Form 10-K
period 2012-12-31
PRICELINE COM INC
filed 2013-02-27
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 _____________________________________________________________________________________________

For the fiscal year ended: December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of priceline.com Incorporated as of June 30, 2012 was approximately $32.8 billion based upon the closing price reported for such date on the NASDAQ Global Select Market.  For purposes of this disclosure, shares of common stock held by executive officers and directors of priceline.com Incorporated on June 30, 2012 have been excluded because such persons may be deemed to be affiliates of priceline.com Incorporated.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of priceline.com Incorporated’s common stock was 49,870,893 as of February 20, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from priceline.com Incorporated’s definitive proxy statement relating to the annual meeting of stockholders to be held on June 6, 2013, to be filed with the Securities and Exchange Commission within 120 days after the end of priceline.com Incorporated’s fiscal year ended December 31, 2012.

priceline.com Incorporated Annual Report on Form 10-K for the Year Ended December 31, 2012 Index

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

PART I

Item 1.  Business

Priceline.com Incorporated is a leading online travel company that offers its customers hotel and accommodation reservations at over 295,000 properties worldwide (as of February 25, 2013), as well as reservations for other travel services. We offer our services primarily through our Booking.com, priceline.com, Agoda.com and rentalcars.com brands.  Booking.com, the world's largest hotel and accommodation reservation website, serves customers around the world with reservations at properties worldwide. Agoda primarily serves customers in Asia-Pacific with hotel reservations at properties in Asia-Pacific. Priceline.com primarily serves customers in the United States with reservations for hotels, car rentals, airline tickets, vacation packages, destination services and cruises in North America. Rentalcars.com offers car rental reservations worldwide. We refer to our company and all of our subsidiaries and brands, including Booking.com, priceline.com, Agoda.com and rentalcars.com, collectively as the "Priceline Group," the "Company," "we," "our" or "us."

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include Booking.com, Agoda.com and rentalcars.com, which are independently managed and operated international brands.  Our principal goal is to serve our customers with worldwide leadership in online hotel, accommodation and rental car reservations.  During the year ended December 31, 2012, our international business (the substantial majority of which is generated by Booking.com) represented approximately 82% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 92% of our consolidated operating income. Given that our international business is primarily comprised of hotel reservation services, and that hotel reservations also represent a significant majority of our domestic business, gross profit earned in connection with the reservation of hotel room nights represents a substantial majority of our gross profit.

Our priceline.com brand in the United States offers Name Your Own Price® travel services (sometimes referred to as "opaque" travel services because certain elements of the service are not disclosed to the customer prior to booking), which are recorded in revenue on a "gross" basis and have associated cost of revenue. Retail, or price-disclosed, travel services (including semi-opaque travel services) offered by both our U.S. and international brands are recorded in revenue on a "net" basis and have no associated cost of revenue. Therefore, revenue increases and decreases are impacted by changes in the mix of our revenues between Name Your Own Price® and retail travel services. Gross profit reflects the net margin earned for both our Name Your Own Price® and retail travel services. Consequently, gross profit has become an increasingly important measure of evaluating growth in our business. At present, we derive substantially all of our gross profit from the following sources:

•	Commissions earned from facilitating reservations of price-disclosed hotels, rental cars, cruises and other travel services;

•	Transaction gross profit and customer processing fees from our price-disclosed hotel, rental car, and vacation package reservation services;

•	Transaction gross profit and customer processing fees from our Name Your Own Price® hotel, rental car and airline ticket reservation services;

•
Global distribution system ("GDS") reservation booking fees related to our Name Your Own Price® hotel, rental car and airline ticket reservation services, and price-disclosed airline ticket and rental car reservation services; and

•	Other gross profit derived primarily from selling advertising on our websites.

For the year ended December 31, 2012, we had gross profit of approximately $4.1 billion comprised of "agency" gross profit, "merchant" gross profit, and "other" gross profit.  Agency gross profit is derived from travel related transactions where we are not the merchant of record and where the prices of the travel services reserved through our websites are determined by third parties. Agency gross profit, which represented the substantial majority of our total gross profit in 2012, consisted of: (1) travel commissions earned from price-disclosed hotel reservations at Booking.com and priceline.com, and price-disclosed reservations for rental cars, cruises and other travel services; (2) GDS reservation booking fees related to certain of the agency services listed above; and (3) customer processing fees.   Merchant gross profit is derived from transactions where we are the merchant of record and therefore charge the customer's credit card for the travel services provided, and consisted of: (1) transaction gross profit representing the amount charged to a customer, less the amount charged by travel service providers in connection with (a) the hotel reservations provided through our merchant price-disclosed hotel service at Agoda.com and priceline.com and (b) the reservations provided through our merchant semi-opaque rental car service at rentalcars.com and merchant semi-opaque hotel service at priceline.com, which allow customers to see the price of the reservation prior to purchase but not the identity of the provider; (2) transaction gross profit representing revenue charged to a customer, less the cost of revenue amount charged by travel service providers in connection with the reservations provided through our Name Your Own Price® hotel, rental car and airline ticket reservation services, as well as through our price-disclosed vacation packages services; (3) customer processing fees charged in connection with the sale of our Name Your Own Price® hotel, rental car and airline ticket reservations and our merchant price-disclosed hotel reservations; and (4) ancillary fees, including GDS reservation booking fees related to certain of the services listed above.  Other gross profit is derived primarily from selling advertising on our websites.

Priceline.com Incorporated was formed as a Delaware limited liability company in 1997 and was converted into a Delaware corporation in July 1998.  Our common stock is listed on the NASDAQ Global Select Market under the symbol "PCLN."  Our principal executive offices are located at 800 Connecticut Avenue, Norwalk, Connecticut 06854.

The Priceline Group Business Model

We own and operate an online global travel service network that efficiently connects customers wishing to make travel reservations with providers of travel services around the world, including over 295,000 hotels and accommodations as of February 25, 2013.  We offer customers hotel reservation services on a worldwide basis primarily under the Booking.com, priceline.com and Agoda.com brands.  In the United States, we also offer reservation services through our priceline.com brand for rental cars, airline tickets, vacations packages, destination services and cruises. Our priceline.com brand offers these travel services through a price-disclosed "retail" manner, through our proprietary demand-collection system known as Name Your Own Price® and through our semi-opaque service known as “Express Deals.” In May 2010, we acquired TravelJigsaw and in late 2011, we re-branded TravelJigsaw as "rentalcars.com." Through rentalcars.com, we offer retail price-disclosed rental car reservations around the world.

In November 2012 we entered into a definitive agreement to acquire KAYAK Software Corporation, a leading meta-search service, in a stock and cash transaction. Under the terms of the agreement, the transaction values KAYAK at $1.8 billion ($1.65 billion net of cash acquired) or $40 per share of KAYAK common stock, with $500 million to be paid in cash, which is expected to be made from cash on hand in the United States, and $1.3 billion to be paid in shares of our common stock and assumed options (subject to a volume-weighted average trading price calculation and a collar on the value of our common stock). See Note 20 to the Consolidated Financial Statements for further details. The transaction is expected to be completed in the first half of 2013, pending approval from relevant regulatory authorities and KAYAK shareholders.

International: Price-Disclosed Hotel Reservation Services.  We offer a retail, price-disclosed hotel and accommodation reservation service through our international brands, which consist primarily of Booking.com, the world's largest online hotel and accommodation website with operations worldwide, and Agoda.com, an online hotel reservation service with operations primarily in Asia.  As of February 25, 2013, Booking.com works with over 275,000 properties in over 180 countries and territories offering hotel and accommodation reservations on various websites and in 41 languages.

International: Price-Disclosed Rental Car Reservation Services.  We offer a merchant semi-opaque rental car reservation service through rentalcars.com, a Manchester, U.K.-based rental car reservation service, which we acquired in May 2010.  Rentalcars.com offers rental car reservations throughout the world. Customers can see the price of the reservation prior to purchase but not the identity of the travel service provider. Certain members of our management own a non-controlling interest in rentalcars.com.  See Note 13 to the Consolidated Financial Statements for further details.

United States: Opaque Travel Services.  We have developed a unique pricing system that allows customers to specify the price they are prepared to pay when submitting an offer for a particular leisure travel service.  We then access databases in which participating travel service providers file secure discounted rates not generally available to the public, to determine whether we can fulfill the customer's offer and decide whether we want to accept the offer at the price designated by the customer.  This Name Your Own Price® service uses the flexibility of customers to enable travel service providers to accept a lower price in order to sell their excess capacity without disrupting their existing distribution channels or retail pricing structures.  We often refer to our Name Your Own Price® travel services as "opaque" because certain elements of the service are not disclosed to the customer prior to booking. In 2012, we launched Express Deals, a merchant semi-opaque, price-disclosed hotel reservation service at priceline.com, which allows customers to see the price of the reservation prior to booking but not the identity of the supplier.

United States: Price-Disclosed Travel Services.  In the United States, we offer customers the ability to purchase reservations for price-disclosed hotels, rental cars, airline tickets, vacation packages, destination services and cruises at retail prices.  We believe that the combination of our retail price-disclosed models and our Name Your Own Price® model allows us to provide a broad array of options to value-conscious consumers.

The Priceline Group Strategy

The online travel category has continued to experience significant worldwide growth as consumer purchasing shifts from traditional off-line channels to interactive online channels, including mobile.  We are the leader in the worldwide online hotel and accommodation reservation market based on room nights booked.  Our strategy is to continue to participate broadly in online travel growth by expanding our service offerings and markets.

•
Maintain and Grow Our Position as the Leading Worldwide Online Hotel and Accommodation Reservation Service.  The size of the travel market outside of the United States is substantially greater than that within the United States.  Historically, Internet penetration rates and e-commerce adoption rates of international consumers have trailed those of U.S. consumers.  However, international consumers are rapidly moving to online means for purchasing travel services.  Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, growth rates within the United States.  For the year ended December 31, 2012, approximately 82% of our gross bookings and approximately 92% of our consolidated operating income were generated through our international brands - primarily Booking.com.  We expect that our international brands will continue to represent a significant percentage of our gross bookings and consolidated operating income, and that these percentages may continue to increase if international growth rates continue to exceed those within the United States.  We believe that the opportunity to continue to grow our business exists for the markets in which we operate. Because of what we believe to be superior growth rate opportunities associated with international online travel reservations, we intend to continue to invest resources to increase the share of our revenues represented by international consumers and capitalize on international travel demand.

The positioning of our Booking.com and Agoda.com hotel reservation services has given us access to a broader international online hotel reservation market than we have through our priceline.com brand.  We intend to use Booking.com and Agoda.com to further develop our worldwide operations, especially in geographic areas where Internet penetration and e-commerce adoption are growing.  We continue to develop the means to share hotel room reservation supply among our brands, which we believe will allow us to better serve customers across markets.

We believe that by promoting our brands worldwide, sharing hotel room reservation supply and customer flow and applying our industry experiences in the United States and Europe to other international regions, we can further expand our travel reservation services internationally and maintain and grow our position as the leading worldwide online hotel and accommodation reservation service.

•
Continue to be One of the Top Online Travel Reservation Services in North America for Value-Conscious Leisure Travelers.  Our Name Your Own Price® service in the United States allows consumers to save money in a simple and compelling way.  Buyers effectively trade off flexibility about brands and service features in return for prices that are lower than those that can be obtained at that time through traditional retail distribution channels.  In 2012, we launched Express Deals, a merchant semi-opaque, price-disclosed hotel reservation service at priceline.com, which allows customers to see the price of the room prior to booking but not the identity of the hotel. We also offer price-disclosed retail services in the United States to our customers to compliment our opaque services.  We believe that by offering a "one-stop-shopping" solution to our customers, we can simultaneously fulfill the needs of those customers who are prepared to accept the unique restrictions of our Name Your Own Price® or Express Deals services in exchange for receiving significant savings relative to retail prices, as well as those customers who are less price sensitive and require the certainty of knowing the full details of their travel itinerary prior to booking.

•
Become a Leading Worldwide Online Rental Car Reservation Service.  In May 2010, we acquired the rentalcars.com business, a U.K.-based international rental car reservation service formerly known as TravelJigsaw.  Rentalcars.com offers its car rental services throughout the world, with customer support provided in 40 languages.

Service Offerings - International

Retail Hotels.  We offer a retail, price-disclosed hotel and accommodation reservation service worldwide, primarily through our Booking.com and Agoda.com brands.  Booking.com works with over 275,000 properties in over 175 countries and territories offering reservations on various websites and in 41 languages.  Properties participate in Booking.com, which operates under an agency model, and Agoda.com, which operates primarily under a merchant model, by filing rates in our proprietary extranets.

Retail Rental Cars.  In May 2010, we acquired the rentalcars.com business, a U.K.-based international rental car reservation service formerly known as TravelJigsaw. Rentalcars.com offers its car rental services in more than 6,000 locations throughout the world, with customer support provided in 40 languages.  Customers using rentalcars.com can book a full range of vehicles online through one of rentalcars.com's branded websites, or they can reserve their cars by phone.  Rentalcars.com primarily offers its services under a semi-opaque merchant model that allows customers to see the price, vehicle type and rental location, but not the identity of the provider until the reservation is made.

Service Offerings - United States

Opaque Hotels.  Through our Name Your Own Price® hotel room reservation service, customers can make reservations at hotel properties in substantially all major cities and metropolitan areas in the United States and Europe.  Most significant U.S. national hotel chains as well as many independent property owners participate in our Name Your Own Price® service.  Hotels participate by filing secure private discounted rates with related rules accessible through a global distribution system database.  These specific rates generally are not available to the general public or to consolidators and other discount distributors who sell to the public. However, hotels may make similar rates available to consolidators or other discount providers under other arrangements.

To make an offer, a customer specifies: (1) the city and neighborhood in which the customer wants to stay, (2) the dates on which the customer wishes to check in and check out, (3) the "class" of service (1, 2, 2½, 3, 3½, 4, 5-star or "resort"), (4) the price the customer is willing to pay, and (5) the customer's valid credit card to guarantee the offer.  When making an offer, customers must agree to stay at any one of our participating hotel partners matching their selected criteria and accept a reservation that cannot be refunded or changed.  If a customer's offer is not accepted, but we believe the offer is reasonably close to a price that we would be willing to accept, we will attempt to satisfy the customer by providing guidance to the customer indicating that changing certain parameters of the offer would increase the chances of the offer being accepted.  The target market for our Name Your Own Price® hotel room reservation service is the leisure travel market.

In 2012, we launched Express Deals, a merchant semi-opaque price-disclosed hotel reservation service at priceline.com, which allows customers to see the price of the reservation prior to purchase but not the identity of the hotel.

Retail Hotels.  We also operate a retail, price-disclosed hotel reservation service in the United States which enables our customers to select the exact hotel they want to book and the price of the reservation is disclosed prior to booking. We offer such reservations through a merchant model, as well as through an agency model for hotel room night reservations sourced through the Booking.com extranet.

Opaque Rental Cars.  Our Name Your Own Price® rental car service is currently available in substantially all major U.S. airport markets.  The top five brand name airport rental car companies in the United States participate in our rental car reservation service.  Customers can access our website and select where and when they want to rent a car, what kind of car they want to rent (e.g., economy, compact, mid-size, SUV, etc.) and the price they want to pay per-day, excluding taxes, fees and surcharges.  When we receive an offer, we determine whether to fulfill the offer based upon the available rates and rules.  If a customer's offer is accepted, it cannot be refunded or changed, and we will immediately reserve the rental car, charge the customer's credit card and notify the customer of the rental car company and location providing the rental car. If a customer's offer is not accepted, but we believe the offer is reasonably close to a price that we would be willing to accept, we will attempt to satisfy the customer by providing guidance to the customer indicating that changing certain parameters of the offer would increase the chances of the offer being accepted.

Retail Rental Cars.  We also offer a price-disclosed rental car reservation service through priceline.com and other brands in the United States. Our price-disclosed rental car service operates under the "agency" model, under which we earn a commission upon rental car return, and accommodates one-way and off-airport reservations.  Customers can select the rental car brand, car type, pick-up location and price prior to booking.

Opaque Airline Tickets. Our Name Your Own Price® airline ticket reservation service operates in a manner similar to our Name Your Own Price® hotel room reservation service.  To make an offer, a customer specifies: (1) the origin and destination of the trip, (2) the dates on which the customer wishes to depart and return, (3) the price the customer is willing to pay, and (4) the customer's valid credit card to guarantee the offer.  When making an offer, customers must agree to:

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
If a customer's offer is not accepted, but we believe the offer is reasonably close to a price that we would be willing to accept, we will attempt to satisfy the customer by providing guidance to the customer indicating that changing certain parameters of the offer would increase the chances of the offer being accepted.  In 2012, we launched a Name Your Own Price® one-way ticket option to offer customers increased itinerary flexibility.

Retail Airline Tickets.  We also offer our customers in the United States the ability to purchase retail airline tickets at disclosed prices and with disclosed itineraries.  The airline sets the retail price paid by the consumer and is the merchant of record for the transaction.  Retail airline tickets are generally changeable and cancellable for a fee.

With respect to each of our hotel, rental car and airline ticket reservation services, we believe the combination of our Name Your Own Price® service and the retail price-disclosed service, and in the case of hotel room reservations, our semi-opaque Express Deals service, allows us to provide a broad array of options to value-conscious consumers, while providing us with diverse streams of revenue.

Vacation Packages.  Our vacation package service allows customers in the United States to purchase packages consisting of airfare, hotel and rental car components.  Customers can select the exact hotel or resort that they want to reserve, and then select either a retail airline ticket or an opaque airline ticket for the air component of their package.  In addition, customers can elect to add a rental car to their package.  Vacation packages are sold at disclosed prices, although customers cannot determine the exact price of the individual components on our website.

Other Services. We offer priceline.com customers the opportunity to purchase through us destination services (e.g., parking, event tickets, ground transfers), cruises and travel insurance. We earn a commission on destination services and cruise bookings. We retain a fee for every insurance package purchased through us. The travel insurance is arranged for by BerkelyCare, a division of Affinity Insurance Services, Inc. and underwritten by Stonebridge Casualty Insurance Company, an AEGON Company.

While we are currently focused on the travel services described above, over time, we may evaluate the introduction of other services that we believe could enhance the travel experience of our customers.

Marketing and Brand Awareness

Booking.com, priceline.com and Agoda.com have established widely used and recognized e-commerce brands through aggressive marketing and promotion campaigns. In late 2011, we re-branded our international rental car business as rentalcars.com, and have since marketed that brand worldwide through online advertising. During 2012, our total online advertising expenses were approximately $1.3 billion, a substantial portion of which was spent internationally through Internet search engines, price comparison and travel research services and affiliate marketing.  We also invested approximately $35.5 million in priceline.com-branded offline advertising in the United States.  In January 2013, Booking.com launched in the United States its first offline advertising campaign. We intend to continue a marketing strategy to aggressively promote brand awareness, primarily through online means.

We use online search engines, price comparison and travel research services, and affiliate marketing as primary means of generating traffic to our websites. As a result, our online advertising expense has increased significantly in recent years, a trend we expect to continue. In addition, our online advertising has grown faster than our gross profit due to (1) brand mix within the Priceline Group, (2) channel mix within our brands and (3) recently, lower returns on investment (“ROIs”) from our online advertising. Our international brands are growing faster than our priceline.com U.S. brand, and spend a higher percentage of gross profit on online advertising. Furthermore, our brands are generally obtaining an increasing share of traffic through paid online advertising channels. Finally, our online advertising ROIs have recently been down year-over-year.

Advertising efficiency is impacted by a number of factors that are subject to variability, including ADRs, costs per click, cancellation rates, foreign exchange rates and the extent to which we are successful in converting paid traffic to booking customers and then having customers return directly to our websites or mobile apps for future bookings. We recognize a substantial majority of online advertising expense as incurred at the time of booking, but recognize the gross profit for price-disclosed hotel and rental car reservations when the travel is completed. As a result, online advertising expense may not be recognized in the same period as the associated gross profit.

Competition

We compete with both online and traditional travel reservation services. The market for the travel reservation services we offer is intensely competitive, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple and Microsoft, have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us.

We currently or potentially will compete with a variety of companies, including:

•
Internet travel services such as Expedia, Hotels.com, Hotwire, Elong, CarRentals.com and Venere, which are owned by Expedia; Travelocity, lastminute.com, Holiday Auto and Zuji, which are owned by the Sabre Group; Orbitz.com, Cheaptickets, ebookers, HotelClub and RatesToGo, which are owned by Orbitz Worldwide; laterooms and asiarooms, which are owned by Tui Travel; Gullivers and octopustravel, which are owned by Kuoni; Hotel Reservation Service and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, Car Trawler, Ctrip, MakeMyTrip, Rakuten, Jalan and Wotif;

•
travel service providers such as hotel companies, airlines and rental car companies, many of which have their own branded websites to which they drive business, including joint efforts by travel service providers such as Room Key, an online hotel reservation service owned by several major hotel companies;

•	large online portal, social networking, group buying and search companies, such as Google, Yahoo! (including Yahoo! Travel), Bing (including Bing Travel), Facebook, Groupon and Living Social;

•	traditional travel agencies, wholesalers and tour operators;

•
online travel search services (generally referred to as "meta-search" services) such as KAYAK (which we agreed to acquire in November 2012), Trivago.com (in which Expedia agreed to acquire a majority ownership interest in December 2012), Mobissimo.com, FareChase.com, Qunar, Cheapflights.com and HotelsCombined and travel research services that have search functionality, such as TripAdvisor and Travelzoo; and

•	operators of travel industry reservation databases such as Galileo, Travelport, Amadeus and Sabre.

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating - and we believe intend to further create - inroads into online travel, both in the United States and internationally. For example, following its acquisition of ITA Software, Inc., a major flight information software company, Google launched a flight search tool that enables consumers to find fares, schedules and availability directly on Google and excludes participation by online travel agents ("OTAs") such as us within the search results. Google has also invested in HomeAway, a publicly traded vacation home rental service, and launched "Hotel Finder," a utility that allows consumers to search and compare hotel accommodations based on parameters set by the consumer and that Google has at times placed at or near the top of hotel-related search results. In addition, Microsoft has launched Bing Travel, which searches for airfare and hotel reservations online and predicts the best time to purchase them. "Meta-search" services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., airlines or hotels), OTA and other websites and, in many instances, compete directly with us for customers. Furthermore, certain travel service providers limit OTA participation within the meta-search results. Some meta-search services that offer consumers the ability to make hotel reservations directly through their websites may evolve into more traditional OTAs. Meta-search services intend to appeal to consumers by showing more detailed travel search results, including specific information for their own itineraries than may be available through OTAs or other websites, which could lead to travel service providers or others gaining a larger share of search traffic or may ultimately lead to search engines executing transactions within their own websites. If Google (the largest search engine in the world), Bing or other leading search engines refer significant traffic to these or other travel services that they develop in the future, or otherwise favor supplier websites or other travel service websites over OTAs, including us, or if meta-search or travel research services limit our participation within their search results, it would likely become more difficult and expensive for us to generate traffic to our websites and therefore to maintain or grow our market share, which could have a material adverse effect on our business and results of operations.

Several major hotel companies, comprising Choice Hotels International, Hilton Worldwide, Hyatt, InterContinental Hotels Group, Wyndham Hotel Group, Marriott, La Quinta and Millennium, launched Room Key, an online hotel reservation service that competes directly with our hotel reservation services. The hotel companies that own Room Key have a stated goal of driving consumers directly to their brand websites, thus reducing the share received by OTAs. They may also attempt to improve their competitive position by offering lower room rates, better room availability or additional features or amenities through Room Key than are available through services like ours. If Room Key is successful, our share of the online hotel reservation market could be negatively affected and our business could suffer.

There has been a proliferation of new channels through which hotels can offer hotel room reservations.  For example, some hotels offer room reservations through “daily deal” websites such as Groupon and Living Social, which sell coupons to customers at a substantial discount.  In 2011, Expedia, one of our largest competitors, entered into a partnership with Groupon to sell hotel room reservations to Groupon customers under the “Groupon Getaways” brand name. New entrants, such as BackBid, GuestMob and Tingo, as well as Hipmunk and Room 77, have developed new and differentiated offerings that endeavor to provide savings on hotel rooms to consumers and that compete directly with us.  If any of these new services are successful, we may experience less demand for our services and are likely to face more competition for access to the limited supply of discounted hotel room rates.

Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones, and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful “apps” available on these devices, is driving substantial traffic and commerce activity to mobile platforms.  We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for hotel bookings.  Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes.  The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, hotel reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple apps from multiple travel service providers and instead prefer to use one or a limited number of apps for their mobile travel activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important. We have made significant progress creating mobile offerings which have received strong reviews, solid download trends, and are driving a material and increasing share of our business.  We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer and to mobile applications instead of a web browser. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile apps are not downloaded and used by travel consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.

Apple, Inc., one of the most successful companies in the world and producer of, among other things, the iPhone and iPad, recently obtained a patent for "iTravel," a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple's most recent iPhone operating system includes "Passbook," a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and along with iTravel, may be indicative of Apple's intent to enter the travel reservations business in some capacity. Apple has substantial market share in the smart phone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps and has access to greater resources, than we have. Apple may use or expand iTravel, Passbook, Siri (Apple's voice recognition "concierge" service) or another mobile app as a means of entering the travel reservations marketplace. Similarly, Google's Android operating system is the leading smartphone operating system in the world. As a result, Google could leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. To the extent Apple or Google use their mobile operating systems or app distribution channels to favor their own travel service offerings, our business could be harmed.

The launch of Room Key discussed above is demonstrative of the effort of many hotel, airline and rental car companies, including those with which we conduct business, to drive online demand to their own websites in lieu of third-party distributors such as us. Certain airlines have attempted to charge additional fees to customers who book airline reservations through an online channel other than their own website. Furthermore, some airlines may distribute their tickets exclusively through their own websites. Providers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as web-only fares, bonus miles or loyalty points, which could make their offerings more attractive to consumers than models like ours. See "Risk Factors - Intense competition could reduce our market share and harm our financial performance.”

Operations and Technology

Our business is supported by multiple systems platforms, which were designed with an emphasis on scalability, performance and reliability.  The platforms are largely independent among Booking.com, priceline.com, Agoda and rentalcars.com.  The software platforms and architecture use a variety of tools within each corporate implementation, including server-side Java, C++, ASP, .Net and Perl, and SQL scripts integrated with Oracle, MySQL and Microsoft SQL-server relational database systems.  These internal platforms were designed to include open application protocol interfaces that can provide connectivity to vendors in the industries in which we operate.  These include large global systems, such as airline ticket and hotel room reservation systems and financial service providers, as well as individual hotel service providers, such as individual hotels.  Our Internet servers utilize digital certificates to help us conduct secure communications and transactions, as appropriate.

The systems infrastructure and web and database servers of our worldwide operations are primarily hosted in England, the Netherlands, Hong Kong and two locations in the United States, each of which provides network connectivity, networking infrastructure and 24-hour monitoring and engineering support typical of hosted data centers.  Our network operations center is located in our Norwalk, Connecticut headquarters and monitors all web hosting facilities.  All data center facilities have a continuous power supply system, generators, redundant servers and multiple back-up systems.  If one hosting facility were inaccessible, for any reason, we would need to divert all traffic to another hosting facility, which may lead to a disruption to our services, resulting in foregone transactions and revenue.

Customer service for our international business is provided primarily through in-house customer call centers. We outsource most of the call center and customer service functions for our U.S. priceline.com business, and use a real-time interactive voice response system with transfer capabilities to our call centers and customer service centers.

Intellectual Property

Over time and through acquisitions, we have assembled a portfolio of patents, trademarks, service marks, copyrights, domain names, and trade secrets covering our services. We regard the protection of our intellectual property as critical to our success. We protect our intellectual property rights by relying on federal, state and common law rights in the United States and internationally, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights in our services. We have entered into confidentiality and invention assignment agreements with our employees and contractors and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information.

We pursue the registration of our domain names, trademarks, and service marks in the United States and internationally. We currently hold numerous issued U.S. and international patents and pending U.S. and international patent applications.  We file additional patent applications on new inventions, as appropriate. Effective trademark, copyright, patent, domain name, trade dress, and trade secret protection is expensive to maintain and may require litigation. As we continue to expand internationally, we must protect our intellectual property rights and other proprietary rights in an increasing number of jurisdictions, a process that is expensive and time consuming and may not be successful in every location. See "Risk Factors - We face risks related to our intellectual property."

Governmental Regulation

The services we provide are subject to various federal, state, foreign and local regulations. For example, our travel services are subject to laws governing the offer and/or sale of travel services as well as laws requiring us to register as a "seller of travel" in certain jurisdictions.  In addition, our services may be subject to various federal, state, foreign and local taxing regulations.  See "Risk Factors - Adverse application of state and local tax laws could have an adverse effect on our business and results of operations" and "Risk Factors - We may have exposure to additional tax liabilities."

We are subject to federal, state and foreign laws that require protection of user privacy and user data.  In our processing of travel transactions, we receive and store a large volume of personally identifiable data in the United States, Europe and Asia.  This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, including the Commission of the European Union through its Data Protection Directive and variations of that directive in the member states of the European Union.  Such government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction.

In addition, our strategy involves rapid expansion into regions around the world, including Asia, South America and elsewhere, many of which have different legislation, regulatory environments and tax laws. Compliance with foreign legal, regulatory or tax requirements places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences, which may have an adverse effect on our business.

Seasonality

A meaningful amount of retail gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. However, we generally do not recognize associated revenue until future quarters when the travel occurs. From a cost perspective, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated. As a result, we typically experience our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of booking and travel consumption for the year for our North American and European businesses. However, we experience the highest levels of booking and travel consumption for our Asia-Pacific and South American businesses in the first and fourth quarters. Therefore, if these businesses continue to grow faster than our North American and European businesses, our operating results for the first and fourth quarters of the year may become more significant over time as a percentage of full year operating results. In addition, our Name Your Own Price® services are generally non-refundable in nature, and accordingly, we recognize travel revenue at the time a booking is generated. However, we recognize revenue generated from our retail hotel services at the time that the customer checks out of the hotel. Therefore, if our retail hotel business continues to grow faster than our Name Your Own Price® services, we expect our quarterly results to become increasingly impacted by these seasonal factors.

Employees

As of December 31, 2012, we employed approximately 7,000 employees, of which approximately 1,400 are based in the United States and approximately 5,600 are based in our international offices. We also retain independent contractors to support our customer service, website content translation and system support functions.

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

The Priceline Group Websites

We maintain websites with the addresses www.booking.com, www.priceline.com, www.agoda.com and www.rentalcars.com, among others.  We are not including the information contained on our websites as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.  We make available free of charge through the www.priceline.com website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. These reports and other information are also available, free of charge, at www.sec.gov.  Alternatively, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  In addition, the priceline.com Incorporated Code of Conduct is available through the www.priceline.com website and any amendments to or waivers from the Code of Conduct will be disclosed on that website.

Item 1A.  Risk Factors

The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business, results of operations or financial condition. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.
Declines or disruptions in the travel industry could adversely affect our business and financial performance.
Our financial prospects are significantly dependent upon the sale of travel services, particularly leisure travel. Travel, including hotel, rental car and airline ticket reservations, is dependent on discretionary spending levels. As a result, sales of travel services tend to decline during general economic downturns and recessions when consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns or effects that reduce their ability or willingness to travel. Accordingly, the recent worldwide recession led to a weakening in the fundamental demand for our services and an increase in the number of customers who canceled existing travel reservations with us. Further, many governments around the world, including the U.S. government and certain European governments, are operating at large financial deficits. Disruptions in the economies of such countries could cause, contribute to or be indicative of deteriorating macro-economic conditions. Failure to reach political consensus regarding workable solutions to these issues has resulted in a high level of uncertainty regarding the future economic outlook. This uncertainty, as well as concern over governmental austerity measures including higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand. Over recent quarters, we have experienced declines in transaction growth rates and weaker trends in hotel average daily rates (“ADRs”) across many regions of the world, particularly in those European countries that appear to be most affected by economic uncertainties. We believe that these business trends are likely impacted by weak economic conditions and sovereign debt concerns. The uncertainty of macro-economic factors and their impact on consumer behavior across regions, which may differ, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.
During the recent worldwide recession, the hotel industry experienced a significant decrease in occupancy rates and ADRs, and an increase in reservation cancellation rates. While lower occupancy rates have historically resulted in hotel room providers increasing their distribution of hotel room reservations through third-party intermediaries such as us, our remuneration for hotel room reservation transactions changes proportionately with room price, and therefore, lower ADRs generally have a negative effect on our hotel room reservation business and a negative effect on our gross profit.
In addition, other unforeseen events beyond our control, such as higher oil prices, terrorist attacks, unusual weather patterns, natural disasters such as earthquakes, hurricanes, tsunamis, floods, volcanic eruptions (such as the April 2010 eruption of a volcano in Iceland), travel related health concerns including pandemics and epidemics such as Influenza H1N1, avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities or travel related accidents, could adversely affect our business and results of operations. Because these events are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our results of operations. For example, in late 2012 Hurricane Sandy disrupted travel in the northeastern United States. In early 2011, Japan was struck by a major earthquake, tsunami and nuclear emergency. In October 2011, severe flooding in Thailand, a key market for our Agoda.com business and the Asian business of Booking.com, negatively impacted booking volumes and cancellation rates in this market. In addition, in early 2010, Thailand experienced disruptive civil unrest, which caused the temporary relocation of Agoda.com's Thailand-based operations. Future natural disasters or civil or political unrest could further disrupt our business and operations.
We face risk related to the growth rate and expansion of our international business.
We derive a substantial portion of our revenues, and have significant operations, outside the United States. Our international operations include the Netherlands-based hotel reservation service Booking.com, the Asia-based hotel reservation service Agoda.com and the U.K.-based rental car reservation service rentalcars.com. Our international operations have achieved significant year-over-year growth in their gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers). This growth rate, which has contributed significantly to our growth in consolidated revenue, gross profit and earnings per share, has declined, a trend we expect to continue as the absolute level of our gross bookings grows larger. Other factors may also slow the growth rates of our revenues derived from our international business, including, for example, worldwide economic conditions, any strengthening of the U.S. Dollar versus the Euro and other currencies, declines in ADRs, increases in cancellations, adverse changes in travel market conditions and the competitiveness of the market. A decline in the growth rates of our international business could have a negative impact on our future gross profit and earnings per share growth rates and, as a consequence, our stock price.
Our strategy involves continued rapid international expansion in regions throughout the world. Many of these regions have different customs, different currencies, different levels of customer acceptance of the Internet and different legislation, regulatory environments, tax laws and levels of political stability. International markets may have strong local competitors with an established brand and travel service provider relationships that may make expansion in that market difficult and costly and take more time than anticipated. In addition, compliance with foreign legal, regulatory or tax requirements places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences. If we are unsuccessful in rapidly expanding in new and existing markets and managing that expansion, our business, results of operations and financial condition would be adversely affected.
Certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding hotels and accommodations as participants in our services. Many of the newer properties we add, especially in highly penetrated markets, may have fewer rooms, may have lower ADRs, may have higher credit risk and may appeal to a smaller subset of customers (for example, hostels and bed and breakfasts) and therefore may also negatively impact our margins.
The number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 7,000 as of December 31, 2012, which growth is mostly comprised of hires by our international operations, including as a result of our international acquisitions. As a result of such rapid expansion, the average tenure of our employees has become shorter. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage this growth and our future operations, especially as we employ personnel in multiple geographic locations around the world. We are subject to risks typical of international businesses, including differing economic conditions, differing customs, languages and customer expectations, changes in political climate, differing tax structures, other regulations and restrictions, including labor laws and customs, and foreign exchange rate volatility.
Intense competition could reduce our market share and harm our financial performance.
We compete with both online and traditional travel reservation services. The market for the travel reservation services we offer is intensely competitive, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple and Microsoft, have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us.
We currently or potentially will compete with a variety of companies, including:

•
Internet travel services such as Expedia, Hotels.com, Hotwire, Elong, CarRentals.com and Venere, which are owned by Expedia; Travelocity, lastminute.com, Holiday Auto and Zuji, which are owned by the Sabre Group; Orbitz.com, Cheaptickets, ebookers, HotelClub and RatesToGo, which are owned by Orbitz Worldwide; laterooms and asiarooms, which are owned by Tui Travel; Gullivers and octopustravel, which are owned by Kuoni; Hotel Reservation Service and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, Car Trawler, Ctrip, MakeMyTrip, Rakuten, Jalan and Wotif;

•
travel service providers such as hotel companies, airlines and rental car companies, many of which have their own branded websites to which they drive business, including joint efforts by travel service providers such as Room Key, an online hotel reservation service owned by several major hotel companies;

•	large online portal, social networking, group buying and search companies, such as Google, Yahoo! (including Yahoo! Travel), Bing (including Bing Travel), Facebook, Groupon and Living Social;

•	traditional travel agencies, wholesalers and tour operators;

•
online travel search services (generally referred to as “meta-search” services) such as KAYAK (which we agreed to acquire in November 2012; see Note 20 to the Consolidated Financial Statements for more details about the acquisition), Trivago.com (in which Expedia agreed to acquire a majority ownership interest in December 2012), Mobissimo.com, FareChase.com, Qunar, Cheapflights.com and HotelsCombined and travel research services that have search functionality, such as TripAdvisor and Travelzoo; and

•	operators of travel industry reservation databases (generally referred to as a “global distribution system” or “GDS”) such as Galileo, Travelport, Amadeus and Sabre.

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating - and we believe intend to further create - inroads into online travel, both in the United States and internationally. For example, following its acquisition of ITA Software, Inc., a major flight information software company, Google launched a flight search tool that enables consumers to find fares, schedules and availability directly on Google and excludes participation by online travel agents ("OTAs") such as us within the search results. Google has also invested in HomeAway, a publicly traded vacation home rental service, and launched “Hotel Finder,” a utility that allows consumers to search and compare hotel accommodations based on parameters set by the consumer and that Google has at times placed at or near the top of hotel-related search results. In addition, Microsoft has launched Bing Travel, which searches for airfare and hotel reservations online and predicts the best time to purchase them. If Google (the largest search engine in the world), Bing or other leading search engines refer significant traffic to these or other travel services they develop in the future, or otherwise favor supplier websites or other travel service websites over OTAs, including us, it would likely become more difficult and expensive for us to generate traffic to our websites and therefore to maintain or grow our market share, which could have a material adverse effect on our business and results of operations.

“Meta-search” services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., airlines or hotels), OTA and other websites and, in many instances, compete directly with us for customers. Furthermore, certain travel service providers limit OTA participation within the meta-search results. Some meta-search services that offer customers the ability to make hotel reservations directly through their websites may evolve into more traditional OTAs. Meta-search services intend to appeal to consumers by showing more detailed travel search results, including specific information for their own itineraries than may be available through OTAs or other websites, which could lead to travel service providers or others gaining a larger share of search traffic. To the extent consumers book travel services through a meta-search site or directly with a supplier after visiting a meta-search site without using an OTA like us or if meta-search services limit our participation within their search results, we may need to increase our advertising or other customer acquisition costs to maintain or grow our bookings, any of which could have an adverse effect on our business and results of operations.

Several major hotel companies, comprising Choice Hotels International, Hilton Worldwide, Hyatt, InterContinental Hotels Group, Wyndham Hotel Group, Marriott, La Quinta and Millennium, launched Room Key, an online hotel reservation service that competes directly with our hotel reservation services. The hotel companies that own Room Key have a stated goal of driving consumers directly to their brand websites, thus reducing the share received by OTAs. They may also attempt to improve their competitive position by offering lower room rates, better room availability or additional features or amenities through Room Key than are available through services like ours. If Room Key is successful, our share of the online hotel reservation market could be negatively affected and our business could suffer.

There has been a proliferation of new channels through which hotels can offer hotel room reservations. For example, some hotels offer discounted room reservations through “daily deal” websites such as Groupon and Living Social, which sell coupons to customers at a substantial discount. In 2011, Expedia, one of our largest competitors, entered into a partnership with Groupon to sell hotel room reservations to Groupon customers under the “Groupon Getaways” brand name. New entrants, such as BackBid, GuestMob and Tingo, as well as Hipmunk and Room 77, have developed new and differentiated offerings that endeavor to provide savings on hotel rooms to consumers and that compete directly with us. If any of these new services are successful, we may experience less demand for our services and are likely to face more competition for access to the limited supply of discounted hotel room rates.

Competition in domestic online travel remains intense and online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantages. In particular, the competition to provide “opaque” hotel reservation services to consumers, an area in which our priceline.com U.S. business has been a leader, has become more intense. For example, Expedia makes opaque hotel room reservations available on its principal website under the name “Expedia Unpublished Rates” and has supported this initiative with steeper discounts through lower margins. As with our opaque Name Your Own Price® hotel booking service, the name of the hotel is not disclosed until after booking. We believe these offerings, in particular "Expedia Unpublished Rates", have adversely impacted the market share and year-over-year growth rate for our opaque hotel service, which experienced a decline in room night reservations in 2012 compared to 2011. These and other competitors could also launch opaque rental car services, which could negatively impact our opaque Name Your Own Price® rental car service. If Expedia or others are successful in growing their opaque hotel reservation services, we may have less consumer demand for our hotel reservation services over time and we would face more competition for access to the limited supply of discounted hotel room rates. In an effort to compete more effectively against these new offerings, in 2012 we launched Express Deals, a semi-opaque price-disclosed hotel reservation service. However, Express Deals may not be successful at recovering or growing domestic hotel reservation service market share. As a result of this increased competition, our share of the discount hotel reservation market in the United States could further decrease, which would harm our business and results of operations.
We believe that a number of reasons, including the recent significant year-over-year increase in retail airfares, could cause consumers to engage in increased shopping behavior before making a travel purchase than they engaged in previously. Increased shopping behavior reduces our advertising efficiency and effectiveness because traffic becomes less likely to result in a purchase on our website, and such traffic is more likely to be obtained through paid online advertising channels than through free direct channels. Further, as consumers attempt to be more efficient in their shopping behavior, they may favor travel services offered by search companies or meta-search sites over OTAs like us, which could reduce the traffic to our websites, increase consumer awareness of our competitors' brands and websites, increase our advertising and other customer acquisition costs and adversely affect our business, margins and results of operations.
The launch of Room Key discussed above is demonstrative of the effort of many hotel, airline and rental car companies, including those with which we conduct business, to drive online demand to their own websites in lieu of third-party distributors such as us. Certain airlines have attempted to charge additional fees to customers who book airline reservations through an online channel other than their own website. Furthermore, some airlines may distribute their tickets exclusively through their own websites. Providers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as web-only fares, bonus miles or loyalty points, which could make their offerings more attractive to consumers than models like ours.
We rely on online advertising channels to enhance our brand awareness and to generate a significant amount of traffic to our websites.
We believe that maintaining and expanding the Booking.com, priceline.com, Agoda.com and rentalcars.com brands, along with our other owned brands, are important aspects of our efforts to attract and retain customers. Effective online advertising has been an important factor in our growth and we believe it will continue to be important to our future success. As our competitors spend increasingly more on advertising, we are required to spend more in order to maintain our brand recognition and, in the case of online advertising, to maintain and grow traffic to our websites. In addition, we have invested considerable money and resources on the establishment and maintenance of the Booking.com, priceline.com, Agoda.com and rentalcars.com brands, and we will continue to invest resources in advertising, marketing and other brand building efforts to preserve and enhance consumer awareness of our brands. We may not be able to successfully maintain or enhance consumer awareness and acceptance of these brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness and acceptance of our brands in a cost-effective manner, our business, market share and results of operations would be materially adversely affected.
Our advertising efficiency is impacted by a number of factors that are subject to variability and that are outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates and the extent to which we are successful in converting paid traffic to booking customers and then having customers return directly to our websites or mobile apps for future bookings. We use online search engines, price comparison and travel research services, and affiliate marketing as primary means of generating traffic to our websites. As a result, our online advertising expense has increased significantly in recent years, a trend we expect to continue. In addition, our online advertising has grown faster than our gross profit due to (1) brand mix within the Priceline Group, (2) channel mix within our brands and (3) recently, lower returns on investment (“ROIs”) from our online advertising. Our international brands are growing faster than our priceline.com U.S. brand, and spend a higher percentage of gross profit on online advertising. Furthermore, our brands are generally obtaining an increasing share of traffic through paid online advertising channels. Finally, our online advertising ROIs have recently been down year-over-year. Any reduction in our advertising efficiency could have an adverse effect on our business and results of operations, whether through reduced gross profit, gross profit growth or through advertising expenses increasing faster than gross profit and thereby reducing margins and earnings growth.

Recent trends in consumer adoption and use of mobile devices create new challenges and may enable device companies such as Apple to compete directly with us.
Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones, and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful “apps” available on these devices, is driving substantial traffic and commerce activity to mobile platforms. We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for hotel bookings. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, hotel reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple apps from multiple travel service providers and instead prefer to use one or a limited number of apps for their mobile travel activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important. We have made significant progress creating mobile offerings which have received strong reviews, solid download trends, and are driving a material and increasing share of our business. We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer and to mobile applications instead of a web browser. Further, many consumers use a mobile device based web browser instead of an app. As a result, it is increasingly important for us to develop and maintain effective mobile websites optimized for mobile devices to provide customers with appealing easy-to-use mobile website functionality. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile apps are not downloaded and used by travel consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.
Apple, one of the most successful companies in the world and producer of, among other things, the iPhone and iPad, recently obtained a patent for “iTravel,” a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple's most recent iPhone operating system includes “Passbook,” a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and, along with iTravel, may be indicative of Apple's intent to enter the travel reservations business in some capacity. Apple has substantial market share in the smart phone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps and has access to greater resources, than we have. Apple may use or expand iTravel, Passbook, Siri (Apple's voice recognition "concierge" service) or another mobile app as a means of entering the travel reservations marketplace. Similarly, Google's Android operating system is the leading smart phone operating system in the world. As a result, Google could leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. To the extent Apple or Google use their mobile operating systems or app distribution channels to favor their own travel service offerings, our business could be harmed.
We are exposed to fluctuations in currency exchange rates.
We conduct a substantial majority of our business outside the United States but are reporting our results in U.S. Dollars. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international business are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation. For example, a strengthening of the Euro increases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars, while a weakening of the Euro decreases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in our financial statements. Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt have had difficulty refinancing their debt. Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may become more widespread and could include the United States, has led to significant volatility in the exchange rate between the Euro, the U.S. Dollar and other currencies. Sovereign debt issues in the European Union could lead to further significant, and potentially longer-term, devaluation of the Euro against the U.S. Dollar, which would adversely impact our Euro-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars.

We rely on the performance of highly skilled personnel and, if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed.
Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. In particular, the contributions of certain key senior management in the United States, Europe and Asia are critical to the overall management of our business. We may not be able to retain the services of any members of our senior management or other key employees, the loss of whom could harm our business.
In addition, competition for well-qualified employees in all aspects of our business, including software engineers, mobile communication talent and other technology professionals, is intense both in the United States and abroad. Our international success in particular has led to increased efforts by our competitors and others to hire our international employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business would be adversely affected. We do not maintain any key person life insurance policies.
Our processing, storage, use and disclosure of personal data exposes us to risks of internal or external security breaches and could give rise to liabilities.
The security of data when engaging in electronic commerce is essential to maintaining customer and travel service provider confidence in our services. Any security breach whether instigated internally or externally on our system or other Internet based systems could significantly harm our reputation and therefore our business, brand, market share and results of operations. We currently require customers who use certain of our services to guarantee their offers with their credit card, either online or, in some instances, through our toll-free telephone service. It is possible that computer circumvention capabilities, new discoveries or advances or other developments, including our own acts or omissions, could result in a compromise or breach of customer transaction data.
Our existing security measures may not be successful in preventing security breaches or attacks. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal customer information or transaction data, proprietary information or cause significant interruptions in our operations. For instance, from time to time, we have experienced “denial-of-service” type attacks on our systems that have made portions of our websites slow or unavailable for periods of time. In addition, in 2012, several major companies, including Zappos, Apple, AOL, LinkedIn, Google, and Yahoo! experienced high-profile security breaches that exposed their users' personal information. We expend significant resources to protect against security breaches, and we may need to increase our security related expenditures to maintain or increase our systems' security or to address problems caused and liabilities incurred by breaches. Reductions in website availability and response time could cause loss of substantial business volumes during the occurrence of any such security breach or attack on our systems. These issues are likely to become more difficult to manage as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced. Security breaches could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. Security breaches could also cause customers and potential customers to lose confidence in our security and choose to use the services of our competitors, which would have a negative effect on the value of our brand, our market share and our results of operations. Our insurance policies carry low coverage limits, and would likely not be adequate to reimburse us for losses caused by security breaches.
We also face risks associated with security breaches affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could inhibit the growth of the Internet and consumers' willingness to provide private information or effect commercial transactions on the Internet and, therefore, our services. Additionally, security breaches at third parties such as travel service provider or distributor systems upon which we rely could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. Some of our business is conducted with third party marketing affiliates, which may generate travel reservations through our infrastructure or through other systems. A security breach at such a third party could be perceived by consumers as a security breach of our systems and could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose us to liability.
In our processing of travel transactions, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, including the Commission of the European Union through its Data Protection Directive and variations of that directive in the member states of the European Union. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations and financial condition.
We may have exposure to additional tax liabilities.
As an international business providing travel reservation services around the world, we are subject to income taxes and non-income based taxes in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. The U.S. Internal Revenue Service initiated an audit of our 2009 and 2010 federal income tax returns for the first time in the third quarter of 2011. We reached an agreement with the IRS in June 2012 which covered all tax periods through December 31, 2010 and had no impact on our financial condition, results of operations or cash flows. To date, we have been audited in several taxing jurisdictions with no significant impact on our financial condition, results of operations or cash flows. If future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our cash flows, financial condition and results of operations. For example, French authorities have initiated a process to determine whether we should be subject to additional tax obligations in France.  It is our understanding that several large companies, including Google and Microsoft, are involved in similar investigations in France.  While we believe that we comply with French tax law, French tax authorities may determine that we owe additional taxes, and may also assess penalties and interest.  In general, governments in the United States and Europe are increasingly focused on ways to increase revenues, which has contributed to an increase in audit activity and harsher stances taken by tax authorities.  Any such additional taxes or other assessments may be in excess of our current tax provisions or may require us to modify our business practices in order to reduce our exposure to additional taxes in France going forward, any of which could have a material adverse effect on our business, results of operations and financial condition.
We will be subject to increased income taxes in the event that our foreign cash balances are remitted to the United States. As of December 31, 2012, we held approximately $3.1 billion of cash and short-term investments outside of the United States. To date, we have used our foreign cash to reinvest in our foreign operations. It is our current intention to reinvest our foreign cash in our foreign operations. If our foreign cash balances continue to grow and our ability to reinvest those balances diminishes, it will become increasingly likely that we will repatriate some of our foreign cash balances to the United States. In such event, we would likely be subject to additional income tax expense in the United States with respect to our unremitted foreign earnings. We would not incur additional income tax payments unless we were to actually repatriate our international cash balances to the United States. We would only incur federal alternative minimum tax and certain state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. Additionally, if we were to repatriate foreign cash to the United States, it would use a portion of our domestic net operating loss carryforwards which could result in us being subject to income taxes on the earnings of our domestic business sooner than would otherwise have been the case.
In addition, U.S. President Barack Obama's Administration has proposed significant changes to the U.S. international tax laws that include limiting U.S. deductions for interest expense related to un-repatriated foreign-source income and putting in place an "offshoring tax" that would set a minimum tax on offshore earnings. We cannot determine whether all of these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to being enacted into law. If the U.S. tax laws change in a manner that increases our tax obligation, our results of operations could be adversely impacted.
We are also subject to non-income based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions, as well as the potential for hotel occupancy and other related taxes in the United States as discussed below. From time to time, we are under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities.
Adverse application of state and local tax laws could have an adverse effect on our business and results of operations.
A number of jurisdictions in the United States have initiated lawsuits against online travel companies, including us, related to, among other things, the payment of hotel occupancy and other related taxes (e.g., state and local sales tax and general excise tax). In addition, a number of U.S. states, counties and municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other related taxes. See Note 16 to the Consolidated Financial Statements for a description of these pending cases and proceedings. Additional state and local jurisdictions are likely to assert that we are subject to, among other things, hotel occupancy and other related taxes and could seek to collect such taxes, either retroactively or prospectively, or both.

In connection with some hotel occupancy tax audits and assessments, we may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the laws in judicial proceedings. This requirement is commonly referred to as “pay to play” or “pay first.” Payment of these amounts, if any, is not an admission that we believe that we are subject to such taxes and, even if we make such payments, we intend to continue to vigorously assert our position that we should not be subject to such taxes.
Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings. For example, in September 2012, the Superior Court in the District of Columbia granted a summary judgment in favor of the city and against online travel companies. As a result, we are required to remit sales tax on our margin and we increased our accrual for hotel occupancy and other related taxes, with a corresponding charge to cost of revenues, by approximately $4.8 million (including estimated interest and penalties) in September 2012. Similarly, in January 2013, the Tax Appeal Court for the State of Hawaii held that online travel companies, including us, are liable for the State's general excise tax on the full amount the online travel company collects from the customer for a hotel reservation, without any offset for amounts passed through to the hotel. As a result, we increased our accrual for hotel occupancy and other related taxes, with a corresponding charge to cost of revenues, by approximately $16.5 million (including estimated interest and penalties) in December 2012. We intend to appeal this decision, and we may be required to pay all or some of that amount prior to proceeding with the appeal. These decisions and any similar decisions in other jurisdictions could have a material adverse effect on our business, margins and results of operations. An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries. In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs. There have been, and will continue to be, substantial ongoing costs, which may include “pay first” payments, associated with defending our position in pending and any future cases or proceedings. An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on our business and results of operations and could be material to our results of operations or cash flows in any given operating period.
To the extent that any tax authority succeeds in asserting that we have a tax collection responsibility, or we determine that we have such a responsibility, with respect to future transactions, we may collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel reservations to our customers and, consequently, could make our hotel reservation service less competitive (i.e., versus the websites of other OTCs or hotel company websites) and reduce hotel reservation transactions; alternatively, we could choose to reduce the compensation for our services on merchant hotel transactions.  Either action could have a material adverse effect on our business and results of operations.

In many of the judicial and other proceedings initiated to date, the taxing jurisdictions seek not only historical taxes that are claimed to be owed on our gross profit, but also, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  Therefore, any liability associated with hotel occupancy tax matters is not constrained to our liability for tax owed on our historical gross profit, but may also include, among other things, penalties, interest and attorneys' fees.  To date, the majority of the taxing jurisdictions in which we facilitate hotel reservations have not asserted that taxes are due and payable on our U.S. merchant hotel business.  With respect to taxing jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from us only on a prospective basis.
Our stock price is highly volatile.
The market price of our common stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	operating results that vary from the expectations of securities analysts and investors;

•	quarterly variations in our operating results;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	worldwide economic conditions in general and in Europe in particular;

•	fluctuations in currency exchange rates, particularly between the U.S. Dollar and the Euro;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in our capital structure;

•	changes in market valuations of other Internet or online service companies;

•	announcements by us or our competitors of price reductions, promotions, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major travel service provider participant, such as a hotel chain, rental car company or airline, from our services;

•	changes in the status of our intellectual property rights;

•	lack of success in the expansion of our business model geographically;

•	announcements by third parties of significant claims or initiation of proceedings against us or adverse developments in pending proceedings;

•	occurrences of a significant security breach;

•	additions or departures of key personnel; and

•	trading volume fluctuations.

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
The trading prices of Internet company stocks in general, including ours, have experienced extreme price and volume fluctuations. To the extent that the public's perception of the prospects of Internet or e-commerce companies is negative, our stock price could decline, regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations, also may decrease the market price of our common stock. Negative market conditions could adversely affect our ability to raise additional capital or the value of our stock for purposes of acquiring other companies or businesses.
We have, in the past, been a defendant in securities class action litigation. Securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. To the extent our stock price declines or is volatile, we may in the future be the target of additional litigation. This additional litigation could result in substantial costs and divert management's attention and resources, either of which could adversely affect our business, financial condition and results of operations.
We may not be able to maintain our “Innovation Box Tax” benefit.
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
In order to be eligible for Innovation Box Tax treatment, Booking.com must, among other things, apply for and obtain a research and development (“R&D”) certificate from a Dutch governmental agency every six months confirming that the activities that Booking.com intends to be engaged in over the subsequent six month period are “innovative.” The R&D certificate is current but should Booking.com fail to secure such a certificate in any future period - for example, because the governmental agency does not view Booking.com's new or anticipated activities as innovative - or should this agency determine that the activities contemplated to be performed in a prior period were not performed as contemplated or did not comply with the agency's requirements, Booking.com may lose its certificate and, as a result, the Innovation Box Tax benefit may be reduced or eliminated.
Booking.com intends to apply for continued Innovation Box Tax treatment for future periods. However, Booking.com's application may not be accepted, or, if accepted, the amount of qualifying earnings may be reduced or the applicable tax rate on qualifying earnings may be higher than the current rate. In addition, the tax law may change resulting in a reduction or elimination of the tax benefit. The loss of the Innovation Box Tax benefit would increase our effective tax rate and adversely impact our results of operations.
We are dependent on providers of hotel rooms, rental cars and airline tickets.
We rely on providers of hotel rooms, rental cars and airline tickets to make their services available to our customers through us. Our arrangements with the hotel, rental car and airline providers generally do not require them to make available any specific quantity of hotel room reservations, rental cars or airline tickets, or to make hotel room reservations, rental cars or airline tickets available for any particular route, in any geographic area or at any particular price. During the course of our business, we are in continuous dialogue with our major providers about the nature and extent of their participation in our system. A significant reduction on the part of any of our major travel service providers or providers that are particularly popular with customers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, market share and results of operations. To the extent any of those major or popular travel service providers ceased to participate in our system in favor of one of our competitors' systems or decided to require consumers to purchase services directly from them, our business, market share and results of operations could be harmed.
Our business could be negatively affected by changes in search engine algorithms and dynamics or traffic-generating arrangements.
We utilize Internet search engines and other travel demand aggregation websites, principally through the purchase of travel-related keywords, to generate traffic to our websites. In particular, we rely to a significant extent upon Google to generate business and, to a much lesser extent, other search engines and other travel demand aggregation websites. Search engines such as Google frequently update and change the logic which determines the placement and display of results of a consumer's search, such that the placement of links to our sites can be negatively affected. For example, Google launched “Hotel Finder,” a utility that allows consumers to search and compare hotel accommodations based on parameters set by the consumer and that Google has at times placed at or near the top of hotel-related search results. If Google changes its search algorithms in a manner that is competitively disadvantageous to us, whether to support its own travel related services or otherwise, our ability to generate traffic to our websites would be harmed, which in turn could have an adverse effect on our business, market share and results of operations.
A significant amount of our website traffic is directed to our websites through participation in pay-per-click advertising campaigns on Internet search engines whose pricing and operating dynamics can experience rapid change commercially, technically and competitively. In addition, we purchase website traffic from a number of sources, including some operated by our competitors, in the form of pay-per-click arrangements that can be terminated with little or no notice. If one or more of such arrangements is terminated, our business, market share and results of operations could be adversely affected.
In addition, we rely on various third party distribution channels (i.e., marketing affiliates) to distribute hotel room and rental car reservations. Should one or more of such third parties cease distribution of reservations made through us, or suffer deterioration in its search engine ranking, due to changes in search engine algorithms or otherwise, our business and results of operations could be negatively affected.
Our pending acquisition of KAYAK is subject to numerous risks and uncertainties.
Completion of our pending acquisition of KAYAK Software Corporation is subject to numerous risks and uncertainties. The acquisition is subject to conditions beyond our and KAYAK's control, including regulatory approval and approval by KAYAK's stockholders. We and KAYAK may be unable to obtain the required approvals in a timely manner or at all. If the acquisition is not completed, the price of our common stock may decline, costs related to the acquisition, such as financial advisory, legal, accounting and printing fees, must be paid and we would fail to realize any of the strategic benefits expected to result from the acquisition.
Uncertainty regarding the completion of the acquisition may cause consumers, travel service providers and advertisers to delay or defer decisions concerning KAYAK's services. Some of our competitors, such as Expedia, have commercial arrangements with KAYAK that they may decide to terminate or not renew in the event the acquisition closes out of competitive concerns related to our ownership of KAYAK. In addition, diversion of management focus and resources from the day-to-day operation of the business to matters relating to the acquisition could have a material adverse effect on our business and/or KAYAK's business. Current and prospective KAYAK employees may experience uncertainty about their future roles with us if the acquisition is completed. This may adversely affect our ability to attract and retain key KAYAK management, sales, marketing, operations and technical personnel.
If our pending acquisition of KAYAK is completed, we will be subject to risks associated with KAYAK's business. Such risks include: continued access to information travel services provided by other OTAs and travel service providers; reduction in advertising on KAYAK's websites by competitors of ours; and KAYAK's ability to expand its offerings into international markets. Further, integration of or transition from KAYAK's business processes, controls, IT systems, employment policies and other similar policies, procedures or systems may involve significant time and resources, and could result in significant diversion of management focus and resources from the operation of our business and KAYAK's business.
System capacity constraints and system failures could harm our business.
We have experienced rapid growth in customer traffic to our websites and through our mobile apps, the number of hotels on our extranets and the geographic breadth of our operations. If our systems cannot be expanded to cope with increased demand or fail to perform, we could experience unanticipated disruptions in service, slower response times, decreased customer service and customer satisfaction and delays in the introduction of new services, any of which could impair our reputation, damage our brands and materially and adversely affect our results of operations. While we do maintain redundant systems and hosting services, it is possible that we could experience an interruption in our business, and we do not carry business interruption insurance sufficient to compensate us for all losses that may occur.
Our computer hardware for operating our services is currently located at hosting facilities around the world. These systems and operations are vulnerable to damage or interruption from human error, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite any precautions we may take, the occurrence of any disruption of service due to any such misconduct, natural disaster or other unanticipated problems at such facilities, or the failure by such facilities to provide our required data communications capacity could result in lengthy interruptions or delays in our services. Any system failure that causes an interruption or delay in service could impair our reputation, damage our brands or result in consumers choosing to use a competitive service, any of which could have a material adverse effect on our business and results of operations.
We rely on certain third party computer systems and third party service providers, including GDSs and computerized central reservation systems of the hotel, rental car and airline industries to satisfy demand for our airline tickets and a portion of our priceline.com U.S. business hotel room reservations and car rental reservations. Any interruption in these third party services systems or deterioration in their performance could prevent us from booking related hotel room, rental car and airline reservations and have a material adverse effect on our business, our brands and our results of operations. Our agreements with some third party service providers are terminable upon short notice and often do not provide recourse for service interruptions. In the event our arrangement with any of such third parties is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms and, as a result, it could have a material adverse effect on our business and results of operations.
We depend upon various third parties to process credit cards for our merchant transactions around the world. In addition, we rely on third parties to provide credit card numbers which we use as a payment mechanism for merchant hotel transactions. If any such third party were wholly or partially compromised, our cash flows could be disrupted or we may not be able to generate merchant hotel transactions (and related revenues) until such a time as a replacement process could be put in place with a different vendor.
We do not have a completely formalized or comprehensive disaster recovery plan in every geographic region in which we conduct business. In the event of certain system failures, we may not be able to switch to back-up systems immediately and the time to full recovery could be prolonged. Like many online businesses, we have experienced system failures from time to time. In addition to placing increased burdens on our engineering staff, these outages create a significant amount of user questions and complaints that need to be addressed by our customer support personnel. Any unscheduled interruption in our service could result in an immediate loss of revenues that can be substantial, increase customer service cost, harm our reputation and cause some consumers to switch to our competitors. If we experience frequent or persistent system failures, our reputation and brand could be permanently and significantly harmed. We have taken and continue to take steps to increase the reliability and redundancy of our systems. These steps are expensive, may reduce our margins and may not be successful in reducing the frequency or duration of unscheduled downtime.

We use both internally developed systems and third-party systems to operate our services, including transaction processing, order management and financial systems. If the number of consumers using our services increases substantially, or if critical third-party systems stop operating as designed, we will need to significantly expand and upgrade our technology, transaction processing systems, financial and accounting systems and other infrastructure. We may not be able to upgrade our systems and infrastructure to accommodate such conditions in a timely manner, and, depending on the third-party systems affected, our transactional, financial and accounting systems could be impacted for a meaningful amount of time before upgrade, expansion or repair.
Our financial results will likely be materially impacted by payment of income taxes in the future.
Until our domestic net operating loss carryforwards are utilized or expire, we do not expect to make tax payments on our U.S. income, except for U.S. federal alternative minimum tax and state income taxes. However, we expect to pay foreign taxes on our foreign income. We expect that our international business will continue to generate most of our revenues and profits and will continue to grow pretax income at a higher rate than our U.S. business and, therefore, we expect that our tax payments will continue to increase. Any increase in our effective tax rate would have an adverse effect on our results of operations.
We may not be able to keep up with rapid technological changes.
The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new service announcements, introductions and enhancements and changing consumer demands. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the progress of technology adoption in various markets, including the continuing adoption of the Internet and online commerce in certain geographies and the emergence and growth of the use of smart phones and tablets for mobile e-commerce transactions, including through the increasing use of mobile apps. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our service in response to competitive service offerings and the evolving demands of the marketplace. In particular, we believe that it will be increasingly important for us to effectively offer our services through mobile applications and mobile optimized websites on smart phones and tablets. Any failure by us to successfully develop and achieve customer adoption of our mobile applications and mobile optimized websites would likely have a material and adverse effect on our growth, market share, business and results of operations. We believe that ease-of-use, comprehensive functionality and the look and feel of our mobile apps and mobile optimized websites will be increasingly competitively critical as consumers obtain more of their travel services through mobile devices. As a result, we intend to continue to spend significant resources maintaining, developing and enhancing our websites, mobile apps and mobile optimized websites and other technology. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure to those new technologies.
Regulatory and legal requirements and uncertainties could harm our business.
The services we offer are subject to regulations (including without limitation laws, ordinances, rules and other regulations) of national and local governments and regulatory authorities around the world, many of which are evolving and subject to the possibility of new or revised interpretations. Our ability to provide our services is and will continue to be affected by such regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by judicial or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have a material adverse effect on our business and results of operations.
Compliance with foreign and U.S. laws and regulations increases our cost of doing business in foreign jurisdictions. These laws and regulations include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and local laws which also prohibit corrupt payments to governmental officials or third parties, data privacy requirements, labor relations laws, tax laws, antitrust or competition laws, U.S., E.U. or U.N. sanctioned country or sanctioned persons mandates, and consumer protection laws. Violations of these laws and regulations could result in fines and/or criminal sanctions against us, our officers or our employees and/or prohibitions on the conduct of our business. Any such violations could result in prohibitions on our ability to offer our services in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brands, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. We are also subject to a variety of other regulatory and legal risks and challenges in managing an organization operating in various countries, including those related to:

•	regulatory changes or other government actions;

•
additional complexity to comply with regulations in multiple jurisdictions, as well as overlapping or inconsistent legal regimes, in particular with respect to tax, labor, consumer protection, digital content, advertising, promotions, privacy and anti-trust laws;

•	our ability to repatriate funds held by our foreign subsidiaries to the United States at favorable tax rates;

•	difficulties in transferring funds from or converting currencies in certain countries; and

•	reduced protection for intellectual property rights in some countries.

Our business has grown substantially over the last several years and continues to expand into new geographical locations. In addition, we have made efforts and expect to make further efforts to integrate access to travel services across our various brands. These changes add complexity to legal and tax compliance, and our increased size and operating history may increase the likelihood that we will be subject to audits by taxing authorities in various jurisdictions.
In July 2012, the Office of Fair Trading (the "OFT"), the competition authority in the United Kingdom, issued a “Statement of Objections” (“SO”) to Booking.com, which sets out the OFT's preliminary views on why it believes Booking.com and others in the online hotel reservation sector have allegedly breached E.U. and U.K. competition law. The SO alleges, among other things, that there are agreements or concerted practices between hotels and Booking.com and at least one other online travel company that restrict Booking.com's (and the other travel company's) ability to discount hotel room reservations, which the OFT alleges is a form of resale price maintenance. We dispute the allegations against Booking.com in the SO and intend to contest them vigorously. Booking.com runs an agency model hotel reservation platform in which hotels have complete discretion and control over setting the prices that appear on the Booking.com website. Booking.com is a facilitator of hotel room reservations; it does not take possession of or title to hotel rooms and is not a reseller of hotel rooms. Because Booking.com plays no role in price setting, does not control hotel pricing and does not resell hotel rooms, it does not believe that it engages in the conduct alleged in the SO. We will have the right to respond to the allegations in the SO in writing and orally. If the OFT chooses to maintain its objections after hearing Booking.com's responses, the OFT will issue a “Decision” which will state its case against Booking.com and others under investigation. We expect that a final infringement Decision, if any, will be issued at the earliest in the second half of 2013. We will have the opportunity, should we choose to do so, to challenge an adverse Decision by the OFT in the U.K. courts. In connection with a Decision, the OFT may impose a fine against Booking.com. We estimate that a fine could range from $0 to approximately $50 million. A fine in this amount could adversely impact our cash flow, results of operations and financial condition. In addition, the OFT may require changes to Booking.com's business practices, including changes to its approach to pricing and the use of “Most Favored Nation” clauses in contracts with hotels. We are unable at this time to predict the outcome of the proceedings before the OFT and, if necessary, before the U.K. courts, and the impact of changes to our business practices that may be required, if any, on our business, financial condition and results of operations. In addition, we are also unable to predict at this time the extent to which other regulatory authorities may pursue similar claims against us.
Newly enacted “cookie” laws could negatively impact the way we do business.
On June 5, 2012, an amendment to the Dutch Telecommunications Act became effective. One of the provisions of the amended act is a new regulation on the use of “cookies.” A “cookie” is a text file that is stored on a user's web browser by a website. Cookies are common tools used by thousands of websites, such as Booking.com, which is based in the Netherlands, and priceline.com, to, among other things, store or gather information (e.g., remember log-on details so a user does not have to re-enter them when revisiting a site) and enhance the user experience on a website. Cookies are valuable tools for websites like Booking.com and priceline.com to improve customer experience and increase conversion on their websites.
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
The amended act implements certain provisions of the European Union's ePrivacy Directive, which requires member countries to adopt regulations governing the use of “cookies” by websites servicing customers from the European Union. Compliance with the amended act, as well as any similarly restrictive “cookie” regulations that may be adopted by other European Union countries requiring “opt-in” consent before certain cookies can be placed on a user's web browser, might adversely affect our ability, in particular, Booking.com's ability, to serve certain customers in the manner we currently do and impair our ability to continue to improve and optimize performance on our websites, which could in turn negatively affect a customer's experience using our services. As a result, these regulations could have a material adverse effect on our business, market share and results of operations.
We face risks related to our intellectual property.
We regard our intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. If we are not successful in protecting our intellectual property, it could have a material adverse effect on our business, brands and results of operations.
While we believe that our issued patents and pending patent applications help to protect our business, there can be no assurance that:

•	a third party will not have or obtain one or more patents that can prevent us from practicing features of our business or that will require us to pay for a license to use those features;

•	our operations do not or will not infringe valid, enforceable patents of third parties;

•	we can successfully defend our patents against challenges by third parties;

•	pending patent applications will result in the issuance of patents;

•	competitors or potential competitors will not devise new methods of competing with us that are not covered by our patents or patent applications;

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

There has been recent discussion in the press regarding the examination and issuance of so called “business method” patents. As a result, the United States Patent and Trademark Office has indicated that it intends to intensify the review process applicable to such patent applications. The new procedures are not expected to have a direct effect on patents already granted. We cannot anticipate what effect, if any, the new review process will have on our pending patent applications. In addition, there has been recent discussion in various federal court proceedings regarding the patentability and validity of business method patents. The U.S. Supreme Court, in Bilski v. Kappos, partially addressed the patentability of so-called business methods. We cannot anticipate what effect, if any, any new federal court decision or new legislation will have on our issued patents or pending patent applications.
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
In addition, in the event that one of our major suppliers voluntarily or involuntarily declares bankruptcy, we could experience an increase in credit card chargebacks from customers with travel reservations with such supplier. For example, airlines that participate in our system and declare bankruptcy or cease operations may be unable or unwilling to honor tickets sold for their flights. Our policy in such event is to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we are the merchant-of-record on sales of Name Your Own Price® airline tickets to our customers, however, we could experience a significant increase in demands for refunds or credit card chargebacks from customers, which could materially adversely affect our results of operations and financial condition. For example, in April 2008, Aloha Airlines and ATA Airlines each ceased operations and we experienced an increase in credit card chargebacks from customers with tickets on those airlines. Agoda.com and rentalcars.com process credit card transactions and operate in numerous currencies. Credit card costs are typically higher for foreign currency transactions and in instances where cancellations occur.
We are party to legal proceedings which, if adversely decided, could materially adversely affect us.
We are a party to the legal proceedings described in Part I. Item 3. below, and Note 16 to the Consolidated Financial Statements. These actions may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business, results of operations and financial condition. However, we believe that adverse determinations in more of the pending proceedings than currently anticipated would not have a material impact on our liquidity due to our available cash resources.
Investment in new business strategies and acquisitions could disrupt our ongoing business and present risks not originally contemplated.
We have invested, and in the future may invest, in new business strategies or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return of capital, and unidentified issues not discovered in our investigations and evaluations of those strategies and acquisitions. We may decide to make minority investments, including through joint ventures, in which we have limited or no management or operational control. The controlling person in such a case may have business interests, strategies or goals that are inconsistent with ours, and decisions of the company or venture in which we invested may result in harm to our reputation or adversely affect the value of our investment. Further, we may issue shares of our common stock in these transactions, which could result in dilution to our stockholders.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our executive, administrative, and U.S. operating offices and network operations center are located in approximately 70,000 square feet of leased office space located in Norwalk, Connecticut.  We also lease approximately 49,000 square feet of office space in Grand Rapids, Michigan.  Booking.com Limited leases approximately 32,000 square feet of office space in Cambridge, England.  Booking.com B.V. leases approximately 596,000 square feet of office space in Amsterdam, Netherlands and in 43 other countries in support of its international operations.  Agoda.com leases approximately 102,000 square feet of office space in Bangkok, Thailand, and in 22 other countries in support of its international operations.  Rentalcars.com leases approximately 29,000 square feet of office space in Manchester, England.  We do not own any real estate as of December 31, 2012.

We believe that our existing facilities are adequate to meet our current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further expansion of corporate operations.

Item 3.  Legal Proceedings

Litigation Related to Hotel Occupancy and Other Related Taxes

We and certain third-party defendant online travel companies ("OTCs") are currently involved in approximately forty lawsuits, including certified and putative class actions, brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other related taxes (e.g., state and local sales tax and general excise tax) and our merchant hotel business.  Our subsidiaries Lowestfare.com LLC and Travelweb LLC are named in some but not all of these cases.  Generally, each complaint alleges, among other things, that the defendants violated each jurisdiction's respective hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under each law.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys' fees and other relief.  We are also involved in one consumer lawsuit relating to, among other things, the payment of hotel occupancy taxes and service fees.  In addition, approximately seventy municipalities or counties, and at least twelve states, have initiated audit proceedings (including proceedings initiated by more than forty municipalities in California), issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other related taxes.  Additional state and local jurisdictions are likely to assert that we are subject to, among other things, hotel occupancy and other related taxes and could seek to collect such taxes, retroactively and/or prospectively.

With respect to the principal claims in these matters, we believe that the laws at issue do not apply to the service we provide, namely the facilitation of reservations, and, therefore, that we do not owe the taxes that are claimed to be owed.  Rather, we believe that the laws at issue generally impose hotel occupancy and other related taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.  In addition, in many of these matters, the taxing jurisdictions have asserted claims for “conversion” - essentially, that we have collected a tax and wrongfully “pocketed” those tax dollars - a claim that we believe is without basis and have vigorously contested.  The taxing jurisdictions that are currently involved in litigation and other proceedings with us, and that may be involved in future proceedings, have asserted contrary positions and will likely continue to do so.  From time to time, we have found it expedient to settle, and may in the future agree to settle, claims pending in these matters without conceding that the claims at issue are meritorious or that the claimed taxes are in fact due to be paid.

In connection with some of these tax audits and assessments, we may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the laws in judicial proceedings.  This requirement is commonly referred to as “pay to play” or “pay first.”  We have successfully argued against a "pay first" requirement asserted in one California proceeding, but had to pay first in two California cities. For example, the City of San Francisco assessed us approximately $3.4 million (an amount that includes interest and penalties) relating to hotel occupancy taxes, which we paid in July 2009, and issued a second assessment totaling approximately $2.7 million, which we paid in January 2013.  Payment of these amounts, if any, is not an admission that we believe we are subject to such taxes and, even if such payments are made, we intend to continue to assert our position vigorously that we should not be subject to such taxes.  In the San Francisco action, for example, the court ruled on February 6, 2013 that we and other OTCs do not owe transient accommodations tax to the City and ordered the City to refund the pay first amounts paid in July 2009; we will also seek a refund of the amounts paid first in January 2013. It is possible the City may take the position that it need not refund the pay first amounts until after it has exhausted all appeals.

In January 2013, the Tax Appeal Court for the State of Hawaii held that we and other OTCs are not liable for the State's transient accommodations tax, but held that the OTCs, including us, are liable for the State's general excise tax on the full amount the OTC collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel. As a result, we increased our accrual for hotel occupancy and other related taxes, with a corresponding charge to cost of revenues, by approximately $16.5 million (including estimated interest and penalties) in December 2012. Further, we may be required to pay that amount prior to appealing the Tax Appeal Court's decision. We intend to appeal this decision.

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  For example, in September 2012, the Superior Court in the District of Columbia granted a summary judgment in favor of the city and against OTCs ruling that tax is due on the OTC's margin and service fee. As a result, we increased our accrual for hotel occupancy and other related taxes, with a corresponding charge to cost of revenues, by approximately $4.8 million (including interest). In addition, in October 2009, a jury in a San Antonio class action found that we and the other OTCs that are defendants in the lawsuit “control” hotels for purposes of the local hotel occupancy tax ordinances at issue and are, therefore, subject to the requirements of those ordinances. On July 1, 2011, the San Antonio court issued findings of fact and conclusions of law in connection with the case. In addition to ruling that hotel tax was due from defendants on the markup and service fee, the court held defendants liable for penalties and interest per the terms of each city's applicable ordinance, but capped penalties at fifteen percent (15%) of the total amount of unpaid taxes at the time of entry of judgment; ordinances without a penalty provision are assessed a fifteen percent (15%) penalty under the Texas Tax Code. We expect a judgment to be entered by the court. We intend to vigorously pursue an appeal of the judgment on legal and factual grounds.

An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries.  In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  There have been, and will continue to be, substantial ongoing costs, which may include “pay first” payments, associated with defending our position in pending and any future cases or proceedings.  An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on our business and could be material to our results of operations or cash flow in any given operating period.

To the extent that any tax authority succeeds in asserting that we have a tax collection responsibility, or we determine that we have such a responsibility, with respect to future transactions, we may collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel reservations to our customers and, consequently, could make our hotel reservation service less competitive (i.e., versus the websites of other OTCs or hotel company websites) and reduce hotel reservation transactions; alternatively, we could choose to reduce the compensation for our services on merchant hotel transactions.  Either action could have a material adverse effect on our business and results of operations.

We estimate that, since our inception, through December 31, 2012, we have earned aggregate gross profit, including fees, from our entire U.S. merchant hotel business (which includes, among other things, the differential between the price paid by a customer for our service and the cost of the underlying room) of approximately $1.6 billion. This gross profit was earned in over a thousand taxing jurisdictions that we believe have aggregate tax rates (which may include hotel occupancy taxes and state and local taxes, among other taxes) associated with a typical transaction between a consumer and a hotel that generally range from approximately 6% to approximately 18%, depending on the jurisdiction. In many of the judicial and other proceedings initiated to date, the taxing jurisdictions seek not only historical taxes that are claimed to be owed on our gross profit, but also, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  Therefore, any liability associated with hotel occupancy tax matters is not constrained to our liability for tax owed on our historical gross profit, but may also include, among other things, penalties, interest and attorneys' fees.  To date, the majority of the taxing jurisdictions in which we facilitate hotel reservations have not asserted that taxes are due and payable on our U.S. merchant hotel business.  With respect to taxing jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from us only on a prospective basis.

Reserve for Hotel Occupancy and Other Related Taxes

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, we have established an accrual for the potential resolution of issues related to hotel occupancy and other related taxes in the amount of approximately $56 million as of December 31, 2012, compared to approximately $33 million as of December 31, 2011 (which includes, among other things, amounts related to the litigation in the State of Hawaii, District of Columbia and San Antonio). The accrual is based on our estimate of the probable cost of resolving these issues. Our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

Developments in and after the Year Ended December 31, 2012

In the year ended December 31, 2012, six new actions commenced. State of Mississippi v. Priceline.com, Inc., et al., (Hinds County Chancery Court) (filed January 2012) is an action brought by the Attorney General of Mississippi on behalf of the State and its local government asserting violation of the state's hotel occupancy tax and also asserts claims under Mississippi's consumer protection statute. We intend to vigorously defend these claims. In Expedia Inc. et al v. City of Portland (Circuit Court of the State of Oregon for the County of Multnomah) (filed February 17, 2012), we and other OTCs filed a declaratory action seeking a declaration that the plaintiffs are not subject to local occupancy tax after the City of Portland and Multnomah County issued audit notices to us and other OTCs. In Expedia, Inc., et al. v. City and County of Denver, et al. (District Court for Denver) (filed March 2012), we and other OTCs are seeking review of the administrative hearing officer's decision. In priceline.com Incorporated, et al. v. Osceola County, et al. (2d Judicial Cir. Ct. for Leon County, Florida) (filed July 2, 2012), we filed an action challenging a second assessment issued by the County, which covers the time period October 1, 2009 through September 30, 2011. That action was consolidated with the earlier action challenging the County's first assessment. In August 2012, Kalamazoo County, Michigan filed a lawsuit, County of Kalamazoo, Michigan v. Hotels.com L.P., et al. (Circuit Court for the County of Kalamazoo) (filed August 15, 2012), claiming violation of the County's hotel occupancy tax and also asserts claims under Michigan common law. We intend to vigorously defend these claims.

Also in July 2012, we filed appeals in court of a second round of assessments issued by the Hawaii Department of Taxation for transient accommodations tax as well as Hawaii general excise tax.  The assessments at issue in those appeals, In the Matter of the Appeal of priceline.com Incorporated (and related actions brought by Travelweb LLC and Lowestfare.com LLC) (Tax Appeal Court of the State of Hawaii) (filed July 3, 2012), cover the time period January 1, 2000 through December 31, 2011 and overlap with, and adjust, the previously issued assessments which are already on appeal.  The new appeals were consolidated with the assessment appeals already pending in the Hawaii Tax Appeal Court.  On October 22, 2012, the court granted the OTCs' motions for partial summary judgment relating to the transient accommodations tax assessments, holding that the assessments were improper as a matter of law.  On January 11, 2013, the court orally denied the OTCs' motion for partial summary judgment relating to the general excise tax, holding that we and the other OTC are liable for that tax on the full amount the OTC collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel.  The OTCs have filed a motion to reconsider that oral ruling.

There were decisions on dispositive motions in several of the pending matters, as well as decisions on appeal. In City of Portland and Multnomah County, defendant City of Portland filed a motion to dismiss on March 30, 2012, asserting that the OTCs were required to exhaust administrative remedies and that, therefore, the court lacked jurisdiction. On June 15, 2012, the court denied that motion, ruling that it had jurisdiction to hear plaintiff OTCs' claims for declaratory relief. At a hearing on November 30, 2012, also in that case, the Court granted the OTC defendants' motion to dismiss the City's and County's common law counterclaims. On April 19, 2012, in Leon County, et al. v. Expedia, Inc., et al. (2d Judicial Cir. Ct. for Leon County, Florida; filed in November 2009), the Florida Second Judicial Circuit Court orally denied the Counties' motion for summary judgment and granted a motion for summary judgment in favor of the defendants. On May 8, 2012, the court in that case entered an order denying the Counties' motion for summary judgment and granting a motion for summary judgment in favor of the defendants, dismissing the action. The Counties filed a notice of appeal to the Florida First District Court of Appeal on May 10, 2012. On September 19, 2012, in a second matter encaptioned Leon County v. Expedia, Inc., et al. (Second Judicial Circuit Court for Leon County, Florida; filed in December 2009) the court granted summary judgment for the defendants, finding that the plaintiff lacked standing to enforce the transient rentals tax and discretionary sales surtax. Plaintiff filed a notice of appeal to the Florida First District Court of Appeal appealing the trial court's summary judgment order in October 2012.

In City of Goodlettsville, Tennessee, et al. v. priceline.com Incorporated, et al. (U.S. District Court for the Middle District of Tennessee; filed in June 2008), a certified class action on behalf of Tennessee cities and counties, the court granted summary judgment in favor of defendants on February 21, 2012. On April 13, 2012, in City of Birmingham, Alabama, et al. v. Orbitz, Inc., et al. (Circuit Court of Jefferson County, Alabama; filed in December 2009), the Alabama Supreme Court affirmed summary judgment in favor of the defendants on claims by several Alabama cities. On February 17, 2012, in City of Bowling Green, Kentucky v. Hotels.com LP et al. (Warren Cir. Ct., Kentucky, Div. 1; filed in March 2009); (Commonwealth of Kentucky Court of Appeals; appeal filed in April 2010), the Kentucky Supreme Court declined to hear Bowling Green's appeal. Therefore, the Court of Appeal's ruling affirming the lower court's dismissal of the case stands as the final determination of the matter. In City of Branson, Missouri v. Hotels.com, LP., et al. (Circuit Court of Greene County, Missouri; filed in December 2006), the trial court granted defendants' motion to dismiss on January 31, 2012. The Missouri Court of Appeals, Northern Division, affirmed the judgment of the trial court on January 23, 2013. On February 7, 2013, the city moved for rehearing and transfer.

On May 1, 2012 in City of Atlanta, Georgia v. Hotels.com L.P., et al. (Superior Court of Fulton County, Georgia; filed in March 2006) the court denied defendants' motion for reconsideration of its decision to allow Atlanta to file an amended complaint. On May 15, 2012, certain defendants, including us, filed a petition for writs of mandamus and prohibition before the Georgia Supreme Court requesting that it halt the proceeding before the trial court on the grounds that the matter was finally concluded. On September 10, 2012, the Georgia Supreme Court dismissed the petition for writs of mandamus and prohibition on the grounds that the proceedings should have initially been brought in the Superior Court. On September 21, 2012 we and certain defendants filed the petition in the Superior Court, which was denied on November 29, 2012. Petitioners filed notices of appeal of the Superior Court's decision to the Georgia Supreme Court on December 7, 2012. The defendants filed motions for summary judgment before the trial court on December 28, 2012.

On June 5, 2012 in City of Rome, Georgia, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Georgia; filed in November 2005), a certified class action on behalf of Georgia cities and counties, the court granted the parties' motion for approval of the partial class settlement agreement providing that the OTC defendants would pay hotel occupancy taxes from May 16, 2011 going forward. May 16, 2011 is the date of the Georgia Supreme Court's decision in the City of Atlanta appeal requiring payment of hotel occupancy taxes on a prospective basis in that case. On July 8, 2012 the court entered summary judgment against all of plaintiffs' claims for past damages. The court found that the defendants were not operators and thus, that no back taxes were owed. On September 4, 2012, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit appealing the trial court's order.

On June 8, 2012 in Town of Breckenridge v. Colorado Travel Company, LLC, et al. (District Court for Summit County, Colorado; filed in July 2011), the court granted in part and denied in part the defendants' motion to dismiss the class action complaint. Specifically, the court dismissed without prejudice the claims relating to the sales tax but allowed all remaining claims under the accommodations tax and common law to proceed. Also in that case, on December 12, 2012, plaintiff filed a motion for class certification. The defendants, including us, are opposing that motion.

On July 13, 2012, the court in Orbitz, LLC, et al. v. Broward County, Florida, et al. (2d Judicial Cir. Ct. for Leon County, Florida; filed in January 2009) granted the OTCs' motions for summary judgment and denied the County's motion for summary judgment thereby dismissing the action. On January 9, 2013, the trial court denied the County's motion for rehearing on the summary judgment ruling. The County filed a notice of appeal to the Florida First District Court on February 5, 2013.
On July 31, 2012, in The Village of Rosemont, Illinois v. Priceline.com Inc., et al. (U.S. District Court for the Northern District of Illinois; filed in 2009), the court granted in part, and denied in part, the parties' cross motions for summary judgment related to damages. Specifically, the court held that a six year statute of limitations (subject to a discovery rule), simple interest and a 25% penalty cap would apply for damages. The court previously had granted plaintiff's motion for summary judgment and denied defendants' motion for summary judgment on October 14, 2011. On October 12, 2012, pursuant to a stipulation on damages, among the parties, the Court entered a judgment in favor of the plaintiff. We appealed that judgment in the United States Court of Appeals for the Seventh Circuit on November 6, 2012.

On August 27, 2012 in City of San Antonio, Texas v. Hotels.com, L.P., et al. (U.S. District Court for the Western District of Texas; filed in May 2006), the court granted plaintiffs' motion to clarify its findings of fact and conclusions of law (issued July 1, 2011) to require the collection of hotel tax on the OTCs' separately stated service fee from the date of its findings going forward. The court's original findings had denied plaintiffs recovery for such amounts because the damage calculations for tax on the service fee had not been presented to the jury at trial. The court's amended findings make clear that such amounts will be due from July 1, 2011 forward. Also in that case, on January 16, 2013 the court denied defendants' motion to amend its findings of fact and conclusion of law to enter judgment against plaintiffs and in favor of the OTC defendants based on the state appellate court decision in City of Houston, Texas v. Hotels.com, LP., et al. (District Court of Harris County, Texas; filed in March 2007). In City of Houston, on October 26, 2012, the Texas Supreme Court denied appellants' petition for writ of error after ordering full briefing by the parties. The Texas Supreme Court did not disturb the intermediate court's affirmance of the trial court's grant of summary judgment, which rested on the conclusion that the tax provisions at issue applied only to amounts paid to a hotel. In the City of San Antonio matter, on January 17, 2013, the court denied plaintiffs' motion to amend its findings of fact and conclusions of law regarding the calculation of penalties. The court rejected plaintiffs' request to remove its limitation that penalties shall not exceed 15% of the total amount of unpaid taxes due at the time of judgment.

On September 10, 2012 in City of Findlay, Ohio v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Ohio; filed in October 2005); (U.S. Court of Appeals for the Sixth Circuit; appeal filed in December 2010); and City of Columbus, Ohio, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Southern District of Ohio; filed in August 2006); (U.S. District Court for the Northern District of Ohio; filed in July 2007) (U.S. Court of Appeals for the Sixth Circuit; appeal filed in December 2010), the U.S. Court of Appeals for the Sixth Circuit affirmed the trial court's orders dismissing plaintiffs' ordinance based claims, entering summary judgment against plaintiffs' claim that defendants collected but failed to remit hotel tax, and denying plaintiffs' request to certify questions to the Ohio Supreme Court.

On September 24, 2012, in District of Columbia v. Expedia, Inc., et al. (Superior Court of the District of Columbia; filed in March 2011), the court granted the city's motion for summary judgment, finding the OTCs are required to collect and remit sales tax on their margin. The court denied plaintiffs' motion for summary judgment for imposition of negligence and failure to file penalties. A trial will be set to determine if such penalties should be imposed. As a result, we increased our accrual for hotel occupancy and other related taxes, with a corresponding charge to cost of revenues, by approximately $4.8 million (including interest) in September 2012.
On December 19, 2012 in Wake County v. Hotels.com, LP, et al.; Dare County v. Hotels.com, LP, et al and Buncombe County v. Hotels.com, LP, et al, Mecklenburg County v. Hotels.com, LP. et al., (North Carolina, Superior Court, General Court of Justice; filed in 2006 and 2007), the trial court denied the Counties' motion for summary judgment and granted a motion for summary judgment in favor of the defendants. The trial court entered final judgment on December 27, 2012. The Counties appealed that judgment on January 16 and 17, 2013.
On January 23, 2013, the California Supreme Court denied petitions for review filed by the cities of Anaheim and Santa

Monica. Those cities had sought review of appellate court decisions holding we and other OTCs are not liable for transient occupancy taxes. The Supreme Court's denial of the petitions marks the end of the cases captioned Priceline.com Inc., et al. v. City of Anaheim, California, et al. (California Superior Court, County of Orange; filed in February 2009), and City of Santa Monica v. Expedia, Inc., et al. (California Superior Court, Los Angeles County; filed in June 2010). On January 31, 2013, the City of Santa Monica refunded to us the amounts we had "paid first" in order to appeal the city's assessments.
On February 6, 2013, the Los Angeles Superior Court in Priceline.com, Inc., et al. v. City of San Francisco, California, et al. (California Superior Court, County of Los Angeles; filed in June 2009) granted summary judgment in favor of us and other OTCs, holding we and they are not liable to the City of San Francisco for transient occupancy taxes. The court also granted the OTCs' claim for a refund of the pay first amounts the OTCs paid to the city in July 2009. We expect the city to appeal.
We resolved one matter by agreement, Baltimore County, Maryland v. Priceline.com, Inc., et al. (U.S. District Court for the District of Maryland; filed in May 2010) and the case was dismissed against us on January 7, 2013.

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

•
City of San Diego, California v. Hotels.com L.P., et al. (California Superior Court, San Diego County; filed in September 2006) (Superior Court of California, Los Angeles County; filed in July 2006) (California Court of Appeal; appeal filed in August 2012)

•
City of Atlanta, Georgia v. Hotels.com L.P., et al. (Superior Court of Fulton County, Georgia; filed in March 2006); (Court of Appeals of the State of Georgia; appeal filed in January 2007); (Georgia Supreme Court; further appeal filed in December 2007; petition for writs of mandamus and prohibition filed in December 2012)

•
Wake County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Wake County, North Carolina; filed in November 2006); (Court of Appeals of North Carolina; appeal filed in January 2013); Dare County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Dare County, North Carolina; filed in January 2007); (Court of Appeals of North Carolina; appeal filed in January 2013); Buncombe County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Buncombe County, North Carolina; filed in February 2007); (Court of

Appeals of North Carolina; appeal filed in January 2013); Mecklenburg County, North Carolina v. Hotels.com LP, et al. (General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina; filed in January 2008); (Court of Appeals of North Carolina; appeal filed in January 2013)

•	City of Branson, Missouri v. Hotels.com, LP., et al. (Circuit Court of Greene County, Missouri; filed in December 2006); (Missouri Court of Appeals; appeal filed February 2012)

•
City of Houston, Texas v. Hotels.com, LP., et al. (District Court of Harris County, Texas; filed in March 2007); (Texas 14th Court of Appeals; appeal filed in April 2010); (Texas Supreme Court; petition for writ of error denied on October 26, 2012)

•
The Village of Rosemont, Illinois v. Priceline.com, Inc., et al. (U.S. District Court for the Northern District of Illinois; filed in July 2009); (US. Court of Appeals for the Seventh Circuit; appeal filed in November 2012)

•
Leon County, et al. v. Expedia, Inc., et al. (Second Judicial Circuit Court for Leon County, Florida; filed November 2009); (Florida First District Court of Appeal; filed in May 2012); Leon County v. Expedia, Inc. et al. (Second Judicial Circuit Court for Leon County, Florida; filed in December 2009); (Florida First District Court of Appeal; filed in October 2012)

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

Judicial Actions Relating to Assessments Issued by Individual Cities, Counties and States

We may seek judicial review of assessments issued by an individual city or county. Currently pending actions seeking such a review include:

•
Priceline.com, Inc., et al. v. Broward County, Florida (Circuit Court - Second Judicial Circuit, Leon County, Florida; filed in January 2009); (Florida First District Court of Appeal; filed in February 2013)

•	Priceline.com, Inc. v. Indiana Department of State Revenue (Indiana Tax Court; filed in March 2009)

•	Priceline.com, Inc., et al. v. City of San Francisco, California, et al. (California Superior Court, County of Los Angeles; filed in June 2009)

•	Priceline.com, Inc. v. Miami-Dade County, Florida, et al. (Eleventh Judicial Circuit Court for Miami Dade, County, Florida; filed in December 2009)

•	Priceline.com Incorporated, et al. v. Osceola County, Florida, et al. (Circuit Court of the Second Judicial Circuit, in and For Leon County, Florida; filed in January 2011)

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

Consumer Class Actions

•
In Chiste, et al. v. priceline.com Inc., et al. (United States District Court for the Southern District of New York; filed in December 2008) the court granted our motion to dismiss all claims against us except the breach of fiduciary claim, which the court ordered transferred to Illinois. On July 11, 2011, the case was transferred to the United States District Court for the Northern District of Illinois for resolution of the remaining claim, which was consolidated under Peluso v. Orbitz.com, et al., 11 Civ. 4407 on July 14, 2011. On July 13, 2011, plaintiffs filed notices of appeal of the court's orders in the Southern District of New York. On July 26, 2011, the court granted plaintiff's motion to voluntarily dismiss the claim against us in the Northern District of Illinois. The consolidated action, however, remains pending.

Administrative Proceedings and Other Possible Actions

At various times, we have also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to our charges and remittance of amounts to cover state and local hotel occupancy and other related taxes.  Among others, the City of Phoenix, Arizona (on behalf of itself and 12 other Arizona cities); the City of Paradise Valley, Arizona; the City of Greenwood Village, Colorado; City of Littleton, Colorado; City of Golden, Colorado; City and County of Broomfield, Colorado; City of Colorado Springs, Colorado; City of Breckenridge, Colorado; City of Durango, Colorado; City of Grand Junction, Colorado; City of Greeley, Colorado; City of Lafayette, Colorado; City of Silverthorne, Colorado; City of Loveland, Colorado; City of Glendale, Colorado, City of Glenwood Springs, Colorado; City of Lakewood, Colorado; Arlington, Texas; Lake County, Indiana; Saratoga County, New York and state tax officials from Arkansas, Colorado, Kentucky, Louisiana, Maryland, Michigan, Ohio, Pennsylvania, Texas, West Virginia, Wisconsin, and Wyoming have begun formal or informal administrative procedures or stated that they may assert claims against us relating to allegedly unpaid state or local hotel occupancy or other taxes.  Between 2008 and 2010, we received audit notices from more than forty cities in the state of California.  The audit proceedings in those cities have not yet been active but are not yet concluded.  In June 2012, the City and County of San Francisco issued a second set of assessments to us, covering the period from the fourth quarter of 2008 through the fourth quarter of 2011. We administratively appealed those assessments, and the appeal was denied. At the conclusion of the administrative process, we paid the assessed amounts of approximately $2.7 million in January 2013 in order to be able to challenge the assessment in court. We intend to file a claim for refund. We have also been contacted for audit by five counties in the state of Utah, fifteen cities and counties in the state of Colorado, and by the City of St. Louis, Missouri.

OFT Inquiry

In July 2012, the Office of Fair Trading (the "OFT"), the competition authority in the United Kingdom, issued a "Statement of Objections" ("SO") to Booking.com, which sets out the OFT's preliminary views on why it believes Booking.com and others in the hotel online booking sector have allegedly breached E.U. and U.K. competition law. The SO alleges, among other things, that there are agreements or concerted practices between hotels and Booking.com and at least one other OTC that restrict Booking.com's (and the other travel company's) ability to discount hotel room reservations, which the OFT alleges is a form of resale price maintenance.

We dispute the allegations in the SO and intend to contest them vigorously. Booking.com runs an agency model hotel reservation platform in which hotels have complete discretion and control over setting the prices that appear on the Booking.com website. Booking.com is a facilitator of hotel room reservations; it does not take possession of or title to hotel rooms and is not a reseller of hotel rooms. Because Booking.com plays no role in price setting, does not control hotel pricing and does not resell hotel rooms, it does not believe that it engages in the conduct alleged in the SO. We will have the right to respond to the allegations in the SO in writing and orally (which we expect to do in the first half of 2013). If the OFT chooses to maintain its objections after hearing Booking.com's responses, the OFT will issue a "Decision" which will state its case against Booking.com and others under investigation. We expect that a final infringement Decision, if any, will be issued at the earliest in the second half of 2013. We will have the opportunity to challenge an adverse Decision by the OFT in the U.K. courts.

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

Lawsuits Alleging Antitrust Violations

On August 20, 2012, a complaint was filed on behalf of a putative class of persons who purchased hotel room reservations from certain hotels (the “Hotel Defendants”) through certain OTCs, including us.  The initial complaint, Turik v. Expedia, Inc., Case No. 12-cv-4365, filed in the U.S. District Court for the Northern District of California, alleges that the

Hotel Defendants and the OTC defendants violated federal and state laws by entering into a conspiracy to enforce a minimum resale price maintenance scheme pursuant to which putative class members paid inflated prices for hotel room reservations that they purchased through the OTC defendants.  Thirty-one other complaints containing similar allegations have been filed in a number of federal jurisdictions across the country and one of them in Minnesota state court (which was then removed to federal court, the “Mooney Action”).  Plaintiffs in these actions seek treble damages and injunctive relief.

The Judicial Panel on Multidistrict Litigation (“JPML”) heard arguments on a motion for consolidation and transfer of pretrial proceedings under 28 U.S.C. § 1407 on November 29, 2012.  Pursuant to JPML orders, thirty of the cases have now been consolidated before Judge Boyle in the U.S. District Court for the Northern District of Texas.  On January 29, 2013, plaintiff in the Mooney Action filed a voluntary notice of dismissal with prejudice. The case was dismissed with prejudice on January 31, 2013.

We intend to defend vigorously against the claims in all of the proceedings described in this Item 3.  We have accrued for certain legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated.  Except as disclosed, such amounts accrued are not material to our consolidated balance sheets and provisions recorded have not been material to our consolidated results of operations or cash flows.  We are unable to estimate a reasonably possible range of loss.

From time to time, we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third party intellectual property rights.  Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, divert management's attention from our business objectives and adversely affect our business, results of operations, financial condition and cash flows.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "PCLN."  The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the NASDAQ Global Select Market:

2012	High	Low

First Quarter	$736.92	$469.28
Second Quarter	774.96	603.49
Third Quarter	695.15	553.42
Fourth Quarter	679.23	553.97

2011	High	Low

First Quarter	$509.00	$402.25
Second Quarter	561.88	451.75
Third Quarter	554.00	441.55
Fourth Quarter	553.33	411.26

Holders

As of February 15, 2013, there were approximately 301 stockholders of record of priceline.com Incorporated’s common stock.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

Performance Measurement Comparison

The following graph shows the total stockholder return through December 31, 2012 of an investment of $100 in cash on January 1, 2008 for priceline.com Incorporated common stock and an investment of $100 in cash on January 1, 2008 for (i) the NASDAQ Composite Index, (ii) the Standard and Poor’s 500 Index and (iii) the Research Data Group ("RDG") Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the Internet industry, including Internet software and service companies and e-commerce companies. Historic stock performance is not necessarily indicative of future stock price performance.  All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Priceline.com Incorporated, the NASDAQ Composite Index, the S&P 500 Index, and the RDG Internet Composite Index

$600
$500
$400
$300
$200
$100
$0
12/07
12/08
12/09
12/10
12/11
12/12
Priceline.com Incorporated
NASDAQ Composite
S&P 500
RDG Internet Composite

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Measurement Point December 31	Priceline.com Incorporated	NASDAQ Composite Index	S&P 500 Index	RDG Internet Composite

2007	$100.00	$100.00	$100.00	$100.00
2008	64.12	59.03	63.00	56.53
2009	190.15	82.25	79.67	98.33
2010	347.86	97.32	91.67	110.81
2011	407.20	98.63	93.61	114.60
2012	540.13	110.78	108.59	136.20

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended December 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

					$44,866,000	(1)
October 1, 2012 —	—		$—	—	$20,447,000	(2)
October 31, 2012					$393,917,000	(3)

					$44,866,000	(1)
November 1, 2012—	464	(4)	$627.25	—	$20,447,000	(2)
November 30, 2012					$393,917,000	(3)

					$44,866,000	(1)
December 1, 2012 —	2,189	(4)	$608.88	—	$20,447,000	(2)
December 31, 2012					$393,917,000	(3)

Total	2,653	(4)	$612.09	—	$459,230,000
_____________________________

(1)	Pursuant to a stock repurchase program announced on November 2, 2005, whereby the Company was authorized to repurchase up to $50,000,000 of its common stock.
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

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA

The following selected consolidated financial data presented below are derived from the Consolidated Financial Statements and related Notes of the Company, and should be read in connection with those statements, some of which are included herein.  Selected financial data reflects data related to rentalcars.com (formerly known as TravelJigsaw) from its respective acquisition date of May 2010. The information set forth below is not necessarily indicative of future results and should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)

Total revenues	$5,260,956	$4,355,610	$3,084,905	$2,338,212	$1,884,806
Cost of revenues	1,177,275	1,275,730	1,175,934	1,077,449	928,835
Gross profit	4,083,681	3,079,880	1,908,971	1,260,763	955,971
Total operating expenses	2,253,888	1,680,958	1,122,174	789,928	666,497
Operating income	1,829,793	1,398,922	786,797	470,835	289,474
Total other expense	67,924	31,128	40,514	28,533	13,369
Income tax expense (benefit)(1)	337,832	308,663	218,141	(47,168)	90,171
Equity in income (loss) income of investees	—	—	—	2	(310)
Net income(1)	1,424,037	1,059,131	528,142	489,472	185,624
Net income attributable to noncontrolling interests(2)	4,471	2,760	601	—	3,378
Net income applicable to common stockholders (1)	1,419,566	1,056,371	527,541	489,472	182,246
Net income applicable to common stockholders per basic common share(1)	28.48	21.27	11.00	11.54	4.64
Net income applicable to common stockholders per diluted share(1)	27.66	20.63	10.35	9.88	3.74
Total assets	6,569,742	3,970,671	2,905,953	1,834,224	1,312,421
Long-term obligations, redeemable noncontrolling interests(3)	1,731,385	788,218	621,624	263,708	459,928
Total liabilities	2,457,825	1,191,971	1,046,828	476,610	538,520
Total stockholders’ equity	3,896,975	2,574,295	1,813,336	1,321,629	698,826
_____________________________
(1)           The Company recorded non-cash income tax benefits for the year ended December 31, 2009, resulting from the reversal of a portion of its valuation allowance on its deferred tax assets related to net operating loss carryforwards of $183.3 million.
(2)           In September 2008, the Company repurchased all of the remaining outstanding shares underlying noncontrolling interests in priceline.com International Limited.  Redeemable noncontrolling interests beginning in 2010 relates to the Company's purchase of rentalcars.com in May 2010. In April 2011, in connection with the exercise of certain call and put options in March 2011, the redeemable noncontrolling interests in rentalcars.com were reduced from 24.4% to 19.0%.  In April 2012, in connection with the exercise of certain call and put options in March 2012, the redeemable noncontrolling interests in rentalcars.com were reduced from 19.0% to 12.7%.
(3)           Includes convertible debt which is classified as a current liability.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes to those statements, included elsewhere in this Form 10-K, and the Section entitled "Special Note Regarding Forward-Looking Statements" in this Form 10-K.  As discussed in more detail in the Section entitled "Special Note Regarding Forward-Looking Statements," this discussion contains forward-looking statements which involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause those differences include those discussed in "Risk Factors" and elsewhere in this Form 10-K.

Overview

We are a leading online travel company that offers our customers hotel and accommodation reservations at over 295,000 properties worldwide (as of February 25, 2013) through the Booking.com, priceline.com and Agoda.com brands.  In the United States, we also offer our customers reservations for car rentals, airline tickets, vacation packages, destination services and cruises through the priceline.com brand. We offer car rental reservations worldwide through rentalcars.com (formerly known as TravelJigsaw).

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include Booking.com, Agoda.com and rentalcars.com, which are independently managed and operated international brands.  Our principal goal is to serve our customers with worldwide leadership in online hotel, accommodation and rental car reservations.  Our business is driven primarily by international results. During the year ended December 31, 2012, our international business (the substantial majority of which is generated by Booking.com) represented approximately 82% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 92% of our consolidated operating income. Given that our international business is primarily comprised of hotel reservation services, and that hotel reservations also represent a significant majority of our domestic business, gross profit earned in connection with the reservation of hotel room nights represents a substantial majority of our gross profit.

Our priceline.com brand in the United States offers merchant Name Your Own Price® travel services (sometimes referred to as "opaque" travel services because certain elements of the service are not disclosed to the customer prior to booking), which are recorded in revenue on a "gross" basis and have associated cost of revenue. Retail, or price-disclosed, travel services (including semi-opaque travel services) offered by both our U.S. and international brands are recorded in revenue on a "net" basis and have no associated cost of revenue. Therefore, revenue increases and decreases are impacted by changes in the mix of our revenues between Name Your Own Price® and retail travel services. Gross profit reflects the net margin earned for both our Name Your Own Price® and retail travel services. Consequently, gross profit has become an increasingly important measure of evaluating growth in our business. At present, we derive substantially all of our gross profit from the following sources:

•	Commissions earned from facilitating reservations of price-disclosed hotels, rental cars, cruises and other travel services;

•	Transaction gross profit and customer processing fees from our price-disclosed hotel, rental car, and vacation package reservation services;

•	Transaction gross profit and customer processing fees from our Name Your Own Price® hotel, rental car and airline ticket reservation services;

•
Global distribution system ("GDS") reservation booking fees related to our Name Your Own Price® hotel, rental car and airline ticket reservation services, and price-disclosed airline ticket and rental car services; and

•	Other gross profit derived primarily from selling advertising on our websites.

Over the last several years we have experienced strong growth in the number of hotel room night reservations booked through our hotel reservation services. We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the high growth of travel overall in emerging markets such as Asia-Pacific and South America, and the continued innovation and execution by our teams around the world to build hotel supply, content and distribution and to improve the customer experience on our websites. We experienced strong year-over-year growth in recent years, though that growth has generally decelerated. For example, in the fourth quarter of 2012, our hotel room night growth was 38%, a substantial deceleration from 53% in the fourth quarter of 2011. Given the sheer size of our hotel reservation business, we believe it is highly likely that our year-over-year growth rates will continue to decelerate, though the rate of deceleration may not be consistent. For example, our fourth quarter 2012 room-night growth of 38% reflects slight acceleration from 36% in the third quarter of 2012, driven in part by high rates of growth in Asia-Pacific and South America, which typically represent a larger proportion of our business in the fourth quarter based on seasonality. However, we expect the long term deceleration trend to continue, and we therefore expect to experience further deceleration in growth rates in the first quarter of 2013 and beyond.

Many governments around the world, including the U.S. government and certain European governments, are operating at very large financial deficits. Failure to reach political consensus regarding workable solutions to these issues has resulted in a high level of uncertainty regarding the future economic outlook. This uncertainty, as well as concern over governmental austerity measures including higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand. Over recent quarters, we have experienced declines in transaction growth rates and weaker trends in hotel average daily rates ("ADRs") across many regions of the world, particularly in those European countries that appear to be most affected by economic uncertainties. We believe that these business trends are likely impacted by weak economic conditions and sovereign debt concerns. The uncertainty of macro-economic factors and their impact on consumer behavior across regions, which may differ, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating - and we believe intend to further create - inroads into online travel, both in the United States and internationally. For example, following its acquisition of ITA Software, Inc., a major flight information software company, Google launched a flight search tool that enables consumers to find fares, schedules and availability directly on Google and excludes participation by online travel agents ("OTAs") such as us within the search results. Google has also invested in HomeAway, a publicly traded vacation home rental service, and launched "Hotel Finder," a utility that allows consumers to search and compare hotel accommodations based on parameters set by the consumer and that Google has at times placed at or near the top of hotel-related search results. In addition, Microsoft has launched Bing Travel, which searches for airfare and hotel reservations online and predicts the best time to purchase them. "Meta-search" services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., airlines or hotels), OTA and other websites and, in many instances, compete directly with us for customers. Furthermore, certain travel service providers limit OTA participation within the meta-search results. Some meta-search services that offer consumers the ability to make hotel reservations directly through their websites may evolve into more traditional OTAs. Meta-search services intend to appeal to consumers by showing more detailed travel search results, including specific information for their own itineraries than may be available through OTAs or other websites, which could lead to travel service providers or others gaining a larger share of search traffic or may ultimately lead to search engines executing transactions within their own websites. If Google (the largest search engine in the world), Bing or other leading search engines refer significant traffic to these or other travel services that they develop in the future, or otherwise favor supplier websites or other travel service websites over OTAs, including us, or if meta-search or travel research services limit our participation within their search results, it would likely become more difficult and expensive for us to generate traffic to our websites and therefore to maintain or grow our market share, which could have a material adverse effect on our business and results of operations.

Several major hotel companies, comprising Choice Hotels International, Hilton Worldwide, Hyatt, InterContinental Hotels Group, Wyndham Hotel Group, Marriott, La Quinta and Millennium, launched Room Key, an online hotel reservation service that competes directly with our hotel reservation services. The hotel companies that own Room Key have a stated goal of driving consumers directly to their brand websites, thus reducing the share received by OTAs. They may also attempt to improve their competitive position by offering lower room rates, better room availability or additional features or amenities through Room Key than are available through services like ours. If Room Key is successful, our share of the online hotel room night reservation market could be negatively affected and our business could suffer.

There has been a proliferation of new channels through which hotels can offer hotel room reservations.  For example, some hotels offer room reservations through “daily deal” websites such as Groupon and Living Social, which sell coupons to customers at a substantial discount.  In 2011, Expedia, one of our largest competitors, entered into a partnership with Groupon to sell hotel room reservations to Groupon customers under the “Groupon Getaways” brand name. New entrants, such as BackBid, GuestMob and Tingo, as well as Hipmunk and Room 77, have developed new and differentiated offerings that endeavor to provide savings on hotel rooms to consumers and that compete directly with us.  If any of these new services are successful, we may experience less demand for our services and are likely to face more competition for access to the limited supply of discounted hotel room rates.

Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones, and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful “apps” available on these devices, is driving substantial traffic and commerce activity to mobile platforms.  We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for hotel bookings.  Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes.  The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, hotel reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. We have made significant progress creating mobile offerings, which have received strong reviews, solid download trends, and are driving a material and increasing shares of our business. We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer and to mobile applications instead of a web browser. If we are unable to continue to rapidly innovate and create new and differentiated mobile offerings, and efficiently and effectively advertise and distribute on these platforms, we could lose market share to existing competitors or new entrants.

Apple, Inc., one of the most successful companies in the world and producer of, among other things, the iPhone and iPad, recently obtained a patent for "iTravel," a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple's most recent iPhone operating system includes "Passbook," a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and along with iTravel, may be indicative of Apple's intent to enter the travel reservations business in some capacity. Apple has substantial market share in the smart phone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps and has access to greater resources, than we have. Apple may use or expand iTravel, Passbook, Siri (Apple's voice recognition “concierge” service) or another mobile app as a means of entering the travel reservations marketplace. Similarly, Google's Android operating system is the leading smartphone operating system in the world. As a result, Google could leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. To the extent Apple or Google use their mobile operating systems or app distribution channels to favor their own travel service offerings, our business could be harmed.

We use online search engines, price comparison and travel research services, and affiliate marketing as primary means of generating traffic to our websites. As a result, our online advertising expense has increased significantly in recent years, a trend we expect to continue. In addition, our online advertising has grown faster than our gross profit due to (1) brand mix within the Priceline Group, (2) channel mix within our brands and (3) recently, lower returns on investment (“ROIs”) from our online advertising. Our international brands are growing faster than our priceline.com U.S. brand, and spend a higher percentage of gross profit on online advertising. Furthermore, our brands are generally obtaining an increasing share of traffic through paid online advertising channels. Finally, our online advertising ROIs have recently been down year-over-year.

Advertising efficiency is impacted by a number of factors that are subject to variability, including without limitation, ADRs, costs per click, cancellation rates, foreign exchange rates and the extent to which we are successful in converting paid traffic to booking customers and then having customers return directly to our websites and mobile apps for future bookings.

International Trends. The size of the travel market outside of the United States is substantially greater than that within the United States. Historically, Internet adoption rates and e-commerce adoption rates of international consumers have trailed those of the United States. However, international consumers are rapidly moving to online means for purchasing travel. Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States. We expect that over the long-term, international online travel growth rates will follow a similar trend to that experienced in the United States. In addition, the base of hotel properties in Europe and Asia is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains. We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States. Our growth has primarily been generated by our international hotel reservation service brands, Booking.com and Agoda.com. Booking.com, our most significant brand, includes over 275,000 hotels and accommodations on its website as of February 25, 2013 (updated property counts are available on the Booking.com website). Booking.com has added properties over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America. An increasing amount of our business from both a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate. We believe that the opportunity to continue to grow our business exists for the markets in which we operate. We believe these trends and factors have enabled us to become the leading online hotel and accommodation reservation service provider in the world as measured by room nights booked.

As our international business represents the substantial majority of our results, we expect to continue to see our operating expenses and other financial metrics largely driven by international performance. For example, certain newer markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding properties to our websites. Many of the newer properties we add, especially in highly penetrated markets, may have fewer rooms, lower ADRs or higher credit risk, and may appeal to a smaller subset of customers (for example, hostels and bed and breakfasts), and therefore may also negatively impact our margins over time.

Another impact of the size of our international business is our exposure to foreign currency exchange risk. Because we are conducting a substantial majority of our business outside the United States and are reporting our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international business are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation. For example, a strengthening of the Euro increases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars, while a weakening of the Euro decreases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars. Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt have had difficulty refinancing their debt. Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may be more widespread and could include the United States, has led to significant volatility in the exchange rate between the Euro, the U.S. Dollar and other currencies. We generally enter into derivative instruments to minimize the impact of short-term currency fluctuations on our consolidated operating results. However, such derivative instruments are short term in nature and not designed to hedge against currency fluctuation that could impact our foreign currency denominated gross bookings, revenue or gross profit (see Note 5 to the Consolidated Financial Statements for additional information on our derivative contracts). For example, while revenue from our international business grew year-over-year on a local currency basis by approximately 48% for the year ended December 31, 2012 compared to the same period in 2011, as a result of the negative impact of currency exchange rates, revenue from our international business as reported in U.S. Dollars grew 39% for the year ended December 31, 2012.

Domestic Trends. Competition in domestic online travel remains intense and online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantages. In particular, the competition to provide "opaque" hotel reservation services to consumers, an area in which our priceline.com U.S. business has been a leader, has become more intense. For example, Expedia makes opaque hotel room reservations available on its principal website under the name "Expedia Unpublished Rates" and has supported this initiative with steeper discounts through lower margins. As with our Name Your Own Price® hotel booking service, the name of the hotel is not disclosed until after booking. We believe these offerings, in particular "Expedia Unpublished Rates", have adversely impacted the market share and year-over-year growth rate for our opaque hotel service, which experienced a decline in room night reservations in 2012 compared to 2011. This decline may have been exacerbated by a shift in our advertising in 2012 to focus on our non-opaque hotel reservation services. These and other competitors could also launch opaque rental car services, which could negatively impact our opaque Name Your Own Price® rental car service. In addition, some hotels offer discounted room reservations through "daily deal" websites such as Groupon and Living Social. If Expedia or others are successful in growing their opaque and semi-opaque hotel reservation services, and/or "daily deal" websites are successful in garnering a sizable share of discounted hotel bookings, we may have less consumer demand for our opaque and semi-opaque hotel reservation services over time, and we would face more competition for access to the limited supply of discounted hotel room rates. In an effort to compete more effectively against these new offerings, in 2012 we launched Express Deals, a semi-opaque price-disclosed hotel reservation service. However, Express Deals may not be successful at recovering or growing lost hotel reservation service market share. As a result, we believe our share of the discount hotel reservation market in the United States could further decrease.

While demand for online travel services in the United States continues to experience annualized growth, we believe that the domestic market share of third-party distributors is impacted in part by a concerted initiative by travel service providers to direct customers to their own websites in an effort to reduce distribution expenses and establish more direct control over their pricing. The launch of Room Key discussed above is demonstrative of such efforts. In addition, certain airlines have attempted to charge additional fees to customers who book airline reservations through an online channel other than their own website. Travel service providers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as web-only fares, bonus miles or loyalty points, which could make their offerings more attractive to consumers than models like ours.

Some travel service providers are encouraging third-party travel intermediaries, such as us, to develop technology to bypass the traditional GDSs, such as enabling direct connections to the travel suppliers or using alternative global distribution methods. For example, in 2011, we enabled a direct connection with American Airlines. During 2011, American Airlines content was temporarily unavailable on Expedia and Orbitz due to disputes related to enabling a direct connection. We believe that this is consistent with an effort on the part of American Airlines, and the airline industry in general, to reduce distribution costs and could be indicative of the airlines in general becoming more aggressive in requiring OTAs to implement direct connections. Development and implementation of the technology to enable additional direct connections to travel service providers could cause us to incur additional operating expenses, increase the frequency/duration of system problems and delay other projects. In addition, any additional migration toward direct connections would reduce the compensation we receive from GDSs.

Domestic airlines have reduced capacity and increased fares since the latter part of 2009, a trend which may continue. Decreases in capacity reduce the amount of airline tickets available, while significant increases in average airfares have adversely impacted leisure travel demand. Reduced airline capacity and demand negatively impact our priceline.com air ticket reservation business, which in turn has negative repercussions on our priceline.com hotel and rental car businesses. Our rental car business has also been impacted by an increase in the utilization of rental car fleets, resulting in less opaque rental car availability, which has negatively impacted our Name Your Own Price® rental car service. We expect continued variability in the breadth and depth of discounted airline tickets and rental car rates made available to us in the future, depending on market conditions from time to time.

Seasonality. A meaningful amount of retail gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. However, we generally do not recognize associated revenue until future quarters when the travel occurs. From a cost perspective, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated. As a result, we typically experience our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of booking and travel consumption for the year for our North American and European businesses. However, we experience the highest levels of booking and travel consumption for our Asia-Pacific and South American businesses in the first and fourth quarters. Therefore, if these businesses continue to grow faster than our North American and European businesses, our operating results for the first and fourth quarters of the year may become more significant over time as a percentage of full year operating results. In addition, our Name Your Own Price® services are generally non-refundable in nature, and accordingly, we recognize travel revenue at the time a booking is generated. However, we recognize revenue generated from our retail hotel services at the time that the customer checks out of the hotel. Therefore, if our retail hotel business continues to grow faster than our Name Our Own Price® services, we expect our quarterly results to become increasingly impacted by these seasonal factors.

Other Factors. We believe that our success will depend in large part on our ability to continue to profitably grow our brands worldwide, and, over time, to offer other travel services and further expand into other international markets. Factors beyond our control, such as worldwide recession, higher oil prices, terrorist attacks, unusual weather patterns, natural disasters such as earthquakes, hurricanes, tsunamis, floods, volcanic eruptions (such as the April 2010 eruption of a volcano in Iceland), travel related health concerns including pandemics and epidemics such as Influenza H1N1, avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities or travel related accidents could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.

For example, in late 2012 Hurricane Sandy disrupted travel in the northeastern United States. In early 2011, Japan was struck by a major earthquake, tsunami and nuclear emergency. In October 2011, severe flooding in Thailand, a key market for our Agoda.com business and the Asian business of Booking.com, negatively impacted booking volumes and cancellation rates in this market. In addition, in early 2010, Thailand experienced disruptive civil unrest, which caused the temporary relocation of Agoda.com's Thailand-based operations. Future natural disasters or civil or political unrest could further disrupt our business and operations.

We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve long-term operating results, even if those expenditures create pressure on operating leverage. We have experienced pressure on operating margins as we prioritize initiatives that drive growth. We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, mergers and acquisitions. Our goal is to grow gross profit and achieve healthy operating margins in an effort to maintain profitability. The uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we may not be able to sustain gross profit growth and profitability.

In November 2012, we entered into a definitive agreement to acquire KAYAK Software Corporation, a leading travel meta-search service, in a stock and cash transaction. Under the terms of the agreement, the transaction values KAYAK at $1.8 billion ($1.65 billion net of cash acquired) or $40 per share of KAYAK common stock, with $500 million to be paid in cash, which is expected to be made from cash on hand in the United States, and $1.3 billion to be paid in shares of our common stock and assumed stock options (subject to a volume-weighted average trading price calculation and a collar on the value of our common stock). The transaction is expected to be completed in the first half of 2013, pending approval from relevant regulatory authorities and KAYAK shareholders.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies and estimates are more fully described in Note 2 to the Consolidated Financial Statements. Certain of our accounting policies and estimates are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. On an on-going basis, we evaluate our estimates, including those related to the items described below. Those estimates are based on, among other things, historical experience, terms of existing contracts, our observance of trends in the travel industry and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies that involve significant estimates and judgments of management include the following:

•
Accounting for State and Local "Hotel Occupancy" Taxes. As discussed in Note 16 to the Consolidated Financial Statements, we are currently involved in approximately forty lawsuits brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other related taxes (e.g., state and local sales tax and general excise tax) and our merchant hotel business. We are also involved in one consumer lawsuit relating to, among other things, the payment of hotel occupancy taxes and service fees. In addition, over seventy municipalities or counties, and at least eight states, have initiated audit proceedings (including proceedings initiated by more than forty municipalities in California), issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other related taxes. Additional state and local jurisdictions are likely to assert that we are subject to, among other things, hotel occupancy and other related taxes and could seek to collect such taxes, retroactively and/or prospectively. Historically, we have not collected hotel occupancy or other taxes on the gross profit earned from merchant hotel transactions; however, in a handful of jurisdictions, we have been recently required by passage of a new statute or court order, to start collecting and remitting certain taxes (local occupancy and/or sales or excise tax) imposed upon our margin and/or service fee. The ultimate resolution of these matters in all jurisdictions cannot be determined at this time. We have established an accrual for potential resolution of issues related to hotel occupancy and other related taxes for prior and current periods, consistent with applicable accounting principles and in light of all current facts and circumstances. We accrue for legal contingencies where it is probable that a loss has occurred and the amount can be reasonably estimated; our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. A variety of factors could affect the amount of the liability (both past and future), which factors include, but are not limited to, the number of, and amount of gross profit represented by, jurisdictions that ultimately assert a claim and prevail in assessing such additional tax or negotiate a settlement and changes in relevant statutes. The ultimate resolution of these matters may be greater or less than the liabilities recorded.

•
Stock-Based Compensation. We record stock-based compensation expense for equity-based awards over the recipient's service period based upon the grant date fair value of the award. A number of our equity awards have performance targets (a performance "contingency") which, if satisfied, can increase the number of shares issued to the recipients at the end of the performance period or, in certain instances, if not satisfied, reduce the number of shares issued to the recipients, sometimes to zero, at the end of the performance period. The performance periods for our performance based equity awards are typically three years. We record stock-based compensation expense for these performance-based awards based upon our estimate of the probable outcome at the end of the performance period (i.e., the estimated performance against the performance targets). We periodically adjust the cumulative stock-based compensation recorded when the probable outcome for these performance-based awards is updated based upon changes in actual and forecasted operating results. Stock-based compensation for the years ended December 31, 2012, 2011 and 2010 includes charges amounting to $0.9 million, $10.3 million and $13.4 million, respectively, representing the cumulative impact of adjusting the estimated probable outcome of unvested performance share units. Our actual performance against the performance targets could differ materially from our estimates.

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

A substantial amount of our goodwill relates to our acquisition of Booking.com. The estimated fair value for Booking.com, as well as our other reporting units, is substantially in excess of their respective carrying values. Since the annual impairment test in September 2012, there have been no events or changes in circumstances to indicate a potential impairment.

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

•
Deferred Tax Valuation Allowance. We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available to us for tax reporting purposes, and other relevant factors. The deferred tax asset at December 31, 2012 amounted to $72.2 million. The valuation allowance may need to be adjusted in the future if facts and circumstances change, causing a reassessment of the amount of deferred tax assets more likely than not to be realized.

Recent Accounting Pronouncements

On January 1, 2012, we adopted the amended accounting guidance issued by the Financial Accounting Standards Board ("FASB") concerning the presentation of comprehensive income. The new guidance requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. We selected to present two consecutive statements. This amended guidance did not change the items that constitute net income or other comprehensive income, the timing of when other comprehensive income is reclassified to net income, or the earnings per share computation. In February 2013, the FASB issued new accounting guidance which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The new guidance requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified based on its source and is effective for public companies in interim and annual reporting periods beginning after December 13, 2012. We will comply with the new disclosure requirements beginning in the first quarter of 2013.

In September 2011, the FASB issued an accounting update, which amended the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If, based on the qualitative factors, it is more-likely-than not that the fair value of the reporting unit is less than its carrying value, then the unchanged two-step approach previously used would be required. The new accounting guidance did not change how goodwill is calculated, how goodwill is assigned to the reporting unit, or the requirements for testing goodwill annually or when events and circumstances warrant testing. The accounting update was effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted. In September 2012, we performed our annual quantitative goodwill impairment testing, and concluded that the estimated fair value for each reporting unit substantially exceeds its respective carrying value.

In May 2010, the FASB issued amended guidance on fair value to largely achieve common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. The new accounting guidance did not extend the use of fair value but rather provided guidance about how fair value should be determined. For U.S. GAAP, most of the changes were clarifications of existing guidance or wording changes to align with IFRS. The amended guidance expanded disclosure, particularly relating to fair value measurements based on unobservable inputs, permitted fair value measurements for financial assets and liabilities on a net position if market or credit risks are managed on a net basis and other criteria are met, and allowed premiums and discounts only if a market participant would also include them in the fair value measurement. This accounting update was effective for public companies for interim or annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of this accounting guidance, effective with the three months ended March 31, 2012, did not impact our consolidated financial statements or disclosure.

Results of Operations

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

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

Gross bookings resulting from hotel room night reservations, rental car days and airline tickets sold through our international and domestic operations for the years ended December 31, 2012 and 2011 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	(in millions)
	2012	2011	Change
International	$23,370	$16,909	38.2%
Domestic	5,086	4,748	7.1%
Total	$28,456	$21,658	31.4%

Gross bookings increased by 31.4% for the year ended December 31, 2012, compared to the same period in 2011 (growth on a local currency basis was approximately 37%), principally due to 39.5% growth in hotel room night reservations, partly offset by foreign currency impact and slower growth rates for our non-hotel businesses.  The 38.2% increase in international gross bookings for the year ended December 31, 2012 (growth on a local currency basis was approximately 46%) was primarily attributable to growth in hotel room night reservations for our Booking.com and Agoda.com businesses, as well as growth in rental car reservations for our rentalcars.com business.  Domestic gross bookings increased by 7.1% for the year ended December 31, 2012, compared to the same period in 2011, primarily due to an increase in price-disclosed airline ticket reservations and associated higher airfares, as well as an increase in price-disclosed hotel room night reservations and associated higher average daily rates ("ADRs"). Retail rental car day reservations for our priceline.com business also increased in the year ended December 31, 2012. Our Name Your Own Price® hotel, air, and rental car businesses experienced a decline in reservations in the year ended December 31, 2012, compared to the same period in 2011.

Gross bookings resulting from hotel room night reservations, rental car days and airline tickets sold through our agency and merchant models for the years ended December 31, 2012 and 2011 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	(in millions)
	2012	2011	Change
Agency	$23,284	$17,610	32.2%
Merchant	5,172	4,048	27.8%
Total	$28,456	$21,658	31.4%

Agency gross bookings increased 32.2% for the year ended December 31, 2012, compared to the same period in 2011, due primarily to growth in Booking.com hotel room night reservations.  Our U.S. priceline.com business also experienced growth in reservations of agency price-disclosed hotel room nights, airline tickets, and rental car days.  Merchant gross bookings increased 27.8% for the year ended December 31, 2012, compared to the same period in 2011, primarily due to an increase in Agoda.com hotel room night reservations and rentalcars.com rental car day reservations. Higher ADRs drove growth in merchant gross bookings related to our priceline.com price-disclosed hotel business, while our Name Your Own Price® hotel business experienced a decline in hotel room night reservations for the year ended December 31, 2012 compared to the same period in 2011, due to the competitive pressures discussed above in Domestic Trends. Gross bookings related to Name Your Own Price® rental car reservations and airline ticket reservations also experienced a decline for the year ended December 31, 2012, compared to the same period in 2011.

Year Ended	Hotel Room Nights		Rental Car Days		Airline Tickets

December 31, 2012	197.5	million	32.0	million	6.4	million

December 31, 2011	141.6	million	23.8	million	6.2	million

Hotel room night reservations increased by 39.5% for the year ended December 31, 2012, compared to the same period in 2011, principally due to an increase in Booking.com, Agoda.com and priceline.com price-disclosed hotel room night reservations, partially offset by a decline in Name Your Own Price® hotel room night reservations as a result of increased domestic competition in the opaque hotel room reservation market, including from Expedia's "Expedia Unpublished Rates" service.  Booking.com, our most significant brand, includes over 275,000 hotels and accommodations on its website as of February 25, 2013 (updated property counts are available on the Booking.com website).  Booking.com has added properties over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America.  An increasing amount of our business from a destination and point-of-sale perspective is conducted in these newer markets, which are growing faster than our overall growth rate and our core European market.  Our U.S. priceline.com agency hotel reservations benefited from the integration of hotels from the Booking.com extranet on the priceline.com website.

Rental car day reservations increased by 34.9% for the year ended December 31, 2012, compared to the same period in 2011, due primarily to an increase in rental car day reservations for our rentalcars.com business and priceline.com price-disclosed business, partially offset by a decline in Name Your Own Price® rental car day reservations due to limited availability of discounted supply as well as lower retail pricing.

Airline ticket reservations increased by 2.7% for the year ended December 31, 2012, compared to the same period in 2011, due to an increase in price-disclosed airline ticket reservations partially offset by a decrease in Name Your Own Price®  ticket reservations for the year ended December 31, 2012, compared to the same period in 2011, due to limited availability of discounted supply.

Revenues

We classify our revenue into three categories:

•
Agency revenues are derived from travel related transactions where we are not the merchant of record and where the prices of the travel services are determined by third parties. Agency revenues include travel commissions, GDS reservation booking fees related to certain travel services and customer processing fees and are reported at the net amounts received, without any associated cost of revenue. Principally all of the revenue for Booking.com is comprised of travel commissions.

•
Merchant revenues are derived from services where we are the merchant of record and therefore charge the customer's credit card for the travel services provided. Merchant revenues include (1) transaction revenues representing the selling price of Name Your Own Price® hotel room night, rental car and airline ticket reservations and price-disclosed vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by travel service providers in connection with (a) the hotel room reservations provided through our merchant price-disclosed hotel service at Agoda.com and priceline.com and (b) the reservations provided through our merchant semi-opaque rental car service at rentalcars.com and merchant semi-opaque hotel service at priceline.com, which allows customers to see the price of the reservation prior to purchase but not the identity of the travel service provider; (3) customer processing fees charged in connection with the sale of Name Your Own Price® hotel room night, rental car and airline ticket reservations and merchant price-disclosed hotel reservations; and (4) ancillary fees, including GDS reservation booking fees related to certain of the services listed above.

•	Other revenues are derived primarily from advertising on our websites.

	Year Ended December 31,
	($000)
	2012	2011	Change

Agency Revenues	$3,142,815	$2,339,253	34.4%
Merchant Revenues	2,104,752	2,004,432	5.0%
Other Revenues	13,389	11,925	12.3%
Total Revenues	$5,260,956	$4,355,610	20.8%

Agency Revenues

Agency revenues for the year ended December 31, 2012 increased 34.4% compared to the same period in 2011, primarily as a result of growth in the business of Booking.com.  Our U.S. agency revenues benefited from the integration of hotels from the Booking.com extranet on the priceline.com website as well as growth in our priceline.com retail rental car business.

Merchant Revenues

Merchant revenues for the year ended December 31, 2012 increased 5.0% compared to the same period in 2011, primarily due to increases in our Agoda.com hotel business, rentalcars.com rental car business and priceline.com merchant price-disclosed hotel business, partially offset by a decline in our Name Your Own Price® businesses. Merchant revenue growth over the prior year period was substantially lower than merchant gross bookings growth because our merchant revenues are disproportionately affected by our Name Your Own Price® business. Name Your Own Price® revenues are recorded “gross” with a corresponding provider cost recorded in cost of revenues, and represented a smaller percentage, year-over-year, of total revenues compared to our faster-growing Agoda.com and rentalcars.com businesses, which are recorded in revenue "net" of provider cost. As a result, we believe that gross profit is an important measure of evaluating growth in our business.

Other Revenues

Other revenues consisted primarily of advertising revenues.  Other revenues for the year ended December 31, 2012 increased compared to the same period in 2011.

Cost of Revenues

	Year Ended December 31,
	($000)
	2012	2011	Change
Cost of Revenues	$1,177,275	$1,275,730	(7.7)%
% of Merchant Revenues	55.9%	63.6%

Cost of Revenues

For the year ended December 31, 2012, cost of revenues consisted primarily of: (1) the cost of Name Your Own Price® hotel room reservations from our suppliers, net of applicable taxes, (2) the cost of Name Your Own Price® rental cars from our suppliers, net of applicable taxes; and (3) the cost of Name Your Own Price® airline tickets, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets. Cost of revenues for the year ended December 31, 2012 decreased by 7.7%, compared to the same period in 2011, primarily due to a decrease in our Name Your Own Price® businesses. Merchant price-disclosed hotel room and car rental reservations are recorded in merchant revenues net of the amounts paid to travel service providers, and therefore, there is no associated cost of revenues for merchant price-disclosed hotel revenues. Cost of revenues as a percentage of merchant revenues decreased for the year ended December

31, 2012, compared to the same period in 2011, a trend we expect to continue, primarily due to the increase in Agoda.com and rentalcars.com revenues, all of which are recorded in revenue "net" of provider cost. Cost of revenues also includes approximately $21 million (including estimated interest and penalties) for an accrual recorded for the year ended December 31, 2012 related to hotel occupancy and other related taxes in the State of Hawaii and in the District of Columbia (see Note 16 to the Consolidated Financial Statements).

Agency revenues have no cost of revenue. Agency revenues principally consist of travel commissions on hotel reservations.

Gross Profit

	Year Ended December 31,
	($000)
	2012	2011	Change
Gross Profit	$4,083,681	$3,079,880	32.6%
Gross Margin	77.6%	70.7%

Total gross profit for the year ended December 31, 2012 increased by 32.6% compared to the same period in 2011, primarily as a result of increased revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the year ended December 31, 2012, compared to the same period in 2011, because our revenues are disproportionately affected by our Name Your Own Price® business. Name Your Own Price® revenues are recorded “gross” with a corresponding travel service provider cost recorded in cost of revenues, and in 2012 represented a smaller percentage of total revenues than in 2011. Our retail price-disclosed businesses, which are recorded in revenue "net" of provider cost, have been growing faster than our Name Your Own Price® businesses. As a result, we believe that gross profit is an important measure of evaluating growth in our business. Our international operations accounted for approximately $3.6 billion of our gross profit for the year ended December 31, 2012, which compares to $2.6 billion for the same period in 2011.  Gross profit attributable to our international operations increased, on a local currency basis, by approximately 48% for the year ended December 31, 2012, compared to the same period in 2011. Gross profit attributable to our priceline.com U.S. business increased by approximately 2% for the year ended December 31, 2012, compared to the same period in 2011. Gross profit for our priceline.com U.S. business was negatively impacted by an accrual of approximately $21 million (including estimated interest and penalties) recorded for the year ended December 31, 2012 related to legal rulings in the State of Hawaii and the District of Columbia pertaining to hotel occupancy and other related taxes (see Note 16 to the Consolidated Financial Statements).

Operating Expenses

Advertising

	Year Ended December 31,
	($000)
	2012	2011	Change
Online Advertising	$1,273,637	$919,214	38.6%
% of Total Gross Profit	31.2%	29.8%
Offline Advertising	$35,492	$35,470	0.1%
% of Total Gross Profit	0.9%	1.2%

Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; (4) banner and pop-up advertisements; and (5) email campaigns. For the year ended December 31, 2012, online advertising expenses increased over the same period in 2011, primarily to support increased hotel room night reservations for Booking.com and Agoda.com, increased rental car day reservations for rentalcars.com and increased travel reservations for priceline.com. Online advertising as a percentage of gross profit increased for the year ended December 31, 2012, compared to the same period in 2011. The increase is driven by (1) brand mix within the Priceline Group, (2) the channel mix within our brands and (3) recently lower returns on investment ("ROIs") from our online advertising. Our international brands are growing faster than our priceline.com U.S. brand, and spend a higher percentage of gross profit on online advertising. Furthermore, our brands generally are obtaining an increasing share of traffic through paid online advertising channels. Finally, our online advertising ROIs have recently been down year-over-year.

Offline advertising expenses are related to our television, print and radio advertising for our priceline.com U.S. business. For the year ended December 31, 2012, offline advertising was flat compared to the same period in 2011.

Sales and Marketing

	Year Ended December 31,
	($000)
	2012	2011	Change
Sales and Marketing	$195,934	$162,690	20.4%
% of Total Gross Profit	4.8%	5.3%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-parties that provide call center, website content translations and other services; (3) provisions for credit card chargebacks; and (4) provisions for bad debt, primarily related to agency hotel commission receivables. For the year ended December 31, 2012, sales and marketing expenses, which are substantially variable in nature, increased over the same period in 2011, primarily due to increased gross booking volumes as well as expenses related to increased content translations. The increase was partially offset by reduced credit card processing fees resulting from the Durbin Amendment to the Dodd-Frank Financial Reform and Consumer Protection Act (which amendment caps the interchange fee for debit card transactions and went into effect on October 1, 2011). Sales and marketing expenses as a percentage of gross profit are typically higher for our merchant business which incurs credit card processing fees. Our merchant business grew more slowly than our agency business, and as a result, sales and marketing expenses as a percentage of total gross profit for year ended December 31, 2012, declined compared to the same period in 2011.

Personnel

	Year Ended December 31,
	($000)
	2012	2011	Change
Personnel	$466,828	$352,295	32.5%
% of Total Gross Profit	11.4%	11.4%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes and employee health benefits. For the year ended December 31, 2012, personnel expenses increased over the same period in 2011, due primarily to increased headcount to support the growth of our international businesses and the one-time wage tax levy of approximately $14 million described below. Stock-based compensation expense was approximately $71.6 million for the year ended December 31, 2012 compared to $65.7 million for the year ended December 31, 2011. Stock-based compensation for the years ended December 31, 2012 and 2011 included charges amounting to $0.9 million and $10.3 million, respectively, representing the cumulative impact of adjusting the estimated probable outcome at the end of the performance period for certain outstanding unvested performance share units.

In July 2012, the Dutch Government enacted certain amendments to Dutch tax law including, among other things, a one-time irrecoverable levy on an employer equal to 16% of an employee's 2012 earnings in excess of 150,000 Euros. The levy will be remitted to the tax authorities in 2013. The tax law amendments provide for this levy to automatically be repealed after 2013. This levy resulted in additional payroll taxes recorded in personnel expense of approximately $14 million (approximately $10 million after tax). Of the total additional payroll taxes, approximately $13 million were recorded in the third quarter of 2012.

General and Administrative

	Year Ended December 31,
	($000)
	2012	2011	Change
General and Administrative	$173,171	$123,652	40.0%
% of Total Gross Profit	4.2%	4.0%

General and administrative expenses consist primarily of: (1) personnel related expenses such as recruiting, training and travel expenses; (2) fees for outside professionals, including litigation expenses; and (3) occupancy expenses. General and administrative expenses increased during the year ended December 31, 2012 over the same period in 2011, primarily due to expansion of our office capacity worldwide to support continued growth in our international operations. General and administrative expenses for the year ended December 31, 2012 includes approximately $3 million of professional fees related to the acquisition of KAYAK and a charge of approximately $3 million related to certain leased space that was vacated in connection with the relocation of Booking.com's headquarters to a new location in Amsterdam. Additionally, we have had higher recruiting, training and travel expenses related to increased headcount in all of our businesses.

Information Technology

	Year Ended December 31,
	($000)
	2012	2011	Change
Information Technology	$43,685	$33,813	29.2%
% of Total Gross Profit	1.1%	1.1%

Information technology expenses consist primarily of: (1) outsourced data center costs relating to our U.S. and international data centers; (2) system maintenance and software license fees; (3) data communications and other expenses associated with operating our services; and (4) payments to outside consultants. For the year ended December 31, 2012, the increase in information technology expenses compared to the same period in 2011 was due primarily to growth in our worldwide operations.

Depreciation and Amortization

	Year Ended December 31,
	($000)
	2012	2011	Change
Depreciation and Amortization	$65,141	$53,824	21.0%
% of Total Gross Profit	1.6%	1.7%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation on computer equipment; (3) amortization of internally developed and purchased software; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures. For the year ended December 31, 2012, depreciation expense increased from the same period in 2011 due principally to capital expenditures for additional data center capacity and office build outs to support growth and geographic expansion, principally related to our Booking.com brand. We expect future capital expenditures to also be higher than prior historical levels as we continue to invest to support business growth.

Other Income (Expense)

	Year Ended December 31,
	($000)
	2012	2011	Change
Interest Income	$3,860	$8,119	(52.5)%
Interest Expense	(62,064)	(31,721)	95.7%
Foreign Currency Transactions and Other	(9,720)	(7,526)	29.2%
Total	$(67,924)	$(31,128)	118.2%

For the year ended December 31, 2012, interest income on cash and marketable securities decreased over the same period in 2011, primarily due to lower yields partially offset by an increase in the average balance invested. Interest expense increased for the year ended December 31, 2012 as compared to the same period in 2011, primarily due to an increase in the average outstanding debt resulting from the March 2012 issuance of $1.0 billion aggregate principal amount of convertible senior notes, and fees on the undrawn $1.0 billion revolving credit facility entered into in October 2011.

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operating results into U.S. Dollars upon consolidation resulted in foreign exchange gains of $0.7 million and $4.0 million for the years ended December 31, 2012 and 2011, respectively, and are recorded in "Foreign currency transactions and other" on the Consolidated Statements of Operations.

Foreign exchange transaction losses, including costs related to foreign exchange transactions, resulted in losses of $10.5 million and $11.3 million for the years ended December 31, 2012 and 2011, respectively, and are recorded in "Foreign currency transactions and other" on the Consolidated Statements of Operations. During the fourth quarter of 2011, we began classifying certain foreign currency processing fees as an offset to revenue earned from the third party that processes the payments for merchant hotel transactions. Such processing fees recorded to "Foreign currency transactions and other" for the nine months ended September 30, 2011 amounted to approximately $5.0 million.

Income Taxes

	Year Ended December 31,
	($000)
	2012	2011	Change
Income Tax Expense	$337,832	$308,663	9.5%

Our effective tax rates for the years ended December 31, 2012 and 2011 were 19.2% and 22.6%, respectively. The decrease in our effective tax rate is primarily due to an increase in the Innovation Box Tax benefit in 2012. Our effective tax rate differs from the expected tax provision at the U.S. statutory tax rate of 35%, principally due to lower foreign tax rates, partially offset by state income taxes and certain non-deductible expenses.

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

Booking.com intends to apply for continued Innovation Box Tax treatment for future periods. Booking.com's application may not be accepted, or, if accepted, the amount of qualifying earnings may be reduced or the applicable tax rate on qualifying earnings may be higher than the current rate at that time. In addition, the tax law may change resulting in a reduction or elimination of the tax benefit.

Until our U.S. net operating loss carryforwards are utilized or expire, we do not expect to make tax payments on our U.S. income, except for federal alternative minimum tax and state income taxes. However, we expect to pay foreign taxes on our foreign income. We expect that our international operations will grow their pretax income at higher rates than the U.S. business over the long term and, therefore, it is our expectation that our cash tax payments will increase as our international businesses generate an increasing share of our pre-tax income.

The Internal Revenue Service initiated an audit of our 2009 and 2010 federal income tax returns for the first time in the third quarter of 2011. The audit was concluded in June 2012 with no impact on our financial position, results of operations or cash flows (see Note 15 to the Consolidated Financial Statements for further information on the audit).

Redeemable Noncontrolling Interests

	Year Ended December 31,
	($000)
	2012	2011	Change
Net income attributable to noncontrolling interests	$4,471	2,760	62.0%

The net income attributable to noncontrolling interests for the year ended December 31, 2012, compared to the same period in 2011 increased due mainly to improved year-over-year operating performance for the rentalcars.com business, partially offset by a reduction in redeemable noncontrolling interests from 19.0% in April 2011 to 12.7% in April 2012.

Results of Operations

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Operating and Statistical Metrics

Gross bookings resulting from hotel room night reservations, rental car days and airline tickets sold through our international and domestic operations for the years ended December 31, 2011 and 2010 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	(in millions)
	2011	2010	Change
International	$16,909	$9,480	78.4%
Domestic	4,748	4,166	14.0%
Total	$21,658	$13,646	58.7%

Gross bookings increased by 58.7% for the year ended December 31, 2011, compared to the same period in 2010, principally due to 52.6% growth in hotel room night reservation. The 78.4% increase in international gross bookings (growth on a local currency basis was approximately 70%) was attributable to growth in international hotel room night reservations for our Booking.com and Agoda businesses, as well as higher ADRs charged for hotel stays and growth in international car reservations for our rentalcars.com business, which was acquired in May 2010. Domestic gross bookings increased by 14.0% for the year ended December 31, 2011, compared to the same period in 2010, primarily due to growth in gross bookings from our price-disclosed airline ticket and hotel room night reservation services and our Name Your Own Price® hotel room night and airline ticket reservation services. Higher ADRs drove growth in gross bookings related to our Name Your Own Price® hotel business despite a modest year-over-year decline in Name Your Own Price® hotel room night reservations for the year ended December 31, 2011.

Gross bookings resulting from hotel room night reservations, rental car days and airline tickets sold through our agency and merchant models for the years ended December 31, 2011 and 2010 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	(in millions)
	2011	2010	Change
Agency	$17,610	$10,781	63.3%
Merchant	4,048	2,864	41.3%
Total	$21,658	$13,646	58.7%

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

Revenues

	Year Ended December 31,
	($000)
	2011	2010	Change
Agency Revenues	$2,339,253	$1,380,603	69.4%
Merchant Revenues	2,004,432	1,691,640	18.5%
Other Revenues	11,925	12,662	(5.8)%
Total Revenues	$4,355,610	$3,084,905	41.2%

Agency Revenues

Agency revenues for the year ended December 31, 2011 increased 69.4% compared to the same period in 2010, primarily as a result of growth in the business of Booking.com. Our U.S. agency hotel room night reservations benefited from the integration of U.S. hotels from the Booking.com extranet on the priceline.com website.

Merchant Revenues

Merchant revenues for the year ended December 31, 2011 increased 18.5% compared to the same period in 2010, primarily due to an increase in merchant revenues from our Agoda price-disclosed hotel room night reservation service, our rentalcars.com rental car reservation service, our Name Your Own Price® airline ticket and hotel room night reservation services and our priceline.com price-disclosed hotel room night reservation service.

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

Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; (4) banner and pop-up advertisements; and (5) e-mail campaigns. For the year ended December 31, 2011, online advertising expenses increased over the same period in 2010, primarily to support increased hotel room night reservations for Booking.com and Agoda, increased rental car day reservations for rentalcars.com and increased hotel room night reservations for priceline.com. Online advertising as a percentage of gross profit increased for the year ended December 31, 2011, compared to the same period in 2010. The increase is driven primarily by brand mix rather than a change in the fundamental efficiency of our advertising by brand. Our international brands grew faster than our priceline.com U.S. brands, and spent a higher percentage of gross profit on online advertising. Furthermore, the priceline.com brand obtained an increased share of its traffic through online advertising. We recognize advertising expense as incurred at the time of booking, but recognize the gross profit for price-disclosed hotel room and rental car reservations when the travel is completed.

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

General and administrative expenses consist primarily of: (1) personnel related expenses such as recruiting, training and travel expenses; (2) fees for outside professionals, including litigation expenses; and (3) occupancy expenses. General and administrative expenses increased during the year ended December 31, 2011, over the same period in 2010, due to higher recruiting, training and travel expenses related to increased headcount at Booking.com, Agoda and rentalcars.com. Additionally, we significantly increased our office capacity worldwide to support continued growth in our international operations. The year ended December 31, 2010 included a favorable expense adjustment of approximately $2.7 million in connection with the resolution of certain franchise and sales and use tax issues related to our corporate headquarters location, and a charge of $1.7 million related to a court ruling in South Carolina.

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

Our effective tax rates for the years ended December 31, 2011 and 2010 were 22.6% and 29.2%, respectively. Our effective tax rate differs from the expected tax provision at the U.S. statutory tax rate of 35% principally due to lower foreign tax rates, the Innovation Box Tax benefit, and the resolution of an uncertain tax position during the second quarter of 2011. Following the conclusion of an audit, we reversed a reserve of approximately $12.5 million in the three months ended June 30, 2011 for unrecognized tax benefits attributable to tax positions taken in 2010.

The effective tax rate for the year ended December 31, 2011 is lower compared to 2010 primarily due to a higher percentage of foreign income, which is taxed at lower rates, the Innovation Box Tax benefit, and the reversal of the reserve for unrecognized tax benefits referred to above. The Innovation Box Tax did not have a material impact on our 2010 results. The impact of the Innovation Box Tax for 2011 reduced our consolidated effective income tax rate by approximately four percentage points.

Redeemable Noncontrolling Interests

	Year Ended December 31,
	($000)
	2011	2010	Change
Net income attributable to noncontrolling interests	$2,760	$601	359.2%

The net income attributable to redeemable noncontrolling interest for the year ended December 31, 2011 compared to the same period in 2010 increased primarily due to the improved year-over-year operating performance for rentalcars.com.

Liquidity and Capital Resources

As of December 31, 2012, we had $5.2 billion in cash, cash equivalents and short-term investments. Approximately $3.1 billion of our cash, cash equivalents and short-term investments are held by our international subsidiaries and are denominated primarily in Euros and, to a lesser extent, in British Pound Sterling. We currently intend to permanently reinvest this cash in our foreign operations. We could not repatriate this cash to the United States without utilizing our net operating loss carryforwards and potentially incurring additional tax payments in the United States. Cash equivalents and short-term investments are primarily comprised of foreign and U.S. government securities and bank deposits.

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

The revolving credit facility provides for the issuance of up to $100.0 million of letters of credit as well as borrowings of up to $50 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of December 31, 2012, there were no borrowings under the facility, and approximately $1.9 million of letters of credit were issued under the facility.

As of December 31, 2012, we had remaining authorizations from our Board of Directors to repurchase $459.2 million of our common stock. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital, and other factors.

Our merchant transactions are structured such that we collect cash up front from our customers and then we pay most of our suppliers at a subsequent date. We therefore tend to experience significant swings in deferred merchant bookings and supplier payables depending on the absolute level of our merchant transactions during the last few weeks of every quarter.

Net cash provided by operating activities for the year ended December 31, 2012, was $1.8 billion, resulting from net income of $1.4 billion, a favorable impact of non-cash items not affecting cash flows of $217.9 million and net favorable changes in working capital of $143.8 million. The changes in working capital for the year ended December 31, 2012, were primarily related to a $256.0 million increase in accounts payable, accrued expenses and other current liabilities, partially offset by a $105.3 million increase in accounts receivable. The increase in these working capital balances was primarily related to increases in business volumes. Non-cash items were primarily associated with deferred income taxes, stock-based compensation expense, depreciation and amortization, and amortization of debt discount.

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

Net cash used in investing activities was $1.6 billion for the year ended December 31, 2012. Investing activities for the year ended December 31, 2012 were affected by net purchases of investments of $1.6 billion, payments of $33.9 million for acquisitions, and a change in restricted cash of $2.8 million, partially offset by net cash proceeds of $82.1 million for the settlement of foreign currency contracts. Net cash used in investing activities was $904.8 million for the year ended December 31, 2011. Investing activities for the year ended December 31, 2011 were affected by payments of $68.2 million for acquisitions, principally related to the contingent consideration associated with the 2007 acquisition of Agoda.com, $11.0 million net payments to settle derivative contracts, net purchases of investments of $775.8 million, and a change in restricted cash of $2.9 million. Cash invested in purchase of property and equipment was $55.2 million and $46.8 million in the years ended December 31, 2012 and 2011, respectively. The increase in 2012 was to support the growth of our business, including additional data center capacity and capital expenditures for new offices opened during the year, and we expect to see additional future increases to support the growth of our business.

Net cash provided by financing activities was approximately $668.9 million for the year ended December 31, 2012. The cash provided by financing activities for the year ended December 31, 2012 was primarily related to proceeds from the issuance of convertible senior notes with an aggregate principal amount of $1.0 billion, $2.7 million of proceeds from the exercise of employee stock options, and $5.2 million of excess tax benefits from stock-based compensation partially offset by treasury stock purchases of $257.0 million, $61.1 million spent to purchase a portion of the shares underlying noncontrolling interests in rentalcars.com, and $20.9 million of debt issuance costs. Net cash used in financing activities was approximately $151.0 million for the year ended December 31, 2011. The cash used in financing activities for the year ended December 31, 2011 was primarily related to treasury stock purchases of $163.2 million, approximately $13.0 million spent to purchase a portion of the shares underlying redeemable noncontrolling interests in rentalcars.com, and $0.2 million of principal paid upon the conversion of senior notes, partially offset by $4.3 million of proceeds from the exercise of employee stock options and $21.0 million of excess tax benefits related to stock-based compensation.

In November 2012, we entered into a definitive agreement to acquire KAYAK Software Corporation, a leading travel meta-search service, in a stock and cash transaction. Under the terms of the agreement, the transaction values KAYAK at $1.8 billion ($1.65 billion net of cash acquired) or $40 per share of KAYAK common stock, with $500 million to be paid in cash, which is expected to be made from cash on hand in the United States, and $1.3 billion to be paid in shares of our common stock and assumed stock options (subject to a volume-weighted average trading price calculation and a collar on the value of our common stock). The transaction is expected to be completed in the first half of 2013, pending approval from relevant regulatory authorities and KAYAK shareholders.
Contingencies

A number of jurisdictions in the United States have initiated lawsuits against online travel companies, including us, related to, among other things, the payment of hotel occupancy and other related taxes (i.e., state and local sales tax and general excise tax). In addition, a number of U.S. states, counties, and municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other related taxes. To date, the majority of taxing jurisdictions in which we facilitate the making of hotel room reservations have not asserted that taxes are due and payable on our U.S. merchant hotel business. With respect to jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from us only on a prospective basis. See Item 3 - Legal Proceedings and Note 16 to the Consolidated Financial Statements for a description of these pending cases and proceedings, and Item 1A Risk Factors - "Adverse application of state and local tax laws could have an adverse effect on our business and results of operations.".

We are vigorously defending against these claims and proceedings. However, litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings. An unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs, which could have a material adverse effect on our results of operations or cash flows in any given operating period. Also, there have been, and will continue to be, ongoing costs associated with defending our position in pending and any future cases or proceedings.

To the extent that any tax authority succeeds in asserting that we have a tax collection responsibility, or we determine that we have such a responsibility, with respect to future transactions, we may collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of hotel reservations to our customers and, consequently, could make our hotel reservation services less competitive (i.e., versus the websites of other online travel companies or hotel company websites) and reduce hotel reservation transactions; alternatively, we could choose to reduce the compensation for our services on merchant hotel transactions. Either action could have a material adverse effect on our business and results of operations.

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, we have established an accrual which amounted to approximately $56 million and $33 million as of December 31, 2012 and 2011, respectively. The accrual is based on our estimate of the probable cost of resolving these issues. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. We believe that even if we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash, it would not have a material impact on our liquidity.

The following table represents our material contractual obligations and commitments as of December 31, 2012 (see Note 16 to the Consolidated Financial Statements):

	Payments due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$219,029	$31,487	$62,321	$47,121	$78,100
Convertible debt(1)	1,639,283	597,200	20,000	20,000	1,002,083
Revolving credit facility(2)	7,336	2,255	3,594	1,487	—
Redeemable noncontrolling interests	160,287	160,287	—	—	—
Total(3)	$2,025,935	$791,229	$85,915	$68,608	$1,080,183
_____________________________

(1)
Convertible debt represents the aggregate principal amount of the Notes and interest of $64 million.  Convertible debt does not reflect the market value in excess of the outstanding principal amount because we can settle the conversion premium amount in cash or shares of common stock at our option. See Note 11 to the Consolidated Financial Statements.

(2)	Represents fees on uncommitted funds and outstanding letters of credit as of December 31, 2012.

(3)
We reported "Other long-term liabilities" of $69 million on the Consolidated Balance Sheet at December 31, 2012, of which approximately $56 million related to our accrual for potential resolution of issues related to hotel occupancy and other related taxes (refer to Note 16 to the Consolidated Financial Statements) and approximately $7 million related to unrecognized tax benefits (refer to Note 15 to the Consolidated Financial Statements).   A variety of factors could affect the timing of payments for these liabilities.  We believe that these matters will likely not be resolved in the next twelve months and accordingly we have classified the estimated liability as "non-current" on the Consolidated Balance Sheet.  We have excluded "Other long-term liabilities" in the amount of $69 million from the contractual obligations table because we cannot reasonably estimate the timing of such payments.

Since the contingent conversion threshold for the 1.25% Convertible Senior Notes due 2015 was exceeded as of December 31, 2012, these notes are convertible at the option of the holders. If the holders elect to convert, we will be required to pay the aggregate principal amount in cash and we will deliver cash or shares of common stock, at our option, for the conversion value in excess of the aggregate principal amount. We would likely fund our conversion obligations with cash and cash equivalents, short-term investments and borrowings under our revolving credit facility.

We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next twelve months. However, if during that period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business plan, either of which could have a material adverse effect on our future financial condition or results of operations. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be diluted. We may not generate sufficient cash flow from operations in the future, revenue growth or sustained profitability may not be realized, and future borrowings or equity sales may not be available in amounts sufficient to make anticipated capital expenditures, finance our strategies or repay our indebtedness.

Off-Balance Sheet Arrangements.

As of December 31, 2012, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We manage our exposure to interest rate risk and foreign currency risk through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We use foreign exchange derivative contracts to manage short-term foreign currency risk.

The objective of our policies is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in rates. We evaluate our exposure to market risk by assessing the anticipated near-

term and long-term fluctuations in interest rates and foreign exchange rates. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future rates. We utilize this information to determine our own investment strategies as well as to determine if the use of derivative financial instruments is appropriate to mitigate any potential future market exposure that we may face. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. To the extent that changes in interest rates and currency exchange rates affect general economic conditions, we would also be affected by such changes.

We did not experience any material changes in interest rate exposures during the year ended December 31, 2012. Based upon economic conditions and leading market indicators at December 31, 2012, we do not foresee a significant adverse change in interest rates in the near future.

Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available for sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis points (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of December 31, 2012 of approximately $14 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of December 31, 2012, the outstanding principal amount of our debt is $1.6 billion. We estimate that the market value of such debt was approximately $2.3 billion as of December 31, 2012. A substantial portion of the market value of our debt in excess of the outstanding principal amount is related to the conversion premium on our outstanding convertible bonds.

As a result of the growth of Booking.com, Agoda.com, and rentalcars.com, we are conducting a significant portion of our business outside the United States through subsidiaries with functional currencies other than the U.S. Dollar (primarily Euros). As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. Dollars upon consolidation. If the U.S. Dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, gross bookings, gross profit, operating expenses, and net income. Similarly, our net assets, gross bookings, gross profit, operating expenses, and net income will decrease if the U.S. Dollar strengthens against the local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in the Consolidated Statement of Operations. Booking.com, Agoda.com and rentalcars.com are subject to risks typical of international business, including differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign exchange fluctuation risk for the Euro and the British Pound Sterling. As of December 31, 2012 and 2011, there were no such outstanding derivative contracts. Foreign exchange gains of $0.7 million, $4.0 million, and $2.9 million for the years ended December 31, 2012, 2011, and 2010, respectively, were recorded in "Foreign currency transactions and other" in the Consolidated Statements of Operations.

As of December 31, 2012 and 2011, we had outstanding forward currency contracts with a notional value of 1.5 billion Euros and 860 million Euros, respectively, that are designated as hedges of our net investment in a foreign subsidiary for accounting purposes. These contracts are all short-term in nature. Mark-to-market adjustments on these net investment hedges are recorded as currency translation adjustments. The fair value of these derivatives at December 31, 2012 was a liability of $62.4 million, with $62.6 million recorded in "Accrued expenses and other current liabilities" and $0.2 million recorded in "Prepaid and other current assets" on the Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2011 was an asset of $60.1 million and was recorded in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet. A hypothetical 10% strengthening of the foreign exchange rates relative to the U.S. Dollar, with all other variables held constant, would have resulted in a derivative liability of approximately $262 million as of December 31, 2012. See Note 5 to the Consolidated Financial Statements for further detail on our derivative instruments.

Item 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K (See Item 15).

Consolidated Balance Sheets as of December 31, 2012 and 2011; Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of our management's assessment of the design and effectiveness of our internal controls over financial reporting for the year ended December 31, 2012.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. Our independent registered public accounting firm also attested to, and reported on, our management's assessment of the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the three months ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
priceline.com Incorporated
Norwalk, Connecticut

We have audited the internal control over financial reporting of priceline.com Incorporated and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management’s Report on Internal Control Over Financial Reporting" appearing in Item 9A.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 26, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
February 26, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2012 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)                                  List of Documents Filed as a Part of this Annual Report on Form 10-K:

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of December 31, 2012 and 2011; and the related Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; Notes to Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

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

Exhibit Number	Description
2.1(a)	Agreement and Plan of Merger, dated as of November 8, 2012, by and among KAYAK Software Corporation, the Registrant and Produce Merger Sub, Inc.
3.1(b)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(c)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 13, 2003.
3.3(d)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 3, 2009.
3.4	Amended and Restated By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2(e)	Specimen Certificate for Registrant's Common Stock.
4.3(f)	Indenture, dated as of March 10, 2010, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.4(g)	Indenture, dated as of March 12, 2012, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
10.1(h)+	priceline.com 2000 Employee Stock Option Plan.
10.2(i)+	priceline.com Incorporated 1999 Omnibus Plan (As Amended and Restated Effective June 4, 2008).
10.3(j)+	Form of Stock Option Grant Agreement under the 1999 Omnibus Plan.

10.4(k)+	Form of Base Restricted Stock Agreement (U.S.) under the 1999 Omnibus Plan.
10.5(k)+	Form of Base Restricted Stock Agreement (U.K.) under the 1999 Omnibus Plan.
10.6(k)+	Form of Restricted Stock Agreement with non-compete covenants (U.S.) under the 1999 Omnibus Plan.
10.7(l)+	Form of Restricted Stock Agreement for Non-Employee Directors under the 1999 Omnibus Plan.
10.8(m)+	Form of Restricted Stock Unit Award Agreement for Employees in the Netherlands under the 1999 Omnibus Plan.
10.9(n)+*	2010 Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan based on the performance of the Registrant's consolidated operations.
10.10(n)+*	2010 Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan based on the performance of the Registrant's consolidated operations.
10.11(n)+*	2010 Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan based on the performance of the Registrant's domestic operations on an unconsolidated basis.
10.12(n)+*	2010 Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan based on the performance of Booking.com operations.
10.13(o)+	2011 Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan to certain U.S.-based executives.
10.14(o)+	2011 Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan to Netherlands-based executive.
10.15(o)+	2011 Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan to non-employee directors
10.16(p)+	2012 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.17(q)+	priceline.com Incorporated Annual Bonus Plan, dated as of February 20, 2007.
10.18(r)+	Amended and Restated Employment Agreement, dated August 22, 2008, by and between the Registrant and Jeffery H. Boyd.
10.19(s)+	Letter amendment, dated December 18, 2008, to Amended and Restated Employment Agreement, by and between the Registrant and Jeffery H. Boyd.
10.20(t)+	Letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.21(s)+	Letter amendment, dated December 16, 2008, to Letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.22(s)+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between the Registrant and Peter J. Millones.
10.23(s)+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between the Registrant and Chris Soder.
10.24(u)+	Second Amended and Restated Employment Contract, dated November 4, 2011, by and between Booking.com B.V. and Kees Koolen.
10.25(v)+	Indemnification Agreement, dated November 10, 2009, between the Registrant and Kees Koolen.
10.26(u)+	Employment Contract, dated September 12, 2011, by and between Booking.com B.V. and Darren Huston
10.27(u)+	Indemnification Agreement, dated September 12, 2011, by and between the Registrant and Darren Huston.
10.28(w)	Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and the Registrant, dated as of September 21, 2006.
10.29(w)	Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Merrill Lynch, Pierce, Fenner & Smith Incorporated and the Registrant, dated as of September 21, 2006.
10.30(x)
Amendment dated October 11, 2006, to Confirmation of 5-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and the Registrant, dated as of September 21, 2006 and Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and the Registrant, dated as of September 21, 2006.

10.31(x)
Amendment dated October 11, 2006, to Confirmation of 5-Year Issuer Capped Share Call Option Transaction between Merrill Lynch, Pierce, Fenner & Smith Incorporated and the Registrant, dated as of September 21, 2006 and Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Merrill Lynch, Pierce, Fenner & Smith Incorporated and the Registrant, dated as of September 21, 2006.

10.32(f)
Purchase Agreement, dated as of March 4, 2010, between the Registrant and J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the initial purchasers named therein.

10.33(u)
Credit Agreement, dated as of October 28, 2011, among the Registrant, the lenders from time to time party thereto, RBS Citizens, N.A., as Documentation Agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as Co‑Syndication Agents and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.34(g)	Purchase Agreement, dated March 7, 2012, between the Registrant and Goldman, Sachs & Co., as representative of the Initial Purchasers.

21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certification of Jeffery H. Boyd, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(y)	Certification of Jeffery H. Boyd, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(y)	Certification of Daniel J. Finnegan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101
The following financial statements from the Company's Annual Report on Form 10‑K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

____________________________

(a)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on November 9, 2012 (File No. 0-25581).
(b)	Previously filed as an exhibit to Amendment No. 1 to Registration Statement on Form S‑1 (File No. 333‑69657) filed on February 16, 1999.
(c)	Previously filed as an exhibit to the Registration Statement on Form S‑3 (File No. 333‑109929) filed on October 23, 2003.
(d)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 5, 2009 (File No. 0-25581).
(e)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-69657) filed on March 18, 1999.
(f)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 10, 2010 (File No. 0-25581).
(g)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 12, 2012 (File No. 0-25581).
(h)	Previously filed as an exhibit to the Registration Statement on Form S‑8 (File No. 333‑55578) filed on February 14, 2001.
(i)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on June 4, 2008 (File No. 0-25581).
(j)	Previously filed as an exhibit to the Registration Statement on Form S-8 (File No. 333-122414) filed on January 31, 2005.
(k)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on February 7, 2005 (File No. 0-25581).
(l)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on February 8, 2006 (File No. 0-25581).
(m)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 8, 2005 (File No. 0-25581).
(n)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 10, 2010 (File No. 0-25581).
(o)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 9, 2011 (File No. 0-25581).
(p)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 8, 2012 (File No. 0-25581).
(q)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on February 23, 2007 (File No. 0-25581).
(r)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on August 6, 2008 (File No. 0-25581).
(s)	Previously filed as an exhibit to the Annual Report on Form 10‑K filed for the year ended December 31, 2008 (File No. 0-25581).
(t)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on October 21, 2005 (File No. 0-25581).
(u)	Previously filed as an exhibit to the Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2011 (File No. 0-25581).
(v)	Previously filed as an exhibit to the Annual Report on Form 10‑K for the year ended December 31, 2009 (File No. 0-25581).
(w)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on September 27, 2006 (File No. 0-25581).
(x)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 16, 2006 (File No. 0-25581).
(y)	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.

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

PRICELINE.COM INCORPORATED

By:	/s/ Jeffery H. Boyd
	Name:	Jeffery H. Boyd
	Title:	Chief Executive Officer
	Date:	February 26, 2013

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

Signature	Title	Date

/s/ Jeffery H. Boyd	Chairman and Chief Executive Officer	February 26, 2013
Jeffery H. Boyd	Director (Principal Executive Officer)

/s/ Daniel J. Finnegan	Chief Financial Officer and Chief Accounting	February 26, 2013
Daniel J. Finnegan	Officer (Principal Financial Officer and Principal Accounting Officer)

Director
Timothy M. Armstrong

/s/ Ralph M. Bahna	Director	February 26, 2013
Ralph M. Bahna

/s/ Howard W. Barker, Jr.	Director	February 26, 2013
Howard W. Barker, Jr.

/s/ Jan L. Docter	Director	February 26, 2013
Jan L. Docter

/s/ Jeffrey E. Epstein	Director	February 26, 2013
Jeffrey E. Epstein

/s/ James M. Guyette	Director	February 26, 2013
James M. Guyette

/s/ Nancy B. Peretsman	Director	February 26, 2013
Nancy B. Peretsman

/s/ Thomas E. Rothman	Director	February 26, 2013
Thomas E. Rothman

/s/ Craig W. Rydin	Director	February 26, 2013
Craig W. Rydin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
priceline.com Incorporated
Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of priceline.com Incorporated and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of priceline.com Incorporated and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
February 26, 2013

priceline.com Incorporated
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,536,349	$632,836
Restricted cash	6,641	3,771
Short-term investments	3,646,845	2,024,827
Accounts receivable, net of allowance for doubtful accounts of $10,322 and $6,103, respectively	367,512	264,453
Prepaid expenses and other current assets	84,290	104,202
Deferred income taxes	40,738	36,755
Total current assets	5,682,375	3,066,844

Property and equipment, net	89,269	64,322
Intangible assets, net	208,113	200,151
Goodwill	522,672	504,784
Deferred income taxes	31,485	111,080
Other assets	35,828	23,490
Total assets	$6,569,742	$3,970,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$184,648	$146,867
Accrued expenses and other current liabilities	387,911	222,134
Deferred merchant bookings	368,823	239,157
Convertible debt (See Note 11)	520,344	497,640
Total current liabilities	1,461,726	1,105,798

Deferred income taxes	45,159	46,990
Other long-term liabilities	68,944	39,183
Convertible debt (See Note 11)	881,996	—
Total liabilities	2,457,825	1,191,971

Commitments and Contingencies (See Note 16)
Redeemable noncontrolling interests (See Note 13)	160,287	127,045
Convertible debt (See Note 11)	54,655	77,360

Stockholders’ equity:
Common stock, $0.008 par value, authorized 1,000,000,000 shares, 58,055,586 and 57,578,431 shares issued, respectively	450	446
Treasury stock, 8,184,787 and 7,779,645, respectively	(1,060,607)	(803,586)
Additional paid-in capital	2,612,197	2,431,279
Accumulated earnings	2,368,611	1,033,738
Accumulated other comprehensive loss	(23,676)	(87,582)
Total stockholders’ equity	3,896,975	2,574,295
Total liabilities and stockholders’ equity	$6,569,742	$3,970,671

See Notes to Consolidated Financial Statements.

priceline.com Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2012		2011	2010
Agency revenues	$3,142,815	2,339,253,000	$2,339,253	$1,380,603
Merchant revenues	2,104,752	2,004,432,000	2,004,432	1,691,640
Other revenues	13,389		11,925	12,662
Total revenues	5,260,956		4,355,610	3,084,905
Cost of revenues	1,177,275		1,275,730	1,175,934
Gross profit	4,083,681		3,079,880	1,908,971
Operating expenses:
Advertising — Online	1,273,637		919,214	552,140
Advertising — Offline	35,492		35,470	35,714
Sales and marketing	195,934		162,690	116,303
Personnel, including stock-based compensation of $71,565, $65,724 and $68,200, respectively	466,828		352,295	270,071
General and administrative	173,171		123,652	81,185
Information technology	43,685		33,813	20,998
Depreciation and amortization	65,141		53,824	45,763
Total operating expenses	2,253,888		1,680,958	1,122,174
Operating income	1,829,793		1,398,922	786,797
Other income (expense):
Interest income	3,860		8,119	3,857
Interest expense	(62,064)		(31,721)	(29,944)
Foreign currency transactions and other	(9,720)		(7,526)	(14,427)
Total other income (expense)	(67,924)		(31,128)	(40,514)
Earnings before income taxes	1,761,869		1,367,794	746,283
Income tax expense	337,832		308,663	218,141
Net income	1,424,037		1,059,131	528,142
Less: net income attributable to noncontrolling interests	4,471		2,760	601
Net income applicable to common stockholders	$1,419,566		$1,056,371	$527,541
Net income applicable to common stockholders per basic common share	$28.48		$21.27	$11.00
Weighted average number of basic common shares outstanding	49,840		49,654	47,955
Net income applicable to common stockholders per diluted common share	$27.66		$20.63	$10.35
Weighted average number of diluted common shares outstanding	51,326		51,211	50,988

See Notes to Consolidated Financial Statements.

priceline.com Incorporated
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$1,424,037	$1,059,131	$528,142
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments(1)	69,683	(55,128)	(26,740)
Unrealized gain (loss) on marketable securities(2)	(620)	212	294
Other	—	—	(3,758)
Comprehensive income	1,493,100	1,004,215	497,938
Less: Comprehensive income attributable to noncontrolling interests	9,628	2,537	4,044
Comprehensive income attributable to common stockholders	$1,483,472	$1,001,678	$493,894

(1) Foreign currency translation adjustments includes a net loss of $40,390, net of tax benefits of $18,001, for the year ended December 31, 2012 and net gains of $51,950 and $24,116, net of taxes of $21,547 and $11,311, for the years ended December 31, 2011 and 2010, respectively, associated with hedges of foreign denominated net assets. The remaining balance in currency translation adjustments excludes income taxes due to the Company's practice and intention to reinvest the earnings of its foreign subsidiaries in those operations. See Note 14.

(2) Net of tax benefits of $158 for the year ended December 31, 2012 and taxes of $96 and $175 for the years ended December 31, 2011, and 2010, respectively.

See Notes to Consolidated Financial Statements.

priceline.com Incorporated
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Earnings	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Total
Balance, December 31, 2009	52,446	$405	(6,865)	$(510,970)	$2,289,867	$(454,673)	$(3,000)	$1,321,629
Net income applicable to common stockholders	—	—	—	—	—	527,541	—	527,541
Unrealized gain (loss) on marketable securities, net of tax of $175	—	—	—	—	—	—	294	294
Currency translation adjustment, net of tax of $11,311	—	—	—	—	—	—	(30,183)	(30,183)
Redeemable noncontrolling interests fair value adjustments	—	—	—	—	(4,118)	(3,758)	—	(7,876)
Proceeds from the termination of conversion spread hedges	—	—	—	—	42,984	—	—	42,984
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	3,683	—	—	3,683
Exercise of stock options and vesting of restricted stock units and performance share units	663	5	—	—	25,746	—	—	25,751
Repurchase of common stock	—	—	(556)	(129,445)	—	—	—	(129,445)
Stock-based compensation and other stock-based payments	—	—	—	—	68,396	—	—	68,396
Issuance of senior convertible notes	—	—	—	—	67,516	—	—	67,516
Conversion of debt	3,458	28	—	—	(80,073)	—	—	(80,045)
Excess tax benefit from stock-based compensation	—	—	—	—	3,091	—	—	3,091
Balance, December 31, 2010	56,567	$438	(7,421)	$(640,415)	$2,417,092	$69,110	$(32,889)	$1,813,336
Net income applicable to common stockholders	—	—	—	—	—	1,056,371	—	1,056,371
Unrealized gain (loss) on marketable securities, net of tax of $96	—	—	—	—	—	—	212	212
Currency translation adjustment, net of tax of $21,547	—	—	—	—	—	—	(54,905)	(54,905)
Redeemable noncontrolling interests fair value adjustments	—	—	—	—	—	(91,743)	—	(91,743)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	(77,342)	—	—	(77,342)
Exercise of stock options and vesting of restricted stock units and performance share units	1,007	8	—	—	4,294	—	—	4,302
Repurchase of common stock	—	—	(359)	(163,171)	—	—	—	(163,171)
Stock-based compensation and other stock-based payments	—	—	—	—	66,194	—	—	66,194
Conversion of debt	5	—	—	—	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	—	—	21,041	—	—	21,041
Balance, December 31, 2011	57,579	$446	(7,780)	$(803,586)	$2,431,279	$1,033,738	$(87,582)	$2,574,295
Net income applicable to common stockholders	—	—	—	—	—	1,419,566	—	1,419,566
Unrealized gain (loss) on marketable securities, net of tax benefit of $158	—	—	—	—	—	—	(620)	(620)
Currency translation adjustment, net of tax benefit of $18,001	—	—	—	—	—	—	64,526	64,526
Redeemable noncontrolling interests fair value adjustments	—	—	—	—	—	(84,693)	—	(84,693)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	22,705	—	—	22,705
Exercise of stock options and vesting of restricted stock units and performance share units	477	4	—	—	2,679	—	—	2,683
Repurchase of common stock	—	—	(405)	(257,021)	—	—	—	(257,021)
Stock-based compensation and other stock-based payments	—	—	—	—	72,035	—	—	72,035
Issuance of senior convertible notes					78,310			78,310
Excess tax benefit from stock-based compensation	—	—	—	—	5,189	—	—	5,189
Balance, December 31, 2012	58,056	$450	(8,185)	$(1,060,607)	$2,612,197	$2,368,611	$(23,676)	$3,896,975

See Notes to Consolidated Financial Statements.

priceline.com Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$1,424,037	$1,059,131	$528,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,818	20,648	16,209
Amortization	32,323	33,176	34,255
Provision for uncollectible accounts, net	16,094	9,331	7,102
Deferred income tax expense	19,596	44,747	37,540
Stock-based compensation and other stock based payments	72,035	66,194	68,396
Amortization of debt issuance costs	5,212	2,360	3,332
Amortization of debt discount	39,820	21,414	20,110
Loss on early extinguishment of debt	—	32	11,334
Changes in assets and liabilities:
Accounts receivable	(105,277)	(125,793)	(29,275)
Prepaid expenses and other current assets	(40,793)	12,213	(22,373)
Accounts payable, accrued expenses and other current liabilities	256,021	210,325	84,750
Other	33,864	(11,966)	17,775
Net cash provided by operating activities	1,785,750	1,341,812	777,297

INVESTING ACTIVITIES:
Purchase of investments	(6,352,495)	(3,005,397)	(1,813,032)
Proceeds from sale of investments	4,799,412	2,229,563	1,071,669
Additions to property and equipment	(55,158)	(46,833)	(22,593)
Acquisitions and other equity investments, net of cash acquired	(33,861)	(68,192)	(112,405)
Proceeds from foreign currency contracts	86,159	31,045	44,564
Payments on foreign currency contracts	(4,014)	(42,032)	(9,561)
Change in restricted cash	(2,756)	(2,922)	260
Net cash used in investing activities	(1,562,713)	(904,768)	(841,098)

FINANCING ACTIVITIES:
Proceeds from the issuance of convertible senior notes	1,000,000	—	575,000
Payment of debt issuance costs	(20,916)	—	(13,334)
Payments related to conversion of senior notes	(1)	(213)	(295,401)
Repurchase of common stock	(257,021)	(163,171)	(129,445)
Payments to purchase subsidiary shares from noncontrolling interests	(61,079)	(12,986)	—
Proceeds from the sale of subsidiary shares to noncontrolling interests	—	—	4,311
Proceeds from exercise of stock options	2,683	4,302	25,751
Proceeds from the termination of conversion spread hedges	—	—	42,984
Excess tax benefit from stock-based compensation	5,189	21,041	3,091
Net cash provided by (used in) by financing activities	668,855	(151,027)	212,957
Effect of exchange rate changes on cash and cash equivalents	11,621	(12,148)	7,670
Net increase in cash and cash equivalents	903,513	273,869	156,826
Cash and cash equivalents, beginning of period	632,836	358,967	202,141
Cash and cash equivalents, end of period	$1,536,349	$632,836	$358,967

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$300,539	$232,762	$169,320
Cash paid during the period for interest	$13,933	$7,573	$4,901
Non-cash fair value increase for redeemable noncontrolling interests	$84,693	$91,743	$7,876
 See Notes to Consolidated Financial Statements.

priceline.com Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS DESCRIPTION

Priceline.com Incorporated (the "Priceline Group" or the "Company") is a leading online travel company that offers its customers hotel and accommodation reservations worldwide through the Booking.com, priceline.com and Agoda.com brands.  In the United States, the Company also offers its customers reservations for car rentals, airline tickets, vacation packages, destination services and cruises through the priceline.com brand. The Company offers car rental reservations worldwide through rentalcars.com (formerly known as TravelJigsaw), which it acquired in May 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Company’s Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including priceline.com International Ltd. ("PIL"), Booking.com B.V., Booking.com Limited, priceline.com Europe Ltd, priceline.com Mauritius Company Limited (formerly known as Agoda Company, Ltd.), and its majority-owned interest in TravelJigsaw Holdings Limited (known now as the rentalcars.com business) since its acquisition in May 2010.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto.  Actual results may differ significantly from those estimates.  The significant estimates underlying the Company’s Consolidated Financial Statements relate to, among other things, the deferred tax valuation allowance, the accrual for hotel occupancy and other related taxes, stock-based compensation, the allowance for doubtful accounts, the valuation of goodwill and long-lived assets and intangibles and the valuation of redeemable noncontrolling interests.

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

Restricted Cash — Restricted cash at December 31, 2012 and 2011 collateralizes office leases and supplier obligations.

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

Merchant Revenues and Cost of Merchant Revenues

 Merchant revenues and related cost of revenues are derived from services where the Company is the merchant of record and therefore charges the customer's credit card and subsequently pays the travel service provider for the services provided.

Opaque Services:  The Company refers to its Name Your Own Price® and Express Deals services as "opaque" services because not all aspects of the travel service are visible to the consumer before making an offer. The Name Your Own Price® service connects buyers that are willing to accept a level of flexibility regarding their travel itinerary with travel service providers that are willing to accept a lower price in order to sell their excess capacity without disrupting their existing distribution channels or retail pricing structures. The Company's Name Your Own Price® services use a unique pricing system that allows consumers to “bid” the price they are prepared to pay when submitting an offer for a particular leisure travel service.  The Company accesses databases in which participating travel service providers file secure discounted rates, not generally available to the public, to determine whether it can fulfill the customer's offer.  The Company selects the travel service provider and determines the price it will accept from the customer. Merchant revenues and cost of merchant revenues include the selling price and cost, respectively, of the Name Your Own Price® travel services and are reported on a gross basis.

In 2012, the Company launched Express Deals, a merchant semi-opaque hotel reservation service at priceline.com, which allows customers to select hotel reservations with price and certain information regarding amenities offered by the hotel disclosed prior to making the reservation. The identity of the hotel is not known prior to committing to the non-refundable reservation.  The Company records the difference between the customer selling price and the provider cost of its merchant Express Deals reservation services on a net basis in merchant revenue.

The Company recognizes revenues and costs for these services when it fulfills the customer's non-refundable offer.  In very limited circumstances, the Company makes certain customer accommodations to satisfy disputes and complaints.  The Company accrues for such estimated losses and classifies the resulting expense as adjustments to merchant revenue and cost of merchant revenues.

Merchant Price-Disclosed Services:  Merchant revenues for the Company's merchant price-disclosed services are derived from transactions where its customers purchase hotel room reservations or rental car reservations from travel service providers at disclosed rates which are subject to contractual arrangements.  Charges are billed to customers by the Company at the time of booking and are included in deferred merchant bookings until the customer completes the hotel stay or returns the rental car.  Such amounts are generally refundable upon cancellation, subject to cancellation penalties in certain cases.  Merchant revenues and accounts payable to the provider are recognized at the conclusion of the customer's stay at the hotel or return of the rental car.  The Company records the difference between the customer selling price and the travel service provider cost of its merchant price-disclosed reservation services on a net basis in merchant revenue.

Pursuant to the terms of the Company's opaque and price-disclosed merchant hotel services, its hotel service providers are permitted to bill the Company for the underlying cost of the service during a specified period of time.  In the event that the Company is not billed by the hotel within the specified time period, the Company reduces its cost of revenues by the unbilled amounts.

Tax Recovery Charge, Occupancy Taxes and State and Local Taxes

The Company provides an internet travel service to facilitate online travel purchases between consumers and travel service providers, including airline ticket, hotel and rental car reservations, and sometimes as part of a vacation package reservation.  For merchant model transactions, the Company charges the customer an amount intended to cover the taxes that the Company anticipates the travel service provider will owe and remit to the local taxing authorities ("tax recovery charge").  Tax rate information for calculating the tax recovery charge is provided to the Company by its providers.

In a handful of taxing jurisdictions, the Company recently was required by passage of a new statute or by court order to start collecting and remitting certain taxes (local occupancy tax, general excise and/or sales tax) imposed upon its margin and/or service fee.  In those jurisdictions, the Company is collecting and remitting tax on its margin and/or service fee.  Except in those jurisdictions, the Company does not charge the customer or remit occupancy or other related taxes based on its margin or service fee, because the Company believes that such taxes are not owed on its compensation for its services (refer to Note 16).  The tax recovery charge and occupancy and other related taxes collected from customers and remitted to those jurisdictions are reported on a net basis on the Consolidated Statement of Operations.

Advertising - Online — Online advertising expenses consist primarily of the costs of (1) search engine keyword purchases; (2) referrals from meta-search sites and travel research websites; (3) affiliate programs; (4) banner and pop-up advertisements; and (5) email campaigns. Online advertising expense is generally recognized as incurred.  Included in "Accrued expenses and other current liabilities" on the Consolidated Balance Sheets are accrued online advertising liabilities of $99.6 million and $69.2 million at December 31, 2012 and 2011, respectively.

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

Personnel — Personnel expenses consist of compensation to the Company’s personnel, including salaries, bonuses, payroll taxes, employee health insurance and other benefits, and stock based compensation.  Included in "Accrued expenses and other current liabilities" on the Consolidated Balance Sheets are accrued compensation liabilities of $97.9 million and $65.7 million at December 31, 2012 and 2011, respectively.

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

Recent Accounting Pronouncements

On January 1, 2012, the Company adopted the amended accounting guidance issued by the Financial Accounting Standards Board ("FASB") concerning the presentation of comprehensive income. The new guidance requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The Company selected to present two consecutive statements. This amended guidance did not change the items that constitute net income or other comprehensive income, the timing of when other comprehensive income is reclassified to net income, or the earnings per share computation. In February 2013, the FASB issued new accounting guidance which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The new guidance requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified based on its source and is effective for public companies in interim and annual reporting periods beginning after December 13, 2012. The Company will comply with the new disclosure requirements beginning in the first quarter of 2013.

In September 2011, the FASB issued an accounting update, which amended the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If, based on the qualitative factors, it is more-likely-than not that the fair value of the reporting unit is less than its carrying value, then the unchanged two-step approach previously used would be required. The new accounting guidance did not change how goodwill is calculated, how goodwill is assigned to the reporting unit, or the requirements for testing goodwill annually or when events and circumstances warrant testing. The accounting update was effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted. In September 2012, the Company performed its annual quantitative goodwill impairment testing, and concluded that the estimated fair value for each reporting unit substantially exceeds its respective carrying value.

In May 2010, the FASB issued amended guidance on fair value to largely achieve common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. The new accounting guidance did not extend the use of fair value but rather provided guidance about how fair value should be determined. For U.S. GAAP, most of the changes were clarifications of existing guidance or wording changes to align with IFRS. The amended guidance expanded disclosure, particularly that relating to fair value measurements based on unobservable inputs, permitted fair value measurements for financial assets and liabilities on a net position if market or credit risks are managed on a net basis and other criteria are met, and allowed premiums and discounts only if a market participant would also include them in the fair value measurement. This accounting update was effective for public companies for interim or annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of this accounting guidance, effective with the three months ended March 31, 2012, did not impact the Company's consolidated financial statements or disclosure.

3.	STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

The Company has adopted the priceline.com Incorporated 1999 Omnibus Plan, as amended and restated effective June 4, 2008, (the "1999 Plan") as the stock compensation plan from which broad-based employee grants may be made.  As of December 31, 2012, there were 680,109 shares of common stock reserved for future issuance under our 1999 Plan.

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

Stock-based compensation included in personnel expenses in the Consolidated Statements of Operations was approximately $71.6 million, $65.7 million and $68.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Stock-based compensation for the years ended December 31, 2012, 2011 and 2010 includes charges amounting to $0.9 million, $10.3 million and $13.4 million, respectively, representing the cumulative impact of adjusting the estimated probable outcome at the end of the performance period for certain outstanding unvested performance share units.  Included in the stock-based compensation are approximately $1.8 million, $1.7 million, and $1.3 million for the years ended December 31, 2012, 2011, and 2010, respectively, for grants to non-employee directors.  The related tax benefit for stock-based compensation is $7.6 million, $8.1 million and $7.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table summarizes stock option activity during the year ended December 31, 2012:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)

Outstanding at December 31, 2011	197,238	$20.71	2.3 years	$88,166
Exercised	(126,237)	$21.26
Expired	—	$—
Outstanding at December 31, 2012	71,001	$19.73	1.3 years	$42,647

No stock options were granted during the years ended December 31, 2012, 2011 or 2010.  The intrinsic value of stock options exercised was approximately $75.2 million, $77.1 million and $74.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.  As of December 31, 2008, all stock options were fully vested and exercisable.

The following table summarizes the activity of unvested restricted stock units ("RSUs") and performance share units during the years ended December 31, 2010, 2011 and 2012:

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2009	1,488,854	$90.82

Granted	179,101	$236.66
Vested	(367,856)	$57.24
Performance Shares Adjustment	260,822	$182.16
Forfeited	(30,274)	$120.80
Unvested at December 31, 2010	1,530,647	$130.93

Granted	125,564	$469.29
Vested	(858,019)	$113.37
Performance Shares Adjustment	73,710	$496.34
Forfeited	(71,922)	$182.90
Unvested at December 31, 2011	799,980	$231.87

Granted	95,062	$643.12
Vested	(353,819)	$108.31
Performance Shares Adjustment	6,649	$532.26
Forfeited	(7,744)	$444.18
Unvested at December 31, 2012	540,128	$389.21

Restricted stock units and performance share units granted by the Company during the years ended December 31, 2012, 2011 and 2010 had an aggregate grant-date fair value of approximately $61.1 million, $58.9 million and $42.4 million, respectively.  Share-based awards that vested during the years ended December 31, 2012, 2011, and 2010 had grant date fair values of $38.3 million, $97.3 million and $21.1 million, respectively.

As of December 31, 2012, there is $84.8 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 1.3 years.

During the year ended December 31, 2012, stock based awards included grants of 60,365 performance share units to certain executives. The performance share units had a total grant date fair value of $39.0 million based upon the grant date fair value per share of $645.86. The performance share units are payable in shares of the Company's common stock upon vesting. Stock-based compensation for performance share units is recorded based on the estimated probable outcome if the Company, and with respect to certain grants, its Booking.com and Agoda.com businesses, achieve certain financial goals at the end of the performance period.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period which ends December 31, 2014, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances, or a change in control. At December 31, 2012, there were 59,204 unvested performance shares outstanding, net of actual forfeitures and vesting. As of December 31, 2012, the estimated number of probable shares to be issued is a total of 67,842 shares. If the maximum performance thresholds are met at the end of the performance period, a maximum of 118,408 shares could be issued. If the minimum performance thresholds are not met, 37,450 shares would be issued at the end of the performance period.

2011 Performance Share Units

During the year ended December 31, 2011, stock-based awards included grants of 77,144 performance share units with a grant date fair value of $35.9 million, based on a weighted average grant date fair value of $464.79 per share. The actual number of shares will be determined upon completion of the performance period which ends December 31, 2013.

At December 31, 2012, there were 74,390 unvested performance share units outstanding, net of actual forfeitures and vesting. As of December 31, 2012, the number of shares estimated to be issued at the end of the performance period is a total of 151,476 shares. If the maximum performance thresholds are met at the end of the performance period, a maximum of 159,000 total shares could be issued.

2010 Performance Share Units

During the year ended December 31, 2010, stock-based awards included grants of 110,430 performance share units with a grant date fair value of $26.0 million, based on a weighted average grant date fair value of $235.34 per share.  The actual number of shares will be determined upon completion of the performance period which ends December 31, 2012.

At December 31, 2012, there were 82,879 unvested performance share units outstanding, net of actual forfeitures and vesting, respectively.  As of December 31, 2012, the number of shares estimated to be issued at the end of the performance period is a total of 194,735 shares.  The maximum number of total shares that could be issued at the end of the performance period is 197,515 shares.

Other Stock-based Payments

In 2010, the Company granted 5,555 RSUs with a total grant date fair value of $1.6 million to an advertising partner.  Expense is amortized over the service period and is charged to offline advertising expense.

4.	INVESTMENTS

The following table summarizes, by major security type, the Company’s short-term investments as of December 31, 2012 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Foreign government securities	$1,886,822	$18	$(287)	$1,886,553
U.S. government securities	1,759,773	520	(1)	1,760,292
Total	$3,646,595	$538	$(288)	$3,646,845

As of December 31, 2012, foreign government securities included investments in debt securities issued by the governments of Germany, the Netherlands, and the United Kingdom.

The following table summarizes, by major security type, the Company’s short-term investments as of December 31, 2011 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Foreign government securities	$1,073,731	$588	$(133)	$1,074,186
U.S. government securities	922,997	353	(28)	923,322
U.S. agency securities	26,942	9	—	26,951
U.S. corporate notes	205	163	—	368
Total	$2,023,875	$1,113	$(161)	$2,024,827

There were no material realized gains or losses related to investments for the years ended December 31, 2012, 2011 and 2010.

5.	FAIR VALUE MEASUREMENTS

Financial assets carried at fair value as of December 31, 2012 are classified in the table below in the categories described below (in thousands):

	Level 1	Level 2	Level 3	Total
ASSETS:
Short-term investments:
Foreign government securities	$—	$1,886,553	$—	$1,886,553
U.S. government securities	—	1,760,292	—	1,760,292
Foreign exchange derivatives	—	1,038	—	1,038
Total assets at fair value	$—	$3,647,883	$—	$3,647,883

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Foreign exchange derivatives	$—	$63,151	$—	$63,151
Redeemable noncontrolling interests	—	—	160,287	160,287
Total liabilities at fair value	$—	$63,151	$160,287	$223,438

Financial assets and liabilities are carried at fair value as of December 31, 2011 are classified in the tables below in the categories described below (in thousands):

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

As of December 31, 2012 and 2011, the carrying value of the Company’s cash and cash equivalents approximated their fair value and consisted primarily of foreign and U.S. government securities and bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accrued expenses and deferred merchant bookings are carried at cost which also approximates their fair value because of the short-term nature of these items.  See Note 4 for information on the carrying value of investments and Note 11 for the estimated fair value of the Company’s Senior Convertible Notes.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations.  The Company limits these risks by following established risk management policies and procedures, including the use of derivatives.  See Note 2 for further information on our accounting policy for derivative financial instruments.

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international subsidiaries are translated from local currency into U.S. Dollars upon consolidation. The Company's derivative contracts principally address short-term foreign exchange fluctuations for the Euro and British Pound Sterling. As of December 31, 2012 and 2011, there were no outstanding derivative contracts. Foreign exchange gains of $0.7 million and $4.0 million for the years ended December 31, 2012 and 2011, respectively, were recorded in "Foreign currency transactions and other" in the Consolidated Statements of Operations.

Foreign exchange derivatives outstanding as of December 31, 2012 associated with foreign currency transaction risks resulted in a net asset of $0.3 million, with $0.8 million recorded in "Prepaid expenses and other current assets" and $0.5 million recorded in "Accrued expenses and other current liabilities on the Consolidated Balance Sheet.  Foreign exchange derivatives outstanding at December 31, 2011 associated with foreign exchange transaction risks resulted in a net liability of $0.8 million, with $1.1 million recorded in "Accrued expenses and other current liabilities" and $0.3 million recorded in "Prepaid and other current assets" in the Consolidated Balance Sheet. Foreign exchange gains of $0.8 million for the year ended December 31, 2012 compared to foreign exchange losses of $2.9 million for the year ended December 31, 2011 were recorded in "Foreign currency transactions and other" in the Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments for the year ended December 31, 2012 resulted in a net cash inflow of $1.9 million compared to a net cash outflow of $0.6 million for the year ended December 31, 2011 and are reported within "Net cash provided by operating activities" on the Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — As of December 31, 2012 and 2011, the Company had outstanding foreign currency forward contracts with a notional value of 1.5 billion Euros and 860 million Euros, respectively, to hedge a portion of its net investment in a foreign subsidiary.  These contracts are all short-term in nature.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The fair value of these derivatives at December 31, 2012 was a net liability of $62.4 million, with $62.6 million recorded in "Accrued expenses and other currents liabilities" and $0.2 million recorded in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2011 was an asset of $60.1 million and was recorded in "Prepaid expenses and other current assets" in the Consolidated Balance Sheet. A net cash inflow of $82.1 million for the year ended December 31, 2012, compared to a net cash outflow of $11.0 million for the year ended December 31, 2011, was reported within "Net cash used in investing activities" on the Consolidated Statements of Cash Flows.

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

	For the Year Ended December 31,
	2012	2011	2010
Balance, beginning of year	$6,103	$6,353	$5,023
Provision charged to expense	16,094	9,331	7,102
Charge-offs and adjustments	(11,977)	(9,449)	(5,554)
Currency translation adjustments	102	(132)	(218)
Balance, end of year	$10,322	$6,103	$6,353

The increase in the bad debt provision in 2012 as compared to 2011 was primarily due to higher accounts receivable as a result of increased sales.

7.	NET INCOME PER SHARE

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

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Weighted average number of basic common shares outstanding	49,840	49,654	47,955
Weighted average dilutive stock options, restricted stock units and performance share units	501	828	1,628
Assumed conversion of Convertible Senior Notes	985	729	1,405
Weighted average number of diluted common and common equivalent shares outstanding	51,326	51,211	50,988
Anti-dilutive potential common shares	2,202	1,453	2,487

Anti-dilutive potential common shares for the years ended December 31, 2012, 2011 and 2010 include approximately 2.0 million, 1.2 million shares and 1.9 million shares, respectively, that could be issued under the Company’s convertible debt if the Company experiences substantial increases in its common stock price.  Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the convertible notes.

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

The 2013 Notes were converted prior to maturity. Therefore, upon early conversion of the 2013 Notes, the Company delivered any related conversion premium in shares of stock or a combination of shares or cash. The Conversion Spread Hedges are separate transactions entered into by the Company and are not part of the terms of the 2013 Notes. The Conversion Spread Hedges did not immediately hedge against the associated dilution from early conversions of the 2013 Notes. Because of this timing difference, the number of shares, if any, that the Company receives from the Conversion Spread Hedges can differ materially from the number of shares that it delivered to the holders of the 2013 Notes upon their early conversion. The actual number of shares to be received will depend upon the Company's stock price on the date the Conversion Spread Hedges are exercisable, which coincides with the scheduled maturity of the 2013 Notes. The Conversion Spread Hedges are outstanding at December 31, 2012. However, since the beneficial impact of the Conversion Spread Hedges was anti-dilutive, it was excluded from the calculations of net income per share.

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

8.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2012 and 2011 consists of the following (in thousands):

	2012	2011	Estimated Useful Lives (years)
Computer equipment and software	$193,282	$146,926	2 to 5
Office equipment, furniture, fixtures & leasehold improvements	39,201	30,031	2 to 11
Total	232,483	176,957
Less: accumulated depreciation and amortization	(143,214)	(112,635)
Property and equipment, net	$89,269	$64,322

Fixed asset depreciation and amortization expense are approximately $32.8 million, $20.6 million and $16.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

9.	INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets consist of the following (in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$269,523	$(122,940)	$146,583	$260,288	$(97,114)	$163,174	10 - 13 years	12 years

Technology	23,329	(23,250)	79	22,982	(22,708)	274	3 years	3 years

Patents	1,638	(1,446)	192	1,638	(1,399)	239	15 years	15 years

Customer lists	20,500	(20,500)	—	19,923	(19,150)	773	2 years	2 years

Internet domain names	39,559	(3,817)	35,742	5,215	(625)	4,590	2 - 20 years	10 years

Trade names	53,817	(28,305)	25,512	52,272	(21,192)	31,080	5 - 20 years	11 years

Other	326	(321)	5	345	(324)	21	3 - 10 years	4 years
Total intangible assets	$408,692	$(200,579)	$208,113	$362,663	$(162,512)	$200,151

Intangible assets with determinable lives are amortized on a straight-line basis.  Intangible assets amortization expense is approximately $32.3 million, $33.2 million and $34.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The annual estimated amortization expense for intangible assets for the next five years and thereafter is expected to be as follows (in thousands):

2013	$33,801
2014	33,713
2015	30,880
2016	28,203
2017	24,359
Thereafter	57,157
$208,113

A substantial portion of the intangible assets relate to our Booking.com business.

A rollforward of goodwill for the years ended December 31, 2012 and 2011 consists of the following (in thousands):

	2012	2011
Balance, beginning of year	$504,784	$510,894
Acquisition	4,462	—
Currency translation adjustments	13,426	(6,110)
Balance, end of year	$522,672	$504,784

As of September 30, 2012, the Company performed its annual goodwill impairment testing using standard valuation techniques.  The estimated fair value of Booking.com, as well as the Company’s other reporting units, substantially exceeded their respective carrying values.  Since the annual impairment test, there have been no events or changes in circumstances to indicate a potential impairment.

10.	OTHER ASSETS

Other assets at December 31, 2012 and 2011 consist of the following (in thousands):

	2012	2011
Deferred debt issuance costs	$23,523	$10,560
Other	12,305	12,930
Total	$35,828	$23,490

Deferred debt issuance costs arose from (i) the $1.0 billion aggregate principal amount of 1.0% Convertible Senior Notes, due March 15, 2018, issued in March 2012; (ii) a $1.0 billion revolving credit facility in October 2011; and (iii) the Company’s issuance, in March 2010, of the $575.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2015 (the "2015 Notes").  Deferred debt issuance costs are being amortized using the effective interest rate method and the period of amortization was determined at inception of the related debt agreements based upon the stated maturity dates.

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

The revolving credit facility provides for the issuance of up to $100 million of letters of credit as well as borrowings of up to $50 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. dollars, Euros, Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of December 31, 2012 and 2011, there were no borrowings under the facility, and approximately $1.9 million of letters of credit were issued under the facility.

Convertible Debt

Convertible debt as of December 31, 2012 consists of the following (in thousands):

December 31, 2012	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due March 2015	$574,999	$(54,655)	$520,344
1.0% Convertible Senior Notes due March 2018	1,000,000	(118,004)	881,996
Outstanding convertible debt	$1,574,999	$(172,659)	$1,402,340

Convertible debt as of December 31, 2011 consisted of the following (in thousands):

December 31, 2011	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due March 2015	$575,000	$(77,360)	$497,640

Based upon the closing price of the Company’s common stock for the prescribed measurement periods during the three months ended December 31, 2012 and 2011, the contingent conversion threshold of the 2015 Notes was exceeded. Therefore, the 2015 Notes are convertible at the option of the holders. Accordingly, the Company reported the carrying value of the 2015 Notes as a current liability as of December 31, 2012 and 2011. Since these notes are convertible at the option of the holders and the principal amount is required to be paid in cash, the difference between the principal amount and the carrying value is reflected as convertible debt in the mezzanine section on the Company's Consolidated Balance Sheet. Therefore, with respect to the 2015 Notes, the Company reclassified $54.7 million and $77.4 million before tax from additional paid-in-capital to convertible debt in the mezzanine section on the Company's Consolidated Balance Sheet as of December 31, 2012 and 2011, respectively. The determination of whether or not the 2015 Notes are convertible must continue to be performed on a quarterly basis. Consequently, the 2015 Notes may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion threshold is not met in such quarters. The contingent consideration threshold on the 2018 Notes was not exceeded at December 31, 2012, and therefore that debt is reported as a non-current liability on the Consolidated Balance Sheet.

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

As of December 31, 2012 and 2011, the estimated market value of the outstanding senior notes was approximately $2.3 billion and $0.9 billion, respectively, and was considered a "Level 2" fair value measurement. Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company’s stock price at the end of the reporting period.  A substantial portion of the market value of the Company’s debt in excess of the outstanding principal amount relates to the conversion premium on the bonds.

Description of Senior Notes
     In March 2012, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due March 15, 2018, with an interest rate of 1.0% (the "2018 Notes"). The Company paid $20.9 million in debt issuance costs during the year ended December 31, 2012, related to this offering. The 2018 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of approximately $944.61 per share. The 2018 Notes are convertible, at the option of the holder, prior to March 15, 2018, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2018 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2018 Notes in aggregate value ranging from $0 to approximately $344 million depending upon the date of the transaction and the then current stock price of the Company. As of December 15, 2017, holders will have the right to convert all or any portion of the 2018 Notes. The 2018 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2018 Notes for cash in certain circumstances.  Interest on the 2018 Notes is payable on March 15 and September 15 of each year.

In March 2010, the Company issued in a private placement $575.0 million aggregate principal amount of Convertible Senior Notes due March 15, 2015, with an interest rate of 1.25% (the "2015 Notes").  The Company paid $13.3 million in debt issuance costs associated with the 2015 Notes for the year ended December 31, 2010.  The 2015 Notes are convertible, subject to certain conditions, into the Company’s common stock at a conversion price of approximately $303.06 per share.  The 2015 Notes are convertible, at the option of the holder, prior to March 15, 2015 upon the occurrence of specified events, including, but not limited to a change in control, or if the closing sales price of the Company’s common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company’s common stock is acquired on or prior to the maturity of the 2015 Notes in a transaction in which the consideration paid to holders of the Company’s common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2015 Notes in aggregate value ranging from $0 to approximately $132.7 million depending upon the date of the transaction and the then current stock price of the Company.  As of December 15, 2014, holders will have the right to convert all or any portion of the 2015 Notes.  The 2015 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2015 Notes for cash in certain circumstances.  Interest on the 2015 Notes is payable on March 15 and September 15 of each year.

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

Debt discount after tax of $69.1 million ($115.2 million before tax) net of financing costs associated with the equity component of convertible debt of $1.6 million after tax were recorded in additional paid-in capital related to the 2015 Notes in March 2010. The Company reclassified $54.7 million before tax and $77.4 million before tax out of additional paid-in-capital to the mezzanine section on the Company's Consolidated Balance Sheets at December 31, 2012 and 2011, respectively, because the 2015 Notes were convertible at the option of the holders. Debt discount after tax of $80.9 million ($135.2 million before tax) net of financing costs associated with the equity component of convertible debt of $2.8 million after tax were recorded in additional paid-in capital related to the 2018 Notes in March 2012.

For the years ended December 31, 2012, 2011 and 2010, the Company recognized interest expense of $59.4 million, $30.6 million and $27.6 million, respectively, related to convertible notes, comprised of $15.2 million, $7.2 million and $5.8 million, respectively, for the contractual coupon interest, $39.8 million, $21.4 million and $20.1 million, respectively, related to the amortization of debt discount and $4.4 million, $2.0 million and $1.7 million, respectively, related to the amortization of debt issuance costs.  In addition, unamortized debt issuance costs written off to interest expense related to debt conversions in 2010 was $1.4 million, while costs associated with 2012 and 2011 debt conversions were insignificant. The remaining period for amortization of debt discount and debt issuance costs is the stated maturity dates for the respective debt.  The effective interest rates for the years ended December 31, 2012, 2011, and 2010 are 4.8%, 6.3% and 6.7%, respectively.

In addition, if the Company’s convertible debt is redeemed or converted prior to maturity, a gain or loss on extinguishment will be recognized.  The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value.  To estimate the fair value at each conversion date, the Company used an applicable LIBOR rate plus an applicable credit default spread based upon the Company’s credit rating at the respective conversion dates.  In the year ended December 31, 2010, the Company recognized a loss of $11.3 million ($6.8 million after tax) in "Foreign currency transactions and other" in the Consolidated Statements of Operations.

12.	TREASURY STOCK

In the first quarter of 2012, the Company's Board of Directors authorized a one-time purchase of the Company's common stock up to $200 million concurrent with the issuance of the 2018 Notes. The Company repurchased 263,913 shares in the first quarter of 2012 for an aggregate cost of $166.2 million.

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

The Board of Directors has also given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  In the years ended December 31, 2012, 2011 and 2010, the Company repurchased 141,229, 358,517, and 94,572 shares at an aggregate cost of approximately $90.8 million, $163.2 million and $23.4 million, respectively, to satisfy employee withholding taxes related to stock-based compensation.

The Company may make additional repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company’s complete discretion.  The Company has a remaining authorization of $459.2 million to repurchase common stock.  As of December 31, 2012, there were approximately 8.2 million shares of the Company’s common stock held in treasury.

13.	NONCONTROLLING INTERESTS

On May 18, 2010, the Company, through its wholly-owned subsidiary, PIL, paid $108.5 million, net of cash acquired, to purchase a controlling interest of the outstanding equity of TravelJigsaw Holdings Limited (now known as rentalcars.com), a Manchester, U.K.-based international rental car reservation service.  Transaction costs of $1.9 million were expensed during the three months ended June 30, 2010.

Certain key members of rentalcars.com’s management team retained a noncontrolling ownership interest in rentalcars.com.  In addition, certain key members of the management team of Booking.com purchased a 3% ownership interest in rentalcars.com from PIL in June 2010 (together with rentalcars.com management’s investment, the "Redeemable Shares").  The holders of the Redeemable Shares will have the right to put their shares to PIL and PIL will have the right to call the shares in each case at a purchase price reflecting the fair value of the Redeemable Shares at the time of exercise.  Subject to certain exceptions, one-third of the Redeemable Shares will be subject to the put and call options in each of 2011, 2012 and 2013, respectively, during specified option exercise periods. In April 2012 and 2011, in connection with the exercise of call and put options, PIL purchased a portion of the shares underlying redeemable noncontrolling interests for an aggregate purchase price of approximately $61.1 million and $13.0 million, respectively. As a result of the April 2011 purchase, the redeemable noncontrolling interests in rentalcars.com were reduced from 24.4% to 19.0%. As a result of the April 2012 purchase, the redeemable noncontrolling interests in TravelJigsaw Holdings Limited were further reduced to 12.7%.

Redeemable noncontrolling interests are measured at fair value, both at the date of acquisition and subsequently at each reporting period.  The redeemable noncontrolling interests are reported on the Consolidated Balance Sheets in mezzanine equity in "Redeemable noncontrolling interests."

A reconciliation of redeemable noncontrolling interests for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010
Balance, beginning of period	$127,045	$45,751	$—
Fair value at acquisition	—	—	29,520
Net income attributable to noncontrolling interests	4,471	2,760	601
Fair value adjustments(1)	84,693	91,743	7,876
Sale of subsidiary shares(2)	—	—	4,311
Purchase of subsidiary shares at fair value(1)	(61,079)	(12,986)	—
Currency translation adjustments	5,157	(223)	3,443
Balance, end of period	$160,287	$127,045	$45,751
_____________________________
(1)        The fair value of the redeemable noncontrolling interests was determined by industry peer comparable analysis and a discounted cash flow valuation model.

(2)	The Company retained a controlling interest after the sale of the subsidiary shares in June 2010.

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below provides the balances for each classification of accumulated other comprehensive loss as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Foreign currency translation adjustments (1)	$(23,786)	$(88,312)
Net unrealized gain on investment securities (2)	110	730
Accumulated other comprehensive loss	$(23,676)	$(87,582)
 _____________________________
(1)          Includes net gains from fair value adjustments at December 31, 2012 and 2011 associated with net investment hedges of $23.8 million after tax ($38.7 million before tax) and $46.2 million after tax ($79.1 million before tax), respectively.  The remaining balance in currency translation adjustments excludes income taxes due to the Company’s practice and intention to reinvest the earnings of its foreign subsidiaries in those operations.
(2)          The unrealized gains before tax at December 31, 2012 and 2011 were $0.2 million and $1.0 million, respectively.

15.	INCOME TAXES

Foreign pre-tax income was $1,666.9 million, $1,222.9 million and $610.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Domestic pre-tax income was $95.0 million, $144.9 million, and $136.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The income tax expense (benefit) for the year ended December 31, 2012 is as follows (in thousands):

	Current	Deferred	Total
Foreign	$302,352	$(13,792)	$288,560
Federal	3,681	37,956	41,637
State	12,203	(4,568)	7,635
Total	$318,236	$19,596	$337,832

The income tax expense (benefit) for the year ended December 31, 2011 is as follows (in thousands):

	Current	Deferred	Total
Foreign	$251,542	$(7,411)	$244,131
Federal	2,699	53,547	56,246
State	9,675	(1,389)	8,286
Total	$263,916	$44,747	$308,663

The income tax expense (benefit) for the year ended December 31, 2010 is as follows (in thousands):

	Current	Deferred	Total
Foreign	$174,977	$(9,309)	$165,668
Federal	4,510	37,481	41,991
State	1,114	9,368	10,482
Total	$180,601	$37,540	$218,141

The Company has significant deferred tax assets, resulting principally from U.S. net operating loss carryforwards (“NOLs”). The amount of NOLs available for the Company's use is limited by Section 382 of the Internal Revenue Code ("IRC Section 382"). IRC Section 382 imposes limitations on the availability of a company’s NOLs after a more than 50% ownership change occurs.  It was determined that ownership changes, as defined in IRC Section 382, occurred in 2000 and

2002. The amount of the Company’s NOLs incurred prior to each ownership change is limited based on the value of the Company on the respective dates of ownership change.  Future ownership changes, if any, could give rise to further limitation under IRC Section 382.

At December 31, 2012, after considering the impact of IRC Section 382, the Company had approximately $1.2 billion of available NOL's for U.S. federal income tax purposes, comprised of $0.3 billion of NOLs generated from operating losses and approximately $0.9 billion of NOLs generated from equity-related transactions, including equity-based compensation and stock warrants. The NOLs mainly expire from December 31, 2019 to December 31, 2021.  The utilization of these NOLs is dependent upon the Company's ability to generate sufficient future taxable income in the United States. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors.

Following an audit by the Internal Revenue Service ("IRS") of the Company's 2009 and 2010 federal income tax returns, the Company reached an agreement with the IRS in June 2012 which covered all tax periods through December 31, 2010. As part of the IRS agreement, certain equity-related tax deductions were disallowed which reduced the cumulative amount of gross NOLs for federal tax purposes at December 31, 2011 from approximately $2.6 billion to approximately $1.6 billion before considering the IRC Section 382 limitation. Since IRC Section 382 limits the Company's remaining available federal NOLs to an amount less than $1.6 billion, the agreement with the IRS has no impact on the Company's available U.S. NOLs.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Deferred tax assets/(liabilities):
Net operating loss carryforward — U.S.	$365,268	$788,490
IRC 382 Disallowance	(121,252)	(498,249)
	244,016	290,241
Net operating loss carryforward — Foreign	19,638	20,437
Fixed assets	38	927
Investments	5,139	5,189
Accrued expenses	20,488	13,275
Stock-based compensation and other stock based payments	12,326	10,727
Other	15,881	8,884
Subtotal	317,526	349,680

Discount on convertible notes	(68,594)	(31,032)
Intangible assets and other	(47,053)	(48,753)
Less valuation allowance on deferred tax assets	(175,594)	(171,755)
Net deferred tax assets(1)	$26,285	$98,140

(1)   Includes current deferred tax liabilities of $0.8 million and $2.7 million as of December 31, 2012 and 2011, respectively, which are reported in "Accrued expenses and other current liabilities" on the Consolidated Balance Sheets.

The valuation allowance on deferred tax assets of $175.6 million at December 31, 2012 includes $150.1 million related to federal net operating loss carryforwards derived from equity transactions and $19.6 million related to foreign operations.  Additionally, since January 1, 2006, the Company has generated additional federal tax benefits of $176.5 million related to equity transactions that are not included in the deferred tax asset table above.  Pursuant to accounting guidance, these tax benefits related to equity deductions will be recognized by crediting paid in capital, if and when they are realized by reducing the Company’s current income tax liability.

It is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations.  Thus at December 31, 2012, no provision had been made for U.S. taxes on approximately $3.2 billion of foreign earnings.  Estimating the tax liability that would arise if these earnings were repatriated is not practicable at this time.

At December 31, 2012, the Company has approximately $349.2 million of state net operating loss carryforwards that expire mainly between 2020 and 2021, $84.5 million of foreign net operating loss carryforwards, of which $5.0 million expire between 2028 and 2030, and $2.7 million of foreign capital allowance carryforwards that do not expire.  At December 31, 2012, the Company also had approximately $1.3 million of U.S. research credit carryforwards that expire from December 31, 2019 to December 31, 2020 and are also subject to annual limitation.

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

In order to be eligible for Innovation Box Tax treatment, Booking.com must, among other things, apply for and obtain a research and development ("R&D") certificate from a Dutch governmental agency every six months confirming that the activities that Booking.com intends to be engaged in over the subsequent six month period are "innovative."  The R&D certificate is current but should Booking.com fail to secure such a certificate in any such period - for example, because the governmental agency does not view Booking.com’s new or anticipated activities as innovative - or should this agency determine that the activities contemplated to be performed in a prior period were not performed as contemplated or did not comply with the agency’s requirements, Booking.com may lose its certificate and, as a result, the Innovation Box Tax benefit may be reduced or eliminated.

Although Booking.com intends to apply for continued Innovation Box Tax treatment for future periods, Booking.com’s application may not be accepted, or the amount of qualifying earnings may be reduced or the applicable tax rate on qualifying earnings may be higher than the current rate at that time. In addition, the tax law may change in 2013 and/or future years resulting in a reduction or elimination of the tax benefit.

The effective income tax rate of the Company is different from the amount computed using the expected U.S. statutory federal rate of 35% as a result of the following items (in thousands):

	2012	2011	2010
Income tax expense at federal statutory rate	$616,654	$478,728	$261,199
Adjustment due to:
State taxes	5,296	5,168	6,762
Foreign rate differential	(175,932)	(125,824)	(58,927)
Innovation Box Tax benefit	(118,916)	(48,101)	(11,645)
Other	10,730	(1,308)	20,752
Income tax expense	$337,832	$308,663	$218,141

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

The following is a reconciliation of the total amount of unrecognized tax benefits (in thousands):

	2012	2011	2010
Unrecognized tax benefit — January 1	$3,192	$13,386	$741
Gross increases — tax positions in current period	4,423	1,455	12,645
Gross increases — tax positions in prior period	343	876	—
Gross decreases — tax positions in prior period	(615)	(12,525)	—
Unrecognized tax benefit — December 31	$7,343	$3,192	$13,386

The unrecognized tax benefits are included in "Other long-term liabilities" on the Consolidated Balance Sheets for the years ended December 31, 2012 and 2011. Following the conclusion of an audit, the Company reversed approximately $12.5 million in the three months ended June 30, 2011 for unrecognized tax benefits attributable to tax positions taken in 2010. The Company does not expect further significant changes in the amount of unrecognized tax benefits during the next twelve months.

The Company’s Netherlands, U.S. federal and Connecticut, and U.K. income tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities as prescribed by applicable statute.  The statute of limitations remains open for the Company's Netherlands returns from 2007 and forward; for the Connecticut returns from 2009 and forward, and for the U.K. returns from 2008 and forward. Although the IRS has concluded its audit of the Company's 2009 and 2010 tax years, the statute of limitations remains open for the Company's U.S. federal returns from 2009 and forward. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute.

16.	COMMITMENTS AND CONTINGENCIES

Litigation Related to Hotel Occupancy and Other Related Taxes

The Company and certain third-party defendant online travel companies ("OTCs") are currently involved in approximately forty lawsuits, including certified and putative class actions, brought by or against states, cities and counties over issues involving the payment of hotel occupancy and other related taxes (e.g., state and local sales tax and general excise tax) and the Company’s merchant hotel business.  The Company’s subsidiaries Lowestfare.com LLC and Travelweb LLC are named in some but not all of these cases.  Generally, each complaint alleges, among other things, that the defendants violated each jurisdiction’s respective hotel occupancy tax ordinance with respect to the charges and remittance of amounts to cover taxes under each law.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys’ fees and other relief.  The Company is also involved in one consumer lawsuit relating to, among other things, the payment of hotel occupancy taxes and service fees.  In addition, approximately seventy municipalities or counties, and at least twelve states, have initiated audit proceedings (including proceedings initiated by more than forty municipalities in California), issued proposed tax assessments or started inquiries relating to the payment of hotel occupancy and other related taxes.  Additional state and local jurisdictions are likely to assert that the Company is subject to, among other things, hotel occupancy and other related taxes and could seek to collect such taxes, retroactively and/or prospectively.

With respect to the principal claims in these matters, the Company believes that the laws at issue do not apply to the service it provides, namely the facilitation of reservations, and, therefore, that it does not owe the taxes that are claimed to be owed.  Rather, the Company believes that the laws at issue generally impose hotel occupancy and other related taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations.  In addition, in many of these matters, the taxing jurisdictions have asserted claims for "conversion" - essentially, that the Company has collected a tax and wrongfully "pocketed" those tax dollars — a claim that the Company believes is without basis and has vigorously contested.  The taxing jurisdictions that are currently involved in litigation and other proceedings with the Company, and that may be involved in future proceedings, have asserted contrary positions and will likely continue to do so.

From time to time, the Company has found it expedient to settle, and may in the future agree to settle, claims pending in these matters without conceding that the claims at issue are meritorious or that the claimed taxes are in fact due to be paid.

In connection with some of these tax audits and assessments, the Company may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the laws in judicial proceedings.  This requirement is commonly referred to as "pay to play" or "pay first."  The Company has successfully argued against a "pay first" requirement asserted in one California proceeding, but had to pay first in two California cities. For example, the City of San Francisco assessed the Company approximately $3.4 million (an amount that includes interest and penalties) relating to hotel occupancy taxes, which the Company paid in July 2009, and issued a second assessment totaling approximately $2.7 million, which the Company paid in January 2013.  Payment of these amounts, if any, is not an admission that the Company believes it is subject to such taxes and, even if such payments are made, the Company intends to continue to assert its position vigorously that it should not be subject to such taxes.  In the San Francisco action, for example, the court ruled on February 6, 2013, that the Company and OTCs do not owe transient accommodations tax to the City and ordered the City to refund the pay first amounts paid in July 2009; the Company will also seek a refund of the amounts paid first in January 2013. It is possible the City may take the position that it need not refund the pay first amount until after it has exhausted all appeals.

 In January 2013, the Tax Appeal Court for the State of Hawaii held that the Company and other OTCs are not liable for the State's transient accommodations tax, but held that the OTCs, including the Company, are liable for the State's general excise tax on the full amount the OTC collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel. As a result, the Company increased its accrual for hotel occupancy and other related taxes, with a corresponding charge to cost of revenues, by approximately $16.5 million (including estimated interest and penalties) in December 2012. Further, the Company may be required to pay that amount prior to appealing the Tax Appeal Court's decision. The Company intends to appeal this decision.

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  For example, in September 2012, the Superior Court in the District of Columbia granted a summary judgment in favor of the city and against OTCs ruling that tax is due on the OTC's margin and service fee. As a result, the Company increased its accrual for hotel occupancy and other related taxes, with a corresponding charge to cost of revenues, by approximately $4.8 million (including interest). In addition, in October 2009, a jury in a San Antonio class action found that the Company and the other OTCs that are defendants in the lawsuit “control” hotels for purposes of the local hotel occupancy tax ordinances at issue and are, therefore, subject to the requirements of those ordinances. On July 1, 2011, the San Antonio court issued findings of fact and conclusions of law in connection with the case. In addition to ruling that hotel tax was due from defendants on the markup and service fee, the court held defendants liable for penalties and interest per the terms of each city's applicable ordinance, but capped penalties at fifteen percent (15%) of the total amount of unpaid taxes at the time of entry of judgment; ordinances without a penalty provision are assessed a fifteen percent (15%) penalty under the Texas Tax Code. The Company expects a judgment to be entered by the court. The Company intends to vigorously pursue an appeal of the judgment on legal and factual grounds.

An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries. In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs. There have been, and will continue to be, substantial ongoing costs, which may include "pay first" payments, associated with defending the Company's position in pending and any future cases or proceedings. An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on the Company's business and could be material to the Company's results of operations or cash flow in any given operating period.

To the extent that any tax authority succeeds in asserting that the Company has a tax collection responsibility, or the Company determines that it has such a responsibility, with respect to future transactions, the Company may collect any such additional tax obligation from its customers, which would have the effect of increasing the cost of hotel reservations to its customers and, consequently, could make the Company’s hotel reservation service less competitive (i.e., versus the websites of other OTCs or hotel company websites) and reduce hotel reservation transactions; alternatively, the Company could choose to reduce the compensation for its services on merchant hotel transactions.  Either action could have a material adverse effect on the Company’s business and results of operations.

The Company estimates that, since its inception through December 31, 2012, it has earned aggregate gross profit, including fees, from its entire U.S. merchant hotel business (which includes, among other things, the differential between the price paid by a customer for the Company’s service and the cost of the underlying room) of approximately $1.6 billion.  This gross profit was earned in over a thousand taxing jurisdictions that the Company believes have aggregate tax rates (which may include hotel occupancy taxes and state and local taxes, among other taxes) associated with a typical transaction between a consumer and a hotel that generally range from approximately 6% to approximately 18%, depending on the jurisdiction. In many of the judicial and other proceedings initiated to date, the taxing jurisdictions seek not only historical taxes that are claimed to be owed on the Company's gross profit, but also, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  Therefore, any liability associated with hotel occupancy tax matters is not constrained to the Company's liability for tax owed on its historical gross profit, but may also include, among other things, penalties, interest and attorneys' fees.  To date, the majority of the taxing jurisdictions in which the Company facilitates hotel reservations have not asserted that taxes are due and payable on the Company's U.S. merchant hotel business.  With respect to taxing jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from the Company only on a prospective basis.

Reserve for Hotel Occupancy and Other Related Taxes

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established an accrual for the potential resolution of issues related to hotel occupancy and other related taxes in the amount of approximately $56 million as of December 31, 2012 compared to approximately $33 million as of December 31, 2011 (which includes, among other things, amounts related to the litigation in the State of Hawaii, District of Columbia, and San Antonio).  The accrual is based on the Company’s estimate of the probable cost of resolving these issues. The Company's legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

Developments in and after the Year Ended December 31, 2012

In the year ended December 31, 2012, six new actions commenced.  State of Mississippi v. Priceline.com, Inc., et al., (Hinds County Chancery Court) (filed January 2012) is an action brought by the Attorney General of Mississippi on behalf of the State and its local government asserting violation of the state's hotel occupancy tax and also asserts claims under Mississippi's consumer protection statute. The Company intends to vigorously defend these claims. In Expedia Inc. et al v. City of Portland (Circuit Court of the State of Oregon for the County of Multnomah) (filed February 17, 2012), the Company and other OTCs filed a declaratory action seeking a declaration that the plaintiffs are not subject to local occupancy tax after the City of Portland and Multnomah County issued audit notices to the Company and other OTCs. In Expedia, Inc., et al. v. City and County of Denver, et al. (District Court for Denver) (filed March 2012), the Company and other OTCs are seeking review of the administrative hearing officer's decision. In priceline.com Incorporated, et al. v. Osceola County, et al. (2d Judicial Cir. Ct. for Leon County, Florida) (filed July 2, 2012), the Company filed an action challenging a second assessment issued by the County, which covers the time period October 1, 2009 through September 30, 2011. That action was consolidated with the earlier action challenging the County's first assessment. In August 2012, Kalamazoo County, Michigan filed a lawsuit, County of Kalamazoo, Michigan v. Hotels.com L.P., et al. (Circuit Court for the County of Kalamazoo) (filed August 15, 2012), claiming violation of the County's hotel occupancy tax and also asserts claims under Michigan common law. The Company intends to vigorously defend these claims.

Also in July 2012, the Company filed appeals in court of a second round of assessments issued by the Hawaii Department of Taxation for transient accommodations tax as well as Hawaii general excise tax.  The assessments at issue in those appeals, In the Matter of the Appeal of priceline.com Incorporated (and related actions brought by Travelweb LLC and Lowestfare.com LLC) (Tax Appeal Court of the State of Hawaii) (filed July 3, 2012), cover the time period January 1, 2000 through December 31, 2011 and overlap with, and adjust, the previously issued assessments which are already on appeal.  The new appeals were consolidated with the assessment appeals already pending in the Hawaii Tax Appeal Court.  On October 22, 2012, the court granted the OTCs' motions for partial summary judgment relating to the transient accommodations tax assessments, holding that the assessments were improper as a matter of law.  On January 11, 2013, the court orally denied the OTCs' motion for partial summary judgment relating to the general excise tax, holding that the Company and the other OTCs are liable for that tax on the full amount the OTC collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel.  The OTCs have filed a motion to reconsider that oral ruling.

There were decisions on dispositive motions in several of the pending matters, as well as decisions on appeal. In City of Portland and Multnomah County, defendant City of Portland filed a motion to dismiss on March 30, 2012, asserting that the OTCs were required to exhaust administrative remedies and that, therefore, the court lacked jurisdiction. On June 15, 2012, the court denied that motion, ruling that it had jurisdiction to hear plaintiff OTCs' claims for declaratory relief. At a hearing on November 30, 2012, also in that case, the Court granted the OTC defendants' motion to dismiss the City's and County's common law counterclaims. On April 19, 2012, in Leon County, et al. v. Expedia, Inc., et al. (2d Judicial Cir. Ct. for Leon County, Florida; filed in November 2009), the Florida Second Judicial Circuit Court orally denied the Counties' motion for summary judgment and granted a motion for summary judgment in favor of the defendants. On May 8, 2012, the court in that case entered an order denying the Counties' motion for summary judgment and granting a motion for summary judgment in favor of the defendants, dismissing the action. The Counties filed a notice of appeal to the Florida First District Court of Appeal on May 10, 2012. On September 19, 2012, in a second matter encaptioned Leon County v. Expedia, Inc., et al. (Second Judicial Circuit Court for Leon County, Florida; filed in December 2009) the court granted summary judgment for the defendants, finding that the plaintiff lacked standing to enforce the transient rentals tax and discretionary sales surtax. Plaintiff filed a notice of appeal to the Florida First District Court of Appeal appealing the trial court's summary judgment order in October 2012.

In City of Goodlettsville, Tennessee, et al. v. priceline.com Incorporated, et al. (U.S. District Court for the Middle District of Tennessee; filed in June 2008), a certified class action on behalf of Tennessee cities and counties, the court granted summary judgment in favor of defendants on February 21, 2012. On April 13, 2012, in City of Birmingham, Alabama, et al. v. Orbitz, Inc., et al. (Circuit Court of Jefferson County, Alabama; filed in December 2009), the Alabama Supreme Court affirmed summary judgment in favor of the defendants on claims by several Alabama cities. On February 17, 2012, in City of Bowling Green, Kentucky v. Hotels.com LP et al. (Warren Cir. Ct., Kentucky, Div. 1; filed in March 2009); (Commonwealth of Kentucky Court of Appeals; appeal filed in April 2010), the Kentucky Supreme Court declined to hear Bowling Green's appeal. Therefore, the Court of Appeal's ruling affirming the lower court's dismissal of the case stands as the final determination of the matter. In City of Branson, Missouri v. Hotels.com, LP., et al. (Circuit Court of Greene County, Missouri; filed in December 2006), the trial court granted defendants' motion to dismiss on January 31, 2012. The Missouri Court of Appeals, Northern Division, affirmed the judgment of the trial court on January 23, 2013. On February 7, 2013, the city moved for rehearing and transfer.

On May 1, 2012 in City of Atlanta, Georgia v. Hotels.com L.P., et al. (Superior Court of Fulton County, Georgia; filed in March 2006) the court denied defendants' motion for reconsideration of its decision to allow Atlanta to file an amended complaint. On May 15, 2012, certain defendants, including the Company, filed a petition for writs of mandamus and prohibition before the Georgia Supreme Court requesting that it halt the proceeding before the trial court on the grounds that the matter was finally concluded. On September 10, 2012, the Georgia Supreme Court dismissed the petition for writs of mandamus and prohibition on the grounds that the proceedings should have initially been brought in the Superior Court. On September 21, 2012 the Company and certain defendants filed the petition in the Superior Court, which was denied on November 29, 2012. Petitioners filed notices of appeal of the Superior Court's decision to the Georgia Supreme Court on December 7, 2012. The Defendants filed motions for summary judgment before the trial court on December 28, 2012.

On June 5, 2012 in City of Rome, Georgia, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Georgia; filed in November 2005), a certified class action on behalf of Georgia cities and counties, the court granted the parties' motion for approval of the partial class settlement agreement providing that the OTC defendants would pay hotel occupancy taxes from May 16, 2011 going forward. May 16, 2011 is the date of the Georgia Supreme Court's decision in the City of Atlanta appeal requiring payment of hotel occupancy taxes on a prospective basis in that case. On July 8, 2012 the court entered summary judgment against all of plaintiffs' claims for past damages. The court found that the defendants were not operators and thus, that no back taxes were owed. On September 4, 2012, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit appealing the trial court's order.

On June 8, 2012 in Town of Breckenridge v. Colorado Travel Company, LLC, et al. (District Court for Summit County, Colorado; filed in July 2011), the court granted in part and denied in part the defendants' motion to dismiss the class action complaint. Specifically, the court dismissed without prejudice the claims relating to the sales tax but allowed all remaining claims under the accommodations tax and common law to proceed. Also in that case, on December 12, 2012, plaintiff filed a motion for class certification. Defendants are opposing that motion.

On July 13, 2012, the court in Orbitz, LLC, et al. v. Broward County, Florida, et al. (2d Judicial Cir. Ct. for Leon County, Florida; filed in January 2009) granted the OTCs' motions for summary judgment and denied the County's motion for summary judgment thereby dismissing the action. On January 9, 2013, the trial court denied the County's motion for rehearing on the summary judgment ruling. The County filed a notice of appeal to the Florida First District Court on February 5, 2013.
On July 31, 2012, in The Village of Rosemont, Illinois v. Priceline.com Inc., et al. (U.S. District Court for the Northern District of Illinois; filed in 2009), the court granted in part, and denied in part, the parties' cross motions for summary judgment related to damages. Specifically, the court held that a six year statute of limitations (subject to a discovery rule), simple interest and a 25% penalty cap would apply for damages. The court previously had granted plaintiff's motion for summary judgment and denied defendants' motion for summary judgment on October 14, 2011. On October 12, 2012, pursuant to a stipulation on damages, among the parties, the Court entered a judgment in favor of the plaintiff. The Company appealed that judgment in the United States Court of Appeals for the Seventh Circuit on November 6, 2012.

On August 27, 2012 in City of San Antonio, Texas v. Hotels.com, L.P., et al. (U.S. District Court for the Western District of Texas; filed in May 2006), the court granted plaintiffs' motion to clarify its findings of fact and conclusions of law (issued July 1, 2011) to require the collection of hotel tax on the OTCs' separately stated service fee from the date of its findings going forward. The court's original findings had denied plaintiffs recovery for such amounts because the damage calculations for tax on the service fee had not been presented to the jury at trial. The court's amended findings make clear that such amounts will be due from July 1, 2011 forward. Also in that case, on January 16, 2013 the court denied defendants' motion to amend its findings of fact and conclusion of law to enter judgment against plaintiffs and in favor of the OTC defendants based on the state appellate court decision in City of Houston, Texas v. Hotels.com, LP., et al. (District Court of Harris County, Texas; filed in March 2007). In City of Houston, on October 26, 2012, the Texas Supreme Court denied appellants' petition for writ of error after ordering full briefing by the parties. The Texas Supreme Court did not disturb the intermediate court's affirmance of the trial court's grant of summary judgment, which rested on the conclusion that the tax provisions at issue applied only to amounts paid to a hotel. In the City of San Antonio matter, on January 17, 2013, the court denied plaintiffs' motion to amend its findings of fact and conclusions of law regarding the calculation of penalties. The court rejected plaintiffs' request to remove its limitation that penalties shall not exceed 15% of the total amount of unpaid taxes due at the time of judgment.

On September 10, 2012 in City of Findlay, Ohio v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Ohio; filed in October 2005); (U.S. Court of Appeals for the Sixth Circuit; appeal filed in December 2010); and City of Columbus, Ohio, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Southern District of Ohio; filed in August 2006); (U.S. District Court for the Northern District of Ohio; filed in July 2007) (U.S. Court of Appeals for the Sixth Circuit; appeal filed in December 2010), the U.S. Court of Appeals for the Sixth Circuit affirmed the trial court's orders dismissing plaintiffs' ordinance based claims, entering summary judgment against plaintiffs' claim that defendants collected but failed to remit hotel tax, and denying plaintiffs' request to certify questions to the Ohio Supreme Court.

On September 24, 2012, in District of Columbia v. Expedia, Inc., et al. (Superior Court of the District of Columbia; filed in March 2011), the court granted the city's motion for summary judgment, finding the OTCs are required to collect and remit sales tax on their margin. The court denied plaintiffs' motion for summary judgment for imposition of negligence and failure to file penalties. A trial will be set to determine if such penalties should be imposed. As a result, the Company increased its accrual for hotel occupancy and other related taxes, with a corresponding charge to cost of revenues, by approximately $4.8 million (including interest) in September 2012.
On December 19, 2012 in Wake County v. Hotels.com, LP, et al.; Dare County v. Hotels.com, LP, et al and Buncombe County v. Hotels.com, LP, et al, Mecklenburg County v. Hotels.com, LP. et al., (North Carolina, Superior Court, General Court of Justice; filed in 2006 and 2007), the trial court denied the Counties' motion for summary judgment and granted a motion for summary judgment in favor of the defendants. The trial court entered final judgment on December 27, 2012. The Counties appealed that judgment on January 16 and 17, 2013.
On January 23, 2013, the California Supreme Court denied petitions for review filed by the cities of Anaheim and Santa Monica. Those cities had sought review of appellate court decisions holding the Company and other OTCs are not liable for transient occupancy taxes. The Supreme Court's denial of the petitions marks the end of the cases captioned Priceline.com Inc., et al. v. City of Anaheim, California, et al. (California Superior Court, County of Orange; filed in February 2009), and City of Santa Monica v. Expedia, Inc., et al. (California Superior Court, Los Angeles County; filed in June 2010). On January 31, 2013, the City of Santa Monica refunded to the Company the amounts the Company had "paid first" in order to appeal the city's assessments.
On February 6, 2013, the Los Angeles Superior Court in Priceline.com, Inc., et al. v. City of San Francisco, California, et al. (California Superior Court, County of Los Angeles; filed in June 2009) granted summary judgment in favor of the Company and other OTCs, holding OTCs are not liable to the City of San Francisco for transient occupancy taxes. The court also granted the OTCs' claim for a refund of the pay first amounts the OTCs paid to the city in July 2009. The Company expects the city to appeal.
The Company resolved a matter by agreement, Baltimore County, Maryland v. Priceline.com, Inc., et al. (U.S. District Court for the District of Maryland; filed in May 2010) and the case was dismissed against the Company on January 7, 2013.

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

•
City of San Diego, California v. Hotels.com L.P., et al. (California Superior Court, San Diego County; filed in September 2006) (Superior Court of California, Los Angeles County; filed in July 2006) (California Court of Appeal; appeal filed in August 2012)

•
City of Atlanta, Georgia v. Hotels.com L.P., et al. (Superior Court of Fulton County, Georgia; filed in March 2006); (Court of Appeals of the State of Georgia; appeal filed in January 2007); (Georgia Supreme Court; further appeal filed in December 2007; petition for writs of mandamus and prohibition filed in December 2012)

•
Wake County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Wake County, North Carolina; filed in November 2006); (Court of Appeals of North Carolina; appeal filed in January 2013); Dare County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Dare County, North Carolina; filed in January 2007); (Court of Appeals of North Carolina; appeal filed in January 2013); Buncombe County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Buncombe County, North Carolina; filed in February 2007); (Court of Appeals of North Carolina; appeal filed in January 2013); Mecklenburg County, North Carolina v. Hotels.com LP, et al. (General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina; filed in January 2008); (Court of Appeals of North Carolina; appeal filed in January 2013)

•	City of Branson, Missouri v. Hotels.com, LP., et al. (Circuit Court of Greene County, Missouri; filed in December 2006); (Missouri Court of Appeals; appeal filed February 2012)

•
City of Houston, Texas v. Hotels.com, LP., et al. (District Court of Harris County, Texas; filed in March 2007); (Texas 14th Court of Appeals; appeal filed in April 2010); (Texas Supreme Court; petition for writ of error denied on October 26, 2012)

•
The Village of Rosemont, Illinois v. Priceline.com, Inc., et al. (U.S. District Court for the Northern District of Illinois; filed in July 2009); (US. Court of Appeals for the Seventh Circuit; appeal filed in November 2012)

•
Leon County, et al. v. Expedia, Inc., et al. (Second Judicial Circuit Court for Leon County, Florida; filed November 2009); (Florida First District Court of Appeal; filed in May 2012); Leon County v. Expedia, Inc. et al. (Second Judicial Circuit Court for Leon County, Florida; filed in December 2009); (Florida First District Court of Appeal; filed in October 2012)

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

Judicial Actions Relating to Assessments Issued by Individual Cities, Counties and States

The Company may seek judicial review of assessments issued by an individual city or county. Currently pending actions seeking such a review include:

•
Priceline.com, Inc., et al. v. Broward County, Florida (Circuit Court - Second Judicial Circuit, Leon County, Florida; filed in January 2009); (Florida First District Court of Appeal; filed in February 2013)

•	Priceline.com, Inc. v. Indiana Department of State Revenue (Indiana Tax Court; filed in March 2009)

•	Priceline.com, Inc., et al. v. City of San Francisco, California, et al. (California Superior Court, County of Los Angeles; filed in June 2009)

•	Priceline.com, Inc. v. Miami-Dade County, Florida, et al. (Eleventh Judicial Circuit Court for Miami Dade, County, Florida; filed in December 2009)

•	Priceline.com Incorporated, et al. v. Osceola County, Florida, et al. (Circuit Court of the Second Judicial Circuit, in and For Leon County, Florida; filed in January 2011)

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

Consumer Class Actions

•
In Chiste, et al. v. priceline.com Inc., et al. (United States District Court for the Southern District of New York; filed in December 2008) the court granted the Company's motion to dismiss all claims against it except the breach of fiduciary claim, which the court ordered transferred to Illinois. On July 11, 2011, the case was transferred to the United States District Court for the Northern District of Illinois for resolution of the remaining claim, which was consolidated under Peluso v. Orbitz.com, et al., 11 Civ. 4407 on July 14, 2011. On July 13, 2011, plaintiffs filed notices of appeal of the court's orders in the Southern District of New York. On July 26, 2011, the court granted plaintiff's motion to voluntarily dismiss the claim against the Company in the Northern District of Illinois. The consolidated action, however, remains pending.

Administrative Proceedings and Other Possible Actions

At various times, the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to the Company's charges and remittance of amounts to cover state and local hotel occupancy and other related taxes.  Among others, the City of Phoenix, Arizona (on behalf of itself and 12 other Arizona cities); the City of Paradise Valley, Arizona; the City of Greenwood Village, Colorado; City of Littleton, Colorado; City of Golden, Colorado; City and County of Broomfield, Colorado; City of Colorado Springs, Colorado; City of Breckenridge, Colorado; City of Durango, Colorado; City of Grand Junction, Colorado; City of Greeley, Colorado; City of Lafayette, Colorado; City of Silverthorne, Colorado; City of Loveland, Colorado; City of Glendale, Colorado; City of Glenwood Springs, Colorado; City of Lakewood,

Colorado; Arlington, Texas; Lake County, Indiana; Saratoga County, New York and state tax officials from Arkansas, Colorado, Kentucky, Louisiana, Maryland, Michigan, Ohio, Pennsylvania, Texas, West Virginia, Wisconsin, and Wyoming have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local hotel occupancy or other taxes.  Between 2008 and 2010, the Company received audit notices from more than forty cities in the state of California.  The audit proceedings in those cities have not yet been active but are not yet concluded.  In June 2012, the City and County of San Francisco issued a second set of assessments to the Company, covering the period from the fourth quarter of 2008 through the fourth quarter of 2011. The Company administratively appealed those assessments, and the appeal was denied. At the conclusion of the administrative process, the Company paid the assessed amounts of approximately $2.7 million in January 2013 in order to be able to challenge the assessment in court. The Company intends to file a claim for refund. The Company has also been contacted for audit by five counties in the state of Utah, fifteen cities and counties in the state of Colorado, and by the City of St. Louis, Missouri

OFT Inquiry

In July 2012, the Office of Fair Trading (the "OFT"), the competition authority in the United Kingdom, issued a "Statement of Objections" ("SO") to Booking.com, which sets out its preliminary views on why it believes Booking.com and others in the hotel online booking sector have allegedly breached E.U. and U.K. competition law. The SO alleges, among other things, that there are agreements or concerted practices between hotels and Booking.com and at least one other OTC that restrict Booking.com's (and the other travel company's) ability to discount hotel room reservations, which the OFT alleges is a form of resale price maintenance.

The Company disputes the allegations in the SO and intends to contest them vigorously. Booking.com runs an agency model hotel reservation platform in which hotels have complete discretion and control over setting the prices that appear on the Booking.com website. Booking.com is a facilitator of hotel room reservations; it does not take possession of or title to hotel rooms and is not a reseller of hotel rooms. Because Booking.com plays no role in price setting, does not control hotel pricing and does not resell hotel rooms, it does not believe that it engages in the conduct alleged in the SO. The Company will have the right to respond to the allegations in the SO in writing and orally (which it expects to do in the first half of 2013). If the OFT chooses to maintain its objections after hearing Booking.com's responses, the OFT will issue a "Decision" which will state its case against Booking.com and others under investigation. The Company expects that a final infringement Decision, if any, will be issued at the earliest in the second half of 2013. The Company will have the opportunity to challenge an adverse Decision by the OFT in the U.K. courts.

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

Lawsuits Alleging Antitrust Violations

On August 20, 2012, one complaint was filed on behalf of a putative class of persons who purchased hotel room reservations from certain hotels (the “Hotel Defendants”) through certain OTCs, including the Company.  The initial complaint, Turik v. Expedia, Inc., Case No. 12-cv-4365, filed in the U.S. District Court for the Northern District of California, alleges that the Hotel Defendants and the OTC defendants violated federal and state laws by entering into a conspiracy to enforce a minimum resale price maintenance scheme pursuant to which putative class members paid inflated prices for hotel room reservations that they purchased through the OTC defendants.  Thirty-one other complaints containing similar allegations have been filed in a number of federal jurisdictions across the country and one of them in Minnesota state court (which was then removed to federal court, the “Mooney Action”).  Plaintiffs in these actions seek treble damages and injunctive relief.

The Judicial Panel on Multidistrict Litigation (“JPML”) heard arguments on a motion for consolidation and transfer of pretrial proceedings under 28 U.S.C. § 1407 on November 29, 2012.  Pursuant to JPML orders, thirty of the cases have now been consolidated before Judge Boyle in the U.S. District Court for the Northern District of Texas.  On January 29, 2013, plaintiff in the Mooney Action filed a voluntary notice of dismissal with prejudice. The case was dismissed with prejudice on January 31, 2013.

The Company intends to defend vigorously against the claims in all of the proceedings described in this Note 16.  The

Company has accrued for certain legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated.  Except as disclosed, such amounts accrued are not material to the Company's consolidated balance sheets and provisions recorded have not been material to the Company's consolidated results of operations or cash flows.  The Company is unable to estimate a reasonably possible range of loss.

From time to time, the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third party intellectual property rights.  Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, divert management's attention from the Company's business objectives and adversely affect the Company's business, results of operations, financial condition and cash flows.

Employment Contracts

The Company has employment agreements with certain members of senior management that provide for cash severance payments of up to approximately $25 million, accelerated vesting of equity instruments, including without limitation, restricted stock, restricted stock units and performance share units upon, among other things, death or termination without "cause" or "good reason," as those terms are defined in the agreements, and a gross-up for the payment of "golden parachute" excise taxes.  In addition, certain of the agreements provide for the extension of health and insurance benefits after termination for periods up to three years.

Operating Leases

The Company leases certain facilities and equipment through operating leases.  Rental expense for leased office space was approximately $30.9 million, $17.7 million and $10.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The Company’s executive, administrative and U.S. operating offices and network operations center are located in approximately 70,000 square feet of leased office space located in Norwalk, Connecticut.  The Company also leases approximately 49,000 square feet of office space in Grand Rapids, Michigan.  Booking.com Limited leases approximately 32,000 square feet of office space in Cambridge, England.  Booking.com B.V. leases approximately 596,000 square feet of office space in Amsterdam, Netherlands and in 43 other countries in support of its international operations.  Agoda leases approximately 102,000 square feet of office space in Bangkok, Thailand and in 22 other countries in support of its international operations.  Rentalcars.com leases approximately 29,000 square feet of office space in Manchester, England. Minimum payments for operating leases for office space, data centers and equipment having initial or remaining non-cancellable terms in excess of one year have been translated into U.S. Dollars at the December 31, 2012 spot exchange rates, as applicable, and are as follows (in thousands):

2013	2014	2015	2016	2017	After 2017	Total
$31,487	$32,070	$30,251	$26,185	$20,936	$78,100	$219,029

Contingent Purchase Price

On November 6, 2007, the Company and a newly-formed, indirect wholly-owned subsidiary of the Company, acquired 100% of the total share capital of priceline.com Mauritius Company Limited (formerly known as the Agoda Company, Ltd.) and AGIP LLC. The purchase price for the acquisition, including acquisition costs, consisted of an initial purchase price of approximately $16 million. In addition, contingent consideration was payable by the Company if Agoda achieved specified "gross bookings" and earnings targets from January 1, 2008 through December 31, 2010. Based upon actual results for the three year period ended December 31, 2010, the Company recorded a liability and increased goodwill by $60.1 million in 2010, which did not impact the Consolidated Cash Flows for 2010. The amount was reflected as an investing cash outflow in 2011.

17.	BENEFIT PLAN

Priceline.com has a defined contribution 401(k) savings plan (the "Plan") covering certain U.S. employees who are at least 21 years old.  The Plan allows eligible employees to contribute up to 75% of their eligible earnings, subject to a statutorily prescribed annual limit.  All participants are fully vested in their contributions and investment earnings.  The Company makes a 50% match of employee contributions up to 6% of qualified compensation.  The Company also maintains certain other defined contribution plans outside of the United States for which it provides 50% of the contributions for participating employees.  The Company’s matching contributions during the years ended December 31, 2012, 2011 and 2010 were approximately $5.0 million, $2.8 million and $1.8 million, respectively.

18.	GEOGRAPHIC INFORMATION

The geographic information is based upon the location of the Company’s subsidiaries (in thousands).

	United States	The Netherlands	United Kingdom	Other	Total Company
2012
Revenues	$1,661,710	$2,675,976	$491,376	$431,894	$5,260,956
Intangible assets, net	1,337	137,255	68,430	1,091	208,113
Goodwill	37,306	149,464	259,788	76,114	522,672
Other long-lived assets	76,623	37,035	26,375	16,549	156,582

2011
Revenues	$1,761,065	$1,638,851	$709,393	$246,301	$4,355,610
Intangible assets, net	1,776	78,850	117,906	1,619	200,151
Goodwill	37,306	142,576	248,789	76,113	504,784
Other long-lived assets	148,150	22,716	15,939	12,087	198,892

2010
Revenues	$1,640,673	$916,617	$419,709	$107,906	$3,084,905
Intangible assets, net	3,460	91,295	135,041	2,234	232,030
Goodwill	37,306	147,214	250,261	76,113	510,894
Other long-lived assets	180,623	7,401	9,584	7,957	205,565

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)

2012

Total revenues(1)	$1,037,247	$1,326,759	$1,706,310	$1,190,640

Gross profit	743,288	1,004,142	1,396,501	939,750

Net income	181,816	352,654	599,973	289,595

Net income applicable to common stockholders	181,970	352,347	596,586	288,663

Net income applicable to common stockholders per basic common share	$3.65	$7.07	$11.97	$5.79

Net income applicable to common stockholders per diluted common share	$3.54	$6.88	$11.66	$5.63
 _____________________________

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)

2011

Total revenues(1)	$809,320	$1,102,716	$1,452,804	$990,770

Gross profit	505,808	749,227	1,100,148	724,697

Net income	104,013	256,277	472,886	225,955

Net income applicable to common stockholders	104,790	256,368	469,499	225,715

Net income applicable to common stockholders per basic common share	$2.12	$5.16	$9.43	$4.53

Net income applicable to common stockholders per diluted common share	$2.05	$5.02	$9.17	$4.41
_____________________________
(1)          As the Company's retail hotel business, which recognizes revenue at the completion of the stay, continues to expand, our quarterly results become increasingly impacted by seasonal factors.

20.    ACQUISITION

In November 2012, the Company entered into a definitive agreement to acquire KAYAK Software Corporation ("KAYAK"), a leading travel meta-search website, in a stock and cash transaction. Under the terms of the agreement, the transaction values KAYAK at $1.8 billion ($1.65 billion net of cash acquired) or $40.00 per share of KAYAK common stock, with $500 million to be paid in cash, which is expected to be made from cash on hand in the United States, and $1.3 billion to be paid in shares of our common stock and assumed stock options (subject to a volume-weighted average trading price calculation and a collar on the value of our common stock). The transaction is expected to be completed in the first half of 2013, pending approval from relevant regulatory authorities and KAYAK shareholders.

The final purchase price will be based on the fair value of the assets acquired and liabilities assumed, the volume-weighted average trading price calculation and the collar on the value of our common stock, and the closing price of priceline.com common stock at merger close. If the merger is approved, the Company's Consolidated Financial Statements will include the accounts of KAYAK starting at the closing of the merger.

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

Exhibit Number	Description
2.1(a)	Agreement and Plan of Merger, dated as of November 8, 2012, by and among KAYAK Software Corporation, the Registrant and Produce Merger Sub, Inc.
3.1(b)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(c)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 13, 2003.
3.3(d)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 3, 2009.
3.4	Amended and Restated By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2(e)	Specimen Certificate for Registrant's Common Stock.
4.3(f)	Indenture, dated as of March 10, 2010, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.4(g)	Indenture, dated as of March 12, 2012, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
10.1(h)+	priceline.com 2000 Employee Stock Option Plan.
10.2(i)+	priceline.com Incorporated 1999 Omnibus Plan (As Amended and Restated Effective June 4, 2008).
10.3(j)+	Form of Stock Option Grant Agreement under the 1999 Omnibus Plan.
10.4(k)+	Form of Base Restricted Stock Agreement (U.S.) under the 1999 Omnibus Plan.
10.5(k)+	Form of Base Restricted Stock Agreement (U.K.) under the 1999 Omnibus Plan.
10.6(k)+	Form of Restricted Stock Agreement with non-compete covenants (U.S.) under the 1999 Omnibus Plan.
10.7(l)+	Form of Restricted Stock Agreement for Non-Employee Directors under the 1999 Omnibus Plan.
10.8(m)+	Form of Restricted Stock Unit Award Agreement for Employees in the Netherlands under the 1999 Omnibus Plan.
10.9(n)+*	2010 Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan based on the performance of the Registrant's consolidated operations.
10.10(n)+*	2010 Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan based on the performance of the Registrant's consolidated operations.
10.11(n)+*	2010 Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan based on the performance of the Registrant's domestic operations on an unconsolidated basis.
10.12(n)+*	2010 Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan based on the performance of Booking.com operations.

10.13(o)+	2011 Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan to certain U.S.-based executives.
10.14(o)+	2011 Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan to Netherlands-based executive.
10.15(o)+	2011 Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan to non-employee directors
10.16(p)+	2012 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.17(q)+	priceline.com Incorporated Annual Bonus Plan, dated as of February 20, 2007.
10.18(r)+	Amended and Restated Employment Agreement, dated August 22, 2008, by and between the Registrant and Jeffery H. Boyd.
10.19(s)+	Letter amendment, dated December 18, 2008, to Amended and Restated Employment Agreement, by and between the Registrant and Jeffery H. Boyd.
10.20(t)+	Letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.21(s)+	Letter amendment, dated December 16, 2008, to Letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.22(s)+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between the Registrant and Peter J. Millones.
10.23(s)+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between the Registrant and Chris Soder.
10.24(u)+	Second Amended and Restated Employment Contract, dated November 4, 2011, by and between Booking.com B.V. and Kees Koolen.
10.25(v)+	Indemnification Agreement, dated November 10, 2009, between the Registrant and Kees Koolen.
10.26(u)+	Employment Contract, dated September 12, 2011, by and between Booking.com B.V. and Darren Huston
10.27(u)+	Indemnification Agreement, dated September 12, 2011, by and between the Registrant and Darren Huston.
10.28(w)	Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and the Registrant, dated as of September 21, 2006.
10.29(w)	Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Merrill Lynch, Pierce, Fenner & Smith Incorporated and the Registrant, dated as of September 21, 2006.
10.30(x)
Amendment dated October 11, 2006, to Confirmation of 5-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and the Registrant, dated as of September 21, 2006 and Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Goldman, Sachs & Co. and the Registrant, dated as of September 21, 2006.

10.31(x)
Amendment dated October 11, 2006, to Confirmation of 5-Year Issuer Capped Share Call Option Transaction between Merrill Lynch, Pierce, Fenner & Smith Incorporated and the Registrant, dated as of September 21, 2006 and Confirmation of 7-Year Issuer Capped Share Call Option Transaction between Merrill Lynch, Pierce, Fenner & Smith Incorporated and the Registrant, dated as of September 21, 2006.

10.32(f)
Purchase Agreement, dated as of March 4, 2010, between the Registrant and J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the initial purchasers named therein.

10.33(u)
Credit Agreement, dated as of October 28, 2011, among the Registrant, the lenders from time to time party thereto, RBS Citizens, N.A., as Documentation Agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as Co‑Syndication Agents and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.34(g)	Purchase Agreement, dated March 7, 2012, between the Registrant and Goldman, Sachs & Co., as representative of the Initial Purchasers.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certification of Jeffery H. Boyd, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(y)	Certification of Jeffery H. Boyd, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(y)	Certification of Daniel J. Finnegan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101
The following financial statements from the Company's Annual Report on Form 10‑K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

____________________________

(a)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on November 9, 2012 (File No. 0-25581).
(b)	Previously filed as an exhibit to Amendment No. 1 to Registration Statement on Form S‑1 (File No. 333‑69657) filed on February 16, 1999.
(c)	Previously filed as an exhibit to the Registration Statement on Form S‑3 (File No. 333‑109929) filed on October 23, 2003.
(d)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 5, 2009 (File No. 0-25581).
(e)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-69657) filed on March 18, 1999.
(f)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 10, 2010 (File No. 0-25581).
(g)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 12, 2012 (File No. 0-25581).
(h)	Previously filed as an exhibit to the Registration Statement on Form S‑8 (File No. 333‑55578) filed on February 14, 2001.
(i)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on June 4, 2008 (File No. 0-25581).
(j)	Previously filed as an exhibit to the Registration Statement on Form S-8 (File No. 333-122414) filed on January 31, 2005.
(k)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on February 7, 2005 (File No. 0-25581).
(l)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on February 8, 2006 (File No. 0-25581).
(m)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 8, 2005 (File No. 0-25581).
(n)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 10, 2010 (File No. 0-25581).
(o)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 9, 2011 (File No. 0-25581).
(p)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 8, 2012 (File No. 0-25581).
(q)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on February 23, 2007 (File No. 0-25581).
(r)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on August 6, 2008 (File No. 0-25581).
(s)	Previously filed as an exhibit to the Annual Report on Form 10‑K filed for the year ended December 31, 2008 (File No. 0-25581).
(t)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on October 21, 2005 (File No. 0-25581).
(u)	Previously filed as an exhibit to the Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2011 (File No. 0-25581).
(v)	Previously filed as an exhibit to the Annual Report on Form 10‑K for the year ended December 31, 2009 (File No. 0-25581).
(w)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on September 27, 2006 (File No. 0-25581).
(x)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 16, 2006 (File No. 0-25581).
(y)	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.

*
Certain portions of this document have been omitted pursuant to a confidential treatment request filed with the Commission pursuant to Rule 24b‑2. The omitted confidential material has been filed separately with the Commission.

+	Indicates a management contract or compensatory plan or arrangement.