Form 10-K/A
period 2012-12-31
PRICELINE COM INC
filed 2013-02-27
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this "Amended Filing") to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on February 27, 2013 (the "Original Filing"), to correct a typographical error that resulted in two extraneous amounts being inserted between the 2011 and 2012 columns in the Consolidated Statements of Operations in the Original Filing. The certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 included in the Original Filing have been updated for the date of this Amended Filing, and we are filing a new Exhibit 23.1 containing the consent of Deloitte & Touche LLP. Except as described above, no changes have been made to the Original Filing, and this Amended Filing does not otherwise modify, amend or update any financial or other information in the Original Filing. References herein to this Annual Report on Form 10-K shall refer to this Amended Filing.

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

10.34(g)	Purchase Agreement, dated March 7, 2012, between the Registrant and Goldman, Sachs & Co., as representative of the Initial Purchasers.

21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (incorporated by reference to the Original Filing).
31.1	Certification of Jeffery H. Boyd, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(y)	Certification of Jeffery H. Boyd, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(y)	Certification of Daniel J. Finnegan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
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

PRICELINE.COM INCORPORATED

By:	/s/ Jeffery H. Boyd
	Name:	Jeffery H. Boyd
	Title:	Chief Executive Officer
	Date:	February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffery H. Boyd	Chairman and Chief Executive Officer	February 27, 2013
Jeffery H. Boyd	Director (Principal Executive Officer)

/s/ Daniel J. Finnegan	Chief Financial Officer and Chief Accounting	February 27, 2013
Daniel J. Finnegan	Officer (Principal Financial Officer and Principal Accounting Officer)

Director
Timothy M. Armstrong

*	Director	February 27, 2013
Ralph M. Bahna

*	Director	February 27, 2013
Howard W. Barker, Jr.

*	Director	February 27, 2013
Jan L. Docter

*	Director	February 27, 2013
Jeffrey E. Epstein

*	Director	February 27, 2013
James M. Guyette

*	Director	February 27, 2013
Nancy B. Peretsman

*	Director	February 27, 2013
Thomas E. Rothman

*	Director	February 27, 2013
Craig W. Rydin

* By:     /s/ Jeffery H. Boyd         February 27, 2013
Jeffery H. Boyd
(Attorney-in-fact)

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

See Notes to Consolidated Financial Statements.

priceline.com Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Agency revenues	$3,142,815	$2,339,253	$1,380,603
Merchant revenues	2,104,752	2,004,432	1,691,640
Other revenues	13,389	11,925	12,662
Total revenues	5,260,956	4,355,610	3,084,905
Cost of revenues	1,177,275	1,275,730	1,175,934
Gross profit	4,083,681	3,079,880	1,908,971
Operating expenses:
Advertising — Online	1,273,637	919,214	552,140
Advertising — Offline	35,492	35,470	35,714
Sales and marketing	195,934	162,690	116,303
Personnel, including stock-based compensation of $71,565, $65,724 and $68,200, respectively	466,828	352,295	270,071
General and administrative	173,171	123,652	81,185
Information technology	43,685	33,813	20,998
Depreciation and amortization	65,141	53,824	45,763
Total operating expenses	2,253,888	1,680,958	1,122,174
Operating income	1,829,793	1,398,922	786,797
Other income (expense):
Interest income	3,860	8,119	3,857
Interest expense	(62,064)	(31,721)	(29,944)
Foreign currency transactions and other	(9,720)	(7,526)	(14,427)
Total other income (expense)	(67,924)	(31,128)	(40,514)
Earnings before income taxes	1,761,869	1,367,794	746,283
Income tax expense	337,832	308,663	218,141
Net income	1,424,037	1,059,131	528,142
Less: net income attributable to noncontrolling interests	4,471	2,760	601
Net income applicable to common stockholders	$1,419,566	$1,056,371	$527,541
Net income applicable to common stockholders per basic common share	$28.48	$21.27	$11.00
Weighted average number of basic common shares outstanding	49,840	49,654	47,955
Net income applicable to common stockholders per diluted common share	$27.66	$20.63	$10.35
Weighted average number of diluted common shares outstanding	51,326	51,211	50,988

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

10.34(g)	Purchase Agreement, dated March 7, 2012, between the Registrant and Goldman, Sachs & Co., as representative of the Initial Purchasers.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (incorporated by reference to the Original Filing).
31.1	Certification of Jeffery H. Boyd, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(y)	Certification of Jeffery H. Boyd, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(y)	Certification of Daniel J. Finnegan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
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