Form 10-Q
period 2013-03-31
PRICELINE COM INC
filed 2013-05-09
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

Number of shares of Common Stock outstanding at May 2, 2013:

Common Stock, par value $0.008 per share	50,060,195
(Class)	(Number of Shares)

priceline.com Incorporated
Form 10-Q

For the Three Months Ended March 31, 2013

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

priceline.com Incorporated
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,611,210	$1,536,349
Restricted cash	7,022	6,641
Short-term investments	3,570,407	3,646,845
Accounts receivable, net of allowance for doubtful accounts of $11,165 and $10,322, respectively	471,807	367,512
Prepaid expenses and other current assets	319,251	84,290
Deferred income taxes	50,755	40,738
Total current assets	6,030,452	5,682,375
Property and equipment, net	92,500	89,269
Intangible assets, net	191,135	208,113
Goodwill	502,295	522,672
Deferred income taxes	3,643	31,485
Other assets	35,102	35,828
Total assets	$6,855,127	$6,569,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$250,546	$184,648
Accrued expenses and other current liabilities	425,032	387,911
Deferred merchant bookings	403,530	368,823
Convertible debt (see Note 8)	526,231	520,344
Total current liabilities	1,605,339	1,461,726
Deferred income taxes	41,474	45,159
Other long-term liabilities	90,589	68,944
Convertible debt (see Note 8)	887,229	881,996
Total liabilities	2,624,631	2,457,825

Redeemable noncontrolling interests (see Note 11)	190,893	160,287
Convertible debt (see Note 8)	48,768	54,655

Stockholders’ equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 58,355,674 and 58,055,586 shares issued, respectively	452	450
Treasury stock, 8,295,466 and 8,184,787 shares, respectively	(1,136,987)	(1,060,607)
Additional paid-in capital	2,645,316	2,612,197
Accumulated earnings	2,570,114	2,368,611
Accumulated other comprehensive loss	(88,060)	(23,676)
Total stockholders' equity	3,990,835	3,896,975
Total liabilities and stockholders' equity	$6,855,127	$6,569,742

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Agency revenues	$769,928	$537,627
Merchant revenues	528,564	496,409
Other revenues	3,520	3,211
Total revenues	1,302,012	1,037,247
Cost of revenues	292,347	293,959
Gross profit	1,009,665	743,288
Operating expenses:
Advertising — Online	403,153	277,136
Advertising — Offline	27,729	11,157
Sales and marketing	52,263	45,537
Personnel, including stock-based compensation of $21,709 and $16,523, respectively	134,218	100,676
General and administrative	50,161	40,674
Information technology	13,222	10,735
Depreciation and amortization	19,080	15,842
Total operating expenses	699,826	501,757
Operating income	309,839	241,531
Other income (expense):
Interest income	874	1,098
Interest expense	(17,329)	(11,258)
Foreign currency transactions and other	(2,942)	(2,376)
Total other income (expense)	(19,397)	(12,536)
Earnings before income taxes	290,442	228,995
Income tax expense	46,150	47,179
Net income	244,292	181,816
Less: net income (loss) attributable to noncontrolling interests	21	(154)
Net income applicable to common stockholders	$244,271	$181,970
Net income applicable to common stockholders per basic common share	$4.89	$3.65
Weighted average number of basic common shares outstanding	49,939	49,827
Net income applicable to common stockholders per diluted common share	$4.76	$3.54
Weighted average number of diluted common shares outstanding	51,353	51,347

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$244,292	$181,816
Other comprehensive income, net of tax
Foreign currency translation adjustments (1)	(76,606)	41,455
Unrealized gain (loss) on marketable securities (2)	39	(774)
Comprehensive income	167,725	222,497
Less: Comprehensive income (loss) attributable to noncontrolling interests (See Note 11)	(12,162)	4,057
Comprehensive income attributable to common stockholders	$179,887	$218,440

(1) Net of tax of $26,898 and tax benefit of $12,962 for the three months ended March 31, 2013 and 2012, respectively, associated with hedges of foreign denominated net assets. See Note 12.

(2) Net of tax of $7 and tax benefit of $352 for the three months ended March 31, 2013 and 2012, respectively.

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2012	58,056	$450	(8,185)	$(1,060,607)	$2,612,197	$2,368,611	$(23,676)	$3,896,975
Net income applicable to common stockholders	—	—	—	—	—	244,271	—	244,271
Foreign currency translation adjustments, net of tax of $26,898	—	—	—	—	—	—	(64,423)	(64,423)
Unrealized gain on marketable securities, net of tax of $7	—	—	—	—	—	—	39	39
Redeemable noncontrolling interests fair value adjustments	—	—	—	—	—	(42,768)	—	(42,768)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	5,887	—	—	5,887
Exercise of stock options and vesting of restricted stock units and performance share units	300	2	—	—	963	—	—	965
Repurchase of common stock	—	—	(111)	(76,380)	—	—	—	(76,380)
Stock-based compensation and other stock-based payments	—	—	—	—	21,826	—	—	21,826
Excess tax benefit on stock-based compensation	—	—	—	—	4,443	—	—	4,443
Balance, March 31, 2013	58,356	$452	(8,296)	$(1,136,987)	$2,645,316	$2,570,114	$(88,060)	$3,990,835

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$244,292	$181,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,802	7,685
Amortization	9,278	8,157
Provision for uncollectible accounts, net	4,216	3,998
Deferred income taxes	(7,229)	4,804
Stock-based compensation expense and other stock-based payments	21,826	16,640
Amortization of debt issuance costs	1,432	895
Amortization of debt discount	11,120	7,241
Changes in assets and liabilities:
Accounts receivable	(115,162)	(58,235)
Prepaid expenses and other current assets	(207,993)	(145,345)
Accounts payable, accrued expenses and other current liabilities	188,112	153,239
Other	23,423	1,485
Net cash provided by operating activities	183,117	182,380

INVESTING ACTIVITIES:
Purchase of investments	(1,504,676)	(1,301,457)
Proceeds from sale of investments	1,521,947	925,356
Additions to property and equipment	(15,051)	(13,697)
Acquisitions and other equity investments, net of cash acquired	(102)	(13,286)
Proceeds from settlement of foreign currency contracts	—	32,183
Payments on foreign currency contracts	(17,539)	—
Change in restricted cash	(581)	(600)
Net cash used in investing activities	(16,002)	(371,501)

FINANCING ACTIVITIES:
Proceeds from the issuance of convertible debt	—	1,000,000
Payment of debt issuance costs	—	(20,327)
Repurchase of common stock	(76,380)	(254,225)
Proceeds from exercise of stock options	965	1,045
Excess tax benefit on stock-based compensation	4,443	4,040
Net cash (used in) provided by financing activities	(70,972)	730,533
Effect of exchange rate changes on cash and cash equivalents	(21,282)	17,827
Net increase in cash and cash equivalents	74,861	559,239
Cash and cash equivalents, beginning of period	1,536,349	632,836
Cash and cash equivalents, end of period	$1,611,210	$1,192,075
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$228,893	$173,528
Cash paid during the period for interest	$9,072	$3,912
Non-cash fair value increase for redeemable noncontrolling interests	$42,768	$52,214

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
Notes to Unaudited Consolidated Financial Statements

1.                                      BASIS OF PRESENTATION

Priceline.com Incorporated (the "Priceline Group" or the "Company") is responsible for the Unaudited Consolidated Financial Statements included in this document.  The Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results.  The Company prepared the Unaudited Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.  These statements should be read in combination with the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including priceline.com International Ltd. ("PIL"), Booking.com B.V. ("Booking.com"), Booking.com Limited, priceline.com Europe Ltd, priceline.com Mauritius Company Limited ("Agoda.com"), and its majority-owned interest in TravelJigsaw Holdings Limited ("rentalcars.com").  All inter-company accounts and transactions have been eliminated in consolidation.  The functional currency of the Company's foreign subsidiaries is generally the respective local currency.  Assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at the average exchange rates for the period.  Translation gains and losses are included as a component of "Accumulated other comprehensive loss" on the accompanying Unaudited Consolidated Balance Sheets.  Foreign currency transaction gains and losses are included on the Unaudited Consolidated Statements of Operations in "Foreign currency transactions and other."

Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued accounting guidance which requires entities to provide additional information about items reclassified out of accumulated other comprehensive income ("AOCI"). Changes in AOCI balances by component, both before tax and after tax, must be disclosed and significant items reclassified out of AOCI by component must be reported either on the face of the income statement or in a separate footnote to the financial statements. The accounting guidance is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2013. See Note 12 for information on AOCI balances. There were no reclassifications out of AOCI for the three months ended March 31, 2013 and 2012.
2.                                      STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation cost included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $21.7 million and $16.5 million for the three months ended March 31, 2013 and 2012, respectively.

The cost of stock-based transactions is recognized in the financial statements based upon fair value. The fair value of performance share units and restricted stock units is determined based on the number of units or shares, as applicable, granted and the quoted price of the Company's common stock as of the grant date. Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period. Fair value is recognized as expense on a straight line basis, net of estimated forfeitures, over the employee requisite service period.

During the three months ended March 31, 2013, stock options were exercised for 51,300 shares of common stock with a weighted average exercise price per share of $18.81.  As of March 31, 2013, the aggregate number of stock options outstanding and exercisable was 19,701 shares, with a weighted average exercise price per share of $22.13 and a weighted average remaining term of 1.5 years.

The following table summarizes the activity of unvested restricted stock units and performance share units ("Share-Based Awards") during the three months ended March 31, 2013:

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	540,128	$389.21
Granted	136,046	$695.62
Vested	(249,330)	$244.48
Performance Share Units Adjustment	6,241	$704.26
Forfeited	(4,107)	$463.15
Unvested at March 31, 2013	428,978	$574.38

As of March 31, 2013, there was $159.3 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 2.0 years.

During the three months ended March 31, 2013, the Company made broad-based grants of 43,431 restricted stock units that generally vest after 3 years. These share-based awards had a total grant date fair value of $30.2 million based on the grant date fair value per share of $695.62.

In addition, during the three months ended March 31, 2013, the Company granted 92,615 performance share units to certain executives.  The performance share units had a total grant date fair value of $64.4 million based upon the grant date fair value per share of $695.62.  The performance share units are payable in shares of the Company's common stock upon vesting.  Subject to certain exceptions for terminations related to a change in control and terminations other than for "cause," for "good reason" or on account of death or disability, recipients of these performance share units must continue their service through March 4, 2016 in order to receive any shares.  Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period which ends December 31, 2015, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances, or a change in control.  As of March 31, 2013, the estimated number of probable shares to be issued is a total of 92,615 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 193,987 total shares could be issued.  If the minimum performance thresholds are not met, 40,732 shares would be issued at the end of the performance period.

2012 Performance Share Units

During the year ended December 31, 2012, the Company granted 60,365 performance share units with a grant date fair value of $39.0 million, based on a weighted average grant date fair value per share of $645.86. The actual number of shares to be issued will be determined upon completion of the performance period which ends December 31, 2014.

At March 31, 2013, there were 58,623 unvested 2012 performance share units outstanding, net of actual forfeitures and vesting. As of March 31, 2013, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 70,511 shares. If the maximum thresholds are met at the end of the performance period, a maximum of 117,246 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 36,869 shares would be issued at the end of the performance period.

2011 Performance Share Units

During the year ended December 31, 2011, the Company granted 77,144 performance share units with a grant date fair value of $35.9 million, based on a weighted average grant date fair value per share of $464.79.  The actual number of shares to be issued will be determined upon completion of the performance period which ends December 31, 2013.

At March 31, 2013, there were 73,798 unvested 2011 performance share units outstanding, net of actual forfeitures and vesting.  As of March 31, 2013, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 150,344 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum of 157,816 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 19,450 shares would be issued at the end of the performance period.

3.                                      NET INCOME PER SHARE

The Company computes basic net income per share by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per share is based upon the weighted average number of common and common equivalent shares outstanding during the period.

Common equivalent shares related to stock options, restricted stock units and performance share units are calculated using the treasury stock method.  Performance share units are included in the weighted average common equivalent shares based on the number of shares that would be issued if the end of the reporting period were the end of the performance period, if the result would be dilutive.

The Company's convertible debt issues have net share settlement features requiring the Company upon conversion to settle the principal amount of the debt for cash and the conversion premium for cash or shares of the Company's common stock, at the Company's option.  The convertible notes are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury stock method.

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Weighted average number of basic common shares outstanding	49,939	49,827
Weighted average dilutive stock options, restricted stock units and performance share units	351	607
Assumed conversion of convertible debt	1,063	913
Weighted average number of diluted common and common equivalent shares outstanding	51,353	51,347
Anti-dilutive potential common shares	2,196	2,245

Anti-dilutive potential common shares for the three months ended March 31, 2013 includes approximately 1.9 million shares that could be issued under the Company's convertible notes, if the Company experiences substantial increases in its common stock price.  Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company's average stock price for the period exceeds the conversion price for the convertible notes.

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

The 2013 Notes were converted prior to maturity. Therefore, upon early conversion of the 2013 Notes, the Company delivered any related conversion premium in shares of stock or a combination of shares or cash. The Conversion Spread Hedges are separate transactions entered into by the Company and are not part of the terms of the 2013 Notes. The Conversion Spread Hedges did not immediately hedge against the associated dilution from early conversions of the 2013 Notes. Because of this timing difference, the number of shares, if any, that the Company receives from the Conversion Spread Hedges can differ materially from the number of shares that it delivered to the holders of the 2013 Notes upon their early conversion. The actual number of shares to be received will depend upon the Company's stock price on the date the Conversion Spread Hedges are exercisable, which coincides with the scheduled maturity of the 2013 Notes. The settlement of the Conversion Spread Hedges will be accounted for as an equity transaction.

The Conversion Spread Hedges are outstanding at March 31, 2013. However, since the beneficial impact of the Conversion Spread Hedges was anti-dilutive, it was excluded from the calculation of net income per share.

4.                                      INVESTMENTS

The following table summarizes, by major security type, the Company's short-term investments as of March 31, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
Foreign government securities	$1,945,792	$41	$(207)	$1,945,626
U.S. government securities	1,624,342	443	(4)	1,624,781
Total	$3,570,134	$484	$(211)	$3,570,407

As of March 31, 2013, foreign government securities included investments in debt securities issued by the governments of Germany, the Netherlands, and the United Kingdom.

The following table summarizes, by major security type, the Company's short-term investments as of December 31, 2012 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
Foreign government securities	$1,886,822	$18	$(287)	$1,886,553
U.S. government securities	1,759,773	520	(1)	1,760,292
Total	$3,646,595	$538	$(288)	$3,646,845

There were no realized gains or losses related to investments for the three months ended March 31, 2013 and 2012.

5.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of March 31, 2013 are classified in the table below in the categories described below (in thousands):

	Level 1	Level 2	Level 3	Total
ASSETS:
Short-term investments
Foreign government securities	$—	$1,945,626	$—	$1,945,626
U.S. government securities	—	1,624,781	—	1,624,781
Foreign exchange derivatives	—	31,140	—	31,140
Total assets at fair value	$—	$3,601,547	$—	$3,601,547

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Foreign exchange derivatives	$—	$17,334	$—	$17,334
Redeemable noncontrolling interests	—	—	190,893	190,893
Total liabilities at fair value	$—	$17,334	$190,893	$208,227

Financial assets and liabilities carried at fair value as of December 31, 2012 were classified in the table below in the categories described below (in thousands):

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

Investments in foreign government and U.S. Treasury securities are considered "Level 2" valuations because the Company has access to quoted prices, but does not have visibility to the volume and frequency of trading for all of these investments.  For the Company's investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.

The Company's derivative instruments are valued using pricing models.  Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility and currency rates.

Derivatives are considered "Level 2" fair value measurements. The Company's derivative instruments are typically short-term in nature.

The Company considers its redeemable noncontrolling interests to represent a "Level 3" fair value measurement that requires a high degree of judgment to determine fair value.  The fair value of the redeemable noncontrolling interests was determined by industry peer comparable analysis and a discounted cash flow valuation model. See Note 11 for information on the estimated fair value of redeemable noncontrolling interests.

As of March 31, 2013 and December 31, 2012, the carrying value of the Company's cash and cash equivalents approximated their fair value and consisted primarily of foreign and U.S. government securities and bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accrued expenses and deferred merchant bookings are carried at cost which approximates their fair value because of the short-term nature of these items.  See Note 4 for information on the carrying value of investments and Note 8 for the estimated fair value of the Company's convertible senior notes.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations.  The Company limits these risks by following established risk management policies and procedures, including the use of derivatives.  The Company does not use derivatives for trading or speculative purposes.  All derivative instruments are recognized in the Unaudited Consolidated Balance Sheets at fair value.  Gains and losses resulting from changes in the fair value of derivative instruments which are not designated as hedging instruments for accounting purposes are recognized in the Unaudited Consolidated Statements of Operations in the period that the changes occur.  Changes in the fair value of derivatives designated as net investment hedges are recorded as currency translation adjustments to offset a portion of the translation adjustment of the foreign subsidiary's net assets and are recognized in the Unaudited Consolidated Balance Sheets in "Accumulated other comprehensive loss."

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  The Company's derivative contracts principally address short-term foreign exchange fluctuations for the Euro and British Pound Sterling versus the U.S. Dollar.  As of March 31, 2013 and December 31, 2012, there were no outstanding derivative contracts associated with foreign currency translation risk.  Foreign exchange gains of $0.4 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively, were recorded in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations.

Foreign exchange derivatives outstanding as of March 31, 2013 associated with foreign currency transaction risks resulted in a net liability of $0.5 million, with $1.6 million recorded in "Accrued expenses and other current liabilities" and $1.1 million recorded in "Prepaid expenses and other current assets" on the Unaudited Consolidated Balance Sheet. Foreign exchange derivatives outstanding as of December 31, 2012 associated with foreign currency transaction risks resulted in a net asset of $0.3 million, with $0.8 million recorded in "Prepaid expenses and other current assets" and $0.5 million recorded in "Accrued expenses and other current liabilities" on the Unaudited Consolidated Balance Sheet.  Foreign exchange losses of $3.2 million for the three months ended March 31, 2013 compared to foreign exchange gains of $2.4 million for the three months ended March 31, 2012 were recorded in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments resulted in a net cash outflow of $2.8 million for the three months ended March 31, 2013 compared to a net cash inflow of $3.4 million for the three months ended March 31, 2012, and are reported within "Net cash provided by operating activities" on the Unaudited Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — As of March 31, 2013 and December 31, 2012, the Company had outstanding foreign currency forward contracts with a notional value of 1.6 billion Euros and 1.5 billion Euros, respectively, to hedge a portion of its net investment in a foreign subsidiary.  These contracts are all short-term in nature.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The fair value of these derivatives at March 31, 2013 was a net asset of $14.3 million, with $30.0 million recorded in "Prepaid expenses and other current assets" and $15.7 million recorded in "Accrued expenses and other current liabilities" on the Unaudited Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2012 was a net liability of $62.4 million, with $62.6 million recorded in "Accrued expenses and other current liabilities" and $0.2 million recorded in "Prepaid expenses and other current assets" on the Unaudited Consolidated Balance Sheet.  A net cash outflow of $17.5 million for the three months ended March 31, 2013 compared to a net cash inflow of $32.2 million for the three months ended March 31, 2012 were reported within "Net cash used in investing activities" on the Unaudited Consolidated Statements of Cash Flows.

6.                                      INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets consist of the following (in thousands):

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life
Supply and distribution agreements	$259,672	$(124,414)	$135,258	$269,523	$(122,940)	$146,583	10 - 13 years	12 years

Technology	22,791	(22,766)	25	23,329	(23,250)	79	3 years	3 years

Patents	1,638	(1,458)	180	1,638	(1,446)	192	15 years	15 years

Customer lists	—	—	—	20,500	(20,500)	—	2 years	2 years

Internet domain names	38,500	(5,816)	32,684	39,559	(3,817)	35,742	2 - 20 years	9 years

Trade names	51,476	(28,493)	22,983	53,817	(28,305)	25,512	5 - 20 years	11 years

Other	326	(321)	5	326	(321)	5	3 - 10 years	4 years
Total intangible assets	$374,403	$(183,268)	$191,135	$408,692	$(200,579)	$208,113

Intangible assets with determinable lives are amortized on a straight-line basis.  Intangible asset amortization expense was approximately $9.3 million and $8.2 million for the three months ended March 31, 2013 and 2012, respectively.

The amortization expense for intangible assets for the remainder of 2013, the annual expense for the next five years, and the expense thereafter is expected to be as follows (in thousands):

2013	$24,621
2014	32,784
2015	30,015
2016	27,174
2017	23,371
2018	17,244
Thereafter	35,926
$191,135

The change in goodwill for the three months ended March 31, 2013 consists of the following (in thousands):

Balance at December 31, 2012	$522,672
Currency translation adjustments	(20,377)
Balance at March 31, 2013	$502,295

A substantial portion of the intangible assets and goodwill relate to our Booking.com business.

7.                                      OTHER ASSETS

Other assets at March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Deferred debt issuance costs	$22,091	$23,523
Other	13,011	12,305
Total	$35,102	$35,828

Deferred debt issuance costs arose from (i) the $1.0 billion aggregate principal amount of 1.0% Convertible Senior Notes, due March 15, 2018, issued in March 2012; (ii) a $1.0 billion revolving credit facility entered into in October 2011; and (iii) the Company's issuance, in March 2010, of the $575.0 million aggregate principal amount of 1.25% Convertible Senior Notes, due March 15, 2015.  Deferred debt issuance costs are being amortized using the effective interest rate method and the period of amortization was determined at inception of the related debt agreements based upon the stated maturity dates.

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

The revolving credit facility provides for the issuance of up to $100.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of March 31, 2013 and December 31, 2012, there were no borrowings under the facility and there were approximately $1.9 million of letters of credit issued under the facility for both periods.

Convertible Debt

Convertible debt as of March 31, 2013 consisted of the following (in thousands):

March 31, 2013	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due March 2015	$574,999	$(48,768)	$526,231
1.0% Convertible Senior Notes due March 2018	1,000,000	(112,771)	887,229
Outstanding convertible debt	$1,574,999	$(161,539)	$1,413,460

Convertible debt as of December 31, 2012 consisted of the following (in thousands):

December 31, 2012	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due March 2015	$574,999	$(54,655)	$520,344
1.0% Convertible Senior Notes due March 2018	1,000,000	(118,004)	881,996
Outstanding convertible debt	$1,574,999	$(172,659)	$1,402,340

Based upon the closing price of the Company's common stock for the prescribed measurement period during the three months ended March 31, 2013 and December 31, 2012, the contingent conversion threshold on the 2015 Notes (as defined below) was exceeded.  Therefore, the 2015 Notes were convertible at the option of the holders. Accordingly, the Company reported the carrying value of the 2015 Notes as a current liability as of March 31, 2013 and December 31, 2012. Since these notes are convertible at the option of the holders and the principal amount is required to be paid in cash, the difference between the principal amount and the carrying value is reflected as convertible debt in the mezzanine section on the Company's Unaudited Consolidated Balance Sheets. Therefore, with respect to the 2015 Notes, the Company reclassified $48.8 million and $54.7 million before tax from additional paid-in capital to convertible debt in the mezzanine section on the Company's Unaudited Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, respectively. The determination of whether or not the 2015 Notes are convertible must continue to be performed on a quarterly basis. Consequently, the 2015 Notes may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion threshold is not met in such quarters. The contingent conversion threshold on the 2018 Notes was not exceeded at March 31, 2013 and December 31, 2012, and therefore that debt is reported as a non-current liability on the Unaudited Consolidated Balance Sheets.

As of March 31, 2013 and December 31, 2012, the estimated market value of the outstanding convertible senior notes was approximately $2.4 billion and $2.3 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 5). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period.  A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the bonds.

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

In March 2010, the Company issued in a private placement $575.0 million aggregate principal amount of Convertible Senior Notes due March 15, 2015, with an interest rate of 1.25% (the "2015 Notes").  The Company paid $13.3 million in debt issuance costs associated with the 2015 Notes for the year ended December 31, 2010.  The 2015 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of approximately $303.06 per share.  The 2015 Notes are convertible, at the option of the holder, prior to March 15, 2015 upon the occurrence of specified events, including, but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2015 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2015 Notes in aggregate value ranging from $0 to approximately $132.7 million depending upon the date of the transaction and the then current stock price of the Company.  As of December 15, 2014, holders will have the right to convert all or any portion of the 2015 Notes.  The 2015 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2015 Notes for cash in certain circumstances.  Interest on the 2015 Notes is payable on March 15 and September 15 of each year.

Accounting guidance requires that cash-settled convertible debt, such as the Company's convertible senior notes, be separated into debt and equity components at issuance and each be assigned a value.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount.  Debt discount is amortized using the effective interest method over the period from the origination date through the stated maturity date.  The Company estimated the straight debt borrowing rates at debt origination to be 5.89% for the 2015 Notes and 3.50% for the 2018 Notes.  The yield to maturity was estimated at an at-market coupon priced at par.

Debt discount after tax of $80.9 million ($135.2 million before tax) and financing costs associated with the equity component of convertible debt of $2.8 million after tax were recorded in additional paid-in capital related to the 2018 Notes at March 31, 2012. Debt discount after tax of $69.1 million ($115.2 million before tax) and financing costs associated with the equity component of convertible debt of $1.6 million after tax were recorded in additional paid-in-capital related to the 2015 Notes at March 31, 2010. The Company reclassified $48.8 million before tax and $54.7 million before tax out of additional paid-in capital to the mezzanine section in the Company's Unaudited Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, respectively, related to the 2015 Notes.

For the three months ended March 31, 2013 and 2012, the Company recognized interest expense of $16.7 million and $10.6 million, respectively, related to convertible notes.  Interest expense related to convertible notes for the three months ended March 31, 2013 and 2012 was comprised of $4.3 million and $2.6 million, respectively, for the contractual coupon interest, $11.1 million and $7.2 million, respectively, related to the amortization of debt discount and $1.3 million and $0.8 million, respectively, related to the amortization of debt issuance costs.  The effective interest rate for the three months ended March 31, 2013 and 2012 was 4.7% and 5.7%, respectively.

9.                               TREASURY STOCK

In the first quarter of 2012, the Company's Board of Directors authorized a one-time purchase of the Company's common stock up to $200 million concurrent with the issuance of the 2018 Notes. The Company repurchased 263,913 shares in the first quarter of 2012 for an aggregate cost of $166.2 million.

As of March 31, 2013, the Company has a remaining amount from all authorizations granted by the Board of Directors of $459.2 million to purchase its common stock.  The Company may make additional repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors.  Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company's complete discretion.

The Board of Directors has also given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  The Company repurchased 110,679 shares and 136,718 shares at aggregate costs of $76.4 million and $88.0 million in the three months ended March 31, 2013 and 2012, respectively, to satisfy employee withholding taxes related to stock-based compensation.

As of March 31, 2013, there were approximately 8.3 million shares of the Company's common stock held in treasury.

10.                               INCOME TAXES

Income tax expense includes U.S. and international income taxes, determined using an estimate of the Company's annual effective tax rate.  A deferred tax liability is recognized for all taxable temporary differences, and a deferred tax asset is recognized for all deductible temporary differences and operating loss and tax credit carryforwards.  A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates and tax laws of the foreign countries in which the income is generated.  During the three months ended March 31, 2013 and 2012, a substantial majority of the Company's foreign-sourced income was generated in the Netherlands.

Income tax expense for the three months ended March 31, 2013 and 2012 differs from the expected tax expense at the U.S. statutory rate of 35%, primarily due to lower foreign tax rates, including the Innovation Box Tax benefit discussed below, partially offset by state income taxes and certain non-deductible expenses.

Effective January 1, 2010, the Netherlands modified its corporate income tax law related to income generated from qualifying "innovative" activities ("Innovation Box Tax").  Earnings that qualify for the Innovation Box Tax are taxed at the rate of 5% rather than the Dutch statutory rate of 25%.  Booking.com obtained a ruling from the Dutch tax authorities in February 2011 confirming that a portion of its earnings ("qualifying earnings") is eligible for Innovation Box Tax treatment. In this ruling, the Dutch tax authorities require that the Innovation Box Tax benefit be phased in over a multi-year period.  The benefit is fully phased in for the Company starting in 2012. The amount of qualifying earnings expressed as a percentage of the total pretax earnings in the Netherlands will vary depending upon the level of total pretax earnings that is achieved in any given year. The ruling from the Dutch tax authorities is valid through December 31, 2014.

In order to be eligible for Innovation Box Tax treatment, Booking.com must, among other things, apply for and obtain a research and development ("R&D") certificate from a Dutch governmental agency every six months confirming that the activities that Booking.com intends to be engaged in over the subsequent six month period are "innovative."  The R&D certificate is current but should Booking.com fail to secure such a certificate in any future period - for example, because the governmental agency does not view Booking.com's new or anticipated activities as innovative - or should this agency determine that the activities contemplated to be performed in a prior year were not performed as contemplated or did not comply with the agency's requirements, Booking.com may lose its certificate and, as a result, the Innovation Box Tax benefit may be reduced or eliminated.

Although Booking.com intends to apply for continued Innovation Box Tax treatment for future periods, Booking.com's application may not be accepted, or, if accepted, the amount of qualifying earnings may be reduced or the applicable tax rate at that time on qualifying earnings may be higher than the current rate.  In addition, the tax law may change in 2013 and/or future years resulting in a reduction or elimination of the tax benefit.

The Company has significant deferred tax assets, resulting principally from U.S. net operating loss carryforwards ("NOLs"). The amount of NOLs available for the Company's use is limited by Section 382 of the Internal Revenue Code ("IRC Section 382"). At December 31, 2012, after considering the impact of IRC Section 382, the Company had approximately $1.2 billion of available NOLs for U.S. federal income tax purposes, comprised of $0.3 billion of NOLs generated from operating losses and approximately $0.9 billion of NOLs generated from equity-related transactions, including equity-based compensation and stock warrants. The NOLs mainly expire from December 31, 2019 to December 31, 2021. The utilization of these NOLs is dependent upon the Company's ability to generate sufficient future taxable income in the United States. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors.

11.                               REDEEMABLE NONCONTROLLING INTERESTS

On May 18, 2010, the Company, through its wholly-owned subsidiary, PIL, paid $108.5 million, net of cash acquired, to purchase a controlling interest of the outstanding equity of TravelJigsaw Holdings Limited and its operating subsidiary, TravelJigsaw Limited (now known as the rentalcars.com business), a Manchester, U.K.-based international rental car reservation service.

Certain key members of TravelJigsaw's management team retained a noncontrolling ownership interest in TravelJigsaw Holdings Limited.  In addition, certain key members of the management team of Booking.com purchased a 3% ownership interest in TravelJigsaw from PIL in June 2010 (together with TravelJigsaw management's investment, the "Redeemable Shares").  The holders of the Redeemable Shares had the right to put their shares to PIL and PIL had the right to call the shares in each case at a purchase price reflecting the fair value of the Redeemable Shares at the time of exercise.  Subject to certain exceptions, one-third of the Redeemable Shares were subject to the put and call options in each of 2011, 2012 and 2013, respectively, during specified option exercise periods.  In April 2012 and April 2011, in connection with the exercise of call and put options, PIL purchased a portion of the shares underlying redeemable noncontrolling interests for an aggregate purchase price of approximately $61.1 million and $13.0 million, respectively.  As a result of the April 2012 purchase, the redeemable noncontrolling interests in TravelJigsaw Holdings Limited were reduced from 19.0% to 12.7%. In April 2013, in connection with the exercise of the March 2013 call and put options, PIL purchased the remaining outstanding shares underlying redeemable noncontrolling interests for an aggregate purchase price of approximately $192.5 million.

Redeemable noncontrolling interests are measured at fair value, both at the date of acquisition and subsequently at each reporting period.  The redeemable noncontrolling interests are reported on the Unaudited Consolidated Balance Sheets in mezzanine equity in "Redeemable noncontrolling interests."

A reconciliation of redeemable noncontrolling interests for the three months ended March 31, 2013 and 2012, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$160,287	$127,045
Net income (loss) attributable to noncontrolling interests	21	(154)
Fair value adjustments(1)	42,768	52,214
Currency translation adjustments	(12,183)	4,211
Balance, end of period	$190,893	$183,316

(1)          The fair value of the redeemable noncontrolling interests was determined by industry peer comparable analysis and a discounted cash flow valuation model.

12.                              ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below provides the balances for each classification of accumulated other comprehensive loss as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Foreign currency translation adjustments, net of tax (1)	$(88,209)	$(23,786)
Net unrealized gain on marketable securities, net of tax (2)	149	110
Accumulated other comprehensive loss	$(88,060)	$(23,676)

(1)          Foreign currency translation adjustments, net of tax, includes net gains from fair value adjustments at March 31, 2013 of $56.1 million after tax ($97.9 million before tax) and net gains from fair value adjustments at December 31, 2012 of $23.8 million after tax ($38.7 million before tax) associated with net investment hedges (see Note 5).  The remaining balance in currency translation adjustments excludes income taxes due to the Company's practice and intention to reinvest the earnings of its foreign subsidiaries in those operations.

(2)          The unrealized gain before tax at March 31, 2013 and December 31, 2012 was $0.3 million and $0.2 million, respectively.

13.                               COMMITMENTS AND CONTINGENCIES

Litigation Related to Travel Transaction Taxes

The Company and certain third-party defendant online travel companies ("OTCs") are currently involved in approximately forty lawsuits, including certified and putative class actions, brought by or against states, cities and counties over issues involving the payment of travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.).  The Company's subsidiaries Lowestfare.com LLC and Travelweb LLC are named in some but not all of these cases.  Generally, each complaint alleges, among other things, that the defendants violated each jurisdiction's respective relevant travel transaction tax ordinance with respect to the charges and remittance of amounts to cover taxes under each law.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys' fees and other relief.  In addition, approximately seventy-five municipalities or counties, and at least thirteen states, have initiated audit proceedings (including proceedings initiated by more than forty municipalities in California), issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes.  Additional state and local jurisdictions are likely to assert that the Company is subject to travel transaction taxes and could seek to collect such taxes, retroactively and/or prospectively.

With respect to the principal claims in these matters, the Company believes that the laws at issue do not apply to the services it provides, namely the facilitation of travel reservations, and, therefore, that it does not owe the taxes that are claimed to be owed.  Rather, the Company believes that the laws at issue generally impose travel transaction taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations or other travel services.  In addition, in many of these matters, the taxing jurisdictions have asserted claims for "conversion" - essentially, that the Company has collected a tax and wrongfully "pocketed" those tax dollars - a claim that the Company believes is without basis and has vigorously contested.  The taxing jurisdictions that are currently involved in litigation and other proceedings with the Company, and that may be involved in future proceedings, have asserted contrary positions and will likely continue to do so.  From time to time, the Company has found it expedient to settle, and may in the future agree to settle, claims pending in these matters without conceding that the claims at issue are meritorious or that the claimed taxes are in fact due to be paid.

In connection with some of these tax audits and assessments, the Company may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the laws in judicial proceedings.  This requirement is commonly referred to as "pay to play" or "pay first."  For example, the City of San Francisco assessed the Company approximately $3.4 million (an amount that includes interest and penalties) relating to hotel occupancy taxes, which the Company paid in July 2009, and issued a second assessment totaling approximately $2.7 million, which the Company paid in January 2013.  Payment of these amounts, if any, is not an admission that the Company believes it is subject to such taxes and, even if such payments are made, the Company intends to continue to assert its position vigorously that it should not be subject to such taxes.  In the San Francisco action, for example, the court ruled in February 2013 that the Company and OTCs do not owe transient accommodations tax to the City and ordered the City to refund the pay first amounts paid in July 2009; the Company is also seeking a refund of the amounts paid first in January 2013. It is possible the City may take the position that it need not refund the pay first amounts until after it has exhausted all appeals.

In January 2013, the Tax Appeal Court for the State of Hawaii held that the Company and other OTCs are not liable for the State's transient accommodations tax, but held that the OTCs, including the Company, are liable for the State's general excise tax on the full amount the OTC collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel. The Company recorded an accrual for travel transaction taxes (including estimated interest and penalties), with a corresponding charge to cost of revenues, of approximately $16.5 million in December 2012 and approximately $18.7 million in the three months ended March 31, 2013, primarily related to this ruling. In April 2013, the Company paid approximately $10 million of the amount accrued in December 2012 prior to filing its notice of appeal of the Tax Appeal Court's decision, and may have to pay more to file further appeals of subsequent decisions.

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  For example, in September 2012, the Superior Court in the District of Columbia granted a summary judgment in favor of the city and against OTCs ruling that tax is due on an OTC's margin and service fee. As a result, the Company increased its accrual for travel transaction taxes (including estimated interest), with a corresponding charge to cost of revenues, by approximately $4.8 million in September 2012 and by approximately $5.6 million in the three months ended March 31, 2013. In addition, in October 2009, a jury in a San Antonio class action found that the Company and the other OTCs that are defendants in the lawsuit "control" hotels for purposes of the local hotel occupancy tax ordinances at issue and are, therefore, subject to the requirements of those ordinances. Defendants are appealing.

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

To the extent that any tax authority succeeds in asserting that the Company has a tax collection responsibility, or the Company determines that it has such a responsibility, with respect to future transactions, the Company may collect any such additional tax obligation from its customers, which would have the effect of increasing the cost of travel reservations to its customers and, consequently, could make the Company's travel reservation service less competitive (i.e., versus the websites of other OTCs or travel service providers) and reduce our travel reservation transactions; alternatively, the Company could choose to reduce the compensation for its services.  Either action could have a material adverse effect on the Company's business and results of operations.

In many of the judicial and other proceedings initiated to date, the taxing jurisdictions seek not only historical taxes that are claimed to be owed, but also, among other things, interest, penalties, punitive damages and/or attorney fees and costs.

Therefore, any liability associated with travel transaction tax matters is not constrained to the Company's liability for tax owed, but may also include, among other things, penalties, interest and attorneys' fees.  To date, the majority of the taxing jurisdictions in which the Company facilitates travel reservations have not asserted that taxes are due and payable on the Company's travel services.  With respect to taxing jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from the Company only on a prospective basis.

Reserve for Travel Transaction Taxes

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $78 million at March 31, 2013 and approximately $56 million at December 31, 2012 (which includes, among other things, amounts related to the litigation in the State of Hawaii, District of Columbia, and San Antonio). The accrual is based on the Company's estimate of the probable cost of resolving these issues. The Company's legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

Developments in and after the Quarter Ended March 31, 2013

In the quarter ending March 31, 2013, two new actions commenced. Fargo v. Expedia, Inc., et al., (filed February 2013) is an action brought by the City of Fargo, North Dakota against the Company and other OTC defendants asserting violation of the city's lodging and sales tax ordinances, as well claims for conversion, unjust enrichment and seeking injunctive relief. Warrenville, et. al v. Priceline.com Incorporated, et. al, (filed April 2013) is a putative class action filed on behalf of the City of Warrenville, Illinois and certain other municipalities in Illinois. Although the Company is a named defendant in the action, it has not yet received service on the matter. The complaint alleges violation of the municipalities' respective accommodations ordinances, conversion, civil conspiracy and unjust enrichment, and seeks a declaratory judgment. The Company intends to vigorously defend these claims. In addition, on March 27, 2013, the Company and other OTCs filed a petition for judicial review of the findings of fact, conclusions of law, decision and order of the Wyoming State Board of Equalization (issued February 28, 2013), finding that OTCs are subject to that state's accommodations tax. On April 23, 2013, the Wyoming Supreme Court accepted the OTC's appeal from the Board's decision.

On January 9, 2013, the court in Orbitz, LLC, et al. v. Broward County, Florida, et al. denied the county's motion for rehearing on its previous ruling (July 13, 2012) granting summary judgment to OTCs. The county filed a notice of appeal to the Florida First District Court of Appeal on February 5, 2013.
On January 16 and 17, 2013, the county plaintiffs in Wake County v. Hotels.com, LP, et al., Dare County v. Hotels.com, LP, et al., Buncombe County v. Hotels.com, LP, et al., and Mecklenburg County v. Hotels.com, LP. et al., (North Carolina, Superior Court, General Court of Justice; filed in 2006 and 2007), respectively, appealed the final judgment, entered December 27, 2012, in favor of the Company and other OTC defendants. Previously, on December 19, 2012, the trial court denied the Counties' motion for summary judgment and granted a motion for summary judgment in favor of the OTC defendants.
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

In City of Branson, Missouri v. Hotels.com, LP., et al. (Circuit Court of Greene County, Missouri), on January 23, 2013, the Missouri Court of Appeals, Northern Division, affirmed the judgment of the trial court (entered January 31, 2012) granting defendants' motion to dismiss. On March 1, 2013, the city moved for transfer of the case to the Missouri Supreme Court; on April 30, 2013, the court denied that motion.
On February 6, 2013, the Los Angeles Superior Court in Priceline.com, Inc., et al. v. City of San Francisco, California, et al. (California Superior Court, County of Los Angeles; filed in June 2009) granted summary judgment in favor of the Company and other OTCs, holding they are not liable to the City of San Francisco for transient occupancy taxes. The court also granted the OTCs' claim for a refund of the pay first amounts the OTCs paid to the city in July 2009. The Company expects the city to appeal.

It is not yet clear whether San Francisco will refund the pay first amounts prior to its appeal.

On February 8, 2013, the Tax Appeal Court of the State of Hawaii in In the Matter of the Appeal of priceline.com Incorporated (and a related action brought by Travelweb LLC) (Tax Appeal Court of the State of Hawaii) (filed July 3, 2012), entered an order denying the OTCs' motion for partial summary judgment relating to the general excise tax, holding that the Company and the other OTCs are liable for that tax on the full amount the OTC collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel.  The court denied the OTCs' motion for reconsideration on April 1, 2013. The Court has orally ruled that the Company will owe 50% penalties with respect to the alleged general excise tax liability, but has not yet issued an order specifying the amount of penalties to be imposed on the Company. On April 22, 2013, the Hawaii Supreme Court denied the OTCs' petition for writ of mandamus, which sought relief from the Tax Court's February 8 and April 1, 2013 orders and also from the "pay first" requirement to appeal the Tax Court's judgment. On April 30, 2013, the Company and other OTCs filed a notice of appeal of the Tax Court's February 8 and April 1, 2013 orders. The Company also intends to vigorously pursue an appeal of any order imposing penalties with respect to the alleged general excise tax liability.

On February 9, 2013, in Pine Bluff Advertising and Promotion Commission, Jefferson County, Arkansas, et al. v. Hotels.com, LP, et al. (filed in September 2009), the trial court certified the action as a class action. The Company and other defendants filed a notice of appeal of that decision on March 8, 2013.

On February 28, 2013, in Leon County, et al. v. Expedia, Inc., et al. (filed November 2009); (Florida First District Court of Appeal; filed in May 2012), the First District Court of Appeal affirmed summary judgment in favor of defendants. The appellate court denied the plaintiffs' motion for a rehearing en banc on April 16, 2013 and granted plaintiffs' request for certification to the Florida Supreme Court.

On March 12, 2013, in Expedia, Inc., et al. v. City and County of Denver, et al. (filed in March 2012), the court entered an order upholding the administrative hearing officer's opinion that OTCs are subject to accommodations tax, but also finding that the statute of limitations limits any recovery by the City of Denver to the period April 30, 2007 forward. The Company filed a notice of appeal of that decision on April 26, 2013.

On March 15, 2013, in City of San Diego, California v. Hotels.com L.P., et al. (California Court of Appeal), the City of San Diego filed its opening appellate brief. The Company and OTC litigants must file their responsive brief by May 15, 2013.

On March 29, 2013, in City of Gallup, New Mexico v. Hotels.com, L.P., et al. (filed in July 2007), the court granted summary judgment to defendants, dismissing the action. Plaintiffs filed a notice of appeal to the Tenth Circuit Court of Appeals on April 22, 2013.

On April 4, 2013, in City of San Antonio, Texas v. Hotels.com, L.P., et al. (U.S. District Court for the Western District of Texas; filed in May 2006), the court entered its judgment against the Company and other OTC defendants. Previously, on August 27, 2012, the court granted plaintiffs' motion to clarify its findings of fact and conclusions of law (issued July 1, 2011) to require the collection of hotel tax on the OTCs' separately stated service fee from the date of its findings going forward. On January 16, 2013 the court denied defendants' motion to amend its findings of fact and conclusion of law to enter judgment against plaintiffs and in favor of the OTC defendants based on the state appellate court decision in City of Houston, Texas v. Hotels.com, LP., et al. (District Court of Harris County, Texas; filed in March 2007). In City of Houston, on October 26, 2012, the Texas Supreme Court denied appellants' petition for writ of error. The Texas Supreme Court did not disturb the intermediate court's affirmance of the trial court's grant of summary judgment, which rested on the conclusion that the tax provisions at issue applied only to amounts paid to a hotel. In the City of San Antonio matter, on January 17, 2013, the court denied plaintiffs' motion to amend its findings of fact and conclusions of law regarding the calculation of penalties. The court rejected plaintiffs' request to remove its limitation that penalties shall not exceed 15% of the total amount of unpaid taxes due at the time of judgment. The Company is appealing the judgment.

On April 11, 2013, in County of Nassau v. Expedia, Inc., et al. (filed September 2011), the trial court certified the action as a class action. The Company and other OTC defendants filed a notice of appeal of that decision on April 26, 2013.

On April 18, 2013, in City of Los Angeles v. Hotels.com, et al., (CA Superior Court, Los Angeles County; filed in December 2004), the Los Angeles Superior Court granted the OTC defendants' motion for judgment granting a writ of mandamus, and denied the city's cross-motion for denial of a writ of mandate, holding the OTCs are not subject to the city's transient occupancy tax. The Company anticipates the city will appeal the decision.

On April 30, 2013, in Elizabeth McAllister, et al. v. Hotels.com L.P., et al., (Circuit Court of Saline County, Arkansas; filed in February 2011), the trial court granted the OTC defendants' motion to dismiss, holding plaintiffs lack standing.

The Company resolved two matters by agreement: Baltimore County, Maryland v. Priceline.com, Inc., et al. (filed in May 2010) was dismissed against the Company on January 7, 2013, and Montgomery County, Maryland v. Priceline.com, Inc., et al. (filed in December 2010) was dismissed against the Company on April 5, 2013. In addition, in State of Florida Attorney General v. Expedia, Inc., et al. (filed in November 2010), the Attorney General for the State of Florida filed a notice of voluntary dismissal on April 8, 2013.

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

•
City of Gallup, New Mexico v. Hotels.com, L.P., et al. (U.S. District Court for the District of New Mexico; filed in July 2007) ); (U.S. Court of Appeals for the Tenth Circuit; appeal filed in April 2013)

•
Pine Bluff Advertising and Promotion Commission, Jefferson County, Arkansas, et al. v. Hotels.com, LP, et al. (Circuit Court of Jefferson County, Arkansas; filed in September 2009); (Arkansas Supreme Court; appeal filed in March 2013)

•
County of Lawrence, Pennsylvania v. Hotels.com, L.P., et al. (Court of Common Pleas of Lawrence County, Pennsylvania; filed Nov. 2009); (Commonwealth Court of Pennsylvania; appeal filed in November 2010)

•	Elizabeth McAllister, et al. v. Hotels.com L.P., et al., (Circuit Court of Saline County, Arkansas; filed in February 2011)

•	Town of Breckenridge, Colorado v. Colorado Travel Company, LLC, et al. (District Court for Summit County, Colorado; filed in July 2011)

•	County of Nassau v. Expedia, Inc., et al. (Supreme Court of Nassau County, New York; filed in September 2011); ); (Appellate Division, Second Department; appeal filed in April 2013)

•	Warrenville, et al. v. Priceline.com Incorporated, et al. (U.S. District Court for the Northern District of Illinois; filed in April 2013; Company not served)

Actions Filed on Behalf of Individual Cities, Counties and States

Such actions include:

•	City of Chicago, Illinois v. Hotels.com, L.P., et al. (Circuit Court of Cook County Illinois; filed in November 2005)

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

•	Leon County, et al. v. Expedia, Inc., et al. (Second Judicial Circuit Court for Leon County, Florida; filed November 2009); (Florida First District Court of Appeal; filed in May 2012)

•	Leon County v. Expedia, Inc. et al. (Second Judicial Circuit Court for Leon County, Florida; filed in December 2009); (Florida First District Court of Appeal; filed in October 2012)

•	Hamilton County, Ohio, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District Of Ohio; filed in August 2010)

•	Montana Department of Revenue v. Priceline.com, Inc., et al. (First Judicial District Court of Lewis and Clark County, Montana; filed in November 2010)

•	District of Columbia v. Expedia, Inc., et al. (Superior Court of District of Columbia; filed in March 2011)

•	Volusia County, et al. v. Expedia, Inc., et al. (Circuit Court for Volusia County, Florida; filed in April 2011)

•	State of Mississippi v. Priceline.com Inc., et al., (Chancery Court of Hinds County, Mississippi; filed in January 2012)

•	County of Kalamazoo, Michigan v. Hotels.com L.P., et al. (Circuit Court for the County of Kalamazoo; filed August 2012)

•	Fargo v. Expedia, Inc. et al. (District Court for the County of Cass; filed in February 2013)

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

•
In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of the Tax Appeal of Travelweb LLC  (Tax Appeal Court of the State of Hawaii; filed in March 2011); In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of the Tax Appeal of Travelweb LLC (Tax Appeal Court of the State of Hawaii, filed in July 2012)

•	Expedia, Inc. et al. v. City of Portland (Circuit Court for Multnomah County, Oregon, filed in February 2012)

•	Expedia, Inc., et al. v. City and County of Denver, et al. (District Court for Denver County, Colorado, filed in March 2012)

•
Travelocity.com LP, et al., v. Wyoming Department of Revenue (District Court for the County of Laramie, 1st Judicial Dist.; petition for review filed and petition granted by Wyoming Supreme Court in April 2013)

Administrative Proceedings and Other Possible Actions

At various times, the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to the Company's charges and remittance of amounts to cover state and local travel transaction taxes.  Among others, the City of Phoenix, Arizona (on behalf of itself and 12 other Arizona cities); the City of Paradise Valley, Arizona; the City of Greenwood Village, Colorado; City of Littleton, Colorado; City of Golden, Colorado; City and County of Broomfield, Colorado; City of Colorado Springs, Colorado; City of Breckenridge, Colorado; City of Durango, Colorado; City of Grand Junction, Colorado; City of Greeley, Colorado; City of Lafayette, Colorado; City of Silverthorne, Colorado; City of Loveland, Colorado; City of Glendale, Colorado; City of Glenwood Springs, Colorado; City of Lakewood, Colorado; Arlington, Texas; Lake County, Indiana; Saratoga County, New York; and state tax officials from Arkansas, Colorado, Kentucky, Louisiana, Maryland, Michigan, Ohio, Pennsylvania, Texas, West Virginia, Wisconsin, and Wyoming have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local travel transaction taxes.  Between 2008 and 2010, the Company received audit notices from more than forty cities in the state of California.  The audit proceedings in those cities have not yet been active but are not yet concluded.  In June 2012, the City and County of San Francisco issued a second set of assessments to the Company, covering the period from the fourth quarter of 2008 through the fourth quarter of 2011. The Company administratively appealed those assessments, and the appeal was denied. At the conclusion of the administrative process, the Company paid the assessed amounts of approximately $2.7 million in January 2013 in order to be able to challenge the assessment in court. The Company filed a claim for refund, and the time for denial has now passed. The Company is working with San Francisco to determine whether to file an immediate appeal of the assessment or stipulate to a stay. In April 2013, the State of Hawaii issued a second set of assessments to the Company for both transient accommodations and general excise taxes; the Company intends to appeal the assessments. The Company has also been contacted for audit by five counties in the state of Utah, fifteen cities and counties in the state of Colorado, and by the City of St. Louis, Missouri.

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

Lawsuits Alleging Antitrust Violations

On August 20, 2012, one complaint was filed on behalf of a putative class of persons who purchased hotel room reservations from certain hotels (the "Hotel Defendants") through certain OTC defendants, including the Company.  The initial complaint, Turik v. Expedia, Inc., Case No. 12-cv-4365, filed in the U.S. District Court for the Northern District of California, alleges that the Hotel Defendants and the OTC defendants violated federal and state laws by entering into a conspiracy to enforce a minimum resale price maintenance scheme pursuant to which putative class members paid inflated prices for hotel room reservations that they purchased through the OTC defendants.  Thirty-one other complaints containing similar allegations have been filed in a number of federal jurisdictions across the country and one of them in Minnesota state court (which was then removed to federal court, the "Mooney Action"). Plaintiffs in these actions seek treble damages and injunctive relief.

The Judicial Panel on Multidistrict Litigation ("JPML") heard arguments on a motion for consolidation and transfer of pretrial proceedings under 28 U.S.C. § 1407 on November 29, 2012.  Pursuant to JPML orders, all of the cases other than the Mooney action were consolidated before Judge Boyle in the U.S. District Court for the Northern District of Texas.  On May 1, 2013, an amended consolidated complaint was filed. On January 29, 2013, plaintiff in the Mooney Action filed a voluntary notice of dismissal with prejudice. The case was dismissed with prejudice on January 31, 2013.

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

14.    ACQUISITION

In November 2012, the Company entered into a definitive agreement to acquire KAYAK Software Corporation ("KAYAK"), a leading travel meta-search website, in a stock and cash transaction. Under the terms of the agreement, the transaction values KAYAK at $1.8 billion ($1.65 billion net of cash acquired) or $40.00 per share of KAYAK common stock, with $500 million to be paid in cash, which is expected to be made from cash on hand in the United States, and $1.3 billion to be paid in shares of common stock and assumed stock options (subject to a volume-weighted average trading price calculation and a collar on the value of our common stock). The closing of the transaction is expected to occur on or about May 21, 2013.

The final purchase price will be based on the volume-weighted average trading price calculation and the collar on the value of the Company's common stock, and the closing price of priceline.com common stock at merger close. If the merger is approved, the Company's Unaudited Consolidated Financial Statements will include the accounts of KAYAK starting at the closing of the merger.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Unaudited Consolidated Financial Statements, including the notes to those statements, included elsewhere in this Form 10-Q, and the Section entitled “Special Note Regarding Forward-Looking Statements” in this Form 10-Q.  As discussed in more detail in the Section entitled “Special Note Regarding Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause those differences include those discussed in “Risk Factors" and elsewhere in this Form 10-Q.

Overview
     We are a leading online travel company that offers our customers hotel and accommodation reservations through the Booking.com, priceline.com and Agoda.com brands. In the United States, we also offer our customers reservations for car rentals, airline tickets, vacation packages, destination services and cruises through the priceline.com brand. We offer car rental reservations worldwide through rentalcars.com. We refer to our company and all of our subsidiaries and brands, including Booking.com, priceline.com, Agoda.com and rentalcars.com, collectively as the "Priceline Group," the "Company," "we," "our" or "us."

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

Over the last several years we have experienced strong growth in the number of hotel room night reservations booked through our hotel reservation services. We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the high growth of travel overall in emerging markets such as Asia-Pacific and South America, and the continued innovation and execution by our teams around the world to build hotel supply, content and distribution and to improve the customer experience on our websites. We experienced strong year-over-year growth in recent years, though that growth has generally decelerated. For example, in the first quarter of 2013, our hotel room night reservation growth was 38%, a substantial deceleration from 47% room night reservation growth in the first quarter of 2012. Given the sheer size of our hotel reservation business, we believe it is highly likely that our year-over-year growth rates will continue to decelerate, though the rate of deceleration may fluctuate. For example, our first quarter 2013 room-night growth of 38% was unchanged from the growth rate experienced in the fourth quarter of 2012, which in turn reflected slight acceleration from 36% in the third quarter of 2012. The fourth quarter growth was driven in part by high rates of growth in Asia-Pacific and South America, which typically represent a larger proportion of our business in the fourth quarter based on seasonality. The first quarter growth reflected improving results in our priceline.com business and strong results for our international businesses. However, we expect the long term deceleration trend to continue, and we therefore expect to experience further deceleration in growth rates in the second quarter of 2013 and beyond.

Many governments around the world, including the U.S. government and certain European governments, are operating at very large financial deficits. Failure to reach political consensus regarding workable solutions to these issues has resulted in a high level of uncertainty regarding the future economic outlook. This uncertainty, as well as concern over governmental austerity measures including higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand. Over the past year, we have experienced volatility in transaction growth rates and weaker trends in hotel average daily rates ("ADRs") across many regions of the world, particularly in those European countries that appear to be most affected by economic uncertainties. We believe that these business trends are likely impacted by weak economic conditions and sovereign debt concerns. The uncertainty of macro-economic factors and their impact on consumer behavior across regions, which may differ, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating - and we believe intend to further create - inroads into online travel, both in the United States and internationally. For example, following its acquisition of ITA Software, Inc., a major flight information software company, Google launched a flight search tool that enables consumers to find fares, schedules and availability directly on Google and generally excludes participation by online travel agents ("OTAs") such as us within the search results. Google has also invested in HomeAway, a publicly traded vacation home rental service, and launched "Hotel Finder," a utility that allows consumers to search and compare hotel accommodations based on parameters set by the consumer and that Google has at times placed at or near the top of hotel-related search results. In addition, Microsoft has launched Bing Travel, which searches for airfare and hotel reservations online and predicts the best time to purchase them. "Meta-search" services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., airlines or hotels), OTA and other websites and, in many instances, compete directly with us for customers. Furthermore, certain travel service providers limit OTA participation within the meta-search results. Some meta-search services that offer consumers the ability to make hotel reservations directly through their websites may evolve into more traditional OTAs. Meta-search services intend to appeal to consumers by showing more detailed travel search results than may be available through OTAs or other websites, which could lead to travel service providers or others gaining a larger share of search traffic or may ultimately lead to search engines executing transactions within their own websites. If Google (the largest search engine in the world), Bing or other leading search engines refer significant traffic to these or other travel services that they develop in the future, or otherwise favor supplier websites or other travel service websites over OTAs, including us, or if meta-search or travel research services limit our participation within their search results, it would likely become more difficult and expensive for us to generate traffic to our websites and therefore to maintain or grow our market share, which could have a material adverse effect on our business and results of operations.

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

There has been a proliferation of new channels through which hotels can offer hotel room reservations.  For example, some hotels offer room reservations through “daily deal” websites such as Groupon and Living Social, which sell coupons to customers at a substantial discount.  In 2011, Expedia, one of our largest competitors, entered into a partnership with Groupon to sell hotel room reservations to Groupon customers under the “Groupon Getaways” brand name. New entrants, such as BackBid, GuestMob, Tingo, Hipmunk and Room 77, have developed new and differentiated offerings that endeavor to provide savings on hotel rooms to consumers and that compete directly with us.  If any of these new services are successful, we may experience less demand for our services and are likely to face more competition for access to the limited supply of discounted hotel room rates.

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

Apple, Inc., one of the most successful companies in the world and producer of, among other things, the iPhone and iPad, obtained a patent for "iTravel," a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple's most recent iPhone operating system includes "Passbook," a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and along with iTravel, may be indicative of Apple's intent to enter the travel reservations business in some capacity. Apple has substantial market share in the smart phone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps and has access to greater resources than we have. Apple may use or expand iTravel, Passbook, Siri (Apple's voice recognition “concierge” service) or another mobile app as a means of entering the travel reservations marketplace. Similarly, Google's Android operating system is the leading smart phone operating system in the world. As a result, Google could leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. To the extent Apple or Google use their mobile operating systems or app distribution channels to favor their own travel service offerings, our business could be harmed.

We use online search engines, price comparison and travel research services, and affiliate marketing as primary means of generating traffic to our websites. As a result, our online advertising expense has increased significantly in recent years, a trend we expect to continue. In addition, our online advertising has grown faster than our gross profit due to (1) lower returns on investment ("ROIs") from our online advertising, (2) brand mix within The Priceline Group and (3) channel mix within certain of our brands. Our online advertising ROIs have recently been down year-over-year. Furthermore, our international brands are growing faster than our priceline.com U.S. brand, and spend a higher percentage of gross profit on online advertising. Finally, certain of our brands are obtaining an increasing share of traffic through paid online advertising channels.

Advertising efficiency is impacted by a number of factors that are subject to variability, including ADRs, costs per click, cancellation rates, foreign exchange rates and the extent to which we are successful in converting paid traffic to booking customers and then having customers return directly to our websites and mobile apps for future bookings.

International Trends. The size of the travel market outside of the United States is substantially greater than that within the United States. Historically, Internet adoption rates and e-commerce adoption rates of international consumers have trailed those of the United States. However, international consumers are rapidly moving to online means for purchasing travel. Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States. We expect that over the long-term, international online travel growth rates will follow a similar trend to that experienced in the United States. In addition, the base of hotel properties in Europe and Asia is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains. We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States. Our growth has primarily been generated by our international hotel reservation service brands, Booking.com and Agoda.com. Booking.com, our most significant brand, includes over 295,000 hotels and accommodations on its website as of May 3, 2013 (updated property counts are available on the Booking.com website). Booking.com has added properties over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America. An increasing amount of our business from both a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate. We believe that the opportunity to continue to grow our business exists for the markets in which we operate. We believe these trends and factors have enabled us to become the leading online hotel and accommodation reservation service provider in the world as measured by room nights booked.

As our international business represents the substantial majority of our results, we expect to continue to see our operating results and other financial metrics largely driven by international performance. For example, certain newer markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding properties to our websites. Many of the newer properties we add, especially in highly penetrated markets, may have fewer rooms, lower ADRs or higher credit risk, and may appeal to a smaller subset of customers (for example, hostels and bed and breakfasts), and therefore may also negatively impact our margins over time.

Another impact of the size of our international business is our exposure to foreign currency exchange risk. Because we are conducting a substantial majority of our business outside the United States and are reporting our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international business are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation. For example, a strengthening of the Euro increases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars, while a weakening of the Euro decreases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars. Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt have had difficulty refinancing their debt. Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may be more widespread and could include the United States, has led to significant volatility in the exchange rate between the Euro, the U.S. Dollar and other currencies. We generally enter into derivative instruments to minimize the impact of short-term currency fluctuations on our consolidated operating results. However, such derivative instruments are short term in nature and not designed to hedge against currency fluctuation that could impact our foreign currency denominated gross bookings, revenue or gross profit (see Note 5 to the Unaudited Consolidated Financial Statements for additional information on our derivative contracts). For the three months ended March 31, 2013, compared to the same period in 2012, revenue from our international business grew year-over-year approximately 45% as reported in U.S. Dollars and on a local currency basis.

Domestic Trends. Competition in domestic online travel remains intense and online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantages. In particular, the competition to provide "opaque" hotel reservation services to consumers, an area in which our priceline.com U.S. business has been a leader, has become more intense. For example, Expedia makes opaque hotel room reservations available on its principal website under the name "Expedia Unpublished Rates" and has supported this initiative with steeper discounts through lower margins. As with our opaque Name Your Own Price® hotel booking service, the name of the hotel is not disclosed until after booking. We believe these offerings, in particular "Expedia Unpublished Rates", have adversely impacted the market share and year-over-year growth rate for our opaque hotel service, which experienced a decline in room night reservations in 2012 compared to 2011 and a slight decline in room night reservations in the three months ended March 31, 2013 compared to the same period in 2012. This decline may have been exacerbated by a shift in our advertising beginning in 2012 to focus on our non-opaque hotel reservation services. In addition, some hotels offer discounted room reservations through "daily deal" websites such as Groupon and Living Social. If Expedia or others are successful in growing their opaque and semi-opaque hotel reservation services, and/or "daily deal" websites are successful in garnering a sizable share of discounted hotel bookings, we may have less consumer demand for our opaque and semi-opaque hotel reservation services over time, and we would face more competition for access to the limited supply of discounted hotel room rates. In an effort to compete more effectively against these new offerings, in 2012 we launched Express Deals, a semi-opaque price-disclosed hotel reservation service. However, Express Deals may not be successful at recovering or growing domestic hotel reservation service market share. As a result, our share of the discount hotel reservation market in the United States could further decrease.

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

Domestic airlines have reduced capacity and increased fares since the latter part of 2009, a trend which may continue. Decreases in capacity reduce the amount of airline tickets available, while significant increases in average airfares have adversely impacted leisure travel demand. Reduced airline capacity and demand negatively impact our priceline.com air ticket reservation business, which in turn has negative repercussions on our priceline.com hotel and rental car businesses. Our Name Your Own Price® rental car business was negatively impacted in 2012 by an increase in the utilization of rental car fleets, resulting in less opaque rental car availability. Although availability improved for us in the first quarter of 2013, we expect continued variability in the breadth and depth of discounted airline tickets and rental car rates made available to us in the future, depending on market conditions from time to time.

Seasonality. A meaningful amount of retail gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. However, we generally do not recognize associated revenue until future quarters when the travel occurs. From a cost perspective, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated. As a result, we typically experience our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of booking and travel consumption for the year for our North American and European businesses. However, we experience the highest levels of booking and travel consumption for our Asia-Pacific and South American businesses in the first and fourth quarters. Therefore, if these businesses continue to grow faster than our North American and European businesses, our operating results for the first and fourth quarters of the year may become more significant over time as a percentage of full year operating results. In addition, our Name Your Own Price® services are generally non-refundable in nature, and accordingly, we recognize travel revenue at the time a booking is generated. However, we recognize revenue generated from our retail hotel services at the time that the customer checks out of the hotel. Therefore, if our retail hotel business continues to grow faster than our Name Our Own Price® services, we expect our quarterly results to become increasingly impacted by these seasonal factors. In addition, the date on which Easter falls can have an impact on our first and second quarters. For example, in 2013 our first quarter growth rates in revenue, gross profit and operating income were favorably affected as a result of Easter falling in the first quarter as compared to the same period in 2012, and therefore those growth rates could be negatively impacted in our second quarter 2013 as compared to the same period in 2012.

Other Factors. We believe that our success will depend in large part on our ability to continue to profitably grow our brands worldwide, and, over time, to offer other travel services and further expand into other international markets. Factors beyond our control, such as worldwide recession, higher oil prices, terrorist attacks, unusual weather patterns, natural disasters such as earthquakes, hurricanes, tsunamis, floods, volcanic eruptions (such as the April 2010 eruption of a volcano in Iceland), travel related health concerns including pandemics and epidemics such as Influenza H1N1, avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities or travel related accidents, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.

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

We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve long-term operating results, even if those expenditures create pressure on operating margins. We have experienced pressure on operating margins as we prioritize initiatives that drive growth. We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, mergers and acquisitions. Our goal is to grow gross profit and achieve healthy operating margins in an effort to maintain profitability. The uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we may not be able to sustain gross profit growth and profitability.

In November 2012, we entered into a definitive agreement to acquire KAYAK Software Corporation, a leading travel meta-search service, in a stock and cash transaction. Under the terms of the agreement, the transaction values KAYAK at $1.8 billion ($1.65 billion net of cash acquired) or $40 per share of KAYAK common stock, with $500 million to be paid in cash, which is expected to be made from cash on hand in the United States, and $1.3 billion to be paid in shares of our common stock and assumed stock options (subject to a volume-weighted average trading price calculation and a collar on the value of our common stock). The closing of the transaction is expected to occur on or about May 21, 2013.

Results of Operations

Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012

Operating Metrics

Our financial results are driven by certain operating metrics that encompass the booking activity generated by our travel services.  Specifically, reservations of hotel room nights, rental car days and airline tickets capture the volume of units purchased by our customers.  Gross bookings is an operating and statistical metric that captures the total dollar value, generally inclusive of taxes and fees, of all travel services booked by our customers and is widely used in the travel business.  International gross bookings reflect gross bookings generated principally by our Booking.com, Agoda.com and rentalcars.com businesses and domestic gross bookings reflect gross bookings generated principally by our priceline.com business, in each case without regard to the travel destination or the location of the customer purchasing the travel.

Gross bookings resulting from hotel room nights, rental car days and airline tickets reserved through our international and U.S. operations for the three months ended March 31, 2013 and 2012 were as follows (numbers may not total due to rounding):

	Three Months Ended March 31, (in millions)
	2013	2012	Change
International	$7,783	$5,451	42.8%
Domestic	1,370	1,260	8.7%
Total	$9,153	$6,712	36.4%

Gross bookings increased by 36.4% for the three months ended March 31, 2013, compared to the same period in 2012 (growth on a local currency basis was approximately 37%), principally due to 37.7% growth in hotel room night reservations and a 43.3% growth in rental car day reservations.  The 42.8% increase in international gross bookings for the three months ended March 31, 2013 (growth on a local currency basis was approximately 43%) was primarily attributable to growth in hotel room night reservations for our Booking.com and Agoda.com businesses, as well as growth in rental car day reservations for our rentalcars.com business.  Domestic gross bookings increased by 8.7% for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to an increase in priceline.com's price-disclosed and Name Your Own Price® services, other than opaque hotel, and associated higher average prices for hotel room nights, rental car days and airline tickets. Our opaque hotel business experienced a slight decline in hotel room night reservations in the three months ended March 31, 2013, compared to the same period in 2012.

Gross bookings resulting from reservations of hotel room nights, rental car days and airline tickets made through our agency and merchant models for the three months ended March 31, 2013 and 2012 were as follows (numbers may not total due to rounding):

	Three Months Ended March 31, (in millions)
	2013	2012	Change
Agency	$7,648	$5,528	38.3%
Merchant	1,505	1,184	27.1%
Total	$9,153	$6,712	36.4%

Agency gross bookings increased 38.3% for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to growth in Booking.com hotel room night reservations, as well as priceline.com agency price-disclosed hotel room nights and rental car days. Merchant gross bookings increased 27.1% for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to an increase in the sale of Agoda.com hotel room night reservations, rentalcars.com rental car day reservations and priceline.com merchant price-disclosed room night reservations and Name Your Own Price® rental car and air reservations. Our opaque hotel business experienced a slight decline in hotel room night reservations in the three months ended March 31, 2013, compared to the same period in 2012, due to the competitive pressures discussed above in Domestic Trends.

	Hotel Room Nights	Rental Car Days	Airline Tickets

Three Months ended March 31, 2013	63.2 million	9.9 million	1.7 million

Three Months ended March 31, 2012	45.9 million	6.9 million	1.6 million

Hotel room night reservations increased by 37.7% for the three months ended March 31, 2013, compared to the same period in 2012, principally due to an increase in Booking.com, Agoda.com and priceline.com price-disclosed hotel room night reservations, partially offset by a slight decline in opaque hotel room night reservations.  Booking.com, our most significant brand, currently includes over 295,000 hotels and accommodations on its website as of May 3, 2013 (updated hotel and accommodations are available on the Booking.com website).  Booking.com has added hotels and accommodations over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America.  An increasing amount of our business from a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate and our core European market.  Our U.S. priceline.com agency hotel reservations benefited from the integration of hotels from the Booking.com extranet on the priceline.com website.

Rental car day reservations increased by 43.3% for the three months ended March 31, 2013, compared to the same period in 2012, due primarily to an increase in rental car day reservations for rentalcars.com and priceline.com.

Airline ticket reservations increased by 1.4% for the three months ended March 31, 2013, compared to the same period in 2012, due to an increase in Name Your Own Price® and price-disclosed airline ticket reservations for the three months ended March 31, 2013, compared to the same period in 2012.

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

•	Other revenues are derived primarily from advertising on our websites.

	Three Months Ended March 31,
	$000
	2013	2012	Change
Agency Revenues	$769,928	$537,627	43.2%
Merchant Revenues	528,564	496,409	6.5%
Other Revenues	3,520	3,211	9.6%
Total Revenues	$1,302,012	$1,037,247	25.5%

 Agency Revenues

Agency revenues for the three months ended March 31, 2013 increased 43.2%, compared to the same period in 2012, primarily as a result of growth in the business of Booking.com.  Our U.S. agency revenues benefited from the integration of hotels from the Booking.com extranet on the priceline.com website as well as growth in our priceline.com retail rental car business.

Merchant Revenues

Merchant revenues for the three months ended March 31, 2013 increased 6.5%, compared to the same period in 2012, primarily due to increases in our Agoda.com hotel business, rentalcars.com rental car business and priceline.com Name Your Own Price® rental car, merchant price-disclosed hotel and Name Your Own Price® air businesses, partially offset by a decline in Name Your Own Price® hotel revenues. Merchant revenue growth over the prior year period was substantially lower than merchant gross bookings growth because our merchant revenues are disproportionately affected by our Name Your Own Price® business. Name Your Own Price® revenues are recorded “gross” with a corresponding supplier cost recorded in cost of revenues, and represented a smaller percentage, year-over-year, of total revenues compared to our faster-growing Agoda.com and rentalcars.com businesses, which are recorded in revenue "net" of supplier cost. As a result, we believe that gross profit is an important measure of evaluating growth in our business.

Other Revenues

Other revenues during the three months ended March 31, 2013 consisted primarily of advertising revenues.  Other revenues for the three months ended March 31, 2013 increased compared to the same period in 2012.

Cost of Revenues

	Three Months Ended March 31,
	$000
	2013	2012	Change
Cost of Revenues	$292,347	$293,959	(0.5)%

For the three months ended March 31, 2013, cost of revenues consisted primarily of: (1) the cost of Name Your Own Price® hotel room reservations from our suppliers, net of applicable taxes, (2) the cost of Name Your Own Price® rental cars from our suppliers, net of applicable taxes; (3) the cost of Name Your Own Price® airline tickets, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; and (4) the cost related to accruals for travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.). Cost of revenues for the three months ended March 31, 2013 included an accrual of approximately $20.5 million (including estimated interest and penalties) for travel transaction taxes, principally related to unfavorable rulings in the State of Hawaii and the District of Columbia. Cost of revenues for the three months ended March 31, 2013 decreased by 0.5%, compared to the same period in 2012, primarily due to a decrease in our Name Your Own Price® hotel business, partially offset by an increase in merchant price-disclosed and semi-opaque hotel room and rental car reservations which are recorded in merchant revenues net of the amounts paid to travel service providers.

Gross Profit

	Three Months Ended March 31,
	$000
	2013	2012	Change
Gross Profit	$1,009,665	$743,288	35.8%
Gross Margin	77.5%	71.7%

Total gross profit for the three months ended March 31, 2013 increased by 35.8% compared to the same period in 2012, primarily as a result of increased revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three months ended March 31, 2013 compared to the same period in 2012, because our revenues are disproportionately affected by our Name Your Own Price® business. Name Your Own Price® revenues are recorded “gross” with a corresponding travel service provider cost recorded in cost of revenues, and in the three months ended March 31, 2013 represented a smaller percentage of total revenues than in the same period in 2012. Our retail price-disclosed and semi-opaque businesses, which are recorded in revenue "net" of supplier cost have been growing faster than our Name Your Own Price® businesses. As a result, we believe that gross profit is an important measure of evaluating growth in our business. Our international operations accounted for approximately $894.4 million of our gross profit for the three months ended March 31, 2013, which compares to $616.6 million for the same period in 2012. Gross profit attributable to our international operations increased, on a local currency basis, by approximately 45% for the three months ended March 31, 2013, compared to the same period in 2012. Gross profit attributable to our priceline.com U.S. business decreased by approximately 9% for the three months ended March 31, 2013, compared to the same period in 2012, principally due to an accrual for travel transaction taxes, primarily related to unfavorable rulings in the State of Hawaii and the District of Columbia.

Operating Expenses

Advertising

	Three Months Ended March 31,
	$000
	2013	2012	Change
Online Advertising	$403,153	$277,136	45.5%
% of Total Gross Profit	39.9%	37.3%
Offline Advertising	$27,729	$11,157	148.5%
% of Total Gross Profit	2.7%	1.5%

Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; (4) banner and pop-up advertisements; and (5) e-mail campaigns. For the three months ended March 31, 2013, online advertising expenses increased over the same period in 2012, primarily to support increased gross bookings. Online advertising as a percentage of gross profit increased for the three months ended March 31, 2013, compared to the same period in 2012, due to (1) lower ROIs from our online advertising, (2) brand mix within The Priceline Group and (3) channel mix within certain of our brands. Our online advertising ROIs have recently been down year-over-year. Furthermore, our international brands are growing faster than our priceline.com U.S. brand, and spend a higher percentage of gross profit on online advertising. Finally, certain of our brands are obtaining an increasing share of traffic through paid online advertising channels.

Offline advertising expenses are related to our television, print and radio advertising for our priceline.com and Booking.com businesses. For the three months ended March 31, 2013, offline advertising increased 148.5% compared to the same period in 2012, due mainly to Booking.com launching in the United States its first offline advertising campaign in 2013.

Sales and Marketing

	Three Months Ended March 31,
	$000
	2013	2012	Change
Sales and Marketing	$52,263	$45,537	14.8%
% of Total Gross Profit	5.2%	6.1%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-parties that provide call center, website content translations and other services; (3) provisions for bad debt, primarily related to agency hotel commission receivables; and (4) provisions for credit card chargebacks. For the three months ended March 31, 2013, sales and marketing expenses, which are substantially variable in nature, increased over the same period in 2012, primarily due to increased gross booking volumes as well as expenses related to increased content translations. Sales and marketing expenses as a percentage of gross profit are typically higher for our merchant business which incurs credit card processing fees. Our merchant business grew more slowly than our agency business, and as a result, sales and marketing expenses as a percentage of total gross profit for the three months ended March 31, 2013, declined compared to the same period in 2012. In addition, our Agoda.com business experienced a decline in its sales and marketing expense per transaction.

Personnel

	Three Months Ended March 31,
	$000
	2013	2012	Change
Personnel	$134,218	$100,676	33.3%
% of Total Gross Profit	13.3%	13.5%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes and employee health benefits. For the three months ended March 31, 2013, personnel expenses increased over the same period in 2012, due primarily to increased headcount to support the growth of our businesses. Stock-based compensation expense was approximately $21.7 million for the three months ended March 31, 2013, compared to $16.5 million for the three months ended March 31, 2012.

General and Administrative

	Three Months Ended March 31,
	$000
	2013	2012	Change
General and Administrative	$50,161	$40,674	23.3%
% of Total Gross Profit	5.0%	5.5%

General and administrative expenses consist primarily of: (1) personnel related expenses such as recruiting, training and travel expenses; (2) fees for outside professionals, including litigation expenses; and (3) occupancy expenses. General and administrative expenses increased during the three months ended March 31, 2013 over the same period in 2012, primarily due to higher recruiting, training and travel expenses related to increased headcount in all our businesses. General and administrative expenses for three months ended March 31, 2013 included approximately $2 million of professional fees related to the acquisition of KAYAK. General and administrative expenses for the three months ended March 31, 2012 included a charge of approximately $3 million related to certain leased space that was vacated in connection with the relocation of Booking.com's headquarters to a new location in Amsterdam.

Information Technology

	Three Months Ended March 31,
	$000
	2013	2012	Change
Information Technology	$13,222	$10,735	23.2%
% of Total Gross Profit	1.3%	1.4%

Information technology expenses consist primarily of: (1) outsourced data center costs relating to our U.S. and international data centers; (2) system maintenance and software license fees; (3) data communications and other expenses associated with operating our services; and (4) payments to outside consultants. For the three months ended March 31, 2013, the increase in information technology expenses compared to the same period in 2012 was due primarily to growth in our worldwide operations.

Depreciation and Amortization

	Three Months Ended March 31,
	$000
	2013	2012	Change
Depreciation and Amortization	$19,080	$15,842	20.4%
% of Total Gross Profit	1.9%	2.1%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation on computer equipment; (3) amortization of internally developed and purchased software; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures. For the three months ended March 31, 2013, depreciation expense increased from the same period in 2012 due principally to capital expenditures for additional data center capacity and office build outs to support growth and geographic expansion, principally related to our Booking.com brand.

Other Income (Expense)

	Three Months Ended March 31,
	$000
	2013	2012	Change
Interest Income	$874	$1,098	(20.4)%
Interest Expense	(17,329)	(11,258)	53.9%
Foreign Currency Transactions and Other	(2,942)	(2,376)	23.8%
Total	$(19,397)	$(12,536)	54.7%

For the three months ended March 31, 2013, interest income on cash and marketable securities decreased over the same periods in 2012, primarily due to lower yields partially offset by an increase in the average balance invested. Interest expense increased for the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to an increase in the average outstanding debt resulting from the March 2012 issuance of $1.0 billion aggregate principal amount of convertible senior notes.

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operating results into U.S. Dollars upon consolidation resulted in foreign exchange gains of $0.4 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively, and are recorded in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations.

Foreign exchange transaction losses, including costs related to foreign exchange transactions, resulted in losses of $3.3 million and $3.1 million for the three months ended March 31, 2013 and 2012, respectively, and are recorded in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations.

Income Taxes

	Three Months Ended March 31,
	$000
	2013	2012	Change
Income Tax Expense	$46,150	$47,179	(2.2)%

Our effective tax rate for the three months ended March 31, 2013 was 15.9% as compared to 20.6% in the three months ended March 31, 2012. Our effective tax rate is lower for the first quarter of 2013, compared to the same period in 2012, due to growth in our international businesses. Additionally, our effective tax rate differs from the expected tax provision at the U.S. statutory tax rate of 35%, principally due to lower tax rates outside the United States, including the Innovation Box Tax benefit discussed below, partially offset by state income taxes and certain non-deductible expenses.

Effective January 1, 2010, the Netherlands modified its corporate income tax law related to income generated from qualifying "innovative" activities (the "Innovation Box Tax"). Earnings that qualify for the Innovation Box Tax are taxed at the rate of 5% rather than the Dutch statutory rate of 25.0%. The Dutch tax authorities required that the Innovation Box Tax benefit be phased in over a multi-year period. The benefit was fully phased in for the Company in 2012. The amount of qualifying earnings expressed as a percentage of the total pretax earnings in the Netherlands will vary depending upon the level of total pretax earnings that is achieved in any given year. The ruling from the Dutch tax authorities is valid through December 31, 2014.

In order to be eligible for Innovation Box Tax treatment, Booking.com must, among other things, apply for and obtain a research and development (“R&D”) certificate from a Dutch governmental agency every six months confirming that the activities that Booking.com intends to be engaged in over the subsequent six month period are “innovative.”  The R&D certificate is current but should Booking.com fail to secure such a certificate in any future period - for example, because the governmental agency does not view Booking.com's new or anticipated activities as innovative - or should this agency determine that the activities contemplated to be performed in a prior year were not performed as contemplated or did not comply with the agency's requirements, Booking.com may lose its certificate and, as a result, the Innovation Box Tax benefit may be reduced or eliminated.

Although Booking.com intends to apply for continued Innovation Box Tax treatment for future periods, Booking.com's application may not be accepted, or, if accepted, the amount of qualifying earnings may be reduced or the applicable tax rate at that time on qualifying earnings may be higher than the current rate. In addition, the tax law may change in 2013 and/or future years resulting in a reduction or elimination of the tax benefit.

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

Redeemable Noncontrolling Interests

	Three Months Ended March 31,
	$000
	2013	2012	Change
Net income (loss) attributable to noncontrolling interests	$21	$(154)	(113.6)%

For the three months ended March 31, 2013, results of operations attributable to noncontrolling interests resulted in net income, compared to net loss for the same period in 2012, due mainly to improved year-over-year operating performance for the rentalcars.com business, partially offset by a reduction in redeemable noncontrolling interests from 19.0% in April 2011 to 12.7% in April 2012. In April 2013, we purchased the remaining outstanding shares underlying redeemable noncontrolling interests.

Liquidity and Capital Resources

As of March 31, 2013, we had $5.2 billion in cash, cash equivalents and short-term investments. Approximately $3.0 billion of our cash, cash equivalents and short-term investments are held by our international subsidiaries and are denominated primarily in Euros and, to a lesser extent, in British Pounds Sterling and other currencies. We currently intend to permanently reinvest this cash in our foreign operations. We could not repatriate this cash to the United States without utilizing our net operating loss carryforwards and potentially incurring additional tax payments in the United States. Cash equivalents and short-term investments are primarily comprised of foreign and U.S. government securities and bank deposits.

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

The revolving credit facility provides for the issuance of up to $100.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of March 31, 2013, there were no borrowings under the facility, and approximately $1.9 million of letters of credit were issued under the facility.

As of March 31, 2013, we have a remaining authorization from our Board of Directors to repurchase $459.2 million of our common stock. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital, and other factors.

In April 2013, we purchased the remaining outstanding shares underlying redeemable noncontrolling interests in TravelJigsaw Holdings Limited for an aggregate purchase price of approximately $192.5 million. See Note 11 to the Unaudited Consolidated Financial Statements for further details.

Our merchant transactions are structured such that we collect cash up front from our customers and then we pay most of our suppliers at a subsequent date. We therefore tend to experience significant swings in deferred merchant bookings and supplier payables depending on the absolute level of our merchant transactions during the last few weeks of every quarter.

In November 2012, we entered into a definitive agreement to acquire KAYAK Software Corporation, a leading travel meta-search service, in a stock and cash transaction. Under the terms of the agreement, the transaction values KAYAK at $1.8 billion ($1.65 billion net of cash acquired) or $40 per share of KAYAK common stock, with $500 million to be paid in cash, which is expected to be made from cash on hand in the United States, and $1.3 billion to be paid in shares of our common stock and assumed stock options (subject to a volume-weighted average trading price calculation and a collar on the value of our common stock). The closing of the transaction is expected to occur on or about May 21, 2013.
Net cash provided by operating activities for the three months ended March 31, 2013, was $183.1 million, resulting from net income of $244.3 million and a favorable impact of $50.4 million for non-cash items not affecting cash flows, partially offset by net unfavorable changes in working capital of $111.6 million. For the three months ended March 31, 2013, prepaid expenses and other current assets increased by $208.0 million, principally related to a $224.0 million prepayment of income taxes for 2013 by Booking.com to earn a prepayment discount. For the three months ended March 31, 2013, accounts receivable increased $115.2 million, primarily due to increases in business volumes. For the three months ended March 31, 2013, accounts payable, accrued expenses and other current liabilities increased by $188.1 million, primarily related to increases in business volumes combined with an accrual of approximately $35 million for withholding taxes paid in April 2013 for stock-based awards that vested in the first quarter of 2013, partially offset by a reduction in compensation payable as a result of 2012 bonuses being paid in the first quarter of 2013. For the three months ended March 31, 2013, other working capital changes resulted in a favorable impact of $23.4 million due to an accrual of approximately $20.5 million for travel transaction taxes (including estimated interest and penalties), principally related to unfavorable rulings in the State of Hawaii and the District of Columbia. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount of our convertible notes, and deferred income taxes.

Net cash provided by operating activities for three months ended March 31, 2012, was $182.4 million, resulting from net income of $181.8 million and a favorable impact of $49.4 million for non-cash items not affecting cash flows, partially offset by net unfavorable changes in working capital of $48.9 million. For the three months ended March 31, 2012, prepaid and other current assets increased by $145.3 million, principally due to a $165.6 million prepayment of income taxes for 2012 by Booking.com to earn a prepayment discount. Accounts receivable increased $58.2 million for the three months ended March 31, 2012, primarily due to increases in business volumes. For the three months ended March 31, 2012, accounts payable, accrued expenses and other current liabilities increased by $153.2 million, primarily related to increases in business volumes combined with an accrual of approximately $50 million for withholding taxes paid in April 2012 for stock-based awards that vested in the first quarter of 2012, partially offset by a reduction in compensation payable as a result of 2011 bonuses paid in the first quarter of 2012. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount of our convertible notes, and deferred income taxes.

Net cash used in investing activities was $16.0 million for the three months ended March 31, 2013. Investing activities for the three months ended March 31, 2013 were mainly affected by net payments of $17.5 million for the settlement of foreign currency contracts offset by net sales of investments of $17.3 million. Net cash used in investing activities was $371.5 million for the three months ended March 31, 2012. Investing activities for the three months ended March 31, 2012 were mainly affected by net purchases of investments of $376.1 million and payments of $13.3 for acquisitions, partially offset by cash proceeds of $32.2 million for the settlement of foreign currency contracts. Cash invested in purchase of property and equipment was $15.0 million and $13.7 million in the three months ended March 31, 2013 and 2012, respectively.

Net cash used in financing activities was $71.0 million for the three months ended March 31, 2013. The cash used in financing activities for the three months ended March 31, 2013 was primarily related to treasury stock purchases of $76.4 million, partially offset by $4.4 million of excess tax benefits from stock-based compensation and $1.0 million of proceeds from the exercise of employee stock options. Net cash provided by financing activities was approximately $730.5 million for the three months ended March 31, 2012. The cash provided by financing activities for the three months ended March 31, 2012 was primarily related to proceeds from the issuance of convertible senior notes with an aggregate principal amount of $1.0 billion, $1.0 million of proceeds from the exercise of employee stock options, and $4.0 million of excess tax benefits from stock-based compensation, partially offset by treasury stock purchases of $254.2 million, and $20.3 million of debt issuance costs.

Contingencies

A number of jurisdictions have initiated lawsuits against online travel companies, including us, related to, among other things, the payment of travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.). In addition, a number of U.S. states, counties and municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes. To date, the majority of taxing jurisdictions in which we facilitate the making of travel reservations have not asserted that taxes are due and payable on our travel services. With respect to jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from us only on a prospective basis. See Note 13 to the Unaudited Consolidated Financial Statements for a description of these pending cases and proceedings, and Part II Item 1A Risk Factors - "Adverse application of state and local tax laws could have an adverse effect on our business and results of operations" in this Quarterly Report.

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

To the extent that any tax authority succeeds in asserting that we have a tax collection responsibility, or we determine that we have such a responsibility, with respect to future transactions, we may collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of travel reservations to our customers and, consequently, could make our travel reservation services less competitive (i.e., versus the websites of other online travel companies or travel service providers) and reduce our travel reservation transactions; alternatively, we could choose to reduce the compensation for our services on travel transactions. Either action could have a material adverse effect on our business and results of operations.

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, we have established an accrual for the potential resolution of issues related to travel transaction taxes in the amount of approximately $78 million at March 31, 2013 and approximately $56 million at December 31, 2012 (which includes, among other things, amounts related to the litigation in the State of Hawaii, District of Columbia and San Antonio). The accrual is based on our estimate of the probable cost of resolving these issues. Our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made. We believe that even if we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash, it would not have a material impact on our liquidity.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Sections of this Form 10-Q including, in particular, our Management's Discussion and Analysis of Financial Condition and Results of Operations above and the Risk Factors contained in Part II Item 1A hereof, contain forward-looking statements.  These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict; therefore, actual results could differ materially from those described in the forward-looking statements.

Expressions of future goals and expectations and similar expressions, including “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “targets,” or “continue,” reflecting something other than historical fact are intended to identify forward-looking statements.  Our actual results could differ materially from those described in the forward-looking statements for various reasons including the risks we face which are more fully described in Part II Item 1A, Risk Factors.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  However, readers should carefully review the reports and documents we file or furnish from time to time with the Securities and Exchange Commission, particularly our Annual Report on Form 10-K for the year ended December 31, 2012, and our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

We did not experience any material changes in interest rate exposures during the three months ended March 31, 2013. Based upon economic conditions and leading market indicators at March 31, 2013, we do not foresee a significant adverse change in interest rates in the near future.

Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available for sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis points (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of March 31, 2013 of approximately $10 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of March 31, 2013, the outstanding aggregate principal amount of our debt is $1.6 billion. We estimate that the market value of such debt was approximately $2.4 billion as of March 31, 2013. A substantial portion of the market value of our debt in excess of the outstanding principal amount is related to the conversion premium on our outstanding convertible bonds.

As a result of the growth of Booking.com, Agoda.com and rentalcars.com, we are conducting a significant portion of our business outside the United States through subsidiaries with functional currencies other than the U.S. Dollar (primarily Euros). As a result, we face exposures to adverse movements in currency exchange rates as the operating results of our international operations are translated from local currency into U.S. Dollars upon consolidation. If the U.S. Dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, gross bookings, gross profit, operating expenses, and net income. Similarly, our net assets, gross bookings, gross profit, operating expenses, and net income will decrease if the U.S. Dollar strengthens against the local currency. Additionally, foreign exchange rate fluctuations on transactions, denominated in currencies other than the functional currency results in gains and losses that are reflected in the Unaudited Consolidated Statement of Operations. Booking.com, Agoda.com and rentalcars.com are subject to risks typical of international business, including differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. These derivative contracts principally address foreign exchange fluctuation risk for the Euro and the British Pound Sterling versus the U.S. Dollar. As of March 31, 2013 and December 31, 2012, there were no such outstanding derivative contracts. Foreign exchange gains of $0.4 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively, were recorded in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations.

As of March 31, 2013 and December 31, 2012, we had outstanding forward currency contracts with a notional value of 1.6 billion Euros and 1.5 billion Euros, respectively, that are designated as hedges of our net investment in a foreign subsidiary for accounting purposes. These contracts are all short-term in nature. Mark-to-market adjustments on these net investment hedges are recorded as currency translation adjustments. The fair value of these derivatives at March 31, 2013 was a net asset of $14.3 million, with $30.0 million recorded in "Prepaid and other current assets" and $15.7 million recorded in "Accrued expenses and other current liabilities" on the Unaudited Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2012 was a liability of $62.4 million, with $62.6 million recorded in "Accrued expenses and other current liabilities" and $0.2 million recorded in "Prepaid and other current assets" on the Unaudited Consolidated Balance

Sheet. A hypothetical 10% strengthening of the foreign exchange rates relative to the U.S. Dollar, with all other variables held constant, would have resulted in a derivative liability of approximately $195 million as of March 31, 2013. See Note 5 to the Unaudited Consolidated Financial Statements for further detail on our derivative instruments.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of material legal proceedings to which we are a party, and update thereto, is contained in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2013, and is incorporated into this Item 1 by reference thereto.

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

Our financial prospects are significantly dependent upon the sale of travel services, particularly leisure travel. Travel, including hotel, rental car and airline ticket reservations, is dependent on discretionary spending levels. As a result, sales of travel services tend to decline during general economic downturns and recessions when consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns or effects that reduce their ability or willingness to travel. Accordingly, the recent worldwide recession led to a weakening in the fundamental demand for our services and an increase in the number of customers who canceled existing travel reservations with us. Further, many governments around the world, including the U.S. government and certain European governments, are operating at large financial deficits. Disruptions in the economies of such countries could cause, contribute to or be indicative of deteriorating macro-economic conditions. Failure to reach political consensus regarding workable solutions to these issues has resulted in a high level of uncertainty regarding the future economic outlook. This uncertainty, as well as concern over governmental austerity measures including higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand. Over recent quarters, we have experienced volatility in transaction growth rates and weaker trends in hotel average daily rates ("ADRs") across many regions of the world, particularly in those European countries that appear to be most affected by economic uncertainties. We believe that these business trends are likely impacted by weak economic conditions and sovereign debt concerns. The uncertainty of macro-economic factors and their impact on consumer behavior across regions, which may differ, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.
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
In addition, other unforeseen events beyond our control, such as higher oil prices, terrorist attacks, unusual weather patterns, natural disasters such as earthquakes, hurricanes, tsunamis, floods, volcanic eruptions (such as the April 2010 eruption of a volcano in Iceland), travel related health concerns including pandemics and epidemics such as Influenza H1N1, avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities or travel related accidents, could adversely affect our business and results of operations. Because these events are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our results of operations. For example, in late 2012 Hurricane Sandy disrupted travel in the northeastern United States. In early 2011, Japan was struck by a major earthquake, tsunami and nuclear emergency. In October 2011, severe flooding in Thailand, a key market for our Agoda.com business and the Asian business of Booking.com, negatively impacted booking volumes and cancellation rates in that market. In addition, in early 2010, Thailand experienced disruptive civil unrest, which caused the temporary relocation of Agoda.com's Thailand-based operations. Future natural disasters or civil or political unrest could further disrupt our business and operations.

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
Certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding hotels and accommodations as participants in our services. Many of the newer properties we add, especially in highly penetrated markets, may have fewer rooms, may have lower ADRs, may have higher credit risk and may appeal to a smaller subset of customers (for example, hostels and bed and breakfasts), and therefore may also negatively impact our margins.
We believe that the increase in the number of hotel and other accommodation providers that participate on our websites, and the corresponding access to hotel and accommodation room nights, has been a key driver of the growth of our international hotel reservation business. While the growth in our hotel and accommodation bookings typically makes us an attractive source of consumer demand for our hotel and other accommodation providers, with certain properties in certain markets, we may experience constraints on the number of hotel and accommodation room nights available to us, which could negatively impact our growth rate.
The number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 7,900 as of March 31, 2013, which growth is mostly comprised of hires by our international operations, including as a result of our international acquisitions. As a result of such rapid expansion, the average tenure of our employees has become shorter. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage this growth and our future operations, especially as we employ personnel in multiple geographic locations around the world. We are subject to risks typical of international businesses, including differing economic conditions, differing customs, languages and customer expectations, changes in political climate, differing tax structures, other regulations and restrictions, including labor laws and customs, and foreign exchange rate volatility.
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
We currently or potentially will compete with a variety of companies, including:

•
Internet travel services such as Expedia, Hotels.com, Hotwire, Elong, CarRentals.com and Venere, which are owned by Expedia; Travelocity, lastminute.com and Holiday Auto, which are owned by the Sabre Group; Orbitz.com, Cheaptickets, ebookers, HotelClub and RatesToGo, which are owned by Orbitz Worldwide; laterooms and asiarooms, which are owned by Tui Travel; Gullivers and octopustravel, which are owned by Kuoni; Hotel Reservation Service and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, Car Trawler, Ctrip, MakeMyTrip, Webjet, Rakuten, Jalan and Wotif;

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

•
online travel search services (generally referred to as "meta-search" services) such as KAYAK (which we agreed to acquire in November 2012), Trivago.com (in which Expedia has acquired a majority ownership interest), Mobissimo.com, FareChase.com, Qunar, Cheapflights.com and HotelsCombined and travel research services that have search functionality, such as TripAdvisor and Travelzoo; and

•	operators of travel industry reservation databases (generally referred to as a "global distribution system" or "GDS") such as Galileo, Travelport, Amadeus and Sabre.

Large, established Internet search engines with substantial resources and expertise in developing online commerce and facilitating Internet traffic are creating - and we believe intend to further create - inroads into online travel, both in the United States and internationally. For example, following its acquisition of ITA Software, Inc., a major flight information software company, Google launched a flight search tool that enables consumers to find fares, schedules and availability directly on Google and generally excludes participation by online travel agents ("OTAs") such as us within the search results. Google has also invested in HomeAway, a publicly traded vacation home rental service, and launched "Hotel Finder," a utility that allows consumers to search and compare hotel accommodations based on parameters set by the consumer and that Google has at times placed at or near the top of hotel-related search results. In addition, Microsoft has launched Bing Travel, which searches for airfare and hotel reservations online and predicts the best time to purchase them. If Google (the largest search engine in the world), Bing or other leading search engines refer significant traffic to these or other travel services they develop in the future, or otherwise favor supplier websites or other travel service websites over OTAs, including us, it would likely become more difficult and expensive for us to generate traffic to our websites and therefore to maintain or grow our market share, which could have a material adverse effect on our business and results of operations.

"Meta-search" services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., airlines or hotels), OTA and other websites and, in many instances, compete directly with us for customers. Furthermore, certain travel service providers limit OTA participation within the meta-search results. Some meta-search services that offer customers the ability to make hotel reservations directly through their websites may evolve into more traditional OTAs. Meta-search services intend to appeal to consumers by showing more detailed travel search results than may be available through OTAs or other websites, which could lead to travel service providers or others gaining a larger share of search traffic. To the extent consumers book travel services through a meta-search site or directly with a supplier after visiting a meta-search site without using an OTA like us or if meta-search services limit our participation within their search results, we may need to increase our advertising or other customer acquisition costs to maintain or grow our bookings, any of which could have an adverse effect on our business and results of operations.

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

There has been a proliferation of new channels through which hotels can offer hotel room reservations. For example, some hotels offer discounted room reservations through "daily deal" websites such as Groupon and Living Social, which sell coupons to customers at a substantial discount. In 2011, Expedia, one of our largest competitors, entered into a partnership with Groupon to sell hotel room reservations to Groupon customers under the "Groupon Getaways" brand name. New entrants, such as BackBid, GuestMob and Tingo, as well as Hipmunk and Room 77, have developed new and differentiated offerings that endeavor to provide savings on hotel rooms to consumers and that compete directly with us. If any of these new services are successful, we may experience less demand for our services and are likely to face more competition for access to the limited supply of discounted hotel room rates.

Competition in domestic online travel remains intense and online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantages. In particular, the competition to provide "opaque" hotel reservation services to consumers, an area in which our priceline.com U.S. business has been a leader, has become more intense. For example, Expedia makes opaque hotel room reservations available on its principal website under the name "Expedia Unpublished Rates" and has supported this initiative with steeper discounts through lower margins. As with our opaque Name Your Own Price® hotel booking service, the name of the hotel is not disclosed until after booking. We believe these offerings, in particular "Expedia Unpublished Rates", have adversely impacted the market share and year-over-year growth rate for our opaque hotel service, which experienced a decline in room night reservations in 2012 compared to 2011 and a slight decline in room night reservations in the three months ended March 31, 2013 compared to the same period in 2012. These and other competitors could also launch opaque rental car services, which could negatively impact our opaque Name Your Own Price® rental car service. If Expedia or others are successful in growing their opaque hotel reservation services, we may have less consumer demand for our hotel reservation services over time and we would face more competition for access to the limited supply of discounted hotel room rates. In an effort to compete more effectively against these new offerings, in 2012 we launched Express Deals, a semi-opaque price-disclosed hotel reservation service. However, Express Deals may not be successful at recovering or growing domestic hotel reservation service market share. As a result of this increased competition, our share of the discount hotel reservation market in the United States could further decrease, which would harm our business and results of operations.
We believe that a number of reasons, including recent year-over-year increases in retail airfares, could cause consumers to engage in increased shopping behavior before making a travel purchase than they engaged in previously. Increased shopping behavior reduces our advertising efficiency and effectiveness because traffic becomes less likely to result in a purchase on our website, and such traffic is more likely to be obtained through paid online advertising channels than through free direct channels. Further, as consumers attempt to be more efficient in their shopping behavior, they may favor travel services offered by search companies or meta-search sites over OTAs like us, which could reduce the traffic to our websites, increase consumer awareness of our competitors' brands and websites, increase our advertising and other customer acquisition costs and adversely affect our business, margins and results of operations.
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
Our advertising efficiency is impacted by a number of factors that are subject to variability and that are outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates and the extent to which we are successful in converting paid traffic to booking customers and then having customers return directly to our websites or mobile apps for future bookings. We use online search engines, price comparison and travel research services, and affiliate marketing as primary means of generating traffic to our websites. As a result, our online advertising expense has increased significantly in recent years, a trend we expect to continue. In addition, our online advertising has grown faster than our gross profit due to (1) lower returns on investment ("ROIs") from our online advertising, (2) brand mix within The Priceline Group and (3) channel mix within certain of our brands. Our online advertising ROIs have recently been down year-over-year. Furthermore, our international brands are growing faster than our priceline.com U.S. brand, and spend a higher percentage of gross profit on online advertising. Finally, certain of our brands are obtaining an increasing share of traffic through paid online advertising channels. Any reduction in our advertising efficiency could have an adverse effect on our business and results of operations, whether through reduced gross profit, gross profit growth or through advertising expenses increasing faster than gross profit and thereby reducing margins and earnings growth.
Recent trends in consumer adoption and use of mobile devices create new challenges and may enable device companies such as Apple to compete directly with us.
Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones, and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful "apps" available on these devices, is driving substantial traffic and commerce activity to mobile platforms. We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for hotel bookings. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, hotel reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple apps from multiple travel service providers and instead prefer to use one or a limited number of apps for their mobile travel activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important. We have made significant progress creating mobile offerings which have received strong reviews, solid download trends, and are driving a material and increasing share of our business. We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer and to mobile applications instead of a web browser. Further, many consumers use a mobile device based web browser instead of an app. As a result, it is increasingly important for us to develop and maintain effective mobile websites optimized for mobile devices to provide customers with appealing easy-to-use mobile website functionality. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile apps are not downloaded and used by travel consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.
Apple, one of the most successful companies in the world and producer of, among other things, the iPhone and iPad, obtained a patent for "iTravel," a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple's most recent iPhone operating system includes "Passbook," a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and, along with iTravel, may be indicative of Apple's intent to enter the travel reservations business in some capacity. Apple has substantial market share in the smart phone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps and has access to greater resources than we have. Apple may use or expand iTravel, Passbook, Siri (Apple's voice recognition "concierge" service) or another mobile app as a means of entering the travel reservations marketplace. Similarly, Google's Android operating system is the leading smart phone operating system in the world. As a result, Google could leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. To the extent Apple or Google use their mobile operating systems or app distribution channels to favor their own travel service offerings, our business could be harmed.
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
Our existing security measures may not be successful in preventing security breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal customer information or transaction data or other proprietary information. In 2012, several major companies, including Zappos, Apple, AOL, LinkedIn, Google, and Yahoo! experienced high-profile security breaches that exposed their customers' personal information. We expend significant resources to protect against security breaches, and we may need to increase our security related expenditures to maintain or increase our systems' security or to address problems caused and liabilities incurred by breaches. These issues are likely to become more difficult to manage as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced. Security breaches could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. Security breaches could also cause customers and potential customers to lose confidence in our security and choose to use the services of our competitors, which would have a negative effect on the value of our brand, our market share and our results of operations. Our insurance policies carry low coverage limits, and would likely not be adequate to reimburse us for losses caused by security breaches.
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
We will be subject to increased income taxes in the event that our foreign cash balances are remitted to the United States. As of March 31, 2013, we held approximately $3.0 billion of cash and short-term investments outside of the United States. To date, we have used our foreign cash to reinvest in our foreign operations. It is our current intention to reinvest our foreign cash in our foreign operations. If our foreign cash balances continue to grow and our ability to reinvest those balances diminishes, it will become increasingly likely that we will repatriate some of our foreign cash balances to the United States. In such event, we would likely be subject to additional income tax expense in the United States with respect to our unremitted foreign earnings. We would not incur additional income tax payments unless we were to actually repatriate our international cash balances to the United States. We would only incur federal alternative minimum tax and certain state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. Additionally, if we were to repatriate foreign cash to the United States, it would use a portion of our domestic net operating loss carryforwards which could result in us being subject to income taxes on the earnings of our domestic business sooner than would otherwise have been the case.
In addition, U.S. President Barack Obama's Administration has proposed significant changes to the U.S. international tax laws that include limiting U.S. deductions for interest expense related to un-repatriated foreign-source income and putting in place certain tax disincentives for offshoring jobs or business segments. We cannot determine whether all of these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to being enacted into law. If the U.S. tax laws change in a manner that increases our tax obligation, our results of operations could be adversely impacted.
We are also subject to non-income based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions, as well as the potential for travel transaction taxes in the United States as discussed below. From time to time, we are under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities.

Adverse application of state and local tax laws could have an adverse effect on our business and results of operations.
A number of jurisdictions in the United States have initiated lawsuits against online travel companies, including us, related to, among other things, the payment of travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.). In addition, a number of U.S. states, counties and municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes. See Note 13 to the Unaudited Consolidated Financial Statements for a description of these pending cases and proceedings. Additional state and local jurisdictions are likely to assert that we are subject to, among other things, travel transaction taxes and could seek to collect such taxes, either retroactively or prospectively, or both.
In connection with some travel transaction tax audits and assessments, we may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the laws in judicial proceedings. This requirement is commonly referred to as "pay to play" or "pay first." Payment of these amounts, if any, is not an admission that we believe that we are subject to such taxes and, even if we make such payments, we intend to continue to vigorously assert our position that we should not be subject to such taxes.
Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings. For example, in September 2012, the Superior Court in the District of Columbia granted a summary judgment in favor of the city and against online travel companies. As a result, we are required to remit sales tax on our margin and we increased our accrual for travel transaction taxes (including estimated interest), with a corresponding charge to cost of revenues, by approximately $4.8 million in September 2012 and by approximately $5.6 million in the three months ended March 31, 2013. Similarly, in January 2013, the Tax Appeal Court for the State of Hawaii held that online travel companies, including us, are liable for the State's general excise tax on the full amount the online travel company collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel. We recorded an accrual for travel transaction taxes (including estimated interest and penalties), with a corresponding charge to cost of revenues, of approximately $16.5 million in December 2012 and approximately $18.7 million in the three months ended March 31, 2013, primarily related to this ruling. Further, in April 2013, we paid approximately $10 million of the amount accrued in December 2012 prior to filing our notice of appeal to the Tax Appeal Court's decision, and may have to pay more to file further appeals of subsequent decisions. These decisions and any similar decisions in other jurisdictions could have a material adverse effect on our business, margins and results of operations. An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries. In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs. There have been, and will continue to be, substantial ongoing costs, which may include "pay first" payments, associated with defending our position in pending and any future cases or proceedings. An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on our business and results of operations and could be material to our results of operations or cash flows in any given operating period.
To the extent that any tax authority succeeds in asserting that we have a tax collection responsibility, or we determine that we have such a responsibility, with respect to future transactions, we may collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of travel reservations to our customers and, consequently, could make our travel reservation service less competitive (i.e., versus the websites of other online travel companies or travel service providers) and reduce our travel reservation transactions; alternatively, we could choose to reduce the compensation for our services on travel transactions.  Either action could have a material adverse effect on our business and results of operations.

In many of the judicial and other proceedings initiated to date, the taxing jurisdictions seek not only historical taxes that are claimed to be owed on our gross profit, but also, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  Therefore, any liability associated with travel transaction tax matters is not constrained to our liability for tax owed, but may also include, among other things, penalties, interest and attorneys' fees.  To date, the majority of the taxing jurisdictions in which we facilitate travel reservations have not asserted that taxes are due and payable on our travel services.  With respect to taxing jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from us only on a prospective basis.
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

We may not be able to maintain our "Innovation Box Tax" benefit.
Effective January 1, 2010, the Netherlands modified its corporate income tax law related to income generated from qualifying "innovative" activities (the "Innovation Box Tax"). Earnings that qualify for the Innovation Box Tax are taxed at the rate of 5% rather than the Dutch statutory rate of 25%. Booking.com obtained a ruling from the Dutch tax authorities in February 2011 confirming that a portion of its earnings ("qualifying earnings") is eligible for Innovation Box Tax treatment. The ruling from the Dutch tax authorities is valid through December 31, 2014.
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
We utilize Internet search engines and other travel demand aggregation websites, principally through the purchase of travel-related keywords, to generate traffic to our websites. In particular, we rely to a significant extent upon Google to generate business and, to a much lesser extent, other search engines and other travel demand aggregation websites. Search engines such as Google frequently update and change the logic which determines the placement and display of results of a consumer's search, such that the placement of links to our sites can be negatively affected. For example, Google launched "Hotel Finder," a utility that allows consumers to search and compare hotel accommodations based on parameters set by the consumer and that Google has at times placed at or near the top of hotel-related search results. If Google changes its search algorithms in a manner that is competitively disadvantageous to us, whether to support its own travel related services or otherwise, our ability to generate traffic to our websites would be harmed, which in turn could have an adverse effect on our business, market share and results of operations.
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
Completion of our pending acquisition of KAYAK Software Corporation is subject to numerous risks and uncertainties. The acquisition is subject to various closing conditions. If the acquisition is not completed, the price of our common stock may decline, costs related to the acquisition, such as financial advisory, legal, accounting and printing fees, must be paid and we would fail to realize any of the strategic benefits expected to result from the acquisition. The closing of the transaction is expected to occur on or about May 21, 2013.
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
System capacity constraints, system failures or "denial-of-service" or other attacks could harm our business.
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
Our existing security measures may not be successful in preventing attacks on our systems, and any such attack could cause significant interruptions in our operations. For instance, from time to time, we have experienced "denial-of-service" type attacks on our systems that have made portions of our websites slow or unavailable for periods of time. We expend significant resources in an attempt to prepare for and mitigate the effects of any such attacks. Reductions in website availability and response time could cause loss of substantial business volumes during the occurrence of any such attack on our systems, and measures we may take to divert suspect traffic in the event of such an attack could result in the diversion of bona fide customers. These issues are likely to become more difficult to manage as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced. Successful attacks could result in negative publicity, damage our reputation and prevent customers from booking travel services through us during the attack, any of which could cause customers and potential customers to use the services of our competitors, which would have a negative effect on the value of our brand, our market share and our results of operations.
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
In July 2012, the Office of Fair Trading (the "OFT"), the competition authority in the United Kingdom, issued a "Statement of Objections" ("SO") to Booking.com, which sets out the OFT's preliminary views on why it believes Booking.com and others in the online hotel reservation sector have allegedly breached E.U. and U.K. competition law. The SO alleges, among other things, that there are agreements or concerted practices between hotels and Booking.com and at least one other online travel company that restrict Booking.com's (and the other online travel company's) ability to discount hotel room reservations, which the OFT alleges is a form of resale price maintenance. We dispute the allegations against Booking.com in the SO and intend to contest them vigorously. Booking.com runs an agency model hotel reservation platform in which hotels have complete discretion and control over setting the prices that appear on the Booking.com website. Booking.com is a facilitator of hotel room reservations; it does not take possession of or title to hotel rooms and is not a reseller of hotel rooms. Because Booking.com plays no role in price setting, does not control hotel pricing and does not resell hotel rooms, it does not believe that it engages in the conduct alleged in the SO. We will have the right to respond to the allegations in the SO in writing and orally. If the OFT chooses to maintain its objections after hearing Booking.com's responses, the OFT will issue a "Decision" which will state its case against Booking.com and others under investigation. We expect that a final infringement Decision, if any, will be issued at the earliest in the second half of 2013. We will have the opportunity, should we choose to do so, to challenge an adverse Decision by the OFT in the U.K. courts. In connection with a Decision, the OFT may impose a fine against Booking.com. We estimate that a fine could range from $0 to approximately $50 million. A fine in this amount could adversely impact our cash flow, results of operations and financial condition. In addition, the OFT may require changes to Booking.com's business practices, including changes to its approach to pricing and the use of "Most Favored Nation" clauses in contracts with hotels. We are unable at this time to predict the outcome of the proceedings before the OFT and, if necessary, before the U.K. courts, and the impact of changes to our business practices that may be required, if any, on our business, financial condition and results of operations. In addition, we are also unable to predict at this time the extent to which other regulatory authorities may pursue similar claims against us.
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
We are a party to the legal proceedings described in Note 13 to the Unaudited Consolidated Financial Statements included in this report. These actions may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business, results of operations and financial condition. However, we believe that adverse determinations in more of the pending proceedings than currently anticipated would not have a material impact on our liquidity due to our available cash resources.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended March 31, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 – January 31, 2013	57	(4)	$613.54	—	$44,866,000	(1)
					$20,447,000	(2)
					$393,917,000	(3)
February 1, 2013 – February 28, 2013	26	(4)	$695.91	—	$44,866,000	(1)
					$20,447,000	(2)
					$393,917,000	(3)
March 1, 2013 – March 31, 2013	110,596	(4)	$690.15	—	$44,866,000	(1)
					$20,447,000	(2)
					$393,917,000	(3)
Total	110,679		$690.11	—	$459,230,000

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

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1(a)	Form of Non-Competition and Non-Solicitation Agreement.
10.2(a)	Form of Performance Share Unit Agreement.
31.1	Certification of Jeffery H. Boyd, the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jeffery H. Boyd, the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)     Previously filed as an exhibit to our Current Report on Form 8-K filed on March 4, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED
(Registrant)

Date:	May 9, 2013	By:	/s/ Daniel J. Finnegan
Name: Daniel J. Finnegan Title: Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

10.1(a)	Form of Non-Competition and Non-Solicitation Agreement.
10.2(a)	Form of Performance Share Unit Agreement.
31.1	Certification of Jeffery H. Boyd, the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jeffery H. Boyd, the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel, J. Finnegan, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)    Previously filed as an exhibit to our Current Report on Form 8-K filed on March 4, 2013 and incorporated herein by reference.