Form 10-Q
period 2013-06-30
PRICELINE COM INC
filed 2013-08-08
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

Number of shares of Common Stock outstanding at August 1, 2013:

Common Stock, par value $0.008 per share	51,500,530
(Class)	(Number of Shares)

priceline.com Incorporated
Form 10-Q

For the Three Months Ended June 30, 2013

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

priceline.com Incorporated
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,762,214	$1,536,349
Restricted cash	7,733	6,641
Short-term investments	4,182,860	3,646,845
Accounts receivable, net of allowance for doubtful accounts of $11,555 and $10,322, respectively	649,250	367,512
Prepaid expenses and other current assets	249,851	84,290
Deferred income taxes	74,242	40,738
Total current assets	6,926,150	5,682,375
Property and equipment, net	109,141	89,269
Intangible assets, net	1,052,087	208,113
Goodwill	1,738,346	522,672
Deferred income taxes	4,345	31,485
Other assets	37,302	35,828
Total assets	$9,867,371	$6,569,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$316,251	$184,648
Accrued expenses and other current liabilities	387,336	387,911
Deferred merchant bookings	535,644	368,823
Convertible debt (see Note 8)	532,206	520,344
Total current liabilities	1,771,437	1,461,726
Deferred income taxes	387,296	45,159
Other long-term liabilities	88,088	68,944
Convertible debt (see Note 8)	1,720,097	881,996
Total liabilities	3,966,918	2,457,825

Redeemable noncontrolling interests (see Note 11)	—	160,287
Convertible debt (see Note 8)	42,793	54,655

Stockholders’ equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 60,222,000 and 58,055,586 shares issued, respectively	467	450
Treasury stock, 8,729,241 and 8,184,787 shares, respectively	(1,483,892)	(1,060,607)
Additional paid-in capital	4,408,981	2,612,197
Accumulated earnings	3,007,686	2,368,611
Accumulated other comprehensive loss	(75,582)	(23,676)
Total stockholders' equity	5,857,660	3,896,975
Total liabilities and stockholders' equity	$9,867,371	$6,569,742

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Agency revenues	$1,064,640	$771,996	$1,834,568	$1,309,623
Merchant revenues	580,224	551,024	1,108,788	1,047,433
Advertising and other revenues	35,374	3,739	38,894	6,950
Total revenues	1,680,238	1,326,759	2,982,250	2,364,006
Cost of revenues	296,383	322,617	588,730	616,576
Gross profit	1,383,855	1,004,142	2,393,520	1,747,430
Operating expenses:
Advertising — Online	463,135	314,480	866,288	591,616
Advertising — Offline	32,130	9,922	59,859	21,078
Sales and marketing	59,855	47,445	112,118	92,982
Personnel, including stock-based compensation of $34,736, $17,612, $56,445 and $34,135, respectively	165,997	108,030	300,215	208,706
General and administrative	64,921	39,807	115,082	80,481
Information technology	16,959	10,440	30,181	21,175
Depreciation and amortization	26,027	15,663	45,107	31,505
Total operating expenses	829,024	545,787	1,528,850	1,047,543
Operating income	554,831	458,355	864,670	699,887
Other income (expense):
Interest income	1,141	1,001	2,015	2,099
Interest expense	(19,633)	(16,882)	(36,962)	(28,141)
Foreign currency transactions and other	(782)	3,205	(3,724)	829
Total other income (expense)	(19,274)	(12,676)	(38,671)	(25,213)
Earnings before income taxes	535,557	445,679	825,999	674,674
Income tax expense	98,117	93,025	144,267	140,204
Net income	437,440	352,654	681,732	534,470
Less: net income attributable to noncontrolling interests	114	307	135	153
Net income applicable to common stockholders	$437,326	$352,347	$681,597	$534,317
Net income applicable to common stockholders per basic common share	$8.62	$7.07	$13.54	$10.73
Weighted average number of basic common shares outstanding	50,760	49,812	50,348	49,819
Net income applicable to common stockholders per diluted common share	$8.39	$6.88	$13.18	$10.41
Weighted average number of diluted common shares outstanding	52,111	51,226	51,732	51,306

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$437,440	$352,654	$681,732	$534,470
Other comprehensive income, net of tax
Foreign currency translation adjustments (1)	14,787	(60,107)	(61,819)	(18,652)
Unrealized loss on marketable securities (2)	(540)	(14)	(501)	(788)
Comprehensive income	451,687	292,533	619,412	515,030
Less: Comprehensive income (loss) attributable to noncontrolling interests (See Note 11)	1,883	(3,279)	(10,279)	778
Comprehensive income attributable to common stockholders	$449,804	$295,812	$629,691	$514,252

(1) Net of tax benefit of $12,613 and tax of $14,284 for the three and six months ended June 30, 2013, respectively, and net of tax of $23,697 and $10,735 for the three and six months ended June 30, 2012, respectively, associated with hedges of foreign denominated net assets. See Note 12.

(2) Net of tax benefit of $258 and $251 for the three and six months ended June 30, 2013, respectively, and net of tax of $7 and tax benefit of $345 for the three and six months ended June 30, 2012, respectively.

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2012	58,056	$450	(8,185)	$(1,060,607)	$2,612,197	$2,368,611	$(23,676)	$3,896,975
Net income applicable to common stockholders	—	—	—	—	—	681,597	—	681,597
Foreign currency translation adjustments, net of tax of $14,284	—	—	—	—	—	—	(51,405)	(51,405)
Unrealized loss on marketable securities, net of tax benefit of $251	—	—	—	—	—	—	(501)	(501)
Redeemable noncontrolling interests fair value adjustments	—	—	—	—	—	(42,522)	—	(42,522)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	11,862	—	—	11,862
Exercise of stock options and vesting of restricted stock units and performance share units	644	5	—	—	72,805	—	—	72,810
Repurchase of common stock	—	—	(544)	(423,285)	—	—	—	(423,285)
Stock-based compensation and other stock-based payments	—	—	—	—	56,804	—	—	56,804
Issuance of convertible senior notes	—	—	—		92,344	—	—	92,344
Common stock issued in an acquisition	1,522	12	—	—	1,280,779	—	—	1,280,791
Vested stock options assumed in an acquisition	—	—	—	—	264,423	—	—	264,423
Excess tax benefit on stock-based compensation	—	—	—	—	17,767	—	—	17,767
Balance, June 30, 2013	60,222	$467	(8,729)	$(1,483,892)	$4,408,981	$3,007,686	$(75,582)	$5,857,660

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$681,732	$534,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,068	15,150
Amortization	24,039	16,355
Provision for uncollectible accounts, net	8,181	6,843
Deferred income taxes	(3,312)	13,665
Stock-based compensation expense and other stock-based payments	56,804	34,370
Amortization of debt issuance costs	2,879	2,337
Amortization of debt discount	24,232	17,972
Changes in assets and liabilities:
Accounts receivable	(242,983)	(176,721)
Prepaid expenses and other current assets	(133,058)	(95,392)
Accounts payable, accrued expenses and other current liabilities	328,010	244,684
Other	8,907	253
Net cash provided by operating activities	776,499	613,986

INVESTING ACTIVITIES:
Purchase of investments	(4,226,562)	(2,989,951)
Proceeds from sale of investments	3,652,653	1,870,770
Additions to property and equipment	(36,481)	(28,423)
Acquisitions and other equity investments, net of cash acquired	(330,844)	(13,429)
Proceeds from settlement of foreign currency contracts	—	61,746
Payments on foreign currency contracts	(44,187)	—
Change in restricted cash	(546)	(2,987)
Net cash used in investing activities	(985,967)	(1,102,274)

FINANCING ACTIVITIES:
Proceeds from the issuance of convertible debt	980,000	1,000,000
Payment of debt issuance costs	(29)	(20,421)
Repurchase of common stock	(423,285)	(255,168)
Payments to purchase subsidiary shares from noncontrolling interests	(192,530)	(61,079)
Payments of stock issuance costs	(1,191)	—
Proceeds from exercise of stock options	72,810	1,693
Excess tax benefit on stock-based compensation	17,767	12,513
Net cash provided by financing activities	453,542	677,538
Effect of exchange rate changes on cash and cash equivalents	(18,209)	(9,300)
Net increase in cash and cash equivalents	225,865	179,950
Cash and cash equivalents, beginning of period	1,536,349	632,836
Cash and cash equivalents, end of period	$1,762,214	$812,786
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$247,037	$189,061
Cash paid during the period for interest	$9,540	$4,349
Non-cash fair value increase for redeemable noncontrolling interests	$42,522	$43,440
Non-cash financing activity for acquisitions	$1,545,042	$—

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

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including priceline.com International Ltd. ("PIL"), Booking.com B.V. ("Booking.com"), Booking.com Limited, priceline.com Europe Ltd, priceline.com Mauritius Company Limited ("Agoda.com"), KAYAK Software Corporation ("KAYAK") since its acquisition on May 21, 2013 (see Note 14), and TravelJigsaw Holdings Limited ("rentalcars.com").  All inter-company accounts and transactions have been eliminated in consolidation.  The functional currency of the Company's foreign subsidiaries is generally the respective local currency.  Assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at the average exchange rates for the period.  Translation gains and losses are included as a component of "Accumulated other comprehensive loss" on the accompanying Unaudited Consolidated Balance Sheets.  Foreign currency transaction gains and losses are included on the Unaudited Consolidated Statements of Operations in "Foreign currency transactions and other."

Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued accounting guidance which requires entities to provide additional information about items reclassified out of accumulated other comprehensive income ("AOCI"). Changes in AOCI balances by component, both before tax and after tax, must be disclosed and significant items reclassified out of AOCI by component must be reported either on the face of the income statement or in a separate footnote to the financial statements. The accounting guidance is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2012. See Note 12 for information on AOCI balances. There were no reclassifications out of AOCI for the six months ended June 30, 2013 and 2012.
In July 2013, the FASB issued an accounting update which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists in the same taxing jurisdiction. Per this guidance, an entity must present the unrecognized tax benefit as a reduction to a deferred tax asset, except when the carryforward is not available as of the reporting date under the governing tax law to settle taxes or the entity does not intend to use the deferred tax asset for this purpose. This amendment does not impact the recognition or measurement of uncertain tax positions or the disclosure reconciliation of gross unrecognized tax benefits. The update is effective for public companies beginning after December 15, 2013. Early adoption of the update is permitted and an entity may choose to apply this amendment retrospectively to each reporting period presented.

2.                                      STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation expense included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $34.7 million and $17.6 million for the three months ended June 30, 2013 and 2012, respectively, and $56.4 million and $34.1 million for the six months ended June 30, 2013 and 2012, respectively.

The cost of stock-based transactions is recognized in the financial statements based upon fair value. The fair value of performance share units and restricted stock units is determined based on the number of units or shares, as applicable, granted and the quoted price of the Company's common stock as of the grant date. Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period. The fair value of the unvested employee stock options assumed in the acquisition of KAYAK, which relates to post-combination service, was determined using the Black-Scholes model and the market value of the Company's common stock at the merger date. The fair value of the vested employee stock options assumed in the acquisition of KAYAK, which relates to pre-combination service, was determined based on the fair value of the option calculated as the difference between the exercise price of the underlying award and the market value of the Company's common stock at the merger date. Fair value is recognized as expense on a straight line basis, net of estimated forfeitures, over the employee requisite service period.

Restricted Stock Units and Performance Share Units

The following table summarizes the activity of unvested restricted stock units and performance share units ("Share-Based Awards") during the six months ended June 30, 2013:

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	540,128	$389.21
Granted	152,630	$708.32
Vested	(254,548)	$239.15
Performance Share Units Adjustment	12,949	$670.17
Forfeited	(9,143)	$526.24
Unvested at June 30, 2013	442,016	$591.22

As of June 30, 2013, there was $153.6 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 1.8 years.

During the three months ended March 31, 2013, the Company made broad-based grants of 43,431 restricted stock units that generally vest after three years. These share-based awards had a total grant date fair value of $30.2 million based on a weighted average grant date fair value per share of $695.62. During the three months ended June 30, 2013, the Company made broad-based grants of 4,334 restricted stock units that generally vest after three years. These share-based awards had a total grant date fair value of $3.5 million based on a weighted average grant date fair value per share of $801.43.

In addition, during the three months ended March 31, 2013, the Company granted 92,615 performance share units to certain executives.  The performance share units had a total grant date fair value of $64.4 million based upon a weighted average grant date fair value per share of $695.62.  During the three months ended June 30, 2013, the Company granted 12,250 performance share units to certain executives which had a total grant date fair value of $10.0 million based upon a weighted average grant date fair value per share of $816.45. The performance share units are payable in shares of the Company's common stock upon vesting.  Subject to certain exceptions for terminations related to a change in control and terminations other than for "cause," for "good reason" or on account of death or disability, recipients of these performance share units must continue their service through the three year requisite service period in order to receive any shares.  Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period which ends December 31, 2015, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances, or a change in control.  As of June 30, 2013, the estimated number of probable shares to be issued is a total of 104,301 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 229,097 total shares could be issued.  If the minimum performance thresholds are not met, 40,689 shares would be issued at the end of the performance period.

2012 Performance Share Units

During the year ended December 31, 2012, the Company granted 60,365 performance share units with a grant date fair value of $39.0 million, based on a weighted average grant date fair value per share of $645.86. The actual number of shares to be issued will be determined upon completion of the performance period which ends December 31, 2014.

At June 30, 2013, there were 58,120 unvested 2012 performance share units outstanding, net of actual forfeitures and vesting. As of June 30, 2013, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 76,136 shares. If the maximum thresholds are met at the end of the performance period, a maximum of 116,240 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 36,366 shares would be issued at the end of the performance period.

2011 Performance Share Units

During the year ended December 31, 2011, the Company granted 77,144 performance share units with a grant date fair value of $35.9 million, based on a weighted average grant date fair value per share of $464.79.  The actual number of shares to be issued will be determined upon completion of the performance period which ends December 31, 2013.

At June 30, 2013, there were 73,045 unvested 2011 performance share units outstanding, net of actual forfeitures and vesting.  As of June 30, 2013, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 149,112 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum of 156,310 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 18,697 shares would be issued at the end of the performance period.

Stock Options

Excluding stock options assumed in the acquisition of KAYAK (refer to disclosure below on assumed options), during the six months ended June 30, 2013, stock options were exercised for 53,975 shares of common stock with a weighted average exercise price per share of $18.84.  As of June 30, 2013, the aggregate number of stock options outstanding and exercisable (excluding stock options assumed in the acquisition of KAYAK) was 17,026 shares, with a weighted average exercise price per share of $22.57 and a weighted average remaining term of 1.4 years.

The following table summarizes for the three months ended June 30, 2013 stock option activity for vested and unvested employee stock options assumed in the acquisition of KAYAK:

Assumed Stock Options	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value(000's)	Weighted Average Remaining Contractual Term (in years)
Balance, May 21, 2013	540,179	$260.96	$314,133	6.8
Exercised	(329,687)	$207.93
Forfeited	(2,210)	$395.99
Balance, June 30, 2013	208,282	$343.47	$100,641	7.5

Vested and exercisable as of June 30, 2013	94,990	$217.30	$57,884	6.1
Vested and exercisable as of June 30, 2013 and expected to vest thereafter, net of estimated forfeitures	202,905	$340.14	$98,719	7.4

The total intrinsic value of KAYAK assumed employee stock options exercised for the period May 22 through June 30, 2013 was $197.5 million.

At May 21, 2013, there were 408,716 shares of KAYAK vested assumed employee stock options with a fair value of $260.9 million. The fair value of these KAYAK vested assumed employee stock options was included in the purchase price allocation, with a corresponding offset to additional paid in capital.

At May 21, 2013, there were 131,463 shares of KAYAK unvested assumed employee stock options. The fair value of these KAYAK unvested assumed employee stock options was $57.4 million, with a weighted average fair value per share of $443.92. The fair value of the KAYAK assumed employee stock options that vested during the three months ended June 30, 2013 was $7.6 million.

The following assumptions were used to determine fair value:

	Weighted Average	Range
Risk-free interest rate	0.23%	0.11% - 0.63%
Expected volatility	32%	25% - 39%
Expected life (in years)	2.2	9 months - 4 years
Dividend yield	—%	—%

For the three months ended June 30, 2013, the Company recorded stock-based compensation expense of $11.0 million for the KAYAK unvested assumed employee stock options. As of June 30, 2013, there was $44.0 million of total future compensation cost related to these KAYAK unvested assumed employee stock options to be recognized over a weighted-average period of 2.1 years.

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

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average number of basic common shares outstanding	50,760	49,812	50,348	49,819
Weighted average dilutive stock options, restricted stock units and performance share units	207	354	277	492
Assumed conversion of convertible debt	1,144	1,060	1,107	995
Weighted average number of diluted common and common equivalent shares outstanding	52,111	51,226	51,732	51,306
Anti-dilutive potential common shares	3,108	2,295	3,044	2,247

Anti-dilutive potential common shares for the three and six months ended June 30, 2013 includes approximately 2.6 million shares for each period that could be issued under the Company's outstanding convertible notes, if the Company experiences substantial increases in its common stock price.  Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company's average stock price for the period exceeds the conversion price for the convertible notes.

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

The 2013 Notes were converted prior to maturity. Therefore, upon early conversion of the 2013 Notes, the Company delivered any related conversion premium in shares of stock or a combination of shares or cash. The Conversion Spread Hedges are separate transactions entered into by the Company and are not part of the terms of the 2013 Notes. The Conversion Spread Hedges did not immediately hedge against the associated dilution from early conversions of the 2013 Notes. Because of this timing difference, the number of shares, if any, that the Company receives from the Conversion Spread Hedges can differ materially from the number of shares that it delivered to the holders of the 2013 Notes upon their early conversion. The actual number of shares to be received will depend upon the Company's stock price on the dates the Conversion Spread Hedges are exercisable, which is the 20 trading days beginning September 23, 2013. The settlement of the Conversion Spread Hedges will be accounted for as an equity transaction and is not expected to have a significant impact on the number of common shares outstanding.

The Conversion Spread Hedges are outstanding at June 30, 2013. However, since the beneficial impact of the Conversion Spread Hedges was anti-dilutive, it was excluded from the calculation of net income per share.

4.                                      INVESTMENTS

The following table summarizes, by major security type, the Company's short-term investments as of June 30, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
Foreign government securities	$2,468,463	$55	$(612)	$2,467,906
U.S. government securities	1,713,374	255	(193)	1,713,436
Corporate debt securities	1,518	—	—	1,518
Total	$4,183,355	$310	$(805)	$4,182,860

As of June 30, 2013, foreign government securities included investments in debt securities issued by the governments of Germany, the Netherlands, and the United Kingdom.

The following table summarizes, by major security type, the Company's short-term investments as of December 31, 2012 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
Foreign government securities	$1,886,822	$18	$(287)	$1,886,553
U.S. government securities	1,759,773	520	(1)	1,760,292
Total	$3,646,595	$538	$(288)	$3,646,845

There were no realized gains or losses related to investments for the three and six months ended June 30, 2013 and 2012.

5.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of June 30, 2013 are classified in the table below in the categories described below (in thousands):

	Level 1	Level 2	Level 3	Total
ASSETS:
Short-term investments
Foreign government securities	$—	$2,467,906	$—	$2,467,906
U.S. government securities	—	1,713,436	—	1,713,436
Corporate debt securities	—	1,518	—	1,518
Foreign exchange derivatives	—	22,535	—	22,535
Total assets at fair value	$—	$4,205,395	$—	$4,205,395

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Foreign exchange derivatives	$—	$8,277	$—	$8,277
Redeemable noncontrolling interests	—	—	—	—
Total liabilities at fair value	$—	$8,277	$—	$8,277

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

Investments in foreign government and U.S. Treasury securities are considered "Level 2" valuations because the Company has access to quoted prices, but does not have visibility to the volume and frequency of trading for all of these investments.  Investments in corporate debt securities are valued using recently executed transactions, bid price or spread, and benchmark curves and are considered "Level 2" valuations. For the Company's investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.

The Company's derivative instruments are valued using pricing models.  Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility and currency rates. Derivatives are considered "Level 2" fair value measurements. The Company's derivative instruments are typically short-term in nature.

The Company considered its redeemable noncontrolling interests to represent a "Level 3" fair value measurement that requires a high degree of judgment to determine fair value.  The fair value of the redeemable noncontrolling interests was determined by industry peer comparable analysis and a discounted cash flow valuation model. In April 2013, the Company purchased the remaining shares underlying redeemable controlling interests. See Note 11 for information on the estimated fair value of redeemable noncontrolling interests.

As of June 30, 2013 and December 31, 2012, the carrying value of the Company's cash and cash equivalents approximated their fair value and consisted primarily of foreign and U.S. government securities and bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accrued expenses and deferred merchant bookings are carried at cost which approximates their fair value because of the short-term nature of these items.  See Note 4 for information on the carrying value of investments and Note 8 for the estimated fair value of the Company's convertible senior notes.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations.  The Company limits these risks by following established risk management policies and procedures, including the use of derivatives.  The Company does not use derivatives for trading or speculative purposes.  All derivative instruments are recognized in the Unaudited Consolidated Balance Sheets at fair value.  Gains and losses resulting from changes in the fair value of derivative instruments which are not designated as hedging instruments for accounting purposes are recognized in the Unaudited Consolidated Statements of Operations in the period that the changes occur.  Changes in the fair value of derivatives designated as net investment hedges are recorded as currency translation adjustments to offset a portion of the translation adjustment of the international subsidiary's net assets and are recognized in the Unaudited Consolidated Balance Sheets in "Accumulated other comprehensive loss."

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  The Company's derivative contracts principally address short-term foreign exchange fluctuations for the Euro and British Pound Sterling versus the U.S. Dollar.  As of June 30, 2013 and December 31, 2012, there were no outstanding derivative contracts associated with foreign currency translation risk.  Foreign exchange gains of $1.8 million and $2.2 million for the three and six months ended June 30, 2013, respectively, and foreign exchange gains of $5.2 million and $5.8 million for the three and six months ended June 30, 2012, respectively, were recorded in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations.

The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in currency exchange rates on its transactional balances denominated in currencies other than the functional currency. Foreign exchange derivatives outstanding as of June 30, 2013 associated with hedging these risks resulted in a net asset of $0.9 million, with $1.3 million recorded in "Prepaid expenses and other current assets" and $0.4 million recorded in "Accrued expenses and other current liabilities" on the Unaudited Consolidated Balance Sheet. Foreign exchange derivatives outstanding as of December 31, 2012 associated with hedging these risks resulted in a net asset of $0.3 million, with $0.8 million recorded in "Prepaid expenses and other current assets" and $0.5 million recorded in "Accrued expenses and other current liabilities" on the Unaudited Consolidated Balance Sheet.  Foreign exchange gains of $3.5 million and $0.3 million for the three and six months ended June 30, 2013 compared to foreign exchange losses of $5.0 million and $2.6 million for the three and six months ended June 30, 2012 were recorded related to these derivatives in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments resulted in a net cash inflow of $1.5 million for the six months ended June 30, 2013 compared to a net cash outflow of $0.1 million for the six months ended June 30, 2012, and are reported within "Net cash provided by operating activities" on the Unaudited Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — As of June 30, 2013 and December 31, 2012, the Company had outstanding foreign currency forward contracts with a notional value of 1.8 billion Euros and 1.5 billion Euros, respectively, to hedge a portion of its net investment in a foreign subsidiary.  These contracts are all short-term in nature.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The fair value of these derivatives at June 30, 2013 was a net asset of $13.3 million, with $21.2 million recorded in "Prepaid expenses and other current assets" and $7.9 million recorded in "Accrued expenses and other current liabilities" on the Unaudited Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2012 was a net liability of $62.4 million, with $62.6 million recorded in "Accrued expenses and other current liabilities" and $0.2 million recorded in "Prepaid expenses and other current assets" on the Unaudited Consolidated Balance Sheet.  A net cash outflow of $44.2 million for the six months ended June 30, 2013 compared to a net cash inflow of $61.7 million for the six months ended June 30, 2012 were reported within "Net cash used in investing activities" on the Unaudited Consolidated Statements of Cash Flows.

6.                                      INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life
Supply and distribution agreements	$563,930	$(132,770)	$431,160	$269,523	$(122,940)	$146,583	10 - 20 years	16 years

Technology	95,997	(24,646)	71,351	23,329	(23,250)	79	3 - 5 years	5 years

Patents	1,638	(1,469)	169	1,638	(1,446)	192	15 years	15 years

Customer lists	—	—	—	20,500	(20,500)	—	0 years	0 years

Internet domain names	42,063	(7,536)	34,527	39,559	(3,817)	35,742	2 - 20 years	8 years

Trade names	547,689	(32,813)	514,876	53,817	(28,305)	25,512	5 - 20 years	19 years

Other	326	(322)	4	326	(321)	5	3 - 10 years	4 years
Total intangible assets	$1,251,643	$(199,556)	$1,052,087	$408,692	$(200,579)	$208,113

Intangible assets with determinable lives are amortized on a straight-line basis.  Intangible asset amortization expense was approximately $14.8 million and $8.2 million for the three months ended June 30, 2013 and 2012, respectively. Intangible asset amortization expense was approximately $24.0 million and $16.4 million for the six months ended June 30, 2013 and 2012, respectively.

The amortization expense for intangible assets for the remainder of 2013, the annual expense for the next five years, and the expense thereafter is expected to be as follows (in thousands):

2013	$44,108
2014	88,118
2015	85,349
2016	82,505
2017	78,660
2018	63,063
Thereafter	610,284
$1,052,087

The change in goodwill for the six months ended June 30, 2013 consists of the following (in thousands):

Balance at December 31, 2012	$522,672
Acquisitions	1,234,480
Currency translation adjustments	(18,806)
Balance at June 30, 2013	$1,738,346

A substantial portion of the intangible assets and goodwill relate to the acquisition of the KAYAK business in May 2013.  See Note 14 for further information on the acquisition.

7.                                      OTHER ASSETS

Other assets at June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Deferred debt issuance costs	$20,986	$23,523
Other	16,316	12,305
Total	$37,302	$35,828

Deferred debt issuance costs arose from (i) the $1.0 billion aggregate principal amount of 1.0% Convertible Senior Notes, due March 15, 2018, issued in March 2012; (ii) a $1.0 billion revolving credit facility entered into in October 2011; (iii) the Company's issuance, in March 2010, of the $575.0 million aggregate principal amount of 1.25% Convertible Senior Notes, due March 15, 2015, and (iv) the $1.0 billion aggregate principal amount of 0.35% Convertible Senior Notes, due June 15, 2020, issued in May 2013.  Deferred debt issuance costs are being amortized using the effective interest rate method and the period of amortization was determined at inception of the related debt agreements based upon the stated maturity dates.

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

The revolving credit facility provides for the issuance of up to $100.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of June 30, 2013 and

December 31, 2012, there were no borrowings under the facility and there were approximately $1.9 million of letters of credit issued under the facility for both periods.

Convertible Debt

Convertible debt as of June 30, 2013 consisted of the following (in thousands):

June 30, 2013	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due March 2015	$574,999	$(42,793)	$532,206
1.0% Convertible Senior Notes due March 2018	1,000,000	(107,493)	892,507
0.35% Convertible Senior Notes due June 2020	1,000,000	(172,410)	827,590
Outstanding convertible debt	$2,574,999	$(322,696)	$2,252,303

Convertible debt as of December 31, 2012 consisted of the following (in thousands):

December 31, 2012	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due March 2015	$574,999	$(54,655)	$520,344
1.0% Convertible Senior Notes due March 2018	1,000,000	(118,004)	881,996
Outstanding convertible debt	$1,574,999	$(172,659)	$1,402,340

Based upon the closing price of the Company's common stock for the prescribed measurement period during the three months ended June 30, 2013 and December 31, 2012, the contingent conversion threshold on the 2015 Notes (as defined below) was exceeded.  Therefore, the 2015 Notes were convertible at the option of the holders. Accordingly, the Company reported the carrying value of the 2015 Notes as a current liability as of June 30, 2013 and December 31, 2012. Since these notes are convertible at the option of the holders and the principal amount is required to be paid in cash, the difference between the principal amount and the carrying value is reflected as convertible debt in the mezzanine section on the Company's Unaudited Consolidated Balance Sheets. Therefore, with respect to the 2015 Notes, the Company reclassified $42.8 million and $54.7 million before tax from additional paid-in capital to convertible debt in the mezzanine section on the Company's Unaudited Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, respectively. The determination of whether or not the 2015 Notes are convertible must continue to be performed on a quarterly basis. Consequently, the 2015 Notes may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion threshold is not met in such quarters. The contingent conversion thresholds on the 2018 Notes (as defined below) and the 2020 Notes (as defined below) were not exceeded at June 30, 2013 and the contingent conversion threshold for the 2018 Notes was not exceeded at December 31, 2012, and therefore these Notes are reported as a non-current liability on the Unaudited Consolidated Balance Sheets.

As of June 30, 2013 and December 31, 2012, the estimated market value of the outstanding convertible senior notes was approximately $3.7 billion and $2.3 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 5). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period.  A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the bonds.

Description of Senior Notes

In May 2013, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due June 15, 2020, with an interest rate of 0.35% (the "2020 Notes"). The 2020 Notes were issued with an initial discount of $20.0 million. The 2020 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of approximately $1,315.10 per share. The 2020 Notes are convertible, at the option of the holder, prior to June 15, 2020, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2020 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2020 Notes in an aggregate value ranging from $0 to approximately $397 million depending upon the date of the transaction and the then current stock price of the Company. As of March 15, 2020, holders will have the right to convert all or any portion of the 2020 Notes. The 2020 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2020 Notes for cash in certain circumstances.  Interest on the 2020 Notes is payable on June 15 and December 15 of each year.

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

Accounting guidance requires that cash-settled convertible debt, such as the Company's convertible senior notes, be separated into debt and equity components at issuance and each be assigned a value.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount.  Debt discount is amortized using the effective interest method over the period from the origination date through the stated maturity date.  The Company estimated the straight debt borrowing rates at debt origination to be 5.89% for the 2015 Notes, 3.50% for the 2018 Notes, and 3.13% for the 2020 Notes.  The yield to maturity was estimated at an at-market coupon priced at par.

Debt discount after tax of $92.4 million ($154.3 million before tax) and financing costs associated with the equity component of convertible debt of $0.1 million after tax were recorded in additional paid in capital related to the 2020 Notes at June 30, 2013. Debt discount after tax of $80.9 million ($135.2 million before tax) and financing costs associated with the equity component of convertible debt of $2.8 million after tax were recorded in additional paid-in capital related to the 2018 Notes at March 31, 2012. Debt discount after tax of $69.1 million ($115.2 million before tax) and financing costs associated with the equity component of convertible debt of $1.6 million after tax were recorded in additional paid-in-capital related to the 2015 Notes at March 31, 2010. The Company reclassified $42.8 million before tax and $54.7 million before tax out of additional paid-in capital to the mezzanine section in the Company's Unaudited Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, respectively, related to the 2015 Notes.

For the three months ended June 30, 2013 and 2012, the Company recognized interest expense of $18.9 million and $16.3 million, respectively, related to convertible notes. Interest expense related to convertible notes for the three months ended June 30, 2013 and 2012 was comprised of $4.6 million and $4.3 million, respectively, for the contractual coupon interest, $13.1 million, which includes $0.2 million of original issuance discount for the 2020 Notes, and $10.8 million, respectively, related to the amortization of debt discount and $1.2 million for each period related to the amortization of debt issuance costs. The effective interest rate for the three months ended June 30, 2013 and 2012 was 4.6% and 4.7%, respectively.

For the six months ended June 30, 2013 and 2012, the Company recognized interest expense of $35.6 million and $26.9 million, respectively, related to convertible notes.  Interest expense related to convertible notes for the six months ended June 30, 2013 and 2012 was comprised of $8.9 million and $6.9 million, respectively, for the contractual coupon interest, $24.2 million, which includes $0.2 million of original issuance discount for the 2020 Notes, and $18.0 million, respectively, related to the amortization of debt discount and $2.5 million and $2.0 million, respectively, related to the amortization of debt issuance costs.  The effective interest rate for the six months ended June 30, 2013 and 2012 was 4.6% and 5.1%, respectively.

9.                               TREASURY STOCK

In the second quarter of 2013, the Company's Board of Directors authorized a program to purchase $1.0 billion of the Company's common stock. The Company repurchased 431,910 shares in the second quarter of 2013 for an aggregate cost of $345.5 million in privately negotiated, off-market transactions.

In the first quarter of 2012, the Company's Board of Directors authorized a one-time purchase of the Company's common stock up to $200 million concurrent with the issuance of the 2018 Notes. The Company repurchased 263,913 shares in the first quarter of 2012 for an aggregate cost of $166.2 million.

As of June 30, 2013, the Company has a remaining aggregate amount from all authorizations granted by the Board of Directors of $1.1 billion to purchase its common stock.  The Company may make additional repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors.

The Board of Directors has also given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  The Company repurchased 112,544 shares and 138,171 shares at aggregate costs of $77.8 million and $89.0 million in the six months ended June 30, 2013 and 2012, respectively, to satisfy employee withholding taxes related to stock-based compensation.

As of June 30, 2013, there were approximately 8.7 million shares of the Company's common stock held in treasury.

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

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates and tax laws of the foreign countries in which the income is generated.  During the three and six months ended June 30, 2013 and 2012, a substantial majority of the Company's foreign-sourced income was generated in the Netherlands.  Income tax expense for the three and six months ended June 30, 2013 and 2012 differs from the expected tax expense at the U.S. statutory rate of 35%, primarily due to lower foreign tax rates, including the Innovation Box Tax benefit discussed below, partially offset by state income taxes and certain non-deductible expenses.

According to Dutch corporate income tax law, income generated from qualifying "innovative" activities is taxed at a rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%.  Booking.com obtained a ruling from the Dutch tax authorities in February 2011 confirming that a portion of its earnings is eligible for Innovation Box Tax treatment. The ruling from the Dutch tax authorities is valid through December 31, 2017, and includes a three year extension granted by the Dutch tax authorities in July 2013.

The Company has significant deferred tax assets, resulting principally from U.S. net operating loss carryforwards ("NOLs"). The amount of NOLs available for the Company's use is limited by Section 382 of the U.S. Internal Revenue Code ("IRC Section 382"). At December 31, 2012, after considering the impact of IRC Section 382, the Company had approximately $1.2 billion of available NOLs for U.S. federal income tax purposes, comprised of $0.3 billion of NOLs generated from operating losses and approximately $0.9 billion of NOLs generated from equity-related transactions, including equity-based compensation and stock warrants. The NOLs mainly expire from December 31, 2019 to December 31, 2021. The utilization of these NOLs is dependent upon the Company's ability to generate sufficient future taxable income in the United States. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors.

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

A reconciliation of redeemable noncontrolling interests for the three and six months ended June 30, 2013 and 2012, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$190,893	$183,316	$160,287	$127,045
Net income attributable to noncontrolling interests	114	307	135	153
Fair value adjustments(1)	(246)	(8,774)	42,522	43,440
Purchases of subsidiary shares at fair value (1)	(192,530)	(61,079)	(192,530)	(61,079)
Currency translation adjustments	1,769	(3,586)	(10,414)	625
Balance, end of period	$—	$110,184	$—	$110,184

(1)          The fair value of the redeemable noncontrolling interests was determined by industry peer comparable analysis and a discounted cash flow valuation model.

12.                              ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below provides the balances for each classification of accumulated other comprehensive loss as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Foreign currency translation adjustments, net of tax (1)	$(75,191)	$(23,786)
Net unrealized gain (loss) on marketable securities, net of tax (2)	(391)	110
Accumulated other comprehensive loss	$(75,582)	$(23,676)

(1)          Foreign currency translation adjustments, net of tax, includes net gains from fair value adjustments at June 30, 2013 of $41.1 million after tax ($70.3 million before tax) and net gains from fair value adjustments at December 31, 2012 of $23.8 million after tax ($38.7 million before tax) associated with net investment hedges (see Note 5).  The remaining balance in currency translation adjustments excludes income taxes due to the Company's practice and intention to reinvest the earnings of its foreign subsidiaries in those operations.

(2)          The unrealized loss before tax at June 30, 2013 and the unrealized gain before tax at December 31, 2012 were $0.5 million and $0.2 million, respectively.

13.                               COMMITMENTS AND CONTINGENCIES

Litigation Related to Travel Transaction Taxes

The Company and certain third-party online travel companies ("OTCs") are currently involved in approximately forty lawsuits, including certified and putative class actions, brought by or against states, cities and counties over issues involving the payment of travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.).  The Company's subsidiaries Lowestfare.com LLC and Travelweb LLC are named in some but not all of these cases.  Generally, each complaint alleges, among other things, that the OTCs violated each jurisdiction's respective relevant travel transaction tax ordinance with respect to the charges and remittance of amounts to cover taxes under each law.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys' fees and other relief.  In addition, approximately seventy-five municipalities or counties, and at least twelve states, have initiated audit proceedings (including proceedings initiated by more than forty municipalities in California, which have been inactive for several years), issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes.  Additional state and local jurisdictions are likely to assert that the Company is subject to travel transaction taxes and could seek to collect such taxes, retroactively and/or prospectively.

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

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  For example, in January 2013, the Tax Appeal Court for the State of Hawaii held that the Company and other OTCs are not liable for the State's transient accommodations tax, but held that the OTCs, including the Company, are liable for the State's general excise tax on the full amount the OTC collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel. The Company recorded an accrual for travel transaction taxes (including estimated interest and penalties), with a corresponding charge to cost of revenues, of approximately $16.5 million in December 2012 and approximately $18.7 million in the three months ended March 31, 2013, primarily related to this ruling. The Company was required to pay approximately $10.4 million of this amount prior to filing its notice of appeal of the Tax Appeal Court's decision on April 30, 2013, and in advance of filing an appeal of the forthcoming ruling by the Tax Appeal Court, the Company paid under protest approximately $5.0 million in June 2013. The Company will vigorously appeal this ruling. In September 2012, the Superior Court in the District of Columbia granted summary judgment in favor of the city and against OTCs ruling that tax is due on the OTCs' margin and service fees. As a result, the Company increased its accrual for travel transaction taxes (including estimated interest), with a corresponding charge to cost of revenues, by approximately $4.8 million in September 2012 and by approximately $5.6 million in the three months ended March 31, 2013. In addition, in October 2009, a jury in a San Antonio class action found that the Company and the other OTCs that are defendants in the lawsuit "control" hotels for purposes of the local hotel occupancy tax ordinances at issue and are, therefore, subject to the requirements of those ordinances. The Company and the other defendants are appealing.

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

To the extent that any tax authority succeeds in asserting that the Company has a tax collection responsibility, or the Company determines that it has such a responsibility, with respect to future transactions, the Company may collect any such additional tax obligation from its customers, which would have the effect of increasing the cost of travel reservations to its customers and, consequently, could make the Company's travel reservation service less competitive (as compared to the services of other OTCs or travel service providers) and reduce the Company's travel reservation transactions; alternatively, the Company could choose to reduce the compensation for its services.  Either action could have a material adverse effect on the Company's business and results of operations.

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

Reserve for Travel Transaction Taxes

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $65 million at June 30, 2013 and approximately $56 million at December 31, 2012 (which includes, among other things, amounts related to the litigation in the State of Hawaii, District of Columbia, San Antonio and Chicago). The accrual is based on the Company's estimate of the probable cost of resolving these issues. The Company's legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

Developments in and after the Quarter Ended June 30, 2013

On February 8, 2013, the Tax Appeal Court of the State of Hawaii in In the Matter of the Appeal of priceline.com Incorporated (and a related action brought by Travelweb LLC) (Tax Appeal Court of the State of Hawaii) (filed July 3, 2012), entered an order denying the OTCs' motion for partial summary judgment relating to the general excise tax, holding that the Company and the other OTCs are liable for that tax on the full amount the OTC collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel.  The court denied the OTCs' motion for reconsideration on April 1, 2013. The Court has orally ruled that the Company will owe 50% penalties with respect to the alleged general excise tax liability, but has not yet issued an order specifying the amount of penalties to be imposed on the Company. On April 22, 2013, the Hawaii Supreme Court denied the OTCs' petition that sought relief from the Tax Court's orders and also from the "pay first" requirement to appeal the Tax Court's judgment. On June 28, 2013, the Intermediate Court of Appeals of the State of Hawaii dismissed without prejudice the OTCs' appeal of the Tax Court's orders, holding that the notice of appeal was prematurely filed. The Company intends to vigorously pursue an appeal of the Tax Court's orders and any order imposing penalties with respect to the alleged general excise tax liability. In addition, on June 17, 2013, the Company and other OTCs each filed in the Hawaii Tax Appeal Court appeals of a second set of hotel tax and general excise tax assessments issued by the state; these assessments relate to the tax year of 2012. Those actions are captioned In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of Tax Appeal of Travelweb LLC (Tax Appeal Court of the State of Hawaii).

On February 28, 2013, in Leon County, et al. v. Expedia, Inc., et al. (filed November 2009); (Florida First District Court of Appeal; filed in May 2012), the First District Court of Appeal affirmed summary judgment in favor of defendants. The appellate court denied the plaintiffs' motion for a rehearing en banc on April 16, 2013 and granted plaintiffs' request for certification to the Florida Supreme Court. The parties have completed jurisdictional briefing before the Florida Supreme Court.

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

On April 11, 2013, in County of Nassau v. Expedia, Inc., et al. (filed September 2011), the trial court certified the action as a class action. On April 26, 2013, the Company and other OTC defendants filed a notice of appeal of that decision and the trial court's prior denial of the OTCs' motion to dismiss. On August 1, 2013, the court authorized plaintiff to notify members of the class of the pending class action.

On April 18, 2013, in City of Los Angeles v. Hotels.com, et al., (CA Superior Ct., Los Angeles County, filed in December 2004), the Los Angeles Superior Court granted the OTC defendants' motion for judgment granting a writ of mandamus, and denied the city's cross-motion for denial of a writ of mandamus, holding the OTCs are not subject to the city's transient occupancy tax. The Company anticipates the city will appeal the decision.

On April 30, 2013, in Elizabeth McAllister, et al. v. Hotels.com L.P., et al., (Circuit Court of Saline County, Arkansas; filed in February 2011), the trial court granted the OTC defendants' motion to dismiss, holding plaintiffs lack standing. On June 19, 2013, plaintiffs appealed to the Arkansas Supreme Court.

On July 8, 2013, in City of Chicago, Illinois v. Hotels.com, L.P., et al. (Circuit Court of Cook County Illinois; filed in November 2005), the Cook County Circuit Court entered an order denying the OTCs' motion for summary judgment and granting, in part, the City's motion for summary judgment relating to the Chicago Hotel Accommodations Tax ("CHAT") and related common law claims, holding that the Company and the other OTCs are liable for that tax and other obligations under CHAT. The Court's order applied only to liability and did not address or resolve any issues as to damages.

On July 8, 2013, in Warrenville, et al. v. Priceline.com Incorporated, et al. (U.S. District Court for the Northern District of Illinois; filed in April 2013), the plaintiffs voluntarily dismissed the putative class action pending in federal court, and filed a new class action complaint in Illinois state court. That action is captioned Village of Bedford Park, et al. v. Expedia, Inc., et al. (Circuit Court of Cook County, Illinois; filed in July 2013). The complaint alleges violation of the municipalities' respective accommodations ordinances, conversion, civil conspiracy, unjust enrichment, breach of fiduciary duty, and seeks a declaratory judgment, imposition of a constructive trust, and an accounting.

A new action was filed on July 15, 2013, in Department of Revenue, Finance and Administration Cabinet, Commonwealth of Kentucky v. Expedia, Inc., et al. (Franklin Circuit Court, Kentucky; filed in July 2013). Although the Company is a named defendant in the action, it has not yet received service on the matter. The complaint alleges violation of the state's accommodations tax law, breach of fiduciary duty, conversion and money had and received, and seeks imposition of a constructive trust and injunctive relief.

Two matters were resolved. In The Village of Rosemont, Illinois v. Priceline.com, Inc., et al. (U.S. District Court for the Northern District of Illinois; filed in July 2009) (U.S. Court of Appeals for the Seventh Circuit, appeal filed in November 2012), the Company and other OTC defendants resolved the litigation through mediation. A final agreement has been executed by all parties and a dismissal of the litigation with prejudice is expected shortly. The Company and other OTC defendants also resolved in principle the remaining issues in City of Gallup, New Mexico v. Hotels.com, L.P., et al. (U.S. District Court for the District of New Mexico; filed in July 2007) ); (U.S. Court of Appeals for the Tenth Circuit; appeal filed in April 2013).

A new action commenced. City of Columbia, South Carolina, et al. v. Hotelguides.com, Inc. et al. (Court of Common Pleas, Ninth Judicial Circuit, County of Charleston; filed in July 2013) is a putative class action brought on behalf of South Carolina local governments and taxing authorities against the Company and other OTCs (and other defendants) alleging that the defendants have failed to collect and/or remit transient accommodations taxes as required by the putative class members' respective ordinances. The complaint asserts violations of these ordinances, conversion, civil conspiracy, "voluntary undertaking" and "contractual undertaking" by defendants, and other equitable claims, including constructive trust, unjust enrichment and an accounting. The Company has not yet been served in this action.

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

•	Elizabeth McAllister, et al. v. Hotels.com L.P., et al., (Circuit Court of Saline County, Arkansas; filed in February 2011); (Arkansas Supreme Court; appeal filed in June 2013)

•	Town of Breckenridge, Colorado v. Colorado Travel Company, LLC, et al. (District Court for Summit County, Colorado; filed in July 2011)

•	County of Nassau v. Expedia, Inc., et al. (Supreme Court of Nassau County, New York; filed in September 2011); ); (Appellate Division, Second Department; appeal filed in April 2013)

•	Village of Bedford Park, et al. v. Expedia, Inc. et al. (Circuit Court of Cook County, Illinois; filed in July 2013)

•	City of Columbia, South Carolina, et al. v. Hotelguides.com, Inc. et al. (Court of Common Pleas, Ninth Judicial Circuit, County of Charleston; filed in July 2013).

Actions Filed on Behalf of Individual Cities, Counties and States

Such actions include:

•	City of Chicago, Illinois v. Hotels.com, L.P., et al. (Circuit Court of Cook County Illinois; filed in November 2005)

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

•	Leon County, et al. v. Expedia, Inc., et al. (Second Judicial Circuit Court for Leon County, Florida; filed November 2009); (Florida First District Court of Appeal; appeal filed in May 2012)

•	Leon County v. Expedia, Inc. et al. (Second Judicial Circuit Court for Leon County, Florida; filed in December 2009); (Florida First District Court of Appeal; appeal filed in October 2012)

•	Hamilton County, Ohio, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District Of Ohio; filed in August 2010)

•	Montana Department of Revenue v. Priceline.com, Inc., et al. (First Judicial District Court of Lewis and Clark County, Montana; filed in November 2010)

•	District of Columbia v. Expedia, Inc., et al. (Superior Court of District of Columbia; filed in March 2011)

•	Volusia County, et al. v. Expedia, Inc., et al. (Circuit Court for Volusia County, Florida; filed in April 2011)

•	State of Mississippi v. Priceline.com Inc., et al., (Chancery Court of Hinds County, Mississippi; filed in January 2012)

•	County of Kalamazoo, Michigan v. Hotels.com L.P., et al. (Circuit Court for the County of Kalamazoo; filed August 2012)

•	Fargo v. Expedia, Inc. et al. (District Court for the County of Cass; filed in February 2013)

•	Department of Revenue, Finance and Administration Cabinet, Commonwealth of Kentucky v. Expedia, Inc. et al. (Franklin Circuit Court, Kentucky; filed in July 2013)

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

•
In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of the Tax Appeal of Travelweb LLC  (Tax Appeal Court of the State of Hawaii; filed in March 2011); In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of the Tax Appeal of Travelweb LLC (Tax Appeal Court of the State of Hawaii, filed in July 2012); In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of Tax Appeal of Travelweb LLC (Tax Appeal Court of the State of Hawaii, filed in June 2013)

•	Expedia, Inc. et al. v. City of Portland (Circuit Court for Multnomah County, Oregon, filed in February 2012)

•	Expedia, Inc., et al. v. City and County of Denver, et al. (District Court for Denver County, Colorado, filed in March 2012); (Colorado Supreme Court; appeal filed in April 2013)

•
Travelocity.com LP, et al., v. Wyoming Department of Revenue (District Court for the County of Laramie, 1st Judicial Dist.; petition for review filed and petition granted by Wyoming Supreme Court in April 2013)

Administrative Proceedings and Other Possible Actions

At various times, the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to the Company's charges and remittance of amounts to cover state and local travel transaction taxes.  Among others, the City of Phoenix, Arizona (on behalf of itself and twelve other Arizona cities); the City of Paradise Valley, Arizona; fifteen cities (and one county) in Colorado (Greenwood Village, Littleton, Golden, city and county of Broomfield, Colorado Springs, Breckenridge, Durango, Grand Junction, Greeley, Lafayette, Silverthorne, Loveland, Glendale, Glenwood Springs, Lakewood); Arlington, Texas; Lake County, Indiana; Saratoga County, New York; and state tax officials from Arkansas, Colorado, Hawaii, Louisiana, Maryland, Michigan, Ohio, Pennsylvania, South Dakota, Texas, West Virginia, and Wisconsin have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local travel transaction taxes.  Priceline.com and Travelweb LLC received notices of assessment from the City of Phoenix, Arizona (on its behalf and on behalf of twelve other Arizona cities) arising from the multijurisdictional transaction privilege tax audit conducted by Phoenix. Priceline.com and Travelweb LLC are protesting such assessments and filed a petition for hearing. Between 2008 and 2010, the Company received audit notices from more than forty cities in the state of California.  The audit proceedings in those cities have not been active but are not yet concluded.  The Company has also been contacted for audit by five counties in the state of Utah and by the City of St. Louis, Missouri.

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

The Company disputes the allegations in the SO and intends to contest them vigorously. Booking.com runs an agency model hotel reservation platform in which hotels have complete discretion and control over setting the prices that appear on the Booking.com website. Booking.com is a facilitator of hotel room reservations; it does not take possession of or title to hotel rooms and is not a reseller of hotel rooms. Because Booking.com plays no role in price setting, does not control hotel pricing and does not resell hotel rooms, it does not believe that it engages in the conduct alleged in the SO. The Company will have the right to respond to the allegations in the SO in writing and orally (which it expects to do in the second half of 2013). If the OFT chooses to maintain its objections after hearing Booking.com's responses, the OFT will issue a "Decision" which will state its case against Booking.com and others under investigation. The Company expects that a final infringement Decision, if any, will be issued at the earliest in the first half of 2014. The Company will have the opportunity to challenge an adverse Decision by the OFT in the U.K. courts.

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

On July 1, 2013, the Company, together with the OTC and hotel defendants, filed an omnibus motion to dismiss the amended consolidated complaint.  Plaintiffs' opposition is due on August 15, 2013 and defendants' reply is due on September 16, 2013.

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

14.    ACQUISITION

On May 21, 2013, the Company acquired 100% of KAYAK Software Corporation in a stock and cash transaction. The purchase value was approximately $2.1 billion ($1.9 billion net of cash acquired). The Company paid $0.5 billion in cash, from cash on hand in the United States, and $1.6 billion in shares of its common stock (based upon the market value of the Company's common stock at the merger date) and the fair value of the assumed vested KAYAK stock options. These assumed KAYAK stock options are related to pre-combination service.
KAYAK is a leading travel research site that allows people to easily compare hundreds of travel sites at once when searching for flights, hotels, and rental cars, and gives travelers choices on where to book. KAYAK has built a strong brand in online travel research and its track record of profitable growth is demonstrative of its popularity with consumers and value to advertisers. KAYAK also has world class technology and a tradition of innovation in building great user interfaces across multiple platforms and devices. The Company believes that it can be helpful with KAYAK's plans to build a global online travel brand.
Also in conjunction with the acquisition, the Company assumed unvested KAYAK employee stock options, which relate to post-combination service, with an acquisition date fair value of $57.4 million. See Note 2 for further information on the assumed KAYAK unvested employee stock options.
As a result of the acquisition of KAYAK, the Company expensed approximately $6.4 million and $8.5 million of professional fees for the three and six months ended June 30, 2013, respectively. These acquisition-related expenses were included in "General and administrative" expenses on the Unaudited Consolidated Statements of Operations. In addition, the Company paid approximately $1.2 million of stock issuance costs in the six months ended June 30, 2013, with an offsetting charge to additional paid-in capital.

The aggregate purchase price was preliminarily allocated to the assets acquired and liabilities assumed as follows (in millions):

Current assets (1)	$321
Identifiable intangible assets (2)	871
Goodwill (3)	1,234
Other long-term assets	12
Total liabilities (4)	(370)
Total consideration	$2,068

(1) Includes cash acquired of $194 million.

(2) Acquired definite-lived intangibles, with a weighted average life of 18.7 years, consisted of trade names of $496 million with an estimated useful life of 20 years, supply and distribution agreements of $302 million with an estimated useful life of 20 years, and technology of $73 million with estimated useful life of 5 years.
(3) Goodwill is not tax deductible.
(4) Includes deferred tax liabilities of $326 million.

KAYAK's revenues and earnings since the acquisition date and pro forma results of operations have not been presented as such financial information is not material to the Company's results of operations.

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

Overview
     We are a leading online travel company that offers our customers hotel and accommodation reservations through the Booking.com, priceline.com and Agoda.com brands. In the United States, we offer our customers reservations for car rentals, airline tickets, vacation packages, destination services and cruises through the priceline.com U.S. brand. We offer car rental reservations worldwide through rentalcars.com. We also allow customers to search for rates and availability for airline tickets, hotels rooms and rental cars across hundreds of websites and provide choices on where to book through KAYAK, which we acquired in May 2013. We refer to our company and all of our subsidiaries and brands, including Booking.com, priceline.com, Agoda.com, KAYAK, and rentalcars.com, collectively as the "Priceline Group," the "Company," "we," "our" or "us."

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include Booking.com, Agoda.com, KAYAK, and rentalcars.com, which are independently managed and operated brands.  Our principal goal is to serve our customers with worldwide leadership in online hotel, accommodation and rental car reservations.  Our business is driven primarily by international results. During the year ended December 31, 2012, our international business (the substantial majority of which is generated by Booking.com) represented approximately 82% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 92% of our consolidated operating income. Given that our international business is primarily comprised of hotel reservation services, and that hotel reservations also represent a significant majority of our domestic business, gross profit earned in connection with the reservation of hotel room nights represents a substantial majority of our gross profit.

Our priceline.com U.S. brand offers merchant Name Your Own Price® travel services (sometimes referred to as "opaque" travel services because certain elements of the service are not disclosed to the customer prior to booking), which are recorded in revenue on a "gross" basis and have associated cost of revenue. Retail and semi-opaque price-disclosed travel services offered by both our U.S. and international brands are recorded in revenue on a "net" basis and have no associated cost of revenue. Therefore, revenue increases and decreases are impacted by changes in the mix of our revenues between Name Your Own Price® and retail travel services. Gross profit reflects the net margin earned for both our Name Your Own Price® and retail travel services. Consequently, gross profit has become an increasingly important measure of evaluating growth in our business. At present, we derive substantially all of our gross profit from the following sources:

•	Commissions earned from facilitating reservations of price-disclosed hotels, rental cars, cruises and other travel services;

•	Transaction gross profit and customer processing fees from our price-disclosed hotel, rental car, and vacation package reservation services;

•	Transaction gross profit and customer processing fees from our Name Your Own Price® and Express Deals services;

•
Advertising revenues primarily earned by KAYAK from sending referrals to travel service providers and online travel agents ("OTAs") and from advertising placements on KAYAK websites and mobile applications; and

•
Global distribution system ("GDS") reservation booking fees related to our Name Your Own Price® hotel, rental car and airline ticket reservation services, and price-disclosed airline ticket and rental car services.

Over the last several years we have experienced strong growth in the number of hotel room night reservations booked through our hotel reservation services. We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the high growth of travel overall in emerging markets such as Asia-Pacific and South America, and the continued innovation and execution by our teams around the world to build hotel supply, content and distribution and to improve the customer experience on our websites. We experienced strong year-over-year growth in recent years, though that growth has generally decelerated. For example, in the second quarter of 2013, our hotel room night reservation growth was 38%, a deceleration from 39% in the second quarter of 2012 and 56% in the second quarter of 2011. Given the sheer size of our hotel reservation business, we believe it is highly likely that our year-over-year growth rates will continue to decelerate, though the rate of deceleration may fluctuate.

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

We compete with both online and traditional travel reservation services. The market for the travel reservation services we offer is intensely competitive, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple and Facebook, have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us.
We currently or potentially will compete with a variety of companies, including:

•	Internet travel reservation services such as those owned by Expedia, Travelocity, Ctrip, Rakuten, Jalan and Wotif;

•	large online portal, social networking, group buying and search companies, such as Google, Facebook and Groupon;

•
traditional travel agencies, wholesalers and tour operators, such as Carlson Wagonlit, American Express, Thomas Cook and Tui Travel, as well as thousands of individual travel agencies around the world;

•	travel service providers such as hotel companies, rental car companies and airlines; and

•
online travel search and price comparison services (generally referred to as "meta-search" services), such as trivago (in which Expedia has acquired a majority ownership interest), TripAdvisor, Qunar and HotelsCombined.

TripAdvisor, the world's leading travel research and review website and the world's largest online travel service with over 230 million unique monthly visitors across its sites, Google, the world's largest search engine, and other large, established companies with substantial resources and expertise in developing online commerce and facilitating Internet traffic have launched "meta-search" services and may create additional inroads into online travel, both in the United States and internationally. Meta-search services (like those offered by KAYAK, which we acquired in May 2013) leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., hotels and other accommodations, rental car companies or airlines), OTA and other travel websites and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing more detailed travel search results than may be available through OTAs or other travel websites, which could lead to travel service providers or others gaining a larger share of search traffic. TripAdvisor recently transitioned some of its offerings to meta-search functionality. TripAdvisor has begun supporting its new meta-search service with offline advertising, while trivago, a leading meta-search service in Europe, recently expanded its offline advertising campaign into the United States. Google launched "Hotel Finder", a meta-search service that Google has at times placed at or near the top of hotel-related search results.

As consumers attempt to be more efficient in their shopping behavior, they may favor travel services offered by meta-search sites or search companies over OTAs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites and increase our advertising and other customer acquisition costs. To the extent any such consumer behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in profits from our KAYAK meta-search business to offset any related decrease in profits experienced by our OTA brands. Further, meta-search services may evolve into more traditional OTAs by offering consumers the ability to make travel reservations directly through their websites. For example, TripAdvisor sells room night reservations on its transactional sites Tingo and Jetsetter. To the extent consumers book travel services through a meta-search site or directly with a travel service provider after visiting a meta-search site or meta-search utility on a traditional search engine without using an OTA like us, or if meta-search services limit our participation within their search results, we may need to increase our advertising or other customer acquisition costs to maintain or grow our bookings, any of which could have an adverse effect on our business and results of operations.

As a result of our recent acquisition of KAYAK, a meta-search service, we now compete more directly with other meta-search services. As a meta-search service, KAYAK depends on access to information related to travel service pricing, schedules, availability and other related information from OTAs and travel service providers. KAYAK accesses some of its information from ITA Software, Inc., a major flight information software company that was acquired by Google. To the extent ITA, other OTAs or travel service providers no longer provide such information to KAYAK, whether due to its affiliation with us or otherwise, KAYAK's business and results of operations could be harmed and the value of our investment in KAYAK could be adversely affected.

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

Apple, Inc., one of the most innovative and successful companies in the world and producer of, among other things, the iPhone and iPad, obtained a patent for "iTravel," a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple's most recent iPhone operating system includes "Passbook," a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and along with iTravel, may be indicative of Apple's intent to enter the travel reservations business in some capacity. Apple has substantial market share in the smart phone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps and has access to greater resources than we have. Apple may use or expand iTravel, Passbook, Siri (Apple's voice recognition “concierge” service) or another mobile app as a means of entering the travel reservations marketplace. Similarly, Google's Android operating system is the leading smart phone operating system in the world. As a result, Google could leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. To the extent Apple or Google use their mobile operating systems or app distribution channels to favor their own travel service offerings, our business could be harmed.

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

We use third party websites, including online search engines and meta-search services, and affiliate marketing as primary means of generating traffic to our websites. As a result, our online advertising expense has increased significantly in recent years, a trend we expect to continue. In addition, our online advertising has grown faster than our gross profit due to (1) lower returns on investment ("ROIs") from our online advertising, (2) brand mix within The Priceline Group and (3) channel mix within certain of our brands. Our online advertising ROIs have recently been down year-over-year. Furthermore, our international brands are growing faster than our priceline.com U.S. brand, and spend a higher percentage of gross profit on online advertising. Finally, certain of our brands are obtaining an increasing share of traffic through paid online advertising channels.

Advertising efficiency is impacted by a number of factors that are subject to variability and that are outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates and our ability to convert paid traffic to booking customers and then having customers return directly to our websites or mobile apps for future bookings.

International Trends. The size of the travel market outside of the United States is substantially greater than that within the United States. Historically, Internet adoption rates and e-commerce adoption rates of international consumers have trailed those of the United States. However, international consumers are rapidly moving to online means for purchasing travel. Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States. We expect that over the long-term, international online travel growth rates will follow a similar trend to that experienced in the United States. In addition, the base of hotel properties in Europe and Asia is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains. We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States. Our growth has primarily been generated by our international hotel reservation service brands, Booking.com and Agoda.com. Booking.com, our most significant brand, includes over 330,000 hotels and accommodations on its website as of August 2, 2013 (updated property counts are available on the Booking.com website). Booking.com has added properties over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America. An increasing amount of our business from both a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate. We believe that the opportunity to continue to grow our business exists for the markets in which we operate. We believe these trends and factors have enabled us to become the leading online hotel and accommodation reservation service provider in the world as measured by room nights booked.

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

Another impact of the size of our international business is our exposure to foreign currency exchange risk. Because we are conducting a substantial majority of our business outside the United States and are reporting our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international business are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation. For example, a strengthening of the Euro increases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars, while a weakening of the Euro decreases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars. Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt have had difficulty refinancing their debt. Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may be more widespread and could include the United States, has led to significant volatility in the exchange rate between the Euro, the U.S. Dollar and other currencies. We generally enter into derivative instruments to minimize the impact of short-term currency fluctuations on our consolidated operating results. However, such derivative instruments are short term in nature and not designed to hedge against currency fluctuation that could impact our foreign currency denominated gross bookings, revenue or gross profit (see Note 5 to the Unaudited Consolidated Financial Statements for additional information on our derivative contracts). For example, while revenue from our international operations grew year-over-year on a local currency basis by approximately 39% and 42% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, as a result of the positive impact of currency exchange rates, revenue from our international operations as reported in U.S. Dollars grew 40% and 42% for the three and six months ended June 30, 2013, respectively.

Domestic Trends. Competition in U.S. online travel remains intense and online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantages. In particular, the competition to provide "opaque" hotel reservation services to consumers, an area in which our priceline.com U.S. business has been a leader, has become more intense. For example, Expedia makes opaque hotel room reservations available on its principal website under the name "Expedia Unpublished Rates" and has supported this initiative with steeper discounts through lower margins. As with our opaque Name Your Own Price® hotel reservation service, the name of the hotel is not disclosed until after booking. We believe these offerings, in particular "Expedia Unpublished Rates", have adversely impacted the market share and year-over-year growth rate for our opaque hotel reservation service, which had experienced a decline in room night reservations since the third quarter of 2011, before returning to growth in the three months ended June 30, 2013. In addition, some hotels offer discounted room reservations through "daily deal" websites such as Groupon and Living Social. If Expedia or others are successful in growing their opaque and semi-opaque hotel reservation services, and/or "daily deal" websites are successful in garnering a sizable share of discounted hotel bookings, we may have less consumer demand for our opaque and semi-opaque hotel reservation services over time, and we would face more competition for access to the limited supply of discounted hotel room rates. In an effort to compete more effectively against these new offerings, in 2012 we launched Express Deals, a semi-opaque price-disclosed hotel reservation service. While Express Deals has been a significant contributor to the recently improved performance of our opaque hotel reservation service, the offering may not ultimately be successful at recovering or growing U.S. hotel reservation service market share. As a result of this increased competition, our share of the discount hotel reservation market in the United States could further decrease.

While demand for online travel services in the United States continues to experience annualized growth, we believe that the U.S. market share of third-party distributors is impacted in part by a concerted initiative by travel service providers to direct customers to their own websites in an effort to reduce distribution expenses and establish more direct control over their pricing. In addition, certain airlines have attempted to charge additional fees to customers who book airline reservations through an online channel other than their own website. Travel service providers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as web-only fares, bonus miles or loyalty points, which could make their offerings more attractive to consumers than models like ours.

U.S. airlines have reduced capacity and increased fares since the latter part of 2009, a trend which may continue. Decreases in capacity reduce the amount of airline tickets available, while significant increases in average airfares have adversely impacted leisure travel demand. Reduced airline capacity and demand negatively impact our priceline.com air ticket reservation business, which in turn has negative repercussions on our priceline.com hotel and rental car businesses. Our Name Your Own Price® rental car business was negatively impacted in 2012 by an increase in the utilization of rental car fleets, resulting in less opaque rental car availability. Although availability improved for us in the first half of 2013, we expect continued variability in the breadth and depth of discounted airline tickets and rental car rates made available to us in the future, depending on market conditions from time to time.

Seasonality. A meaningful amount of retail gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. We expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated. However, we generally do not recognize associated revenue until future quarters when the travel occurs. As a result, we typically experience our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of booking and travel consumption for the year for our North American and European businesses. However, we experience the highest levels of booking and travel consumption for our Asia-Pacific and South American businesses in the first and fourth quarters. Therefore, if these businesses continue to grow faster than our North American and European businesses, our operating results for the first and fourth quarters of the year may become more significant over time as a percentage of full year operating results. In addition, our Name Your Own Price® services are generally non-refundable in nature, and accordingly, we recognize travel revenue at the time a booking is generated. However, we recognize revenue generated from our retail hotel services at the time that the customer checks out of the hotel. Therefore, if our retail hotel business continues to grow faster than our Name Our Own Price® services, we expect our quarterly results to become increasingly impacted by these seasonal factors. In addition, the date on which Easter falls can have an impact on our first and second quarters. For example, in 2013 our first quarter growth rates in revenue, gross profit, operating income, and operating margins were favorably affected by Easter falling in the first quarter as compared to the same period in 2012. Conversely, those growth rates were negatively impacted in our second quarter 2013 as compared to the same period in 2012. The impact of seasonality can be exaggerated in the short-term by the gross bookings growth rate of the business. For example, in periods where our growth rate substantially decelerates, our operating margins typically benefit from relatively less variable advertising expense. In addition, gross profit growth is typically less impacted in the near term due to the benefit of revenue booked in previous quarters.

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

On May 21, 2013, we acquired KAYAK Software Corporation, a leading travel meta-search service, in a stock and cash transaction. The purchase value was approximately $2.1 billion ($1.9 billion net of cash acquired). We paid $0.5 billion in cash, from cash on hand in the United States, and $1.6 billion in shares of our common stock and assumed stock options. See Note 2 and Note 14 to the Unaudited Financial Statements for further information on the acquisition.

Results of Operations

Three and Six Months Ended June 30, 2013 compared to the Three and Six Months Ended June 30, 2012

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

Gross bookings resulting from hotel room nights, rental car days and airline tickets reserved through our international and U.S. operations for the three and six months ended June 30, 2013 and 2012 were as follows (numbers may not total due to rounding):

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2013	2012	Change	2013	2012	Change
International	$8,579	$5,952	44.1%	$16,362	$11,403	43.5%
Domestic	1,538	1,377	11.7%	2,908	2,637	10.2%
Total	$10,118	$7,329	38.0%	$19,270	$14,041	37.2%

Gross bookings increased by 38.0% and 37.2% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 (growth on a local currency basis was approximately 38% and 37% for the three and six month periods, respectively), principally due to a 38.2% and 37.9% growth in hotel room night reservations and a 46.3% and 45.0% growth in rental car day reservations, respectively.  The 44.1% and 43.5% increase in international gross bookings for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 (growth on a local currency basis was approximately 44% for the three and six month periods) was primarily attributable to growth in hotel room night reservations for our Booking.com and Agoda.com businesses, as well as growth in rental car day reservations for our rentalcars.com business.  Domestic gross bookings increased by 11.7% and 10.2% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily due to an increase in room-night reservations for priceline.com's retail price-disclosed and semi-opaque Express Deals services as well as higher average prices for airline tickets, hotel room nights, and rental car days, partially offset by a decline in our Name Your Own Price® opaque hotel business.

Gross bookings resulting from reservations of hotel room nights, rental car days and airline tickets made through our agency and merchant models for the three and six months ended June 30, 2013 and 2012 were as follows (numbers may not total due to rounding):

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2013	2012	Change	2013	2012	Change
Agency	$8,425	$6,031	39.7%	$16,073	$11,559	39.1%
Merchant	1,692	1,298	30.3%	3,197	2,482	28.8%
Total	$10,118	$7,329	38.0%	$19,270	$14,041	37.2%

Agency gross bookings increased 39.7% and 39.1% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily due to growth in Booking.com hotel room night reservations, as well as growth in priceline.com's retail rental car reservations. Merchant gross bookings increased 30.3% and 28.8% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily due to an increase in the sale of

Agoda.com hotel room night reservations, rentalcars.com rental car day reservations and priceline.com semi-opaque Express Deals room night reservations, partially offset by a decline in our Name Your Own Price® opaque hotel business.

	Hotel Room Nights	Rental Car Days	Airline Tickets

Three Months ended June 30, 2013	69.4 million	12.5 million	1.7 million

Three Months ended June 30, 2012	50.2 million	8.6 million	1.7 million

Six Months ended June 30, 2013	132.6 million	22.4 million	3.4 million

Six Months ended June 30, 2012	96.1 million	15.5 million	3.3 million

Hotel room night reservations increased by 38.2% and 37.9% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, principally due to an increase in Booking.com, Agoda.com and priceline.com retail and semi-opaque Express Deals hotel room night reservations, partially offset by a decline in our Name Your Own Price® opaque hotel room night reservations. Booking.com, our most significant brand, currently includes over 330,000 hotels and accommodations on its website as of August 2, 2013 (updated hotel and accommodations are available on the Booking.com website).  Booking.com has added hotels and accommodations over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America.  An increasing amount of our business from a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate and our core European market.  Our priceline.com agency hotel reservations benefited from the integration of the growing number of hotels and accommodations on the Booking.com extranet.

Rental car day reservations increased by 46.3% and 45.0% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to an increase in rental car day reservations for rentalcars.com and priceline.com.

Airline ticket reservations increased by 1.8% and 1.6% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to an increase in Name Your Own Price® and price-disclosed airline ticket reservations.

Revenues

We classify our revenue into three categories:

•
Agency revenues are derived from travel related transactions where we are not the merchant of record and where the prices of the travel services are determined by third parties. Agency revenues include travel commissions, GDS reservation booking fees related to certain travel services and customer processing fees and are reported at the net amounts received, without any associated cost of revenue. Substantially all of the revenue for Booking.com is agency revenue comprised of travel commissions.

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

•	Advertising and other revenues are derived primarily from KAYAK for sending referrals to travel service providers and OTAs and from advertising placements on KAYAK websites and mobile applications.

	Three Months Ended June 30,			Six Months Ended June 30,
	$000			$000
	2013	2012	Change	2013	2012	Change
Agency Revenues	$1,064,640	$771,996	37.9%	$1,834,568	$1,309,623	40.1%
Merchant Revenues	580,224	551,024	5.3%	1,108,788	1,047,433	5.9%
Advertising and other Revenues	35,374	3,739	846.1%	38,894	6,950	459.6%
Total Revenues	$1,680,238	$1,326,759	26.6%	$2,982,250	$2,364,006	26.2%

 Agency Revenues

Agency revenues for the three and six months ended June 30, 2013 increased 37.9% and 40.1%, respectively, compared to the same periods in 2012, primarily as a result of growth in the business of Booking.com.  Our priceline.com agency revenues benefited from growth in our retail rental car business as well as the integration on the priceline.com website of the growing number of hotels and accommodations on the Booking.com extranet.

Merchant Revenues

Merchant revenues for the three and six months ended June 30, 2013 increased 5.3% and 5.9%, respectively, compared to the same periods in 2012, primarily due to increases in our Agoda.com hotel business, rentalcars.com rental car business and priceline.com Name Your Own Price® rental car and semi-opaque Express Deals hotel businesses, partially offset by a decline in Name Your Own Price® opaque hotel revenues for the three and six months ended June 30, 2013, compared to the same periods in 2012. Merchant revenue growth over the prior year periods was substantially lower than merchant gross bookings growth because our merchant revenues are disproportionately affected by our Name Your Own Price® business. Name Your Own Price® revenues are recorded “gross” with a corresponding supplier cost recorded in cost of revenues, and represented a smaller percentage, year-over-year, of total revenues compared to our faster-growing Agoda.com, rentalcars.com and priceline.com semi-opaque Express Deals hotel businesses, which are recorded in revenue "net" of supplier cost. As a result, we believe that gross profit is an important measure of evaluating growth in our business.

Advertising and Other Revenues

Advertising and other revenues during the three and six months ended June 30, 2013 consisted primarily of advertising revenues.  Advertising revenues for the three and six months ended June 30, 2013 includes $31.1 million for the inclusion of KAYAK since its acquisition on May 21, 2013, and excludes intercompany revenues earned by KAYAK from other Priceline Group brands.

Cost of Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	$000			$000
	2013	2012	Change	2013	2012	Change
Cost of Revenues	$296,383	$322,617	(8.1)%	$588,730	$616,576	(4.5)%

For the three and six months ended June 30, 2013, cost of revenues consisted primarily of: (1) the cost of Name Your Own Price® hotel room reservations from our suppliers, net of applicable taxes, (2) the cost of Name Your Own Price® rental cars from our suppliers, net of applicable taxes; (3) the cost of Name Your Own Price® airline tickets, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (4) the cost of vacation packages from our suppliers, net of applicable taxes; and (5) the cost related to accruals for travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.). Cost of revenues for the six months ended June 30, 2013 includes a first quarter accrual of approximately $20.5 million (including estimated interest and penalties) for travel transaction taxes, principally related to unfavorable rulings in the State of Hawaii and the District of Columbia. Cost of revenues for the three and six months ended June 30, 2013 decreased by 8.1% and 4.5%, respectively, compared to the same periods in 2012, primarily due to a decrease in our Name Your Own Price® hotel business, partially offset by increases in our other Name Your Own Price® businesses and higher accruals for travel transaction taxes.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	$000			$000
	2013	2012	Change	2013	2012	Change
Gross Profit	$1,383,855	$1,004,142	37.8%	$2,393,520	$1,747,430	37.0%
Gross Margin	82.4%	75.7%		80.3%	73.9%

Total gross profit for the three and six months ended June 30, 2013 increased by 37.8% and 37.0%, respectively, compared to the same periods in 2012, primarily as a result of increased revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three and six months ended June 30, 2013, compared to the same periods in 2012, because our revenues are disproportionately affected by our Name Your Own Price® business. Name Your Own Price® revenues are recorded “gross” with a corresponding travel service provider cost recorded in cost of revenues, and in the three and six months ended June 30, 2013 represented a smaller percentage of total revenues than in the same periods in 2012. Our retail price-disclosed and semi-opaque businesses, which are recorded in revenue "net" of supplier cost have been growing faster than our Name Your Own Price® businesses. As a result, we believe that gross profit is an important measure of evaluating growth in our business. Our international operations accounted for approximately $1.2 billion and $2.1 billion of our gross profit for the three and six months ended June 30, 2013, which compares to $859.2 million and $1.5 billion, respectively, for the same periods in 2012. Gross profit attributable to our international operations increased, on a local currency basis, by approximately 39% and 42% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Gross profit attributable to our U.S. businesses increased by approximately 26% and 10% for the three and six months ended June 30, 2013, compared to the same periods in 2012. Gross profit for the three and six months ended June 30, 2013 was positively impacted by the inclusion of KAYAK since its acquisition on May 21, 2013. Gross profit for the six months was negatively impacted by an accrual recorded in the first quarter of 2013 for travel transaction taxes, primarily related to unfavorable rulings in the State of Hawaii and the District of Columbia.

Operating Expenses

Advertising

	Three Months Ended June 30,			Six Months Ended June 30,
	$000			$000
	2013	2012	Change	2013	2012	Change
Online Advertising	$463,135	$314,480	47.3%	$866,288	$591,616	46.4%
% of Total Gross Profit	33.5%	31.3%		36.2%	33.9%
Offline Advertising	$32,130	$9,922	223.8%	$59,859	$21,078	184.0%
% of Total Gross Profit	2.3%	1.0%		2.5%	1.2%

Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; (4) banner and pop-up advertisements; and (5) e-mail campaigns. For the three and six months ended June 30, 2013, online advertising expenses increased over the same periods in 2012, primarily to support increased gross bookings. Online advertising as a percentage of gross profit increased for the three and six months ended June 30, 2013, compared to the same periods in 2012, due to (1) lower ROIs from our online advertising, (2) brand mix within The Priceline Group and (3) channel mix within certain of our brands. Our online advertising ROIs have been down year-over-year for the last several quarters. Furthermore, our international brands are growing faster than our priceline.com U.S. brand, and spend a higher percentage of gross profit on online advertising. Finally, certain of our brands are obtaining an increasing share of traffic through paid online advertising channels. The inclusion of KAYAK since its acquisition on May 21, 2013 had a favorable impact on online advertising as a percentage of gross profit for the three months ended June 30, 2013 because KAYAK spends a lower percentage of gross profit on online advertising than our other brands do, as well as the impact of the elimination of intercompany online advertising expenses.

Offline advertising expenses are related to our television, print and radio advertising for our priceline.com, Booking.com, and KAYAK businesses. For the three and six months ended June 30, 2013, offline advertising increased 223.8% and 184.0%, respectively, compared to the same periods in 2012, due mainly to Booking.com launching in the United States its first offline advertising campaign in 2013, as well as the inclusion of KAYAK since its acquisition on May 21, 2013.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	$000			$000
	2013	2012	Change	2013	2012	Change
Sales and Marketing	$59,855	$47,445	26.2%	$112,118	$92,982	20.6%
% of Total Gross Profit	4.3%	4.7%		4.7%	5.3%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-parties that provide call center, website content translations and other services; (3) provisions for bad debt, primarily related to agency hotel commission receivables; and (4) provisions for credit card chargebacks. For the three and six months ended June 30, 2013, sales and marketing expenses, which are substantially variable in nature, increased over the same periods in 2012, primarily due to increased gross booking volumes as well as expenses related to increased content translations and the inclusion of KAYAK since its acquisition on May 21, 2013. Sales and marketing expenses as a percentage of gross profit are typically higher for our merchant business which incurs credit card processing fees. Our merchant business grew more slowly than our agency business, and as a result, sales and marketing expenses as a percentage of total gross profit for the three and six months ended June 30, 2013, declined compared to the same period in 2012. In addition, our Agoda.com business achieved a year-over-year decline in its sales and marketing expense per transaction.

Personnel

	Three Months Ended June 30,			Six Months Ended June 30,
	$000			$000
	2013	2012	Change	2013	2012	Change
Personnel	$165,997	$108,030	53.7%	$300,215	$208,706	43.8%
% of Total Gross Profit	12.0%	10.8%		12.5%	11.9%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes and employee health benefits. For the three and six months ended June 30, 2013, personnel expenses increased over the same periods in 2012, due primarily to increased headcount to support the growth of our businesses and the inclusion of KAYAK since its acquisition on May 21, 2013. Stock-based compensation expense was approximately $34.7 million and $56.4 million for the three and six months ended June 30, 2013, respectively, compared to $17.6 million and $34.1 million for the three and six months ended June 30, 2012, respectively. Stock-based compensation expense of $11.0 million for the KAYAK unvested assumed employee stock options and payroll taxes of $2.7 million for KAYAK stock option exercises were recorded in the three and six months ended June 30, 2013.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	$000			$000
	2013	2012	Change	2013	2012	Change
General and Administrative	$64,921	$39,807	63.1%	$115,082	$80,481	43.0%
% of Total Gross Profit	4.7%	4.0%		4.8%	4.6%

General and administrative expenses consist primarily of: (1) personnel related expenses such as recruiting, training and travel expenses; (2) fees for outside professionals, including litigation expenses; and (3) occupancy expenses. General and administrative expenses increased during the three and six months ended June 30, 2013 over the same periods in 2012, primarily due to higher recruiting, training and travel expenses related to increased headcount in all our businesses, higher occupancy and office expenses related to the expansion of our international businesses, and the inclusion of KAYAK since its acquisition on May 21, 2013. General and administrative expenses for three and six months ended June 30, 2013 included approximately $6.4 million and $8.5 million, respectively, of professional fees related to the acquisition of KAYAK. General and administrative expenses for the six months ended June 30, 2012 included a charge of approximately $3 million related to certain leased space that was vacated in connection with the relocation of Booking.com's headquarters to a new location in Amsterdam.

Information Technology

	Three Months Ended June 30,			Six Months Ended June 30,
	$000			$000
	2013	2012	Change	2013	2012	Change
Information Technology	$16,959	$10,440	62.4%	$30,181	$21,175	42.5%
% of Total Gross Profit	1.2%	1.0%		1.3%	1.2%

Information technology expenses consist primarily of: (1) outsourced data center costs; (2) system maintenance and software license fees; (3) data communications and other expenses associated with operating our services; and (4) payments to outside consultants. For the three and six months ended June 30 2013, the increase in information technology expenses compared to the same periods in 2012 was due primarily to growth in our worldwide operations and the inclusion of KAYAK since its acquisition on May 21, 2013.

Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	$000			$000
	2013	2012	Change	2013	2012	Change
Depreciation and Amortization	$26,027	$15,663	66.2%	$45,107	$31,505	43.2%
% of Total Gross Profit	1.9%	1.6%		1.9%	1.8%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation on computer equipment; (3) amortization of internally developed and purchased software; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures. For the three and six months ended June 30, 2013, depreciation expense increased from the same periods in 2012 due principally to capital expenditures for additional data center capacity and office build outs to support growth and geographic expansion, principally related to our Booking.com brand, and $6.5 million for the inclusion of KAYAK since its acquisition on May 21, 2013, primarily comprised of intangible amortization.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	$000			$000
	2013	2012	Change	2013	2012	Change
Interest Income	$1,141	$1,001	14.0%	$2,015	$2,099	(4.0)%
Interest Expense	(19,633)	(16,882)	16.3%	(36,962)	(28,141)	31.3%
Foreign Currency Transactions and Other	(782)	3,205	(124.4)%	(3,724)	829	(549.2)%
Total	$(19,274)	$(12,676)	52.1%	$(38,671)	$(25,213)	53.4%

For the three months ended June 30, 2013, interest income on cash and marketable securities increased over the same period in 2012, primarily due to an increase in the average balance invested, partially offset by lower yields. For the six months ended June 30, 2013, interest income on cash and marketable securities decreased over the same period in 2012, primarily due to lower yields partially offset by an increase in the average balance invested. Interest expense increased for the three and six months ended June 30, 2013 as compared to the same periods in 2012, primarily due to an increase in the average outstanding debt resulting from the May 2013 issuance of $1.0 billion aggregate principal amount of convertible senior notes and the March 2012 issuance of $1.0 billion aggregate principal amount of convertible senior notes.

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operating results into U.S. Dollars upon consolidation resulted in foreign exchange gains of $1.8 million and $2.2 million for the three and six months ended June 30, 2013, respectively, compared with foreign exchange gains of $5.2 million and $5.8 million for the three and six months ended June 30, 2012, respectively, and are recorded in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations.

Foreign exchange transaction losses, including costs related to foreign exchange transactions, resulted in losses of $2.5 million and $5.8 million for the three and six months ended June 30, 2013, respectively, compared to foreign exchange losses of

$2.0 million and $5.1 million for the three and six months ended June 30, 2012, respectively, and are recorded in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	$000			$000
	2013	2012	Change	2013	2012	Change
Income Tax Expense	$98,117	$93,025	5.5%	$144,267	$140,204	2.9%

Our effective tax rates for the three and six months ended June 30, 2013 were 18.3% and 17.5%, respectively, as compared to 20.9% and 20.8% in the three and six months ended June 30, 2012, respectively. Our effective tax rate differs from the expected tax provision at the U.S. statutory tax rate of 35%, principally due to lower tax rates outside the United States, partially offset by state income taxes and certain non-deductible expenses. Our effective tax rates were lower for the three and six months ended June 30, 2013, compared to the same periods in 2012, due to growth in our international businesses.

According to Dutch corporate income tax law, income generated from qualifying "innovative" activities is taxed at a rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%.  Booking.com obtained a ruling from the Dutch tax authorities in February 2011 confirming that a portion of its earnings is eligible for Innovation Box Tax treatment. The ruling from the Dutch tax authorities is valid through December 31, 2017, and includes a three year extension granted by the Dutch tax authorities in July 2013.

Until our U.S. net operating loss carryforwards are utilized or expire, most of our U.S. income will not be subject to a cash tax liability, other than federal alternative minimum tax and state income taxes. However, we expect to pay foreign taxes on our non-U.S. income. We expect that our international operations will grow their pretax income at higher rates than the U.S. business over the long term and, therefore, it is our expectation that our cash tax payments will increase as our international businesses generate an increasing share of our pre-tax income.

Redeemable Noncontrolling Interests

	Three Months Ended June 30,			Six Months Ended June 30,
	$000			$000
	2013	2012	Change	2013	2012	Change
Net income attributable to noncontrolling interests	$114	$307	(62.9)%	$135	$153	(11.8)%

Net income attributable to noncontrolling interest is lower for the three and six months ended June 30, 2013, compared to the same periods in 2012, mainly due to a reduction in redeemable noncontrolling interests from 19.0% in April 2011 to 12.7% in April 2012. In April 2013, we purchased the remaining outstanding shares underlying the redeemable noncontrolling interests.

Liquidity and Capital Resources

As of June 30, 2013, we had $5.9 billion in cash, cash equivalents and short-term investments. Approximately $3.3 billion of our cash, cash equivalents and short-term investments are held by our international subsidiaries and are denominated primarily in Euros and, to a lesser extent, in British Pounds Sterling and other currencies. We currently intend to permanently reinvest this cash in our international operations. We could not repatriate this cash to the United States without utilizing our net operating loss carryforwards and potentially incurring additional tax payments in the United States. Cash equivalents and short-term investments are primarily comprised of foreign and U.S. government securities and bank deposits.

In May 2013, we issued in a private placement $1.0 billion aggregate principal amount of convertible senior notes due 2020, with an interest rate of 0.35%. Interest on the notes is payable in June and December of each year. As discussed below, we used approximately $345.5 million of the net proceeds to repurchase outstanding common stock. We intend to use the net proceeds to repurchase shares of our common stock in the open market or in privately negotiated transactions from time to time. Any remaining net proceeds will be used for general corporate purposes, which may include repaying outstanding debt and corporate acquisitions. See Note 8 to the Unaudited Consolidated Financial Statements for further details on these notes.

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

The revolving credit facility provides for the issuance of up to $100.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of June 30, 2013, there were no borrowings under the facility, and approximately $1.9 million of letters of credit were issued under the facility.

In May 2013, the Company's Board of Directors authorized a program to purchase $1 billion of the Company's common stock. In the second quarter of 2013, the Company purchased 431,910 shares for a total value of $345.5 million, which includes the purchase of 182,538 shares made concurrent with the issuance of the convertible notes in May 2013 in privately negotiated, off-market transactions. As of June 30, 2013, we have a remaining aggregate amount of $1.1 billion from all authorizations granted by our Board of Directors to purchase our common stock. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital, and other factors.

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

On May 21, 2013, we acquired KAYAK Software Corporation, a leading travel meta-search service, in a stock and cash transaction. The purchase value was approximately $2.1 billion ($1.9 billion net of cash acquired). We paid $0.5 billion in cash, from cash on hand in the United States, and $1.6 billion in shares of our common stock and assumed stock options. See Note 2 and Note 14 to the Unaudited Financial Statements for further information on the acquisition.

Net cash provided by operating activities for the six months ended June 30, 2013, was $776.5 million, resulting from net income of $681.7 million and a favorable impact of $133.9 million for non-cash items not affecting cash flows, partially offset by net unfavorable changes in working capital of $39.1 million. For the six months ended June 30, 2013, prepaid expenses and other current assets increased by $133.1 million, principally related to a first quarter 2013 prepayment of income taxes for 2013 by Booking.com to earn a prepayment discount. For the six months ended June 30, 2013, accounts receivable increased $243.0 million and accounts payable, accrued expenses and other current liabilities increased by $328.0 million. The increase in these working capital balances was primarily related to seasonality and increases in business volume. Our bookings and revenues are generally higher in the second quarter of the year than in the fourth quarter of the year which typically results in higher accounts receivable, deferred merchant bookings, accounts payable and accrued expenses at June 30, 2013 compared to December 31, 2012. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount of our convertible notes, and deferred income taxes.

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

Net cash used in investing activities was $986.0 million for the six months ended June 30, 2013. Investing activities for the six months ended June 30, 2013 were affected by net purchases of investments of $573.9 million, $330.8 million for acquisitions, net of cash acquired, payments of $44.2 million for the settlement of foreign currency contracts, and a change in restricted cash of $0.6 million. Net cash used in investing activities was $1.1 billion for the six months ended June 30, 2012. Investing activities for the six months ended June 30, 2012 were affected by net purchases of investments of $1.1 billion, payments of $13.4 million for acquisitions, and a change in restricted cash of $3.0 million, partially offset by cash proceeds of $61.7 million for the settlement of foreign currency contracts. Cash invested in purchase of property and equipment was $36.5 million and $28.4 million in the six months ended June 30, 2013 and 2012, respectively.

Net cash provided by financing activities was $453.5 million for the six months ended June 30, 2013. The cash provided by financing activities for the six months ended June 30, 2013 was primarily related to proceeds from the issuance of convertible senior notes with an aggregate principal amount of $1.0 billion less $20.0 million of initial debt discount, proceeds from the exercise of employee stock options of $72.8 million, and excess tax benefits from stock-based compensation of $17.8 million, partially offset by treasury stock purchases of $423.3 million, $192.5 million spent to purchase the remaining shares underlying noncontrolling interests, and payments of $1.1 million for stock issuances costs. Net cash provided by financing activities was approximately $677.5 million for the six months ended June 30, 2012. The cash provided by financing activities for the six months ended June 30, 2012 was primarily related to proceeds from the issuance of convertible senior notes with an aggregate principal amount of $1.0 billion, $1.7 million of proceeds from the exercise of employee stock options, and $12.5 million of excess tax benefits from stock-based compensation, partially offset by treasury stock purchases of $255.2 million, $61.1 million spent to purchase a portion of the shares underlying noncontrolling interests in rentalcars.com, and $20.4 million of debt issuance costs.

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

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, we have established an accrual for the potential resolution of issues related to travel transaction taxes in the amount of approximately $65 million at June 30, 2013 and approximately $56 million at December 31, 2012 (which includes, among other things, amounts related to the litigation in the State of Hawaii, District of Columbia and San Antonio). The accrual is based on our estimate of the probable cost of resolving these issues. Our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made. We believe that even if we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash, it would not have a material impact on our liquidity.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We did not experience any material changes in interest rate exposures during the three months ended June 30, 2013. Based upon economic conditions and leading market indicators at June 30, 2013, we do not foresee a significant adverse change in interest rates in the near future.

Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available for sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis points (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of June 30, 2013 of approximately $16 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of June 30, 2013, the outstanding aggregate principal amount of our debt was $2.6 billion. We estimate that the market value of such debt was approximately $3.7 billion as of June 30, 2013. A substantial portion of the market value of our debt in excess of the outstanding principal amount is related to the conversion premium on our outstanding convertible bonds.

We conduct a significant portion of our business outside the United States through subsidiaries with functional currencies other than the U.S. Dollar (primarily Euros). As a result, we face exposures to adverse movements in currency exchange rates as the operating results of our international operations are translated from local currency into U.S. Dollars upon consolidation. If the U.S. Dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, gross bookings, gross profit, operating expenses, and net income. Similarly, our net assets, gross bookings, gross profit, operating expenses, and net income will decrease if the U.S. Dollar strengthens against the local currency. Additionally, foreign exchange rate fluctuations on transactions, denominated in currencies other than the functional currency results in gains and losses that are reflected in the Unaudited Consolidated Statement of Operations.

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. These derivative contracts principally address foreign exchange fluctuation risk for the Euro and the British Pound Sterling versus the U.S. Dollar. As of June 30, 2013 and December 31, 2012, there were no such outstanding derivative contracts. Foreign exchange gains of $1.8 million and $2.2 million for the three and six months ended June 30, 2013, respectively, compared to foreign exchange gains of $5.2 million and $5.8 million for the three and six months ended June 30, 2012, respectively, were recorded in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations.

As of June 30, 2013 and December 31, 2012, we had outstanding forward currency contracts with a notional value of 1.8 billion Euros and 1.5 billion Euros, respectively, that are designated as hedges of our net investment in a foreign subsidiary for accounting purposes. These contracts are all short-term in nature. Mark-to-market adjustments on these net investment hedges are recorded as currency translation adjustments. The fair value of these derivatives at June 30, 2013 was a net asset of $13.3 million, with $21.2 million recorded in "Prepaid expenses and other current assets" and $7.9 million recorded in "Accrued expenses and other current liabilities" on the Unaudited Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2012 was a liability of $62.4 million, with $62.6 million recorded in "Accrued expenses and other current liabilities" and $0.2 million recorded in "Prepaid expenses and other current assets" on the Unaudited Consolidated Balance Sheet. A hypothetical 10% strengthening of the foreign exchange rates relative to the U.S. Dollar, with all other variables held constant, would have resulted in a derivative liability of approximately $226 million as of June 30, 2013. See Note 5 to the Unaudited Consolidated Financial Statements for further detail on our derivative instruments.

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

In May 2013, we acquired KAYAK and, as a result of that acquisition, we intend to undertake a review of its internal controls and, if necessary, make any changes that we believe to be appropriate to those internal controls as we integrate KAYAK's business with ours.

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of material legal proceedings to which we are a party, and update thereto, is contained in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2013, and is incorporated into this Item 1 by reference thereto.

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

Our financial prospects are significantly dependent upon the sale of travel services, particularly leisure travel. Travel, including hotel, rental car and airline ticket reservations, is dependent on discretionary spending levels. As a result, sales of travel services tend to decline during general economic downturns and recessions when consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns or effects that reduce their ability or willingness to travel. Accordingly, the recent worldwide recession led to a weakening in the fundamental demand for our travel reservation services and an increase in the number of customers who canceled existing travel reservations with us. Further, many governments around the world, including the U.S. government and certain European governments, are operating at large financial deficits. Disruptions in the economies of such countries could cause, contribute to or be indicative of deteriorating macro-economic conditions. Failure to reach political consensus regarding workable solutions to these issues has resulted in a high level of uncertainty regarding the future economic outlook. This uncertainty, as well as concern over governmental austerity measures including higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand. Over the past year, we have experienced volatility in transaction growth rates and weaker trends in hotel average daily rates ("ADRs") across many regions of the world, particularly in those European countries that appear to be most affected by economic uncertainties. We believe that these business trends are likely impacted by weak economic conditions and sovereign debt concerns. The uncertainty of macro-economic factors and their impact on consumer behavior across regions, which may differ, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.
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
We derive a substantial portion of our revenues, and have significant operations, outside the United States. Our international operations include the Netherlands-based hotel reservation service Booking.com, the Asia-based hotel reservation service Agoda.com, the U.K.-based rental car reservation service rentalcars.com and, to a lesser extent, KAYAK's international meta-search services. Our international operations have achieved significant year-over-year growth in their gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers). This growth rate, which has contributed significantly to our growth in consolidated revenue, gross profit and earnings per share, has declined, a trend we expect to continue as the absolute level of our gross bookings grows larger. Other factors may also slow the growth rates of our revenues derived from our international business, including, for example, worldwide economic conditions, any strengthening of the U.S. Dollar versus the Euro and other currencies, declines in ADRs, increases in cancellations, adverse changes in travel market conditions and the competitiveness of the market. A decline in the growth rates of our international business could have a negative impact on our future gross profit and earnings per share growth rates and, as a consequence, our stock price.
Our strategy involves continued rapid international expansion in regions throughout the world. Many of these regions have different customs, different currencies, different levels of customer acceptance of the Internet and different legislation, regulatory environments, tax laws and levels of political stability. International markets may have strong local competitors with an established brand and travel service provider relationships that may make expansion in that market difficult and costly and take more time than anticipated. In addition, compliance with non-U.S. legal, regulatory or tax requirements places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences. If we are unsuccessful in rapidly expanding in new and existing markets and managing that expansion, our business, results of operations and financial condition would be adversely affected.
Certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding hotels and accommodations as participants in our reservation services. Many of the newer properties we add to our travel reservation services, especially in highly penetrated markets, may have fewer rooms, may have lower ADRs, may have higher credit risk and may appeal to a smaller subset of customers (for example, hostels and bed and breakfasts), and therefore may also negatively impact our margins.
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
The number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 9,500 as of June 30, 2013, which growth is mostly comprised of hires by our international operations, including as a result of our international acquisitions. As a result of such rapid expansion, the average tenure of our employees has become shorter. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage this growth and our future operations, especially as we employ personnel in multiple geographic locations around the world. We are subject to risks typical of international businesses, including differing economic conditions, differing customs, languages and customer expectations, changes in political climate, differing tax structures, other regulations and restrictions, including labor laws and customs, and foreign exchange rate volatility.
Intense competition could reduce our market share and harm our financial performance.
We compete with both online and traditional travel reservation services. The market for the travel reservation services we offer is intensely competitive, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple and Facebook, have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us.
We currently or potentially will compete with a variety of companies, including:

•
Internet travel reservation services such as Expedia, Hotels.com, Hotwire, Elong, CarRentals.com and Venere, which are owned by Expedia; Travelocity, lastminute.com and Holiday Auto, which are owned by the Sabre Group; Orbitz.com, Cheaptickets, ebookers, HotelClub and RatesToGo, which are owned by Orbitz Worldwide; laterooms and asiarooms, which are owned by Tui Travel; Gullivers and octopustravel, which are owned by Kuoni; Hotel Reservation Service and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, Car Trawler, Ctrip, MakeMyTrip, Webjet, Rakuten, Jalan and Wotif;

•	large online portal, social networking, group buying and search companies, such as Google, Yahoo! (including Yahoo! Travel), Facebook, Groupon and Living Social;

•
traditional travel agencies, wholesalers and tour operators, many of which combine physical locations, telephone services and online services, such as Carlson Wagonlit, American Express, Thomas Cook and Tui Travel, as well as thousands of individual travel agencies around the world;

•
travel service providers such as hotel companies, rental car companies and airlines, many of which have their own branded websites to which they drive business, including joint efforts by travel service providers such as Room Key, an online hotel reservation service owned by several major hotel companies; and

•
online travel search and price comparison services (generally referred to as "meta-search" services), such as trivago (in which Expedia has acquired a majority ownership interest), TripAdvisor, Qunar and HotelsCombined.

TripAdvisor, the world's leading travel research and review website and the world's largest online travel service with over 230 million unique monthly visitors across its sites, Google, the world's largest search engine, and other large, established companies with substantial resources and expertise in developing online commerce and facilitating Internet traffic have launched "meta-search" services and may create additional inroads into online travel, both in the United States and internationally. Meta-search services (like those offered by KAYAK, which we acquired in May 2013) leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., hotels and other accommodations, rental car companies or airlines), OTA and other travel websites and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing more detailed travel search results than may be available through OTAs or other travel websites, which could lead to travel service providers or others gaining a larger share of search traffic. TripAdvisor recently transitioned some of its offerings to meta-search functionality. TripAdvisor has begun supporting its new meta-search service with offline advertising, while trivago, a leading meta-search service in Europe, recently expanded its offline advertising campaign into the United States. Google launched "Hotel Finder", a meta-search service that Google has at times placed at or near the top of hotel-related search results.

As consumers attempt to be more efficient in their shopping behavior, they may favor travel services offered by meta-search sites or search companies over OTAs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites and increase our advertising and other customer acquisition costs. To the extent any such consumer behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in profits from our KAYAK meta-search business to offset any related decrease in profits experienced by our OTA brands. Further, meta-search services may evolve into more traditional OTAs by offering consumers the ability to make travel reservations directly through their websites. For example, TripAdvisor sells room night reservations on its transactional sites Tingo and Jetsetter. To the extent consumers book travel services through a meta-search site or directly with a travel service provider after visiting a meta-search site or meta-search utility on a traditional search engine without using an OTA like us, or if meta-search services limit our participation within their search results, we may need to increase our advertising or other customer acquisition costs to maintain or grow our bookings, any of which could have an adverse effect on our business and results of operations.

As a result of our recent acquisition of KAYAK, a meta-search service, we now compete more directly with other meta-search services. As a meta-search service, KAYAK depends on access to information related to travel service pricing, schedules, availability and other related information from OTAs and travel service providers. KAYAK accesses some of its information from ITA Software, Inc., a major flight information software company that was acquired by Google. To the extent ITA, other OTAs or travel service providers no longer provide such information to KAYAK, whether due to its affiliation with us or otherwise, KAYAK's business and results of operations could be harmed and the value of our investment in KAYAK could be adversely affected.

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

There has been a proliferation of new channels through which hotels can offer hotel room reservations. For example, some hotels offer room reservations through "daily deal" websites such as Groupon and Living Social, which sell coupons to customers at a substantial discount. In 2011, Expedia, one of our largest competitors, entered into a partnership with Groupon to sell hotel room reservations to Groupon customers under the "Groupon Getaways" brand name. New entrants, such as BackBid, GuestMob, Tingo, Hipmunk and Room 77, have developed new and differentiated offerings that endeavor to provide savings on hotel rooms to consumers and that compete directly with us. If any of these new services are successful, we may experience less demand for our services and are likely to face more competition for access to the limited supply of discounted hotel room rates.

Competition in U.S. online travel remains intense and online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantages. In particular, the competition to provide "opaque" hotel reservation services to consumers, an area in which our priceline.com U.S. business has been a leader, has become more intense. For example, Expedia makes opaque hotel room reservations available on its principal website under the name "Expedia Unpublished Rates" and has supported this initiative with steeper discounts through lower margins. As with our opaque Name Your Own Price® hotel booking service, the name of the hotel is not disclosed until after booking. We believe these offerings, in particular "Expedia Unpublished Rates", have adversely impacted the market share and year-over-year growth rate of our opaque hotel service, which had experienced a decline in room night reservations since the third quarter of 2011, before returning to growth in the three months ended June 30, 2013. These and other competitors could also launch opaque rental car services, which could negatively impact our opaque Name Your Own Price® rental car service. If Expedia or others are successful in growing their opaque and semi-opaque hotel reservation services, we may have less consumer demand for our opaque and semi-opaque hotel reservation services over time, and we would face more competition for access to the limited supply of discounted hotel room rates. In an effort to compete more effectively against these new offerings, in 2012 we launched Express Deals, a semi-opaque price-disclosed hotel reservation service. While Express Deals has been a significant contributor to the recently improved performance of our opaque hotel reservation service, the offering may not ultimately be successful at recovering or growing U.S. hotel reservation service market share. As a result of this increased competition, our share of the discount hotel reservation market in the United States could further decrease, which would harm our business and results of operations.
We believe that a number of factors, including recent year-over-year increases in retail airfares, could cause consumers to engage in increased shopping behavior before making a travel purchase than they engaged in previously. Increased shopping behavior reduces our advertising efficiency and effectiveness because traffic becomes less likely to result in a purchase on our website, and such traffic is more likely to be obtained through paid online advertising channels than through free direct channels. Further, as consumers attempt to be more efficient in their shopping behavior, they may favor travel services offered by search companies or meta-search sites over OTAs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites, increase our advertising and other customer acquisition costs and adversely affect our business, margins and results of operations. To the extent any such increased shopping behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in revenues from our KAYAK meta-search business to offset any related decrease in gross profit or increase in advertising and other customer acquisition costs experienced by our OTA brands.
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
We believe that maintaining and expanding the Booking.com, priceline.com, Agoda.com, KAYAK and rentalcars.com brands, along with our other owned brands, are important aspects of our efforts to attract and retain customers. Effective online advertising has been an important factor in our growth, and we believe it will continue to be important to our future success. As our competitors spend increasingly more on advertising, we are required to spend more in order to maintain our brand recognition and, in the case of online advertising, to maintain and grow traffic to our websites. In addition, we have invested considerable money and resources on the establishment and maintenance of the Booking.com, priceline.com, Agoda.com, KAYAK and rentalcars.com brands, and we will continue to invest resources in advertising, marketing and other brand building efforts to preserve and enhance consumer awareness of our brands. We may not be able to successfully maintain or enhance consumer awareness and acceptance of these brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness and acceptance of our brands in a cost-effective manner, our business, market share and results of operations would be materially adversely affected.
Our advertising efficiency is impacted by a number of factors that are subject to variability and that are outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates and our ability to convert paid traffic to booking customers and then having customers return directly to our websites or mobile apps for future bookings. We use third party websites, including online search engines and meta-search services, and affiliate marketing as primary means of generating traffic to our websites. As a result, our online advertising expense has increased significantly in recent years, a trend we expect to continue. In addition, our online advertising has grown faster than our gross profit due to (1) lower returns on investment ("ROIs") from our online advertising, (2) brand mix within The Priceline Group and (3) channel mix within certain of our brands. Our online advertising ROIs have recently been down year-over-year. Furthermore, our international brands are generally growing faster than our priceline.com U.S. brand, and typically spend a higher percentage of gross profit on online advertising. Finally, certain of our brands are obtaining an increasing share of traffic through paid online advertising channels. Any reduction in our advertising efficiency could have an adverse effect on our business and results of operations, whether through reduced gross profit, gross profit growth or through advertising expenses increasing faster than gross profit and thereby reducing margins and earnings growth.
Recent trends in consumer adoption and use of mobile devices create new challenges and may enable device companies such as Apple to compete directly with us.
Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones, and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful "apps" available on these devices, is driving substantial traffic and commerce activity to mobile platforms. We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for hotel bookings. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, hotel reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple apps from multiple travel service providers and instead prefer to use one or a limited number of apps for their mobile travel activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important. We have made significant progress creating mobile offerings that have received strong reviews and achieved solid download trends, and that are driving a material and increasing share of our business. We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer and to mobile applications instead of a web browser. Further, many consumers use a mobile device based web browser instead of an app. As a result, it is increasingly important for us to develop and maintain effective mobile websites optimized for mobile devices to provide customers with appealing easy-to-use mobile website functionality. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile apps are not downloaded and used by travel consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.
Apple, one of the most innovative and successful companies in the world and producer of, among other things, the iPhone and iPad, obtained a patent for "iTravel," a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple's most recent iPhone operating system includes "Passbook," a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and, along with iTravel, may be indicative of Apple's intent to enter the travel reservations business in some capacity. Apple has substantial market share in the smart phone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps and has access to greater resources than we have. Apple may use or expand iTravel, Passbook, Siri (Apple's voice recognition "concierge" service) or another mobile app as a means of entering the travel reservations marketplace. Similarly, Google's Android operating system is the leading smart phone operating system in the world. As a result, Google could leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. To the extent Apple or Google use their mobile operating systems or app distribution channels to favor their own travel service offerings, our business could be harmed.
We are exposed to fluctuations in currency exchange rates.
We conduct a substantial majority of our business outside the United States but are reporting our results in U.S. Dollars. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international business are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation. For example, a strengthening of the Euro increases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars, while a weakening of the Euro decreases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in our financial results. Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt have had difficulty refinancing their debt. Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may become more widespread and could include the United States, has led to significant volatility in the exchange rate between the Euro, the U.S. Dollar and other currencies. Sovereign debt issues in the European Union could lead to further significant, and potentially longer-term, devaluation of the Euro against the U.S. Dollar, which would adversely impact our Euro-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars.
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
We also face risks associated with security breaches affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could inhibit the growth of the Internet and consumers' willingness to provide private information or effect commercial transactions on the Internet and, therefore, our services. Additionally, security breaches at third parties such as travel service providers or global distribution systems ("GDSs") upon which we rely could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. Some of our business is conducted with third party marketing affiliates, which may generate travel reservations through our infrastructure or through other systems. A security breach at such a third party could be perceived by consumers as a security breach of our systems and could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose us to liability.
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
As an international business providing travel reservation and advertising services around the world, we are subject to income taxes and non-income based taxes in both the United States and various non-U.S. jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. To date, we have been audited in several taxing jurisdictions with no significant impact on our financial condition, results of operations or cash flows. If future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our cash flows, financial condition and results of operations.
For example, French authorities have initiated an audit to determine whether we are in compliance with our tax obligations in France.  It is our understanding that several large companies, including Google and Microsoft, are involved in tax related investigations in France.  While we believe that we comply with French tax law, French tax authorities may determine that we owe additional taxes, and may also assess penalties and interest.  In general, governments in the United States and Europe are increasingly focused on ways to increase revenues, which has contributed to an increase in audit activity and harsher stances taken by tax authorities.  Any such additional taxes or other assessments may be in excess of our current tax provisions or may require us to modify our business practices in order to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on our business, results of operations and financial condition.
We will be subject to increased income taxes in the event that our cash balances held outside the United States are remitted to the United States. As of June 30, 2013, we held approximately $3.3 billion of cash, cash equivalents and short-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our non-U.S. operations. If our cash balances outside the United States continue to grow and our ability to reinvest those balances outside the United States diminishes, it will become increasingly likely that we will repatriate some of these cash balances to the United States. In such event, we would likely be subject to additional income tax expense in the United States with respect to our unremitted non-U.S. earnings. We would not make additional income tax payments unless we were to actually repatriate our international cash balances to the United States. We would only pay federal alternative minimum tax and certain state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. Additionally, if we were to repatriate cash held outside the United to States to the United States, it would use a portion of our U.S. net operating loss carryforwards which could result in us being subject to a cash income tax liability on the earnings of our U.S. business sooner than would otherwise have been the case.
U.S. President Barack Obama's Administration has proposed significant changes to the U.S. international tax laws that include a minimum tax on foreign earnings, limiting U.S. deductions for interest expense related to un-repatriated non-U.S.-source income and putting in place certain tax disincentives for offshoring jobs or business segments. We cannot determine whether all of these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to being enacted into law. If the U.S. tax laws change in a manner that increases our tax obligation, our results of operations could be adversely impacted.
Additionally, the Organisation for Economic Co-Operation and Development ("OECD") issued an action plan in July 2013 calling for a coordinated multi-jurisdictional approach to “base erosion and profit shifting” by multinational companies. The action plan expressed the OECD's view that international tax standards have not kept pace with changes in global business practices and concluded that changes are needed to international tax laws to address situations where multinationals may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions where the activities creating those profits may take place. The action plan identified 15 actions the OECD determined are needed to address “base erosion and profit shifting” and generally set target dates for completion of each of the items between 2014 and 2015. Any changes to international tax laws, including new definitions of permanent establishment, could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Due to the large and expanding  scale of our international business activities, any changes in the U.S. or international taxation of our activities may increase our worldwide effective tax rate and could adversely affect our financial position and results of operations.

We are also subject to non-income based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in both the United States and various non-U.S. jurisdictions, as well as the potential for travel transaction taxes in the United States as discussed below. From time to time, we are under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities.
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
Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings. For example, in September 2012, the Superior Court in the District of Columbia granted a summary judgment in favor of the city and against online travel companies. As a result, we are required to remit sales tax on our margin and we increased our accrual for travel transaction taxes (including estimated interest) by approximately $4.8 million in September 2012 and by approximately $5.6 million in the three months ended March 31, 2013. Similarly, in January 2013, the Tax Appeal Court for the State of Hawaii held that online travel companies, including us, are liable for the State's general excise tax on the full amount the online travel company collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel. We recorded an accrual for travel transaction taxes (including estimated interest and penalties) of approximately $16.5 million in December 2012 and approximately $18.7 million in the three months ended March 31, 2013, primarily related to this ruling. The Company was required to pay approximately $10.4 million of this amount prior to filing its notice of appeal of the Tax Appeal Court's decision on April 30, 2013, and in advance of filing an appeal of the forthcoming ruling by the Tax Appeal Court, the Company paid under protest approximately $5.0 million in June 2013. These decisions and any similar decisions in other jurisdictions could have a material adverse effect on our business, margins and results of operations. An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries. In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs. There have been, and will continue to be, substantial ongoing costs, which may include "pay first" payments, associated with defending our position in pending and any future cases or proceedings. An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on our business and results of operations and could be material to our results of operations or cash flows in any given operating period.
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
The Netherlands corporate income tax law provides that income generated from qualifying "innovative" activities is taxed at the rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. Booking.com obtained a ruling from the Dutch tax authorities in February 2011 confirming that a portion of its earnings ("qualifying earnings") is eligible for Innovation Box Tax treatment. This ruling was renewed in July 2013 and is valid through December 31, 2017.
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
We are dependent on providers of hotel rooms and other accommodations, rental cars and airline tickets.
We rely on providers of hotel rooms and other accommodations, rental cars and airline tickets to make their services available to our customers through us. Our arrangements with the hotel and accommodation, rental car and airline providers generally do not require them to make available any specific quantity of hotel room reservations, rental cars or airline tickets, or to make hotel room or accommodation reservations, rental cars or airline tickets available for any particular route, in any geographic area or at any particular price. During the course of our business, we are in continuous dialog with our major providers about the nature and extent of their participation in our system. A significant reduction on the part of any of our major travel service providers or providers that are particularly popular with customers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, market share and results of operations. To the extent any of those major or popular travel service providers ceased to participate in our system in favor of one of our competitors' systems or decided to require consumers to purchase services directly from them, our business, market share and results of operations could be harmed.
Further, KAYAK, a meta-search service, depends on access to information related to travel service pricing, schedules, availability and other related information from OTAs and travel service providers to attract consumers. To obtain this information, KAYAK maintains relationships with travel service providers and OTAs. Many of KAYAK's agreements with travel service providers and OTAs are short-term agreements that may be terminated on 30 days' notice. To the extent OTAs or travel service providers no longer provide such information to KAYAK, whether due to its affiliation with us or otherwise, KAYAK's ability to provide comprehensive travel service information to consumers could be diminished and its brand, business and results of operations could be harmed. To the extent consumers do not view KAYAK as a reliable source of comprehensive travel service information, fewer consumers would likely visit its websites, which would also likely have a negative impact on KAYAK's advertising revenue and results of operations. In addition, if travel service providers or OTAs choose not to advertise with KAYAK or choose to reduce or eliminate the fees paid to KAYAK for referrals from query results, KAYAK's results of operations and the value of our investment in KAYAK could be materially adversely affected.

Our business could be negatively affected by changes in search engine algorithms and dynamics or traffic-generating arrangements.
We utilize Internet search engines, principally through the purchase of travel-related keywords, and other travel demand aggregation websites, such as meta-search services, to generate traffic to our websites. In particular, we rely to a significant extent on Google to generate business and, to a much lesser extent, other search engines and other travel demand aggregation websites. Search engines such as Google frequently update and change the logic which determines the placement and display of results of a consumer's search, such that the placement of links to our sites can be negatively affected. For example, Google launched "Hotel Finder," a utility that allows consumers to search and compare hotel accommodations based on parameters set by the consumer and that Google has at times placed at or near the top of hotel-related search results. If Google changes its search algorithms in a manner that is competitively disadvantageous to us, whether to support its own travel related services or otherwise, our ability to generate traffic to our websites would be harmed, which in turn could have an adverse effect on our business, market share and results of operations.
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
The success of our recent acquisition of KAYAK is subject to numerous risks and uncertainties.
As a result of our acquisition of KAYAK, we are subject to risks associated with KAYAK's business. Such risks include: continued access to travel services information provided by other OTAs and travel service providers; reduction in advertising on KAYAK's websites by competitors of ours; and KAYAK's ability to expand its offerings into international markets. Uncertainty regarding KAYAK's business operations following the acquisition may cause consumers, travel service providers and advertisers to delay or defer decisions concerning KAYAK's services. Some of our competitors, such as Expedia, have commercial arrangements with KAYAK that they may decide to terminate or not renew out of competitive concerns related to our ownership of KAYAK. In addition, management focus and resources could be diverted from the day-to-day operation of the business to matters relating to integration of KAYAK with The Priceline Group. Current and prospective KAYAK employees may experience uncertainty about their future roles with us or may decide that they do not want to work for The Priceline Group, which could adversely affect our ability to attract and retain key KAYAK management, sales, marketing, operations and technical personnel. Any of these risks could harm KAYAK's business and results of operations and adversely affect the value of our investment in KAYAK.
System capacity constraints, system failures or "denial-of-service" or other attacks could harm our business.
We have experienced rapid growth in customer traffic to our websites and through our mobile apps, the number of hotels and accommodations on our extranets and the geographic breadth of our operations. If our systems cannot be expanded to cope with increased demand or fail to perform, we could experience unanticipated disruptions in service, slower response times, decreased customer service and customer satisfaction and delays in the introduction of new services, any of which could impair our reputation, damage our brands and materially and adversely affect our results of operations. While we do maintain redundant systems and hosting services, it is possible that we could experience an interruption in our business, and we do not carry business interruption insurance sufficient to compensate us for all losses that may occur.

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
We rely on certain third party computer systems and third party service providers, including GDSs and computerized central reservation systems of the hotel, rental car and airline industries in connection with providing some of our services. Any interruption in these third party services systems or deterioration in their performance could prevent us from booking related hotel room, rental car and airline reservations and have a material adverse effect on our business, our brands and our results of operations. Our agreements with some third party service providers are terminable upon short notice and often do not provide recourse for service interruptions. In the event our arrangement with any such third party is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms and, as a result, it could have a material adverse effect on our business and results of operations.
We depend upon various third parties to process credit cards for our merchant transactions around the world. In addition, we rely on third parties to provide credit card numbers which we use as a payment mechanism for merchant transactions. If any such third party were wholly or partially compromised, our cash flows could be disrupted or we may not be able to generate merchant transactions (and related revenues) until such a time as a replacement process could be put in place with a different vendor.
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
Until our U.S. net operating loss carryforwards are utilized or expire, we do not expect to make tax payments on most of our U.S. income, except for U.S. federal alternative minimum tax and state income taxes. However, we expect to pay non-U.S. taxes on our non-U.S. income. We expect that our international business will continue to generate most of our revenues and profits and will continue to grow pretax income at a higher rate than our U.S. business and, therefore, we expect that our tax payments will continue to increase. Any increase in our effective tax rate would have an adverse effect on our results of operations.
We may not be able to keep up with rapid technological changes.
The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new service announcements, introductions and enhancements and changing consumer demands. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the progress of technology adoption in various markets, including the continuing adoption of the Internet and online commerce in certain geographies and the emergence and growth of the use of smart phones and tablets for mobile e-commerce transactions, including through the increasing use of mobile apps. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our service in response to competitive service offerings and the evolving demands of the marketplace. In particular, we believe that it will be increasingly important for us to effectively offer our services through mobile applications and mobile optimized websites on smart phones and tablets. Any failure by us to successfully develop and achieve customer adoption of our mobile applications and mobile optimized websites would likely have a material and adverse effect on our growth, market share, business and results of operations. We believe that ease-of-use, comprehensive functionality and the look and feel of our mobile apps and mobile optimized websites will be increasingly competitively critical as consumers obtain more of their travel services through mobile devices. As a result, we intend to continue to spend significant resources maintaining, developing and enhancing our websites, including our mobile optimized websites, and our mobile apps and other technology. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure to those new technologies.
Regulatory and legal requirements and uncertainties could harm our business.
The services we offer are subject to legal regulations (including laws, ordinances, rules and other requirements and regulations) of national and local governments and regulatory authorities around the world, many of which are evolving and subject to the possibility of new or revised interpretations. Our ability to provide our services is and will continue to be affected by such regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by judicial or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have a material adverse effect on our business and results of operations.
Compliance with the laws and regulations of multiple jurisdictions increases our cost of doing business. These laws and regulations, which vary and sometimes conflict, include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and local laws which also prohibit corrupt payments to governmental officials or third parties, data privacy requirements, labor relations laws, tax laws, antitrust or competition laws, U.S., E.U. or U.N. sanctioned country or sanctioned persons mandates, and consumer protection laws. Violations of these laws and regulations could result in fines and/or criminal sanctions against us, our officers or our employees and/or prohibitions on the conduct of our business. Any such violations could result in prohibitions on our ability to offer our services in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brands, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. We are also subject to a variety of other regulatory and legal risks and challenges in managing an organization operating in various countries, including those related to:

•	regulatory changes or other government actions;

•
additional complexity to comply with regulations in multiple jurisdictions, as well as overlapping or inconsistent legal regimes, in particular with respect to tax, labor, consumer protection, digital content, advertising, promotions, privacy and anti-trust laws;

•	our ability to repatriate funds held by our non-U.S. subsidiaries to the United States at favorable tax rates;

•	difficulties in transferring funds from or converting currencies in certain countries; and

•	reduced protection for intellectual property rights in some countries.

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
In July 2012, the Office of Fair Trading (the "OFT"), the competition authority in the United Kingdom, issued a "Statement of Objections" ("SO") to Booking.com, which sets out the OFT's preliminary views on why it believes Booking.com and others in the online hotel reservation sector have allegedly breached E.U. and U.K. competition law. The SO alleges, among other things, that there are agreements or concerted practices between hotels and Booking.com and at least one other online travel company that restrict Booking.com's (and the other online travel company's) ability to discount hotel room reservations, which the OFT alleges is a form of resale price maintenance. We dispute the allegations against Booking.com in the SO and intend to contest them vigorously. Booking.com runs an agency model hotel and accommodation reservation platform in which hotels and accommodations have complete discretion and control over setting the prices that appear on the Booking.com website. Booking.com is a facilitator of hotel and accommodation room reservations; it does not take possession of or title to hotel and accommodation rooms and is not a reseller of hotel and accommodation rooms. Because Booking.com plays no role in price setting, does not control pricing and does not resell hotel and accommodation rooms, it does not believe that it engages in the conduct alleged in the SO. We will have the right to respond to the allegations in the SO in writing and orally. If the OFT chooses to maintain its objections after hearing Booking.com's responses, the OFT will issue a "Decision" which will state its case against Booking.com and others under investigation. We expect that a final infringement Decision, if any, will be issued at the earliest in the first half of 2014. We will have the opportunity, should we choose to do so, to challenge an adverse Decision by the OFT in the U.K. courts. In connection with a Decision, the OFT may impose a fine against Booking.com. We estimate that a fine could range from $0 to approximately $50 million. A fine in this amount could adversely impact our cash flow, results of operations and financial condition. In addition, the OFT may require changes to Booking.com's business practices, including changes to its approach to pricing and the use of "Most Favored Nation" clauses in contracts with hotels. We are unable at this time to predict the outcome of the proceedings before the OFT and, if necessary, before the U.K. courts, and the impact of changes to our business practices that may be required, if any, on our business, financial condition and results of operations. In addition, we are also unable to predict at this time the extent to which other regulatory authorities may pursue similar claims against us.
"Cookie" laws could negatively impact the way we do business.
A "cookie" is a text file that is stored on a user's web browser by a website. Cookies are common tools used by thousands of websites, including ours, to, among other things, store or gather information (e.g., remember log-on details so a user does not have to re-enter them when revisiting a site) and enhance the user experience on a website. Cookies are valuable tools for websites like ours to improve the customer experience and increase conversion on their websites.
The European Union's ePrivacy Directive requires member countries to adopt regulations governing the use of "cookies" by websites servicing customers in the European Union. For example, on June 5, 2012, an amendment to the Dutch Telecommunications Act became effective. The amended act requires websites, including Booking.com, to provide Dutch users with clear and comprehensive information about the storage and use of certain cookies and obtain prior consent from the user before placing certain cookies on a user's web browser. To the extent any such regulations require "opt-in" consent before certain cookies can be placed on a user's web browser, our ability, in particular Booking.com's ability, to serve certain customers in the manner we currently do might be adversely affected and our ability to continue to improve and optimize performance on our websites might be impaired, either of which could negatively affect a customer's experience using our services. As a result, these regulations could have a material adverse effect on our business, market share and results of operations.
We face risks related to our intellectual property.
We regard our intellectual property as critical to our success, and we rely on domain name, trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have filed various applications for protection of certain aspects of our intellectual property in both the United States and other jurisdictions, and we currently hold a number of issued patents in multiple jurisdictions. Further, in the future we may acquire additional patents or patent portfolios, which could require significant cash expenditures. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties, and these licensees may take actions that diminish the value of our proprietary rights or harm our reputation. In addition, effective intellectual property protection may not be available in every country in which our services are made available online. We may be required to expend significant time and resources to prevent infringement or to enforce our intellectual property rights.
While we believe that our intellectual property rights, including our issued patents and pending patent applications, help to protect our business, there can be no assurance that:

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

•
legislative or judicial action will not directly or indirectly affect the scope and validity of any of our patent rights, including the ability to obtain and enforce so called "business method patents".

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
Our use of "open source" software could adversely affect our ability to protect our proprietary software and subject us to possible litigation.
We use open source software in connection with our software development. From time to time, companies that use open source software have faced claims challenging the use of open source software and/or compliance with open source license terms. We could be subject to suits by parties claiming ownership of what we believe to be open source software, or claiming non-compliance with open source licensing terms. Some open source licenses require users who distribute software containing open source to make available all or part of such software, which in some circumstances could include valuable proprietary code of the user. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, in part because open source license terms are often ambiguous. Any requirement to disclose our proprietary source code or pay damages for breach of contract could be harmful to our business, results of operations or financial condition, and could help our competitors develop services that are similar to or better than ours.
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

In addition, in the event that one of our major travel service providers voluntarily or involuntarily declares bankruptcy, we could experience an increase in credit card chargebacks from customers with travel reservations with such travel service provider. For example, airlines that participate in our system and declare bankruptcy or cease operations may be unable or unwilling to honor tickets sold for their flights. Our policy in such event is to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we are the merchant-of-record on sales of Name Your Own Price® airline tickets to our customers, however, we could experience a significant increase in demands for refunds or credit card chargebacks from customers, which could materially adversely affect our results of operations and financial condition. For example, in April 2008, Aloha Airlines and ATA Airlines each ceased operations, and we experienced an increase in credit card chargebacks from customers with tickets on those airlines. Agoda.com and rentalcars.com process credit card transactions and operate in numerous currencies. Credit card costs are typically higher for foreign currency transactions and in instances where cancellations occur.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended June 30, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 – April 30, 2013	8	(5)	$692.64		$44,866,000	(1)
					$20,447,000	(2)
					$393,917,000	(3)

May 1, 2013 – May 31, 2013	1,786	(5)	$769.56		$44,866,000	(1)
					$20,447,000	(2)
					$393,917,000	(3)
	182,538	(4)	$792.27	182,538	$855,380,619	(4)

June 1, 2013 – June 30, 2013	71	(5)	$820.60		$44,866,000	(1)
					$20,447,000	(2)
					$393,917,000	(3)
	249,372	(4)	$805.41	249,372	$654,533,249	(4)
Total	433,775		$799.73	431,910	$1,113,763,249

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

(4)          Pursuant to a stock repurchase program announced on May 29, 2013, whereby the Company was authorized to repurchase up to $1,000,000,000 of its common stock.

(5)          Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

4.1(a)	Indenture, dated as of June 4, 2013, between priceline.com Incorporated and American Stock Transfer & Trust Company, LLC as Trustee.
10.1(a)	Purchase Agreement, dated May 29, 2013, between priceline.com Incorporated and Goldman, Sachs & Co.
10.2(b)	1999 Omnibus Plan, as amended and restated effective June 6, 2013.
10.3(c)	KAYAK Software Corporation 2012 Equity Incentive Plan.
10.4(b)	Amendment to KAYAK Software Corporation 2012 Equity Incentive Plan.
31.1	Certification of Jeffery H. Boyd, the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jeffery H. Boyd, the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.

(b)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 6, 2013 and incorporated herein by reference.

(c)	Previously filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-188733) filed on May 21, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED
(Registrant)

Date:	August 8, 2013	By:	/s/ Daniel J. Finnegan
Name: Daniel J. Finnegan Title: Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

4.1(a)	Indenture, dated as of June 4, 2013, between priceline.com Incorporated and American Stock Transfer & Trust Company, LLC as Trustee.
10.1(a)	Purchase Agreement, dated May 29, 2013, between priceline.com Incorporated and Goldman, Sachs & Co.
10.2(b)	1999 Omnibus Plan, as amended and restated effective June 6, 2013.
10.3(c)	KAYAK Software Corporation 2012 Equity Incentive Plan.
10.4(b)	Amendment to KAYAK Software Corporation 2012 Equity Incentive Plan.
31.1	Certification of Jeffery H. Boyd, the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jeffery H. Boyd, the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.

(b)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 6, 2013 and incorporated herein by reference.

(c)	Previously filed as an exhibit to our Registration Statement on Form S-8 (File No. 333-188733) filed on May 21, 2013 and incorporated herein by reference.