Form 10-Q
period 2013-09-30
PRICELINE COM INC
filed 2013-11-07
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

Number of shares of Common Stock outstanding at November 1, 2013:

Common Stock, par value $0.008 per share	51,427,568
(Class)	(Number of Shares)

priceline.com Incorporated
Form 10-Q

For the Three Months Ended September 30, 2013

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

priceline.com Incorporated
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,096,094	$1,536,349
Restricted cash	9,034	6,641
Short-term investments	5,487,526	3,646,845
Accounts receivable, net of allowance for doubtful accounts of $12,256 and $10,322, respectively	706,234	367,512
Prepaid expenses and other current assets	107,688	84,290
Deferred income taxes	82,471	40,738
Total current assets	7,489,047	5,682,375
Property and equipment, net	119,766	89,269
Intangible assets, net	1,038,863	208,113
Goodwill	1,761,194	522,672
Deferred income taxes	827	31,485
Other assets	35,958	35,828
Total assets	$10,445,655	$6,569,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$312,896	$184,648
Accrued expenses and other current liabilities	544,021	387,911
Deferred merchant bookings	430,661	368,823
Convertible debt (see Note 8)	538,266	520,344
Total current liabilities	1,825,844	1,461,726
Deferred income taxes	371,498	45,159
Other long-term liabilities	83,934	68,944
Convertible debt (see Note 8)	1,731,027	881,996
Total liabilities	4,012,303	2,457,825

Redeemable noncontrolling interests (see Note 11)	—	160,287
Convertible debt (see Note 8)	36,730	54,655

Stockholders’ equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 60,274,497 and 58,055,586 shares issued, respectively	468	450
Treasury stock, 9,214,110 and 8,184,787 shares, respectively	(1,943,615)	(1,060,607)
Additional paid-in capital	4,459,333	2,612,197
Accumulated earnings	3,840,675	2,368,611
Accumulated other comprehensive income (loss)	39,761	(23,676)
Total stockholders' equity	6,396,622	3,896,975
Total liabilities and stockholders' equity	$10,445,655	$6,569,742

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Agency revenues	$1,576,434	$1,118,128	$3,411,002	$2,427,751
Merchant revenues	620,904	584,969	1,729,692	1,632,402
Advertising and other revenues	72,565	3,213	111,459	10,163
Total revenues	2,269,903	1,706,310	5,252,153	4,070,316
Cost of revenues	280,838	309,809	869,568	926,385
Gross profit	1,989,065	1,396,501	4,382,585	3,143,931
Operating expenses:
Advertising — Online	533,164	375,204	1,399,452	966,820
Advertising — Offline	39,891	8,441	99,750	29,519
Sales and marketing	65,274	52,961	177,392	145,943
Personnel, including stock-based compensation of $34,551, $17,555, $90,996 and $51,690, respectively	186,443	135,210	486,658	343,916
General and administrative	63,113	42,287	178,195	122,768
Information technology	18,536	10,799	48,717	31,974
Depreciation and amortization	35,747	16,007	80,854	47,513
Total operating expenses	942,168	640,909	2,471,018	1,688,453
Operating income	1,046,897	755,592	1,911,567	1,455,478
Other income (expense):
Interest income	867	905	2,882	3,004
Interest expense	(24,135)	(17,067)	(61,097)	(45,208)
Foreign currency transactions and other	(3,278)	(8,256)	(7,002)	(7,427)
Total other income (expense)	(26,546)	(24,418)	(65,217)	(49,631)
Earnings before income taxes	1,020,351	731,174	1,846,350	1,405,847
Income tax expense	187,362	131,201	331,629	271,405
Net income	832,989	599,973	1,514,721	1,134,442
Less: net income attributable to noncontrolling interests	—	3,387	135	3,539
Net income applicable to common stockholders	$832,989	$596,586	$1,514,586	$1,130,903
Net income applicable to common stockholders per basic common share	$16.22	$11.97	$29.88	$22.70
Weighted average number of basic common shares outstanding	51,363	49,851	50,690	49,830
Net income applicable to common stockholders per diluted common share	$15.72	$11.66	$29.00	$22.05
Weighted average number of diluted common shares outstanding	52,984	51,185	52,226	51,295

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$832,989	$599,973	$1,514,721	$1,134,442
Other comprehensive income, net of tax
Foreign currency translation adjustments (1)	114,366	48,366	52,547	29,715
Unrealized gain (loss) on marketable securities (2)	977	244	476	(544)
Comprehensive income	948,332	648,583	1,567,744	1,163,613
Less: Comprehensive income (loss) attributable to noncontrolling interests (See Note 11)	—	7,222	(10,279)	8,000
Comprehensive income attributable to common stockholders	$948,332	$641,361	$1,578,023	$1,155,613

(1) Net of tax benefit of $42,253 and $27,969 for the three and nine months ended September 30, 2013, respectively, and net of tax benefit of $7,965 and tax of $2,770 for the three and nine months ended September 30, 2012, respectively, associated with hedges of foreign denominated net assets. See Note 12.

(2) Net of tax of $452 and $201 for the three and nine months ended September 30, 2013, respectively, and net of tax of $178 and tax benefit of $167 for the three and nine months ended September 30, 2012, respectively.

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2012	58,056	$450	(8,185)	$(1,060,607)	$2,612,197	$2,368,611	$(23,676)	$3,896,975
Net income applicable to common stockholders	—	—	—	—	—	1,514,586	—	1,514,586
Foreign currency translation adjustments, net of tax benefit of $27,969	—	—	—	—	—	—	62,961	62,961
Unrealized gain on marketable securities, net of tax of $201	—	—	—	—	—	—	476	476
Redeemable noncontrolling interests fair value adjustments	—	—	—	—	—	(42,522)	—	(42,522)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	17,925	—	—	17,925
Exercise of stock options and vesting of restricted stock units and performance share units	696	6	—	—	86,304	—	—	86,310
Repurchase of common stock	—	—	(1,029)	(883,008)	—	—	—	(883,008)
Stock-based compensation and other stock-based payments	—	—	—	—	91,810	—	—	91,810
Issuance of convertible senior notes	—	—	—		92,239	—	—	92,239
Common stock issued in an acquisition	1,522	12	—	—	1,281,122	—	—	1,281,134
Vested stock options assumed in an acquisition	—	—	—	—	264,423	—	—	264,423
Conversion of debt	—	—	—	—	(5)	—	—	(5)
Excess tax benefit on stock-based compensation	—	—	—	—	13,318	—	—	13,318
Balance, September 30, 2013	60,274	$468	(9,214)	$(1,943,615)	$4,459,333	$3,840,675	$39,761	$6,396,622

See Notes to Unaudited Consolidated Financial Statements.

priceline.com Incorporated
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$1,514,721	$1,134,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,965	23,321
Amortization	46,889	24,192
Provision for uncollectible accounts, net	12,678	11,287
Deferred income taxes	11,450	16,446
Stock-based compensation expense and other stock-based payments	91,810	52,042
Amortization of debt issuance costs	4,352	3,790
Amortization of debt discount	41,225	28,831
Changes in assets and liabilities:
Accounts receivable	(283,961)	(232,660)
Prepaid expenses and other current assets	(8,514)	(97,057)
Accounts payable, accrued expenses and other current liabilities	280,945	318,054
Other	1,403	6,243
Net cash provided by operating activities	1,746,963	1,288,931

INVESTING ACTIVITIES:
Purchase of investments	(7,100,081)	(4,790,106)
Proceeds from sale of investments	5,341,488	3,069,242
Additions to property and equipment	(56,958)	(38,950)
Acquisitions and other equity investments, net of cash acquired	(331,557)	(13,871)
Proceeds from settlement of foreign currency contracts	3,266	78,828
Payments on foreign currency contracts	(56,045)	(2,222)
Change in restricted cash	(1,506)	(3,474)
Net cash used in investing activities	(2,201,393)	(1,700,553)

FINANCING ACTIVITIES:
Proceeds from the issuance of convertible debt	980,000	1,000,000
Payment of debt issuance costs	(910)	(20,916)
Payments related to conversion of senior notes	(8)	(1)
Repurchase of common stock	(883,008)	(255,397)
Payments to purchase subsidiary shares from noncontrolling interests	(192,530)	(61,079)
Payments of stock issuance costs	(1,191)	—
Proceeds from exercise of stock options	86,310	2,655
Excess tax benefit on stock-based compensation	13,318	12,911
Net cash provided by financing activities	1,981	678,173
Effect of exchange rate changes on cash and cash equivalents	12,194	(917)
Net (decrease) increase in cash and cash equivalents	(440,255)	265,634
Cash and cash equivalents, beginning of period	1,536,349	632,836
Cash and cash equivalents, end of period	$1,096,094	$898,470
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$265,303	$205,256
Cash paid during the period for interest	$18,614	$13,463
Non-cash fair value increase for redeemable noncontrolling interests	$42,522	$59,255
Non-cash financing activity for acquisitions	$1,546,748	$—

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

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including KAYAK Software Corporation ("KAYAK") since its acquisition on May 21, 2013 (see Note 14). All inter-company accounts and transactions have been eliminated in consolidation.  The functional currency of the Company's foreign subsidiaries is generally the respective local currency.  Assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at the average exchange rates for the period.  Translation gains and losses are included as a component of "Accumulated other comprehensive income (loss)" on the accompanying Unaudited Consolidated Balance Sheets.  Foreign currency transaction gains and losses are included on the Unaudited Consolidated Statements of Operations in "Foreign currency transactions and other."

Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued accounting guidance which requires entities to provide additional information about items reclassified out of accumulated other comprehensive income ("AOCI") to net income. Changes in AOCI balances by component, both before tax and after tax, must be disclosed and significant items reclassified out of AOCI by component must be reported either on the face of the income statement or in a separate footnote to the financial statements. The accounting guidance is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2012. See Note 12 for information on AOCI balances. There were no reclassifications out of AOCI to net income for the nine months ended September 30, 2013 and 2012.
In July 2013, the FASB issued an accounting update which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists in the same taxing jurisdiction. Per this guidance, an entity must present the unrecognized tax benefit as a reduction to a deferred tax asset, except when the carryforward is not available as of the reporting date under the governing tax law to settle taxes or the entity does not intend to use the deferred tax asset for this purpose. This amendment does not impact the recognition or measurement of uncertain tax positions or the disclosure reconciliation of gross unrecognized tax benefits. The update is effective for public companies beginning after December 15, 2013. Early adoption of the update is permitted and an entity may choose to apply this amendment retrospectively to each reporting period presented. The adoption of this accounting update is not expected to have a material impact on the Company's consolidated financial statements.

2.                                      STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation expense included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $34.6 million and $17.6 million for the three months ended September 30, 2013 and 2012, respectively, and $91.0 million and $51.7 million for the nine months ended September 30, 2013 and 2012, respectively.

The cost of stock-based transactions is recognized in the financial statements based upon fair value. The fair value of performance share units and restricted stock units is determined based on the number of units or shares, as applicable, granted and the quoted price of the Company's common stock as of the grant date. Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period. The fair value of employee stock options assumed in the acquisition of KAYAK was determined using the Black-Scholes model and the market value of the Company's common stock at the merger date. Fair value is recognized as expense on a straight line basis, net of estimated forfeitures, over the employee requisite service period.

Restricted Stock Units and Performance Share Units

The following table summarizes the activity of unvested restricted stock units and performance share units ("share-based awards") during the nine months ended September 30, 2013:

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	540,128	$389.21
Granted	154,001	$710.65
Vested	(256,021)	$240.30
Performance Share Units Adjustment	15,391	$659.39
Forfeited	(10,372)	$555.36
Unvested at September 30, 2013	443,127	$592.46

As of September 30, 2013, there was $132.2 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 1.6 years.

During the three months ended March 31, 2013, the Company made broad-based grants of 43,431 restricted stock units that generally vest after three years. These share-based awards had a total grant date fair value of $30.2 million based on a weighted average grant date fair value per share of $695.62. During the three months ended June 30, 2013, the Company made broad-based grants of 4,334 restricted stock units that generally vest after three years. These share-based awards had a total grant date fair value of $3.5 million based on a weighted average grant date fair value per share of $801.43. During the three months ended September 30, 2013, the Company made broad-based grants of 1,371 restricted stock units that generally vest after three years. These share-based awards had a total grant date fair value of $1.3 million based on a weighted average grant date fair value per share of $969.89.

In addition, during the three months ended March 31, 2013, the Company granted 92,615 performance share units to certain executives.  The performance share units had a total grant date fair value of $64.4 million based upon a weighted average grant date fair value per share of $695.62.  During the three months ended June 30, 2013, the Company granted 12,250 performance share units to certain executives which had a total grant date fair value of $10.0 million based upon a weighted average grant date fair value per share of $816.45. The performance share units are payable in shares of the Company's common stock upon vesting. Subject to certain exceptions for terminations related to a change in control and terminations other than for "cause," for "good reason" or on account of death or disability, recipients of these performance share units must continue their service through the three year requisite service period in order to receive any shares.  Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period which ends December 31, 2015, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances, or a change in control.  As of September 30, 2013, the estimated number of probable shares to be issued is a total of 103,277 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 226,124 total shares could be issued.  If the minimum performance thresholds are not met, 40,581 shares would be issued at the end of the performance period.

2012 Performance Share Units

During the year ended December 31, 2012, the Company granted 60,365 performance share units with a grant date fair value of $39.0 million, based on a weighted average grant date fair value per share of $645.86. The actual number of shares to be issued will be determined upon completion of the performance period which ends December 31, 2014.

At September 30, 2013, there were 58,120 unvested 2012 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of September 30, 2013, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 77,943 shares. If the maximum thresholds are met at the end of the performance period, a maximum of 116,240 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 36,366 shares would be issued at the end of the performance period.

2011 Performance Share Units

During the year ended December 31, 2011, the Company granted 77,144 performance share units with a grant date fair value of $35.9 million, based on a weighted average grant date fair value per share of $464.79.  The actual number of shares to be issued will be determined upon completion of the performance period which ends December 31, 2013.

At September 30, 2013, there were 73,045 unvested 2011 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date.  As of September 30, 2013, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 149,701 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum of 156,310 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 18,697 shares would be issued at the end of the performance period.

Stock Options

Excluding employee stock options assumed in the acquisition of KAYAK (refer to disclosure below on assumed employee stock options), during the nine months ended September 30, 2013, stock options were exercised for 59,005 shares of common stock with a weighted average exercise price per share of $19.22.  As of September 30, 2013, the aggregate number of stock options outstanding and exercisable (excluding employee stock options assumed in the acquisition of KAYAK) was 11,996 shares, with a weighted average exercise price per share of $22.67 and a weighted average remaining term of 1.3 years.

The following table summarizes for the second and third quarters of 2013 stock option activity for vested and unvested employee stock options assumed in the acquisition of KAYAK:

Assumed Employee Stock Options	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (000's)	Weighted Average Remaining Contractual Term (in years)
Balance, May 21, 2013	540,179	$260.96	$314,133	6.8
Exercised	(329,687)	$207.93
Forfeited	(2,210)	$395.99
Balance, June 30, 2013	208,282	$343.47	$100,641	7.5
Exercised	(44,204)	$288.48
Forfeited	(11,023)	$463.23
Balance, September 30, 2013	153,055	$350.74	$101,048	7.3
Vested and exercisable as of September 30, 2013	85,583	$257.74	$64,462	6.7
Vested and exercisable as of September 30, 2013 and expected to vest thereafter, net of estimated forfeitures	149,438	$347.46	$99,150	7.3

The total intrinsic value of employee stock options assumed in the acquisition of KAYAK that were exercised during the periods of May 22 through June 30, 2013 and the three months ended September 30, 2013 was $197.5 million and $29.0 million, respectively.

At May 21, 2013, there were vested employee stock options assumed in the acquisition of KAYAK for 408,716 shares of common stock with a fair value of $260.9 million. The fair value of these assumed vested employee stock options was included in the purchase price allocation, with a corresponding increase in additional paid-in capital.

At May 21, 2013, there were unvested employee stock options assumed in the acquisition of KAYAK for 131,463 shares of common stock with a fair value of $57.4 million and a weighted average fair value per share of $443.92. During the second and third quarters of 2013, assumed unvested employee stock options vested for 15,923 shares and 34,835 shares of common stock with a fair value of $7.6 million and $15.4 million, respectively.

The following assumptions were used for the three months ended June 30, 2013 to determine the fair value of the assumed options:

	Weighted Average	Range
Risk-free interest rate	0.23%	0.11% - 0.63%
Expected volatility	32%	25% - 39%
Expected life (in years)	2.2	9 months - 4 years
Dividend yield	—%

For the second and third quarters of 2013, the Company recorded stock-based compensation expense of $11.0 million and $12.0 million, respectively, for the KAYAK unvested assumed employee stock options. As of September 30, 2013, there was $27.3 million of total future compensation cost related to these KAYAK unvested assumed employee stock options to be recognized over a weighted-average period of 2.1 years.

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

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average number of basic common shares outstanding	51,363	49,851	50,690	49,830
Weighted average dilutive stock options, restricted stock units and performance share units	338	353	359	475
Assumed conversion of convertible debt	1,283	981	1,177	990
Weighted average number of diluted common and common equivalent shares outstanding	52,984	51,185	52,226	51,295
Anti-dilutive potential common shares	2,923	2,335	2,931	2,246

Anti-dilutive potential common shares for the three and nine months ended September 30, 2013 include approximately 2.4 million and 2.5 million shares, respectively, that could be issued under the Company's outstanding convertible notes, if the Company experiences substantial increases in its common stock price.  Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company's average stock price for the period exceeds the conversion price for the convertible notes.

In 2006, the Company issued $172.5 million aggregate principal amount of convertible notes due September 30, 2013 (the "2013 Notes"). In 2006, the Company also entered into hedge transactions (the "Conversion Spread Hedges") relating to the potential dilution of the Company's common stock upon conversion of the 2013 Notes at their stated maturity date.

The Conversion Spread Hedges were settled in October 2013 and the Company received 42,160 shares of common stock from the counterparties. The settlement will be accounted for as an equity transaction. Since the impact of the Conversion Spread Hedges was anti-dilutive, it is excluded from the calculation of net income per share until the shares of common stock are received in October.

4.                                      INVESTMENTS

The following table summarizes, by major security type, the Company's short-term investments as of September 30, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
Foreign government securities	$3,605,525	$686	$(458)	$3,605,753
U.S. government securities	1,880,675	700	(4)	1,881,371
Corporate debt securities	402	—	—	402
Total	$5,486,602	$1,386	$(462)	$5,487,526

As of September 30, 2013, foreign government securities included investments in debt securities issued by the governments of Germany, the Netherlands, and the United Kingdom.

The following table summarizes, by major security type, the Company's short-term investments as of December 31, 2012 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
Foreign government securities	$1,886,822	$18	$(287)	$1,886,553
U.S. government securities	1,759,773	520	(1)	1,760,292
Total	$3,646,595	$538	$(288)	$3,646,845

There were no realized gains or losses related to investments for the three and nine months ended September 30, 2013 and 2012.

5.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of September 30, 2013 are classified in the table below in the categories described below (in thousands):

	Level 1	Level 2	Level 3	Total
ASSETS:
Short-term investments
Foreign government securities	$—	$3,605,753	$—	$3,605,753
U.S. government securities	—	1,881,371	—	1,881,371
Corporate debt securities	—	402	—	402
Foreign exchange derivatives	—	168	—	168
Total assets at fair value	$—	$5,487,694	$—	$5,487,694

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Foreign exchange derivatives	$—	$80,573	$—	$80,573
Redeemable noncontrolling interests	—	—	—	—
Total liabilities at fair value	$—	$80,573	$—	$80,573

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

As of September 30, 2013 and December 31, 2012, the carrying value of the Company's cash and cash equivalents approximated their fair value and consisted primarily of foreign and U.S. government securities and bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accrued expenses and deferred merchant bookings are carried at cost which approximates their fair value because of the short-term nature of these items.  See Note 4 for information on the carrying value of investments and Note 8 for the estimated fair value of the Company's convertible senior notes.

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

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  The Company's derivative contracts principally address short-term foreign exchange fluctuations for the Euro and British Pound Sterling versus the U.S. Dollar.  As of September 30, 2013 and December 31, 2012, there were no outstanding derivative contracts associated with foreign currency translation risk.  Foreign exchange losses of $1.1 million and foreign exchange gains of $1.0 million for the three and nine months ended September 30, 2013, respectively, and foreign exchange losses of $5.3 million and foreign exchange gains of $0.5 million for the three and nine months ended September 30, 2012, respectively, were recorded in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations.

The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in currency exchange rates on its transactional balances denominated in currencies other than the functional currency. Foreign exchange derivatives outstanding as of September 30, 2013 associated with hedging these risks resulted in a net liability of $1.1 million, with $0.1 million recorded in "Prepaid expenses and other current assets" and $1.2 million recorded in "Accrued expenses and other current liabilities" on the Unaudited Consolidated Balance Sheet. Foreign exchange derivatives outstanding as of December 31, 2012 associated with hedging these risks resulted in a net asset of $0.3 million, with $0.8 million recorded in "Prepaid expenses and other current assets" and $0.5 million recorded in "Accrued expenses and other current liabilities" on the Unaudited Consolidated Balance Sheet.  Foreign exchange gains of $1.5 million and $1.9 million for the three and nine months ended September 30, 2013 compared to foreign exchange gains of $1.5 million and foreign exchange losses of $1.1 million for the three and nine months ended September 30, 2012 were recorded related to these derivatives in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments resulted in a net cash inflow of $3.6 million for the nine months ended September 30, 2013 compared to a net cash inflow of $3.3 million for the nine months ended September 30, 2012, and are reported within "Net cash provided by operating activities" on the Unaudited Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — As of September 30, 2013 and December 31, 2012, the Company had outstanding foreign currency forward contracts with a notional value of 2.4 billion Euros and 1.5 billion Euros, respectively, to hedge a portion of its net investment in a foreign subsidiary.  These contracts are all short-term in nature.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The fair value of these derivatives at September 30, 2013 was a net liability of $79.3 million, with $0.1 million recorded in "Prepaid expenses and other current assets" and $79.4 million recorded in "Accrued expenses and other current liabilities" on the Unaudited Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2012 was a net liability of $62.4 million, with $62.6 million recorded in "Accrued expenses and other current liabilities" and $0.2 million recorded in "Prepaid expenses and other current assets" on the Unaudited Consolidated Balance Sheet.  A net cash outflow of $52.8 million for the nine months ended September 30, 2013 compared to a net cash inflow of $76.6 million for the nine months ended September 30, 2012 is reported within "Net cash used in investing activities" on the Unaudited Consolidated Statements of Cash Flows.

6.                                      INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life
Supply and distribution agreements	$576,478	$(148,233)	$428,245	$269,523	$(122,940)	$146,583	10 - 20 years	16 years

Technology	96,790	(29,088)	67,702	23,329	(23,250)	79	3 - 5 years	5 years

Patents	1,638	(1,481)	157	1,638	(1,446)	192	15 years	15 years

Customer lists	—	—	—	20,500	(20,500)	—	0 years	0 years

Internet domain names	44,611	(10,074)	34,537	39,559	(3,817)	35,742	2 - 20 years	8 years

Trade names	550,256	(42,038)	508,218	53,817	(28,305)	25,512	5 - 20 years	19 years

Other	326	(322)	4	326	(321)	5	3 - 10 years	4 years
Total intangible assets	$1,270,099	$(231,236)	$1,038,863	$408,692	$(200,579)	$208,113

Intangible assets with determinable lives are amortized on a straight-line basis.  Intangible asset amortization expense was approximately $22.9 million and $7.8 million for the three months ended September 30, 2013 and 2012, respectively. Intangible asset amortization expense was approximately $46.9 million and $24.2 million for the nine months ended September 30, 2013 and 2012, respectively.

The amortization expense for intangible assets for the remainder of 2013, the annual expense for the next five years, and the expense thereafter is expected to be as follows (in thousands):

2013	$22,457
2014	89,820
2015	86,869
2016	83,864
2017	79,857
2018	63,977
Thereafter	612,019
$1,038,863

The change in goodwill for the nine months ended September 30, 2013 consists of the following (in thousands):

Balance at December 31, 2012	$522,672
Acquisitions	1,234,480
Currency translation adjustments	4,042
Balance at September 30, 2013	$1,761,194

During the three months ended September 30, 2013, the Company performed its annual goodwill impairment testing and concluded that there was no impairment of goodwill. A substantial portion of the intangible assets and goodwill relates to the acquisition of the KAYAK business in May 2013.  See Note 14 for further information on the acquisition. The fair values of the Company's other reporting units substantially exceed their respective carrying values.

7.                                      OTHER ASSETS

Other assets at September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Deferred debt issuance costs	$20,011	$23,523
Other	15,947	12,305
Total	$35,958	$35,828

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

The revolving credit facility provides for the issuance of up to $100.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of September 30, 2013 and December 31, 2012, there were no borrowings under the facility and there were approximately $1.9 million of letters of credit issued under the facility for both periods.

Convertible Debt

Convertible debt as of September 30, 2013 consisted of the following (in thousands):

September 30, 2013	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due March 2015	$574,996	$(36,730)	$538,266
1.0% Convertible Senior Notes due March 2018	1,000,000	(102,168)	897,832
0.35% Convertible Senior Notes due June 2020	1,000,000	(166,805)	833,195
Outstanding convertible debt	$2,574,996	$(305,703)	$2,269,293

Convertible debt as of December 31, 2012 consisted of the following (in thousands):

December 31, 2012	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due March 2015	$574,999	$(54,655)	$520,344
1.0% Convertible Senior Notes due March 2018	1,000,000	(118,004)	881,996
Outstanding convertible debt	$1,574,999	$(172,659)	$1,402,340

Based upon the closing price of the Company's common stock for the prescribed measurement period during the three months ended September 30, 2013 and December 31, 2012, the contingent conversion threshold on the 2015 Notes (as defined below) was exceeded.  Therefore, the 2015 Notes were convertible at the option of the holders. Accordingly, the Company reported the carrying value of the 2015 Notes as a current liability as of September 30, 2013 and December 31, 2012. Since these notes are convertible at the option of the holders and the principal amount is required to be paid in cash, the difference between the principal amount and the carrying value is reflected as convertible debt in the mezzanine section on the Company's Unaudited Consolidated Balance Sheets. Therefore, with respect to the 2015 Notes, the Company reclassified $36.7 million and $54.7 million before tax from additional paid-in capital to convertible debt in the mezzanine section on the Company's Unaudited Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, respectively. The determination of whether or not the 2015 Notes are convertible must continue to be performed on a quarterly basis. Consequently, the 2015 Notes may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion threshold is not met in such quarters. As of October 25, 2013, the Company had received early conversion notices for an aggregate principal amount of approximately $390 million associated with the 1.25% Convertible Senior Notes due March 2015. During the three months ended December 31, 2013, the Company will deliver cash of approximately $390 million to satisfy the aggregate principal amount and will issue shares of its common stock in satisfaction of the conversion value in excess of the principal amount for the convertible debt that was converted prior to maturity.

The contingent conversion thresholds on the 2018 Notes (as defined below) and the 2020 Notes (as defined below) were not exceeded at September 30, 2013 and the contingent conversion threshold for the 2018 Notes was not exceeded at December 31, 2012, and therefore these Notes are reported as a non-current liability on the Unaudited Consolidated Balance Sheets.

As of September 30, 2013 and December 31, 2012, the estimated market value of the outstanding convertible senior notes was approximately $4.3 billion and $2.3 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 5). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period.  A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the convertible senior notes.

Description of Senior Notes

In May 2013, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due June 15, 2020, with an interest rate of 0.35% (the "2020 Notes"). The 2020 Notes were issued with an initial discount of $20.0 million. The Company paid $0.9 million in debt issuance costs during the nine months ended September 30, 2013, related to this offering. The 2020 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of approximately $1,315.10 per share. The 2020 Notes are convertible, at the option of the holder, prior to June 15, 2020, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2020 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2020 Notes in an aggregate value ranging from $0 to approximately $397.0 million depending upon the date of the transaction and the then current stock price of the Company. As of March 15, 2020, holders will have the right to convert all or any portion of the 2020 Notes. The 2020 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2020 Notes for cash in certain circumstances.  Interest on the 2020 Notes is payable on June 15 and December 15 of each year.

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

Debt discount after tax of $92.4 million ($154.3 million before tax) and financing costs associated with the equity component of convertible debt of $0.1 million after tax were recorded in additional paid-in capital related to the 2020 Notes at June 30, 2013. Debt discount after tax of $80.9 million ($135.2 million before tax) and financing costs associated with the equity component of convertible debt of $2.8 million after tax were recorded in additional paid-in capital related to the 2018 Notes at March 31, 2012. Debt discount after tax of $69.1 million ($115.2 million before tax) and financing costs associated with the equity component of convertible debt of $1.6 million after tax were recorded in additional paid-in-capital related to the 2015 Notes at March 31, 2010. The Company reclassified $36.7 million before tax and $54.7 million before tax out of additional paid-in capital to the mezzanine section in the Company's Unaudited Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, respectively, related to the 2015 Notes.

For the three months ended September 30, 2013 and 2012, the Company recognized interest expense of $23.5 million and $16.4 million, respectively, related to convertible notes. Interest expense related to convertible notes for the three months ended September 30, 2013 and 2012 was comprised of $5.2 million and $4.3 million, respectively, for the contractual coupon interest, $17.0 million, which includes $0.6 million of original issuance discount for the 2020 Notes, and $10.9 million, respectively, related to the amortization of debt discount and $1.3 million and $1.2 million, respectively, for amortization of debt issuance costs. The effective interest rate for the three months ended September 30, 2013 and 2012 was 4.1% and 4.7%, respectively.

For the nine months ended September 30, 2013 and 2012, the Company recognized interest expense of $59.1 million and $43.2 million, respectively, related to convertible notes.  Interest expense related to convertible notes for the nine months ended September 30, 2013 and 2012 was comprised of $14.1 million and $11.2 million, respectively, for the contractual coupon interest, $41.2 million, which includes $0.8 million of original issuance discount for the 2020 Notes, and $28.8 million, respectively, related to the amortization of debt discount and $3.8 million and $3.2 million, respectively, related to the amortization of debt issuance costs.  The effective interest rate for the nine months ended September 30, 2013 and 2012 was 4.4% and 4.9%, respectively.

9.                               TREASURY STOCK

In the second quarter of 2013, the Company's Board of Directors authorized a program to purchase $1.0 billion of the Company's common stock. The Company repurchased 431,910 shares in the second quarter of 2013 for an aggregate cost of $345.5 million in privately negotiated, off-market transactions. In the third quarter of 2013, the Company repurchased 484,361 shares for an aggregate cost of $459.2 million.

In the first quarter of 2012, the Company's Board of Directors authorized a one-time purchase of the Company's common stock up to $200 million concurrent with the issuance of the 2018 Notes. The Company repurchased 263,913 shares in the first quarter of 2012 for an aggregate cost of $166.2 million.

As of September 30, 2013, the Company has a remaining aggregate amount from all authorizations granted by the Board of Directors of $654.5 million to purchase its common stock.  The Company may make additional repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors.

The Board of Directors has also given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  The Company repurchased 113,052 shares and 138,576 shares at aggregate costs of $78.3 million and $89.2 million in the nine months ended September 30, 2013 and 2012, respectively, to satisfy employee withholding taxes related to stock-based compensation.

As of September 30, 2013, there were approximately 9.2 million shares of the Company's common stock held in treasury.

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

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates and tax laws of the foreign countries in which the income is generated.  During the three and nine months ended September 30, 2013 and 2012, a substantial majority of the Company's foreign-sourced income was generated in the Netherlands.  Income tax expense for the three and nine months ended September 30, 2013 and 2012 differs from the expected tax expense at the U.S. statutory rate of 35%, primarily due to lower foreign tax rates, including the Innovation Box Tax benefit discussed below, partially offset by state income taxes and certain non-deductible expenses.

According to Dutch corporate income tax law, income generated from qualifying "innovative" activities is taxed at a rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%.  Booking.com obtained a ruling from the Dutch tax authorities in February 2011 confirming that a portion of its earnings is eligible for Innovation Box Tax treatment. The ruling from the Dutch tax authorities is valid through December 31, 2017.

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

11.                               REDEEMABLE NONCONTROLLING INTERESTS

On May 18, 2010, the Company, through its wholly-owned subsidiary, priceline.com International Ltd. ("PIL"), paid $108.5 million, net of cash acquired, to purchase a controlling interest of the outstanding equity of TravelJigsaw Holdings Limited and its operating subsidiary, TravelJigsaw Limited (now known as the rentalcars.com business), a Manchester, U.K.-based international rental car reservation service.

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

A reconciliation of redeemable noncontrolling interests for the three and nine months ended September 30, 2013 and 2012, respectively, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$—	$110,184	$160,287	$127,045
Net income attributable to noncontrolling interests	—	3,387	135	3,539
Fair value adjustments(1)	—	15,815	42,522	59,255
Purchases of subsidiary shares at fair value (1)	—	—	(192,530)	(61,079)
Currency translation adjustments	—	3,835	(10,414)	4,461
Balance, end of period	$—	$133,221	$—	$133,221

(1)          The fair value of the redeemable noncontrolling interests was determined by industry peer comparable analysis and a discounted cash flow valuation model.

12.                              ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The table below provides the balances for each classification of accumulated other comprehensive income (loss) as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Foreign currency translation adjustments, net of tax (1)	$39,175	$(23,786)
Net unrealized gain on marketable securities, net of tax (2)	586	110
Accumulated other comprehensive income (loss)	$39,761	$(23,676)

(1)          Foreign currency translation adjustments, net of tax, includes net losses from fair value adjustments at September 30, 2013 of $17.8 million after tax ($30.9 million before tax) and net gains from fair value adjustments at December 31, 2012 of $23.8 million after tax ($38.7 million before tax) associated with net investment hedges (see Note 5).  The remaining balance in currency translation adjustments excludes income taxes due to the Company's practice and intention to reinvest the earnings of its foreign subsidiaries in those operations.

(2)          The unrealized gain before tax at September 30, 2013 and December 31, 2012 was $0.9 million and $0.2 million, respectively.

13.                               COMMITMENTS AND CONTINGENCIES

Litigation Related to Travel Transaction Taxes

The Company and certain third-party online travel companies ("OTCs") are currently involved in approximately forty lawsuits, including certified and putative class actions, brought by or against states, cities and counties over issues involving the payment of travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.).  The Company's subsidiaries Lowestfare.com LLC and Travelweb LLC are named in some but not all of these cases.  Generally, each complaint alleges, among other things, that the OTCs violated each jurisdiction's respective relevant travel transaction tax ordinance with respect to the charges and remittance of amounts to cover taxes under each law.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys' fees and other relief.  In addition, approximately seventy-nine municipalities or counties, and at least eleven states, have initiated audit proceedings (including proceedings initiated by more than forty municipalities in California, which have been inactive for several years), issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes.  Additional state and local jurisdictions are likely to assert that the Company is subject to travel transaction taxes and could seek to collect such taxes, retroactively and/or prospectively.

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

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  For example, in January 2013, the Tax Appeal Court for the State of Hawaii held that the Company and other OTCs are not liable for the State's transient accommodations tax, but held that the OTCs, including the Company, are liable for the State's general excise tax on the full amount the OTC collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel. The Company recorded an accrual for travel transaction taxes (including estimated interest and penalties), with a corresponding charge to cost of revenues, of approximately $16.5 million in December 2012 and approximately $18.7 million in the three months ended March 31, 2013, primarily related to this ruling. During the nine months ended September 30, 2013, the Company paid approximately $20.1 million under protest to the State of Hawaii related to this ruling. The Company has filed an appeal with the Hawaii appellate court and intends to vigorously appeal this ruling. Other adverse rulings include a decision in September 2012, in which the Superior Court in the District of Columbia granted summary judgment in favor of the District and against the OTCs ruling that tax is due on the OTCs' margin and service fees. As a result, the Company increased its accrual for travel transaction taxes (including estimated interest), with a corresponding charge to cost of revenues, by approximately $4.8 million in September 2012 and by approximately $5.6 million in the three months ended March 31, 2013. In addition, in October 2009, a jury in a San Antonio class action found that the Company and the other OTCs that are defendants in the lawsuit "control" hotels for purposes of the local hotel occupancy tax ordinances at issue and are, therefore, subject to the requirements of those ordinances. The Company intends to vigorously appeal the trial court's final judgment.

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

Reserve for Travel Transaction Taxes

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $60 million at September 30, 2013 and approximately $56 million at December 31, 2012 (which includes, among other things, amounts related to the litigation in the State of Hawaii, District of Columbia, San Antonio and Chicago). The accrual is based on the Company's estimate of the probable cost of resolving these issues. The Company's legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

Developments in and after the Quarter Ended September 30, 2013

On September 10, 2013, the Florida Supreme Court accepted jurisdiction over Leon County, et al. v. Expedia, Inc., et al. (filed November 2009); (Florida First District Court of Appeal; filed in May 2012). On February 28, 2013, the First District Court of Appeal had affirmed summary judgment in favor of defendants.

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

On July 8, 2013, in Warrenville, et al. v. Priceline.com Incorporated, et al. (U.S. District Court for the Northern District of Illinois; filed in April 2013), the plaintiffs voluntarily dismissed the putative class action pending in federal court, and filed a new class action complaint in Illinois state court. That action, which was removed to federal court, is captioned Village of Bedford Park, et al. v. Expedia, Inc., et al. (U.S. District Court for the Northern District of Illinois; filed in July 2013). The complaint alleges violation of the municipalities' respective accommodations ordinances, conversion, civil conspiracy, unjust enrichment, breach of fiduciary duty, and seeks a declaratory judgment, imposition of a constructive trust, and an accounting.

In Hamilton County, Ohio, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Ohio; filed in August 2010), the district court granted summary judgment to defendant OTCs on August 30, 2013. Plaintiffs did not appeal that decision.

On August 16, 2013, in Leon County v. Expedia, Inc. et al. (Second Judicial Circuit Court for Leon County, Florida; filed in December 2009); (Florida First District Court of Appeal; appeal filed in October 2012), in a per curiam decision, the First District Court of Appeal affirmed the trial court’s grant of summary judgment in favor of the OTCs. On October 9, 2013, that court also denied the County’s motion for rehearing, rehearing en banc, for certified question of great importance, and for written opinion. On October 24, 2013, the County filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court.

In County of Nassau v. Expedia, Inc., et al. (Supreme Court of Nassau County, New York; filed in September 2011; Appellate Division, Second Department; appeal filed in April 2013), the Company received notice on September 11, 2013, that the City of New York opted out of the class certified in that action. No other localities filed notices to opt out of the certified class.

On September 30, 2013, in City of Atlanta, Georgia v. Hotels.com L.P., et al. (Superior Court of Fulton County, Georgia; filed in March 2006; Court of Appeals of the State of Georgia; appeal filed in January 2007; Georgia Supreme Court; further appeal filed in December 2007; petition for writs of mandamus and prohibition filed in December 2012), the trial court granted defendant OTCs' summary judgment dismissing all of plaintiff’s remaining claims. The Georgia Supreme Court had earlier ruled that the district court's entry of summary judgment against Atlanta on July 30, 2010 had not decided the City's claim for conversion.  After the City amended its complaint to add new claim for breach of trust, the OTCs moved again for summary judgment. The September 30, 2013 ruling addresses, and dismisses, all claims remaining.

On October 10, 2013, in Pine Bluff Advertising and Promotion Commission, Jefferson County, Arkansas, et al. v.

Hotels.com, LP, et al. (Circuit Court of Jefferson County, Arkansas; filed in September 2009); (Arkansas Supreme Court; appeal filed in March 2013), the Arkansas Supreme Court affirmed certification of a class.

Four new actions commenced:

•
Department of Revenue, Finance and Administration Cabinet, Commonwealth of Kentucky v. Expedia, Inc., et al. (Franklin Circuit Court, Kentucky) was filed on July 15, 2013. The complaint alleges violation of the state's accommodations tax law, breach of fiduciary duty, conversion and money had and received, and seeks imposition of a constructive trust and injunctive relief.

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

•
On September 27, 2013, the Company and other OTCs' filed a complaint in Expedia, Inc., et al. v. Oregon Department of Revenue (Oregon Tax Court), seeking declaratory relief as to Oregon House Bill 2656.  On the same date, the Company and other OTCs' filed a request with the Oregon Department of Revenue for an administrative ruling with respect to that bill. HB 2656 purports to amend Oregon's transient lodging tax statute, effective October 7, 2013, to subject the OTCs’ compensation subject to the tax insofar as the OTCs are “transient lodging intermediaries.”

•
State of New Hampshire v. priceline.com Incorporated, et al. (Merrimack Superior Court) was filed on October 16, 2013. The complaint alleges violation of the state meals and rooms tax, violation of the New Hampshire Consumer Protection Act, breach of fiduciary duty, conversion, unjust enrichment, assumpsit for money had and received and civil conspiracy, and seeks an accounting, imposition of a constructive trust and injunctive relief with respect to the OTCs’ merchant model hotel and rental car services.

Two matters were resolved. In The Village of Rosemont, Illinois v. Priceline.com, Inc., et al. (U.S. District Court for the Northern District of Illinois; filed in July 2009) (U.S. Court of Appeals for the Seventh Circuit, appeal filed in November 2012), the Company and other OTC defendants resolved the litigation through settlement. The case was dismissed with prejudice on August 6, 2013. The Company and other OTC defendants also resolved the remaining issues in City of Gallup, New Mexico v. Hotels.com, L.P., et al. (U.S. District Court for the District of New Mexico; filed in July 2007); (U.S. Court of Appeals for the Tenth Circuit; appeal filed in April 2013). The case was remanded to the district court, which has granted preliminary approval of the settlement. A settlement fairness hearing has been set for November 19, 2013. In addition, in District of Columbia v. Expedia, Inc., et al. (Superior Court of District of Columbia; filed in March 2011), the Company reached agreement with the District on a stipulated damage amount. The Company intends to vigorously pursue its appeal in that case.

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

•
City of San Diego, California v. Hotels.com L.P., et al. (California Superior Court, San Diego County; filed in September 2006) (Superior Court of California, Los Angeles County) (California Court of Appeal; appeal filed in August 2012)

•
City of Atlanta, Georgia v. Hotels.com L.P., et al. (Superior Court of Fulton County, Georgia; filed in March 2006); (Court of Appeals of the State of Georgia; appeal filed in January 2007); (Georgia Supreme Court; further appeal filed in December 2007; petition for writs of mandamus and prohibition filed in December 2012)

•
Wake County, North Carolina v. Hotels.com, L.P., et al. (General Court of Justice, Superior Court Division, Wake County, North Carolina; filed in November 2006); (Court of Appeals of North Carolina; appeal filed in January 2013); Dare County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Dare County, North Carolina; filed in January 2007); (Court of Appeals of North Carolina; appeal filed in January 2013); Buncombe County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Buncombe County, North Carolina; filed in February 2007); (Court of Appeals of North Carolina; appeal filed in January 2013); Mecklenburg County, North Carolina v. Hotels.com LP, et al. (General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina; filed in January 2008); (Court of Appeals of North Carolina; appeal filed in January 2013)

•
Leon County, et al. v. Expedia, Inc., et al. (Second Judicial Circuit Court for Leon County, Florida; filed November 2009); (Florida First District Court of Appeal; appeal filed in May 2012); (Florida Supreme Court; jurisdiction accepted in September 2013)

•	Leon County v. Expedia, Inc. et al. (Second Judicial Circuit Court for Leon County, Florida; filed in December 2009); (Florida First District Court of Appeal; appeal filed in October 2012)

•	Montana Department of Revenue v. Priceline.com, Inc., et al. (First Judicial District Court of Lewis and Clark County, Montana; filed in November 2010)

•	District of Columbia v. Expedia, Inc., et al. (Superior Court of District of Columbia; filed in March 2011)

•	Volusia County, et al. v. Expedia, Inc., et al. (Circuit Court for Volusia County, Florida; filed in April 2011)

•	State of Mississippi v. Priceline.com Inc., et al., (Chancery Court of Hinds County, Mississippi; filed in January 2012)

•	County of Kalamazoo, Michigan v. Hotels.com L.P., et al. (Circuit Court for the County of Kalamazoo; filed August 2012)

•	Fargo v. Expedia, Inc. et al. (District Court for the County of Cass; filed in February 2013)

•	Department of Revenue, Finance and Administration Cabinet, Commonwealth of Kentucky v. Expedia, Inc. et al. (Franklin Circuit Court, Kentucky; filed in July 2013)

•	State of New Hampshire v. priceline.com Incorporated, et al. (Merrimack Superior Court; filed in October 2013)

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

•	Priceline.com, Inc. v. Indiana Department of State Revenue (Indiana Tax Court; filed in March 2009)

•	Priceline.com, Inc., et al. v. City of San Francisco, California, et al. (California Superior Court, County of Los Angeles; filed in June 2009)

•	Priceline.com, Inc. v. Miami-Dade County, Florida, et al. (Eleventh Judicial Circuit Court for Miami-Dade, County, Florida; filed in December 2009)

•	Priceline.com Incorporated, et al. v. Osceola County, Florida, et al. (Circuit Court of the Second Judicial Circuit, in and For Leon County, Florida; filed in January 2011)

•
In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of the Tax Appeal of Travelweb LLC  (Tax Appeal Court of the State of Hawaii; filed in March 2011) (Intermediate Court of Appeals; filed September 2013); In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of the Tax Appeal of Travelweb LLC (Tax Appeal Court of the State of Hawaii, filed in July 2012) (Intermediate Court of Appeals; filed September 2013); In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of Tax Appeal of Travelweb LLC (Tax Appeal Court of the State of Hawaii, filed in June 2013)

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

•	Expedia, Inc., et al. v. Oregon Department of Revenue (Oregon Tax Court; filed in September 2013)

Administrative Proceedings and Other Possible Actions

At various times, the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to the Company's charges and remittance of amounts to cover state and local travel transaction taxes.  Among others, the City of Phoenix, Arizona (on behalf of itself and twelve other Arizona cities); the City of Paradise Valley, Arizona; fifteen cities (and one county) in Colorado; Arlington, Texas; Lake County, Indiana; Saratoga County, New York; and state tax officials from Arkansas, Colorado, Hawaii, Louisiana, Maryland, Michigan, Ohio, South Dakota, Texas, West Virginia, and Wisconsin have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local travel transaction taxes.  Between 2008 and 2010, the Company received audit notices from more than forty cities in the state of California.  The audit proceedings in those cities have not been active but are not yet concluded.  The Company has also been contacted for audit by five counties in the state of Utah and by the City of St. Louis, Missouri.

OFT Inquiry

In July 2012, the Office of Fair Trading (the "OFT"), the competition authority in the United Kingdom, issued a "Statement of Objections" ("SO") to Booking.com, which sets out the OFT's preliminary views on why it believes Booking.com and others in the hotel online booking sector have allegedly breached E.U. and U.K. competition law.  The SO alleges, among other things, that there are agreements or concerted practices between hotels and Booking.com and between hotels and at least one other OTC that restrict Booking.com's (and the other OTC's) ability to discount hotel room reservations, which the OFT alleges is a form of resale price maintenance.  The Company disputes the allegations in the SO.

On August 9, 2013, the OFT announced its intention to accept commitments offered by Booking.com, as well as Expedia and Intercontinental Hotel Group, to close the investigation.  The OFT sought feedback on the proposed commitments from the public. The public comment period expired on September 13, 2013.  The OFT is now considering the public comments and input from the European Commission before making its final decision whether to accept the commitments.   If the proposed commitments are accepted by the OFT, the investigation will be closed with no finding of infringement or admission of wrongdoing and no imposition of a fine.

The proposed commitments provide, among other things, that hotels will continue to be able to set retail prices for hotel room reservations on all OTC websites, such as Booking.com.  OTCs, such as Booking.com, will have the flexibility to discount a hotel's retail price, but only to members of closed user groups, a concept that is defined in the proposed commitments, who have previously made a booking with the OTC.

If the commitments are not accepted by the OFT, the Company will have the right to respond to the allegations in the SO in writing and orally.  If the OFT chooses to maintain its objections after hearing Booking.com's responses, the OFT will issue a "Decision" which will state its case against Booking.com and others under investigation.   The Company will have the opportunity to challenge an adverse Decision in the U.K. courts.

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

Lawsuits Alleging Antitrust Violations

On August 20, 2012, one complaint was filed on behalf of a putative class of persons who purchased hotel room reservations from certain hotels (the "Hotel Defendants") through certain OTC defendants, including the Company.  The initial complaint, Turik v. Expedia, Inc., Case No. 12-cv-4365, filed in the U.S. District Court for the Northern District of California, alleges that the Hotel Defendants and the OTC defendants violated federal and state laws by entering into a conspiracy to enforce a minimum resale price maintenance scheme pursuant to which putative class members paid inflated prices for hotel room reservations that they purchased through the OTC defendants.  Thirty-one other complaints containing similar allegations have been filed in a number of federal jurisdictions across the country. Plaintiffs in these actions seek treble damages and injunctive relief.

The Judicial Panel on Multidistrict Litigation ("JPML") heard arguments on a motion for consolidation and transfer of pretrial proceedings under 28 U.S.C. § 1407 on November 29, 2012.  Pursuant to JPML orders, all of the pending cases were consolidated before Judge Boyle in the U.S. District Court for the Northern District of Texas. On May 1, 2013, an amended consolidated complaint was filed.

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

As a result of the acquisition of KAYAK, the Company expensed approximately $8.6 million of professional fees for the nine months ended September 30, 2013. These acquisition-related expenses were included in "General and administrative" expenses on the Unaudited Consolidated Statements of Operations. In addition, the Company paid approximately $1.2 million of stock issuance costs in the nine months ended September 30, 2013, with an offsetting charge to additional paid-in capital.

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

Overview

     We are a leading online travel company that offers consumers hotel and accommodation (generally referred to as "hotel") reservations through the Booking.com, priceline.com, and Agoda.com brands. In the United States, we offer consumers reservations for car rentals, airline tickets, vacation packages, destination services and cruises through the priceline.com U.S. brand. We offer car rental reservations worldwide through rentalcars.com. We also allow consumers to easily compare airline ticket, hotel room reservation and rental car reservation information from hundreds of travel sites at once through KAYAK's websites and mobile apps. We refer to our company and all of our subsidiaries and brands, including Booking.com, priceline.com, Agoda.com, KAYAK, and rentalcars.com, collectively as the "Priceline Group," the "Company," "we," "our" or "us."

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include Booking.com, Agoda.com, KAYAK, and rentalcars.com, which are independently managed and operated brands.  Our principal goal is to serve consumers with worldwide leadership in online hotel, accommodation and rental car reservations.  Our business is driven primarily by international results. During the year ended December 31, 2012, our international business (the substantial majority of which is generated by Booking.com) represented approximately 82% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 92% of our consolidated operating income. Given that our international business is primarily comprised of hotel reservation services, and that hotel reservations also represent a significant majority of our domestic business, gross profit earned in connection with the reservation of hotel room nights represents a substantial majority of our gross profit.

Our priceline.com U.S. brand offers merchant Name Your Own Price® travel services (sometimes referred to as "opaque" travel services because certain elements of the service are not disclosed to the customer prior to booking), which are recorded in revenue on a "gross" basis and have associated cost of revenue. Retail and semi-opaque price-disclosed travel services offered by both our U.S. and international brands are recorded in revenue on a "net" basis and have no associated cost of revenue. Therefore, revenue increases and decreases are impacted by changes in the mix of our revenues between Name Your Own Price® and retail travel services. Gross profit reflects the net margin earned for both our Name Your Own Price® and retail travel services. Consequently, gross profit has become an increasingly important measure of evaluating growth in our business. At present, we derive substantially all of our gross profit from the following sources:

•	Commissions earned from facilitating reservations of price-disclosed hotels, rental cars, cruises and other travel services;

•	Transaction gross profit and customer processing fees from our price-disclosed hotel, rental car, and vacation package reservation services;

•	Transaction gross profit and customer processing fees from our Name Your Own Price® and Express DealsSM services;

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

Over the last several years we have experienced strong growth in our hotel reservation services. We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the widespread adoption of mobile devices, the high growth of travel overall in emerging markets such as Asia-Pacific and South America, and the continued innovation and execution by our teams around the world to build hotel supply, content and distribution and to improve the customer experience on our websites and mobile apps. We experienced strong year-over-year growth in recent years, though that growth has generally decelerated. For example, in the nine months ended September 30, 2013, our hotel room night reservation growth was 37%, a deceleration from 40% in the same period in 2012 and a deceleration from 52% in the same period in 2011. Given the sheer size of our hotel reservation business, we believe it is highly likely that our year-over-year growth rates will continue to decelerate, though the rate of deceleration may fluctuate.

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
We currently, or potentially will, compete with a variety of companies, including:

•	Internet travel reservation services such as those owned by Expedia, Orbitz, Travelocity, Ctrip, Rakuten, Jalan and Wotif;

•	large online portal, social networking, group buying and search companies, such as Google, Facebook and Groupon;

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

TripAdvisor, the world's leading travel research and review website and the world's largest online travel service with over 260 million unique monthly visitors across its sites, Google, the world's largest search engine, and other large, established companies with substantial resources and expertise in developing online commerce and facilitating Internet traffic have launched "meta-search" services and may create additional inroads into online travel, both in the United States and internationally. Meta-search services (like those offered by KAYAK, which we acquired in May 2013) leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., hotels and other accommodations, rental car companies or airlines), OTA and other travel websites and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing more detailed travel search results than may be available through OTAs or other travel websites, which could lead to travel service providers or others gaining a larger share of search traffic. TripAdvisor recently transitioned some of its offerings to meta-search functionality. TripAdvisor has begun supporting its new meta-search service with offline advertising, while trivago, a leading meta-search service in Europe, recently expanded its offline advertising campaign into the United States. Google launched "Hotel Finder", a meta-search service that Google has at times placed at or near the top of hotel-related search results.

As consumers attempt to be more efficient in their shopping behavior, they may favor travel services offered by meta-search sites or search companies over OTAs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites and increase our advertising and other customer acquisition costs. To the extent any such consumer behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in profits from our KAYAK meta-search business to offset any related decrease in profits experienced by our OTA brands. Further, meta-search services may evolve into more traditional OTAs by offering consumers the ability to make travel reservations directly through their websites. For example, TripAdvisor sells room night reservations on its transactional sites Tingo and Jetsetter and intends to allow consumers to make a reservation while staying on TripAdvisor. To the extent consumers book travel services through a meta-search site or directly with a travel service provider after visiting a meta-search site or meta-search utility on a traditional search engine without using an OTA like us, or if meta-search services limit our participation within their search results, we may need to increase our advertising or other customer acquisition costs to maintain or grow our bookings, any of which could have an adverse effect on our business and results of operations.

In August 2013, Expedia and Travelocity announced that they had entered into an exclusive, long-term strategic marketing agreement, whereby Expedia will power the technology platforms for Travelocity's existing websites in the United States and Canada, while providing Travelocity access to Expedia's supply and customer services. To the extent this arrangement enhances Expedia's and/or Travelocity's ability to compete with us in the affected markets, our market share and results of operations could be adversely affected.

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

Apple, Inc., one of the most innovative and successful companies in the world and producer of, among other things, the iPhone and iPad, obtained a patent for "iTravel," a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple's iPhone operating system includes "Passbook," a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and along with iTravel, may be indicative of Apple's intent to enter the travel reservations business in some capacity. Apple has substantial market share in the smart phone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps and has access to greater resources than we have. Apple may use or expand iTravel, Passbook, Siri (Apple's voice recognition “concierge” service) or another mobile app as a means of entering the travel reservations marketplace. Similarly, Google's Android operating system is the leading smart phone operating system in the world. As a result, Google could leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. To the extent Apple or Google use their mobile operating systems or app distribution channels to favor their own travel service offerings, our business could be harmed.

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

We use third party websites, including online search engines and meta-search services, and affiliate marketing as primary means of generating traffic to our websites. As a result, our online advertising expense has increased significantly in recent years, a trend we expect to continue. In addition, our online advertising expense has generally been growing faster than our gross profit due to (1) lower returns on investment ("ROIs") from our online advertising, (2) brand mix within The Priceline Group and (3) channel mix within certain of our brands. Our online advertising ROIs have recently been down year-over-year. Furthermore, our international brands are growing faster than our priceline.com U.S. brand, and spend a higher percentage of gross profit on online advertising. Finally, certain of our brands are obtaining an increasing share of traffic through paid online advertising channels.

The inclusion of KAYAK since its acquisition on May 21, 2013 had a favorable impact on online advertising as a percentage of gross profit for the second and third quarters of 2013 because KAYAK spends a lower percentage of gross profit on online advertising than our other brands, and our consolidated results exclude intercompany advertising by our brands on KAYAK.

Advertising efficiency is impacted by a number of factors that are subject to variability and that are outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates and our ability to convert paid traffic to booking customers and then having customers return directly to our websites or mobile apps for future bookings.

International Trends. The size of the travel market outside of the United States is substantially greater than that within the United States. Historically, Internet adoption rates and e-commerce adoption rates of international consumers have trailed those of the United States. However, international consumers are rapidly moving to online means for purchasing travel. Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States. We expect that over the long-term, international online travel growth rates will follow a similar trend to that experienced in the United States. In addition, the base of hotel properties in Europe and Asia is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains. We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States. Our growth has primarily been generated by our international hotel reservation service brands, Booking.com and Agoda.com. Booking.com, our most significant brand, includes over 355,000 hotels and accommodations on its website as of November 4, 2013 (updated property counts are available on the Booking.com website). Booking.com has added properties over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America. An increasing amount of our business from both a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate. We believe that the opportunity to continue to grow our business exists for the markets in which we operate. We believe these trends and factors have enabled us to become the leading online hotel and accommodation reservation service provider in the world as measured by room nights booked.

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

Another impact of the size of our international business is our exposure to foreign currency exchange risk. Because we are conducting a substantial majority of our business outside the United States and are reporting our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international business are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation. For example, a strengthening of the Euro increases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars, while a weakening of the Euro decreases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars. Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt have had difficulty refinancing their debt. Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may be more widespread and could include the United States, has led to significant volatility in the exchange rate between the Euro, the U.S. Dollar and other currencies. We generally enter into derivative instruments to minimize the impact of short-term currency fluctuations on our consolidated operating results. However, such derivative instruments are short term in nature and not designed to hedge against currency fluctuation that could impact our foreign currency denominated gross bookings, revenue or gross profit (see Note 5 to the Unaudited Consolidated Financial Statements for additional information on our derivative contracts). For example, while revenue from our international operations grew year-over-year on a local currency basis by approximately 39% and 41% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, as a result of the positive impact of currency exchange rates, revenue from our international operations as reported in U.S. Dollars grew 42% for both the three and nine months ended September 30, 2013, respectively.

Domestic Trends. Competition in U.S. online travel remains intense and online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantages. In particular, the competition to provide "opaque" hotel reservation services to consumers, an area in which our priceline.com U.S. business has been a leader, has become more intense. For example, Expedia makes opaque hotel room reservations available on its principal website under the name "Expedia Unpublished Rates" and has supported this initiative with steeper discounts through lower margins. As with our opaque Name Your Own Price® and Express DealsSM hotel reservation services, the name of the hotel is not disclosed until after booking. We believe these offerings, in particular "Expedia Unpublished Rates", have adversely impacted the market share and year-over-year room night reservations growth rate for our Name Your Own Price® opaque hotel reservation service, which began to experience a decline in the third quarter of 2011. In addition, some hotels offer discounted room reservations through "daily deal" websites such as Groupon and Living Social. If Expedia or others are successful in growing their opaque hotel reservation services, and/or "daily deal" websites are successful in garnering a sizable share of discounted hotel bookings, we may have less consumer demand for our opaque hotel reservation services over time, and we would face more competition for access to the limited supply of discounted hotel room rates. In an effort to compete more effectively against these new offerings, in 2012 we launched Express DealsSM, a semi-opaque price-disclosed hotel reservation service. While Express DealsSM has been a significant contributor to the recently improved performance of our opaque hotel reservation service, the offering may not ultimately be successful at recovering or growing U.S. hotel reservation service market share. As a result of this increased competition, our share of the discount hotel reservation market in the United States could further decrease.

While demand for online travel services in the United States continues to experience growth, we believe that the U.S. market share of third-party distributors is impacted in part by a concerted initiative by travel service providers to direct customers to their own websites in an effort to reduce distribution expenses and establish more direct control over their pricing. In addition, certain airlines have attempted to charge additional fees to customers who book airline reservations through an online channel other than their own website. Travel service providers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as web-only fares, bonus miles or loyalty points, which could make their offerings more attractive to consumers than models like ours.

U.S. airlines have reduced capacity and increased fares since the latter part of 2009, a trend which may continue. Decreases in capacity reduce the amount of airline tickets available, while significant increases in average airfares have adversely impacted leisure travel demand. Generally, reduced airline capacity and demand negatively impact our priceline.com air ticket reservation service, which in turn can have negative repercussions on our priceline.com hotel and rental car services. Our Name Your Own Price® airline ticket and rental car services were negatively impacted in 2012 by reduced availability of discounted rates. Although availability has improved in 2013, we expect continued variability in the breadth and depth of discounted airline tickets and rental car rates made available to us in the future, depending on market conditions from time to time.

Seasonality. A meaningful amount of retail gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. We expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which bookings are generated. However, we generally do not recognize associated revenue until future quarters when the travel occurs. As a result, we typically experience our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of booking and travel consumption for the year for our North American and European businesses. However, we experience the highest levels of booking and travel consumption for our Asia-Pacific and South American businesses in the first and fourth quarters. Therefore, if these businesses continue to grow faster than our North American and European businesses, our operating results for the first and fourth quarters of the year may become more significant over time as a percentage of full year operating results. In addition, our Name Your Own Price® services are generally non-refundable in nature, and accordingly, we recognize travel revenue at the time a booking is generated. In contrast, for example, we recognize revenue generated from our retail hotel services at the time that the customer checks out of the hotel. Therefore, if our retail hotel business continues to grow faster than our Name Our Own Price® services, we expect our quarterly results to become increasingly impacted by these seasonal factors. In addition, the date on which Easter falls can have an impact on our first and second quarters. For example, in 2013 our first quarter growth rates in revenue, gross profit, operating income, and operating margins were favorably affected by Easter falling in the first quarter as compared to the same period in 2012. Conversely, those growth rates were negatively impacted in our second quarter 2013 as compared to the same period in 2012. The impact of seasonality can be exaggerated in the short-term by the gross bookings growth rate of the business. For example, in periods where our growth rate substantially decelerates, our operating margins typically benefit from relatively less variable advertising expense. In addition, gross profit growth is typically less impacted in the near term due to the benefit of revenue booked in previous quarters.

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

Results of Operations

Three and Nine Months Ended September 30, 2013 compared to the Three and Nine Months Ended September 30, 2012

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

Gross bookings resulting from hotel room nights, rental car days and airline tickets reserved through our international and U.S. operations for the three and nine months ended September 30, 2013 and 2012 were as follows (numbers may not total due to rounding):

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2013	2012	Change	2013	2012	Change
International	$9,179	$6,473	41.8%	$25,541	$17,876	42.9%
Domestic	1,586	1,359	16.7%	4,493	3,996	12.4%
Total	$10,765	$7,831	37.5%	$30,035	$21,872	37.3%

Gross bookings increased by 37.5% and 37.3% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 (growth on a local currency basis was approximately 36% and 37% for the three and nine month periods, respectively), principally due to growth of 35.6% and 37.1% in hotel room night reservations and growth of 27.5% and 38.4% in rental car day reservations, respectively.  The 41.8% and 42.9% increase in international gross bookings for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 (growth on a local currency basis was approximately 41% and 42% for the three and nine month periods, respectively) was primarily attributable to growth in hotel room night reservations for our Booking.com and Agoda.com businesses, as well as growth in rental car day reservations for our rentalcars.com business.  Domestic gross bookings increased by 16.7% and 12.4% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, primarily due to an increase in priceline.com's retail airline ticket service, Express DealsSM hotel reservation service, and retail rental car service, partially offset by a decline in our Name Your Own Price® opaque hotel service (driven in part by customer shift to Express DealsSM).

Gross bookings resulting from reservations of hotel room nights, rental car days and airline tickets made through our agency and merchant models for the three and nine months ended September 30, 2013 and 2012 were as follows (numbers may not total due to rounding):

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2013	2012	Change	2013	2012	Change
Agency	$9,023	$6,423	40.5%	$25,096	$17,982	39.6%
Merchant	1,742	1,408	23.7%	4,939	3,890	27.0%
Total	$10,765	$7,831	37.5%	$30,035	$21,872	37.3%

Agency gross bookings increased 40.5% and 39.6% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, primarily due to growth in Booking.com hotel room night reservations, as well as growth in priceline.com's retail airline ticket service. Merchant gross bookings increased 23.7% and 27.0% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, primarily due to an increase in the sale of Agoda.com hotel room night reservations, priceline.com Express DealsSM room night reservations, rentalcars.com rental car day reservations and Name Your Own Price® airline ticket reservations, partially offset by a decline in our Name Your Own Price® opaque hotel service.

Units sold for hotel room nights, rental car days and airline tickets for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2013	2012	Change	2013	2012	Change
Hotel Room Nights	74.8	55.2	35.6%	207.4	151.3	37.1%
Rental Car Days	12.0	9.4	27.5%	34.4	24.9	38.4%
Airline Tickets	1.8	1.7	8.6%	5.2	5.0	3.9%

Hotel room night reservations increased by 35.6% and 37.1% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, principally due to an increase in Booking.com, Agoda.com and priceline.com semi-opaque Express DealsSM and retail hotel room night reservations, partially offset by a decline in our Name Your Own Price® opaque hotel room night reservations. Booking.com, our most significant brand, includes over 355,000 hotels and accommodations on its website as of November 4, 2013 (updated hotel and accommodations are available on the Booking.com website).  Booking.com has added hotels and accommodations over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America.  An increasing amount of our business from a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate and our core European market.  Our priceline.com agency hotel reservations benefited from the integration of the growing number of hotels and accommodations on the Booking.com extranet.

Rental car day reservations increased by 27.5% and 38.4% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due to an increase in rental car day reservations for rentalcars.com and priceline.com.

Airline ticket reservations increased by 8.6% and 3.9% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due to an increase in Name Your Own Price® and price-disclosed airline ticket reservations.

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

•
Merchant revenues are derived from services where we are the merchant of record and therefore charge the customer's credit card for the travel services provided. Merchant revenues include (1) transaction revenues representing the selling price of Name Your Own Price® hotel room night, rental car and airline ticket reservations and price-disclosed vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by travel service providers in connection with (a) the hotel room reservations provided through our merchant price-disclosed hotel service at Agoda.com and priceline.com and (b) the reservations provided through our merchant semi-opaque rental car service at rentalcars.com and merchant semi-opaque Express DealsSM hotel service at priceline.com, which allows customers to see the price of the reservation prior to purchase but not the identity of the travel service provider; (3) customer processing fees charged in connection with the sale of Name Your Own Price® hotel room night, rental car and airline ticket reservations and merchant price-disclosed hotel reservations; and (4) ancillary fees, including GDS reservation booking fees related to certain of the services listed above.

•	Advertising and other revenues are derived primarily from KAYAK for sending referrals to travel service providers and OTAs and from advertising placements on KAYAK websites and mobile applications.

	Three Months Ended September 30,			Nine Months Ended September 30,
	$000			$000
	2013	2012	Change	2013	2012	Change
Agency Revenues	$1,576,434	$1,118,128	41.0%	$3,411,002	$2,427,751	40.5%
Merchant Revenues	620,904	584,969	6.1%	1,729,692	1,632,402	6.0%
Advertising and other Revenues	72,565	3,213	2,158.5%	111,459	10,163	996.7%
Total Revenues	$2,269,903	$1,706,310	33.0%	$5,252,153	$4,070,316	29.0%

 Agency Revenues

Agency revenues for the three and nine months ended September 30, 2013 increased 41.0% and 40.5%, respectively, compared to the same periods in 2012, primarily as a result of growth in the business of Booking.com.  Our priceline.com agency revenues benefited from growth in our retail rental car business as well as the integration on the priceline.com website of the growing number of hotels and accommodations on the Booking.com extranet.

Merchant Revenues

Merchant revenues for the three and nine months ended September 30, 2013 increased 6.1% and 6.0%, respectively, compared to the same periods in 2012, primarily due to increases in our rentalcars.com rental car reservation service, Agoda.com hotel reservation service and priceline.com Name Your Own Price® air and Express DealsSM hotel reservation services, partially offset by a decline in Name Your Own Price® opaque hotel revenues for the three and nine months ended September 30, 2013, compared to the same periods in 2012. Merchant revenue growth over the prior year periods was substantially lower than merchant gross bookings growth because our merchant revenues are disproportionately affected by our Name Your Own Price® service. Name Your Own Price® revenues are recorded “gross” with a corresponding supplier cost recorded in cost of revenues, and represented a smaller percentage, year-over-year, of total revenues compared to our faster-growing Agoda.com, rentalcars.com and priceline.com Express DealsSM services, which are recorded in revenue "net" of supplier cost. As a result, we believe that gross profit is an important measure of evaluating growth in our business.

Advertising and Other Revenues

Advertising and other revenues during the three and nine months ended September 30, 2013 consisted primarily of advertising revenues.  Advertising revenues for the three and nine months ended September 30, 2013 includes $68.4 million and $99.5 million, respectively, as a result of the inclusion of KAYAK since its acquisition on May 21, 2013, and excludes intercompany revenues earned by KAYAK from other Priceline Group brands.

Cost of Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	$000			$000
	2013	2012	Change	2013	2012	Change
Cost of Revenues	$280,838	$309,809	(9.4)%	$869,568	$926,385	(6.1)%

For the three and nine months ended September 30, 2013, cost of revenues consisted primarily of: (1) the cost of Name Your Own Price® hotel room reservations from our suppliers, net of applicable taxes, (2) the cost of Name Your Own Price® rental cars from our suppliers, net of applicable taxes; (3) the cost of Name Your Own Price® airline tickets, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (4) the cost of vacation packages from our suppliers, net of applicable taxes; and (5) the cost related to accruals for travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.). Cost of revenues for the three and nine months ended September 30, 2013 decreased by 9.4% and 6.1%, respectively, compared to the same periods in 2012, primarily due to a decrease in our Name Your Own Price® hotel reservation service, partially offset by increases in our other Name Your Own Price® services and, for the nine months ended September 30, 2013, higher accruals for travel transaction taxes. Cost of revenues for the nine months ended September 30, 2013 includes an accrual recorded in the first quarter of 2013 of approximately $20.5 million (including estimated interest and penalties) for travel transaction taxes, principally related to unfavorable rulings in the State of Hawaii and the District of Columbia. Cost of revenue for the three and nine months ended September 30, 2012 includes an accrual of approximately $4.8 million related to travel transaction taxes.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	$000			$000
	2013	2012	Change	2013	2012	Change
Gross Profit	$1,989,065	$1,396,501	42.4%	$4,382,585	$3,143,931	39.4%
Gross Margin	87.6%	81.8%		83.4%	77.2%

Total gross profit for the three and nine months ended September 30, 2013 increased by 42.4% and 39.4%, respectively, compared to the same periods in 2012, primarily as a result of increased revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the three and nine months ended September 30, 2013, compared to the same periods in 2012, because our revenues are disproportionately affected by our Name Your Own Price® service. Name Your Own Price® revenues are recorded “gross” with a corresponding travel service provider cost recorded in cost of revenues, and in the three and nine months ended September 30, 2013 represented a smaller percentage of total revenues than in the same periods in 2012. Our retail price-disclosed and semi-opaque services, which are recorded in revenue "net" of supplier cost have been growing faster than our Name Your Own Price® services. As a result, we believe that gross profit is an important measure of evaluating growth in our business. Our international operations accounted for approximately $1.8 billion and $3.9 billion of our gross profit for the three and nine months ended September 30, 2013, which compares to $1.2 billion and $2.7 billion, respectively, for the same periods in 2012. Gross profit attributable to our international operations increased, on a local currency basis, by approximately 39% and 41% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. Gross profit attributable to our U.S. businesses increased by approximately 45% and 23% for the three and nine months ended September 30, 2013, compared to the same periods in 2012. Gross profit for the three and nine months ended September 30, 2013 was positively impacted by the inclusion of KAYAK since its acquisition on May 21, 2013. Gross profit for the nine months ended September 30, 2013 was negatively impacted by an accrual recorded in the first quarter of 2013 of approximately $20.5 million (including estimated interest and penalties) for travel transaction taxes, principally related to unfavorable rulings in the State of Hawaii and the District of Columbia. Gross profit for the three and nine months ended September 30, 2012 was negatively impacted by an accrual of approximately $4.8 million related to an unfavorable court judgment regarding travel transaction taxes in the District of Columbia.

Operating Expenses

Advertising

	Three Months Ended September 30,			Nine Months Ended September 30,
	$000			$000
	2013	2012	Change	2013	2012	Change
Online Advertising	$533,164	$375,204	42.1%	$1,399,452	$966,820	44.7%
% of Total Gross Profit	26.8%	26.9%		31.9%	30.8%
Offline Advertising	$39,891	$8,441	372.6%	$99,750	$29,519	237.9%
% of Total Gross Profit	2.0%	0.6%		2.3%	0.9%

Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; (4) banner, pop-up and other Internet advertisements; and (5) e-mail campaigns. For the three and nine months ended September 30, 2013, online advertising expenses increased over the same periods in 2012, primarily to generate increased gross bookings. Online advertising as a percentage of gross profit decreased for the three months ended September 30, 2013 compared to the same period in 2012. The inclusion of KAYAK since its acquisition on May 21, 2013 had a favorable impact on online advertising as a percentage of gross profit because KAYAK spends a lower percentage of gross profit on online advertising than our other brands, and our consolidated results exclude intercompany advertising by our brands on KAYAK. Excluding the impact of KAYAK, online advertising as a percentage of gross profit increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 due to (1) lower ROIs for our online advertising, (2) brand mix within The Priceline Group and (3) channel mix within certain of our brands. Our online advertising ROIs have been down year-over-year for the last several quarters. Furthermore, our international brands are growing faster than our priceline.com U.S. brand, and spend a higher percentage of gross profit on online advertising. Finally, certain of our brands are obtaining an increasing share of traffic through paid online advertising channels.

Offline advertising expenses are related to our television, print and radio advertising for our priceline.com, Booking.com, and KAYAK businesses. For the three and nine months ended September 30, 2013, offline advertising increased 372.6% and 237.9%, respectively, compared to the same periods in 2012, due mainly to Booking.com launching in the United States its first offline advertising campaign in 2013, as well as the inclusion of KAYAK since its acquisition on May 21, 2013.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	$000			$000
	2013	2012	Change	2013	2012	Change
Sales and Marketing	$65,274	$52,961	23.2%	$177,392	$145,943	21.5%
% of Total Gross Profit	3.3%	3.8%		4.0%	4.6%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-parties that provide call center, website content translations and other services; (3) provisions for bad debt, primarily related to agency hotel commission receivables; and (4) provisions for credit card chargebacks. For the three and nine months ended September 30, 2013, sales and marketing expenses, which are substantially variable in nature, increased over the same periods in 2012, primarily due to increased gross booking volumes as well as expenses related to increased content translations and the inclusion of KAYAK since its acquisition on May 21, 2013. Sales and marketing expenses as a percentage of gross profit are typically higher for our merchant business which incurs credit card processing fees. Our merchant business grew more slowly than our agency business, and as a result, sales and marketing expenses as a percentage of total gross profit for the three and nine months ended September 30, 2013, declined compared to the same period in 2012. In addition, our Agoda.com business achieved a year-over-year decline in its sales and marketing expense per transaction.

Personnel

	Three Months Ended September 30,			Nine Months Ended September 30,
	$000			$000
	2013	2012	Change	2013	2012	Change
Personnel	$186,443	$135,210	37.9%	$486,658	$343,916	41.5%
% of Total Gross Profit	9.4%	9.7%		11.1%	10.9%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes and employee health benefits. For the three and nine months ended September 30, 2013, personnel expenses increased over the same periods in 2012, due primarily to increased headcount to support the growth of our businesses and the inclusion of KAYAK since its acquisition on May 21, 2013. Stock-based compensation expense was approximately $34.6 million and $91.0 million for the three and nine months ended September 30, 2013, respectively, compared to $17.6 million and $51.7 million for the three and nine months ended September 30, 2012, respectively. Stock-based compensation expense of $11.0 million and $12.0 million for KAYAK unvested assumed employee stock options and payroll taxes of $2.7 million and $0.5 million for KAYAK stock option exercises were recorded in the second and third quarters of 2013, respectively.

In July 2012, the Dutch Government enacted certain amendments to Dutch tax law including, among other things, a one-time irrevocable levy on an employer equal to 16% of an employee's 2012 earnings in excess of 150,000 Euros. The levy was remitted to the tax authorities in 2013. This levy resulted in additional payroll taxes recorded in personnel expense of approximately $13 million (approximately $11 million after income tax) in the three months ended September 30, 2012. The Dutch Government is currently considering adopting a similar levy for 2013, and we expect that such a levy will be approved during the fourth quarter 2013. If adopted, we estimate that our additional payroll taxes recorded in personnel expense with respect to the levy would be approximately $12 million (before income tax).

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	$000			$000
	2013	2012	Change	2013	2012	Change
General and Administrative	$63,113	$42,287	49.2%	$178,195	$122,768	45.1%
% of Total Gross Profit	3.2%	3.0%		4.1%	3.9%

General and administrative expenses consist primarily of: (1) personnel related expenses such as recruiting, training and travel expenses; (2) occupancy expenses; and (3) fees for outside professionals, including litigation expenses. General and administrative expenses increased during the three and nine months ended September 30, 2013 over the same periods in 2012, primarily due to higher recruiting, training and travel expenses related to increased headcount in all our businesses, higher occupancy and office expenses related to the expansion of our international businesses, and the inclusion of KAYAK since its acquisition on May 21, 2013. General and administrative expenses for nine months ended September 30, 2013 included approximately $8.6 million of professional fees related to the acquisition of KAYAK. General and administrative expenses for the nine months ended September 30, 2012 included a charge of approximately $3 million related to certain leased space that was vacated in connection with the relocation of Booking.com's headquarters to a new location in Amsterdam.

Information Technology

	Three Months Ended September 30,			Nine Months Ended September 30,
	$000			$000
	2013	2012	Change	2013	2012	Change
Information Technology	$18,536	$10,799	71.6%	$48,717	$31,974	52.4%
% of Total Gross Profit	0.9%	0.8%		1.1%	1.0%

Information technology expenses consist primarily of: (1) outsourced data center costs; (2) system maintenance and software license fees; (3) data communications and other expenses associated with operating our services; and (4) payments to outside consultants. For the three and nine months ended September 30, 2013, the increase in information technology expenses compared to the same periods in 2012 was due primarily to growth in our worldwide operations and the inclusion of KAYAK since its acquisition on May 21, 2013.

Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	$000			$000
	2013	2012	Change	2013	2012	Change
Depreciation and Amortization	$35,747	$16,007	123.3%	$80,854	$47,513	70.2%
% of Total Gross Profit	1.8%	1.1%		1.8%	1.5%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation on computer equipment; (3) depreciation of internally developed and purchased software; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures. For the three and nine months ended September 30, 2013, depreciation and amortization expense increased from the same periods in 2012 related to the KAYAK acquisition for $14.5 million and $21.0 million, respectively, due principally to intangible amortization, and increased depreciation expense due to capital expenditures for additional data center capacity and office build outs to support growth and geographic expansion, principally related to our Booking.com brand.

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	$000			$000
	2013	2012	Change	2013	2012	Change
Interest Income	$867	$905	(4.2)%	$2,882	$3,004	(4.1)%
Interest Expense	(24,135)	(17,067)	41.4%	(61,097)	(45,208)	35.1%
Foreign Currency Transactions and Other	(3,278)	(8,256)	(60.3)%	(7,002)	(7,427)	(5.7)%
Total	$(26,546)	$(24,418)	8.7%	$(65,217)	$(49,631)	31.4%

For the three and nine months ended September 30, 2013, interest income on cash and marketable securities decreased over the same periods in 2012, primarily due to lower yields partially offset by an increase in the average balance invested. Interest expense increased for the three and nine months ended September 30, 2013 as compared to the same periods in 2012, primarily due to an increase in the average outstanding debt resulting from the May 2013 issuance of $1.0 billion aggregate principal amount of convertible senior notes and the March 2012 issuance of $1.0 billion aggregate principal amount of convertible senior notes.

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operating results into U.S. Dollars upon consolidation resulted in foreign exchange losses of $1.1 million and foreign exchange gains of $1.0 million for the three and nine months ended September 30, 2013, respectively, compared with foreign exchange losses of $5.3 million and foreign exchange gains of $0.5 million for the three and nine months ended September 30, 2012, respectively, and are recorded in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations.

Foreign exchange transaction losses, including costs related to foreign exchange transactions, resulted in losses of $2.1 million and $7.9 million for the three and nine months ended September 30, 2013, respectively, compared to foreign exchange transaction losses of $2.9 million and $8.0 million for the three and nine months ended September 30, 2012, respectively, and are recorded in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	$000			$000
	2013	2012	Change	2013	2012	Change
Income Tax Expense	$187,362	$131,201	42.8%	$331,629	$271,405	22.2%

Our effective tax rates for the three and nine months ended September 30, 2013 were 18.4% and 18.0%, respectively, as compared to 17.9% and 19.3% in the three and nine months ended September 30, 2012, respectively. Our effective tax rate differs from the expected tax provision at the U.S. statutory tax rate of 35%, principally due to lower tax rates outside the United States, partially offset by state income taxes and certain non-deductible expenses. Our effective tax rates were higher for the three months ended September 30, 2013, compared to the same period in 2012, due to the acquisition of KAYAK (which is principally taxed at the higher U.S. tax rates) and lower for the nine months ended September 30, 2013, compared to the same period in 2012, due to growth in our international businesses.

According to Dutch corporate income tax law, income generated from qualifying "innovative" activities is taxed at a rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%.  Booking.com obtained a ruling from the Dutch tax authorities in February 2011 confirming that a portion of its earnings is eligible for Innovation Box Tax treatment. The ruling from the Dutch tax authorities is valid through December 31, 2017.

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

Redeemable Noncontrolling Interests

	Three Months Ended September 30,			Nine Months Ended September 30,
	$000			$000
	2013	2012	Change	2013	2012	Change
Net income attributable to noncontrolling interests	$—	$3,387	(100.0)%	$135	$3,539	(96.2)%

Net income attributable to noncontrolling interest is lower for the three and nine months ended September 30, 2013, compared to the same periods in 2012, mainly due to a reduction in redeemable noncontrolling interests. We purchased the remaining outstanding shares underlying the redeemable noncontrolling interests in April 2013.

Liquidity and Capital Resources

As of September 30, 2013, we had $6.6 billion in cash, cash equivalents and short-term investments. Approximately $4.4 billion of our cash, cash equivalents and short-term investments are held by our international subsidiaries and are denominated primarily in Euros and, to a lesser extent, in British Pounds Sterling and other currencies. We currently intend to permanently reinvest this cash in our international operations. We could not repatriate this cash to the United States without utilizing our net operating loss carryforwards and potentially incurring additional tax payments in the United States. Cash equivalents and short-term investments are primarily comprised of foreign and U.S. government securities and bank deposits.

In May 2013, we issued in a private placement $1.0 billion aggregate principal amount of convertible senior notes due 2020, with an interest rate of 0.35%. Interest on the notes is payable in June and December of each year. As discussed below, we have used approximately $804.7 million of the net proceeds to repurchase outstanding common stock. We intend to use the remaining net proceeds to repurchase shares of our common stock in the open market or in privately negotiated transactions from time to time, as well as for general corporate purposes, which may include repaying outstanding debt and corporate acquisitions. See Note 8 to the Unaudited Consolidated Financial Statements for further details on these notes.

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

The revolving credit facility provides for the issuance of up to $100.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of September 30, 2013, there were no borrowings under the facility, and approximately $1.9 million of letters of credit were issued under the facility.

In the second quarter of 2013, the Company purchased 431,910 shares of its common stock for a total value of $345.5 million, which includes the purchase of 182,538 shares made concurrent with the issuance of the convertible notes in May 2013 in privately negotiated, off-market transactions. In the third quarter of 2013, the Company purchased 484,361 shares for a total value of $459.2 million. As of September 30, 2013, we have a remaining aggregate amount of $654.5 million authorized by our

Board of Directors to purchase our common stock. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital, and other factors.

In April 2013, we purchased the remaining outstanding shares underlying redeemable noncontrolling interests in TravelJigsaw Holdings Limited for an aggregate purchase price of approximately $192.5 million. See Note 11 to the Unaudited Consolidated Financial Statements for further details.

Our merchant transactions are structured such that we collect cash up front from our customers and then we pay most of our suppliers at a subsequent date. We therefore tend to experience significant swings in deferred merchant bookings and supplier payables seasonally and depending on the absolute level of our merchant transactions during the last few weeks of every quarter.

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
    As of October 25, 2013, the Company had received early conversion notices for an aggregate principal amount of approximately $390 million associated with the 1.25% Convertible Senior Notes due March 2015. During the three months ended December 31, 2013, the Company will deliver cash of approximately $390 million to satisfy the aggregate principal amount and will issue shares of its common stock in satisfaction of the conversion value in excess of the principal amount for the convertible debt that was converted prior to maturity.
Net cash provided by operating activities for the nine months ended September 30, 2013, was $1.7 billion, resulting from net income of $1.5 billion and a favorable impact of $242.4 million for non-cash items not affecting cash flows, partially offset by net unfavorable changes in working capital of $11.5 million. For the nine months ended September 30, 2013, accounts receivable increased $284.0 million and accounts payable, accrued expenses and other current liabilities increased by $280.9 million. The increase in these working capital balances was primarily related to seasonality and increases in business volume. Our bookings and revenues are generally higher in the third quarter of the year than in the fourth quarter of the year which typically results in higher accounts receivable, deferred merchant bookings, accounts payable and accrued expenses at September 30, 2013 compared to December 31, 2012. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount of our convertible notes, and deferred income taxes.

Net cash provided by operating activities for the nine months ended September 30, 2012, was $1.3 billion, resulting from net income of $1.1 billion and a favorable impact of $159.9 million for non-cash items not affecting cash flows, partially offset by net unfavorable changes in working capital of $5.4 million. For the nine months ended September 30, 2012, prepaid and other current assets increased by $97.1 million, principally related to prepaid deposits to settle payments to hotels. For the nine months ended September 30, 2012, accounts receivable increased $232.7 million and accounts payable, accrued expenses and other current liabilities increased by $318.1 million. The increase in these working capital balances was primarily related to seasonality and increases in business volume. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount of our convertible notes, and deferred income taxes.

Net cash used in investing activities was $2.2 billion for the nine months ended September 30, 2013. Investing activities for the nine months ended September 30, 2013 were affected by net purchases of investments of $1.8 billion, $331.6 million for acquisitions, net of cash acquired, and net payments of $52.8 million for the settlement of foreign currency contracts, and a change in restricted cash of $1.5 million. Net cash used in investing activities was $1.7 billion for the nine months ended September 30, 2012. Investing activities for the nine months ended September 30, 2012 were affected by net purchases of investments of $1.7 billion, payments of $13.9 million for acquisitions, and a change in restricted cash of $3.5 million, partially offset by cash proceeds of $76.6 million for the settlement of foreign currency contracts. Cash invested in purchase of property and equipment was $57.0 million and $39.0 million in the nine months ended September 30, 2013 and 2012, respectively.

Net cash provided by financing activities was $2.0 million for the nine months ended September 30, 2013. The cash provided by financing activities for the nine months ended September 30, 2013 primarily consisted of proceeds from the issuance of convertible senior notes with an aggregate principal amount of $1.0 billion less $20.0 million of initial debt discount, proceeds from the exercise of employee stock options of $86.3 million, and excess tax benefits from stock-based compensation of $13.3 million, which was almost entirely offset by, among other things, treasury stock purchases of $883.0 million, $192.5 million spent to purchase the remaining shares underlying noncontrolling interests, and payments of $1.2 million for stock issuances costs. Net cash provided by financing activities was approximately $678.2 million for the nine months ended September 30, 2012. The cash provided by financing activities for the nine months ended September 30, 2012 was primarily related to proceeds from the issuance of convertible senior notes with an aggregate principal amount of $1.0 billion, $2.7 million of proceeds from the exercise of employee stock options, and $12.9 million of excess tax benefits from stock-based compensation, partially offset by treasury stock purchases of $255.4 million, $61.1 million spent to purchase a portion of the shares underlying noncontrolling interests in rentalcars.com, and $20.9 million of debt issuance costs.

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

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, we have established an accrual for the potential resolution of issues related to travel transaction taxes in the amount of approximately $60 million at September 30, 2013 and approximately $56 million at December 31, 2012 (which includes, among other things, amounts related to the litigation in the State of Hawaii, District of Columbia, San Antonio and Chicago). The accrual is based on our estimate of the probable cost of resolving these issues. Our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made. We believe that even if we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash, it would not have a material impact on our liquidity.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We did not experience any material changes in interest rate exposures during the three months ended September 30, 2013. Based upon economic conditions and leading market indicators at September 30, 2013, we do not foresee a significant adverse change in interest rates in the near future.

Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available for sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis points (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of September 30, 2013 of approximately $18 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of September 30, 2013, the outstanding aggregate principal amount of our debt was $2.6 billion. We estimate that the market value of such debt was approximately $4.3 billion as of September 30, 2013. A substantial portion of the market value of our debt in excess of the outstanding principal amount is related to the conversion premium on our outstanding convertible bonds.

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

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. These derivative contracts principally address foreign exchange fluctuation risk for the Euro and the British Pound Sterling versus the U.S. Dollar. As of September 30, 2013 and December 31, 2012, there were no such outstanding derivative contracts. Foreign exchange losses of $1.1 million and foreign exchange gains of $1.0 million for the three and nine months ended September 30, 2013, respectively, compared to foreign exchange losses of $5.3 million and foreign exchange gains of $0.5 million for the three and nine months ended September 30, 2012, respectively, were recorded in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations.

As of September 30, 2013 and December 31, 2012, we had outstanding forward currency contracts with a notional value of 2.4 billion Euros and 1.5 billion Euros, respectively, that are designated as hedges of our net investment in a foreign subsidiary for accounting purposes. These contracts are all short-term in nature. Mark-to-market adjustments on these net investment hedges are recorded as currency translation adjustments. The fair value of these derivatives at September 30, 2013 was a net liability of $79.3 million, with $0.1 million recorded in "Prepaid expenses and other current assets" and $79.4 million recorded in "Accrued expenses and other current liabilities" on the Unaudited Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2012 was a liability of $62.4 million, with $62.6 million recorded in "Accrued expenses and other current liabilities" and $0.2 million recorded in "Prepaid expenses and other current assets" on the Unaudited Consolidated Balance Sheet. A hypothetical 10% strengthening of the foreign exchange rates relative to the U.S. Dollar, with all other variables held constant, would have resulted in a derivative liability of approximately $390 million as of September 30, 2013. See Note 5 to the Unaudited Consolidated Financial Statements for further detail on our derivative instruments.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of material legal proceedings to which we are a party, and updates thereto, is contained in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2013, and is incorporated into this Item 1 by reference thereto.

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

Our financial prospects are significantly dependent upon the sale of travel services, particularly leisure travel. Travel, including hotel and other accommodation (generally referred to collectively as "hotel"), rental car and airline ticket reservations, is dependent on discretionary spending levels. As a result, sales of travel services tend to decline during general economic downturns and recessions when consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns or effects that reduce their ability or willingness to travel. Accordingly, the recent worldwide recession led to a weakening in the fundamental demand for our travel reservation services and an increase in the number of consumers who canceled existing travel reservations with us. Further, many governments around the world, including the U.S. government and certain European governments, are operating at large financial deficits. Disruptions in the economies of such countries could cause, contribute to or be indicative of deteriorating macro-economic conditions. Failure to reach political consensus regarding workable solutions to these issues has resulted in a high level of uncertainty regarding the future economic outlook. This uncertainty, as well as concern over governmental austerity measures including higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates and weaker trends in hotel average daily rates ("ADRs") across many regions of the world, particularly in those European countries that appear to be most affected by economic uncertainties. We believe that these business trends are likely impacted by weak economic conditions and sovereign debt concerns. The uncertainty of macro-economic factors and their impact on consumer behavior across regions, which may differ, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.
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
Certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding hotels and accommodations as participants in our reservation services. Many of the newer accommodations we add to our travel reservation services, especially in highly penetrated markets, may have fewer rooms, may have lower ADRs, may have higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts), and therefore may also negatively impact our margins.
We believe that the increase in the number of hotel and other accommodation providers that participate on our websites, and the corresponding access to hotel and accommodation room nights, has been a key driver of the growth of our international hotel reservation business. The growth in our hotel and accommodation bookings typically makes us an attractive source of consumer demand for our hotel and other accommodation providers. However, hotel and accommodation providers may wish to limit the amount of business that flows through a single distribution channel. As a result, we may experience constraints on the number of hotel and accommodation room nights available to us, which could negatively impact our growth rate and results of operations.
The number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 9,400 as of September 30, 2013, which growth is mostly comprised of hires by our international operations, including as a result of our international acquisitions. As a result of such rapid expansion, the average tenure of our employees has become shorter. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage this growth and our future operations, especially as we employ personnel in multiple geographic locations around the world. We are subject to risks typical of international businesses, including differing economic conditions, differing customs, languages and customer expectations, changes in political climate, differing tax structures and other regulations and restrictions, including labor laws and customs, and foreign exchange rate volatility.
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

We currently, or potentially will, compete with a variety of companies, including:

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

TripAdvisor, the world's leading travel research and review website and the world's largest online travel service with over 230 million unique monthly visitors across its sites, Google, the world's largest search engine, and other large, established companies with substantial resources and expertise in developing online commerce and facilitating Internet traffic have launched "meta-search" services and may create additional inroads into online travel, both in the United States and internationally. Meta-search services (like those offered by KAYAK, which we acquired in May 2013) leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., hotels and other accommodations, rental car companies or airlines), OTA and other travel websites and, in many instances, compete directly with us for consumers. Meta-search services intend to appeal to consumers by showing more detailed travel search results than may be available through OTAs or other travel websites, which could lead to travel service providers or others gaining a larger share of search traffic. TripAdvisor recently transitioned some of its offerings to meta-search functionality. TripAdvisor has begun supporting its new meta-search service with offline advertising, while trivago, a leading meta-search service in Europe, recently expanded its offline advertising campaign into the United States. Google launched "Hotel Finder", a meta-search service that Google has at times placed at or near the top of hotel-related search results.

As consumers attempt to be more efficient in their shopping behavior, they may favor travel services offered by meta-search sites or search companies over OTAs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites and increase our advertising and other customer acquisition costs. To the extent any such consumer behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in profits from our KAYAK meta-search business to offset any related decrease in profits experienced by our OTA brands. Further, meta-search services may evolve into more traditional OTAs by offering consumers the ability to make travel reservations directly through their websites. For example, TripAdvisor sells hotel reservations on its transaction sites Tingo and Jetsetter and intends to allow consumers to make a reservation while staying on TripAdvisor. To the extent consumers book travel services through a meta-search site or directly with a travel service provider after visiting a meta-search site or meta-search utility on a traditional search engine without using an OTA like us, or if meta-search services limit our participation within their search results, we may need to increase our advertising or other customer acquisition costs to maintain or grow our bookings, any of which could have an adverse effect on our business and results of operations.

In August 2013, Expedia and Travelocity announced that they had entered into an exclusive, long-term strategic marketing agreement, whereby Expedia will power the technology platforms for Travelocity's existing websites in the United States and Canada, while providing Travelocity access to Expedia's supply and customer services. To the extent this arrangement enhances Expedia's and/or Travelocity's ability to compete with us in the affected markets, our market share and results of operations could be adversely affected.

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

Several major hotel companies, comprising Choice Hotels International, Hilton Worldwide, Hyatt, InterContinental Hotels Group, Wyndham Hotel Group, Marriott, La Quinta and Millennium, launched Room Key, an online hotel reservation service that competes directly with our hotel reservation services. The hotel companies that own Room Key have a stated goal of driving consumers directly to their brand websites, thus reducing the bookings done through OTAs. They may also attempt to improve their competitive position by offering lower room rates, better room availability or additional features or amenities through Room Key than are available through services like ours. If Room Key is successful, our share of the online hotel reservation market could be negatively affected and our business could suffer.

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

Competition in U.S. online travel remains intense and online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantages. In particular, the competition to provide "opaque" hotel reservation services to consumers, an area in which our priceline.com U.S. business has been a leader, has become more intense. For example, Expedia makes opaque hotel room reservations available on its principal website under the name "Expedia Unpublished Rates" and has supported this initiative with steeper discounts through lower margins. As with our opaque Name Your Own Price® hotel booking service, the name of the hotel is not disclosed until after booking. We believe these offerings, in particular "Expedia Unpublished Rates", have adversely impacted the market share and year-over-year growth rate of our Name Your Own Price® opaque hotel service, which began to experience a decline in room night reservations in the third quarter of 2011. These and other competitors could also launch opaque rental car services, which could negatively impact our opaque Name Your Own Price® rental car service. If Expedia or others are successful in growing their opaque and semi-opaque hotel reservation services, we may have less consumer demand for our opaque and semi-opaque hotel reservation services over time, and we would face more competition for access to the limited supply of discounted hotel room rates. In an effort to compete more effectively against these new offerings, in 2012 we launched Express DealsSM, a semi-opaque price-disclosed hotel reservation service. While Express DealsSM has been a significant contributor to the recently improved performance of our opaque hotel reservation service, the offering may not ultimately be successful at recovering or growing U.S. hotel reservation service market share. As a result of this increased competition, our share of the discount hotel reservation market in the United States could further decrease, which would harm our business and results of operations.
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
We believe that maintaining and expanding the Booking.com, priceline.com, Agoda.com, KAYAK and rentalcars.com brands, along with our other owned brands, are important aspects of our efforts to attract and retain customers. Effective online advertising has been an important factor in our growth, and we believe it will continue to be important to our future success. As our competitors spend increasingly more on advertising, we are required to spend more in order to maintain our brand recognition and, in the case of online advertising, to maintain and grow traffic to our websites. In addition, we have invested considerable money and resources in the establishment and maintenance of the Booking.com, priceline.com, Agoda.com, KAYAK and rentalcars.com brands, and we will continue to invest resources in advertising, marketing and other brand building efforts to preserve and enhance consumer awareness of our brands. We may not be able to successfully maintain or enhance consumer awareness and acceptance of these brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness and acceptance of our brands in a cost-effective manner, our business, market share and results of operations would be materially adversely affected.
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
Apple, one of the most innovative and successful companies in the world and producer of, among other things, the iPhone and iPad, obtained a patent for "iTravel," a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple's iPhone operating system includes "Passbook," a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and, along with iTravel, may be indicative of Apple's intent to enter the travel reservations business in some capacity. Apple has substantial market share in the smart phone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps and has access to greater resources than we have. Apple may use or expand iTravel, Passbook, Siri (Apple's voice recognition "concierge" service) or another mobile app as a means of entering the travel reservations marketplace. Similarly, Google's Android operating system is the leading smart phone operating system in the world. As a result, Google could leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. To the extent Apple or Google use their mobile operating systems or app distribution channels to favor their own travel service offerings, our business could be harmed.
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
The security of data when engaging in electronic commerce is essential to maintaining consumer and travel service provider confidence in our services. Any security breach whether instigated internally or externally on our system or other Internet based systems could significantly harm our reputation and therefore our business, brand, market share and results of operations. We currently require consumers who use certain of our services to guarantee their offers with their credit card, either online or, in some instances, through our toll-free telephone service. It is possible that computer circumvention capabilities, new discoveries or advances or other developments, including our own acts or omissions, could result in a compromise or breach of consumer transaction data.
Our existing security measures may not be successful in preventing security breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal consumer information or transaction data or other proprietary information. In 2012, several major companies, including Zappos, Apple, AOL, LinkedIn, Google, and Yahoo! experienced high-profile security breaches that exposed their customers' personal information. We expend significant resources to protect against security breaches, and we may need to increase our security related expenditures to maintain or increase our systems' security or to address problems caused and liabilities incurred by breaches. These issues are likely to become more difficult to manage as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced. Security breaches could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. Security breaches could also cause consumers to lose confidence in our security and choose to use the services of our competitors, which would have a negative effect on the value of our brand, our market share and our results of operations. Our insurance policies carry low coverage limits, and would likely not be adequate to reimburse us for losses caused by security breaches.
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
In our processing of travel transactions, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, including the Commission of the European Union through its Data Protection Directive and variations of that directive in the member states of the European Union. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
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
We will be subject to increased income taxes in the event that our cash balances held outside the United States are remitted to the United States. As of September 30, 2013, we held approximately $4.4 billion of cash, cash equivalents and short-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our non-U.S. operations. If our cash balances outside the United States continue to grow and our ability to reinvest those balances outside the United States diminishes, it will become increasingly likely that we will repatriate some of these cash balances to the United States. In such event, we would likely be subject to additional income tax expense in the United States with respect to our unremitted non-U.S. earnings. We would not make additional income tax payments unless we were to actually repatriate our international cash balances to the United States. We would only pay federal alternative minimum tax and certain state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. Additionally, if we were to repatriate cash held outside the United States to the United States, it would use a portion of our U.S.

net operating loss carryforwards which could result in us being subject to a cash income tax liability on the earnings of our U.S. business sooner than would otherwise have been the case.
U.S. President Barack Obama's Administration has proposed significant changes to U.S. international tax laws that include a minimum tax on foreign earnings, limiting U.S. deductions for interest expense related to un-repatriated non-U.S.-source income and putting in place certain tax disincentives for offshoring jobs or business segments. We cannot determine whether all of these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to being enacted into law. If U.S. tax laws change in a manner that increases our tax obligations, our results of operations could be adversely impacted.
Additionally, the Organisation for Economic Co-Operation and Development ("OECD") issued an action plan in July 2013 calling for a coordinated multi-jurisdictional approach to “base erosion and profit shifting” by multinational companies. The action plan expressed the OECD's view that international tax standards have not kept pace with changes in global business practices and concluded that changes are needed to international tax laws to address situations where multinationals may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions where the activities creating those profits may take place. The action plan identified 15 actions the OECD determined are needed to address “base erosion and profit shifting” and generally set target dates for completion of each of the items between 2014 and 2015. Any changes to international tax laws, including new definitions of permanent establishment, could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Due to the large and expanding scale of our international business activities, any changes in U.S. or international taxation of our activities may increase our worldwide effective tax rate and could adversely affect our financial position and results of operations.

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
For example, in July 2012, the Dutch Government enacted certain amendments to Dutch tax law including, among other things, a one-time irrevocable levy on an employer equal to 16% of an employee's 2012 earnings in excess of 150,000 Euros. This levy resulted in additional payroll taxes of approximately $13 million (approximately $11 million after income tax) in the three months ended September 30, 2012. The Dutch Government is currently considering adopting a similar levy for 2013, and we expect that such a levy will be approved during the fourth quarter 2013. If adopted, we estimate that our additional payroll taxes with respect to the levy would be approximately $12 million (before income tax).
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
Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings. For example, in September 2012, the Superior Court in the District of Columbia granted a summary judgment in favor of the city and against online travel companies. As a result, we are required to remit sales tax on our margin and we increased our accrual for travel transaction taxes (including estimated interest) by approximately $4.8 million in September 2012 and by approximately $5.6 million in the three months ended March 31, 2013. Similarly, in January 2013, the Tax Appeal Court for the State of Hawaii held that online travel companies, including us, are liable for the State's general excise tax on the full amount the online travel company collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel. We recorded an accrual for travel transaction taxes (including estimated interest and penalties) of approximately $16.5 million in December 2012 and approximately $18.7 million in the three months ended March 31, 2013, primarily related to this ruling. During the nine months ended September 30, 2013, the Company paid approximately $20.1 million under protest to the State of Hawaii related to this ruling. The Company has filed an appeal with the Tax Appeal Court and intends to vigorously appeal this ruling. These decisions and any similar decisions in other jurisdictions could have a material adverse effect on our business, margins and results of operations. An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries. In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs. There have been, and will continue to be, substantial ongoing costs, which may include "pay first" payments, associated with defending our position in pending and any future cases or proceedings. An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on our business and results of operations and could be material to our results of operations or cash flows in any given operating period.
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
The market price of our common stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	operating results that vary from the expectations of securities analysts and investors;

•	quarterly variations in our operating results;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	worldwide economic conditions in general and in Europe in particular;

•	fluctuations in currency exchange rates, particularly between the U.S. Dollar and the Euro;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in our capital structure;

•	changes in market valuations of other Internet or online service companies;

•	announcements by us or our competitors of price reductions, promotions, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major travel service provider participant, such as a hotel chain, rental car company or airline, from our services;

•	changes in the status of our intellectual property rights;

•	lack of success in the expansion of our business model geographically;

•	announcements by third parties of significant claims or initiation of litigation proceedings against us or adverse developments in pending proceedings;

•	occurrences of a significant security breach;

•	additions or departures of key personnel; and

•	trading volume fluctuations.

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
We rely on providers of hotel rooms and other accommodations, rental cars and airline tickets to make their services available to consumers through us. Our arrangements with travel service providers generally do not require them to make available any specific quantity of hotel room or accommodation reservations, rental cars or airline tickets, or to make hotel room or accommodation reservations, rental cars or airline tickets available in any geographic area, for any particular route or at any particular price. During the course of our business, we are in continuous dialog with our major travel service providers about the nature and extent of their participation in our system. A significant reduction on the part of any of our major travel service providers or providers that are particularly popular with customers of their participation in our system for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, market share and results of operations. To the extent any of those major or popular travel service providers ceased to participate in our system in favor of one of our competitors' systems or decided to require consumers to purchase services directly from them, our business, market share and results of operations could be harmed.
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
Our existing security measures may not be successful in preventing attacks on our systems, and any such attack could cause significant interruptions in our operations. For instance, from time to time, we have experienced "denial-of-service" type attacks on our systems that have made portions of our websites slow or unavailable for periods of time. We expend significant resources in an attempt to prepare for and mitigate the effects of any such attacks. Reductions in website availability and response time could cause loss of substantial business volumes during the occurrence of any such attack on our systems, and measures we may take to divert suspect traffic in the event of such an attack could result in the diversion of bona fide customers. These issues are likely to become more difficult to manage as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced. Successful attacks could result in negative publicity, damage our reputation and prevent consumers from booking travel services through us during the attack, any of which could cause consumers to use the services of our competitors, which would have a negative effect on the value of our brand, our market share and our results of operations.
We rely on certain third party computer systems and third party service providers, including GDSs and computerized central reservation systems of the hotel, rental car and airline industries in connection with providing some of our services. Any interruption in these third party services systems or deterioration in their performance could prevent us from booking related hotel room, rental car and airline reservations and have a material adverse effect on our business, brands and results of operations. Our agreements with some third party service providers are terminable upon short notice and often do not provide recourse for service interruptions. In the event our arrangement with any such third party is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms and, as a result, it could have a material adverse effect on our business and results of operations.
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
We do not have a completely formalized or comprehensive disaster recovery plan in every geographic region in which we conduct business. In the event of certain system failures, we may not be able to switch to back-up systems immediately and the time to full recovery could be prolonged. Like many online businesses, we have experienced system failures from time to time. In addition to placing increased burdens on our engineering staff, these outages create a significant amount of consumer questions and complaints that need to be addressed by our customer support personnel. Any unscheduled interruption in our service could result in an immediate loss of revenues that can be substantial, increase customer service cost, harm our reputation and cause some consumers to switch to our competitors. If we experience frequent or persistent system failures, our reputation and brand could be permanently and significantly harmed. We have taken and continue to take steps to increase the reliability and redundancy of our systems. These steps are expensive, may reduce our margins and may not be successful in reducing the frequency or duration of unscheduled downtime.
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
In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure to those new technologies, which could adversely affect our results of operations or financial condition. For example, KAYAK generates revenues, in part, by allowing consumers to compare search results that appear in additional "pop-under" windows. Recent changes in browser functionality may either block or otherwise limit the use of "pop-under" windows, which could have a negative impact on our revenues. Any failure to implement or adapt to new technologies in a timely manner or at all could adversely affect our ability to compete, increase our customer acquisition costs or otherwise adversely affect our business, and therefore adversely affect our brand, market share and results of operations.
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

Our business has grown substantially over the last several years and continues to expand into new geographic locations. In addition, we have made efforts and expect to make further efforts to integrate access to travel services across our various brands. These changes add complexity to legal and tax compliance, and our increased size and operating history may increase the likelihood that we will be subject to audits by taxing authorities in various jurisdictions.
In July 2012, the Office of Fair Trading (the "OFT"), the competition authority in the United Kingdom, issued a "Statement of Objections" ("SO") to Booking.com, which sets out the OFT's preliminary views on why it believes Booking.com and others in the online hotel reservation sector have allegedly breached E.U. and U.K. competition law. The SO alleges, among other things, that there are agreements or concerted practices between hotels and Booking.com and at least one other online travel company that restrict Booking.com's (and the other online travel company's) ability to discount hotel room reservations, which the OFT alleges is a form of resale price maintenance. We dispute the allegations against Booking.com in the SO and intend to contest them vigorously. Booking.com runs an agency model hotel and accommodation reservation platform in which hotels and accommodations have complete discretion and control over setting the prices that appear on the Booking.com website. Booking.com is a facilitator of hotel and accommodation room reservations; it does not take possession of or title to hotel and accommodation rooms and is not a reseller of hotel and accommodation rooms. Because Booking.com plays no role in price setting, does not control pricing and does not resell hotel and accommodation rooms, it does not believe that it engages in the conduct alleged in the SO. On August 9, 2013, the OFT announced its intention to accept commitments offered by Booking.com, as well as Expedia and Intercontinental Hotel Group, to close the investigation. The OFT sought feedback on the proposed commitments from the public. The public comment period expired on September 13, 2013. The OFT is now considering the public comments and input from the European Commission before making its final decision whether to accept the commitments. If the proposed commitments are accepted by the OFT, the investigation will be closed with no finding of infringement or admission of wrongdoing and no imposition of a fine. The proposed commitments provide, among other things, that hotels will continue to be able to set retail prices for hotel room reservations on all online travel company websites, such as Booking.com. Online travel companies, such as Booking.com, will have the flexibility to discount a hotel's retail price, but only to members of closed user groups, a concept that is defined in the proposed commitments, who have previously made a booking with the online travel company. If the commitments are not accepted by the OFT, we will have the right to respond to the allegations in the SO in writing and orally. If the OFT chooses to maintain its objections after hearing Booking.com's responses, the OFT will issue a "Decision" which will state its case against Booking.com and others under investigation. We will have the opportunity to challenge an adverse Decision in the U.K. courts. In connection with a Decision, the OFT may impose a fine against Booking.com. We estimate that a fine could range from $0 to approximately $50 million. A fine in this amount could adversely impact our cash flow and results of operations. In addition, the OFT may require changes to Booking.com's business practices, including changes to its approach to pricing and the use of "Most Favored Nation" clauses in contracts with hotels. We are unable at this time to predict the outcome of the proceedings before the OFT and, if necessary, before the U.K. courts, and the impact of changes to our business practices that may be required, if any, on our business, financial condition and results of operations.
In addition, we are aware that other European regulatory authorities have begun investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. We are unable at this time to predict the extent of such investigations or how our business may be affected. However, to the extent that regulatory authorities require changes to our business practices or to those currently common to the industry, our business, competitive position and results of operations could be adversely affected. Further, negative publicity regarding any such investigations could adversely affect our brand and therefore our market share and results of operations.

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
We regard our intellectual property as critical to our success, and we rely on domain name, trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees, travel service providers, partners and others to protect our proprietary rights. We have filed various applications for protection of certain aspects of our intellectual property in both the United States and other jurisdictions, and we currently hold a number of issued patents in multiple jurisdictions. Further, in the future we may acquire additional patents or patent portfolios, which could require significant cash expenditures. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties, and these licensees may take actions that diminish the value of our proprietary rights or harm our reputation. In addition, effective intellectual property protection may not be available in every country in which our services are made available online. We may be required to expend significant time and resources to prevent infringement or to enforce our intellectual property rights.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 – July 31, 2013					$44,865,918	(1)
					$20,447,500	(2)
					$393,920,089	(3)
					$654,533,249	(4)

August 1, 2013 – August 31, 2013	497	(5)	$965.28
	47,759		$939.42	47,759	$—	(1)
	21,705		$942.05	21,705	$—	(2)
	255,870		$942.69	255,870	$152,713,243	(3)
					$654,533,249	(4)

September 1, 2013 – September 30, 2013	11	(5)	$938.53
					$—	(1)
					$—	(2)
	159,027		$960.30	159,027	$382	(3)
					$654,533,249	(4)
Total	484,869			484,361	$654,533,631

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICELINE.COM INCORPORATED
(Registrant)

Date:	November 7, 2013	By:	/s/ Daniel J. Finnegan
Name: Daniel J. Finnegan Title: Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification of Jeffery H. Boyd, the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jeffery H. Boyd, the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2013 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.