Form 10-K
period 2013-12-31
PRICELINE COM INC
filed 2014-02-20
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 _____________________________________________________________________________________________

For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of priceline.com Incorporated as of June 30, 2013 was approximately $42.3 billion based upon the closing price reported for such date on the NASDAQ Global Select Market.  For purposes of this disclosure, shares of common stock held by executive officers and directors of priceline.com Incorporated on June 30, 2013 have been excluded because such persons may be deemed to be affiliates of priceline.com Incorporated.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of priceline.com Incorporated’s common stock was 52,142,345 as of February 13, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from priceline.com Incorporated's definitive proxy statement relating to the annual meeting of stockholders to be held on June 5, 2014, to be filed with the Securities and Exchange Commission within 120 days after the end of priceline.com Incorporated's fiscal year ended December 31, 2013.

priceline.com Incorporated Annual Report on Form 10-K for the Year Ended December 31, 2013 Index

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements.  These forward-looking statements reflect our views regarding current expectations and projections about future events and conditions and are based on currently available information. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, including the Risk Factors identified in Part I, Item 1A of this Annual Report; therefore, actual results could differ materially from those expressed, implied or forecast in any such forward-looking statements.

Expressions of future goals and expectations and similar expressions, including "may," "will," "should," "could," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," and "continue," reflecting something other than historical fact are intended to identify forward-looking statements. Our actual results could differ materially from those described in the forward-looking statements for various reasons including the risks we face, which are more fully described in Part I, Item 1A, "Risk Factors."  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents we file or furnish from time to time with the Securities and Exchange Commission (the "SEC" or the "Commission"), particularly our quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I

Item 1.  Business

Priceline.com Incorporated is a leading online travel company that connects consumers wishing to make travel reservations with providers of travel services around the world. We offer consumers accommodation reservations (including hotels, bed and breakfasts, hostels, apartments, vacation rentals and other properties) through our Booking.com, priceline.com and Agoda.com brands. In the United States, we also offer consumers reservations for rental cars, airline tickets, vacation packages and cruises through the priceline.com brand. We offer rental car reservations worldwide through rentalcars.com. We also allow consumers to easily compare airline ticket, hotel reservation and rental car reservation information from hundreds of travel websites at once through KAYAK's websites and mobile applications (or "apps"). We refer to our company and all of our subsidiaries and brands, including Booking.com, priceline.com, Agoda.com, KAYAK and rentalcars.com, collectively as "The Priceline Group," the "Company," "we," "our" or "us."

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include Booking.com, Agoda.com, KAYAK and rentalcars.com, which are independently managed and operated brands.  Our principal goal is to serve consumers with worldwide leadership in online travel services.  Our business is driven primarily by international results, which consist of the results of Booking.com, Agoda.com and rentalcars.com, as well as, to a lesser extent, the results of KAYAK's internationally based websites, in each case regardless of where the consumer is resident, from where the consumer makes a reservation or where the travel service is provided. During the year ended December 31, 2013, our international business (the substantial majority of which is generated by Booking.com) represented approximately 85% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 94% of our consolidated operating income. A significant majority of our gross profit is earned in connection with facilitating accommodation reservations. See Note 18 to the Consolidated Financial Statements for more geographic information.

International: Accommodation Reservation Services.  We offer accommodation reservation services through our international brands, which consist primarily of Booking.com, the world's largest online accommodation service with operations worldwide and headquarters in the Netherlands, and Agoda.com, an online accommodation reservation service with operations primarily in Asia.  As of February 18, 2014, Booking.com offered accommodation reservation services for more than 425,000 properties in over 190 countries and territories on its various websites and in 42 languages, which includes over 110,000 vacation rental properties. Vacation rentals consist of, among others, properties categorized as single-unit and multi-unit villas, holiday homes, apartments and chalets; vacation rentals are generally self-catered (i.e., include a kitchen), directly bookable properties.

International: Rental Car Reservation Services.  We offer a merchant rental car reservation service worldwide through rentalcars.com.  Rentalcars.com offers its car rental services throughout the world, with customer support provided in 40 languages.

United States.  Through our priceline.com U.S. business, we offer a reservation service for accommodations, rental cars, airline tickets, vacation packages and cruises. Our customers can make retail travel reservations on priceline.com, where they can select all aspects of the travel itinerary, including the travel service provider and price. Through our Name Your Own Price® service, we offer a proprietary pricing system that allows consumers to specify the price they are prepared to pay when submitting an offer for a particular travel service.  We then access databases in which participating travel service providers file secure discounted rates not generally available to the public, to determine whether we can fulfill the consumer's offer and decide whether we want to accept the offer at the price designated by the consumer.  This Name Your Own Price® service uses the flexibility of consumers to enable travel service providers to accept a lower price in order to sell their excess capacity without disrupting their existing distribution channels or retail pricing structures.  We describe our Name Your Own Price® travel services as "opaque" because certain elements of the service, including the price and the identity of the travel service provider, are not disclosed to the consumer prior to making a reservation. In 2012, priceline.com launched Express Deals®, a merchant semi-opaque accommodation reservation service, which allows consumers to see the price of the accommodation prior to making a reservation but not the identity of the travel service provider. We believe that the combination of our priceline.com U.S. business' retail and opaque models allows us to provide a broad array of options to value-conscious consumers.

Meta-search Services. In May 2013, we acquired KAYAK, which provides a price comparison (often referred to as "meta-search") service allowing consumers to search and compare prices for travel services offered by travel service providers and online travel agents ("OTAs"). KAYAK currently operates primarily in the United States, though it intends to invest more heavily in expanding its international offerings.

Priceline.com Incorporated was formed as a Delaware limited liability company in 1997 and was converted into a Delaware corporation in July 1998.  Our common stock is listed on the NASDAQ Global Select Market under the symbol "PCLN."  Our principal executive offices are located at 800 Connecticut Avenue, Norwalk, Connecticut 06854.

The Priceline Group Business Model

We derive substantially all of our gross profit from the following sources:

•	Commissions earned from facilitating reservations of accommodations, rental cars, cruises and other travel services;

•	Transaction gross profit and customer processing fees from our accommodation, rental car, and vacation package reservation services;

•	Advertising revenues primarily earned by KAYAK from sending referrals to travel service providers and OTAs, as well as from advertising placements on KAYAK's websites and mobile apps; and

•
Global distribution system ("GDS") reservation booking fees related to our Name Your Own Price® accommodation, rental car and airline ticket reservation services, and price-disclosed airline ticket and rental car reservation services.

The retail and semi-opaque travel services offered by our international and U.S. brands are recorded in revenue on a “net” basis and have no associated cost of revenue.  In contrast, our priceline.com U.S. brand offers merchant Name Your Own Price® opaque travel services, which are recorded in revenue on a “gross” basis and have associated cost of revenue. Therefore, revenue increases and decreases are impacted by changes in the mix of our revenues between Name Your Own Price® travel services and other travel services. Gross profit reflects the commission or net margin earned for our retail, Name Your Own Price® and semi-opaque travel services. Consequently, gross profit has become an increasingly important measure of evaluating growth in our business because, in contrast to our revenues, it is not affected by the mix between our Name Your Own Price® travel services and our other travel services.

For the year ended December 31, 2013, we had gross profit of approximately $5.7 billion comprised of "agency" gross profit, "merchant" gross profit, and "other" gross profit.  Agency gross profit is derived from travel related transactions where we are not the merchant of record and where the prices of the travel services reserved through our websites are determined by third parties. Agency gross profit, which represented the substantial majority of our total gross profit in 2013, consisted of: (1) travel commissions earned from accommodation reservations at Booking.com and priceline.com and from reservations for rental cars, cruises and other travel services; (2) GDS reservation booking fees related to certain of the agency services listed above; and (3) processing fees.  Merchant gross profit is derived from transactions where we are the merchant of record and therefore charge the consumer's credit card for the travel services provided, and consisted of: (1) transaction gross profit representing the amount charged to a consumer, less the amount charged to us by travel service providers in connection with (a) the accommodation reservations provided through our merchant accommodation reservation service at Agoda.com and priceline.com and (b) the reservations provided through our merchant rental car service at rentalcars.com and Express Deals® service at priceline.com; (2) transaction gross profit representing revenue charged to a consumer less the cost of revenue amount charged to us by travel service providers in connection with the reservations provided through our Name Your Own

Price® accommodation, rental car and airline ticket reservation services, as well as through our vacation packages services; (3) processing fees charged in connection with our Name Your Own Price® accommodation, rental car and airline ticket reservations and our merchant price-disclosed accommodation reservations; and (4) ancillary fees, including GDS reservation booking fees related to certain of the services listed above.  Other gross profit is derived primarily from advertising revenues earned by KAYAK from sending referrals to travel service providers and online travel agents ("OTAs"), as well as from advertising placements on its websites and mobile applications. See Note 2 to our Consolidated Financial Statements for more information.

The Priceline Group Strategy

The online travel category has continued to experience significant worldwide growth as consumer purchasing shifts from traditional off-line channels to interactive online channels, including mobile.  We are the leader in the worldwide online accommodation reservation market based on room nights booked.  Our strategy is to continue to participate broadly in online travel growth by expanding our service offerings and markets. In particular, we aim to be the world leader in online travel services by (a) providing consumers with the best experience through relentless execution and constant innovation, (b) partnering with travel service providers to our mutual benefit, (c) operating entrepreneurial, independent brands that share best practices, and (d) investing in profitable and sustainable growth.

•
Providing the best consumer experience.  We believe that offering consumers an outstanding online travel experience is essential for our future success. To accomplish this, we focus on providing consumers with a variety of intuitive, easy-to-use online travel reservation and search services, a continually increasing number, location and variety of accommodations available through our services, informative and useful content, such as pictures, accommodation details and reviews, and excellent customer service. For example, Booking.com increasingly provides reservation services for accommodations other than hotels. Further, we endeavor to provide excellent customer service in a variety of ways, including through our call centers and websites, so that our customers can be confident that booking travel reservations through us will lead to a positive travel experience. We are constantly innovating our websites and mobile offerings to ensure that we are meeting the needs of online travel consumers while aiming to exceed their expectations.

•
Partnering with travel service providers. We aim to establish mutually beneficial relationships with travel service providers around the world. We believe that travel service providers can benefit from participating in our services by increasing their distribution channels, demand and inventory utilization in a more efficient and cost-effective manner than they can on their own. Travel service providers benefit from our well-known brands and online marketing efforts, expertise in offering an excellent consumer experience through our websites and mobile apps and ability to offer their inventory in markets and to consumers that the travel service provider may be unable or unlikely to reach. For example, an independent hotel in one country may not have the means or expertise to market itself to international travelers, including in other languages, to build and operate an effective website and online reservation service or to engage in sophisticated online marketing techniques.

•
Maintaining multiple, independently managed brands. We employ a strategy of operating multiple, independently managed brands, which we believe allows us the opportunity to offer our reservation services in ways that appeal to different consumers while maintaining an entrepreneurial, competitive spirit among our brands. We intend to invest resources to support organic growth by all of our brands, whether through increased advertising, geographic expansion, technology innovation or increased access to accommodations, rental cars or other travel services. We also believe that by operating independently managed brands, we encourage innovation and experimentation by our brands, which allows us to more quickly discern and adapt to changing consumer behaviors and market dynamics. Although our brands are independently operated, we intend to continue to share best practices, access to travel services and customers across our brands. We believe that by promoting our brands worldwide, sharing accommodation reservation supply and customer flow, and applying our industry experiences in the United States and Europe to other regions, we can further expand our travel reservation services globally and maintain and grow our position as the leading worldwide online accommodation reservation service.

•
Investing in profitable and sustainable growth. Our strategy is to ensure that we offer online travel services that meet the needs and expectations of both consumers and our travel service providers and that we believe are or will be likely to result in long-term profitability and growth. We intend to accomplish this through continuous investment and innovation in growing our businesses in new and current markets, expanding our services and ensuring that we provide an appealing, intuitive and easy-to-use consumer experience through our websites and mobile applications. We also may pursue strategic transactions. For example, in 2010 we entered the worldwide online rental car reservation market when we acquired TravelJigsaw (now known as rentalcars.com) and in 2013 we entered the meta-search business when we acquired KAYAK. We regularly evaluate, and may pursue and consummate, other potential strategic acquisitions, partnerships, joint ventures or investments, whether to expand our businesses into complementary areas, expand our current businesses, acquire innovative technology or for other reasons.

Service Offerings - International

Accommodations.  We offer accommodation reservation services worldwide, primarily through our Booking.com and Agoda.com brands.  As of February 18, 2014, Booking.com worked with over 425,000 properties in over 190 countries and territories offering reservations on various websites and in 42 languages.  Properties participate in Booking.com, which operates under an agency model, and Agoda.com, which operates primarily under a merchant model, by filing rates in our proprietary extranets.

Rental Cars.  Rentalcars.com offers its car rental services in more than 6,000 locations throughout the world, with customer support provided in 40 languages.  Customers using rentalcars.com can book a full range of vehicles online through one of rentalcars.com's branded websites, or they can reserve their cars by phone.

Service Offerings - United States

Opaque Hotels.  Through our Name Your Own Price® opaque hotel reservation service, consumers can make reservations at hotels in substantially all major cities and metropolitan areas in the United States and Europe.  Most significant U.S. national hotel chains as well as many independent property owners participate in our Name Your Own Price® service.  Hotels participate by filing secure private discounted rates with related rules accessible through a GDS database.  These specific rates generally are not available to the general public or to consolidators and other discount distributors who sell to the public. However, hotels may make similar rates available to consolidators or other discount providers under other arrangements. To make an offer, a consumer specifies: (1) the city and neighborhood in which the consumer wants to stay, (2) the dates on which the consumer wishes to check in and check out, (3) the "class" of service (1, 2, 2½, 3, 3½, 4, 5-star or "resort"), (4) the price the consumer is willing to pay, and (5) the consumer's valid credit card to guarantee the offer.  When making an offer, consumers must agree to stay at any one of our participating hotels matching their selected criteria and accept a reservation that cannot be refunded or changed.  If a consumer's offer is not accepted, but we believe the offer is reasonably close to a price that we would be willing to accept, we will attempt to satisfy the consumer by providing guidance to the consumer indicating that changing certain parameters of the offer would increase the chances of the offer being accepted.  The target market for our Name Your Own Price® hotel reservation service is the leisure travel market.

In 2012, we launched Express Deals®, a semi-opaque, price-disclosed hotel reservation service at priceline.com, which allows customers to see the price of the reservation prior to purchase but not the identity of the hotel.

Retail Hotels.  We operate a retail hotel reservation service in the United States which enables consumers to select the exact hotel they want to book and the price of the reservation is disclosed prior to booking.

Opaque Rental Cars.  Our Name Your Own Price® opaque rental car service is currently available in substantially all major U.S. airport markets.  Leading rental car companies in the United States participate in our opaque rental car reservation service.  Consumers can access our website and select where and when they want to rent a car, what kind of car they want to rent (e.g., economy, compact, mid-size, SUV, etc.) and the price they want to pay per-day, excluding taxes, fees and surcharges.  When we receive an offer, we determine whether to fulfill the offer based upon the available rates and rules.  If a consumer's offer is accepted, it cannot be refunded or changed, and we will immediately reserve the rental car, charge the consumer's credit card and notify the consumer of the rental car company and location providing the rental car. If a consumer's offer is not accepted, but we believe the offer is reasonably close to a price that we would be willing to accept, we will attempt to satisfy the consumer by providing guidance to the consumer indicating that changing certain parameters of the offer would increase the chances of the offer being accepted.

Retail Rental Cars.  We offer a retail rental car reservation service through priceline.com and other brands in the United States through which consumers can select the rental car brand, car type, pick-up location and price prior to booking a reservation.

Opaque Airline Tickets. Our Name Your Own Price® opaque airline ticket reservation service operates in a manner similar to our Name Your Own Price® opaque accommodation reservation service.  To make an offer, a consumer specifies: (1) the origin and destination of the trip, (2) the dates on which the consumer wishes to depart and return, (3) the price the consumer is willing to pay, and (4) the consumer's valid credit card to guarantee the offer.  When making an offer, consumers must agree to:

•	fly on any one of our participating airline partners;

•	leave at any time of day between 6 a.m. and 10 p.m. on their desired dates of departure and return;

•	purchase only coach class tickets;

•	accept at least one stop or connection;

•	receive no frequent flier miles or upgrades; and

•	accept tickets that cannot be refunded or changed.
If a consumer's offer is not accepted, but we believe the offer is reasonably close to a price that we would be willing to accept, we will attempt to satisfy the consumer by providing guidance to the consumer indicating that changing certain parameters of the offer would increase the chances of the offer being accepted.

Retail Airline Tickets.  We offer consumers in the United States the ability to purchase airline tickets at disclosed prices and with disclosed itineraries.  The airline sets the retail price paid by the consumer and is the merchant of record for the transaction.  Retail airline tickets are generally changeable and cancellable for a fee.

With respect to each of our accommodation, rental car and airline ticket reservation services, we believe the combination of our Name Your Own Price® opaque service and the retail price-disclosed service, and in the case of hotel room reservations, our semi-opaque Express Deals® service, allows us to provide a broad array of options to value-conscious consumers, while providing us with diverse streams of revenue.

Vacation Packages.  Our vacation package service allows consumers in the United States to purchase packages consisting of airfare, accommodation and rental car components.  Consumers can select the exact accommodation that they want to reserve, and then select either a retail airline ticket or an opaque airline ticket for the air component of their package.  In addition, consumers can elect to add a rental car to their package.  Vacation packages are sold at disclosed prices, although consumers cannot determine the exact price of the individual components on our website.

Other Services. Through priceline.com, we offer consumers the opportunity to purchase cruises and travel insurance. We earn a commission on cruise reservations and we retain a fee for every insurance policy purchased through us. The travel insurance is arranged for by BerkelyCare, a division of Affinity Insurance Services, Inc. and underwritten by Stonebridge Casualty Insurance Company, an AEGON Company.

Service Offerings - Meta-search

Through KAYAK, we offer a travel meta-search service that allows consumers to easily compare travel itineraries, including airline ticket, accommodation reservation and rental car reservation information, from hundreds of travel websites at once. KAYAK derives revenues from advertising placements on its websites and mobile apps and from sending referrals to travel service providers and OTAs. KAYAK currently operates primarily in the United States, though it intends to invest more heavily in expanding its international offerings.

Marketing and Brand Awareness

Booking.com, priceline.com, Agoda.com, KAYAK and rentalcars.com have established widely used and recognized e-commerce brands through aggressive marketing and promotion campaigns. During 2013, our total online advertising expense was approximately $1.8 billion, a substantial portion of which was spent internationally through Internet search engines, meta-search and travel research services and affiliate marketing.  We also invested approximately $127.5 million in offline advertising. We intend to continue a marketing strategy to aggressively promote brand awareness, primarily through online means although we intend to increase our offline advertising support for our brands, including expanding campaigns into additional markets. We recognize a substantial majority of online advertising expense as incurred at the time of booking, but recognize most of our gross profit when the consumer's travel is completed. As a result, online advertising expense may not be recognized in the same period as the associated gross profit.

Advertising efficiency is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including average daily rates ("ADRs"), costs per click, cancellation rates, foreign exchange rates and our ability to convert paid traffic to booking customers and then having customers return directly to our websites or mobile apps for future bookings. We use online search engines (primarily Google), meta-search and travel research services, and affiliate marketing as primary means of generating traffic to our websites. As a result, our online advertising expense has increased significantly in recent years, a trend we expect to continue. In addition, our online advertising has grown faster than our gross profit due to (1) lower returns on investment ("ROIs") from our online advertising, (2) brand mix within The Priceline Group, and (3) channel mix within our brands. Our online advertising ROIs have been down year-over-year. Furthermore, our international brands are generally growing faster than our U.S. brands, and typically spend a higher percentage of gross profit on online advertising. Finally, certain of our brands are obtaining an increasing share of traffic through paid online advertising channels.

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

We currently or potentially will compete with a variety of companies, including:

•
Online travel reservation services such as Expedia, Hotels.com, Hotwire, Elong, CarRentals.com and Venere, which are owned by Expedia; Travelocity and lastminute.com, which are owned by the Sabre Group; Orbitz.com, Cheaptickets, ebookers, HotelClub and RatesToGo, which are owned by Orbitz Worldwide; laterooms and asiarooms, which are owned by Tui Travel; Hotel Reservation Service and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, Car Trawler, Ctrip, HomeAway, MakeMyTrip, Webjet, Rakuten, Jalan, Hotel Urbano, ViajaNet, Submarino Viagens, Despegar/Decolar, 17u.com, Bookit.com, CheapOair, Mr. and Mrs. Smith, ODIGEO and Wotif;

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

•
travel service providers such as accommodation providers, rental car companies and airlines, many of which have their own branded websites to which they drive business, including joint efforts by travel service providers such as Room Key, an online hotel reservation service owned by several major hotel companies; and

•
online travel search services and price comparison services (generally referred to as "meta-search" services), such as trivago (in which Expedia has acquired a majority ownership interest), TripAdvisor, Qunar, Skyscanner and HotelsCombined.

TripAdvisor, the world's leading travel research and review website and the world's largest online travel service with over 260 million unique monthly visitors across its websites, Google, the world's largest search engine, and other large, established companies with substantial resources and expertise in developing online commerce and facilitating Internet traffic have launched meta-search services and may create additional inroads into online travel, both in the United States and internationally. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., accommodations, rental car companies or airlines), OTA and other travel websites and, in many instances, compete directly with us for consumers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTAs or other travel websites, which could lead to travel service providers or others gaining a larger share of search traffic. TripAdvisor has begun supporting its meta-search service with offline advertising, and trivago, a leading meta-search service in Europe, recently expanded its offline advertising campaign into the United States. Google offers "Hotel Finder", a meta-search service that Google has at times placed at or near the top of hotel-related search results. As a result of our recent acquisition of KAYAK, a meta-search service, we now compete more directly with other meta-search services. As a meta-search service, KAYAK depends on access to information related to travel service pricing, schedules, availability and other related information from OTAs and travel service providers.

As consumers attempt to be more efficient in their shopping behavior, they may favor travel services offered by meta-search sites or search companies over OTAs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites and increase our advertising and other customer acquisition costs. To the extent any such consumer behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in profits from our KAYAK meta-search business to offset any related decrease in profits experienced by our OTA brands. Further, meta-search services may evolve into more traditional OTAs by offering consumers the ability to make travel reservations directly through their websites. For example, TripAdvisor facilitates hotel reservations on its transaction websites Tingo and Jetsetter and intends to allow consumers to make a reservation while staying on TripAdvisor. To the extent consumers book travel services through a meta-search website or directly with a travel service provider after visiting a meta-search website or meta-search utility on a traditional search engine without using an OTA like us, or if meta-search services limit our participation within their search results, we may need to increase our advertising or other customer acquisition costs to maintain or grow our reservation bookings, any of which could have an adverse effect on our business and results of operations.

Travel service providers, including multi-national hotel chains, rental car companies and airlines with which we conduct business, compete with us in online channels to drive consumers to their own websites in lieu of third-party distributors such as us. Travel service providers that sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as loyalty points, which could make their offerings more attractive to consumers than models like ours.

Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones, and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful "apps" available on these devices, is driving substantial traffic and commerce activity to mobile platforms.  We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for accommodation reservations.  Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes.  The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. We have made significant progress creating mobile offerings which have received strong reviews and solid download trends and which are driving a material and increasing share of our business.  We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer and to mobile applications instead of a web browser. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile apps are not downloaded and used by consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.

Apple, Inc., one of the most innovative and successful companies in the world and the producer of, among other things, the iPhone and iPad, obtained a patent for "iTravel," a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple's iPhone operating system includes "Passbook," a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and along with iTravel, may be indicative of Apple's intent to enter the travel reservations business in some capacity. Apple has substantial market share in the smart phone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps and has access to greater resources than we have. Apple may use or expand iTravel, Passbook, Siri (Apple's voice recognition "concierge" service) or another mobile app as a means of entering the travel reservations marketplace. Similarly, Google's Android operating system is the leading smart phone operating system in the world. As a result, Google could leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. To the extent Apple or Google use their mobile operating systems or app distribution channels to favor their own travel service offerings, our business could be harmed.

There has been a proliferation of new channels through which accommodations can offer reservations. For example, some accommodations offer room reservations through "daily deal" websites such as Groupon and Living Social, which sell coupons to customers at a substantial discount. In 2011, Expedia, one of our largest competitors, entered into a partnership with Groupon to sell accommodation reservations to Groupon customers under the "Groupon Getaways" brand name. New entrants, such as HotelTonight, BackBid, GuestMob, Tingo, Hipmunk and Room 77, have developed new and differentiated offerings that endeavor to provide savings on accommodation reservations to consumers and that compete directly with us. If any of these new services are successful, we may experience less demand for our services and are likely to face more competition for access to the limited supply of discounted accommodation room rates.

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

Competition in U.S. online travel remains intense and online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantages. In particular, the competition to provide "opaque" accommodation reservation services to consumers, an area in which our priceline.com U.S. business has been a leader, has become more intense. For example, Expedia makes opaque accommodation room reservations available on its principal website under the name "Expedia Unpublished Rates" and, we believe, has supported this initiative with steeper discounts through lower margins. As with our opaque Name Your Own Price® accommodation reservation service, the name of the accommodation is not disclosed until after booking. We believe these offerings, in particular "Expedia Unpublished Rates," have adversely impacted the market share and year-over-year growth rate of our Name Your Own Price® opaque accommodation service, which began to experience a decline in room night reservations in the third quarter of 2011. These and other competitors could also launch opaque rental car services, which could negatively impact our opaque Name Your Own Price® rental car service. If Expedia or others are successful in growing their opaque accommodation reservation services, we may have less consumer demand for our opaque accommodation reservation services over time, and we would face more competition for access to the limited supply of discounted accommodation room rates. In an effort to compete more effectively against these new offerings, in 2012 we launched Express Deals®, a semi-opaque price-disclosed accommodation reservation service. While Express Deals® has been a significant contributor to the improved performance of our opaque accommodation reservation service, the offering may not ultimately be successful at recovering or growing U.S. accommodation reservation service market share. As a result of this increased competition, our share of the discount accommodation reservation market in the United States could further decrease, which would harm our business and results of operations.

We believe that a number of factors, including recent year-over-year increases in retail airfares, could cause consumers to engage in increased shopping behavior before making a travel purchase than they engaged in previously. Increased shopping behavior reduces our advertising efficiency and effectiveness because traffic becomes less likely to result in a purchase on our website, and such traffic is more likely to be obtained through paid online advertising channels than through free direct channels. Further, as consumers attempt to be more efficient in their shopping behavior, they may favor travel services offered by search companies or meta-search sites over OTAs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites, increase our advertising and other customer acquisition costs and adversely affect our business, margins and results of operations. To the extent any such increased shopping behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in revenues from our KAYAK meta-search business to offset any related decrease in gross profit or increase in advertising and other customer acquisition costs experienced by our OTA brands. See "Risk Factors - Intense competition could reduce our market share and harm our financial performance" and "Risk Factors - Recent trends in consumer adoption and use of mobile devices create new challenges and may enable device companies such as Apple to compete directly with us."

Operations and Technology

Our business is supported by multiple systems platforms, which were designed with an emphasis on scalability, performance and reliability.  The platforms are largely independent among Booking.com, priceline.com, Agoda.com, KAYAK and rentalcars.com.  The software platforms and architecture use a variety of tools within each corporate implementation, including server-side Java, C++, ASP, .Net, Perl, PHP, JavaScript and SQL scripts integrated with Oracle, MySQL, MongoDB, Cassandra and Microsoft SQL-server database systems.  These internal platforms were designed to include open application protocol interfaces that can provide connectivity to vendors in the industries in which we operate.  These include large global systems, such as accommodation room, airline ticket and rental car reservation systems and financial service providers, as well as individual accommodation service providers, such as individual hotels.  Our applications utilize digital certificates to help us conduct secure communications and transactions, as appropriate.

The systems infrastructure and web and database servers of our worldwide operations are primarily hosted in England, the Netherlands, Hong Kong, Switzerland and three locations in the United States, each of which provides network connectivity, networking infrastructure, UPS conditioned power and 24-hour monitoring and engineering support typical of hosted data centers.  All data center facilities have a continuous power supply system, generators, redundant servers and multiple back-up systems.  If one hosting facility were inaccessible, for any reason, we would need to divert all traffic to another hosting facility, which may lead to a disruption to our services, resulting in foregone transactions and revenue and consumer complaints.

Customer service for our international business is provided primarily through in-house call centers. We outsource most of the call center and customer service functions for our priceline.com U.S. business, and use a real-time interactive voice response system with transfer capabilities to our call centers and customer service centers.

Intellectual Property

Over time and through acquisitions, we have assembled a portfolio of patents, trademarks, service marks, copyrights, domain names, and trade secrets covering our services. We regard the protection of our intellectual property as critical to our success. We protect our intellectual property rights by relying on national, federal, state and common law rights in the United States and internationally, as well as a variety of administrative procedures, regulations, conventions and treaties. We also rely on contractual restrictions to protect our proprietary rights in our services. We enter into confidentiality and invention assignment agreements with employees and contractors and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information.

We pursue the registration of our domain names, trademarks and service marks in the United States and internationally. We currently hold numerous issued U.S. and international patents and pending U.S. and international patent applications.  We file additional patent applications on new inventions, as we deem appropriate. Effective trademark, copyright, patent, domain name, trade dress and trade secret protection is expensive to maintain and may require litigation. As we continue to expand internationally, protecting our intellectual property rights and other proprietary rights involves an increasing number of jurisdictions, a process that is expensive and time consuming and may not be successful in every location. See "Risk Factors - We face risks related to our intellectual property."

Governmental Regulation

The services we provide are subject to various laws and regulations. For example, our travel services are subject to laws governing the offer and/or sale of travel services as well as laws requiring us to register as a "seller of travel" in certain jurisdictions.  In addition, our services may be subject to various taxing regulations.  See "Risk Factors - We may have exposure to additional tax liabilities," "Risk Factors - Our financial results will likely be materially impacted by payment of income taxes in the future" and "Risk Factors - Adverse application of state and local tax laws could have an adverse effect on our business and results of operations."

We are subject to laws that require protection of user privacy and user data.  In our processing of travel reservations, we receive and store a large volume of personally identifiable data in the United States, Europe and Asia.  This data is increasingly subject to laws and regulations in numerous jurisdictions around the world, including the Commission of the European Union through its Data Protection Directive and variations of that directive in the member states of the European Union.  Such government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. See "Risk Factors - Our processing, storage, use and disclosure of personal data exposes us to risks of internal or external security breaches and could give rise to liabilities" and "Risk Factors - 'Cookie' laws could negatively impact the way we do business."

In addition, our strategy involves rapid geographic expansion around the world, including in Asia, South America and elsewhere, many of which regions and countries have different legislation, regulatory environments and tax laws. Compliance with legal, regulatory and tax requirements around the world places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences, which may have an adverse effect on our business.

Seasonality

A meaningful amount of gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. From a cost perspective, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which reservations are booked. However, we generally do not recognize associated revenue until future quarters when the travel occurs. As a result, we typically experience our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of accommodation checkouts for the year for our North American and European businesses.

In addition, the date on which certain holidays fall can have an impact on our quarterly results. For example, if Easter falls in the first quarter of the year but fell in the second quarter of the prior year, year over year first quarter growth rates in revenue, gross profit, operating income, and operating margins can be favorably affected whereas second quarter year over year growth rates would be negatively affected.

The impact of seasonality can be exaggerated in the short-term by the gross bookings growth rate of the business. For example, in periods where our growth rate substantially decelerates, our operating margins typically benefit from relatively less variable advertising expense. In addition, gross profit growth is typically less impacted in the near term due to the benefit of revenue related to reservations booked in previous quarters.

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

Employees

As of December 31, 2013, we employed approximately 9,500 employees, of which approximately 1,800 are based in the United States and approximately 7,700 are based outside the United States. We also retain independent contractors to support our customer service, website content translation and system support functions.

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

The Priceline Group Websites

We maintain websites with the addresses www.booking.com, www.priceline.com, www.agoda.com, www.kayak.com and www.rentalcars.com, among others.  We are not including the information contained on our websites as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.  We make available free of charge through the www.priceline.com website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. These reports and other information are also available, free of charge, at www.sec.gov.  Alternatively, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  In addition, the priceline.com Incorporated Code of Conduct is available through the www.priceline.com website and any amendments to or waivers from the Code of Conduct will be disclosed on that website.

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

Our financial prospects are significantly dependent upon the sale of travel services, particularly leisure travel. Travel, including accommodation (including hotels, bed and breakfasts, hostels, apartments, vacation rentals and other properties), rental car and airline ticket reservations, is dependent on discretionary spending levels. As a result, sales of travel services tend to decline during general economic downturns and recessions when consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns or effects that reduce their ability or willingness to travel. Accordingly, the recent worldwide recession led to a weakening in the fundamental demand for our travel reservation services and an increase in the number of consumers who canceled existing travel reservations with us. Also during the recession, the accommodation industry experienced a significant decrease in occupancy rates and average daily rates ("ADRs"). While lower occupancy rates have historically resulted in accommodation providers increasing their distribution of accommodation reservations through third-party intermediaries such as us, our remuneration for accommodation reservation transactions changes proportionately with price, and therefore, lower ADRs generally have a negative effect on our accommodation reservation business and a negative effect on our gross profit.
Further, many governments around the world, including the U.S. government and certain European governments, are operating at large financial deficits, resulting in high levels of sovereign debt in such countries. Failure to reach political consensus regarding workable solutions to these issues has resulted in a high level of uncertainty regarding the future economic outlook. This uncertainty, as well as concern over governmental austerity measures including higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates and weaker trends in hotel ADRs across many regions of the world, particularly in those European countries that appear to be most affected by economic uncertainties. We believe that these business trends are likely impacted by weak economic conditions and sovereign debt concerns. Disruptions in the economies of such countries could cause, contribute to or be indicative of deteriorating macro-economic conditions. In addition, during periods of elevated uncertainty, the value of the U.S. Dollar compared to other currencies, including the Euro, has often increased, which adversely affects our gross bookings, gross profit, operating income and net income as expressed in U.S. Dollars. The uncertainty of macro-economic factors and their impact on consumer behavior across regions, which may differ, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.
In addition, other unforeseen events beyond our control, such as higher oil prices, terrorist attacks, unusual weather patterns, natural disasters such as earthquakes, hurricanes, tsunamis, floods, volcanic eruptions (such as the April 2010 eruption of a volcano in Iceland), travel related health concerns including pandemics and epidemics such as Influenza H1N1, avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities or travel related accidents, can disrupt travel or otherwise result in declines in travel demand. Because these events are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our business and results of operations. For example, in late 2012 Hurricane Sandy disrupted travel in the northeastern United States. In early 2011, Japan was struck by a major earthquake, tsunami and nuclear emergency. In October 2011, severe flooding in Thailand, a key market for our Agoda.com business and the Asian business of Booking.com, negatively impacted booking volumes and cancellation rates in that market. In addition, Thailand has recently experienced disruptive civil unrest, which has negatively impacted booking volumes and cancellation rates in this market. In early 2010, Thailand also experienced civil unrest, which caused the temporary relocation of Agoda.com's Thailand-based operations. Future natural disasters or civil or political unrest could further disrupt our business and operations.
We face risk related to the growth rate and expansion of our international business.
We derive a substantial portion of our revenues, and have significant operations, outside the United States. Our international operations include the Netherlands-based accommodation reservation service Booking.com, the Asia-based accommodation reservation service Agoda.com, the U.K.-based rental car reservation service rentalcars.com and, to a lesser extent, KAYAK's international meta-search services. Our international operations have achieved significant year-over-year growth in their gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers). This growth rate, which has contributed significantly to our growth in consolidated revenue, gross profit and earnings per share, has declined, a trend we expect to continue as the absolute level of our gross bookings grows larger. Other factors may also slow the growth rates of our revenues derived from our international business, including, for example, worldwide economic conditions, any strengthening of the U.S. Dollar versus the Euro and other currencies, declines in ADRs, increases in cancellations, adverse changes in travel market conditions and the competitiveness of the market. A decline in the growth rates of our international business could have a negative impact on our future gross profit and earnings per share growth rates and, as a consequence, our stock price.
Our strategy involves continued rapid international expansion in regions throughout the world. Many of these regions have different customs, currencies, levels of customer acceptance of the Internet, legislation, regulatory environments, tax laws and levels of political stability. International markets may have strong local competitors with an established brand and travel service provider relationships that may make expansion in that market difficult and costly and take more time than anticipated. In addition, compliance with non-U.S. legal, regulatory or tax requirements places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences. In some markets such as China, legal and other regulatory requirements may prohibit or limit participation by foreign businesses, such as by making foreign ownership or management of Internet or travel-related businesses illegal or difficult, or may make direct participation in those markets uneconomic, which could make our entry into and expansion in those markets difficult or impossible, require that we work with a local partner or result in higher operating costs. If we are unsuccessful in rapidly expanding in new and existing markets and managing that expansion, our business, results of operations and financial condition could be adversely affected.
Certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding accommodations available for reservation on our websites, including hotels, bed and breakfasts, hostels and vacation rentals. Vacation rentals generally consist of, among others, properties categorized as single-unit and multi-unit villas, holiday homes, apartments and chalets and are generally self-catered (i.e., include a kitchen), directly bookable properties. Many of the newer accommodations we add to our travel reservation services, especially in highly penetrated markets, may have fewer rooms, lower ADRs or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts), and therefore may also negatively impact our margins. For example, because a vacation rental is either a single unit or a small collection of independent units, vacation rental properties represent more limited booking opportunities than non-vacation rental properties, which generally have more units to rent per property. Our non-hotel accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors. If we increase our non-hotel accommodation business, these different market characteristics could negatively impact our profit margins; and, if these properties represent an increasing percentage of the properties added to our websites, our gross bookings growth rate and property growth rate will likely diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of non-hotel accommodations increases, the number of reservations per property will likely decrease.
We believe that the increase in the number of accommodation providers that participate on our websites, and the corresponding access to accommodation room nights, has been a key driver of the growth of our accommodation hotel reservation business. The growth in our accommodation bookings typically makes us an attractive source of consumer demand for our accommodation providers. However, accommodation providers may wish to limit the amount of business that flows through a single distribution channel. As a result, we may experience constraints on the number of accommodation room nights available to us, which could negatively impact our growth rate and results of operations.
The number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 9,500 as of December 31, 2013, which growth is mostly comprised of hires by our international operations, including as a result of our international acquisitions. As a result of such rapid expansion, the average tenure of our employees has become shorter. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage this growth and our future operations, especially as we employ personnel in multiple geographic locations around the world. We are subject to risks typical of international businesses, including differing economic conditions, differing customs, languages and consumer expectations, changes in political climate, differing tax structures and other regulations and restrictions, including labor laws and customs, and foreign exchange rate volatility.

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
We currently, or potentially will, compete with a variety of companies, including:

•
Online travel reservation services such as Expedia, Hotels.com, Hotwire, Elong, CarRentals.com and Venere, which are owned by Expedia; Travelocity and lastminute.com, which are owned by the Sabre Group; Orbitz.com, Cheaptickets, ebookers, HotelClub and RatesToGo, which are owned by Orbitz Worldwide; laterooms and asiarooms, which are owned by Tui Travel; Hotel Reservation Service and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, Car Trawler, Ctrip, HomeAway, MakeMyTrip, Webjet, Rakuten, Jalan, Hotel Urbano, ViajaNet, Submarino Viagens, Despegar/Decolar, 17u.com, Bookit.com, CheapOair, Mr. and Mrs. Smith, ODIGEO and Wotif;

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

•
travel service providers such as accommodation providers, rental car companies and airlines, many of which have their own branded websites to which they drive business, including joint efforts by travel service providers such as Room Key, an online hotel reservation service owned by several major hotel companies; and

•
online travel search and price comparison services (generally referred to as "meta-search" services), such as trivago (in which Expedia has acquired a majority ownership interest), TripAdvisor, Qunar, Skyscanner and HotelsCombined.

TripAdvisor, the world's leading travel research and review website and the world's largest online travel service with over 260 million unique monthly visitors across its websites, Google, the world's largest search engine, and other large, established companies with substantial resources and expertise in developing online commerce and facilitating Internet traffic have launched meta-search services and may create additional inroads into online travel, both in the United States and internationally. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., accommodations, rental car companies or airlines), OTA and other travel websites and, in many instances, compete directly with us for consumers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTAs or other travel websites, which could lead to travel service providers or others gaining a larger share of search traffic. TripAdvisor has begun supporting its meta-search service with offline advertising, and trivago, a leading meta-search service in Europe, recently expanded its offline advertising campaign into the United States. Google offers "Hotel Finder", a meta-search service that Google has at times placed at or near the top of hotel-related search results. As a result of our recent acquisition of KAYAK, a meta-search service, we now compete more directly with other meta-search services. As a meta-search service, KAYAK depends on access to information related to travel service pricing, schedules, availability and other related information from OTAs and travel service providers. To the extent OTAs or travel service providers no longer provide such information to KAYAK, whether due to its affiliation with us or otherwise, KAYAK's business and results of operations could be harmed and the value of our investment in KAYAK could be adversely affected.

As consumers attempt to be more efficient in their shopping behavior, they may favor travel services offered by meta-search sites or search companies over OTAs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites and increase our advertising and other customer acquisition costs. To the extent any such consumer behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in profits from our KAYAK meta-search business to offset any related decrease in profits experienced by our OTA brands. Further, meta-search services may evolve into more traditional OTAs by offering consumers the ability to make travel reservations directly through their websites. For example, TripAdvisor facilitates hotel reservations on its transaction websites Tingo and Jetsetter and intends to allow consumers to make a reservation while staying on TripAdvisor. To the extent consumers book travel services through a meta-search website or directly with a travel service provider after visiting a meta-search website or meta-search utility on a traditional search engine without using an OTA like us, or if meta-search services limit our participation within their search results, we may need to increase our advertising or other customer acquisition costs to maintain or grow our reservation bookings, any of which could have an adverse effect on our business and results of operations.

Travel service providers, including multi-national hotel chains, rental car companies and airlines with which we conduct business, compete with us in online channels to drive consumers to their own websites in lieu of third-party distributors such as us. Travel service providers that sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as loyalty points, which could make their offerings more attractive to consumers than models like ours.

There has been a proliferation of new channels through which accommodations can offer reservations. For example, some accommodations offer reservations through "daily deal" websites such as Groupon and Living Social, which sell coupons to customers at a substantial discount. In 2011, Expedia, one of our largest competitors, entered into a partnership with Groupon to sell accommodation reservations to Groupon customers under the "Groupon Getaways" brand name. New entrants, such as HotelTonight, BackBid, GuestMob, Tingo, Hipmunk and Room 77, have developed new and differentiated offerings that endeavor to provide savings on accommodation reservations to consumers and that compete directly with us. If any of these new services are successful, we may experience less demand for our services and are likely to face more competition for access to the limited supply of discounted accommodation room rates.

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

Competition in U.S. online travel remains intense and online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantages. In particular, the competition to provide "opaque" accommodation reservation services to consumers, an area in which our priceline.com U.S. business has been a leader, has become more intense. For example, Expedia makes opaque accommodation reservations available on its principal website under the name "Expedia Unpublished Rates" and, we believe, has supported this initiative with steeper discounts through lower margins. As with our opaque Name Your Own Price® and Express Deals® accommodation reservation services, the name of the accommodation is not disclosed until after booking the reservation. We believe these offerings, in particular "Expedia Unpublished Rates," have adversely impacted the market share and year-over-year growth rate of our Name Your Own Price® opaque accommodation service, which began to experience a decline in room night reservations in the third quarter of 2011. These and other competitors could also launch opaque rental car services, which could negatively impact our opaque Name Your Own Price® rental car service. If Expedia or others are successful in growing their opaque accommodation reservation services, we may have less consumer demand for our opaque accommodation reservation services over time, and we would face more competition for access to the limited supply of discounted accommodation room rates. In an effort to compete more effectively against these new offerings, in 2012 we launched Express Deals®, a semi-opaque price-disclosed accommodation reservation service. While Express Deals® has been a significant contributor to the improved performance of our opaque accommodation reservation service, the offering may not ultimately be successful at recovering or growing U.S. accommodation reservation service market share. As a result of this increased competition, our share of the discount accommodation reservation market in the United States could further decrease, which would harm our business and results of operations.

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
Our advertising efficiency is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates and our ability to convert paid traffic to booking customers and then having customers return directly to our websites or mobile apps for future bookings. We use third party websites, including online search engines (primarily Google), meta-search and travel research services, and affiliate marketing as primary means of generating traffic to our websites. As a result, our online advertising expense has increased significantly in recent years, a trend we expect to continue. In addition, our online advertising has grown faster than our gross profit due to (1) lower returns on investment ("ROIs") from our online advertising, (2) brand mix within The Priceline Group and (3) channel mix within certain of our brands. Our online advertising ROIs were down year-over-year for the year ended December 31, 2013. Furthermore, our international brands are generally growing faster than our U.S. brands, and typically spend a higher percentage of gross profit on online advertising. Finally, certain of our brands are obtaining an increasing share of traffic through paid online advertising channels. Any reduction in our advertising efficiency could have an adverse effect on our business and results of operations, whether through reduced gross profit or gross profit growth or through advertising expenses increasing faster than gross profit and thereby reducing margins and earnings growth.
Recent trends in consumer adoption and use of mobile devices create new challenges and may enable device companies such as Apple to compete directly with us.
Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones, and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful "apps" available on these devices, is driving substantial traffic and commerce activity to mobile platforms. We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for accommodation reservations. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple apps from multiple travel service providers and instead prefer to use one or a limited number of apps for their mobile travel activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important. We have made significant progress creating mobile offerings that have received strong reviews and achieved solid download trends, and that are driving a material and increasing share of our business. We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer and to mobile applications instead of a web browser. Further, many consumers use a mobile device based web browser instead of an app. As a result, it is increasingly important for us to develop and maintain effective mobile websites optimized for mobile devices to provide customers with appealing easy-to-use mobile website functionality. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile apps are not downloaded and used by consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.
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
We conduct a substantial majority of our business outside the United States but are reporting our results in U.S. Dollars. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international business are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation. For example, a strengthening of the Euro increases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars, while a weakening of the Euro decreases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in our financial results. Certain European Union countries with high levels of sovereign debt have had difficulty refinancing their debt. Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may become more widespread and could include the United States, has led to significant volatility in the exchange rate between the Euro, the British Pound Sterling, the U.S. Dollar and other currencies. Sovereign debt issues in the European Union could lead to further significant, and potentially longer-term, devaluation of the Euro against the U.S. Dollar, which would adversely impact our Euro-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars.
Our processing, storage, use and disclosure of personal data exposes us to risks of internal or external security breaches and could give rise to liabilities.
The security of data when engaging in electronic commerce is essential to maintaining consumer and travel service provider confidence in our services. Any security breach whether instigated internally or externally on our system or other Internet based systems could significantly harm our reputation and therefore our business, brand, market share and results of operations. We currently require consumers who use certain of our services to guarantee their offers with their credit card, either online or, in some instances, through our toll-free telephone service. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data and prevent access to our data or accounts. It is possible that computer circumvention capabilities, new discoveries or advances or other developments, including our own acts or omissions, could result in a compromise or breach of consumer data. For example, third parties may attempt to fraudulently induce employees or customers to disclose user names, passwords or other sensitive information ("phishing"), which may in turn be used to access our information technology systems. Our efforts to protect information from unauthorized access may be unsuccessful or may result in the rejection of legitimate attempts to book reservations through our services, any of which could result in lost business and materially adversely affect our business, reputation and results of operations.
Our existing security measures may not be successful in preventing security breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal consumer information or transaction data or other proprietary information. In the last few years, several major companies, including Target, Zappos, Apple, AOL, LinkedIn, Google, and Yahoo! experienced high-profile security breaches that exposed their customers' personal information. We expend significant resources to protect against security breaches, and we may need to increase our security related expenditures to maintain or increase our systems' security or to address problems caused and liabilities incurred by breaches. These issues are likely to become more difficult to manage as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced. Security breaches could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. Security breaches could also cause consumers to lose confidence in our security and choose to use the services of our competitors, which would have a negative effect on the value of our brand, our market share and our results of operations. Our insurance policies carry low coverage limits, and would likely not be adequate to reimburse us for losses caused by security breaches.
We also face risks associated with security breaches affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could inhibit the growth of the Internet and negatively affect consumers' willingness to provide private information or effect commercial transactions on the Internet generally, including through our services. Some of our business is conducted with third party marketing affiliates, which may generate travel reservations through our infrastructure or through other systems. Additionally, consumers using our services could be affected by security breaches at third parties such as travel service providers or global distribution systems ("GDSs") upon which we rely. A security breach at any such third party marketing affiliate, travel service provider, GDS or other third party on which we rely could be perceived by consumers as a security breach of our systems and in any event could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose us to liability.
In our processing of travel transactions, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, including the Commission of the European Union through its Data Protection Directive and variations of that directive in the member states of the European Union. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
We are also subject to payment card association rules and obligations under our contracts with payment card processors. Under these rules and obligations, if information is compromised, we could be liable to payment card issuers for associated expenses and penalties. In addition, if we fail to follow payment card industry security standards, even if no customer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs.
System capacity constraints, system failures or "denial-of-service" or other attacks could harm our business.
We have experienced rapid growth in consumer traffic to our websites and through our mobile apps, the number of accommodations on our extranets and the geographic breadth of our operations. If our systems cannot be expanded to cope with increased demand or fail to perform, we could experience unanticipated disruptions in service, slower response times, decreased customer service and customer satisfaction and delays in the introduction of new services, any of which could impair our reputation, damage our brands and materially and adversely affect our results of operations. Further, as an online business, we are dependent on the Internet and maintaining connectivity between ourselves and consumers, sources of Internet traffic, such as Google, and our travel service providers. As consumers increasingly turn to mobile devices, we also become dependent on consumers' access to the Internet through mobile carriers and their systems. Disruptions in Internet access, whether generally, in a specific market or otherwise, especially if widespread or prolonged, could materially adversely affect our business and results of operations. While we do maintain redundant systems and hosting services, it is possible that we could experience an interruption in our business, and we do not carry business interruption insurance sufficient to compensate us for all losses that may occur.
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
Our existing security measures may not be successful in preventing attacks on our systems, and any such attack could cause significant interruptions in our operations. For instance, from time to time, we have experienced "denial-of-service" type attacks on our systems that have made portions of our websites slow or unavailable for periods of time. There are numerous other potential forms of attack, such as "phishing" (where a third party attempts to infiltrate our systems or acquire information by posing as a legitimate inquiry or electronic communication), SQL injection (where a third party attempts to obtain information or otherwise insert malicious code into our software through data entry fields in our websites) and attempting to use our websites as a platform to launch a "denial-of-service" attack on another party, each of which could cause significant interruptions in our operations and potentially adversely affect our brand, operations and results of operations or involve us in legal or regulatory proceedings. We expend significant resources in an attempt to prepare for and mitigate the effects of any such attacks. Reductions in website availability and response time could cause loss of substantial business volumes during the occurrence of any such attack on our systems, and measures we may take to divert suspect traffic in the event of such an attack could result in the diversion of bona fide customers. These issues are likely to become more difficult to manage as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced. Successful attacks could result in negative publicity, damage our reputation and prevent consumers from booking travel services through us during the attack, any of which could cause consumers to use the services of our competitors, which would have a negative effect on the value of our brand, our market share and our results of operations.
We rely on certain third party computer systems and third party service providers, including GDSs and computerized central reservation systems of the accommodation, rental car and airline industries in connection with providing some of our services. Any interruption in these third party services systems or deterioration in their performance could prevent us from booking related accommodation, rental car and airline reservations and have a material adverse effect on our business, brands and results of operations. Our agreements with some third party service providers are terminable upon short notice and often do not provide recourse for service interruptions. In the event our arrangement with any such third party is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms and, as a result, it could have a material adverse effect on our business and results of operations.
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
As an international business providing travel reservation and advertising services around the world, we are subject to income taxes and non-income based taxes in both the United States and various non-U.S. jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets or changes in tax laws or their interpretation. If our effective tax rates were to increase, our cash flows, financial condition and results of operations would be adversely affected.
Although we believe that our tax filing positions are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. To date, we have been audited in several taxing jurisdictions with no significant impact on our financial condition, results of operations or cash flows. If future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our cash flows, financial condition and results of operations.
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
We will be subject to increased income taxes in the event that our cash balances held outside the United States are remitted to the United States. As of December 31, 2013, we held approximately $4.9 billion of cash, cash equivalents and short-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our non-U.S. operations. If our cash balances outside the United States continue to grow and our ability to reinvest those balances outside the United States diminishes, it will become increasingly likely that we will repatriate some of these cash balances to the United States. In such event, we would likely be subject to additional income tax expense in the United States with respect to our unremitted non-U.S. earnings. We would not make additional income tax payments unless we were to actually repatriate our international cash balances to the United States. We would only pay federal alternative minimum tax and certain state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. Additionally, if we were to repatriate cash held outside the United States to the United States, it would use a portion of our U.S. net operating loss carryforwards which could result in us being subject to a cash income tax liability on the earnings of our U.S. business sooner than would otherwise have been the case.
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
Additionally, the Organisation for Economic Co-Operation and Development ("OECD") issued an action plan in July 2013 calling for a coordinated multi-jurisdictional approach to "base erosion and profit shifting" by multinational companies. The action plan expressed the OECD's view that international tax standards have not kept pace with changes in global business practices and concluded that changes are needed to international tax laws to address situations where multinationals may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions where the activities creating those profits may take place. The action plan identified 15 actions the OECD determined are needed to address "base erosion and profit shifting" and generally set target dates for completion of each of the items between 2014 and 2015. Any changes to international tax laws, including new definitions of permanent establishment, could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Due to the large and expanding scale of our international business activities, any changes in U.S. or international taxation of our activities may increase our worldwide effective tax rate and could adversely affect our financial position and results of operations.

We are also subject to non-income based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in the United States and various non-U.S. jurisdictions, as well as the potential for travel transaction taxes in the United States as discussed below. From time to time, we are under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities.
For example, in July 2012 and December 2013, the Dutch Government enacted certain amendments to Dutch tax law including a one-time irrevocable levy on an employer applied to employee earnings, equal to 16% of an employee's earnings in excess of 150,000 Euros. This levy resulted in additional payroll taxes of approximately $12 million (approximately $9 million after tax) in the fourth quarter of 2013 and approximately $14 million (approximately $10 million after tax) principally recorded in the third quarter of 2012.
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
Until our U.S. net operating loss carryforwards are utilized or expire, we do not expect to make tax payments on most of our U.S. income, except for U.S. federal alternative minimum tax and state income taxes. However, we expect to pay non-U.S. taxes on our non-U.S. income other than in countries where we have operating loss carryfowards. We expect that our international business will continue to generate most of our revenues and profits and will continue to grow pretax income at a higher rate than our U.S. business and, therefore, we expect that our tax payments will continue to increase. Any increase in our effective tax rate would have an adverse effect on our results of operations.
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
Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings. For example, in September 2012, the Superior Court in the District of Columbia granted a summary judgment in favor of the city and against online travel companies. Similarly, in January 2013, the Tax Appeal Court for the State of Hawaii held that online travel companies, including us, are liable for the State's general excise tax on the full amount the online travel company collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel. We recorded an accrual for travel transaction taxes (including estimated interest and penalties) of approximately $16.5 million in December 2012 and approximately $18.7 million in the three months ended March 31, 2013, primarily related to this ruling. During the year ended December 31, 2013, the Company paid approximately $20.6 million under protest to the State of Hawaii related to this ruling. The Company has filed an appeal with the Tax Appeal Court and intends to vigorously appeal this ruling. These decisions and any similar decisions in other jurisdictions could have a material adverse effect on our business, margins and results of operations. An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries. In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs. There have been, and will continue to be, substantial ongoing costs, which may include "pay first" payments, associated with defending our position in pending and any future cases or proceedings. An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on our business and results of operations and could be material to our results of operations or cash flows in any given fiscal period.
To the extent that any tax authority succeeds in asserting that we have a tax collection responsibility, or we determine that we have such a responsibility, with respect to future transactions, we may collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of travel reservations to our customers and, consequently, could make our travel reservation service less competitive (i.e., versus the websites of other online travel companies or travel service providers) and reduce our travel reservation transactions; alternatively, we could choose to reduce our profit on affected travel transactions.  Either action could have a material adverse effect on our business and results of operations.

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
We are dependent on providers of accommodations, rental cars and airline tickets.
We rely on providers of accommodations, rental cars and airline tickets to make their services available to consumers through us. Our arrangements with travel service providers generally do not require them to make available any specific quantity of accommodation reservations, rental cars or airline tickets, or to make accommodation reservations, rental cars or airline tickets available in any geographic area, for any particular route or at any particular price. During the course of our business, we are in continuous dialog with our major travel service providers about the nature and extent of their participation in our services. A significant reduction on the part of any of our major travel service providers or providers that are particularly popular with consumers in their participation in our services for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, market share and results of operations. To the extent any of those major or popular travel service providers ceased to participate in our services in favor of one of our competitors' systems or decided to require consumers to purchase services directly from them, our business, market share and results of operations could be harmed.
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

Our business could be negatively affected by changes in Internet search engine algorithms and dynamics or traffic-generating arrangements.
We utilize Google and, to a much lesser extent, other search engines and travel demand aggregation websites to generate traffic to our websites, principally through the purchase of travel-related keywords. Search engines such as Google frequently update and change the logic which determines the placement and display of results of a consumer's search, such that the placement of links to our websites can be negatively affected. For example, Google launched "Hotel Finder," a utility that allows consumers to search and compare hotel accommodations based on parameters set by the consumer and that Google has at times placed at or near the top of hotel-related search results. If Google changes its search algorithms in a manner that is competitively disadvantageous to us, whether to support its own travel related services or otherwise, our ability to generate traffic to our websites would be harmed, which in turn could have an adverse effect on our business, market share and results of operations.
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

We rely on the performance of highly skilled personnel; and, if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed.
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
Compliance with the laws and regulations of multiple jurisdictions increases our cost of doing business. These laws and regulations, which vary and sometimes conflict, include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and local laws which also prohibit corrupt payments to governmental officials or third parties, data privacy requirements, labor relations laws, tax laws, antitrust or competition laws, U.S., E.U. or U.N. sanctioned country or sanctioned persons mandates, and consumer protection laws. Violations of these laws and regulations could result in fines and/or criminal sanctions against us, our officers or our employees and/or prohibitions on the conduct of our business. Any such violations could result in prohibitions on our ability to offer our services in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brands, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. In addition, these restrictions may provide a competitive advantage to our competitors unless they are also subject to comparable restrictions. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. We are also subject to a variety of other regulatory and legal risks and challenges in managing an organization operating in various countries, including those related to:

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

Our business has grown substantially over the last several years and continues to expand into new geographic locations. In addition, we have made efforts and expect to make further efforts to integrate access to travel services across our various brands. These changes add complexity to legal and tax compliance, and our increased size and operating history may increase the likelihood that we will be subject to audits by tax authorities in various jurisdictions.
As the size of our business grows, we may become increasingly subject to the scrutiny of anti-trust and competition regulators.
In July 2012, the Office of Fair Trading (the "OFT"), the competition authority in the United Kingdom, issued a "Statement of Objections" ("SO") to Booking.com, which set out the OFT's preliminary views on why it believed Booking.com and others in the online accommodation reservation sector were allegedly in breach of E.U. and U.K. competition law. The SO alleged, among other things, that there were agreements or concerted practices between accommodations and Booking.com and at least one other online travel company that restricted Booking.com's (and the other online travel company's) ability to discount hotel room reservations, which the OFT alleged was a form of resale price maintenance. We dispute the allegations against Booking.com in the SO. Booking.com runs an agency model accommodation reservation platform in which accommodations have complete discretion and control over setting the prices that appear on the Booking.com website. Booking.com is a facilitator of accommodation room reservations; it does not take possession of or title to accommodation rooms and is not a reseller of accommodation rooms. Because Booking.com plays no role in price setting, does not control pricing and does not resell accommodation rooms, it does not believe that it engages in the conduct alleged in the SO. On August 9, 2013, the OFT announced its intention to accept commitments offered by Booking.com, as well as Expedia and Intercontinental Hotel Group, to close the investigation. The OFT sought feedback on the proposed commitments from the public. In light of the feedback received during the consultation and input from the European Commission, the parties submitted revised commitments. On December 20, 2013, the OFT opened a further public consultation on the revised commitments proposed by the parties. This further consultation closed on January 17, 2014. On January 31, 2014, the OFT announced that it accepted the revised commitments ("Commitments") from the parties on the basis that they address the OFT's competition concerns. The OFT has now closed its investigation with no finding of infringement or admission of wrongdoing and no imposition of a fine. The Commitments provide, among other things, that hotels will continue to be able to set retail prices for hotel room reservations on all online travel company websites, such as Booking.com. Online travel companies, such as Booking.com, now have the flexibility to discount a hotel's retail price, but only to members of closed groups, a concept that is defined in the Commitments, who have previously made a reservation with the online travel company. The discount may be up to Booking.com's commission. In addition, Booking.com will not require rate parity from hotels in relation to discounted rates that are provided by other online travel companies or hotels to members of their closed groups, provided the discounted rate is not made public. The Commitments apply to bookings by EEA residents at U.K. hotels.
In addition, the competition authorities of many governments have begun investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. For example, national competition authorities in France, Germany, Austria, Hungary, Sweden and Switzerland have opened investigations that focus on Booking.com's rate parity clause in its contracts with accommodation providers in those jurisdictions. All of these investigations are at a preliminary stage.  We are currently unable to predict the outcome of these investigations or how our business may be affected.  Possible outcomes include requiring Booking.com to remove its rate parity clause from its contracts with accommodation providers in those jurisdictions. We note that the German competition authority has required Hotel Reservation Service to remove its rate parity clause from its contracts with hotels, though this decision is currently subject to appeal. To the extent that regulatory authorities require changes to our business practices or to those currently common to the industry, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding any such investigations could adversely affect our brand and therefore our market share and results of operations.

Further, as our business grows, we may increasingly become the target of such investigations or be limited by anti-trust or competition laws. For example, our size and market share may negatively affect our ability to obtain regulatory approval of proposed acquisitions or our ability to expand into complementary businesses, any of which could adversely affect our ability to grow and compete.

"Cookie" laws could negatively impact the way we do business.
A "cookie" is a text file that is stored on a user's web browser by a website. Cookies are common tools used by thousands of websites, including ours, to, among other things, store or gather information (e.g., remember log-on details so a user does not have to re-enter them when revisiting a website) and enhance the user experience on a website. Cookies are valuable tools for websites like ours to improve the customer experience and increase conversion on their websites.
The European Union's ePrivacy Directive requires member countries to adopt regulations governing the use of "cookies" by websites servicing consumers in the European Union. For example, on June 5, 2012, an amendment to the Dutch Telecommunications Act became effective. The amended act requires websites, including Booking.com, to provide Dutch users with clear and comprehensive information about the storage and use of certain cookies and obtain prior consent from the user before placing certain cookies on a user's web browser. To the extent any such regulations require "opt-in" consent before certain cookies can be placed on a user's web browser, our ability, in particular Booking.com's ability, to serve certain customers in the manner we currently do might be adversely affected and our ability to continue to improve and optimize performance on our websites might be impaired, either of which could negatively affect a consumer's experience using our services. As a result, these regulations could have a material adverse effect on our business, market share and results of operations.

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
The trading prices of Internet company stocks in general, including ours, have experienced extreme price and volume fluctuations. To the extent that the public's perception of the prospects of Internet or e-commerce companies is negative, our stock price could decline, regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations, could cause our stock price to decline. Negative market conditions could adversely affect our ability to raise additional capital or the value of our stock for purposes of acquiring other companies or businesses.
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
The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new service announcements, introductions and enhancements and changing consumer demands. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the progress of technology adoption in various markets, including the continuing adoption of the Internet and online commerce in certain geographies and the emergence and growth of the use of smart phones and tablets for mobile e-commerce transactions, including through the increasing use of mobile apps. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually innovate and improve the performance, features and reliability of our service in response to competitive service offerings and the evolving demands of the marketplace. In particular, we believe that it will be increasingly important for us to effectively offer our services through mobile applications and mobile optimized websites on smart phones and tablets. Any failure by us to successfully develop and achieve customer adoption of our mobile applications and mobile optimized websites would likely have a material and adverse effect on our growth, market share, business and results of operations. We believe that ease-of-use, comprehensive functionality and the look and feel of our mobile apps and mobile optimized websites will be increasingly competitively critical as consumers obtain more of their travel services through mobile devices. As a result, we intend to continue to spend significant resources maintaining, developing and enhancing our websites, including our mobile optimized websites, and our mobile apps and other technology.
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
We regard our intellectual property as critical to our success, and we rely on domain name, trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees, travel service providers, partners and others to protect our proprietary rights. We have filed various applications for protection of certain aspects of our intellectual property in the United States and other jurisdictions, and we currently hold a number of issued patents in multiple jurisdictions. Further, in the future we may acquire additional patents or patent portfolios, which could require significant cash expenditures. However, we may choose not to patent or otherwise register some of our intellectual property and instead rely on trade secret or other means of protecting our intellectual property. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties, and these licensees may take actions that diminish the value of our proprietary rights or harm our reputation. In addition, effective intellectual property protection may not be available in every country in which our services are made available online. We may be required to expend significant time and resources to prevent infringement or to enforce our intellectual property rights.
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
In addition, in the event that one of our major travel service providers voluntarily or involuntarily declares bankruptcy, we could experience an increase in credit card chargebacks from customers with travel reservations with such travel service provider. For example, airlines that participate in our services and declare bankruptcy or cease operations may be unable or unwilling to honor tickets sold for their flights. Our policy in such event is to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we are the merchant-of-record on sales of Name Your Own Price® airline tickets to our customers, however, we could experience a significant increase in demands for refunds or credit card chargebacks from customers, which could materially adversely affect our results of operations and financial condition. For example, in April 2008, Aloha Airlines and ATA Airlines each ceased operations, and we experienced an increase in credit card chargebacks from customers with tickets on those airlines. Agoda.com and rentalcars.com process credit card transactions and operate in numerous currencies. Credit card costs are typically higher for foreign currency transactions and in instances where cancellations occur.

The success of our recent acquisition of KAYAK is subject to numerous risks and uncertainties.
As a result of our acquisition of KAYAK, we are subject to risks associated with KAYAK's business. Such risks include: continued access to travel services information provided by other OTAs and travel service providers; reduction in advertising on KAYAK's websites by competitors of ours; consumer adoption of meta-search services generally and KAYAK's services in particular, and KAYAK's ability to expand its offerings into international markets. Uncertainty regarding KAYAK's business operations following the acquisition may cause consumers, travel service providers and advertisers to delay or defer decisions concerning KAYAK's services. Some of our competitors, such as Expedia, have commercial arrangements with KAYAK that they may decide to terminate or not renew out of competitive concerns related to our ownership of KAYAK. In addition, management focus and resources could be diverted from the day-to-day operation of the business to matters relating to integration of KAYAK with The Priceline Group. Current and prospective KAYAK employees may experience uncertainty about their future roles with us or may decide that they do not want to work for The Priceline Group, which could adversely affect our ability to attract and retain key KAYAK management, sales, marketing, operations and technical personnel. Any of these risks could harm KAYAK's business and results of operations and adversely affect the value of our investment in KAYAK.
A substantial portion of our goodwill relates to our acquisition of the KAYAK business in May 2013. If KAYAK is unsuccessful in profitably growing its global online travel brand or it experiences a significant reduction in advertising revenues due to factors such as a loss of continued access to travel services information provided by other OTAs and travel service providers or a reduction in advertising on its websites and mobile apps, we may incur an impairment charge related to this goodwill.
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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters and the headquarters of our priceline.com business are located in Norwalk, Connecticut, United States of America, where we lease approximately 70,000 square feet of office space. Our Booking.com business is headquartered in Amsterdam, Netherlands, where we lease approximately 202,000 square feet of office space; our Agoda.com business has significant support operations in Bangkok, Thailand, where we lease approximately 76,000 square feet of office space; our KAYAK business is headquartered in Stamford, Connecticut, United States of America, where we lease approximately 18,000 square feet of office space; and our rentalcars.com business is headquartered in Manchester, England, where we lease approximately 49,000 square feet of office space.  We lease additional office space to support our operations in various locations around the world, including hosting and data center facilities in the United States, the United Kingdom, Switzerland, the Netherlands and Hong Kong and sales and support facilities in numerous locations. We do not own any real estate as of December 31, 2013.

We believe that our existing facilities are adequate to meet our current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further expansion of corporate operations.

Item 3.  Legal Proceedings

Litigation Related to Travel Transaction Taxes

We and certain third-party online travel companies ("OTCs") are currently involved in approximately forty lawsuits, including certified and putative class actions, brought by or against states, cities and counties over issues involving the payment of travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.).  Our subsidiaries Lowestfare.com LLC and Travelweb LLC are named in some but not all of these cases.  Generally, each complaint alleges, among other things, that the OTCs violated each jurisdiction's respective relevant travel transaction tax ordinance with respect to the charges and remittance of amounts to cover taxes under each law.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys' fees and other relief.  In addition, approximately seventy-nine municipalities or counties, and at least thirteen states, have initiated audit proceedings (including proceedings initiated by more than forty municipalities in California, which have been inactive for several years), issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes.  Additional state and local jurisdictions are likely to assert that we are subject to travel transaction taxes and could seek to collect such taxes, retroactively and/or prospectively.

With respect to the principal claims in these matters, we believe that the laws at issue do not apply to the services we provide, namely the facilitation of travel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed.  Rather, we believe that the laws at issue generally impose travel transaction taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations or other travel services.  In addition, in many of these matters, the taxing jurisdictions have asserted claims for "conversion" - essentially, that we have collected a tax and wrongfully "pocketed" those tax dollars - a claim that we believe is without basis and have vigorously contested.  The taxing jurisdictions that are currently involved in litigation and other proceedings with us, and that may be involved in future proceedings, have asserted contrary positions and will likely continue to do so.  From time to time, we have found it expedient to settle, and may in the future agree to settle, claims pending in these matters without conceding that the claims at issue are meritorious or that the claimed taxes are in fact due to be paid.

In connection with some of these tax audits and assessments, we may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the laws in judicial proceedings.  This requirement is commonly referred to as "pay to play" or "pay first."  For example, the City and County of San Francisco assessed us approximately $3.4 million (an amount that includes interest and penalties) relating to hotel occupancy taxes, which we paid in July 2009, and issued a second assessment totaling approximately $2.7 million, which we paid in January 2013.  Payment of these amounts, if any, is not an admission that we believe we are subject to such taxes and, even if such payments are made, we intend to continue to assert our position vigorously that we should not be subject to such taxes.  In the San Francisco action, for example, the court ruled in February 2013 that we and OTCs do not owe transient accommodations tax to the city and ordered the city to refund the pay first amounts paid in July 2009; we also are seeking a refund of the amounts paid first in January 2013. The city has taken the position that it need not refund the pay first amounts until after it has exhausted all appeals.

 Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  For example, in January 2013, the Tax Appeal Court for the State of Hawaii held that we and other OTCs are not liable for the State's transient accommodations tax, but held that the OTCs, including us, are liable for the State's general excise tax on the full amount the OTC collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel. We recorded an accrual for travel transaction taxes (including estimated interest and penalties), with a corresponding charge to cost of revenues, of approximately $16.5 million in December 2012 and approximately $18.7 million in the three months ended March 31, 2013, primarily related to this ruling. During the twelve months ended December 31, 2013, we paid approximately $20.6 million under protest to the State of Hawaii related to this ruling. We have filed an appeal now pending before the Hawaii Supreme Court and intend to vigorously appeal this ruling. Other adverse rulings include a decision in September 2012, in which the Superior Court in the District of Columbia granted summary judgment in favor of the District and against the OTCs ruling that tax is due on the OTCs' margin and service fees. Also, in July 2013, the Circuit Court of Cook County, Illinois, ruled that we and the other OTCs are liable for tax and other obligations under Chicago Hotel Accommodations Tax. In addition, in October 2009, a jury in a San Antonio class action found that we and the other OTCs that are defendants in the lawsuit "control" hotels for purposes of the local hotel occupancy tax ordinances at issue and are, therefore, subject to the requirements of those ordinances. We intend to vigorously appeal the trial court's final judgment.

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

To the extent that any tax authority succeeds in asserting that we have a tax collection responsibility, or we determine that we have such a responsibility, with respect to future transactions, we may collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of travel reservations to our customers and, consequently, could make our travel reservation services less competitive (as compared to the services of other OTCs or travel service providers) and reduce our travel reservation transactions; alternatively, we could choose to reduce the compensation for our services.  Either action could have a material adverse effect on our business and results of operations.

We estimate that, since our inception through December 31, 2013, we have earned aggregate gross profit, including fees, from our entire U.S. merchant hotel business (which includes, among other things, the differential between the price paid by a customer for our services and the cost of the underlying room) of approximately $1.9 billion.  This gross profit was earned in over a thousand taxing jurisdictions that we believe have aggregate tax rates (which may include hotel occupancy taxes and state and local taxes, among other taxes) associated with a typical transaction between a consumer and a hotel that generally range from approximately 3% to approximately 18%, depending on the jurisdiction. In many of the judicial and other proceedings initiated to date, the taxing jurisdictions seek not only historical taxes that are claimed to be owed on our gross profit, but also, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  Therefore, any liability associated with hotel occupancy tax matters is not constrained to our liability for tax owed on its historical gross profit, but may also include, among other things, penalties, interest and attorneys' fees.  To date, the majority of the taxing jurisdictions in which we facilitate hotel reservations have not asserted that these taxes are due and payable on our U.S. merchant hotel business.  With respect to taxing jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from us only on a prospective basis. The gross profit figure above reflects all jurisdictions, including those where legal proceedings have been resolved and some jurisdictions that have chosen to revise their tax ordinances rather than pursue claims for past taxes.
Reserve for Travel Transaction Taxes

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, we have established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $55 million at December 31, 2013 compared to approximately $56 million at December 31, 2012 (which includes, among other things, amounts related to the litigation in the State of Hawaii, District of Columbia, San Antonio and Chicago). The accrual is based on our estimate of the probable cost of resolving these issues. Our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

Developments in and after the Year Ended December 31, 2013

In and after the year ended December 31, 2013, ten new actions commenced.

•
Fargo v. Expedia, Inc., et al., (District Court for Cass County, North Dakota; filed in February 2013) is an action brought by the City of Fargo, North Dakota against us and other OTC defendants asserting violation of the city's lodging and sales tax ordinances, as well claims for conversion, unjust enrichment and seeking injunctive relief.

•
On June 17, 2013, we and other OTCs each filed in the Hawaii Tax Appeal Court appeals of a second set of hotel tax and general excise tax assessments issued by the State; these assessments relate to the tax year 2012.  Those actions are captioned In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of Tax Appeal of Travelweb LLC (Tax Appeal Court of the State of Hawaii) and have been consolidated.  On December 16, 2013, the Tax Appeal Court stayed these actions pending resolution of the appeal currently pending before the Hawaii Supreme Court.

•
On July 8, 2013, in Warrenville, et al. v. Priceline.com Incorporated, et al. (U.S. District Court for the Northern District of Illinois; filed in April 2013), the plaintiffs voluntarily dismissed the putative class action pending in federal court, and filed a new class action complaint in Illinois state court.  That action, which was removed to federal court, is captioned Village of Bedford Park, et al. v. Expedia, Inc., et al. (U.S. District Court for the Northern District of Illinois; filed in July 2013).  The complaint alleges violation of the municipalities' respective accommodations ordinances, conversion, civil conspiracy, unjust enrichment and breach of fiduciary duty, and seeks a declaratory judgment, imposition of a constructive trust, and an accounting.

•	Department of Revenue, Finance and Administration Cabinet, Commonwealth of Kentucky v. Expedia, Inc., et al.

(Franklin County Circuit Court, Kentucky) was filed on July 15, 2013. The complaint alleges violation of the Commonwealth's sales tax law, breach of fiduciary duty, conversion and money had and received, and seeks imposition of a constructive trust and injunctive relief.

•
City of Columbia, South Carolina, et al. v. Hotelguides.com, Inc. et al. (Court of Common Pleas, Ninth Judicial Circuit, County of Charleston; filed in July 2013) is a putative class action brought on behalf of South Carolina local governments and taxing authorities against us and other OTCs (and other defendants) alleging that the defendants have failed to collect and/or remit transient accommodations taxes as required by the putative class members' respective ordinances. The complaint asserts violations of these ordinances, conversion, civil conspiracy, "voluntary undertaking" and "contractual undertaking" by defendants, and other equitable claims, including constructive trust, unjust enrichment and an accounting.

•
On September 27, 2013, we and other OTCs filed a complaint in Expedia, Inc., et al. v. Oregon Department of Revenue (Oregon Tax Court), seeking declaratory relief as to Oregon House Bill 2656.  On the same date, we and other OTCs filed a request with the Oregon Department of Revenue for an administrative ruling with respect to that bill. HB 2656 purports to amend Oregon's transient lodging tax statute, effective October 7, 2013, to subject the OTCs' compensation to the tax insofar as the OTCs are "transient lodging intermediaries."

•
State of New Hampshire v. priceline.com Incorporated, et al. (Merrimack Superior Court) was filed on October 16, 2013. The complaint alleges violation of the state meals and rooms tax, violation of the New Hampshire Consumer Protection Act, breach of fiduciary duty, conversion, unjust enrichment, an equitable claim for money had and received and civil conspiracy, and seeks an accounting, imposition of a constructive trust and injunctive relief with respect to the OTCs' merchant hotel and rental car services.

•
On November 5, 2013, we and other OTCs filed in the Superior Court of California for the County of San Francisco appeals of a second set of hotel tax assessments issued by the City and County of San Francisco; these assessments relate to tax years 2011 and 2012.  On January 8, 2014, the Superior Court of California for the County of Los Angeles granted the OTCs' motion to transfer those cases to the Superior Court of California for the County of Los Angeles, where the other California state court cases have been coordinated.  The court has issued an order staying this action pending the outcome of the city's appeal of the decision in the first San Francisco action, which appeal is currently pending in the California Court of Appeal.

•
On January 7, 2014, we and other OTCs filed in the Hawaii Tax Appeal Court appeals of general excise tax assessments issued by the State for car rental transactions allegedly made during tax years 2000 to 2012.  Those actions are captioned In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of Tax Appeal of Travelweb LLC (Tax Appeal Court of the State of Hawaii).

There were decisions on dispositive motions in several of the pending matters, as well as decisions on appeal, and other decisions of note, including those described below.

•
As set forth above, in In the Matter of the Appeal of priceline.com Incorporated (and a related action brought by Travelweb LLC) (Tax Appeal Court of the State of Hawaii; filed July 3, 2012); (Hawaii Supreme Court; appeal transferred December 24, 2013), the Tax Appeal Court for the State of Hawaii entered judgment on August 15, 2013, holding (a) we and other OTCs are not liable for the State's transient accommodations tax, and (b) we and the other OTCs are liable for the general excise tax on the full amount the OTC collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel.  On August 19, 2013, the State appealed the transient accommodations tax ruling to the Intermediate Court of Appeals.  On September 11, 2013, we and other OTCs filed a cross-appeal of the general excise tax ruling in the Intermediate Court of Appeals.  On December 24, 2013, the Hawaii Supreme Court granted the parties' joint motion to transfer the appeal to that court from the Intermediate Court of Appeals.

•
On January 9, 2013, the trial court in Orbitz, LLC, et al. v. Broward County, Florida, et al. denied the county's motion for rehearing on its previous ruling, issued July 13, 2012, granting summary judgment to OTCs.  The county filed a notice of appeal to the Florida First District Court of Appeal on February 5, 2013.  The First District heard oral argument on Broward County's appeal on February 11, 2014 and affirmed judgment in favor of the OTCs on February 12, 2014. On February 14, 2014, Broward County filed motions seeking expedited certification of an appeal to the Florida Supreme Court.

•
In City of Branson, Missouri v. Hotels.com, L.P., et al. (Circuit Court of Greene County, Missouri), on January 23, 2013, the Missouri Court of Appeals, Northern Division, affirmed the judgment of the trial court, entered January 31, 2012, granting defendants' motion to dismiss. On April 30, 2013 the Supreme Court of Missouri denied the plaintiff's request to transfer the case to that court.

•
On January 23, 2013, the California Supreme Court denied petitions for review filed by the cities of Anaheim and Santa Monica.  Those cities had sought review of appellate court decisions holding we and other OTCs are not liable for transient occupancy taxes.  The Supreme Court's denial of the petitions marked the end of the cases captioned Priceline.com Inc., et al. v. City of Anaheim, California, et al. (California Superior Court, County of Orange; filed in

February 2009), and City of Santa Monica v. Expedia, Inc., et al. (California Superior Court, Los Angeles County; filed in June 2010).  On January 31, 2013, the City of Santa Monica refunded to us the amounts we had "paid first" in order to appeal the city's assessments.

•
On February 6, 2013, the Los Angeles Superior Court in Priceline.com, Inc., et al. v. City and County of San Francisco, California, et al. (California Superior Court, County of Los Angeles; filed in June 2009); (California Court of Appeal; filed in December 2013) granted summary judgment in favor of us and the other OTCs, holding they are not liable to the City and County of San Francisco for transient occupancy taxes.  The court also granted the OTCs' claim for a refund of the pay first amounts the OTCs paid to San Francisco in July 2009.  The court entered judgment in October 2013.  San Francisco filed its notice of appeal in December 2013.

•
In Leon County, et al. v. Expedia, Inc., et al. (Second Judicial Circuit Court for Leon County; filed November 2009); (Florida First District Court of Appeal; filed in May 2012); (Supreme Court of Florida; filed in May 2013), on February 28, 2013, the First District Court of Appeal affirmed summary judgment in favor of defendant OTCs.  The plaintiffs filed a notice of appeal to the Florida Supreme Court.  Oral argument before the Florida Supreme Court in this case is scheduled for April 30, 2014.

•
The Wyoming State Board of Equalization issued its findings of fact, conclusions of law, decision and order on February 28, 2013, finding that OTCs are subject to that state's accommodations tax.  On March 27, 2013, in Travelocity.com LP, et al., v. Wyoming Department of Revenue (District Court for the County of Laramie, 1st Judicial Dist.; petition for review filed and petition granted by Wyoming Supreme Court in April 2013), we and the other OTCs filed a petition for judicial review. The Wyoming Supreme Court heard oral argument on November 21, 2013.

•
On March 12, 2013, in Expedia, Inc., et al. v. City and County of Denver, et al. (District Court for City and County of Denver, Colorado; filed March 2012); (Colorado Court of Appeals; appeal filed in April 2013), the trial court entered an order upholding the administrative hearing officer's opinion that OTCs are subject to accommodations tax, but also finding that the statute of limitations limits any recovery by the City of Denver to the period April 30, 2007 forward.  We filed with the Colorado Court of Appeals a notice of appeal of that decision on April 26, 2013. The parties have fully briefed the issues on appeal and have requested oral argument, however the Court of Appeals has not set a date for argument.

•
On April 4, 2013, in City of San Antonio, Texas v. Hotels.com, L.P., et al. (U.S. District Court for the Western District of Texas; filed in May 2006), the court entered its judgment against us and other OTC defendants.  We are appealing the judgment. On May 2, 2013, the OTC defendants filed a renewed motion for judgment as a matter of law and, alternatively, motion for new trial. On the same day, plaintiffs filed a motion to amend the judgment as it concerns the court's penalty calculations. In further proceedings, the court will determine, among other things, the amount of attorneys' fees, which could be significant.

•
On April 18, 2013, in City of Los Angeles v. Hotels.com, et al., (California Superior Court, Los Angeles County, filed in December 2004), the Los Angeles Superior Court granted the OTC defendants' motion for judgment, holding the OTCs are not subject to the city's transient occupancy tax.  The court signed the judgment on January 8, 2014.  The city may appeal the decision.

•
On April 30, 2013, in Elizabeth McAllister, et al. v. Hotels.com L.P., et al., (Circuit Court of Saline County, Arkansas; filed in February 2011); (Arkansas Supreme Court; appeal filed in June 2013), the trial court granted the OTC defendants' motion to dismiss, holding plaintiffs lack standing.  On June 19, 2013, Plaintiffs appealed to the Arkansas Supreme Court but subsequently moved to voluntarily dismiss the appeal.  On January 9, 2014, the Arkansas Supreme Court granted plaintiffs' motion to voluntarily dismiss the appeal.

•
On July 8, 2013, in City of Chicago, Illinois v. Hotels.com, L.P., et al. (Circuit Court of Cook County Illinois; filed in November 2005), the Cook County Circuit Court entered an order denying the OTCs' motion for summary judgment and granting, in part, the City's motion for summary judgment relating to the Chicago Hotel Accommodations Tax ("CHAT") and related common law claims, holding that we and the other OTCs are liable for that tax and other obligations under CHAT.  The Court's order applied only to liability and did not address or resolve any issues as to damages.

•
On August 16, 2013, in Leon County v. Expedia, Inc. et al. (Second Judicial Circuit Court for Leon County, Florida; filed in December 2009); (Florida First District Court of Appeal; appeal filed in October 2012); (Supreme Court of Florida; appeal filed in October 2013) the First District Court of Appeal affirmed the trial court's grant of summary judgment in favor of the OTCs.  The parties have completed jurisdictional briefing before the Florida Supreme Court.  On December 31, 2013, the Florida Supreme Court stayed the appeal pending the outcome of the pending appeal in Leon County, et al. v. Expedia, Inc., et al.

•
In Hamilton County, Ohio, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Ohio; filed in August 2010), the district court granted summary judgment to defendant OTCs on August 30, 2013.  Plaintiffs did not appeal that decision.

•
On September 30, 2013, in City of Atlanta, Georgia v. Hotels.com L.P., et al. (Superior Court of Fulton County, Georgia; filed in March 2006); (Court of Appeals of the State of Georgia; appeal filed in January 2007); (Georgia Supreme Court; appeal filed in November 2013), the trial court granted defendant OTCs' motion for summary judgment dismissing all of plaintiff's remaining claims.  On November 25, 2013, plaintiffs filed with the Georgia Supreme Court a notice of appeal of the summary judgment order.

•
On October 15, 2013, in District of Columbia v. Expedia, Inc., et al. (Superior Court of District of Columbia; filed in March 2011), we entered into a stipulated judgment for damage claims asserted through March 31, 2013 but reserved for each party the right to appeal any and all of the court's rulings on liability.  On October 28, 2013, the court stayed the case between the District and us but is allowing the case to proceed against the remaining defendants. On December 6, 2013, the court granted partial summary judgment in favor of the OTCs, ruling that a failure to separately state the tax amount does not render the OTCs' tax recovery charge part of the "sales price" subject to tax.

•
On December 13, 2013, in City of Rome, Georgia, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Georgia; filed in November 2005); (U.S. Court of Appeals for the Eleventh Circuit appeal filed in September 2012), the Eleventh Circuit affirmed the district court's grant of summary judgment in favor of the defendant OTCs on plaintiffs' "collect but not remit" theory and claim for back taxes.  Plaintiffs' petition for rehearing and rehearing en banc was denied on February 6, 2014.

Class certification rulings were issued in two matters. On April 11, 2013, in County of Nassau v. Expedia, Inc., et al. (Supreme Court of Nassau County, New York; filed in September 2011); (Appellate Division, Second Department; appeal filed in April 2013), the trial court certified the action as a class action.  On April 26, 2013, we and other OTC defendants filed a notice of appeal of that decision and the trial court's prior denial of the OTC defendants' motion to dismiss. On October 10, 2013, in Pine Bluff Advertising and Promotion Commission, Jefferson County, Arkansas, et al. v. Hotels.com, LP, et al. (Circuit Court of Jefferson County, Arkansas; filed in September 2009); (Arkansas Supreme Court; appeal filed in March 2013), the Arkansas Supreme Court affirmed certification of a class.

Four matters were resolved through settlement. Baltimore County, Maryland v. Priceline.com, Inc., et al. (U.S. District Court for the District of Maryland; filed in May 2010) was dismissed against us on January 7, 2013 pursuant to a settlement. Montgomery County, Maryland v. Priceline.com, Inc., et al. (U.S. District Court for the District of Maryland;
filed in December 2010) was dismissed against us on April 5, 2013 pursuant to a settlement. In The Village of Rosemont, Illinois v. Priceline.com, Inc., et al. (U.S. District Court for the Northern District of Illinois; filed in July 2009) (U.S. Court of Appeals for the Seventh Circuit, appeal filed in November 2012), we and other OTC defendants resolved the litigation through settlement. The case was dismissed with prejudice on August 6, 2013. We and other OTC defendants also resolved the remaining issues in City of Gallup, New Mexico v. Hotels.com, L.P., et al. (U.S. District Court for the District of New Mexico; filed in July 2007); (U.S. Court of Appeals for the Tenth Circuit; appeal filed in April 2013). The case was remanded to the district court, which has granted preliminary approval of the settlement.

In addition, in State of Florida Attorney General v. Expedia, Inc., et al. (filed in November 2010), the Attorney General for the State of Florida filed a notice of voluntary dismissal on April 8, 2013.

We intend to vigorously defend against the claims in all of the proceedings described below.

Statewide Class Actions and Putative Class Actions

Such actions include:

•	City of Los Angeles, California v. Hotels.com, Inc., et al. (California Superior Court, Los Angeles County; filed in December 2004);

•
City of Rome, Georgia, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Georgia; filed in November 2005); (U.S. Court of Appeals for the Eleventh Circuit appeal filed in September 2012);

•	City of San Antonio, Texas v. Hotels.com, L.P., et al. (U.S. District Court for the Western District of Texas; filed in May 2006);

•
City of Gallup, New Mexico v. Hotels.com, L.P., et al. (U.S. District Court for the District of New Mexico; filed in July 2007); (U.S. Court of Appeals for the Tenth Circuit; appeal filed in April 2013);

•
Pine Bluff Advertising and Promotion Commission, Jefferson County, Arkansas, et al. v. Hotels.com, LP, et al. (Circuit Court of Jefferson County, Arkansas; filed in September 2009); (Arkansas Supreme Court; appeal filed in March 2013);

•
County of Lawrence, Pennsylvania v. Hotels.com, L.P., et al. (Court of Common Pleas of Lawrence County, Pennsylvania; filed Nov. 2009); (Commonwealth Court of Pennsylvania; appeal filed in November 2010);

•	Town of Breckenridge, Colorado v. Colorado Travel Company, LLC, et al. (District Court for Summit County, Colorado; filed in July 2011);

•	County of Nassau v. Expedia, Inc., et al. (Supreme Court of Nassau County, New York; filed in September

2011); (Appellate Division, Second Department; appeal filed in April 2013);

•	Village of Bedford Park, et al. v. Expedia, Inc. et al. (U.S. District Court for the Northern District of Illinois; filed in July 2013); and

•	City of Columbia, South Carolina, et al. v. Hotelguides.com, Inc. et al. (Court of Common Pleas, Ninth Judicial Circuit, County of Charleston; filed in July 2013).

Actions Filed on Behalf of Individual Cities, Counties and States

Such actions include:

•	City of Chicago, Illinois v. Hotels.com, L.P., et al. (Circuit Court of Cook County Illinois; filed in November 2005);

•
City of San Diego, California v. Hotels.com L.P., et al. (California Superior Court, San Diego County; filed in September 2006) (Superior Court of California, Los Angeles County) (California Court of Appeal; appeal filed in August 2012);

•
City of Atlanta, Georgia v. Hotels.com L.P., et al. (Superior Court of Fulton County, Georgia; filed in March 2006); (Court of Appeals of the State of Georgia; appeal filed in January 2007); (Georgia Supreme Court; further appeal filed in December 2007; petition for writs of mandamus and prohibition filed in December 2012; further appeal filed in November 2013);

•
Wake County, North Carolina v. Hotels.com, L.P., et al. (General Court of Justice, Superior Court Division, Wake County, North Carolina; filed in November 2006); (Court of Appeals of North Carolina; appeal filed in January 2013); Dare County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Dare County, North Carolina; filed in January 2007); (Court of Appeals of North Carolina; appeal filed in January 2013); Buncombe County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Buncombe County, North Carolina; filed in February 2007); (Court of Appeals of North Carolina; appeal filed in January 2013); Mecklenburg County, North Carolina v. Hotels.com LP, et al. (General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina; filed in January 2008); (Court of Appeals of North Carolina; appeal filed in January 2013);

•
Leon County, et al. v. Expedia, Inc., et al. (Second Judicial Circuit Court for Leon County, Florida; filed November 2009); (Florida First District Court of Appeal; appeal filed in May 2012); (Florida Supreme Court; jurisdiction accepted in September 2013);

•
Leon County v. Expedia, Inc. et al. (Second Judicial Circuit Court for Leon County, Florida; filed in December 2009); (Florida First District Court of Appeal; appeal filed in October 2012); (Florida Supreme Court; notice to invoke jurisdiction filed in October 2013);

•	Montana Department of Revenue v. Priceline.com, Inc., et al. (First Judicial District Court of Lewis and Clark County, Montana; filed in November 2010);

•	District of Columbia v. Expedia, Inc., et al. (Superior Court of District of Columbia; filed in March 2011);

•	Volusia County, et al. v. Expedia, Inc., et al. (Circuit Court for Volusia County, Florida; filed in April 2011);

•	State of Mississippi v. Priceline.com Inc., et al., (Chancery Court of Hinds County, Mississippi; filed in January 2012);

•	County of Kalamazoo, Michigan v. Hotels.com L.P., et al. (Circuit Court for the County of Kalamazoo; filed August 2012);

•	Fargo v. Expedia, Inc. et al. (District Court for the County of Cass; filed in February 2013);

•	Department of Revenue, Finance and Administration Cabinet, Commonwealth of Kentucky v. Expedia, Inc. et al. (Franklin Circuit Court, Kentucky; filed in July 2013); and

•	State of New Hampshire v. priceline.com Incorporated, et al. (Merrimack Superior Court; filed in October 2013).

Judicial Actions Relating to Assessments Issued by Individual Cities, Counties and States

We may seek judicial review of assessments issued by an individual city or county. Currently pending actions seeking such a review include:

•
Priceline.com, Inc., et al. v. Broward County, Florida (Circuit Court - Second Judicial Circuit, Leon County, Florida; filed in January 2009); (Florida First District Court of Appeal; filed in February 2013);

•	Priceline.com, Inc. v. Indiana Department of State Revenue (Indiana Tax Court; filed in March 2009);

•
Priceline.com, Inc., et al. v. City and County of San Francisco, California, et al. (California Superior Court, County of Los Angeles; filed in June 2009); Priceline.com, Inc. v. City and County of San Francisco, California, et al. (California Superior Court, County of Los Angeles; filed in November 2013);

•	Priceline.com, Inc. v. Miami-Dade County, Florida, et al. (Eleventh Judicial Circuit Court for Miami-Dade, County, Florida; filed in December 2009);

•	Priceline.com Incorporated, et al. v. Osceola County, Florida, et al. (Circuit Court of the Second Judicial Circuit, in and For Leon County, Florida; filed in January 2011);

•
In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of the Tax Appeal of Travelweb LLC  (Tax Appeal Court of the State of Hawaii; filed in March 2011) (Hawaii Supreme Court; appeal transferred in December 2013); In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of the Tax Appeal of Travelweb LLC (Tax Appeal Court of the State of Hawaii, filed in July 2012) (Hawaii Supreme Court; appeal transferred in December 2013); In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of Tax Appeal of Travelweb LLC (Tax Appeal Court of the State of Hawaii, filed in June 2013); In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of Tax Appeal of Travelweb LLC (Tax Appeal Court of the State of Hawaii; filed in January 2014);

•	Expedia, Inc. et al. v. City of Portland (Circuit Court for Multnomah County, Oregon, filed in February 2012);

•	Expedia, Inc., et al. v. City and County of Denver, et al. (District Court for Denver County, Colorado, filed in March 2012); (Colorado Court of Appeal; appeal filed in April 2013);

•
Travelocity.com LP, et al., v. Wyoming Department of Revenue (District Court for the County of Laramie, 1st Judicial Dist.; petition for review filed and petition granted by Wyoming Supreme Court in April 2013); and

•	Expedia, Inc., et al. v. Oregon Department of Revenue (Oregon Tax Court; filed in September 2013).

Administrative Proceedings and Other Possible Actions

At various times, we have also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to our charges and remittance of amounts to cover state and local travel transaction taxes.  Among others, the City of Phoenix, Arizona (on behalf of itself and twelve other Arizona cities); the City of Paradise Valley, Arizona; fifteen cities (and one county) in Colorado; Arlington, Texas; Lake County, Indiana; Saratoga County, New York; and state tax officials from Arkansas, Colorado, Louisiana, Maine, Maryland, Michigan, South Dakota, Texas, West Virginia, and Wisconsin have begun formal or informal administrative procedures or stated that they may assert claims against us relating to allegedly unpaid state or local travel transaction taxes.  Between 2008 and 2010, we received audit notices from more than forty cities in the state of California.  The audit proceedings in those cities have not been active but have not been formally closed.  We have also been contacted for audit by five counties in the state of Utah.

OFT Inquiry

In July 2012, the Office of Fair Trading (the "OFT"), the competition authority in the United Kingdom, issued a "Statement of Objections" ("SO") to Booking.com, which set out the OFT's preliminary views on why it believed Booking.com and others in the hotel online booking sector were allegedly in breach of E.U. and U.K. competition law.  The SO alleged, among other things, that there were agreements or concerted practices between hotels and Booking.com and between hotels and at least one other OTC that restricted Booking.com's (and the other OTC's) ability to discount hotel room reservations, which the OFT alleged was a form of resale price maintenance.  We dispute the allegations in the SO.

On August 9, 2013, the OFT announced its intention to accept commitments offered by Booking.com, as well as Expedia and Intercontinental Hotel Group, to close the investigation.  The OFT sought feedback on the proposed commitments from the public. In light of the feedback received during the consultation and input from the European Commission, the parties submitted revised commitments. On December 20, 2013, the OFT opened a further public consultation on the revised commitments proposed by the parties.  This further consultation closed on January 17, 2014.

On January 31, 2014, the OFT announced that it accepted the revised commitments ("Commitments") from the parties on the basis that they address the OFT's competition concerns.  The OFT has now closed its investigation with no finding of infringement or admission of wrongdoing and no imposition of a fine.

The Commitments provide, among other things, that hotels will continue to be able to set retail prices for hotel room reservations on all OTC websites, such as Booking.com.  OTCs, such as Booking.com, now have the flexibility to discount a hotel's retail price, but only to members of closed groups, a concept that is defined in the Commitments, who have previously made a booking with the OTC.  The discount may be up to Booking.com's commission.  In addition, Booking.com will not require rate parity from hotels in relation to discounted rates that are provided by other OTCs or hotels to members of their closed groups, provided the discounted rate is not made public.  The Commitments apply to bookings by EEA residents at UK hotels.

Investigations have also been opened by the national competition authorities in France, Germany, Austria, Hungary, Sweden and Switzerland that focus on Booking.com's rate parity clause in its contracts with accommodation providers in those jurisdictions.  All of these investigations are at a preliminary stage.  We are currently unable to predict the outcome of these investigations or how our business may be affected.  Possible outcomes include requiring Booking.com to remove its rate parity clause from its contracts with accommodation providers in those jurisdictions.

Lawsuits Alleging Antitrust Violations

On August 20, 2012, one complaint was filed on behalf of a putative class of persons who purchased hotel room reservations from certain hotels (the "Hotel Defendants") through certain OTC defendants, including us.  The initial complaint, Turik v. Expedia, Inc., Case No. 12-cv-4365, filed in the U.S. District Court for the Northern District of California, alleges that the Hotel Defendants and the OTC defendants violated federal and state laws by entering into a conspiracy to enforce a minimum resale price maintenance scheme pursuant to which putative class members paid inflated prices for hotel room reservations that they purchased through the OTC defendants.  Thirty-one other complaints containing similar allegations have been filed in a number of federal jurisdictions across the country. Plaintiffs in these actions seek treble damages and injunctive relief.

The Judicial Panel on Multidistrict Litigation ("JPML") heard arguments on a motion for consolidation and transfer of pretrial proceedings under 28 U.S.C. § 1407 on November 29, 2012.  Pursuant to JPML orders, all of the pending cases were consolidated before Judge Boyle in the U.S. District Court for the Northern District of Texas. On May 1, 2013, an amended consolidated complaint was filed.

On July 1, 2013, we, together with the other OTC defendants and Hotel Defendants, filed a joint motion to dismiss the amended consolidated complaint. On August 15, 2013, plaintiffs filed their opposition to defendants' motion to dismiss and, on September 16, 2013, the defendants filed their reply brief.  On December 17, 2013 the Court heard oral arguments on the defendants' motion to dismiss. On February 18, 2014, Judge Boyle dismissed the amended consolidated complaint without prejudice, and ordered that plaintiffs must move for leave to amend within thirty days if they wish to file a second consolidated amended complaint, and further ordered that any such motion for leave to amend be accompanied by a synopsis explaining why a second amended complaint would overcome the deficiencies stated in the court's February 18, 2014 Memorandum Opinion and Order. If plaintiffs move for leave to amend, the defendants may file a response to that motion within fourteen days of plaintiffs' motion.

We intend to defend vigorously against the claims in all of the proceedings described in Note 16.  We have accrued for certain legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated.  Except as disclosed, such amounts accrued are not material to our consolidated balance sheets and provisions recorded have not been material to our consolidated results of operations or cash flows.  We are unable to estimate a reasonably possible range of loss.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "PCLN."  The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the NASDAQ Global Select Market:

2013	High	Low

First Quarter	$728.70	$627.67
Second Quarter	847.33	677.72
Third Quarter	1,019.95	831.11
Fourth Quarter	1,198.75	972.40

2012	High	Low

First Quarter	$736.92	$469.28
Second Quarter	774.96	603.49
Third Quarter	695.15	553.42
Fourth Quarter	679.23	553.97

Holders

As of February 13, 2014, there were approximately 266 stockholders of record of priceline.com Incorporated's common stock.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

Performance Measurement Comparison

The following graph shows the total stockholder return through December 31, 2013 of an investment of $100 in cash on December 31, 2008 for priceline.com Incorporated common stock and an investment of $100 in cash on December 31, 2008 for (i) the NASDAQ Composite Index, (ii) the Standard and Poor's 500 Index and (iii) the Research Data Group ("RDG") Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the Internet industry, including Internet software and service companies and e-commerce companies. Historic stock performance is not necessarily indicative of future stock price performance.  All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month:

Measurement Point December 31	Priceline.com Incorporated	NASDAQ Composite Index	S&P 500 Index	RDG Internet Composite

2008	$100.00	$100.00	$100.00	$100.00
2009	296.55	144.88	126.46	175.07
2010	542.50	170.58	145.51	202.22
2011	635.04	171.30	148.59	209.97
2012	842.35	199.99	172.37	253.14
2013	1,578.28	283.39	228.19	344.69

Sales of Unregistered Securities

Between November 5, 2013 and December 31, 2013, we issued 432,392 shares of our common stock in connection with the conversion of $183,199,000 principal amount of our 1.25% Convertible Senior Notes due 2015. The conversions were effected in accordance with the indenture, which provides that the principal amount of converted notes be paid in cash and the conversion premium be paid in cash and/or shares of common stock at our election. In each case, we chose to pay the conversion premium in shares of common stock (fractional shares are paid in cash). The issuances of the shares were not registered under the Securities Act of 1933, as amended (the "Act") pursuant to Section 3(a)(9) of the Act.

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended December 31, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2013 —	—		—	—	$382	(1)
October 31, 2013	—		—	—	$654,533,249	(2)
	13	(3)	$1,068.55	N/A	N/A	(3)

November 1, 2013 —	—		—	—	$382	(1)
November 30, 2013	—		—	—	$654,533,249	(2)
	438	(3)	$1,125.70	N/A	N/A	(3)

December 1, 2013 —	—		—	—	$382	(1)
December 31, 2013	—		—	—	$654,533,249	(2)
	—		—	N/A	N/A	(3)

Total	451	(3)	$1,124.05	—	$654,533,631
_____________________________

(1)	Pursuant to a stock repurchase program announced on March 4, 2010, whereby the Company was authorized to repurchase up to $500,000,000 of its common stock.

(2)	Pursuant to a stock repurchase program announced on May 29, 2013, whereby the Company was authorized to repurchase up to $1,000,000,000 of its common stock.
(3)                                 Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA

The following selected consolidated financial data presented below are derived from the Consolidated Financial Statements and related Notes of the Company, and should be read in connection with those statements, some of which are included herein.  Selected financial data reflects data related to rentalcars.com from its acquisition date of May 2010 and KAYAK from its acquisition date of May 2013. The information set forth below is not necessarily indicative of future results and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)

Total revenues	$6,793,306	$5,260,956	$4,355,610	$3,084,905	$2,338,212
Cost of revenues	1,077,420	1,177,275	1,275,730	1,175,934	1,077,449
Gross profit	5,715,886	4,083,681	3,079,880	1,908,971	1,260,763
Total operating expenses	3,303,472	2,253,888	1,680,958	1,122,174	789,928
Operating income	2,412,414	1,829,793	1,398,922	786,797	470,835
Total other expense	115,877	67,924	31,128	40,514	28,533
Income tax expense (benefit)(1)	403,739	337,832	308,663	218,141	(47,168)
Equity in income (loss) income of investees	—	—	—	—	2
Net income(1)	1,892,798	1,424,037	1,059,131	528,142	489,472
Net income attributable to noncontrolling interests(2)	135	4,471	2,760	601	—
Net income applicable to common stockholders (1)	1,892,663	1,419,566	1,056,371	527,541	489,472
Net income applicable to common stockholders per basic common share(1)	37.17	28.48	21.27	11.00	11.54
Net income applicable to common stockholders per diluted share(1)	36.11	27.66	20.63	10.35	9.88
Total assets	10,444,460	6,569,742	3,970,671	2,905,953	1,834,224
Long-term obligations, redeemable noncontrolling interests(3)	2,304,917	1,731,385	788,218	621,624	263,708
Total liabilities	3,526,198	2,457,825	1,191,971	1,046,828	476,610
Total stockholders' equity	6,909,729	3,896,975	2,574,295	1,813,336	1,321,629
_____________________________

(1)
 The Company recorded non-cash income tax benefits for the year ended December 31, 2009, resulting from the reversal of a portion of its valuation allowance on its deferred tax assets related to net operating loss carryforwards of $183.3 million.

(2)
Redeemable noncontrolling interests beginning in 2010 relates to the Company's purchase of rentalcars.com in May 2010. In April 2011, in connection with the exercise of certain call and put options in March 2011, the redeemable noncontrolling interests in rentalcars.com were reduced from 24.4% to 19.0%.  In April 2012, in connection with the exercise of certain call and put options in March 2012, the redeemable noncontrolling interests in rentalcars.com were reduced from 19.0% to 12.7%. In April 2013, in connection with the exercise of certain call and put options in March 2013, the Company purchased the remaining outstanding shares underlying the redeemable noncontrolling interests.

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

Overview

We are a leading online travel company that connects consumers wishing to make travel reservations with providers of travel services around the world. We offer consumers accommodation reservations through our Booking.com, priceline.com, and Agoda.com brands. In the United States, we also offer consumers reservations for rental cars, airline tickets, vacation packages and cruises through the priceline.com brand. We offer rental car reservations worldwide through rentalcars.com. We also allow consumers to easily compare airline ticket, hotel reservation and rental car reservation information from hundreds of travel websites at once through KAYAK's websites and mobile applications (or "apps"). We refer to our company and all of our subsidiaries and brands, including Booking.com, priceline.com, Agoda.com, KAYAK and rentalcars.com, collectively as "The Priceline Group," the "Company," "we," "our" or "us."

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include Booking.com, Agoda.com, KAYAK, and rentalcars.com, which are independently managed and operated brands.  Our principal goal is to serve consumers with worldwide leadership in online travel services.  Our business is driven primarily by international results, which consist of the results of Booking.com, Agoda.com and rental cars.com, as well as the results of KAYAK's international based websites, in each case regardless of where the consumer is resident, from where the consumer makes a reservation or where the travel service is provided. During the year ended December 31, 2013, our international business (the substantial majority of which is generated by Booking.com) represented approximately 85% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 94% of our consolidated operating income. A significant majority of our gross profit is earned in connection with facilitating accommodation reservations.

We derive substantially all of our gross profit from the following sources:

•	Commissions earned from facilitating reservations of accommodations, rental cars, cruises and other travel services;

•	Transaction gross profit and customer processing fees from our accommodation, rental car, and vacation package reservation services;

•	Advertising revenues primarily earned by KAYAK from sending referrals to travel service providers and OTAs as well as from advertising placements on KAYAK's websites and mobile apps; and

•
Global distribution system ("GDS") reservation booking fees related to our Name Your Own Price® accommodation, rental car and airline ticket reservation services, and price-disclosed airline ticket and rental car reservation services.

The retail and semi-opaque travel services offered by our U.S. and international brands are recorded in revenue on a "net" basis and have no associated cost of revenue. Our priceline.com U.S. brand offers merchant Name Your Own Price® opaque travel services, which are recorded in revenue on a "gross" basis and have associated cost of revenue. Therefore, revenue increases and decreases are impacted by changes in the mix of our revenues between Name Your Own Price® travel services and other travel services. Gross profit reflects the commission or net margin earned for our retail, Name Your Own Price® and semi-opaque travel services. Consequently, gross profit has become an increasingly important measure of evaluating growth in our business because, in contrast to our revenues, it is not affected by the mix between our Name Your Own Price® travel services and our other travel services.

Over the last several years we have experienced strong growth in our accommodation reservation services. We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the widespread adoption of mobile devices, the high growth of travel overall in emerging markets such as Asia-Pacific and South America, and the continued innovation and execution by our teams around the world to build accommodation supply, content and distribution and to improve the customer experience on our websites and mobile apps. We experienced strong year-over-year growth in recent years, though that growth has generally decelerated. For example, for the year ended December 31, 2013, our accommodation room night reservation growth was 37%, a deceleration from 40% in 2012 and 53% in 2011. Given the size of our hotel reservation business, we believe it is highly likely that our year-over-year growth rates will continue to decelerate, though the rate of deceleration may fluctuate.

Many governments around the world, including the U.S. government and certain European governments, are operating at large financial deficits, resulting in high levels of sovereign debt in such countries. Failure to reach political consensus regarding workable solutions to these issues has resulted in a high level of uncertainty regarding the future economic outlook. This uncertainty, as well as concern over governmental austerity measures including higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates and weaker trends in hotel average daily rates ("ADRs") across many regions of the world, particularly in those European countries that appear to be most affected by economic uncertainties. We believe that these business trends are likely impacted by weak economic conditions and sovereign debt concerns. Disruptions in the economies of such countries could cause, contribute to or be indicative of deteriorating macro-economic conditions. In addition, during periods of elevated uncertainty, the value of the U.S. Dollar compared to other currencies, including the Euro, has often increased, which adversely affects our gross bookings, gross profit, operating income and net income as expressed in U.S. Dollars. The uncertainty of macro-economic factors and their impact on consumer behavior across regions, which may differ, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.

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
We currently, or potentially will, compete with a variety of companies, including:

•	Online travel reservation services such as those owned by Expedia, Orbitz, Travelocity, Ctrip, Rakuten, ODIGEO, Jalan and Wotif;

•	large online portal, social networking, group buying and search companies, such as Google, Facebook and Groupon;

•
traditional travel agencies, wholesalers and tour operators, such as Carlson Wagonlit, American Express, Thomas Cook and Tui Travel, as well as thousands of individual travel agencies around the world;

•	travel service providers such as accommodation providers, rental car companies and airlines; and

•
online travel search and price comparison services (generally referred to as "meta-search" services), such as trivago (in which Expedia has acquired a majority ownership interest), TripAdvisor, Qunar and HotelsCombined.

TripAdvisor, the world's leading travel research and review website and the world's largest online travel service with over 260 million unique monthly visitors across its websites, Google, the world's largest search engine, and other large, established companies with substantial resources and expertise in developing online commerce and facilitating Internet traffic have launched meta-search services and may create additional inroads into online travel, both in the United States and internationally. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g. hotels, rental car companies or airlines), OTA and other travel websites and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTAs or other travel websites, which could lead to travel service providers or others gaining a larger share of search traffic. TripAdvisor has begun supporting its meta-search service with offline advertising, and trivago, a leading meta-search service in Europe, recently expanded its offline advertising campaign into the United States. Google offers "Hotel Finder", a meta-search service that Google has at times placed at or near the top of hotel-related search results. As a result of our recent acquisition of KAYAK, a meta-search service, we now compete more directly with other meta-search services. As a meta-search service, KAYAK depends on access to information related to travel service pricing, schedules, availability and other related information from OTAs and travel service providers.

As consumers attempt to be more efficient in their shopping behavior, they may favor travel services offered by meta-search websites or search companies over OTAs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites and increase our advertising and other customer acquisition costs. To the extent any such consumer behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in profits from our KAYAK meta-search business to offset any related decrease in profits experienced by our OTA brands. Further, meta-search services may evolve into more traditional OTAs by offering consumers the ability to make travel reservations directly through their websites. For example, TripAdvisor facilitates hotel reservations on its transactional websites Tingo and Jetsetter and intends to allow consumers to make a reservation while staying on TripAdvisor. To the extent consumers book travel services through a meta-search website or directly with a travel service provider after visiting a meta-search website or meta-search utility on a traditional search engine without using an OTA like us, or if meta-search services limit our participation within their search results, we may need to increase our advertising or other customer acquisition costs to maintain or grow our reservation bookings, any of which could have an adverse effect on our business and results of operations.

Travel service providers, including multi-national hotel chains, rental car companies and airlines with which we conduct business, compete with us in online channels to drive consumers to their own websites in lieu of third-party distributors such as us. Travel service providers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as loyalty points, which could make their offerings more attractive to consumers than models like ours.

Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones, and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful "apps" available on these devices, is driving substantial traffic and commerce activity to mobile platforms.  We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for accommodation reservations.  Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes.  The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple apps from multiple travel service providers and instead prefer to use one or a limited number of apps for their mobile travel activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important. We have made significant progress creating mobile offerings, which have received strong reviews and solid download trends, and which are driving a material and increasing share of our business. We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer and to mobile applications instead of a web browser. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile apps are not downloaded and used by consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.

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

There has been a proliferation of new channels through which accommodation providers can offer reservations.  For example, some accommodations offer reservations through "daily deal" websites such as Groupon and Living Social, which sell coupons to customers at a substantial discount.  In 2011, Expedia, one of our largest competitors, entered into a partnership with Groupon to facilitate accommodation reservations to Groupon customers under the "Groupon Getaways" brand name. New entrants, such as HotelTonight, BackBid, GuestMob, Tingo, Hipmunk and Room 77, have developed new and differentiated offerings that endeavor to provide savings on accommodation reservations to consumers and that compete directly with us.  If any of these new services are successful, we may experience less demand for our services and are likely to face more competition for access to the limited supply of discounted hotel room rates.

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

We use third party websites, including online search engines (primarily Google) and meta-search and travel research services, and affiliate marketing as primary means of generating traffic to our websites. As a result, our online advertising expense has increased significantly in recent years, a trend we expect to continue. In addition, our online advertising expense has generally been growing faster than our gross profit due to (1) lower returns on investment ("ROIs") from our online advertising, (2) brand mix within The Priceline Group and (3) channel mix within certain of our brands. Our online advertising ROIs were down year-over-year for the year ended December 31, 2013. Furthermore, our international brands are generally growing faster than our U.S. brands, and typically spend a higher percentage of gross profit on online advertising. Finally, certain of our brands are obtaining an increasing share of traffic through paid online advertising channels. We also intend to continue to invest in offline advertising, in particular for our Booking.com, priceline.com and KAYAK brands, and expect to increase our overall offline advertising spend in 2014. For example, building on its first offline advertising campaign, which it launched in the United States in 2013, Booking.com recently began offline advertising campaigns in Australia, Canada and the United Kingdom and may expand its offline advertising into other markets during 2014.

The inclusion of KAYAK since its acquisition on May 21, 2013 had a favorable impact on online advertising as a percentage of gross profit for the year ended December 31, 2013 because KAYAK spends a lower percentage of gross profit on online advertising than our other brands, and our consolidated results exclude intercompany advertising by our brands on KAYAK. This favorable impact will benefit year-over-year comparisons until the anniversary of the acquisition on May 21, 2014.

Advertising efficiency is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates and our ability to convert paid traffic to booking customers and then having customers return directly to our websites or mobile apps for future bookings.

International Trends. The size of the travel market outside of the United States is substantially greater than that within the United States. Historically, Internet adoption rates and e-commerce adoption rates of international consumers have trailed those of the United States. However, international consumers are rapidly moving to online means for purchasing travel. Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States. We expect that over the long-term, international online travel growth rates will follow a similar trend to that experienced in the United States. In addition, the base of hotel properties in Europe and Asia is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains. We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States. Our growth has primarily been generated by our international accommodation reservation service brands, Booking.com and Agoda.com. Booking.com, our most significant brand, includes over 425,000 properties on its website as of February 18, 2014 (updated property counts are available on the Booking.com website). Booking.com has added properties over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America. An increasing amount of our business from both a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate. We believe that the opportunity to continue to grow our business exists for the markets in which we operate. We believe these trends and factors have enabled us to become the leading online accommodation reservation service provider in the world as measured by room nights booked.

As our international business represents the substantial majority of our financial results, we expect to continue to see our operating results and other financial metrics largely driven by international performance. For example, certain newer markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding accommodations available for reservation on our websites, including hotels, bed and breakfasts, hostels and vacation rentals. Vacation rentals generally consist of, among others, properties categorized as single-unit and multi-unit villas, holiday homes, apartments and chalets and are generally self-catered (i.e., include a kitchen), directly bookable properties. Many of the newer accommodations we add to our travel reservation services, especially in highly penetrated markets, may have fewer rooms, lower ADRs or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts), and therefore may also negatively impact our margins. For example, because a vacation rental is either a single unit or a small collection of independent units, vacation rental properties represent more limited booking opportunities than non-vacation rental properties, which generally have more units to rent per property. Our non-hotel accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors. If we increase our non-hotel accommodation business, these different market characteristics could negatively impact our profit margins; and, if these properties represent an increasing percentage of the properties added to our websites, our gross bookings growth rate and property growth rate will likely diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of non-hotel accommodations increases, the number of reservations per property will likely decrease.

Another impact of the size of our international business is our exposure to foreign currency exchange risk. Because we conduct a substantial majority of our business outside the United States and report our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international business are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation. For example, a strengthening of the Euro increases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars, while a weakening of the Euro decreases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars. Certain European Union countries with high levels of sovereign debt have had difficulty refinancing their debt. Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may be more widespread and could include the United States, has led to significant volatility in the exchange rate between the Euro, the U.S. Dollar and other currencies. We generally enter into derivative instruments to minimize the impact of short-term currency fluctuations on our consolidated operating results. However, such derivative instruments are short term in nature and not designed to hedge against currency fluctuations that could impact our foreign currency denominated gross bookings, revenue or gross profit (see Note 5 to the Consolidated Financial Statements for additional information on our derivative contracts). For example, while revenue from our international operations grew year-over-year on a local currency basis by approximately 40% for the year ended December 31, 2013, compared to the same period in 2012, as a result of the positive impact of currency exchange rates, revenue from our international operations as reported in U.S. Dollars grew 41.2% for the year ended December 31, 2013.

The competition authorities of many governments have begun investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. For example, national competition authorities in France, Germany, Austria, Hungary, Sweden and Switzerland have opened investigations that focus on Booking.com's rate parity clause in its contracts with accommodation providers in those jurisdictions. All of these investigations are at a preliminary stage.  We are currently unable to predict the outcome of these investigations or how our business may be affected.  Possible outcomes include requiring Booking.com to remove its rate parity clause from its contracts with accommodation providers in those jurisdictions. We note that the German competition authority has required Hotel Reservation Service to remove its rate parity clause from its contracts with hotels, though this decision is currently subject to appeal. To the extent that regulatory authorities require changes to our business practices or to those currently common to the industry, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding any such investigations could adversely affect our brand and therefore our market share and results of operations. Further, as our business grows, we may increasingly become the target of such investigations or be limited by anti-trust or competition laws. For example, our size and market share may negatively affect our ability to obtain regulatory approval of proposed acquisitions or our ability to expand into complementary businesses, any of which could adversely affect our ability to grow and compete.

Domestic Trends. Competition in U.S. online travel remains intense and online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantages. In particular, the competition to provide "opaque" hotel reservation services to consumers, an area in which our priceline.com U.S. business has been a leader, has become more intense. For example, Expedia makes opaque hotel reservations available on its principal website under the name "Expedia Unpublished Rates" and has, we believe, supported this initiative with steeper discounts through lower margins. As with our opaque Name Your Own Price® and Express Deals® hotel reservation services, the name of the hotel is not disclosed until after booking the reservation. We believe these offerings, in particular "Expedia Unpublished Rates," have adversely impacted the market share and year-over-year room night reservations growth rate for our Name Your Own Price® opaque hotel reservation service, which began to experience a decline in the third quarter of 2011. In addition, some hotels offer discounted room reservations through "daily deal" websites such as Groupon and Living Social. If Expedia or others are successful in growing their opaque hotel reservation services, and/or "daily deal" websites are successful in garnering a sizable share of discounted hotel bookings, we may have less consumer demand for our opaque hotel reservation services over time, and we would face more competition for access to the limited supply of discounted hotel room rates. In an effort to compete more effectively against these new offerings, in 2012 we launched Express Deals®, a semi-opaque price-disclosed hotel reservation service. While Express Deals® has been a significant contributor to the improved performance of our opaque hotel reservation service, the offering may not ultimately be successful at recovering or growing U.S. hotel reservation service market share. As a result of this increased competition, our share of the discount hotel reservation market in the United States could further decrease.

While demand for online travel services in the United States continues to experience growth, we believe that the U.S. market share of third-party distributors is impacted in part by a concerted initiative by travel service providers to direct customers to their own websites in an effort to reduce distribution expenses and establish more direct control over their pricing.

U.S. airlines have, at times, reduced capacity and increased fares. Decreases in capacity reduce the amount of airline tickets available, while significant increases in average airfares have adversely impacted leisure travel demand. Generally, reduced airline capacity and demand negatively impact our priceline.com air ticket reservation service, which in turn can have negative repercussions on our priceline.com hotel and rental car services. We expect continued variability in the breadth and depth of discounted airline tickets and rental car rates made available to us in the future, depending on market conditions from time to time.

Seasonality. A meaningful amount of gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. From a cost perspective, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which reservations are booked. However, we generally do not recognize associated revenue until future quarters when the travel occurs. As a result, we typically experience our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of accommodation checkouts for the year for our North American and European businesses.

In addition, the date on which certain holidays fall can have an impact on our quarterly results. For example, in 2013 our first quarter year-over-year growth rates in revenue, gross profit, operating income, and operating margins were favorably affected by Easter falling in the first quarter instead of the second quarter in 2012. Conversely, those year-over-year growth rates were negatively impacted in our second quarter 2013.

The impact of seasonality can be exaggerated in the short-term by the gross bookings growth rate of the business. For example, in periods where our growth rate substantially decelerates, our operating margins typically benefit from relatively less variable advertising expense. In addition, gross profit growth is typically less impacted in the near term due to the benefit of revenue related to reservations booked in previous quarters.

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

For example, in late 2012 Hurricane Sandy disrupted travel in the northeastern United States. In early 2011, Japan was struck by a major earthquake, tsunami and nuclear emergency. In October 2011, severe flooding in Thailand, a key market for our Agoda.com business and the Asian business of Booking.com, negatively impacted booking volumes and cancellation rates in this market. In addition, Thailand has recently experienced disruptive civil unrest, which has negatively impacted booking volumes and cancellation rates in this market. In early 2010, Thailand also experienced civil unrest, which caused the temporary relocation of Agoda.com's Thailand-based operations. Future natural disasters or civil or political unrest could further disrupt our business and operations.

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

On May 21, 2013, we acquired KAYAK Software Corporation, a leading travel meta-search service, in a stock and cash transaction. The purchase value was $2.1 billion ($1.9 billion net of cash acquired). We paid $0.5 billion in cash, from cash on hand in the United States, and $1.6 billion in shares of our common stock and assumed stock options. See Note 3 and Note 20 to the Consolidated Financial Statements for further information on the acquisition.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies and estimates are more fully described in Note 2 to the Consolidated Financial Statements. Certain of our accounting policies and estimates are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. On an on-going basis, we evaluate our estimates, including those related to the items described below. Those estimates are based on, among other things, historical experience, terms of existing contracts, our observance of trends in the travel industry and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies that involve significant estimates and judgments of management include the following:

•
Accounting for Travel Transaction Taxes. As discussed in Note 16 to the Consolidated Financial Statements, we are currently involved in approximately forty lawsuits brought by or against states, cities and counties over issues involving the payment of travel transaction taxes (e.g. hotel occupancy taxes, excise taxes, sales taxes, etc.). In addition, over seventy-nine municipalities or counties, and at least thirteen states, have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes. Additional state and local jurisdictions are likely to assert that we are subject to travel transaction taxes and could seek to collect such taxes, retroactively and/or prospectively. Historically, we have not collected travel transaction taxes on the gross profit earned from merchant hotel transactions; however, in a handful of jurisdictions, we have been required recently by passage of a new statute or by court order, to start collecting and remitting certain taxes (local occupancy and/or sales or excise tax) imposed upon our margin and/or service fee, or in the case of Hawaii, on the full amount collected from the consumer. The ultimate resolution of these matters in all jurisdictions cannot be determined at this time. We have established an accrual (including estimated interest and penalties) for potential resolution of issues related to travel transaction taxes for prior and current periods, consistent with applicable accounting principles and in light of all current facts and circumstances. We accrue for legal contingencies where it is probable that a loss has occurred and the amount can be reasonably estimated; our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. A variety of factors could affect the amount of the liability (both past and future), which factors include, but are not limited to, the number of, and amount of gross profit represented by, jurisdictions that ultimately assert a claim and prevail in assessing such additional tax or negotiate a settlement and changes in relevant statutes. The ultimate resolution of these matters may be greater or less than the liabilities recorded.

•
Stock-Based Compensation. We record stock-based compensation expense for equity-based awards over the recipient's service period based upon the grant date fair value of the award. A number of our equity awards have performance targets (a performance "contingency") which, if satisfied, can increase the number of shares issued to the recipients at the end of the performance period or, in certain instances, if not satisfied, reduce the number of shares issued to the recipients, sometimes to zero, at the end of the performance period. The performance periods for our performance based equity awards are typically three years. We record stock-based compensation expense for these performance-based awards based upon our estimate of the probable outcome at the end of the performance period (i.e., the estimated performance against the performance targets). We periodically adjust the cumulative stock-based compensation recorded when the probable outcome for these performance-based awards is updated based upon changes in actual and forecasted operating results. Stock-based compensation for the years ended December 31, 2013, 2012 and 2011 includes charges amounting to $24.1 million, $0.9 million and $10.3 million, respectively, representing the cumulative impact of adjusting the estimated probable outcome of unvested performance share units. Our actual performance against the performance targets could differ materially from our estimates.

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

A substantial portion of our goodwill relates to our acquisition of the KAYAK business in May 2013. If KAYAK is unsuccessful in profitably growing its global online travel brand or it experiences a significant reduction in advertising revenues due to factors such as a loss of continued access to travel services information provided by other OTAs and travel service providers or a reduction in advertising on its websites and mobile apps, we may incur an impairment charge related to this goodwill. The estimated fair values of our other reporting units substantially exceed their respective carrying values. Since the annual impairment test in September 2013, there have been no events or changes in circumstances to indicate a potential impairment.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued accounting guidance which requires entities to provide additional information about items reclassified out of accumulated other comprehensive income ("AOCI") to net income. Changes in AOCI balances by component, both before tax and after tax, must be disclosed and significant items reclassified out of AOCI by component must be reported either on the face of the income statement or in a separate footnote to the financial statements. The accounting guidance is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2012. See Note 14 for information on AOCI balances. There were no reclassifications out of AOCI to net income for the years ended December 31, 2013, 2012, and 2011.
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

Results of Operations

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Operating and Statistical Metrics

Our financial results are driven by certain operating metrics that encompass the booking activity generated by our travel services.  Specifically, reservations of accommodation room nights, rental car days and airline tickets capture the volume of units purchased by our customers.  Gross bookings is an operating and statistical metric that captures the total dollar value, generally inclusive of taxes and fees, of all travel services booked by our customers and is widely used in the travel business.  International gross bookings reflect gross bookings generated principally by our Booking.com, Agoda.com, and rentalcars.com businesses and domestic gross bookings reflect gross bookings generated principally by our priceline.com business, in each case without regard to the travel destination or the location of the customer purchasing the travel.

Gross bookings resulting from accommodation room nights, rental car days and airline tickets reserved through our international and U.S. operations for the years ended December 31, 2013 and 2012 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	(in millions)
	2013	2012	Change
International	$33,300	$23,370	42.5%
Domestic	5,873	5,086	15.5%
Total	$39,173	$28,456	37.7%

Gross bookings increased by 37.7% for the year ended December 31, 2013, compared to the same period in 2012 (growth on a local currency basis was approximately 38%), principally due to growth of 36.9% in accommodation room night reservations and growth of 37.0% in rental car day reservations. The 42.5% increase in international gross bookings (growth on a local currency basis was approximately 42%) was primarily attributable to growth in hotel and accommodation room night reservations for our Booking.com and Agoda.com businesses, as well as growth in rental car day reservations for our rentalcars.com business.  Domestic gross bookings increased by 15.5% for the year ended December 31, 2013, compared to the same period in 2012, primarily due to an increase in priceline.com's retail airline ticket service, Express Deals® hotel reservation service, and retail rental car service, partially offset by a decline in our Name Your Own Price® opaque hotel reservation service (driven in part by customer shift to Express Deals®).

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the years ended December 31, 2013 and 2012 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	(in millions)
	2013	2012	Change
Agency	$32,672	$23,284	40.3%
Merchant	6,501	5,172	25.7%
Total	$39,173	$28,456	37.7%

Agency gross bookings increased 40.3% for the year ended December 31, 2013, primarily due to growth in Booking.com accommodation room night reservations, as well as growth in priceline.com's retail airline ticket and rental car services. Merchant gross bookings increased 25.7% for the year ended December 31, 2013, compared to the same period in 2012, primarily due to an increase in the sale of Agoda.com accommodation room night reservations, priceline.com Express Deals® hotel room night reservations, rentalcars.com rental car day reservations and Name Your Own Price® airline ticket reservations, partially offset by a decline in our Name Your Own Price® opaque hotel reservation service.

Units sold for accommodation room nights, rental car days and airline tickets for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
	(in millions)
	2013	2012	Change
Room Nights	270.5	197.5	36.9%
Rental Car Days	43.9	32.0	37.0%
Airline Tickets	7.0	6.4	9.1%

Accommodation room night reservations increased by 36.9% for the year ended December 31, 2013, over the same period in 2012, principally due to an increase in Booking.com, Agoda.com and priceline.com Express Deals® and retail accommodation room night reservations, partially offset by a decline in our Name Your Own Price® opaque hotel room night reservations in part due to a concerted effort to emphasize Express Deals® over Name Your Own Price® in our offline advertising campaigns. Booking.com, our most significant brand, includes over 425,000 properties on its website as compared to about 275,000 properties last year (updated property counts are available on the Booking.com website). Booking.com has added properties over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America.  An increasing amount of our business from a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate and our core European market.  Our priceline.com agency hotel reservations benefited from the integration of the growing number of properties on the Booking.com extranet.

Rental car day reservations increased by 37.0% for the year ended December 31, 2013, over the same period in 2012, due to an increase in rental car day reservations for rentalcars.com and priceline.com.

Airline ticket reservations increased by 9.1% for the year ended December 31, 2013, over the same period in 2012, due to an increase in Name Your Own Price® and price-disclosed airline ticket reservations.

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

•
Merchant revenues are derived from services where we are the merchant of record and therefore charge the customer's credit card for the travel services provided. Merchant revenues include (1) transaction revenues representing the selling price of Name Your Own Price® hotel room night, rental car and airline ticket reservations and vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by travel service providers in connection with (a) the accommodation room reservations provided through our merchant price-disclosed hotel service at Agoda.com and priceline.com and (b) the reservations provided through our merchant rental car service at rentalcars.com and merchant Express Deals® hotel service at priceline.com, which allows customers to see the price of the reservation prior to purchase but not the identity of the travel service provider; (3) customer processing fees charged in connection with the sale of Name Your Own Price® hotel room night, rental car and airline ticket reservations and merchant price-disclosed hotel reservations; and (4) ancillary fees, including GDS reservation booking fees related to certain of the services listed above.

•
Advertising and other revenues are derived primarily from KAYAK for sending referrals to travel service providers and OTAs as well as from advertising placements on KAYAK's websites and mobile applications.

	Year Ended December 31,
	($000)
	2013	2012	Change
Agency Revenues	$4,410,689	$3,142,815	40.3%
Merchant Revenues	2,211,474	2,104,752	5.1%
Advertising and Other Revenues	171,143	13,389	1,178.2%
Total Revenues	$6,793,306	$5,260,956	29.1%

Agency Revenues

Agency revenues for the year ended December 31, 2013 increased 40.3% compared to the same period in 2012, primarily as a result of growth in the business of Booking.com.  Our priceline.com agency revenues benefited from growth in our retail rental car business as well as the integration on the priceline.com website of the growing number of properties on the Booking.com extranet.

Merchant Revenues

Merchant revenues for the year ended December 31, 2013 increased 5.1% compared to the same period in 2012, primarily due to increases in our Agoda.com hotel reservation service, rentalcars.com rental car reservation service and priceline.com Express Deals® hotel reservation and Name Your Own Price® air services, partially offset by a decline in Name Your Own Price® opaque hotel revenues for the year ended December 31, 2013, compared to the same period in 2012. Merchant revenue growth over the prior year period was substantially lower than merchant gross bookings growth because our merchant revenues are disproportionately affected by our Name Your Own Price® service. Name Your Own Price® revenues are recorded "gross" with a corresponding supplier cost recorded in cost of revenues, and represented a smaller percentage, year-over-year, of total revenues compared to our faster-growing Agoda.com, rentalcars.com and priceline.com Express Deals® services, which are recorded in revenue "net" of supplier cost. As a result, we believe that gross profit is an important measure of evaluating growth in our business.

Advertising and Other Revenues

Advertising and other revenues during the year ended December 31, 2013 consisted primarily of advertising revenues.  Advertising revenues for the year ended December 31, 2013 includes $154.5 million as a result of the inclusion of KAYAK since its acquisition on May 21, 2013, and excludes intercompany revenues earned by KAYAK from other Priceline Group brands.

Cost of Revenues

	Year Ended December 31,
	($000)
	2013	2012	Change
Cost of Revenues	$1,077,420	$1,177,275	(8.5)%

Cost of Revenues

For the year ended December 31, 2013, cost of revenues consisted primarily of: (1) the cost of Name Your Own Price® hotel room reservations from our suppliers, net of applicable taxes, (2) the cost of Name Your Own Price® rental cars from our suppliers, net of applicable taxes; (3) the cost of Name Your Own Price® airline tickets, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets; (4) the cost of vacation packages from our suppliers, net of applicable taxes; and (5) the cost related to accruals for travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.). Cost of revenues for the year ended December 31, 2013 decreased by 8.5%, primarily due to a decrease in our Name Your Own Price® hotel reservation service, partially offset by increases in our other Name Your Own Price® services and higher accruals for travel transaction taxes. Cost of revenues for the year ended December 31, 2013 includes an accrual recorded in the first quarter of 2013 of approximately $20.5 million (including estimated interest and penalties) for travel transaction taxes, principally related to unfavorable rulings in the State of Hawaii and the District of Columbia, partially offset by a reduction in our accrual related to travel transaction taxes of $6.3 million recorded in the fourth quarter of 2013, principally related to a favorable agreement and ruling in the District of Columbia. Cost of revenue for the year ended December, 2012 includes an accrual of approximately $21 million (including estimated interest and penalties) for travel transaction taxes, principally related to unfavorable rulings in the State of Hawaii and in the District of Columbia.

Agency revenues have no cost of revenue. Agency revenues principally consist of travel commissions on accommodation reservations.

Gross Profit

	Year Ended December 31,
	($000)
	2013	2012	Change
Gross Profit	$5,715,886	$4,083,681	40.0%
Gross Margin	84.1%	77.6%

Total gross profit for the year ended December 31, 2013 increased by 40.0% compared to the same period in 2012, primarily as a result of increased revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the year ended December 31, 2013, compared to the same period in 2012, because our revenues are disproportionately affected by our Name Your Own Price® service. Name Your Own Price® revenues are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues, and in the year ended December 31, 2013 represented a smaller percentage of total revenues than in the same period in 2012. Our retail and semi-opaque services, which are recorded in revenue "net" of supplier cost have been growing faster than our Name Your Own Price® services. As a result, we believe that gross profit is an important measure of evaluating growth in our business. Our international operations accounted for approximately $5.02 billion of our gross profit for the year ended December 31, 2013, which compares to $3.56 billion for the same period in 2012. Gross profit attributable to our international operations increased, on a local currency basis, by approximately 40% for the year ended December 31, 2013 compared to the same period in 2012. Gross profit attributable to our U.S. businesses increased by approximately 32.5% for the year ended December 31, 2013, compared to the same period in 2012. Gross profit for the year ended December 31, 2013 was positively impacted by the inclusion of KAYAK since its acquisition on May 21, 2013. Gross profit for the year ended December 31, 2013 was negatively impacted by an accrual recorded in the first quarter of 2013 of approximately $20.5 million (including estimated interest and penalties) for travel transaction taxes, principally related to unfavorable rulings in the State of Hawaii and the District of Columbia, partially offset by a credit in the fourth quarter of 2013 of $6.3 million, principally related to a favorable agreement and ruling in the District of Columbia. Gross profit for the year ended December 31, 2012 was negatively impacted by an accrual of approximately $21 million (including estimated interest and penalties) for travel transaction taxes, principally related to unfavorable rulings in the State of Hawaii and in the District of Columbia.

Operating Expenses

Advertising

	Year Ended December 31,
	($000)
	2013	2012	Change
Online Advertising	$1,798,645	$1,273,637	41.2%
% of Total Gross Profit	31.5%	31.2%
Offline Advertising	$127,459	$35,492	259.1%
% of Total Gross Profit	2.2%	0.9%

Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; (4) banner, pop-up and other Internet advertisements; and (5) e-mail campaigns. For the year ended December 31, 2013, online advertising expenses increased 41.2% over the same period in 2012, primarily to generate increased gross bookings. Online advertising as a percentage of gross profit increased for the year ended December 31, 2013 compared to the same period in 2012 due to (1) lower ROIs for our online advertising, (2) brand mix within The Priceline Group and (3) channel mix within certain of our brands. Our online advertising ROIs were down year-over-year for the year ended December 31, 2013. Furthermore, our international brands are generally growing faster than our U.S. brands, and typically spend a higher percentage of gross profit on online advertising. Finally, certain of our brands are obtaining an increasing share of traffic through paid online advertising channels.

The inclusion of KAYAK since its acquisition on May 21, 2013 had a favorable impact on online advertising as a percentage of gross profit for the year ended December 31, 2013 because KAYAK spends a lower percentage of gross profit on online advertising than our other brands, and our consolidated results exclude intercompany advertising by our brands on KAYAK. This favorable impact will benefit year-over-year comparisons until the anniversary of the acquisition on May 21, 2014.

Offline advertising expenses are related to our television, print and radio advertising for our Booking.com, priceline.com and KAYAK businesses. For the year ended December 31, 2013, offline advertising increased 259.1% compared to the same period in 2012, due mainly to Booking.com launching in the United States its first offline advertising campaign in 2013, as well as the inclusion of KAYAK since its acquisition on May 21, 2013. Booking.com also launched an offline advertising campaign in Australia in the fourth quarter of 2013. Booking.com recently launched offline advertising campaigns in Canada and the United Kingdom and may expand its offline advertising into other markets during 2014.

Sales and Marketing

	Year Ended December 31,
	($000)
	2013	2012	Change
Sales and Marketing	$235,817	$195,934	20.4%
% of Total Gross Profit	4.1%	4.8%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-parties that provide call center, website content translations and other services; (3) provisions for bad debt, primarily related to agency accommodation commission receivables; and (4) provisions for credit card chargebacks. For the year ended December 31, 2013, sales and marketing expenses, which are substantially variable in nature, increased over the same period in 2012, primarily due to increased gross booking volumes as well as expenses related to increased content translations and the inclusion of KAYAK since its acquisition on May 21, 2013. Sales and marketing expenses as a percentage of gross profit are typically higher for our merchant business, which incurs credit card processing fees. Our merchant business grew more slowly than our agency business, and as a result, sales and marketing expenses as a percentage of total gross profit for the year ended December 31, 2013 declined compared to the same period in 2012. In addition, our Agoda.com business achieved a year-over-year decline in its sales and marketing expense per transaction.

Personnel

	Year Ended December 31,
	($000)
	2013	2012	Change
Personnel	$698,692	$466,828	49.7%
% of Total Gross Profit	12.2%	11.4%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes and employee health benefits. For the year ended December 31, 2013, personnel expenses increased over the same period in 2012, due primarily to increased headcount to support the growth of our businesses and the inclusion of KAYAK since its acquisition on May 21, 2013. Stock-based compensation expense was approximately $140.5 million for the year ended December 31, 2013, compared to $71.6 million for the year ended December 31, 2012. Stock-based compensation expense of $30.9 million for KAYAK unvested assumed employee stock options and payroll taxes of $3.4 million for KAYAK stock option exercises were recorded during the year ended December 31, 2013. Stock-based compensation expense for the years ended December 31, 2013 and 2012 also includes charges amounting to $24.1 million and $0.9 million, respectively, representing the cumulative impact of adjusting the estimated probable outcome at the end of the performance period for outstanding unvested performance share units.

In July 2012 and December 2013, the Dutch Government enacted certain amendments to Dutch tax law including a one-time irrevocable levy on an employer applied to employee earnings, equal to 16% of an employee's earnings in excess of 150,000 Euros. This levy resulted in additional payroll taxes recorded in personnel expense of approximately $12 million (approximately $9 million after tax) in the fourth quarter of 2013 and approximately $14 million (approximately $10 million after tax) principally recorded in the third quarter of 2012.

General and Administrative

	Year Ended December 31,
	($000)
	2013	2012	Change
General and Administrative	$252,994	$173,171	46.1%
% of Total Gross Profit	4.4%	4.2%

General and administrative expenses consist primarily of: (1) personnel related expenses such as recruiting, training and travel expenses; (2) occupancy expenses; and (3) fees for outside professionals, including litigation expenses. General and administrative expenses increased during the year ended December 31, 2013 over the same period in 2012, primarily due to higher recruiting, training and travel expenses related to increased headcount in all our businesses, higher occupancy and office expenses related to the expansion of our international businesses, and the inclusion of KAYAK since its acquisition on May 21, 2013. General and administrative expenses for the year ended December 31, 2013 included approximately $8.5 million of professional fees related to the acquisition of KAYAK. General and administrative expenses for the year ended December 31, 2012 includes approximately $3 million of professional fees related to the acquisition of KAYAK and a charge of approximately $3 million related to certain leased space that was vacated in connection with the relocation of Booking.com's headquarters to a new location in Amsterdam.

Information Technology

	Year Ended December 31,
	($000)
	2013	2012	Change
Information Technology	$71,890	$43,685	64.6%
% of Total Gross Profit	1.3%	1.1%

Information technology expenses consist primarily of: (1) outsourced data center costs; (2) system maintenance and software license fees; (3) data communications and other expenses associated with operating our services; and (4) payments to outside consultants. For the year ended December 31, 2013, the increase in information technology expenses compared to the same period in 2012 was due primarily to growth in our worldwide operations and the inclusion of KAYAK since its acquisition on May 21, 2013.

Depreciation and Amortization

	Year Ended December 31,
	($000)
	2013	2012	Change
Depreciation and Amortization	$117,975	$65,141	81.1%
% of Total Gross Profit	2.1%	1.6%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation on computer equipment; (3) depreciation of internally developed and purchased software; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures. For the year ended December 31, 2013, depreciation and amortization expense increased from the same period in 2012 due primarily to intangible amortization from the KAYAK acquisition for $33.4 million, and increased depreciation expense due to capital expenditures for additional data center capacity and office build outs to support growth and geographic expansion, principally related to our Booking.com brand.

Other Income (Expense)

	Year Ended December 31,
	($000)
	2013	2012	Change
Interest Income	$4,167	$3,860	8.0%
Interest Expense	(83,289)	(62,064)	34.2%
Foreign Currency Transactions and Other	(36,755)	(9,720)	278.1%
Total	$(115,877)	$(67,924)	70.6%

For the year ended December 31, 2013, interest income on cash and marketable securities increased over the same period in 2012, primarily due to an increase in the average invested balance partially offset by lower yields. Interest expense increased for the year ended December 31, 2013 as compared to the same period in 2012, primarily due to an increase in the average outstanding debt resulting from the May 2013 issuance of $1.0 billion aggregate principal amount of convertible senior notes and the March 2012 issuance of $1.0 billion aggregate principal amount of convertible senior notes.

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operating results into U.S. Dollars upon consolidation resulted in foreign exchange gains of $0.3 million for the year ended December 31, 2013 compared with foreign exchange gains of $0.7 million for the year ended December 31, 2012, and are recorded in "Foreign currency transactions and other" on the Consolidated Statements of Operations.

Foreign exchange transaction losses, including costs related to foreign exchange transactions, resulted in losses of $10.2 million for the year ended December 31, 2013, compared to foreign exchange transaction losses of $10.5 million for the year ended December 31, 2012, and are recorded in "Foreign currency transactions and other" on the Consolidated Statements of Operations.

During the fourth quarter of 2013, the Company delivered cash of $414.6 million to repay the aggregate principal amount and issued 972,235 shares of its common stock in satisfaction of the conversion value in excess of the principal amount associated with the 1.25% Convertible Senior Notes due March 2015 that were converted prior to maturity. The conversion of our convertible debt prior to maturity resulted in a non-cash loss of $26.7 million for the year ended December 31, 2013, and is recorded in "Foreign currency transactions and other" on the Consolidated Statements of Operations.

Income Taxes

	Year Ended December 31,
	($000)
	2013	2012	Change
Income Tax Expense	$403,739	$337,832	19.5%

Our effective tax rates for the years ended December 31, 2013 and 2012 were 17.6% and 19.2%, respectively. Our effective tax rate differs from the expected tax provision at the U.S. statutory tax rate of 35%, principally due to lower tax rates outside the United States, partially offset by state income taxes and certain non-deductible expenses. Our effective tax rates were lower for the year ended December 31, 2013, compared to the same period in 2012, due to growth in our international businesses.

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

Until our U.S. net operating loss carryforwards are utilized or expire, most of our U.S. income will not be subject to a cash tax liability, other than federal alternative minimum tax and state income taxes. However, we expect to pay foreign taxes on our non-U.S. income other than in countries where we have operating loss carryforwards. We expect that our international operations will grow their pretax income at higher rates than the U.S. business over the long term and, therefore, it is our expectation that our cash tax payments will increase as our international businesses generate an increasing share of our pre-tax income.

Redeemable Noncontrolling Interests

	Year Ended December 31,
	($000)
	2013	2012	Change
Net Income Attributable to Noncontrolling Interests	$135	$4,471	(97.0)%

Net income attributable to noncontrolling interest is lower for the year ended December 31, 2013, compared to the same period in 2012, mainly due to a reduction in redeemable noncontrolling interests. We purchased the remaining outstanding shares underlying the redeemable noncontrolling interests in April 2013.

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

Agency gross bookings increased 32.2% for the year ended December 31, 2012, compared to the same period in 2011, due primarily to growth in Booking.com hotel room night reservations.  Our U.S. priceline.com business also experienced growth in reservations of agency price-disclosed hotel room nights, airline tickets, and rental car days.  Merchant gross bookings increased 27.8% for the year ended December 31, 2012, compared to the same period in 2011, primarily due to an increase in Agoda.com hotel room night reservations and rentalcars.com rental car day reservations. Higher ADRs drove growth in merchant gross bookings related to our priceline.com price-disclosed hotel business, while our Name Your Own Price® hotel business experienced a decline in hotel room night reservations for the year ended December 31, 2012 compared to the same period in 2011, due to competitive pressures. Gross bookings related to Name Your Own Price® rental car reservations and airline ticket reservations also experienced a decline for the year ended December 31, 2012, compared to the same period in 2011.

Units sold for hotel room nights, rental car days and airline tickets for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	(in millions)
	2012	2011	Change
Hotel Room Nights	197.5	141.6	39.5%
Rental Car Days	32.0	23.8	34.9%
Airline Tickets	6.4	6.2	2.7%

Hotel room night reservations increased by 39.5% for the year ended December 31, 2012, compared to the same period in 2011, principally due to an increase in Booking.com, Agoda.com and priceline.com price-disclosed hotel room night reservations, partially offset by a decline in Name Your Own Price® hotel room night reservations as a result of increased domestic competition in the opaque hotel room reservation market, including from Expedia's "Expedia Unpublished Rates" service.  Booking.com, our most significant brand, includes over 275,000 properties on its website as of February 25, 2013 (updated property counts are available on the Booking.com website).  Booking.com added properties in 2012 in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America.  An increasing amount of our business from a destination and point-of-sale perspective is conducted in these newer markets, which are growing faster than our overall growth rate and our core European market.  Our U.S. priceline.com agency hotel reservations benefited from the integration of properties from the Booking.com extranet on the priceline.com website.

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

Revenues

	Year Ended December 31,
	($000)
	2012	2011	Change

Agency Revenues	$3,142,815	$2,339,253	34.4%
Merchant Revenues	2,104,752	2,004,432	5.0%
Advertising and Other Revenues	13,389	11,925	12.3%
Total Revenues	$5,260,956	$4,355,610	20.8%

Agency Revenues

Agency revenues for the year ended December 31, 2012 increased 34.4% compared to the same period in 2011, primarily as a result of growth in the business of Booking.com.  Our U.S. agency revenues benefited from the integration of properties from the Booking.com extranet on the priceline.com website as well as growth in our priceline.com retail rental car business.

Merchant Revenues

Merchant revenues for the year ended December 31, 2012 increased 5.0% compared to the same period in 2011, primarily due to increases in our Agoda.com hotel reservation business, rentalcars.com rental car business and priceline.com merchant price-disclosed hotel reservation business, partially offset by a decline in our Name Your Own Price® businesses. Merchant revenue growth over the prior year period was substantially lower than merchant gross bookings growth because our merchant revenues are disproportionately affected by our Name Your Own Price® business. Name Your Own Price® revenues are recorded "gross" with a corresponding provider cost recorded in cost of revenues, and represented a smaller percentage, year-over-year, of total revenues compared to our faster-growing Agoda.com and rentalcars.com businesses, which are recorded in revenue "net" of provider cost. As a result, we believe that gross profit is an important measure of evaluating growth in our business.

Advertising and Other Revenues

Advertising and other revenues consisted primarily of advertising revenues.  Advertising and other revenues for the year ended December 31, 2012 increased compared to the same period in 2011.

Cost of Revenues

	Year Ended December 31,
	($000)
	2012	2011	Change
Cost of Revenues	$1,177,275	$1,275,730	(7.7)%

Cost of Revenues

For the year ended December 31, 2012, cost of revenues consisted primarily of: (1) the cost of Name Your Own Price® hotel room reservations from our suppliers, net of applicable taxes, (2) the cost of Name Your Own Price® rental cars from our suppliers, net of applicable taxes; and (3) the cost of Name Your Own Price® airline tickets, net of the federal air transportation tax, segment fees and passenger facility charges imposed in connection with the sale of airline tickets. Cost of revenues for the year ended December 31, 2012 decreased by 7.7%, compared to the same period in 2011, primarily due to a decrease in our Name Your Own Price® businesses. Merchant price-disclosed hotel room and rental car reservations are recorded in merchant revenues net of the amounts paid to travel service providers, and therefore, there is no associated cost of revenues for merchant price-disclosed hotel revenues. Cost of revenues as a percentage of merchant revenues decreased for the year ended December 31, 2012, compared to the same period in 2011, a trend we expect to continue, primarily due to the increase in Agoda.com and rentalcars.com revenues, all of which are recorded in revenue "net" of provider cost. Cost of revenues also includes approximately $21 million (including estimated interest and penalties) for an accrual recorded for the year ended December 31, 2012 related to travel transaction taxes in the State of Hawaii and in the District of Columbia.

Gross Profit

	Year Ended December 31,
	($000)
	2012	2011	Change
Gross Profit	$4,083,681	$3,079,880	32.6%
Gross Margin	77.6%	70.7%

Total gross profit for the year ended December 31, 2012 increased by 32.6% compared to the same period in 2011, primarily as a result of increased revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the year ended December 31, 2012, compared to the same period in 2011, because our revenues are disproportionately affected by our Name Your Own Price® business. Name Your Own Price® revenues are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues, and in 2012 represented a smaller percentage of total revenues than in 2011. Our retail price-disclosed businesses, which are recorded in revenue "net" of provider cost, grew faster than our Name Your Own Price® businesses. As a result, we believe that gross profit is an important measure of evaluating growth in our business. Our international operations accounted for approximately $3.6 billion of our gross profit for the year ended December 31, 2012, which compares to $2.6 billion for the same period in 2011.  Gross profit attributable to our international operations increased, on a local currency basis, by approximately 48% for the year ended December 31, 2012, compared to the same period in 2011. Gross profit attributable to our priceline.com U.S. business increased by approximately 2% for the year ended December 31, 2012, compared to the same period in 2011. Gross profit for our priceline.com U.S. business was negatively impacted by an accrual of approximately $21 million (including estimated interest and penalties) recorded for the year ended December 31, 2012 related to legal rulings in the State of Hawaii and the District of Columbia pertaining to travel transaction taxes.

Operating Expenses

Advertising

	Year Ended December 31,
	($000)
	2012	2011	Change
Online Advertising	$1,273,637	$919,214	38.6%
% of Total Gross Profit	31.2%	29.8%
Offline Advertising	$35,492	$35,470	0.1%
% of Total Gross Profit	0.9%	1.2%

Online advertising expenses primarily consisted of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; (4) banner and pop-up advertisements; and (5) email campaigns. For the year ended December 31, 2012, online advertising expenses increased over the same period in 2011, primarily to support increased hotel room night reservations for Booking.com and Agoda.com, increased rental car day reservations for rentalcars.com and increased travel reservations for priceline.com. Online advertising as a percentage of gross profit increased for the year ended December 31, 2012, compared to the same period in 2011. The increase is driven by (1) brand mix within the Priceline Group, (2) the channel mix within our brands and (3) recently lower returns on investment ("ROIs") from our online advertising. Our international brands grew faster than our priceline.com U.S. brand, and spent a higher percentage of gross profit on online advertising. Furthermore, our brands generally obtained an increasing share of traffic through paid online advertising channels. Finally, our online advertising ROIs were down year-over-year.

Offline advertising expenses are related to our television, print and radio advertising for our priceline.com U.S. business. For the year ended December 31, 2012, offline advertising was flat compared to the same period in 2011.

Sales and Marketing

	Year Ended December 31,
	($000)
	2012	2011	Change
Sales and Marketing	$195,934	$162,690	20.4%
% of Total Gross Profit	4.8%	5.3%

Sales and marketing expenses consisted primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-parties that provide call center, website content translations and other services; (3) provisions for credit card chargebacks; and (4) provisions for bad debt, primarily related to agency hotel commission receivables. For the year ended December 31, 2012, sales and marketing expenses, which are substantially variable in nature, increased over the same period in 2011, primarily due to increased gross booking volumes as well as expenses related to increased content translations. The increase was partially offset by reduced credit card processing fees resulting from the Durbin Amendment to the Dodd-Frank Financial Reform and Consumer Protection Act (which amendment caps the interchange fee for debit card transactions and went into effect on October 1, 2011). Sales and marketing expenses as a percentage of gross profit are typically higher for our merchant business which incurs credit card processing fees. Our merchant business grew more slowly than our agency business, and as a result, sales and marketing expenses as a percentage of total gross profit for year ended December 31, 2012, declined compared to the same period in 2011.

Personnel

	Year Ended December 31,
	($000)
	2012	2011	Change
Personnel	$466,828	$352,295	32.5%
% of Total Gross Profit	11.4%	11.4%

Personnel expenses consisted of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes and employee health benefits. For the year ended December 31, 2012, personnel expenses increased over the same period in 2011, due primarily to increased headcount to support the growth of our international businesses and the one-time wage tax levy of approximately $14 million described below. Stock-based compensation expense was approximately $71.6 million for the year ended December 31, 2012 compared to $65.7 million for the year ended December 31, 2011. Stock-based compensation for the years ended December 31, 2012 and 2011 included charges amounting to $0.9 million and $10.3 million, respectively, representing the cumulative impact of adjusting the estimated probable outcome at the end of the performance period for certain outstanding unvested performance share units.

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

General and administrative expenses consisted primarily of: (1) personnel related expenses such as recruiting, training and travel expenses; (2) fees for outside professionals, including litigation expenses; and (3) occupancy expenses. General and administrative expenses increased during the year ended December 31, 2012 over the same period in 2011, primarily due to expansion of our office capacity worldwide to support continued growth in our international operations. General and administrative expenses for the year ended December 31, 2012 includes approximately $3 million of professional fees related to the acquisition of KAYAK and a charge of approximately $3 million related to certain leased space that was vacated in connection with the relocation of Booking.com's headquarters to a new location in Amsterdam. Additionally, we have had higher recruiting, training and travel expenses related to increased headcount in all of our businesses.

Information Technology

	Year Ended December 31,
	($000)
	2012	2011	Change
Information Technology	$43,685	$33,813	29.2%
% of Total Gross Profit	1.1%	1.1%

Information technology expenses consisted primarily of: (1) outsourced data center costs relating to our U.S. and international data centers; (2) system maintenance and software license fees; (3) data communications and other expenses associated with operating our services; and (4) payments to outside consultants. For the year ended December 31, 2012, the increase in information technology expenses compared to the same period in 2011 was due primarily to growth in our worldwide operations.

Depreciation and Amortization

	Year Ended December 31,
	($000)
	2012	2011	Change
Depreciation and Amortization	$65,141	$53,824	21.0%
% of Total Gross Profit	1.6%	1.7%

Depreciation and amortization expenses consisted of: (1) amortization of intangible assets with determinable lives; (2) depreciation on computer equipment; (3) amortization of internally developed and purchased software; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures. For the year ended December 31, 2012, depreciation expense increased from the same period in 2011 due principally to capital expenditures for additional data center capacity and office build outs to support growth and geographic expansion, principally related to our Booking.com brand.

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

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operating results into U.S. Dollars upon consolidation resulted in foreign exchange gains of $0.7 million and $4.0 million for the years ended December 31, 2012 and 2011, respectively, and were recorded in "Foreign currency transactions and other" on the Consolidated Statements of Operations.

Foreign exchange transaction losses, including costs related to foreign exchange transactions, resulted in losses of $10.5 million and $11.3 million for the years ended December 31, 2012 and 2011, respectively, and were recorded in "Foreign currency transactions and other" on the Consolidated Statements of Operations. During the fourth quarter of 2011, we began classifying certain foreign currency processing fees as an offset to revenue earned from the third party that processes the payments for merchant hotel transactions. Such processing fees recorded to "Foreign currency transactions and other" for the nine months ended September 30, 2011 amounted to approximately $5.0 million.

Income Taxes

	Year Ended December 31,
	($000)
	2012	2011	Change
Income Tax Expense	$337,832	$308,663	9.5%

Our effective tax rates for the years ended December 31, 2012 and 2011 were 19.2% and 22.6%, respectively. The decrease in our effective tax rate was primarily due to an increase in the Innovation Box Tax benefit in 2012. Our effective tax rate differed from the expected tax provision at the U.S. statutory tax rate of 35%, principally due to lower foreign tax rates, partially offset by state income taxes and certain non-deductible expenses.

The Internal Revenue Service initiated an audit of our 2009 and 2010 federal income tax returns for the first time in the third quarter of 2011. The audit was concluded in June 2012 with no impact on our financial position, results of operations or cash flows (see Note 15 to the Consolidated Financial Statements for further information on the audit).

Redeemable Noncontrolling Interests

	Year Ended December 31,
	($000)
	2012	2011	Change
Net Income Attributable to Noncontrolling Interests	4,471	2,760	62.0%

The net income attributable to noncontrolling interests for the year ended December 31, 2012, compared to the same period in 2011 increased due mainly to improved year-over-year operating performance for the rentalcars.com business, partially offset by a reduction in redeemable noncontrolling interests from 19.0% in April 2011 to 12.7% in April 2012.

Liquidity and Capital Resources

As of December 31, 2013, we had $6.8 billion in cash, cash equivalents and short-term investments. Approximately $4.9 billion of our cash, cash equivalents and short-term investments are held by our international subsidiaries and are denominated primarily in Euros and, to a lesser extent, in British Pound Sterling and other currencies. We currently intend to permanently reinvest this cash in our international operations. If we repatriate this cash to the United States, we would utilize our net operating loss carryforwards and beyond that amount incur additional tax payments in the United States. Cash equivalents and short-term investments are primarily comprised of foreign and U.S. government securities and bank deposits.

In May 2013, we issued in a private placement $1.0 billion aggregate principal amount of convertible senior notes due 2020, with an interest rate of 0.35%. We used approximately $144.6 million of the net proceeds to repurchase outstanding common stock in privately negotiated, off-market transactions concurrent with the issuance of the convertible notes. Interest on the notes is payable in June and December of each year. See Note 11 to the Consolidated Financial Statements for further details on these notes.

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

The revolving credit facility provides for the issuance of up to $100.0 million of letters of credit as well as borrowings of up to $50 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of December 31, 2013, there were no borrowings under the facility, and approximately $2.2 million of letters of credit were issued under the facility.

For the year ended December 31, 2013, the Company purchased 916,271 shares of its common stock for a total value of $804.7 million, which includes the purchase of 182,538 shares made concurrent with the issuance of the convertible notes in May 2013 in privately negotiated, off-market transactions.

As of December 31, 2013, we have a remaining aggregate amount of $654.5 million authorized by our Board of Directors to purchase our common stock. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital, and other factors.

In April 2013, we purchased the remaining outstanding shares underlying redeemable noncontrolling interests in TravelJigsaw Holdings Limited for an aggregate purchase price of approximately $192.5 million. See Note 13 to the Consolidated Financial Statements for further details.

On May 21, 2013, we acquired KAYAK Software Corporation, a leading travel meta-search service, in a stock and cash transaction. The purchase value was $2.1 billion ($1.9 billion net of cash acquired). We paid $0.5 billion in cash, from cash on hand in the United States, and $1.6 billion in shares of our common stock and assumed stock options. See Note 3 and Note 20 to the Consolidated Financial Statements for further information on the acquisition.
During the fourth quarter of 2013, the Company delivered cash of $414.6 million to repay the aggregate principal amount and issued 972,235 shares of its common stock in satisfaction of the conversion value in excess of the principal amount associated with the 1.25% Convertible Senior Notes due March 2015 that were converted prior to maturity. As of February 11, 2014, the Company had received conversion notices that will be settled in the first quarter of 2014 for an aggregate principal amount of approximately $58 million associated with the 2015 Notes, and, as a result, during the first quarter of 2014, the Company will deliver cash of approximately $58 million to satisfy the aggregate principal amount for these conversion notices.

Our merchant transactions are structured such that we collect cash up front from our customers and then we pay most of our suppliers at a subsequent date. We therefore tend to experience significant swings in deferred merchant bookings and supplier payables depending on the absolute level of our merchant transactions during the last few weeks of every quarter.

Net cash provided by operating activities for the year ended December 31, 2013, was $2.3 billion, resulting from net income of $1.9 billion, a favorable impact of non-cash items not affecting cash flows of $355.7 million and net favorable changes in working capital and other assets and liabilities of $52.9 million. The changes in working capital for the year ended December 31, 2013, were primarily related to a $182.2 million increase in accounts payable, accrued expenses and other current liabilities, partially offset by a $111.6 million increase in accounts receivable. The increase in these working capital balances was primarily related to increases in business volumes. Non-cash items were primarily associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount, a non-cash loss on convertible notes converted prior to maturity, and deferred income taxes.

Net cash provided by operating activities for the year ended December 31, 2012, was $1.8 billion, resulting from net income of $1.4 billion, a favorable impact of non-cash items not affecting cash flows of $217.9 million and net favorable changes in working capital and other assets and liabilities of $143.8 million. The changes in working capital for the year ended December 31, 2012, were primarily related to a $256.0 million increase in accounts payable, accrued expenses and other current liabilities, partially offset by a $105.3 million increase in accounts receivable. The increase in these working capital balances were primarily related to increases in business volumes. Non-cash items were primarily associated with deferred income taxes, stock-based compensation expense, depreciation and amortization, and amortization of debt discount.

Net cash used in investing activities was $2.2 billion for the year ended December 31, 2013. Investing activities for the year ended December 31, 2013 were affected by net purchases of investments of $1.7 billion, payments of $331.9 million for acquisitions, net of cash acquired, a change in restricted cash of $2.8 million, and net cash payments of $78.6 million for the settlement of foreign currency contracts. Net cash used in investing activities was $1.6 billion for the year ended December 31, 2012. Investing activities for the year ended December 31, 2012 were affected by net purchases of investments of $1.6 billion, payments of $33.9 million for acquisitions, and a change in restricted cash of $2.8 million, partially offset by net cash proceeds of $82.1 million for the settlement of foreign currency contracts. Cash invested in purchase of property and equipment was $84.4 million and $55.2 million in the years ended December 31, 2013 and 2012, respectively. The increase in 2013 was related to additional data center capacity and new offices to support growth and geographic expansion, principally related to our Booking.com brand.

Net cash used in financing activities was approximately $403.5 million for the year ended December 31, 2013. The cash used in financing activities for the year ended December 31, 2013 was primarily related to payments for treasury stock purchases of $883.5 million, $192.5 million spent to purchase the remaining shares underlying noncontrolling interests in rentalcars.com, $414.6 million to satisfy the aggregate principal amount due upon the early conversion of senior notes, and $1.0 million of debt issuance costs, partially offset by proceeds from the issuance of convertible senior notes with an aggregate principal amount of $1.0 billion, $91.6 million of proceeds from the exercise of employee stock options, and $17.7 million of excess tax benefits from stock-based compensation. Net cash provided by financing activities was approximately $668.9 million for the year ended December 31, 2012. The cash provided by financing activities for the year ended December 31, 2012 was primarily related to proceeds from the issuance of convertible senior notes with an aggregate principal amount of $1.0 billion, $2.7 million of proceeds from the exercise of employee stock options, and $5.2 million of excess tax benefits from stock-based compensation partially offset by treasury stock purchases of $257.0 million, $61.1 million spent to purchase a portion of the shares underlying noncontrolling interests in rentalcars.com, and $20.9 million of debt issuance costs.

Contingencies

A number of jurisdictions have initiated lawsuits against online travel companies, including us, related to, among other things, the payment of travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.). In addition, a number of U.S. states, counties and municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes. To date, the majority of taxing jurisdictions in which we facilitate the making of travel reservations have not asserted that taxes are due and payable on our travel services. With respect to jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from us only on a prospective basis. See Note 16 to the Consolidated Financial Statements for a description of these pending cases and proceedings, and Part I Item 1A Risk Factors - "Adverse application of state and local tax laws could have an adverse effect on our business and results of operations" in this Annual Report.

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, we have established an accrual for the probable cost of resolving issues related to travel transaction taxes in the amount of approximately $55 million at December 31, 2013 and approximately $56 million at December 31, 2012 (which includes, among other things, amounts related to the litigation in the State of Hawaii, District of Columbia, San Antonio and Chicago). Our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made. We believe that even if we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash, it would not have a material impact on our liquidity.

The following table represents our material contractual obligations and commitments as of December 31, 2013 (see Note 16 to the Consolidated Financial Statements):

	Payments due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$320,026	$49,691	$92,369	$68,431	$109,535
Convertible debt(1)	2,228,216	177,065	27,000	1,019,056	1,005,095
Revolving credit facility(2)	5,477	2,235	3,242	—	—
Total(3)	$2,553,719	$228,991	$122,611	$1,087,487	$1,114,630
_____________________________

(1)
Convertible debt represents the aggregate principal amount of the Notes outstanding as of December 31, 2013 and interest of $68 million.  Convertible debt does not reflect the market value in excess of the outstanding principal amount because we can settle the conversion premium amount in cash or shares of common stock at our option. See Note 11 to the Consolidated Financial Statements.

(2)	Represents fees on uncommitted funds and outstanding letters of credit as of December 31, 2013.

(3)
We reported "Other long-term liabilities" of $76 million on the Consolidated Balance Sheet at December 31, 2013, of which approximately $55 million related to our accrual for potential resolution of issues related to travel transaction taxes (refer to Note 16 to the Consolidated Financial Statements) and approximately $15 million related to unrecognized tax benefits (refer to Note 15 to the Consolidated Financial Statements).   A variety of factors could affect the timing of payments for these liabilities.  We believe that these matters will likely not be resolved in the next twelve months and accordingly we have classified the estimated liability as "non-current" on the Consolidated Balance Sheet.  We have excluded "Other long-term liabilities" in the amount of $76 million from the contractual obligations table because we cannot reasonably estimate the timing of such payments.

Since the contingent conversion threshold for the 1.25% Convertible Senior Notes due 2015 was exceeded as of December 31, 2013, these notes are convertible at the option of the holders. If the holders elect to convert, we will be required to pay the aggregate principal amount in cash and we will deliver cash or shares of common stock, at our option, for the conversion value in excess of the aggregate principal amount. We would likely fund our conversion obligations with cash and cash equivalents, short-term investments and borrowings under our revolving credit facility.

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

Off-Balance Sheet Arrangements.

As of December 31, 2013, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We did not experience any material changes in interest rate exposures during the year ended December 31, 2013. Based upon economic conditions and leading market indicators at December 31, 2013, we do not foresee a significant adverse change in interest rates in the near future.

Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available for sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis point (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of December 31, 2013 of approximately $16 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of December 31, 2013, the outstanding aggregate principal amount of our debt is $2.2 billion. We estimate that the market value of such debt was approximately $3.1 billion as of December 31, 2013. A substantial portion of the market value of our debt in excess of the outstanding principal amount is related to the conversion premium on our outstanding convertible bonds.

We conduct a significant portion of our business outside the United States through subsidiaries with functional currencies other than the U.S. Dollar (primarily Euros). As a result, we face exposure to adverse movements in currency exchange rates as the operating results of our international operations are translated from local currency into U.S. Dollars upon consolidation. If the U.S. Dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, gross bookings, gross profit, operating expenses, and net income. Similarly, our net assets, gross bookings, gross profit, operating expenses, and net income will decrease if the U.S. Dollar strengthens against the local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency results in gains and losses that are reflected in the Consolidated Statement of Operations.

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign exchange fluctuation risk for the Euro and the British Pound Sterling versus the U.S. Dollar. As of December 31, 2013 and 2012, there were no such outstanding derivative contracts. Foreign exchange gains of $0.3 million, $0.7 million, and $4.0 million for the years ended December 31, 2013, 2012, and 2011, respectively, were recorded in "Foreign currency transactions and other" in the Consolidated Statements of Operations.

As of December 31, 2013 and 2012, we had outstanding forward currency contracts with a notional value of 3.0 billion Euros and 1.5 billion Euros, respectively, that are designated as hedges of our net investment in a foreign subsidiary for accounting purposes. These contracts are all short-term in nature. Mark-to-market adjustments on these net investment hedges are recorded as currency translation adjustments. The fair value of these derivatives at December 31, 2013 was a liability of $121.3 million, with $121.5 million recorded in "Accrued expenses and other current liabilities" and $0.2 million recorded in "Prepaid and other current assets" on the Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2012 was a liability of $62.4 million, with $62.6 million recorded in "Accrued expenses and other current liabilities" and $0.2 million recorded in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet. A hypothetical 10% strengthening of the foreign exchange rates relative to the U.S. Dollar, with all other variables held constant, would have resulted in a derivative liability of approximately $530.7 million as of December 31, 2013. See Note 5 to the Consolidated Financial Statements for further detail on our derivative instruments.

Item 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K (See Item 15).

Consolidated Balance Sheets as of December 31, 2013 and 2012; Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of our management's assessment of the design and effectiveness of our internal controls over financial reporting for the year ended December 31, 2013.

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. Our independent registered public accounting firm also attested to, and reported on, our management's assessment of the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the three months ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
priceline.com Incorporated
Norwalk, Connecticut

We have audited the internal control over financial reporting of priceline.com Incorporated and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control Over Financial Reporting" appearing in Item 9A.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 20, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
February 20, 2014

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)                                  List of Documents Filed as a Part of this Annual Report on Form 10-K:

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of December 31, 2013 and 2012; and the related Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; Notes to Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

All financial statement schedules have been omitted because they are not applicable, not material or the required information is shown in the Consolidated Financial Statements or the notes thereto.

(b)                                 Exhibits

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. Some agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•
may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which-disclosures-are-not necessarily reflected in the agreement;

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

Exhibit Number	Description
2.1(a)	Agreement and Plan of Merger, dated as of November 8, 2012, by and among KAYAK Software Corporation, the Registrant and Produce Merger Sub, Inc.
3.1(b)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(c)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 13, 2003.
3.3(d)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 3, 2009.
3.4(e)	Amended and Restated By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2(f)	Specimen Certificate for Registrant's Common Stock.
4.3(g)	Indenture, dated as of March 10, 2010, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.4(h)	Indenture, dated as of March 12, 2012, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.5(i)	Indenture, dated as of June 4, 2013, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
10.1(j)+	priceline.com Incorporated 1999 Omnibus Plan (As Amended and Restated Effective June 6, 2013).

10.2(k)+	Form of Stock Option Grant Agreement under the 1999 Omnibus Plan.
10.3(l)+	Form of Restricted Stock Unit Award Agreement for Employees in the Netherlands under the 1999 Omnibus Plan.
10.4(m)+	2011 Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan to certain U.S.-based executives.
10.5(m)+	2011 Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan to Netherlands-based executive.
10.6(m)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan to non-employee directors.
10.7(n)+	2012 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.8(o)+	2013 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.9(p)+	KAYAK Software Corporation 2012 Equity Incentive Plan.
10.10(j)+	Amendment to KAYAK Software Corporation 2012 Equity Incentive Plan.
10.11(q)+	priceline.com Incorporated Annual Bonus Plan, adopted on February 20, 2007.
10.12(o)+	Form of Non-Competition and Non-Solicitation Agreement.
10.13(r)+	Amended and Restated Employment Agreement, dated August 22, 2008, by and between the Registrant and Jeffery H. Boyd.
10.14(s)+	Letter amendment, dated December 18, 2008, to Amended and Restated Employment Agreement, by and between the Registrant and Jeffery H. Boyd.
10.15(t)+	Transition Agreement dated November 7, 2013 by and between the Registrant and Jeffery H. Boyd.
10.16(t)+	Amended and Restated Employment Agreement dated November 7, 2013 by and between the Registrant, Booking.com Holding B.V. and Darren R. Huston.
10.17(t)+	Amended and Restated Non-Competition and Non-Solicitation Agreement dated November 7, 2013 by and between the Registrant and Darren R. Huston.
10.18(u)+	Indemnification Agreement, dated September 12, 2011, by and between the Registrant and Darren R. Huston.
10.19(v)+	Letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.20(s)+	Letter amendment, dated December 16, 2008, to letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.21(s)+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between the Registrant and Peter J. Millones.
10.22(s)+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between the Registrant and Chris Soder.
10.23(u)
Credit Agreement, dated as of October 28, 2011, among the Registrant, the lenders from time to time party thereto, RBS Citizens, N.A., as Documentation Agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as Co‑Syndication Agents and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.24(h)	Purchase Agreement, dated March 7, 2012, between the Registrant and Goldman, Sachs & Co., as representative of the Initial Purchasers.
10.25(i)	Purchase Agreement, dated May 29, 2013, between the Registrant and Goldman, Sachs & Co.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certification of Darren R. Huston, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(w)	Certification of Darren R. Huston, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(w)	Certification of Daniel J. Finnegan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101
The following financial statements from the Company's Annual Report on Form 10‑K for the year ended December 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

____________________________

(a)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on November 9, 2012 (File No. 0-25581).
(b)	Previously filed as an exhibit to Amendment No. 1 to Registration Statement on Form S‑1 (File No. 333‑69657) filed on February 16, 1999.
(c)	Previously filed as an exhibit to the Registration Statement on Form S‑3 (File No. 333‑109929) filed on October 23, 2003.
(d)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 5, 2009 (File No. 0-25581).
(e)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2012 (File No. 0-25581).
(f)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-69657) filed on March 18, 1999.
(g)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 10, 2010 (File No. 0-25581).
(h)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 12, 2012 (File No. 0-25581).
(i)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 4, 2013 (File No. 0-25581).
(j)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on June 6, 2013 (File No. 0-25581).
(k)	Previously filed as an exhibit to the Registration Statement on Form S-8 (File No. 333-122414) filed on January 31, 2005.
(l)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on November 8, 2005 (File No. 0-25581).
(m)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 9, 2011 (File No. 0-25581).
(n)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 8, 2012 (File No. 0-25581).
(o)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2013 (File No. 0-25581).
(p)	Previously filed as an exhibit to the Registration Statement on Form S-8 (File No. 333-188733) filed on May 21, 2013.
(q)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on February 23, 2007 (File No. 0-25581).
(r)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on August 6, 2008 (File No. 0-25581).
(s)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2008 (File No. 0-25581).
(t)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 8, 2013 (File No. 0-25581).
(u)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2011 (File No. 0-25581).
(v)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 21, 2005 (File No. 0-25581).
(w)	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.

+	Indicates a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRICELINE.COM INCORPORATED

By:	/s/ Darren R. Huston
	Name:	Darren R. Huston
	Title:	Chief Executive Officer
	Date:	February 20, 2014

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Darren R. Huston, Daniel J. Finnegan and Peter J. Millones, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffery H. Boyd	Director, Chairman of the Board	February 20, 2014
Jeffery H. Boyd

/s/ Darren R. Huston	Director, President and Chief Executive	February 20, 2014
Darren R. Huston	Officer (Principal Executive Officer)

/s/ Daniel J. Finnegan	Chief Financial Officer and Chief Accounting	February 20, 2014
Daniel J. Finnegan	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Timothy M. Armstrong	Director	February 20, 2014
Timothy M. Armstrong

/s/ Howard W. Barker, Jr.	Director	February 20, 2014
Howard W. Barker, Jr.

/s/ Jan L. Docter	Director	February 20, 2014
Jan L. Docter

/s/ Jeffrey E. Epstein	Director	February 20, 2014
Jeffrey E. Epstein

/s/ James M. Guyette	Director	February 20, 2014
James M. Guyette

/s/ Nancy B. Peretsman	Director	February 20, 2014
Nancy B. Peretsman

/s/ Thomas E. Rothman	Director	February 20, 2014
Thomas E. Rothman

/s/ Craig W. Rydin	Director	February 20, 2014
Craig W. Rydin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
priceline.com Incorporated
Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of priceline.com Incorporated and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of priceline.com Incorporated and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
February 20, 2014

priceline.com Incorporated
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,289,994	$1,536,349
Restricted cash	10,476	6,641
Short-term investments	5,462,720	3,646,845
Accounts receivable, net of allowance for doubtful accounts of $14,116 and $10,322, respectively	535,962	367,512
Prepaid expenses and other current assets	107,102	84,290
Deferred income taxes	74,687	40,738
Total current assets	7,480,941	5,682,375

Property and equipment, net	135,053	89,269
Intangible assets, net	1,019,985	208,113
Goodwill	1,767,912	522,672
Deferred income taxes	7,055	31,485
Other assets	33,514	35,828
Total assets	$10,444,460	$6,569,742

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$247,345	$184,648
Accrued expenses and other current liabilities	545,342	387,911
Deferred merchant bookings	437,127	368,823
Convertible debt (See Note 11)	151,931	520,344
Total current liabilities	1,381,745	1,461,726

Deferred income taxes	326,425	45,159
Other long-term liabilities	75,981	68,944
Convertible debt (See Note 11)	1,742,047	881,996
Total liabilities	3,526,198	2,457,825

Commitments and Contingencies (See Note 16)
Redeemable noncontrolling interests (See Note 13)	—	160,287
Convertible debt (See Note 11)	8,533	54,655

Stockholders' equity:
Common stock, $0.008 par value, authorized 1,000,000,000 shares, 61,265,160 and 58,055,586 shares issued, respectively	476	450
Treasury stock, 9,256,721 and 8,184,787, respectively	(1,987,207)	(1,060,607)
Additional paid-in capital	4,592,979	2,612,197
Accumulated earnings	4,218,752	2,368,611
Accumulated other comprehensive income (loss)	84,729	(23,676)
Total stockholders' equity	6,909,729	3,896,975
Total liabilities and stockholders' equity	$10,444,460	$6,569,742

See Notes to Consolidated Financial Statements.

priceline.com Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Agency revenues	$4,410,689	$3,142,815	$2,339,253
Merchant revenues	2,211,474	2,104,752	2,004,432
Advertising and other revenues	171,143	13,389	11,925
Total revenues	6,793,306	5,260,956	4,355,610
Cost of revenues	1,077,420	1,177,275	1,275,730
Gross profit	5,715,886	4,083,681	3,079,880
Operating expenses:
Advertising — Online	1,798,645	1,273,637	919,214
Advertising — Offline	127,459	35,492	35,470
Sales and marketing	235,817	195,934	162,690
Personnel, including stock-based compensation of $140,526, $71,565 and $65,724, respectively	698,692	466,828	352,295
General and administrative	252,994	173,171	123,652
Information technology	71,890	43,685	33,813
Depreciation and amortization	117,975	65,141	53,824
Total operating expenses	3,303,472	2,253,888	1,680,958
Operating income	2,412,414	1,829,793	1,398,922
Other income (expense):
Interest income	4,167	3,860	8,119
Interest expense	(83,289)	(62,064)	(31,721)
Foreign currency transactions and other	(36,755)	(9,720)	(7,526)
Total other income (expense)	(115,877)	(67,924)	(31,128)
Earnings before income taxes	2,296,537	1,761,869	1,367,794
Income tax expense	403,739	337,832	308,663
Net income	1,892,798	1,424,037	1,059,131
Less: net income attributable to noncontrolling interests	135	4,471	2,760
Net income applicable to common stockholders	$1,892,663	$1,419,566	$1,056,371
Net income applicable to common stockholders per basic common share	$37.17	$28.48	$21.27
Weighted average number of basic common shares outstanding	50,924	49,840	49,654
Net income applicable to common stockholders per diluted common share	$36.11	$27.66	$20.63
Weighted average number of diluted common shares outstanding	52,413	51,326	51,211

See Notes to Consolidated Financial Statements.

priceline.com Incorporated
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$1,892,798	$1,424,037	$1,059,131
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments(1)	97,970	69,683	(55,128)
Unrealized gain (loss) on marketable securities(2)	21	(620)	212
Comprehensive income	1,990,789	1,493,100	1,004,215
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interests	(10,279)	9,628	2,537
Comprehensive income attributable to common stockholders	$2,001,068	$1,483,472	$1,001,678

(1) Foreign currency translation adjustments includes tax benefits of $55,001 and $18,001 for the years ended December 31, 2013 and 2012, respectively, and tax of $21,547, for the year ended December 31, 2011 associated with hedges of foreign denominated net assets. The remaining balance in currency translation adjustments excludes income taxes due to the Company's practice and intention to reinvest the earnings of its foreign subsidiaries in those operations. See Note 15.

(2) Net of tax benefits of $43 and $158 for the years ended December 31, 2013 and 2012, respectively, and tax of $96 for the year ended December 31, 2011.

See Notes to Consolidated Financial Statements.

priceline.com Incorporated
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	56,567	$438	(7,421)	$(640,415)	$2,417,092	$69,110	$(32,889)	$1,813,336
Net income applicable to common stockholders	—	—	—	—	—	1,056,371	—	1,056,371
Unrealized gain (loss) on marketable securities, net of tax of $96	—	—	—	—	—	—	212	212
Currency translation adjustments, net of tax of $21,547	—	—	—	—	—	—	(54,905)	(54,905)
Redeemable noncontrolling interests fair value adjustments	—	—	—	—	—	(91,743)	—	(91,743)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	(77,342)	—	—	(77,342)
Exercise of stock options and vesting of restricted stock units and performance share units	1,007	8	—	—	4,294	—	—	4,302
Repurchase of common stock	—	—	(359)	(163,171)	—	—	—	(163,171)
Stock-based compensation and other stock-based payments	—	—	—	—	66,194	—	—	66,194
Issuance of senior convertible notes	—	—	—	—	—	—	—	—
Conversion of debt	5	—	—	—	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	—	—	21,041	—	—	21,041
Balance, December 31, 2011	57,579	$446	(7,780)	$(803,586)	$2,431,279	$1,033,738	$(87,582)	$2,574,295
Net income applicable to common stockholders	—	—	—	—	—	1,419,566	—	1,419,566
Unrealized gain (loss) on marketable securities, net of tax benefit of $158	—	—	—	—	—	—	(620)	(620)
Currency translation adjustments, net of tax benefit of $18,001	—	—	—	—	—	—	64,526	64,526
Redeemable noncontrolling interests fair value adjustments	—	—	—	—	—	(84,693)	—	(84,693)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	22,705	—	—	22,705
Exercise of stock options and vesting of restricted stock units and performance share units	477	4	—	—	2,679	—	—	2,683
Repurchase of common stock	—	—	(405)	(257,021)	—	—	—	(257,021)
Stock-based compensation and other stock-based payments	—	—	—	—	72,035	—	—	72,035
Issuance of senior convertible notes	—	—	—	—	78,310	—	—	78,310
Conversion of debt	—	—	—	—	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	—	—	5,189	—	—	5,189
Balance, December 31, 2012	58,056	$450	(8,185)	$(1,060,607)	$2,612,197	$2,368,611	$(23,676)	$3,896,975
Net income applicable to common stockholders	—	—	—	—	—	1,892,663	—	1,892,663
Unrealized gain (loss) on marketable securities, net of tax benefit of $43	—	—	—	—	—	—	21	21
Currency translation adjustments, net of tax benefit of $55,001	—	—	—	—	—	—	108,384	108,384
Redeemable noncontrolling interests fair value adjustments	—	—	—	—	—	(42,522)	—	(42,522)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	46,122	—	—	46,122
Exercise of stock options and vesting of restricted stock units and performance share units	715	6	—	—	91,601	—	—	91,607
Repurchase of common stock	—	—	(1,030)	(883,515)	—	—	—	(883,515)
Stock-based compensation and other stock-based payments	—	—	—	—	142,098	—	—	142,098
Issuance of senior convertible notes	—	—	—	—	93,402	—	—	93,402
Common stock issued in an acquisition	1,522	12	—	—	1,281,122	—	—	1,281,134
Vested stock options assumed in an acquisition	—	—	—	—	264,423	—	—	264,423
Conversion of debt	972	8	—	—	1,224	—	—	1,232
Settlement of conversion spread hedges	—	—	(42)	(43,085)	43,104	—	—	19
Excess tax benefit from stock-based compensation	—	—	—	—	17,686	—	—	17,686
Balance, December 31, 2013	61,265	$476	(9,257)	$(1,987,207)	$4,592,979	$4,218,752	$84,729	$6,909,729

See Notes to Consolidated Financial Statements.

priceline.com Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$1,892,798	$1,424,037	$1,059,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,365	32,818	20,648
Amortization	69,610	32,323	33,176
Provision for uncollectible accounts, net	16,451	16,094	9,331
Deferred income tax expense (benefit)	(11,104)	19,596	44,747
Stock-based compensation and other stock based payments	142,098	72,035	66,194
Amortization of debt issuance costs	7,898	5,212	2,360
Amortization of debt discount	55,718	39,820	21,414
Loss on early extinguishment of debt	26,661	—	32
Changes in assets and liabilities:
Accounts receivable	(111,572)	(105,277)	(125,793)
Prepaid expenses and other current assets	(6,909)	(40,793)	12,213
Accounts payable, accrued expenses and other current liabilities	182,163	256,021	210,325
Other	(10,741)	33,864	(11,966)
Net cash provided by operating activities	2,301,436	1,785,750	1,341,812

INVESTING ACTIVITIES:
Purchase of investments	(9,955,800)	(6,352,495)	(3,005,397)
Proceeds from sale of investments	8,291,283	4,799,412	2,229,563
Additions to property and equipment	(84,445)	(55,158)	(46,833)
Acquisitions and other equity investments, net of cash acquired	(331,918)	(33,861)	(68,192)
Proceeds from foreign currency contracts	3,266	86,159	31,045
Payments on foreign currency contracts	(81,870)	(4,014)	(42,032)
Change in restricted cash	(2,783)	(2,756)	(2,922)
Net cash used in investing activities	(2,162,267)	(1,562,713)	(904,768)

FINANCING ACTIVITIES:
Proceeds from the issuance of convertible senior notes	980,000	1,000,000	—
Payment of debt issuance costs	(1,018)	(20,916)	—
Payments related to conversion of senior notes	(414,569)	(1)	(213)
Repurchase of common stock	(883,515)	(257,021)	(163,171)
Payments to purchase subsidiary shares from noncontrolling interests	(192,530)	(61,079)	(12,986)
Proceeds from exercise of stock options	91,607	2,683	4,302
Proceeds from the termination of conversion spread hedges	19	—	—
Payments of stock issuance costs	(1,191)	—	—
Excess tax benefit from stock-based compensation	17,686	5,189	21,041
Net cash (used in) provided by financing activities	(403,511)	668,855	(151,027)
Effect of exchange rate changes on cash and cash equivalents	17,987	11,621	(12,148)
Net (decrease) increase in cash and cash equivalents	(246,355)	903,513	273,869
Cash and cash equivalents, beginning of period	1,536,349	632,836	358,967
Cash and cash equivalents, end of period	$1,289,994	$1,536,349	$632,836

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$391,169	$300,539	$232,762
Cash paid during the period for interest	$20,954	$13,933	$7,573
Non-cash fair value increase for redeemable noncontrolling interests	$42,522	$84,693	$91,743
Non-cash financing activity for acquisitions	$1,546,748	$—	$—

 See Notes to Consolidated Financial Statements.

priceline.com Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS DESCRIPTION

Priceline.com Incorporated ("The Priceline Group" or the "Company") is a leading online travel company that connects consumers wishing to make travel reservations with providers of travel services around the world. The Company offers consumers accommodation reservations (including hotels, bed and breakfasts, hostels, apartments, vacation rentals and other properties) worldwide through its Booking.com, priceline.com and Agoda.com brands.  In the United States, the Company also offers consumers reservations for rental cars, airline tickets, vacation packages and cruises through the priceline.com brand. The Company offers rental car reservations worldwide through rentalcars.com. In May 2013, the Company acquired KAYAK Software Corporation ("KAYAK"), a leading meta-search service, through which the Company allows consumers to easily compare airline ticket, hotel reservation and rental car reservation information from hundreds of travel websites at once. KAYAK earns advertising revenues mainly by sending referrals to travel service providers and online travel agents ("OTAs"), as well as from advertising placements on its websites and mobile applications.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Company's Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including KAYAK Software Corporation since its acquisition in May 2013.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto.  Actual results may differ significantly from those estimates.  The estimates underlying the Company's Consolidated Financial Statements relate to, among other things, the deferred tax valuation allowance, the accrual for travel transaction taxes, stock-based compensation, the allowance for doubtful accounts, the valuation of goodwill and long-lived assets and intangibles and the valuation of redeemable noncontrolling interests.

Fair Value of Financial Instruments — The Company's financial instruments, including cash, restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these financial instruments.  See Notes 4, 5, 11 and 13 for information on fair value for investments, derivatives, the Company's outstanding Convertible Senior Notes, and redeemable noncontrolling interests.

Cash and Cash Equivalents — Cash and cash equivalents consists primarily of cash and highly liquid investment grade securities with an original maturity of three months or less.

Restricted Cash — Restricted cash at December 31, 2013 and 2012 collateralizes office leases and supplier obligations.

Investments — The Company has classified its investments as available-for-sale securities.  These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments, net of taxes, reflected as a part of "Accumulated other comprehensive income (loss)" within stockholders' equity.

The fair value of the investments is based on the specific quoted market price of the securities or comparable securities at the balance sheet dates.  Investments in debt securities are considered to be impaired when a decline in fair value is judged to be other than temporary because the Company either intends to sell or it is more-likely-than not that it will have to sell the impaired security before recovery. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established.   If the Company does not intend to sell the debt security, but it is probable that the Company will not collect all amounts due, then only the impairment due to the credit risk would be recognized in earnings and the remaining amount of the impairment would be recognized in "Accumulated other comprehensive Income (loss)" within stockholders' equity.   The marketable securities are presented as current assets on the Company's Consolidated Balance Sheets, if they are available to meet the short-term working capital needs of the Company.  See Notes 4 and 5 for further detail of investments.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization of property and equipment is computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter.

Goodwill — The Company accounts for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values.  Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.  The Company's Consolidated Financial Statements reflect an acquired business starting at the date of the acquisition.

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

Impairment of Long-Lived Assets and Intangible Assets — The Company reviews long-lived assets and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The assessment of possible impairment is based upon the Company's ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related operations.  The amount of impairment loss, if any, is measured as the excess of the carrying value of the asset over the present value of estimated future cash flows, using a discount rate commensurate with the risks involved and based on assumptions representative of market participants.

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

Agency Revenues

Agency revenues are derived from travel-related transactions where the Company is not the merchant of record and where the prices of the services sold are determined by third parties.  Agency revenues include travel commissions, global distribution system ("GDS") reservation booking fees and customer processing fees, and are reported at the net amounts received, without any associated cost of revenue.  Such revenues are generally recognized by the Company when the customers complete their travel.

Merchant Revenues and Cost of Merchant Revenues

 Merchant revenues and related cost of revenues are derived from services where the Company is the merchant of record and therefore charges the customer's credit card and subsequently pays the travel service provider for the services provided.

Opaque Services:  The Company refers to its Name Your Own Price® and Express Deals® services as "opaque" services because not all aspects of the travel service are visible to the consumer before making an offer. The Name Your Own Price® service connects consumers that are willing to accept a level of flexibility regarding their travel itinerary with travel service providers that are willing to accept a lower price in order to sell their excess capacity without disrupting their existing distribution channels or retail pricing structures. The Company's Name Your Own Price® services use a unique pricing system that allows consumers to "bid" the price they are prepared to pay when submitting an offer for a particular leisure travel service.  The Company accesses databases in which participating travel service providers file secure discounted rates, not generally available to the public, to determine whether it can fulfill the consumer's offer.  The Company selects the travel service provider and determines the price it will accept from the consumer. Merchant revenues and cost of merchant revenues include the selling price and cost, respectively, of the Name Your Own Price® travel services and are reported on a gross basis.

In 2012, the Company launched Express Deals®, a merchant semi-opaque hotel reservation service at priceline.com, which allows consumers to select hotel reservations with price and certain information regarding amenities offered by the hotel provider disclosed prior to making the reservation. The identity of the hotel is not known prior to committing to the non-

refundable reservation.  The Company records the difference between the reservation price to the consumer and the travel service provider cost to the Company of its merchant Express Deals® reservation services on a net basis in merchant revenue.

The Company recognizes revenues and costs for these services when it confirms the customer's non-refundable offer.  In very limited circumstances, the Company makes certain customer concessions to satisfy disputes and complaints.  The Company accrues for such estimated losses and classifies the resulting expense as adjustments to merchant revenue and cost of merchant revenues.

Merchant Retail Services:  Merchant revenues for the Company's merchant retail services are derived from transactions where consumers book accommodation reservations or rental car reservations from travel service providers at disclosed rates which are subject to contractual arrangements.  Charges are billed to consumers by the Company at the time of booking and are included in deferred merchant bookings until the consumer completes the accommodation stay or returns the rental car.  Such amounts are generally refundable upon cancellation, subject to cancellation penalties in certain cases.  Merchant revenues and accounts payable to the travel service provider are recognized at the conclusion of the consumer's stay at the accommodation or return of the rental car.  The Company records the difference between the reservation price to the consumer and the travel service provider cost to the Company of its merchant retail reservation services on a net basis in merchant revenue.

Pursuant to the terms of the Company's opaque and retail merchant services, its travel service providers are permitted to bill the Company for the underlying cost of the service during a specified period of time.  In the event that the Company is not billed by the travel provider within the specified time period, the Company reduces its cost of revenues by the unbilled amounts.

Advertising and Other Revenues

Advertising and other revenues are earned primarily by KAYAK by sending referrals to travel service providers and OTAs, as well as from advertising placements on its websites and mobile applications. The Company recognizes advertising revenue when earned, generally, upon the completion of travel by the consumer, when a consumer clicks on an advertisement or when the Company displays an advertisement.

Tax Recovery Charge, Occupancy Taxes and State and Local Taxes

The Company provides an online travel service to facilitate online travel purchases by consumers from travel service providers, including accommodation, rental car and airline ticket reservations, and sometimes as part of a vacation package reservation.  For merchant model transactions, the Company charges the consumer an amount intended to cover the taxes that the Company anticipates the travel service provider will owe and remit to the local taxing authorities ("tax recovery charge").  Tax rate information for calculating the tax recovery charge is provided to the Company by the travel service providers.

In a handful of taxing jurisdictions, the Company recently was required by passage of a new statute or by court order to start collecting and remitting certain taxes (local occupancy tax, general excise and/or sales tax) imposed upon its margin and/or service fee, or in the case of Hawaii, on the full amount collected from the consumer.  In those jurisdictions, the Company is collecting and remitting tax as required.  Except in those jurisdictions, the Company does not charge the customer or remit occupancy or other related taxes based on its margin or service fee, because the Company believes that such taxes are not owed on its compensation for its services (refer to Note 16).  The tax recovery charge and occupancy and other related taxes collected from customers and remitted to those jurisdictions are reported on a net basis on the Consolidated Statement of Operations.

Advertising - Online — Online advertising expenses consist primarily of the costs of (1) search engine keyword purchases; (2) referrals from meta-search websites and travel research websites; (3) affiliate programs; (4) banner and pop-up advertisements; and (5) email campaigns. Online advertising expense is generally recognized as incurred.  Included in "Accrued expenses and other current liabilities" on the Consolidated Balance Sheets are accrued online advertising liabilities of $130.3 million and $99.6 million at December 31, 2013 and 2012, respectively.

Advertising - Offline — Offline advertising expenses are comprised primarily of costs for television, print, and radio advertising for Booking.com, priceline.com and KAYAK. The Company expenses advertising production costs the first time the advertising takes place.

Sales and Marketing — Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-parties that provide call center, website content translations and other services; (3) provisions for credit card chargebacks; and (4) provisions for bad debt, primarily related to agency accommodation commission receivables.

Personnel — Personnel expenses consist of compensation to the Company's personnel, including salaries, bonuses, payroll taxes, employee health insurance and other benefits, and stock based compensation.  Included in "Accrued expenses and other current liabilities" on the Consolidated Balance Sheets are accrued compensation liabilities of $142.7 million and $97.9 million at December 31, 2013 and 2012, respectively.

Stock-Based Compensation — The cost of stock-based transactions are recognized in the financial statements based upon fair value.  The fair value of performance share units and restricted stock units is determined based on the number of units or shares, as applicable, granted and the quoted price of the Company's common stock as of the grant date.  Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period.  The fair value of employee stock options assumed in the acquisition of KAYAK was determined using the Black Scholes model and the market value of the Company's common stock at the merger date. Fair value is recognized as expense on a straight line basis, net of estimated forfeitures, over the employee requisite service period.

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

Information Technology — Information technology expenses are comprised primarily of outsourced data center costs, system maintenance and software license fees, data communications and other expenses associated with operating the Company's Internet websites and payments to outside contractors. Such costs are expensed as incurred.

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

Segment Reporting — The Company operates and manages its business as a single reportable unit. Operating segments that have similar economic characteristics are aggregated.   For geographic related information, see Note 18 to the Company's Consolidated Financial Statements.

Foreign Currency Translation — The functional currency of the Company's foreign subsidiaries is generally their respective local currency.  Assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at average monthly exchange rates applicable for the period.  Translation gains and losses are included as a component of "Accumulated other comprehensive income (loss)" on the Company's Consolidated Balance Sheets.  Foreign currency transaction gains and losses are included in "Foreign currency transactions and other" in the Company's Consolidated Statements of Operations.

Derivative Financial Instruments — As a result of the Company's international operations, it is exposed to various market risks that may affect its consolidated results of operations, cash flow and financial position.  These market risks include, but are not limited to, fluctuations in currency exchange rates.  The Company's primary foreign currency exposures are in Euros and British Pound Sterling, in which it conducts a significant portion of its business activities.  As a result, the Company faces exposure to adverse movements in currency exchange rates as the financial results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in income.

The Company may enter into derivative instruments to hedge certain net exposures of nonfunctional currency denominated assets and liabilities and the volatility associated with translating earnings for its international businesses into U.S. Dollars, even though it does not elect to apply hedge accounting or hedge accounting does not apply.  Gains and losses resulting from a change in fair value for these derivatives are reflected in income in the period in which the change occurs and are recognized on the Consolidated Statements of Operations in "Foreign currency transactions and other."  Cash flows related to these contracts are classified within "Net cash provided by operating activities" on the cash flow statement.

The Company also utilizes derivative instruments to hedge the impact of changes in currency exchange rates on the net assets of its foreign subsidiaries. These instruments are designated as net investment hedges.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The Company records gains and losses on these derivative instruments as currency translation adjustments, which offset a portion of the translation adjustments related to the foreign subsidiary's net assets.  Gains and losses are recognized on the Consolidated Balance Sheet in "Accumulated other comprehensive Income (loss)" and will be realized upon a partial sale or liquidation of the investment.  The Company formally documents all derivatives designated as hedging instruments for accounting purposes, both at hedge inception and on an on-going basis.  These net investment hedges expose the Company to liquidity risk as the derivatives have an immediate cash flow impact upon maturity, which is not offset by the translation of the underlying hedged equity.  The cash flows from these contracts are classified within "Net cash used in investing activities" on the cash flow statement.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued accounting guidance which requires entities to provide additional information about items reclassified out of accumulated other comprehensive income ("AOCI") to net income. Changes in AOCI balances by component, both before tax and after tax, must be disclosed and significant items reclassified out of AOCI by component must be reported either on the face of the income statement or in a separate footnote to the financial statements. The accounting guidance is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2012. See Note 14 for information on AOCI balances. There were no reclassifications out of AOCI to net income for the years ended December 31, 2013, 2012 and 2011.
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

In September 2011, the FASB issued an accounting update, which amended the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If, based on the qualitative factors, it is more-likely-than not that the fair value of the reporting unit is less than its carrying value, then the unchanged two-step approach previously used would be required. The new accounting guidance did not change how goodwill is calculated, how goodwill is assigned to the reporting unit, or the requirements for testing goodwill annually or when events and circumstances warrant testing. The accounting update was effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted. In September 2013, the Company performed its annual quantitative goodwill impairment testing and concluded that there was no impairment of goodwill.

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

The Company has adopted the priceline.com Incorporated 1999 Omnibus Plan, as amended and restated effective June 6, 2013, (the "1999 Plan") as the stock compensation plan from which broad-based employee grants may be made.  As of December 31, 2013, there were 2,807,340 shares of common stock available for future grant under our 1999 Plan. In addition, in connection with the acquisition of KAYAK in May 2013, the Company assumed the KAYAK Software Corporation 2012 Equity Incentive Plan (the "KAYAK Plan"). As of December 31, 2013, there were 31,946 shares of common stock available for future grant under the KAYAK Plan.

Stock-based compensation issued under the plans generally consists of restricted stock units, performance share units and stock options. The cost of share-based transactions is recognized in the financial statements based upon fair value. Fair value is recognized as expense on a straight line basis, net of estimated forfeitures, over the employee's requisite service period. The fair value of restricted stock units and performance share units is determined based on the number of shares or units, as applicable, granted and the quoted price of the Company's common stock as of the grant date. Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period. The fair value of the employee stock options assumed in the acquisition of KAYAK was determined using the Black-Scholes model and the market value of the Company's common stock at the merger date. Stock options granted to employees have a term of 10 years.  Restricted stock units, performance share units and restricted stock generally vest over periods from 1 to 4 years.  The Company issues new shares of common stock upon the issuance of restricted stock, the exercise of stock options and the vesting of restricted stock units and performance share units.

Stock-based compensation included in personnel expenses in the Consolidated Statements of Operations was approximately $140.5 million, $71.6 million and $65.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Stock-based compensation for the years ended December 31, 2013, 2012 and 2011 includes charges amounting to

$24.1 million, $0.9 million and $10.3 million, respectively, representing the cumulative impact of adjusting the estimated probable outcome at the end of the performance period for outstanding unvested performance share units.  Included in the stock-based compensation are approximately $2.1 million, $1.8 million, and $1.7 million for the years ended December 31, 2013, 2012, and 2011, respectively, for grants to non-employee directors.  The related tax benefit for stock-based compensation is $18.5 million, $7.6 million and $8.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Restricted Stock Units and Performance Share Units

The following table summarizes the activity of unvested restricted stock units ("RSUs") and performance share units during the years ended December 31, 2011, 2012 and 2013:

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2010	1,530,647	$130.93

Granted	125,564	$469.29
Vested	(858,019)	$113.37
Performance Shares Adjustment	73,710	$496.34
Forfeited	(71,922)	$182.90
Unvested at December 31, 2011	799,980	$231.87

Granted	95,062	$643.12
Vested	(353,819)	$108.31
Performance Shares Adjustment	6,649	$532.26
Forfeited	(7,744)	$444.18
Unvested at December 31, 2012	540,128	$389.21

Granted	162,341	$730.47
Vested	(258,198)	$242.63
Performance Shares Adjustment	101,490	$681.13
Forfeited	(11,442)	$579.71
Unvested at December 31, 2013	534,319	$615.10

RSUs and performance share units granted by the Company during the years ended December 31, 2013, 2012 and 2011 had aggregate grant date fair values of approximately $118.6 million, $61.1 million and $58.9 million, respectively.  Share-based awards that vested during the years ended December 31, 2013, 2012, and 2011 had grant date fair values of $62.6 million, $38.3 million and $97.3 million, respectively.

As of December 31, 2013, there is $154.1 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 1.4 years.

During the year ended December 31, 2013, stock based awards included grants of 104,865 performance share units to executives and certain other employees. The performance share units had a total grant date fair value of $74.4 million based upon the weighted-average grant date fair value per share of $709.74. The performance share units are payable in shares of the Company's common stock upon vesting. Stock-based compensation for performance share units is recorded based on the estimated probable outcome if the Company, and with respect to certain grants, the businesses of its subsidiaries, achieve certain financial goals at the end of the performance period.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period which ends December 31, 2015, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances, or a change in control. At December 31, 2013, there were 103,162 unvested 2013 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of December 31, 2013, the number of shares estimated to be issued pursuant to these performance shares units is a total of 170,046 shares. If the maximum performance thresholds are met at the end of the performance period, a maximum of 225,894 total shares could be issued. If the minimum performance thresholds are not met, 40,466 shares would be issued at the end of the performance period.

2012 Performance Share Units

During the year ended December 31, 2012, stock-based awards included grants of 60,365 performance share units with a grant date fair value of $39.0 million, based on a weighted average grant date fair value of $645.86 per share. The actual number of shares will be determined upon completion of the performance period which ends December 31, 2014.

At December 31, 2013, there were 58,004 unvested 2012 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of December 31, 2013, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 97,204 shares. If the maximum performance thresholds are met at the end of the performance period, a maximum of 116,008 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 36,250 shares would be issued at the end of the performance period.

2011 Performance Share Units

During the year ended December 31, 2011, stock-based awards included grants of 77,144 performance share units with a grant date fair value of $35.9 million, based on a weighted average grant date fair value of $464.79 per share.  The actual number of shares will be determined upon completion of the performance period which ended on December 31, 2013.

At December 31, 2013, there were 72,830 unvested 2011 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of December 31, 2013, the total number of shares to be issued pursuant to these performance shares units on the March 4, 2014 vesting date is 149,345 shares.

Stock Options - Other than Stock Options Assumed in the Acquisition of KAYAK

The disclosures in this section do not include employee stock options assumed in the acquisition of KAYAK (described below). During the year ended December 31, 2013, stock options were exercised for 62,001 shares of common stock with a weighted average exercise price per share of $19.32. As of December 31, 2013, the aggregate number of stock options outstanding and exercisable was 9,000 shares, with a weighted average exercise price per share of $22.55, a weighted average remaining term of 1.2 years, and an aggregate intrinsic value of $10.3 million. No stock options were granted during the years ended December 31, 2013, 2012 or 2011. As of December 31, 2008, all stock options were fully vested and exercisable. The intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $44.9 million, $75.2 million and $77.1 million, respectively.

KAYAK Employee Stock Options Assumed in the Acquisition of KAYAK

The following table summarizes for the year ended December 31, 2013 stock option activity for the vested and unvested employee stock options assumed in the acquisition of KAYAK:

Assumed Employee Stock Options	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (000's)	Weighted Average Remaining Contractual Term (in years)
Balance, May 21, 2013	540,179	$260.96	$314,133	6.8
Exercised	(387,669)	$222.73
Forfeited	(23,802)	$478.83
Balance, December 31, 2013	128,708	$335.83	$106,386	6.9
Vested and exercisable as of December 31, 2013	86,340	$261.71	$77,765	6.2
Vested and exercisable as of December 31, 2013 and expected to vest thereafter, net of estimated forfeitures	126,428	$332.64	$104,905	6.9

The aggregate intrinsic value of employee stock options assumed in the acquisition of KAYAK that were exercised during the period of May 22, 2013 through December 31, 2013 was $236.9 million.

At May 21, 2013, there were vested employee stock options assumed in the acquisition of KAYAK for 408,716 shares of common stock with a fair value of $260.9 million. The fair value of these assumed vested employee stock options was included in the purchase price allocation, with a corresponding increase in additional paid-in capital.

At May 21, 2013, there were unvested employee stock options assumed in the acquisition of KAYAK for 131,463 shares of common stock with a fair value of $57.4 million and a weighted average fair value per share of $443.92. During the period of May 22, 2013 through December 31, 2013, assumed unvested employee stock options vested for 65,293 shares with a fair value of $30.9 million.

The following assumptions were used at the merger date to determine the fair value of the assumed options.

	Weighted Average	Range
Risk-free interest rate	0.23%	0.11% - 0.63%
Expected volatility	32%	25% - 39%
Expected life (in years)	2.2	9 months - 4 years
Dividend yield	—%

For the period of May 22 through December 31, 2013, the Company recorded stock-based compensation expense of $30.9 million for the KAYAK unvested assumed employee stock options. As of December 31, 2013, there was $16.6 million of total future compensation costs related to these KAYAK unvested assumed employee stock options to be recognized over a weighted-average period of 2.1 years.

4.	INVESTMENTS

The following table summarizes, by major security type, the Company's short-term investments as of December 31, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Foreign government securities	$4,019,530	$233	$(356)	$4,019,407
U.S. government securities	1,443,083	250	(20)	1,443,313
Total	$5,462,613	$483	$(376)	$5,462,720

As of December 31, 2013, foreign government securities included investments in debt securities issued by the governments of Germany, the Netherlands, and the United Kingdom.

The following table summarizes, by major security type, the Company's short-term investments as of December 31, 2012 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Foreign government securities	$1,886,822	$18	$(287)	$1,886,553
U.S. government securities	1,759,773	520	(1)	1,760,292
Total	$3,646,595	$538	$(288)	$3,646,845

There were no realized gains or losses related to investments for the years ended December 31, 2013, 2012 and 2011.

5.	FAIR VALUE MEASUREMENTS

Financial assets carried at fair value as of December 31, 2013 are classified in the table below in the categories described below (in thousands):

	Level 1	Level 2	Level 3	Total
ASSETS:
Short-term investments:
Foreign government securities	$—	$4,019,407	$—	$4,019,407
U.S. government securities	—	1,443,313	—	1,443,313
Foreign exchange derivatives	—	292	—	292
Total assets at fair value	$—	$5,463,012	$—	$5,463,012

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Foreign exchange derivatives	$—	122,091	$—	$122,091

Financial assets and liabilities are carried at fair value as of December 31, 2012 are classified in the tables below in the categories described below (in thousands):

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

The Company considered its redeemable noncontrolling interests to represent a "Level 3" fair value measurement that required a high level of judgment to determine fair value.  The fair value of the redeemable noncontrolling interests was determined by industry peer comparable analysis and a discounted cash flow valuation model.  In April 2013, the Company purchased the remaining shares underlying redeemable noncontrolling interests. See Note 13 for information on the estimated fair value for redeemable noncontrolling interests.

As of December 31, 2013 and 2012, the carrying value of the Company's cash and cash equivalents approximated their fair value and consisted primarily of foreign and U.S. government securities and bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings are carried at cost which also approximates their fair value because of the short-term nature of these items.  See Note 4 for information on the carrying value of investments and Note 11 for the estimated fair value of the Company's Senior Convertible Notes.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations.  The Company limits these risks by following established risk management policies and procedures, including the use of derivatives.  See Note 2 for further information on our accounting policy for derivative financial instruments.

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation. The Company's derivative contracts principally address short-term foreign exchange fluctuations for the Euro and British Pound Sterling versus the U.S. Dollar. As of December 31, 2013 and 2012, there were no outstanding derivative contracts. Foreign exchange gains of $0.3 million, $0.7 million and $4.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, were recorded in "Foreign currency transactions and other" in the Consolidated Statements of Operations.

Foreign exchange derivatives outstanding as of December 31, 2013 associated with foreign currency transaction risks resulted in a net liability of $0.5 million, with a liability in the amount of $0.6 million recorded in "Accrued expenses and other current liabilities" and an asset in the amount of $0.1 million recorded in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet.  Foreign exchange derivatives outstanding at December 31, 2012 associated with foreign exchange transaction risks resulted in a net asset of $0.3 million, with $0.8 million recorded in "Prepaid and other current assets" and $0.5 million recorded in "Accrued expenses and other current liabilities" on the Consolidated Balance Sheet. Foreign exchange gains of $3.6 million and $0.8 million for the years ended December 31, 2013 and 2012, respectively, and foreign exchange losses of $2.9 million for the year ended December 31, 2011 were recorded in "Foreign currency transactions and other" in the Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments for the years ended December 31, 2013 and 2012 resulted in net cash inflows of $4.4 million and $1.9 million, respectively, compared to a net cash outflow of $0.6 million for the year ended December 31, 2011, and were reported within "Net cash provided by operating activities" on the Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — As of December 31, 2013 and 2012, the Company had outstanding foreign currency forward contracts with a notional value of 3.0 billion Euros and 1.5 billion Euros, respectively, to hedge a portion of its net investment in a foreign subsidiary.  These contracts are all short-term in nature.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The fair value of these derivatives at December 31, 2013 was a net liability of $121.3 million, with a liability in the amount of $121.5 million recorded in "Accrued expenses and other current liabilities" and an asset in the amount of $0.2 million recorded in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2012 was a net liability of $62.4 million, with $62.6 million recorded in "Accrued expenses and other current liabilities" and $0.2 million recorded in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet. These hedging instruments generated a net cash outflow of $78.6 million for the year ended December 31, 2013, compared to a net cash inflow of $82.1 million for the year ended December 31, 2012 and a net cash outflow of $11.0 million for the year ended December 31, 2011, and were reported within "Net cash used in investing activities" on the Consolidated Statements of Cash Flows.

6.	ACCOUNTS RECEIVABLE RESERVES

The Company records a provision for uncollectible agency commissions, principally receivables from accommodations related to agency reservations.  The Company also accrues for costs associated with merchant transactions made on its websites by individuals using fraudulent credit cards and for other amounts "charged back" as a result of payment disputes.  Changes in accounts receivable reserves consisted of the following (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Balance, beginning of year	$10,322	$6,103	$6,353
Provision charged to expense	16,451	16,094	9,331
Charge-offs and adjustments	(13,072)	(11,977)	(9,449)
Currency translation adjustments	415	102	(132)
Balance, end of year	$14,116	$10,322	$6,103

7.	NET INCOME PER SHARE

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

The Company's convertible debt issues have net share settlement features requiring the Company upon conversion to settle the principal amount of the debt for cash and the conversion premium for cash or shares of the Company's common stock at the Company's option.  The convertible notes are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury stock method.

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Weighted average number of basic common shares outstanding	50,924	49,840	49,654
Weighted average dilutive stock options, restricted stock units and performance share units	382	501	828
Assumed conversion of Convertible Senior Notes	1,107	985	729
Weighted average number of diluted common and common equivalent shares outstanding	52,413	51,326	51,211
Anti-dilutive potential common shares	2,384	2,202	1,453

Anti-dilutive potential common shares for the years ended December 31, 2013, 2012 and 2011 include approximately 2.0 million shares, 2.0 million shares and 1.2 million shares, respectively, that could be issued under the Company's convertible notes if the Company experiences substantial increases in its common stock price.  Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company's average stock price for the period exceeds the conversion price for the convertible notes.

In 2006, the Company issued $172.5 million aggregate principal amount of convertible notes due September 30, 2013 (the "2013 Notes"). In 2006, the Company also entered into hedge transactions (the "Conversion Spread Hedges") relating to the potential dilution of the Company's common stock upon conversion of the 2013 Notes at their stated maturity date. The Conversion Spread Hedges were settled in October 2013 and the Company received 42,160 shares of common stock from the counterparties. The settlement was accounted for as an equity transaction. Since the impact of the Conversion Spread Hedges was anti-dilutive, it was excluded from the calculation of net income per share until the shares of common stock were received in October 2013.

8.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2013 and 2012 consisted of the following (in thousands):

	2013	2012	Estimated Useful Lives (years)
Computer equipment and software	$244,845	$193,282	2 to 5
Office equipment, furniture, fixtures & leasehold improvements	67,942	39,201	2 to 11
Total	312,787	232,483
Less: accumulated depreciation and amortization	(177,734)	(143,214)
Property and equipment, net	$135,053	$89,269

Fixed asset depreciation and amortization expense are approximately $48.4 million, $32.8 million and $20.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

9.	INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at December 31, 2013 and 2012 consisted of the following (in thousands):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$581,742	$(160,499)	$421,243	$269,523	$(122,940)	$146,583	10 - 20 years	16 years

Technology	93,322	(29,271)	64,051	23,329	(23,250)	79	3 - 5 years	5 years

Patents	1,623	(1,478)	145	1,638	(1,446)	192	15 years	15 years

Customer lists	—	—	—	20,500	(20,500)	—	0 years	0 years

Internet domain names	45,799	(12,112)	33,687	39,559	(3,817)	35,742	2 - 20 years	8 years

Trade names	548,243	(47,388)	500,855	53,817	(28,305)	25,512	5 - 20 years	19 years

Other	141	(137)	4	326	(321)	5	3 - 10 years	3 years
Total intangible assets	$1,270,870	$(250,885)	$1,019,985	$408,692	$(200,579)	$208,113

Intangible assets with determinable lives are amortized on a straight-line basis.  Intangible assets amortization expense is approximately $69.6 million, $32.3 million and $33.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The annual estimated amortization expense for intangible assets for the next five years and thereafter is expected to be as follows (in thousands):

2014	$90,533
2015	87,518
2016	84,451
2017	80,373
2018	64,365
Thereafter	612,745
$1,019,985

A roll-forward of goodwill for the years ended December 31, 2013 and 2012 consists of the following (in thousands):

	2013	2012
Balance, beginning of year	$522,672	$504,784
Acquisition	1,232,342	4,462
Currency translation adjustments	12,898	13,426
Balance, end of year	$1,767,912	$522,672

A substantial portion of the intangibles and goodwill relates to the acquisition of the KAYAK business in May 2013. See Note 20 for further information on the acquisition.

As of September 30, 2013, the Company performed its annual goodwill impairment testing using standard valuation techniques. Since the annual impairment test, there have been no events or changes in circumstances to indicate a potential impairment.

10.	OTHER ASSETS

Other assets at December 31, 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Deferred debt issuance costs	$16,465	$23,523
Other	17,049	12,305
Total	$33,514	$35,828

Deferred debt issuance costs arose from (i) the $1.0 billion aggregate principal amount of 1.0% Convertible Senior Notes, due March 15, 2018, issued in March 2012; (ii) a $1.0 billion revolving credit facility in October 2011; and (iii) the Company's issuance, in March 2010, of the $575.0 million aggregate principal amount of 1.25% Convertible Senior Notes, due March 15, 2015, and (iv) the $1.0 billion aggregate principal amount of 0.35% Convertible Senior Notes, due June 15, 2020, issued in May 2013.  Deferred debt issuance costs are being amortized using the effective interest rate method and the period of amortization was determined at inception of the related debt agreements based upon the stated maturity dates. Unamortized debt issuance costs written off to interest expense in the year ended December 31, 2013 related to early conversion of convertible debt amounted to $2.4 million.

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

The revolving credit facility provides for the issuance of up to $100 million of letters of credit as well as borrowings of up to $50 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, Pound Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of December 31, 2013 and 2012, there were no borrowings under the facility, and approximately $2.2 million and $1.9 million, respectively, of letters of credit issued under the facility.

Convertible Debt

Convertible debt as of December 31, 2013 consisted of the following (in thousands):

December 31, 2013	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due March 2015	$160,464	$(8,533)	$151,931
1.0% Convertible Senior Notes due March 2018	1,000,000	(96,797)	903,203
0.35% Convertible Senior Notes due June 2020	1,000,000	(161,156)	838,844
Outstanding convertible debt	$2,160,464	$(266,486)	$1,893,978

Convertible debt as of December 31, 2012 consisted of the following (in thousands):

December 31, 2012	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due March 2015	$574,999	$(54,655)	$520,344
1.0% Convertible Senior Notes due March 2018	1,000,000	(118,004)	881,996
Outstanding convertible debt	$1,574,999	$(172,659)	$1,402,340

Based upon the closing price of the Company's common stock for the prescribed measurement periods during the three months ended December 31, 2013 and 2012, respectively, the contingent conversion threshold of the 2015 Notes (as defined below) was exceeded. Therefore, the 2015 Notes are convertible at the option of the holders. Accordingly, the Company reported the carrying value of the 2015 Notes as a current liability as of December 31, 2013 and 2012. Since these notes are convertible at the option of the holders and the principal amount is required to be paid in cash, the difference between the principal amount and the carrying value is reflected as convertible debt in the mezzanine section on the Company's Consolidated Balance Sheet. Therefore, with respect to the 2015 Notes, the Company reclassified amounts before tax of $8.5 million and $54.7 million from additional paid-in-capital to convertible debt in the mezzanine section on the Company's Consolidated Balance Sheet as of December 31, 2013 and 2012, respectively.

The contingent consideration thresholds on the 2018 Notes (as defined below) and the 2020 Notes (as defined below)were not exceeded at December 31, 2013, and therefore these Notes are reported as a non-current liability on the Consolidated Balance Sheet.

If the note holders exercise their option to convert, the Company delivers cash to repay the principal amount of the notes and delivers shares of common stock or cash, at its option, to satisfy the conversion value in excess of the principal amount.  In cases where holders decide to convert prior to the maturity date, the Company writes off the proportionate amount of remaining debt issuance costs to interest expense.  In the year ended December 31, 2013, the Company paid $414.6 million to satisfy the aggregate principal amount due and issued 972,235 shares of its common stock in satisfaction of the conversion value in excess of the principal amount for debt converted prior to maturity. In the year ended December 31, 2011, the Company delivered cash of $0.2 million to repay the principal amount and issued 4,869 shares of its common stock in satisfaction of the conversion value in excess of the principal amount for convertible debt that was converted prior to maturity. As of February 11, 2014, the Company had received conversion notices that will be settled in the first quarter of 2014 for an aggregate principal amount of approximately $58 million associated with the 2015 Notes, and, as a result, during the first quarter of 2014, the Company will deliver cash of approximately $58 million to satisfy the aggregate principal amount and will deliver cash or issue shares of its common stock, at its option, in satisfaction of the conversion value in excess of the principal amount.

As of December 31, 2013 and 2012, the estimated market value of the outstanding senior notes was approximately $3.1 billion and $2.3 billion, respectively, and was considered a "Level 2" fair value measurement. Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period.  A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the bonds.

Description of Senior Notes

     In May 2013, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due June 15, 2020, with an interest rate of 0.35% (the "2020 Notes"). The 2020 Notes were issued with an initial discount of $20.0 million. The Company paid $1.0 million in debt issuance costs during the year ended December 31, 2013, related to this offering. The 2020 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of approximately $1,315.10 per share. The 2020 Notes are convertible, at the option of the holder, prior to June 15, 2020, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2020 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2020 Notes in an aggregate value ranging from $0 million to approximately $397 million depending upon the date of the transaction and the then current stock price of the Company. As of March 15, 2020, holders will have the right to convert all or any portion of the 2020 Notes. The 2020 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2020 Notes for cash in certain circumstances.  Interest on the 2020 Notes is payable on June 15 and December 15 of each year.

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

In March 2010, the Company issued in a private placement $575.0 million aggregate principal amount of Convertible Senior Notes due March 15, 2015, with an interest rate of 1.25% (the "2015 Notes").  The Company paid $13.3 million in debt issuance costs associated with the 2015 Notes for the year ended December 31, 2010.  The 2015 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of approximately $303.06 per share.  The 2015 Notes are convertible, at the option of the holder, prior to March 15, 2015, upon the occurrence of specified events, including, but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. The 2015 Notes may not be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the 2015 Notes for cash in certain circumstances. Interest on the 2015 Notes is payable on March 15 and September 15 of each year.

Accounting guidance requires that cash-settled convertible debt, such as the Company's convertible senior notes, be separated into debt and equity at issuance and each be assigned a value.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount.  Debt discount is amortized using the effective interest method over the period from origination date through the stated maturity date. The Company estimated the straight debt borrowing rates at debt origination to be 5.89% for the 2015 Notes, 3.50% for the 2018 Notes, and 3.13% for the 2020 Notes.  The yield to maturity was estimated at an at-market coupon priced at par.

Debt discount after tax of $69.1 million ($115.2 million before tax) net of financing costs associated with the equity component of convertible debt of $1.6 million after tax were recorded in additional paid-in capital related to the 2015 Notes in March 2010. The Company reclassified before tax amounts of $8.5 million and $54.7 million out of additional paid-in-capital to the mezzanine section on the Company's Consolidated Balance Sheets at December 31, 2013 and 2012, respectively, because the 2015 Notes were convertible at the option of the holders. Debt discount after tax of $80.9 million ($135.2 million before tax) net of financing costs associated with the equity component of convertible debt of $2.8 million after tax were recorded in additional paid-in capital related to the 2018 Notes in March 2012. Debt discount after tax of $92.4 million ($154.3 million before tax) and financing costs associated with the equity component of convertible debt of $0.1 million after tax were recorded in additional paid-in capital related to the 2020 Notes at June 30, 2013.

For the years ended December 31, 2013, 2012 and 2011, the Company recognized interest expense of $78.2 million, $59.4 million and $30.6 million, respectively, related to convertible notes, comprised of $17.7 million, $15.2 million and $7.2 million, respectively, for the contractual coupon interest, $55.7 million, $39.8 million and $21.4 million, respectively, related to the amortization of debt discount and $4.8 million, $4.4 million and $2.0 million, respectively, related to the amortization of debt issuance costs.  For the year ended December 31, 2013, included in the amortization of debt discount mentioned above was $1.5 million of original issuance discount amortization related to the 2020 Notes. In addition, the Company incurred interest expense of $2.4 million related to debt conversions in 2013. The remaining period for amortization of debt discount and debt issuance costs is the stated maturity dates for the respective debt.  The effective interest rates for the years ended December 31, 2013, 2012, and 2011 are 4.5%, 4.8% and 6.3%, respectively.

In addition, if the Company's convertible debt is redeemed or converted prior to maturity, a gain or loss on extinguishment is recognized.  The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value.  To estimate the fair value of the debt at the conversion date, the Company estimated its straight rate borrowing rate, considering its credit rating and straight debt of comparable corporate issuers.  In the year ended December 31, 2013, the Company recognized a non-cash loss of $26.7 million ($16.2 million after tax) in "Foreign currency transactions and other" in the Consolidated Statements of Operations in connection with the conversion of the 2015 Notes.

12.	TREASURY STOCK

In the second quarter of 2013, the Company's Board of Directors authorized a program to purchase $1.0 billion of the Company's common stock. The Company repurchased 431,910 shares in the second quarter of 2013 for an aggregate cost of $345.5 million in privately negotiated, off-market transactions.

In the third quarter of 2013, the Company repurchased 484,361 shares for an aggregate cost of $459.2 million. These shares were covered under our remaining authorizations as of December 31, 2012 to repurchase common stock.

In October 2013, the Company settled Conversion Spread Hedges and received 42,160 shares of common stock, with a fair value of $43.1 million, from the counterparties (see Note 7 for further detail on the Conversion Spread Hedges).

In the first quarter of 2012, the Company's Board of Directors authorized a one-time purchase of the Company's common stock up to $200 million concurrent with the issuance of the 2018 Notes. The Company repurchased 263,913 shares in the first quarter of 2012 for an aggregate cost of $166.2 million.

The Board of Directors has also given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  In the years ended December 31, 2013, 2012 and 2011, the Company repurchased 113,503, 141,229, and 358,517 shares at an aggregate cost of approximately $78.8 million, $90.8 million and $163.2 million, respectively, to satisfy employee withholding taxes related to stock-based compensation.

The Company may make additional repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company's complete discretion.  The Company has a remaining authorization of $654.5 million to repurchase common stock.  As of December 31, 2013, there were approximately 9.3 million shares of the Company's common stock held in treasury.

13.	REDEEMABLE NONCONTROLLING INTERESTS

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

Certain key members of rentalcars.com's management team retained a noncontrolling ownership interest in rentalcars.com.  In addition, certain key members of the management team of Booking.com purchased a 3% ownership interest in rentalcars.com from PIL in June 2010 (together with rentalcars.com management's investment, the "Redeemable Shares"). The holders of the Redeemable Shares had the right to put their shares to PIL and PIL had the right to call the shares in each case at a purchase price reflecting the fair value of the Redeemable Shares at the time of exercise.  Subject to certain exceptions, one-third of the Redeemable Shares were subject to the put and call options in each of 2011, 2012 and 2013, respectively, during specified option exercise periods. In April 2012 and 2011, in connection with the exercise of call and put options, PIL purchased a portion of the shares underlying redeemable noncontrolling interests for an aggregate purchase price of approximately $61.1 million and $13.0 million, respectively. As a result of the April 2011 purchase, the redeemable noncontrolling interests in rentalcars.com were reduced from 24.4% to 19.0%. As a result of the April 2012 purchase, the redeemable noncontrolling interests in rentalcars.com were further reduced to 12.7%. In April 2013, in connection with the exercise of the March 2013 call and put options, PIL purchased the remaining outstanding shares underlying redeemable noncontrolling interests for an aggregate purchase price of approximately $192.5 million.

Redeemable noncontrolling interests are measured at fair value, both at the date of acquisition and subsequently at each reporting period.  The redeemable noncontrolling interests are reported on the Consolidated Balance Sheets in mezzanine equity in "Redeemable noncontrolling interests."

A reconciliation of redeemable noncontrolling interests for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	2013	2012	2011
Balance, beginning of period	$160,287	$127,045	$45,751
Net income attributable to noncontrolling interests	135	4,471	2,760
Fair value adjustments(1)	42,522	84,693	91,743
Purchase of subsidiary shares at fair value(1)	(192,530)	(61,079)	(12,986)
Currency translation adjustments	(10,414)	5,157	(223)
Balance, end of period	$—	$160,287	$127,045
_____________________________
(1)        The fair value of the redeemable noncontrolling interests was determined by industry peer comparable analysis and a discounted cash flow valuation model.

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The table below provides the balances for each classification of accumulated other comprehensive income (loss) as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Foreign currency translation adjustments (1)	$84,598	$(23,786)
Net unrealized gain on investment securities (2)	131	110
Accumulated other comprehensive income (loss)	$84,729	$(23,676)
 _____________________________
(1)         Includes a net loss of $58.7 million after tax ($98.8 million before tax) and a net gain of $23.8 million after tax ($38.7 million before tax) from fair value adjustments at December 31, 2013 and 2012, respectively, associated with net investment hedges.  The remaining balance in currency translation adjustments excludes income taxes due to the Company's practice and intention to reinvest the earnings of its foreign subsidiaries in those operations.
(2)         The unrealized gains before tax at December 31, 2013 and 2012 were $0.2 million for each period.

15.	INCOME TAXES

International pre-tax income was $2.2 billion, $1.7 billion and $1.2 billion for the years ended December 31, 2013, 2012 and 2011, respectively. Domestic pre-tax income was $48.5 million, $95.0 million, and $144.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

The income tax expense (benefit) for the year ended December 31, 2013 is as follows (in thousands):

	Current	Deferred	Total
International	$396,162	$(16,314)	$379,848
Federal	5,250	11,454	16,704
State	13,431	(6,244)	7,187
Total	$414,843	$(11,104)	$403,739

The income tax expense (benefit) for the year ended December 31, 2012 is as follows (in thousands):

	Current	Deferred	Total
International	$302,352	$(13,792)	$288,560
Federal	3,681	37,956	41,637
State	12,203	(4,568)	7,635
Total	$318,236	$19,596	$337,832

The income tax expense (benefit) for the year ended December 31, 2011 is as follows (in thousands):

	Current	Deferred	Total
International	$251,542	$(7,411)	$244,131
Federal	2,699	53,547	56,246
State	9,675	(1,389)	8,286
Total	$263,916	$44,747	$308,663

The Company has significant deferred tax assets, resulting principally from U.S. net operating loss carryforwards ("NOLs"). The amount of NOLs available for the Company's use is limited by Section 382 of the Internal Revenue Code ("IRC Section 382"). IRC Section 382 imposes limitations on the availability of a company's NOLs after a more than 50% ownership change occurs.  It was determined that ownership changes, as defined in IRC Section 382, occurred in 2000 and

2002. The amount of the Company's NOLs incurred prior to each ownership change is limited based on the value of the Company on the respective dates of ownership change.  Future ownership changes, if any, could give rise to further limitation under IRC Section 382.

At December 31, 2013, after considering the impact of IRC Section 382, the Company had approximately $1.4 billion of available NOL's for U.S. federal income tax purposes, comprised of $0.3 billion of NOLs generated from operating losses and approximately $1.1 billion of NOLs generated from equity-related transactions, including equity-based compensation and stock warrants. The NOLs mainly expire from December 31, 2019 to December 31, 2021.  The utilization of these NOLs is dependent upon the Company's ability to generate sufficient future taxable income in the United States. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Deferred tax assets/(liabilities):
Net operating loss carryforward — U.S.	263,994	244,016
Net operating loss carryforward — Foreign	21,660	19,638
Fixed assets	818	38
Investments	—	5,139
Accrued expenses	22,708	20,488
Stock-based compensation and other stock based payments	40,346	12,326
Other	33,530	15,881
Subtotal	383,056	317,526

Discount on convertible notes	(97,550)	(68,594)
Intangible assets and other	(356,669)	(47,053)
Less valuation allowance on deferred tax assets	(173,558)	(175,594)
Net deferred tax assets (liabilities)(1)	$(244,721)	$26,285

(1)   Includes current deferred tax liabilities of $38 thousand and $0.8 million as of December 31, 2013 and 2012, respectively, which are reported in "Accrued expenses and other current liabilities" on the Consolidated Balance Sheets.

The valuation allowance on deferred tax assets of $173.6 million at December 31, 2013 includes $150.1 million related to U.S. federal net operating loss carryforwards derived from equity transactions and $21.7 million related to international operations.  Additionally, since January 1, 2006, the Company has generated additional federal tax benefits of $235.5 million related to equity transactions that are not included in the deferred tax asset table above.  Pursuant to accounting guidance, these tax benefits related to equity deductions will be recognized by crediting paid in capital, if and when they are realized by reducing the Company's current income tax liability.

It is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations.  Thus at December 31, 2013, no provision had been made for U.S. taxes on approximately $4.9 billion of international earnings because such earnings are intended to be indefinitely reinvested outside of the United States.  Estimating the tax liability that would arise if these earnings were repatriated is not practicable at this time.

At December 31, 2013, the Company has approximately $576.0 million of state net operating loss carryforwards that expire mainly between December 31, 2020 and December 31,2033, $130.0 million of foreign net operating loss carryforwards, of which $41.5 million expire between December 31, 2019 and December 31, 2020 and $3.7 million which expire between December 31, 2028 and December 31, 2030, and $1.8 million of foreign capital allowance carryforwards that do not expire.  At December 31, 2013, the Company also had approximately $17.4 million of U.S. research credit carryforwards that mainly expire by December 31, 2033 and are also subject to annual limitation.

A significant portion of the Company's taxable earnings are derived from the Netherlands. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%.  Booking.com obtained a ruling from the Dutch tax authorities in February 2011 confirming that a portion of its earnings ("qualifying earnings") is eligible for Innovation Box Tax treatment.  The ruling from the Dutch tax authorities is valid until December 31, 2017.

The effective income tax rate of the Company is different from the amount computed using the expected U.S. statutory federal rate of 35% as a result of the following items (in thousands):

	2013	2012	2011
Income tax expense at federal statutory rate	$803,788	$616,654	$478,728
Adjustment due to:
Foreign rate differential	(226,894)	(175,932)	(125,824)
Innovation Box Tax benefit	(177,195)	(118,916)	(48,101)
Other	4,040	16,026	3,860
Income tax expense	$403,739	$337,832	$308,663

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

The following is a reconciliation of the total amount of unrecognized tax benefits (in thousands):

	2013	2012	2011
Unrecognized tax benefit — January 1	$7,343	$3,192	$13,386
Gross increases — tax positions in current period	8,597	4,423	1,455
Gross increases — tax positions in prior period	3,507	343	876
Increase acquired in business combination	7,089	—	—
Gross decreases — tax positions in prior period	(495)	(615)	(12,525)
Reduction due to lapse in statute of limitations	(3,937)	—	—
Unrecognized tax benefit — December 31	$22,104	$7,343	$3,192

The unrecognized tax benefits are included in "Other long-term liabilities" on the Consolidated Balance Sheets for the years ended December 31, 2013 and 2012. Following the conclusion of an audit, the Company reversed approximately $12.5 million in the three months ended June 30, 2011 for unrecognized tax benefits attributable to tax positions taken in 2010. The Company does not expect further significant changes in the amount of unrecognized tax benefits during the next twelve months.

The Company's Netherlands, U.S. federal and Connecticut, Singapore, and U.K. income tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities as prescribed by applicable statute. The statute of limitations remains open for the Company's Netherlands returns from 2007 and forward; for the Singapore returns 2010 and forward; for the U.S. Federal and Connecticut returns from 2010 and forward, and for the U.K., the tax years 2008, 2012, and 2013 are open. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute in the major taxing jurisdictions in which the company is a taxpayer.

16.	COMMITMENTS AND CONTINGENCIES

Litigation Related to Travel Transaction Taxes

The Company and certain third-party online travel companies ("OTCs") are currently involved in approximately forty lawsuits, including certified and putative class actions, brought by or against states, cities and counties over issues involving the payment of travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.).  The Company's subsidiaries Lowestfare.com LLC and Travelweb LLC are named in some but not all of these cases.  Generally, each complaint alleges, among other things, that the OTCs violated each jurisdiction's respective relevant travel transaction tax ordinance with respect to the charges and remittance of amounts to cover taxes under each law.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys' fees and other relief.  In addition, approximately seventy-nine municipalities or counties, and at least thirteen states, have initiated audit proceedings (including proceedings initiated by more than forty municipalities in California, which have been inactive for several years), issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes.  Additional state and local jurisdictions are likely to assert that the Company is subject to travel transaction taxes and could seek to collect such taxes, retroactively and/or prospectively.

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

In connection with some of these tax audits and assessments, the Company may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the laws in judicial proceedings.  This requirement is commonly referred to as "pay to play" or "pay first."  For example, the City and County of San Francisco assessed the Company approximately $3.4 million (an amount that includes interest and penalties) relating to hotel occupancy taxes, which the Company paid in July 2009, and issued a second assessment totaling approximately $2.7 million, which the Company paid in January 2013.  Payment of these amounts, if any, is not an admission that the Company believes it is subject to such taxes and, even if such payments are made, the Company intends to continue to assert its position vigorously that it should not be subject to such taxes.  In the San Francisco action, for example, the court ruled in February 2013 that the Company and OTCs do not owe transient accommodations tax to the city and ordered the city to refund the pay first amounts paid in July 2009; the Company also is seeking a refund of the amounts paid first in January 2013. The city has taken the position that it need not refund the pay first amounts until after it has exhausted all appeals.

 Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  For example, in January 2013, the Tax Appeal Court for the State of Hawaii held that the Company and other OTCs are not liable for the State's transient accommodations tax, but held that the OTCs, including the Company, are liable for the State's general excise tax on the full amount the OTC collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel. The Company recorded an accrual for travel transaction taxes (including estimated interest and penalties), with a corresponding charge to cost of revenues, of approximately $16.5 million in December 2012 and approximately $18.7 million in the three months ended March 31, 2013, primarily related to this ruling. During the twelve months ended December 31, 2013, the Company paid approximately $20.6 million under protest to the State of Hawaii related to this ruling. The Company has filed an appeal now pending before the Hawaii Supreme Court and intends to vigorously appeal this ruling. Other adverse rulings include a decision in September 2012, in which the Superior Court in the District of Columbia granted summary judgment in favor of the District and against the OTCs ruling that tax is due on the OTCs' margin and service fees. Also, in July 2013, the Circuit Court of Cook County, Illinois, ruled that the Company and the other OTCs are liable for tax and other obligations under Chicago Hotel Accommodations Tax. In addition, in October 2009, a jury in a San Antonio class action found that the Company and the other OTCs that are defendants in the lawsuit "control" hotels for purposes of the local hotel occupancy tax ordinances at issue and are, therefore, subject to the requirements of those ordinances. The Company intends to vigorously appeal the trial court's final judgment.

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

To the extent that any tax authority succeeds in asserting that the Company has a tax collection responsibility, or the Company determines that it has such a responsibility, with respect to future transactions, the Company may collect any such additional tax obligation from its customers, which would have the effect of increasing the cost of travel reservations to its customers and, consequently, could make the Company's travel reservation services less competitive (as compared to the services of other OTCs or travel service providers) and reduce the Company's travel reservation transactions; alternatively, the Company could choose to reduce the compensation for its services.  Either action could have a material adverse effect on the Company's business and results of operations.

The Company estimates that, since its inception through December 31, 2013, it has earned aggregate gross profit, including fees, from its entire U.S. merchant hotel business (which includes, among other things, the differential between the price paid by a customer for the Company’s service and the cost of the underlying room) of approximately $1.9 billion.  This gross profit was earned in over a thousand taxing jurisdictions that the Company believes have aggregate tax rates (which may include hotel occupancy taxes and state and local taxes, among other taxes) associated with a typical transaction between a consumer and a hotel that generally range from approximately 3% to approximately 18%, depending on the jurisdiction. In many of the judicial and other proceedings initiated to date, the taxing jurisdictions seek not only historical taxes that are claimed to be owed on the Company's gross profit, but also, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  Therefore, any liability associated with hotel occupancy tax matters is not constrained to the Company's liability for tax owed on its historical gross profit, but may also include, among other things, penalties, interest and attorneys' fees.  To date, the majority of the taxing jurisdictions in which the Company facilitates hotel reservations have not asserted that these taxes are due and payable on the Company's U.S. merchant hotel business.  With respect to taxing jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from the Company only on a prospective basis. The gross profit figure above reflects all jurisdictions, including those where legal proceedings have been resolved and some jurisdictions that have chosen to revise their tax ordinances rather than pursue claims for past taxes.
Reserve for Travel Transaction Taxes

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $55 million at December 31, 2013 compared to approximately $56 million at December 31, 2012 (which includes, among other things, amounts related to the litigation in the State of Hawaii, District of Columbia, San Antonio and Chicago). The accrual is based on the Company's estimate of the probable cost of resolving these issues. The Company's legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

Developments in and after the Year Ended December 31, 2013

In and after the year ended December 31, 2013, ten new actions commenced.

•
Fargo v. Expedia, Inc., et al., (District Court for Cass County, North Dakota; filed in February 2013) is an action brought by the City of Fargo, North Dakota against the Company and other OTC defendants asserting violation of the city's lodging and sales tax ordinances, as well claims for conversion, unjust enrichment and seeking injunctive relief.

•
On June 17, 2013, the Company and other OTCs each filed in the Hawaii Tax Appeal Court appeals of a second set of hotel tax and general excise tax assessments issued by the State; these assessments relate to the tax year 2012.  Those actions are captioned In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of Tax Appeal of Travelweb LLC (Tax Appeal Court of the State of Hawaii) and have been consolidated.  On December 16, 2013, the Tax Appeal Court stayed these actions pending resolution of the appeal currently pending before the Hawaii Supreme Court.

•
On July 8, 2013, in Warrenville, et al. v. Priceline.com Incorporated, et al. (U.S. District Court for the Northern District of Illinois; filed in April 2013), the plaintiffs voluntarily dismissed the putative class action pending in federal court, and filed a new class action complaint in Illinois state court.  That action, which was removed to federal court, is captioned Village of Bedford Park, et al. v. Expedia, Inc., et al. (U.S. District Court for the Northern District of Illinois; filed in July 2013).  The complaint alleges violation of the municipalities' respective accommodations ordinances, conversion, civil conspiracy, unjust enrichment and breach of fiduciary duty, and seeks a declaratory judgment, imposition of a constructive trust, and an accounting.

•
Department of Revenue, Finance and Administration Cabinet, Commonwealth of Kentucky v. Expedia, Inc., et al. (Franklin County Circuit Court, Kentucky) was filed on July 15, 2013. The complaint alleges violation of the Commonwealth's sales tax law, breach of fiduciary duty, conversion and money had and received, and seeks imposition of a constructive trust and injunctive relief.

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

•
On September 27, 2013, the Company and other OTCs filed a complaint in Expedia, Inc., et al. v. Oregon Department of Revenue (Oregon Tax Court), seeking declaratory relief as to Oregon House Bill 2656.  On the same date, the Company and other OTCs filed a request with the Oregon Department of Revenue for an administrative ruling with respect to that bill. HB 2656 purports to amend Oregon's transient lodging tax statute, effective October 7, 2013, to subject the OTCs' compensation to the tax insofar as the OTCs are "transient lodging intermediaries."

•
State of New Hampshire v. priceline.com Incorporated, et al. (Merrimack Superior Court) was filed on October 16, 2013. The complaint alleges violation of the state meals and rooms tax, violation of the New Hampshire Consumer Protection Act, breach of fiduciary duty, conversion, unjust enrichment, an equitable claim for money had and received and civil conspiracy, and seeks an accounting, imposition of a constructive trust and injunctive relief with respect to the OTCs' merchant hotel and rental car services.

•
On November 5, 2013, the Company and other OTCs filed in the Superior Court of California for the County of San Francisco appeals of a second set of hotel tax assessments issued by the City and County of San Francisco; these assessments relate to tax years 2011 and 2012.  On January 8, 2014, the Superior Court of California for the County of Los Angeles granted the OTCs' motion to transfer those cases to the Superior Court of California for the County of Los Angeles, where the other California state court cases have been coordinated.  The court has issued an order staying this action pending the outcome of the city's appeal of the decision in the first San Francisco action, which appeal is currently pending in the California Court of Appeal.

•
On January 7, 2014, the Company and other OTCs filed in the Hawaii Tax Appeal Court appeals of general excise tax assessments issued by the State for car rental transactions allegedly made during tax years 2000 to 2012.  Those actions are captioned In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of Tax Appeal of Travelweb LLC (Tax Appeal Court of the State of Hawaii).

There were decisions on dispositive motions in several of the pending matters, as well as decisions on appeal, and other decisions of note, including those described below.

•
As set forth above, in In the Matter of the Appeal of priceline.com Incorporated (and a related action brought by Travelweb LLC) (Tax Appeal Court of the State of Hawaii; filed July 3, 2012); (Hawaii Supreme Court; appeal transferred December 24, 2013), the Tax Appeal Court for the State of Hawaii entered judgment on August 15, 2013, holding (a) the Company and other OTCs are not liable for the State's transient accommodations tax, and (b) the Company and the other OTCs are liable for the general excise tax on the full amount the OTC collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel.  On August 19, 2013, the State appealed the transient accommodations tax ruling to the Intermediate Court of Appeals.  On September 11, 2013, the Company and other OTCs filed a cross-appeal of the general excise tax ruling in the Intermediate Court of Appeals.  On December 24, 2013, the Hawaii Supreme Court granted the parties' joint motion to transfer the appeal to that court from the Intermediate Court of Appeals.

•
On January 9, 2013, the trial court in Orbitz, LLC, et al. v. Broward County, Florida, et al. denied the county's motion for rehearing on its previous ruling, issued July 13, 2012, granting summary judgment to OTCs.  The county filed a notice of appeal to the Florida First District Court of Appeal on February 5, 2013.  The First District heard oral argument on Broward County's appeal on February 11, 2014 and affirmed judgment in favor of the OTCs on February 12, 2014. On February 14, 2014, Broward County filed motions seeking expedited certification of an appeal to the Florida Supreme Court.

•
In City of Branson, Missouri v. Hotels.com, L.P., et al. (Circuit Court of Greene County, Missouri), on January 23, 2013, the Missouri Court of Appeals, Northern Division, affirmed the judgment of the trial court, entered January 31, 2012, granting defendants' motion to dismiss. On April 30, 2013, the Supreme Court of Missouri denied the plaintiff's request to transfer the case to that court.

•
On January 23, 2013, the California Supreme Court denied petitions for review filed by the cities of Anaheim and Santa Monica.  Those cities had sought review of appellate court decisions holding the Company and other OTCs are not liable for transient occupancy taxes.  The Supreme Court's denial of the petitions marked the end of the cases captioned Priceline.com Inc., et al. v. City of Anaheim, California, et al. (California Superior Court, County of Orange; filed in February 2009), and City of Santa Monica v. Expedia, Inc., et al. (California Superior Court, Los Angeles County; filed in June 2010).  On January 31, 2013, the City of Santa Monica refunded to the Company the amounts the Company had "paid first" in order to appeal the city's assessments.

•
On February 6, 2013, the Los Angeles Superior Court in Priceline.com, Inc., et al. v. City and County of San Francisco, California, et al. (California Superior Court, County of Los Angeles; filed in June 2009); (California Court of Appeal; filed in December 2013) granted summary judgment in favor of the Company and other OTCs, holding they are not liable to the City and County of San Francisco for transient occupancy taxes.  The court also granted the OTCs' claim for a refund of the pay first amounts the OTCs paid to San Francisco in July 2009.  The court entered judgment in October 2013.  San Francisco filed its notice of appeal in December 2013.

•
In Leon County, et al. v. Expedia, Inc., et al. (Second Judicial Circuit Court for Leon County; filed November 2009); (Florida First District Court of Appeal; filed in May 2012); (Supreme Court of Florida; filed in May 2013), on February 28, 2013, the First District Court of Appeal affirmed summary judgment in favor of defendant OTCs.  The plaintiffs filed a notice of appeal to the Florida Supreme Court.  Oral argument before the Florida Supreme Court in this case is scheduled for April 30, 2014.

•
The Wyoming State Board of Equalization issued its findings of fact, conclusions of law, decision and order on February 28, 2013, finding that OTCs are subject to that state's accommodations tax.  On March 27, 2013, in Travelocity.com LP, et al., v. Wyoming Department of Revenue (District Court for the County of Laramie, 1st Judicial Dist.; petition for review filed and petition granted by Wyoming Supreme Court in April 2013), the Company and other OTCs filed a petition for judicial review. The Wyoming Supreme Court heard oral argument on November 21, 2013.

•
On March 12, 2013, in Expedia, Inc., et al. v. City and County of Denver, et al. (District Court for City and County of Denver, Colorado; filed March 2012); (Colorado Court of Appeals; appeal filed in April 2013), the trial court entered an order upholding the administrative hearing officer's opinion that OTCs are subject to accommodations tax, but also finding that the statute of limitations limits any recovery by the City of Denver to the period April 30, 2007 forward.  The Company filed with the Colorado Court of Appeals a notice of appeal of that decision on April 26, 2013. The parties have fully briefed the issues on appeal and have requested oral argument, however the Court of Appeals has not set a date for argument.

•
On April 4, 2013, in City of San Antonio, Texas v. Hotels.com, L.P., et al. (U.S. District Court for the Western District of Texas; filed in May 2006), the court entered its judgment against the Company and other OTC defendants.  The Company is appealing the judgment. On May 2, 2013, the OTC defendants filed a renewed motion for judgment as a matter of law and, alternatively, motion for new trial. On the same day, plaintiffs filed a motion to amend the judgment as it concerns the court's penalty calculations. In further proceedings, the court will determine, among other things, the amount of attorneys' fees, which could be significant.

•
On April 18, 2013, in City of Los Angeles v. Hotels.com, et al., (California Superior Court, Los Angeles County, filed in December 2004), the Los Angeles Superior Court granted the OTC defendants' motion for judgment, holding the OTCs are not subject to the city's transient occupancy tax.  The court signed the judgment on January 8, 2014.  The city may appeal the decision.

•
On April 30, 2013, in Elizabeth McAllister, et al. v. Hotels.com L.P., et al., (Circuit Court of Saline County, Arkansas; filed in February 2011); (Arkansas Supreme Court; appeal filed in June 2013), the trial court granted the OTC defendants' motion to dismiss, holding plaintiffs lack standing.  On June 19, 2013, Plaintiffs appealed to the Arkansas Supreme Court but subsequently moved to voluntarily dismiss the appeal.  On January 9, 2014, the Arkansas Supreme Court granted plaintiffs' motion to voluntarily dismiss the appeal.

•
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

•
On August 16, 2013, in Leon County v. Expedia, Inc. et al. (Second Judicial Circuit Court for Leon County, Florida; filed in December 2009); (Florida First District Court of Appeal; appeal filed in October 2012); (Supreme Court of Florida; appeal filed in October 2013) the First District Court of Appeal affirmed the trial court's grant of summary judgment in favor of the OTCs.  The parties have completed jurisdictional briefing before the Florida Supreme Court.  On December 31, 2013, the Florida Supreme Court stayed the appeal pending the outcome of the pending appeal in Leon County, et al. v. Expedia, Inc., et al.

•
In Hamilton County, Ohio, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Ohio; filed in August 2010), the district court granted summary judgment to defendant OTCs on August 30, 2013.  Plaintiffs did not appeal that decision.

•
On September 30, 2013, in City of Atlanta, Georgia v. Hotels.com L.P., et al. (Superior Court of Fulton County, Georgia; filed in March 2006); (Court of Appeals of the State of Georgia; appeal filed in January 2007); (Georgia Supreme Court; appeal filed in November 2013), the trial court granted defendant OTCs' motion for summary judgment dismissing all of plaintiff's remaining claims.  On November 25, 2013, plaintiffs filed with the Georgia Supreme Court a notice of appeal of the summary judgment order.

•
On October 15, 2013, in District of Columbia v. Expedia, Inc., et al. (Superior Court of District of Columbia; filed in March 2011), the Company entered into a stipulated judgment for damage claims asserted through March 31, 2013 but reserved for each party the right to appeal any and all of the court's rulings on liability.  On October 28, 2013, the court stayed the case between the District and the Company but is allowing the case to proceed against the remaining defendants. On December 6, 2013, the court granted partial summary judgment in favor of the OTCs, ruling that a failure to separately state the tax amount does not render the OTCs' tax recovery charge part of the "sales price" subject to tax.

•
On December 13, 2013, in City of Rome, Georgia, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Georgia; filed in November 2005); (U.S. Court of Appeals for the Eleventh Circuit appeal filed in September 2012), the Eleventh Circuit affirmed the district court's grant of summary judgment in favor of the defendant OTCs on plaintiffs' "collect but not remit" theory and claim for back taxes.  Plaintiffs' petition for rehearing and rehearing en banc was denied on February 6, 2014.

Class certification rulings were issued in two matters. On April 11, 2013, in County of Nassau v. Expedia, Inc., et al. (Supreme Court of Nassau County, New York; filed in September 2011); (Appellate Division, Second Department; appeal filed in April 2013), the trial court certified the action as a class action.  On April 26, 2013, the Company and other OTC defendants filed a notice of appeal of that decision and the trial court's prior denial of the OTC defendants' motion to dismiss. On October 10, 2013, in Pine Bluff Advertising and Promotion Commission, Jefferson County, Arkansas, et al. v. Hotels.com, LP, et al. (Circuit Court of Jefferson County, Arkansas; filed in September 2009); (Arkansas Supreme Court; appeal filed in March 2013), the Arkansas Supreme Court affirmed certification of a class.

Four matters were resolved through settlement. Baltimore County, Maryland v. Priceline.com, Inc., et al. (U.S. District Court for the District of Maryland; filed in May 2010) was dismissed against the Company on January 7, 2013 pursuant to a settlement. Montgomery County, Maryland v. Priceline.com, Inc., et al. (U.S. District Court for the District of Maryland; filed in December 2010) was dismissed against the Company on April 5, 2013 pursuant to a settlement. In The Village of Rosemont, Illinois v. Priceline.com, Inc., et al. (U.S. District Court for the Northern District of Illinois; filed in July 2009) (U.S. Court of Appeals for the Seventh Circuit, appeal filed in November 2012), the Company and other OTC defendants resolved the litigation through settlement. The case was dismissed with prejudice on August 6, 2013. The Company and other OTC defendants also resolved the remaining issues in City of Gallup, New Mexico v. Hotels.com, L.P., et al. (U.S. District Court for the District of New Mexico; filed in July 2007); (U.S. Court of Appeals for the Tenth Circuit; appeal filed in April 2013). The case was remanded to the district court, which has granted preliminary approval of the settlement.

In addition, in State of Florida Attorney General v. Expedia, Inc., et al. (filed in November 2010), the Attorney General for the State of Florida filed a notice of voluntary dismissal on April 8, 2013.

The Company intends to vigorously defend against the claims in all of the proceedings described below.

Statewide Class Actions and Putative Class Actions

Such actions include:

•	City of Los Angeles, California v. Hotels.com, Inc., et al. (California Superior Court, Los Angeles County; filed in December 2004);

•
City of Rome, Georgia, et al. v. Hotels.com, L.P., et al. (U.S. District Court for the Northern District of Georgia; filed in November 2005); (U.S. Court of Appeals for the Eleventh Circuit appeal filed in September 2012);

•	City of San Antonio, Texas v. Hotels.com, L.P., et al. (U.S. District Court for the Western District of Texas; filed in May 2006);

•
City of Gallup, New Mexico v. Hotels.com, L.P., et al. (U.S. District Court for the District of New Mexico; filed in July 2007); (U.S. Court of Appeals for the Tenth Circuit; appeal filed in April 2013);

•	Pine Bluff Advertising and Promotion Commission, Jefferson County, Arkansas, et al. v. Hotels.com, LP, et

al. (Circuit Court of Jefferson County, Arkansas; filed in September 2009); (Arkansas Supreme Court; appeal filed in March 2013);

•
County of Lawrence, Pennsylvania v. Hotels.com, L.P., et al. (Court of Common Pleas of Lawrence County, Pennsylvania; filed Nov. 2009); (Commonwealth Court of Pennsylvania; appeal filed in November 2010);

•	Town of Breckenridge, Colorado v. Colorado Travel Company, LLC, et al. (District Court for Summit County, Colorado; filed in July 2011);

•	County of Nassau v. Expedia, Inc., et al. (Supreme Court of Nassau County, New York; filed in September 2011); (Appellate Division, Second Department; appeal filed in April 2013);

•	Village of Bedford Park, et al. v. Expedia, Inc. et al. (U.S. District Court for the Northern District of Illinois; filed in July 2013); and

•	City of Columbia, South Carolina, et al. v. Hotelguides.com, Inc. et al. (Court of Common Pleas, Ninth Judicial Circuit, County of Charleston; filed in July 2013).

Actions Filed on Behalf of Individual Cities, Counties and States

Such actions include:

•	City of Chicago, Illinois v. Hotels.com, L.P., et al. (Circuit Court of Cook County Illinois; filed in November 2005);

•
City of San Diego, California v. Hotels.com L.P., et al. (California Superior Court, San Diego County; filed in September 2006) (Superior Court of California, Los Angeles County) (California Court of Appeal; appeal filed in August 2012);

•
City of Atlanta, Georgia v. Hotels.com L.P., et al. (Superior Court of Fulton County, Georgia; filed in March 2006); (Court of Appeals of the State of Georgia; appeal filed in January 2007); (Georgia Supreme Court; further appeal filed in December 2007; petition for writs of mandamus and prohibition filed in December 2012; further appeal filed in November 2013);

•
Wake County, North Carolina v. Hotels.com, L.P., et al. (General Court of Justice, Superior Court Division, Wake County, North Carolina; filed in November 2006); (Court of Appeals of North Carolina; appeal filed in January 2013); Dare County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Dare County, North Carolina; filed in January 2007); (Court of Appeals of North Carolina; appeal filed in January 2013); Buncombe County, North Carolina v. Hotels.com, LP, et al. (General Court of Justice, Superior Court Division, Buncombe County, North Carolina; filed in February 2007); (Court of Appeals of North Carolina; appeal filed in January 2013); Mecklenburg County, North Carolina v. Hotels.com LP, et al. (General Court of Justice, Superior Court Division, Mecklenburg County, North Carolina; filed in January 2008); (Court of Appeals of North Carolina; appeal filed in January 2013);

•
Leon County, et al. v. Expedia, Inc., et al. (Second Judicial Circuit Court for Leon County, Florida; filed November 2009); (Florida First District Court of Appeal; appeal filed in May 2012); (Florida Supreme Court; jurisdiction accepted in September 2013);

•
Leon County v. Expedia, Inc. et al. (Second Judicial Circuit Court for Leon County, Florida; filed in December 2009); (Florida First District Court of Appeal; appeal filed in October 2012); (Florida Supreme Court; notice to invoke jurisdiction filed in October 2013);

•	Montana Department of Revenue v. Priceline.com, Inc., et al. (First Judicial District Court of Lewis and Clark County, Montana; filed in November 2010);

•	District of Columbia v. Expedia, Inc., et al. (Superior Court of District of Columbia; filed in March 2011);

•	Volusia County, et al. v. Expedia, Inc., et al. (Circuit Court for Volusia County, Florida; filed in April 2011);

•	State of Mississippi v. Priceline.com Inc., et al., (Chancery Court of Hinds County, Mississippi; filed in January 2012);

•	County of Kalamazoo, Michigan v. Hotels.com L.P., et al. (Circuit Court for the County of Kalamazoo; filed August 2012);

•	Fargo v. Expedia, Inc. et al. (District Court for the County of Cass; filed in February 2013)

•	Department of Revenue, Finance and Administration Cabinet, Commonwealth of Kentucky v. Expedia, Inc. et al. (Franklin Circuit Court, Kentucky; filed in July 2013); and

•	State of New Hampshire v. priceline.com Incorporated, et al. (Merrimack Superior Court; filed in October 2013).

Judicial Actions Relating to Assessments Issued by Individual Cities, Counties and States

The Company may seek judicial review of assessments issued by an individual city or county. Currently pending actions seeking such a review include:

•
Priceline.com, Inc., et al. v. Broward County, Florida (Circuit Court - Second Judicial Circuit, Leon County, Florida; filed in January 2009); (Florida First District Court of Appeal; filed in February 2013);

•	Priceline.com, Inc. v. Indiana Department of State Revenue (Indiana Tax Court; filed in March 2009);

•
Priceline.com, Inc., et al. v. City and County of San Francisco, California, et al. (California Superior Court, County of Los Angeles; filed in June 2009); Priceline.com, Inc. v. City and County of San Francisco, California, et al. (California Superior Court, County of Los Angeles; filed in November 2013);

•	Priceline.com, Inc. v. Miami-Dade County, Florida, et al. (Eleventh Judicial Circuit Court for Miami-Dade, County, Florida; filed in December 2009);

•	Priceline.com Incorporated, et al. v. Osceola County, Florida, et al. (Circuit Court of the Second Judicial Circuit, in and For Leon County, Florida; filed in January 2011);

•
In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of the Tax Appeal of Travelweb LLC  (Tax Appeal Court of the State of Hawaii; filed in March 2011) (Hawaii Supreme Court; appeal transferred in December 2013); In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of the Tax Appeal of Travelweb LLC (Tax Appeal Court of the State of Hawaii, filed in July 2012) (Hawaii Supreme Court; appeal transferred in December 2013); In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of Tax Appeal of Travelweb LLC (Tax Appeal Court of the State of Hawaii, filed in June 2013); In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of Tax Appeal of Travelweb LLC (Tax Appeal Court of the State of Hawaii; filed in January 2014);

•	Expedia, Inc. et al. v. City of Portland (Circuit Court for Multnomah County, Oregon, filed in February 2012);

•	Expedia, Inc., et al. v. City and County of Denver, et al. (District Court for Denver County, Colorado, filed in March 2012); (Colorado Court of Appeal; appeal filed in April 2013);

•
Travelocity.com LP, et al., v. Wyoming Department of Revenue (District Court for the County of Laramie, 1st Judicial Dist.; petition for review filed and petition granted by Wyoming Supreme Court in April 2013); and

•	Expedia, Inc., et al. v. Oregon Department of Revenue (Oregon Tax Court; filed in September 2013).

Administrative Proceedings and Other Possible Actions

At various times, the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to the Company's charges and remittance of amounts to cover state and local travel transaction taxes.  Among others, the City of Phoenix, Arizona (on behalf of itself and twelve other Arizona cities); the City of Paradise Valley, Arizona; fifteen cities (and one county) in Colorado; Arlington, Texas; Lake County, Indiana; Saratoga County, New York; and state tax officials from Arkansas, Colorado, Louisiana, Maine, Maryland, Michigan, South Dakota, Texas, West Virginia, and Wisconsin have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local travel transaction taxes.  Between 2008 and 2010, the Company received audit notices from more than forty cities in the state of California.  The audit proceedings in those cities have not been active but have not been formally closed.  The Company has also been contacted for audit by five counties in the state of Utah.

OFT Inquiry

In July 2012, the Office of Fair Trading (the "OFT"), the competition authority in the United Kingdom, issued a "Statement of Objections" ("SO") to Booking.com, which set out the OFT's preliminary views on why it believed Booking.com and others in the hotel online booking sector were allegedly in breach of E.U. and U.K. competition law.  The SO alleged, among other things, that there were agreements or concerted practices between hotels and Booking.com and between hotels and at least one other OTC that restricted Booking.com's (and the other OTC's) ability to discount hotel room reservations, which the OFT alleged was a form of resale price maintenance.  The Company disputes the allegations in the SO.

On August 9, 2013, the OFT announced its intention to accept commitments offered by Booking.com, as well as Expedia and Intercontinental Hotel Group, to close the investigation.  The OFT sought feedback on the proposed commitments from the public. In light of the feedback received during the consultation and input from the European Commission, the parties submitted revised commitments. On December 20, 2013, the OFT opened a further public consultation on the revised commitments proposed by the parties.  This further consultation closed on January 17, 2014.

On January 31, 2014, the OFT announced that it accepted the revised commitments ("Commitments") from the parties on the basis that they address the OFT's competition concerns.  The OFT has now closed its investigation with no finding of infringement or admission of wrongdoing and no imposition of a fine.

The Commitments provide, among other things, that hotels will continue to be able to set retail prices for hotel room reservations on all OTC websites, such as Booking.com.  OTCs, such as Booking.com, now have the flexibility to discount a hotel's retail price, but only to members of closed groups, a concept that is defined in the Commitments, who have previously made a booking with the OTC.  The discount may be up to Booking.com's commission.  In addition, Booking.com will not require rate parity from hotels in relation to discounted rates that are provided by other OTCs or hotels to members of their closed groups, provided the discounted rate is not made public.  The Commitments apply to bookings by EEA residents at UK hotels.

Investigations have also been opened by the national competition authorities in France, Germany, Austria, Hungary, Sweden and Switzerland that focus on Booking.com's rate parity clause in its contracts with accommodation providers in those jurisdictions.  All of these investigations are at a preliminary stage.  The Company is currently unable to predict the outcome of these investigations or how the Company's business may be affected.  Possible outcomes include requiring Booking.com to remove its rate parity clause from its contracts with accommodation providers in those jurisdictions.

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

On July 1, 2013, the Company, together with the other OTC defendants and Hotel Defendants, filed a joint motion to dismiss the amended consolidated complaint. On August 15, 2013, plaintiffs filed their opposition to defendants' motion to dismiss and, on September 16, 2013, the defendants filed their reply brief.  On December 17, 2013 the Court heard oral arguments on the defendants' motion to dismiss. On February 18, 2014, Judge Boyle dismissed the amended consolidated complaint without prejudice, and ordered that plaintiffs must move for leave to amend within thirty days if they wish to file a second consolidated amended complaint, and further ordered that any such motion for leave to amend be accompanied by a synopsis explaining why a second amended complaint would overcome the deficiencies stated in the court's February 18, 2014 Memorandum Opinion and Order. If plaintiffs move for leave to amend, the defendants may file a response to that motion within fourteen days of plaintiffs' motion.

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

Employment Contracts

The Company has employment agreements with certain members of senior management that provide for cash severance payments of up to approximately $30 million, accelerated vesting of equity instruments, including without limitation, restricted stock, restricted stock units and performance share units upon, among other things, death or termination without "cause" or "good reason," as those terms are defined in the agreements, and a gross-up for the payment of "golden parachute" excise taxes.  In addition, certain of the agreements provide for the extension of health and insurance benefits after termination for periods up to three years.

Operating Leases

The Company leases certain facilities and equipment through operating leases.  Rental expense for leased office space was approximately $40.0 million, $30.9 million and $17.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company's headquarters and the headquarters of the priceline.com business are located in Norwalk, Connecticut, United States of America, where the Company leases approximately 70,000 square feet of office space. The Booking.com business is headquartered in Amsterdam, Netherlands, where the Company leases approximately 202,000 square feet of office space; the Agoda.com business has significant support operations in Bangkok, Thailand, where the Company leases approximately 76,000 square feet of office space; the KAYAK business is headquartered in Stamford, Connecticut, United States of America, where the Company leases approximately 18,000 square feet of office space; and the rentalcars.com business is headquartered in Manchester, England, where the Company leases approximately 49,000 square feet of office space.  The Company leases additional office space to support our operations in various locations around the world, including hosting and data center facilities in the United States, the United Kingdom, Switzerland, the Netherlands and Hong Kong and sales and support facilities in numerous locations. The Company does not own any real estate as of December 31, 2013. Minimum payments for operating leases for office space, data centers and equipment having initial or remaining non-cancellable terms in excess of one year have been translated into U.S. Dollars at the December 31, 2013 spot exchange rates, as applicable, and are as follows (in thousands):

2014	2015	2016	2017	2018	After 2018	Total
$49,691	$48,812	$43,557	$37,446	$30,985	$109,535	$320,026

17.	BENEFIT PLANS

Priceline.com has a defined contribution 401(k) savings plan (the "Plan") covering certain U.S. employees. With the acquisition of KAYAK in May 2013, the Company assumed a defined contribution plan covering KAYAK's U.S. employees. The Company also maintains certain other defined contribution plans outside of the United States for which it provides contributions for participating employees.  The Company's matching contributions during the years ended December 31, 2013, 2012 and 2011 were approximately $5.8 million, $5.0 million and $2.8 million, respectively.

18.	GEOGRAPHIC INFORMATION

The geographic information below is based upon the location of the Company's brands, regardless of where the consumer is resident, from where the consumer makes a reservation or where the travel service is provided. The Company's geographic information is as follows (in thousands):

	United States	The Netherlands	Other (1)	Total Company
2013
Revenues	$1,769,696	$4,103,393	$920,217	$6,793,306
Intangible assets, net	838,494	123,847	57,644	1,019,985
Goodwill	1,247,686	156,261	363,965	1,767,912
Other long-lived assets	49,750	61,164	64,708	175,622

2012
Revenues	$1,661,710	$2,675,976	$923,270	$5,260,956
Intangible assets, net	1,337	137,255	69,521	208,113
Goodwill	37,306	149,464	335,902	522,672
Other long-lived assets	76,623	37,035	42,924	156,582

2011
Revenues	$1,761,065	$1,638,851	$955,694	$4,355,610
Intangible assets, net	1,776	78,850	119,525	200,151
Goodwill	37,306	142,576	324,902	504,784
Other long-lived assets	148,150	22,716	28,026	198,892
__________________________

(1)
For the year ended December 31, 2013, geographical data for the United Kingdom was not material. Revenues and related data for assets for the years ended December 31, 2012 and 2011 were reclassified to "Other" to conform with our current year presentation. Revenues for the United Kingdom for the years ended December 31, 2012 and 2011 were $491 million and $709 million, respectively.

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)

2013

Total revenues(1)	$1,302,012	$1,680,238	$2,269,903	$1,541,153

Gross profit	1,009,665	1,383,855	1,989,065	1,333,301

Net income	244,292	437,440	832,989	378,077

Net income applicable to common stockholders	244,271	437,326	832,989	378,077

Net income applicable to common stockholders per basic common share	$4.89	$8.62	$16.22	$7.32

Net income applicable to common stockholders per diluted common share	$4.76	$8.39	$15.72	$7.14
 _____________________________

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)

2012

Total revenues(1)	$1,037,247	$1,326,759	$1,706,310	$1,190,640

Gross profit	743,288	1,004,142	1,396,501	939,750

Net income	181,816	352,654	599,973	289,595

Net income applicable to common stockholders	181,970	352,347	596,586	288,663

Net income applicable to common stockholders per basic common share	$3.65	$7.07	$11.97	$5.79

Net income applicable to common stockholders per diluted common share	$3.54	$6.88	$11.66	$5.63
_____________________________
(1)          As the Company's retail accommodation business, which recognizes revenue at the completion of the stay, continues to expand, our quarterly results become increasingly impacted by seasonal factors.

20.    ACQUISITION

On May 21, 2013, the Company acquired 100% of KAYAK Software Corporation in a stock and cash transaction. The purchase value was $2.1 billion ($1.9 billion net of cash acquired). The Company paid $0.5 billion in cash, from cash on hand in the United States, and $1.6 billion in shares of its common stock (based upon the market value of the Company's common stock at the merger date) and the fair value of the assumed vested KAYAK stock options. These assumed vested KAYAK stock options are related to pre-combination service.

KAYAK is a leading travel meta-search website that allows people to easily compare hundreds of travel websites at once when searching for flights, hotels, and rental cars, and gives travelers choices on where to book. KAYAK has built a strong brand with consumers and advertisers. KAYAK also is a technology leader among online travel companies and has had success building innovative user interfaces across multiple platforms and devices. The Company believes that it can leverage its experience and success in building international businesses to help KAYAK grow internationally and build a global online travel brand.
Also in conjunction with the acquisition, the Company assumed unvested KAYAK employee stock options, which relate to post-combination service, with an acquisition date fair value of $57.4 million. See Note 3 for further information on the assumed KAYAK unvested employee stock options.
As a result of the acquisition of KAYAK, the Company expensed approximately $8.5 million of professional fees for the year ended December 31, 2013. These acquisition-related expenses were included in "General and administrative" expenses on the Consolidated Statements of Operations. In addition, the Company paid approximately $1.2 million of stock issuance costs for the year ended December 31, 2013, with an offsetting charge to additional paid-in capital.

The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows (in millions):

Current assets (1)	$322.0
Identifiable intangible assets (2)	871.0
Goodwill (3)	1,232.3
Other long-term assets	11.7
Total liabilities (4)	(368.8)
Total consideration	$2,068.2

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

INDEX TO EXHIBITS
In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. Some agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•
may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which-disclosures-are-not necessarily reflected in the agreement;

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

Exhibit Number	Description
2.1(a)	Agreement and Plan of Merger, dated as of November 8, 2012, by and among KAYAK Software Corporation, the Registrant and Produce Merger Sub, Inc.
3.1(b)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(c)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 13, 2003.
3.3(d)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 3, 2009.
3.4(e)	Amended and Restated By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2(f)	Specimen Certificate for Registrant's Common Stock.
4.3(g)	Indenture, dated as of March 10, 2010, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.4(h)	Indenture, dated as of March 12, 2012, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.5(i)	Indenture, dated as of June 4, 2013, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
10.1(j)+	priceline.com Incorporated 1999 Omnibus Plan (As Amended and Restated Effective June 6, 2013).
10.2(k)+	Form of Stock Option Grant Agreement under the 1999 Omnibus Plan.
10.3(l)+	Form of Restricted Stock Unit Award Agreement for Employees in the Netherlands under the 1999 Omnibus Plan.
10.4(m)+	2011 Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan to certain U.S.-based executives.
10.5(m)+	2011 Form of Performance Share Unit Agreement for awards under the 1999 Omnibus Plan to Netherlands-based executive.
10.6(m)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan to non-employee directors.
10.7(n)+	2012 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.8(o)+	2013 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.9(p)+	KAYAK Software Corporation 2012 Equity Incentive Plan.
10.10(j)+	Amendment to KAYAK Software Corporation 2012 Equity Incentive Plan.
10.11(q)+	priceline.com Incorporated Annual Bonus Plan, adopted on February 20, 2007.
10.12(o)+	Form of Non-Competition and Non-Solicitation Agreement.

10.13(r)+	Amended and Restated Employment Agreement, dated August 22, 2008, by and between the Registrant and Jeffery H. Boyd.
10.14(s)+	Letter amendment, dated December 18, 2008, to Amended and Restated Employment Agreement, by and between the Registrant and Jeffery H. Boyd.
10.15(t)+	Transition Agreement dated November 7, 2013 by and between the Registrant and Jeffery H. Boyd.
10.16(t)+	Amended and Restated Employment Agreement dated November 7, 2013 by and between the Registrant, Booking.com Holding B.V. and Darren R. Huston.
10.17(t)+	Amended and Restated Non-Competition and Non-Solicitation Agreement dated November 7, 2013 by and between the Registrant and Darren R. Huston.
10.18(u)+	Indemnification Agreement, dated September 12, 2011, by and between the Registrant and Darren R. Huston.
10.19(v)+	Letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.20(s)+	Letter amendment, dated December 16, 2008, to letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.21(s)+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between the Registrant and Peter J. Millones.
10.22(s)+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between the Registrant and Chris Soder.
10.23(u)
Credit Agreement, dated as of October 28, 2011, among the Registrant, the lenders from time to time party thereto, RBS Citizens, N.A., as Documentation Agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as Co‑Syndication Agents and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.24(h)	Purchase Agreement, dated March 7, 2012, between the Registrant and Goldman, Sachs & Co., as representative of the Initial Purchasers.
10.25(i)	Purchase Agreement, dated May 29, 2013, between the Registrant and Goldman, Sachs & Co.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certification of Darren R. Huston, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(w)	Certification of Darren R. Huston, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(w)	Certification of Daniel J. Finnegan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
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

____________________________

(a)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on November 9, 2012 (File No. 0-25581).
(b)	Previously filed as an exhibit to Amendment No. 1 to Registration Statement on Form S‑1 (File No. 333‑69657) filed on February 16, 1999.
(c)	Previously filed as an exhibit to the Registration Statement on Form S‑3 (File No. 333‑109929) filed on October 23, 2003.
(d)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 5, 2009 (File No. 0-25581).
(e)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2012 (File No. 0-25581).
(f)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-69657) filed on March 18, 1999.
(g)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 10, 2010 (File No. 0-25581).
(h)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 12, 2012 (File No. 0-25581).
(i)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 4, 2013 (File No. 0-25581).
(j)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 6, 2013 (File No. 0-25581).
(k)	Previously filed as an exhibit to the Registration Statement on Form S-8 (File No. 333-122414) filed on January 31, 2005.
(l)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 8, 2005 (File No. 0-25581).
(m)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 9, 2011 (File No. 0-25581).
(n)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 8, 2012 (File No. 0-25581).
(o)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2013 (File No. 0-25581).
(p)	Previously filed as an exhibit to the Registration Statement on Form S-8 (File No. 333-188733) filed on May 21, 2013.
(q)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on February 23, 2007 (File No. 0-25581).
(r)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on August 6, 2008 (File No. 0-25581).
(s)	Previously filed as an exhibit to the Annual Report on Form 10‑K filed for the year ended December 31, 2008 (File No. 0-25581).
(t)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 8, 2013 (File No. 0-25581).
(u)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2011 (File No. 0-25581).
(v)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 21, 2005 (File No. 0-25581).
(w)	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.

+	Indicates a management contract or compensatory plan or arrangement.