Form 10-Q
period 2014-03-31
Priceline Group Inc.
filed 2014-05-08
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-25581

The Priceline Group Inc.
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

Number of shares of Common Stock outstanding at May 1, 2014:

Common Stock, par value $0.008 per share	52,432,390
(Class)	(Number of Shares)

The Priceline Group Inc.
Form 10-Q

For the Three Months Ended March 31, 2014

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

The Priceline Group Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,288,150	$1,289,994
Restricted cash	15,616	10,476
Short-term investments	5,422,358	5,462,720
Accounts receivable, net of allowance for doubtful accounts of $14,237 and $14,116, respectively	627,160	535,962
Prepaid expenses and other current assets	428,123	107,102
Deferred income taxes	74,533	74,687
Total current assets	7,855,940	7,480,941
Property and equipment, net	149,373	135,053
Intangible assets, net	998,307	1,019,985
Goodwill	1,771,548	1,767,912
Deferred income taxes	5,093	7,055
Other assets	33,423	33,514
Total assets	$10,813,684	$10,444,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$299,411	$247,345
Accrued expenses and other current liabilities	561,915	545,342
Deferred merchant bookings	471,956	437,127
Convertible debt (see Note 8)	97,707	151,931
Total current liabilities	1,430,989	1,381,745
Deferred income taxes	334,631	326,425
Other long-term liabilities	81,177	75,981
Convertible debt (see Note 8)	1,753,160	1,742,047
Total liabilities	3,599,957	3,526,198

Convertible debt (see Note 8)	4,318	8,533

Stockholders' equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 61,614,457 and 61,265,160 shares issued, respectively	478	476
Treasury stock, 9,328,998 and 9,256,721 shares, respectively	(2,083,867)	(1,987,207)
Additional paid-in capital	4,650,077	4,592,979
Accumulated earnings	4,549,970	4,218,752
Accumulated other comprehensive income	92,751	84,729
Total stockholders' equity	7,209,409	6,909,729
Total liabilities and stockholders' equity	$10,813,684	$10,444,460

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Agency revenues	$1,041,144	$769,928
Merchant revenues	526,998	528,564
Advertising and other revenues	73,660	3,520
Total revenues	1,641,802	1,302,012
Cost of revenues	235,331	292,347
Gross profit	1,406,471	1,009,665
Operating expenses:
Advertising — Online	520,848	403,153
Advertising — Offline	53,474	27,729
Sales and marketing	64,311	52,263
Personnel, including stock-based compensation of $38,803 and $21,709, respectively	194,531	134,218
General and administrative	72,981	50,161
Information technology	23,224	13,222
Depreciation and amortization	38,376	19,080
Total operating expenses	967,745	699,826
Operating income	438,726	309,839
Other income (expense):
Interest income	1,041	874
Interest expense	(17,745)	(17,329)
Foreign currency transactions and other	(5,969)	(2,942)
Total other income (expense)	(22,673)	(19,397)
Earnings before income taxes	416,053	290,442
Income tax expense	84,835	46,150
Net income	331,218	244,292
Less: net income attributable to noncontrolling interests	—	21
Net income applicable to common stockholders	$331,218	$244,271
Net income applicable to common stockholders per basic common share	$6.35	$4.89
Weighted average number of basic common shares outstanding	52,153	49,939
Net income applicable to common stockholders per diluted common share	$6.25	$4.76
Weighted average number of diluted common shares outstanding	53,018	51,353

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$331,218	$244,292
Other comprehensive income, net of tax
Foreign currency translation adjustments (1)	7,914	(76,606)
Unrealized gain on marketable securities (2)	108	39
Comprehensive income	339,240	167,725
Less: Comprehensive loss attributable to noncontrolling interests (See Note 11)	—	(12,162)
Comprehensive income attributable to common stockholders	$339,240	$179,887

(1) Net of tax of $1,137 and $26,898 for the three months ended March 31, 2014 and 2013, respectively, associated with hedges of foreign denominated net assets. See Note 12.

(2) Net of tax of $49 and $7 for the three months ended March 31, 2014 and 2013, respectively.

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2013	61,265	$476	(9,257)	$(1,987,207)	$4,592,979	$4,218,752	$84,729	$6,909,729
Net income applicable to common stockholders	—	—	—	—	—	331,218	—	331,218
Foreign currency translation adjustments, net of tax of $1,137	—	—	—	—	—	—	7,914	7,914
Unrealized gain on marketable securities, net of tax of $49	—	—	—	—	—	—	108	108
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	4,215	—	—	4,215
Exercise of stock options and vesting of restricted stock units and performance share units	206	1	—	—	7,692	—	—	7,693
Repurchase of common stock	—	—	(72)	(96,660)	—	—	—	(96,660)
Stock-based compensation and other stock-based payments	—	—	—	—	39,412	—	—	39,412
Conversion of debt	143	1	—	—	280	—	—	281
Excess tax benefit on stock-based compensation	—	—	—	—	5,499	—	—	5,499
Balance, March 31, 2014	61,614	$478	(9,329)	$(2,083,867)	$4,650,077	$4,549,970	$92,751	$7,209,409

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$331,218	$244,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,552	9,802
Amortization	22,824	9,278
Provision for uncollectible accounts, net	3,671	4,216
Deferred income taxes	8,828	(7,229)
Stock-based compensation expense and other stock-based payments	39,412	21,826
Amortization of debt issuance costs	1,346	1,432
Amortization of debt discount	12,412	11,120
Loss on early extinguishment of debt	3,396	—
Changes in assets and liabilities:
Accounts receivable	(94,156)	(115,162)
Prepaid expenses and other current assets	(317,812)	(207,993)
Accounts payable, accrued expenses and other current liabilities	147,608	188,112
Other	2,705	23,423
Net cash provided by operating activities	177,004	183,117

INVESTING ACTIVITIES:
Purchase of investments	(2,612,047)	(1,504,676)
Proceeds from sale of investments	2,652,013	1,521,947
Additions to property and equipment	(29,731)	(15,051)
Acquisitions and other equity investments, net of cash acquired	(2,633)	(102)
Payments on foreign currency contracts	(43,380)	(17,539)
Change in restricted cash	(5,077)	(581)
Net cash used in investing activities	(40,855)	(16,002)

FINANCING ACTIVITIES:
Payments related to conversion of senior notes	(58,449)	—
Repurchase of common stock	(96,660)	(76,380)
Proceeds from exercise of stock options	7,693	965
Excess tax benefit on stock-based compensation	5,499	4,443
Net cash used in financing activities	(141,917)	(70,972)
Effect of exchange rate changes on cash and cash equivalents	3,924	(21,282)
Net (decrease) increase in cash and cash equivalents	(1,844)	74,861
Cash and cash equivalents, beginning of period	1,289,994	1,536,349
Cash and cash equivalents, end of period	$1,288,150	$1,611,210
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$367,160	$228,893
Cash paid during the period for interest	$5,821	$9,072
Non-cash fair value increase for redeemable noncontrolling interests	$—	$42,768

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
Notes to Unaudited Consolidated Financial Statements

1.                                      BASIS OF PRESENTATION

On April 1, 2014, the Company changed its name from priceline.com Incorporated to The Priceline Group Inc. The Priceline Group Inc. (the "Company") is responsible for the Unaudited Consolidated Financial Statements included in this document.  The Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results.  The Company prepared the Unaudited Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.  These statements should be read in combination with the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including KAYAK Software Corporation ("KAYAK") since its acquisition on May 21, 2013. All inter-company accounts and transactions have been eliminated in consolidation.  The functional currency of the Company's foreign subsidiaries is generally the respective local currency.  Assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at the average exchange rates for the period.  Translation gains and losses are included as a component of "Accumulated other comprehensive income" on the accompanying Unaudited Consolidated Balance Sheets.  Foreign currency transaction gains and losses are included on the Unaudited Consolidated Statements of Operations in "Foreign currency transactions and other."

Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued an accounting update which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists in the same taxing jurisdiction. Per this guidance, an entity must present the unrecognized tax benefit as a reduction to a deferred tax asset, except when the carryforward is not available as of the reporting date under the governing tax law to settle taxes or the entity does not intend to use the deferred tax asset for this purpose. This amendment does not impact the recognition or measurement of uncertain tax positions or the disclosure reconciliation of gross unrecognized tax benefits. The update is effective for public companies beginning after December 15, 2013. The Company adopted this update in the first quarter of 2014 and this accounting update did not have an impact on the Company's consolidated balance sheet.
In April 2014, the FASB issued an accounting update which amends the definition of a discontinued operation. The new definition limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity's operations and financial results. The new definition includes an acquired business that is classified as held for sale at the date of acquisition. The accounting update requires new disclosures of both discontinued operations and a disposal of an individually significant component of an entity. The accounting update is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued.

2.                                      STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation expense included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $38.8 million and $21.7 million for the three months ended March 31, 2014 and 2013, respectively.

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

Restricted Stock Units and Performance Share Units

The following table summarizes the activity of unvested restricted stock units and performance share units ("share-based awards") during the three months ended March 31, 2014:

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	534,319	$615.10
Granted	95,476	$1,338.24
Vested	(180,616)	$469.32
Performance Share Units Adjustment	25,822	$800.59
Forfeited	(1,438)	$838.94
Unvested at March 31, 2014	473,563	$825.92

As of March 31, 2014, there was $262.9 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 2.1 years.

During the three months ended March 31, 2014, the Company made broad-based grants of 31,980 restricted stock units that generally vest after three years. These share-based awards had a total grant date fair value of $42.8 million based on a weighted average grant date fair value per share of $1,338.24.

In addition, during the three months ended March 31, 2014, the Company granted 63,496 performance share units to executives and certain other employees.  The performance share units had a total grant date fair value of $85.0 million based upon a weighted average grant date fair value per share of $1,338.24.  The performance share units are payable in shares of the Company's common stock upon vesting. Subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability, recipients of these performance share units must continue their service through the three year requisite service period in order to receive any shares.  Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period which ends December 31, 2016, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.  As of March 31, 2014, the estimated number of probable shares to be issued is a total of 63,496 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 126,992 total shares could be issued.  If the minimum performance thresholds are not met, 44,067 shares would be issued at the end of the performance period.

2013 Performance Share Units

During the year ended December 31, 2013, the Company granted 104,865 performance share units with a grant date fair value of $74.4 million, based on a weighted average grant date fair value per share of $709.74. The actual number of shares to be issued will be determined upon completion of the performance period which ends December 31, 2015.

At March 31, 2014, there were 103,162 unvested 2013 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of March 31, 2014, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 194,403 shares. If the maximum thresholds are met at the end of the performance period, a maximum of 225,894 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 40,466 shares would be issued at the end of the performance period.

2012 Performance Share Units

During the year ended December 31, 2012, the Company granted 60,365 performance share units with a grant date fair value of $39.0 million, based on a weighted average grant date fair value per share of $645.86.  The actual number of shares to be issued will be determined upon completion of the performance period which ends December 31, 2014.

At March 31, 2014, there were 58,004 unvested 2012 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date.  As of March 31, 2014, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 99,232 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum of 116,008 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 36,250 shares would be issued at the end of the performance period.

Stock Options - Other than Stock Options Assumed in the Acquisition of KAYAK

The disclosures in this section do not include employee stock options assumed in the acquisition of KAYAK (described below). During the three months ended March 31, 2014, stock options were exercised for 2,250 shares of common stock with a weighted average exercise price per share of $22.25 and an aggregate intrinsic value of $2.9 million.  As of March 31, 2014, the aggregate number of shares subject to stock options outstanding and exercisable was 6,750, with a weighted average exercise price per share of $22.66, a weighted average remaining term of 1 year and an aggregate intrinsic value of $7.9 million.

Employee Stock Options Assumed in the Acquisition of KAYAK

The Company assumed vested and unvested employee stock options as part of the acquisition of KAYAK on May 21, 2013. The following table summarizes the activity of employee stock options assumed in the acquisition of KAYAK during the three months ended March 31, 2014:

Assumed Employee Stock Options	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Balance, December 31, 2013	128,708	$335.83	$106,386	6.9
Exercised	(23,809)	$313.57
Forfeited	(147)	$452.45
Balance, March 31, 2014	104,752	$340.73	$89,161	6.7
Vested and exercisable as of March 31, 2014	72,009	$268.68	$66,479	6.0
Vested and exercisable as of March 31, 2014 and expected to vest thereafter, net of estimated forfeitures	103,203	$337.72	$88,153	6.7

The aggregate intrinsic value of employee stock options assumed in the acquisition of KAYAK that were exercised during the three months ended March 31, 2014 was $23.6 million. During the three months ended March 31, 2014, assumed unvested employee stock options vested for 9,478 shares of common stock with a fair value of $4.1 million.

For the three months ended March 31, 2014, the Company recorded stock-based compensation expense of $4.1 million for the KAYAK unvested assumed employee stock options. As of March 31, 2014, there was $12.7 million of total future compensation costs related to these KAYAK unvested assumed employee stock options to be recognized over a weighted-average period of 2.1 years.

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

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Weighted average number of basic common shares outstanding	52,153	49,939
Weighted average dilutive stock options, restricted stock units and performance share units	317	351
Assumed conversion of Convertible Senior Notes	548	1,063
Weighted average number of diluted common and common equivalent shares outstanding	53,018	51,353
Anti-dilutive potential common shares	2,069	2,196

Anti-dilutive potential common shares for the three months ended March 31, 2014 include approximately 1.7 million shares that could be issued under the Company's outstanding convertible notes, if the Company experiences substantial increases in its common stock price.  Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company's average stock price for the period exceeds the conversion price for the convertible notes.

4.                                      INVESTMENTS

The following table summarizes, by major security type, the Company's short-term investments as of March 31, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
Foreign government securities	$3,823,066	$242	$(328)	$3,822,980
U.S. government securities	1,599,045	354	(21)	1,599,378
Total	$5,422,111	$596	$(349)	$5,422,358

As of March 31, 2014, foreign government securities included investments in debt securities issued by the governments of Germany, the Netherlands, and the United Kingdom.

The following table summarizes, by major security type, the Company's short-term investments as of December 31, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
Foreign government securities	$4,019,530	$233	$(356)	$4,019,407
U.S. government securities	1,443,083	250	(20)	1,443,313
Total	$5,462,613	$483	$(376)	$5,462,720

There were no realized gains or losses related to investments for the three months ended March 31, 2014 and 2013.

5.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of March 31, 2014 are classified in the tables below in the categories described below (in thousands):

	Level 1	Level 2	Level 3	Total
ASSETS:
Short-term investments
Foreign government securities	$—	$3,822,980	$—	$3,822,980
U.S. government securities	—	1,599,378	—	1,599,378
Foreign exchange derivatives	—	3,344	—	3,344
Total assets at fair value	$—	$5,425,702	$—	$5,425,702

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Foreign exchange derivatives	$—	$78,603	$—	$78,603

Financial assets and liabilities carried at fair value as of December 31, 2013 are classified in the tables below in the categories described below (in thousands):

	Level 1	Level 2	Level 3	Total
ASSETS:
Short-term investments
Foreign government securities	$—	$4,019,407	$—	$4,019,407
U.S. government securities	—	1,443,313	—	1,443,313
Foreign exchange derivatives	—	292	—	292
Total assets at fair value	$—	$5,463,012	$—	$5,463,012

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Foreign exchange derivatives	$—	$122,091	$—	$122,091

There are three levels of inputs to measure fair value.  The definition of each input is described below:

Level 1:	Quoted prices in active markets that are accessible by the Company at the measurement date for identical assets and liabilities.

Level 2:	Inputs that are observable, either directly or indirectly. Such prices may be based upon quoted prices for identical or comparable securities in active markets or inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available.

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

As of March 31, 2014 and December 31, 2013, the carrying value of the Company's cash and cash equivalents approximated their fair value and consisted primarily of foreign and U.S. government securities and bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings are carried at cost which approximates their fair value because of the short-term nature of these items.  See Note 4 for information on the carrying value of investments and Note 8 for the estimated fair value of the Company's Senior Convertible Notes.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations.  The Company limits these risks by following established risk management policies and procedures, including the use of derivatives.  The Company does not use derivatives for trading or speculative purposes.  All derivative instruments are recognized on the Unaudited Consolidated Balance Sheets at fair value.  Gains and losses resulting from changes in the fair value of derivative instruments which are not designated as hedging instruments for accounting purposes are recognized on the Unaudited Consolidated Statements of Operations in the period that the changes occur.  Changes in the fair value of derivatives designated as net investment hedges are recorded as currency translation adjustments to offset a portion of the translation adjustment of the international subsidiary's net assets and are recognized on the Unaudited Consolidated Balance Sheets in "Accumulated other comprehensive income."

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  The Company's derivative contracts principally address short-term foreign exchange fluctuations for the Euro and British Pound Sterling versus the U.S. Dollar.  As of March 31, 2014 and December 31, 2013, there were no outstanding derivative contracts associated with foreign currency translation risk.  Foreign exchange losses of $0.3 million for the three months ended March 31, 2014 compared to foreign exchange gains of $0.4 million for the three months ended March 31, 2013 were recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in currency exchange rates on its transactional balances denominated in currencies other than the functional currency. Foreign exchange derivatives outstanding as of March 31, 2014 associated with hedging these risks resulted in a net asset of $0.2 million, with $0.4 million recorded in "Prepaid expenses and other current assets" and $0.2 million recorded in "Accrued expenses and other current liabilities" on the Unaudited Consolidated Balance Sheet. Foreign exchange derivatives outstanding as of December 31, 2013 associated with hedging these risks resulted in a net liability of $0.5 million, with $0.6 million recorded in "Accrued expenses and other current liabilities" and $0.1 million recorded in "Prepaid expenses and other current assets" on the Unaudited Consolidated Balance Sheet.  Foreign exchange gains of $0.6 million for the three months ended March 31, 2014 compared to foreign exchange losses of $3.2 million for the three months ended March 31, 2013 were recorded related to these derivatives in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments resulted in a net cash inflow of $0.2 million for the three months ended March 31, 2014 compared to a net cash outflow of $2.8 million for the three months ended March 31, 2013, and are reported within "Net cash provided by operating activities" on the Unaudited Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — As of March 31, 2014 and December 31, 2013, the Company had outstanding foreign currency forward contracts with a notional value of 3.0 billion Euros as of both dates, to hedge a portion of its net investment in a foreign subsidiary.  These contracts are all short-term in nature.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The fair value of these derivatives at March 31, 2014 was a net liability of $75.5 million, with $78.4 million recorded in "Accrued expenses and other current liabilities" and $2.9 million recorded in "Prepaid expenses and other current assets" on the Unaudited Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2013 was a net liability of $121.3 million, with $121.5 million recorded in "Accrued expenses and other current liabilities" and $0.2 million recorded in "Prepaid expenses and other current assets" on the Unaudited Consolidated Balance Sheet.  Net cash outflows of $43.4 million and $17.5 million for the three months ended March 31, 2014 and 2013, respectively, were reported within "Net cash used in investing activities" on the Unaudited Consolidated Statements of Cash Flows.

6.                                      INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life
Supply and distribution agreements	$582,301	$(170,319)	$411,982	$581,742	$(160,499)	$421,243	10 - 20 years	16 years

Technology	93,709	(32,926)	60,783	93,322	(29,271)	64,051	2 - 5 years	5 years

Patents	1,623	(1,490)	133	1,623	(1,478)	145	15 years	15 years

Internet domain names	46,243	(13,968)	32,275	45,799	(12,112)	33,687	2 - 20 years	8 years

Trade names	548,417	(55,287)	493,130	548,243	(47,388)	500,855	5 - 20 years	19 years

Other	141	(137)	4	141	(137)	4	3 - 10 years	3 years
Total intangible assets	$1,272,434	$(274,127)	$998,307	$1,270,870	$(250,885)	$1,019,985

Intangible assets with determinable lives are amortized on a straight-line basis.  Intangible asset amortization expense was approximately $22.8 million and $9.3 million for the three months ended March 31, 2014 and 2013, respectively.

The amortization expense for intangible assets for the remainder of 2014, the annual expense for the next five years, and the expense thereafter is expected to be as follows (in thousands):

2014	$68,139
2015	87,821
2016	84,596
2017	80,466
2018	64,456
2019	55,597
Thereafter	557,232
$998,307

The change in goodwill for the three months ended March 31, 2014 consists of the following (in thousands):

Balance at December 31, 2013	$1,767,912
Acquisitions	1,885
Currency translation adjustments	1,751
Balance at March 31, 2014	$1,771,548

A substantial portion of the intangibles and goodwill relates to the acquisition of the KAYAK business in May 2013.

7.                                      OTHER ASSETS

Other assets at March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Deferred debt issuance costs	$15,119	$16,465
Security deposits	10,611	10,617
Other	7,693	6,432
Total	$33,423	$33,514

Deferred debt issuance costs arose from (i) the $1.0 billion aggregate principal amount of 1.0% Convertible Senior Notes, due March 15, 2018, issued in March 2012; (ii) a $1.0 billion revolving credit facility entered into in October 2011; (iii) the Company's issuance, in March 2010, of the $575.0 million aggregate principal amount of 1.25% Convertible Senior Notes, due March 15, 2015, and (iv) the $1.0 billion aggregate principal amount of 0.35% Convertible Senior Notes, due June 15, 2020, issued in May 2013.  Deferred debt issuance costs are being amortized using the effective interest rate method and the period of amortization was determined at inception of the related debt agreements based upon the stated maturity dates. Unamortized debt issuance costs written off to interest expense in the three months ended March 31, 2014 related to early conversion of convertible debt amounted to $0.3 million. Security deposits principally relate to the Company's leased office spaces.

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

The revolving credit facility provides for the issuance of up to $100.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of March 31, 2014 and December 31, 2013, there were no borrowings under the facility and there were approximately $2.2 million of letters of credit issued under the facility for both dates.

Convertible Debt

Convertible debt as of March 31, 2014 consisted of the following (in thousands):

March 31, 2014	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due March 2015	$102,025	$(4,318)	$97,707
1.0% Convertible Senior Notes due March 2018	1,000,000	(91,377)	908,623
0.35% Convertible Senior Notes due June 2020	1,000,000	(155,463)	844,537
Outstanding convertible debt	$2,102,025	$(251,158)	$1,850,867

Convertible debt as of December 31, 2013 consisted of the following (in thousands):

December 31, 2013	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due March 2015	$160,464	$(8,533)	$151,931
1.0% Convertible Senior Notes due March 2018	1,000,000	(96,797)	903,203
0.35% Convertible Senior Notes due June 2020	1,000,000	(161,156)	838,844
Outstanding convertible debt	$2,160,464	$(266,486)	$1,893,978

Based upon the closing price of the Company's common stock for the prescribed measurement period during the three months ended March 31, 2014 and December 31, 2013, the contingent conversion threshold on the 2015 Notes (as defined below) was exceeded.  Therefore, the 2015 Notes were convertible at the option of the holders. Accordingly, the Company reported the carrying value of the 2015 Notes as a current liability as of March 31, 2014 and December 31, 2013. Since these notes are convertible at the option of the holders and the principal amount is required to be paid in cash, the difference between the principal amount and the carrying value is reflected as convertible debt in the mezzanine section on the Company's Unaudited Consolidated Balance Sheets. Therefore, with respect to the 2015 Notes, the Company reclassified $4.3 million and $8.5 million before tax from additional paid-in capital to convertible debt in the mezzanine section on the Company's Unaudited Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, respectively. The determination of whether or not the 2015 Notes are convertible must continue to be performed on a quarterly basis. Consequently, the 2015 Notes may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion threshold is not met in such quarters.

If the note holders exercise their option to convert, the Company delivers cash to repay the principal amount of the notes and delivers shares of common stock or cash, at its option, to satisfy the conversion value in excess of the principal amount.  In cases where holders decide to convert prior to the maturity date, the Company writes off the proportionate amount of remaining debt issuance costs to interest expense. For the three months ended March 31, 2014, the Company paid $58.4 million to satisfy the aggregate principal amount due and issued 142,896 shares of its common stock in satisfaction of the conversion value in excess of the principal amount for debt converted prior to maturity. As of May 1, 2014, the Company had received early conversion notices that will be settled in the second quarter of 2014 for an aggregate principal amount of approximately $59 million and will issue shares of its common stock to satisfy the conversion value in excess of the principal amount associated with the 1.25% Convertible Senior Notes due March 2015.

The contingent conversion thresholds on the 2018 Notes (as defined below) and the 2020 Notes (as defined below) were not exceeded at March 31, 2014 or December 31, 2013, and therefore these Notes are reported as a non-current liability on the Unaudited Consolidated Balance Sheets.

As of March 31, 2014 and December 31, 2013, the estimated market value of the outstanding convertible senior notes was approximately $3.0 billion and $3.1 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 5). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period.  A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the convertible senior notes.

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

Debt discount after tax of $92.4 million ($154.3 million before tax) and financing costs associated with the equity component of convertible debt of $0.1 million after tax were recorded in additional paid-in capital related to the 2020 Notes at June 30, 2013. Debt discount after tax of $80.9 million ($135.2 million before tax) and financing costs associated with the equity component of convertible debt of $2.8 million after tax were recorded in additional paid-in capital related to the 2018 Notes at March 31, 2012. Debt discount after tax of $69.1 million ($115.2 million before tax) and financing costs associated with the equity component of convertible debt of $1.6 million after tax were recorded in additional paid-in-capital related to the 2015 Notes at March 31, 2010. The Company reclassified $4.3 million before tax and $8.5 million before tax out of additional paid-in capital to the mezzanine section in the Company's Unaudited Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, respectively, related to the 2015 Notes.

For the three months ended March 31, 2014 and 2013, the Company recognized interest expense of $17.1 million and $16.7 million, respectively, related to convertible notes.  Interest expense related to convertible notes for the three months ended March 31, 2014 and 2013 was comprised of $3.5 million and $4.3 million, respectively, for the contractual coupon interest, $12.4 million and $11.1 million, respectively, related to the amortization of debt discount and $1.2 million and $1.3 million, respectively, related to the amortization of debt issuance costs.  For the three months ended March 31, 2014, included in the amortization of debt discount mentioned above was $0.7 million of original issuance discount related to the 2020 Notes. In addition, the Company incurred interest expense of $0.3 million related to debt conversions in 2014. The remaining period for amortization of debt discount and debt issuance costs is the stated maturity dates for the respective debt. The effective interest rate for the three months ended March 31, 2014 and 2013 was 3.6% and 4.7%, respectively.

In addition, if the Company's convertible debt is redeemed or converted prior to maturity, a gain or loss on extinguishment is recognized.  The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value.  To estimate the fair value of the debt at the conversion date, the Company estimated its straight rate borrowing rate, considering its credit rating and straight debt of comparable corporate issuers.  For the three months ended March 31, 2014, the Company recognized a non-cash loss of $3.4 million ($2.1 million after tax) in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations in connection with the conversion of the 2015 Notes.

9.                               TREASURY STOCK

The Board of Directors has given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  The Company repurchased 72,277 shares and 110,679 shares at aggregate costs of $96.7 million and $76.4 million in the three months ended March 31, 2014 and 2013, respectively, to satisfy employee withholding taxes related to stock-based compensation.

As of March 31, 2014, there were approximately 9.3 million shares of the Company's common stock held in treasury.

As of March 31, 2014, the Company has a remaining authorization of $654.5 million to purchase its common stock.  The Company may make additional repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company's complete discretion.

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

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates and tax laws of the foreign countries in which the income is generated.  During the three months ended March 31, 2014 and 2013, a substantial majority of the Company's foreign-sourced income was generated in the Netherlands.  Income tax expense for the three months ended March 31, 2014 and 2013 differs from the expected tax expense at the U.S. statutory rate of 35%, primarily due to lower foreign tax rates, including the Innovation Box Tax benefit discussed below, partially offset by state income taxes and certain non-deductible expenses.

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

The Company has significant deferred tax assets, resulting principally from U.S. net operating loss carryforwards ("NOLs"). The amount of NOLs available for the Company's use is limited by Section 382 of the U.S. Internal Revenue Code ("IRC Section 382"). At December 31, 2013, after considering the impact of IRC Section 382, the Company had approximately $1.4 billion of available NOLs for U.S. federal income tax purposes, comprised of $0.3 billion of NOLs generated from operating losses and approximately $1.1 billion of NOLs generated from equity-related transactions, including equity-based compensation and stock warrants. The NOLs mainly expire from December 31, 2019 to December 31, 2021. The utilization of these NOLs is dependent upon the Company's ability to generate sufficient future taxable income in the United States. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors.

11.                               REDEEMABLE NONCONTROLLING INTERESTS

On May 18, 2010, the Company, through its wholly-owned subsidiary, priceline.com International Ltd. ("PIL"), purchased a controlling interest of the outstanding equity of TravelJigsaw Holdings Limited and its operating subsidiary, TravelJigsaw Limited (now known as the rentalcars.com business), a Manchester, U.K.-based international rental car reservation service.

Certain key members of rentalcars.com's management team retained a noncontrolling ownership interest in rentalcars.com.  In addition, certain key members of the management team of Booking.com purchased a 3% ownership interest in rentalcars.com from PIL in June 2010 (together with rentalcars.com management's investment, the "Redeemable Shares"). Subject to certain exceptions, one-third of the Redeemable Shares were subject to the put and call options in each of 2011, 2012 and 2013.  In April 2013, in connection with the exercise of the March 2013 call and put options, PIL purchased the remaining outstanding shares underlying redeemable noncontrolling interests for an aggregate purchase price of approximately $192.5 million.

A reconciliation of redeemable noncontrolling interests for the three months ended March 31, 2013 is as follows (in thousands):

Three Months Ended March 31, 2013
Balance, beginning of period	$160,287
Net income attributable to noncontrolling interests	21
Fair value adjustments(1)	42,768
Currency translation adjustments	(12,183)
Balance, end of period	$190,893

(1)          The fair value of the redeemable noncontrolling interests was determined by industry peer comparable analysis and a discounted cash flow valuation model.

12.                              ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below provides the balances for each classification of accumulated other comprehensive income as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Foreign currency translation adjustments, net of tax (1)	$92,512	$84,598
Net unrealized gain on marketable securities, net of tax (2)	239	131
Accumulated other comprehensive income	$92,751	$84,729

(1)          Foreign currency translation adjustments, net of tax, includes net losses from fair value adjustments at March 31, 2014 of $57.4 million after tax ($96.4 million before tax) and net losses from fair value adjustments at December 31, 2013 of $58.7 million after tax ($98.8 million before tax) associated with net investment hedges (see Note 5).  The remaining balance in currency translation adjustments excludes income taxes due to the Company's practice and intention to reinvest the earnings of its foreign subsidiaries in those operations.

(2)          The unrealized gain before tax at March 31, 2014 and December 31, 2013 was $0.4 million and $0.2 million, respectively.

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

In connection with some of these tax audits and assessments, the Company may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the laws in judicial proceedings.  This requirement is commonly referred to as "pay to play" or "pay first."  For example, the City and County of San Francisco assessed the Company approximately $3.4 million (an amount that includes interest and penalties) relating to hotel occupancy taxes, which the Company paid in July 2009, and issued a second assessment totaling approximately $2.7 million, which the Company paid in January 2013.  Payment of these amounts, if any, is not an admission that the Company believes it is subject to such taxes and, even if such payments are made, the Company intends to continue to assert its position vigorously that it should not be subject to such taxes.  In the San Francisco action, for example, the court ruled in February 2013 that the Company and OTCs do not owe transient accommodations tax to the city and ordered the city to refund the amount paid in July 2009; the Company also is seeking a refund of the amount paid in January 2013.

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  For example, in January 2013, the Tax Appeal Court for the State of Hawaii held that the Company and other OTCs are not liable for the State's transient accommodations tax, but held that the OTCs, including the Company, are liable for the State's general excise tax on the full amount the OTC collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel. The Company recorded an accrual for travel transaction taxes (including estimated interest and penalties), with a corresponding charge to cost of revenues, of approximately $16.5 million in December 2012 and approximately $18.7 million in the three months ended March 31, 2013, primarily related to this ruling. During the three months ended March 31, 2014, the Company paid approximately $0.6 million under protest to the State of Hawaii related to this ruling. The Company has filed an appeal now pending before the Hawaii Supreme Court. Other adverse rulings include a decision in September 2012, in which the Superior Court in the District of Columbia granted summary judgment in favor of the District and against the OTCs ruling that tax is due on the OTCs' margin and service fees, which the Company is appealing. As a result, the Company increased its accrual for travel transaction taxes (including estimated interest), with a corresponding charge to cost of revenues, by approximately $4.8 million in September 2012 and by approximately $5.6 million in the three months ended March 31, 2013. Also, in July 2013, the Circuit Court of Cook County, Illinois, ruled that the Company and the other OTCs are liable for tax and other obligations under the Chicago Hotel Accommodations Tax. A summary judgment to determine the extent of the liability is now pending. In addition, in October 2009, a jury in a San Antonio class action found that the Company and the other OTCs that are defendants in the lawsuit "control" hotels for purposes of the local hotel occupancy tax ordinances at issue and are, therefore, subject to the requirements of those ordinances. The Company intends to vigorously appeal the trial court's judgment when it becomes final.

An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries.  In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  There have been, and will continue to be, substantial ongoing costs, which may include "pay first" payments, associated with defending the Company's position in pending and any future cases or proceedings.  An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on the Company's business and could be material to the Company's results of operations or cash flow in any given operating period. However, the Company believes that even if it were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated, given results to date it would not have a material impact on the Company's liquidity because of the Company's available cash.

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

Accrual for Travel Transaction Taxes

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $54 million at March 31, 2014 compared to approximately $55 million at December 31, 2013 (which includes, among other things, amounts related to the litigation in the State of Hawaii, District of Columbia, San Antonio and Chicago). The accrual is based on the Company's estimate of the probable cost of resolving these issues. The Company's legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

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

On January 31, 2014, the OFT announced that it had accepted commitments offered by Booking.com, as well as Expedia and Intercontinental Hotel Group, (the "Commitments") to close the investigation on the basis that they address the OFT's competition concerns.  The OFT has now closed its investigation with no finding of infringement or admission of wrongdoing and no imposition of a fine.

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

On March 31, 2014, Skyscanner, a meta-search site based in the United Kingdom, filed an appeal in the Competition Appeal Tribunal (CAT) against the OFT's (now CMA) decision to accept commitments. Booking.com has been granted permission to intervene in support of the CMA in the CAT. The appeal is expected to be heard in July 2014.

Investigations have also been opened by the national competition authorities in France, Germany, Austria, Hungary, Sweden and Switzerland that focus on Booking.com's rate parity clause in its contracts with accommodation providers in those jurisdictions.  All of these investigations are at a preliminary stage.  The Company is currently unable to predict the outcome of these investigations or how the Company's business may be affected.  Possible outcomes include requiring Booking.com to remove its rate parity clause from its contracts with accommodation providers in those jurisdictions and/or the imposition of fines.

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

On July 1, 2013, the Company, together with the other OTC defendants and Hotel Defendants, filed a joint motion to dismiss the amended consolidated complaint. On February 18, 2014, Judge Boyle dismissed the amended consolidated complaint without prejudice, and ordered that plaintiffs must move for leave to amend within thirty days if they wish to file a second consolidated amended complaint, and further ordered that any such motion for leave to amend be accompanied by a synopsis explaining why a second amended complaint would overcome the deficiencies stated in the court's February 18, 2014 Memorandum Opinion and Order. On March 20, 2014, plaintiffs moved for leave to file a proposed Second Consolidated Amended Complaint (the "proposed SCAC"). The proposed SCAC names only the OTC defendants as defendants and alleges that the OTC defendants violated federal and state laws by entering into minimum resale price maintenance agreements with the Hotel defendants and by conspiring to enforce the terms of those resale price maintenance agreements. On April 3, 2014, the OTC defendants filed an opposition to plaintiffs' motion for leave to file the proposed SCAC.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Unaudited Consolidated Financial Statements, including the notes to those statements, included elsewhere in this Form 10-Q, and the Section entitled "Special Note Regarding Forward-Looking Statements" in this Form 10-Q.  As discussed in more detail in the Section entitled "Special Note Regarding Forward-Looking Statements," this discussion contains forward-looking statements, which involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause those differences include those discussed in "Risk Factors" and elsewhere in this Form 10-Q.

Overview

     We are a leading online travel company that connects consumers wishing to make travel reservations with providers of travel services around the world. We offer consumers accommodation reservations (including hotels, bed and breakfasts, hostels, apartments, vacation rentals (including “aparthotels,” which are apartments with a front desk and cleaning service)
and other properties) through our Booking.com, priceline.com, and agoda.com brands. In the United States, we also offer consumers reservations for rental cars, airline tickets, vacation packages and cruises through our priceline.com brand. We offer rental car reservations worldwide through rentalcars.com. We also allow consumers to easily compare airline ticket, hotel reservation and rental car reservation information from hundreds of travel websites at once through KAYAK's websites and mobile applications (or "apps"). We refer to our company and all of our subsidiaries and brands, including Booking.com, priceline.com, agoda.com, KAYAK and rentalcars.com, collectively as "The Priceline Group," the "Company," "we," "our" or "us."

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include Booking.com, agoda.com, KAYAK, and rentalcars.com, which are independently managed and operated brands.  Our principal goal is to serve consumers with worldwide leadership in online travel services.  Our business is driven primarily by international results, which consist of the results of Booking.com, agoda.com and rentalcars.com, as well as the results of KAYAK's international based websites, in each case regardless of where the consumer is resident, from where the consumer makes a reservation or where the travel service is provided. During the year ended December 31, 2013, our international business (the substantial majority of which is generated by Booking.com) represented approximately 85% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 94% of our consolidated operating income. A significant majority of our gross profit is earned in connection with facilitating accommodation reservations.

We derive substantially all of our gross profit from the following sources:

•	Commissions earned from facilitating reservations of accommodations, rental cars, cruises and other travel services;

•	Transaction gross profit and customer processing fees from our accommodation, rental car, and vacation package reservation services;

•	Advertising revenues primarily earned by KAYAK from sending referrals to OTAs and travel service providers, as well as from advertising placements on KAYAK's websites and mobile apps; and

•
Global distribution system ("GDS") reservation booking fees related to our Name Your Own Price® hotel, rental car and airline ticket reservation services, and price-disclosed airline ticket and rental car reservation services.

Our priceline.com U.S. brand offers merchant Name Your Own Price® opaque travel services, which are recorded in revenue on a "gross" basis and have associated cost of revenue. All of our other services are recorded in revenue on a "net" basis and have no associated cost of revenue. Therefore, revenue increases and decreases are impacted by changes in the mix of our revenues between Name Your Own Price® travel services and other travel services. Gross profit reflects the commission or net margin earned for our retail, Name Your Own Price® and semi-opaque travel services and our advertising services. Consequently, gross profit has become an increasingly important measure of evaluating growth in our business because, in contrast to our revenues, it is not affected by the mix between our Name Your Own Price® travel services and our other travel services.

Over the last several years we have experienced strong growth in our accommodation reservation services. We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the widespread adoption of mobile devices, the high growth of travel overall in emerging markets such as Asia-Pacific and South America, and the continued innovation and execution by our teams around the world to build accommodation supply, content and distribution and to improve the customer experience on our websites and mobile apps. We experienced strong year-over-year growth in recent years, though that growth has generally decelerated. For example, for the three months ended March 31, 2014, our accommodation room night reservation growth was 32%, a deceleration from 38% in the same period in 2013 and 47% in the same period in 2012. Given the size of our hotel reservation business, we believe it is highly likely that our year-over-year growth rates will continue to decelerate, though the rate of deceleration may fluctuate.

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

We compete with both online and traditional travel reservation services. The market for the travel reservation services we offer is intensely competitive, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple and Facebook, have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market through its acquisition of ITA Software, Inc., a major flight information software company, in 2011, its hotel meta-search service known as "Hotel Finder" (discussed below) and its recent license of hotel-booking software from Room 77.
We currently, or potentially may, compete with a variety of companies, including:

•	online travel reservation services such as those owned by Expedia, Orbitz, Travelocity, Ctrip, Rakuten, ODIGEO, Jalan and Wotif;

•	search, social networking and group buying companies, such as Google, Facebook and Groupon;

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

TripAdvisor, a leading travel research and review website, Google, the world's largest search engine, and other large, established companies with substantial resources and expertise in developing online commerce and facilitating Internet traffic have launched meta-search services and may create additional inroads into online travel, both in the United States and internationally. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g. hotels, rental car companies or airlines), OTA and other travel websites and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTAs or other travel websites, which could lead to travel service providers or others gaining a larger share of search traffic. TripAdvisor has begun supporting its meta-search service with offline advertising, and trivago, a leading meta-search service in Europe, recently expanded its offline advertising campaign into the United States. Google offers "Hotel Finder", a meta-search service that Google has at times placed at or near the top of its hotel-related search results. As a result of our recent acquisition of KAYAK, a meta-search service, we now compete more directly with other meta-search services. As a meta-search service, KAYAK depends on access to information related to travel service pricing, schedules, availability and other related information from OTAs and travel service providers.

As consumers attempt to be more efficient in their shopping behavior, they may favor travel services offered by meta-search websites or search companies over OTAs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites and increase our advertising and other customer acquisition costs.

To the extent any such consumer behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in profits from our KAYAK meta-search business to offset any related decrease in profits experienced by our OTA brands. Further, meta-search services may evolve into more traditional OTAs by offering consumers the ability to make travel reservations directly through their websites. For example, TripAdvisor facilitates hotel reservations on its transactional websites Tingo and Jetsetter and intends to allow consumers to make a reservation while staying on TripAdvisor. Meta-search providers may also offer direct booking services with travel service providers, which may lead to more consumers booking directly with a travel service provider rather than an OTA. To the extent consumers book travel services through a meta-search website or directly with a travel service provider after visiting a meta-search website or meta-search utility on a traditional search engine without using an OTA like us, we may need to increase our advertising or other customer acquisition costs to maintain or grow our reservation bookings.  If meta-search services limit our participation within their search results, there could be an adverse effect on our business, gross bookings and results of operations.

Travel service providers, including multi-national hotel chains, rental car companies and airlines with which we conduct business, compete with us in online channels to drive consumers to their own websites in lieu of third-party distributors such as us. Travel service providers who sell on their own websites may charge lower prices and, in some instances, offer advantages such as loyalty points or special discounts to members of closed user groups (such as loyalty program participants or customers with registered accounts). We may need to offer similar advantages to maintain or grow our reservation bookings, which could adversely impact our profitability.

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

There has been a proliferation of new channels through which accommodation providers can offer reservations.  For example, some accommodations offer reservations through "daily deal" websites such as Groupon and Living Social, which sell coupons to customers at a substantial discount.  In 2011, Expedia, one of our largest competitors, entered into a partnership with Groupon to facilitate accommodation reservations to Groupon customers under the "Groupon Getaways" brand name. New entrants, such as HotelTonight, BackBid, GuestMob, Tingo and Hipmunk, have developed new and differentiated offerings that endeavor to provide savings on accommodation reservations to consumers and that compete directly with us. Further, meta-

search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its website.  If any of these new services are successful, we may experience less demand for our services and are likely to face more competition for access to the limited supply of discounted hotel room rates.

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

We use third party websites, including online search engines (primarily Google) and meta-search and travel research services, and affiliate marketing as primary means of generating traffic to our websites. Our online advertising expense has increased significantly in recent years, a trend we expect to continue. Various factors can impact whether our online advertising will grow faster or slower than gross profit. Our international brands are generally growing faster than our U.S. brands, and typically spend a higher percentage of gross profit on online advertising, causing our online advertising to grow more quickly than our gross profit. Our online advertising returns on investment ("ROIs") have been down year-over-year for the last several quarterly periods, but to a lesser extent in the fourth quarter or 2013 and the first quarter or 2014, and these declines also cause online advertising expense to grow more quickly than our gross profit. Thus far in the second quarter of 2014, we have experienced more significant year-over-year declines in our online marketing ROIs. These negative factors have recently been slightly offset by an increasing share of traffic coming directly to us, a trend that may or may not continue. We also intend to continue to invest in offline advertising, in particular for our Booking.com, priceline.com and KAYAK brands, and expect to increase our overall offline advertising spend in 2014. For example, building on its first offline advertising campaign, which it launched in the United States in 2013, Booking.com recently began offline advertising campaigns in Australia, Canada and the United Kingdom and may expand its offline advertising into other markets during 2014.

The inclusion of KAYAK since its acquisition on May 21, 2013 had a significant favorable impact on online advertising as a percentage of gross profit for the three months ended March 31, 2014 because KAYAK spends a lower percentage of gross profit on online advertising than our other brands, and our consolidated results exclude intercompany advertising by our brands on KAYAK since the acquisition date. This favorable impact will benefit year-over-year comparisons until the anniversary of the acquisition on May 21, 2014.

Advertising efficiency is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates and our ability to convert paid traffic to booking customers and then having customers return directly to our websites or mobile apps for future bookings. If Google changes how it presents travel search results or the manner in which it conducts the auction for placement among search results in a manner that is competitively disadvantageous to us, whether to support its own travel related services or otherwise, our ability to efficiently generate traffic to our websites could be harmed. See Part II Item 1A Risk Factors - "We rely on online advertising channels to enhance our brand awareness and to generate a significant amount of traffic to our websites" and "Our business could be negatively affected by changes in Internet search engine algorithms and dynamics or traffic-generating arrangements." Further, we have observed increased offline advertising by OTAs, meta-search services and travel service providers, particularly in North America and Europe, which may make such advertising more expensive and less effective.

The competition authorities of many governments have begun investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. For example, Booking.com and others recently agreed to certain commitments to resolve an investigation by the U.K. Office of Fair Trading, which commitments provide that OTAs will have the flexibility to discount a hotel's retail price, notwithstanding "rate parity" requirements in contracts with hotels (requirements that generally require a hotel to offer the same room rates to all OTAs), but only to members of closed user groups. Other national competition authorities, including, without limitation, those in France, Germany, Austria, Hungary, Sweden and Switzerland, have opened investigations that focus on Booking.com's rate parity clause in its contracts with accommodation providers in those jurisdictions. All of these investigations are at a preliminary stage.  We are currently unable to predict the outcome of these investigations or how our business may be affected.  Possible outcomes include requiring Booking.com to remove its rate parity clause from its contracts with accommodation providers in those jurisdictions. We note that the German competition authority has required Hotel Reservation Service, a leading OTA in Germany, to remove its rate parity clause from its contracts with hotels, though this decision is currently subject to appeal. To the extent that regulatory authorities require changes to our business practices or to those currently common to the industry, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding any such investigations could adversely affect our brand and therefore our market share and results of operations.

In addition, we have observed an increase in promotional pricing to closed user groups, including through mobile apps. If we are not as effective as our competition in offering discounted prices to closed user groups, our ability to grow and compete could be harmed. If we need to fund such discounts out of our gross profit in order to effectively compete, our profitability could be adversely affected.

International Trends. The size of the travel market outside of the United States is substantially greater than that within the United States. Historically, Internet adoption rates and e-commerce adoption rates of international consumers have trailed those of the United States. However, international consumers are rapidly moving to online means for purchasing travel. Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States. We expect that over the long-term, international online travel growth rates will follow a similar trend to that experienced in the United States. In addition, the base of hotel properties in Europe and Asia is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains. We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States. Our growth has primarily been generated by our international accommodation reservation service brands, Booking.com and agoda.com. Booking.com, our most significant brand, included over 455,000 properties on its website as of May 7, 2014, which included over 140,000 vacation rental properties (updated property counts are available on the Booking.com website). Booking.com has added properties over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America. An increasing amount of our business from both a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate. We believe that the opportunity to continue to grow our business exists for the markets in which we operate. We believe these trends and factors have enabled us to become the leading online accommodation reservation service provider in the world as measured by room nights booked.

As our international business represents the substantial majority of our financial results, we expect to continue to see our operating results and other financial metrics largely driven by international performance. For example, certain newer markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding accommodations available for reservation on our websites, including hotels, bed and breakfasts, hostels and vacation rentals. Vacation rentals generally consist of, among others, properties categorized as single-unit and multi-unit villas, holiday homes, apartments, “aparthotels” (which are apartments with a front desk and cleaning service) and chalets and are generally self-catered (i.e., include a kitchen), directly bookable properties. Many of the newer accommodations we add to our travel reservation services, especially in highly penetrated markets, may have fewer rooms, lower ADRs or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts), and therefore may also negatively impact our margins. For example, because a vacation rental is either a single unit or a small collection of independent units, vacation rental properties represent more limited booking opportunities than non-vacation rental properties, which generally have more units to rent per property. Our non-hotel accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors. If we increase our non-hotel accommodation business, these different market characteristics could negatively impact our profit margins; and, if these properties represent an increasing percentage of the properties added to our websites, our gross bookings growth rate and property growth rate will likely diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of non-hotel accommodations increases, the number of reservations per property will likely decrease.

Another impact of the size of our international business is our exposure to foreign currency exchange risk. Because we conduct a substantial majority of our business outside the United States and report our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international business are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation. For example, a strengthening of the Euro increases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars, while a weakening of the Euro decreases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars. Certain European Union countries with high levels of sovereign debt have had difficulty refinancing their debt. Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may be more widespread and could include the United States, has led to significant volatility in the exchange rate between the Euro, the U.S. Dollar and other currencies. We generally enter into derivative instruments to minimize the impact of short-term currency fluctuations on our consolidated operating results. However, such derivative instruments are short term in nature and not designed to hedge against currency fluctuations that could impact our gross bookings, revenue or gross profit (see Note 5 to the Unaudited Consolidated Financial Statements for additional information on our derivative contracts). For example, while revenue from our international operations grew year-over-year on a local currency basis by approximately 37% for the three months ended March 31, 2014, compared to the same period in 2013, as a result of the negative impact of currency exchange rates, revenue from our international operations as reported in U.S. Dollars grew 34.6% for the three months ended March 31, 2014.

Domestic Trends. Competition in U.S. online travel remains intense and online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantages. In particular, the competition to provide "opaque" hotel reservation services to consumers, an area in which our priceline.com U.S. business has been a leader, has become more intense. For example, Expedia makes opaque hotel reservations available through its Hotwire brand and on its principal website under the name "Expedia Unpublished Rates" and has, we believe, supported this initiative with steeper discounts through lower margins. As with our opaque Name Your Own Price® and Express Deals® hotel reservation services, the name of the hotel is not disclosed until after booking the reservation. We believe these offerings, in particular "Expedia Unpublished Rates," have adversely impacted the market share and year-over-year room night reservations growth rate for our Name Your Own Price® opaque hotel reservation service, which began to experience a decline in the third quarter of 2011. In addition, some hotels offer discounted room reservations through "daily deal" websites such as Groupon and Living Social. If Expedia or others are successful in growing their opaque hotel reservation services, and/or "daily deal" websites are successful in garnering a sizable share of discounted hotel bookings, we may have less consumer demand for our opaque hotel reservation services over time, and we would face more competition for access to the limited supply of discounted hotel room rates. In an effort to compete more effectively against these new offerings, in 2012 we launched Express Deals®, a semi-opaque price-disclosed hotel reservation service. While Express Deals® has been a significant contributor to the improved performance of our opaque hotel reservation service, the offering may not ultimately be successful at recovering or growing U.S. hotel reservation service market share. As a result of this increased competition, our share of the discount hotel reservation market in the United States could further decrease.

While demand for online travel services in the United States continues to experience growth, we believe that the U.S. market share of third-party distributors is impacted in part by a concerted initiative by travel service providers to direct customers to their own websites in an effort to reduce distribution expenses and establish more direct control over their pricing.

U.S. airlines have, at times, reduced capacity and increased fares. Decreases in capacity reduce the amount of airline tickets available, while increases in average airfares can adversely impact leisure travel demand. Generally, reduced airline capacity and demand negatively impact our priceline.com air ticket reservation service, which in turn can have negative repercussions on our priceline.com hotel and rental car services. We expect continued variability in the breadth and depth of discounted airline tickets and rental car rates made available to us in the future, depending on market conditions from time to time.

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

In addition, the date on which certain holidays fall can have an impact on our quarterly results. For example, in 2013 our first quarter year-over-year growth rates in revenue, gross profit, operating income and operating margins were favorably affected by Easter falling in the first quarter instead of the second quarter, as it did in 2012. Conversely, our first quarter 2014 year-over-year growth rates in revenue, gross profit, operating income and operating margins were negatively impacted by Easter falling in the second quarter instead of the first quarter, as it did in 2013.

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

On May 21, 2013, we acquired KAYAK Software Corporation, a leading travel meta-search service. The purchase price was $2.1 billion ($1.9 billion net of cash acquired). A substantial portion of the total consideration related to identifiable acquired intangibles and goodwill (see Note 6 to the Unaudited Consolidated Financial Statements). Since our annual goodwill impairment test in September 2013, there have been no events or changes in circumstances to indicate a potential impairment to the goodwill associated with this acquisition. If KAYAK is unsuccessful in profitably growing its global online travel brand or it experiences a significant reduction in advertising revenues due to factors such as a loss of continued access to travel services information provided by other OTAs or travel service providers or a reduction in advertising on its websites or mobile apps, we may incur an impairment charge related to this goodwill.

Results of Operations

Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013

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

Gross bookings resulting from accommodation room nights, rental car days and airline tickets reserved through our international and U.S. operations for the three months ended March 31, 2014 and 2013 were as follows (numbers may not total due to rounding):

	Three Months Ended March 31, (in millions)
	2014	2013	Change
International	$10,643	$7,783	36.8%
Domestic	1,637	1,370	19.5%
Total	$12,280	$9,153	34.2%

Gross bookings increased by 34.2% for the three months ended March 31, 2014 compared to the same period in 2013 (growth on a local currency basis was approximately 35%), principally due to growth of 32.0% in accommodation room night reservations, 3% growth on a local currency basis in Group wide ADRs, 22.6% growth in airline ticket reservations and growth of 24.6% in rental car day reservations.  The 36.8% increase in international gross bookings for the three months ended March 31, 2014 compared to the same period in 2013 (growth on a local currency basis was approximately 38%) was primarily attributable to growth in accommodation room night reservations for our Booking.com and agoda.com businesses, as well as growth in rental car day reservations for our rentalcars.com business.  Domestic gross bookings increased by 19.5% for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to an increase in priceline.com's retail airline ticket service, Express Deals® hotel reservation service, and retail rental car service, partially offset by a decline in our Name Your Own Price® hotel and air reservation services.

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the three months ended March 31, 2014 and 2013 were as follows (numbers may not total due to rounding):

	Three Months Ended March 31, (in millions)
	2014	2013	Change
Agency	$10,516	$7,648	37.5%
Merchant	1,764	1,505	17.2%
Total	$12,280	$9,153	34.2%

Agency gross bookings increased 37.5% for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to growth in Booking.com accommodation room night reservations, as well as growth in priceline.com's retail airline ticket, rental car and hotel services. Merchant gross bookings increased 17.2% for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to an increase in the sale of agoda.com hotel room night reservations, rentalcars.com rental car day reservations, priceline.com Express Deals® hotel room night reservations and

priceline.com retail hotel room night reservations, partially offset by a decline in our Name Your Own Price® hotel room night and airline ticket reservation services.

Units sold for accommodation room nights, rental car days and airline tickets for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31, (in millions)
	2014	2013	Change
Room Nights	83.4	63.2	32.0%
Rental Car Days	12.3	9.9	24.6%
Airline Tickets	2.0	1.7	22.6%

Accommodation room night reservations increased by 32.0% for the three months ended March 31, 2014 compared to the same period in 2013, principally due to an increase in Booking.com, agoda.com and priceline.com accommodation room night reservations. Booking.com, our most significant brand, included over 455,000 properties on its website as of May 7, 2014 (updated property counts are available on the Booking.com website).  Booking.com has added properties over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America.  An increasing amount of our business from a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate and our core European market.  Our priceline.com agency hotel reservations benefited from the integration of the growing number of properties on the Booking.com extranet.

Rental car day reservations increased by 24.6% for the three months ended March 31, 2014 compared to the same period in 2013, due to an increase in retail rental car day reservations for rentalcars.com and priceline.com, partially offset by a decline in our Name Your Own Price® service.

Airline ticket reservations increased by 22.6% for the three months ended March 31, 2014 compared to the same period in 2013, due to an increase in price-disclosed airline ticket reservations for priceline.com driven in part by increased paid advertising placements on KAYAK.

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

•
Merchant revenues are derived from services where we are the merchant of record and therefore charge the customer's credit card for the travel services provided. Merchant revenues include (1) transaction revenues representing the selling price of Name Your Own Price® hotel room night, rental car and airline ticket reservations and vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged by travel service providers in connection with (a) the accommodation reservations provided through our merchant price-disclosed hotel services at agoda.com and priceline.com and (b) the reservations provided through our merchant rental car service at rentalcars.com and merchant Express Deals® hotel service at priceline.com, which allows customers to see the price of the hotel reservation prior to purchase but not the identity of the travel service provider; (3) customer processing fees charged in connection with the sale of Name Your Own Price® hotel, rental car and airline ticket reservations and merchant price-disclosed hotel reservations; and (4) ancillary fees, including GDS reservation booking fees related to certain of the services listed above.

•
Advertising and other revenues are derived primarily from KAYAK for sending referrals to OTAs and travel service providers, as well as from advertising placements on KAYAK's websites and mobile applications.

	Three Months Ended March 31, (in thousands)
	2014	2013	Change
Agency Revenues	$1,041,144	$769,928	35.2%
Merchant Revenues	526,998	528,564	(0.3)%
Advertising and Other Revenues	73,660	3,520	1,992.6%
Total Revenues	$1,641,802	$1,302,012	26.1%

 Agency Revenues

Agency revenues for the three months ended March 31, 2014 increased 35.2% compared to the same period in 2013, primarily as a result of growth in the business of Booking.com.  Our priceline.com agency revenues benefited from growth in our retail rental car and airline ticket businesses as well as the integration on the priceline.com website of the growing number of properties on the Booking.com extranet.

Merchant Revenues

Merchant revenues for the three months ended March 31, 2014 decreased 0.3% compared to the same period in 2013, primarily due to decreases in Name Your Own Price® hotel and air reservation services, mostly offset by increases in our agoda.com business, rentalcars.com business and priceline.com Express Deals® hotel reservation service and vacation package reservation service for the three months ended March 31, 2014, compared to the same period in 2013. Merchant revenue growth over the prior year period was substantially lower than merchant gross bookings growth because our merchant revenues are disproportionately affected by our Name Your Own Price® service. Name Your Own Price® revenues are recorded "gross" with a corresponding supplier cost recorded in cost of revenues, and represented a smaller percentage, year-over-year, of total revenues compared to our faster-growing agoda.com, rentalcars.com and priceline.com Express Deals® services, which are recorded in revenue "net" of supplier cost. As a result, we believe that gross profit is an important measure of evaluating growth in our business.

Advertising and Other Revenues

Advertising and other revenues during the three months ended March 31, 2014 consisted primarily of advertising revenues.  Advertising revenues for the three months ended March 31, 2014 includes $69.2 million as a result of the inclusion of KAYAK since its acquisition on May 21, 2013, and excludes intercompany revenues earned by KAYAK from other Priceline Group brands.

Cost of Revenues

	Three Months Ended March 31, (in thousands)
	2014	2013	Change
Cost of Revenues	$235,331	$292,347	(19.5)%

For the three months ended March 31, 2014, cost of revenues consisted primarily of: (1) the cost paid to travel service providers for our Name Your Own Price® services, net of applicable taxes and charges; (2) fees paid to third parties by KAYAK and priceline.com to return travel itinerary information in response to search queries; and (3) the cost related to accruals for travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.). Cost of revenues for the three months ended March 31, 2014 decreased by 19.5% compared to the same period in 2013, primarily due to a decrease in our Name Your Own Price® hotel, rental car and airline ticket reservation services, partially offset by the inclusion of KAYAK since its acquisition on May 21, 2013 and increases in our priceline.com vacation package service. Cost of revenues for the three months ended March 31, 2013 includes an accrual recorded in the first quarter of 2013 of approximately $20.5 million (including estimated interest and penalties) for travel transaction taxes, principally related to unfavorable rulings in the State of Hawaii and the District of Columbia.

Agency revenues have no cost of revenue. Agency revenues principally consist of travel commissions on accommodation reservations.

Gross Profit

	Three Months Ended March 31, (in thousands)
	2014	2013	Change
Gross Profit	$1,406,471	$1,009,665	39.3%
Gross Margin	85.7%	77.5%

Total gross profit for the three months ended March 31, 2014 increased by 39.3% compared to the same period in 2013, primarily as a result of the increased revenue discussed above.  Total gross margin (gross profit as a percentage of total revenue) increased during the three months ended March 31, 2014, compared to the same period in 2013, because our revenues are disproportionately affected by our Name Your Own Price® service. Name Your Own Price® revenues are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues, and in the three months ended March 31, 2014 these revenues represented a smaller percentage of total revenues than in the same period in 2013. Our retail and semi-opaque services, which are recorded in revenue "net" of supplier cost have been growing faster than our Name Your Own Price® services. As a result, we believe that gross profit is an important measure of evaluating growth in our business. Our international operations accounted for approximately $1.21 billion of our gross profit for the three months ended March 31, 2014, which compares to $894.4 million for the same period in 2013. Gross profit attributable to our international operations increased, on a local currency basis, by approximately 37% for the three months ended March 31, 2014 compared to the same period in 2013. Gross profit attributable to our U.S. businesses increased by 74% for the three months ended March 31, 2014, compared to the same period in 2013. Gross profit for the three months ended March 31, 2014 was positively impacted by the inclusion of KAYAK since its acquisition on May 21, 2013. Gross profit for the three months ended March 31, 2013 was negatively impacted by an accrual recorded in the first quarter of 2013 of approximately $20.5 million (including estimated interest and penalties) for travel transaction taxes, principally related to unfavorable rulings in the State of Hawaii and the District of Columbia.

Operating Expenses

Advertising

	Three Months Ended March 31, (in thousands)
	2014	2013	Change
Online Advertising	$520,848	$403,153	29.2%
% of Total Gross Profit	37.0%	39.9%
Offline Advertising	$53,474	$27,729	92.8%
% of Total Gross Profit	3.8%	2.7%

Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; (4) banner, pop-up and other Internet advertisements; and (5) e-mail campaigns. For the three months ended March 31, 2014, online advertising expenses increased over the same period in 2013, primarily to generate increased gross bookings. Online advertising as a percentage of gross profit decreased for the three months ended March 31, 2014 due to the impact of the inclusion of KAYAK in our consolidated results. KAYAK spends a lower percentage of gross profit on online advertising than our other brands, and our consolidated results exclude intercompany advertising by our brands on KAYAK since the acquisition date. This favorable impact will benefit year-over-year comparisons until the anniversary of the acquisition on May 21, 2014. For the three months ended March 31, 2014, this favorable impact was partially offset by (1) brand mix within The Priceline Group as our international brands grew faster than our U.S. brands and typically spend a higher percentage of gross profit on online advertising and (2) a year-over-year decline in advertising ROIs. In addition, gross profit for the three months ended March 31, 2013 was negatively impacted by an accrual in the amount of approximately $20.5 million (including estimated interest and penalties) for travel transaction taxes, principally related to unfavorable rulings in the State of Hawaii and the District of Columbia.

Offline advertising expenses are related to our Booking.com, KAYAK and priceline.com businesses. For the three months ended March 31, 2014, offline advertising increased 92.8%, compared to the same period in 2013, due mainly to the impact of the inclusion of KAYAK in our consolidated results since its acquisition on May 21, 2013, as well as the launch of offline advertising campaigns by Booking.com in the United States in 2013 and in Australia, Canada and the United Kingdom in 2014.

Sales and Marketing

	Three Months Ended March 31, (in thousands)
	2014	2013	Change
Sales and Marketing	$64,311	$52,263	23.1%
% of Total Gross Profit	4.6%	5.2%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-parties that provide call center, website content translations and other services; (3) provisions for bad debt, primarily related to agency accommodation commission receivables; and (4) provisions for credit card chargebacks. For the three months ended March 31, 2014, sales and marketing expenses, which are substantially variable in nature, increased over the same period in 2013, primarily due to increased gross booking volumes as well as expenses related to increased content translations. Sales and marketing expenses as a percentage of gross profit are typically higher for our merchant business, which incurs credit card processing fees. Our merchant business grew more slowly than our agency business, and as a result, sales and marketing expenses as a percentage of total gross profit for the three months ended March 31, 2014, declined compared to the same period in 2013.

Personnel

	Three Months Ended March 31, (in thousands)
	2014	2013	Change
Personnel	$194,531	$134,218	44.9%
% of Total Gross Profit	13.8%	13.3%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, payroll taxes, bonuses and employee health benefits. For the three months ended March 31, 2014, personnel expenses increased over the same period in 2013, due primarily to increased headcount to support the growth of our businesses and the impact of the inclusion of KAYAK in our consolidated results since its acquisition on May 21, 2013. Stock-based compensation expense was approximately $38.8 million for the three months ended March 31, 2014 compared to $21.7 million for the three months ended March 31, 2013. Stock-based compensation expense included $4.1 million for KAYAK unvested assumed employee stock options and payroll taxes of $0.5 million for KAYAK stock option exercises recorded during the three months ended March 31, 2014.

General and Administrative

	Three Months Ended March 31, (in thousands)
	2014	2013	Change
General and Administrative	$72,981	$50,161	45.5%
% of Total Gross Profit	5.2%	5.0%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) personnel related expenses such as recruiting, training and travel expenses; and (3) fees for outside professionals, including litigation expenses. General and administrative expenses increased during the three months ended March 31, 2014 over the same period in 2013, primarily due to higher travel, training and recruiting expenses related to increased headcount in all our businesses, higher occupancy and office expenses related to the expansion of our international businesses, and the impact of the inclusion of KAYAK in our consolidated results since its acquisition on May 21, 2013. General and administrative expenses for three months ended March 31, 2013 included approximately $2 million of professional fees related to the acquisition of KAYAK.

Information Technology

	Three Months Ended March 31, (in thousands)
	2014	2013	Change
Information Technology	$23,224	$13,222	75.6%
% of Total Gross Profit	1.7%	1.3%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) data communications and other expenses associated with operating our services; (3) outsourced data center costs; and (4) payments to outside consultants. For the three months ended March 31, 2014, the increase in information technology expenses compared to the same period in 2013 was due primarily to growth in our worldwide operations and the impact of the inclusion of KAYAK in our consolidated results since its acquisition on May 21, 2013.

Depreciation and Amortization

	Three Months Ended March 31, (in thousands)
	2014	2013	Change
Depreciation and Amortization	$38,376	$19,080	101.1%
% of Total Gross Profit	2.7%	1.9%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation on computer equipment; (3) depreciation of internally developed and purchased software; and (4) depreciation of leasehold improvements, office equipment and furniture and fixtures. For the three months ended March 31, 2014, depreciation and amortization expense increased from the same period in 2013 due primarily to intangible amortization from the KAYAK acquisition for $13.6 million and increased depreciation expense due to capital expenditures for additional data center capacity and office build outs to support growth and geographic expansion, principally related to our Booking.com brand.

Other Income (Expense)

	Three Months Ended March 31, (in thousands)
	2014	2013	Change
Interest Income	$1,041	$874	19.1%
Interest Expense	(17,745)	(17,329)	2.4%
Foreign Currency Transactions and Other	(5,969)	(2,942)	102.9%
Total	$(22,673)	$(19,397)	16.9%

For the three months ended March 31, 2014, interest income on cash and marketable securities increased over the same period in 2013, primarily due to an increase in the average invested balance partially offset by lower yields. Interest expense increased for the three months ended March 31, 2014 as compared to the same period in 2013, primarily due to an increase in the average outstanding debt resulting from the May 2013 issuance of $1.0 billion aggregate principal amount of convertible senior notes, mostly offset by early conversions of the 1.25% convertible senior notes due March 2015.

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operating results into U.S. Dollars upon consolidation resulted in foreign exchange losses of $0.3 million for the three months ended March 31, 2014 compared to foreign exchange gains of $0.4 million for the three months ended March 31, 2013, and are recorded in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations.

Foreign exchange transaction losses, including costs related to foreign exchange transactions, resulted in losses of $2.2 million and $3.3 million for the three months ended March 31, 2014 and 2013, respectively, and are recorded in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations.

During the first quarter of 2014, the Company delivered cash of $58.4 million to repay the aggregate principal amount and issued 142,896 shares of its common stock in satisfaction of the conversion value in excess of the principal amount associated with 1.25% Convertible Senior Notes due March 2015 that were converted prior to maturity. The conversion of our convertible debt prior to maturity resulted in a non-cash loss of $3.4 million for the three months ended March 31, 2014 and is recorded in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations.

Income Taxes

	Three Months Ended March 31, (in thousands)
	2014	2013	Change
Income Tax Expense	$84,835	$46,150	83.8%

Our effective tax rates for the three months ended March 31, 2014 and 2013 were 20.4% and 15.9%, respectively. Our effective tax rate differs from the expected tax provision at the U.S. statutory tax rate of 35%, principally due to lower tax rates outside the United States, partially offset by state income taxes and certain non-deductible expenses. Our effective tax rate was higher for the three months ended March 31, 2014, compared to the same period in 2013, due to the acquisition of KAYAK on May 21, 2013 (which is principally taxed at the higher U.S. tax rates) and the tax impact associated with an accrual recorded in the three months ended March 31, 2013 of approximately $20.5 million (including estimated interest and penalties) for travel transaction taxes, principally related to unfavorable rulings in the State of Hawaii and the District of Columbia.

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

Redeemable Noncontrolling Interests

	Three Months Ended March 31, (in thousands)
	2014	2013	Change
Net income attributable to noncontrolling interests	$—	$21	(100.0)%

We purchased the remaining outstanding shares underlying the redeemable noncontrolling interests in April 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had $6.7 billion in cash, cash equivalents and short-term investments. Approximately $4.9 billion of our cash, cash equivalents and short-term investments is held by our international subsidiaries and is denominated primarily in Euros and, to a lesser extent, in British Pounds Sterling and other currencies. We currently intend to permanently reinvest these funds in our international operations. If we repatriate cash to the United States, we would utilize our net operating loss carryforwards and beyond that amount incur additional tax payments in the United States. Cash equivalents and short-term investments are primarily comprised of foreign and U.S. government securities and bank deposits.

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

The revolving credit facility provides for the issuance of up to $100.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of March 31, 2014, there were no borrowings under the facility, and approximately $2.2 million of letters of credit were issued under the facility.

As of March 31, 2014, we had a remaining aggregate amount of $654.5 million authorized by our Board of Directors to purchase our common stock. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital, and other factors.

Our merchant transactions are structured such that we collect cash up front from our customers and then we pay most of our suppliers at a subsequent date. We therefore tend to experience significant swings in deferred merchant bookings and supplier payables seasonally depending on the absolute level of our merchant transactions during the last few weeks of every quarter.

    For the three months ended March 31, 2014, we paid $58.4 million to satisfy the aggregate principal amount due and issued 142,896 shares of our common stock in satisfaction of the conversion value in excess of the principal amount for debt converted prior to maturity. As of May 1, 2014, the Company had received early conversion notices that will be settled in the second quarter of 2014 for an aggregate principal amount of approximately $59 million and will issue shares of its common stock to satisfy the conversion value in excess of the principal amount associated with the 1.25% Convertible Senior Notes due March 2015.
Net cash provided by operating activities for the three months ended March 31, 2014, was $177.0 million, resulting from net income of $331.2 million and a favorable impact of $107.4 million for non-cash items not affecting cash flows, partially offset by net unfavorable changes in working capital and other assets and liabilities of $261.7 million. For the three months ended March 31, 2014, prepaid expenses and other current assets increased by $317.8 million, principally related to a $346.4 million prepayment of income taxes for 2014 by Booking.com to earn a prepayment discount. For the three months ended March 31, 2014, accounts receivable increased $94.2 million, primarily due to increases in business volumes. For the three months ended March 31, 2014, accounts payable, accrued expenses and other current liabilities increased by $147.6 million primarily related to increases in business volumes combined with an accrual of approximately $41 million for withholding taxes paid in April 2014 for stock-based awards that vested in the first quarter of 2014, partially offset by a reduction in compensation payable as a result of 2013 bonuses being paid in the first quarter of 2014. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount of our convertible notes, and deferred income taxes.

Net cash provided by operating activities for the three months ended March 31, 2013, was $183.1 million, resulting from net income of $244.3 million and a favorable impact of $50.4 million for non-cash items not affecting cash flows, partially offset by net unfavorable changes in working capital and other assets and liabilities of $111.6 million. For the three months ended March 31, 2013, prepaid expenses and other current assets increased by $208.0 million, principally related to a $224.0 million prepayment of income taxes for 2013 by Booking.com to earn a prepayment discount. For the three months ended March 31, 2013, accounts receivable increased $115.2 million, primarily due to increases in business volumes. For the three months ended March 31, 2013, accounts payable, accrued expenses and other current liabilities increased by $188.1 million, primarily related to increases in business volumes combined with an accrual of approximately $35 million for withholding taxes paid in April 2013 for stock-based awards that vested in the first quarter of 2013, partially offset by a reduction in compensation payable as a result of 2012 bonuses being paid in the first quarter of 2013. For the three months ended March 31, 2013, changes in other assets and liabilities resulted in a favorable impact of $23.4 million due to an accrual of approximately $20.5 million for travel transaction taxes (including estimated interest and penalties), principally related to unfavorable rulings in the State of Hawaii and the District of Columbia. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount of our convertible notes, and deferred income taxes.

Net cash used in investing activities was $40.9 million for the three months ended March 31, 2014. Investing activities for the three months ended March 31, 2014 were affected by net payments of $43.4 million for the settlement of foreign currency contracts and a change in restricted cash of $5.1 million, mainly offset by net sales of investments of $40.0 million. Net cash used in investing activities was $16.0 million for the three months ended March 31, 2013. Investing activities for the three months ended March 31, 2013 were mainly affected by net payments of $17.5 million for the settlement of foreign currency contracts offset by net sales of investments of $17.3 million.  Cash invested in purchase of property and equipment was $29.7 million and $15.0 million in the three months ended March 31, 2014 and 2013, respectively.

Net cash used in financing activities was $141.9 million for the three months ended March 31, 2014. The cash used by financing activities for the three months ended March 31, 2014 primarily consisted of treasury stock purchases of $96.7 million and payments of $58.4 million related to the conversion of senior notes, partially offset by proceeds from the exercise of employee stock options of $7.7 million and excess tax benefits from stock-based compensation of $5.5 million. Net cash used in financing activities was $71.0 million for the three months ended March 31, 2013. The cash used in financing activities for the three months ended March 31, 2013 was primarily related to treasury stock purchases of $76.4 million, partially offset by $4.4 million of excess tax benefits from stock-based compensation and $1.0 million of proceeds from the exercise of employee stock options.

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

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, we have established an accrual for the potential resolution of issues related to travel transaction taxes in the amount of approximately $54 million at March 31, 2014 and approximately $55 million at December 31, 2013 (which includes, among other things, amounts related to the litigation in the State of Hawaii, District of Columbia, San Antonio and Chicago). The accrual is based on our estimate of the probable cost of resolving these issues. Our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made. We believe that even if we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash, it would not have a material impact on our liquidity.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Expressions of future goals and expectations and similar expressions, including "may," "will," "should," "could," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," or "continue," reflecting something other than historical fact are intended to identify forward-looking statements.  Our actual results could differ materially from those described in the forward-looking statements for various reasons including the risks we face which are more fully described in Part II Item 1A, Risk Factors.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  However, readers should carefully review the reports and documents we file or furnish from time to time with the Securities and Exchange Commission, particularly our Annual Report on Form 10-K for the year ended December 31, 2013, and our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

We did not experience any material changes in interest rate exposures during the three months ended March 31, 2014. Based upon economic conditions and leading market indicators at March 31, 2014, we do not foresee a significant adverse change in interest rates in the near future.

Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available for sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis points (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of March 31, 2014 of approximately $16.2 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of March 31, 2014, the outstanding aggregate principal amount of our debt was $2.1 billion. We estimate that the market value of such debt was approximately $3.0 billion as of March 31, 2014. A substantial portion of the market value of our debt in excess of the outstanding principal amount is related to the conversion premium on our outstanding convertible bonds.

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

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. These derivative contracts principally address foreign exchange fluctuation risk for the Euro and the British Pound Sterling versus the U.S. Dollar. As of March 31, 2014 and December 31, 2013, there were no such outstanding derivative contracts. Foreign exchange losses of $0.3 million for the three months ended March 31, 2014 compared to foreign exchange gains of $0.4 million for the three months ended March 31, 2013 were recorded in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations.

As of March 31, 2014 and December 31, 2013, we had outstanding forward currency contracts with a notional value of 3 billion Euros as of both dates, that are designated as hedges of our net investment in a foreign subsidiary for accounting purposes. These contracts are all short-term in nature. Mark-to-market adjustments on these net investment hedges are recorded as currency translation adjustments. The fair value of these derivatives at March 31, 2014 was a net liability of $75.5 million, with $78.4 million recorded in "Accrued expenses and other current liabilities" and $2.9 million recorded in "Prepaid expenses and other current assets" on the Unaudited Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2013 was a net liability of $121.3 million, with $121.5 million recorded in "Accrued expenses and other current liabilities" and $0.2 million recorded in "Prepaid expenses and other current assets" on the Unaudited Consolidated Balance Sheet. A hypothetical 10% strengthening of the foreign exchange rates relative to the U.S. Dollar, with all other variables held constant, would have resulted in a derivative liability of approximately $489 million as of March 31, 2014. See Note 5 to the Unaudited Consolidated Financial Statements for further detail on our derivative instruments.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of material legal proceedings to which we are a party, and updates thereto, is contained in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2014, and is incorporated into this Item 1 by reference thereto.

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

Our financial prospects are significantly dependent upon the sale of travel services, particularly leisure travel. Travel, including accommodation (including hotels, bed and breakfasts, hostels, apartments, vacation rentals (including “aparthotels,” which are apartments with a front desk and cleaning service) and other properties), rental car and airline ticket reservations, is dependent on discretionary spending levels. As a result, sales of travel services tend to decline during general economic downturns and recessions when consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns or effects that reduce their ability or willingness to travel. Accordingly, the recent worldwide recession led to a weakening in the fundamental demand for our travel reservation services and an increase in the number of consumers who canceled existing travel reservations with us. Also during the recession, the accommodation industry experienced a significant decrease in occupancy rates and average daily rates ("ADRs"). While lower occupancy rates have historically resulted in accommodation providers increasing their distribution of accommodation reservations through third-party intermediaries such as us, our remuneration for accommodation reservation transactions changes proportionately with price, and therefore, lower ADRs generally have a negative effect on our accommodation reservation business and a negative effect on our gross profit. Further, during periods of higher occupancy rates, accommodation providers may decrease their distribution of accommodation reservations through third-party intermediaries such as us, in particular through our discount services such as Name Your Own Price® and Express Deals®.
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
Certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding accommodations available for reservation on our websites, including hotels, bed and breakfasts, hostels and vacation rentals. Vacation rentals generally consist of, among others, properties categorized as single-unit and multi-unit villas, holiday homes, apartments, “aparthotels” (which are apartments with a front desk and cleaning service) and chalets and are generally self-catered (i.e., include a kitchen), directly bookable properties. Many of the newer accommodations we add to our travel reservation services, especially in highly penetrated markets, may have fewer rooms, lower ADRs or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts), and therefore may also negatively impact our margins. For example, because a vacation rental is either a single unit or a small collection of independent units, vacation rental properties represent more limited booking opportunities than non-vacation rental properties, which generally have more units to rent per property. Our non-hotel accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors. If we increase our non-hotel accommodation business, these different market characteristics could negatively impact our profit margins; and, if these properties represent an increasing percentage of the properties added to our websites, our gross bookings growth rate and property growth rate will likely diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of non-hotel accommodations increases, the number of reservations per property will likely decrease.
We believe that the increase in the number of accommodation providers that participate on our websites, and the corresponding access to accommodation room nights, has been a key driver of the growth of our accommodation reservation business. The growth in our accommodation bookings typically makes us an attractive source of consumer demand for our accommodation providers. However, accommodation providers may wish to limit the amount of business that flows through a single distribution channel. As a result, we may experience constraints on the number of accommodation room nights available to us, which could negatively impact our growth rate and results of operations.
The number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 10,200 as of March 31, 2014, which growth is mostly comprised of hires by our international operations, including as a result of our international acquisitions. As a result of such rapid expansion, the average tenure of our employees has become shorter.

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
We compete with both online and traditional travel reservation services. The market for the travel reservation services we offer is intensely competitive, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple and Facebook, have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market through its acquisition of ITA Software, Inc., a major flight information software company, in 2011, its hotel meta-search service known as "Hotel Finder" (discussed below) and its recent license of hotel-booking software from Room 77.
We currently, or potentially may, compete with a variety of companies, including:

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

•	search, social networking and group buying companies, such as Google, Yahoo! (including Yahoo! Travel), Facebook, Groupon and Living Social;

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

TripAdvisor, a leading travel research and review website, Google, the world's largest search engine, and other large, established companies with substantial resources and expertise in developing online commerce and facilitating Internet traffic have launched meta-search services and may create additional inroads into online travel, both in the United States and internationally. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., accommodations, rental car companies or airlines), OTA and other travel websites and, in many instances, compete directly with us for consumers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTAs or other travel websites, which could lead to travel service providers or others gaining a larger share of search traffic. TripAdvisor has begun supporting its meta-search service with offline advertising, and trivago, a leading meta-search service in Europe, recently expanded its offline advertising campaign into the United States. Google offers "Hotel Finder", a meta-search service that Google has at times placed at or near the top of hotel-related search results. As a result of our recent acquisition of KAYAK, a meta-search service, we now compete more directly with other meta-search services. As a meta-search service, KAYAK depends on access to information related to travel service pricing, schedules, availability and other related information from OTAs and travel service providers. To the extent OTAs or travel service providers no longer provide such information to KAYAK, whether due to its affiliation with us or otherwise, KAYAK's business and results of operations could be harmed and the value of our investment in KAYAK could be adversely affected.

As consumers attempt to be more efficient in their shopping behavior, they may favor travel services offered by meta-search sites or search companies over OTAs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites and increase our advertising and other customer acquisition costs. To the extent any such consumer behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in profits from our KAYAK meta-search business to offset any related decrease in profits experienced by our OTA brands. Further, meta-search services may evolve into more traditional OTAs by offering consumers the ability to make travel reservations directly through their websites. For example, TripAdvisor facilitates hotel reservations on its transaction websites Tingo and Jetsetter and intends to allow consumers to make a reservation while staying on TripAdvisor. Meta-search providers may also offer direct booking services with travel service providers, which may lead to more consumers booking directly with a travel service provider rather than an OTA. To the extent consumers book travel services through a meta-search website or directly with a travel service provider after visiting a meta-search website or meta-search utility on a traditional search engine without using an OTA like us, or if meta-search services limit our participation within their search results, our business and results of operations could be adversely affected.

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

There has been a proliferation of new channels through which accommodations can offer reservations. For example, some accommodations offer reservations through "daily deal" websites such as Groupon and Living Social, which sell coupons to customers at a substantial discount. In 2011, Expedia, one of our largest competitors, entered into a partnership with Groupon to sell accommodation reservations to Groupon customers under the "Groupon Getaways" brand name. New entrants, such as HotelTonight, BackBid, GuestMob, Tingo and Hipmunk, have developed new and differentiated offerings that endeavor to provide savings on accommodation reservations to consumers and that compete directly with us. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its website. If any of these new services are successful, we may experience less demand for our services and are likely to face more competition for access to the limited supply of discounted accommodation room rates.

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

Competition in U.S. online travel remains intense and online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantages. In particular, the competition to provide "opaque" accommodation reservation services to consumers, an area in which our priceline.com U.S. business has been a leader, has become more intense. For example, Expedia makes opaque accommodation reservations available through its Hotwire brand and on its principal website under the name "Expedia Unpublished Rates" and, we believe, has supported this initiative with steeper discounts through lower margins. As with our opaque Name Your Own Price® and Express Deals® accommodation reservation services, the name of the accommodation is not disclosed until after booking the reservation. We believe these offerings, in particular "Expedia Unpublished Rates," have adversely impacted the market share and year-over-year growth rate of our Name Your Own Price® opaque accommodation service, which began to experience a decline in room night reservations in the third quarter of 2011. These and other competitors could also launch opaque rental car services, which could negatively impact our opaque Name Your Own Price® rental car service. If Expedia or others are successful in growing their opaque accommodation reservation services, we may have less consumer demand for our opaque accommodation reservation services over time, and we would face more competition for access to the limited supply of discounted accommodation room rates. In an effort to compete more effectively against these new offerings, in 2012 we launched Express Deals®, a semi-opaque price-disclosed accommodation reservation service. While Express Deals® has been a significant contributor to the improved performance of our opaque accommodation reservation service, the offering may not ultimately be successful at recovering or growing U.S. accommodation reservation service market share. As a result of this increased competition, our share of the discount accommodation reservation market in the United States could further decrease, which would harm our business and results of operations.

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
Our advertising efficiency is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates and our ability to convert paid traffic to booking customers and then having customers return directly to our websites or mobile apps for future bookings. We use third party websites, including online search engines (primarily Google), meta-search and travel research services, and affiliate marketing as primary means of generating traffic to our websites. Our online advertising expense has increased significantly in recent years, a trend we expect to continue. In addition, our online advertising has grown faster than our gross profit due to (1) lower ROIs from our online advertising, (2) brand mix within The Priceline Group and (3) channel mix within certain of our brands. Our online advertising ROIs were down year-over-year for the three months ended March 31, 2014. Furthermore, our international brands are generally growing faster than our U.S. brands, and typically spend a higher percentage of gross profit on online advertising. Finally, certain of our brands are obtaining an increasing share of traffic through paid online advertising channels. Any reduction in our advertising efficiency could have an adverse effect on our business and results of operations, whether through reduced gross profit or gross profit growth or through advertising expenses increasing faster than gross profit and thereby reducing margins and earnings growth.
Our business could be negatively affected by changes in Internet search engine algorithms and dynamics or traffic-generating arrangements.
We use Google to generate a significant portion of the traffic to our websites, and, to a lesser extent, we use other search engines and meta-search websites to generate traffic to our websites, principally through pay-per-click advertising campaigns. The pricing and operating dynamics on these search engines can experience rapid change commercially, technically and competitively. For example, Google frequently updates and changes the logic which determines the placement and display of results of a consumer's search, such that the placement of links to our websites can be negatively affected and our costs to improve or maintain our placement in search results can increase. Google's "Hotel Finder," a utility that allows consumers to search and compare hotel accommodations, has at times placed at or near the top of hotel-related search results. If Google changes how it presents travel search results or the manner in which it conducts the auction for placement among search results, in either case in a manner that is competitively disadvantageous to us, whether to support its own travel related services or otherwise, our ability to efficiently generate traffic to our websites could be harmed, which in turn would have an adverse effect on our business, market share and results of operations.
In addition, we purchase website traffic from a number of other sources, including some operated by our competitors, in the form of pay-per-click arrangements that can be terminated with little or no notice. If one or more of such arrangements is terminated, our business, market share and results of operations could be adversely affected. Lastly, we rely on various third party distribution channels (i.e., marketing affiliates) to distribute hotel room and rental car reservations. Should one or more of such third parties cease distribution of reservations made through us, or suffer deterioration in its search engine ranking, due to changes in search engine algorithms or otherwise, our business and results of operations could be negatively affected.
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
We will be subject to increased income taxes in the event that our cash balances held outside the United States are remitted to the United States. As of March 31, 2014, we held approximately $4.9 billion of cash, cash equivalents and short-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our non-U.S. operations. If our cash balances outside the United States continue to grow and our ability to reinvest those balances outside the United States diminishes, it will become increasingly likely that we will repatriate some of these cash balances to the United States. In such event, we would likely be subject to additional income tax expense in the United States with respect to our unremitted non-U.S. earnings. We would not make additional income tax payments unless we were to actually repatriate our international cash balances to the United States. We would only pay federal alternative minimum tax and certain state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. Additionally, if we were to repatriate cash held outside the United States to the United States, it would use a portion of our U.S. net operating loss carryforwards which could result in us being subject to a cash income tax liability on the earnings of our U.S. business sooner than would otherwise have been the case.
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
Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings. For example, in September 2012, the Superior Court in the District of Columbia granted a summary judgment in favor of the city and against online travel companies. Similarly, in January 2013, the Tax Appeal Court for the State of Hawaii held that online travel companies, including us, are liable for the State's general excise tax on the full amount the online travel company collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel. We recorded an accrual for travel transaction taxes (including estimated interest and penalties) of approximately $16.5 million in December 2012 and approximately $18.7 million in the three months ended March 31, 2013, primarily related to this ruling. During the three months ended March 31, 2014, the Company paid approximately $0.6 million under protest to the State of Hawaii related to this ruling. The Company has filed an appeal with the Tax Appeal Court and intends to vigorously appeal this ruling. These decisions and any similar decisions in other jurisdictions could have a material adverse effect on our business, margins and results of operations. An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries. In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs. There have been, and will continue to be, substantial ongoing costs, which may include "pay first" payments, associated with defending our position in pending and any future cases or proceedings. An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on our business and results of operations and could be material to our results of operations or cash flows in any given fiscal period.
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
We rely on providers of accommodations, rental cars and airline tickets to make their services available to consumers through us. Our arrangements with travel service providers generally do not require them to make available any specific quantity of accommodation reservations, rental cars or airline tickets, or to make accommodation reservations, rental cars or airline tickets available in any geographic area, for any particular route or at any particular price. During the course of our business, we are in continuous dialog with our major travel service providers about the nature and extent of their participation in our services. A significant reduction on the part of any of our major travel service providers or providers that are particularly popular with consumers in their participation in our services for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, market share and results of operations. To the extent any of those major or popular travel service providers ceased to participate in our services in favor of one of our competitors' systems or decided to require consumers to purchase services directly from them, our business, market share and results of operations could be harmed. Further, as consolidation among travel service providers increases, the potential adverse effect of a decision by any particular significant travel service provider (such as a large hotel chain, airline or rental car company) to withdraw from or reduce its participation in our services increases.
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
The competition authorities of many governments have begun investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. Certain national competition authorities, including those in France, Germany, Austria, Hungary, Sweden and Switzerland, have opened investigations that focus on Booking.com's rate parity clause in its contracts with accommodation providers in those jurisdictions. All of these investigations are at a preliminary stage.  We are currently unable to predict the outcome of these investigations or how our business may be affected.  Possible outcomes include requiring Booking.com to remove its rate parity clause from its contracts with accommodation providers in those jurisdictions. We note that the German competition authority has required Hotel Reservation Service to remove its rate parity clause from its contracts with hotels, though this decision is currently subject to appeal. To the extent that regulatory authorities require changes to our business practices or to those currently common to the industry, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding any such investigations could adversely affect our brand and therefore our market share and results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended March 31, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 –	—		—	—	$382	(1)
January 31, 2014	—		—	—	$654,533,249	(2)
	387	(3)	$1,171.34	N/A	N/A	(3)

February 1, 2014 –	—		—	—	$382	(1)
February 28, 2014	—		—	—	$654,533,249	(2)
	38	(3)	$1,283.00	N/A	N/A	(3)

March 1, 2014 –	—		—	—	$382	(1)
March 31, 2014	—		—	—	$654,533,249	(2)
	71,852	(3)	$1,338.27	N/A	N/A	(3)
Total	72,277		$1,337.35	—	$654,533,631
 _____________________________

(1)	Pursuant to a stock repurchase program announced on March 4, 2010, whereby the Company was authorized to repurchase up to $500,000,000 of its common stock.

(2)	Pursuant to a stock repurchase program announced on May 29, 2013, whereby the Company was authorized to repurchase up to $1,000,000,000 of its common stock.

(3)
Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Sales of Unregistered Securities

Between January 1, 2014 and March 31, 2014, we issued 142,896 shares of our common stock in connection with the conversion of $58,439,000 principal amount of our 1.25% Convertible Senior Notes due 2015. The conversions were effected in accordance with the indenture, which provides that the principal amount of converted notes be paid in cash and the conversion premium be paid in cash and/or shares of common stock at our election. In each case, we chose to pay the conversion premium in shares of common stock (fractional shares are paid in cash). The issuances of the shares were not registered under the Securities Act of 1933, as amended (the "Act") pursuant to Section 3(a)(9) of the Act.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Amended and Restated Certificate of Incorporation.
3.2(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 13, 2003.
3.3(c)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 3, 2009.
3.4(d)	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware, effective on April 1, 2014.
3.2(d)	Amended and Restated By-Laws, dated April 1, 2014.
10.1(e)	2014 Form of Performance Share Unit Agreement under the Company's 1999 Omnibus Plan.
31.1	Certification of Darren R. Huston, the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Darren R. Huston, the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-69657) filed on February 16, 1999.

(b)	Previously filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-109929) filed on October 23, 2003.

(c)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 5, 2009.

(d)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 1, 2014 and incorporated herein by reference.

(e)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 7, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRICELINE GROUP INC.
(Registrant)

Date:	May 8, 2014	By:	/s/ Daniel J. Finnegan
Name: Daniel J. Finnegan Title: Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

3.1(a)	Amended and Restated Certificate of Incorporation.
3.2(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 13, 2003.
3.3(c)	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 3, 2009.
3.4(d)	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware, effective on April 1, 2014.
3.5(d)	Amended and Restated By-Laws, dated April 1, 2014.
10.1(e)	2014 Form of Performance Share Unit Agreement under the Company's 1999 Omnibus Plan.
31.1	Certification of Darren R. Huston, the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Darren R. Huston, the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-69657) filed on February 16, 1999.

(b)	Previously filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-109929) filed on October 23, 2003.

(c)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 5, 2009.

(d)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 1, 2014 and incorporated herein by reference.

(e)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 7, 2014 and incorporated herein by reference.