Form 10-Q
period 2014-06-30
Priceline Group Inc.
filed 2014-08-11
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

Number of shares of Common Stock outstanding at August 1, 2014:

Common Stock, par value $0.008 per share	52,447,706
(Class)	(Number of Shares)

The Priceline Group Inc.
Form 10-Q

For the Three Months Ended June 30, 2014

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

The Priceline Group Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,503,899	$1,289,994
Restricted cash	15,630	10,476
Short-term investments	3,660,807	5,462,720
Accounts receivable, net of allowance for doubtful accounts of $14,592 and $14,116, respectively	841,133	535,962
Prepaid expenses and other current assets	380,284	107,102
Deferred income taxes	107,006	74,687
Total current assets	8,508,759	7,480,941
Property and equipment, net	168,681	135,053
Intangible assets, net	976,946	1,019,985
Goodwill	1,905,551	1,767,912
Deferred income taxes	6,720	7,055
Other assets	33,666	33,514
Total assets	$11,600,323	$10,444,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$340,903	$247,345
Accrued expenses and other current liabilities	555,716	545,342
Deferred merchant bookings	569,310	437,127
Convertible debt (see Note 8)	41,316	151,931
Total current liabilities	1,507,245	1,381,745
Deferred income taxes	396,489	326,425
Other long-term liabilities	106,858	75,981
Convertible debt (see Note 8)	1,764,364	1,742,047
Total liabilities	3,774,956	3,526,198

Convertible debt (see Note 8)	1,335	8,533

Stockholders' equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 61,770,386 and 61,265,160 shares issued, respectively	480	476
Treasury stock, 9,329,553 and 9,256,721 shares, respectively	(2,084,533)	(1,987,207)
Additional paid-in capital	4,703,329	4,592,979
Accumulated earnings	5,126,421	4,218,752
Accumulated other comprehensive income	78,335	84,729
Total stockholders' equity	7,824,032	6,909,729
Total liabilities and stockholders' equity	$11,600,323	$10,444,460

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Agency revenues	$1,474,396	$1,064,640	$2,515,540	$1,834,568
Merchant revenues	567,253	580,224	1,094,251	1,108,788
Advertising and other revenues	81,926	35,374	155,586	38,894
Total revenues	2,123,575	1,680,238	3,765,377	2,982,250
Cost of revenues	240,579	296,383	475,910	588,730
Gross profit	1,882,996	1,383,855	3,289,467	2,393,520
Operating expenses:
Advertising — Online	639,655	463,135	1,160,503	866,288
Advertising — Offline	58,026	32,130	111,500	59,859
Sales and marketing	75,053	59,855	139,364	112,118
Personnel, including stock-based compensation of $35,168, $34,736, $73,971 and $56,445, respectively	221,852	165,997	416,383	300,215
General and administrative	91,067	64,921	164,048	115,082
Information technology	24,042	16,959	47,266	30,181
Depreciation and amortization	40,287	26,027	78,663	45,107
Total operating expenses	1,149,982	829,024	2,117,727	1,528,850
Operating income	733,014	554,831	1,171,740	864,670
Other income (expense):
Interest income	1,634	1,141	2,675	2,015
Interest expense	(17,106)	(19,633)	(34,851)	(36,962)
Foreign currency transactions and other	(1,777)	(782)	(7,746)	(3,724)
Total other income (expense)	(17,249)	(19,274)	(39,922)	(38,671)
Earnings before income taxes	715,765	535,557	1,131,818	825,999
Income tax expense	139,314	98,117	224,149	144,267
Net income	576,451	437,440	907,669	681,732
Less: net income attributable to noncontrolling interests	—	114	—	135
Net income applicable to common stockholders	$576,451	$437,326	$907,669	$681,597
Net income applicable to common stockholders per basic common share	$11.00	$8.62	$17.36	$13.54
Weighted average number of basic common shares outstanding	52,397	50,760	52,275	50,348
Net income applicable to common stockholders per diluted common share	$10.89	$8.39	$17.12	$13.18
Weighted average number of diluted common shares outstanding	52,955	52,111	53,004	51,732

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$576,451	$437,440	$907,669	$681,732
Other comprehensive income, net of tax
Foreign currency translation adjustments (1)	(14,499)	14,787	(6,585)	(61,819)
Unrealized gain (loss) on marketable securities (2)	83	(540)	191	(501)
Comprehensive income	562,035	451,687	901,275	619,412
Less: Comprehensive income (loss) attributable to noncontrolling interests (See Note 11)	—	1,883	—	(10,279)
Comprehensive income attributable to common stockholders	$562,035	$449,804	$901,275	$629,691

(1) Net of tax of $14,208 and $15,345 for the three and six months ended June 30, 2014, respectively, and net of tax benefit of $12,613 and tax of $14,284 for the three and six months ended 2013, respectively, associated with hedges of foreign denominated net assets. See Note 12.

(2) Net of tax of $5 and $54 for the three and six months ended June 30, 2014, respectively, and net of tax benefit of $258 and $251 for the three and six months ended 2013, respectively.

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2013	61,265	$476	(9,257)	$(1,987,207)	$4,592,979	$4,218,752	$84,729	$6,909,729
Net income applicable to common stockholders	—	—	—	—	—	907,669	—	907,669
Foreign currency translation adjustments, net of tax of $15,345	—	—	—	—	—	—	(6,585)	(6,585)
Unrealized gain on marketable securities, net of tax of $54	—	—	—	—	—	—	191	191
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	7,198	—	—	7,198
Exercise of stock options and vesting of restricted stock units and performance share units	216	2	—	—	9,684	—	—	9,686
Repurchase of common stock	—	—	(72)	(97,326)	—	—	—	(97,326)
Stock-based compensation and other stock-based payments	—	—	—	—	75,151	—	—	75,151
Conversion of debt	289	2	—	—	511	—	—	513
Vested stock options assumed in an acquisition	—	—	—	—	5,584	—	—	5,584
Excess tax benefit on stock-based compensation	—	—	—	—	12,222	—	—	12,222
Balance, June 30, 2014	61,770	$480	(9,329)	$(2,084,533)	$4,703,329	$5,126,421	$78,335	$7,824,032

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$907,669	$681,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,889	21,068
Amortization	45,774	24,039
Provision for uncollectible accounts, net	8,122	8,181
Deferred income taxes	26,070	(3,312)
Stock-based compensation expense and other stock-based payments	75,151	56,804
Amortization of debt issuance costs	2,585	2,879
Amortization of debt discount	24,259	24,232
Loss on early extinguishment of debt	6,129	—
Changes in assets and liabilities:
Accounts receivable	(312,959)	(242,983)
Prepaid expenses and other current assets	(263,963)	(133,058)
Accounts payable, accrued expenses and other current liabilities	312,925	328,010
Other	2,334	8,907
Net cash provided by operating activities	866,985	776,499

INVESTING ACTIVITIES:
Purchase of investments	(4,305,033)	(4,226,562)
Proceeds from sale of investments	6,078,411	3,652,653
Additions to property and equipment	(61,986)	(36,481)
Acquisitions and other equity investments, net of cash acquired	(101,050)	(330,844)
Proceeds from settlement of foreign currency contracts	9,029	—
Payments on foreign currency contracts	(78,866)	(44,187)
Change in restricted cash	(5,194)	(546)
Net cash provided by (used in) investing activities	1,535,311	(985,967)

FINANCING ACTIVITIES:
Proceeds from the issuance of convertible debt	—	980,000
Payment of debt issuance costs	—	(29)
Payments related to conversion of senior notes	(117,830)	—
Repurchase of common stock	(97,326)	(423,285)
Payments to purchase subsidiary shares from noncontrolling interests	—	(192,530)
Payments of stock issuance costs	—	(1,191)
Proceeds from exercise of stock options	9,686	72,810
Excess tax benefit on stock-based compensation	12,222	17,767
Net cash (used in) provided by financing activities	(193,248)	453,542
Effect of exchange rate changes on cash and cash equivalents	4,857	(18,209)
Net increase in cash and cash equivalents	2,213,905	225,865
Cash and cash equivalents, beginning of period	1,289,994	1,536,349
Cash and cash equivalents, end of period	$3,503,899	$1,762,214
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$385,506	$247,037
Cash paid during the period for interest	$8,080	$9,540
Non-cash fair value increase for redeemable noncontrolling interests	$—	$42,522
Non-cash investing activity for contingent consideration	$24,377	$—
Non-cash financing activity for acquisitions	$5,584	$1,545,042
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
In April 2014, the FASB issued an accounting update which amends the definition of a discontinued operation. The new definition limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity's operations and financial results. The new definition includes an acquired business that is classified as held for sale at the date of acquisition. The accounting update requires new disclosures of both discontinued operations and a disposal of an individually significant component of an entity. The accounting update is effective for annual and interim periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued.
In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued a new accounting standard on the recognition of revenue from contracts with customers that is designed to create greater comparability for financial statement users across industries and jurisdictions. The core principle of the standard is that an "entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services". Additionally, the new guidance specifies the accounting for some costs to obtain or fulfill a contract with a customer. The new standard will also require enhanced disclosures. The accounting standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under U.S. GAAP and retrospective application is permitted but not required. The Company is currently evaluating the impact on its consolidated financial statements of adopting this new guidance.

2.                                      STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation expense included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $35.2 million and $34.7 million for the three months ended June 30, 2014 and 2013, respectively, and $74.0 million and $56.4 million for the six months ended June 30, 2014 and 2013, respectively.

The cost of stock-based transactions is recognized in the financial statements based upon fair value. Fair value is recognized as expense on a straight line basis, net of estimated forfeitures, over the employee requisite service period. The fair value of performance share units and restricted stock units is determined based on the number of units granted and the quoted price of the Company's common stock as of the grant date. Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period. The fair value of employee stock options assumed in acquisitions was determined using the Black-Scholes model and the market value of the Company's common stock at the respective acquisition date.

Restricted Stock Units and Performance Share Units

The following table summarizes the activity of restricted stock units and performance share units ("share-based awards") during the six months ended June 30, 2014:

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	534,319	$615.10
Granted	101,003	$1,328.71
Vested	(181,920)	$470.62
Performance Share Units Adjustment	27,384	$795.67
Forfeited	(4,966)	$843.61
Unvested at June 30, 2014	475,820	$829.82

As of June 30, 2014, there was $234.9 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 2.1 years.

During the six months ended June 30, 2014, the Company made broad-based grants of 35,788 restricted stock units that generally vest after three years. These share-based awards had a total grant date fair value of $47.2 million based on a weighted average grant date fair value per share of $1,319.74.

In addition, during the six months ended June 30, 2014, the Company granted 65,215 performance share units to executives and certain other employees.  The performance share units had a total grant date fair value of $87.0 million based upon a weighted average grant date fair value per share of $1,333.63.  The performance share units are payable in shares of the Company's common stock upon vesting. Subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability, recipients of these performance share units must continue their service through the three year requisite service period in order to receive any shares.  Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period, which, for most of these performance share units, ends December 31, 2016, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.  As of June 30, 2014, the estimated number of probable shares to be issued is a total of 65,215 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 130,430 total shares could be issued.  If the minimum performance thresholds are not met, 45,786 shares would be issued at the end of the performance period.

2013 Performance Share Units

During the year ended December 31, 2013, the Company granted 104,865 performance share units with a grant date fair value of $74.4 million, based on a weighted average grant date fair value per share of $709.74. The actual number of shares to be issued will be determined upon completion of the performance period which ends December 31, 2015.

At June 30, 2014, there were 103,104 unvested 2013 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of June 30, 2014, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 196,495 shares. If the maximum thresholds are met at the end of the performance period, a maximum of 225,778 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 40,408 shares would be issued at the end of the performance period.

2012 Performance Share Units

During the year ended December 31, 2012, the Company granted 60,365 performance share units with a grant date fair value of $39.0 million, based on a weighted average grant date fair value per share of $645.86.  The actual number of shares to be issued will be determined upon completion of the performance period which ends December 31, 2014.

At June 30, 2014, there were 57,927 unvested 2012 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date.  As of June 30, 2014, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 98,566 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum of 115,854 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 36,173 shares would be issued at the end of the performance period.

Stock Options - Other than Stock Options Assumed in Acquisitions

The disclosures in this paragraph do not include employee stock options assumed in acquisitions (described below). During the six months ended June 30, 2014, stock options were exercised for 4,700 shares of common stock with a weighted average exercise price per share of $22.47 and an aggregate intrinsic value of $5.8 million.  As of June 30, 2014, the aggregate number of shares subject to stock options outstanding and exercisable was 4,300, with a weighted average exercise price per share of $22.64, a weighted average remaining term of 0.8 years and an aggregate intrinsic value of $5.1 million.

Employee Stock Options Assumed in Acquisitions

The Company assumed vested and unvested employee stock options as part of the acquisitions completed in the second quarters of 2013 and 2014. The following table summarizes the activity of these assumed employee stock options for the six months ended June 30, 2014:

Assumed Employee Stock Options	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Balance, December 31, 2013	128,708	$335.83	$106,386	6.9
Assumed in acquisition	10,520	$122.75
Exercised	(28,933)	$319.40
Forfeited	(172)	$452.47
Balance, June 30, 2014	110,123	$319.61	$97,282	6.7
Vested and exercisable as of June 30, 2014	76,412	$269.43	$71,336	5.9
Vested and exercisable as of June 30, 2014 and expected to vest thereafter, net of estimated forfeitures	108,387	$318.09	$95,913	6.6

The aggregate intrinsic value of employee stock options assumed in acquisitions that were exercised during the six months ended June 30, 2014 was $28.1 million. During the six months ended June 30, 2014, assumed unvested employee stock options vested for 15,363 shares of common stock with an acquisition date fair value of $6.5 million.

For the three and six months ended June 30, 2014, the Company recorded stock-based compensation expense related to these unvested assumed employee stock options of $2.7 million and $6.8 million, respectively, and $11.0 million for the three months ended June 30, 2013. As of June 30, 2014, there was $17.0 million of total future compensation costs related to unvested assumed employee stock options to be recognized over a weighted-average period of 2.5 years.

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

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average number of basic common shares outstanding	52,397	50,760	52,275	50,348
Weighted average dilutive stock options, restricted stock units and performance share units	188	207	271	277
Assumed conversion of Convertible Senior Notes	370	1,144	458	1,107
Weighted average number of diluted common and common equivalent shares outstanding	52,955	52,111	53,004	51,732
Anti-dilutive potential common shares	2,161	3,108	2,077	3,044

Anti-dilutive potential common shares for the six months ended June 30, 2014 include approximately 1.6 million shares that could be issued under the Company's outstanding convertible notes.  Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company's average stock price for the period exceeds the conversion price for the convertible notes.

4.                                      INVESTMENTS

The following table summarizes, by major security type, the Company's short-term investments as of June 30, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
Foreign government securities	$2,291,203	$669	$(365)	$2,291,507
U.S. government securities	1,369,107	234	(41)	1,369,300
Total	$3,660,310	$903	$(406)	$3,660,807

As of June 30, 2014, foreign government securities included investments in debt securities issued by the governments of Germany, the Netherlands, and the United Kingdom.

The following table summarizes, by major security type, the Company's short-term investments as of December 31, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities
Foreign government securities	$4,019,530	$233	$(356)	$4,019,407
U.S. government securities	1,443,083	250	(20)	1,443,313
Total	$5,462,613	$483	$(376)	$5,462,720

There were no realized gains or losses related to investments for the three and six months ended June 30, 2014 and 2013.

On August 6, 2014, the Company used its international cash to invest in a five-year Senior Convertible Note issued by Ctrip.com International Ltd. ("Ctrip"). The Note was issued at par with an aggregate principal amount of $500 million.

5.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of June 30, 2014 are classified in the tables below in the categories described below (in thousands):

	Level 1	Level 2	Level 3	Total
ASSETS:
Short-term investments
Foreign government securities	$—	$2,291,507	$—	$2,291,507
U.S. government securities	—	1,369,300	—	1,369,300
Foreign exchange derivatives	—	6,438	—	6,438
Total assets at fair value	$—	$3,667,245	$—	$3,667,245

	Level 1	Level 2	Level 3	Total
LIABILITIES:
Foreign exchange derivatives	$—	$25,411	$—	$25,411

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

As of June 30, 2014 and December 31, 2013, the carrying value of the Company's cash and cash equivalents approximated their fair value and consisted primarily of foreign and U.S. government securities and bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings are carried at cost which approximates their fair value because of the short-term nature of these items.  See Note 4 for information on the carrying value of investments and Note 8 for the estimated fair value of the Company's Senior Convertible Notes.

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

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  The Company's derivative contracts principally address short-term foreign exchange fluctuations for the Euro and British Pound Sterling versus the U.S. Dollar.  As of June 30, 2014 and December 31, 2013, there were no outstanding derivative contracts associated with foreign currency translation risk.  Foreign exchange gains of $4.6 million and $4.3 million for the three and six months ended June 30, 2014, respectively, compared to foreign exchange gains of $1.8 million and $2.2 million for the three and six months ended June 30, 2013, respectively, were recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in currency exchange rates on its transactional balances denominated in currencies other than the functional currency. Foreign exchange derivatives outstanding as of June 30, 2014 associated with hedging these risks resulted in a net asset of $0.2 million, with $0.4 million recorded in "Prepaid expenses and other current assets" and $0.2 million recorded in "Accrued expenses and other current liabilities" on the Unaudited Consolidated Balance Sheet. Foreign exchange derivatives outstanding as of December 31, 2013 associated with hedging these risks resulted in a net liability of $0.5 million, with $0.6 million recorded in "Accrued expenses and other current liabilities" and $0.1 million recorded in "Prepaid expenses and other current assets" on the Unaudited Consolidated Balance Sheet.  Foreign exchange losses of $4.6 million and $4.0 million for the three and six months ended June 30, 2014, respectively, compared to foreign exchange gains of $3.5 million and $0.3 million for the three and six months ended June 30, 2013, respectively, were recorded related to these derivatives in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments resulted in a net cash outflow of $2.5 million for the six months ended June 30, 2014 compared to a net cash inflow of $1.5 million for the six months ended June 30, 2013, and are reported within "Net cash provided by operating activities" on the Unaudited Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — As of June 30, 2014 and December 31, 2013, the Company had outstanding foreign currency forward contracts with a notional value of 2.0 billion Euros and 3.0 billion Euros, respectively, to hedge a portion of its net investment in a foreign subsidiary.  These contracts are all short-term in nature.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The fair value of these derivatives at June 30, 2014 was a net liability of $19.2 million, with $25.2 million recorded in "Accrued expenses and other current liabilities" and $6.0 million recorded in "Prepaid expenses and other current assets" on the Unaudited Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2013 was a net liability of $121.3 million, with $121.5 million recorded in "Accrued expenses and other current liabilities" and $0.2 million recorded in "Prepaid expenses and other current assets" on the Unaudited Consolidated Balance Sheet.  Net cash outflows of $69.8 million and $44.2 million for the six months ended June 30, 2014 and 2013, respectively, were reported within "Net cash provided by (used in) investing activities" on the Unaudited Consolidated Statements of Cash Flows.

6.                                      INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life
Supply and distribution agreements	$582,875	$(179,841)	$403,034	$581,742	$(160,499)	$421,243	10 - 20 years	16 years

Technology	94,137	(36,602)	57,535	93,322	(29,271)	64,051	1 - 5 years	5 years

Patents	1,623	(1,501)	122	1,623	(1,478)	145	15 years	15 years

Internet domain names	46,562	(15,697)	30,865	45,799	(12,112)	33,687	2 - 20 years	8 years

Trade names	548,925	(63,539)	485,386	548,243	(47,388)	500,855	5 - 20 years	19 years

Other	141	(137)	4	141	(137)	4	3 - 10 years	3 years
Total intangible assets	$1,274,263	$(297,317)	$976,946	$1,270,870	$(250,885)	$1,019,985

Intangible assets with determinable lives are amortized on a straight-line basis.  Intangible asset amortization expense was approximately $23.0 million and $45.8 million for the three and six months ended June 30, 2014, respectively, and $14.8 million and $24.0 million for the three and six months ended June 30, 2013, respectively.

The amortization expense for intangible assets for the remainder of 2014, the annual expense for the next five years, and the expense thereafter is expected to be as follows (in thousands):

2014	$45,826
2015	88,141
2016	84,757
2017	80,608
2018	64,646
2019	55,767
Thereafter	557,201
$976,946

The change in goodwill for the six months ended June 30, 2014 consists of the following (in thousands):

Balance at December 31, 2013	$1,767,912
Acquisitions	130,709
Currency translation adjustments	6,930
Balance at June 30, 2014	$1,905,551

A substantial portion of the intangibles and goodwill relates to the acquisition of the KAYAK business in May 2013.

7.                                      OTHER ASSETS

Other assets at June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Deferred debt issuance costs	$13,880	$16,465
Security deposits	12,483	10,617
Other	7,303	6,432
Total	$33,666	$33,514

Deferred debt issuance costs arose from (i) the $1.0 billion aggregate principal amount of 1.0% Convertible Senior Notes, due March 15, 2018, issued in March 2012; (ii) a $1.0 billion revolving credit facility entered into in October 2011; (iii) the Company's issuance, in March 2010, of the $575.0 million aggregate principal amount of 1.25% Convertible Senior Notes, due March 15, 2015, and (iv) the $1.0 billion aggregate principal amount of 0.35% Convertible Senior Notes, due June 15, 2020, issued in May 2013.  Deferred debt issuance costs are being amortized using the effective interest rate method and the period of amortization was determined at inception of the related debt agreements based upon the stated maturity dates. Unamortized debt issuance costs written off to interest expense in the three and six months ended June 30, 2014 related to early conversion of convertible debt amounted to $0.2 million and $0.5 million, respectively. Security deposits principally relate to the Company's leased office spaces.

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

As of June 30, 2014 and December 31, 2013, there were no borrowings under the facility and there were approximately $2.4 million and $2.2 million of letters of credit issued under the facility, respectively. In connection with the acquisition of OpenTable, Inc. ("OpenTable") on July 24, 2014, the Company borrowed $995.0 million under the revolving credit facility (see Note 14).

Convertible Debt

Convertible debt as of June 30, 2014 consisted of the following (in thousands):

June 30, 2014	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due March 2015	$42,651	$(1,335)	$41,316
1.0% Convertible Senior Notes due March 2018	1,000,000	(85,911)	914,089
0.35% Convertible Senior Notes due June 2020	1,000,000	(149,725)	850,275
Outstanding convertible debt	$2,042,651	$(236,971)	$1,805,680

Convertible debt as of December 31, 2013 consisted of the following (in thousands):

December 31, 2013	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
1.25% Convertible Senior Notes due March 2015	$160,464	$(8,533)	$151,931
1.0% Convertible Senior Notes due March 2018	1,000,000	(96,797)	903,203
0.35% Convertible Senior Notes due June 2020	1,000,000	(161,156)	838,844
Outstanding convertible debt	$2,160,464	$(266,486)	$1,893,978

Based upon the closing price of the Company's common stock for the prescribed measurement period during the three months ended June 30, 2014 and December 31, 2013, the contingent conversion threshold on the 2015 Notes (as defined below) was exceeded.  Therefore, the 2015 Notes were convertible at the option of the holders. Accordingly, the Company reported the carrying value of the 2015 Notes as a current liability as of June 30, 2014 and December 31, 2013. Since these notes are convertible at the option of the holders and the principal amount is required to be paid in cash, the difference between the principal amount and the carrying value is reflected as convertible debt in the mezzanine section on the Company's Unaudited Consolidated Balance Sheets. Therefore, with respect to the 2015 Notes, the Company reclassified $1.3 million and $8.5 million before tax from additional paid-in capital to convertible debt in the mezzanine section on the Company's Unaudited Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, respectively. The determination of whether or not the 2015 Notes are convertible must continue to be performed on a quarterly basis. Consequently, the 2015 Notes may not be convertible in future quarters, and therefore may again be classified as long-term debt, if the contingent conversion threshold is not met in such quarters.

If the note holders exercise their option to convert, the Company delivers cash to repay the principal amount of the notes and delivers shares of common stock or cash, at its option, to satisfy the conversion value in excess of the principal amount.  In cases where holders decide to convert prior to the maturity date, the Company writes off the proportionate amount of remaining debt issuance costs to interest expense. For the six months ended June 30, 2014, the Company paid $117.8 million to satisfy the aggregate principal amount due and issued 289,430 shares of its common stock in satisfaction of the conversion value in excess of the principal amount for debt converted prior to maturity. As of August 4, 2014, the Company had received early conversion notices that were settled in the third quarter of 2014 for an aggregate principal amount of approximately $4 million and issued shares of its common stock to satisfy the conversion value in excess of the principal amount associated with the 1.25% Convertible Senior Notes due March 2015.

The contingent conversion thresholds on the 2018 Notes (as defined below) and the 2020 Notes (as defined below) were not exceeded at June 30, 2014 or December 31, 2013, and therefore these Notes are reported as a non-current liability on the Unaudited Consolidated Balance Sheets.

As of June 30, 2014 and December 31, 2013, the estimated market value of the outstanding convertible senior notes was approximately $2.8 billion and $3.1 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 5). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period.  A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the convertible senior notes.

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

For the three months ended June 30, 2014 and 2013, the Company recognized interest expense of $16.4 million and $18.9 million, respectively, related to convertible notes.  Interest expense related to convertible notes for the three months ended June 30, 2014 and 2013 was comprised of $3.5 million and $4.6 million, respectively, for the contractual coupon interest, $11.8 million and $13.1 million, respectively, related to the amortization of debt discount, and $1.1 million and $1.2 million, respectively, related to the amortization of debt issuance costs.  For the three months ended June 30, 2014 and 2013, included in the amortization of debt discount mentioned above was $0.7 million and $0.2 million, respectively, of original issuance discount related to the 2020 Notes. In addition, the Company incurred interest expense of $0.2 million related to debt conversions in the three months ended June 30, 2014. The remaining period for amortization of debt discount and debt issuance costs is the stated maturity dates for the respective debt. The effective interest rate for the three months ended June 30, 2014 and 2013 was 3.6% and 4.6%, respectively.

For the six months ended June 30, 2014 and 2013, the Company recognized interest expense of $33.4 million and $35.6 million, respectively, related to convertible notes.  Interest expense related to convertible notes for the six months ended June 30, 2014 and 2013 was comprised of $7.0 million and $8.9 million, respectively, for the contractual coupon interest, $24.2 million for each period related to the amortization of debt discount, and $2.2 million and $2.5 million, respectively, related to the amortization of debt issuance costs.  For the six months ended June 30, 2014 and 2013, included in the amortization of debt discount mentioned above was $1.3 million and $0.2 million, respectively, of original issuance discount related to the 2020 Notes. In addition, the Company incurred interest expense of $0.5 million related to debt conversions in the six months ended June 30, 2014. The remaining period for amortization of debt discount and debt issuance costs is the stated maturity dates for the respective debt. The effective interest rate for the six months ended June 30, 2014 and 2013 was 3.6% and 4.6%, respectively.

In addition, if the Company's convertible debt is redeemed or converted prior to maturity, a gain or loss on extinguishment is recognized.  The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value.  To estimate the fair value of the debt at the conversion date, the Company estimated its straight rate borrowing rate, considering its credit rating and straight debt of comparable corporate issuers.  For the three and six months ended June 30, 2014, the Company recognized a non-cash loss of $2.7 million ($1.6 million after tax) and $6.1 million ($3.7 million after tax), respectively, in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations in connection with the conversion of the 2015 Notes.

9.                               TREASURY STOCK

In the second quarter of 2013, the Company's Board of Directors authorized the repurchase of up to $1.0 billion of the Company's common stock, in addition to amounts previously authorized. The Company repurchased 431,910 shares in the second quarter of 2013 for an aggregate cost of $345.5 million in privately negotiated, off-market transactions.

The Board of Directors has given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  The Company repurchased 72,832 shares and 112,544 shares at aggregate costs of $97.3 million and $77.8 million in the six months ended June 30, 2014 and 2013, respectively, to satisfy employee withholding taxes related to stock-based compensation.

As of June 30, 2014, there were approximately 9.3 million shares of the Company's common stock held in treasury.

As of June 30, 2014, the Company had a remaining authorization of $654.5 million to purchase its common stock.  The Company may make additional repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company's complete discretion.

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

The Company recognizes income tax expense related to income generated outside of the United States based upon the applicable tax rates and tax laws of the foreign countries in which the income is generated.  During the three and six months ended June 30, 2014 and 2013, a substantial majority of the Company's foreign-sourced income was generated in the Netherlands.  Income tax expense for the six months ended June 30, 2014 and 2013 differs from the expected tax expense at the U.S. statutory rate of 35%, primarily due to lower foreign tax rates, including the Innovation Box Tax benefit discussed below, partially offset by U.S. state income taxes and certain non-deductible expenses.

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

Certain key members of rentalcars.com's management team retained a noncontrolling ownership interest in rentalcars.com.  In addition, certain key members of the management team of Booking.com purchased a 3% ownership interest in rentalcars.com from PIL in June 2010 (together with rentalcars.com management's investment, the "Redeemable Shares"). Subject to certain exceptions, one-third of the Redeemable Shares were subject to the put and call options in each of 2011, 2012 and 2013.  In April 2013, in connection with the exercise of the March 2013 put and call options, PIL purchased the remaining outstanding shares underlying redeemable noncontrolling interests for an aggregate purchase price of approximately $192.5 million.

A reconciliation of redeemable noncontrolling interests for the three and six months ended June 30, 2013 is as follows (in thousands):

	June 30, 2013
	Three Months Ended	Six Months Ended
Balance, beginning of period	$190,893	$160,287
Net income attributable to noncontrolling interests	114	135
Fair value adjustments (1)	(246)	42,522
Purchases of subsidiary shares at fair value (1)	(192,530)	(192,530)
Currency translation adjustments	1,769	(10,414)
Balance, end of period	$—	$—

(1) The fair value of the redeemable noncontrolling interests was determined by industry peer comparable analysis and a discounted cash flow valuation model.

12.                              ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below provides the balances for each classification of accumulated other comprehensive income as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Foreign currency translation adjustments, net of tax (1)	$78,013	$84,598
Net unrealized gain on marketable securities, net of tax (2)	322	131
Accumulated other comprehensive income	$78,335	$84,729

(1) Foreign currency translation adjustments, net of tax, includes net losses from fair value adjustments at June 30, 2014 of $41.7 million after tax ($66.5 million before tax) and net losses from fair value adjustments at December 31, 2013 of $58.7 million after tax ($98.8 million before tax) associated with net investment hedges (see Note 5).  The remaining balance in currency translation adjustments excludes income taxes due to the Company's practice and intention to reinvest the earnings of its foreign subsidiaries in those operations.

(2) The unrealized gain before tax at June 30, 2014 and December 31, 2013 was $0.5 million and $0.2 million, respectively.

13.                               COMMITMENTS AND CONTINGENCIES

Litigation Related to Travel Transaction Taxes

The Company and certain third-party online travel companies ("OTCs") are currently involved in approximately forty lawsuits, including certified and putative class actions, brought by or against states, cities and counties over issues involving the payment of travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.).  The Company's subsidiaries priceline.com LLC, Lowestfare.com LLC and Travelweb LLC are named in some but not all of these cases.  Generally, each complaint alleges, among other things, that the OTCs violated each jurisdiction's respective relevant travel transaction tax ordinance with respect to the charges and remittance of amounts to cover taxes under each law.  Each complaint typically seeks compensatory damages, disgorgement, penalties available by law, attorneys' fees and other relief.  In addition, approximately seventy-nine municipalities or counties, and at least eleven states, have initiated audit proceedings (including proceedings initiated by more than forty municipalities in California, which have been inactive for several years), issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes.  Additional state and local jurisdictions are likely to assert that the Company is subject to travel transaction taxes and could seek to collect such taxes, retroactively and/or prospectively.

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

In connection with some of these tax audits and assessments, the Company may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the laws in judicial proceedings.  This requirement is commonly referred to as "pay to play" or "pay first."  For example, the City and County of San Francisco assessed the Company approximately $3.4 million (an amount that includes interest and penalties) relating to hotel occupancy taxes, which the Company paid in July 2009, and issued a second assessment totaling approximately $2.7 million, which the Company paid in January 2013.  Payment of these amounts, if any, is not an admission that the Company believes it is subject to such taxes.  In the San Francisco action, for example, the court ruled in February 2013 that the Company and OTCs do not owe transient accommodations tax to the city and ordered the city to refund the amount paid in July 2009; the Company also is seeking a refund of the amount paid in January 2013. San Francisco has appealed the court's ruling.

Litigation is subject to uncertainty and there could be adverse developments in pending or future cases and proceedings.  For example, in January 2013, the Tax Appeal Court for the State of Hawaii held that the Company and other OTCs are not liable for the State's transient accommodations tax, but held that the OTCs, including the Company, are liable for the State's general excise tax on the full amount the OTC collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel. The Company recorded an accrual for travel transaction taxes (including estimated interest and penalties), with a corresponding charge to cost of revenues, of approximately $16.5 million in December 2012 and approximately $18.7 million in the three months ended March 31, 2013, primarily related to this ruling. During the year ended December 31, 2013 and six months ended June 30, 2014, the Company paid approximately $20.6 million and $1.1 million, respectively, to the State of Hawaii related to this ruling. The Company has filed an appeal now pending before the Hawaii Supreme Court.

Other adverse rulings include a decision in September 2012, in which the Superior Court in the District of Columbia granted summary judgment in favor of the District and against the OTCs ruling that tax is due on the OTCs' margin and service fees, which the Company is appealing. As a result, the Company increased its accrual for travel transaction taxes (including estimated interest), with a corresponding charge to cost of revenues, by approximately $4.8 million in September 2012 and by approximately $5.6 million in the three months ended March 31, 2013. Also, in July 2013, the Circuit Court of Cook County, Illinois, ruled that the Company and the other OTCs are liable for tax and other obligations under the Chicago Hotel Accommodations Tax. In July 2014, the Company resolved all claims in this case through settlement. In addition, in October 2009, a jury in a San Antonio class action found that the Company and the other OTCs that are defendants in the lawsuit "control" hotels for purposes of the local hotel occupancy tax ordinances at issue and are, therefore, subject to the requirements of those ordinances. The Company intends to vigorously appeal the trial court's judgment when it becomes final.

An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries and also could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  There have been, and will continue to be, substantial ongoing costs, which may include "pay first" payments, associated with defending the Company's position in pending and any future cases or proceedings.  An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on the Company's business and could be material to the Company's results of operations or cash flow in any given operating period. However, the Company believes that even if it were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated, given results to date it would not have a material impact on the Company's liquidity because of the Company's available cash.

To the extent that any tax authority succeeds in asserting that the Company's services are subject to travel transaction taxes and that the Company has a tax collection responsibility for those taxes, or the Company determines that it has such a responsibility, with respect to future transactions, the Company may collect any such additional tax obligation from its customers, which would have the effect of increasing the cost of travel reservations to its customers and, consequently, could make the Company's travel reservation services less competitive (as compared to the services of other OTCs or travel service providers) and reduce the Company's travel reservation transactions; alternatively, the Company could choose to reduce the compensation for its services.  Either action could have a material adverse effect on the Company's business and results of operations.

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

Accrual for Travel Transaction Taxes

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $55 million at both June 30, 2014 and December 31, 2013 (which includes, among other things, amounts related to the litigation in the State of Hawaii, San Antonio, District of Columbia and Chicago). The accrual is based on the Company's estimate of the probable cost of resolving these issues. The Company's legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

OFT Inquiry and Other Competition Reviews

In July 2012, the Office of Fair Trading (the "OFT"), the predecessor competition authority in the United Kingdom to the Competition and Markets Authority ("CMA"), issued a "Statement of Objections" ("SO") to Booking.com, which set out the OFT's preliminary views on why it believed Booking.com and others in the hotel online booking sector were allegedly in breach of E.U. and U.K. competition law.  The SO alleged, among other things, that there were agreements or concerted practices between hotels and Booking.com and between hotels and at least one other OTC that restricted Booking.com's (and the other OTC's) ability to discount hotel room reservations, which the OFT alleged was a form of resale price maintenance.  The Company disputes the allegations in the SO.

On January 31, 2014, the OFT announced that it had accepted commitments offered by Booking.com, as well as Expedia and Intercontinental Hotel Group, (the "Commitments") to close the investigation on the basis that they address the OFT's competition concerns.  The OFT has now closed its investigation with no finding of infringement or admission of wrongdoing and no imposition of a fine.

The Commitments provide, among other things, that hotels will continue to be able to set retail prices for hotel room reservations on all OTC websites, such as Booking.com.  OTCs, such as Booking.com, now have the flexibility to discount a hotel's retail price, but only to members of closed groups, a concept that is defined in the Commitments, who have previously made a reservation through the OTC.  The discount may be up to Booking.com's commission.  In addition, Booking.com will not require rate parity from hotels in relation to discounted rates that are provided by other OTCs or hotels to members of their closed groups, provided the discounted rate is not made public.  The Commitments apply to bookings by European Economic Area residents at U.K. hotels.

On March 31, 2014, Skyscanner, a meta-search site based in the United Kingdom, filed an appeal in the Competition Appeal Tribunal (CAT) against the OFT's decision to accept commitments. Booking.com intervened in support of the CMA in the CAT. A decision by the CAT (either dismissing the appeal, or remitting the case back to the CMA for reconsideration in line with the CAT's directions) is expected during 2014.

Investigations have also been opened by the national competition authorities in France, Germany, Italy, Austria, Hungary, Sweden, Ireland, Denmark and Switzerland that focus on Booking.com's rate parity clause in its contracts with accommodation providers in those jurisdictions.  Competition related inquiries have also been received from the competition authority in China. All of these investigations are at a preliminary stage, and the Company is in ongoing discussions with the relevant regulatory authorities regarding their concerns.  The Company is currently unable to predict the outcome of these investigations or how the Company's business may be affected.  Possible outcomes include requiring Booking.com to remove its rate parity clause from its contracts with accommodation providers in those jurisdictions and/or the imposition of fines.

Lawsuits Alleging Antitrust Violations

On August 20, 2012, one complaint was filed on behalf of a putative class of persons who purchased hotel room reservations from certain hotels (the "Hotel Defendants") through certain OTC defendants, including the Company.  The initial complaint, Turik v. Expedia, Inc., Case No. 12-cv-4365, filed in the U.S. District Court for the Northern District of California, alleged that the Hotel Defendants and the OTC defendants violated U.S. federal and state laws by entering into a conspiracy to enforce a minimum resale price maintenance scheme pursuant to which putative class members paid inflated prices for hotel room reservations that they purchased through the OTC defendants.  Thirty-one other complaints containing similar allegations were filed in a number of federal jurisdictions across the country. Plaintiffs in these actions seek treble damages and injunctive relief.

The Judicial Panel on Multidistrict Litigation ("JPML") consolidated all of the pending cases under 28 U.S.C. §1407 before Judge Boyle in the U.S. District Court for the Northern District of Texas. On May 1, 2013, an amended consolidated complaint was filed.

On February 18, 2014, Judge Boyle dismissed the amended consolidated complaint without prejudice. On March 20, 2014, plaintiffs moved for leave to file a proposed Second Consolidated Amended Complaint (the "proposed SCAC"), naming only the OTC defendants as defendants and alleging that the OTC defendants violated U.S. federal and state laws by entering into minimum resale price maintenance agreements with the Hotel defendants and by conspiring to enforce the terms of those resale price maintenance agreements. On April 3, 2014, the OTC defendants filed an opposition to plaintiffs' motion for leave to file the proposed SCAC.

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

Contingent Consideration for Business Acquisitions (see Note 14)

14.    ACQUISITIONS

In June 2014, the Company entered into a definitive agreement to acquire OpenTable, Inc., a leading restaurant reservation management company, in a cash transaction. Under the terms of the agreement, the purchase price of OpenTable was approximately $2.5 billion (approximately $2.4 billion net of cash acquired) or $103.00 per share of OpenTable common stock. The Company paid approximately $2.5 billion to close the acquisition on July 24, 2014. The Company funded the acquisition from cash on hand in the United States and $995 million borrowed under the Company's revolving credit facility. Also, in connection with this acquisition, the Company assumed unvested employee stock options and restricted stock units with an estimated acquisition fair value of approximately $95 million, which will be accounted for as post-combination compensation expense. The purchase price allocation has not been completed. The Company's consolidated financial statements will include the accounts of OpenTable starting on July 24, 2014.

In the second quarter of 2014, the Company acquired certain businesses which provide hotel marketing services. The Company's consolidated financial statements include the accounts of these businesses starting at their respective acquisition dates. The Company paid approximately $98 million, net of cash acquired, to purchase these businesses. In addition, the Company recognized a liability at fair value of approximately $24 million for estimated contingent payments related to these acquisitions. The estimated contingent payments are based upon probability weighted average payments for specific performance factors from the acquisition dates through December 31, 2018. The range of undiscounted outcomes for the estimated contingent payments is approximately $0 to $90 million. The purchase price allocations were not completed in the second quarter of 2014.

The Company incurred $5.6 million of professional fees in the second quarter of 2014 related to consummated acquisitions.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Unaudited Consolidated Financial Statements, including the notes to those statements, included elsewhere in this Quarterly Report on Form 10-Q, and the Section entitled "Special Note Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q.  As discussed in more detail in the Section entitled "Special Note Regarding Forward-Looking Statements," this discussion contains forward-looking statements, which involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause those differences include those discussed in "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

Overview

     We are a leading online travel company that connects consumers wishing to make travel reservations with providers of travel services around the world. We offer consumers accommodation reservations (including hotels, bed and breakfasts, hostels, apartments, vacation rentals (including "aparthotels," which are apartments with a front desk and cleaning service) and other properties) through our Booking.com, priceline.com and agoda.com brands. Our priceline.com brand also offers consumers reservations for rental cars, airline tickets, vacation packages and cruises. We offer rental car reservations worldwide through rentalcars.com. We also allow consumers to easily compare airline ticket, hotel reservation and rental car reservation information from hundreds of travel websites at once through KAYAK's websites and mobile applications (or "apps"). We recently acquired OpenTable, a leading provider of online restaurant reservations. We believe that the online restaurant reservation business is complementary to our online travel businesses, and that both OpenTable and our travel businesses will benefit from adding OpenTable to The Priceline Group. We refer to our company and all of our subsidiaries and brands, including Booking.com, priceline.com, agoda.com, KAYAK, rentalcars.com and, after July 24, 2014, OpenTable, collectively as "The Priceline Group," the "Company," "we," "our" or "us."

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include Booking.com, agoda.com, KAYAK, rentalcars.com and OpenTable, which are independently managed and operated brands.  Our principal goal is to serve consumers with worldwide leadership in online travel services.  Our business is driven primarily by international results, which consist of the results of Booking.com, agoda.com and rentalcars.com and the results of the international based websites of KAYAK (in each case regardless of where the consumer is resident, from where the consumer makes a reservation or where the service is provided), and, after July 24, 2014, the international results of OpenTable. During the year ended December 31, 2013, our international business (the substantial majority of which is generated by Booking.com) represented approximately 85% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 94% of our consolidated operating income. A significant majority of our gross profit is earned in connection with facilitating accommodation reservations.

For the three and six months ended June 30, 2014, we derived substantially all of our gross profit from the following sources:

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

Beginning on July 24, 2014, our revenues include revenues recognized by OpenTable from its restaurant customers, which consist of monthly subscription fees, a fee for each restaurant guest seated through OpenTable's online reservation service and other revenue.

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

Over the last several years we have experienced strong growth in our accommodation reservation services. We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the widespread adoption of mobile devices, the high growth of travel overall in emerging markets such as Asia-Pacific and South America, and the continued innovation and execution by our teams around the world to build accommodation supply, content and distribution and to improve the customer experience on our websites and mobile apps. We experienced strong year-over-year growth in recent years, though that growth has generally decelerated. For example, for the three months ended June 30, 2014, our accommodation room night reservation growth was 29%, a deceleration from 38% in the same period in 2013 and 39% in the same period in 2012. Given the size of our hotel reservation business, we expect that our year-over-year growth rates will continue to decelerate, though the rate of deceleration may fluctuate.

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
We currently, or potentially may, compete with a variety of companies, including:

•	online travel reservation services such as those owned by Expedia, Orbitz, Travelocity, Ctrip, Rakuten, eDreams ODIGEO, Jalan and Wotif (which has agreed to be acquired by Expedia);

•	search, social networking and group buying companies, such as Google, Facebook and Groupon;

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

TripAdvisor, a leading travel research and review website, Google, the world's largest search engine, and other large, established companies with substantial resources and expertise in developing online commerce and facilitating Internet traffic have launched meta-search services and may create additional inroads into online travel, both in the United States and internationally. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., hotels, rental car companies or airlines), OTA and other travel websites and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTAs or other travel websites, which could lead to travel service providers or others gaining a larger share of search traffic. TripAdvisor has begun supporting its meta-search service with offline advertising, and trivago, a leading meta-search service in Europe, recently expanded its offline advertising campaign into the United States. Google offers "Hotel Finder", a meta-search service that Google has at times placed at or near the top of its hotel-related search results. Through our KAYAK meta-search service, we compete directly with other meta-search services. KAYAK depends on access to information related to travel service pricing, schedules, availability and other related information from OTAs and travel service providers.

As consumers attempt to be more efficient in their shopping behavior, they may favor travel services offered by meta-search websites or search companies over OTAs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites and increase our advertising and other customer acquisition costs. To the extent any such consumer behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in profits from our KAYAK meta-search business to offset any related decrease in profits experienced by our OTA brands. Further, meta-search services may evolve into more traditional OTAs by offering consumers the ability to make travel reservations directly through their websites. For example, TripAdvisor facilitates hotel reservations on its transactional websites Tingo and Jetsetter and now allows consumers to make a reservation while staying on TripAdvisor through its "Instant Booking" offering. Meta-search providers may also offer direct booking services with travel service providers, which may lead to more consumers booking directly with a travel service provider rather than an OTA. To the extent consumers book travel services through a meta-search website or directly with a travel service provider after visiting a meta-search website or meta-search utility on a traditional search engine without using an OTA like us, we may need to increase our advertising or other customer acquisition costs to maintain or grow our reservation bookings.  If meta-search services limit our participation within their search results, there could be an adverse effect on our business, gross bookings and results of operations.

As a result of our acquisition of OpenTable, we now compete or may in the future compete with other restaurant reservation providers, such as Yelp's SeatMe service and LaFourchette, a European restaurant reservation business recently acquired by TripAdvisor.

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

Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful "apps" available on these devices, is driving substantial traffic and commerce activity to mobile platforms.  We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for accommodation reservations.  Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes.  The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. Further, given the device sizes and technical limitations of tablets and smart phones, mobile consumers may not be willing to download multiple apps from multiple travel service providers and instead prefer to use one or a limited number of apps for their mobile travel activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important. We have made significant progress creating mobile offerings, which have received strong reviews and solid download trends, and which are driving a material and increasing share of our business. We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer and to mobile applications in addition to a web browser. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile apps are not downloaded and used by consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.

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

There has been a proliferation of new channels through which accommodation providers can offer reservations.  For example, some accommodations offer reservations through "daily deal" websites such as Groupon and Living Social, which sell coupons to customers at a substantial discount. Companies such as HotelTonight, BackBid, GuestMob, Tingo and Hipmunk have developed new and differentiated offerings that endeavor to provide savings on accommodation reservations to consumers and that compete directly with us. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its website.  If any of these new services are successful, we may experience less demand for our services and are likely to face more competition for access to the limited supply of discounted hotel room rates.

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

We use third party websites, including online search engines (primarily Google) and meta-search and travel research services, and affiliate marketing as primary means of generating traffic to our websites. Our online advertising expense has increased significantly in recent years, a trend we expect to continue. Various factors can impact whether our online advertising will grow faster or slower than gross profit. Our online advertising returns on investment ("ROIs") have been down year-over-year for the last several quarterly periods, and as a result, our online advertising expense has grown more quickly than our gross profit. In the second quarter of 2014 and thus far in the third quarter, we have experienced more significant year-over-year declines in our online marketing ROIs. Furthermore, our international brands are generally growing faster than our U.S. brands, and typically spend a higher percentage of gross profit on online advertising, also resulting in our online advertising growing more quickly than our gross profit. These negative factors have recently been slightly offset by an increasing share of traffic coming directly to us, a trend that may or may not continue. We also intend to continue to invest in offline advertising, in particular for our Booking.com, KAYAK and priceline.com brands, and expect to increase our overall offline advertising spend in 2014. For example, building on its first offline advertising campaign, which it launched in the United States in 2013, Booking.com recently began offline advertising campaigns in Australia, Canada, the United Kingdom and Germany and may expand its offline advertising into other markets during 2014.

The inclusion of KAYAK since its acquisition on May 21, 2013 had a significant favorable impact on online advertising as a percentage of gross profit for the six months ended June 30, 2014 because KAYAK spends a lower percentage of gross profit on online advertising than our other brands, and our consolidated results exclude intercompany advertising by our brands on KAYAK since the acquisition date. This favorable impact benefited year-over-year comparisons through the anniversary of the acquisition on May 21, 2014.

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

The competition authorities of many governments have begun investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. For example, Booking.com and others recently agreed to certain commitments to resolve an investigation by the U.K. Office of Fair Trading, which commitments provide that OTAs will have the flexibility to discount a hotel's retail price, notwithstanding "rate parity" requirements in contracts with hotels (requirements that generally require a hotel to offer the same room rates to all OTAs), but only to members of closed user groups. Other national competition authorities, including those in France, Germany, Italy, Austria, Hungary, Sweden and Switzerland, have opened investigations that focus on Booking.com's rate parity clause in its contracts with accommodation providers in those jurisdictions. All of these investigations are at a preliminary stage.  We are currently unable to predict the outcome of these investigations or how our business may be affected.  Possible outcomes include requiring Booking.com to remove its rate parity clause from its contracts with accommodation providers in those jurisdictions. We note that the German competition authority has required Hotel Reservation Service, a leading OTA in Germany, to remove its rate parity clause from its contracts with hotels, though this decision is currently subject to appeal. To the extent that regulatory authorities require changes to our business practices or to those currently common to the industry, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding any such investigations could adversely affect our brand and therefore our market share and results of operations.

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

International Trends. The size of the travel market outside of the United States is substantially greater than that within the United States. Historically, Internet adoption rates and e-commerce adoption rates of international consumers have trailed those of the United States. However, international consumers are rapidly moving to online means for purchasing travel. Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States. We expect that over the long-term, international online travel growth rates will follow a similar trend to that experienced in the United States. In addition, the base of hotel properties in Europe and Asia is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains. We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States. Our growth has primarily been generated by our international accommodation reservation service brands, Booking.com and agoda.com. Booking.com, our most significant brand, included over 525,000 properties on its website as of August 8, 2014, which included over 190,000 vacation rental properties (updated property counts are available on the Booking.com website). Booking.com has added properties over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America. An increasing amount of our business from both a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate. We believe that the opportunity to continue to grow our business exists for the markets in which we operate. We believe these trends and factors have enabled us to become the leading online accommodation reservation service provider in the world as measured by room nights booked.

As our international business represents the substantial majority of our financial results, we expect to continue to see our operating results and other financial metrics largely driven by international performance. For example, certain newer markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding accommodations available for reservation on our websites, including hotels, bed and breakfasts, hostels and vacation rentals. Vacation rentals generally consist of, among others, properties categorized as single-unit and multi-unit villas, holiday homes, apartments, "aparthotels" (which are apartments with a front desk and cleaning service) and chalets and are generally self-catered (i.e., include a kitchen), directly bookable properties. Many of the newer accommodations we add to our travel reservation services, especially in highly penetrated markets, may have fewer rooms, lower ADRs or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts), and therefore may also negatively impact our margins. For example, because a vacation rental is either a single unit or a small collection of independent units, vacation rental properties represent more limited booking opportunities than non-vacation rental properties, which generally have more units to rent per property. Our non-hotel accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors. As we increase our non-hotel accommodation business, these different market characteristics could negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our websites, our gross bookings growth rate and property growth rate will likely diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of non-hotel accommodations increases, the number of reservations per property will likely decrease.

Another impact of the size of our international business is our exposure to foreign currency exchange risk. Because we conduct a substantial majority of our business outside the United States and report our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international business are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation. For example, a strengthening of the Euro increases our Euro-denominated net assets, gross bookings, gross profit, operating expenses and net income as expressed in U.S. Dollars, while a weakening of the Euro decreases our Euro-denominated net assets, gross bookings, gross profit, operating expenses and net income as expressed in U.S. Dollars. Certain European Union countries with high levels of sovereign debt have had difficulty refinancing their debt. Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may be more widespread and could include the United States, has led to significant volatility in the exchange rate between the Euro, the U.S. Dollar and other currencies. We generally enter into derivative instruments to minimize the impact of short-term currency fluctuations on our consolidated operating results. However, such derivative instruments are short-term in nature and not designed to hedge against currency fluctuations that could impact our gross bookings, revenue or gross profit (see Note 5 to the Unaudited Consolidated Financial Statements for additional information on our derivative contracts). For example, while revenue from our international operations grew year-over-year on a local currency basis by approximately 36% for the three months ended June 30, 2014 compared to the same period in 2013, as a result of the positive impact of currency exchange rates, revenue from our international operations as reported in U.S. Dollars grew 38% year-over-year for the three months ended June 30, 2014. Revenue from our international operations grew year-over-year by 36% for the six months ended June 30, 2014 compared to the same period in 2013 on both a local currency basis and as reported in U.S. Dollars.

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

While demand for online travel services in the United States continues to experience growth, we believe that the U.S. market share of third-party distributors is impacted in part by a concerted initiative by travel service providers to direct customers to their own websites in an effort to reduce distribution expenses and establish more direct control over their pricing. In addition, high hotel occupancy levels have had an adverse impact on our access to hotel rooms for our opaque hotel reservation services. Further, growth in discounted closed user group retail prices for hotel rooms lessens the price difference for members of the closed user group between a retail hotel reservation and an opaque hotel reservation, which may lead to fewer consumers using our opaque hotel reservation services.

U.S. airlines have, at times, reduced capacity and increased fares. Decreases in capacity reduce the amount of airline tickets available, while increases in average airfares can adversely impact leisure travel demand. Generally, reduced airline capacity and demand negatively impact our priceline.com air ticket reservation service, which in turn can have negative repercussions on our priceline.com hotel and rental car services. Further, consolidation in the airline industry has negatively affected our access to airline tickets for our opaque services. We expect continued variability in the breadth and depth of discounted airline tickets and rental car rates made available to us in the future, depending on market conditions from time to time.

Seasonality. A meaningful amount of gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. From a cost perspective, we expense the substantial majority of our advertising activities as they are incurred, which is typically in the quarter in which reservations are booked. However, we generally do not recognize associated revenue until future quarters when the travel occurs. As a result, we typically experience our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of accommodation checkouts for the year for our European and North American businesses.

In addition, the date on which certain holidays fall can have an impact on our quarterly results. For example, in 2013 our second quarter year-over-year growth rates in revenue, gross profit, operating income and operating margins were adversely affected by Easter falling in the first quarter instead of the second quarter, as it did in 2012. Conversely, our second quarter 2014 year-over-year growth rates in revenue, gross profit, operating income and operating margins were favorably impacted by Easter falling in the second quarter instead of the first quarter, as it did in 2013.

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

On May 21, 2013, we acquired KAYAK Software Corporation, a leading travel meta-search service, for $2.1 billion ($1.9 billion net of cash acquired). A substantial portion of the total consideration related to identifiable acquired intangibles and goodwill (see Note 6 to the Unaudited Consolidated Financial Statements). Since our annual goodwill impairment test in September 2013, there have been no events or changes in circumstances to indicate a potential impairment to the goodwill associated with this acquisition. If KAYAK is unsuccessful in profitably growing its global online travel brand or it experiences a significant reduction in advertising revenues due to factors such as a loss of continued access to travel services information provided by other OTAs or travel service providers or a reduction in advertising on its websites or mobile apps, we may incur an impairment charge related to this goodwill.

Results of Operations
Three and Six Months Ended June 30, 2014 compared to the Three and Six Months Ended June 30, 2013

Operating and Statistical Metrics

Our financial results are driven by certain operating metrics that encompass the booking activity generated by our travel services.  Specifically, reservations of accommodation room nights, rental car days and airline tickets capture the volume of units purchased by our customers.  Gross bookings is an operating and statistical metric that captures the total dollar value, generally inclusive of taxes and fees, of all travel services booked by our customers and is widely used in the travel business.  International gross bookings reflect gross bookings generated principally by our Booking.com, agoda.com and rentalcars.com businesses and domestic gross bookings reflect gross bookings generated principally by our priceline.com business, in each case without regard to the travel destination or the location of the customer purchasing the travel. We follow a similar approach for reporting international and domestic revenue and gross profit.

Gross bookings resulting from accommodation room nights, rental car days and airline tickets reserved through our international and U.S. operations for the three and six months ended June 30, 2014 and 2013 were as follows (numbers may not total due to rounding):

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2014	2013	Change	2014	2013	Change
International	$11,682	$8,579	36.2%	$22,326	$16,362	36.4%
Domestic	1,856	1,538	20.6%	3,492	2,908	20.1%
Total	$13,538	$10,118	33.8%	$25,818	$19,270	34.0%

Gross bookings increased by 33.8% and 34.0% for the three and six months ended June 30, 2014 compared to the same periods in 2013 (growth on a local currency basis was approximately 32% and 34% for the three and six months, respectively), principally due to growth of 29.2% and 30.5% in accommodation room night reservations, 3% growth on a local currency basis in ADRs, 22.3% and 22.4% growth in airline ticket reservations and growth of 14.4% and 18.9% in rental car day reservations for the three and six months, respectively.  International gross bookings grew by 36.2% and 36.4% (growth on a local currency basis was approximately 35% and 36%) for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. International gross bookings growth was primarily attributable to growth in accommodation room night reservations for our Booking.com and agoda.com businesses, as well as growth in rental car day reservations for our rentalcars.com business.  Domestic gross bookings increased by 20.6% and 20.1% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to increases in priceline.com's retail airline ticket, retail hotel, Express Deals® and rental car services, partially offset by declines in our Name Your Own Price® hotel and air services.

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the three and six months ended June 30, 2014 and 2013 were as follows (numbers may not total due to rounding):

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2014	2013	Change	2014	2013	Change
Agency	$11,581	$8,425	37.4%	$22,096	$16,073	37.5%
Merchant	1,957	1,692	15.7%	3,721	3,197	16.4%
Total	$13,538	$10,118	33.8%	$25,818	$19,270	34.0%

Agency gross bookings increased 37.4% and 37.5% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to growth in Booking.com accommodation room night reservations, as well as growth in priceline.com's retail airline ticket, rental car and hotel services. Merchant gross bookings increased 15.7% and 16.4% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to increases in agoda.com, rentalcars.com and priceline.com Express Deals® hotel and retail hotel services, as well as higher Name Your Own Price® rental car ADRs, partially offset by declines in our Name Your Own Price® hotel and air services.

Units sold for accommodation room nights, rental car days and airline tickets for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2014	2013	Change	2014	2013	Change
Room Nights	89.6	69.4	29.2%	173.0	132.6	30.5%
Rental Car Days	14.3	12.5	14.4%	26.7	22.4	18.9%
Airline Tickets	2.1	1.7	22.3%	4.2	3.4	22.4%

Accommodation room night reservations increased by 29.2% and 30.5% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, principally due to an increase in Booking.com, agoda.com and priceline.com accommodation room night reservations. Booking.com, our most significant brand, included over 525,000 properties on its website as of August 8, 2014 (updated property counts are available on the Booking.com website).  Booking.com has added properties over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America.  An increasing amount of our business from a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate and our core European market.

Rental car day reservations increased by 14.4% and 18.9% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to an increase in retail rental car day reservations for rentalcars.com and priceline.com, partially offset by a decline in our Name Your Own Price® rental car reservation service.

Airline ticket reservations increased by 22.3% and 22.4% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to an increase in price-disclosed airline ticket reservations for priceline.com driven primarily by increased paid advertising placements on KAYAK.

Revenues

We classify our revenue into three categories:

•
Agency revenues are derived from travel related transactions where we are not the merchant of record and where the prices of the travel services are determined by third parties. Agency revenues include travel commissions, GDS reservation booking fees related to certain travel services, travel insurance fees and customer processing fees and are reported at the net amounts received, without any associated cost of revenue. Substantially all of the revenue for Booking.com is agency revenue comprised of travel commissions.

•
Merchant revenues are derived from services where we are the merchant of record and therefore charge the customer's credit card for the travel services provided. Merchant revenues include (1) transaction revenues representing the price of Name Your Own Price® hotel room night, rental car and airline ticket reservations and vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged to us by travel service providers in connection with (a) the accommodation reservations provided through our merchant price-disclosed hotel services at agoda.com and priceline.com and (b) the reservations provided through our merchant rental car service at rentalcars.com and merchant Express Deals® services at priceline.com, which allow customers to see the price of the reservation prior to purchase but not the identity of the travel service provider; (3) customer processing fees charged in connection with Name Your Own Price® hotel, rental car and airline ticket reservations and merchant price-disclosed hotel reservations; and (4) ancillary fees, including GDS reservation booking fees related to certain of the services listed above.

•
Advertising and other revenues are derived primarily from KAYAK for sending referrals to OTAs and travel service providers, as well as from advertising placements on KAYAK's websites and mobile applications.

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2014	2013	Change	2014	2013	Change
Agency Revenues	$1,474,396	$1,064,640	38.5%	$2,515,540	$1,834,568	37.1%
Merchant Revenues	567,253	580,224	(2.2)%	1,094,251	1,108,788	(1.3)%
Advertising and Other Revenues	81,926	35,374	131.6%	155,586	38,894	300.0%
Total Revenues	$2,123,575	$1,680,238	26.4%	$3,765,377	$2,982,250	26.3%

 Agency Revenues

Agency revenues for the three and six months ended June 30, 2014 increased 38.5% and 37.1%, respectively, compared to the same periods in 2013, primarily as a result of growth in the business of Booking.com.  Our priceline.com agency revenues benefited from growth in our retail airline ticket, rental car and hotel businesses.

Merchant Revenues

Merchant revenues for the three and six months ended June 30, 2014 decreased 2.2% and 1.3%, respectively, compared to the same periods in 2013, primarily due to decreases in revenues from our Name Your Own Price® hotel, rental car and airline ticket services, mostly offset by increases in our agoda.com business, rentalcars.com business and priceline.com's Express Deals® hotel service, retail hotel service and vacation package service for the three and six months ended June 30, 2014, compared to the same periods in 2013. Merchant revenue growth over the prior year period was substantially lower than merchant gross bookings growth because our merchant revenues are disproportionately affected by our Name Your Own Price® service. Name Your Own Price® revenues are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues, and represented a smaller percentage, year-over-year, of total revenues compared to our faster-growing agoda.com, rentalcars.com and priceline.com Express Deals® services, which are recorded in revenue "net" of travel service provider costs. As a result, we believe that gross profit is an important measure of evaluating growth in our business.

Advertising and Other Revenues

Advertising and other revenues during the three and six months ended June 30, 2014 consisted primarily of advertising revenues.  Advertising revenues for the three and six months ended June 30, 2014 includes $76.4 million and $145.5 million, respectively, of KAYAK revenue as a result of the inclusion of KAYAK since its acquisition on May 21, 2013, and is net of intercompany revenues earned by KAYAK from other Priceline Group brands.

Cost of Revenues

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2014	2013	Change	2014	2013	Change
Cost of Revenues	$240,579	$296,383	(18.8)%	$475,910	$588,730	(19.2)%

For the three and six months ended June 30, 2014, cost of revenues consisted primarily of: (1) the cost paid to travel service providers for our Name Your Own Price® services, net of applicable taxes and charges; (2) fees paid to third parties by KAYAK and priceline.com to return travel itinerary information in response to search queries; and (3) the cost related to accruals for travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.). Cost of revenues for the three and six months ended June 30, 2014 decreased by 18.8% and 19.2%, respectively, compared to the same periods in 2013, primarily due to a decrease in our Name Your Own Price® hotel, rental car and airline ticket services, partially offset by increases in our priceline.com vacation package service and the inclusion of KAYAK since its acquisition on May 21, 2013. Cost of revenues for the six months ended June 30, 2013 includes an accrual recorded in the first quarter of 2013 of approximately $20.5 million (including estimated interest and penalties) for travel transaction taxes, principally related to unfavorable rulings in the State of Hawaii and the District of Columbia.

Agency revenues have no cost of revenue. Agency revenues principally consist of travel commissions on accommodation reservations.

Gross Profit

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2014	2013	Change	2014	2013	Change
Gross Profit	$1,882,996	$1,383,855	36.1%	$3,289,467	$2,393,520	37.4%
Gross Margin	88.7%	82.4%		87.4%	80.3%

Total gross profit for the three and six months ended June 30, 2014 increased by 36.1% and 37.4%, respectively, compared to the same periods in 2013, primarily as a result of the increased revenue discussed above.  Total gross margin (gross profit as a percentage of total revenue) increased during the three and six months ended June 30, 2014, compared to the same periods in 2013, because our revenues are disproportionately affected by our Name Your Own Price® service. Name Your Own Price® revenues are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues, and in the three and six months ended June 30, 2014 these revenues represented a smaller percentage of total revenues than in the same periods in 2013. Our retail and semi-opaque services, which are recorded in revenue "net" of travel service provider costs, have been growing faster than our Name Your Own Price® services. As a result, we believe that gross profit is an important measure of evaluating growth in our business. Our international operations accounted for approximately $1.65 billion and $2.86 billion of our gross profit for the three and six months ended June 30, 2014, respectively, which compares to $1.20 billion and $2.10 billion, respectively, for the same periods in 2013. Gross profit attributable to our international operations increased, on a local currency basis, by approximately 36% for both the three and six months ended June 30, 2014, compared to the same periods in 2013. Gross profit attributable to our U.S. businesses increased by 25% and 44% for the three and six months ended June 30, 2014, compared to the same periods in 2013. Gross profit for the three and six months ended June 30, 2014 was positively impacted by the inclusion of KAYAK since its acquisition on May 21, 2013. Gross profit for the six months ended June 30, 2013 was negatively impacted by an accrual recorded in the first quarter of 2013 of approximately $20.5 million (including estimated interest and penalties) for travel transaction taxes, principally related to unfavorable rulings in the State of Hawaii and the District of Columbia.

Operating Expenses

Advertising

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2014	2013	Change	2014	2013	Change
Online Advertising	$639,655	$463,135	38.1%	$1,160,503	$866,288	34.0%
% of Total Gross Profit	34.0%	33.5%		35.3%	36.2%
Offline Advertising	$58,026	$32,130	80.6%	$111,500	$59,859	86.3%
% of Total Gross Profit	3.1%	2.3%		3.4%	2.5%

Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; (4) banner, pop-up and other Internet advertisements; and (5) e-mail campaigns. For the three and six months ended June 30, 2014, online advertising expenses increased over the same periods in 2013, primarily to generate increased gross bookings. Online advertising as a percentage of gross profit for the three months and six months ended June 30, 2014 benefited from the inclusion of KAYAK. KAYAK spends a lower percentage of gross profit on online advertising than our other brands, and our consolidated results exclude intercompany advertising by our brands on KAYAK since the acquisition date. This favorable impact, which has benefited year-over-year comparisons through the anniversary of the acquisition on May 21, 2014, was more than offset for the three months ended June 30, 2014 and partially offset for the six months ended June 30, 2014 by (1) a year-over-year decline in advertising ROIs and (2) brand mix within The Priceline Group as our international brands grew faster than our U.S. brands and typically spend a higher percentage of gross profit on online advertising. In addition, gross profit for the six months ended June 30, 2013 was negatively impacted by an accrual recorded in the first quarter of 2013 of approximately $20.5 million (including estimated interest and penalties) for travel transaction taxes, principally related to unfavorable rulings in the State of Hawaii and the District of Columbia.

Offline advertising expenses are related to our Booking.com, KAYAK and priceline.com businesses and primarily consist of television advertising. For the three and six months ended June 30, 2014, offline advertising increased by 80.6% and 86.3%, respectively, compared to the same periods in 2013, due to the impact of the inclusion of KAYAK in our consolidated results since its acquisition on May 21, 2013, as well as the launch of offline advertising campaigns by Booking.com in the United States in 2013 and in Australia, Canada and the United Kingdom in 2014.

Sales and Marketing

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2014	2013	Change	2014	2013	Change
Sales and Marketing	$75,053	$59,855	25.4%	$139,364	$112,118	24.3%
% of Total Gross Profit	4.0%	4.3%		4.2%	4.7%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third-parties that provide call center, website content translations and other services; (3) provisions for credit card chargebacks; and (4) provisions for bad debt, primarily related to agency accommodation commission receivables. For the three and six months ended June 30, 2014, sales and marketing expenses, which are substantially variable in nature, increased over the same periods in 2013, primarily due to increased gross booking volumes as well as expenses related to content translations and public relations. Sales and marketing expenses as a percentage of gross profit are typically higher for our merchant business, which incurs credit card processing fees. Our merchant business grew more slowly than our agency business, and as a result, sales and marketing expenses as a percentage of total gross profit for the three and six months ended June 30, 2014, declined compared to the same periods in 2013.

Personnel

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2014	2013	Change	2014	2013	Change
Personnel	$221,852	$165,997	33.6%	$416,383	$300,215	38.7%
% of Total Gross Profit	11.8%	12.0%		12.7%	12.5%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes and employee health benefits. For the three and six months ended June 30, 2014, personnel expenses increased over the same periods in 2013, due primarily to increased headcount to support the growth of our businesses and the impact of the inclusion of KAYAK in our consolidated results since its acquisition on May 21, 2013.

Stock-based compensation expense was approximately $35.2 million and $74.0 million for the three and six months ended June 30, 2014, respectively, compared to $34.7 million and $56.4 million for the three and six months ended June 30, 2013, respectively. Stock-based compensation expense included $2.7 million and $6.8 million related to unvested assumed employee stock options and payroll taxes of $0.2 million and $0.7 million for exercises of assumed stock options during the three and six months ended June 30, 2014, respectively, compared to stock based compensation expense of $11.0 million related to unvested assumed employee stock options and $2.7 million for payroll taxes related to exercises of assumed stock options during the three months ended June 30, 2013.

General and Administrative

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2014	2013	Change	2014	2013	Change
General and Administrative	$91,067	$64,921	40.3%	$164,048	$115,082	42.5%
% of Total Gross Profit	4.8%	4.7%		5.0%	4.8%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) personnel related expenses such as recruiting, training and travel expenses; and (3) fees for outside professionals, including litigation expenses. General and administrative expenses increased during the three and six months ended June 30, 2014 over the same periods in 2013, primarily due to higher occupancy and office expenses related to the expansion of our international businesses, higher travel, training and recruiting expenses related to increased headcount in all our businesses and the impact of the inclusion of KAYAK in our consolidated results since its acquisition on May 21, 2013. General and administrative expenses for the three and six months ended June 30, 2014 included approximately $5.6 million of professional fees related to consummated acquisitions. General and administrative expenses for three and six months ended June 30, 2013 included approximately $6.4 million and $8.5 million, respectively, of professional fees related to the acquisition of KAYAK.

Information Technology

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2014	2013	Change	2014	2013	Change
Information Technology	$24,042	$16,959	41.8%	$47,266	$30,181	56.6%
% of Total Gross Profit	1.3%	1.2%		1.4%	1.3%

Information technology expenses consist primarily of: (1) system maintenance and software license fees; (2) data communications and other expenses associated with operating our services; (3) outsourced data center costs; and (4) payments to outside consultants. For the three and six months ended June 30, 2014, the increase in information technology expenses compared to the same periods in 2013 was due primarily to growth in our worldwide operations and the impact of the inclusion of KAYAK in our consolidated results since its acquisition on May 21, 2013.

Depreciation and Amortization

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2014	2013	Change	2014	2013	Change
Depreciation and Amortization	$40,287	$26,027	54.8%	$78,663	$45,107	74.4%
% of Total Gross Profit	2.1%	1.9%		2.4%	1.9%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation on computer equipment; (3) depreciation of internally developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. For the three and six months ended June 30, 2014, depreciation and amortization expense increased from the same periods in 2013 due primarily to increased intangible amortization from the KAYAK acquisition and increased depreciation expense due to capital expenditures for additional data center capacity and office build outs to support growth and geographic expansion, principally related to our Booking.com brand.

Other Income (Expense)

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2014	2013	Change	2014	2013	Change
Interest Income	$1,634	$1,141	43.2%	$2,675	$2,015	32.8%
Interest Expense	(17,106)	(19,633)	(12.9)%	(34,851)	(36,962)	(5.7)%
Foreign Currency Transactions and Other	(1,777)	(782)	127.2%	(7,746)	(3,724)	108.0%
Total	$(17,249)	$(19,274)	(10.5)%	$(39,922)	$(38,671)	3.2%

For the three and six months ended June 30, 2014, interest income on cash and marketable securities increased over the same periods in 2013, primarily due to an increase in the average invested balance partially offset by lower yields. Interest expense decreased for the three and six months ended June 30, 2014 as compared to the same periods in 2013, primarily due to a decrease in the average outstanding debt resulting from early conversions of the 1.25% convertible senior notes due March 2015, partially offset by the May 2013 issuance of $1.0 billion aggregate principal amount of convertible senior notes due June 2020.

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operating results into U.S. Dollars upon consolidation resulted in foreign exchange gains of $4.6 million and $4.3 million for the three and six months ended June 30, 2014, respectively, compared to foreign exchange gains of $1.8 million and $2.2 million for the three and six months ended June 30, 2013, respectively, and were recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

Foreign exchange transaction losses, including costs related to foreign exchange transactions, resulted in losses of $3.8 million and $6.0 million for the three and six months ended June 30, 2014, respectively, compared to foreign exchange losses of $2.5 million and $5.8 million for the three and six months ended June 30, 2013, respectively, and are recorded in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations.

During the first and second quarters of 2014, the Company delivered cash of $117.8 million to repay the aggregate principal amount and issued 289,430 shares of its common stock in satisfaction of the conversion value in excess of the principal amount associated with 1.25% Convertible Senior Notes due March 2015 that were converted prior to maturity. The conversion of our convertible debt prior to maturity resulted in non-cash losses of $2.7 million and $6.1 million for the three and six months ended June 30, 2014 and is recorded in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations.

Income Taxes

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2014	2013	Change	2014	2013	Change
Income Tax Expense	$139,314	$98,117	42.0%	$224,149	$144,267	55.4%

Our effective tax rates for the three and six months ended June 30, 2014 were 19.5% and 19.8%, respectively, compared to 18.3% and 17.5% for the same periods in 2013. Our effective tax rate differs from the U.S. statutory tax rate of 35%, due to lower tax rates outside the United States, partially offset by state income taxes and certain non-deductible expenses. Our effective tax rate was higher for the three and six months ended June 30, 2014, compared to the same periods in 2013, primarily due to the acquisition of KAYAK on May 21, 2013, which is principally taxed at the higher U.S. tax rates.

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

Until our U.S. net operating loss carryforwards are utilized or expire, most of our U.S. income will not be subject to a cash tax liability, other than federal alternative minimum tax and state income taxes. However, we expect to pay foreign taxes on our non-U.S. income except in countries where we have operating loss carryforwards. We expect that our international operations will grow their pretax income more than the U.S. business over the long term and, therefore, it is our expectation that our cash tax payments will increase as our international businesses generate an increasing share of our pre-tax income.

We will be subject to increased income taxes in the event that our cash balances held outside the United States are remitted to the United States. As of June 30, 2014, we held approximately $5.4 billion of cash, cash equivalents and short-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our non-U.S. operations. If our cash balances outside the United States continue to grow and our ability to reinvest those balances outside the United States diminishes, it will become increasingly likely that we will repatriate some of these cash balances to the United States. In such event, we would likely be subject to additional income tax expense in the United States with respect to our unremitted non-U.S. earnings. We would not make additional income tax payments unless we were to actually repatriate our international cash balances to the United States. We would pay only U.S. federal alternative minimum tax and certain U.S. state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. Additionally, if we were to repatriate cash held outside the United States to the United States, it would use a portion of our U.S. net operating loss carryforwards which could result in us being subject to a cash income tax liability on the earnings of our U.S. business sooner than would otherwise have been the case.

Redeemable Noncontrolling Interests

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2014	2013	Change	2014	2013	Change
Net income attributable to noncontrolling interests	$—	$114	(100.0)%	$—	$135	(100.0)%

We purchased the remaining outstanding shares underlying the redeemable noncontrolling interests in April 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had $7.2 billion in cash, cash equivalents and short-term investments. Approximately $5.4 billion of our cash, cash equivalents and short-term investments is held by our international subsidiaries and is denominated primarily in U.S. Dollars, Euros and, to a lesser extent, in British Pounds Sterling and other currencies. We currently intend to permanently reinvest these funds in our international operations. If we repatriate cash to the United States, we would utilize our net operating loss carryforwards and beyond that amount incur additional tax payments in the United States. Cash equivalents and short-term investments are primarily comprised of foreign and U.S. government securities and bank deposits.

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

The revolving credit facility provides for the issuance of up to $100.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of June 30, 2014, there were no borrowings under the facility, and approximately $2.4 million of letters of credit were issued under the facility.

On July 24, 2014, we acquired OpenTable, Inc., a leading provider of online restaurant reservations, in a cash transaction for a purchase price of approximately $2.5 billion (approximately $2.4 billion net of cash acquired) or $103.00 per share of OpenTable common stock. We funded the acquisition from cash on hand in the United States and $995 million borrowed under our revolving credit facility. Also in connection with this acquisition, we assumed unvested employee stock options and restricted stock units with an estimated fair value at acquisition of approximately $95 million, which will be accounted for as post-combination compensation expense. We intend to explore options for longer term financing in the future.

On August 6, 2014, we used our international cash to invest in a five-year Senior Convertible Note issued by Ctrip.com International Ltd. ("Ctrip"). The Note was issued at par with an aggregate principal amount of $500 million.

As of June 30, 2014, we had a remaining aggregate amount of $654.5 million authorized by our Board of Directors to purchase our common stock. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital, and other factors.

Our merchant transactions are structured such that we collect cash up front from our customers and then we pay most of our travel service providers at a subsequent date. We therefore tend to experience significant swings in deferred merchant bookings and travel service provider payables seasonally depending on the absolute level of our merchant transactions during the last few weeks of every quarter.

For the six months ended June 30, 2014, we paid $117.8 million to satisfy the aggregate principal amount due and issued 289,430 shares of our common stock in satisfaction of the conversion value in excess of the principal amount for debt converted prior to maturity. As of August 4, 2014, the Company had received early conversion notices that were settled in the third quarter of 2014 for an aggregate principal amount of approximately $4 million and issued shares of its common stock to satisfy the conversion value in excess of the principal amount associated with the 1.25% Convertible Senior Notes due March 2015.
Net cash provided by operating activities for the six months ended June 30, 2014, was $867.0 million, resulting from net income of $907.7 million and a favorable impact of $221.0 million for non-cash items not affecting cash flows, partially offset by net unfavorable changes in working capital and other assets and liabilities of $261.7 million. For the six months ended June 30, 2014, prepaid expenses and other current assets increased by $264.0 million, principally related to a first quarter prepayment of $346.4 million for income taxes for 2014 by Booking.com to earn a prepayment discount. For the six months ended June 30, 2014, accounts receivable increased $313.0 million, primarily due to increases in business volumes. For the six months ended June 30, 2014, accounts payable, accrued expenses and other current liabilities increased by $312.9 million. The increase in these working capital balances was primarily related to seasonality and increases in business volumes. Our bookings and revenues are generally higher in the second quarter of the year than in the fourth quarter of the year which typically results in higher accounts receivable, deferred merchant bookings, accounts payable and accrued expenses at June 30 compared to December 31. The growth in deferred merchant bookings was partly offset by an initiative at agoda.com which allows their customers to pay near the time of travel rather than at the time booking. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount of our convertible notes, and deferred income taxes.

Net cash provided by operating activities for the six months ended June 30, 2013, was $776.5 million, resulting from net income of $681.7 million and a favorable impact of $133.9 million for non-cash items not affecting cash flows, partially offset by net unfavorable changes in working capital and other assets and liabilities of $39.1 million. For the six months ended June 30, 2013, prepaid expenses and other current assets increased by $133.1 million, principally related to a first quarter prepayment of $224.0 million for income taxes for 2013 by Booking.com to earn a prepayment discount. For the six months ended June 30, 2013, accounts receivable increased $243.0 million and accounts payable, accrued expenses and other current liabilities increased by $328.0 million. The increase in these working capital balances were primarily related to seasonality and increases in business volumes. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount of our convertible notes, and deferred income taxes.

Net cash provided by investing activities was $1.5 billion for the six months ended June 30, 2014. Investing activities for the six months ended June 30, 2014 were affected by net sales of investments of $1.8 billion, partially offset by $101.1 million used for acquisitions, net of cash acquired, net payments of $69.8 million for the settlement of foreign currency contracts and a change in restricted cash of $5.2 million. Net cash used in investing activities was $986.0 million for the six months ended June 30, 2013. Investing activities for the six months ended June 30, 2013 were affected by net purchases of investments of $573.9 million, $330.8 million for acquisitions, net of cash acquired, payments of $44.2 million for the settlement of foreign currency contracts, and a change in restricted cash of $0.6 million.  Cash invested in purchase of property and equipment was $62.0 million and $36.5 million in the six months ended June 30, 2014 and 2013, respectively.

Net cash used in financing activities was $193.2 million for the six months ended June 30, 2014. The cash used by financing activities for the six months ended June 30, 2014 primarily consisted of treasury stock purchases of $97.3 million and payments of $117.8 million related to the conversion of senior notes, partially offset by proceeds from the exercise of employee stock options of $9.7 million and excess tax benefits from stock-based compensation of $12.2 million. Net cash provided by financing activities was $453.5 million for the six months ended June 30, 2013. The cash provided by financing activities for the six months ended June 30, 2013 was primarily related to proceeds from the issuance of convertible senior notes with an aggregate principal amount of $1.0 billion less $20.0 million of initial debt discount, proceeds from the exercise of employee stock options of $72.8 million. and excess tax benefits from stock-based compensation of $17.8 million, partially offset by treasury stock purchases of $423.3 million, $192.5 million spent to purchase the remaining shares underlying noncontrolling interests, and payments of $1.1 million for stock issuance costs.

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

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, we have established an accrual for the potential resolution of issues related to travel transaction taxes in the amount of approximately $55 million at both June 30, 2014 and December 31, 2013 (which includes, among other things, amounts related to the litigation in the State of Hawaii, San Antonio, District of Columbia and Chicago). The accrual is based on our estimate of the probable cost of resolving these issues. Our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made. We believe that even if we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash, it would not have a material impact on our liquidity.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We did not experience any material changes in interest rate exposures during the three months ended June 30, 2014. Based upon economic conditions and leading market indicators at June 30, 2014, we do not foresee a significant adverse change in interest rates in the near future.

Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available for sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis points (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of June 30, 2014 of approximately $14 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of June 30, 2014, the outstanding aggregate principal amount of our debt was approximately $2.0 billion. We estimate that the market value of such debt was approximately $2.8 billion as of June 30, 2014. A substantial portion of the market value of our debt in excess of the outstanding principal amount is related to the conversion premium on our outstanding convertible bonds.

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

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. These derivative contracts principally address foreign exchange fluctuation risk for the Euro and the British Pound Sterling versus the U.S. Dollar. As of June 30, 2014 and December 31, 2013, there were no such outstanding derivative contracts. Foreign exchange gains of $4.6 million and $4.3 million for the three and six months ended June 30, 2014, respectively, compared to foreign exchange gains of $1.8 million and $2.2 million for the three and six months ended June 30, 2013, respectively, were recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

As of June 30, 2014 and December 31, 2013, we had outstanding forward currency contracts with a notional value of approximately 2.0 billion Euros and 3.0 billion Euros, respectively, that are designated as hedges of our net investment in a foreign subsidiary for accounting purposes. These contracts are all short-term in nature. Mark-to-market adjustments on these net investment hedges are recorded as currency translation adjustments. The fair value of these derivatives at June 30, 2014 was a net liability of $19.2 million, with $25.2 million recorded in "Accrued expenses and other current liabilities" and $6.0 million recorded in "Prepaid expenses and other current assets" on the Unaudited Consolidated Balance Sheet. The fair value of these derivatives at December 31, 2013 was a net liability of $121.3 million, with $121.5 million recorded in "Accrued expenses and other current liabilities" and $0.2 million recorded in "Prepaid expenses and other current assets" on the Unaudited Consolidated Balance Sheet. A hypothetical 10% strengthening of the foreign exchange rates relative to the U.S. Dollar, with all other variables held constant, would have resulted in a derivative liability of approximately $290 million as of June 30, 2014. See Note 5 to the Unaudited Consolidated Financial Statements for further detail on our derivative instruments.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of material legal proceedings to which we are a party, and updates thereto, is contained in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2014, and is incorporated into this Item 1 by reference thereto.

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

Our financial prospects are significantly dependent upon the sale of travel services, particularly leisure travel. Travel, including accommodation (including hotels, bed and breakfasts, hostels, apartments, vacation rentals (including "aparthotels," which are apartments with a front desk and cleaning service) and other properties), rental car and airline ticket reservations, is dependent on discretionary spending levels. As a result, sales of travel services tend to decline during general economic downturns and recessions when consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns or effects that reduce their ability or willingness to travel. Accordingly, the recent worldwide recession led to a weakening in the fundamental demand for our travel reservation services and an increase in the number of consumers who canceled existing travel reservations with us. Also during the recession, the accommodation industry experienced a significant decrease in occupancy rates and average daily rates ("ADRs"). While lower occupancy rates have historically resulted in accommodation providers increasing their distribution of accommodation reservations through third-party intermediaries such as us, our remuneration for accommodation reservation transactions changes proportionately with price, and therefore, lower ADRs generally have a negative effect on our accommodation reservation business and a negative effect on our gross profit. Further, during periods of higher occupancy rates, accommodation providers may decrease their distribution of accommodation reservations through third-party intermediaries such as us, in particular through our discount services such as Name Your Own Price® and Express Deals®.
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
We derive a substantial portion of our revenues, and have significant operations, outside the United States. Our international operations include the Netherlands-based accommodation reservation service Booking.com, the Asia-based accommodation reservation service agoda.com, the U.K.-based rental car reservation service rentalcars.com and, to a lesser extent, KAYAK's international meta-search services and OpenTable's international business. Our international operations have achieved significant year-over-year growth in their gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers). This growth rate, which has contributed significantly to our growth in consolidated revenue, gross profit and earnings per share, has declined, a trend we expect to continue as the absolute level of our gross bookings grows larger. Other factors may also slow the growth rates of our revenues derived from our international business, including, for example, worldwide economic conditions, any strengthening of the U.S. Dollar versus the Euro and other currencies, declines in ADRs, increases in cancellations, adverse changes in travel market conditions and the competitiveness of the market. A decline in the growth rates of our international business could have a negative impact on our future gross profit and earnings per share growth rates and, as a consequence, our stock price.
Our strategy involves continued rapid international expansion in regions throughout the world. Many of these regions have different customs, currencies, levels of customer acceptance of the Internet, legislation, regulatory environments, tax laws and levels of political stability. International markets may have strong local competitors with an established brand and travel service provider or restaurant relationships that may make expansion in that market difficult and costly and take more time than anticipated. In addition, compliance with non-U.S. legal, regulatory or tax requirements places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences. In some markets such as China, legal and other regulatory requirements may prohibit or limit participation by foreign businesses, such as by making foreign ownership or management of Internet or travel-related businesses illegal or difficult, or may make direct participation in those markets uneconomic, which could make our entry into and expansion in those markets difficult or impossible, require that we work with a local partner or result in higher operating costs. If we are unsuccessful in rapidly expanding in new and existing markets and managing that expansion, our business, results of operations and financial condition could be adversely affected.
Certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding accommodations available for reservation on our websites, including hotels, bed and breakfasts, hostels and vacation rentals. Vacation rentals generally consist of, among others, properties categorized as single-unit and multi-unit villas, holiday homes, apartments, "aparthotels" (which are apartments with a front desk and cleaning service) and chalets and are generally self-catered (i.e., include a kitchen), directly bookable properties. Many of the newer accommodations we add to our travel reservation services, especially in highly penetrated markets, may have fewer rooms, lower ADRs or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts), and therefore may also negatively impact our margins. For example, because a vacation rental is either a single unit or a small collection of independent units, vacation rental properties represent more limited booking opportunities than non-vacation rental properties, which generally have more units to rent per property. Our non-hotel accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors. As we increase our non-hotel accommodation business, these different market characteristics could negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our websites, our gross bookings growth rate and property growth rate will likely diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of non-hotel accommodations increases, the number of reservations per property will likely decrease.
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
The number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 11,700 as of June 30, 2014, which growth is mostly comprised of hires by our international operations, including as a result of our international acquisitions. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage this growth and our future operations, especially as we employ personnel in multiple geographic locations around the world. We are subject to risks typical of international businesses, including differing economic conditions, differing customs, languages and consumer expectations, changes in political climate, differing tax structures and other regulations and restrictions, including labor laws and customs, and foreign exchange rate volatility.
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
We currently, or potentially may, compete with a variety of companies, including:

•
online travel reservation services such as Expedia, Hotels.com, Hotwire, eLong, CarRentals.com and Venere, which are owned by Expedia; Travelocity and lastminute.com, which are owned by the Sabre Group; Orbitz.com, Cheaptickets, ebookers, HotelClub and RatesToGo, which are owned by Orbitz Worldwide; laterooms and asiarooms, which are owned by Tui Travel; Hotel Reservation Service and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, Car Trawler, Ctrip, HomeAway, MakeMyTrip, Airbnb, Webjet, Rakuten, Jalan, Hotel Urbano, ViajaNet, Submarino Viagens, Despegar/Decolar, 17u.com, Bookit.com, CheapOair, Mr. and Mrs. Smith, eDreams ODIGEO and Wotif (which has agreed to be acquired by Expedia);

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

TripAdvisor, a leading travel research and review website, Google, the world's largest search engine, and other large, established companies with substantial resources and expertise in developing online commerce and facilitating Internet traffic have launched meta-search services and may create additional inroads into online travel, both in the United States and internationally. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., accommodations, rental car companies or airlines), OTA and other travel websites and, in many instances, compete directly with us for consumers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTAs or other travel websites, which could lead to travel service providers or others gaining a larger share of search traffic. TripAdvisor has begun supporting its meta-search service with offline advertising, and trivago, a leading meta-search service in Europe, recently expanded its offline advertising campaign into the United States. Google offers "Hotel Finder", a meta-search service that Google has at times placed at or near the top of hotel-related search results. Through our KAYAK meta-search service, we compete directly with other meta-search services. KAYAK depends on access to information related to travel service pricing, schedules, availability and other related information from OTAs and travel service providers. To the extent OTAs or travel service providers no longer provide such information to KAYAK, whether due to its affiliation with us or otherwise, KAYAK's business and results of operations could be harmed and the value of our investment in KAYAK could be adversely affected.

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

As a result of our acquisition of OpenTable, we now compete or may in the future compete with other restaurant reservation providers, such as Yelp's SeatMe service and LaFourchette, a European restaurant reservation business recently acquired by TripAdvisor.

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

There has been a proliferation of new channels through which accommodations can offer reservations. For example, some accommodations offer reservations through "daily deal" websites such as Groupon and Living Social, which sell coupons to customers at a substantial discount. Companies such as HotelTonight, BackBid, GuestMob, Tingo and Hipmunk have developed new and differentiated offerings that endeavor to provide savings on accommodation reservations to consumers and that compete directly with us. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its website. If any of these new services are successful, we may experience less demand for our services and are likely to face more competition for access to the limited supply of discounted accommodation room rates.

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

Competition in U.S. online travel remains intense and online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantages. In particular, the competition to provide "opaque" accommodation reservation services to consumers, an area in which our priceline.com U.S. business has been a leader, has become more intense. For example, Expedia makes opaque accommodation reservations available through its Hotwire brand and on its principal website under the name "Expedia Unpublished Rates" and, we believe, has supported this initiative with steeper discounts through lower margins. As with our opaque Name Your Own Price® and Express Deals® accommodation reservation services, the name of the accommodation is not disclosed until after booking the reservation. We believe these offerings, in particular "Expedia Unpublished Rates," have adversely impacted the market share and year-over-year growth rate of our Name Your Own Price® opaque accommodation service, which began to experience a decline in room night reservations in the third quarter of 2011. These and other competitors could also launch opaque rental car services, which could negatively impact our opaque Name Your Own Price® rental car service. If Expedia or others are successful in growing their opaque accommodation reservation services, we may have less consumer demand for our opaque accommodation reservation services over time, and we would face more competition for access to the limited supply of discounted accommodation room rates. In an effort to compete more effectively against these new offerings, in 2012 we launched Express Deals®, a semi-opaque price-disclosed accommodation reservation service. While Express Deals® has been a significant contributor to the improved performance of our opaque accommodation reservation service, the offering may not ultimately be successful at recovering or growing U.S. accommodation reservation service market share. As a result of this increased competition, our share of the discount accommodation reservation market in the United States could further decrease, which would harm our business and results of operations. In addition, high hotel occupancy levels in the United States have had an adverse impact on our access to hotel rooms for our opaque hotel reservation services. Further, growth in discounted closed user group retail prices for hotel rooms lessens the price difference for members of the closed user group between a retail hotel reservation and an opaque hotel reservation, which may lead to fewer consumers using our opaque hotel reservation services.

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
We believe that maintaining and expanding the Booking.com, priceline.com, agoda.com, KAYAK, rentalcars.com and OpenTable brands, along with our other owned brands, are important aspects of our efforts to attract and retain customers. Effective online advertising has been an important factor in our growth, and we believe it will continue to be important to our future success. As our competitors spend increasingly more on advertising, we are required to spend more in order to maintain our brand recognition and, in the case of online advertising, to maintain and grow traffic to our websites. In addition, we have invested considerable money and resources in the establishment and maintenance of our brands, and we will continue to invest resources in advertising, marketing and other brand building efforts to preserve and enhance consumer awareness of our brands. We may not be able to successfully maintain or enhance consumer awareness and acceptance of our brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness and acceptance of our brands in a cost-effective manner, our business, market share and results of operations would be materially adversely affected.
Our online advertising efficiency is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates and our ability to convert paid traffic to booking customers and then having customers return directly to our websites or mobile apps for future bookings. We use third party websites, including online search engines (primarily Google), meta-search and travel research services, and affiliate marketing as primary means of generating traffic to our websites. Our online advertising expense has increased significantly in recent years, a trend we expect to continue. In addition, our online advertising has grown faster than our gross profit due to (1) lower ROIs from our online advertising, (2) brand mix within The Priceline Group and (3) channel mix within certain of our brands. Our online advertising ROIs were down year-over-year for the six months ended June 30, 2014. Furthermore, our international brands are generally growing faster than our U.S. brands, and typically spend a higher percentage of gross profit on online advertising. Finally, certain of our brands are obtaining an increasing share of traffic through paid online advertising channels. Any reduction in our advertising efficiency could have an adverse effect on our business and results of operations, whether through reduced gross profit or gross profit growth or through advertising expenses increasing faster than gross profit and thereby reducing margins and earnings growth.

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
In addition, we purchase website traffic from a number of other sources, including some operated by our competitors, in the form of pay-per-click arrangements that can be terminated with little or no notice. If one or more of such arrangements is terminated, our business, market share and results of operations could be adversely affected. Lastly, we rely on various third party distribution channels (i.e., marketing affiliates) to distribute hotel room, rental car and airline reservations. Should one or more of such third parties cease distribution of reservations made through us, or suffer deterioration in its search engine ranking, due to changes in search engine algorithms or otherwise, our business and results of operations could be negatively affected.
Recent trends in consumer adoption and use of mobile devices create new challenges and may enable device companies such as Apple to compete directly with us.
Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones, and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful "apps" available on these devices, is driving substantial traffic and commerce activity to mobile platforms. We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for accommodation reservations. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple apps from multiple companies providing a similar service and instead prefer to use one or a limited number of apps for their mobile travel and restaurant research and reservation activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important. We have made significant progress creating mobile offerings that have received strong reviews and achieved solid download trends, and that are driving a material and increasing share of our business. We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer and to mobile applications in addition to a web browser. Further, many consumers use a mobile device based web browser instead of an app. As a result, it is increasingly important for us to develop and maintain effective mobile websites optimized for mobile devices to provide customers with appealing easy-to-use mobile website functionality. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile apps are not downloaded and used by consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.
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
As an international business providing reservation and advertising services around the world, we are subject to income taxes and non-income based taxes in both the United States and various non-U.S. jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets or changes in tax laws or their interpretation. If our effective tax rates were to increase, our cash flows, financial condition and results of operations would be adversely affected.
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
We will be subject to increased income taxes in the event that our cash balances held outside the United States are remitted to the United States. As of June 30, 2014, we held approximately $5.4 billion of cash, cash equivalents and short-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our

non-U.S. operations. If our cash balances outside the United States continue to grow and our ability to reinvest those balances outside the United States diminishes, it will become increasingly likely that we will repatriate some of these cash balances to the United States. In such event, we would likely be subject to additional income tax expense in the United States with respect to our unremitted non-U.S. earnings. We would not make additional income tax payments unless we were to actually repatriate our international cash balances to the United States. We would pay only U.S. federal alternative minimum tax and certain U.S. state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. Additionally, if we were to repatriate cash held outside the United States to the United States, it would use a portion of our U.S. net operating loss carryforwards which could result in us being subject to a cash income tax liability on the earnings of our U.S. business sooner than would otherwise have been the case.
Various legislative proposals that would reform U.S. corporate income tax laws have been proposed by President Obama's administration as well as members of the U.S. Congress, including proposals that would significantly impact how U.S. multinational corporations are taxed on foreign earnings.  Such proposals include changes that would reduce U.S. tax deferral on certain foreign digital goods and services transactions, provide a minimum tax on foreign earnings, limit U.S. deductions for interest expense related to un-repatriated non-U.S.-source income and put in place certain tax disincentives for offshoring jobs or business segments.  We cannot determine whether some or all of these or other proposals will be enacted into law or what, if any, changes may be made to such proposals prior to being enacted into law.  If U.S. tax laws change in a manner that increases our tax obligations, our financial position and results of operations could be adversely impacted.

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
Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings. For example, in September 2012, the Superior Court in the District of Columbia granted a summary judgment in favor of the city and against online travel companies. Similarly, in January 2013, the Tax Appeal Court for the State of Hawaii held that online travel companies, including us, are liable for the State's general excise tax on the full amount the online travel company collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel. We recorded an accrual for travel transaction taxes (including estimated interest and penalties) of approximately $16.5 million in December 2012 and approximately $18.7 million in the three months ended March 31, 2013, primarily related to this ruling. During the year ended December 31, 2013 and six months ended June 30, 2014, the Company paid approximately $20.6 million and $1.1 million, respectively, to the State of Hawaii related to this ruling. The Company has filed an appeal with the Tax Appeal Court and intends to vigorously appeal this ruling. These decisions and any similar decisions in other jurisdictions could have a material adverse effect on our business, margins and results of operations. An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries. In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs. There have been, and will continue to be, substantial ongoing costs, which may include "pay first" payments, associated with defending our position in pending and any future cases or proceedings. An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on our business and results of operations and could be material to our results of operations or cash flows in any given fiscal period.
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
We are dependent on providers of accommodations, rental cars and airline tickets and on restaurants.
We rely on providers of accommodations, rental cars and airline tickets and on restaurants to make their services available to consumers through us. Our arrangements with travel service providers generally do not require them to make available any specific quantity of accommodation reservations, rental cars or airline tickets, or to make accommodation reservations, rental cars or airline tickets available in any geographic area, for any particular route or at any particular price. Similarly, our arrangements with restaurants generally do not require them to provide all of their available tables and reservations to customers through us. During the course of our business, we are in continuous dialog with our major travel service providers about the nature and extent of their participation in our services. A significant reduction on the part of any of our major travel service providers or providers that are particularly popular with consumers in their participation in our services for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, market share and results of operations. To the extent any of those major or popular travel service providers ceased to participate in our services in favor of one of our competitors' systems or decided to require consumers to purchase services directly from them, our business, market share and results of operations could be harmed. Further, as consolidation among travel service providers increases, the potential adverse effect of a decision by any particular significant travel service provider (such as a large hotel chain, airline or rental car company) to withdraw from or reduce its participation in our services increases. To the extent restaurants limit the availability of reservations through OpenTable, customers may not continue to use our services and/or our revenues could be adversely affected, especially if reservations during highly desirable times on high volume days are not made available through us.
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
In July 2012, the Office of Fair Trading (the "OFT"), the predecessor competition authority in the United Kingdom to the Competition and Markets Authority ("CMA"), issued a "Statement of Objections" ("SO") to Booking.com, which set out the OFT's preliminary views on why it believed Booking.com and others in the online accommodation reservation sector were allegedly in breach of E.U. and U.K. competition law. The SO alleged, among other things, that there were agreements or concerted practices between accommodations and Booking.com and at least one other online travel company that restricted Booking.com's (and the other online travel company's) ability to discount hotel room reservations, which the OFT alleged was a form of resale price maintenance. We dispute the allegations in the SO. Booking.com runs an agency model accommodation reservation platform in which accommodations have complete discretion and control over setting the prices that appear on the Booking.com website. Booking.com is a facilitator of accommodation room reservations; it does not take possession of or title to accommodation rooms and is not a reseller of accommodation rooms. Because Booking.com plays no role in price setting, does not control pricing and does not resell accommodation rooms, it does not believe that it engages in the conduct alleged in the SO. On January 31, 2014, the OFT announced that it had accepted commitments offered by Booking.com, as well as by Expedia and Intercontinental Hotel Group, ("Commitments") to close the investigation on the basis that they address the OFT's competition concerns. The OFT has now closed its investigation with no finding of infringement or admission of wrongdoing and no imposition of a fine. The Commitments provide, among other things, that hotels will continue to be able to set retail prices for hotel room reservations on all online travel company websites, such as Booking.com. Online travel companies, such as Booking.com, now have the flexibility to discount a hotel's retail price, but only to members of closed groups, a concept that is defined in the Commitments, who have previously made a reservation with the online travel company. The discount may be up to Booking.com's commission. In addition, Booking.com will not require rate parity from hotels in relation to discounted rates that are provided by other online travel companies or hotels to members of their closed groups, provided the discounted rate is not made public. The Commitments apply to bookings by European Economic Area residents at U.K. hotels. On March 31, 2014, Skyscanner, a meta-search website based in the United Kingdom, filed an appeal in the Competition Appeal Tribunal ("CAT") against the OFT's decision to accept the Commitments. Booking.com intervened in support of the CMA in the CAT. A decision by the CAT (either dismissing the appeal, or remitting the case back to the CMA for reconsideration in line with the CAT's directions) is expected during 2014.
The competition authorities of many governments have begun investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. National competition authorities in France, Germany, Italy, Austria, Hungary, Sweden, Ireland, Denmark and Switzerland, have opened investigations that focus on Booking.com's rate parity clause in its contracts with accommodation providers in those jurisdictions. Competition related inquiries have also been received from the competition authority in China. All of these investigations are at a preliminary stage, and we are in ongoing discussions with the relevant regulatory authorities regarding their concerns.  We are currently unable to predict the outcome of these investigations or how our business may be affected.  Possible outcomes include requiring Booking.com to remove its rate parity clause from its contracts with accommodation providers in those jurisdictions and/or the imposition of fines. We note that the German competition authority has required Hotel Reservation Service to remove its rate parity clause from its contracts with hotels, though this decision is currently subject to appeal. To the extent that regulatory authorities require changes to our business practices or to those currently common to the industry, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding any such investigations could adversely affect our brand and therefore our market share and results of operations.

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
The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new service announcements, introductions and enhancements and changing consumer demands. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the progress of technology adoption in various markets, including the continuing adoption of the Internet and online commerce in certain geographies and the emergence and growth of the use of smart phones and tablets for mobile e-commerce transactions, including through the increasing use of mobile apps. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually innovate and improve the performance, features and reliability of our service in response to competitive service offerings and the evolving demands of the marketplace. In particular, we believe that it will be increasingly important for us to effectively offer our services through mobile applications and mobile optimized websites on smart phones and tablets. Any failure by us to successfully develop and achieve customer adoption of our mobile applications and mobile optimized websites would likely have a material and adverse effect on our growth, market share, business and results of operations. We believe that ease-of-use, comprehensive functionality and the look and feel of our mobile apps and mobile optimized websites will be increasingly competitively critical as consumers obtain more of their travel and restaurant services through mobile devices. As a result, we intend to continue to spend significant resources maintaining, developing and enhancing our websites, including our mobile optimized websites, and our mobile apps and other technology.
In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure to those new technologies, which could adversely affect our results of operations or financial condition. For example, KAYAK generates revenues, in part, by allowing consumers to compare search results that appear in additional "pop-under" windows. Recent changes in browser functionality may either block or otherwise limit the use of "pop-under" windows, which has had a negative impact on our revenues. Any failure to implement or adapt to new technologies in a timely manner or at all could adversely affect our ability to compete, increase our customer acquisition costs or otherwise adversely affect our business, and therefore adversely affect our brand, market share and results of operations.
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
The success of our acquisition of KAYAK is subject to numerous risks and uncertainties.
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
The success of our acquisition of OpenTable is subject to numerous risks and uncertainties.
On July 24, 2014, we acquired OpenTable, a leading provider of online restaurant reservations. We believe that the online restaurant reservation business is complementary to our online travel businesses, and that both OpenTable and our travel businesses will benefit from adding OpenTable to The Priceline Group. As a result of our acquisition of OpenTable, we are subject to risks associated with OpenTable's business, many of which are the same risks that our other businesses face. Other risks include: OpenTable's ability to increase the number of restaurant customers and diners and retain existing restaurant customers and diners; competition both to provide reservation services to restaurants and attract diners to make reservations through OpenTable's websites and apps; OpenTable's ability to expand internationally; OpenTable's ability to effectively and efficiently market to new restaurant customers and diners; and any risks that cause people to refrain from dining at restaurants, such as economic downturns, severe weather, outbreaks of pandemic or contagious diseases, or threats of terrorist attacks. If OpenTable is unsuccessful in profitably growing its global online restaurant reservation business or it experiences a significant reduction in revenues due to factors such as competition or any other reason, the value of our investment in OpenTable may be adversely affected and we may incur an impairment charge related to goodwill.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended June 30, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 –	—		—	—	$382	(1)
April 30, 2014	—		—	—	$654,533,249	(2)
	235	(3)	$1,197.14	N/A	N/A	(3)

May 1, 2014 –	—		—	—	$382	(1)
May 31, 2014	—		—	—	$654,533,249	(2)
	288	(3)	$1,196.20	N/A	N/A	(3)

June 1, 2014 –	—		—	—	$382	(1)
June 30, 2014	—		—	—	$654,533,249	(2)
	32	(3)	$1,246.49	N/A	N/A	(3)
Total	555		$1,199.49	—	$654,533,631
 _____________________________

(1)	Pursuant to a stock repurchase program announced on March 4, 2010, whereby the Company was authorized to repurchase up to $500,000,000 of its common stock.

(2)	Pursuant to a stock repurchase program announced on May 29, 2013, whereby the Company was authorized to repurchase up to $1,000,000,000 of its common stock.

(3)
Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Sales of Unregistered Securities

Between April 1, 2014 and June 30, 2014, we issued 146,534 shares of our common stock in connection with the conversion of $59,374,000 principal amount of our 1.25% Convertible Senior Notes due 2015. The conversions were effected in accordance with the indenture, which provides that the principal amount of converted notes be paid in cash and the conversion premium be paid in cash and/or shares of common stock at our election. In each case, we chose to pay the conversion premium in shares of common stock (fractional shares are paid in cash). The issuances of the shares were not registered under the Securities Act of 1933, as amended (the "Act") pursuant to Section 3(a)(9) of the Act.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1(a)	Agreement and Plan of Merger, dated as of June 12, 2014, by and among OpenTable, Inc., The Priceline Group Inc. and Rhombus, Inc.
3.1(b)	Restated Certificate of Incorporation.
3.2(c)	Amended and Restated By-Laws, dated April 1, 2014.
31.1	Certification of Darren R. Huston, the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Darren R. Huston, the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 13, 2014 and incorporated herein by reference.

(b)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 18, 2014 and incorporated herein by reference.

(c)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 1, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRICELINE GROUP INC.
(Registrant)

Date:	August 11, 2014	By:	/s/ Daniel J. Finnegan
Name: Daniel J. Finnegan Title: Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

2.1(a)	Agreement and Plan of Merger, dated as of June 12, 2014, by and among OpenTable, Inc., The Priceline Group Inc. and Rhombus, Inc.
3.1(b)	Restated Certificate of Incorporation.
3.2(c)	Amended and Restated By-Laws, dated April 1, 2014.
31.1	Certification of Darren R. Huston, the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Darren R. Huston, the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 13, 2014 and incorporated herein by reference.

(b)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 18, 2014 and incorporated herein by reference.

(c)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 1, 2014 and incorporated herein by reference.