Form 10-Q
period 2014-09-30
Priceline Group Inc.
filed 2014-11-04
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

Number of shares of Common Stock outstanding at October 27, 2014:

Common Stock, par value $0.008 per share	52,356,024
(Class)	(Number of Shares)

The Priceline Group Inc.
Form 10-Q

For the Three Months Ended September 30, 2014

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

The Priceline Group Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$5,043,724	$1,289,994
Restricted cash	903	10,476
Short-term investments	1,193,353	5,462,720
Accounts receivable, net of allowance for doubtful accounts of $13,175 and $14,116, respectively	843,560	535,962
Prepaid expenses and other current assets	166,308	107,102
Deferred income taxes	56,017	74,687
Total current assets	7,303,865	7,480,941
Property and equipment, net	203,790	135,053
Intangible assets, net	2,175,214	1,019,985
Goodwill	3,483,144	1,767,912
Long-term investments	1,965,182	—
Deferred income taxes	4,714	7,055
Other assets	48,471	33,514
Total assets	$15,184,380	$10,444,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$525,441	$247,345
Accrued expenses and other current liabilities	609,071	545,342
Deferred merchant bookings	416,852	437,127
Convertible debt	37,781	151,931
Total current liabilities	1,589,145	1,381,745
Deferred income taxes	866,167	326,425
Other long-term liabilities	107,938	75,981
Long-term debt	3,887,243	1,742,047
Total liabilities	6,450,493	3,526,198

Convertible debt	776	8,533

Stockholders' equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 61,800,076 and 61,265,160 shares issued, respectively	480	476
Treasury stock, 9,444,868 and 9,256,721 shares, respectively	(2,232,663)	(1,987,207)
Additional paid-in capital	4,848,824	4,592,979
Accumulated earnings	6,188,674	4,218,752
Accumulated other comprehensive income (loss)	(72,204)	84,729
Total stockholders' equity	8,733,111	6,909,729
Total liabilities and stockholders' equity	$15,184,380	$10,444,460

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Agency revenues	$2,099,629	$1,576,434	$4,615,169	$3,411,002
Merchant revenues	613,535	620,904	1,707,786	1,729,692
Advertising and other revenues	123,333	72,565	278,919	111,459
Total revenues	2,836,497	2,269,903	6,601,874	5,252,153
Cost of revenues	216,519	280,838	692,429	869,568
Gross profit	2,619,978	1,989,065	5,909,445	4,382,585
Operating expenses:
Advertising — Online	699,814	533,164	1,860,317	1,399,452
Advertising — Offline	71,593	39,891	183,093	99,750
Sales and marketing	86,092	65,274	225,456	177,392
Personnel, including stock-based compensation of $46,136, $34,551, $120,108 and $90,996, respectively	259,471	186,443	675,854	486,658
General and administrative	97,902	63,113	261,950	178,195
Information technology	24,802	18,536	72,068	48,717
Depreciation and amortization	57,599	35,747	136,262	80,854
Total operating expenses	1,297,273	942,168	3,415,000	2,471,018
Operating income	1,322,705	1,046,897	2,494,445	1,911,567
Other income (expense):
Interest income	2,490	867	5,165	2,882
Interest expense	(22,953)	(24,135)	(57,804)	(61,097)
Foreign currency transactions and other	3,347	(3,278)	(4,399)	(7,002)
Total other income (expense)	(17,116)	(26,546)	(57,038)	(65,217)
Earnings before income taxes	1,305,589	1,020,351	2,437,407	1,846,350
Income tax expense	243,336	187,362	467,485	331,629
Net income	1,062,253	832,989	1,969,922	1,514,721
Less: net income attributable to noncontrolling interests	—	—	—	135
Net income applicable to common stockholders	$1,062,253	$832,989	$1,969,922	$1,514,586
Net income applicable to common stockholders per basic common share	$20.27	$16.22	$37.65	$29.88
Weighted average number of basic common shares outstanding	52,405	51,363	52,319	50,690
Net income applicable to common stockholders per diluted common share	$20.03	$15.72	$37.13	$29.00
Weighted average number of diluted common shares outstanding	53,024	52,984	53,048	52,226

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$1,062,253	$832,989	$1,969,922	$1,514,721
Other comprehensive income, net of tax
Foreign currency translation adjustments (1)	(124,412)	114,366	(130,997)	52,547
Unrealized gain (loss) on marketable securities (2)	(26,127)	977	(25,936)	476
Comprehensive income	911,714	948,332	1,812,989	1,567,744
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	(10,279)
Comprehensive income attributable to common stockholders	$911,714	$948,332	$1,812,989	$1,578,023

(1) Net of tax of $18,046 and $33,391 for the three and nine months ended September 30, 2014, respectively, and net of tax benefit of $42,253 and $27,969 for the three and nine months ended 2013, respectively, associated with net investment hedges. See Note 12.

(2) Net of tax benefit of $8,747 and $8,693 for the three and nine months ended September 30, 2014, respectively, and net of tax of $452 and $201 for the three and nine months ended 2013, respectively.

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2013	61,265	$476	(9,257)	$(1,987,207)	$4,592,979	$4,218,752	$84,729	$6,909,729
Net income applicable to common stockholders	—	—	—	—	—	1,969,922	—	1,969,922
Foreign currency translation adjustments, net of tax of $33,391	—	—	—	—	—	—	(130,997)	(130,997)
Unrealized loss on marketable securities, net of tax benefit of $8,693	—	—	—	—	—	—	(25,936)	(25,936)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	7,757	—	—	7,757
Exercise of stock options and vesting of restricted stock units and performance share units	235	2	—	—	12,432	—	—	12,434
Repurchase of common stock	—	—	(188)	(245,456)	—	—	—	(245,456)
Stock-based compensation and other stock-based payments	—	—	—	—	122,120	—	—	122,120
Conversion of debt	300	2	—	—	520	—	—	522
Issuance of convertible senior notes	—	—	—	—	85,126	—	—	85,126
Stock options and restricted stock units assumed in acquisitions	—	—	—	—	13,751	—	—	13,751
Excess tax benefit on stock-based compensation	—	—	—	—	14,139	—	—	14,139
Balance, September 30, 2014	61,800	$480	(9,445)	$(2,232,663)	$4,848,824	$6,188,674	$(72,204)	$8,733,111

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$1,969,922	$1,514,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,704	33,965
Amortization	81,558	46,889
Provision for uncollectible accounts, net	14,150	12,678
Deferred income taxes	46,451	11,450
Stock-based compensation expense and other stock-based payments	122,120	91,810
Amortization of debt issuance costs	3,818	4,352
Amortization of debt discount	39,079	41,225
Loss on early extinguishment of debt	6,254	—
Changes in assets and liabilities:
Accounts receivable	(353,357)	(283,961)
Prepaid expenses and other current assets	(35,341)	(8,514)
Accounts payable, accrued expenses and other current liabilities	209,557	280,945
Other	202	1,403
Net cash provided by operating activities	2,159,117	1,746,963
INVESTING ACTIVITIES:
Purchase of investments	(7,327,635)	(7,100,081)
Proceeds from sale of investments	9,703,032	5,341,488
Additions to property and equipment	(90,725)	(56,958)
Acquisitions and other equity investments, net of cash acquired	(2,496,084)	(331,557)
Proceeds from foreign currency contracts	14,354	3,266
Payments on foreign currency contracts	(94,661)	(56,045)
Change in restricted cash	9,309	(1,506)
Net cash used in investing activities	(282,410)	(2,201,393)
FINANCING ACTIVITIES:
Proceeds from revolving credit facility	995,000	—
Payments related to revolving credit facility	(995,000)	—
Proceeds from the issuance of long-term debt	2,282,217	980,000
Payment of debt issuance costs	(16,241)	(910)
Payments related to conversion of senior notes	(121,925)	(8)
Repurchase of common stock	(245,456)	(883,008)
Payments to purchase subsidiary shares from noncontrolling interests	—	(192,530)
Payments of stock issuance costs	—	(1,191)
Proceeds from exercise of stock options	12,434	86,310
Excess tax benefit on stock-based compensation	14,139	13,318
Net cash provided by financing activities	1,925,168	1,981
Effect of exchange rate changes on cash and cash equivalents	(48,145)	12,194
Net increase (decrease) in cash and cash equivalents	3,753,730	(440,255)
Cash and cash equivalents, beginning of period	1,289,994	1,536,349
Cash and cash equivalents, end of period	$5,043,724	$1,096,094
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$412,185	$265,303
Cash paid during the period for interest	$14,531	$18,614
Non-cash fair value increase for redeemable noncontrolling interests	$—	$42,522
Non-cash investing activity for contingent consideration	$13,310	$—
Non-cash financing activity for acquisitions	$13,752	$1,546,748
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

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including its primary brands of Booking.com, priceline.com, agoda.com, rentalcars.com, OpenTable, Inc. ("OpenTable") since its acquisition on July 24, 2014 and KAYAK Software Corporation ("KAYAK") since its acquisition on May 21, 2013. All inter-company accounts and transactions have been eliminated in consolidation.  The functional currency of the Company's foreign subsidiaries is generally the respective local currency.  Assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at the average exchange rates for the period.  Translation gains and losses are included as a component of "Accumulated other comprehensive income (loss)" on the accompanying Unaudited Consolidated Balance Sheets.  Foreign currency transaction gains and losses are included on the Unaudited Consolidated Statements of Operations in "Foreign currency transactions and other."

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

2.                                      STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation expense included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $46.1 million and $34.6 million for the three months ended September 30, 2014 and 2013, respectively, and $120.1 million and $91.0 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Restricted Stock Units and Performance Share Units

The following table summarizes the activity of restricted stock units and performance share units ("share-based awards") during the nine months ended September 30, 2014:

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	534,319	$615.10
Granted	121,534	$1,316.18
Assumed in an acquisition	43,993	$1,238.68
Vested	(184,678)	$477.07
Performance Share Units Adjustment	28,516	$787.71
Forfeited	(6,661)	$919.88
Unvested at September 30, 2014	537,023	$877.70

As of September 30, 2014, there was $261.3 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted average period of 1.7 years.

During the nine months ended September 30, 2014, the Company made broad-based grants of 49,941 restricted stock units that generally vest after three years. These share-based awards had a total grant date fair value of $64.7 million based on a weighted average grant date fair value per share of $1,295.42.

In addition, during the nine months ended September 30, 2014, the Company granted 71,593 performance share units to executives and certain other employees.  The performance share units had a total grant date fair value of $95.3 million based upon a weighted average grant date fair value per share of $1,330.66.  The performance share units are payable in shares of the Company's common stock upon vesting. Subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability, recipients of these performance share units must continue their service through the three year requisite service period in order to receive any shares.  Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period, which, for most of these performance share units, ends December 31, 2016, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.  As of September 30, 2014, the estimated number of probable shares to be issued is a total of 71,593 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 144,714 total shares could be issued.  If the minimum performance thresholds are not met, 50,636 shares would be issued at the end of the performance period.

2013 Performance Share Units

During the year ended December 31, 2013, the Company granted 104,865 performance share units with a grant date fair value of $74.4 million, based on a weighted average grant date fair value per share of $709.74. The actual number of shares to be issued will be determined upon completion of the performance period which ends December 31, 2015.

At September 30, 2014, there were 103,104 unvested 2013 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of September 30, 2014, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 195,337 shares. If the maximum thresholds are met at the end of the performance period, a maximum of 225,778 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 40,408 shares would be issued at the end of the performance period.

2012 Performance Share Units

During the year ended December 31, 2012, the Company granted 60,365 performance share units with a grant date fair value of $39.0 million, based on a weighted average grant date fair value per share of $645.86.  The actual number of shares to be issued will be determined upon completion of the performance period which ends December 31, 2014.

At September 30, 2014, there were 57,927 unvested 2012 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date.  As of September 30, 2014, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 100,856 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum of 115,854 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 36,173 shares would be issued at the end of the performance period.

Stock Options - Other than Stock Options Assumed in Acquisitions

During the nine months ended September 30, 2014, stock options, other than those assumed in acquisitions, were exercised for 7,150 shares of common stock with a weighted average exercise price per share of $22.42 and an aggregate intrinsic value of $8.6 million.  As of September 30, 2014, the aggregate number of shares subject to stock options outstanding and exercisable, other than those assumed in acquisitions, was 1,850, with a weighted average exercise price per share of $23.08, a weighted average remaining term of 0.8 years and an aggregate intrinsic value of $2.1 million.

Stock Options Assumed in Acquisitions

The following table summarizes the activity for the nine months ended September 30, 2014 for employee stock options assumed in acquisitions:

Assumed Employee Stock Options	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Balance, December 31, 2013	128,708	$335.83	$106,386	6.9
Assumed in acquisitions	61,897	$457.67
Exercised	(36,322)	$324.18
Forfeited	(928)	$599.98
Balance, September 30, 2014	153,355	$386.16	$118,453	6.8
Vested and exercisable as of September 30, 2014	80,425	$289.79	$69,873	5.8
Vested and exercisable as of September 30, 2014 and unvested expected to vest thereafter, net of estimated forfeitures	152,028	$386.04	$117,447	6.8

The aggregate intrinsic value of employee stock options assumed in acquisitions that were exercised during the nine months ended September 30, 2014 was $35.1 million. During the nine months ended September 30, 2014, assumed unvested employee stock options vested for 26,765 shares of common stock with an acquisition date fair value of $13.5 million.

For the three and nine months ended September 30, 2014, the Company recorded stock-based compensation expense related to these unvested assumed employee stock options of $8.1 million and $14.9 million, respectively, compared to $12.0 million and $23.0 million for the three and nine months ended September 30, 2013, respectively. For the nine months ended September 30, 2014, employee stock options assumed in acquisitions had a total acquisition date fair value of $45.5 million based on a weighted average acquisition date fair value of $734.76 per share. As of September 30, 2014, there was $44.4 million of total future compensation costs related to unvested assumed employee stock options to be recognized over a weighted average period of 1.8 years.

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

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average number of basic common shares outstanding	52,405	51,363	52,319	50,690
Weighted average dilutive stock options, restricted stock units and performance share units	272	338	308	359
Assumed conversion of Convertible Senior Notes	347	1,283	421	1,177
Weighted average number of diluted common and common equivalent shares outstanding	53,024	52,984	53,048	52,226
Anti-dilutive potential common shares	2,628	2,923	2,577	2,931

Anti-dilutive potential common shares for the nine months ended September 30, 2014 include approximately 2.1 million shares that could be issued under the Company's outstanding convertible notes.  Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company's average stock price for the period exceeds the conversion price for the convertible notes.

4.                                      INVESTMENTS

The following table summarizes, by major security type, the Company's investments as of September 30, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Short-term investments:
Foreign government securities	$189,491	$24	$—	$189,515
U.S. government securities	650,518	2	(7)	650,513
U.S. commercial paper	182,788	5	(163)	182,630
U.S. government agency securities	170,708	1	(14)	170,695
Total short-term investments	$1,193,505	$32	$(184)	$1,193,353

Long-term investments:
U.S. government securities	$232,951	$—	$(960)	$231,991
U.S. corporate debt securities	1,045,353	178	(1,754)	1,043,777
U.S. government agency securities	70,257	12	(23)	70,246
Ctrip corporate debt securities	500,000	—	(20,500)	479,500
Ctrip equity securities	150,914	—	(11,246)	139,668
Total long-term investments	$1,999,475	$190	$(34,483)	$1,965,182

As of September 30, 2014, foreign government securities included investments in debt securities issued by the governments of the Netherlands and Belgium.

In August 2014, the Company used its non-U.S. cash to invest in a five-year Senior Convertible Note issued by Ctrip.com International Ltd. ("Ctrip"). In connection with the purchase of the convertible note, Ctrip granted the Company the right to appoint an observer to Ctrip's board of directors and permission to acquire Ctrip shares (including through the acquisition of Ctrip American Depositary Shares ("ADSs")) in the open market over the twelve months following the purchase date, so that combined with ADSs issuable upon conversion of the note, the Company may hold up to 10% of Ctrip's outstanding equity. The note was issued at par in an aggregate principal amount of $500 million. Additionally, during the three months ended September 30, 2014, the Company invested $150.9 million of its non-U.S. cash in Ctrip ADSs. As of October 17, 2014, the Company beneficially owned 7.9% of Ctrip's outstanding equity (calculated in accordance with SEC rules, which include the ADSs issuable upon conversion of the note). The convertible debt and equity securities of Ctrip have been marked to market in accordance with the accounting guidance for available-for-sale securities and at September 30, 2014 show a $20.5 million and $11.2 million unrealized loss, respectively, as a result of decreases in Ctrip's publicly traded shares since the convertible debt and equity purchases were made.

The following table summarizes, by major security type, the Company's investments as of December 31, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Short-term investments:
Foreign government securities	$4,019,530	$233	$(356)	$4,019,407
U.S. government securities	1,443,083	250	(20)	1,443,313
Total	$5,462,613	$483	$(376)	$5,462,720

The Company has classified its investments as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments, net of taxes, reflected as a part of "Accumulated other comprehensive income (loss)" on the Unaudited Consolidated Balance Sheets. Classification as short-term or long-term is based upon the maturity of the debt securities.

There were no significant realized gains or losses related to investments for the three and nine months ended September 30, 2014 and no realized gains or losses in 2013.

5.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of September 30, 2014 are classified in the tables below in the categories described below (in thousands):

	Level 1	Level 2	Total
ASSETS:
Cash equivalents:
Money market funds	$69,430	$—	$69,430
Foreign government securities	—	838,090	838,090
U.S. government securities	—	2,135,978	2,135,978
U.S. commercial paper	—	731,788	731,788
U.S. government agency securities	—	262,467	262,467
Short-term investments:
Foreign government securities	—	189,515	189,515
U.S. government securities	—	650,513	650,513
U.S. commercial paper	—	182,630	182,630
U.S. government agency securities	—	170,695	170,695
Foreign exchange derivatives	—	423	423
Long-term investments:
U.S. government securities	—	231,991	231,991
U.S. corporate debt securities	—	1,043,777	1,043,777
U.S. government agency securities	—	70,246	70,246
Ctrip corporate debt securities	—	479,500	479,500
Ctrip equity securities	139,668	—	139,668
Total assets at fair value	$209,098	$6,987,613	$7,196,711

	Level 1	Level 2	Total
LIABILITIES:
Foreign exchange derivatives	$—	$1,044	$1,044

Financial assets and liabilities carried at fair value as of December 31, 2013 are classified in the tables below in the categories described below (in thousands):

	Level 1	Level 2	Total
ASSETS:
Cash equivalents:
Money market funds	$273,850	$—	$273,850
Foreign government securities	—	238,202	238,202
U.S. government securities	—	28,000	28,000
Short-term investments:
Foreign government securities	—	4,019,407	4,019,407
U.S. government securities	—	1,443,313	1,443,313
Foreign exchange derivatives	—	292	292
Total assets at fair value	$273,850	$5,729,214	$6,003,064

	Level 1	Level 2	Total
LIABILITIES:
Foreign exchange derivatives	$—	$122,091	$122,091

There are three levels of inputs to measure fair value.  The definition of each input is described below:

Level 1:	Quoted prices in active markets that are accessible by the Company at the measurement date for identical assets and liabilities.

Level 2:	Inputs that are observable, either directly or indirectly. Such prices may be based upon quoted prices for identical or comparable securities in active markets or inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available.

Investments in sovereign debt, government agency securities, corporate debt securities and commercial paper are considered "Level 2" valuations because the Company has access to quoted prices, but does not have visibility to the volume and frequency of trading for all of these investments.  For the Company's investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.

The Company's derivative instruments are valued using pricing models.  Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility and currency rates. Derivatives are considered "Level 2" fair value measurements. The Company's derivative instruments are typically short-term in nature.

As of September 30, 2014 and December 31, 2013, the Company's cash consisted of bank deposits and cash held in investment accounts.  Other financial assets and liabilities, including restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings are carried at cost which approximates their fair value because of the short-term nature of these items.  See Note 4 for information on the carrying value of investments and Note 8 for the estimated fair value of the Company's outstanding Senior Notes.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations.  The Company limits these risks by following established risk management policies and procedures, including the use of derivatives.  The Company does not use derivatives for trading or speculative purposes.  All derivative instruments are recognized on the Unaudited Consolidated Balance Sheets at fair value.  Gains and losses resulting from changes in the fair value of derivative instruments which are not designated as hedging instruments for accounting purposes are recognized on the Unaudited Consolidated Statements of Operations in the period that the changes occur.  Changes in the fair value of derivatives designated as net investment hedges are recorded as currency translation adjustments to offset a portion of the translation adjustment of the international subsidiary's net assets and are recognized on the Unaudited Consolidated Balance Sheets in "Accumulated other comprehensive income (loss)."

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  The Company's derivative contracts principally address short-term foreign exchange fluctuations for the Euro and British Pound Sterling versus the U.S. Dollar.  As of September 30, 2014 and December 31, 2013, there were no outstanding derivative contracts associated with foreign currency translation risk.  Foreign exchange gains of $8.3 million and $12.5 million for the three and nine months ended September 30, 2014, respectively, compared to foreign exchange losses of $1.1 million and foreign exchange gains of $1.0 million for the three and nine months ended September 30, 2013, respectively, are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in currency exchange rates on its transactional balances denominated in currencies other than the functional currency. Foreign exchange derivatives outstanding as of September 30, 2014 associated with hedging these risks resulted in a net liability of $0.6 million, with $1.0 million recorded in "Accrued expenses and other current liabilities" and $0.4 million recorded in "Prepaid expenses and other current assets" on the Unaudited Consolidated Balance Sheet. Foreign exchange derivatives outstanding as of December 31, 2013 associated with hedging these risks resulted in a net liability of $0.5 million, with $0.6 million recorded in "Accrued expenses and other current liabilities" and $0.1 million recorded in "Prepaid expenses and other current assets" on the Unaudited Consolidated Balance Sheet.  Foreign exchange losses of $15.0 million and $19.0 million for the three and nine months ended September 30, 2014, respectively, compared to foreign exchange gains of $1.5 million and $1.9 million for the three and nine months ended September 30, 2013, respectively, are recorded related to these derivatives in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments resulted in a net cash outflow of $10.0 million for the nine months ended September 30, 2014 compared to a net cash inflow of $3.6 million for the nine months ended September 30, 2013, and are reported within "Net cash provided by operating activities" on the Unaudited Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — The Company had no foreign currency forward contracts designated as hedges of its net investment in a foreign subsidiary outstanding as of September 30, 2014. As of December 31, 2013, the Company had outstanding foreign currency forward contracts with a notional value of 3.0 billion Euros to hedge a portion of its net investment in a foreign subsidiary.  These contracts were all short-term in nature.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The fair value of these derivatives at December 31, 2013 was a net liability of $121.3 million, with $121.5 million recorded in "Accrued expenses and other current liabilities" and $0.2 million recorded in "Prepaid expenses and other current assets" on the Unaudited Consolidated Balance Sheet.  Net cash outflows of $80.3 million and $52.8 million for the nine months ended September 30, 2014 and 2013, respectively, are reported within "Net cash provided by (used in) investing activities" on the Unaudited Consolidated Statements of Cash Flows.

6.                                      INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life
Supply and distribution agreements	$813,292	$(180,535)	$632,757	$581,742	$(160,499)	$421,243	10 - 20 years	16 years

Technology	107,706	(39,606)	68,100	93,322	(29,271)	64,051	1 - 5 years	5 years

Patents	1,623	(1,513)	110	1,623	(1,478)	145	15 years	15 years

Internet domain names	43,170	(16,086)	27,084	45,799	(12,112)	33,687	2 - 20 years	8 years

Trade names	1,525,972	(78,813)	1,447,159	548,243	(47,388)	500,855	5 - 20 years	20 years

Other	141	(137)	4	141	(137)	4	3 - 10 years	3 years
Total intangible assets	$2,491,904	$(316,690)	$2,175,214	$1,270,870	$(250,885)	$1,019,985

Intangible assets with determinable lives are amortized on a straight-line basis.  Intangible asset amortization expense was approximately $35.8 million and $81.6 million for the three and nine months ended September 30, 2014, respectively, and $22.9 million and $46.9 million for the three and nine months ended September 30, 2013, respectively.

The amortization expense for intangible assets for the remainder of 2014, the annual expense for the next five years, and the expense thereafter is expected to be as follows (in thousands):

2014	$39,464
2015	154,542
2016	151,316
2017	147,477
2018	132,055
2019	122,102
Thereafter	1,428,258
$2,175,214

The change in goodwill for the nine months ended September 30, 2014 consists of the following (in thousands):

Balance at December 31, 2013	$1,767,912
Acquisitions	1,733,134
Currency translation adjustments	(17,902)
Balance at September 30, 2014	$3,483,144

During the three months ended September 30, 2014, the Company performed its annual goodwill impairment testing and concluded there was no impairment of goodwill. A substantial portion of the intangibles and goodwill relates to the acquisition of OpenTable in July 2014 and KAYAK in May 2013. See Note 14 for further information on the acquisition of OpenTable. The fair values of the Company's other reporting units substantially exceed their respective carrying values.

7.                                      OTHER ASSETS

Other assets at September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Deferred debt issuance costs	$28,012	$16,465
Security deposits	12,697	10,617
Other	7,762	6,432
Total	$48,471	$33,514

Deferred debt issuance costs arose from (i) the $1.0 billion aggregate principal amount of 1.0% Convertible Senior Notes, due March 15, 2018, issued in March 2012; (ii) a $1.0 billion revolving credit facility entered into in October 2011; (iii) the $575.0 million aggregate principal amount of 1.25% Convertible Senior Notes, due March 15, 2015, issued in March 2010; (iv) the $1.0 billion aggregate principal amount of 0.35% Convertible Senior Notes, due June 15, 2020, issued in May 2013; (v) the $1.0 billion aggregate principal amount of 0.9% Convertible Senior Notes, due September 15, 2021, issued in August 2014; and (vi) the 1.0 billion Euro aggregate principal amount of 2.375% Senior Notes, due September 23, 2024, issued in September 2014.  Deferred debt issuance costs are being amortized using the effective interest rate method and the period of amortization was determined at inception of the related debt agreements based upon the stated maturity dates. Unamortized debt issuance costs written off to interest expense in the nine months ended September 30, 2014 related to early conversion of convertible debt amounted to $0.5 million. Security deposits principally relate to the Company's leased office spaces.

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

The Company funded the acquisition of OpenTable in July 2014 from cash on hand in the United States and $995 million borrowed under the Company's revolving credit facility, which the Company had repaid as of September 30, 2014. As of December 31, 2013, there were no borrowings under the facility. As of September 30, 2014 and December 31, 2013, there were approximately $4.0 million and $2.2 million of letters of credit issued under the facility, respectively.

Outstanding Debt

Outstanding debt as of September 30, 2014 consisted of the following (in thousands):

September 30, 2014	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
Short-term debt:
1.25% Convertible Senior Notes due March 2015	$38,557	$(776)	$37,781

Long-term debt:
1.0% Convertible Senior Notes due March 2018	$1,000,000	$(80,397)	$919,603
0.35% Convertible Senior Notes due June 2020	1,000,000	(143,942)	856,058
0.9% Convertible Senior Notes due September 2021	1,000,000	(139,869)	860,131
2.375% Senior Notes due September 2024	1,263,264	(11,813)	1,251,451
Total long-term debt	$4,263,264	$(376,021)	$3,887,243

Outstanding debt as of December 31, 2013 consisted of the following (in thousands):

December 31, 2013	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
Short-term debt:
1.25% Convertible Senior Notes due March 2015	$160,464	$(8,533)	$151,931

Long-term debt:
1.0% Convertible Senior Notes due March 2018	$1,000,000	$(96,797)	$903,203
0.35% Convertible Senior Notes due June 2020	1,000,000	(161,156)	838,844
Total long-term debt	$2,000,000	$(257,953)	$1,742,047

Based upon the closing price of the Company's common stock for the prescribed measurement period during the three months ended September 30, 2014 and December 31, 2013, the contingent conversion threshold on the 2015 Notes (as defined below) was exceeded.  Therefore, the 2015 Notes were convertible at the option of the holders. Accordingly, the Company reported the carrying value of the 2015 Notes as a current liability as of September 30, 2014 and December 31, 2013. Since these notes are convertible at the option of the holders and the principal amount is required to be paid in cash, the difference between the principal amount and the carrying value is reflected as convertible debt in the mezzanine section on the Company's Unaudited Consolidated Balance Sheets. Therefore, the Company reclassified the unamortized debt discount for these 1.25% Notes in the amount of $0.8 million and $8.5 million before tax as of September 30, 2014 and December 31, 2013, respectively, from additional paid-in capital to convertible debt in the mezzanine section on the Company's Unaudited Consolidated Balance Sheets. The 2015 Notes become convertible on December 15, 2014, at the option of the holders, and will remain convertible until the scheduled trading day immediately preceding the maturity date of March 15, 2015, regardless of the Company's stock price.

The contingent conversion thresholds on the 2018 Notes (as defined below), the 2020 Notes (as defined below) and the 2021 Notes (as defined below) were not exceeded at September 30, 2014 or December 31, 2013, and therefore these Notes are reported as a non-current liability on the Unaudited Consolidated Balance Sheets.

Fair Value of Debt

As of September 30, 2014 and December 31, 2013, the estimated market value of all outstanding Senior Notes was approximately $4.8 billion and $3.1 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 5). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period.  A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the Convertible Senior Notes.

Convertible Debt

If the note holders exercise their option to convert, the Company delivers cash to repay the principal amount of the notes and delivers shares of common stock or cash, at its option, to satisfy the conversion value in excess of the principal amount.  In cases where holders decide to convert prior to the maturity date, the Company writes off the proportionate amount of remaining debt issuance costs to interest expense. For the nine months ended September 30, 2014, the Company paid $121.9 million to satisfy the aggregate principal amount due and issued 299,657 shares of its common stock in satisfaction of the conversion value in excess of the principal amount for debt converted prior to maturity. As of October 27, 2014, the Company had received early conversion notices for the 1.25% Convertible Senior Notes due March 2015 that will be settled in the fourth quarter of 2014 for an aggregate principal amount of approximately $1.0 million.

Description of Senior Convertible Notes

In August 2014, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due September 15, 2021, with an interest rate of 0.9% (the "2021 Notes"). The Company paid $10.9 million in debt issuance costs during the nine months ended September 30, 2014, related to this offering. The 2021 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of approximately $2,055.50 per share. The 2021 Notes are convertible, at the option of the holder, prior to September 15, 2021, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2021 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2021 Notes in an aggregate value ranging from $0 to approximately $375 million depending upon the date of the transaction and the then current stock price of the Company. As of June 15, 2021, holders will have the right to convert all or any portion of the 2021 Notes. The 2021 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2021 Notes for cash in certain circumstances.  Interest on the 2021 Notes is payable on March 15 and September 15 of each year.

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

In March 2010, the Company issued in a private placement $575.0 million aggregate principal amount of Convertible Senior Notes due March 15, 2015, with an interest rate of 1.25% (the "2015 Notes").  The Company paid $13.3 million in debt issuance costs associated with the 2015 Notes for the year ended December 31, 2010.  The 2015 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of approximately $303.06 per share.  The 2015 Notes are convertible, at the option of the holder, prior to March 15, 2015 upon the occurrence of specified events, including, but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. The 2015 Notes are currently convertible, at the option of the holders, based on the Company's stock price and will become convertible on December 15, 2014 and will remain convertible until the trading day prior to the maturity date of March 15, 2015, regardless of the Company's stock price. The 2015 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2015 Notes for cash in certain circumstances.  Interest on the 2015 Notes is payable on March 15 and September 15 of each year.

Accounting guidance requires that cash-settled convertible debt, such as the Company's Convertible Senior Notes, be separated into debt and equity components at issuance and each be assigned a value.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount.  Debt discount is amortized using the effective interest method over the period from the origination date through the stated maturity date.  The Company estimated the straight debt borrowing rates at debt origination to be 5.89% for the 2015 Notes, 3.50% for the 2018 Notes, 3.13% for the 2020 Notes and 3.18% for the 2021 Notes.  The yield to maturity was estimated at an at-market coupon priced at par.

Debt discount after tax of $86.7 million ($142.9 million before tax) and financing costs associated with the equity component of convertible debt of $1.6 million after tax were recorded in additional paid-in capital related to the 2021 Notes at September 30, 2014. Debt discount after tax of $92.4 million ($154.3 million before tax) and financing costs associated with the equity component of convertible debt of $0.1 million after tax were recorded in additional paid-in capital related to the 2020 Notes at June 30, 2013. Debt discount after tax of $80.9 million ($135.2 million before tax) and financing costs associated with the equity component of convertible debt of $2.8 million after tax were recorded in additional paid-in capital related to the 2018 Notes at March 31, 2012. Debt discount after tax of $69.1 million ($115.2 million before tax) and financing costs associated with the equity component of convertible debt of $1.6 million after tax were recorded in additional paid-in-capital related to the 2015 Notes at March 31, 2010.

For the three months ended September 30, 2014 and 2013, the Company recognized interest expense of $20.4 million and $23.5 million, respectively, related to convertible notes.  Interest expense related to convertible notes for the three months ended September 30, 2014 and 2013 was comprised of $4.6 million and $5.2 million, respectively, for the contractual coupon interest, $14.8 million and $17.0 million, respectively, related to the amortization of debt discount, and $1.0 million and $1.3 million, respectively, related to the amortization of debt issuance costs.  For the three months ended September 30, 2014 and 2013, included in the amortization of debt discount mentioned above was $0.7 million and $0.6 million, respectively, of original issuance discount related to the 2020 Notes. The remaining period for amortization of debt discount and debt issuance costs is the stated maturity dates for the respective debt. The effective interest rate for the three months ended September 30, 2014 and 2013 was 3.6% and 4.1%, respectively.

For the nine months ended September 30, 2014 and 2013, the Company recognized interest expense of $53.9 million and $59.1 million, respectively, related to convertible notes.  Interest expense related to convertible notes for the nine months ended September 30, 2014 and 2013 was comprised of $11.6 million and $14.1 million, respectively, for the contractual coupon interest, $39.1 million and $41.2 million, respectively, related to the amortization of debt discount, and $3.2 million and $3.8 million, respectively, related to the amortization of debt issuance costs.  For the nine months ended September 30, 2014 and 2013, included in the amortization of debt discount mentioned above was $2.0 million and $0.8 million, respectively, of original issuance discount related to the 2020 Notes. In addition, the Company incurred interest expense of $0.5 million related to debt conversions in the nine months ended September 30, 2014. The remaining period for amortization of debt discount and debt issuance costs is the stated maturity dates for the respective debt. The effective interest rate for the nine months ended September 30, 2014 and 2013 was 3.6% and 4.4%, respectively.

In addition, if the Company's convertible debt is redeemed or converted prior to maturity, a gain or loss on extinguishment is recognized.  The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value.  To estimate the fair value of the debt at the conversion date, the Company estimated its straight debt borrowing rate, considering its credit rating and straight debt of comparable corporate issuers.  For the nine months ended September 30, 2014, the Company recognized a non-cash loss of $6.3 million ($3.8 million after tax) in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations in connection with the conversion of the 2015 Notes.

Euro Denominated Debt

In September 2014, the Company issued Senior Notes due September 23, 2024, with an interest rate of 2.375% (the "2024 Notes") for an aggregate principal amount of 1.0 billion Euros. The 2024 Notes were issued with an initial discount of 9.4 million Euros. In addition, the Company paid $5.3 million in debt issuance costs during the three months ended September 30, 2014. Interest on the 2024 Notes is payable annually on September 23, beginning September 23, 2015. Subject to certain limited exceptions, all payments of interest and principal, including payments made upon any redemption of the 2024 Notes, will be made in Euros.

The aggregate principal value of the 2024 Notes and accrued interest thereon are designated as a hedge of the Company's net investment in a Euro functional currency subsidiary. The foreign currency transaction gains or losses on these liabilities are measured based on changes in spot rates and are recorded in accumulated other comprehensive income (loss). The Euro denominated net assets of the subsidiary are translated into U.S. Dollars at each balance sheet date, with effects of foreign currency changes also reported in accumulated other comprehensive income (loss). Since the notional amount of the recorded Euro denominated debt and related interest are not greater than the notional amount of the Company's net investment, the Company does not expect to incur any ineffectiveness on this hedge.
For the three months ended September 30, 2014, the Company recognized interest expense of $0.7 million related to the 2024 Notes.  The remaining period for amortization of debt discount and debt issuance costs is the stated maturity date for this debt. The effective interest rate for the three months ended September 30, 2014 was 2.5%.

9.                                      TREASURY STOCK

In the second quarter of 2013, the Company's Board of Directors authorized the repurchase of up to $1.0 billion of the Company's common stock, in addition to amounts previously authorized. In the second quarter of 2013 the Company repurchased 431,910 shares for an aggregate cost of $345.5 million in privately negotiated, off-market transactions and in the third quarter of 2014, the Company repurchased 114,645 shares for an aggregate cost of $147.3 million in privately negotiated, off-market transactions related to this authorization.

As of September 30, 2014, the Company had a remaining authorization of $507.2 million to purchase its common stock.  The Company may make additional repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company's complete discretion.

In the third quarter of 2013, the Company repurchased 484,361 shares for an aggregate cost of $459.2 million. These shares were covered under our remaining authorizations as of December 31, 2012 to repurchase common stock.

The Board of Directors has given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  The Company repurchased 73,502 shares and 113,052 shares at aggregate costs of $98.2 million and $78.3 million in the nine months ended September 30, 2014 and 2013, respectively, to satisfy employee withholding taxes related to stock-based compensation.

As of September 30, 2014, there were approximately 9.4 million shares of the Company's common stock held in treasury.

10.                                      INCOME TAXES

Income tax expense consists of U.S. and international income taxes, determined using an estimate of the Company's annual effective tax rate.  A deferred tax liability is recognized for all taxable temporary differences, and a deferred tax asset is recognized for all deductible temporary differences and operating loss and tax credit carryforwards.  A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes income tax expense based upon the applicable tax rates and tax laws of the countries in which the income is generated.  During the three and nine months ended September 30, 2014 and 2013, a substantial majority of the Company's non-U.S. sourced income was generated in the Netherlands.  Income tax expense for the nine months ended September 30, 2014 and 2013 differs from the expected tax expense at the U.S. federal statutory rate of 35%, primarily due to lower non-U.S. tax rates, including the Innovation Box Tax benefit discussed below, partially offset by U.S. state income taxes and certain non-deductible expenses.

According to Dutch corporate income tax law, income generated from qualifying "innovative" activities is taxed at a rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%.  Booking.com obtained a ruling from the Dutch tax authorities confirming that a portion of its earnings is eligible for Innovation Box Tax treatment. The ruling from the Dutch tax authorities is valid through December 31, 2017.

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

Certain key members of rentalcars.com's management team retained a noncontrolling ownership interest in rentalcars.com.  In addition, certain key members of the management team of Booking.com purchased a 3% ownership interest in rentalcars.com from PIL in June 2010 (together with rentalcars.com management's investment, the "Redeemable Shares"). Subject to certain exceptions, one-third of the Redeemable Shares were subject to put and call options in each of 2011, 2012 and 2013.  In April 2013, in connection with the exercise of the March 2013 put and call options, PIL purchased the remaining outstanding shares underlying redeemable noncontrolling interests for an aggregate purchase price of approximately $192.5 million.

A reconciliation of redeemable noncontrolling interests for the nine months ended September 30, 2013 is as follows (in thousands):

Nine Months Ended September 30, 2013
Balance, beginning of period	$160,287
Net income attributable to noncontrolling interests	135
Fair value adjustments (1)	42,522
Purchases of subsidiary shares at fair value (1)	(192,530)
Currency translation adjustments	(10,414)
Balance, end of period	$—

(1) The fair value of the redeemable noncontrolling interests was determined by industry peer comparable analysis and a discounted cash flow valuation model.

12.                                      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The table below provides the balances for each classification of accumulated other comprehensive income (loss) as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Foreign currency translation adjustments, net of tax (1)	$(46,399)	$84,598
Net unrealized gain (loss) on marketable securities, net of tax (2)	(25,805)	131
Accumulated other comprehensive income (loss)	$(72,204)	$84,729

(1) Foreign currency translation adjustments, net of tax, includes net losses from fair value adjustments at September 30, 2014 of $37.8 million after tax ($57.8 million before tax) and net losses from fair value adjustments at December 31, 2013 of $58.7 million after tax ($98.8 million before tax) associated with derivatives designated as net investment hedges (see Note 5).

Foreign currency translation adjustments, net of tax, includes foreign currency transaction gains at September 30, 2014 of $17.6 million after tax ($30.8 million before tax) associated with the Company's 2024 Notes, which are Euro denominated debt, designated as a net investment hedge (see Note 8).

The remaining balance in currency translation adjustments excludes income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its non-U.S. subsidiaries outside of the United States.

(2) The unrealized loss before tax at September 30, 2014 was $34.4 million compared to the unrealized gain before tax of $0.2 million at December 31, 2013.

13.                                      COMMITMENTS AND CONTINGENCIES

Litigation Related to Travel Transaction Taxes

The Company and certain third-party online travel companies ("OTCs") are currently involved in approximately forty lawsuits, including certified and putative class actions, brought by or against U.S. states, cities and counties over issues involving the payment of travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.).  The Company's subsidiaries priceline.com LLC, Lowestfare.com LLC and Travelweb LLC are named in some but not all of these cases.  Generally, the complaints allege, among other things, that the OTCs violated each jurisdiction's respective relevant travel transaction tax ordinance with respect to the charge and remittance of amounts to cover taxes under each law.  The complaints typically seek compensatory damages, disgorgement, penalties available by law, attorneys' fees and other relief.  In addition, approximately seventy-nine municipalities or counties, and at least eleven states, have initiated audit proceedings (including proceedings initiated by more than forty municipalities in California, which have been inactive for several years), issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes.  Additional state and local jurisdictions are likely to assert that the Company is subject to travel transaction taxes and could seek to collect such taxes, retroactively and/or prospectively.

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

In connection with some of these tax audits and assessments, the Company may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the laws in judicial proceedings.  This requirement is commonly referred to as "pay to play" or "pay first."  For example, the City and County of San Francisco assessed the Company approximately $3.4 million (an amount that includes interest and penalties) relating to hotel occupancy taxes, which the Company paid in July 2009, and issued a second assessment totaling approximately $2.7 million, which the Company paid in January 2013.  Payment of these amounts, if any, is not an admission that the Company believes it is subject to such taxes.  In the San Francisco action, for example, the court ruled in February 2013 that the Company and OTCs do not owe transient accommodations tax to the city and ordered the city to refund the amount paid in July 2009; the Company also is seeking a refund of the amount paid in January 2013. San Francisco has appealed the court's ruling. The matter has been stayed while the appeal in another case with the City of San Diego is pending before the California Supreme Court.

Litigation is subject to uncertainty and there could be adverse developments in pending or future cases and proceedings.  For example, in January 2013, the Tax Appeal Court for the State of Hawaii held that the Company and other OTCs are not liable for the State's transient accommodations tax, but held that the OTCs, including the Company, are liable for the State's general excise tax on the full amount the OTC collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel. The Company recorded an accrual for travel transaction taxes (including estimated interest and penalties), with a corresponding charge to cost of revenues, of approximately $16.5 million in December 2012 and approximately $18.7 million in the three months ended March 31, 2013, primarily related to this ruling. During the year ended December 31, 2013 and nine months ended September 30, 2014, the Company paid approximately $20.6 million and $1.8 million, respectively, to the State of Hawaii related to this ruling. The Company has filed an appeal now pending before the Hawaii Supreme Court.

Other adverse rulings include a decision in September 2012, in which the Superior Court in the District of Columbia granted summary judgment in favor of the District and against the OTCs ruling that tax is due on the OTCs' margin and service fees, which the Company is appealing. As a result, the Company increased its accrual for travel transaction taxes (including estimated interest), with a corresponding charge to cost of revenues, by approximately $4.8 million in September 2012 and by approximately $5.6 million in the three months ended March 31, 2013. Also, in July 2013, the Circuit Court of Cook County, Illinois, ruled that the Company and the other OTCs are liable for tax and other obligations under the Chicago Hotel Accommodations Tax. In July 2014, the Company resolved all claims in this case through settlement and the claims against the

Company were dismissed September 3, 2014. In addition, in October 2009, a jury in a San Antonio class action found that the Company and the other OTCs that are defendants in the lawsuit "control" hotels for purposes of the local hotel occupancy tax ordinances at issue and are, therefore, subject to the requirements of those ordinances. The Company intends to vigorously appeal the trial court's judgment when it becomes final.

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

In many of the judicial and other proceedings initiated to date, the taxing jurisdictions seek not only historical taxes that are claimed to be owed on the Company's gross profit, but also, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  Therefore, any liability associated with travel transaction tax matters is not constrained to the Company's liability for tax owed on its historical gross profit, but may also include, among other things, penalties, interest and attorneys' fees.  To date, the majority of the taxing jurisdictions in which the Company facilitates hotel reservations have not asserted that these taxes are due and payable.  With respect to taxing jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from the Company only on a prospective basis.

Accrual for Travel Transaction Taxes

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $51 million at September 30, 2014 and $55 million at December 31, 2013 (which includes, among other things, amounts related to the litigation in the State of Hawaii, San Antonio, District of Columbia and Chicago). The accrual is based on the Company's estimate of the probable cost of resolving these issues. The Company's legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

OFT Inquiry and Other Competition Reviews

In July 2012, the Office of Fair Trading (the "OFT"), the predecessor competition authority in the United Kingdom to the Competition and Markets Authority ("CMA"), issued a "Statement of Objections" ("SO") to Booking.com, which set out the OFT's preliminary views on why it believed Booking.com and others in the online hotel reservation industry were allegedly in breach of E.U. and U.K. competition law.  The SO alleged, among other things, that there were agreements or concerted practices between hotels and Booking.com and between hotels and at least one other OTC that restricted Booking.com's (and the other OTC's) ability to discount hotel room reservations, which the OFT alleged was a form of resale price maintenance.  The Company disputes the allegations in the SO.

On January 31, 2014, the OFT announced that it had accepted commitments offered by Booking.com, as well as Expedia and Intercontinental Hotel Group, (the "Commitments") to close the investigation on the basis that they address the OFT's competition concerns.  The OFT closed its investigation with no finding of infringement or admission of wrongdoing and no imposition of a fine.

The Commitments provide, among other things, that hotels will continue to be able to set retail prices for hotel room reservations on all OTC websites, such as Booking.com.  Under the Commitments, OTCs, such as Booking.com, have the flexibility to discount a hotel's retail price, but only to members of closed groups, a concept that is defined in the Commitments, who have previously made a reservation through the OTC.  The discount may be up to Booking.com's commission.  In addition, the Commitments provide that Booking.com will not require rate parity from hotels in relation to discounted rates that are provided by other OTCs or hotels to members of their closed groups, provided the discounted rate is not made public.  The Commitments apply to bookings by European Economic Area residents at U.K. hotels.

On March 31, 2014, Skyscanner, a meta-search site based in the United Kingdom, filed an appeal in the Competition Appeal Tribunal ("CAT") against the OFT's decision to accept the Commitments. Booking.com intervened in support of the CMA in the CAT. In its decision dated September 26, 2014, the CAT found that the CMA was wrong to reject Skyscanner's arguments about the negative impact of the Commitments on its business and price transparency generally without properly exploring these arguments. The CAT's decision vacates the CMA's Commitments decision and remits the matter to the CMA for reconsideration in accordance with the CAT's ruling. It is uncertain what action the CMA will take in response to the CAT's ruling, which could involve re-opening, closing or suspending the investigation. The CMA did not appeal the CAT's decision.

Investigations have also been opened by the national competition authorities in the Czech Republic, France, Germany, Italy, Austria, Hungary, Sweden, Ireland, Denmark and Switzerland that focus on Booking.com's rate parity clause in its contracts with accommodation providers in those jurisdictions.  Competition related inquiries have also been received from the competition authority in China. The Company is in ongoing discussions with the relevant regulatory authorities regarding their concerns.  The Company is currently unable to predict the outcome of these investigations or how the Company's business may be affected.  Possible outcomes include requiring Booking.com to amend or remove its rate parity clause from its contracts with accommodation providers in those jurisdictions and/or the imposition of fines.

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

On February 18, 2014, Judge Boyle dismissed the amended consolidated complaint without prejudice. On March 20, 2014, plaintiffs moved for leave to file a proposed Second Consolidated Amended Complaint (the "proposed SCAC"), naming only the OTC defendants as defendants and alleging that the OTC defendants violated U.S. federal and state laws by entering into minimum resale price maintenance agreements with the Hotel Defendants and by conspiring to enforce the terms of those resale price maintenance agreements. On April 3, 2014, the OTC defendants filed an opposition to plaintiffs' motion for leave to file the proposed SCAC. On October 27, 2014 the court denied plaintiffs' motion for leave to file the proposed SCAC, and on October 28, 2014 the court issued a final judgment dismissing the case with prejudice. The court's October 27, 2014 decision is appealable.

Other

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

Contingent Consideration for Business Acquisitions (see Note 14)

14.                                      ACQUISITIONS

On July 24, 2014, the Company acquired OpenTable, Inc., a leading online restaurant reservation business, in a cash transaction. The purchase price of OpenTable was approximately $2.5 billion (approximately $2.4 billion net of cash acquired) or $103.00 per share of OpenTable common stock. The Company funded the acquisition from cash on hand in the United States and $995 million borrowed under the Company's revolving credit facility, which the Company had repaid as of September 30, 2014 (see Note 8 for a description of the credit facility). Also, in connection with this acquisition, the Company assumed unvested employee stock options and restricted stock units with an acquisition fair value of approximately $95 million (see Note 2). The Company's consolidated financial statements include the accounts of OpenTable starting on July 24, 2014.

OpenTable has built a strong brand helping diners secure restaurant reservations online at over 31,000 restaurants across the United States and select non-U.S. markets.  OpenTable also helps restaurants manage their reservations and connect directly with their customers.  The Company believes that OpenTable has significant global potential and intends to leverage its international experience and capabilities in support of OpenTable's international growth.

The purchase price allocations were not completed as of September 30, 2014 and are pending the completion of the valuation of the identifiable intangible assets. The Company plans to complete the valuation of these identifiable intangibles in the fourth quarter of 2014. The aggregate purchase price was preliminarily allocated to the assets acquired and liabilities assumed as follows (in millions):

Current assets (1)	$202
Identifiable intangible assets (2)	1,245
Goodwill (3)	1,612
Other long-term assets	54
Total liabilities (4)	(584)
Total consideration	$2,529

(1) Includes cash acquired of $126 million.

(2) Acquired definite-lived intangibles, with a weighted average life of 18.8 years, consisted of trade names of $980 million with an estimated useful life of 20 years, supply and distribution agreements of $250 million with an estimated useful life of 15 years, and technology of $15 million with estimated useful life of 5 years.

(3) Goodwill is not tax deductible.

(4) Includes deferred tax liabilities of $477 million.

OpenTable's revenues and earnings since the acquisition date and pro forma results of operations have not been presented separately as such financial information is not material to the Company's results of operations.

In the second quarter of 2014, the Company acquired certain businesses which provide hotel marketing services. The Company's consolidated financial statements include the accounts of these businesses starting at their respective acquisition dates. The Company paid approximately $98 million, net of cash acquired, to purchase these businesses. The purchase price allocations were not completed as of September 30, 2014. As of September 30, 2014, the Company recognized a liability of approximately $13 million for estimated contingent payments related to these acquisitions. The estimated contingent payments are based upon probability weighted average payments for specific performance factors from the acquisition dates through December 31, 2018. The range of undiscounted outcomes for the estimated contingent payments is approximately $0 to $71 million.

The Company incurred $6.9 million of professional fees for the nine months ended September 30, 2014 related to these consummated acquisitions.

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

Overview

     We are a leading provider of online travel and travel related services. We connect consumers wishing to make travel reservations with providers of travel services around the world. We offer consumers accommodation reservations (including hotels, bed and breakfasts, hostels, apartments, vacation rentals and other properties) through our Booking.com, priceline.com and agoda.com brands. Our priceline.com brand also offers consumers reservations for rental cars, airline tickets, vacation packages and cruises. We offer rental car reservations worldwide through rentalcars.com. We also allow consumers to easily compare airline ticket, hotel reservation and rental car reservation information from hundreds of travel websites at once through KAYAK's websites and mobile applications (or "apps"). We recently acquired OpenTable, a leading provider of online restaurant reservations. We believe that the online restaurant reservation business is complementary to our online travel businesses, and that both OpenTable and our travel businesses will benefit from adding OpenTable to The Priceline Group. We refer to our company and all of our subsidiaries and brands, including Booking.com, priceline.com, agoda.com, KAYAK, rentalcars.com and, as of July 24, 2014, OpenTable, collectively as "The Priceline Group," the "Company," "we," "our" or "us."

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include Booking.com, agoda.com, KAYAK, rentalcars.com and OpenTable, which are independently managed and operated brands.  Our principal goal is to serve consumers and our travel service provider and restaurant partners with worldwide leadership in online reservation services.  Our business is driven primarily by international results, which consist of the results of Booking.com, agoda.com and rentalcars.com and the results of the international based websites of KAYAK and, as of July 24, 2014, OpenTable (in each case regardless of where the consumer is resident, from where the consumer makes a reservation or where the service is provided). During the year ended December 31, 2013, our international business (the substantial majority of which is generated by Booking.com) represented approximately 85% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 94% of our consolidated operating income. A significant majority of our gross profit is earned in connection with facilitating accommodation reservations.

For the three and nine months ended September 30, 2014, we derived substantially all of our gross profit from the following sources:

•	Commissions earned from facilitating reservations of accommodations, rental cars, cruises and other travel services;

•	Transaction gross profit and customer processing fees from our accommodation, rental car and vacation package reservation services;

•	Advertising revenues primarily earned by KAYAK from sending referrals to OTAs and travel service providers, as well as from advertising placements on KAYAK's websites and mobile apps;

•
Beginning on July 24, 2014, revenues recognized by OpenTable, which consist of reservation revenues (a fee for each restaurant guest seated through OpenTable's online reservation service), monthly subscription fees and other revenues; and

•
Global distribution system ("GDS") reservation booking fees related to our Name Your Own Price® hotel, rental car and airline ticket reservation services, and price-disclosed airline ticket and rental car reservation services.

Our priceline.com brand offers merchant Name Your Own Price® opaque travel services, which are recorded in revenue on a "gross" basis and have associated cost of revenue. All of our other services are recorded in revenue on a "net" basis and have no associated cost of revenue. Therefore, revenue increases and decreases are impacted by changes in the mix of our revenues between Name Your Own Price® travel services and other services. Gross profit reflects the commission or net margin earned for our retail, Name Your Own Price® and semi-opaque travel services and our advertising and other services. Consequently, gross profit has become an increasingly important measure of evaluating growth in our business because, in contrast to our revenues, it is not affected by the mix between our Name Your Own Price® travel services and our other services.

Over the last several years we have experienced strong growth in our accommodation reservation services. We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the widespread adoption of mobile devices, the high growth of travel overall in emerging markets such as Asia-Pacific and South America, and the continued innovation and execution by our teams around the world to build accommodation supply, content and distribution and to improve the customer experience on our websites and mobile apps. We experienced strong year-over-year growth in recent years, though that growth has generally decelerated. For example, for the three months ended September 30, 2014, our accommodation room night reservation growth was 27% compared to 36% in the same period in 2013. Given the size of our hotel reservation business, we expect that our year-over-year growth rates will continue to decelerate, though the rate of deceleration may fluctuate.

Concerns persist about the outlook for the global economy in general, and the European Union in particular, with recent declines in broad Eurozone economic indicators raising fears about the pace of economic growth and the risk of deflation. In addition, many governments around the world, including the U.S. government and certain European governments, continue to operate at large financial deficits, resulting in high levels of sovereign debt in such countries. Failure to reach political consensus regarding workable solutions to these issues has resulted in a high level of uncertainty regarding the future economic outlook. This uncertainty, as well as concern over governmental austerity measures including higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates and weaker trends in hotel average daily rates ("ADRs") across many regions of the world, particularly in those European countries that appear to be most affected by economic uncertainties. We believe that these business trends are likely impacted by weak economic conditions and sovereign debt concerns. Disruptions in the economies of such countries could cause, contribute to or be indicative of deteriorating macro-economic conditions. In addition, during periods of elevated uncertainty, the value of the U.S. Dollar compared to other currencies, including the Euro, has often increased, which adversely affects our gross bookings, gross profit, operating income and net income as expressed in U.S. Dollars. For example, the U.S. Dollar has significantly strengthened against the Euro during 2014, moving from an exchange rate of 1.38 U.S. Dollars per Euro as of January 1, 2014 to 1.26 U.S. Dollars per Euro as of September 30, 2014. The uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.

We compete with both online and traditional travel reservation services. The market for the travel reservation services we offer is intensely competitive, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple and Facebook, have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to compete more effectively with us. For example, Google has entered various aspects of the online travel market through its acquisition of ITA Software, Inc., a major flight information software company, in 2011, its hotel meta-search service known as "Hotel Finder" (discussed below) and its recent license of hotel-booking software from Room 77.
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

•
online travel search and price comparison services (generally referred to as "meta-search" services), such as TripAdvisor, trivago (in which Expedia has acquired a majority ownership interest), Qunar and HotelsCombined; and

•	online restaurant reservation services, such as TripAdvisor's LaFourchette and Yelp's SeatMe.

TripAdvisor, a leading travel research and review website, Google, the world's largest search engine, and other large, established companies with substantial resources and expertise in developing online commerce and facilitating Internet traffic have launched meta-search services and may create additional inroads into online travel, both in the United States and internationally. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., accommodations, rental car companies or airlines), OTA and other travel websites and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTAs or other travel websites, which could lead to travel service providers or others gaining a larger share of search traffic. TripAdvisor has begun supporting its meta-search service with offline advertising, and trivago, a leading meta-search service in Europe, has been aggressively advertising in the United States since 2013. Google offers "Hotel Finder", a meta-search service that Google has at times placed at or near the top of its hotel-related search results. Through our KAYAK meta-search service, we compete directly with other meta-search services. KAYAK depends on access to information related to travel service pricing, schedules, availability and other related information from OTAs and travel service providers.

As consumers attempt to be more efficient in their shopping behavior, they may favor travel services offered by meta-search websites or search companies over OTAs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites and increase our advertising and other customer acquisition costs. To the extent any such consumer behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in profits from our KAYAK meta-search business to offset any related decrease in profits experienced by our OTA brands. Further, meta-search services may evolve into more traditional OTAs by offering consumers the ability to make travel reservations directly through their websites. For example, TripAdvisor facilitates hotel reservations on its transactional websites Tingo and Jetsetter and now allows consumers to make a reservation while staying on TripAdvisor through its "Instant Booking" offering. We currently do not participate in "Instant Booking" and therefore risk losing share of reservations sourced through TripAdvisor. Other meta-search providers may also offer direct booking services with travel service providers, which may lead to more consumers booking directly with a travel service provider rather than an OTA. To the extent consumers book travel services through a meta-search website or directly with a travel service provider after visiting a meta-search website or meta-search utility on a traditional search engine without using an OTA like us, or if meta-search services limit our participation within their search results, we may need to increase our advertising or other customer acquisition costs to maintain or grow our reservation bookings and there could be an adverse effect on our business, gross bookings and results of operations.

As a result of our acquisition of OpenTable, we now compete or may in the future compete with other restaurant reservation providers, such as LaFourchette, a European restaurant reservation business recently acquired by TripAdvisor, and Yelp's SeatMe service.

Travel service providers, including multi-national hotel chains, rental car companies and airlines with which we conduct business, compete with us in online channels to drive consumers to their own websites in lieu of third-party distributors like us. Travel service providers that sell on their own websites may charge lower prices and, in some instances, offer advantages such as loyalty points or special discounts to members of closed user groups (such as loyalty program participants or customers with registered accounts), any of which could make their offerings more attractive to consumers than our services. We may need to offer similar advantages to maintain or grow our reservation bookings, which could adversely impact our profitability.

Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful "apps" available on these devices, is driving substantial online traffic and commerce to mobile platforms.  We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for accommodation reservations.  Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes.  The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. Further, given the device sizes and technical limitations of tablets and smart phones, mobile consumers may not be willing to download multiple apps from multiple companies providing a similar service and instead prefer to use one or a limited number of apps for their mobile travel and restaurant research and reservation activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important. Our mobile offerings have received strong reviews and achieved solid download trends, and are driving a material and increasing share of our business. We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer and to mobile applications in addition to a web browser. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile apps are not downloaded and used by consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.

Apple, Inc., one of the most innovative and successful companies in the world and producer of, among other things, the iPhone and iPad, obtained a patent for "iTravel," a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple's iPhone operating system includes "Passbook," a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and along with iTravel, may be indicative of Apple's intent to enter the travel reservations business in some capacity. Apple has substantial market share in the smart phone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps and has access to greater resources than we have. Apple may use or expand iTravel, Passbook, Siri (Apple's voice recognition "concierge" service), Apple Pay (Apple's new mobile payment system) or another mobile app or functionality as a means of entering the travel reservations marketplace. Similarly, Google's Android operating system is the leading smart phone operating system in the world. As a result, Google could leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. To the extent Apple or Google use their mobile operating systems or app distribution channels to favor their own travel service offerings, our business could be harmed.

There has been a proliferation of new channels through which accommodation providers can offer reservations.  For example, companies such as HotelTonight, Tingo and Hipmunk have developed new and differentiated offerings that endeavor to provide savings on accommodation reservations to consumers and that compete directly with us. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its website.  If any of these new services are successful, we may experience less demand for our services and are likely to face more competition for access to the limited supply of discounted accommodation room rates.

In August 2013, Expedia and Travelocity entered into an exclusive, long-term strategic marketing agreement, whereby Expedia powers the technology platforms for Travelocity's websites in the United States and Canada, while providing Travelocity access to Expedia's supply and customer services. To the extent this arrangement enhances Expedia's and/or Travelocity's ability to compete with us in the affected markets, our market share and results of operations could be adversely affected.

We use third party websites, including online search engines (primarily Google) and meta-search and travel research services, and affiliate marketing as primary means of generating traffic to our websites. Our online advertising expense has increased significantly in recent years, a trend we expect to continue. Various factors can impact whether our online advertising will grow faster or slower than gross profit. Our online advertising returns on investment ("ROIs") have been down year-over-year in recent years, and as a result, our online advertising expense has generally grown more quickly than our gross profit. Furthermore, our international brands are generally growing faster than our U.S. brands, and typically spend a higher percentage of gross profit on online advertising, also resulting in our online advertising growing more quickly than our gross profit. Recently, these negative factors have been slightly offset by an increasing share of traffic coming directly to us, a trend that may or may not continue. We also intend to continue to invest in offline advertising, in particular for our Booking.com, KAYAK and priceline.com brands, and have increased the number of markets we support with offline advertising spend. For example, building on its first offline advertising campaign, which it launched in the United States in 2013, Booking.com has begun offline advertising campaigns in other markets, including Australia, Canada, the United Kingdom and Germany.

The inclusion of KAYAK since its acquisition on May 21, 2013 had a significant favorable impact on online advertising as a percentage of gross profit for the nine months ended September 30, 2014 because KAYAK spends a lower percentage of gross profit on online advertising than our other brands, and our consolidated results exclude intercompany advertising by our brands on KAYAK since the acquisition date. This favorable impact benefited year-over-year comparisons through the anniversary of the acquisition on May 21, 2014. The inclusion of OpenTable since its acquisition on July 24, 2014 had a favorable impact on online advertising as a percentage of gross profit for the three and nine months ended September 30, 2014 because OpenTable spent a lower percentage of gross profit on online advertising than our other brands.

Advertising efficiency is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. If Google changes how it presents travel search results or the manner in which it conducts the auction for placement among search results in a manner that is competitively disadvantageous to us, whether to support its own travel related services or otherwise, our ability to efficiently generate traffic to our websites could be harmed. See Part II Item 1A Risk Factors - "We rely on online advertising channels to enhance our brand awareness and to generate a significant amount of traffic to our websites" and "Our business could be negatively affected by changes in Internet search engine algorithms and dynamics or traffic-generating arrangements." Further, we have observed increased offline advertising by OTAs, meta-search services and travel service providers, particularly in North America and Europe, which may make such advertising more expensive and less effective.

The competition authorities of many governments have begun investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. For example, Booking.com has been the subject of a competition investigation by U.K. competition authorities since July 2012. Other national competition authorities, including those in the Czech Republic, France, Germany, Italy, Austria, Hungary, Sweden and Switzerland, have more recently opened investigations that focus on Booking.com's rate parity clause in its contracts with accommodation providers in those jurisdictions. We are currently unable to predict the outcome of these investigations or how our business may be affected.  Possible outcomes include requiring Booking.com to remove its rate parity clause from its contracts with accommodation providers in those jurisdictions. In the U.K. investigation, Booking.com and the other subjects of the investigation had reached a settlement with the competition authorities; however, that settlement has been vacated on appeal. See Footnote 13 to our Unaudited Consolidated Financial Statements and Part II Item 1A Risk Factors - "As the size of our business grows, we may become increasingly subject to the scrutiny of anti-trust and competition regulators." We note that the German competition authority has required Hotel Reservation Service, a leading OTA in Germany, to remove its rate parity clause from its contracts with hotels, though this decision is currently subject to appeal. To the extent that regulatory authorities require changes to our business practices or to those currently common to the industry, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding any such investigations could adversely affect our brand and therefore our market share and results of operations.

In addition, we have observed an increase in promotional pricing to closed user groups, including through mobile apps. If we are not as effective as our competition in offering discounted prices to closed user groups or if we are unable to entice members of our competitors' closed user groups to use our services, our ability to grow and compete could be harmed. If we need to fund discounts out of our gross profit, our profitability could be adversely affected.

International Trends. The size of the travel market outside of the United States is substantially greater than that within the United States. Historically, Internet adoption rates and e-commerce adoption rates of international consumers have trailed those of the United States. However, international consumers are rapidly moving to online means for purchasing travel. Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States. We expect that over the long-term, international online travel growth rates will follow a similar trend to that experienced in the United States. In addition, the base of hotel properties in Europe and Asia is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains. We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States. Our growth has primarily been generated by our international accommodation reservation service brands, Booking.com and agoda.com. Booking.com, our most significant brand, included over 540,000 properties on its website as of November 3, 2014, which included over 205,000 vacation rental properties (updated property counts are available on the Booking.com website). Booking.com has added properties over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America. An increasing amount of our business from both a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate. We believe that the opportunity to continue to grow our business exists for the markets in which we operate. We believe these trends and factors have enabled us to become the leading online accommodation reservation service provider in the world as measured by room nights booked.

As our international business represents the substantial majority of our financial results, we expect to continue to see our operating results and other financial metrics largely driven by international performance. For example, certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding accommodations available for reservation on our websites, including hotels, bed and breakfasts, hostels and vacation rentals. Vacation rentals generally consist of, among others, properties categorized as single-unit and multi-unit villas, apartments, "aparthotels" (which are apartments with a front desk and cleaning service) and chalets and are generally self-catered (i.e., include a kitchen), directly bookable properties. Many of the newer accommodations we add to our travel reservation services, especially in highly penetrated markets, may have fewer rooms, lower ADRs or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts), and therefore may also negatively impact our margins. For example, because a vacation rental is either a single unit or a small collection of independent units, vacation rental properties represent more limited booking opportunities than non-vacation rental properties, which generally have more units to rent per property. Our non-hotel accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors. As we increase our non-hotel accommodation business, these different market characteristics could negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our websites, our gross bookings growth rate and property growth rate will likely diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of non-hotel accommodations increases, the number of reservations per property will likely decrease. In addition, non-hotel accommodations, including vacation rentals, tend to be more seasonal in nature and may close during "off-season," which impacts our property counts quarter to quarter.

Another impact of the size of our international business is our exposure to foreign currency exchange risk. Because we conduct a substantial majority of our business outside the United States and report our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international business are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation. For example, a strengthening of the Euro increases our Euro-denominated net assets, gross bookings, gross profit, operating expenses and net income as expressed in U.S. Dollars, while a weakening of the Euro decreases our Euro-denominated net assets, gross bookings, gross profit, operating expenses and net income as expressed in U.S. Dollars. Certain European Union countries with high levels of sovereign debt have had difficulty refinancing their debt. Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may be more widespread and could include the United States, has led to significant volatility in the exchange rate between the Euro, the U.S. Dollar and other currencies. We generally enter into derivative instruments to minimize the impact of short-term currency fluctuations on our consolidated operating results. However, such derivative instruments are short-term in nature and not designed to hedge against currency fluctuations that could impact our gross bookings, revenue or gross profit (see Note 5 to the Unaudited Consolidated Financial Statements for additional information on our derivative contracts). Revenue from our international operations grew year-over-year by approximately 33% and 35% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 on both a local currency basis and as reported in U.S. Dollars.

Domestic Trends. Competition in U.S. online travel remains intense and online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantages. In particular, the competition to provide "opaque" hotel reservation services to consumers, an area in which our priceline.com business has been a leader, has become more intense. For example, Expedia makes opaque hotel reservations available through its Hotwire brand and on its principal website under the name "Expedia Unpublished Rates" and has, we believe, supported this initiative with steeper discounts through lower margins. As with priceline.com's opaque Name Your Own Price® and Express Deals® hotel reservation services, the name of the hotel is not disclosed until after booking the reservation. We believe these offerings, in particular "Expedia Unpublished Rates," have adversely impacted the market share and year-over-year room night reservations growth rate for priceline.com's Name Your Own Price® opaque hotel reservation service. If Expedia or others are successful in growing their opaque hotel reservation services, we may have less consumer demand for our opaque hotel reservation services over time, and we would face more competition for access to the limited supply of discounted hotel room rates. In an effort to compete more effectively against these offerings, in 2012 we launched Express Deals®, a semi-opaque price-disclosed hotel reservation service. While Express Deals® has been a significant contributor to the improved performance of priceline.com's opaque hotel reservation service, the offering may not ultimately be successful at recovering or growing U.S. discount hotel reservation service market share. As a result of this increased competition, our share of the discount hotel reservation market in the United States could further decrease.

While demand for online travel services in the United States continues to experience growth, we believe that the U.S. market share of third-party distributors is impacted in part by a concerted initiative by travel service providers to direct customers to their own websites in an effort to reduce distribution expenses and establish more direct control over their pricing. In addition, high hotel occupancy levels have had an adverse impact on our access to hotel rooms for our opaque hotel reservation services. Further, growth in discounted closed user group retail prices for hotel rooms lessens the price difference for members of closed user groups between a retail hotel reservation and an opaque hotel reservation, which may lead to fewer consumers using our opaque hotel reservation services.

U.S. airlines have, at times, reduced capacity and increased fares. Decreases in capacity reduce the amount of airline tickets available, while increases in average airfares can adversely impact leisure travel demand. Generally, reduced airline capacity and demand negatively impact our priceline.com airline ticket reservation service, which in turn can have negative repercussions on our priceline.com hotel and rental car services. Further, consolidation in the airline industry has negatively affected our access to airline tickets for our opaque services. We expect continued variability in the breadth and depth of discounted airline tickets and rental car rates made available to us in the future, depending on market conditions from time to time.

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

Other Factors. We believe that our success will depend in large part on our ability to continue to profitably grow our brands worldwide, and, over time, to offer other travel and travel related services and further expand into other international markets. Factors beyond our control, such as worldwide recession, oil prices, terrorist attacks, unusual weather patterns, natural disasters such as earthquakes, hurricanes, tsunamis, floods and volcanic eruptions, travel related health concerns including pandemics and epidemics such as Ebola, Influenza H1N1, avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities or travel related accidents, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.

For example, in late 2012 Hurricane Sandy disrupted travel in the northeastern United States. In early 2011, Japan was struck by a major earthquake, tsunami and nuclear emergency. In October 2011, severe flooding in Thailand, a key market for our agoda.com business and the Asian business of Booking.com, negatively impacted booking volumes and cancellation rates in this market. In addition, Thailand has recently experienced disruptive civil unrest, which has negatively impacted booking volumes and cancellation rates in this market. In early 2010, Thailand also experienced civil unrest, which caused the temporary relocation of agoda.com's Thailand-based operations. Future natural disasters, health concerns or civil or political unrest could further disrupt our business and operations.

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

On July 24, 2014, we acquired OpenTable, a leading provider of online restaurant reservations, for $2.5 billion ($2.4 billion net of cash acquired) and on May 21, 2013, we acquired KAYAK Software Corporation, a leading travel meta-search service, for $2.1 billion ($1.9 billion net of cash acquired). A substantial portion of the total consideration for these acquisitions related to identifiable acquired intangibles and goodwill (see Note 6 to the Unaudited Consolidated Financial Statements). If OpenTable is unsuccessful in profitably growing its global online restaurant reservation business or it experiences a significant reduction in revenues or profitability due to factors such as competition or any other reason, we may incur an impairment charge related to this goodwill. If KAYAK is unsuccessful in profitably growing its global online travel brand or it experiences a significant reduction in advertising revenues or profitability due to factors such as a loss of continued access to travel services information provided by other OTAs or travel service providers or a reduction in advertising on its websites or mobile apps, we may incur an impairment charge related to this goodwill.

Results of Operations
Three and Nine Months Ended September 30, 2014 compared to the Three and Nine Months Ended September 30, 2013

Operating and Statistical Metrics

Our financial results are driven by certain operating metrics that encompass the booking and other business activity generated by our travel and travel related services.  Specifically, reservations of accommodation room nights, rental car days and airline tickets capture the volume of units purchased by our travel reservation services customers.  Gross bookings is an operating and statistical metric that captures the total dollar value, generally inclusive of taxes and fees, of all travel services booked by our customers and is widely used in the travel business.  International gross bookings reflect gross bookings generated principally by our Booking.com, agoda.com and rentalcars.com businesses and domestic gross bookings reflect gross bookings generated principally by our priceline.com business, in each case without regard to the travel destination or the location of the customer purchasing the travel. We follow a similar approach for reporting the international and domestic revenue and gross profit of those businesses.

Gross bookings resulting from accommodation room nights, rental car days and airline tickets reserved through our international and U.S. operations for the three and nine months ended September 30, 2014 and 2013 were as follows (numbers may not total due to rounding):

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2014	2013	Change	2014	2013	Change
International	$12,080	$9,179	31.6%	$34,406	$25,541	34.7%
Domestic	1,743	1,586	9.9%	5,235	4,493	16.5%
Total	$13,823	$10,765	28.4%	$39,641	$30,035	32.0%

Gross bookings increased by 28.4% and 32.0% for the three and nine months ended September 30, 2014 compared to the same periods in 2013 (growth on a local currency basis was approximately 29% and 32% for the three and nine months, respectively), principally due to growth of 26.7% and 29.1% in accommodation room night reservations, 3% growth on a local currency basis in ADRs, growth of 18.1% and 18.6% in rental car day reservations and 8.0% and 17.4% growth in airline ticket reservations for the three and nine months, respectively.  International gross bookings grew by 31.6% and 34.7% (growth on a local currency basis was approximately 32% and 35%) for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. International gross bookings growth was primarily attributable to growth in accommodation room night reservations for our Booking.com and agoda.com businesses, as well as growth in rental car day reservations for our rentalcars.com business.  Domestic gross bookings increased by 9.9% and 16.5% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily due to increases in priceline.com's retail airline ticket, retail hotel, Express Deals® hotel and retail rental car services, partially offset by declines in priceline.com's Name Your Own Price® hotel and airline ticket reservation services.

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the three and nine months ended September 30, 2014 and 2013 were as follows (numbers may not total due to rounding):

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2014	2013	Change	2014	2013	Change
Agency	$11,821	$9,023	31.0%	$33,917	$25,096	35.2%
Merchant	2,002	1,742	15.0%	5,724	4,939	15.9%
Total	$13,823	$10,765	28.4%	$39,641	$30,035	32.0%

Agency gross bookings increased 31.0% and 35.2% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily due to growth in Booking.com accommodation room night reservations, as well as growth in priceline.com's retail airline ticket, rental car and hotel reservation services. Merchant gross bookings increased 15.0% and 15.9% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily due to increases in agoda.com hotel reservation services, rentalcars.com rental car reservation services and priceline.com Express Deals® hotel and retail hotel reservation services, partially offset by declines in priceline.com's Name Your Own Price® hotel and airline ticket reservation services.

Units sold for accommodation room nights, rental car days and airline tickets for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2014	2013	Change	2014	2013	Change
Room Nights	94.8	74.8	26.7%	267.8	207.4	29.1%
Rental Car Days	14.2	12.0	18.1%	40.8	34.4	18.6%
Airline Tickets	2.0	1.8	8.0%	6.1	5.2	17.4%

Accommodation room night reservations increased by 26.7% and 29.1% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, due to an increase in Booking.com, agoda.com and priceline.com accommodation room night reservations. Booking.com, our most significant brand, included over 540,000 properties on its website as of November 3, 2014 (updated property counts are available on the Booking.com website).  Booking.com has added properties over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America.  An increasing amount of our business from a destination and point-of-sale perspective is conducted in these newer markets which are growing faster than our overall growth rate and our core European market.

Rental car day reservations increased by 18.1% and 18.6% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, due to an increase in price-disclosed rental car day reservations for rentalcars.com and priceline.com, partially offset by a decline in priceline.com's Name Your Own Price® rental car reservation service.

Airline ticket reservations increased by 8.0% and 17.4% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, due to an increase in price-disclosed airline ticket reservations for priceline.com driven primarily by increased paid advertising placements on KAYAK (which began in the third quarter of 2013), partially offset by a decline in priceline.com's Name Your Own Price® airline ticket reservation service.

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

•
Merchant revenues are derived from services where we are the merchant of record and therefore charge the customer's credit card for the travel services provided. Merchant revenues include (1) transaction revenues representing the price of Name Your Own Price® hotel, rental car and airline ticket reservations and vacation packages; (2) transaction revenues representing the amount charged to a customer, less the amount charged to us by travel service providers in connection with (a) the accommodation reservations provided through our merchant price-disclosed hotel reservation services at agoda.com and priceline.com and (b) the reservations provided through our merchant rental car service at rentalcars.com and merchant Express Deals® services at priceline.com; (3) customer processing fees charged in connection with priceline.com's Name Your Own Price® hotel, rental car and airline ticket reservations and merchant price-disclosed hotel reservations; and (4) ancillary fees, including GDS reservation booking fees related to certain of the services listed above.

•
Advertising and other revenues are derived primarily from (1) revenues earned by KAYAK for sending referrals to OTAs and travel service providers; (2) advertising placements on KAYAK's websites and mobile apps; (3) reservation revenues earned by OpenTable (a fee for each restaurant guest seated through OpenTable's online reservation service); and (4) monthly subscription fees earned by OpenTable. Revenue from KAYAK is net of intercompany revenues earned by KAYAK from other Priceline Group brands.

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2014	2013	Change	2014	2013	Change
Agency Revenues	$2,099,629	$1,576,434	33.2%	$4,615,169	$3,411,002	35.3%
Merchant Revenues	613,535	620,904	(1.2)%	1,707,786	1,729,692	(1.3)%
Advertising and Other Revenues	123,333	72,565	70.0%	278,919	111,459	150.2%
Total Revenues	$2,836,497	$2,269,903	25.0%	$6,601,874	$5,252,153	25.7%

 Agency Revenues

Agency revenues for the three and nine months ended September 30, 2014 increased 33.2% and 35.3%, respectively, compared to the same periods in 2013, primarily as a result of growth in the business of Booking.com.  Our priceline.com agency revenues benefited from growth in our retail rental car, agency hotel and airline ticket businesses.

Merchant Revenues

Merchant revenues for the three and nine months ended September 30, 2014 decreased 1.2% and 1.3%, respectively, compared to the same periods in 2013, primarily due to decreases in revenues from priceline.com's Name Your Own Price® hotel, rental car and airline ticket reservation services, mostly offset by increases in our rentalcars.com business, agoda.com business and priceline.com's Express Deals® hotel and retail merchant hotel reservation services. Merchant revenue growth over the prior year period was substantially lower than merchant gross bookings growth because our merchant revenues are disproportionately affected by priceline.com's Name Your Own Price® service. Name Your Own Price® revenues are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues, and represented a smaller percentage, year-over-year, of total revenues compared to our faster-growing agoda.com, rentalcars.com and priceline.com retail merchant hotel and Express Deals® services, which are recorded in revenue "net" of travel service provider costs. As a result, we believe that gross profit is an important measure of evaluating growth in our business.

Advertising and Other Revenues

Advertising and other revenues during the three and nine months ended September 30, 2014 consisted primarily of advertising revenues, restaurant reservation revenues and subscription revenues.  Other revenues for the three and nine months ended September 30, 2014 includes $41.2 million of OpenTable revenue earned since its acquisition on July 24, 2014.

Cost of Revenues

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2014	2013	Change	2014	2013	Change
Cost of Revenues	$216,519	$280,838	(22.9)%	$692,429	$869,568	(20.4)%

For the three and nine months ended September 30, 2014, cost of revenues consisted primarily of: (1) the cost paid to travel service providers for priceline.com's Name Your Own Price® services, net of applicable taxes and charges; (2) fees paid to third parties by KAYAK and priceline.com to return travel itinerary information in response to search queries; and (3) the cost related to accruals for travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.). Cost of revenues for the three and nine months ended September 30, 2014 decreased by 22.9% and 20.4%, respectively, compared to the same periods in 2013, primarily due to a decrease in priceline.com's Name Your Own Price® hotel, rental car and airline ticket services. Cost of revenues for the nine months ended September 30, 2013 includes an accrual recorded in the first quarter of 2013 of approximately $20.5 million (including estimated interest and penalties) for travel transaction taxes, principally related to unfavorable rulings in the State of Hawaii and the District of Columbia.

Agency revenues have no cost of revenue. Agency revenues principally consist of travel commissions on accommodation reservations.

Gross Profit

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2014	2013	Change	2014	2013	Change
Gross Profit	$2,619,978	$1,989,065	31.7%	$5,909,445	$4,382,585	34.8%
Gross Margin	92.4%	87.6%		89.5%	83.4%

Total gross profit for the three and nine months ended September 30, 2014 increased by 31.7% and 34.8%, respectively, compared to the same periods in 2013, primarily as a result of the increased revenue discussed above.  Total gross margin (gross profit as a percentage of total revenue) increased during the three and nine months ended September 30, 2014, compared to the same periods in 2013, because our revenues are disproportionately affected by priceline.com's Name Your Own Price® service. Name Your Own Price® revenues are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues, and in the three and nine months ended September 30, 2014 these revenues represented a smaller percentage of total revenues than in the same periods in 2013. Our retail and semi-opaque services, which are recorded in revenue "net" of travel service provider costs, have been growing faster than priceline.com's Name Your Own Price® services. As a result, we believe that gross profit is an important measure of evaluating growth in our business. Our international operations accounted for approximately $2.34 billion and $5.20 billion of our gross profit for the three and nine months ended September 30, 2014, respectively, which compares to $1.77 billion and $3.86 billion, respectively, for the same periods in 2013. Gross profit attributable to our international operations increased, on a local currency basis, by approximately 33% and 35% for the three and nine months ended September 30, 2014, compared to the same periods in 2013. Gross profit attributable to our U.S. businesses increased by 24% and 36% for the three and nine months ended September 30, 2014, compared to the same periods in 2013. Gross profit for the three and nine months ended September 30, 2014 was positively impacted by the inclusion of OpenTable since its acquisition on July 24, 2014. Gross profit for the nine months ended September 30, 2014 was positively impacted by the inclusion of KAYAK since its acquisition on May 21, 2013. Gross profit for the nine months ended September 30, 2013 was negatively impacted by an accrual recorded in the first quarter of 2013 of approximately $20.5 million (including estimated interest and penalties) for travel transaction taxes, principally related to unfavorable rulings in the State of Hawaii and the District of Columbia.

Operating Expenses

Advertising

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2014	2013	Change	2014	2013	Change
Online Advertising	$699,814	$533,164	31.3%	$1,860,317	$1,399,452	32.9%
% of Total Gross Profit	26.7%	26.8%		31.5%	31.9%
Offline Advertising	$71,593	$39,891	79.5%	$183,093	$99,750	83.6%
% of Total Gross Profit	2.7%	2.0%		3.1%	2.3%

Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) banner, pop-up and other Internet and mobile advertisements. For the three and nine months ended September 30, 2014, online advertising expenses increased over the same periods in 2013, primarily to generate increased gross bookings. Online advertising as a percentage of gross profit for the nine months ended September 30, 2014 benefited from the inclusion of KAYAK and OpenTable because they spend a lower percentage of gross profit on online advertising than our other brands. Also, our consolidated results exclude intercompany advertising by our brands on KAYAK since the acquisition on May 21, 2013. In addition, the share of our business coming directly to our websites with no associated online advertising expense increased during the three and nine months ended September 30, 2014. These favorable impacts were almost entirely offset for the three and nine months ended September 30, 2014 by (1) a year-over-year decline in advertising ROIs and (2) brand mix within The Priceline Group as our international brands grew faster than our U.S. brands and typically spend a higher percentage of gross profit on online advertising. Gross profit for the nine months ended September 30, 2013 was negatively impacted by an accrual recorded in the first quarter of 2013 of approximately $20.5 million (including estimated interest and penalties) for travel transaction taxes, principally related to unfavorable rulings in the State of Hawaii and the District of Columbia.

Offline advertising expenses are primarily related to our KAYAK, Booking.com and priceline.com businesses and primarily consist of television advertising. For the three and nine months ended September 30, 2014, offline advertising increased by 79.5% and 83.6%, respectively, compared to the same periods in 2013, due to the launch of offline advertising campaigns by Booking.com in Germany, the United Kingdom and Canada in 2014 and Australia in the fourth quarter of 2013, as well as incremental offline advertising by KAYAK. Offline advertising growth for the nine months ended September 30, 2014 was also impacted by the inclusion of KAYAK in our consolidated results since its acquisition on May 21, 2013.

Sales and Marketing

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2014	2013	Change	2014	2013	Change
Sales and Marketing	$86,092	$65,274	31.9%	$225,456	$177,392	27.1%
% of Total Gross Profit	3.3%	3.3%		3.8%	4.0%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) provisions for credit card chargebacks; and (4) provisions for bad debt, primarily related to agency accommodation commission receivables. For the three and nine months ended September 30, 2014, sales and marketing expenses, which are substantially variable in nature, increased over the same periods in 2013, primarily due to increased gross booking volumes as well as the inclusion of OpenTable since its acquisition on July 24, 2014. Sales and marketing expenses as a percentage of gross profit are typically higher for our merchant business, which incurs credit card processing fees. Our merchant business grew more slowly than our agency business, and as a result, sales and marketing expenses as a percentage of total gross profit for the nine months ended September 30, 2014, declined compared to the same period in 2013. This impact was offset during the three months ended September 30, 2014 by the inclusion of OpenTable in our consolidated results since its acquisition on July 24, 2014. Sales and marketing expense as a percentage of gross profit is higher for OpenTable than our other brands.

Personnel

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2014	2013	Change	2014	2013	Change
Personnel	$259,471	$186,443	39.2%	$675,854	$486,658	38.9%
% of Total Gross Profit	9.9%	9.4%		11.4%	11.1%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, stock-based compensation, payroll taxes and employee health benefits. Personnel expenses increased during the three and nine months ended September 30, 2014 over the same periods in 2013, due primarily to increased headcount to support the growth of our businesses. The inclusion of OpenTable in our consolidated results since its acquisition on July 24, 2014 impacted the increase in personnel expenses for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The inclusion of KAYAK in our consolidated results since its acquisition on May 21, 2013 impacted the increase in personnel expenses for the nine months ended September 30, 2014 compared to the same period in 2013.

Stock-based compensation expense was approximately $46.1 million and $120.1 million for the three and nine months ended September 30, 2014, respectively, compared to $34.6 million and $91.0 million for the three and nine months ended September 30, 2013, respectively.

General and Administrative

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2014	2013	Change	2014	2013	Change
General and Administrative	$97,902	$63,113	55.1%	$261,950	$178,195	47.0%
% of Total Gross Profit	3.7%	3.2%		4.4%	4.1%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) personnel related expenses such as travel, recruiting and training expenses; and (3) fees for outside professionals, including litigation expenses. General and administrative expenses increased during the three and nine months ended September 30, 2014 over the same periods in 2013, due primarily to higher occupancy and office expenses related to the expansion of our international businesses and higher personnel related expenses related to increased headcount in all of our businesses. The inclusion of OpenTable in our consolidated results since its acquisition on July 24, 2014 impacted the increase in general and administrative expenses for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The inclusion of KAYAK in our consolidated results since its acquisition on May 21, 2013 impacted the increase in general and administrative expenses for the nine months ended September 30, 2014 compared to the same period in 2013.

General and administrative expenses for the three and nine months ended September 30, 2014 included approximately $1.3 million and $6.9 million of professional fees related to consummated acquisitions. General and administrative expenses for three and nine months ended September 30, 2013 included approximately $0.1 million and $8.6 million, respectively, of professional fees related to the acquisition of KAYAK.

Information Technology

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2014	2013	Change	2014	2013	Change
Information Technology	$24,802	$18,536	33.8%	$72,068	$48,717	47.9%
% of Total Gross Profit	0.9%	0.9%		1.2%	1.1%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) data communications and other expenses associated with operating our services; (3) outsourced data center costs; and (4) payments to outside consultants. Information technology expense increased during the three and nine months ended September 30, 2014 over the same periods in 2013, due primarily to growth in our worldwide operations. The inclusion of OpenTable in our consolidated results since its acquisition on July 24, 2014 impacted the increase in information technology expenses for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The inclusion of KAYAK in our consolidated results since its acquisition on May 21, 2013 impacted the increase in information technology expenses for the nine months ended September 30, 2014 compared to the same period in 2013.

Depreciation and Amortization

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2014	2013	Change	2014	2013	Change
Depreciation and Amortization	$57,599	$35,747	61.1%	$136,262	$80,854	68.5%
% of Total Gross Profit	2.2%	1.8%		2.3%	1.8%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation on computer equipment; (3) depreciation of internally developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. For the three and nine months ended September 30, 2014, depreciation and amortization expense increased from the same periods in 2013 due primarily to increased intangible amortization from the OpenTable and KAYAK acquisitions and increased depreciation expense due to capital expenditures for additional data center capacity and office build outs to support growth and geographic expansion, principally related to our Booking.com brand.

Other Income (Expense)

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2014	2013	Change	2014	2013	Change
Interest Income	$2,490	$867	187.2%	$5,165	$2,882	79.2%
Interest Expense	(22,953)	(24,135)	(4.9)%	(57,804)	(61,097)	(5.4)%
Foreign Currency Transactions and Other	3,347	(3,278)	(202.1)%	(4,399)	(7,002)	(37.2)%
Total	$(17,116)	$(26,546)	(35.5)%	$(57,038)	$(65,217)	(12.5)%

For the three and nine months ended September 30, 2014, interest income on cash and marketable securities increased over the same periods in 2013, primarily due to an increase in the average invested balance and higher yields. Interest expense decreased for the three and nine months ended September 30, 2014 as compared to the same periods in 2013, primarily due to a decrease in the average outstanding debt resulting from early conversions of our 1.25% Convertible Senior Notes due March 2015, partially offset by interest expense attributable to our Senior Notes issued in August 2014 and September 2014. The decrease in interest expense for the nine months ended September 30, 2014 was also partially offset by interest expense attributable to our Senior Convertible Notes issued in May 2013.

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operating results into U.S. Dollars upon consolidation resulted in foreign exchange gains of $8.3 million and $12.5 million for the three and nine months ended September 30, 2014, respectively, compared to foreign exchange losses of $1.1 million and foreign exchange gains of $1.0 million for the three and nine months ended September 30, 2013, respectively, and are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

Foreign exchange transaction losses, including costs related to foreign exchange transactions, resulted in losses of $5.8 million and $11.8 million for the three and nine months ended September 30, 2014, respectively, compared to foreign exchange losses of $2.1 million and $7.9 million for the three and nine months ended September 30, 2013, respectively, and are recorded in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations.

During the nine months ended September 30, 2014, the Company delivered cash of $121.9 million to repay the aggregate principal amount and issued 299,657 shares of its common stock in satisfaction of the conversion value in excess of the principal amount associated with 1.25% Convertible Senior Notes due March 2015 that were converted prior to maturity. The conversion of our convertible debt prior to maturity resulted in a non-cash loss of $6.3 million for the nine months ended September 30, 2014, recorded in "Foreign currency transactions and other" on the Unaudited Consolidated Statements of Operations.

Income Taxes

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2014	2013	Change	2014	2013	Change
Income Tax Expense	$243,336	$187,362	29.9%	$467,485	$331,629	41.0%

Our effective tax rates for the three and nine months ended September 30, 2014 were 18.6% and 19.2%, respectively, compared to 18.4% and 18.0% for the same periods in 2013. Our effective tax rate differs from the U.S. federal statutory tax rate of 35%, due to lower tax rates outside the United States, partially offset by U.S. state income taxes and certain non-deductible expenses. Our effective tax rate was higher for the three and nine months ended September 30, 2014, compared to the same periods in 2013, primarily due to the acquisitions of OpenTable on July 24, 2014 and KAYAK on May 21, 2013, both of which are principally taxed at the higher U.S. tax rates.

According to Dutch corporate income tax law, income generated from qualifying "innovative" activities is taxed at a rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%.  Booking.com obtained a ruling from the Dutch tax authorities confirming that a portion of its earnings is eligible for Innovation Box Tax treatment. The ruling from the Dutch tax authorities is valid through December 31, 2017.

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

We will be subject to increased income taxes in the event that our cash balances held outside the United States are remitted to the United States. As of September 30, 2014, we held approximately $6.6 billion of cash, cash equivalents, short-term investments and long-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our non-U.S. operations. If our cash balances outside the United States continue to grow and our ability to reinvest those balances outside the United States diminishes, it will become increasingly likely that we will be subject to additional income tax expense in the United States with respect to our unremitted non-U.S. earnings. We would not make additional income tax payments unless we were to actually repatriate our international cash to the United States. We would pay only U.S. federal alternative minimum tax and certain U.S. state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. This could result in us being subject to a cash income tax liability on the earnings of our U.S. businesses sooner than would otherwise have been the case.

Redeemable Noncontrolling Interests

	Nine Months Ended September 30, (in thousands)
	2014	2013	Change
Net income attributable to noncontrolling interests	$—	$135	(100.0)%

We purchased the remaining outstanding shares underlying the redeemable noncontrolling interests in April 2013.

Liquidity and Capital Resources

As of September 30, 2014, we had $8.2 billion in cash, cash equivalents, short-term investments and long-term investments. Approximately $6.6 billion is held by our international subsidiaries and is denominated primarily in U.S. Dollars, Euros and, to a lesser extent, British Pounds Sterling and other currencies. We currently intend to indefinitely reinvest these funds outside of the United States. If we repatriate cash to the United States, we would utilize our net operating loss carryforwards and beyond that amount incur additional tax payments in the United States. Cash equivalents, short-term investments, and long-term investments are comprised of U.S. and foreign government securities, U.S. and foreign corporate bonds, high grade commercial paper, U.S. government agency securities, foreign equity securities and bank deposits.

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

The revolving credit facility provides for the issuance of up to $100.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of September 30, 2014, there were no borrowings under the facility, and approximately $4 million of letters of credit were issued under the facility.

On July 24, 2014, we acquired OpenTable, Inc., a leading provider of online restaurant reservations, in a cash transaction for a purchase price of approximately $2.5 billion (approximately $2.4 billion net of cash acquired) or $103.00 per share of OpenTable common stock. We funded the acquisition from cash on hand in the United States and $995 million borrowed under our revolving credit facility, which was repaid during the third quarter of 2014.

In August 2014, we issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due 2021, with an interest rate of 0.9%. Interest on the notes is payable on March 15 and September 15 of each year. We used approximately $147.3 million of the net proceeds to concurrently repurchase outstanding common stock. We intend to use the remaining net proceeds for general corporate purposes, which may include repurchases of our common stock from time to time, repaying outstanding debt and corporate acquisitions. See Note 8 to the Unaudited Consolidated Financial Statements for further details on these notes.

In August 2014, the Company used its non-U.S. cash to invest in a five-year senior convertible note issued by Ctrip.com International Ltd. ("Ctrip"). Additionally, during the three months ended September 30, 2014, the Company invested $150.9 million of its non-U.S. cash in Ctrip American Depositary Shares. See Note 4 to the Unaudited Consolidated Financial Statements for further detail on these investments.

In September 2014, we issued 1.0 billion Euro aggregate principal amount of Senior Notes due 2024, with an interest rate of 2.375%. Interest on the notes is payable annually on September 23, beginning September 23, 2015. We intend to use the net proceeds for general corporate purposes, which may include repurchases of our common stock from time to time, repaying outstanding debt and corporate acquisitions. See Note 8 to the Unaudited Consolidated Financial Statements for further details on these notes.

As of September 30, 2014, we had a remaining aggregate amount of $507.2 million authorized by our Board of Directors to purchase our common stock. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital, and other factors.

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

For the nine months ended September 30, 2014, we paid $121.9 million to satisfy the aggregate principal amount due and issued 299,657 shares of our common stock in satisfaction of the conversion value in excess of the principal amount for debt converted prior to maturity. As of October 27, 2014, we received early conversion notices for the 1.25% Convertible Senior Notes due March 2015 that will be settled in the fourth quarter of 2014 for an aggregate principal amount of approximately $1.0 million.
Net cash provided by operating activities for the nine months ended September 30, 2014, was $2.2 billion, resulting from net income of $2.0 billion and a favorable impact of $368.1 million for non-cash items not affecting cash flows, partially offset by net unfavorable changes in working capital and other assets and liabilities of $178.9 million. For the nine months ended September 30, 2014, accounts receivable increased $353.4 million and accounts payable, accrued expenses and other current liabilities increased by $209.6 million. The increases in these working capital balances was primarily related to seasonality and increases in business volumes. Our bookings and revenues are generally higher in the third quarter of the year than in the fourth quarter of the year which typically results in higher accounts receivable, deferred merchant bookings, accounts payable and accrued expenses at September 30 compared to December 31. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount of our convertible notes and deferred income taxes.

Net cash provided by operating activities for the nine months ended September 30, 2013, was $1.7 billion, resulting from net income of $1.5 billion and a favorable impact of $242.4 million for non-cash items not affecting cash flows, partially offset by net unfavorable changes in working capital and other assets and liabilities of $10.1 million. For the nine months ended September 30, 2013, accounts receivable increased $284.0 million and accounts payable, accrued expenses and other current liabilities increased by $280.9 million. The increase in these working capital balances was primarily related to seasonality and increases in business volumes. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount of our convertible notes and deferred income taxes.

Net cash used in investing activities was $0.3 billion for the nine months ended September 30, 2014. Investing activities for the nine months ended September 30, 2014 were affected by $2.5 billion used for acquisitions, net of cash acquired, and net payments of $80.3 million for the settlement of foreign currency contracts, mostly offset by net sales of investments of $2.4 billion. Net cash used in investing activities was $2.2 billion for the nine months ended September 30, 2013. Investing activities for the nine months ended September 30, 2013 were affected by net purchases of investments of $1.8 billion, $331.6 million used for acquisitions, net of cash acquired and net payments of $52.8 million for the settlement of foreign currency contracts.  Cash invested in purchase of property and equipment was $90.7 million and $57.0 million in the nine months ended September 30, 2014 and 2013, respectively.

Net cash provided by financing activities was $1.9 billion for the nine months ended September 30, 2014. Cash provided by financing activities for the nine months ended September 30, 2014 primarily consisted of total proceeds of $2.3 billion from the issuance of Convertible Senior Notes and Euro denominated Senior Notes, the exercise of employee stock options of $12.4 million and excess tax benefits from stock-based compensation of $14.1 million, partially offset by treasury stock purchases of $245.5 million and payments of $121.9 million related to the conversion of Senior Notes. Net cash provided by financing activities was $2.0 million for the nine months ended September 30, 2013. The cash provided by financing activities for the nine months ended September 30, 2013 was primarily related to proceeds from the issuance of Convertible Senior Notes with an aggregate principal amount of $1.0 billion less $20.0 million of initial debt discount, proceeds from the exercise of employee stock options of $86.3 million and excess tax benefits from stock-based compensation of $13.3 million, which was almost entirely offset by, among other things, treasury stock purchases of $883.0 million, $192.5 million spent to purchase the remaining shares underlying noncontrolling interests, and payments of $1.2 million for stock issuance costs.

Contingencies

A number of U.S. jurisdictions have initiated lawsuits against online travel companies, including us, related to, among other things, the payment of travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.). In addition, a number of U.S. states, counties and municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes. To date, the majority of taxing jurisdictions in which we facilitate the making of travel reservations have not asserted that taxes are due and payable on our travel services. With respect to jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from us only on a prospective basis. See Note 13 to the Unaudited Consolidated Financial Statements for a description of these pending cases and proceedings, and Part II Item 1A Risk Factors - "Adverse application of state and local tax laws could have an adverse effect on our business and results of operations" in this Quarterly Report.

As a result of this litigation and other attempts by U.S. jurisdictions to levy similar taxes, we have established an accrual for the potential resolution of issues related to travel transaction taxes in the amount of approximately $51 million at

September 30, 2014 and $55 million at December 31, 2013 (which includes, among other things, amounts related to the litigation in the State of Hawaii, San Antonio, District of Columbia and Chicago). The accrual is based on our estimate of the probable cost of resolving these issues. Our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made. We believe that even if we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash, it would not have a material impact on our liquidity.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Expressions of future goals and expectations and similar expressions, including "may," "will," "should," "could," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," or "continue," reflecting something other than historical fact are intended to identify forward-looking statements.  Our actual results could differ materially from those described in the forward-looking statements for various reasons including the risks we face which are more fully described in Part II Item 1A, Risk Factors.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  However, readers should carefully review the reports and documents we file or furnish from time to time with the Securities and Exchange Commission, particularly our Annual Report on Form 10-K for the year ended December 31, 2013, and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

We did not experience any material changes in interest rate exposures during the three months ended September 30, 2014. Based upon economic conditions and leading market indicators at September 30, 2014, we do not foresee a significant adverse change in interest rates in the near future.

Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available for sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis point (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of September 30, 2014 of approximately $44 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of September 30, 2014, the outstanding aggregate principal amount of our debt was approximately $4.3 billion. We estimate that the market value of such debt was approximately $4.8 billion as of September 30, 2014. A substantial portion of the market value of our debt in excess of the outstanding principal amount is related to the conversion premium on our outstanding convertible notes.

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

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. These derivative contracts principally address foreign exchange fluctuation risk for the Euro and the British Pound Sterling versus the U.S. Dollar. As of September 30, 2014 and December 31, 2013, there are no such outstanding derivative contracts. Foreign exchange gains of $8.3 million and $12.5 million for the three and nine months ended September 30, 2014, respectively, compared to foreign exchange losses of $1.1 million and foreign exchange gains of $1.0 million for the three and nine months ended September 30, 2013, respectively, are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

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

In July 2014, we acquired OpenTable and, as a result of that acquisition, we intend to undertake a review of its internal controls and, if necessary, make any changes that we believe to be appropriate to those internal controls as we integrate OpenTable's business with ours.

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of material legal proceedings to which we are a party, and updates thereto, is contained in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2014, and is incorporated into this Item 1 by reference thereto.

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

Our financial results and prospects are significantly dependent upon the sale of travel services, particularly leisure travel. Travel, including accommodation (including hotels, bed and breakfasts, hostels, apartments, vacation rentals and other properties), rental car and airline ticket reservations, is dependent on discretionary spending levels. As a result, sales of travel services tend to decline during general economic downturns and recessions when consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns or effects that reduce their ability or willingness to travel. Accordingly, the recent worldwide recession led to a weakening in the fundamental demand for our travel reservation services and an increase in the number of consumers who canceled existing travel reservations with us. Also during the recession, the accommodation industry experienced a significant decrease in occupancy rates and average daily rates ("ADRs"). While lower occupancy rates have historically resulted in accommodation providers increasing their distribution of accommodation reservations through third-party intermediaries such as us, our remuneration for accommodation reservation transactions changes proportionately with price, and therefore, lower ADRs generally have a negative effect on our accommodation reservation business and a negative effect on our gross profit. Further, during periods of higher occupancy rates, accommodation providers may decrease their distribution of accommodation reservations through third-party intermediaries like us, in particular through our discount services such as priceline.com's Name Your Own Price® and Express Deals®.
Many governments around the world, including the U.S. government and certain European governments, are operating at large financial deficits, resulting in high levels of sovereign debt in such countries. Failure to reach political consensus regarding workable solutions to these issues has resulted in a high level of uncertainty regarding the future economic outlook. This uncertainty, as well as concern over governmental austerity measures including higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates and weaker trends in hotel ADRs across many regions of the world, particularly in those European countries that appear to be most affected by economic uncertainties. We believe that these business trends are likely impacted by weak economic conditions and sovereign debt concerns. Disruptions in the economies of such countries could cause, contribute to or be indicative of deteriorating macro-economic conditions. In addition, during periods of elevated uncertainty, the value of the U.S. Dollar compared to other currencies, including the Euro, has often increased, which adversely affects our gross bookings, gross profit, operating income and net income as expressed in U.S. Dollars. For example, the U.S. Dollar has significantly strengthened against the Euro during 2014, moving from an exchange rate of 1.38 U.S. Dollars per Euro as of January 1, 2014 to 1.26 U.S. Dollars per Euro as of September 30, 2014. The uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.
In addition, other unforeseen events beyond our control, such as oil prices, terrorist attacks, unusual weather patterns, natural disasters such as earthquakes, hurricanes, tsunamis, floods and volcanic eruptions, travel related health concerns including pandemics and epidemics such as Ebola, Influenza H1N1, avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities or travel related accidents, can disrupt travel or otherwise result in declines in travel demand. Because these events or concerns are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our business and results of operations. For example, in late 2012 Hurricane Sandy disrupted travel in the northeastern United States. In early 2011, Japan was struck by a major earthquake, tsunami and nuclear emergency. In October 2011, severe flooding in

Thailand, a key market for our agoda.com business and the Asian business of Booking.com, negatively impacted booking volumes and cancellation rates in that market. In addition, Thailand has recently experienced disruptive civil unrest, which has negatively impacted booking volumes and cancellation rates in this market. In early 2010, Thailand also experienced civil unrest, which caused the temporary relocation of agoda.com's Thailand-based operations. Future natural disasters, health concerns or civil or political unrest could further disrupt our business and operations.
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
Our strategy involves continued rapid international expansion in regions throughout the world. Many of these regions have different customs, currencies, levels of customer acceptance of the Internet, legislation, regulatory environments, tax laws and levels of political stability. International markets may have strong local competitors with an established brand and travel service provider or restaurant relationships that may make expansion in that market difficult and costly and take more time than anticipated. In addition, compliance with non-U.S. legal, regulatory or tax requirements places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences. In some markets such as China, legal and other regulatory requirements may prohibit or limit participation by foreign businesses, such as by making foreign ownership or management of Internet or travel-related businesses illegal or difficult, or may make direct participation in those markets uneconomic, which could make our entry into and expansion in those markets difficult or impossible, require that we work with a local partner or result in higher operating costs. If we are unsuccessful in rapidly expanding in new and existing markets and effectively managing that expansion, our business, results of operations and financial condition could be adversely affected.
Certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding accommodations available for reservation on our websites, including hotels, bed and breakfasts, hostels and vacation rentals. Vacation rentals generally consist of, among others, properties categorized as single-unit and multi-unit villas, apartments, "aparthotels" (which are apartments with a front desk and cleaning service) and chalets and are generally self-catered (i.e., include a kitchen), directly bookable properties. Many of the newer accommodations we add to our travel reservation services, especially in highly penetrated markets, may have fewer rooms, lower ADRs or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts), and therefore may also negatively impact our margins. For example, because a vacation rental is either a single unit or a small collection of independent units, vacation rental properties represent more limited booking opportunities than non-vacation rental properties, which generally have more units to rent per property. Our non-hotel accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors. As we increase our non-hotel accommodation business, these different market characteristics could negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our websites, our gross bookings growth rate and property growth rate will likely diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of non-hotel accommodations increases, the number of reservations per property will likely decrease. In addition, non-hotel accommodations, including vacation rentals, tend to be more seasonal in nature and may close during "off-season," which impacts our property counts quarter to quarter.
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
The number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 12,600 as of September 30, 2014, which growth is mostly comprised of hires by our international operations, including as a result of our international acquisitions. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage this growth and our future operations, especially as we employ personnel in multiple geographic locations around the world. We are subject to risks typical of international businesses, including differing economic conditions, differing customs, languages and consumer expectations, changes in political climate, differing tax structures and other regulations and restrictions, including labor laws and customs, and foreign exchange rate volatility.
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

•
online travel search and price comparison services (generally referred to as "meta-search" services), such as TripAdvisor, trivago (in which Expedia has acquired a majority ownership interest), Qunar, Skyscanner and HotelsCombined; and

•	online restaurant reservation services, such as TripAdvisor's LaFourchette and Yelp's SeatMe.

TripAdvisor, a leading travel research and review website, Google, the world's largest search engine, and other large, established companies with substantial resources and expertise in developing online commerce and facilitating Internet traffic have launched meta-search services and may create additional inroads into online travel, both in the United States and internationally. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., accommodations, rental car companies or airlines), online travel agent ("OTA") and other travel websites and, in many instances, compete directly with us for consumers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTAs or other travel websites, which could lead to travel service providers or others gaining a larger share of search traffic. TripAdvisor has begun supporting its meta-search service with offline advertising, and trivago, a leading meta-search service in Europe, has been aggressively advertising in the United States since 2013. Google offers "Hotel Finder", a meta-search service that Google has at times placed at or near the top of hotel-related search results. Through our KAYAK meta-search service, we compete directly with other meta-search services. KAYAK depends on access to information related to travel service pricing, schedules, availability and other related information from OTAs and travel service providers. To the extent OTAs or travel service providers no longer provide such information to KAYAK, KAYAK's business and results of operations could be harmed.

As consumers attempt to be more efficient in their shopping behavior, they may favor travel services offered by meta-search websites or search companies over OTAs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites and increase our advertising and other customer acquisition costs. To the extent any such consumer behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in profits from our KAYAK meta-search business to offset any related decrease in profits experienced by our OTA brands. Further, meta-search services may evolve into more traditional OTAs by offering consumers the ability to make travel reservations directly through their websites. For example, TripAdvisor facilitates hotel reservations on its transaction websites Tingo and Jetsetter and intends to allow consumers to make a reservation while staying on TripAdvisor through its "Instant Booking" offering. We currently do not participate in "Instant Booking" and therefore risk losing share of reservations sourced through TripAdvisor. Other meta-search providers may also offer direct booking services with travel service providers, which may lead to more consumers booking directly with a travel service provider rather than an OTA. To the extent consumers book travel services through a meta-search website or directly with a travel service provider after visiting a meta-search website or meta-search utility on a traditional search engine without using an OTA like us, or if meta-search services limit our participation within their search results, we may need to increase our advertising or other customer acquisition costs to maintain or grow our reservation bookings and our business, gross bookings and results of operations could be adversely affected.

As a result of our acquisition of OpenTable, we now compete or may in the future compete with other restaurant reservation providers, such as LaFourchette, a European restaurant reservation business recently acquired by TripAdvisor, and Yelp's SeatMe service.

Travel service providers, including multi-national hotel chains, rental car companies and airlines with which we conduct business, compete with us in online channels to drive consumers to their own websites in lieu of third-party distributors such as us. Travel service providers that sell on their own websites may charge lower prices and, in some instances, offer advantages such as loyalty points or special discounts to members of closed user groups (such as loyalty program participants or customers with registered accounts), any of which could make their offerings more attractive to consumers than our services. We many need to offer similar advantages to maintain or grow our reservation bookings, which could adversely impact our profitability.

There has been a proliferation of new channels through which accommodations can offer reservations. For example, companies such as HotelTonight, Tingo and Hipmunk have developed new and differentiated offerings that endeavor to provide savings on accommodation reservations to consumers and that compete directly with us. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its website. If any of these new services are successful, we may experience less demand for our services and are likely to face more competition for access to the limited supply of discounted accommodation room rates.

In August 2013, Expedia and Travelocity entered into an exclusive, long-term strategic marketing agreement, whereby Expedia powers the technology platforms for Travelocity's websites in the United States and Canada, while providing Travelocity access to Expedia's supply and customer services. To the extent this arrangement enhances Expedia's and/or Travelocity's ability to compete with us in the affected markets, our market share and results of operations could be adversely affected.

Competition in U.S. online travel remains intense and online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantages. In particular, the competition to provide "opaque" hotel reservation services to consumers, an area in which our priceline.com business has been a leader, has become more intense. For example, Expedia makes opaque hotel reservations available through its Hotwire brand and on its principal website under the name "Expedia Unpublished Rates" and has, we believe, supported this initiative with steeper discounts through lower margins. As with priceline.com's opaque Name Your Own Price® and Express Deals® hotel reservation services, the name of the hotel is not disclosed until after booking the reservation. We believe these offerings, in particular "Expedia Unpublished

Rates," have adversely impacted the market share and year-over-year room night reservations growth rate for priceline.com's Name Your Own Price® opaque hotel reservation service. These and other competitors could also launch opaque rental car services, which could negatively impact priceline.com's opaque Name Your Own Price® rental car service. If Expedia or others are successful in growing their opaque hotel reservation services, we may have less consumer demand for our opaque hotel reservation services over time, and we would face more competition for access to the limited supply of discounted hotel room rates. In an effort to compete more effectively against these new offerings, in 2012 priceline.com launched Express Deals®, a semi-opaque price-disclosed hotel reservation service. While Express Deals® has been a significant contributor to the improved performance of priceline.com's opaque hotel reservation service, the offering may not ultimately be successful at recovering or growing U.S. discount hotel reservation service market share. As a result of this increased competition, our share of the discount hotel reservation market in the United States could further decrease, which could harm our business and results of operations. In addition, high hotel occupancy levels in the United States have had an adverse impact on our access to hotel rooms for our opaque hotel reservation services. Further, growth in discounted closed user group retail prices for hotel rooms lessens the price difference for members of the closed user group between a retail hotel reservation and an opaque hotel reservation, which may lead to fewer consumers using our opaque hotel reservation services.

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
Our online advertising efficiency is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. We use third party websites, including online search engines (primarily Google), meta-search and travel research services, and affiliate marketing as primary means of generating traffic to our websites. Our online advertising expense has increased significantly in recent years, a trend we expect to continue. Various factors can impact whether our online advertising will grow faster or slower than gross profit. Our online advertising returns on investments ("ROIs") have been down year-over-year in recent years and, as a result, our online advertising expense has generally grown more quickly than our gross profit. Furthermore, our international brands are generally growing faster than our U.S. brands, and typically spend a higher percentage of gross profit on online advertising, also resulting in our online advertising expense growing more quickly than our gross profit. Any reduction in our advertising efficiency could have an adverse effect on our business and results of operations, whether through reduced gross profit or gross profit growth or through advertising expenses increasing faster than gross profit and thereby reducing margins and earnings growth.
We believe that a number of factors could cause consumers to engage in increased shopping behavior before making a travel purchase than they engaged in previously. Increased shopping behavior reduces our advertising efficiency and effectiveness because traffic becomes less likely to result in a purchase on our website, and such traffic is more likely to be obtained through paid online advertising channels than through free direct channels. Further, as consumers attempt to be more efficient in their shopping behavior, they may favor travel services offered by search companies or meta-search sites over OTAs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites, increase our advertising and other customer acquisition costs and adversely affect our business, margins and results of operations. To the extent any such increased shopping behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in revenues from our KAYAK meta-search business to offset any related decrease in gross profit or increase in advertising and other customer acquisition costs experienced by our OTA brands.

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
In addition, we purchase website traffic from a number of other sources, including some operated by our competitors, in the form of pay-per-click arrangements that can be terminated with little or no notice. If one or more of such arrangements is terminated, our business, market share and results of operations could be adversely affected. Lastly, we rely on various third party distribution channels (i.e., marketing affiliates) to distribute accommodation, rental car and airline ticket reservations. Should one or more of such third parties cease distribution of reservations made through us, or suffer deterioration in its search engine ranking, due to changes in search engine algorithms or otherwise, our business and results of operations could be negatively affected.
Recent trends in consumer adoption and use of mobile devices create new challenges and may enable device companies such as Apple to compete directly with us.
Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones, and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful "apps" available on these devices, is driving substantial online traffic and commerce to mobile platforms. We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for accommodation reservations. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple apps from multiple companies providing a similar service and instead prefer to use one or a limited number of apps for their mobile travel and restaurant research and reservation activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important. Our mobile offerings have received strong reviews and achieved solid download trends, and are driving a material and increasing share of our business. We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer and to mobile applications in addition to a web browser. Further, many consumers use a mobile device based web browser instead of an app. As a result, it is increasingly important for us to develop and maintain effective mobile websites optimized for mobile devices to provide customers with appealing easy-to-use mobile website functionality. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile apps are not downloaded and used by consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.
Apple, one of the most innovative and successful companies in the world and producer of, among other things, the iPhone and iPad, obtained a patent for "iTravel," a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple's iPhone operating system includes "Passbook," a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and, along with iTravel, may be indicative of Apple's intent to enter the travel reservations business in some capacity. Apple has substantial market share in the smart phone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps and has access to greater resources than we have. Apple may use or expand iTravel, Passbook, Siri (Apple's voice recognition "concierge" service), Apple Pay (Apple's new mobile payment system) or another mobile app or functionality as a means of entering the travel reservations marketplace. Similarly, Google's Android operating system is the leading smart phone operating system in the world. As a result, Google could leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. To the extent Apple or Google use their mobile operating systems or app distribution channels to favor their own travel service offerings, our business could be harmed.
We are exposed to fluctuations in currency exchange rates.
We conduct a substantial majority of our business outside the United States but we report our results in U.S. Dollars. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international business are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars upon consolidation. For example, strengthening of the Euro increases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars, while a weakening of the Euro decreases our Euro-denominated net assets, gross bookings, gross profit, operating expenses, and net income as expressed in U.S. Dollars.
Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in our financial results. Certain European Union countries with high levels of sovereign debt have had difficulty from time to time refinancing their debt. Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may become more widespread and could include the United States, has led to significant volatility in the exchange rate between the Euro, the British Pound Sterling, the U.S. Dollar and other currencies. Sovereign debt issues or weak economic conditions in the European Union could lead to further significant, and potentially longer-term, devaluation of the Euro against the U.S. Dollar, which would adversely impact our Euro-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars. For example, the U.S. Dollar has significantly strengthened against the Euro during 2014, moving from an exchange rate of 1.38 U.S. Dollars per Euro as of January 1, 2014 to 1.26 U.S. Dollars per Euro as of September 30, 2014.
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
Our existing security measures may not be successful in preventing security breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal consumer information or transaction data or other proprietary information. In the last few years, several major companies, including HomeDepot, JPMorgan, Target, Zappos, Apple, AOL, LinkedIn, Google, and Yahoo! experienced high-profile security breaches that exposed their customers' personal information. We expend significant resources to protect against security breaches, and we may need to increase our security related expenditures to maintain or increase our systems' security or to address problems caused and liabilities incurred by breaches. These issues are likely to become more difficult to manage as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced. Security breaches could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. Security breaches could also cause consumers to lose confidence in our security and choose to use the services of our competitors, which would have a negative effect on the value of our brand, our market share and our results of operations. Our insurance policies carry low coverage limits, and would likely not be adequate to reimburse us for losses caused by security breaches.
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
In our processing of travel transactions, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, including the European Union's Data Protection Directive and variations of that directive in the member states of the European Union. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
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
Our computer hardware for operating our services is currently located at hosting facilities around the world. These systems and operations are vulnerable to damage or interruption from human error, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, terrorism and similar misconduct. Despite any precautions we may take, the occurrence of any disruption of service due to any such misconduct, natural disaster or other unanticipated problems at such facilities, or the failure by such facilities to provide our required data communications capacity could result in lengthy interruptions or delays in our services. Any system failure that causes an interruption or delay in service could impair our reputation, damage our brands or result in consumers choosing to use a competitive service, any of which could have a material adverse effect on our business and results of operations.
Our existing security measures may not be successful in preventing attacks on our systems, and any such attack could cause significant interruptions in our operations. For instance, from time to time, we have experienced "denial-of-service" type attacks on our systems that have made portions of our websites slow or unavailable for periods of time. There are numerous other potential forms of attack, such as "phishing" (where a third party attempts to infiltrate our systems or acquire information by posing as a legitimate inquiry or electronic communication), SQL injection (where a third party attempts to obtain information or otherwise insert malicious code into our software through data entry fields in our websites) and attempting to use our websites as a platform to launch a "denial-of-service" attack on another party, each of which could cause significant interruptions in our operations and potentially adversely affect our brand, operations and results of operations or involve us in legal or regulatory proceedings. We expend significant resources in an attempt to prepare for and mitigate the effects of any such attacks. Reductions in website availability and response time could cause loss of substantial business volumes during the occurrence of any such attack on our systems, and measures we may take to divert suspect traffic in the event of such an attack could result in the diversion of bona fide customers. These issues are likely to become more difficult to manage as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced. Successful attacks could result in negative publicity, damage our reputation and prevent consumers from booking travel services, researching travel services or making restaurant reservations through us during the attack, any of which could cause consumers to use the services of our competitors, which would have a negative effect on the value of our brands, our market share and our results of operations.
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
For example, French authorities have initiated an audit to determine whether we are in compliance with our tax obligations in France, and we expect to get a preliminary response before the end of 2014 or in early 2015.  While we believe that we comply with French tax law, we expect French tax authorities to assert that we owe additional taxes and issue an assessment, which could be significant and which could include penalties and interest.  In general, governments in the United States and Europe are increasingly focused on ways to increase revenues, which has contributed to an increase in audit activity and harsher stances taken by tax authorities.  Any such additional taxes or other assessments may be in excess of our current tax provisions or may require us to modify our business practices in order to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on our business, results of operations and financial condition.
We will be subject to increased income taxes in the event that our cash balances held outside the United States are remitted to the United States. As of September 30, 2014, we held approximately $6.6 billion of cash, cash equivalents, short-term investments and long-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our non-U.S. operations. If our cash balances outside the United States continue to grow and our ability to reinvest those balances outside the United States diminishes, it will become increasingly likely that we will be subject to additional income tax expense in the United States with respect to our unremitted non-U.S. earnings. We would not make additional income tax payments unless we were to actually repatriate our international cash to the United States. We would pay only U.S. federal alternative minimum tax and certain U.S. state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. This could result in us being subject to a cash income tax liability on the earnings of our U.S. businesses sooner than would otherwise have been the case.
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

Additionally, the Organisation for Economic Co-Operation and Development ("OECD") issued an action plan in July 2013 calling for a coordinated multi-jurisdictional approach to "base erosion and profit shifting" by multinational companies. The action plan expressed the OECD's view that international tax standards have not kept pace with changes in global business practices and concluded that changes are needed to international tax laws to address situations where multinationals may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions where the activities creating those profits may take place. The action plan identified 15 actions the OECD determined are needed to address "base erosion and profit shifting" and generally set target dates for completion of each of the items between 2014 and 2015. Reports addressing 7 of these actions were released by the OECD in September 2014. The proposed measures contained in these reports are not yet finalized as they may be affected by the proposals to be made with respect to the remaining actions. Any changes to international tax laws, including new definitions of permanent establishment, could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Due to the large and expanding scale of our international business activities, any changes in U.S. or international taxation of our activities may increase our worldwide effective tax rate and could adversely affect our financial position and results of operations.

We are also subject to non-income based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in the United States and various non-U.S. jurisdictions, as well as the potential for travel transaction taxes in the United States as discussed below. For example, in July 2012 and December 2013, the Dutch Government enacted certain amendments to Dutch tax law including a one-time levy on an employer applied to employee earnings, equal to 16% of an employee's earnings in excess of 150,000 Euros. This levy resulted in additional payroll taxes of approximately $12 million (approximately $9 million after tax) in the fourth quarter of 2013 and approximately $14 million (approximately $10 million after tax) principally recorded in the third quarter of 2012. From time to time, we are under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities.
We may not be able to maintain our "Innovation Box Tax" benefit.
The Netherlands corporate income tax law provides that income generated from qualifying "innovative" activities is taxed at the rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. Booking.com obtained a ruling from the Dutch tax authorities confirming that a portion of its earnings ("qualifying earnings") is eligible for Innovation Box Tax treatment. This ruling was renewed in July 2013 and is valid through December 31, 2017.
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
Adverse application of U.S. state and local tax laws could have an adverse effect on our business and results of operations.
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
Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings. For example, in September 2012, the Superior Court in the District of Columbia granted a summary judgment in favor of the city and against online travel companies. Similarly, in January 2013, the Tax Appeal Court for the State of Hawaii held that online travel companies, including us, are liable for the State's general excise tax on the full amount the online travel company collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel. We recorded an accrual for travel transaction taxes (including estimated interest and penalties) of approximately $16.5 million in December 2012 and approximately $18.7 million in the three months ended March 31, 2013, primarily related to this ruling. During the year ended December 31, 2013 and nine months ended September 30, 2014, the Company paid approximately $20.6 million and $1.8 million, respectively, to the State of Hawaii related to this ruling. The Company has filed an appeal with the Tax Appeal Court and intends to vigorously appeal this ruling. These decisions and any similar decisions in other jurisdictions could have a material adverse effect on our business, margins and results of operations. An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries. In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs. There have been, and will continue to be, substantial ongoing costs, which may include "pay first" payments, associated with defending our position in pending and any future cases or proceedings. An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on our business and results of operations and could be material to our results of operations or cash flows in any given fiscal period.
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
We rely on providers of accommodations, rental cars and airline tickets and on restaurants to make their services available to consumers through us. Our arrangements with travel service providers generally do not require them to make available any specific quantity of accommodation reservations, rental cars or airline tickets, or to make accommodation reservations, rental cars or airline tickets available in any geographic area, for any particular route or at any particular price. Similarly, our arrangements with restaurants generally do not require them to provide all of their available tables and reservations to customers through us. During the course of our business, we are in continuous dialog with our major travel service providers about the nature and extent of their participation in our services. A significant reduction on the part of any of our major travel service providers or providers that are particularly popular with consumers in their participation in our services for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, market share and results of operations. To the extent any of those major or popular travel service providers ceased to participate in our services in favor of one of our competitors' systems or decided to require consumers to purchase services directly from them, our business, market share and results of operations could be harmed. Further, as consolidation among travel service providers increases, the potential adverse effect of a decision by any particular significant travel service provider (such as a large hotel chain, airline or rental car company) to withdraw from or reduce its participation in our services also increases. To the extent restaurants limit the availability of reservations through OpenTable, customers may not continue to use our services and/or our revenues could be adversely affected, especially if reservations during highly desirable times on high volume days are not made available through us.
Further, KAYAK, a meta-search service, depends on access to information related to travel service pricing, schedules, availability and other related information from OTAs and travel service providers to attract consumers. To obtain this information, KAYAK maintains relationships with travel service providers and OTAs. Many of KAYAK's agreements with travel service providers and OTAs are short-term agreements that may be terminated on 30 days' notice. To the extent OTAs or travel service providers no longer provide such information to KAYAK, KAYAK's ability to provide comprehensive travel service information to consumers could be diminished and its brand, business and results of operations could be harmed. To the extent consumers do not view KAYAK as a reliable source of comprehensive travel service information, fewer consumers would likely visit its websites, which would also likely have a negative impact on KAYAK's advertising revenue and results of operations. In addition, if travel service providers or OTAs choose not to advertise with KAYAK or choose to reduce or eliminate the fees paid to KAYAK for referrals from query results, KAYAK's results of operations could be adversely affected.

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
Compliance with the laws and regulations of multiple jurisdictions increases our cost of doing business. These laws and regulations, which vary and sometimes conflict, include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and local laws which also prohibit corrupt payments to governmental officials or third parties, data privacy requirements, labor relations laws, tax laws, anti-trust or competition laws, U.S., E.U. or U.N. sanctioned country or sanctioned persons mandates, and consumer protection laws. Violations of these laws and regulations could result in fines and/or criminal sanctions against us, our officers or our employees and/or prohibitions on the conduct of our business. Any such violations could result in prohibitions on our ability to offer our services in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brands, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. In addition, these restrictions may provide a competitive advantage to our competitors unless they are also subject to comparable restrictions. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. We are also subject to a variety of other regulatory and legal risks and challenges in managing an organization operating in various countries, including those related to:

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
In July 2012, the Office of Fair Trading (the "OFT"), the predecessor competition authority in the United Kingdom to the Competition and Markets Authority ("CMA"), issued a "Statement of Objections" ("SO") to Booking.com, which set out the OFT's preliminary views on why it believed Booking.com and others in the online accommodation reservation sector were allegedly in breach of E.U. and U.K. competition law. The SO alleged, among other things, that there were agreements or concerted practices between accommodations and Booking.com and at least one other online travel company that restricted Booking.com's (and the other online travel company's) ability to discount hotel room reservations, which the OFT alleged was a form of resale price maintenance. We dispute the allegations in the SO. Booking.com runs an agency model accommodation reservation platform in which accommodations have complete discretion and control over setting the prices that appear on the Booking.com website. Booking.com is a facilitator of accommodation room reservations; it does not take possession of or title to accommodation rooms and is not a reseller of accommodation rooms. Because Booking.com plays no role in price setting, does not control pricing and does not resell accommodation rooms, it does not believe that it engages in the conduct alleged in the SO. On January 31, 2014, the OFT announced that it had accepted commitments offered by Booking.com, as well as by Expedia and Intercontinental Hotel Group, ("Commitments") to close the investigation on the basis that they address the OFT's competition concerns. The OFT closed its investigation with no finding of infringement or admission of wrongdoing and no imposition of a fine. The Commitments provide, among other things, that hotels will continue to be able to set retail prices for hotel room reservations on all online travel company websites, such as Booking.com. Under the Commitments, online travel companies, such as Booking.com, have the flexibility to discount a hotel's retail price, but only to members of closed groups, a concept that is defined in the Commitments, who have previously made a reservation with the online travel company. The discount may be up to Booking.com's commission. In addition, the Commitments provide that Booking.com will not require rate parity from hotels in relation to discounted rates that are provided by other online travel companies or hotels to members of their closed groups, provided the discounted rate is not made public. The Commitments apply to bookings by European Economic Area residents at U.K. hotels. On March 31, 2014, Skyscanner, a meta-search site based in the United Kingdom, filed an appeal in the Competition Appeal Tribunal ("CAT") against the OFT's decision to accept the Commitments. Booking.com intervened in support of the CMA in the CAT. In its decision dated September 26, 2014, the CAT found that the CMA was wrong to reject Skyscanner's arguments about the negative impact of the Commitments on its business and price transparency generally without properly exploring these arguments. The CAT's decision vacates the CMA's Commitments decision and remits the matter to the CMA for reconsideration in accordance with the CAT's ruling. It is uncertain what action the CMA will take in response to the CAT's ruling, which could involve re-opening, closing or suspending the investigation. The CMA did not appeal the CAT's decision. As many industry participants has been operating based on the substance of the Commitments since they were adopted, it is uncertain how the CAT's decision and any resulting action by the CMA will affect industry practice, including discounting to closed user groups, the status of rate parity clauses found in many online travel companies' contracts with hotels and other travel service providers, and our business and results of operations.
The competition authorities of many governments have begun investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. In addition to the U.K. investigation discussed above, national competition authorities in the Czech Republic, France, Germany, Italy, Austria, Hungary, Sweden, Ireland, Denmark and Switzerland, have opened investigations that focus on Booking.com's rate parity clause in its contracts with accommodation providers in those jurisdictions. Competition related inquiries have also been received from the competition authority in China. We are in ongoing discussions with the relevant regulatory authorities regarding their concerns.  We are currently unable to predict the outcome of these investigations or how our business may be affected.  Possible outcomes include requiring Booking.com to remove its rate parity clause from its contracts with accommodation providers in those jurisdictions and/or the imposition of fines. We note that the German competition authority has required Hotel Reservation Service to remove its rate parity clause from its contracts with hotels, though this decision is currently subject to appeal. To the extent that regulatory authorities require changes to our business practices or to those currently common to the industry, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding any such investigations could adversely affect our brand and therefore our market share and results of operations.

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
A "cookie" is a text file that is stored on a user's web browser by a website. Cookies are common tools used by thousands of websites, including ours, to, among other things, store or gather information (e.g., remember log-on details so a user does not have to re-enter them when revisiting a website), market to consumers and enhance the user experience on a website. Cookies are valuable tools for websites like ours to improve the customer experience and increase conversion on their websites.
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
The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new service announcements, introductions and enhancements and changing consumer demands. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the progress of technology adoption in various markets, including the continuing adoption of the Internet and online commerce in certain geographies and the emergence and growth of the use of smart phones and tablets for mobile e-commerce transactions, including through the increasing use of mobile apps. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually innovate and improve the performance, features and reliability of our service in response to competitive service offerings and the evolving demands of the marketplace. In particular, we believe that it will be increasingly important for us to effectively offer our services through mobile applications and mobile optimized websites on smart phones and tablets. Any failure by us to successfully develop and achieve customer adoption of our mobile applications and mobile optimized websites would likely have a material and adverse effect on our growth, market share, business and results of operations. We believe that increasingly ease-of-use, comprehensive functionality and the look and feel of our mobile apps and mobile optimized websites will be competitively critical as consumers obtain more of their travel and restaurant services through mobile devices. As a result, we intend to continue to spend significant resources maintaining, developing and enhancing our websites, including our mobile optimized websites, and our mobile apps and other technology.
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
We regard our intellectual property as critical to our success, and we rely on domain name, trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees, travel service providers, partners and others to protect our proprietary rights. We have filed various applications for protection of certain aspects of our intellectual property in the United States and other jurisdictions, and we currently hold a number of issued patents in multiple jurisdictions. Further, in the future we may acquire additional patents or patent portfolios, which could require significant cash expenditures. However, we may choose not to patent or otherwise register some of our intellectual property and instead rely on trade secret or other means of protecting our intellectual property. We have licensed in the past, and may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties, and these licensees may take actions that diminish the value of our proprietary rights or harm our reputation. In addition, effective intellectual property protection may not be available in every country in which our services are made available online. We may be required to expend significant time and resources to prevent infringement or to enforce our intellectual property rights.
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
From time to time, in the ordinary course of our business, we have been subject to, and are currently subject to, legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims, in particular patent claims, against us, particularly as we expand the complexity and scope of our business. We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is extremely expensive and time consuming, and may divert managerial attention and resources from our business objectives. Successful infringement claims against us could result in significant monetary liability or prevent us from operating our business, or portions of our business. In addition, resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or possibly to cease using those rights altogether. Any of these events could have a material adverse effect on our business, results of operations or financial condition.
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

On July 24, 2014, we acquired OpenTable, a leading provider of online restaurant reservations. We believe that the online restaurant reservation business is complementary to our online travel businesses, and that both OpenTable and our travel businesses will benefit from adding OpenTable to The Priceline Group. As a result of our acquisition of OpenTable, we are subject to risks associated with OpenTable's business, many of which are the same risks that our other businesses face. Other risks include: OpenTable's ability to increase the number of restaurants and diners using its products and services and retain existing restaurants and diners; competition both to provide reservation software services to restaurants and to attract diners to make reservations through OpenTable's websites and apps; OpenTable's ability to expand internationally; OpenTable's ability to effectively and efficiently market to new restaurants and diners; and any risks that cause people to refrain from dining at restaurants, such as economic downturns, severe weather, outbreaks of pandemic or contagious diseases, or threats of terrorist attacks. If OpenTable is unsuccessful in profitably growing its global online restaurant reservation business or it experiences a significant reduction in revenues due to factors such as competition or any other reason, the value of our investment in OpenTable may be adversely affected and we may incur an impairment charge related to goodwill.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 –	—		—	—		$382	(1)
July 31, 2014	—		—	—		$654,533,249	(2)
	130	(3)	$1,230.71	N/A		N/A	(3)

August 1, 2014 –	—		—	—		$382	(1)
August 31, 2014	114,645	(2)	$1,284.81	114,645	(2)	$507,236,207	(2)
	932	(3)	$1,289.35	N/A		N/A	(3)

September 1, 2014 –	—		—	—		$382	(1)
September 30, 2014	—		—	—		$507,236,207	(2)
	—		$—	N/A		N/A	(3)
Total	115,707		$1,284.79	114,645		$507,236,589
 _____________________________

(1)	Pursuant to a stock repurchase program announced on March 4, 2010, whereby the Company was authorized to repurchase up to $500,000,000 of its common stock.

(2)	Pursuant to a stock repurchase program announced on May 29, 2013, whereby the Company was authorized to repurchase up to $1,000,000,000 of its common stock.

(3)
Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Sales of Unregistered Securities

Between July 1, 2014 and September 30, 2014, we issued 10,227 shares of our common stock in connection with the conversion of $4,094,000 principal amount of our 1.25% Convertible Senior Notes due 2015. The conversions were effected in accordance with the indenture, which provides that the principal amount of converted notes be paid in cash and the conversion premium be paid in cash and/or shares of common stock at our election. In each case, we chose to pay the conversion premium in shares of common stock (fractional shares are paid in cash). The issuances of the shares were not registered under the Securities Act of 1933, as amended (the "Act") pursuant to Section 3(a)(9) of the Act.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Amended and Restated By-Laws, dated April 1, 2014.
4.1(c)	Indenture, dated as of August 20, 2014, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.2(d)	Form of Indenture for the 2.375% Senior Notes due 2024, between the Registrant and Deutsche Bank Trust Company Americas as Trustee.
4.3(e)	Form of 2.375% Senior Note due 2024.
4.4(f)	Officers' Certificate, dated September 23, 2014, for the 2.375% Senior Notes due 2024.
10.1	OpenTable, Inc. Amended and Restated 2009 Equity Incentive Award Plan.
10.2(c)	Purchase Agreement, dated August 14, 2014, between the Registrant and Wells Fargo Securities, LLC and Citigroup Global Markets Inc. as the Initial Purchasers.
10.3(e)
Underwriting Agreement, dated September 16, 2014, among the Registrant, Deutsche Bank AG, London Branch, The Royal Bank of Scotland plc, Wells Fargo Securities, LLC, Citigroup Global Markets Limited and Goldman, Sachs & Co.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 18, 2014 and incorporated herein by reference.

(b)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 1, 2014 and incorporated herein by reference.

(c)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 20, 2014 and incorporated herein by reference.

(d)
Previously filed as an exhibit to our post-effective amendment filed on September 8, 2014 to our Registration Statement on Form S-3 filed on September 2, 2014 (File No. 333-198515) and incorporated herein by reference.

(e)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 22, 2014 and incorporated herein by reference.

(f)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 26, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRICELINE GROUP INC.
(Registrant)

Date:	November 4, 2014	By:	/s/ Daniel J. Finnegan
Name: Daniel J. Finnegan Title: Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Amended and Restated By-Laws, dated April 1, 2014.
4.1(c)	Indenture, dated as of August 20, 2014, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.2(d)	Form of Indenture for the 2.375% Senior Notes due 2024, between the Registrant and Deutsche Bank Trust Company Americas as Trustee.
4.3(e)	Form of 2.375% Senior Note due 2024.
4.4(f)	Officers' Certificate, dated September 23, 2014, for the 2.375% Senior Notes due 2024.
10.1	OpenTable, Inc. Amended and Restated 2009 Equity Incentive Award Plan.
10.2(c)	Purchase Agreement, dated August 14, 2014, between the Registrant and Wells Fargo Securities, LLC and Citigroup Global Markets Inc. as the Initial Purchasers.
10.3(e)
Underwriting Agreement, dated September 16, 2014, among the Registrant, Deutsche Bank AG, London Branch, The Royal Bank of Scotland plc, Wells Fargo Securities, LLC, Citigroup Global Markets Limited and Goldman, Sachs & Co.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2014 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 18, 2014 and incorporated herein by reference.

(b)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 1, 2014 and incorporated herein by reference.

(c)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 20, 2014 and incorporated herein by reference.

(d)
Previously filed as an exhibit to our post-effective amendment filed on September 8, 2014 to our Registration Statement on Form S-3 filed on September 2, 2014 (File No. 333-198515) and incorporated herein by reference.

(e)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 22, 2014 and incorporated herein by reference.

(f)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 26, 2014 and incorporated herein by reference.