Form 10-K
period 2014-12-31
Priceline Group Inc.
filed 2015-02-19
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 _____________________________________________________________________________________________

For the fiscal year ended: December 31, 2014

Commission File No.: 0-25581
The Priceline Group Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	06-1528493 (I.R.S. Employer Identification No.)

800 Connecticut Avenue Norwalk, Connecticut (Address of Principal Executive Offices)	06854 (Zip Code)

Registrant’s telephone number, including area code: (203) 299-8000
 _____________________________________________________________________________________________

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:
Common Stock, par value $0.008 per share	The NASDAQ Global Select Market
2.375% Senior Notes Due 2024	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of The Priceline Group Inc. as of June 30, 2014 was approximately $62.8 billion based upon the closing price reported for such date on the NASDAQ Global Select Market.  For purposes of this disclosure, shares of common stock held by executive officers and directors of The Priceline Group Inc. on June 30, 2014 have been excluded because such persons may be deemed to be affiliates of The Priceline Group Inc.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of The Priceline Group Inc.’s common stock was 51,939,191 as of February 11, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from The Priceline Group Inc.'s definitive proxy statement relating to the annual meeting of stockholders to be held on June 4, 2015, to be filed with the Securities and Exchange Commission within 120 days after the end of The Priceline Group Inc.'s fiscal year ended December 31, 2014.

The Priceline Group Inc. Annual Report on Form 10-K for the Year Ended December 31, 2014 Index

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

PART I

Item 1.  Business

We are a leading provider of online travel and travel related reservation and search services. Through our online travel agent ("OTA") services, we connect consumers wishing to make travel reservations with providers of travel services around the world. We offer consumers accommodation reservations (including hotels, bed and breakfasts, hostels, apartments, vacation rentals and other properties) through our Booking.com, priceline.com and agoda.com brands. Our priceline.com brand also offers consumers reservations for rental cars, airline tickets, vacation packages and cruises. We offer rental car reservations worldwide through rentalcars.com. We also allow consumers to easily compare airline ticket, hotel reservation and rental car reservation information from hundreds of travel websites at once through KAYAK. We recently acquired OpenTable, a leading provider of online restaurant reservations. We believe that the online restaurant reservation business is complementary to our online travel businesses, and that both OpenTable and our travel businesses will benefit from adding OpenTable to The Priceline Group. We refer to our company and all of our subsidiaries and brands, including Booking.com, priceline.com, KAYAK, agoda.com, rentalcars.com and, as of July 24, 2014, OpenTable, collectively as "The Priceline Group," the "Company," "we," "our" or "us."

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include Booking.com, KAYAK, agoda.com, rentalcars.com and OpenTable, which are independently managed and operated brands.  Our principal goal is to serve consumers and our travel service provider and restaurant partners with worldwide leadership in online reservation services.  Our business is driven primarily by international results, which consist of the results of Booking.com, agoda.com and rentalcars.com and the results of the internationally based websites of KAYAK and, as of July 24, 2014, OpenTable (in each case regardless of where the consumer resides, where the consumer is physically located while making a reservation or the location of the travel service provider or restaurant). During the year ended December 31, 2014, our international business (the substantial majority of which is generated by Booking.com) represented approximately 87% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 94% of our consolidated operating income. A significant majority of our gross profit is earned in connection with facilitating accommodation reservations. See Note 18 to the Consolidated Financial Statements for more geographic information.

The Priceline Group Inc. was formed as a Delaware limited liability company in 1997 and was converted into a Delaware corporation in July 1998.  On April 1, 2014, the Company changed its name from priceline.com Incorporated to The Priceline Group Inc. Our common stock is listed on the NASDAQ Global Select Market under the symbol "PCLN."  Our principal executive offices are located at 800 Connecticut Avenue, Norwalk, Connecticut 06854.

The Priceline Group Business Model

We derive substantially all of our gross profit from the following sources:

•	Commissions earned from facilitating reservations of accommodations, rental cars, cruises and other travel services;

•	Transaction gross profit and customer processing fees from our accommodation, rental car, airline ticket and vacation package reservation services;

•	Advertising revenues primarily earned by KAYAK from sending referrals to OTAs and travel service providers, as well as from advertising placements on KAYAK's websites and mobile apps;

•
Beginning on July 24, 2014, revenues recognized by OpenTable, which consist of reservation revenues (a fee for each restaurant guest seated through OpenTable's online reservation service), subscription fees for reservation management services and other revenues; and

•
Global distribution system ("GDS") reservation booking fees related to our Name Your Own Price® hotel, rental car and airline ticket reservation services and our price-disclosed airline ticket and rental car reservation services.

Our priceline.com brand offers merchant Name Your Own Price® opaque travel services, which are recorded in revenue on a "gross" basis and have associated cost of revenue. All of our other services are recorded in revenue on a "net" basis and have no associated cost of revenue. Therefore, revenue increases and decreases are impacted by changes in the mix of our revenues between Name Your Own Price® travel services and other services. Gross profit reflects the commission or net margin earned for our retail, Name Your Own Price® and semi-opaque travel services and our advertising and other services. Consequently, gross profit is an important measure to evaluate growth in our business because, in contrast to our revenues, it is not affected by the different methods of recording revenue and cost of revenue between our Name Your Own Price® travel services and our other services.

For the year ended December 31, 2014, we had gross profit of approximately $7.6 billion comprised of "agency" gross profit, "merchant" gross profit, and "other" gross profit.  Agency gross profit is derived from travel related transactions where we are not the merchant of record and where the prices of the travel services reserved through our websites are determined by third parties. Agency gross profit, which represented the substantial majority of our total gross profit in 2014, consists primarily of: (1) travel commissions earned from reservations at Booking.com, priceline.com and rentalcars.com; (2) GDS reservation booking fees related to certain of the agency services listed above; and (3) processing fees.  Merchant gross profit is derived from transactions where we are the merchant of record and therefore charge the consumer's credit card for the travel services provided, and consists of: (1) transaction gross profit representing the amount charged to a consumer, less the amount charged to us by travel service providers in connection with (a) the accommodation reservations provided through our merchant accommodation reservation service at agoda.com and priceline.com and (b) the reservations provided through our merchant rental car service at rentalcars.com and Express Deals® service at priceline.com; (2) transaction gross profit representing revenue charged to a consumer less the cost of revenue amount charged to us by travel service providers in connection with the reservations provided through our Name Your Own Price® and vacation package reservation services; (3) processing fees charged in connection with our priceline.com merchant reservation services; and (4) ancillary fees, including GDS reservation booking fees related to certain of the services listed above.  Advertising and other revenues are derived primarily from (1) revenues earned by KAYAK for sending referrals to OTAs and travel service providers; (2) advertising placements on KAYAK's websites and mobile apps; (3) reservation revenues earned by OpenTable (a fee for each restaurant guest seated through OpenTable's online reservation service); and (4) subscription fees earned by OpenTable for reservation management services. Revenues from KAYAK are net of intercompany revenues earned from other Priceline Group brands. See Note 2 to our Consolidated Financial Statements for more information.

The Priceline Group Strategy

The online travel category has continued to experience significant worldwide growth as consumer purchasing shifts from traditional off-line channels to interactive online channels, including mobile channels.  We are the leader in the worldwide online accommodation reservation market based on room nights booked.  Our strategy is to continue to participate broadly in online travel growth by expanding our service offerings and markets. In particular, we aim to be the world leader in online travel and travel related services by (a) providing consumers with the best experience through relentless execution and constant innovation, (b) partnering with travel service providers and restaurants to our mutual benefit, (c) operating entrepreneurial, independent brands that share best practices, and (d) investing in profitable and sustainable growth.

•
Providing the best consumer experience.  We believe that offering consumers an outstanding online experience is essential for our future success. To accomplish this, we focus on providing consumers with a variety of intuitive, easy-to-use online travel and restaurant reservation and search services, a continually increasing number, location and variety of accommodations available through our services, informative and useful content, such as pictures, accommodation details and reviews, and excellent customer service. For example, Booking.com increasingly provides reservation services for accommodations other than hotels. Further, we endeavor to provide excellent customer service in a variety of ways, including through our call centers and websites, so that our customers can be confident that booking reservations through us will lead to a positive experience. We are constantly innovating our websites and mobile offerings to ensure that we are meeting the needs of online consumers while aiming to exceed their expectations.

•
Partnering with travel service providers and restaurants. We aim to establish mutually beneficial relationships with travel service providers and restaurants around the world. We believe that travel service providers and restaurants can benefit from participating in our services by increasing their distribution channels, demand and inventory utilization in an efficient and cost-effective manner. Travel service providers and restaurants benefit from our well-known brands and online marketing efforts, expertise in offering an excellent consumer experience through our websites and mobile apps and ability to offer their inventory in markets and to consumers that the travel service provider or restaurant may be unable or unlikely to reach. For example, an independent hotel may not have the means or expertise to market itself to international travelers, including in other languages, to build and operate effective desktop and mobile websites and online reservation services or to engage in sophisticated online marketing techniques.

•
Maintaining multiple, independently managed brands. We employ a strategy of operating multiple, independently managed brands, which we believe allows us the opportunity to offer our reservation services in ways that appeal to different consumers while maintaining an entrepreneurial, competitive spirit among our brands. We intend to invest resources to support organic growth by all of our brands, whether through increased advertising, geographic expansion, technology innovation or increased access to accommodations, rental cars, restaurants or other services. We also believe that by operating independently managed brands, we encourage innovation and experimentation by our brands, which allows us to more quickly discern and adapt to changing consumer behaviors and market dynamics. Although our brands are independently operated, we intend to continue to share best practices, access to services and customers across our brands. We believe that by promoting our brands worldwide, sharing accommodation reservation supply and customer flow, and applying our industry experiences in Europe and the United States to other regions, we can further expand our reservation services globally and maintain and grow our position as a leading provider of worldwide online travel and travel related reservation services.

•
Investing in profitable and sustainable growth. Our strategy is to ensure that we offer online services that meet the needs and expectations of both consumers and travel service providers and restaurants and that we believe are or will be likely to result in long-term profitability and growth. We intend to accomplish this through continuous investment and innovation in growing our businesses in new and current markets, expanding our services and ensuring that we provide an appealing, intuitive and easy-to-use consumer experience through our websites and mobile applications. We also may pursue strategic transactions. For example, in 2013 we entered the meta-search business when we acquired KAYAK and in 2014 we entered the online restaurant reservation market when we acquired OpenTable. We regularly evaluate, and may pursue and consummate, other potential strategic acquisitions, partnerships, joint ventures or investments, whether to expand our businesses into complementary areas, expand our current businesses, acquire innovative technology or for other reasons.

Service Offerings

Through our OTA services, we connect consumers wishing to make travel reservations with providers of travel services around the world. We offer consumers accommodation reservations (including hotels, bed and breakfasts, hostels, apartments, vacation rentals and other properties) through our Booking.com, priceline.com and agoda.com brands. Our priceline.com brand also offers consumers reservations for rental cars, airline tickets, vacation packages and cruises. We offer rental car reservations worldwide through rentalcars.com. We also allow consumers to easily compare airline ticket, hotel reservation and rental car reservation information from hundreds of travel websites at once through KAYAK. Through OpenTable, we offer restaurant reservation services to consumers and reservation management services to restaurants.

Booking.com.  Booking.com is the world's leading brand for booking online accommodation reservations with operations worldwide and headquarters in the Netherlands. As of February 13, 2015, Booking.com offered accommodation reservation services for more than 600,000 properties in over 200 countries and territories on its various websites and in 42 languages, which includes over 245,000 vacation rental properties (updated property counts are available on the Booking.com website). Vacation rentals generally consist of, among others, properties categorized as single-unit and multi-unit villas, apartments, "aparthotels" (which are apartments with a front desk and cleaning service) and chalets and are generally self-catered (i.e., include a kitchen), directly bookable properties. Accommodation providers participate in Booking.com, which operates under an agency model, by filing rates and information about the property in Booking.com's proprietary extranet. In addition, Booking.com has begun to offer website and other marketing services to accommodation providers as part of its BookingSuite initiative.

Priceline.com. Priceline.com offers online travel reservation services primarily in the United States and is headquartered in Norwalk, Connecticut. Through priceline.com, we offer consumers hotel, rental car and airline ticket reservations services, as well as vacation packages and cruises. Priceline.com is a leader in the "opaque" travel reservation business through its pioneering Name Your Own Price® and Express Deals® hotel, rental car and airline reservation services. We describe our Name Your Own Price® and Express Deals® travel services as "opaque" because certain elements of the service, including the identity of the travel service provider, are not disclosed to the consumer prior to making a reservation. Reservations made through priceline.com's opaque services are subject to various restrictions, depending on the type of reservation, such as being nonrefundable, not being eligible for frequent flyer or award program points and, in the case of airline tickets, requiring flexibility with respect to travel times and stops. We believe that the combination of priceline.com's retail and opaque models allows it to provide a broad array of options to value-conscious consumers.

Agoda.com. Agoda.com is a leading online accommodation reservation service catering primarily to consumers in the Asia-Pacific region, with headquarters in Singapore and operations in Bangkok, Thailand and throughout the region. Accommodation providers participate in agoda.com, which operates primarily under a merchant model, by filing rates and information about the property in agoda.com's proprietary extranet.

Rentalcars.com.  Rentalcars.com is a leading worldwide online rental car reservation service and is headquartered in Manchester, England. Rentalcars.com offers a primarily merchant, online retail and opaque rental car reservation service allowing consumers to make rental car reservations in more than 28,000 locations throughout the world, with customer support provided in 40 languages.  Customers using rentalcars.com can book a full range of vehicles online through rentalcars.com's website or mobile app, or they can reserve their cars by phone.

KAYAK. KAYAK, headquartered in Stamford, Connecticut, provides an online price comparison service (often referred to as "meta-search") that allows consumers to easily search and compare travel itineraries and prices, including airline ticket, accommodation reservation and rental car reservation information, from hundreds of travel websites at once. KAYAK derives revenues from advertising placements on its websites and mobile apps and from sending referrals to travel service providers and OTAs. KAYAK currently does business primarily in the United States, though it intends to continue to invest in expanding its international offerings.

OpenTable. In July 2014 we acquired OpenTable, a leading brand for booking online restaurant reservations. Headquartered in San Francisco, California, OpenTable provides online restaurant reservation services to consumers and reservation management services to restaurants. OpenTable does business primarily in the United States, though it intends to continue to invest in expanding its international offerings.

Marketing and Brand Awareness

Booking.com, priceline.com, KAYAK, agoda.com, rentalcars.com and OpenTable have established widely used and recognized e-commerce brands through aggressive marketing and promotion campaigns. As a result, both our online and offline advertising expense has increased significantly in recent years, a trend we expect to continue. During 2014, our total online advertising expense was approximately $2.4 billion, a substantial portion of which was spent internationally through Internet search engines (primarily Google), meta-search and travel research services and affiliate marketing.  We also invested $231 million in offline advertising. We intend to continue a strategy of aggressively promoting brand awareness, primarily through online means although we also intend to increase our offline advertising efforts, including by expanding offline campaigns into additional markets. For example, building on its first offline advertising campaign, which it launched in the United States in 2013, Booking.com has begun offline advertising campaigns in other markets, including Australia, Canada, the United Kingdom and Germany. We recognize a substantial majority of online advertising expense as incurred at the time a reservation is booked, but recognize most of our gross profit when the consumer's travel or dining experience is completed. As a result, online advertising expense may not be recognized in the same period as the associated gross profit.

Online advertising efficiency, expressed as online advertising as a percentage of gross profit, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including average daily rates ("ADRs"), costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. From 2011 to 2013 our online advertising grew faster than our gross profit due to (1) year-over-year declines in online advertising returns on investment ("ROIs") and (2) brand mix within The Priceline Group as our international brands grew faster than our U.S. brands and spent a higher percentage of gross profit on online advertising. In 2014, these trends continued, but were more than offset by the inclusion of KAYAK and OpenTable because they spend a lower percentage of gross profit on online advertising than our other brands. Also, our consolidated results exclude intercompany advertising by our brands on KAYAK since our acquisition of KAYAK in May 2013.

Competition

We compete with both online and traditional travel reservation services. The market for the travel reservation services we offer is intensely competitive, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Amazon and Facebook, have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market through its acquisition in 2011 of ITA Software, Inc., a major flight information software company, its hotel meta-search service known as "Hotel Finder" and its license of hotel-booking software from Room 77.

We currently, or potentially may in the future, compete with a variety of companies, including:

•
online travel reservation services such as Expedia, Hotels.com, Hotwire, Travelocity, Elong, Wotif, CarRentals.com and Venere, which are owned by Expedia; Orbitz.com, Cheaptickets, ebookers, HotelClub and RatesToGo, which are owned by Orbitz Worldwide (which has agreed to be acquired by Expedia); laterooms and asiarooms, which are owned by Tui Travel; Hotel Reservation Service and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, Car Trawler, Ctrip, MakeMyTrip, Webjet, Rakuten, Jalan, Hotel Urbano, ViajaNet, Submarino Viagens, Despegar/Decolar, 17u.com, Bookit.com, CheapOair, Mr. and Mrs. Smith and eDreams ODIGEO;

•	online accommodation search and/or reservation services, such as HomeAway and Airbnb, focused on vacation rental properties, including individually owned properties;

•	large online companies, including search, social networking and marketplace companies such as Google, Facebook, Alibaba, Amazon and Groupon;

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

Consumers may favor travel services offered by meta-search websites or search companies over OTAs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites and increase our advertising and other customer acquisition costs. To the extent any such consumer behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in profits from our KAYAK meta-search business to offset any related decrease in profits experienced by our OTA brands. Further, meta-search services may evolve into more traditional OTAs by offering consumers the ability to make travel reservations directly through their websites. For example, TripAdvisor facilitates hotel reservations on its transactional websites Tingo and Jetsetter and now allows consumers to make a reservation while staying on TripAdvisor through its "Instant Booking" offering. We currently do not participate in "Instant Booking" and therefore risk losing share of reservations sourced through TripAdvisor. Other meta-search providers may also offer direct booking services with travel service providers, which may lead to more consumers booking directly with a travel service provider rather than an OTA. To the extent consumers book travel services through a meta-search website or directly with a travel service provider after visiting a meta-search website or meta-search utility on a traditional search engine without using an OTA like us, or if meta-search services limit our participation within their search results, we may need to increase our advertising or other customer acquisition costs to maintain or grow our reservation bookings and our business, gross bookings and results of operations could be adversely affected.

As a result of our acquisition of OpenTable, we now compete or may in the future compete with other restaurant reservation providers, such as LaFourchette, a European restaurant reservation business owned by TripAdvisor, and Yelp's SeatMe service.

Travel service providers, including multi-national hotel chains, rental car companies and airlines with which we conduct business, compete with us in online channels to drive consumers to their own websites in lieu of third-party distributors like us. Travel service providers that sell on their own websites may charge lower prices and, in some instances, offer advantages such as loyalty points or special discounts to members of closed user groups (such as loyalty program participants or customers with registered accounts), any of which could make their offerings more attractive to consumers than our services. Discounting may increase as competition authorities seek to allow increased pricing flexibility among providers of travel service reservations. We may need to offer similar advantages to maintain or grow our reservation bookings, which could adversely impact our profitability.

Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful "apps" available on these devices, is driving substantial online traffic and commerce to mobile platforms.  We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for accommodation reservations.  Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes.  The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. Further, given the device sizes and technical limitations of tablets and smart phones, mobile consumers may not be willing to download multiple apps from multiple companies providing a similar service and instead prefer to use one or a limited number of apps for their mobile travel and restaurant research and reservation activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important. Our mobile offerings have received strong reviews and are driving a material and increasing share of our business. We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile offerings are not used by consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.

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

There has been a proliferation of new channels through which accommodation providers can offer reservations.  For example, companies such as HomeAway and Airbnb offer services focused on providing vacation rental property owners, particularly individuals, an online place to list their accommodations where travelers can search and book such properties. Companies such as HotelTonight, Tingo and Hipmunk have developed new and differentiated offerings that endeavor to provide savings on accommodation reservations to consumers and that compete directly with us. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its website.  If any of these services are successful in attracting consumers who would otherwise use our services, our business and results of operations would be harmed.

Competition in U.S. online travel remains intense and online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantages. In particular, the competition to provide "opaque" accommodation reservation services to consumers, an area in which our priceline.com business has been a leader, has become more intense. For example, Expedia makes opaque accommodation room reservations available on its principal website under the name "Expedia Unpublished Rates" and has, we believe, supported this initiative with steeper discounts through lower margins. We believe these offerings, in particular "Expedia Unpublished Rates," have adversely impacted the market share and year-over-year growth rate of priceline.com's Name Your Own Price® opaque hotel reservation service, which has been experiencing a decline in room night reservations since 2011. These and other competitors could also launch opaque rental car services, which could negatively impact priceline.com's Name Your Own Price® and Express Deals® opaque rental car reservation services. As a result of this increased competition, our share of the discount accommodation reservation market in the United States could further decrease, which would harm our business and results of operations.

Operations and Technology

Our business is supported by multiple systems platforms, which were designed with an emphasis on scalability, performance and reliability.  The platforms are largely independent among Booking.com, priceline.com, KAYAK, agoda.com, rentalcars.com and OpenTable.  The software platforms and architecture use a variety of tools within each corporate implementation, including server-side Java, C++, ASP, .Net, Perl, PHP, JavaScript and SQL scripts integrated with Oracle, MySQL, MongoDB, Cassandra and Microsoft SQL-server database systems.  These internal platforms were designed to include open application protocol interfaces that can provide connectivity to vendors in the industries in which we operate.  These include large global systems, such as accommodation room, airline ticket and rental car reservation systems and financial service providers, as well as individual accommodation service providers, such as individual hotels.  Our applications utilize digital certificates to help us conduct secure communications and transactions, as appropriate.

The systems infrastructure and web and database servers of our worldwide operations are primarily hosted in England, the Netherlands, Hong Kong, Switzerland and five locations in the United States, each of which provides network connectivity, networking infrastructure, UPS conditioned power and 24-hour monitoring and engineering support typical of hosted data centers.  All data center facilities have a continuous power supply system, generators, redundant servers and multiple back-up systems.  If one hosting facility were inaccessible, for any reason, we would need to divert traffic to another hosting facility, which may lead to a disruption to our services, foregone transactions and revenue and consumer complaints.

Customer service for our international business is provided primarily through in-house call centers. We outsource most of the call center and customer service functions for our U.S. businesses.

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

We are subject to laws that require protection of user privacy and user data.  In our processing of reservations, we receive and store a large volume of personally identifiable data in the United States, Europe and Asia.  This data is increasingly subject to laws and regulations in numerous jurisdictions around the world, including the Commission of the European Union through its Data Protection Directive and variations and implementations of that directive in the member states of the European Union.  Such government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. See "Risk Factors - Our processing, storage, use and disclosure of personal data exposes us to risks of internal or external security breaches and could give rise to liabilities" and "Risk Factors - 'Cookie' laws could negatively impact the way we do business."

We are also subject to anti-trust and competition laws, and the competition authorities in various jurisdictions have begun investigations into competitive practices within the online travel industry, including with respect to our business. See "Risk Factors - As the size of our business grows, we may become increasingly subject to the scrutiny of anti-trust and competition regulators."

In addition, our strategy involves rapid geographic expansion around the world, including in Asia, South America and elsewhere, many of which regions and countries have different legislation, regulatory environments and tax laws. Compliance with legal, regulatory and tax requirements around the world places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences, which may have an adverse effect on our business. See "Risk Factors - Regulatory and legal requirements and uncertainties could harm our business."

Seasonality

A meaningful amount of gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. From a cost perspective, we expense the substantial majority of our advertising activities as the expense is incurred, which is typically in the quarter in which reservations are booked. However, we generally do not recognize associated revenue until future quarters when the travel occurs. As a result, we typically experience our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of accommodation checkouts for the year for our North American and European businesses.

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

Employees

As of December 31, 2014, we employed approximately 12,700 employees, of which approximately 2,800 are based in the United States and approximately 9,900 are based outside the United States. We also retain independent contractors to support our customer service, website content translation and system support functions.

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

The Priceline Group Websites

We maintain websites with the addresses www.pricelinegroup.com, www.booking.com, www.priceline.com, www.kayak.com, www.agoda.com, www.rentalcars.com and www.opentable.com, among others.  We are not including the information contained on our websites as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.  We make available free of charge through the www.pricelinegroup.com website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. These reports and other information are also available, free of charge, at www.sec.gov.  Alternatively, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  In addition, the The Priceline Group Inc. Code of Conduct is available through the www.pricelinegroup.com website and any amendments to or waivers from the Code of Conduct will be disclosed on that website.

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

Our financial results and prospects are significantly dependent upon the sale of travel services, particularly leisure travel. Travel, including accommodation (including hotels, bed and breakfasts, hostels, apartments, vacation rentals and other properties), rental car and airline ticket reservations, is dependent on discretionary spending levels. As a result, sales of travel services tend to decline during general economic downturns and recessions when consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns or effects that reduce their ability or willingness to travel. For example, the recent worldwide recession led to a weakening in the fundamental demand for our travel reservation services and an increase in the number of consumers who canceled existing travel reservations with us. Also during the recession, the accommodation industry experienced a significant decrease in occupancy rates and average daily rates ("ADRs"). While lower occupancy rates have historically resulted in accommodation providers increasing their distribution of accommodation reservations through third-party intermediaries such as us, our remuneration for accommodation reservation transactions changes proportionately with price, and therefore, lower ADRs generally have a negative effect on our accommodation reservation business and a negative effect on our gross profit. Further, during periods of higher occupancy rates, accommodation providers may decrease their distribution of accommodation reservations through third-party intermediaries like us, in particular through our discount services such as priceline.com's Name Your Own Price® and Express Deals®.
Many governments around the world, including the U.S. government and certain European governments, are operating at large financial deficits, resulting in high levels of sovereign debt in such countries. Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt at times have had difficulty refinancing their debt. Failure to reach political consensus regarding workable solutions to these issues has resulted in a high level of uncertainty regarding the future economic outlook. This uncertainty, as well as concern over governmental austerity measures including higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand. Greece's newly elected government, which campaigned against austerity measures, may not be able to reach an acceptable solution to the country's debt crisis with the European Union. This may increase the likelihood that Greece, and in turn other countries, could exit the European Union, which could lead to added economic uncertainty and further devaluation or eventual abandonment of the Euro common currency. At times, we have experienced volatility in transaction growth rates and weaker trends in hotel ADRs across many regions of the world, particularly in those European countries that appear to be most affected by economic uncertainties. We believe that these business trends are likely impacted by weak economic conditions and sovereign debt concerns. Disruptions in the economies of such countries could cause, contribute to or be indicative of deteriorating macro-economic conditions.
The uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.
In addition, other unforeseen events beyond our control, such as oil prices, terrorist attacks, unusual weather patterns, natural disasters such as earthquakes, hurricanes, tsunamis, floods and volcanic eruptions, travel related health concerns including pandemics and epidemics such as Ebola, Influenza H1N1, avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities or travel related accidents, can disrupt travel or otherwise result in declines in travel demand. Because these events or concerns are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our business and results of operations. For example, in late 2012 Hurricane Sandy disrupted travel in the northeastern United States. In early 2011, Japan was struck by a major earthquake, tsunami and nuclear emergency. In October 2011, severe flooding in Thailand, a key market for our agoda.com business and the Asian business of Booking.com, negatively impacted booking volumes and cancellation rates in that market. In addition, Thailand recently experienced disruptive civil unrest, which negatively impacted booking volumes and cancellation rates in this market. In early 2010, Thailand also experienced civil unrest, which caused the temporary relocation of agoda.com's Thailand-based operations. Future natural disasters, health concerns or civil or political unrest could further disrupt our business and operations and adversely affect our results of operations.
We face risks related to the growth rate and expansion of our international business.
We derive a substantial portion of our revenues, and have significant operations, outside the United States. Our international operations include the Netherlands-based accommodation reservation service Booking.com, the Asia-based accommodation reservation service agoda.com, the U.K.-based rental car reservation service rentalcars.com and, to a lesser extent, KAYAK's international meta-search services and OpenTable's international restaurant reservation business. Our international operations have achieved significant year-over-year growth in their gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers). This growth rate, which has contributed significantly to our growth in consolidated revenue, gross profit and earnings per share, has declined, a trend we expect to continue as the absolute level of our gross bookings grows larger. Other factors may also slow the growth rates of our revenues derived from our international business, including, for example, worldwide economic conditions, any strengthening of the U.S. Dollar versus the Euro and other currencies, declines in ADRs, increases in cancellations, adverse changes in travel market conditions and the competitiveness of the market. A decline in the growth rates of our international businesses could have a negative impact on our future gross profit and earnings per share growth rates and, as a consequence, our stock price.
Our strategy involves continued rapid international expansion in regions throughout the world. Many of these regions have different customs, currencies, levels of consumer acceptance and use of the Internet for commerce, legislation, regulatory environments, tax laws and levels of political stability. International markets may have strong local competitors with an established brand and travel service provider or restaurant relationships that may make expansion in that market difficult and costly and take more time than anticipated. In addition, compliance with legal, regulatory or tax requirements in multiple jurisdictions places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences. In some markets such as China, legal and other regulatory requirements may prohibit or limit participation by foreign businesses, such as by making foreign ownership or management of Internet or travel-related businesses illegal or difficult, or may make direct participation in those markets uneconomic, which could make our entry into and expansion in those markets difficult or impossible, require that we work with a local partner or result in higher operating costs. If we are unsuccessful in rapidly expanding in new and existing markets and effectively managing that expansion, our business, results of operations and financial condition could be adversely affected.
Certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding accommodations available for reservation on our websites, including hotels, bed and breakfasts, hostels and vacation rentals. Vacation rentals generally consist of, among others, properties categorized as single-unit and multi-unit villas, apartments, "aparthotels" (which are apartments with a front desk and cleaning service) and chalets and are generally self-catered (i.e., include a kitchen), directly bookable properties. Many of the newer accommodations we add to our travel reservation services, especially in highly penetrated markets, may have fewer rooms, lower ADRs or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts), and therefore may also negatively impact our margins. For example, because a vacation rental is typically either a single unit or a small collection of independent units, vacation rental properties represent more limited booking opportunities than non-vacation rental properties, which generally have more units to rent per property. Our non-hotel accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors. As we increase our non-hotel accommodation business, these different market characteristics could negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our websites, our gross bookings growth rate and property growth rate will likely diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of non-hotel accommodations increases, the number of reservations per property will likely decrease. In addition, non-hotel accommodations, including vacation rentals, tend to be more seasonal in nature and may close during "off-season," which impacts our property counts quarter to quarter.
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
The number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 12,700 as of December 31, 2014, which growth is mostly comprised of hires by our international operations, including as a result of our international acquisitions. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage this growth and our future operations, especially as we employ personnel in multiple geographic locations around the world. We are subject to risks typical of international businesses, including differing economic conditions, differing customs, languages and consumer expectations, changes in political climate, differing tax structures and other regulations and restrictions, including labor laws and customs, and foreign exchange rate volatility.
Intense competition could reduce our market share and harm our financial performance.
We compete with both online and traditional travel reservation services. The market for the travel reservation services we offer is intensely competitive, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Amazon and Facebook, have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market through its acquisition in 2011 of ITA Software, Inc., a major flight information software company, its hotel meta-search service known as "Hotel Finder" (discussed below) and its license of hotel-booking software from Room 77.
We currently, or potentially may in the future, compete with a variety of companies, including:

•
online travel reservation services such as Expedia, Hotels.com, Hotwire, Travelocity, eLong, Wotif, CarRentals.com and Venere, which are owned by Expedia; Orbitz.com, Cheaptickets, ebookers, HotelClub and RatesToGo, which are owned by Orbitz Worldwide (which has agreed to be acquired by Expedia); laterooms and asiarooms, which are owned by Tui Travel; Hotel Reservation Service and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, Car Trawler, Ctrip, MakeMyTrip, Webjet, Rakuten, Jalan, Hotel Urbano, ViajaNet, Submarino Viagens, Despegar/Decolar, 17u.com, Bookit.com, CheapOair, Mr. and Mrs. Smith and eDreams ODIGEO;

•	online accommodation search and/or reservation services, such as HomeAway and Airbnb, focused on vacation rental properties, including individually owned properties;

•	large online companies, including search, social networking and marketplace companies such as Google, Facebook, Alibaba, Amazon and Groupon;

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

TripAdvisor, a leading travel research and review website, Google, the world's largest search engine, and other large, established companies with substantial resources and expertise in developing online commerce and facilitating Internet traffic have launched meta-search services and may create additional inroads into online travel, both in the United States and internationally. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., accommodations, rental car companies or airlines), online travel agent ("OTA") and other travel websites and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTAs or other travel websites, which could lead to travel service providers or others gaining a larger share of search traffic. TripAdvisor has begun supporting its meta-search service with offline advertising, and trivago, a leading meta-search service in Europe, has been aggressively advertising in the United States since 2013. Google offers "Hotel Finder", a meta-search service that Google has at times placed at or near the top of hotel-related search results. Through our KAYAK meta-search service, we compete directly with other meta-search services. KAYAK depends on access to information related to travel service pricing, schedules, availability and other related information from OTAs and travel service providers. To the extent OTAs or travel service providers do not provide such information to KAYAK, KAYAK's business and results of operations could be harmed.

Consumers may favor travel services offered by meta-search websites or search companies over OTAs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites and increase our advertising and other customer acquisition costs. To the extent any such consumer behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in profits from our KAYAK meta-search business to offset any related decrease in profits experienced by our OTA brands. Further, meta-search services may evolve into more traditional OTAs by offering consumers the ability to make travel reservations directly through their websites. For example, TripAdvisor facilitates hotel reservations on its transaction websites Tingo and Jetsetter and intends to allow consumers to make a reservation while staying on TripAdvisor through its "Instant Booking" offering. We currently do not participate in "Instant Booking" and therefore risk losing share of reservations sourced through TripAdvisor. Other meta-search providers may also offer direct booking services with travel service providers, which may lead to more consumers booking directly with a travel service provider rather than an OTA. To the extent consumers book travel services through a meta-search website or directly with a travel service provider after visiting a meta-search website or meta-search utility on a traditional search engine without using an OTA like us, or if meta-search services limit our participation within their search results, we may need to increase our advertising or other customer acquisition costs to maintain or grow our reservation bookings and our business, gross bookings and results of operations could be adversely affected.

As a result of our acquisition of OpenTable, we now compete or may in the future compete with other restaurant reservation providers, such as LaFourchette, a European restaurant reservation business owned by TripAdvisor, and Yelp's SeatMe service.

Travel service providers, including multi-national hotel chains, rental car companies and airlines with which we conduct business, compete with us in online channels to drive consumers to their own websites in lieu of third-party distributors such as us. Travel service providers may charge lower prices and, in some instances, offer advantages such as loyalty points or special discounts to members of closed user groups (such as loyalty program participants or customers with registered accounts), any of which could make their offerings more attractive to consumers than our services. Discounting may increase as competition authorities seek to allow increased pricing flexibility among providers of travel service reservations. We may need to offer similar advantages to maintain or grow our reservation bookings, which could adversely impact our profitability.

There has been a proliferation of new channels through which accommodation providers can offer reservations.  For example, companies such as HomeAway and Airbnb offer services focused on providing vacation rental property owners, particularly individuals, an online place to list their accommodations where travelers can search and book such properties. Companies such as HotelTonight, Tingo and Hipmunk have developed new and differentiated offerings that endeavor to provide savings on accommodation reservations to consumers and that compete directly with us. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its website.  If any of these services are successful in attracting consumers who would otherwise use our services, our business and results of operations would be harmed.

Competition in U.S. online travel remains intense and online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantages. In particular, the competition to provide "opaque" accommodation reservation services to consumers, an area in which our priceline.com business has been a leader, has become more intense. For example, Expedia makes opaque accommodation room reservations available through its Hotwire brand and on its principal website under the name "Expedia Unpublished Rates" and has, we believe, supported this initiative with steeper discounts through lower margins. We believe these offerings, in particular "Expedia Unpublished Rates," have adversely impacted the market share and year-over-year growth rate for priceline.com's Name Your Own Price® opaque hotel reservation service, which has been experiencing a decline in room night reservations since 2011. These and other competitors could also launch opaque rental car services, which could negatively impact priceline.com's opaque Name Your Own Price® rental car reservation service. If Expedia or others are successful in growing their opaque reservation services, we may have less consumer demand for our opaque reservation services over time, and we would face more competition for access to the limited supply of discounted reservation rates. As a result of this increased competition, our share of the discount accommodation reservation market in the United States could further decrease, which could harm our business and results of operations. In addition, high hotel occupancy levels in the United States have had an adverse impact on our access to hotel rooms for our opaque hotel reservation services. Further, growth in discounted closed user group retail prices for hotel rooms lessens the price difference for members of the closed user group between a retail hotel reservation and an opaque hotel reservation, which may lead to fewer consumers using our opaque hotel reservation services.

In addition, after entering into an exclusive, long-term strategic marketing agreement in August 2013, Expedia acquired Travelocity in January 2015. On February 12, 2015, Expedia announced that it had entered into an agreement to acquire Orbitz. To the extent these acquisitions enhance Expedia's ability to compete with us, in particular in the United States, which is Expedia's, Travelocity's and Orbitz's largest market, our market share and results of operations could be adversely affected.

We are exposed to fluctuations in currency exchange rates.
We conduct a substantial majority of our business outside the United States but we report our results in U.S. Dollars. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international business are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars. The U.S. Dollar significantly strengthened against the Euro during 2014, moving from an exchange rate of 1.38 U.S. Dollars per Euro as of January 1, 2014 to 1.21 U.S. Dollars per Euro as of December 31, 2014. The U.S. Dollar also strengthened significantly during this time frame as compared to many other currencies. As a result, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars. For example, gross profit from our international businesses grew year-over-year on a local currency basis by approximately 32% for the three months ended December 31, 2014, but, as a result of the impact of changes in currency exchange rates, grew by 24.2% as reported in U.S. Dollars.
Certain European Union countries with high levels of sovereign debt have had difficulty at times refinancing their debt. Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may become more widespread and could include the United States, has led to significant volatility in the exchange rate between the Euro, the British Pound Sterling, the U.S. Dollar and other currencies. The European Central Bank, in an effort to stimulate the European economy, recently launched a quantitative easing program to purchase public debt, which in turn has caused the Euro exchange rate to weaken compared to the U.S. Dollar.
Significant fluctuations in currency exchange rates can affect consumer travel behavior. For example, recent dramatic depreciation of the Russian Ruble has resulted in it becoming more expensive for Russians to travel to Europe and most other non-Ruble destinations. Consumers traveling from a country whose currency has weakened against other currencies may book lower ADR accommodations, choose to shorten or cancel their international travel plans or choose to travel domestically rather than internationally, any of which could adversely affect our gross bookings, revenues and results of operations, in particular when expressed in U.S. Dollars.
Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in our financial results.
The volatility in foreign exchange rates and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.
We rely on online advertising channels to enhance our brand awareness and to generate a significant amount of traffic to our websites.
We believe that maintaining and expanding the Booking.com, priceline.com, KAYAK, agoda.com, rentalcars.com and OpenTable brands, along with our other owned brands, are important aspects of our efforts to attract and retain customers. Effective online advertising has been an important factor in our growth, and we believe it will continue to be important to our future success. As our competitors spend increasingly more on advertising, we are required to spend more in order to maintain our brand recognition and, in the case of online advertising, to maintain and grow traffic to our websites. In addition, we have invested considerable money and resources in the establishment and maintenance of our brands, and we will continue to invest resources in advertising, marketing and other brand building efforts to preserve and enhance consumer awareness of our brands. We may not be able to successfully maintain or enhance consumer awareness and acceptance of our brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness and acceptance of our brands in a cost-effective manner, our business, market share and results of operations would be materially adversely affected.

Our online advertising efficiency, expressed as online advertising as a percentage of gross profit, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers, could increase our costs-per-click and reduce our online advertising efficiency. We use third party websites, including online search engines (primarily Google), meta-search and travel research services, and affiliate marketing as primary means of generating traffic to our websites. Our online advertising expense has increased significantly in recent years, a trend we expect to continue. In addition, from 2011 to 2013 our online advertising grew faster than our gross profit due to (1) year-over-year declines in online advertising returns on investment and (2) brand mix within The Priceline Group as our international brands grew faster than our U.S. brands and spent a higher percentage of gross profit on online advertising. In 2014, these trends continued, but were more than offset by the inclusion of KAYAK and OpenTable because they spend a lower percentage of gross profit on online advertising than our other brands. Also, our consolidated results exclude intercompany advertising by our brands on KAYAK since our acquisition of KAYAK in May 2013. Any reduction in our online advertising efficiency could have an adverse effect on our business and results of operations, whether through reduced gross profit or gross profit growth or through advertising expenses increasing faster than gross profit and thereby reducing margins and earnings growth.
We believe that a number of factors could cause consumers to engage in increased shopping behavior before making a travel purchase than they engaged in previously. Increased shopping behavior reduces our online advertising efficiency and effectiveness because traffic becomes less likely to result in a purchase on our website, and such traffic is more likely to be obtained through paid online advertising channels than through free direct channels. Further, consumers may favor travel services offered by search companies or meta-search sites over OTAs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites, increase our advertising and other customer acquisition costs and adversely affect our business, margins and results of operations. To the extent any such increased shopping behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in revenues from our KAYAK meta-search business to offset any related decrease in gross profit or increase in advertising and other customer acquisition costs experienced by our OTA brands.

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
Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful "apps" available on these devices, is driving substantial online traffic and commerce to mobile platforms. We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for accommodation reservations. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple apps from multiple companies providing a similar service and instead prefer to use one or a limited number of apps for their mobile travel and restaurant research and reservation activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important. Our mobile offerings have received strong reviews and are driving a material and increasing share of our business. We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer. As a result, it is increasingly important for us to develop and maintain effective mobile apps and websites optimized for mobile devices to provide customers with an appealing, easy-to-use mobile experience. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile offerings are not used by consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.
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
The security of data when engaging in electronic commerce is essential to maintaining consumer and travel service provider confidence in our services. Any security breach whether instigated internally or externally on our system or other Internet based systems could significantly harm our reputation and therefore our business, brand, market share and results of operations. We currently require consumers who use certain of our services to guarantee their offers with their credit card, either online or, in some instances, through our toll-free telephone service. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data and prevent access to our data or accounts. It is possible that computer circumvention capabilities, new discoveries or advances or other developments, including our own acts or omissions, could result in a compromise or breach of consumer data. For example, third parties may attempt to fraudulently induce employees or customers to disclose user names, passwords or other sensitive information ("phishing"), which may in turn be used to access our information technology systems or to defraud our customers. We have experienced targeted and organized phishing attacks and may experience more in the future. Our efforts to protect information from unauthorized access may be unsuccessful or may result in the rejection of legitimate attempts to book reservations through our services, any of which could result in lost business and materially adversely affect our business, reputation and results of operations.
Our existing security measures may not be successful in preventing security breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal consumer information or transaction data or other proprietary information. In the last few years, several major companies, including Sony, HomeDepot, JPMorgan, Target, Zappos, Apple, AOL, LinkedIn, Google, and Yahoo! experienced high-profile security breaches that exposed their customers' and employees' personal information. We expend significant resources to protect against security breaches, and we may need to increase our security related expenditures to maintain or increase our systems' security or to address problems caused and liabilities incurred by breaches. These issues are likely to become more difficult to manage as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced. As recently experienced by Sony, security breaches could result in severe damage to our information technology infrastructure, including damage that could impair our ability to offer our services or the ability of consumers to make reservations or conduct searches through our services, as well as loss of customer, financial or other data that could materially and adversely affect our ability to conduct our business, satisfy our commercial obligations or meet our public reporting requirements in a timely fashion or at all. Security breaches could also result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, subject us to regulatory penalties and sanctions, or cause consumers to lose confidence in our security and choose to use the services of our competitors, any of which would have a negative effect on the value of our brand, our market share and our results of operations. Our insurance policies carry low coverage limits, and would likely not be adequate to reimburse us for losses caused by security breaches.
We also face risks associated with security breaches affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could inhibit the growth of the Internet and negatively affect consumers' willingness to provide private information or effect commercial transactions on the Internet generally, including through our services. Some of our business is conducted with third party marketing affiliates, which may generate travel reservations through our infrastructure or through other systems. Additionally, consumers using our services could be affected by security breaches at third parties such as travel service providers, payroll providers, health plan providers, payment processors or global distribution systems ("GDSs") upon which we rely. A security breach at any such third party marketing affiliate, travel service provider, GDS or other third party on which we rely could be perceived by consumers as a security breach of our systems and in any event could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose us to liability.
In our processing of travel transactions, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, including the European Union's Data Protection Directive and variations and implementations of that directive in the member states of the European Union. In addition, the European Union is actively considering a new General Data Protection Regulation designed to unify data protection with the European Union under a single law, which may result in significantly greater compliance burdens for companies with users and operations in the European Union.  Under the draft General Data Protection Regulation fines of up to 100,000,000 Euros or up to 5% of the annual global turnover of the infringer could be imposed. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
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
We rely on certain third party computer systems and third party service providers, including GDSs and computerized central reservation systems of the accommodation, rental car and airline industries in connection with providing some of our services. Any interruption in these third party services and systems or deterioration in their performance could prevent us from booking related accommodation, rental car and airline reservations and have a material adverse effect on our business, brands and results of operations. Our agreements with some third party service providers are terminable upon short notice and often do not provide recourse for service interruptions. In the event our arrangement with any such third party is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms and, as a result, it could have a material adverse effect on our business and results of operations.
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
For example, French authorities have initiated an audit to determine whether we are in compliance with our tax obligations in France, and we expect to get a preliminary response in the first half of 2015.  While we believe that we comply with French tax law, we expect French tax authorities to assert that we owe additional taxes and issue an assessment, which could be significant and which could include penalties and interest.  In addition, we may be required to pay upfront the full amount of any such assessment in order to appeal it, though any such payment would not constitute an admission by us that we owe the tax. In general, governments in the United States and Europe are increasingly focused on ways to increase revenues, which has contributed to an increase in audit activity and harsher stances taken by tax authorities.  Any such additional taxes or other assessments may be in excess of our current tax provisions or may require us to modify our business practices in order to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on our business, results of operations and financial condition.
We will be subject to increased income taxes in the event that our cash balances held outside the United States are remitted to the United States. As of December 31, 2014, we held approximately $6.9 billion of cash, cash equivalents, short-term investments and long-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our non-U.S. operations. If our cash balances outside the United States continue to grow and our ability to reinvest those balances outside the United States diminishes, it will become increasingly likely that we will be subject to additional income tax expense in the United States with respect to our unremitted non-U.S. earnings. We would not make additional income tax payments unless we were to actually repatriate our international cash to the United States. We would pay only U.S. federal alternative minimum tax and certain U.S. state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. This could result in us being subject to a cash income tax liability on the earnings of our U.S. businesses sooner than would otherwise have been the case.
Various legislative proposals that would reform U.S. corporate income tax laws have been proposed by President Obama's administration as well as members of the U.S. Congress, including proposals that would significantly impact how U.S. multinational corporations are taxed on foreign earnings.  Such proposals include changes that would reduce U.S. tax deferral on certain foreign digital goods and services transactions, impose a minimum U.S. tax on foreign earnings, limit U.S. deductions for interest expense related to un-repatriated non-U.S.-source income, limit interest and royalty deductions in connection with certain related party transactions and put in place certain tax disincentives for offshoring jobs or business segments.  We cannot determine whether some or all of these or other proposals will be enacted into law or what, if any, changes may be made to such proposals prior to being enacted into law.  If U.S. tax laws change in a manner that increases our tax obligations, our financial position and results of operations could be adversely impacted.

Additionally, the Organisation for Economic Co-Operation and Development ("OECD") issued an action plan in July 2013 calling for a coordinated multi-jurisdictional approach to "base erosion and profit shifting" by multinational companies. The action plan expressed the OECD's view that international tax standards have not kept pace with changes in global business practices and concluded that changes are needed to international tax laws to address situations where multinationals may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions where the activities creating those profits may take place. The action plan identified 15 actions the OECD determined are needed to address "base erosion and profit shifting" and generally set target dates for completion of each of the items between 2014 and 2015. Reports addressing 7 of these actions were released by the OECD in September 2014. The proposed measures contained in these reports are not yet finalized as they may be affected by the proposals to be made with respect to the remaining actions. Any changes to international tax laws, including new definitions of permanent establishment or changes affecting the benefits of preferential tax regimes such as the Dutch "Innovation Box Tax" (discussed below), could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Due to the large and expanding scale of our international business activities, any changes in U.S.

or international taxation of our activities may increase our worldwide effective tax rate and could adversely affect our financial position and results of operations.

We are also subject to non-income based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in the United States and various non-U.S. jurisdictions, as well as the potential for travel transaction taxes in the United States as discussed below and in Note 16 to our Consolidated Financial Statements. For example, in July 2012 and December 2013, the Dutch Government enacted certain amendments to Dutch tax law including one-time levies on an employer applied to employee earnings, equal to 16% of an employee's earnings in excess of 150,000 Euros. These irrevocable levies resulted in additional payroll taxes of approximately $12 million (approximately $9 million after tax) in the fourth quarter of 2013 and approximately $14 million (approximately $10 million after tax) principally recorded in the third quarter of 2012. From time to time, we are under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities.
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
In addition, the tax law may change resulting in a reduction or elimination of the tax benefit. As discussed above, the OECD's action plan involves, in part, evaluation of tax regimes such as the Innovation Box Tax. The European Union Council of Economics and Finance Ministers ("ECOFIN") has endorsed changes to limit member states' existing innovation and patent box tax regimes providing benefits related to profits derived from intangible assets such as intellectual property. The changes endorsed by ECOFIN would, if adopted, limit such benefits only to profits derived from patentable intellectual property. It is expected that the legislative process related to the proposed changes will begin in 2015. However, the proposals may not be adopted in the form endorsed by ECOFIN or at all, and it is expected that any changes will include transition rules and will be fully implemented no later than July 2021. To the extent Booking.com's intellectual property developed by its innovative activities do not meet the requirements under any new legislation, Booking.com would eventually lose the benefit of the Innovation Box Tax.
The loss of the Innovation Box Tax benefit would substantially increase our effective tax rate and adversely impact our results of operations.
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
A number of jurisdictions in the United States have initiated lawsuits against online travel companies, including us, related to, among other things, the payment of travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.). In addition, a number of U.S. states, counties and municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes. See Part I Item 3 Legal Proceedings and Note 16 to the Consolidated Financial Statements for a description of these pending cases and proceedings. Additional state and local jurisdictions may assert that we are subject to, among other things, travel transaction taxes and could seek to collect such taxes, either retroactively or prospectively, or both.
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
Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings. For example, in September 2012, the Superior Court in the District of Columbia granted a summary judgment in favor of the city and against online travel companies. Similarly, in January 2013, the Tax Appeal Court for the State of Hawaii held that online travel companies, including us, are liable for the State's general excise tax on the full amount the online travel company collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel. We recorded an accrual for travel transaction taxes (including estimated interest and penalties) of approximately $16.5 million in December 2012 and approximately $18.7 million in the three months ended March 31, 2013, primarily related to this ruling. During the year ended December 31, 2013 and December 31, 2014 the Company paid approximately $20.6 million and $2.2 million, respectively, to the State of Hawaii related to this ruling. The Company has filed an appeal with the Tax Appeal Court and intends to vigorously appeal this ruling. These decisions and any similar decisions in other jurisdictions could have a material adverse effect on our business, margins and results of operations. An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries. In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs. There have been, and will continue to be, substantial ongoing costs, which may include "pay first" payments, associated with defending our position in pending and any future cases or proceedings. An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on our business and results of operations and could be material to our results of operations or cash flows in any given fiscal period.
To the extent that any tax authority succeeds in asserting that we have a tax collection responsibility, or we determine that we have such a responsibility, with respect to future transactions we may collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of travel reservations to our customers and, consequently, could make our travel reservation service less competitive (i.e., versus the websites of other online travel companies or travel service providers) and reduce our travel reservation transactions; alternatively, we could choose to reduce our profit on affected travel transactions.  Either action could have a material adverse effect on our business and results of operations.

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
We face increased risks as the level of our debt increases.
We have a substantial amount of outstanding indebtedness and we may incur substantial additional indebtedness in the future, including through public or private offerings of debt securities. Our outstanding indebtedness and any additional indebtedness we incur may have significant consequences, which could include:

•
requiring the dedication of a significant portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures, share repurchases and acquisitions;

•	increased vulnerability to downturns in our business, to competitive pressures and to adverse changes in general economic and industry conditions;

•	decreased ability to obtain additional financing for working capital, capital expenditures, acquisitions, share repurchases or other general corporate purposes; and

•	decreased flexibility when planning for or reacting to changes in our business and industry.

Our ability to make payments of principal of and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated results of operations and financial condition, many of which are beyond our control. Further, we may not have access to equity or debt markets or other sources of financing, or such financing may not be available to us on commercially reasonable terms, to repay or refinance our debt as it comes due or, in the case of our convertible notes, upon conversion. If we are unable to generate sufficient cash flow from our U.S. operations in the future to service our debt, we may be required to, among other things, repatriate funds to the United States at substantial tax cost.

We are dependent on providers of accommodations, rental cars and airline tickets and on restaurants.
We rely on providers of accommodations, rental cars and airline tickets and on restaurants to make their services available to consumers through us. Our arrangements with travel service providers generally do not require them to make available any specific quantity of accommodation reservations, rental cars or airline tickets, or to make accommodation reservations, rental cars or airline tickets available in any geographic area, for any particular route or at any particular price. Similarly, our arrangements with restaurants generally do not require them to provide all of their available tables and reservations to customers through us. During the course of our business, we are in continuous dialog with our major travel service providers about the nature and extent of their participation in our services. A significant reduction on the part of any of our major travel service providers or providers that are particularly popular with consumers in their participation in our services for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, market share and results of operations. To the extent any of those major or popular travel service providers ceased to participate in our services in favor of one of our competitors' systems or decided to require consumers to purchase services directly from them, our business, market share and results of operations could be harmed. Further, as consolidation among travel service providers increases, the potential adverse effect of a decision by any particular significant travel service provider (such as a large hotel chain, airline or rental car company) to withdraw from or reduce its participation in our services also increases. To the extent restaurants limit the availability of reservations through OpenTable, consumers may not continue to use our services and/or our revenues could be adversely affected, especially if reservations during highly desirable times on high volume days are not made available through us.
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
In July 2012, the Office of Fair Trading (the "OFT"), the predecessor competition authority in the United Kingdom to the Competition and Markets Authority ("CMA"), issued a "Statement of Objections" ("SO") to Booking.com, which set out the OFT's preliminary views on why it believed Booking.com and others in the online accommodation reservation sector were allegedly in breach of E.U. and U.K. competition law. The SO alleged, among other things, that there were agreements or concerted practices between accommodations and Booking.com and at least one other online travel company that restricted Booking.com's (and the other online travel company's) ability to discount hotel room reservations, which the OFT alleged was a form of resale price maintenance. We dispute the allegations in the SO. Booking.com runs an agency model accommodation reservation platform in which accommodations have complete discretion and control over setting the prices that appear on the Booking.com website. Booking.com is a facilitator of accommodation room reservations; it does not take possession of or title to accommodation rooms and is not a reseller of accommodation rooms. Because Booking.com plays no role in price setting, does not control pricing and does not resell accommodation rooms, it does not believe that it engages in the conduct alleged in the SO. On January 31, 2014, the OFT announced that it had accepted commitments offered by Booking.com, as well as by Expedia and Intercontinental Hotel Group, ("Commitments") to close the investigation on the basis that they address the OFT's competition concerns. The OFT closed its investigation with no finding of infringement or admission of wrongdoing and no imposition of a fine. The Commitments provide, among other things, that hotels will continue to be able to set retail prices for hotel room reservations on all online travel company websites, such as Booking.com. Under the Commitments, online travel companies, such as Booking.com, have the flexibility to discount a hotel's retail price, but only to members of closed groups, a concept that is defined in the Commitments, who have previously made a reservation with the online travel company. The discount may be up to Booking.com's commission. In addition, the Commitments provide that Booking.com will not require rate parity from hotels in relation to discounted rates that are provided by other online travel companies or hotels to members of their closed groups, provided the discounted rate is not made public. The Commitments apply to bookings by European Economic Area residents at U.K. hotels. On March 31, 2014, Skyscanner, a meta-search site based in the United Kingdom, filed an appeal in the Competition Appeal Tribunal ("CAT") against the OFT's decision to accept the Commitments. Booking.com intervened in support of the CMA in the CAT. In its decision dated September 26, 2014, the CAT found that the CMA was wrong to reject Skyscanner's arguments about the negative impact of the Commitments on its business and price transparency generally without properly exploring these arguments. The CAT's decision vacates the CMA's Commitments decision and remits the matter to the CMA for reconsideration in accordance with the CAT's ruling. It is uncertain what action the CMA will take in response to the CAT's ruling, which could involve re-opening, closing or suspending the investigation. The CMA did not appeal the CAT's decision. As many industry participants have been operating based on the substance of the Commitments since they were adopted, it is uncertain how the CAT's decision and any resulting action by the CMA will affect industry practice, including discounting to closed user groups, the status of rate parity clauses found in many online travel companies' contracts with hotels and other travel service providers, and our business and results of operations.
The competition authorities of many governments have begun investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. In addition to the U.K. investigation discussed above, national competition authorities in the Czech Republic, France, Germany, Italy, Austria, Hungary, Sweden, Ireland, Denmark and Switzerland, have opened investigations that focus on Booking.com's rate parity clause in its contracts with accommodation providers in those jurisdictions. Competition related inquiries have also been received from the competition authority in China. We are in ongoing discussions with the relevant regulatory authorities regarding their concerns.  We are currently unable to predict the outcome of all of these investigations or how our business may be affected.  Possible outcomes include requiring Booking.com to remove its rate parity clause from its contracts with accommodation providers in those jurisdictions and/or the imposition of fines.

On December 15, 2014, the French, Italian and Swedish national competition authorities, working in close cooperation with the European Commission, announced their intention to seek public feedback on commitments offered by Booking.com in connection with investigations of Booking.com's rate parity provisions in its contractual arrangements with accommodation providers. If the proposed commitments are accepted by the French, Italian and Swedish competition authorities, the investigations in those countries will be closed with no finding of infringement or admission of wrongdoing and no imposition of a fine. Under the terms of the proposed commitments, Booking.com would replace its existing price parity agreements with accommodation providers - sometimes also referred to as "most favored nation" or "MFN" provisions - with "narrow" price parity agreements. Under the "narrow" price parity agreement, an accommodation provider would still be required to offer the same or better rates on Booking.com as it offered to a consumer directly, but it would no longer be required to offer the same or better rates on Booking.com as it offered to other on-line travel companies. If the commitments are accepted by the French, Italian and Swedish competition authorities after they have been market tested, Booking.com will implement the commitments within six months of their being accepted. We are currently unable to predict the outcome of the market test of the proposed commitments offered in France, Italy and Sweden or the impact the proposed commitments in France, Italy and Sweden will have on the on-going investigations in other European countries or how our business may be affected by the proposed commitments if accepted. We note that the German competition authority has required Hotel Reservation Service to remove its rate parity clause from its contracts with hotels, and Hotel Reservation Service's initial appeal was denied. To the extent that regulatory authorities require changes to our business practices or to those currently common to the industry, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding any such investigations could adversely affect our brands and therefore our market share and results of operations.

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
The services we offer are subject to legal regulations (including laws, ordinances, rules and other requirements and regulations) of national and local governments and regulatory authorities around the world, many of which are evolving and subject to the possibility of new or revised interpretations. Our ability to provide our services is and will continue to be affected by such regulations. For example, laws and proposed legislation relating to data localization in some countries could adversely affect our ability to conduct business in those countries. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by judicial or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have a material adverse effect on our business and results of operations.
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

Sales of a substantial number of shares of our common stock, including through the conversion of our convertible notes, could adversely affect the market price of our common stock by introducing a large number of sellers to the market. Given the volatility that exists for our shares, such sales could cause the market price of our common stock to decline significantly. In addition, fluctuations in our stock price and our price-to-earnings multiple may have made our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.
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
The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new service announcements, introductions and enhancements and changing consumer demands. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the progress of technology adoption in various markets, including the continuing adoption of the Internet and online commerce in certain geographies and the emergence and growth of the use of smart phones and tablets for mobile e-commerce transactions, including through the increasing use of mobile apps. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually innovate and improve the performance, features and reliability of our services in response to competitive service offerings and the evolving demands of the marketplace. In particular, we believe that it will be increasingly important for us to effectively offer our services through mobile applications and mobile optimized websites on smart phones and tablets. Any failure by us to successfully develop and achieve customer adoption of our mobile applications and mobile optimized websites would likely have a material and adverse effect on our growth, market share, business and results of operations. We believe that increasingly ease-of-use, comprehensive functionality and the look and feel of our mobile apps and mobile optimized websites will be competitively critical as consumers obtain more of their travel and restaurant services through mobile devices. As a result, we intend to continue to spend significant resources maintaining, developing and enhancing our websites, including our mobile optimized websites, and our mobile apps and other technology.
In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure to those new technologies, which could adversely affect our results of operations or financial condition. For example, KAYAK generates revenues, in part, by allowing consumers to compare search results that appear in additional "pop-under" windows. Changes in browser functionality, such as changes that either block or otherwise limit the use of "pop-under" windows, at times has had a negative impact on our revenues. Any failure to implement or adapt to new technologies in a timely manner or at all could adversely affect our ability to compete, increase our customer acquisition costs or otherwise adversely affect our business, and therefore adversely affect our brand, market share and results of operations.
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
From time to time, in the ordinary course of our business, we have been subject to, and are currently subject to, legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims, in particular patent claims, against us, particularly as we expand the complexity and scope of our business. For example, in February 2015, IBM sued us and certain of our subsidiaries asserting that we infringe certain IBM patents and claiming damages and injunctive relief. While we believe the suit to be without merit and intend to contest it vigorously, litigation is uncertain and we may not be successful. We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is extremely expensive and time consuming, and may divert managerial attention and resources from our business objectives. Successful infringement claims against us could result in significant monetary liability or prevent us from operating our business, or portions of our business. In addition, resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or possibly to cease using those rights altogether. Any of these events could have a material adverse effect on our business, results of operations or financial condition.
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
Our results have been negatively impacted by purchases made using fraudulent credit cards. Because we act as the merchant of record in a majority of our priceline.com transactions as well as those of agoda.com and rentalcars.com, we may be held liable for accepting fraudulent credit cards on our websites as well as other payment disputes with our customers. Additionally, we may be held liable for accepting fraudulent credit cards in certain retail transactions when we do not act as merchant of record. Accordingly, we calculate and record an allowance for the resulting credit card chargebacks. If we are unable to combat the use of fraudulent credit cards on our websites, our business, results of operations and financial condition could be materially adversely affected.
In addition, in the event that one of our major travel service providers voluntarily or involuntarily declares bankruptcy, we could experience an increase in credit card chargebacks from customers with travel reservations with such travel service provider. For example, airlines that participate in our services and declare bankruptcy or cease operations may be unable or unwilling to honor tickets sold for their flights. Our policy in such event is to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we are the merchant-of-record on sales of Name Your Own Price® and Express Deals® airline tickets to our customers, however, we could experience a significant increase in demands for refunds or credit card chargebacks from customers, which could materially adversely affect our results of operations and financial condition. For example, in April 2008, Aloha Airlines and ATA Airlines each ceased operations, and we experienced an increase in credit card chargebacks from customers with tickets on those airlines. Agoda.com and rentalcars.com process credit card transactions and operate in numerous currencies. Credit card costs are typically higher for foreign currency transactions and in instances where cancellations occur.
The success of our acquisition of OpenTable is subject to numerous risks and uncertainties.
On July 24, 2014, we acquired OpenTable, a leading brand for booking online restaurant reservations. We believe that the online restaurant reservation business is complementary to our online travel businesses, and that both OpenTable and our travel businesses will benefit from adding OpenTable to The Priceline Group. As a result of our acquisition of OpenTable, we are subject to risks associated with OpenTable's business, many of which are the same risks that our other businesses face. Other risks include: OpenTable's ability to increase the number of restaurants and diners using its products and services and retain existing restaurants and diners; competition both to provide reservation management services to restaurants and to attract diners to make reservations through OpenTable's websites and apps; OpenTable's ability to expand internationally; OpenTable's ability to effectively and efficiently market to new restaurants and diners; and any risks that cause people to refrain from dining at restaurants, such as economic downturns, severe weather, outbreaks of pandemic or contagious diseases, or threats of terrorist attacks. If OpenTable is unsuccessful in profitably growing its global online restaurant reservation business or it experiences a significant reduction in revenues due to factors such as competition, increased capital expenditures or investments we make in growing OpenTable's business, in particular internationally, or any other reason, the value of our investment in OpenTable may be adversely affected and we may incur an impairment charge related to goodwill.
Investment in new business strategies and acquisitions could disrupt our ongoing business and present risks not originally contemplated.
We have invested, and in the future may invest, in new business strategies and acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return on capital, and unidentified issues not discovered in our investigations and evaluations of those strategies and acquisitions. We may decide to make minority investments, including through joint ventures, in which we have limited or no management or operational control. The controlling person in such a case may have business interests, strategies or goals that are inconsistent with ours, and decisions of the company or venture in which we invested may result in harm to our reputation or adversely affect the value of our investment. Further, we may issue shares of our common stock in these transactions, which could result in dilution to our stockholders.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters and the headquarters of our priceline.com business are located in Norwalk, Connecticut, United States of America, where we lease approximately 70,000 square feet of office space. Our Booking.com business is headquartered in Amsterdam, Netherlands, where we lease approximately 202,000 square feet of office space; our agoda.com business has significant support operations in Bangkok, Thailand, where we lease approximately 118,000 square feet of office space; our KAYAK business is headquartered in Stamford, Connecticut, United States of America, where we lease approximately 18,000 square feet of office space; our OpenTable business is headquartered in San Francisco, California, United States of America, where we lease approximately 51,000 square feet of office space; and our rentalcars.com business is headquartered in Manchester, England, where we lease approximately 63,000 square feet of office space.  We lease additional office space to support our operations in various locations around the world, including hosting and data center facilities in the United States, the United Kingdom, Switzerland, the Netherlands and Hong Kong and sales and support facilities in numerous locations. We do not own any real estate as of December 31, 2014.

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

On March 31, 2014, Skyscanner, a meta-search site based in the United Kingdom, filed an appeal in the Competition Appeal Tribunal ("CAT") against the OFT's decision to accept the Commitments. Booking.com intervened in support of the CMA in the CAT. In its decision dated September 26, 2014, the CAT found that the CMA was wrong to reject Skyscanner's arguments about the negative impact of the Commitments on its business and price transparency generally without properly exploring these arguments. The CAT's decision vacates the CMA's Commitments decision and remits the matter to the CMA for reconsideration in accordance with the CAT's ruling. The CMA did not appeal the CAT's decision. It is uncertain what action the CMA will take in response to the CAT's ruling, which could involve re-opening, closing or suspending the investigation.

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

On December 15, 2014, the French, Italian and Swedish national competition authorities, working in close cooperation with the European Commission, announced their intention to seek public feedback on commitments offered by Booking.com in connection with investigations of Booking.com's rate parity provisions in its contractual arrangements with accommodation providers. If the proposed commitments are accepted by the French, Italian and Swedish competition authorities, the investigations in those countries will be closed with no finding of infringement or admission of wrongdoing and no imposition of a fine. Under the terms of the proposed commitments, Booking.com would replace its existing price parity agreements with accommodation providers - sometimes also referred to as "most favored nation" or "MFN" provisions - with "narrow" price parity agreements. Under the "narrow" price parity agreement, an accommodation provider would still be required to offer the same or better rates on Booking.com as it offered to a consumer directly, but it would no longer be required to offer the same or better rates on Booking.com as it offered to other on-line travel companies. If the commitments are accepted by the French, Italian and Swedish competition authorities after they have been market tested, Booking.com will implement the commitments within six months of their being accepted. We are currently unable to predict the outcome of the market test of the proposed commitments offered in France, Italy and Sweden or the impact the proposed commitments in France, Italy and Sweden will have on the on-going investigations in other European countries or how our business may be affected by the proposed commitments if accepted. We note that the German competition authority has required Hotel Reservation Service to remove its rate parity clause from its contracts with hotels, and Hotel Reservation Service's initial appeal was denied. To the extent that regulatory authorities require changes to our business practices or to those currently common to the industry, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding any such investigations could adversely affect our brands and therefore our market share and results of operations.

Lawsuits Alleging Antitrust Violations

On August 20, 2012, one complaint was filed on behalf of a putative class of persons who purchased hotel room reservations from certain hotels (the "Hotel Defendants") through certain OTC defendants, including us.  The initial complaint, Turik v. Expedia, Inc., Case No. 12-cv-4365, filed in the U.S. District Court for the Northern District of California, alleged that the Hotel Defendants and the OTC defendants violated U.S. federal and state laws by entering into a conspiracy to enforce a minimum resale price maintenance scheme pursuant to which putative class members paid inflated prices for hotel room reservations that they purchased through the OTC defendants.  Thirty-one other complaints containing similar allegations were filed in a number of federal jurisdictions across the country. Plaintiffs in these actions sought treble damages and injunctive relief.

The Judicial Panel on Multidistrict Litigation ("JPML") consolidated all of the pending cases under 28 U.S.C. §1407 before Judge Boyle in the U.S. District Court for the Northern District of Texas. On May 1, 2013, an amended consolidated complaint was filed.

On February 18, 2014, Judge Boyle dismissed the amended consolidated complaint without prejudice. On October 27, 2014 the court denied plaintiffs' motion for leave to file a proposed Second Consolidated Amended Complaint, and on October 28, 2014 the court issued a final judgment dismissing the case with prejudice. The time to appeal the court's October 27, 2014 decision has expired and the matter is closed.

Litigation Related to Travel Transaction Taxes

We and certain third-party online travel companies ("OTCs") are currently involved in approximately forty lawsuits, including certified and putative class actions, brought by or against U.S. states, cities and counties over issues involving the payment of travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.).  Our subsidiaries priceline.com LLC, Lowestfare.com LLC and Travelweb LLC are named in some but not all of these cases.  Generally, the complaints allege, among other things, that the OTCs violated each jurisdiction's respective relevant travel transaction tax ordinance with respect to the charge and remittance of amounts to cover taxes under each law.  The complaints typically seek compensatory damages, disgorgement, penalties available by law, attorneys' fees and other relief.  In addition, approximately seventy-nine municipalities or counties, and at least eleven states, have initiated audit proceedings (including proceedings initiated by more than forty municipalities in California, which have been inactive for several years), issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes.  Additional state and local jurisdictions are likely to assert that we are subject to travel transaction taxes and could seek to collect such taxes, retroactively and/or prospectively.

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

In connection with some of these tax audits and assessments, we may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the laws in judicial proceedings.  This requirement is commonly referred to as "pay to play" or "pay first."  For example, the City and County of San Francisco assessed the Company approximately $3.4 million (an amount that includes interest and penalties) relating to hotel occupancy taxes, which the Company paid in July 2009, and issued a second assessment totaling approximately $2.7 million, which the Company paid in January 2013.  Payment of these amounts, if any, is not an admission that we believe we are subject to such taxes.  In the San Francisco action, for example, the court ruled in February 2013 that we and OTCs do not owe transient accommodations tax to the city and ordered the city to refund the amount paid in July 2009; we also are seeking a refund of the amount paid in January 2013. San Francisco has appealed the court's ruling and has not refunded the amount paid in July 2009 pending resolution of the appeal. The matter has been stayed while the appeal in another case with the City of San Diego is pending before the California Supreme Court.

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  For example, in January 2013, the Tax Appeal Court for the State of Hawaii held that we and other OTCs are not liable for the State's transient accommodations tax, but held that the OTCs, including us, are liable for the State's general excise tax on the full amount the OTC collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel. We recorded an accrual for travel transaction taxes (including estimated interest and penalties), with a corresponding charge to cost of revenues, of approximately $16.5 million in December 2012 and approximately $18.7 million in the three months ended March 31, 2013, primarily related to this ruling. During the years ended December 31, 2013 and December 31, 2014, we paid approximately $20.6 million and $2.2 million, respectively, to the State of Hawaii related to this ruling. We have filed an appeal now pending before the Hawaii Supreme Court.

Other adverse rulings include a decision in September 2012, in which the Superior Court in the District of Columbia granted summary judgment in favor of the District and against the OTCs ruling that tax is due on the OTCs' margin and service fees, which we are appealing. As a result, we increased our accrual for travel transaction taxes (including estimated interest), with a corresponding charge to cost of revenues, by approximately $4.8 million in September 2012 and by approximately $5.6 million in the three months ended March 31, 2013. Also, in July 2013, the Circuit Court of Cook County, Illinois, ruled that we and the other OTCs are liable for tax and other obligations under the Chicago Hotel Accommodations Tax. In July 2014, we resolved all claims in this case through settlement and the claims against us were dismissed on September 3, 2014. In addition, in October 2009, a jury in a San Antonio class action found that we and the other OTCs that are defendants in the lawsuit "control" hotels for purposes of the local hotel occupancy tax ordinances at issue and are, therefore, subject to the requirements of those ordinances. We intend to vigorously appeal the trial court's judgment when it becomes final.

An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries and also could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  There have been, and will continue to be, substantial ongoing costs, which may include "pay first" payments, associated with defending our position in pending and any future cases or proceedings.  An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on our business and could be material to our results of operations or cash flow in any given operating period. However, we believe that even if we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated, given results to date it would not have a material impact on our liquidity because of our available cash.

To the extent that any tax authority succeeds in asserting that our services are subject to travel transaction taxes and that we have a tax collection responsibility for those taxes, or we determine that we have such a responsibility, with respect to future transactions we may collect any such additional tax obligation from our customers, which would have the effect of increasing the cost of travel reservations to our customers and, consequently, could make our travel reservation services less competitive (as compared to the services of other OTCs or travel service providers) and reduce our travel reservation transactions; alternatively, we could choose to reduce the compensation for our services.  Either action could have a material adverse effect on our business and results of operations.

In many of the judicial and other proceedings initiated to date, the taxing jurisdictions seek not only historical taxes that are claimed to be owed on our gross profit, but also, among other things, interest, penalties, punitive damages and/or attorney fees and costs.  Therefore, any liability associated with travel transaction tax matters is not constrained to our liability for tax owed on its historical gross profit, but may also include, among other things, penalties, interest and attorneys' fees.  To date, the majority of the taxing jurisdictions in which we facilitate hotel reservations have not asserted that these taxes are due and payable.  With respect to taxing jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from us only on a prospective basis.
Accrual for Travel Transaction Taxes

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, we have established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $52 million at December 31, 2014 compared to approximately $55 million at December 31, 2013. Our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

We intend to vigorously defend against the claims in all of the proceedings described below.

Statewide Class Actions and Putative Class Actions

Such actions include:

•	City of Los Angeles, California v. Hotels.com, Inc., et al. (California Superior Court, Los Angeles County; filed in December 2004); (California Court of Appeal; appeal filed in March 2014);

•	City of San Antonio, Texas v. Hotels.com, L.P., et al. (U.S. District Court for the Western District of Texas; filed in May 2006);

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

•	City of Columbia, South Carolina, et al. v. Hotelguides.com, Inc. et al. (Court of Common Pleas, Ninth Judicial Circuit, County of Charleston; filed in July 2013); and

•	City of Charleston, et al. v. Hotelguides.com, Inc. et al. (Court of Common Pleas for Charleston County, South Carolina; filed January 2014).

Actions Filed on Behalf of Individual Cities, Counties and States

Such actions include:

•
City of San Diego, California v. Hotels.com L.P., et al. (California Superior Court, San Diego County; filed in September 2006) (Superior Court of California, Los Angeles County) (California Court of Appeal; appeal filed in August 2012); (California Supreme Court; petition for review granted in July 2014);

•
City of Atlanta, Georgia v. Hotels.com L.P., et al. (Superior Court of Fulton County, Georgia; filed in March 2006); (Court of Appeals of the State of Georgia; appeal filed in January 2007); (Georgia Supreme Court; further appeal filed in December 2007; petition for writs of mandamus and prohibition filed in December 2012; further appeal filed in November 2013 but transferred to Georgia Court of Appeals in July 2014);

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

•
Montana Department of Revenue v. Priceline.com, Inc., et al. (First Judicial District Court of Lewis and Clark County, Montana; filed in November 2010); (Montana Supreme Court; appeal filed in May 2014);

•	District of Columbia v. Expedia, Inc., et al. (Superior Court of District of Columbia; filed in March 2011); (District of Columbia Court of Appeals; appeal filed in March 2014);

•	Volusia County, et al. v. Expedia, Inc., et al. (Circuit Court for Volusia County, Florida; filed in April 2011);

•	Town of Breckenridge, Colorado v. Colorado Travel Company, LLC, et al. (District Court for Summit County, Colorado; filed in July 2011);

•	County of Nassau v. Expedia, Inc., et al. (Supreme Court of Nassau County, New York; filed in September 2011); (Appellate Division, Second Department; appeal filed in April 2013);

•	State of Mississippi v. Priceline.com Inc., et al., (Chancery Court of Hinds County, Mississippi; filed in January 2012);

•	Fargo v. Expedia, Inc. et al. (District Court for the County of Cass; filed in February 2013)

•	Village of Bedford Park, et al. v. Expedia, Inc. et al. (U.S. District Court for the Northern District of Illinois; filed in July 2013);

•	Department of Revenue, Finance and Administration Cabinet, Commonwealth of Kentucky v. Expedia Inc., et al. (Franklin Circuit Court, Kentucky; filed in July 2013);

•	State of New Hampshire v. priceline.com Inc., et al. (Merrimack Superior Court; filed in October 2013);

•	Puerto Rico Tourism Company v. Priceline.com Incorporated, et al. (U.S. District Court for the District of Puerto Rico; filed in April 2014); and

•	City of Phoenix, et al. v. Priceline.com Inc., et al. (Arizona Tax Court; filed in August 2014).

Judicial Actions Relating to Assessments Issued by Individual Cities, Counties and States

We may seek judicial review of assessments issued by an individual city or county. Currently pending actions seeking such a review include:

•
Priceline.com, Inc., et al. v. Broward County, Florida (Second Judicial Circuit, Leon County, Florida; filed in January 2009); (Florida First District Court of Appeal; filed in February 2013); (Florida Supreme Court; notice to invoke jurisdiction filed in February 2014);

•	Priceline.com, Inc. v. Indiana Department of State Revenue (Indiana Tax Court; filed in March 2009);

•
Priceline.com, Inc., et al. v. City and County of San Francisco, California, et al. (California Superior Court, County of Los Angeles; filed in June 2009); (California Court of Appeal; appeal filed in December 2013); Priceline.com, Inc. v. City and County of San Francisco, California, et al. (California Superior Court, County of Los Angeles; filed in November 2013);

•	Priceline.com, Inc. v. Miami-Dade County, Florida, et al. (Eleventh Judicial Circuit Court for Miami-Dade, County, Florida; filed in December 2009);

•	priceline.com Incorporated, et al. v. Osceola County, Florida, et al. (Second Judicial Circuit, Leon County, Florida; filed in January 2011);

•
In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of the Tax Appeal of Travelweb LLC  (Tax Appeal Court of the State of Hawaii; filed in March 2011) (Hawaii Supreme Court; appeal transferred in December 2013); In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of the Tax Appeal of Travelweb LLC (Tax Appeal Court of the State of Hawaii, filed in July 2012) (Hawaii Supreme Court; appeal transferred in December 2013); In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of Tax Appeal of Travelweb LLC (Tax Appeal Court of the State of Hawaii, filed in June 2013); In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of Tax Appeal of Travelweb LLC (Tax Appeal Court of the State of Hawaii; filed in January 2014); In the Matter of the Appeal of priceline.com Incorporated (Tax Appeal Court of the State of Hawaii; filed in August 2014);

•	Expedia, Inc. et al. v. City of Portland (Circuit Court for Multnomah County, Oregon, filed in February 2012);

•
Expedia, Inc., et al. v. City and County of Denver, et al. (District Court for Denver County, Colorado, filed in March 2012); (Colorado Court of Appeal; appeal filed in April 2013); (Colorado Supreme Court; petition for review filed in August 2014); and

•	Expedia, Inc., et al. v. Oregon Department of Revenue (Oregon Tax Court; filed in September 2013).

Administrative Proceedings and Other Possible Actions

At various times, we have also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to our charges and remittance of amounts to cover state and local travel transaction taxes.  Among others, the City of Paradise Valley, Arizona; fifteen cities (and one county) in Colorado; Arlington, Texas; Lake County, Indiana; and state tax officials from Arkansas, Colorado, Louisiana, Maine, Maryland, Michigan, Minnesota, South Carolina, South Dakota, Texas, Vermont, West Virginia and Wisconsin have begun formal or informal administrative procedures or stated that they may assert claims against us relating to allegedly unpaid state or local travel transaction taxes.  Between 2008 and 2010, we received audit notices from more than forty cities in the state of California.  The audit proceedings in those cities have not been active but have not been formally closed.  We have also been contacted for audit by five counties in the state of Utah.

Patent Infringement

On February 9, 2015, International Business Machines Corporation ("IBM") filed a complaint in the U.S. District Court for the District of Delaware against us and our subsidiaries KAYAK Software Corporation, OpenTable, Inc. and priceline.com LLC (the "Subject Companies").  In the complaint, IBM alleges that the Subject Companies have infringed and continue to willfully infringe certain IBM patents that IBM claims relate to the presentation of applications and advertising in an interactive service, preserving state information in online transactions and single sign-on processes in a computing environment and seeks unspecified damages (including a request that the amount of compensatory damages be trebled), injunctive relief and costs and reasonable attorneys’ fees.  We believe the claims to be without merit and intend to contest them vigorously.

Other

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "PCLN."  The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market:

2014	High	Low

First Quarter	$1,378.96	$1,103.90
Second Quarter	1,292.66	1,087.26
Third Quarter	1,329.90	1,139.27
Fourth Quarter	1,229.00	1,017.28

2013	High	Low

First Quarter	$728.70	$627.67
Second Quarter	847.33	677.72
Third Quarter	1,019.95	831.11
Fourth Quarter	1,198.75	972.40

Holders

As of February 11, 2015, there were approximately 239 stockholders of record of The Priceline Group Inc.'s common stock.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business.

Performance Measurement Comparison

The following graph shows the total stockholder return through December 31, 2014 of an investment of $100 in cash on December 31, 2009 for The Priceline Group Inc. common stock and an investment of $100 in cash on December 31, 2009 for (i) the NASDAQ Composite Index, (ii) the Standard and Poor's 500 Index and (iii) the Research Data Group ("RDG") Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the Internet industry, including Internet software and service companies and e-commerce companies. Historic stock performance is not necessarily indicative of future stock price performance.  All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Priceline.com Incorporated, the NASDAQ Composite Index, the S&P 500 Index, and the RDG Internet Composite Index

$600
$500
$400
$300
$200
$100
$0
12/09
12/10
12/11
12/12
12/13
12/14
The Priceline Group Inc.
NASDAQ Composite
S&P 500
RDG Internet Composite

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Measurement Point December 31	The Priceline Group Inc.	NASDAQ Composite Index	S&P 500 Index	RDG Internet Composite

2009	$100.00	$100.00	$100.00	$100.00
2010	182.94	117.61	115.06	117.87
2011	214.14	118.70	117.49	119.73
2012	284.05	139.00	136.30	143.58
2013	532.21	196.83	180.44	234.21
2014	522.05	223.74	205.14	229.15

Sales of Unregistered Securities

Between October 1, 2014 and December 31, 2014, we issued 599 shares of our common stock in connection with the conversion of $250,000 principal amount of our 1.25% Convertible Senior Notes due 2015. The conversions were effected in accordance with the indenture, which provides that the principal amount of converted notes be paid in cash and the conversion premium be paid in cash and/or shares of common stock at our election. The issuances of the shares were not registered under the Securities Act of 1933, as amended (the "Act") pursuant to Section 3(a)(9) of the Act.

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended December 31, 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2014 —	—		—	—	$382	(1)
October 31, 2014	—		—	—	$507,236,207	(2)
	646	(3)	$1,155.13	N/A	N/A	(3)
	—
November 1, 2014 —	—	(1)	—	—	$—	(1)
November 30, 2014	7,514	(2)	1,149.61	7,514	$498,598,401	(2)
	3,574	(3)	$1,154.81	N/A	N/A	(3)

December 1, 2014 —	—		—	—	$—
December 31, 2014	431,383	(2)	1,139.04	431,383	$7,237,309	(2)
	—		—	N/A	N/A	(3)
Total	443,117		$1,139.37	438,897	$7,237,309
_____________________________

(1)	Pursuant to a stock repurchase program announced on March 4, 2010, whereby the Company was authorized to repurchase up to $500,000,000 of its common stock.

(2)	Pursuant to a stock repurchase program announced on May 29, 2013, whereby the Company was authorized to repurchase up to $1,000,000,000 of its common stock.

(3)
Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from the Consolidated Financial Statements and related Notes of the Company, and should be read in connection with those statements, some of which are included herein.  Selected financial data reflects data related to rentalcars.com from its acquisition date of May 2010, KAYAK from its acquisition date of May 2013 and OpenTable from its acquisition date of July 2014. The information set forth below is not necessarily indicative of future results and should be read in conjunction with Part II Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)

Total revenues	$8,441,971	$6,793,306	$5,260,956	$4,355,610	$3,084,905
Cost of revenues	857,841	1,077,420	1,177,275	1,275,730	1,175,934
Gross profit	7,584,130	5,715,886	4,083,681	3,079,880	1,908,971
Total operating expenses	4,510,818	3,303,472	2,253,888	1,680,958	1,122,174
Operating income	3,073,312	2,412,414	1,829,793	1,398,922	786,797
Total other expense	83,864	115,877	67,924	31,128	40,514
Income tax expense	567,695	403,739	337,832	308,663	218,141
Net income	2,421,753	1,892,798	1,424,037	1,059,131	528,142
Net income attributable to noncontrolling interests(1)	—	135	4,471	2,760	601
Net income applicable to common stockholders	2,421,753	1,892,663	1,419,566	1,056,371	527,541
Net income applicable to common stockholders per basic common share	46.30	37.17	28.48	21.27	11.00
Net income applicable to common stockholders per diluted share	45.67	36.11	27.66	20.63	10.35
Total assets	14,940,563	10,444,460	6,569,742	3,970,671	2,905,953
Long-term obligations, redeemable noncontrolling interests(2)	5,031,073	2,304,917	1,731,385	788,218	621,624
Total liabilities	6,373,540	3,526,198	2,457,825	1,191,971	1,046,828
Total stockholders' equity	8,566,694	6,909,729	3,896,975	2,574,295	1,813,336
_____________________________

(1)
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

(2)	Includes convertible debt which is classified as a current liability.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements, including the notes to those statements, included elsewhere in this Annual Report on Form 10-K, and the Section entitled "Special Note Regarding Forward-Looking Statements" in this Annual Report on Form 10-K.  As discussed in more detail in the Section entitled "Special Note Regarding Forward-Looking Statements," this discussion contains forward-looking statements which involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause those differences include those discussed in "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading provider of online travel and travel related reservation and search services. Through our online travel agent ("OTA") services, we connect consumers wishing to make travel reservations with providers of travel services around the world. We offer consumers accommodation reservations (including hotels, bed and breakfasts, hostels, apartments, vacation rentals and other properties) through our Booking.com, priceline.com and agoda.com brands. Our priceline.com brand also offers consumers reservations for rental cars, airline tickets, vacation packages and cruises. We offer rental car reservations worldwide through rentalcars.com. We also allow consumers to easily compare airline ticket, hotel reservation and rental car reservation information from hundreds of travel websites at once through KAYAK. We recently acquired OpenTable, a leading provider of online restaurant reservations. We believe that the online restaurant reservation business is complementary to our online travel businesses, and that both OpenTable and our travel businesses will benefit from adding OpenTable to The Priceline Group. We refer to our company and all of our subsidiaries and brands, including Booking.com, priceline.com, KAYAK, agoda.com, rentalcars.com and, as of July 24, 2014, OpenTable, collectively as "The Priceline Group," the "Company," "we," "our" or "us."

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include Booking.com, KAYAK, agoda.com, rentalcars.com and OpenTable, which are independently managed and operated brands.  Our principal goal is to serve consumers and our travel service provider and restaurant partners with worldwide leadership in online reservation services.  Our business is driven primarily by international results, which consist of the results of Booking.com, agoda.com and rentalcars.com and the results of the internationally based websites of KAYAK and, as of July 24, 2014, OpenTable (in each case regardless of where the consumer resides, where the consumer is physically located while making a reservation or the location of the travel service provider or restaurant). During the year ended December 31, 2014, our international business (the substantial majority of which is generated by Booking.com) represented approximately 87% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 94% of our consolidated operating income. See Note 18 to the Consolidated Financial Statements for more geographic information. A significant majority of our gross profit is earned in connection with facilitating accommodation reservations.

We derive substantially all of our gross profit from the following sources:

•	Commissions earned from facilitating reservations of accommodations, rental cars, cruises and other travel services;

•	Transaction gross profit and customer processing fees from our accommodation, rental car, airline ticket and vacation package reservation services;

•	Advertising revenues primarily earned by KAYAK from sending referrals to OTAs and travel service providers, as well as from advertising placements on KAYAK's websites and mobile apps;

•
Beginning on July 24, 2014, revenues recognized by OpenTable, which consist of reservation revenues (a fee for restaurant guests seated through OpenTable's online reservation service), subscription fees for restaurant reservation management services and other revenues; and

•
Global distribution system ("GDS") reservation booking fees related to our Name Your Own Price® hotel, rental car and airline ticket reservation services, and price-disclosed airline ticket and rental car reservation services.

Our priceline.com brand offers merchant Name Your Own Price® opaque travel services, which are recorded in revenue on a "gross" basis and have associated cost of revenue. All of our other services are recorded in revenue on a "net" basis and have no associated cost of revenue. Therefore, revenue increases and decreases are impacted by changes in the mix of our revenues between Name Your Own Price® travel services and other services. Gross profit reflects the commission or net margin earned for our retail, Name Your Own Price® and semi-opaque travel services and our advertising and other services. Consequently, gross profit is an important measure to evaluate growth in our business because, in contrast to our revenues, it is not affected by the different methods of recording revenue and cost of revenue between our Name Your Own Price® travel services and our other services.

Trends

Over the last several years we have experienced strong growth in our accommodation reservation services. We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the widespread adoption of mobile devices, the high growth of travel overall in emerging markets such as Asia-Pacific and South America, and the continued innovation and execution by our teams around the world to build accommodation supply, content and distribution and to improve the customer experience on our websites and mobile apps. These year-over-year growth rates have generally decelerated in recent years. For example, for the year ended December 31, 2014, our accommodation room night reservation growth was 28%, a deceleration from 37% in 2013, 40% in 2012 and 53% in 2011. Given the size of our hotel reservation business, we expect that our year-over-year growth rates will continue to decelerate, though the rate of deceleration may fluctuate.

The size of the travel market outside of the United States is substantially greater than that within the United States. Historically, Internet use and e-commerce activity of international consumers have trailed that of consumers in the United States. However, international consumers are rapidly moving to online means for purchasing travel. Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States. We expect that over the long-term, international online travel growth rates will follow a similar trend to that experienced in the United States. In addition, the base of hotel properties in Europe and Asia is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains. We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States. Our growth has primarily been generated by our international accommodation reservation service brands, Booking.com and agoda.com. Booking.com, our most significant brand, included over 600,000 properties on its website as of February 13, 2015, which included over 245,000 vacation rental properties (updated property counts are available on the Booking.com website). Booking.com has added properties over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America. An increasing amount of our business from both a destination and point-of-sale perspective is conducted in our newer markets which are growing faster than our overall growth rate. We believe that the opportunity to continue to grow our business exists for the markets in which we operate. We believe these trends and factors have enabled us to become the leading online accommodation reservation service provider in the world as measured by room nights booked.

As our international business represents the substantial majority of our financial results, we expect to continue to see our operating results and other financial metrics largely driven by international performance. For example, certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding accommodations available for reservation on our websites, including hotels, bed and breakfasts, hostels and vacation rentals. Vacation rentals generally consist of, among others, properties categorized as single-unit and multi-unit villas, apartments, "aparthotels" (which are apartments with a front desk and cleaning service) and chalets and are generally self-catered (i.e., include a kitchen), directly bookable properties. Many of the newer accommodations we add to our travel reservation services, especially in highly penetrated markets, may have fewer rooms, lower average daily rates ("ADRs") or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts), and therefore may also negatively impact our margins. For example, because a vacation rental is either a single unit or a small collection of independent units, vacation rental properties represent more limited booking opportunities than non-vacation rental properties, which generally have more units to rent per property. Our non-hotel accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors. As we increase our non-hotel accommodation business, these different market characteristics could negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our websites, our gross bookings growth rate and property growth rate will likely diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of non-hotel accommodations increases, the number of reservations per property will likely decrease. In addition, non-hotel accommodations, including vacation rentals, tend to be more seasonal in nature and may close during "off-season," which impacts our property counts quarter to quarter.

Concerns persist about the outlook for the global economy in general, and the European Union in particular, with recent declines in broad Eurozone economic indicators raising fears about the pace of economic growth and the risk of deflation. In addition, many governments around the world, including the U.S. government and certain European governments, continue to operate at large financial deficits, resulting in high levels of sovereign debt in such countries. Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt at times have had difficulty refinancing their debt. Failure to reach political consensus regarding workable solutions to these issues has resulted in a high level of uncertainty regarding the future economic outlook. This uncertainty, as well as concern over governmental austerity measures including higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates and weaker trends in hotel ADRs across many regions of the world, particularly in those European countries that appear to be most affected by economic uncertainties. We believe that these business trends are likely impacted by weak economic conditions and sovereign debt concerns. Disruptions in the economies of such countries could cause, contribute to or be indicative of deteriorating macro-economic conditions.

Greece's newly elected government, which campaigned against austerity measures, may not be able to reach an acceptable solution to the country's debt crisis with the European Union. This may increase the likelihood that Greece, and in turn other countries, could exit the European Union, which could lead to added economic uncertainty and further devaluation or eventual abandonment of the Euro common currency. These and other macro-economic uncertainties, such as sovereign default risk becoming more widespread, declining oil prices and geopolitical tensions, have led to significant volatility in the exchange rate between the Euro, the U.S. Dollar and other currencies. The European Central Bank, in an effort to stimulate the European economy, recently launched a quantitative easing program to purchase public debt, which in turn has caused the Euro exchange rate to weaken compared to the U.S. Dollar.
Our international business represents a substantial majority of our financial results. During the year ended December 31, 2014, our international business (the substantial majority of which is generated by Booking.com) represented approximately 87% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 94% of our consolidated operating income. Therefore, because we report our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars. The U.S. Dollar significantly strengthened against the Euro during 2014, moving from an exchange rate of 1.38 U.S. Dollars per Euro as of January 1, 2014 to 1.13 U.S. Dollars per Euro as of January 31, 2015. The U.S. Dollar also strengthened significantly during this time frame as compared to many other currencies. As a result, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars.
For example, gross profit from our international operations grew year-over-year on a local currency basis by approximately 32% for the three months ended December 31, 2014, but, as a result of the impact of changes in currency exchange rates, grew 24% as reported in U.S. Dollars. The U.S. Dollar significantly strengthened against the Euro during 2014, moving from an exchange rate of 1.38 U.S. Dollars per Euro as of January 1, 2014 to 1.21 U.S. Dollars per Euro as of December 31, 2014. The U.S. Dollar strengthened further in January 2015 to an exchange rate of 1.13 U.S. Dollars per Euro as of January 31, 2015. The U.S. Dollar has also strengthened against many other currencies since January 1, 2014. At these exchange rates, the growth of our total and international gross bookings, expressed in U.S. Dollars, will be significantly adversely impacted in 2015. We generally enter into derivative instruments to minimize the impact of short-term currency fluctuations on our consolidated operating results. However, such derivative instruments are short-term in nature and not designed to hedge against currency fluctuations that could impact our gross bookings, revenues or gross profit (see Note 5 to the Consolidated Financial Statements for additional information on our derivative contracts).
Significant fluctuations in currency exchange rates can also impact consumer travel behavior. For example, recent dramatic depreciation of the Russian Ruble has resulted in it becoming more expensive for Russians to travel to Europe and most other non-Ruble destinations. Consumers traveling from a country whose currency has weakened against other currencies may book lower ADR accommodations, choose to shorten or cancel their international travel plans or choose to travel domestically rather than internationally, any of which could adversely affect our gross bookings, revenues and results of operations, in particular when expressed in U.S. Dollars.
The uncertainty of macro-economic factors, the volatility in foreign exchange rates and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.
We compete with both online and traditional travel and travel related reservation and search services. The market for the travel reservation and search services we offer is intensely competitive, a trend we expect to continue, and current and new competitors can launch new services at a relatively low cost. We currently, or potentially may in the future, compete with a variety of companies, including:

•	online travel reservation services such as those owned by Expedia, Orbitz (which has agreed to be acquired by Expedia), Ctrip, Rakuten, eDreams ODIGEO and Jalan;

•	online accommodation search and/or reservation services, such as HomeAway and Airbnb, focused on vacation rental properties, including individually owned properties;

•	large online companies, including search, social networking and marketplace companies such as Google, Facebook, Alibaba, Amazon and Groupon;

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

For more detail regarding the competitive trends and risks we face, see Part I Item 1 Business - "Competition" and Part I Item 1A Risk Factors - "Intense competition could reduce our market share and harm our financial performance." and "Recent trends in consumer adoption and use of mobile devices create new challenges and may enable device companies such as Apple to compete directly with us."

After entering into an exclusive, long-term strategic marketing agreement in August 2013, Expedia acquired Travelocity in January 2015. On February 12, 2015, Expedia announced that it had entered into an agreement to acquire Orbitz. To the extent these acquisitions enhance Expedia's ability to compete with us, in particular in the United States, which is Expedia's, Travelocity's and Orbitz's largest market, our market share and results of operations could be adversely affected.

Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful "apps" available on these devices, is driving substantial online traffic and commerce to mobile platforms.  We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other mobile functionality, including proprietary last-minute discounts for accommodation reservations.  Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes.  The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. Further, given the device sizes and technical limitations of tablets and smart phones, mobile consumers may not be willing to download multiple apps from multiple companies providing a similar service and instead prefer to use one or a limited number of apps for their mobile travel and restaurant research and reservation activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important. Our mobile offerings have received strong reviews and achieved solid download trends, and are driving a material and increasing share of our business. We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer and to mobile applications in addition to a web browser. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile apps are not downloaded and used by consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.

In addition, we have observed an increase in promotional pricing to closed user groups (such as loyalty program participants or customers with registered accounts), including through mobile apps. If we are not as effective as our competition in offering discounted prices to closed user groups or if we are unable to entice members of our competitors' closed user groups to use our services, our ability to grow and compete could be harmed. Further, growth in discounted closed user group retail prices for hotel rooms lessens the price difference for members of closed user groups between a retail hotel reservation and an opaque hotel reservation, which may lead to fewer consumers using our opaque hotel reservation services. If we need to fund discounts out of our gross profit, our profitability could be adversely affected.

We have established widely used and recognized e-commerce brands through aggressive marketing and promotional campaigns. As a result, both our online and offline advertising expense has increased significantly in recent years, a trend we expect to continue. During 2014, our total online advertising expense was approximately $2.4 billion, a substantial portion of which was spent internationally through Internet search engines (primarily Google), meta-search and travel research services and affiliate marketing. We also invested $231 million in offline advertising. We intend to continue a strategy of aggressively promoting brand awareness, primarily through online means although we also intend to increase our offline advertising efforts, including by expanding offline campaigns into additional markets. For example, building on its first offline advertising campaign, which it launched in the United States in 2013, Booking.com has begun offline advertising campaigns in other markets, including Australia, Canada, the United Kingdom and Germany. We have observed increased offline advertising by OTAs, meta-search services and travel service providers, particularly in North America and Europe, which may make our offline advertising efforts more expensive and less effective.

Online advertising efficiency, expressed as online advertising as a percentage of gross profit, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers, could increase our costs-per-click and reduce our online advertising efficiency. From 2011 to 2013 our online advertising grew faster than our gross profit due to (1) year-over-year declines in online advertising returns on investment ("ROIs") and (2) brand mix within The Priceline Group as our international brands grew faster than our U.S. brands and spent a higher percentage of gross profit on online advertising. In 2014, these long-term trends were more than offset by the inclusion of KAYAK and OpenTable because they spend a lower percentage of gross profit on online advertising than our other brands. Also, our consolidated results exclude intercompany advertising by our brands on KAYAK since our acquisition of KAYAK in May 2013. If Google changes how it presents travel search results or the manner in which it conducts the auction for placement among search results in a manner that is competitively disadvantageous to us, whether to support its own travel related services or otherwise, our ability to efficiently generate traffic to our websites could be harmed. See Part I Item 1A Risk Factors - "We rely on online advertising channels to enhance our brand awareness and to generate a significant amount of traffic to our websites." and "Our business could be negatively affected by changes in Internet search engine algorithms and dynamics or traffic-generating arrangements."

The competition authorities of many governments have begun investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. For example, Booking.com has been the subject of a competition investigation by U.K. competition authorities since July 2012. Other national competition authorities, including those in the Czech Republic, France, Germany, Italy, Austria, Hungary, Sweden and Switzerland, have more recently opened investigations that focus on Booking.com's rate parity clause in its contracts with accommodation providers in those jurisdictions. We are currently unable to predict the outcome of all of these investigations or how our business may be affected.  Possible outcomes include requiring Booking.com to remove its rate parity clause from its contracts with accommodation providers in those jurisdictions. In the U.K. investigation, Booking.com and the other subjects of the investigation had reached a settlement with the competition authorities; however, that settlement has been vacated on appeal. On December 15, 2014, the French, Italian and Swedish national competition authorities, working in close cooperation with the European Commission, announced their intention to seek public feedback on commitments offered by Booking.com in connection with investigations of Booking.com's rate parity provisions in its contractual arrangements with accommodation providers. See Footnote 16 to our Consolidated Financial Statements and Part I Item 1A Risk Factors - "As the size of our business grows, we may become increasingly subject to the scrutiny of anti-trust and competition regulators." We note that the German competition authority has required Hotel Reservation Service, a leading OTA in Germany, to remove its rate parity clause from its contracts with hotels, and Hotel Reservation Service's initial appeal was denied. To the extent that regulatory authorities require changes to our business practices or to those currently common to the industry, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding any such investigations could adversely affect our brand and therefore our market share and results of operations.

Hotels typically make available only a limited number of hotel rooms for opaque services like ours, especially during periods of high occupancy. As a result, recent high hotel occupancy levels in the United States have had an adverse impact on our access to hotel rooms for our opaque hotel reservation services, which has negatively affected our opaque hotel reservation gross profits.

Seasonality

A meaningful amount of gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. From a cost perspective, we expense the substantial majority of our advertising activities as the expense is incurred, which is typically in the quarter in which reservations are booked. However, we generally do not recognize associated revenue until future quarters when the travel occurs. As a result, we typically experience our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of accommodation checkouts for the year for our European and North American businesses.

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

We experience the highest levels of booking and travel consumption for our Asia-Pacific and South American businesses in the first and fourth quarters. Therefore, if these businesses grow faster than our North American and European businesses, our operating results for the first and fourth quarters of the year may become more significant over time as a percentage of full year operating results.

Other Factors

We believe that our future success depends in large part on our ability to continue to profitably grow our brands worldwide, and, over time, to offer other travel and travel related services and further expand into other international markets. Factors beyond our control, such as worldwide recession, oil prices, terrorist attacks, unusual weather patterns, natural disasters such as earthquakes, hurricanes, tsunamis, floods and volcanic eruptions, travel related health concerns including pandemics and epidemics such as Ebola, Influenza H1N1, avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities or travel related accidents, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.

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

On July 24, 2014, we acquired OpenTable, a leading provider of online restaurant reservations, for $2.5 billion ($2.4 billion net of cash acquired) and on May 21, 2013, we acquired KAYAK Software Corporation, a leading travel meta-search service, for $2.1 billion ($1.9 billion net of cash acquired). A substantial portion of the total consideration for these acquisitions related to identifiable acquired intangibles and goodwill (see Note 9 to the Consolidated Financial Statements). In 2015, we intend to invest in OpenTable to accelerate its global expansion, increase the value offered to its restaurant partners and enhance the end-to-end experience for customers across desktop and mobile devices. As a result, we expect OpenTable's profitability in 2015 to decline year-over-year as we invest for future growth. If the investments we intend to make in 2015 and beyond, in particular internationally, are unsuccessful in growing OpenTable's global online restaurant reservation business or OpenTable experiences a significant reduction in revenues or profitability due to factors such as competition, increased capital expenditures or investments in its business, we may incur an impairment. Likewise, if KAYAK is unsuccessful in profitably growing its global online travel brand or it experiences a significant reduction in advertising revenues on its websites or mobile apps or profitability due to factors such as a loss of continued access to travel services information provided by other OTAs or travel service providers, we may incur an impairment.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies and estimates are more fully described in Note 2 to the Consolidated Financial Statements. Certain of our accounting policies and estimates are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. On an on-going basis, we evaluate our estimates, including those related to the items described below. Those estimates are based on, among other things, historical experience, terms of existing contracts, our observance of trends in the travel industry and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies that involve significant estimates and judgments of management include the following:

•
Accounting for Travel Transaction Taxes. As discussed in Note 16 to the Consolidated Financial Statements, we are currently involved in approximately forty lawsuits brought by or against states, cities and counties over issues involving the payment of travel transaction taxes (e.g. hotel occupancy taxes, excise taxes, sales taxes, etc.). In addition, over seventy-nine municipalities or counties, and at least eleven states, have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes. Additional state and local jurisdictions are likely to assert that we are subject to travel transaction taxes and could seek to collect such taxes, retroactively and/or prospectively. Historically, we have not collected travel transaction taxes on the gross profit earned from merchant hotel transactions; however, in a handful of jurisdictions, we have been required recently by passage of a new statute or by court order to start collecting and remitting certain taxes (local occupancy and/or sales or excise tax) imposed upon our margin and/or service fee, or in the case of Hawaii, on the full amount collected from the consumer. The ultimate resolution of these matters in all jurisdictions cannot be determined at this time. We have established an accrual (including estimated interest and penalties) for potential resolution of issues related to travel transaction taxes for prior and current periods, consistent with applicable accounting principles and in light of all current facts and circumstances. We accrue for legal contingencies where it is probable that a loss has occurred and the amount can be reasonably estimated; our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. A variety of factors could affect the amount of the liability (both past and future), which factors include, but are not limited to, the number of, and amount of gross profit represented by, jurisdictions that ultimately assert a claim and prevail in assessing such additional tax or negotiate a settlement and changes in relevant statutes. The ultimate resolution of these matters may be greater or less than the liabilities recorded.

•
Stock-Based Compensation. We record stock-based compensation expense for equity-based awards over the recipient's service period based upon the grant date fair value of the award. A number of our equity awards have performance targets (a performance "contingency") which, if satisfied, can increase the number of shares issued to the recipients at the end of the performance period or, in certain instances, if not satisfied, reduce the number of shares issued to the recipients, sometimes to zero, at the end of the performance period. The performance periods for our performance based equity awards are typically three years. We record stock-based compensation expense for these performance-based awards based upon our estimate of the probable outcome at the end of the performance period (i.e., the estimated performance against the performance targets). We periodically adjust the cumulative stock-based compensation recorded when the probable outcome for these performance-based awards is updated based upon changes in actual and forecasted operating results. Stock-based compensation for the years ended December 31, 2014, 2013 and 2012 includes charges amounting to $20.6 million, $24.1 million and $0.9 million, respectively, representing the impact of adjusting the estimated probable outcome of unvested performance share units. Our actual performance against the performance targets could differ materially from our estimates.

We record stock-based compensation expense net of estimated forfeitures. In determining the estimated forfeiture rates, we periodically review actual forfeitures. To the extent that actual forfeiture rates differ from current estimates, such amounts are recorded as a cumulative adjustment in the period in which the estimate is revised.

•
Valuation of Goodwill, Long-Lived Assets and Intangibles. The application of the purchase method of accounting for business combinations requires the use of significant estimates and assumptions to determine the fair value of the assets and liabilities assumed in order to properly allocate the purchase price consideration between identifiable intangible assets from goodwill. Our estimates of the fair value of assets and liabilities assumed are based upon assumptions that we believe are reasonable and, when appropriate, include assistance from a third party valuation firm. Goodwill is reviewed at least annually for impairment. Excluding OpenTable, which was acquired in July 2014, the estimated fair value of our other reporting units substantially exceed their respective carrying values. Since the annual impairment test in September 2014, there have been no events or changes in circumstances to indicate a potential impairment.

Additionally, we evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets and intangibles may be impaired. The significant factors that are considered that could trigger an impairment review include changes in business strategies, market conditions, or the manner of use of an asset; under performance relative to historical or expected future operating results; and negative industry or economic trends. In evaluating an asset for possible impairment, management estimates that asset's future undiscounted cash flows to measure whether the carrying value of the asset is recoverable. If it is determined that the asset is not recoverable, we measure the impairment based upon the fair value of the asset compared to its carrying value. The fair value represents the projected discounted cash flows of the asset over its remaining life.

As a result of our recent acquisitions of OpenTable and KAYAK in July 2014 and May 2013, respectively, we have recorded a significant amount of goodwill and identifiable intangible assets. Refer to Note 20 in the Consolidated Financial Statements for additional information. In 2015, we intend to invest in OpenTable to accelerate its global expansion, increase the value offered to its restaurant partners and enhance the end-to-end experience for customers across desktop and mobile devices. As a result, we expect OpenTable's profitability in 2015 to decline year-over-year as we invest for future growth. If the investments we intend to make in 2015 and beyond, in particular internationally, are unsuccessful in growing OpenTable's global online restaurant reservation business or OpenTable experiences a significant reduction in revenues or profitability due to factors such as competition, increased capital expenditures or investments in its business, we may incur an impairment. Likewise, if KAYAK is unsuccessful in profitably growing its global online travel brand or it experiences a significant reduction in advertising revenues on its websites or mobile apps or profitability due to factors such as a loss of continued access to travel services information provided by other OTAs or travel service providers, we may incur an impairment charge.

•
Income Taxes. We determine our tax expense based on our income and statutory tax rates applicable in the various jurisdictions in which we operate. Due to the complex nature of tax legislation and frequent changes with such associated legislation, significant judgment is required in computing our tax expense and determining our tax positions. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of temporary differences, and tax planning strategies and record valuation allowances as required.

We are subject to ongoing tax examinations and assessments in various jurisdictions. To date, we have been audited in several taxing jurisdictions with no significant impact on our financial condition, results of operations or cash flows. Although we believe that our tax filing positions are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. Accordingly, we may incur additional tax expense based upon our assessment of the more likely than not outcomes or we may adjust previously recorded tax expense to reflect examination results.

We intend to reinvest our foreign earnings in our non-U.S. operations. At December 31, 2014 and 2013, we had approximately $7.3 billion and $4.9 billion, respectively, of foreign earnings indefinitely reinvested. It is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not indefinitely reinvested.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") issued a new accounting standard on the recognition of revenue from contracts with customers that is designed to create greater comparability for financial statement users across industries and jurisdictions. The core principle of the standard is that an "entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." Additionally, the new guidance specifies the accounting for some costs to obtain or fulfill a contract with a customer. The new standard will also require enhanced disclosures. The accounting standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under U.S. GAAP and retrospective application is permitted but not required. We are currently evaluating the impact on its consolidated financial statements of adopting this new guidance.
In April 2014, the FASB issued an accounting update which amends the definition of a discontinued operation. The new definition limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity's operations and financial results. The new definition includes an acquired business that is classified as held for sale at the date of acquisition. The accounting update requires new disclosures of both discontinued operations and a disposal of an individually significant component of an entity. The accounting update is effective for annual and interim periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We adopted this update in the first quarter of 2015 and this accounting update did not have an impact on our consolidated financial statements.
In July 2013, the FASB issued an accounting update which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists in the same taxing jurisdiction. Per this guidance, an entity must present the unrecognized tax benefit as a reduction to a deferred tax asset, except when the carryforward is not available as of the reporting date under the governing tax law to settle taxes or the entity does not intend to use the deferred tax asset for this purpose. This amendment does not impact the recognition or measurement of uncertain tax positions or the disclosure reconciliation of gross unrecognized tax benefits. The update is effective for public companies beginning after December 15, 2013. We adopted this update in the first quarter of 2014 and this accounting update did not have an impact on the Company's consolidated balance sheet.

Results of Operations

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Operating and Statistical Metrics

Our financial results are driven by certain operating metrics that encompass the booking and other business activity generated by our travel and travel related services.  Specifically, reservations of accommodation room nights, rental car days and airline tickets capture the volume of units purchased by our travel reservation services customers.  Gross bookings is an operating and statistical metric that captures the total dollar value, generally inclusive of taxes and fees, of all travel services booked by our customers and is widely used in the travel business.  International gross bookings reflect gross bookings generated principally by our Booking.com, agoda.com and rentalcars.com businesses and domestic gross bookings reflect gross bookings generated principally by our priceline.com business, in each case regardless of where the consumer resides, where the consumer is physically located while making a reservation or the location of the travel service provider or restaurant. We follow a similar approach for reporting the international and domestic revenue and gross profit of those businesses.

Gross bookings resulting from accommodation room nights, rental car days and airline tickets reserved through our international and U.S. operations for the years ended December 31, 2014 and 2013 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	(in millions)
	2014	2013	Change
International	$43,639	$33,300	31.0%
Domestic	6,661	5,873	13.4%
Total	$50,300	$39,173	28.4%

Gross bookings increased by 28.4% for the year ended December 31, 2014, compared to the same period in 2013 (growth on a local currency basis was approximately 30%), principally due to growth of 27.9% in accommodation room night reservations, 3% growth on a local currency basis in accommodation ADRs, growth of 18.1% in rental car day reservations and 12.0% growth in airline ticket reservations. International gross bookings grew by 31.0% (growth on a local currency basis was approximately 33%) for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily as a result of growth in accommodation room night reservations for our Booking.com and agoda.com businesses, as well as growth in rental car day reservations for our rentalcars.com business.  The U.S. Dollar significantly strengthened against the Euro during 2014, moving from an exchange rate of 1.38 U.S. Dollars per Euro as of January 1, 2014 to 1.21 U.S. Dollars per Euro as of December 31, 2014. The U.S. Dollar strengthened further in January 2015 to an exchange rate of 1.13 U.S. Dollars per Euro as of January 31, 2015. The U.S. Dollar has also strengthened against many other currencies since January 1, 2014. At these exchange rates, the growth of our total and international gross bookings, expressed in U.S. Dollars, will be significantly adversely impacted in 2015. We therefore believe that unit growth rates and total gross bookings, international gross bookings and gross profit growth on a local currency basis, excluding the impact of foreign exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

Domestic gross bookings increased by 13.4% for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to increases in priceline.com's retail airline ticket, retail hotel, Express Deals® hotel and retail rental car services, partially offset by declines in priceline.com's Name Your Own Price® reservation services. Travel service providers typically provide a limited amount of availability to opaque services like ours, especially during periods of healthy travel demand. As a result, the recent healthy travel environment in the United States has had an adverse impace on our access to availability for our opaque reservation services.

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the years ended December 31, 2014 and 2013 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	(in millions)
	2014	2013	Change
Agency	$42,892	$32,672	31.3%
Merchant	7,409	6,501	14.0%
Total	$50,300	$39,173	28.4%

Agency gross bookings increased 31.3% for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to growth in Booking.com accommodation room night reservations, priceline.com's retail airline ticket, rental car and hotel reservation services, and rentalcars.com rental car reservation service. Merchant gross bookings increased 14.0% for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to increases in agoda.com hotel reservation services, rentalcars.com rental car reservation services and priceline.com Express Deals® hotel and retail hotel reservation services, partially offset by declines in priceline.com's Name Your Own Price® services.

Units sold for accommodation room nights, rental car days and airline tickets for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
	(in millions)
	2014	2013	Change
Room Nights	346.0	270.5	27.9%
Rental Car Days	51.8	43.9	18.1%
Airline Tickets	7.8	7.0	12.0%

Accommodation room night reservations increased by 27.9% for the year ended December 31, 2014, compared to the year ended December 31, 2013, due to an increase in Booking.com, agoda.com and priceline.com accommodation room night reservations. Booking.com, our most significant brand, included over 600,000 properties on its website as of February 13, 2015, which included over 245,000 vacation rental properties, compared to approximately 425,000 properties as of February 18, 2014, which included over 110,000 vacation rental properties (updated property counts are available on the Booking.com website). Booking.com has added properties over the past year in its core European market as well as higher-growth markets such as North America (which is a newer market for Booking.com), Asia-Pacific and South America.  An increasing amount of our business from a destination and point-of-sale perspective is conducted in our newer markets which are growing faster than our overall growth rate and our core European market.

Rental car day reservations increased by 18.1% for the year ended December 31, 2014, compared to the year ended December 31, 2013, due to an increase in price-disclosed rental car day reservations for rentalcars.com and priceline.com, partially offset by a decline in priceline.com's Name Your Own Price® rental car reservation service.

Airline ticket reservations increased by 12.0% for the year ended December 31, 2014, compared to the year ended December 31, 2013, due to an increase in price-disclosed airline ticket reservations for priceline.com driven primarily by increased paid advertising placements on KAYAK (which began in the third quarter of 2013), partially offset by a decline in priceline.com's Name Your Own Price® airline ticket reservation service.

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

•
Merchant revenues are derived from services where we are the merchant of record and therefore charge the customer's credit card for the travel services provided. Merchant revenues include (1) transaction revenues representing the price of Name Your Own Price® hotel, rental car and airline ticket reservations and vacation packages charged to a customer; (2) transaction revenues representing the amount charged to a customer, less the amount charged to us by travel service providers in connection with (a) the accommodation reservations provided through our merchant price-disclosed hotel reservation services at agoda.com and priceline.com and (b) the reservations provided through our merchant rental car service at rentalcars.com and merchant Express Deals® reservation services at priceline.com; (3) customer processing fees charged in connection with priceline.com's Name Your Own Price® reservation services, Express Deals® reservation services and merchant price-disclosed hotel reservation services; and (4) ancillary fees, including GDS reservation booking fees related to certain of the services listed above.

•
Advertising and other revenues are derived primarily from (1) revenues earned by KAYAK for sending referrals to OTAs and travel service providers; (2) advertising placements on KAYAK's websites and mobile apps; (3) reservation revenues earned by OpenTable (a fee for restaurant guests seated through OpenTable's online reservation service); (4) subscription fees earned by OpenTable for restaurant reservation management services; and (5) revenues generated by Booking.com's hotel marketing services. Revenue from KAYAK is net of intercompany revenues earned by KAYAK from other Priceline Group brands.

	Year Ended December 31,
	(in thousands)
	2014	2013	Change
Agency Revenues	$5,845,802	$4,410,689	32.5%
Merchant Revenues	2,186,054	2,211,474	(1.1)%
Advertising and Other Revenues	410,115	171,143	139.6%
Total Revenues	$8,441,971	$6,793,306	24.3%

Agency Revenues

Agency revenues for the year ended December 31, 2014 increased 32.5% compared to the year ended December 31, 2013, primarily as a result of growth in the business of Booking.com.  Our priceline.com agency revenues benefited from growth in our retail rental car, agency airline ticket and agency hotel reservation businesses.

Merchant Revenues

Merchant revenues for the year ended December 31, 2014 decreased 1.1% compared to the year ended December 31, 2013, primarily due to decreases in revenues from priceline.com's Name Your Own Price® reservation services, mostly offset by increases in our agoda.com business, rentalcars.com business, priceline.com's Express Deals® and retail merchant hotel reservation services and priceline.com's Express Deals® rental car reservation services. Merchant revenue declined versus the prior year despite growth in merchant gross bookings, because our merchant revenues are disproportionately affected by priceline.com's Name Your Own Price® service. Name Your Own Price® revenues, which declined year-over-year, are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues, and represented a smaller percentage, year-over-year, of total revenues compared to our faster-growing agoda.com, rentalcars.com and priceline.com retail merchant hotel and Express Deals® reservation services, which are recorded in revenue "net" of travel service provider costs. As a result, we believe that gross profit is an important measure to evaluate growth in our business.

Advertising and Other Revenues

Advertising and other revenues during the year ended December 31, 2014 consisted primarily of advertising revenues, restaurant reservation revenues and subscription revenues for restaurant reservation management services.  Other revenues for the year ended December 31, 2014 includes $100.6 million of OpenTable revenue earned since its acquisition on July 24, 2014.

Cost of Revenues

	Year Ended December 31,
	(in thousands)
	2014	2013	Change
Cost of Revenues	$857,841	$1,077,420	(20.4)%

Cost of Revenues

For the year ended December 31, 2014, cost of revenues consisted primarily of: (1) the cost paid to travel service providers for priceline.com's Name Your Own Price® reservation services, net of applicable taxes and charges; (2) fees paid to third parties by KAYAK and priceline.com to return travel itinerary information in response to search queries; and (3) costs related to accruals for travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.). Cost of revenues for the year ended December 31, 2014 decreased by 20.4%, compared to the year ended December 31, 2013, primarily due to a decrease in priceline.com's Name Your Own Price® reservation services. Cost of revenues for the year ended December 31, 2013 includes an accrual recorded in the first quarter of 2013 of approximately $20.5 million (including estimated interest and penalties) for travel transaction taxes, principally related to unfavorable rulings in the State of Hawaii and the District of Columbia, partially offset by a reduction in our accrual related to travel transaction taxes of $6.3 million recorded in the fourth quarter of 2013, principally related to a favorable agreement and ruling in the District of Columbia.

Agency revenues have no cost of revenue. Agency revenues principally consist of travel commissions on accommodation reservations.

Gross Profit

	Year Ended December 31,
	(in thousands)
	2014	2013	Change
Gross Profit	$7,584,130	$5,715,886	32.7%
Gross Margin	89.8%	84.1%

Total gross profit for the year ended December 31, 2014 increased by 32.7% compared to the year ended December 31, 2013 (growth on a local currency basis was approximately 34%), primarily as a result of the increased revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the year ended December 31, 2014, compared to the year ended December 31, 2013, because our revenues are disproportionately affected by priceline.com's Name Your Own Price® reservation services. Name Your Own Price® revenues are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues, and in the year ended December 31, 2014 these revenues represented a smaller percentage of total revenues than in the year ended December 31, 2013. Our retail and semi-opaque reservation services, which are recorded in revenue "net" of travel provider cost have been growing faster than priceline.com's Name Your Own Price® reservation services. As a result, we believe that gross profit is an important measure to evaluate growth in our business. Our international operations accounted for approximately $6.6 billion of our gross profit for the year ended December 31, 2014, which compares to $5.0 billion for the year ended December 31, 2013. Gross profit attributable to our international operations increased, on a local currency basis, by approximately 34% for the year ended December 31, 2014 compared to the year ended December 31, 2013. Gross profit attributable to our U.S. businesses increased by approximately 35.4% for the year ended December 31, 2014, compared to the year ended December 31, 2013. Gross profit for the year ended December 31, 2014 was positively impacted by the inclusion of OpenTable and KAYAK since their acquisitions on July 24, 2014 and May 21, 2013, respectively. Gross profit for the year ended December 31, 2013 was negatively impacted by an accrual recorded in the first quarter of 2013 of approximately $20.5 million (including estimated interest and penalties) for travel transaction taxes, principally related to unfavorable rulings in the State of Hawaii and the District of Columbia, partially offset by a credit in the fourth quarter of 2013 of $6.3 million, principally related to a favorable agreement and ruling in the District of Columbia.

The U.S. Dollar is significantly stronger against the Euro and many other currencies as of January 31, 2015 compared to 2014. At these exchange rates, the growth of our total and international gross bookings, expressed in U.S. Dollars, will be significantly adversely impacted in 2015.

Operating Expenses

Advertising

	Year Ended December 31,
	(in thousands)
	2014	2013	Change
Online Advertising	$2,360,221	$1,798,645	31.2%
% of Total Gross Profit	31.1%	31.5%
Offline Advertising	$231,309	$127,459	81.5%
% of Total Gross Profit	3.0%	2.2%

Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) banner, pop-up and other Internet and mobile advertisements. For the year ended December 31, 2014, online advertising expenses increased 31.2%, compared to the year ended December 31, 2013, primarily to generate increased gross bookings. Online advertising as a percentage of gross profit for the year ended December 31, 2014 benefited from the inclusion of KAYAK and OpenTable because they spend a lower percentage of gross profit on online advertising than our other brands. Also, our consolidated results exclude intercompany advertising by our brands on KAYAK since the acquisition on May 21, 2013. In addition, the share of our business coming directly to our websites with no associated online advertising expense increased during the year ended December 31, 2014. These favorable impacts were almost entirely offset for the year ended December 31, 2014 by (1) a year-over-year decline in advertising ROIs and (2) brand mix within The Priceline Group as Booking.com, agoda.com and rentalcars.com grew faster than priceline.com and typically spend a higher percentage of gross profit on online advertising, trends that we expect to continue. Gross profit for the year ended December 31, 2013 was negatively impacted by an accrual recorded in the first quarter of 2013 of approximately $20.5 million (including estimated interest and penalties) for travel transaction taxes, principally related to unfavorable rulings in the State of Hawaii and the District of Columbia, partially offset by a reduction in our accrual related to travel transaction taxes of $6.3 million recorded in the fourth quarter of 2013, principally related to a favorable agreement and ruling in the District of Columbia.

Offline advertising expenses are primarily related to our Booking.com, KAYAK and priceline.com businesses and primarily consist of television advertising. For the year ended December 31, 2014, offline advertising increased 81.5% compared to the year ended December 31, 2013, due to the launch of offline advertising campaigns by Booking.com in Germany, the United Kingdom and Canada in 2014 and Australia in the fourth quarter of 2013, as well as incremental offline advertising by KAYAK. Offline advertising growth for the year ended December 31, 2014 was also impacted by the inclusion of KAYAK in our consolidated results since its acquisition on May 21, 2013.

Sales and Marketing

	Year Ended December 31,
	(in thousands)
	2014	2013	Change
Sales and Marketing	$310,910	$235,817	31.8%
% of Total Gross Profit	4.1%	4.1%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) provisions for credit card chargebacks; and (4) provisions for bad debt, primarily related to agency accommodation commission receivables. For the year ended December 31, 2014, sales and marketing expenses, which are substantially variable in nature, increased compared to the year ended December 31, 2013, primarily due to increased gross booking volumes, higher public relations costs and the inclusion of OpenTable since its acquisition on July 24, 2014. Sales and marketing expenses as a percentage of gross profit are typically higher for our merchant businesses, which incur credit card processing fees. Our merchant business grew more slowly than our agency business, and as a result, sales and marketing expenses as a percentage of total gross profit for the year ended December 31, 2014 were favorably impacted compared to the year ended December 31, 2013. This impact was offset during the year ended December 31, 2014 by the inclusion of OpenTable in our consolidated results since its acquisition on July 24, 2014 because OpenTable spends a higher percentage of gross profit on sales and marketing than our agency businesses.

Personnel

	Year Ended December 31,
	(in thousands)
	2014	2013	Change
Personnel	$950,191	$698,692	36.0%
% of Total Gross Profit	12.5%	12.2%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes and employee health benefits. Personnel expenses increased during the year ended December 31, 2014, compared to the year ended December 31, 2013, due primarily to increased headcount to support the growth of our businesses. The inclusion of OpenTable and KAYAK in our consolidated results since their acquisitions on July 24, 2014 and May 21, 2013, respectively, contributed to this increase in personnel expenses.

Stock-based compensation expense was approximately $186.4 million for the year ended December 31, 2014, compared to $140.5 million for the year ended December 31, 2013. Stock-based compensation expense for the years ended December 31, 2014 and 2013 includes charges amounting to $20.6 million and $24.1 million, respectively, representing the impact of adjusting the estimated probable outcome at the end of the performance period for outstanding unvested performance share units. Stock-based compensation expense for the year ended December 31, 2014 also includes $26.5 million of compensation expense related to 2014 acquisitions.

In December 2013, the Dutch Government enacted certain amendments to Dutch tax law including a one-time irrevocable levy on an employer applied to employee earnings, equal to 16% of an employee's earnings in excess of 150,000 Euros. This levy resulted in additional payroll taxes recorded in personnel expense of approximately $12 million (approximately $9 million after tax) in the fourth quarter of 2013. There was no similar tax levy in 2014.

General and Administrative

	Year Ended December 31,
	(in thousands)
	2014	2013	Change
General and Administrative	$352,869	$252,994	39.5%
% of Total Gross Profit	4.7%	4.4%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) personnel related expenses such as travel, recruiting and training expenses; and (3) fees for outside professionals, including litigation expenses. General and administrative expenses increased during the year ended December 31, 2014, compared to the year ended December 31, 2013, due primarily to higher occupancy and office expenses related to the expansion of our international businesses and higher personnel related expenses related to increased headcount in all of our businesses. The inclusion of OpenTable and KAYAK in our consolidated results since their acquisitions on July 24, 2014 and May 21, 2013, respectively, contributed to the increase in general and administrative expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013.

General and administrative expenses for the year ended December 31, 2014 included approximately $6.9 million of professional fees related to consummated acquisitions. General and administrative expenses for the year ended December 31, 2013 included approximately $8.5 million of professional fees related to the acquisition of KAYAK.

Information Technology

	Year Ended December 31,
	(in thousands)
	2014	2013	Change
Information Technology	$97,498	$71,890	35.6%
% of Total Gross Profit	1.3%	1.3%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) data communications and other expenses associated with operating our services; (3) outsourced data center costs; and (4) payments to outside consultants. Information technology expense increased during the year ended December 31, 2014, compared to the year ended December 31, 2013, due primarily to growth in our worldwide operations. The inclusion of OpenTable and KAYAK in our consolidated results since their acquisitions on July 24, 2014 and May 21, 2013, respectively, contributed to the increase in information technology expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Depreciation and Amortization

	Year Ended December 31,
	(in thousands)
	2014	2013	Change
Depreciation and Amortization	$207,820	$117,975	76.2%
% of Total Gross Profit	2.7%	2.1%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation on computer equipment; (3) depreciation of internally developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. For the year ended December 31, 2014, depreciation and amortization expense increased from the year ended December 31, 2013 due primarily to increased intangible amortization from the OpenTable and KAYAK acquisitions and increased depreciation expense due to capital expenditures for additional data center capacity and office build outs to support growth and geographic expansion, principally related to our Booking.com business.

Other Income (Expense)

	Year Ended December 31,
	(in thousands)
	2014	2013	Change
Interest Income	$13,933	$4,167	234.4%
Interest Expense	(88,353)	(83,289)	6.1%
Foreign Currency Transactions and Other	(9,444)	(36,755)	(74.3)%
Total	$(83,864)	$(115,877)	(27.6)%

For the year ended December 31, 2014, interest income on cash and marketable securities increased compared to the year ended December 31, 2013, primarily due to an increase in the average invested balance and higher yields. Interest expense increased for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to interest expense attributable to our Senior Notes issued in August 2014 and September 2014 and interest expense attributable to our Senior Convertible Notes issued in May 2013, partially offset by early conversions of our 1.25% Convertible Senior Notes due March 2015.

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operating results into U.S. Dollars upon consolidation resulted in foreign exchange gains of $13.7 million for the year ended December 31, 2014 compared with foreign exchange gains of $0.3 million for the year ended December 31, 2013, which are recorded in "Foreign currency transactions and other" on the Consolidated Statements of Operations.

Foreign exchange transaction losses, including costs related to foreign exchange transactions, of $17.6 million for the year ended December 31, 2014, compared to foreign exchange transaction losses of $10.2 million for the year ended December 31, 2013, are recorded in "Foreign currency transactions and other" on the Consolidated Statements of Operations.

During the year ended December 31, 2014, we delivered cash of $122.9 million to repay the aggregate principal amount and issued 300,256 shares of our common stock and paid cash of $2.2 million in satisfaction of the conversion value in excess of the principal amount associated with our 1.25% Convertible Senior Notes due March 2015 that were converted prior to maturity. The conversion of our convertible debt prior to maturity resulted in a non-cash loss of $6.3 million for the year ended December 31, 2014, compared to a non-cash loss of $26.7 million for the year ended December 31, 2013, which is recorded in "Foreign currency transactions and other" on the Consolidated Statements of Operations.

Income Taxes

	Year Ended December 31,
	(in thousands)
	2014	2013	Change
Income Tax Expense	$567,695	$403,739	40.6%

Our effective tax rates, expressed as income tax expense as a percentage of earnings before income taxes, for the years ended December 31, 2014 and 2013 were 19.0% and 17.6%, respectively. Our effective tax rate differs from the U.S. federal statutory tax rate of 35%, due to lower tax rates outside the United States, partially offset by U.S. state income taxes and certain non-deductible expenses. Our effective tax rate was higher for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to the acquisitions of OpenTable on July 24, 2014 and KAYAK on May 21, 2013, both of which are principally taxed at the higher U.S. tax rates.

Under Dutch corporate income tax law, income generated from qualifying "innovative" activities is taxed at a rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%.  Booking.com obtained a ruling from the Dutch tax authorities confirming that a portion of its earnings is eligible for Innovation Box Tax treatment. The ruling from the Dutch tax authorities is valid through December 31, 2017.

Until our U.S. net operating loss carryforwards are utilized or expire, most of our U.S. income will not be subject to a cash tax liability, other than federal alternative minimum tax and state income taxes. However, we expect to pay foreign taxes on our non-U.S. income except in countries where we have operating loss carryforwards. We expect that our international operations will grow their pretax income faster than the U.S. business over the long term and, therefore, it is our expectation that our cash tax payments will increase as our international businesses generate an increasing share of our pre-tax income.

We will be subject to increased income taxes in the event that our cash balances held outside the United States are remitted to the United States. As of December 31, 2014, we held approximately $6.9 billion of cash, cash equivalents, short-term investments and long-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our non-U.S. operations. If our cash balances outside the United States continue to grow and our ability to reinvest those balances outside the United States diminishes, it will become increasingly likely that we will be subject to additional income tax expense in the United States with respect to our unremitted non-U.S. earnings. We would not make additional income tax payments unless we were to actually repatriate our international cash to the United States. We would pay only U.S. federal alternative minimum tax and certain U.S. state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. This could result in us being subject to a cash income tax liability on the earnings of our U.S. businesses sooner than would otherwise have been the case.
Redeemable Noncontrolling Interests

	Year Ended December 31,
	(in thousands)
	2014	2013	Change
Net Income Attributable to Noncontrolling Interests	$—	$135	NA

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
	(in thousands)
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

Merchant Revenues

Merchant revenues for the year ended December 31, 2013 increased 5.1% compared to the same period in 2012, primarily due to increases in our agoda.com hotel reservation service, rentalcars.com rental car reservation service and priceline.com Express Deals® hotel reservation and Name Your Own Price® air services, partially offset by a decline in Name Your Own Price® opaque hotel revenues for the year ended December 31, 2013, compared to the same period in 2012. Merchant revenue growth over the prior year period was substantially lower than merchant gross bookings growth because our merchant revenues are disproportionately affected by our Name Your Own Price® service. Name Your Own Price® revenues are recorded "gross" with a corresponding supplier cost recorded in cost of revenues, and represented a smaller percentage, year-over-year, of total revenues compared to our faster-growing agoda.com, rentalcars.com and priceline.com Express Deals® services, which are recorded in revenue "net" of supplier cost. As a result, we believe that gross profit is an important measure to evaluate growth in our business.

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
	(in thousands)
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
	(in thousands)
	2013	2012	Change
Gross Profit	$5,715,886	$4,083,681	40.0%
Gross Margin	84.1%	77.6%

Total gross profit for the year ended December 31, 2013 increased by 40.0% compared to the same period in 2012, primarily as a result of increased revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the year ended December 31, 2013, compared to the same period in 2012, because our revenues are disproportionately affected by our Name Your Own Price® service. Name Your Own Price® revenues are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues, and in the year ended December 31, 2013 represented a smaller percentage of total revenues than in the same period in 2012. Our retail and semi-opaque services, which are recorded in revenue "net" of supplier cost have been growing faster than our Name Your Own Price® services. As a result, we believe that gross profit is an important measure to evaluate growth in our business. Our international operations accounted for approximately $5.02 billion of our gross profit for the year ended December 31, 2013, which compares to $3.56 billion for the same period in 2012. Gross profit attributable to our international operations increased, on a local currency basis, by approximately 40% for the year ended December 31, 2013 compared to the same period in 2012. Gross profit attributable to our U.S. businesses increased by approximately 32.5% for the year ended December 31, 2013, compared to the same period in 2012. Gross profit for the year ended December 31, 2013 was positively impacted by the inclusion of KAYAK since its acquisition on May 21, 2013. Gross profit for the year ended December 31, 2013 was negatively impacted by an accrual recorded in the first quarter of 2013 of approximately $20.5 million (including estimated interest and penalties) for travel transaction taxes, principally related to unfavorable rulings in the State of Hawaii and the District of Columbia, partially offset by a credit in the fourth quarter of 2013 of $6.3 million, principally related to a favorable agreement and ruling in the District of Columbia. Gross profit for the year ended December 31, 2012 was negatively impacted by an accrual of approximately $21 million (including estimated interest and penalties) for travel transaction taxes, principally related to unfavorable rulings in the State of Hawaii and in the District of Columbia.

Operating Expenses

Advertising

	Year Ended December 31,
	(in thousands)
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
	(in thousands)
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
	(in thousands)
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
	(in thousands)
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
	(in thousands)
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
	(in thousands)
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
	(in thousands)
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
	(in thousands)
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

Redeemable Noncontrolling Interests

	Year Ended December 31,
	(in thousands)
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

Liquidity and Capital Resources

As of December 31, 2014, we had $8.0 billion in cash, cash equivalents, short-term investments and long-term investments. Approximately $6.9 billion is held by our international subsidiaries and is denominated primarily in U.S. Dollars, Euros and, to a lesser extent, British Pounds Sterling and other currencies. We currently intend to indefinitely reinvest these funds outside of the United States. If we repatriate cash to the United States, we would utilize our net operating loss carryforwards and beyond that amount incur additional tax payments in the United States. Cash equivalents, short-term investments, and long-term investments are comprised of U.S. and foreign corporate bonds, U.S. and foreign government securities, high grade commercial paper, foreign equity securities, U.S. government agency securities, U.S. municipal securities and bank deposits.

In October 2011, we entered into a $1.0 billion five-year unsecured revolving credit facility with a group of lenders. Borrowings under the revolving credit facility will bear interest, at our option, at a rate per annum equal to either (i) the adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 1.00% to 1.50%; or (ii) the greatest of (a) JPMorgan Chase Bank, National Association's prime lending rate, (b) the federal funds rate plus 0.50%, and (c) an adjusted LIBOR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.00% to 0.50%. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.10% to 0.25%. The revolving credit facility provides for the issuance of up to $100.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of December 31, 2014, there were no borrowings under the facility, and approximately $4.0 million of letters of credit issued under the facility.

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

In August 2014, we issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due 2021, with an interest rate of 0.9%. Interest on the notes is payable on March 15 and September 15 of each year. We used approximately $147.3 million of the net proceeds to concurrently repurchase outstanding shares of our common stock. We intend to use the remaining net proceeds for general corporate purposes, which may include repurchases of our common stock from time to time, repaying outstanding debt and corporate acquisitions. See Note 11 to the Consolidated Financial Statements for further details on these notes.

In August 2014, we used $500 million of our non-U.S. cash to invest in a five-year senior convertible note issued by Ctrip.com International Ltd. ("Ctrip"). Additionally, during the year ended December 31, 2014, we invested $421.9 million of our non-U.S. cash in Ctrip American Depositary Shares. See Note 4 to the Consolidated Financial Statements for further details on these investments.

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

In the third and fourth quarters of 2014, we repurchased 114,645 shares of our common stock in privately negotiated, off-market transactions and 438,897 shares of our common stock in the open market for aggregate costs of $147.3 million and $500.0 million, respectively. As of December 31, 2014, we had a remaining aggregate amount of $7.2 million authorized by our Board of Directors to purchase our common stock. On February 5, 2015, our Board of Directors authorized us to repurchase up to an additional $3.0 billion of our common stock. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital, and other factors.

Our merchant transactions are structured such that we collect cash up front from our customers and then we pay most of our travel service providers at a subsequent date. We therefore tend to experience significant seasonal swings in deferred merchant bookings and travel service provider payables depending on the absolute level of our merchant transactions during the last few weeks of every quarter.

During the year ended December 31, 2014, we paid $122.9 million to satisfy the aggregate principal amount due and issued 300,256 shares of our common stock and paid cash of $2.2 million in satisfaction of the conversion value in excess of the principal amount for debt converted prior to maturity related to the conversion of our 1.25% Convertible Senior Notes due March 2015.

Net cash provided by operating activities for the year ended December 31, 2014, was $2.9 billion, resulting from net income of $2.4 billion and a favorable impact of non-cash items not affecting cash flows of $518.0 million, slightly offset by net unfavorable changes in working capital and other assets and liabilities of $25.4 million. The changes in working capital for the year ended December 31, 2014, were primarily related to a $203.9 million increase in accounts payable, accrued expenses and other current liabilities, offset by a $182.2 million increase in accounts receivable and $48.9 million increase in prepaid expenses and other current assets. The increase in these working capital balances was primarily related to increases in business volumes. Non-cash items were primarily associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount and deferred income taxes.

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

Net cash used in investing activities was $2.3 billion for the year ended December 31, 2014. Investing activities for the year ended December 31, 2014 were affected by payments of $2.5 billion for acquisitions, net of cash acquired and net cash payments of $80.3 million for the settlement of foreign currency contracts slightly offset by net sales of investments of $350.3 million and a change in restricted cash of $9.3 million. Net cash used in investing activities was $2.2 billion for the year ended December 31, 2013. Investing activities for the year ended December 31, 2013 were affected by net purchases of investments of $1.7 billion, payments of $331.9 million for acquisitions, net of cash acquired, a change in restricted cash of $2.8 million, and net cash payments of $78.6 million for the settlement of foreign currency contracts. Cash invested in the purchase of property and equipment was $131.5 million and $84.4 million in the years ended December 31, 2014 and 2013, respectively. The increase in 2014 was related to additional data center capacity and new offices to support growth and geographic expansion, principally related to our Booking.com business.

Net cash provided by financing activities was approximately $1.4 billion for the year ended December 31, 2014. Cash provided by financing activities for the year ended December 31, 2014 primarily consisted of total proceeds of $2.3 billion from the issuance of Convertible Senior Notes and Euro denominated Senior Notes, excess tax benefits from stock-based compensation of $23.4 million and the exercise of employee stock options of $16.4 million, partially offset by treasury stock purchases of $750.4 million and payments of $125.1 million related to the conversion of Senior Notes. Net cash used in financing activities was approximately $403.5 million for the year ended December 31, 2013. The cash used in financing activities for the year ended December 31, 2013 was primarily related to payments for treasury stock purchases of $883.5 million, $192.5 million spent to purchase the remaining shares underlying noncontrolling interests in rentalcars.com, $414.6 million to satisfy the aggregate principal amount due upon the early conversion of senior notes, and $1.0 million of debt issuance costs, partially offset by proceeds from the issuance of convertible senior notes with an aggregate principal amount of $1.0 billion, $91.6 million of proceeds from the exercise of employee stock options, and $17.7 million of excess tax benefits from stock-based compensation.

Contingencies
A number of jurisdictions have initiated lawsuits against online travel companies, including us, related to, among other things, the payment of travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.). In addition, a number of U.S. states, counties and municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes. To date, the majority of taxing jurisdictions in which we facilitate the making of travel reservations have not asserted that taxes are due and payable on our travel services. With respect to jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from us only on a prospective basis. See Note 16 to the Consolidated Financial Statements for a description of these pending cases and proceedings and Part I Item 1A Risk Factors - "Adverse application of state and local tax laws could have an adverse effect on our business and results of operations." in this Annual Report.

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, we have established an accrual for the potential resolution of issues related to travel transaction taxes in the amount of approximately $52 million at December 31, 2014 and approximately $55 million at December 31, 2013. Our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made. We believe that, even if we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash, it would not have a material impact on our liquidity.

The following table represents our material contractual obligations and commitments as of December 31, 2014 (see Note 16 to the Consolidated Financial Statements):

	Payments due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$437,386	$79,902	$133,436	$93,157	$130,891
Senior Notes(1)	4,681,331	102,891	102,478	1,084,534	3,391,428
Revolving credit facility(2)	3,212	1,938	1,274	—	—
Earnout - acquisition	10,700	—	—	10,700	—
Total(3)	$5,132,629	$184,731	$237,188	$1,188,391	$3,522,319
_____________________________

(1)
Represents the aggregate principal amount of our Senior Notes outstanding as of December 31, 2014 and interest of $434 million.  Convertible debt does not reflect the market value in excess of the outstanding principal amount because we can settle the conversion premium amount in cash or shares of common stock at our option. See Note 11 to the Consolidated Financial Statements.

(2)	Represents fees on uncommitted funds and outstanding letters of credit as of December 31, 2014.

(3)
We reported "Other long-term liabilities" of $104 million on the Consolidated Balance Sheet at December 31, 2014, of which approximately $52 million related to our accrual for the potential resolution of issues related to travel transaction taxes (see Note 16 to the Consolidated Financial Statements) and approximately $32 million related to unrecognized tax benefits (see Note 15 to the Consolidated Financial Statements).  A variety of factors could affect the timing of payments for these liabilities.  We believe that these matters will likely not be resolved in the next twelve months and accordingly we have classified the estimated liability as "non-current" on the Consolidated Balance Sheet.  We have excluded "Other long-term liabilities" in the amount of $93 million from the contractual obligations table because we cannot reasonably estimate the timing of such payments.

On December 15, 2014, our 1.25% Convertible Senior Notes due 2015 became convertible at the option of the holders without regard to our stock price and will remain convertible without regard to our stock price until the trading day prior to the maturity date of March 15, 2015. If the holders elect to convert, we will be required to pay the aggregate principal amount in cash and we have elected to deliver cash for the conversion value in excess of the aggregate principal amount. We would likely fund our conversion obligations from cash and cash equivalents, short-term investments and borrowings under our revolving credit facility.

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

Off-Balance Sheet Arrangements.

As of December 31, 2014, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We did not experience any material changes in interest rate exposures during the year ended December 31, 2014. Based upon economic conditions and leading market indicators at December 31, 2014, we do not foresee a significant adverse change in interest rates in the near future.

Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available for sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis point (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of December 31, 2014 of approximately $85 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of December 31, 2014, the outstanding aggregate principal amount of our debt is $4.2 billion. We estimate that the market value of such debt was approximately $4.8 billion as of December 31, 2014. A substantial portion of the market value of our debt in excess of the outstanding principal amount is related to the conversion premium on our outstanding convertible bonds.

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

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign exchange fluctuation risk for the Euro and the British Pound Sterling versus the U.S. Dollar. As of December 31, 2014 and 2013, there were no such outstanding derivative contracts associated with foreign currency translation risk. Foreign exchange gains of $13.7 million, $0.3 million, and $0.7 million for the years ended December 31, 2014, 2013, and 2012, respectively, were recorded in "Foreign currency transactions and other" in the Consolidated Statements of Operations.

Item 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K (See Part IV Item 15 Exhibits and Financial Statement Schedules).

Consolidated Balance Sheets as of December 31, 2014 and 2013; Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of our management's assessment of the design and effectiveness of our internal controls over financial reporting for the year ended December 31, 2014.

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. Our independent registered public accounting firm also attested to, and reported on, our management's assessment of the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the three months ended December 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Priceline Group Inc.
Norwalk, Connecticut

We have audited the internal control over financial reporting of The Priceline Group Inc. (formerly known as priceline.com Incorporated) and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control Over Financial Reporting" appearing in Item 9A.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 18, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
February 18, 2015

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Part III Item 10 will be included in our Proxy Statement relating to our 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2014, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III Item 11 will be included in our Proxy Statement relating to our 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2014, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III Item 12 will be included in our Proxy Statement relating to our 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2014, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Part III Item 13 will be included in our Proxy Statement relating to our 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2014, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Part III Item 14 will be included in our Proxy Statement relating to our 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2014 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)                                  List of Documents Filed as a Part of this Annual Report on Form 10-K:

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of December 31, 2014 and 2013; and the related Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; Notes to Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

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

Exhibit Number	Description
2.1(a)	Agreement and Plan of Merger, dated as of November 8, 2012, by and among KAYAK Software Corporation, the Registrant and Produce Merger Sub, Inc.
2.2(b)	Agreement and Plan of Merger, dated as of June 12, 2014, by and among OpenTable, Inc., the Registrant and Rhombus, Inc.
3.1(c)	Restated Certificate of Incorporation of the Registrant.
3.2(d)	Amended and Restated By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1 and 3.2.
4.2(e)	Specimen Certificate for Registrant's Common Stock.
4.3(f)	Indenture, dated as of March 10, 2010, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.4(g)	Indenture, dated as of March 12, 2012, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.5(h)	Indenture, dated as of June 4, 2013, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.6(i)	Indenture, dated as of August 20, 2014, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.

4.7(j)	Form of Indenture for the 2.375% Senior Notes due 2024, between the Registrant and Deutsche Bank Trust Company Americas as Trustee.
4.8(k)	Form of 2.375% Senior Note due 2024.
4.9(l)	Officers' Certificate, dated September 23, 2014, for the 2.375% Senior Notes due 2024.
10.1(m)+	The Priceline Group Inc. 1999 Omnibus Plan (As Amended and Restated Effective June 6, 2013).
10.2(n)+	Form of Stock Option Grant Agreement under the 1999 Omnibus Plan.
10.3(o)+	Form of Restricted Stock Unit Award Agreement for Employees in the Netherlands under the 1999 Omnibus Plan.
10.4(p)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan to non-employee directors.
10.5(q)+	2012 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.6(r)+	2013 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.7(s)+	2014 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.8+	Amended and Restated KAYAK Software Corporation 2012 Equity Incentive Plan.
10.9(t)+	OpenTable, Inc. Amended and Restated 2009 Equity Incentive Award Plan.
10.10(u)+	Buuteeq, Inc. Amended and Restated 2010 Stock Plan.
10.11(v)+	The Priceline Group Inc. Annual Bonus Plan, adopted on February 20, 2007.
10.12(r)+	Form of Non-Competition and Non-Solicitation Agreement.
10.13(w)+	Transition Agreement dated November 7, 2013 by and between the Registrant and Jeffery H. Boyd.
10.14(w)+	Amended and Restated Employment Agreement dated November 7, 2013 by and between the Registrant, Booking.com Holding B.V. and Darren R. Huston.
10.15(w)+	Amended and Restated Non-Competition and Non-Solicitation Agreement dated November 7, 2013 by and between the Registrant and Darren R. Huston.
10.16(x)+	Indemnification Agreement, dated September 12, 2011, by and between the Registrant and Darren R. Huston.
10.17(y)+	Letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.18(z)+	Letter amendment, dated December 16, 2008, to letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.19(z)+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between the Registrant and Peter J. Millones.
10.20(z)+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between the Registrant and Chris Soder.
10.21(x)
Credit Agreement, dated as of October 28, 2011, among the Registrant, the lenders from time to time party thereto, RBS Citizens, N.A., as Documentation Agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as Co‑Syndication Agents and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.22(h)	Purchase Agreement, dated May 29, 2013, between the Registrant and Goldman, Sachs & Co.
10.23(i)	Purchase Agreement, dated August 14, 2014, between The Priceline Group Inc. and Wells Fargo Securities, LLC and Citigroup Global Markets Inc., as the Initial Purchasers.
10.24(k)
Underwriting Agreement, dated September 16, 2014, among the Registrant, Deutsche Bank AG, London Branch, The Royal Bank of Scotland plc, Wells Fargo Securities, LLC, Citigroup Global Markets Limited and Goldman, Sachs & Co.

12.1	Statement of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certification of Darren R. Huston, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(aa)	Certification of Darren R. Huston, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(aa)	Certification of Daniel J. Finnegan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101
The following financial statements from the Company's Annual Report on Form 10‑K for the year ended December 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

____________________________

+	Indicates a management contract or compensatory plan or arrangement.

(a)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on November 9, 2012 (File No. 0-25581).
(b)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 13, 2014 (File No. 0-25581).
(c)	Previously filed as an exhibit to the Current Report on Form 8-K filed on July 18, 2014 (file No. 0-25581).
(d)	Previously filed as an exhibit to the Current Report on Form 8-K filed on April 1, 2014 (File No. 0-25581).
(e)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-69657) filed on March 18, 1999.
(f)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 10, 2010 (File No. 0-25581).
(g)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 12, 2012 (File No. 0-25581).
(h)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 4, 2013 (File No. 0-25581).
(i)	Previously filed as an exhibit to the Current Report on Form 8-K filed on August 20, 2014 (File No. 0-25581).
(j)	Previously filed as an exhibit to the post-effective amendment filed on September 8, 2014 to the Registration Statement on Form S-3 filed on September 2, 2014 (File No. 333-198515).
(k)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 22, 2014 (File No. 0-25581).
(l)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 26, 2014 (File No. 0-25581).
(m)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on June 6, 2013 (File No. 0-25581).
(n)	Previously filed as an exhibit to the Registration Statement on Form S-8 (File No. 333-122414) filed on January 31, 2005.
(o)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on November 8, 2005 (File No. 0-25581).
(p)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 9, 2011 (File No. 0-25581).
(q)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 8, 2012 (File No. 0-25581).
(r)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2013 (File No. 0-25581).
(s)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 7, 2014 (File No. 0-25581).
(t)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2014 (File No. 0-25581).
(u)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed on June 13, 2014 (File No. 333-196756).
(v)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on February 23, 2007 (File No. 0-25581).
(w)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 8, 2013 (File No. 0-25581).
(x)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2011 (File No. 0-25581).
(y)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 21, 2005 (File No. 0-25581).
(z)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2008 (File No. 0-25581).
(aa)	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PRICELINE GROUP INC.

By:	/s/ Darren R. Huston
	Name:	Darren R. Huston
	Title:	President and Chief Executive Officer
	Date:	February 19, 2015

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

Signature	Title	Date

/s/ Jeffery H. Boyd	Director, Chairman of the Board	February 19, 2015
Jeffery H. Boyd

/s/ Darren R. Huston	President and Chief Executive Officer	February 19, 2015
Darren R. Huston	(Principal Executive Officer)

/s/ Daniel J. Finnegan	Chief Financial Officer and Chief Accounting	February 19, 2015
Daniel J. Finnegan	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Timothy M. Armstrong	Director	February 19, 2015
Timothy M. Armstrong

/s/ Howard W. Barker, Jr.	Director	February 19, 2015
Howard W. Barker, Jr.

/s/ Jan L. Docter	Director	February 19, 2015
Jan L. Docter

/s/ Jeffrey E. Epstein	Director	February 19, 2015
Jeffrey E. Epstein

/s/ James M. Guyette	Director	February 19, 2015
James M. Guyette

/s/ Nancy B. Peretsman	Director	February 19, 2015
Nancy B. Peretsman

/s/ Thomas E. Rothman	Director	February 19, 2015
Thomas E. Rothman

/s/ Craig W. Rydin	Director	February 19, 2015
Craig W. Rydin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Priceline Group Inc.
Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of The Priceline Group Inc. (formerly known as priceline.com Incorporated) and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Priceline Group Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
February 18, 2015

The Priceline Group Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$3,148,651	$1,289,994
Restricted cash	843	10,476
Short-term investments	1,142,182	5,462,720
Accounts receivable, net of allowance for doubtful accounts of $14,212 and $14,116, respectively	643,894	535,962
Prepaid expenses and other current assets	178,050	107,102
Deferred income taxes	153,754	74,687
Total current assets	5,267,374	7,480,941
Property and equipment, net	198,953	135,053
Intangible assets, net	2,334,761	1,019,985
Goodwill	3,326,474	1,767,912
Long-term investments	3,755,653	—
Other assets	57,348	40,569
Total assets	$14,940,563	$10,444,460

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$281,480	$247,345
Accrued expenses and other current liabilities	600,758	545,342
Deferred merchant bookings	460,558	437,127
Convertible debt	37,195	151,931
Total current liabilities	1,379,991	1,381,745
Deferred income taxes	1,040,260	326,425
Other long-term liabilities	103,533	75,981
Long-term debt	3,849,756	1,742,047
Total liabilities	6,373,540	3,526,198

Commitments and Contingencies (See Note 16)
Convertible debt	329	8,533

Stockholders' equity:
Common stock, $0.008 par value, authorized 1,000,000,000 shares, 61,821,097 and 61,265,160 shares issued, respectively	480	476
Treasury stock, 9,888,024 and 9,256,721, respectively	(2,737,585)	(1,987,207)
Additional paid-in capital	4,923,196	4,592,979
Accumulated earnings	6,640,505	4,218,752
Accumulated other comprehensive income (loss)	(259,902)	84,729
Total stockholders' equity	8,566,694	6,909,729
Total liabilities and stockholders' equity	$14,940,563	$10,444,460

See Notes to Consolidated Financial Statements.

The Priceline Group Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Agency revenues	$5,845,802	$4,410,689	$3,142,815
Merchant revenues	2,186,054	2,211,474	2,104,752
Advertising and other revenues	410,115	171,143	13,389
Total revenues	8,441,971	6,793,306	5,260,956
Cost of revenues	857,841	1,077,420	1,177,275
Gross profit	7,584,130	5,715,886	4,083,681
Operating expenses:
Advertising — Online	2,360,221	1,798,645	1,273,637
Advertising — Offline	231,309	127,459	35,492
Sales and marketing	310,910	235,817	195,934
Personnel, including stock-based compensation of $186,425, $140,526 and $71,565, respectively	950,191	698,692	466,828
General and administrative	352,869	252,994	173,171
Information technology	97,498	71,890	43,685
Depreciation and amortization	207,820	117,975	65,141
Total operating expenses	4,510,818	3,303,472	2,253,888
Operating income	3,073,312	2,412,414	1,829,793
Other income (expense):
Interest income	13,933	4,167	3,860
Interest expense	(88,353)	(83,289)	(62,064)
Foreign currency transactions and other	(9,444)	(36,755)	(9,720)
Total other income (expense)	(83,864)	(115,877)	(67,924)
Earnings before income taxes	2,989,448	2,296,537	1,761,869
Income tax expense	567,695	403,739	337,832
Net income	2,421,753	1,892,798	1,424,037
Less: net income attributable to noncontrolling interests	—	135	4,471
Net income applicable to common stockholders	$2,421,753	$1,892,663	$1,419,566
Net income applicable to common stockholders per basic common share	$46.30	$37.17	$28.48
Weighted average number of basic common shares outstanding	52,301	50,924	49,840
Net income applicable to common stockholders per diluted common share	$45.67	$36.11	$27.66
Weighted average number of diluted common shares outstanding	53,023	52,413	51,326

See Notes to Consolidated Financial Statements.

The Priceline Group Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$2,421,753	$1,892,798	$1,424,037
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments(1)	(187,356)	97,970	69,683
Unrealized gain (loss) on marketable securities(2)	(157,275)	21	(620)
Comprehensive income	2,077,122	1,990,789	1,493,100
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interests	—	(10,279)	9,628
Comprehensive income attributable to common stockholders	$2,077,122	$2,001,068	$1,483,472

(1) Foreign currency translation adjustments includes a tax of $55,597 for the year ended December 31, 2014 and tax benefits of $55,001 and $18,001 for the years ended December 31, 2013 and 2012, respectively, associated with hedges of foreign denominated net assets (See Note 14). The remaining balance in currency translation adjustments excludes income taxes due to the Company's practice and intention to reinvest the earnings of its foreign subsidiaries in those operations (See Note 15).

(2) Net of tax benefits of $7,621, $43 and $158 for the years ended December 31, 2014, 2013 and 2012, respectively.

See Notes to Consolidated Financial Statements.

The Priceline Group Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	57,579	$446	(7,780)	$(803,586)	$2,431,279	$1,033,738	$(87,582)	$2,574,295
Net income applicable to common stockholders	—	—	—	—	—	1,419,566	—	1,419,566
Unrealized gain (loss) on marketable securities, net of tax benefit of $158	—	—	—	—	—	—	(620)	(620)
Currency translation adjustments, net of tax benefit of $18,001	—	—	—	—	—	—	64,526	64,526
Redeemable noncontrolling interests fair value adjustments	—	—	—	—	—	(84,693)	—	(84,693)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	22,705	—	—	22,705
Exercise of stock options and vesting of restricted stock units and performance share units	477	4	—	—	2,679	—	—	2,683
Repurchase of common stock	—	—	(405)	(257,021)	—	—	—	(257,021)
Stock-based compensation and other stock-based payments	—	—	—	—	72,035	—	—	72,035
Issuance of senior convertible notes	—	—	—	—	78,310	—	—	78,310
Excess tax benefit from stock-based compensation	—	—	—	—	5,189	—	—	5,189
Balance, December 31, 2012	58,056	$450	(8,185)	$(1,060,607)	$2,612,197	$2,368,611	$(23,676)	$3,896,975
Net income applicable to common stockholders	—	—	—	—	—	1,892,663	—	1,892,663
Unrealized gain (loss) on marketable securities, net of tax benefit of $43	—	—	—	—	—	—	21	21
Currency translation adjustments, net of tax benefit of $55,001	—	—	—	—	—	—	108,384	108,384
Redeemable noncontrolling interests fair value adjustments	—	—	—	—	—	(42,522)	—	(42,522)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	46,122	—	—	46,122
Exercise of stock options and vesting of restricted stock units and performance share units	715	6	—	—	91,601	—	—	91,607
Repurchase of common stock	—	—	(1,030)	(883,515)	—	—	—	(883,515)
Stock-based compensation and other stock-based payments	—	—	—	—	142,098	—	—	142,098
Issuance of senior convertible notes	—	—	—	—	93,402	—	—	93,402
Common stock issued in an acquisition	1,522	12	—	—	1,281,122	—	—	1,281,134
Vested stock options assumed in an acquisition	—	—	—	—	264,423	—	—	264,423
Conversion of debt	972	8	—	—	1,224	—	—	1,232
Settlement of conversion spread hedges	—	—	(42)	(43,085)	43,104	—	—	19
Excess tax benefit from stock-based compensation	—	—	—	—	17,686	—	—	17,686
Balance, December 31, 2013	61,265	$476	(9,257)	$(1,987,207)	$4,592,979	$4,218,752	$84,729	$6,909,729
Net income applicable to common stockholders	—	—	—	—	—	2,421,753	—	2,421,753
Unrealized gain (loss) on marketable securities, net of tax benefit of $7,621	—	—	—	—	—	—	(157,275)	(157,275)
Currency translation adjustments, net of tax of $55,597	—	—	—	—	—	—	(187,356)	(187,356)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	8,204	—	—	8,204
Exercise of stock options and vesting of restricted stock units and performance share units	256	2	—	—	16,389	—	—	16,391
Repurchase of common stock	—	—	(631)	(750,378)	—	—	—	(750,378)
Stock-based compensation and other stock-based payments	—	—	—	—	189,292	—	—	189,292
Conversion of debt	300	2	—	—	(1,658)	—	—	(1,656)
Issuance of senior convertible notes	—	—	—	—	80,873	—	—	80,873
Stock options and restricted stock units assumed in acquisitions	—	—	—	—	13,751	—	—	13,751
Excess tax benefit from stock-based compensation	—	—	—	—	23,366	—	—	23,366
Balance, December 31, 2014	61,821	$480	(9,888)	$(2,737,585)	$4,923,196	$6,640,505	$(259,902)	$8,566,694

See Notes to Consolidated Financial Statements.

The Priceline Group Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$2,421,753	$1,892,798	$1,424,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	78,241	48,365	32,818
Amortization	129,579	69,610	32,323
Provision for uncollectible accounts, net	22,990	16,451	16,094
Deferred income tax expense (benefit)	31,707	(11,104)	19,596
Stock-based compensation expense and other stock based payments	189,292	142,098	72,035
Amortization of debt issuance costs	5,229	7,898	5,212
Amortization of debt discount	54,731	55,718	39,820
Loss on early extinguishment of debt	6,270	26,661	—
Changes in assets and liabilities:
Accounts receivable	(182,209)	(111,572)	(105,277)
Prepaid expenses and other current assets	(48,932)	(6,909)	(40,793)
Accounts payable, accrued expenses and other current liabilities	203,870	182,163	256,021
Other	1,876	(10,741)	33,864
Net cash provided by operating activities	2,914,397	2,301,436	1,785,750

INVESTING ACTIVITIES:
Purchase of investments	(10,552,214)	(9,955,800)	(6,352,495)
Proceeds from sale of investments	10,902,500	8,291,283	4,799,412
Additions to property and equipment	(131,504)	(84,445)	(55,158)
Acquisitions and other equity investments, net of cash acquired	(2,496,366)	(331,918)	(33,861)
Proceeds from foreign currency contracts	14,354	3,266	86,159
Payments on foreign currency contracts	(94,661)	(81,870)	(4,014)
Change in restricted cash	9,347	(2,783)	(2,756)
Net cash used in investing activities	(2,348,544)	(2,162,267)	(1,562,713)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	995,000	—	—
Payments related to revolving credit facility	(995,000)	—	—
Proceeds from the issuance of long-term debt	2,282,217	980,000	1,000,000
Payment of debt issuance costs	(17,464)	(1,018)	(20,916)
Payments related to conversion of senior notes	(125,136)	(414,569)	(1)
Repurchase of common stock	(750,378)	(883,515)	(257,021)
Payments to purchase subsidiary shares from noncontrolling interests	—	(192,530)	(61,079)
Payments of stock issuance costs	—	(1,191)	—
Proceeds from exercise of stock options	16,389	91,607	2,683
Proceeds from the termination of conversion spread hedges	—	19	—
Excess tax benefit from stock-based compensation	23,366	17,686	5,189
Net cash provided by (used in) financing activities	1,428,994	(403,511)	668,855
Effect of exchange rate changes on cash and cash equivalents	(136,190)	17,987	11,621
Net increase (decrease) in cash and cash equivalents	1,858,657	(246,355)	903,513
Cash and cash equivalents, beginning of period	1,289,994	1,536,349	632,836
Cash and cash equivalents, end of period	$3,148,651	$1,289,994	$1,536,349

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$491,530	$391,169	$300,539
Cash paid during the period for interest	$16,950	$20,954	$13,933
Non-cash fair value increase for redeemable noncontrolling interests	$—	$42,522	$84,693
Non-cash investing activity for contingent consideration	$10,700	$—	$—
Non-cash financing activity for acquisitions	$13,751	$1,546,748	$—
 See Notes to Consolidated Financial Statements.

The Priceline Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS DESCRIPTION

On April 1, 2014, the Company changed its name from priceline.com Incorporated to The Priceline Group Inc. The Priceline Group Inc. ("The Priceline Group" or the "Company") is a leading provider of online travel and travel related reservation and search services. Through the Company's online travel agent ("OTA") services, the Company connects consumers wishing to make travel reservations with providers of travel services around the world. The Company offers consumers accommodation reservations (including hotels, bed and breakfasts, hostels, apartments, vacation rentals and other properties) through its Booking.com, priceline.com and agoda.com brands. The Company's priceline.com brand also offers consumers reservations for rental cars, airline tickets, vacation packages and cruises. The Company offers rental car reservations worldwide through rentalcars.com. The Company also allows consumers to easily compare airline ticket, hotel reservation and rental car reservation information from hundreds of travel websites at once through KAYAK. The Company acquired OpenTable, a leading provider of online restaurant reservations in July 2014.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Company's Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including KAYAK Software Corporation ("KAYAK") since its acquisition in May 2013 and OpenTable, Inc. ("OpenTable") since its acquisition in July 2014.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto.  Actual results may differ significantly from those estimates.  The estimates underlying the Company's Consolidated Financial Statements relate to, among other things, the accrual for travel transaction taxes, stock-based compensation, the allowance for doubtful accounts, the valuation of goodwill, long-lived assets and intangibles, income taxes, the accrual for loyalty programs and the valuation of redeemable noncontrolling interests.

Fair Value of Financial Instruments — The Company's financial instruments, including cash, restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these financial instruments.  See Notes 4, 5, 11 and 13 for information on fair value for investments, derivatives, the Company's outstanding Senior Notes and redeemable noncontrolling interests.

Cash and Cash Equivalents — Cash and cash equivalents consists primarily of cash and highly liquid investment grade securities with an original maturity of three months or less.

Restricted Cash — Restricted cash at December 31, 2014 and 2013 collateralizes office leases and supplier obligations.

Investments — The Company has classified its investments as available-for-sale securities.  These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments, net of taxes, reflected as a part of "Accumulated other comprehensive income (loss)" within stockholders' equity.

The fair value of the investments is based on the specific quoted market price of the securities or comparable securities at the balance sheet dates.  Investments in debt securities are considered to be impaired when a decline in fair value is judged to be other than temporary because the Company either intends to sell or it is more-likely-than not that it will have to sell the impaired security before recovery. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established.   If the Company does not intend to sell the debt security, but it is probable that the Company will not collect all amounts due, then only the impairment due to the credit risk would be recognized in earnings and the remaining amount of the impairment would be recognized in "Accumulated other comprehensive income (loss)" within stockholders' equity.   Marketable securities are presented as current assets on the Company's Consolidated Balance Sheets if they are available to meet the short-term working capital needs of the Company.  See Notes 4 and 5 for further detail of investments.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization of property and equipment is computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter.

Website and Software Capitalization — Certain direct development costs associated with website and internal-use software are capitalized and include external direct costs of services and payroll costs for employees devoting time to the software projects principally related to website and mobile app development, including support systems, software coding, designing system interfaces and installation and testing of the software.  These costs are recorded as property and equipment and are generally amortized over a period of two to five years beginning when the asset is substantially ready for use. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized and amortized over the estimated useful life of the enhancements. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

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

Opaque Services:  The Company describes its priceline.com Name Your Own Price® and Express Deals® travel services as "opaque" because certain elements of the service, including the identity of the travel service provider, are not disclosed to the consumer prior to making a reservation. The Name Your Own Price® service connects consumers that are willing to accept a level of flexibility regarding their travel itinerary with travel service providers that are willing to accept a lower price in order to sell their excess capacity without disrupting their existing distribution channels or retail pricing structures. The Company's Name Your Own Price® services use a unique pricing system that allows consumers to "bid" the price they are prepared to pay when submitting an offer for a particular leisure travel service.  The Company accesses databases in which participating travel service providers file secure discounted rates, not generally available to the public, to determine whether it can fulfill the consumer's offer.  The Company selects the travel service provider and determines the price it will accept from the consumer. Merchant revenues and cost of revenues include the selling price and cost, respectively, of the Name Your Own Price® travel services and are reported on a gross basis.

In 2012, the Company launched Express Deals® as a merchant semi-opaque hotel reservation service at priceline.com. The Company has since expanded the Express Deals®service to include rental car and air reservation services. Express Deals® allows consumers to select hotel, car and air reservations with price and certain information regarding amenities disclosed prior to making the reservation. The identity of the travel service provider is not known prior to committing to the non-refundable reservation.  The Company records the difference between the reservation price to the consumer and the travel service provider cost to the Company of its merchant Express Deals® reservation services on a net basis in merchant revenue.

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

Advertising and Other Revenues

Advertising and other revenues are primarily earned by KAYAK and OpenTable. KAYAK earns advertising revenue primarily by sending referrals to travel service providers and OTAs and from advertising placements on its websites and mobile applications. Generally, revenue related to referrals is earned based upon the completion of travel by a consumer or when a consumer clicks on a referral placement and revenue for advertising placements is earned based upon when a customer clicks on an advertisement or when the Company displays an advertisement. OpenTable earns revenue primarily by facilitating reservations and providing computerized host-stand operations to restaurants through proprietary restaurant management reservation services. The Company recognizes other revenues related to OpenTable for reservation revenues when diners are seated and for subscription revenues on a straight-line basis during the contractual period over which the service is delivered. Revenues are recorded net of redeemable dining points issued to diners during each period presented.

Loyalty Programs

The Company provides various loyalty programs. Participating customers earn loyalty points on current transactions that can be redeemed for future qualifying transactions. When the points are earned, the Company estimates the amount of loyalty points expected to be redeemed and records a reduction in revenue. As of December 31, 2014, a liability of $71.1 million for loyalty points programs is included in "Accrued expenses and other current liabilities" on the Consolidated Balance Sheet.

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

In certain taxing jurisdictions, the Company is required by passage of a new statute or by court order to collect and remit certain taxes (local occupancy tax, general excise and/or sales tax) imposed upon its margin and/or service fee, or in the case of Hawaii, on the full amount collected from the consumer.  In those jurisdictions, the Company is collecting and remitting tax as required.  The tax recovery charge and occupancy and other related taxes collected from customers and remitted to those jurisdictions are reported on a net basis on the Consolidated Statement of Operations. Except in those jurisdictions, the Company does not charge the customer or remit occupancy or other related taxes based on its margin or service fee, because the Company believes that such taxes are not owed on its compensation for its services (see Note 16).

Advertising - Online — Online advertising expenses consist primarily of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) banner, pop-up and other Internet and mobile advertisements. Online advertising expense is generally recognized as incurred.  Included in "Accrued expenses and other current liabilities" on the Consolidated Balance Sheets are accrued online advertising liabilities of $164.0 million and $130.3 million at December 31, 2014 and 2013, respectively.

Advertising - Offline — Offline advertising expenses are primarily related to the Company's Booking.com, KAYAK and priceline.com businesses and primarily consist of television advertising. The Company expenses advertising production costs the first time the advertising is broadcast.

Sales and Marketing — Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) provisions for credit card chargebacks; and (4) provisions for bad debt, primarily related to agency accommodation commission receivables.

Personnel — Personnel expenses consist of compensation to the Company's personnel, including salaries, bonuses, stock-based compensation, payroll taxes and employee health benefits.  Included in "Accrued expenses and other current liabilities" on the Consolidated Balance Sheets are accrued compensation liabilities of $159.0 million and $142.7 million at December 31, 2014 and 2013, respectively.

Stock-Based Compensation — The cost of stock-based compensatory transactions is recognized in the financial statements based upon fair value.  The fair value of performance share units and restricted stock units is determined based on the number of units or shares, as applicable, granted and the quoted price of the Company's common stock as of the grant date or acquisition date.  Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period.  The fair value of employee stock options assumed in acquisitions was determined using the Black Scholes model and the market value of the Company's common stock at the respective acquisition dates. Fair value is recognized as expense on a straight line basis, net of estimated forfeitures, over the employee requisite service period.

The benefits of tax deductions in excess of recognized compensation costs are reported as a credit to additional paid-in capital and as financing cash flows, but only when such excess tax benefits are realized by a reduction to current taxes payable.  See Note 3 for further information on stock-based awards.

Information Technology — Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) data communications and other expenses associated with operating our services; (3) outsourced data center costs; and (4) payments to outside consultants.

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

Segment Reporting — The Company determined that its brands constitute its operating segments. Based on similar economics characteristics and other similar operating factors, the Company has aggregated the operating segments into one reportable segment. The Company manages its business as one unit. For geographic related information, see Note 18.

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

In September 2014, the Company issued Senior Notes due September 23, 2024 for an aggregate principal amount of 1.0 billion Euros and designated the carrying value, plus accrued interest, as a hedge of the Company's net investment in a Euro functional currency subsidiary. The foreign currency transaction gains or losses on these liabilities and the Euro denominated net assets of the subsidiary are translated into U.S. Dollars and are included as a component of "Accumulated other comprehensive income (loss)" on the Company's Consolidated Balance Sheet (see Notes 11 and 14).
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

The Company, from time to time, utilizes derivative instruments to hedge the impact of changes in currency exchange rates on the net assets of its foreign subsidiaries. These instruments are designated as net investment hedges.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The Company records gains and losses on these derivative instruments as currency translation adjustments, which offset a portion of the translation adjustments related to the foreign subsidiary's net assets.  Gains and losses are recognized on the Consolidated Balance Sheet in "Accumulated other comprehensive income (loss)" and will be realized upon a partial sale or liquidation of the investment.  The Company formally documents all derivatives designated as hedging instruments for accounting purposes, both at hedge inception and on an on-going basis.  These net investment hedges expose the Company to liquidity risk as the derivatives have an immediate cash flow impact upon maturity, which is not offset by the translation of the underlying hedged equity.  The cash flows from these contracts are classified within "Net cash used in investing activities" on the cash flow statement.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") issued a new accounting standard on the recognition of revenue from contracts with customers that is designed to create greater comparability for financial statement users across industries and jurisdictions. The core principle of the standard is that an "entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." Additionally, the new guidance specifies the accounting for some costs to obtain or fulfill a contract with a customer. The new standard will also require enhanced disclosures. The accounting standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under U.S. GAAP and retrospective application is permitted but not required. The Company is currently evaluating the impact on its consolidated financial statements of adopting this new guidance.
In April 2014, the FASB issued an accounting update which amends the definition of a discontinued operation. The new definition limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity's operations and financial results. The new definition includes an acquired business that is classified as held for sale at the date of acquisition. The accounting update requires new disclosures of both discontinued operations and a disposal of an individually significant component of an entity. The accounting update is effective for annual and interim periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company adopted this update in the first quarter of 2015 and this accounting update did not have an impact on the Company's consolidated financial statements.
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
In February 2013, the FASB issued accounting guidance which requires entities to provide additional information about items reclassified out of accumulated other comprehensive income ("AOCI") to net income. Changes in AOCI balances by component, both before tax and after tax, must be disclosed and significant items reclassified out of AOCI by component must be reported either on the face of the income statement or in a separate footnote to the financial statements. The accounting guidance is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2012. See Note 14 for information on AOCI balances. There were no reclassifications out of AOCI to net income for the years ended December 31, 2014, 2013 and 2012.
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

In September 2011, the FASB issued an accounting update, which amended the guidance on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If, based on the qualitative factors, it is more-likely-than not that the fair value of the reporting unit is less than its carrying value, then the unchanged two-step approach previously used would be required. The new accounting guidance did not change how goodwill is calculated, how goodwill is assigned to the reporting unit, or the requirements for testing goodwill annually or when events and circumstances warrant testing. The accounting update was effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted. In September 2014, the Company performed its annual quantitative goodwill impairment testing and concluded that there was no impairment of goodwill.

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

The Company's 1999 Omnibus Plan, as amended and restated effective June 6, 2013, (the "1999 Plan") is the primary stock compensation plan from which broad-based employee equity awards may be made.  As of December 31, 2014, there were 2,650,485 shares of common stock available for future grant under the 1999 Plan. In addition, in connection with the acquisition of KAYAK in May 2013, Buuteeq, Inc. in June 2014 and OpenTable in July 2014, the Company assumed the KAYAK Software Corporation 2012 Equity Incentive Plan (the "KAYAK Plan"), the Buuteeq, Inc. Amended and Restated 2010 Stock Plan (the "Buuteeq Plan") and the OpenTable, Inc. 2009 Equity Incentive Award Plan (the "OpenTable Plan"). As of December 31, 2014, there were 14,351, 191 and 238,804 shares of common stock available for future grant under the KAYAK Plan, Buuteeq Plan and OpenTable Plan, respectively.

Stock-based compensation issued under the plans generally consists of restricted stock units, performance share units and stock options. The cost of share-based transactions is recognized in the financial statements based upon fair value. Fair value is recognized as expense on a straight line basis, net of estimated forfeitures, over the employee's requisite service period. The fair value of restricted stock units and performance share units is determined based on the number of shares or units, as applicable, granted and the quoted price of the Company's common stock as of the grant date. Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period. The fair value of the employee stock options assumed in acquisitions was determined using the Black-Scholes model and the market value of the Company's common stock at the respective merger date. Stock options granted to employees have a term of 10 years.  Restricted stock units, performance share units and restricted stock generally vest over periods from 1 to 4 years.  The Company issues new shares of common stock upon the issuance of restricted stock, the exercise of stock options and the vesting of restricted stock units and performance share units.

Stock-based compensation included in personnel expenses in the Consolidated Statements of Operations was approximately $186.4 million, $140.5 million and $71.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Stock-based compensation for the years ended December 31, 2014, 2013 and 2012 includes charges amounting to $20.6 million, $24.1 million and $0.9 million, respectively, representing the impact of adjusting the estimated probable outcome at the end of the performance period for outstanding unvested performance share units.  Included in the stock-based compensation are approximately $2.3 million, $2.1 million, and $1.8 million for the years ended December 31, 2014, 2013, and 2012, respectively, for grants to non-employee directors.  The related tax benefit for stock-based compensation is $38.4 million, $18.5 million and $7.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Restricted Stock Units and Performance Share Units

The following table summarizes the activity of unvested restricted stock units ("RSUs") and performance share units during the years ended December 31, 2012, 2013 and 2014:

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2011	799,980	$231.87

Granted	95,062	$643.12
Vested	(353,819)	$108.31
Performance Shares Adjustment	6,649	$532.26
Forfeited	(7,744)	$444.18
Unvested at December 31, 2012	540,128	$389.21

Granted	162,341	$730.47
Vested	(258,198)	$242.63
Performance Shares Adjustment	101,490	$681.13
Forfeited	(11,442)	$579.71
Unvested at December 31, 2013	534,319	$615.10

Granted	128,484	$1,308.13
Assumed in an acquisition	43,993	$1,238.68
Vested	(195,730)	$492.22
Performance Shares Adjustment	68,499	$1,085.94
Forfeited	(9,250)	$972.19
Unvested at December 31, 2014	570,315	$912.26

RSUs and performance share units granted by the Company during the years ended December 31, 2014, 2013 and 2012 had aggregate grant date fair values of approximately $168.1 million, $118.6 million and $61.1 million, respectively.  Share-based awards that vested during the years ended December 31, 2014, 2013, and 2012 had grant date fair values of $96.3 million, $62.6 million and $38.3 million, respectively.

As of December 31, 2014, there is $263.8 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 1.7 years.

During the year ended December 31, 2014, stock based awards included grants of 72,277 performance share units to executives and certain other employees. The performance share units had a total grant date fair value of $96.1 million based upon the weighted-average grant date fair value per share of $1,329.11. The performance share units are payable in shares of the Company's common stock upon vesting. Stock-based compensation for performance share units is recorded based on the estimated probable outcome if the Company, and with respect to certain grants, the businesses of its subsidiaries, achieve certain financial goals at the end of the performance period.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period which ends December 31, 2016, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances, or a change in control. At December 31, 2014, there were 72,098 unvested 2014 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of December 31, 2014, the number of shares estimated to be issued pursuant to these performance shares units is a total of 109,618 shares. If the maximum performance thresholds are met at the end of the performance period, a maximum of 145,981 total shares could be issued. If the minimum performance thresholds are not met, 50,884 shares would be issued at the end of the performance period.

2013 Performance Share Units

During the year ended December 31, 2013, stock-based awards included grants of 104,865 performance share units with a grant date fair value of $74.4 million, based on a weighted average grant date fair value of $709.74 per share. The actual number of shares will be determined upon completion of the performance period which ends December 31, 2015.

At December 31, 2014, there were 102,816 unvested 2013 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of December 31, 2014, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 197,225 shares. If the maximum performance thresholds are met at the end of the performance period, a maximum of 225,202 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 40,120 shares would be issued at the end of the performance period.

2012 Performance Share Units

During the year ended December 31, 2012, stock-based awards included grants of 60,365 performance share units with a grant date fair value of $39.0 million, based on a weighted average grant date fair value of $645.86 per share.  The actual number of shares will be determined after completion of the performance period which ended on December 31, 2014.

At December 31, 2014, there were 57,571 unvested 2012 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of December 31, 2014, the total number of shares expected to be issued pursuant to these performance shares units on the March 4, 2015 vesting date is 100,190 shares.

Stock Options - Other than Stock Options Assumed in Acquisitions

During the year ended December 31, 2014, stock options were exercised for 7,780 shares of common stock with a weighted average exercise price per share of $22.47. As of December 31, 2014, there were 1,220 shares of common stock subject to outstanding and exercisable stock options with a weighted average exercise price per share of $23.08, a weighted average remaining term of 0.5 years, and an aggregate intrinsic value of $1.4 million. The intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $9.3 million, $44.9 million and $75.2 million, respectively. As of December 31, 2011, there were no outstanding and unvested stock options originally granted by the Company. No stock options were granted by the Company during the years ended December 31, 2014, 2013 and 2012.

Stock Options Assumed in Acquisitions

The following table summarizes for the year ended December 31, 2014 stock option activity for employee stock options assumed in acquisitions:

Assumed Employee Stock Options	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (000's)	Weighted Average Remaining Contractual Term (in years)
Balance, January 1, 2013	—	$—	$—	0
Assumed in acquisition	540,179	$260.96
Exercised	(387,669)	$222.73
Forfeited	(23,802)	$478.83
Balance, December 31, 2013	128,708	$335.83	$106,386	6.9
Assumed in acquisitions	61,897	$457.67
Exercised	(43,223)	$342.39
Forfeited	(2,217)	$517.91
Balance, December 31, 2014	145,165	$383.05	$109,914	6.5
Vested and exercisable as of December 31, 2014	88,118	$306.32	$73,481	5.7
Vested and exercisable as of December 31, 2014 and expected to vest thereafter, net of estimated forfeitures	144,077	$382.81	$109,124	6.5

The aggregate intrinsic value of exercised employee stock options assumed in acquisitions during the years ended December 31, 2014 and 2013 was $39.9 million and $236.9 million, respectively.

For the year ended December 31, 2014, employee stock options assumed in acquisitions had a total acquisition date fair value of $45.5 million based on a weighted average acquisition date fair value of $734.76 per share. During the year ended December 31, 2014 and 2013, assumed unvested employee stock options vested for 41,524 and 65,293 shares with a fair value of $24.2 million and $30.9 million, respectively.

For the year ended December 31, 2014 and 2013, the Company recorded stock-based compensation expense of $24.7 million and $30.9 million, respectively related to unvested assumed employee stock options. As of December 31, 2014, there was $36.2 million of total future compensation costs related to unvested assumed employee stock options to be recognized over a weighted-average period of 1.6 years.

4.	INVESTMENTS

The following table summarizes, by major security type, the Company's investments as of December 31, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Short-term investments:
Foreign government securities	$52,524	$—	$(34)	$52,490
U.S. government securities	364,276	24	(34)	364,266
U.S. commercial paper	621,252	15	(652)	620,615
U.S. government agency securities	104,829	—	(18)	104,811
Total short-term investments	$1,142,881	$39	$(738)	$1,142,182

Long-term investments:
Foreign government securities	$12,707	$—	$(36)	$12,671
U.S. government securities	557,130	80	(762)	556,448
U.S. corporate debt securities	2,332,030	2,299	(5,296)	2,329,033
U.S. government agency securities	95,108	97	(111)	95,094
U.S. municipal securities	1,114	—	(12)	1,102
Ctrip corporate debt securities	500,000	—	(74,039)	425,961
Ctrip equity securities	421,930	—	(86,586)	335,344
Total long-term investments	$3,920,019	$2,476	$(166,842)	$3,755,653

As of December 31, 2014, foreign government securities included investments in debt securities issued by the governments of the United Kingdom and the Netherlands.

In August 2014, the Company used its non-U.S. cash to invest in a five-year Senior Convertible Note issued by Ctrip.com International Ltd. ("Ctrip"). The note was issued at par in an aggregate principal amount of $500 million. Additionally, during the year ended December 31, 2014, the Company invested $421.9 million of its non-U.S. cash in Ctrip American Depositary Shares ("ADSs"). The convertible debt and equity securities of Ctrip have been marked to market in accordance with the accounting guidance for available-for-sale securities and at December 31, 2014 show a $74.0 million and $86.6 million unrealized loss, respectively, as a result of decreases in Ctrip's publicly traded shares since the convertible debt and equity purchases were made. In connection with the purchase of the convertible note, Ctrip granted the Company the right to appoint an observer to Ctrip's board of directors and permission to acquire Ctrip shares (including through the acquisition of Ctrip ADSs in the open market) over the twelve months following the purchase date, so that combined with ADSs issuable upon conversion of the note, the Company may hold up to 10% of Ctrip's outstanding equity.

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

The Company has classified its investments as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments, net of taxes, reflected as a part of "Accumulated other comprehensive income (loss)" on the Consolidated Balance Sheets. Classification as short-term or long-term is based upon the maturity of the debt securities.

There were no significant realized gains or losses related to investments for the years ended December 31, 2014, 2013 and 2012.

5.	FAIR VALUE MEASUREMENTS

Financial assets and liabilities are carried at fair value as of December 31, 2014 and are classified in the categories described in the tables below (in thousands):

	Level 1	Level 2	Total
ASSETS:
Cash equivalents:
Money market funds	$155,608	$—	$155,608
Foreign government securities	—	974,855	974,855
U.S. government securities	—	676,503	676,503
U.S. commercial paper	—	427,884	427,884
U.S. government agency securities	—	10,000	10,000
Short-term investments:
Foreign government securities	—	52,490	52,490
U.S. government securities	—	364,266	364,266
U.S. commercial paper	—	620,615	620,615
U.S. government agency securities	—	104,811	104,811
Foreign exchange derivatives	—	336	336
Long-term investments:
Foreign government securities	—	12,671	12,671
U.S. government securities	—	556,448	556,448
U.S. corporate debt securities	—	2,329,033	2,329,033
U.S. government agency securities	—	95,094	95,094
U.S. municipal securities	—	1,102	1,102
Ctrip corporate debt securities	—	425,961	425,961
Ctrip equity securities	335,344	—	335,344
Total assets at fair value	$490,952	$6,652,069	$7,143,021

	Level 1	Level 2	Total
LIABILITIES:
Foreign exchange derivatives	$—	$129	$129

Financial assets and liabilities are carried at fair value as of December 31, 2013 and are classified in the categories described in the tables below (in thousands):

	Level 1	Level 2	Total
ASSETS:
Cash equivalents:
Money market funds	$433,850	$—	$433,850
Foreign government securities	—	238,202	238,202
U.S. government securities	—	28,000	28,000
Short-term investments:
Foreign government securities	—	4,019,407	4,019,407
U.S. government securities	—	1,443,313	1,443,313
Foreign exchange derivatives	—	292	292
Total assets at fair value	$433,850	$5,729,214	$6,163,064

	Level 1	Level 2	Total
LIABILITIES:
Foreign exchange derivatives	$—	$122,091	$122,091

There are three levels of inputs to measure fair value.  The definition of each input is described below:

Level 1:	Quoted prices in active markets that are accessible by the Company at the measurement date for identical assets and liabilities.

Level 2:
Inputs are observable, either directly or indirectly. Such prices may be based upon quoted prices for identical or comparable securities in active markets or inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available.

Investments in corporate debt securities, sovereign debt, commercial paper, government agency securities and municipal securities are considered "Level 2" valuations because the Company has access to quoted prices, but does not have visibility to the volume and frequency of trading for all of these investments.  For the Company's investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.

The Company's derivative instruments are valued using pricing models.  Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility and currency rates. Derivatives are considered "Level 2" fair value measurements. The Company's derivative instruments are typically short-term in nature.

As of December 31, 2014 and 2013, the Company's cash consisted of bank deposits and cash held in investment accounts.  Other financial assets and liabilities, including restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings are carried at cost which approximates their fair value because of the short-term nature of these items.  See Note 4 for information on the carrying value of investments and Note 11 for the estimated fair value of the Company's Senior Convertible Notes.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations.  The Company limits these risks by following established risk management policies and procedures, including the use of derivatives.  See Note 2 for further information on our accounting policy for derivative financial instruments.

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  The Company's derivative contracts principally address short-term foreign exchange fluctuations for the Euro and British Pound Sterling versus the U.S. Dollar. As of December 31, 2014 and 2013, there were no outstanding derivative contracts related to foreign currency translation risk. Foreign exchange gains of $13.7 million, $0.3 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, were recorded related to these derivatives in "Foreign currency transactions and other" in the Consolidated Statements of Operations.

The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in currency exchange rates on its transactional balances denominated in currencies other than the functional currency. Foreign exchange derivatives outstanding as of December 31, 2014 associated with foreign currency transaction risks resulted in a net asset of $0.2 million, with an asset in the amount of $0.3 million recorded in "Prepaid expenses and other current assets" and a liability in the amount of $0.1 million recorded in "Accrued expenses and other current liabilities" on the Consolidated Balance Sheet.  Foreign exchange derivatives outstanding at December 31, 2013 associated with foreign exchange transaction risks resulted in a net liability of $0.5 million, with a liability in the amount of $0.6 million recorded in "Accrued expenses and other current liabilities" and an asset in the amount of $0.1 million recorded in "Prepaid and other current assets" on the Consolidated Balance Sheet. Derivatives associated with these transaction risks resulted in foreign exchange losses of $21.8 million compared to foreign exchange gains of $3.6 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. These mark-to-market adjustments on the derivative contracts, offset by the effect of changes in currency exchange rates on transactions denominated in currencies other than the functional currency, resulted in net losses of $11.8 million, $5.5 million and $5.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. These net impacts are reported in “Foreign currency transactions and other” on the Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments for the year ended December 31, 2014 resulted in a net cash outflow of $8.9 million, compared to net cash inflows of $4.4 million and $1.9 million for the years ended December 31, 2013 and 2012, respectively, and were reported within "Net cash provided by operating activities" on the Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — The Company had no foreign currency forward contracts designated as hedges of its net investment in a foreign subsidiary outstanding as of December 31, 2014. As of December 31, 2013, the Company had outstanding foreign currency forward contracts with a notional value of 3.0 billion Euros to hedge a portion of its net investment in a foreign subsidiary.  These contracts were all short-term in nature.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The fair value of these derivatives at December 31, 2013 was a net liability of $121.3 million, with a liability in the amount of $121.5 million recorded in "Accrued expenses and other current liabilities" and an asset in the amount of $0.2 million recorded in "Prepaid expenses and other current assets" on the Consolidated Balance Sheet. These hedging instruments generated net cash outflows of $80.3 million and $78.6 million for the years ended December 31, 2014 and 2013, compared to a net cash inflows of $82.1 million for the year ended December 31, 2012, and were reported within "Net cash used in investing activities" on the Consolidated Statements of Cash Flows.

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

	For the Year Ended December 31,
	2014	2013	2012
Balance, beginning of year	$14,116	$10,322	$6,103
Provision charged to expense	22,990	16,451	16,094
Charge-offs and adjustments	(21,546)	(13,072)	(11,977)
Currency translation adjustments	(1,348)	415	102
Balance, end of year	$14,212	$14,116	$10,322

7.	NET INCOME PER SHARE

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

A reconciliation of the weighted average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Weighted average number of basic common shares outstanding	52,301	50,924	49,840
Weighted average dilutive stock options, restricted stock units and performance share units	340	382	501
Assumed conversion of Convertible Senior Notes	382	1,107	985
Weighted average number of diluted common and common equivalent shares outstanding	53,023	52,413	51,326
Anti-dilutive potential common shares	2,574	2,384	2,202

Anti-dilutive potential common shares for the years ended December 31, 2014, 2013 and 2012 include approximately 2.1 million shares, 2.0 million shares and 2.0 million shares, respectively, that could be issued under the Company's convertible notes if the Company experiences substantial increases in its common stock price.  Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company's average stock price for the period exceeds the conversion price for the convertible notes.

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

8.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2014 and 2013 consisted of the following (in thousands):

	2014	2013	Estimated Useful Lives (years)
Computer equipment and software	$332,650	$244,845	2 to 5
Office equipment, furniture, fixtures & leasehold improvements	110,297	67,942	2 to 11
Total	442,947	312,787
Less: accumulated depreciation and amortization	(243,994)	(177,734)
Property and equipment, net	$198,953	$135,053

Fixed asset depreciation and amortization expense was approximately $78.2 million, $48.4 million and $32.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

9.	INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at December 31, 2014 and 2013 consisted of the following (in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$842,642	$(188,441)	$654,201	$581,742	$(160,499)	$421,243	10 - 20 years	16 years

Technology	108,987	(43,746)	65,241	93,322	(29,271)	64,051	1 - 5 years	5 years

Patents	1,623	(1,524)	99	1,623	(1,478)	145	15 years	15 years

Internet domain names	41,652	(16,895)	24,757	45,799	(12,112)	33,687	2 - 20 years	8 years

Trade names	1,674,218	(100,850)	1,573,368	548,243	(47,388)	500,855	5 - 20 years	20 years

Non-compete agreements	21,000	(3,908)	17,092	—	—	—	3 years	3 years

Other	141	(138)	3	141	(137)	4	3 - 10 years	3 years
Total intangible assets	$2,690,263	$(355,502)	$2,334,761	$1,270,870	$(250,885)	$1,019,985

Intangible assets with determinable lives are amortized on a straight-line basis.  Intangible assets amortization expense is approximately $129.6 million, $69.6 million and $32.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The annual estimated amortization expense for intangible assets for the next five years and thereafter is expected to be as follows (in thousands):

2015	$171,007
2016	167,887
2017	160,296
2018	141,776
2019	131,727
Thereafter	1,562,068
$2,334,761

A roll-forward of goodwill for the years ended December 31, 2014 and 2013 consisted of the following (in thousands):

	2014	2013
Balance, beginning of year	$1,767,912	$522,672
Acquisitions	1,590,829	1,232,342
Currency translation adjustments	(32,267)	12,898
Balance, end of year	$3,326,474	$1,767,912

A substantial portion of the intangibles and goodwill relates to the acquisition of OpenTable in July 2014 and KAYAK in May 2013. See Note 20 for further information on these acquisitions.

In September 2014, the Company performed its annual goodwill impairment testing using standard valuation techniques. Since the annual impairment test, there have been no events or changes in circumstances to indicate a potential impairment.

10.	OTHER ASSETS

Other assets at December 31, 2014 and 2013 consisted of the following (in thousands):

	2014	2013
Deferred debt issuance costs	$27,204	$16,465
Security deposits	12,368	10,617
Deferred tax assets	8,548	7,055
Other	9,228	6,432
Total	$57,348	$40,569

Deferred debt issuance costs arose from (i) the $1.0 billion aggregate principal amount of 1.0% Convertible Senior Notes, due March 15, 2018, issued in March 2012; (ii) a $1.0 billion revolving credit facility entered into in October 2011; (iii) the $575.0 million aggregate principal amount of 1.25% Convertible Senior Notes, due March 15, 2015, issued in March 2010; (iv) the $1.0 billion aggregate principal amount of 0.35% Convertible Senior Notes, due June 15, 2020, issued in May 2013; (v) the $1.0 billion aggregate principal amount of 0.9% Convertible Senior Notes, due September 15, 2021, issued in August 2014; and (vi) the 1.0 billion Euro aggregate principal amount of 2.375% Senior Notes, due September 23, 2024, issued in September 2014.  Deferred debt issuance costs are being amortized using the effective interest rate method and the period of amortization was determined at inception of the related debt agreements based upon the stated maturity dates. Unamortized debt issuance costs written off to interest expense in the years ended December 31, 2014 and 2013 related to early conversion of convertible debt and amounted to $0.5 million and $2.4 million, respectively.

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

The Company funded the acquisition of OpenTable in July 2014 from cash on hand in the United States and $995 million borrowed under the Company's revolving credit facility, which the Company repaid during the third quarter of 2014. As of December 31, 2014 and 2013, there were no borrowings under the facility, and approximately $4.0 million and $2.2 million, respectively, of letters of credit issued under the facility.

Outstanding Debt

Outstanding debt as of December 31, 2014 consisted of the following (in thousands):

December 31, 2014	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
Short-term debt:
1.25% Convertible Senior Notes due March 2015	$37,524	$(329)	$37,195

Long-term debt:
1.0% Convertible Senior Notes due March 2018	$1,000,000	$(74,834)	$925,166
0.35% Convertible Senior Notes due June 2020	1,000,000	(138,114)	861,886
0.9% Convertible Senior Notes due September 2021	1,000,000	(136,299)	863,701
2.375% (€1 Billion) Senior Notes due September 2024	1,210,068	(11,065)	1,199,003
Total long-term debt	$4,210,068	$(360,312)	$3,849,756

Outstanding debt as of December 31, 2013 consisted of the following (in thousands):

December 31, 2013	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
Short-term debt:
1.25% Convertible Senior Notes due March 2015	$160,464	$(8,533)	$151,931

Long-term debt:
1.0% Convertible Senior Notes due March 2018	$1,000,000	$(96,797)	$903,203
0.35% Convertible Senior Notes due June 2020	1,000,000	(161,156)	838,844
Total long-term debt	$2,000,000	$(257,953)	$1,742,047

Based upon the closing price of the Company's common stock for the prescribed measurement periods during the three months ended December 31, 2013, the contingent conversion threshold on the 2015 Notes (as defined below) was exceeded.

The 2015 Notes became convertible on December 15, 2014, at the option of the holders, and will remain convertible until the scheduled trading day immediately preceding the maturity date of March 15, 2015, regardless of the Company's stock price. Therefore, the 2015 Notes were convertible at the option of the holders as of December 31, 2014 and 2013, and accordingly the Company reported the carrying value of the 2015 Notes as a current liability as of December 31, 2014 and 2013. Since these notes are convertible at the option of the holders and the principal amount is required to be paid in cash, the difference between the principal amount and the carrying value is reflected as convertible debt in the mezzanine section on the Company's Consolidated Balance Sheet. Therefore, with respect to the 2015 Notes, the Company reclassified the unamortized debt discount for these 1.25% Notes in the amount of $0.3 million and $8.5 million before tax as of December 31, 2014 and 2013, respectively, from additional paid-in-capital to convertible debt in the mezzanine section on the Company's Consolidated Balance Sheet.

The contingent conversion thresholds on the 2018 Notes (as defined below), the 2020 Notes (as defined below) and the 2021 Notes (as defined below) were not exceeded at December 31, 2014 or December 31, 2013, and therefore these Notes are reported as a non-current liability on the Consolidated Balance Sheet.

Fair Value of Debt

As of December 31, 2014 and 2013, the estimated market value of the outstanding Senior Notes was approximately $4.8 billion and $3.1 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 5). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period.  A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the Convertible Senior Notes.

Convertible Debt

If the note holders exercise their option to convert, the Company is required to deliver cash to repay the principal amount of the notes and may deliver shares of common stock or cash, at its option, to satisfy the conversion value in excess of the principal amount.  In cases where holders decide to convert prior to the maturity date, the Company writes off the proportionate amount of remaining debt issuance costs to interest expense.  In the year ended December 31, 2014, the Company paid $122.9 million to satisfy the aggregate principal amount due and issued 300,256 shares of its common stock and paid cash of $2.2 million in satisfaction of the conversion value in excess of the principal amount for debt converted prior to maturity. In the year ended December 31, 2013, the Company delivered cash of $414.6 million to repay the principal amount and issued 972,235 shares of its common stock in satisfaction of the conversion value in excess of the principal amount for convertible debt that was converted prior to maturity.

Description of Senior Convertible Notes

In August 2014, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due September 15, 2021, with an interest rate of 0.9% (the "2021 Notes"). The Company paid $11.0 million in debt issuance costs during the year ended December 31, 2014, related to this offering. The 2021 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of approximately $2,055.50 per share. The 2021 Notes are convertible, at the option of the holder, prior to September 15, 2021, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2021 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2021 Notes in an aggregate value ranging from $0 to approximately $375 million depending upon the date of the transaction and the then current stock price of the Company. As of June 15, 2021, holders will have the right to convert all or any portion of the 2021 Notes. The 2021 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2021 Notes for cash in certain circumstances.  Interest on the 2021 Notes is payable on March 15 and September 15 of each year.

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

In March 2010, the Company issued in a private placement $575.0 million aggregate principal amount of Convertible Senior Notes due March 15, 2015, with an interest rate of 1.25% (the "2015 Notes").  The Company paid $13.3 million in debt issuance costs associated with the 2015 Notes for the year ended December 31, 2010.  The 2015 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of approximately $303.06 per share.  The 2015 Notes are convertible, at the option of the holder, prior to March 15, 2015, upon the occurrence of specified events, including, but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the applicable conversion price in effect for the notes on the last trading day of the immediately preceding quarter. The 2015 Notes are currently convertible and will remain convertible until the trading day prior to the maturity date of March 15, 2015, regardless of the Company's stock price. The 2015 Notes may not be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the 2015 Notes for cash in certain circumstances. Interest on the 2015 Notes is payable on March 15 and September 15 of each year.

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

Debt discount after tax of $69.1 million ($115.2 million before tax) net of financing costs associated with the equity component of convertible debt of $1.6 million after tax were recorded in additional paid-in capital related to the 2015 Notes in March 2010. Debt discount after tax of $80.9 million ($135.2 million before tax) net of financing costs associated with the equity component of convertible debt of $2.8 million after tax were recorded in additional paid-in capital related to the 2018 Notes in March 2012. Debt discount after tax of $92.4 million ($154.3 million before tax) and financing costs associated with the equity component of convertible debt of $0.1 million after tax were recorded in additional paid-in capital related to the 2020 Notes at June 30, 2013. Debt discount after tax of $82.5 million ($142.9 million before tax) net of financing costs associated with the equity component of convertible debt of $1.6 million after tax were recorded in additional paid-in capital related to the 2021 Notes at December 31, 2014.

For the years ended December 31, 2014, 2013 and 2012, the Company recognized interest expense of $75.3 million, $78.2 million and $59.4 million, respectively, related to convertible notes, comprised of $17.1 million, $17.7 million and $15.2 million, respectively, for the contractual coupon interest, $54.4 million, $55.7 million and $39.8 million, respectively, related to the amortization of debt discount and $3.8 million, $4.8 million and $4.4 million, respectively, related to the amortization of debt issuance costs.  For the years ended December 31, 2014 and 2013, included in the amortization of debt discount mentioned above was $2.6 million and $1.5 million, respectively, of original issuance discount amortization related to the 2020 Notes. In addition, the Company incurred interest expense for the write off of unamortized debt issuance costs related to debt conversions of $0.5 million and $2.4 million for the years ended December 31, 2014 and 2013, respectively. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt.  The weighted-average effective interest rates for the years ended December 31, 2014, 2013, and 2012 are 3.5%, 4.5% and 4.8%, respectively.

In addition, if the Company's convertible debt is redeemed or converted prior to maturity, a gain or loss on extinguishment is recognized.  The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value.  To estimate the fair value of the debt at the conversion date, the Company estimated its straight debt borrowing rate, considering its credit rating and straight debt of comparable corporate issuers.  For the year ended December 31, 2014 and 2013, the Company recognized non-cash losses of $6.3 million ($3.8 million after tax) and $26.7 million ($16.2 million after tax), respectively, in "Foreign currency transactions and other" in the Consolidated Statements of Operations in connection with the conversion of the 2015 Notes.

Euro Denominated Debt

In September 2014, the Company issued Senior Notes due September 23, 2024, with an interest rate of 2.375% (the "2024 Notes") for an aggregate principal amount of 1.0 billion Euros. The 2024 Notes were issued with an initial discount of 9.4 million Euros. In addition, the Company paid $6.5 million in debt issuance costs during the year ended December 31, 2014. Interest on the 2024 Notes is payable annually on September 23, beginning September 23, 2015. Subject to certain limited exceptions, all payments of interest and principal, including payments made upon any redemption of the 2024 Notes, will be made in Euros.

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
For the year ended December 31, 2014, the Company recognized interest expense of $8.6 million related to the 2024 Notes.  The remaining period for amortization of debt discount and debt issuance costs is the stated maturity date for this debt. The effective interest rate for the year ended December 31, 2014 was 2.5%.

12.	TREASURY STOCK

In the second quarter of 2013, the Company's Board of Directors authorized a program to purchase $1.0 billion of the Company's common stock, in addition to amounts previously authorized. In the second quarter of 2013, the Company repurchased 431,910 shares for an aggregate cost of $345.5 million in privately negotiated, off-market transactions and in the third and fourth quarters of 2014, the Company repurchased 114,645 shares of its common stock in privately negotiated, off-market transactions and 438,897 shares of its common stock in the open market for aggregate costs of $147.3 million and $500.0 million, respectively, related to this authorization. The Company has $7.2 million remaining to repurchase common stock related to this authorization.

In connection with the issuance of the 2018 Notes, the Company repurchased 263,913 shares in the first quarter of 2012 for an aggregate cost of $166.2 million.

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

The Board of Directors has also given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  In the years ended December 31, 2014, 2013 and 2012, the Company repurchased 77,761, 113,503, and 141,229 shares at an aggregate cost of approximately $103.1 million, $78.8 million and $90.8 million, respectively, to satisfy employee withholding taxes related to stock-based compensation.

The Company may make additional repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. On February 5, 2015, the Company's Board of Directors authorized the Company to repurchase up to an additional $3.0 billion of the Company's common stock. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined in the Company's complete discretion.  As of December 31, 2014, there were approximately 9.9 million shares of the Company's common stock held in treasury.

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

A reconciliation of redeemable noncontrolling interests for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	2013	2012
Balance, beginning of period	$160,287	$127,045
Net income attributable to noncontrolling interests	135	4,471
Fair value adjustments(1)	42,522	84,693
Purchase of subsidiary shares at fair value(1)	(192,530)	(61,079)
Currency translation adjustments	(10,414)	5,157
Balance, end of period	$—	$160,287
_____________________________

(1)        The fair value of the redeemable noncontrolling interests was determined by industry peer comparable analysis and a discounted cash flow valuation model.

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The table below provides the balances for each classification of accumulated other comprehensive income (loss) as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Foreign currency translation adjustments, net of tax (1)	$(102,758)	$84,598
Net unrealized gain (loss) on investment securities, net of tax (2)	(157,144)	131
Accumulated other comprehensive income (loss)	$(259,902)	$84,729
 _____________________________
(1)        Foreign currency translation adjustments, net of tax, includes net losses from fair value adjustments at December 31, 2014 of $37.8 million after tax ($57.8 million before tax) and a net losses from fair value adjustments at December 31, 2013 of $58.7 million after tax ($98.8 million before tax) associated with derivatives designated as net investment hedges (see Note 5).

Foreign currency translation adjustments, net of tax, includes foreign currency transaction gains at December 31, 2014 of $48.3 million after tax ($83.8 million before tax) associated with the Company's 2024 Notes, which are Euro denominated debt, designated as a net investment hedge (see Note 11).

The remaining balance in currency translation adjustments excludes income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its non-U.S. subsidiaries outside of the United States.

(2)         The unrealized loss before tax at December 31, 2014 was $164.7 million compared to an unrealized gain before tax at December 31, 2013 of $0.2 million.

15.	INCOME TAXES

International pre-tax income was $2.9 billion, $2.2 billion and $1.7 billion for the years ended December 31, 2014, 2013 and 2012, respectively. Domestic pre-tax income was $98.4 million, $48.5 million, and $95.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.

The income tax expense (benefit) for the year ended December 31, 2014 is as follows (in thousands):

	Current	Deferred	Total
International	$496,719	$(10,613)	$486,106
U.S. Federal	10,316	47,847	58,163
U.S. State	28,953	(5,527)	23,426
Total	$535,988	$31,707	$567,695

The income tax expense (benefit) for the year ended December 31, 2013 is as follows (in thousands):

	Current	Deferred	Total
International	$396,162	$(16,314)	$379,848
U.S. Federal	5,250	11,454	16,704
U.S. State	13,431	(6,244)	7,187
Total	$414,843	$(11,104)	$403,739

The income tax expense (benefit) for the year ended December 31, 2012 is as follows (in thousands):

	Current	Deferred	Total
International	$302,352	$(13,792)	$288,560
U.S. Federal	3,681	37,956	41,637
U.S. State	12,203	(4,568)	7,635
Total	$318,236	$19,596	$337,832

The Company has significant deferred tax assets, resulting principally from U.S. net operating loss carryforwards ("NOLs"). The amount of NOLs available for the Company's use is limited by Section 382 of the Internal Revenue Code ("IRC Section 382"). IRC Section 382 imposes limitations on the availability of a company's NOLs after a more than 50% ownership change occurs.  It was determined that ownership changes, as defined in IRC Section 382 have occurred. The amount of the Company's NOLs incurred prior to each ownership change is limited based on the value of the Company on the respective dates of ownership change.

At December 31, 2014, after considering the impact of IRC Section 382, the Company had approximately $1.2 billion of available NOL's for U.S. federal income tax purposes, comprised of approximately $22 million of NOLs generated from operating losses and approximately $1.2 billion of NOLs generated from equity-related transactions, including equity-based compensation and stock warrants. The NOLs mainly expire from December 31, 2019 to December 31, 2021.  The utilization of these NOLs is dependent upon the Company's ability to generate sufficient future taxable income in the United States. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Deferred tax assets/(liabilities):
Net operating loss carryforward — U.S.	$176,786	$263,994
Net operating loss carryforward — International	22,353	21,660
Fixed assets	—	818
Accrued expenses	41,117	22,708
Stock-based compensation and other stock based payments	54,935	40,346
Other	24,456	33,530
Subtotal	319,647	383,056

Discount on convertible notes	(141,193)	(97,550)
Intangible assets and other	(856,807)	(356,669)
Euro denominated debt	(35,441)	—
Fixed assets	(3,409)	—
Less valuation allowance on deferred tax assets	(161,997)	(173,558)
Net deferred tax assets (liabilities)(1)	$(879,200)	$(244,721)

(1)   Includes non-current deferred tax assets of $8.5 million and $7.1 million as of December 31, 2014 and 2013, respectively, reported in "Other assets" on the Consolidated Balance Sheets and current deferred tax liabilities of $1.2 million and $38 thousand as of December 31, 2014 and 2013, respectively, reported in "Accrued expenses and other current liabilities" on the Consolidated Balance Sheets.

The valuation allowance on deferred tax assets of $162.0 million at December 31, 2014 includes $140.4 million related to U.S. federal net operating loss carryforwards derived from equity transactions and $21.6 million related to international operations.  Additionally, since January 1, 2006, the Company has generated additional federal tax benefits of

$250.0 million related to equity transactions that are not included in the deferred tax asset table above.  Pursuant to accounting guidance, these tax benefits related to equity deductions will be recognized by crediting paid in capital, if and when they are realized by reducing the Company's current income tax liability.

It is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations.  Thus at December 31, 2014, no provision had been made for U.S. taxes on approximately $7.3 billion of international earnings because such earnings are intended to be indefinitely reinvested outside of the United States.  It is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not indefinitely reinvested.

At December 31, 2014, the Company has approximately $673.4 million of U.S. state net operating loss carryforwards that expire mainly between December 31, 2020 and December 31, 2033, $131.2 million of non-U.S. net operating loss carryforwards, of which $49.3 million expire between December 31, 2019 and December 31, 2021 and $3.7 million which expire between December 31, 2028 and December 31, 2030, and $1.7 million of foreign capital allowance carryforwards that do not expire.  At December 31, 2014, the Company also had approximately $29.6 million of U.S. research credit carryforwards that mainly expire between December 31, 2033 and December 31, 2034 and are also subject to annual limitation.

A significant portion of the Company's taxable earnings are derived from the Netherlands. Under Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%.  Booking.com obtained a ruling from the Dutch tax authorities in February 2011 confirming that a portion of its earnings ("qualifying earnings") is eligible for Innovation Box Tax treatment.  The ruling from the Dutch tax authorities is valid until December 31, 2017.

The effective income tax rate of the Company is different from the amount computed using the expected U.S. statutory federal rate of 35% as a result of the following items (in thousands):

	2014	2013	2012
Income tax expense at federal statutory rate	$1,046,307	$803,788	$616,654
Adjustment due to:
Foreign rate differential	(289,692)	(226,894)	(175,932)
Innovation Box Tax benefit	(233,545)	(177,195)	(118,916)
Other	44,625	4,040	16,026
Income tax expense	$567,695	$403,739	$337,832

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

The following is a reconciliation of the total amount of unrecognized tax benefits (in thousands):

	2014	2013	2012
Unrecognized tax benefit — January 1	$22,104	$7,343	$3,192
Gross increases — tax positions in current period	9,305	8,597	4,423
Gross increases — tax positions in prior periods	6,569	3,507	343
Increase acquired in business combination	17,767	7,089	—
Gross decreases — tax positions in prior periods	(2,164)	(495)	(615)
Reduction due to lapse in statute of limitations	(346)	(3,937)	—
Reduction due to settlements during the current period	(879)	—	—
Unrecognized tax benefit — December 31	$52,356	$22,104	$7,343

The unrecognized tax benefits are included in "Other long-term liabilities" on the Consolidated Balance Sheets for the years ended December 31, 2014 and 2013. The Company does not expect further significant changes in the amount of unrecognized tax benefits during the next twelve months.

The Company's Netherlands, U.S. federal and Connecticut, Singapore, and U.K. income tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities as prescribed by applicable statute. The statute of limitations remains open for: the Company's Netherlands returns from 2008 and forward; the Company's Singapore returns from 2011 and forward; the Company's U.S. Federal and Connecticut returns from 2011 and forward; and the Company's U.K. returns for the tax years 2008, 2013, and 2014. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute in the major taxing jurisdictions in which the company is a taxpayer.

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

On March 31, 2014, Skyscanner, a meta-search site based in the United Kingdom, filed an appeal in the Competition Appeal Tribunal ("CAT") against the OFT's decision to accept the Commitments. Booking.com intervened in support of the CMA in the CAT. In its decision dated September 26, 2014, the CAT found that the CMA was wrong to reject Skyscanner's arguments about the negative impact of the Commitments on its business and price transparency generally without properly exploring these arguments. The CAT's decision vacates the CMA's Commitments decision and remits the matter to the CMA for reconsideration in accordance with the CAT's ruling. The CMA did not appeal the CAT's decision. It is uncertain what action the CMA will take in response to the CAT's ruling, which could involve re-opening, closing or suspending the investigation.

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

On December 15, 2014, the French, Italian and Swedish national competition authorities, working in close cooperation with the European Commission, announced their intention to seek public feedback on commitments offered by Booking.com in connection with investigations of Booking.com's rate parity provisions in its contractual arrangements with accommodation providers. If the proposed commitments are accepted by the French, Italian and Swedish competition authorities, the investigations in those countries will be closed with no finding of infringement or admission of wrongdoing and no imposition of a fine. Under the terms of the proposed commitments, Booking.com would replace its existing price parity agreements with accommodation providers - sometimes also referred to as "most favored nation" or "MFN" provisions - with "narrow" price parity agreements. Under the "narrow" price parity agreement, an accommodation provider would still be required to offer the same or better rates on Booking.com as it offered to a consumer directly, but it would no longer be required to offer the same or better rates on Booking.com as it offered to other on-line travel companies. If the commitments are accepted by the French, Italian and Swedish competition authorities after they have been market tested, Booking.com will implement the commitments within six months of their being accepted. The Company is currently unable to predict the outcome of the market test of the proposed commitments offered in France, Italy and Sweden or the impact the proposed commitments in France, Italy and Sweden will have on the on-going investigations in other European countries or how its business may be affected by the proposed commitments if accepted. The Company notes that the German competition authority has required Hotel Reservation Service to remove its rate parity clause from its contracts with hotels, and Hotel Reservation Service's initial appeal was denied. To the extent that regulatory authorities require changes to the Company's business practices or to those currently common to the industry, the Company's business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding any such investigations could adversely affect the Company's brands and therefore its market share and results of operations.

Lawsuits Alleging Antitrust Violations

On August 20, 2012, one complaint was filed on behalf of a putative class of persons who purchased hotel room reservations from certain hotels (the "Hotel Defendants") through certain OTC defendants, including the Company.  The initial complaint, Turik v. Expedia, Inc., Case No. 12-cv-4365, filed in the U.S. District Court for the Northern District of California, alleged that the Hotel Defendants and the OTC defendants violated U.S. federal and state laws by entering into a conspiracy to enforce a minimum resale price maintenance scheme pursuant to which putative class members paid inflated prices for hotel room reservations that they purchased through the OTC defendants.  Thirty-one other complaints containing similar allegations were filed in a number of federal jurisdictions across the country. Plaintiffs in these actions sought treble damages and injunctive relief.

The Judicial Panel on Multidistrict Litigation ("JPML") consolidated all of the pending cases under 28 U.S.C. §1407 before Judge Boyle in the U.S. District Court for the Northern District of Texas. On May 1, 2013, an amended consolidated complaint was filed.

On February 18, 2014, Judge Boyle dismissed the amended consolidated complaint without prejudice. On October 27, 2014 the court denied plaintiffs' motion for leave to file a proposed Second Consolidated Amended Complaint, and on October 28, 2014 the court issued a final judgment dismissing the case with prejudice. The time to appeal the court's October 27, 2014 decision has expired and the matter is closed.

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

In connection with some of these tax audits and assessments, the Company may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the laws in judicial proceedings.  This requirement is commonly referred to as "pay to play" or "pay first."  For example, the City and County of San Francisco assessed the Company approximately $3.4 million (an amount that includes interest and penalties) relating to hotel occupancy taxes, which the Company paid in July 2009, and issued a second assessment totaling approximately $2.7 million, which the Company paid in January 2013.  Payment of these amounts, if any, is not an admission that the Company believes it is subject to such taxes.  In the San Francisco action, for example, the court ruled in February 2013 that the Company and OTCs do not owe transient accommodations tax to the city and ordered the city to refund the amount paid in July 2009; the Company also is seeking a refund of the amount paid in January 2013. San Francisco has appealed the court's ruling and has not refunded the amount paid in July 2009 pending resolution of the appeal. The matter has been stayed while the appeal in another case with the City of San Diego is pending before the California Supreme Court.

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  For example, in January 2013, the Tax Appeal Court for the State of Hawaii held that the Company and other OTCs are not liable for the State's transient accommodations tax, but held that the OTCs, including the Company, are liable for the State's general excise tax on the full amount the OTC collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel. The Company recorded an accrual for travel transaction taxes (including estimated interest and penalties), with a corresponding charge to cost of revenues, of approximately $16.5 million in December 2012 and approximately $18.7 million in the three months ended March 31, 2013, primarily related to this ruling. During the years ended December 31, 2013 and December 31, 2014, the Company paid approximately $20.6 million and $2.2 million, respectively, to the State of Hawaii related to this ruling. The Company has filed an appeal now pending before the Hawaii Supreme Court.

Other adverse rulings include a decision in September 2012, in which the Superior Court in the District of Columbia granted summary judgment in favor of the District and against the OTCs ruling that tax is due on the OTCs' margin and service fees, which the Company is appealing. As a result, the Company increased its accrual for travel transaction taxes (including estimated interest), with a corresponding charge to cost of revenues, by approximately $4.8 million in September 2012 and by approximately $5.6 million in the three months ended March 31, 2013. Also, in July 2013, the Circuit Court of Cook County, Illinois, ruled that the Company and the other OTCs are liable for tax and other obligations under the Chicago Hotel Accommodations Tax. In July 2014, the Company resolved all claims in this case through settlement and the claims against the Company were dismissed on September 3, 2014. In addition, in October 2009, a jury in a San Antonio class action found that the Company and the other OTCs that are defendants in the lawsuit "control" hotels for purposes of the local hotel occupancy tax ordinances at issue and are, therefore, subject to the requirements of those ordinances. The Company intends to vigorously appeal the trial court's judgment when it becomes final.

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

To the extent that any tax authority succeeds in asserting that the Company's services are subject to travel transaction taxes and that the Company has a tax collection responsibility for those taxes, or the Company determines that it has such a responsibility, with respect to future transactions the Company may collect any such additional tax obligation from its customers, which would have the effect of increasing the cost of travel reservations to its customers and, consequently, could make the Company's travel reservation services less competitive (as compared to the services of other OTCs or travel service providers) and reduce the Company's travel reservation transactions; alternatively, the Company could choose to reduce the compensation for its services.  Either action could have a material adverse effect on the Company's business and results of operations.

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
Accrual for Travel Transaction Taxes
 As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $52 million at December 31, 2014 compared to approximately $55 million at December 31, 2013. The Company's legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

The Company intends to vigorously defend against the claims in all of the proceedings described below.

Statewide Class Actions and Putative Class Actions

Such actions include:

•	City of Los Angeles, California v. Hotels.com, Inc., et al. (California Superior Court, Los Angeles County; filed in December 2004); (California Court of Appeal; appeal filed in March 2014);

•	City of San Antonio, Texas v. Hotels.com, L.P., et al. (U.S. District Court for the Western District of Texas; filed in May 2006);

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

•	City of Columbia, South Carolina, et al. v. Hotelguides.com, Inc. et al. (Court of Common Pleas, Ninth Judicial Circuit, County of Charleston; filed in July 2013); and

•	City of Charleston, et al. v. Hotelguides.com, Inc. et al. (Court of Common Pleas for Charleston County, South Carolina; filed January 2014).

Actions Filed on Behalf of Individual Cities, Counties and States

Such actions include:

•
City of San Diego, California v. Hotels.com L.P., et al. (California Superior Court, San Diego County; filed in September 2006) (Superior Court of California, Los Angeles County) (California Court of Appeal; appeal filed in August 2012); (California Supreme Court; petition for review granted in July 2014);

•
City of Atlanta, Georgia v. Hotels.com L.P., et al. (Superior Court of Fulton County, Georgia; filed in March 2006); (Court of Appeals of the State of Georgia; appeal filed in January 2007); (Georgia Supreme Court; further appeal filed in December 2007; petition for writs of mandamus and prohibition filed in December 2012; further appeal filed in November 2013 but transferred to Georgia Court of Appeals in July 2014);

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

•
Montana Department of Revenue v. Priceline.com, Inc., et al. (First Judicial District Court of Lewis and Clark County, Montana; filed in November 2010); (Montana Supreme Court; appeal filed in May 2014);

•	District of Columbia v. Expedia, Inc., et al. (Superior Court of District of Columbia; filed in March 2011); (District of Columbia Court of Appeals; appeal filed in March 2014);

•	Volusia County, et al. v. Expedia, Inc., et al. (Circuit Court for Volusia County, Florida; filed in April 2011);

•	Town of Breckenridge, Colorado v. Colorado Travel Company, LLC, et al. (District Court for Summit County, Colorado; filed in July 2011);

•	County of Nassau v. Expedia, Inc., et al. (Supreme Court of Nassau County, New York; filed in September 2011); (Appellate Division, Second Department; appeal filed in April 2013);

•	State of Mississippi v. Priceline.com Inc., et al., (Chancery Court of Hinds County, Mississippi; filed in January 2012);

•	Fargo v. Expedia, Inc. et al. (District Court for the County of Cass; filed in February 2013)

•	Village of Bedford Park, et al. v. Expedia, Inc. et al. (U.S. District Court for the Northern District of Illinois; filed in July 2013);

•	Department of Revenue, Finance and Administration Cabinet, Commonwealth of Kentucky v. Expedia Inc., et al. (Franklin Circuit Court, Kentucky; filed in July 2013);

•	State of New Hampshire v. priceline.com Inc., et al. (Merrimack Superior Court; filed in October 2013);

•	Puerto Rico Tourism Company v. Priceline.com Incorporated, et al. (U.S. District Court for the District of Puerto Rico; filed in April 2014); and

•	City of Phoenix, et al. v. Priceline.com Inc., et al. (Arizona Tax Court; filed in August 2014).

Judicial Actions Relating to Assessments Issued by Individual Cities, Counties and States

The Company may seek judicial review of assessments issued by an individual city or county. Currently pending actions seeking such a review include:

•
Priceline.com, Inc., et al. v. Broward County, Florida (Second Judicial Circuit, Leon County, Florida; filed in January 2009); (Florida First District Court of Appeal; filed in February 2013); (Florida Supreme Court; notice to invoke jurisdiction filed in February 2014);

•	Priceline.com, Inc. v. Indiana Department of State Revenue (Indiana Tax Court; filed in March 2009);

•
Priceline.com, Inc., et al. v. City and County of San Francisco, California, et al. (California Superior Court, County of Los Angeles; filed in June 2009); (California Court of Appeal; appeal filed in December 2013); Priceline.com, Inc. v. City and County of San Francisco, California, et al. (California Superior Court, County of Los Angeles; filed in November 2013);

•	Priceline.com, Inc. v. Miami-Dade County, Florida, et al. (Eleventh Judicial Circuit Court for Miami-Dade, County, Florida; filed in December 2009);

•	priceline.com Incorporated, et al. v. Osceola County, Florida, et al. (Second Judicial Circuit, Leon County, Florida; filed in January 2011);

•
In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of the Tax Appeal of Travelweb LLC  (Tax Appeal Court of the State of Hawaii; filed in March 2011) (Hawaii Supreme Court; appeal transferred in December 2013); In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of the Tax Appeal of Travelweb LLC (Tax Appeal Court of the State of Hawaii, filed in July 2012) (Hawaii Supreme Court; appeal transferred in December 2013); In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of Tax Appeal of Travelweb LLC (Tax Appeal Court of the State of Hawaii, filed in June 2013); In the Matter of the Tax Appeal of priceline.com Inc. and In the Matter of Tax Appeal of Travelweb LLC (Tax Appeal Court of the State of Hawaii; filed in January 2014); In the Matter of the Appeal of priceline.com Incorporated (Tax Appeal Court of the State of Hawaii; filed in August 2014);

•	Expedia, Inc. et al. v. City of Portland (Circuit Court for Multnomah County, Oregon, filed in February 2012);

•
Expedia, Inc., et al. v. City and County of Denver, et al. (District Court for Denver County, Colorado, filed in March 2012); (Colorado Court of Appeal; appeal filed in April 2013); (Colorado Supreme Court; petition for review filed in August 2014); and

•	Expedia, Inc., et al. v. Oregon Department of Revenue (Oregon Tax Court; filed in September 2013).

Administrative Proceedings and Other Possible Actions

At various times, the Company has also received inquiries or proposed tax assessments from municipalities and other taxing jurisdictions relating to the Company's charges and remittance of amounts to cover state and local travel transaction taxes.  Among others, the City of Paradise Valley, Arizona; fifteen cities (and one county) in Colorado; Arlington, Texas; Lake County, Indiana; and state tax officials from Arkansas, Colorado, Louisiana, Maine, Maryland, Michigan, Minnesota, South Carolina, South Dakota, Texas, Vermont, West Virginia and Wisconsin have begun formal or informal administrative procedures or stated that they may assert claims against the Company relating to allegedly unpaid state or local travel transaction taxes.  Between 2008 and 2010, the Company received audit notices from more than forty cities in the state of California.  The audit proceedings in those cities have not been active but have not been formally closed.  The Company has also been contacted for audit by five counties in the state of Utah.

Patent Infringement

On February 9, 2015, International Business Machines Corporation ("IBM") filed a complaint in the U.S. District Court for the District of Delaware against The Priceline Group Inc. and its subsidiaries KAYAK Software Corporation, OpenTable, Inc. and priceline.com LLC (the "Subject Companies").  In the complaint, IBM alleges that the Subject Companies have infringed and continue to willfully infringe certain IBM patents that IBM claims relate to the presentation of applications and advertising in an interactive service, preserving state information in online transactions and single sign-on processes in a computing environment and seeks unspecified damages (including a request that the amount of compensatory damages be trebled), injunctive relief and costs and reasonable attorneys’ fees.  The Company believes the claims to be without merit and intends to contest them vigorously.

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

Contingent Consideration for Business Acquisitions (see Note 20)

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

Operating Leases

The Company leases certain facilities and equipment through operating leases.  Rental expense for leased office space was approximately $57.2 million, $40.0 million and $30.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Rental expense for leased facility space was approximately $15 million, $13 million and $11 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company's headquarters and the headquarters of the priceline.com business are located in Norwalk, Connecticut, United States of America, where the Company leases approximately 70,000 square feet of office space. The Booking.com business is headquartered in Amsterdam, Netherlands, where the Company leases approximately 202,000 square feet of office space; the KAYAK business is headquartered in Stamford, Connecticut, United States of America, where the Company leases approximately 18,000 square feet of office space; the agoda.com business has significant support operations in Bangkok, Thailand, where the Company leases approximately 118,000 square feet of office space; the OpenTable business is headquartered in San Francisco, California, United States of America, where the Company leases approximately 51,000 square feet of office space; and the rentalcars.com business is headquartered in Manchester, England, where the Company leases approximately 63,000 square feet of office space.  The Company leases additional office space to support its operations in various locations around the world, including hosting and data center facilities in the United States, the United Kingdom, Switzerland, the Netherlands and Hong Kong and sales and support facilities in numerous locations.

The Company does not own any real estate as of December 31, 2014. Minimum payments for operating leases for office space, data centers and equipment having initial or remaining non-cancellable terms in excess of one year have been translated into U.S. Dollars at the December 31, 2014 spot exchange rates, as applicable, and are as follows (in thousands):

2015	2016	2017	2018	2019	After 2019	Total
$79,902	$73,853	$59,583	$50,239	$42,918	$130,891	$437,386

17.	BENEFIT PLANS

The Company maintains a defined contribution 401(k) savings plan (the "Plan") covering certain U.S. employees. In connection with acquisitions, effective as of the date of such acquisitions, the Company assumed defined contribution plans covering the U.S. employees of the acquired companies. The Company also maintains certain other defined contribution plans outside of the United States for which it provides contributions for participating employees.  The Company's matching contributions during the years ended December 31, 2014, 2013 and 2012 were approximately $6.2 million, $5.8 million and $5.0 million, respectively.

18.	GEOGRAPHIC INFORMATION

The Company's international information consists of the results of Booking.com, agoda.com and rentalcars.com and the results of the internationally based websites of KAYAK since May 21, 2013 and OpenTable since July 24, 2014 (in each case regardless of where the consumer resides, where the consumer is physically located while making a reservation or the location of the travel service provider or restaurant). The Company's geographic information is as follows (in thousands):

	United States	The Netherlands	Other	Total Company
2014
Revenues	$1,798,484	$5,519,207	$1,124,280	$8,441,971
Intangible assets, net	2,183,957	108,650	42,154	2,334,761
Goodwill	2,712,479	224,731	389,264	3,326,474
Other long-lived assets	80,668	97,056	77,915	255,639

2013
Revenues	$1,769,696	$4,103,393	$920,217	$6,793,306
Intangible assets, net	838,494	123,847	57,644	1,019,985
Goodwill	1,247,686	156,261	363,965	1,767,912
Other long-lived assets	49,750	61,164	64,708	175,622

2012
Revenues	$1,661,710	$2,675,976	$923,270	$5,260,956
Intangible assets, net	1,337	137,255	69,521	208,113
Goodwill	37,306	149,464	335,902	522,672
Other long-lived assets	76,623	37,035	42,924	156,582

19.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)

2014

Total revenues(1)	$1,641,802	$2,123,575	$2,836,497	$1,840,097

Gross profit	1,406,471	1,882,996	2,619,978	1,674,685

Net income	331,218	576,451	1,062,253	451,831

Net income applicable to common stockholders	331,218	576,451	1,062,253	451,831

Net income applicable to common stockholders per basic common share	$6.35	$11.00	$20.27	$8.65

Net income applicable to common stockholders per diluted common share	$6.25	$10.89	$20.03	$8.56

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)

2013

Total revenues(1)	$1,302,012	$1,680,238	$2,269,903	$1,541,153

Gross profit	1,009,665	1,383,855	1,989,065	1,333,301

Net income	244,292	437,440	832,989	378,077

Net income applicable to common stockholders	244,271	437,326	832,989	378,077

Net income applicable to common stockholders per basic common share	$4.89	$8.62	$16.22	$7.32

Net income applicable to common stockholders per diluted common share	$4.76	$8.39	$15.72	$7.14
_____________________________
(1)          As the Company's retail accommodation business, which recognizes revenue at the completion of the stay, continues to expand, our quarterly results become increasingly impacted by seasonal factors.

20.    ACQUISITIONS

Acquisition activity in 2014

OpenTable, Inc.

On July 24, 2014, the Company acquired OpenTable, Inc., a leading online restaurant reservation business, in a cash transaction. The purchase price of OpenTable was approximately $2.5 billion (approximately $2.4 billion net of cash acquired) or $103.00 per share of OpenTable common stock. The Company funded the acquisition from cash on hand in the United States and $995 million borrowed under the Company's revolving credit facility, which the Company repaid during the third quarter of 2014 (see Note 11 for a description of the credit facility). Also, in connection with this acquisition, the Company assumed unvested employee stock options and restricted stock units with an acquisition fair value of approximately $95 million (see Note 3).

OpenTable has built a strong brand helping diners secure restaurant reservations online at over 32,000 restaurants across the United States and select non-U.S. markets.  OpenTable also helps restaurants manage their reservations and connect directly with their customers.  The Company believes that OpenTable has significant global potential and intends to leverage its international experience and capabilities in support of OpenTable's international growth.

The purchase price allocations were completed as of December 31, 2014. The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows (in millions):

Current assets (1)	$203
Identifiable intangible assets (2)	1,435
Goodwill (3)	1,500
Other long-term assets	38
Total liabilities (4)	(647)
Total consideration	$2,529

(1) Includes cash acquired of $126 million.
(2) Acquired definite-lived intangibles, with a weighted average life of 18.8 years, consisted of trade names of $1.1 billion with an estimated useful life of 20 years, supply and distribution agreements of $290 million with an estimated useful life of 15 years, and technology of $15 million with estimated useful life of 5 years.
(3) Goodwill is not tax deductible.
(4) Includes deferred tax liabilities of $543 million.

The Company's consolidated financial statements include the accounts of OpenTable starting on July 24, 2014. OpenTable's revenues and earnings since the acquisition date and pro forma results of operations have not been presented separately as such financial information is not material to the Company's results of operations.

Other

In the second quarter of 2014, the Company acquired certain businesses that provide hotel marketing services. The Company's consolidated financial statements include the accounts of these businesses starting at their respective acquisition dates. The Company paid approximately $98 million, net of cash acquired, to purchase these businesses. As of December 31, 2014, the Company recognized a liability of approximately $10.7 million for estimated contingent payments related to these acquisitions. The estimated contingent payments are based upon probability weighted average payments for specific performance factors from the acquisition dates through December 31, 2018. The range of undiscounted outcomes for the estimated contingent payments is approximately $0 to $71 million.

The Company incurred $6.9 million of professional fees for the year ended December 31, 2014 related to these consummated acquisitions. These acquisition-related expenses were included in "General and administrative" expenses on the Consolidated Statements of Operations.

Acquisition activity in 2013
KAYAK Software Corporation

On May 21, 2013, the Company acquired 100% of KAYAK Software Corporation in a stock and cash transaction. The purchase value was $2.1 billion ($1.9 billion net of cash acquired). The Company paid $0.5 billion in cash, from cash on hand in the United States, and $1.6 billion in shares of its common stock (based upon the market value of the Company's common stock at the merger date) and the fair value of the assumed vested KAYAK stock options. These assumed vested KAYAK stock options are related to pre-combination service. A significant amount of the aggregate purchase price was allocated to definite-lived intangibles and goodwill.

Also in conjunction with the acquisition, the Company assumed unvested KAYAK employee stock options, which relate to post-combination service, with an acquisition date fair value of $57.4 million (see Note 3).
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

The Company's consolidated financial statements include the accounts of KAYAK starting on May 21, 2013. KAYAK's revenues and earnings since the acquisition date and pro forma results of operations have not been presented as such financial information is not material to the Company's results of operations.

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

•
may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which-disclosures are not necessarily reflected in the agreement;

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

Exhibit Number	Description
2.1(a)	Agreement and Plan of Merger, dated as of November 8, 2012, by and among KAYAK Software Corporation, the Registrant and Produce Merger Sub, Inc.
2.2(b)	Agreement and Plan of Merger, dated as of June 12, 2014, by and among OpenTable, Inc., the Registrant and Rhombus, Inc.
3.1(c)	Restated Certificate of Incorporation of the Registrant.
3.2(d)	Amended and Restated By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1 and 3.2.
4.2(e)	Specimen Certificate for Registrant's Common Stock.
4.3(f)	Indenture, dated as of March 10, 2010, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.4(g)	Indenture, dated as of March 12, 2012, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.5(h)	Indenture, dated as of June 4, 2013, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.6(i)	Indenture, dated as of August 20, 2014, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.7(j)	Form of Indenture for the 2.375% Senior Notes due 2024, between the Registrant and Deutsche Bank Trust Company Americas as Trustee.
4.8(k)	Form of 2.375% Senior Note due 2024.
4.9(l)	Officers' Certificate, dated September 23, 2014, for the 2.375% Senior Notes due 2024.
10.1(m)+	The Priceline Group Inc. 1999 Omnibus Plan (As Amended and Restated Effective June 6, 2013).
10.2(n)+	Form of Stock Option Grant Agreement under the 1999 Omnibus Plan.
10.3(o)+	Form of Restricted Stock Unit Award Agreement for Employees in the Netherlands under the 1999 Omnibus Plan.
10.4(p)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan to non-employee directors.
10.5(q)+	2012 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.6(r)+	2013 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.7(s)+	2014 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.8+	Amended and Restated KAYAK Software Corporation 2012 Equity Incentive Plan.
10.9(t)+	OpenTable, Inc. Amended and Restated 2009 Equity Incentive Award Plan.
10.10(u)+	Buuteeq, Inc. Amended and Restated 2010 Stock Plan.

10.11(v)+	The Priceline Group Inc. Annual Bonus Plan, adopted on February 20, 2007.
10.12(r)+	Form of Non-Competition and Non-Solicitation Agreement.
10.13(w)+	Transition Agreement dated November 7, 2013 by and between the Registrant and Jeffery H. Boyd.
10.14(w)+	Amended and Restated Employment Agreement dated November 7, 2013 by and between the Registrant, Booking.com Holding B.V. and Darren R. Huston.
10.15(w)+	Amended and Restated Non-Competition and Non-Solicitation Agreement dated November 7, 2013 by and between the Registrant and Darren R. Huston.
10.16(x)+	Indemnification Agreement, dated September 12, 2011, by and between the Registrant and Darren R. Huston.
10.17(y)+	Letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.18(z)+	Letter amendment, dated December 16, 2008, to letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.19(z)+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between the Registrant and Peter J. Millones.
10.20(z)+	Amended and Restated Employment Agreement, dated December 18, 2008, by and between the Registrant and Chris Soder.
10.21(x)
Credit Agreement, dated as of October 28, 2011, among the Registrant, the lenders from time to time party thereto, RBS Citizens, N.A., as Documentation Agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as Co‑Syndication Agents and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.22(h)	Purchase Agreement, dated May 29, 2013, between the Registrant and Goldman, Sachs & Co.
10.23(i)	Purchase Agreement, dated August 14, 2014, between The Priceline Group Inc. and Wells Fargo Securities, LLC and Citigroup Global Markets Inc., as the Initial Purchasers.
10.24(k)
Underwriting Agreement, dated September 16, 2014, among the Registrant, Deutsche Bank AG, London Branch, The Royal Bank of Scotland plc, Wells Fargo Securities, LLC, Citigroup Global Markets Limited and Goldman, Sachs & Co.

12.1	Statement of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certification of Darren R. Huston, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(aa)	Certification of Darren R. Huston, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(aa)	Certification of Daniel J. Finnegan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101
The following financial statements from the Company's Annual Report on Form 10‑K for the year ended December 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

____________________________

+	Indicates a management contract or compensatory plan or arrangement.

(a)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on November 9, 2012 (File No. 0-25581).
(b)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 13, 2014 (File No. 0-25581).
(c)	Previously filed as an exhibit to the Current Report on Form 8-K filed on July 18, 2014 (file No. 0-25581).
(d)	Previously filed as an exhibit to the Current Report on Form 8-K filed on April 1, 2014 (File No. 0-25581).
(e)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-69657) filed on March 18, 1999.
(f)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 10, 2010 (File No. 0-25581).
(g)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 12, 2012 (File No. 0-25581).
(h)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 4, 2013 (File No. 0-25581).
(i)	Previously filed as an exhibit to the Current Report on Form 8-K filed on August 20, 2014 (File No. 0-25581).
(j)	Previously filed as an exhibit to the post-effective amendment filed on September 8, 2014 to the Registration Statement on Form S-3 filed on September 2, 2014 (File No. 333-198515).
(k)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 22, 2014 (File No. 0-25581).
(l)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 26, 2014 (File No. 0-25581).
(m)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on June 6, 2013 (File No. 0-25581).
(n)	Previously filed as an exhibit to the Registration Statement on Form S-8 (File No. 333-122414) filed on January 31, 2005.
(o)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on November 8, 2005 (File No. 0-25581).
(p)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 9, 2011 (File No. 0-25581).
(q)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 8, 2012 (File No. 0-25581).
(r)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2013 (File No. 0-25581).
(s)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 7, 2014 (File No. 0-25581).
(t)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2014 (File No. 0-25581).
(u)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed on June 13, 2014 (File No. 333-196756).
(v)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on February 23, 2007 (File No. 0-25581).
(w)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 8, 2013 (File No. 0-25581).
(x)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2011 (File No. 0-25581).
(y)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 21, 2005 (File No. 0-25581).
(z)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2008 (File No. 0-25581).
(aa)	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.