Form 10-Q
period 2015-06-30
Priceline Group Inc.
filed 2015-08-05
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-36691

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

Number of shares of Common Stock outstanding at July 29, 2015:

Common Stock, par value $0.008 per share	50,701,593
(Class)	(Number of Shares)

The Priceline Group Inc.
Form 10-Q

For the Three Months Ended June 30, 2015

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

The Priceline Group Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,888,949	$3,148,651
Restricted cash	1,052	843
Short-term investments	1,299,127	1,142,182
Accounts receivable, net of allowance for doubtful accounts of $22,186 and $14,212, respectively	889,868	643,894
Prepaid expenses and other current assets	508,410	178,050
Deferred income taxes	106,065	153,754
Total current assets	4,693,471	5,267,374
Property and equipment, net	246,102	198,953
Intangible assets, net	2,246,629	2,334,761
Goodwill	3,366,396	3,326,474
Long-term investments	6,395,468	3,755,653
Other assets	79,280	57,348
Total assets	$17,027,346	$14,940,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$367,221	$281,480
Accrued expenses and other current liabilities	903,641	600,758
Deferred merchant bookings	660,272	460,558
Convertible debt	—	37,195
Total current liabilities	1,931,134	1,379,991
Deferred income taxes	991,882	1,040,260
Other long-term liabilities	146,399	103,533
Long-term debt	5,399,966	3,849,756
Total liabilities	8,469,381	6,373,540

Convertible debt	—	329

Stockholders' equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 61,995,793 and 61,821,097 shares issued, respectively	482	480
Treasury stock, 10,863,246 and 9,888,024 shares, respectively	(3,900,011)	(2,737,585)
Additional paid-in capital	5,009,753	4,923,196
Accumulated earnings	7,490,864	6,640,505
Accumulated other comprehensive loss	(43,123)	(259,902)
Total stockholders' equity	8,557,965	8,566,694
Total liabilities and stockholders' equity	$17,027,346	$14,940,563

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Agency revenues	$1,582,153	$1,474,396	$2,781,501	$2,515,540
Merchant revenues	546,013	567,253	1,040,688	1,094,251
Advertising and other revenues	152,231	81,926	298,902	155,586
Total revenues	2,280,397	2,123,575	4,121,091	3,765,377
Cost of revenues	187,491	240,579	355,949	475,910
Gross profit	2,092,906	1,882,996	3,765,142	3,289,467
Operating expenses:
Advertising — Online	770,818	639,655	1,414,034	1,160,503
Advertising — Offline	66,303	58,026	129,885	111,500
Sales and marketing	94,523	75,053	176,467	139,364
Personnel, including stock-based compensation of $60,164, $35,168, $114,172 and $73,971, respectively	289,156	221,852	548,140	416,383
General and administrative	98,945	91,067	199,123	164,048
Information technology	27,156	24,042	52,517	47,266
Depreciation and amortization	67,674	40,287	132,676	78,663
Total operating expenses	1,414,575	1,149,982	2,652,842	2,117,727
Operating income	678,331	733,014	1,112,300	1,171,740
Other income (expense):
Interest income	13,037	1,634	24,633	2,675
Interest expense	(41,547)	(17,106)	(75,026)	(34,851)
Foreign currency transactions and other	(1,444)	(1,777)	(6,287)	(7,746)
Total other income (expense)	(29,954)	(17,249)	(56,680)	(39,922)
Earnings before income taxes	648,377	715,765	1,055,620	1,131,818
Income tax expense	131,345	139,314	205,261	224,149
Net income	$517,032	$576,451	$850,359	$907,669
Net income applicable to common stockholders per basic common share	$10.02	$11.00	$16.43	$17.36
Weighted-average number of basic common shares outstanding	51,589	52,397	51,748	52,275
Net income applicable to common stockholders per diluted common share	$9.94	$10.89	$16.27	$17.12
Weighted-average number of diluted common shares outstanding	52,038	52,955	52,253	53,004

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$517,032	$576,451	$850,359	$907,669
Other comprehensive income, net of tax
Foreign currency translation adjustments (1)	56,983	(14,499)	(70,028)	(6,585)
Unrealized gain on marketable securities (2)	124,439	83	286,807	191
Comprehensive income	$698,454	$562,035	$1,067,138	$901,275

(1) Net of tax benefit of $34,586 and tax of $42,019 for the three and six months ended June 30, 2015, respectively, and net of tax of $14,208 and $15,345 for the three and six months ended June 30, 2014, respectively, associated with net investment hedges. See Note 11.

(2) Net of tax benefit of $11,596 and $1,620 for the three and six months ended June 30, 2015, respectively, and net of tax of $5 and $54 for the three and six months ended June 30, 2014, respectively.

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2014	61,821	$480	(9,888)	$(2,737,585)	$4,923,196	$6,640,505	$(259,902)	$8,566,694
Net income applicable to common stockholders	—	—	—	—	—	850,359	—	850,359
Foreign currency translation adjustments, net of tax of $42,019	—	—	—	—	—	—	(70,028)	(70,028)
Unrealized gain on marketable securities, net of tax benefit of $1,620	—	—	—	—	—	—	286,807	286,807
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	329	—	—	329
Exercise of stock options and vesting of restricted stock units and performance share units	175	2	—	—	12,823	—	—	12,825
Repurchase of common stock	—	—	(975)	(1,162,426)	—	—	—	(1,162,426)
Stock-based compensation and other stock-based payments	—	—	—	—	115,269	—	—	115,269
Conversion of debt	—	—	—	—	(110,105)	—	—	(110,105)
Excess tax benefits on stock-based compensation	—	—	—	—	68,241	—	—	68,241
Balance, June 30, 2015	61,996	$482	(10,863)	$(3,900,011)	$5,009,753	$7,490,864	$(43,123)	$8,557,965

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$850,359	$907,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,695	32,889
Amortization	85,981	45,774
Provision for uncollectible accounts, net	13,233	8,122
Deferred income taxes	(41,577)	26,070
Stock-based compensation expense and other stock-based payments	115,269	75,151
Amortization of debt issuance costs	4,218	2,585
Amortization of debt discount	33,211	24,259
Loss on early extinguishment of debt	3	6,129
Changes in assets and liabilities:
Accounts receivable	(287,940)	(312,959)
Prepaid expenses and other current assets	(300,482)	(263,963)
Accounts payable, accrued expenses and other current liabilities	405,818	312,925
Other	(13,429)	2,334
Net cash provided by operating activities	911,359	866,985

INVESTING ACTIVITIES:
Purchase of investments	(4,686,507)	(4,305,033)
Proceeds from sale of investments	2,231,926	6,078,411
Additions to property and equipment	(84,351)	(61,986)
Acquisitions and other investments, net of cash acquired	(45,937)	(101,050)
Proceeds from foreign currency contracts	453,818	9,029
Payments on foreign currency contracts	(448,640)	(78,866)
Change in restricted cash	(225)	(5,194)
Net cash (used in) provided by investing activities	(2,579,916)	1,535,311

FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	1,619,951	—
Payment of debt issuance costs	(13,272)	—
Payments related to conversion of senior notes	(147,629)	(117,830)
Repurchase of common stock	(986,581)	(97,326)
Proceeds from exercise of stock options	12,825	9,686
Excess tax benefits on stock-based compensation	68,241	12,222
Net cash provided by (used in) financing activities	553,535	(193,248)
Effect of exchange rate changes on cash and cash equivalents	(144,680)	4,857
Net (decrease) increase in cash and cash equivalents	(1,259,702)	2,213,905
Cash and cash equivalents, beginning of period	3,148,651	1,289,994
Cash and cash equivalents, end of period	$1,888,949	$3,503,899
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$472,350	$385,506
Cash paid during the period for interest	$13,537	$8,080
Non-cash investing activity for contingent consideration	$9,170	$24,377
Non-cash financing activity for acquisitions	$—	$5,584

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
Notes to Unaudited Consolidated Financial Statements

1.                                      BASIS OF PRESENTATION

Management of The Priceline Group Inc. (the "Company") is responsible for the Unaudited Consolidated Financial Statements included in this document.  The Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results.  The Company prepared the Unaudited Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.  These statements should be read in combination with the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including its primary brands of Booking.com, priceline.com, KAYAK, agoda.com and rentalcars.com and, since its acquisition on July 24, 2014, OpenTable, Inc. ("OpenTable"). All inter-company accounts and transactions have been eliminated in consolidation.  The functional currency of the Company's foreign subsidiaries is generally the respective local currency. Assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at the average exchange rates for the period.  Translation gains and losses are included as a component of "Accumulated other comprehensive loss" in the accompanying Unaudited Consolidated Balance Sheets.  Foreign currency transaction gains and losses are included in the Unaudited Consolidated Statements of Operations in "Foreign currency transactions and other."

Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued a new accounting update which changes the presentation of debt issuance costs in our financial statements. Under this new guidance, debt issuance costs, excluding costs associated with a revolving credit facility, will be presented in our balance sheets as a direct deduction from the related debt liability rather than as an asset. Unamortized debt issuance costs at June 30, 2015 were $32.6 million. This accounting change is consistent with the current presentation under U.S. GAAP for debt discounts and it also converges the guidance under U.S. GAAP with that in the International Financial Reporting Standards ("IFRS"). Debt issuance costs will reduce the proceeds from debt borrowings in our cash flow statement instead of being presented as a separate caption in the financing section of that statement. Amortization of debt issuance costs will continue to be reported as interest expense in our income statements. This accounting update does not affect the current accounting guidance for the recognition and measurement of debt issuance costs. This update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. The Company plans to adopt this new accounting standard in the fourth quarter of 2015.
In April 2015, the FASB issued a new accounting update which requires an entity that enters into a cloud computing arrangement to determine if the arrangement contains a software license. The accounting update cites software as a service, platform as a service, infrastructure as a service and other similar hosting arrangements as examples of cloud computing arrangements. A software license arrangement exists if both of the following criteria are met: (1) the customer has a contractual right to take possession of the underlying software without significant penalty and (2) it is feasible for the customer to run the software on their own hardware or to contract with another party unrelated to the vendor to run the software. If the arrangement meets both of these criteria, the customer would need to identify what portion of the cost relates to purchasing the software and what portion relates to paying for the service of hosting the software. The purchased software would be accounted for using the internal-use software guidance and the service costs would be accounted for as an operating expense. If the arrangement does not meet both of the criteria, the cost is an operating expense for a service contract. The guidance in this update does not change the accounting for a service contract. The update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities. The Company is currently evaluating the impact on its consolidated financial statements of adopting this new guidance.

In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued a new accounting standard on the recognition of revenue from contracts with customers that is designed to create greater comparability for financial statement users across industries and jurisdictions. The core principle of the standard is that an "entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." Additionally, the new guidance specified the accounting for some costs to obtain or fulfill a contract with a customer. The new standard will also require enhanced disclosures. The accounting standard is effective for public entities for annual and interim periods beginning after December 15, 2016. In July 2015, the FASB agreed to defer the effective date of the new revenue standard to annual periods beginning after December 15, 2017 with early adoption permitted as of the original effective date. The Company is currently evaluating the impact on its consolidated financial statements of adopting this new guidance.
In April 2014, the FASB issued an accounting update which amended the definition of a discontinued operation. The new definition limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity's operations and financial results. The new definition includes an acquired business that is classified as held for sale at the date of acquisition. The accounting update requires new disclosures of both discontinued operations and a disposal of an individually significant component of an entity. The accounting update is effective for annual and interim periods beginning on or after December 15, 2014. The Company adopted this update in the first quarter of 2015 and this accounting update did not have an impact on the Company's consolidated financial statements.

2.                                      STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation expense included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $60.2 million and $35.2 million for the three months ended June 30, 2015 and 2014, respectively, and $114.2 million and $74.0 million for the six months ended June 30, 2015 and 2014, respectively.

The cost of stock-based transactions is recognized in the financial statements based upon fair value. Fair value is recognized as expense on a straight-line basis, net of estimated forfeitures, over the employee's requisite service period. The fair value of performance share units and restricted stock units is determined based on the number of units granted and the quoted price of the Company's common stock as of the grant date. Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period. The fair value of employee stock options assumed in acquisitions was determined using the Black-Scholes model and the market value of the Company's common stock at the respective acquisition date.

Restricted Stock Units and Performance Share Units

The following table summarizes the activity of restricted stock units and performance share units ("share-based awards") during the six months ended June 30, 2015:

Share-Based Awards	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	570,315	$912.26
Granted	175,741	$1,235.69
Vested	(140,732)	$707.08
Performance Share Units Adjustment	1,056	$1,191.41
Forfeited	(15,538)	$1,059.52
Unvested at June 30, 2015	590,842	$1,056.85

As of June 30, 2015, there was $362.1 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 1.8 years.

During the six months ended June 30, 2015, the Company made broad-based grants of 73,019 restricted stock units that generally vest after three years, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability. These share-based awards had a total grant date fair value of $90.4 million based on a weighted-average grant date fair value per share of $1,237.90.

In addition, during the six months ended June 30, 2015, the Company granted 102,722 performance share units to executives and certain other employees.  The performance share units had a total grant date fair value of $126.8 million based upon a weighted-average grant date fair value per share of $1,234.11.  The performance share units are payable in shares of the Company's common stock upon vesting. Subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability, recipients of these performance share units generally must continue their service through the three-year requisite service period in order to receive any shares.  Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period, which, for most of these performance share units, ends December 31, 2017, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.  As of June 30, 2015, the estimated number of probable shares to be issued is a total of 101,888 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 234,544 total shares could be issued.  If the minimum performance thresholds are not met, 49,702 shares would be issued at the end of the performance period.

2014 Performance Share Units

During the year ended December 31, 2014, the Company granted 72,277 performance share units with a grant date fair value of $96.1 million, based on a weighted-average grant date fair value per share of $1,329.11. The actual number of shares to be issued will be determined upon completion of the performance period which generally ends December 31, 2016.

At June 30, 2015, there were 69,609 unvested 2014 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of June 30, 2015, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 109,725 shares. If the maximum thresholds are met at the end of the performance period, a maximum of 140,746 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 48,652 shares would be issued at the end of the performance period.

2013 Performance Share Units

During the year ended December 31, 2013, the Company granted 104,865 performance share units with a grant date fair value of $74.4 million, based on a weighted-average grant date fair value per share of $709.74.  The actual number of shares to be issued will be determined upon completion of the performance period which ends December 31, 2015.

At June 30, 2015, there were 98,857 unvested 2013 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date.  As of June 30, 2015, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 186,264 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum of 214,757 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 38,688 shares would be issued at the end of the performance period.

Stock Options

The following table summarizes the activity for the six months ended June 30, 2015 for employee stock options:

Assumed Employee Stock Options	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Balance, December 31, 2014	146,385	$380.05	$111,277	6.5
Assumed in acquisitions	1,422	$230.37
Exercised	(31,986)	$362.28
Forfeited	(3,987)	$531.10
Balance, June 30, 2015	111,834	$377.83	$86,508	6.0
Vested and exercisable as of June 30, 2015	79,704	$329.75	$65,486	5.4
Vested and exercisable as of June 30, 2015 and unvested expected to vest thereafter, net of estimated forfeitures	111,588	$376.79	$86,433	6.0

The aggregate intrinsic value of employee stock options exercised during the six months ended June 30, 2015 was $26.4 million compared to $33.9 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, stock options vested for 22,352 shares of common stock with an acquisition date fair value of $15.1 million, compared to 15,363 shares of common stock vested with an acquisition date fair value of $6.5 million for the six months ended June 30, 2014.

For the three and six months ended June 30, 2015, the Company recorded stock-based compensation expense related to employee stock options of $7.6 million and $15.0 million, respectively, compared to $2.7 million and $6.8 million for the three and six months ended June 30, 2014, respectively. For the six months ended June 30, 2015, employee stock options were assumed in acquisitions for a total acquisition date fair value of $1.4 million based on a weighted-average acquisition date fair value of $1,015.81 per share. As of June 30, 2015, there was $20.3 million of total future compensation costs related to unvested employee stock options to be recognized over a weighted-average period of 1.4 years.

3.                                      NET INCOME PER SHARE

The Company computes basic net income per share by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted net income per share is based upon the weighted-average number of common and common equivalent shares outstanding during the period.

Common equivalent shares related to stock options, restricted stock units and performance share units are calculated using the treasury stock method.  Performance share units are included in the weighted-average common equivalent shares based on the number of shares that would be issued if the end of the reporting period were the end of the performance period, if the result would be dilutive.

The Company's convertible notes have net share settlement features requiring the Company upon conversion to settle the principal amount of the debt for cash and the conversion premium for cash or shares of the Company's common stock, at the Company's option.  The convertible notes are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury stock method.

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average number of basic common shares outstanding	51,589	52,397	51,748	52,275
Weighted-average dilutive stock options, restricted stock units and performance share units	229	188	273	271
Assumed conversion of Convertible Senior Notes	220	370	232	458
Weighted-average number of diluted common and common equivalent shares outstanding	52,038	52,955	52,253	53,004
Anti-dilutive potential common shares	2,775	2,161	2,769	2,077

Anti-dilutive potential common shares for both the three and six months ended June 30, 2015 include approximately 2.1 million shares that could be issued under the Company's outstanding convertible notes.  Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company's average stock price for the period exceeds the conversion price for the convertible notes.

4.                                      INVESTMENTS

The following table summarizes, by major security type, the Company's investments as of June 30, 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Short-term investments:
Foreign government securities	$199,505	$11	$(55)	$199,461
U.S. government securities	587,802	75	(14)	587,863
Corporate debt securities	512,054	63	(314)	511,803
Total short-term investments	$1,299,361	$149	$(383)	$1,299,127

Long-term investments:
Foreign government securities	$428,402	$69	$(960)	$427,511
U.S. government securities	733,461	2,108	(409)	735,160
Corporate debt securities	3,937,924	4,295	(8,167)	3,934,052
U.S. government agency securities	2,015	3	—	2,018
U.S. municipal securities	1,097	7	—	1,104
Ctrip convertible debt securities	750,000	10,399	—	760,399
Ctrip equity securities	421,930	113,294	—	535,224
Total long-term investments	$6,274,829	$130,175	$(9,536)	$6,395,468

The Company's investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business.  As of June 30, 2015, the weighted-average life of the Company’s U.S. Dollar and Euro fixed income investment portfolios, excluding the Company's investment in Ctrip convertible debt securities, was approximately 1.8 years with an average credit quality of A1/A+.

The Company invests in foreign government securities with high credit quality. As of June 30, 2015, investments in foreign government securities principally included debt securities issued by the governments of the Netherlands, France, Belgium, Austria and the United Kingdom.

On May 26, 2015 and August 7, 2014, the Company invested $250 million and $500 million, respectively, in five-year senior convertible notes issued at par by Ctrip.com International Ltd. ("Ctrip"). Additionally, as of June 30, 2015, the Company had invested $421.9 million of its international cash in Ctrip American Depositary Shares ("ADSs"). The convertible debt and equity securities of Ctrip have been marked to market in accordance with the accounting guidance for available-for-sale securities and at June 30, 2015 show unrealized gains of $10.4 million and $113.3 million, respectively. In connection with the purchase of the convertible note in August 2014, Ctrip granted the Company the right to appoint an observer to Ctrip's board of directors and permission to acquire Ctrip shares (through the acquisition of Ctrip ADSs in the open market) over the twelve months following the purchase date, so that combined with ADSs issuable upon conversion of this note, the Company could hold up to 10% of Ctrip's outstanding equity. In connection with the purchase of the convertible note in May 2015, Ctrip granted the Company permission to acquire additional Ctrip shares (through the acquisition of Ctrip ADSs in the open market) over the twelve months following the purchase date, so that combined with ADSs issuable upon conversion of the two notes, the Company could hold up to an aggregate of 15% of Ctrip's outstanding equity.

The following table summarizes, by major security type, the Company's investments as of December 31, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Short-term investments:
Foreign government securities	$52,524	$—	$(34)	$52,490
U.S. government securities	364,276	24	(34)	364,266
Corporate debt securities	582,160	15	(652)	581,523
Commercial paper	39,092	—	—	39,092
U.S. government agency securities	104,829	—	(18)	104,811
Total short-term investments	$1,142,881	$39	$(738)	$1,142,182

Long-term investments:
Foreign government securities	$12,707	$—	$(36)	$12,671
U.S. government securities	557,130	80	(762)	556,448
Corporate debt securities	2,332,030	2,299	(5,296)	2,329,033
U.S. government agency securities	95,108	97	(111)	95,094
U.S. municipal securities	1,114	—	(12)	1,102
Ctrip convertible debt securities	500,000	—	(74,039)	425,961
Ctrip equity securities	421,930	—	(86,586)	335,344
Total long-term investments	$3,920,019	$2,476	$(166,842)	$3,755,653

The Company has classified its investments as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments, net of taxes, reflected as a part of "Accumulated other comprehensive loss" in the Unaudited Consolidated Balance Sheets. Classification as short term or long term is based upon the maturity of the debt securities.

The Company recognized $1.6 million and $3.4 million of net realized gains related to investments for the three and six months ended June 30, 2015, respectively. There were no realized gains or losses related to investments for the three and six months ended June 30, 2014.

5.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of June 30, 2015 are classified in the tables below in the categories described below (in thousands):

	Level 1	Level 2	Total
ASSETS:
Cash equivalents:
Money market funds	$266,816	$—	$266,816
Foreign government securities	—	211,690	211,690
U.S. government securities	—	341,981	341,981
Commercial paper	—	109,384	109,384
Short-term investments:
Foreign government securities	—	199,461	199,461
U.S. government securities	—	587,863	587,863
Corporate debt securities	—	511,803	511,803
Foreign exchange derivatives	—	369	369
Long-term investments:
Foreign government securities	—	427,511	427,511
U.S. government securities	—	735,160	735,160
Corporate debt securities	—	3,934,052	3,934,052
U.S. government agency securities	—	2,018	2,018
U.S. municipal securities	—	1,104	1,104
Ctrip convertible debt securities	—	760,399	760,399
Ctrip equity securities	535,224	—	535,224
Total assets at fair value	$802,040	$7,822,795	$8,624,835

	Level 1	Level 2	Total
LIABILITIES:
Foreign exchange derivatives	$—	$552	$552

Financial assets and liabilities carried at fair value as of December 31, 2014 are classified in the tables below in the categories described below (in thousands):

	Level 1	Level 2	Total
ASSETS:
Cash equivalents:
Money market funds	$155,608	$—	$155,608
Foreign government securities	—	974,855	974,855
U.S. government securities	—	676,503	676,503
Corporate debt securities	—	45,340	45,340
Commercial paper	—	382,544	382,544
U.S. government agency securities	—	10,000	10,000
Short-term investments:
Foreign government securities	—	52,490	52,490
U.S. government securities	—	364,266	364,266
Corporate debt securities	—	581,523	581,523
Commercial paper	—	39,092	39,092
U.S. government agency securities	—	104,811	104,811
Foreign exchange derivatives	—	336	336
Long-term investments:
Foreign government securities	—	12,671	12,671
U.S. government securities	—	556,448	556,448
Corporate debt securities	—	2,329,033	2,329,033
U.S. government agency securities	—	95,094	95,094
U.S. municipal securities	—	1,102	1,102
Ctrip convertible debt securities	—	425,961	425,961
Ctrip equity securities	335,344	—	335,344
Total assets at fair value	$490,952	$6,652,069	$7,143,021

	Level 1	Level 2	Total
LIABILITIES:
Foreign exchange derivatives	$—	$129	$129

There are three levels of inputs to measure fair value.  The definition of each input is described below:

Level 1:	Quoted prices in active markets that are accessible by the Company at the measurement date for identical assets and liabilities.

Level 2:	Inputs that are observable, either directly or indirectly. Such prices may be based upon quoted prices for identical or comparable securities in active markets or inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available.

Investments in corporate debt securities, U.S. and foreign government securities, commercial paper, government agency securities, convertible debt securities and municipal securities are considered "Level 2" valuations because the Company has access to quoted prices, but does not have visibility to the volume and frequency of trading for all of these investments.  For the Company's investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.

The Company's derivative instruments are valued using pricing models.  Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility and currency rates. Derivatives are considered "Level 2" fair value measurements. The Company's derivative instruments are typically short term in nature.

As of June 30, 2015 and December 31, 2014, the Company's cash consisted of bank deposits and cash held in investment accounts.  Other financial assets and liabilities, including restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings are carried at cost which approximates their fair value because of the short-term nature of these items.  See Note 4 for information on the carrying value of investments and Note 8 for the estimated fair value of the Company's outstanding Senior Notes. The Company's contingent liabilities associated with business acquisitions are considered "Level 3" fair value measurements (see Note 12).

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations.  The Company limits these risks by following established risk management policies and procedures, including the use of derivatives.  The Company does not use derivatives for trading or speculative purposes.  All derivative instruments are recognized in the Unaudited Consolidated Balance Sheets at fair value.  Gains and losses resulting from changes in the fair value of derivative instruments that are not designated as hedging instruments for accounting purposes are recognized in the Unaudited Consolidated Statements of Operations in the period that the changes occur.  Changes in the fair value of derivatives designated as net investment hedges are recorded as currency translation adjustments to offset a portion of the translation adjustment from Euro-denominated net assets held by certain subsidiaries and are recognized in the Unaudited Consolidated Balance Sheets in "Accumulated other comprehensive loss."

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  The Company's derivative contracts principally address short-term foreign exchange fluctuations for the Euro and British Pound Sterling versus the U.S. Dollar.  As of June 30, 2015 and December 31, 2014, there were no outstanding derivative contracts related to foreign currency translation risk.  Foreign exchange losses of $1.7 million and foreign currency gains of $0.2 million for the three and six months ended June 30, 2015, respectively, compared to foreign exchange gains of $4.6 million and $4.3 million for the three and six months ended June 30, 2014, respectively, are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in currency exchange rates on its transactional balances denominated in currencies other than the functional currency. Foreign exchange derivatives outstanding as of June 30, 2015 associated with foreign currency transaction risks resulted in a net liability of $0.2 million, with a liability in the amount of $0.6 million recorded in "Accrued expenses and other current liabilities" and an asset in the amount of $0.4 million recorded in "Prepaid expenses and other current assets" in the Unaudited Consolidated Balance Sheet. Foreign exchange derivatives outstanding as of December 31, 2014 associated with foreign exchange transactions resulted in a net asset of $0.2 million, with an asset in the amount of $0.3 million recorded in "Prepaid expenses and other current assets" and a liability in the amount of $0.1 million recorded in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet.  Derivatives associated with these transaction risks resulted in foreign exchange gains of $6.0 million and foreign exchange losses of $26.0 million for the three and six months ended June 30, 2015, respectively, compared to foreign exchange losses of $4.6 million and $4.0 million for the three and six months ended June 30, 2014, respectively. These mark to market adjustments on the derivative contracts, offset by the effect of changes in currency exchange rates on transactions denominated in currencies other than the functional currency, resulted in net losses of $0.2 million and $2.8 million for the three months ended June 30, 2015 and 2014, respectively, and $6.3 million and $3.4 million for the six months ended June 30, 2015 and 2014, respectively. The net impacts related to these derivatives are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments resulted in net cash outflows of $27.7 million and $2.5 million for the six months ended June 30, 2015 and 2014, respectively, and are reported within "Net cash provided by operating activities" in the Unaudited Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — The Company had no foreign currency forward contracts designated as hedges of its net investment in a foreign subsidiary outstanding as of June 30, 2015 or December 31, 2014. A net cash inflow of $5.2 million for the six months ended June 30, 2015 compared to a net cash outflow of $69.8 million for the six months ended June 30, 2014 related to foreign currency forward contracts designated as hedges of the Company's net investment in a foreign subsidiary are reported within "Net cash used in investing activities" in the Unaudited Consolidated Statements of Cash Flows.

6.                                      INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life
Supply and distribution agreements	$829,159	$(206,236)	$622,923	$842,642	$(188,441)	$654,201	10 - 20 years	16 years

Technology	111,447	(51,958)	59,489	108,987	(43,746)	65,241	1 - 5 years	5 years

Patents	1,623	(1,543)	80	1,623	(1,524)	99	15 years	15 years

Internet domain names	38,808	(18,638)	20,170	41,652	(16,895)	24,757	2 - 20 years	8 years

Trade names	1,672,973	(143,426)	1,529,547	1,674,218	(100,850)	1,573,368	5 - 20 years	20 years

Non-compete agreements	21,900	(7,483)	14,417	21,000	(3,908)	17,092	3 - 4 years	3 years

Other	141	(138)	3	141	(138)	3	3 - 10 years	3 years
Total intangible assets	$2,676,051	$(429,422)	$2,246,629	$2,690,263	$(355,502)	$2,334,761

Intangible assets with determinable lives are amortized on a straight-line basis.  Intangible asset amortization expense was approximately $42.7 million and $86.0 million for the three and six months ended June 30, 2015, respectively, and $23.0 million and $45.8 million for the three and six months ended June 30, 2014, respectively.

The amortization expense for intangible assets for the remainder of 2015, the annual expense for the next five years, and the expense thereafter is expected to be as follows (in thousands):

2015	$84,437
2016	167,649
2017	160,323
2018	141,745
2019	131,630
2020	124,177
Thereafter	1,436,668
$2,246,629

The change in goodwill for the six months ended June 30, 2015 consists of the following (in thousands):

Balance at December 31, 2014	$3,326,474
Acquisitions	49,162
Currency translation adjustments	(9,240)
Balance at June 30, 2015	$3,366,396

A substantial portion of the intangibles and goodwill relates to the acquisition of OpenTable in July 2014 and KAYAK in May 2013.

7.                                      OTHER ASSETS

Other assets at June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Deferred debt issuance costs	$36,522	$27,204
Security deposits	12,875	12,368
Deferred tax assets	9,442	8,548
Other	20,441	9,228
Total	$79,280	$57,348

Deferred debt issuance costs arose from (i) the $1.0 billion aggregate principal amount of 1.0% Convertible Senior Notes, due March 15, 2018, issued in March 2012; (ii) the $1.0 billion aggregate principal amount of 0.35% Convertible Senior Notes, due June 15, 2020, issued in May 2013; (iii) the $1.0 billion aggregate principal amount of 0.9% Convertible Senior Notes, due September 15, 2021, issued in August 2014; (iv) the 1.0 billion Euro aggregate principal amount of 2.375% Senior Notes, due September 23, 2024, issued in September 2014; (v) the 1.0 billion Euro aggregate principal amount of 1.8% Senior Notes, due March 3, 2027, issued in March 2015, (vi) the $500 million aggregate principal amount of 3.65% Senior Notes, due March 15, 2025, issued in March 2015, and (vii) the $2.0 billion revolving credit facility entered into in June 2015.  Included in the December 31, 2014 balance were debt issuance costs related to the $575.0 million aggregate principal amount of 1.25% Convertible Senior Notes, due March 15, 2015, issued in March 2010 and the $1.0 billion revolving credit facility entered into in October 2011. Deferred debt issuance costs are being amortized using the effective interest rate method and the period of amortization was determined at inception of the related debt agreements based upon the stated maturity dates. The termination of the revolving credit facility entered into in October 2011 resulted in a charge to interest expense of $1.0 million in June 2015 to write off the remaining unamortized debt issuance costs (see Note 8).

8.                                      DEBT

Revolving Credit Facility

In June 2015, the Company entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. Borrowings under the revolving credit facility will bear interest, at the Company’s option, at a rate per annum equal to either (i) the adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 0.875% to 1.50%; or (ii) the greatest of (a) Bank of America, N.A.'s prime lending rate, (b) the federal funds rate plus 0.50%, and (c) an adjusted LIBOR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.00% to 0.50%. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.085% to 0.20%.

The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes, which could include acquisitions or share repurchases. As of June 30, 2015, there were no borrowings outstanding and approximately $3.8 million of letters of credit issued under this new facility. The Company paid $3.8 million in debt issuance costs related to the revolving credit facility during the three months ended June 30, 2015.

Upon entering into this new revolving credit facility, the Company terminated its $1.0 billion five-year revolving credit facility entered into in October 2011 and recognized interest expense of $1.0 million related to the write-off of the remaining unamortized debt issuance costs. As of December 31, 2014, there were no borrowings outstanding and approximately $4.0 million of letters of credit issued under this revolving credit facility.

Outstanding Debt

Outstanding debt as of June 30, 2015 consisted of the following (in thousands):

June 30, 2015	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
Long-term debt:
1.0% Convertible Senior Notes due March 2018	$1,000,000	$(63,562)	$936,438
0.35% Convertible Senior Notes due June 2020	1,000,000	(126,321)	873,679
0.9% Convertible Senior Notes due September 2021	1,000,000	(126,988)	873,012
2.375% (€1 Billion) Senior Notes due September 2024	1,114,082	(9,721)	1,104,361
3.65% Senior Notes due March 2025	500,000	(1,258)	498,742
1.8% (€1 Billion) Senior Notes due March 2027	1,114,082	(348)	1,113,734
Total long-term debt	$5,728,164	$(328,198)	$5,399,966

Outstanding debt as of December 31, 2014 consisted of the following (in thousands):

December 31, 2014	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
Short-term debt:
1.25% Convertible Senior Notes due March 2015	$37,524	$(329)	$37,195

Long-term debt:
1.0% Convertible Senior Notes due March 2018	$1,000,000	$(74,834)	$925,166
0.35% Convertible Senior Notes due June 2020	1,000,000	(138,114)	861,886
0.9% Convertible Senior Notes due September 2021	1,000,000	(136,299)	863,701
2.375% (€1 Billion) Senior Notes due September 2024	1,210,068	(11,065)	1,199,003
Total long-term debt	$4,210,068	$(360,312)	$3,849,756

The 2015 Notes became convertible on December 15, 2014, at the option of the holders, and remained convertible until the scheduled trading day immediately preceding the maturity date of March 15, 2015. Since these notes were convertible at the option of the holders and the principal amount is required to be paid in cash, the difference between the principal amount and the carrying value was reflected as convertible debt in the mezzanine section in the Company's Unaudited Consolidated Balance Sheet. Therefore, with respect to the 2015 Notes, the Company reclassified the unamortized debt discount for these 1.25% Notes in the amount of $0.3 million before tax as of December 31, 2014, from additional paid-in capital to convertible debt in the mezzanine section in the Company's Unaudited Consolidated Balance Sheets.

Based upon the closing price of the Company's common stock for the prescribed measurement period during the three months ended June 30, 2015 and December 31, 2014, the respective contingent conversion thresholds of the 2018 Notes (as defined below), the 2020 Notes (as defined below) and the 2021 Notes (as defined below) were not exceeded and therefore these notes are reported as non-current liabilities in the Unaudited Consolidated Balance Sheets.

Fair Value of Debt

As of June 30, 2015 and December 31, 2014, the estimated market value of all outstanding Senior Notes was approximately $6.0 billion and $4.8 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 5). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period.  A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the Convertible Senior Notes.

Convertible Debt

If the note holders exercise their option to convert, the Company delivers cash to repay the principal amount of the notes and delivers shares of common stock or cash, at its option, to satisfy the conversion value in excess of the principal amount.  In cases where holders decide to convert prior to the maturity date, the Company charges the proportionate amount of remaining debt issuance costs to interest expense.

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

In March 2010, the Company issued in a private placement $575.0 million aggregate principal amount of Convertible Senior Notes due March 15, 2015, with an interest rate of 1.25% (the "2015 Notes").  The 2015 Notes were convertible, subject to certain conditions, into the Company's common stock at a conversion price of approximately $303.06 per share.  For the three months ended March 31, 2015, in connection with the maturity or conversion prior to maturity of the remaining outstanding 1.25% Convertible Senior Notes, the Company paid $37.5 million to satisfy the aggregate principal amount due and paid an additional $110.1 million in satisfaction of the conversion value in excess of the principal amount, which was charged to additional paid-in capital. During the six months ended June 30, 2014, the Company delivered cash of $117.8 million to repay the aggregate principal amount and issued 289,430 shares of its common stock in satisfaction of the conversion value in excess of the principal amount associated with 1.25% Convertible Senior Notes due March 2015 that were converted prior to maturity.

Accounting guidance requires that cash-settled convertible debt, such as the Company's Convertible Senior Notes, be separated into debt and equity components at issuance and each be assigned a value.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount.  Debt discount is amortized using the effective interest method over the period from the origination date through the stated maturity date.  The Company estimated the straight debt borrowing rates at debt origination to be 3.50% for the 2018 Notes, 3.13% for the 2020 Notes and 3.18% for the 2021 Notes.  The yield to maturity was estimated at an at-market coupon priced at par.

Debt discount after tax of $82.5 million ($142.9 million before tax) and financing costs associated with the equity component of convertible debt of $1.6 million after tax were recorded in additional paid-in capital related to the 2021 Notes at December 31, 2014. Debt discount after tax of $92.4 million ($154.3 million before tax) and financing costs associated with the equity component of convertible debt of $0.1 million after tax were recorded in additional paid-in capital related to the 2020 Notes at June 30, 2013. Debt discount after tax of $80.9 million ($135.2 million before tax) and financing costs associated with the equity component of convertible debt of $2.8 million after tax were recorded in additional paid-in capital related to the 2018 Notes at March 31, 2012. Debt discount after tax of $69.1 million ($115.2 million before tax) and financing costs associated with the equity component of convertible debt of $1.6 million after tax were recorded in additional paid-in-capital related to the 2015 Notes at March 31, 2010.

For the three months ended June 30, 2015 and 2014, the Company recognized interest expense of $23.0 million and $16.4 million, respectively, related to convertible notes.  Interest expense related to convertible notes for the three months ended June 30, 2015 and 2014 was comprised of $5.6 million and $3.5 million, respectively, for the contractual coupon interest, $16.3 million and $11.8 million, respectively, related to the amortization of debt discount, and $1.1 million for each period related to the amortization of debt issuance costs.  For the three months ended June 30, 2015 and 2014, included in the amortization of debt discount mentioned above was $0.7 million of original issuance discount for each period related to the 2020 Notes. In addition, the Company incurred interest expense of $0.2 million related to debt conversions during the three months ended June 30, 2014. The remaining period for amortization of debt discount and debt issuance costs is the stated maturity dates for the respective debt. The weighted-average effective interest rate for the three months ended June 30, 2015 and 2014 was 3.4% and 3.6%, respectively, related to convertible notes.

For the six months ended June 30, 2015 and 2014, the Company recognized interest expense of $46.3 million and $33.4 million, respectively, related to convertible notes.  Interest expense related to convertible notes for the six months ended June 30, 2015 and 2014 was comprised of $11.4 million and $7.0 million, respectively, for the contractual coupon interest, $32.7 million and $24.2 million, respectively, related to the amortization of debt discount, and $2.2 million for each period related to the amortization of debt issuance costs.  For the six months ended June 30, 2015 and 2014, included in the amortization of debt discount mentioned above was $1.4 million and $1.3 million, respectively, of original issuance discount related to the 2020 Notes. In addition, the Company incurred interest expense of $0.5 million related to debt conversions during the six months ended June 30, 2014. The remaining period for amortization of debt discount and debt issuance costs is the stated maturity dates for the respective debt. The weighted-average effective interest rate for the six months ended June 30, 2015 and 2014 was 3.4% and 3.6%, respectively, related to convertible notes.

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

Other Long-term Debt

In March 2015, the Company issued Senior Notes due March 15, 2025, with an interest rate of 3.65% (the "2025 Notes") for an aggregate principal amount of $500 million. The 2025 Notes were issued with an initial discount of $1.3 million. In addition, the Company paid $3.2 million in debt issuance costs during the six months ended June 30, 2015. Interest on the 2025 Notes is payable semi-annually on March 15 and September 15, beginning September 15, 2015.

In March 2015, the Company issued Senior Notes due March 3, 2027, with an interest rate of 1.8% (the "2027 Notes") for an aggregate principal amount of 1.0 billion Euros. The 2027 Notes were issued with an initial discount of 0.3 million Euros. In addition, the Company paid $6.3 million in debt issuance costs during the six months ended June 30, 2015. Interest on the 2027 Notes is payable annually on March 3, beginning March 3, 2016. Subject to certain limited exceptions, all payments of interest and principal for the 2027 Notes will be made in Euros.

In September 2014, the Company issued Senior Notes due September 23, 2024, with an interest rate of 2.375% (the "2024 Notes") for an aggregate principal amount of 1.0 billion Euros. The 2024 Notes were issued with an initial discount of 9.4 million Euros. In addition, the Company paid $6.5 million in debt issuance costs during the year ended December 31, 2014. Interest on the 2024 Notes is payable annually on September 23, beginning September 23, 2015. Subject to certain limited exceptions, all payments of interest and principal for the 2024 Notes will be made in Euros.

The aggregate principal value of the 2024 Notes and 2027 Notes and accrued interest thereon are designated as a hedge of the Company's net investment in certain Euro functional currency subsidiaries. The foreign currency transaction gains or losses on these liabilities are measured based upon changes in spot rates and are recorded in "Accumulated other comprehensive loss." The Euro-denominated net assets of these subsidiaries are translated into U.S. Dollars at each balance sheet date, with effects of foreign currency changes also reported in "Accumulated other comprehensive loss." Since the notional amount of the recorded Euro-denominated debt and related interest are not greater than the notional amount of the Company's net investment, the Company does not expect to incur any ineffectiveness on this hedge.

Debt discount is amortized using the effective interest method over the period from the origination date through the stated maturity date.  The Company estimated the effective interest rates at debt origination to be 2.48% for the 2024 Notes, 1.80% for the 2027 Notes and 3.68% for the 2025 Notes.

For the three and six months ended June 30, 2015, the Company recognized interest expense of $16.7 million and $26.2 million, respectively, related to other long-term debt which was comprised of $16.1 million and $25.1 million, respectively, for the contractual coupon interest, $0.2 million and $0.5 million, respectively, related to the amortization of debt discount and $0.4 million and $0.6 million, respectively, related to the amortization of debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the stated maturity date for the debt.

9.                                      TREASURY STOCK

In the first quarter of 2015, the Company's Board of Directors authorized the repurchase of up to $3.0 billion of the Company's common stock, in addition to amounts previously authorized. In the six months ended June 30, 2015, the Company repurchased 917,890 shares of its common stock in the open market for an aggregate cost of $1.1 billion, which included stock repurchases in June 2015 of 155,129 shares for an aggregate cost of $175.8 million that were settled in July 2015. As a result, the Unaudited Consolidated Balance Sheet at June 30, 2015 includes $175.8 million in "Accrued expenses and other current liabilities." The Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2015 excludes the impact of these stock repurchases settled in July 2015.

As of June 30, 2015, the Company had a remaining authorization of $1.9 billion to purchase its common stock.  During the period from July 1, 2015 to August 4, 2015, the Company repurchased 436,182 additional shares for an aggregate cost of $500.0 million. The Company may make additional repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined at the Company's discretion.

The Board of Directors has given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  The Company repurchased 57,332 shares and 72,832 shares at aggregate costs of $70.9 million and $97.3 million in the six months ended June 30, 2015 and 2014, respectively, to satisfy employee withholding taxes related to stock-based compensation.

As of June 30, 2015, there were approximately 10.9 million shares of the Company's common stock held in treasury.

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

The Company recognizes income tax expense based upon the applicable tax rates and tax laws of the countries in which the income is generated.  During the three and six months ended June 30, 2015 and 2014, a substantial majority of the Company's international sourced income was generated in the Netherlands.  Income tax expense for the three and six months ended June 30, 2015 and 2014 differs from the expected tax expense at the U.S. federal statutory rate of 35%, primarily due to lower international tax rates, partially offset by U.S. state income taxes and certain non-deductible expenses.

According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings during the three and six months ended June 30, 2015 and 2014 qualifies for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those periods.

The Company has significant deferred tax assets, resulting principally from U.S. net operating loss carryforwards ("NOLs"). The amount of NOLs available for the Company's use is limited by Section 382 of the U.S. Internal Revenue Code ("IRC Section 382"). At December 31, 2014, after considering the impact of IRC Section 382, the Company had approximately $1.2 billion of available NOLs for U.S. federal income tax purposes, comprised of $22 million of NOLs generated from operating losses and approximately $1.2 billion of NOLs generated from equity-related transactions, including equity-based compensation and stock warrants. The NOLs mainly expire from December 31, 2019 to December 31, 2021. The utilization of these NOLs is dependent upon the Company's ability to generate sufficient future taxable income in the United States. Pursuant to accounting guidance, tax benefits related to equity deductions will be recognized by crediting additional paid-in capital when they are realized by reducing the Company's current income tax liability. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, tax planning strategies, the carryforward periods available for tax reporting purposes, and other relevant factors.

It is the practice and current intention of the Company to reinvest the earnings of its international subsidiaries in those operations; therefore at June 30, 2015, no provision had been made for U.S. taxes on international earnings.  At December 31, 2014, international earnings intended to be indefinitely reinvested outside of the United States amounted to approximately $7.3 billion.  It is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not indefinitely reinvested.

11.                                      ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below provides the balances for each classification of accumulated other comprehensive loss as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Foreign currency translation adjustments, net of tax (1)	$(172,786)	$(102,758)
Net unrealized gain (loss) on marketable securities, net of tax (2)	129,663	(157,144)
Accumulated other comprehensive loss	$(43,123)	$(259,902)

(1) Foreign currency translation adjustments, net of tax, includes net losses from fair value adjustments at June 30, 2015 of $34.8 million after tax ($52.6 million before tax) and net losses from fair value adjustments at December 31, 2014 of $37.8 million after tax ($57.8 million before tax) associated with derivatives designated as net investment hedges (see Note 5).

Foreign currency translation adjustments, net of tax, includes foreign currency transaction gains at June 30, 2015 of $111.7 million after tax ($187.0 million before tax) associated with the Company's 2024 Notes and 2027 Notes and foreign currency transaction gains at December 31, 2014 of $48.3 million after tax ($83.8 million before tax) associated with the Company's 2024 Notes. The 2024 Notes and 2027 Notes are Euro-denominated debt and are designated as hedges of certain of the Company's Euro-denominated net assets (see Note 8).

The remaining balance in currency translation adjustments excludes income taxes as a result of the Company's current intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States.

(2) The unrealized gain before tax at June 30, 2015 was $120.5 million, of which unrealized gains of $157.0 million were exempt from tax under the Dutch participation exemption and unrealized losses of $36.5 million were taxable. The unrealized loss before tax at December 31, 2014 was $164.7 million, of which unrealized losses of $134.6 million were exempt from tax under the Dutch participation exemption and unrealized losses of $30.1 million were taxable.

12.                                      COMMITMENTS AND CONTINGENCIES

Competition Reviews

Certain business practices common to the online travel industry have become the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. Investigations related to Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, were initiated by NCAs in France, Germany, Italy, Austria, Sweden, Ireland and Switzerland, and a number of other NCAs are informally looking at these issues.  The investigations primarily relate to whether Booking.com's price parity provisions are anti-competitive because they require accommodation providers to provide Booking.com with room rates that are at least as low as those offered to other online travel companies ("OTCs") or through the accommodation provider's website. Competition-related inquiries have also been received from the NCAs in China and Turkey.

On April 21, 2015, the French, Italian and Swedish NCAs, working in close cooperation with the European Commission, announced that they had accepted "commitments" offered by Booking.com to resolve and close the investigations in France, Italy and Sweden. Under the commitments, Booking.com replaced its existing price parity agreements with accommodation providers with "narrow" price parity agreements. Under a "narrow" price parity agreement, subject to certain exceptions, an accommodation provider is still required to offer the same or better rates on Booking.com as it offers to a consumer directly online, but it is no longer required to offer the same or better rates on Booking.com as it offers to other OTCs. The commitments also allow an accommodation provider to, among other things, offer different terms and conditions (e.g., free WiFi) and availability to consumers that book with on-line travel companies that offer lower rates of commission or other benefits, offer lower rates to consumers that book through off-line channels and continue to discount through, among other things, accommodation loyalty programs, as long as those rates are not published or marketed online. The commitments apply to accommodations in France, Italy and Sweden and were effective on July 1, 2015. The foregoing description is a summary only and is qualified in its entirety by reference to the commitments published by the NCAs on April 21, 2015.

The Company is in ongoing discussions with the NCAs in the other European countries mentioned above regarding their concerns. On July 1, 2015, Booking.com voluntarily implemented the commitments given to the French, Italian and Swedish NCAs throughout the European Economic Area and Switzerland and is working with certain other European NCAs towards closing their investigations or inquiries. However, the Company is currently unable to predict the impact the commitments in France, Italy and Sweden or their implementation throughout the European Economic Area and Switzerland will have on its business or on the on-going investigations in other European countries. In particular, the NCA in Germany has alleged that any parity requirements, "narrow" or otherwise, are anti-competitive. Further, the Company is unable to predict how the investigations in the other countries will ultimately be resolved. An Italian hotel association has filed an appeal in respect of the Italian NCA's decision to accept the commitments by Booking.com, and the Company is unable to predict the outcome of that appeal.

On July 10, 2015, France passed legislation known as the "Macron Law." Among other things, the Macron Law, which is currently being reviewed by the French Constitutional Court with a decision expected in mid-August 2015, would make price parity agreements illegal, including the "narrow" price parity agreements agreed to by the French NCA in April 2015. The law also requires that agreements between OTCs and hotels comply with a French contract form called a "mandatory contract." The Company is currently evaluating the Macron Law and what actions might be taken in response to the law, as well as how it may affect its business in France.

Prior to the initiation of the investigations described above, Booking.com, along with certain other parties, has been the subject of an investigation by competition authorities in the United Kingdom related to alleged agreements or concerted practices between hotels and Booking.com and at least one other OTC that restricted Booking.com's (and the other OTC's) ability to discount hotel room reservations and that this was a form of resale price maintenance. The investigation was closed based on commitments by the parties, including Booking.com, that provide that (a) while hotels will continue to be able to set retail prices for hotel room reservations on OTC websites, OTCs will have the flexibility to discount a hotel's retail price up to the OTC's commission, but only to members of closed groups (a concept that is defined in the commitments) who have previously made a reservation through the OTC and (b) rate parity clauses will not apply to rates provided by other OTCs or hotels to members of their closed groups so long as the discounted rate is not made public. The U.K. Competition Appeal Tribunal ("CAT") vacated the resolution of the investigation on appeal and remitted the matter to the U.K. Competition and Markets Authority ("CMA") for reconsideration in September 2014. The CMA did not appeal the CAT's decision, and it is uncertain what action the CMA will take in response to the CAT's ruling, which could involve re-opening, closing or suspending the investigation.

To the extent that regulatory authorities impose fines on the Company or require changes to the Company's business practices or to those currently common to the industry, the Company's business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding any such investigations could adversely affect the Company's brands and therefore its market share and results of operations. Further, the Macron Law and any similar legislation enacted by other countries, or a decision by the German NCA to prohibit any parity requirements, could have a material adverse effect on our business and our results of operations, in particular if consumers use our services to shop for accommodation reservations but make their reservations directly with an accommodation provider.

Litigation Related to Travel Transaction Taxes

The Company and certain third-party OTCs are currently involved in approximately forty lawsuits, including certified and putative class actions, brought by or against U.S. states, cities and counties over issues involving the payment of travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.).  The Company's subsidiaries priceline.com LLC, Lowestfare.com LLC and Travelweb LLC are named in some but not all of these cases.  Generally, the complaints allege, among other things, that the OTCs violated each jurisdiction's respective relevant travel transaction tax ordinance with respect to the charge and remittance of amounts to cover taxes under each law.  The complaints typically seek compensatory damages, disgorgement, penalties available by law, attorneys' fees and other relief.  In addition, approximately seventy-nine municipalities or counties, and at least eleven states, have initiated audit proceedings (including proceedings initiated by more than forty municipalities in California, which have been inactive for several years), issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes.  Additional state and local jurisdictions are likely to assert that the Company is subject to travel transaction taxes and could seek to collect such taxes, retroactively and/or prospectively.

With respect to the principal claims in these matters, the Company believes that the laws at issue do not apply to the services it provides, namely the facilitation of travel reservations, and, therefore, that it does not owe the taxes that are claimed to be owed.  Rather, the Company believes that the laws at issue generally impose travel transaction taxes on entities that own, operate or control hotels (or similar businesses) or furnish or provide hotel rooms or similar accommodations or other travel services.  In addition, in many of these matters, the taxing jurisdictions have asserted claims for "conversion" - essentially, that the Company has collected a tax and wrongfully "pocketed" those tax dollars - a claim that the Company believes is without basis and has contested.  The taxing jurisdictions that are currently involved in litigation and other proceedings with the Company, and that may be involved in future proceedings, have asserted contrary positions and will likely continue to do so.  From time to time, the Company has found it expedient to settle, and may in the future agree to settle, claims pending in these matters without conceding that the claims at issue are meritorious or that the claimed taxes are in fact due to be paid.

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

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings.  For example, in September 2012, the Superior Court in the District of Columbia granted summary judgment in favor of the District and against the OTCs ruling that tax is due on the OTCs' margin and service fees. On July 23, 2015, the District of Columbia Court of Appeals affirmed that opinion. As a result of the lower court decision, the Company increased its accrual for travel transaction taxes (including estimated interest), with a corresponding charge to cost of revenues, by approximately $4.8 million in September 2012 and by approximately $5.6 million in the three months ended March 31, 2013. Also, in July 2013, the Circuit Court of Cook County, Illinois, ruled that the Company and the other OTCs are liable for tax and other obligations under the Chicago Hotel Accommodations Tax. In July 2014, the Company resolved all claims in this case through settlement and the claims against the Company were dismissed on September 3, 2014. In addition, in October 2009, a jury in a San Antonio class action found that the Company and the other OTCs that are defendants in the lawsuit "control" hotels for purposes of the local hotel occupancy tax ordinances at issue and are, therefore, subject to the requirements of those ordinances. The Company intends to appeal the trial court's judgment when it becomes final.

In a mixed decision, on March 17, 2015, the Hawaii Supreme Court affirmed a ruling of the Tax Appeal Court for the State of Hawaii holding that the Company and other OTCs are not liable for the State's transient accommodations tax and upheld, in part, the Tax Court's ruling that the OTCs, including the Company, are liable for the State's general excise tax ("GET") on the margin and fee retained by an OTC as compensation in a transaction. The Hawaii Supreme Court reversed that portion of the Tax Court's decision that had held that OTCs are liable for GET on the full amount the OTC collects from the customer for a hotel room reservation, not just margin and fee, without any offset for amounts passed through to the hotel. The Company had recorded an accrual for travel transaction taxes (including estimated interest and penalties), with a corresponding charge to cost of revenues, of approximately $16.5 million in December 2012 and approximately $18.7 million in the three months ended March 31, 2013, primarily related to the Tax Court ruling. Also, during the year ended December 31, 2014 and six months ended June 30, 2015, the Company had paid approximately $2.2 million and $0.6 million, respectively, to the State of Hawaii related to the Tax Court ruling. The March 2015 ruling by the Hawaii Supreme Court significantly reduced the Company's (and other OTCs') liability under the GET statute since GET is now owed only on the Company's margin and fee, not the gross amount charged to a customer in a transaction. As a result, the Company reduced its accrual for travel transaction taxes (including estimated interest and penalties) by $16.4 million with a corresponding reduction to cost of revenues in the first quarter of 2015. In addition, the Company will seek a refund of approximately $20 million in tax paid to date in excess of its actual liability. The Company will record a reduction in cost of revenues for the taxes refunded, if any, by the State of Hawaii in the periods in which the cash refunds are received.

An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries and also could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorneys' fees and costs.  There have been, and will continue to be, substantial ongoing costs, which may include "pay first" payments, associated with defending the Company's position in pending and any future cases or proceedings.  An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on the Company's business and could be material to the Company's results of operations or cash flow in any given operating period. However, the Company believes that even if it were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated, given results to date it would not have a material impact on the Company's liquidity because of the Company's available cash.

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

In many of the judicial and other proceedings initiated to date, the taxing jurisdictions seek not only historical taxes that are claimed to be owed on the Company's gross profit, but also, among other things, interest, penalties, punitive damages and/or attorneys' fees and costs.  In addition, some jurisdictions have attempted to seek tax from the Company on amounts that the Company has already remitted to hotels for payment to taxing authorities. Therefore, any liability associated with travel transaction tax matters is not constrained to the Company's liability for tax owed on its historical gross profit, but may also include, among other things, tax on the amounts paid to hotels (as well as on our margin), penalties, interest and attorneys' fees.  With respect to taxing jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from the Company only on a prospective basis.

Accrual for Travel Transaction Taxes

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $33 million at June 30, 2015 and $52 million at December 31, 2014. The March 2015 ruling by the Hawaii Supreme Court significantly reduced the Company's (and other OTCs') liability and as a result the Company reduced its accrual for travel transaction taxes (including estimated interest and penalties) by $16.4 million with a corresponding reduction to cost of revenues in the first quarter of 2015. The Company's legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

Patent Infringement

On February 9, 2015, International Business Machines Corporation ("IBM") filed a complaint in the U.S. District Court for the District of Delaware against The Priceline Group Inc. and its subsidiaries KAYAK Software Corporation, OpenTable, Inc. and priceline.com LLC (the "Subject Companies").  In the complaint, IBM alleges that the Subject Companies have infringed and continue to willfully infringe certain IBM patents that IBM claims relate to the presentation of applications and advertising in an interactive service, preserving state information in online transactions and single sign-on processes in a computing environment and seeks unspecified damages (including a request that the amount of compensatory damages be trebled), injunctive relief and costs and reasonable attorneys’ fees.  The Company believes the claims to be without merit and intends to contest them.

Other

The Company intends to defend against the claims in all of the proceedings described in this Note 12.  The Company has accrued for certain legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated.  Except as disclosed, such amounts accrued are not material to the Company's consolidated balance sheets and provisions recorded have not been material to the Company's consolidated results of operations or cash flows.  An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

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

Contingent Consideration for Business Acquisitions

As of June 30, 2015 and December 31, 2014, the Company recognized a liability of approximately $20 million and $11 million, respectively, for estimated contingent payments related to acquisitions. The estimated contingent payments are based upon the probability-weighted average payments for specific performance factors from the acquisition dates through the performance periods which end at December 31, 2018 and March 31, 2019. The range of undiscounted outcomes for the estimated contingent payments is approximately $0 to $161 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Unaudited Consolidated Financial Statements, including the notes to those statements, included elsewhere in this Quarterly Report, and the Section entitled "Special Note Regarding Forward-Looking Statements" in this Quarterly Report.  As discussed in more detail in the Section entitled "Special Note Regarding Forward-Looking Statements," this discussion contains forward-looking statements, which involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause those differences include those discussed in "Risk Factors" and elsewhere in this Quarterly Report. The information on our websites is not a part of this Quarterly Report and is not incorporated herein by reference.

We evaluate our results of operations on both an as reported and constant currency basis. We calculate constant currency by converting our current-period financial results for transactions recorded in currencies other than U.S. Dollars using the prior-period monthly average exchange rates rather than the current-period monthly average exchange rates.

Overview

We are a leading provider of online travel and travel-related reservation and search services. Through our online travel reservation services, we connect consumers wishing to make travel reservations with providers of travel services around the world. We offer consumers accommodation reservations (including hotels, bed and breakfasts, hostels, apartments, vacation rentals and other properties) through our Booking.com, priceline.com and agoda.com brands. Our priceline.com brand also offers consumers reservations for rental cars, airline tickets, vacation packages and cruises. We offer rental car reservations worldwide through rentalcars.com. We also allow consumers to easily compare airline ticket, hotel reservation and rental car reservation information from hundreds of travel websites at once through KAYAK. We provide restaurants with reservation management services and consumers with the ability to make restaurant reservations at participating restaurants through OpenTable, a leading provider of online restaurant reservations. We refer to our company and all of our subsidiaries and brands, including Booking.com, priceline.com, KAYAK, agoda.com, rentalcars.com and, as of July 24, 2014, OpenTable, collectively as "The Priceline Group," the "Company," "we," "our" or "us."

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include Booking.com, agoda.com, rentalcars.com, KAYAK and OpenTable, which are independently managed and operated brands.  Our principal goal is to serve consumers and our travel service provider and restaurant partners with worldwide leadership in online reservation services.  Our business is driven primarily by international results, which consist of the results of Booking.com, agoda.com and rentalcars.com and the results of the internationally based websites of KAYAK and, as of July 24, 2014, OpenTable (in each case regardless of where the consumer resides, where the consumer is physically located while making a reservation or the location of the travel service provider or restaurant). During the year ended December 31, 2014, our international business (the substantial majority of which is generated by Booking.com) represented approximately 87% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers), and approximately 94% of our consolidated operating income. A significant majority of our gross profit is earned in connection with facilitating accommodation reservations.

We derive substantially all of our gross profit from the following sources:

•	Commissions earned from facilitating reservations of accommodations, rental cars, cruises and other travel services;

•	Transaction gross profit and customer processing fees from our accommodation, rental car, airline ticket and vacation package reservation services;

•
Advertising revenues primarily earned by KAYAK from sending referrals to online travel companies ("OTCs") and travel service providers, as well as from advertising placements on KAYAK's websites and mobile apps;

•
Beginning on July 24, 2014, revenues recognized by OpenTable, which consist of reservation revenues (a fee for restaurant guests seated through OpenTable's online reservation service), subscription fees for restaurant reservation management services and other revenues; and

•	Damage excess waiver fees, travel insurance fees and global distribution system ("GDS") reservation booking fees, in each case related to certain of our travel services.

Our priceline.com brand offers merchant Name Your Own Price® opaque travel services, which are recorded in revenue on a "gross" basis and have associated cost of revenue. All of our other services are recorded in revenue on a "net" basis and have no associated cost of revenue. Therefore, revenue increases and decreases are impacted by changes in the mix of our revenues between Name Your Own Price® travel services and other services. Gross profit reflects the commission or net margin earned for all of our services. Consequently, gross profit is an important measure to evaluate growth in our business because, in contrast to our revenues, it is not affected by the different methods of recording revenue and cost of revenue between our Name Your Own Price® travel reservation services and our other services.

Trends

Over the last several years we have experienced strong growth in our accommodation reservation services. We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the widespread adoption of mobile devices, the high growth of travel overall in emerging markets such as Asia-Pacific and South America, and the continued innovation and execution by our teams around the world to build accommodation supply, content and distribution and to improve the customer experience on our websites and mobile apps. These year-over-year growth rates have generally decelerated in recent years. For example, for the three months ended June 30, 2015, our accommodation room night reservation growth was 26% compared to 29% in the three months ended June 30, 2014. Given the size of our hotel reservation business, we expect that our year-over-year growth rates will continue to decelerate, though the rate of deceleration may fluctuate.

The size of the travel market outside of the United States is substantially greater than that within the United States. Historically, Internet use and e-commerce activity of international consumers have trailed that of consumers in the United States. However, international consumers are moving to online means for purchasing travel. Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States. We expect that over the long term, international online travel growth rates will follow a similar trend to that experienced in the United States. In addition, the base of hotel properties in Europe and Asia is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains. We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States. We believe these trends and factors have enabled us to become the leading online accommodation reservation service provider in the world as measured by room nights booked. We believe that the opportunity to continue to grow our business exists for the markets in which we operate.

Our growth has primarily been generated by our worldwide accommodation reservation service brand, Booking.com, which is our most significant brand, and has been due, in part, to the availability of a large and growing number of directly bookable properties through Booking.com. Booking.com included about 707,000 properties on its website as of August 4, 2015, which included about 313,000 vacation rental properties (updated property counts are available on the Booking.com website), and compares to 523,000 properties (including 194,000 vacation rental properties) a year ago. In September 2015, Booking.com intends to change the way it calculates property counts. As a result, properties that are contracted with Booking.com but currently do not have availability on Booking.com, for example properties that are closed during their off-peak season or for renovations, will remain included in Booking.com's property counts during these temporary periods. Booking.com currently excludes properties that are temporarily unavailable for booking. We believe that continuously including them provides a more consistent and useful property count. Including these temporarily unavailable properties, Booking.com included about 767,000 properties (including about 353,000 vacation rental properties) on its website as of August 4, 2015 as compared to 549,000 properties (including 206,000 vacation rental properties) a year ago. Booking.com has added properties over the past year around the world, including in its core European market and in its newer markets, including North America, Asia-Pacific and South America. We believe that continuing to expand the number and variety of accommodations available through our services, in particular Booking.com, will enable us to continue to grow our accommodation reservation business.

As our international business represents the substantial majority of our financial results, we expect to continue to see our operating results and other financial metrics largely driven by international performance. For example, certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding accommodations available for reservation on our websites, including hotels, bed and breakfasts, hostels and vacation rentals. Vacation rentals generally consist of, among others, properties categorized as single-unit and multi-unit villas, apartments, "aparthotels" (which are apartments with a front desk and cleaning service) and chalets and are generally self-catered (i.e., include a kitchen), directly bookable properties. The approximately 313,000 vacation rental properties on Booking.com's website as of August 4, 2015 (updated property counts are available on the Booking.com's website) represent approximately 1.7 million instantly bookable and confirmable units within these properties. Many of the newer accommodations we add to our travel reservation services, especially in highly penetrated markets, may have fewer rooms, lower average daily rates ("ADRs") or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts), and therefore may also negatively impact our margins. For example, because a vacation rental is either a single unit or a small collection of independent units, vacation rental properties represent more limited booking opportunities than non-vacation rental properties, which generally have more units to rent per property. Our non-hotel accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors. As we increase our non-hotel accommodation business, these different market characteristics could negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our websites, our gross bookings growth rate and property growth rate will likely diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of non-hotel accommodations increases, the number of reservations per property will likely decrease.

Concerns persist about the outlook for the global economy in general, including the European Union, with recent declines in broad Eurozone economic indicators raising fears about the pace of economic growth and the risk of deflation. In addition, many governments around the world, including the U.S. government and certain European governments, continue to operate at large financial deficits, resulting in high levels of sovereign debt in such countries. Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt at times have had difficulty refinancing their debt. Failure to reach political consensus regarding workable solutions to these issues has resulted in a high level of uncertainty regarding the future economic outlook. This uncertainty, as well as concern over governmental austerity measures including higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates, cancellation rates, and weaker trends in hotel ADRs across many regions of the world, particularly in those European countries that appear to be most affected by economic uncertainties. We believe that these business trends are likely impacted by weak economic conditions and sovereign debt concerns. Disruptions in the economies of such countries could cause, contribute to or be indicative of deteriorating macro-economic conditions.

Greece, in particular, has recently faced and continues to face significant economic challenges, in large part due to its high levels of sovereign debt and difficulties re-financing that debt. Although Greece's newly elected government has accepted various austerity measures, it campaigned against austerity measures and in a recent referendum the Greek people rejected certain austerity measures. As a result, it is uncertain whether Greece's recent austerity measures and debt agreement with the European Union will result in a long-term solution to the country's debt crisis. This may increase the likelihood that Greece, and in turn other countries, could exit the European Union, which could lead to added economic uncertainty and further devaluation or eventual abandonment of the Euro common currency. These and other macro-economic uncertainties, such as sovereign default risk becoming more widespread, declining oil prices and geopolitical tensions, have led to significant volatility in the exchange rate between the Euro, the U.S. Dollar and other currencies. The European Central Bank, in an effort to stimulate the European economy, recently launched a quantitative easing program to purchase public debt, which in turn has caused the Euro exchange rate to weaken compared to the U.S. Dollar.
As noted earlier, our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally the Euros and the British Pounds Sterling) into U.S. Dollars. The U.S. Dollar significantly strengthened against the Euro during 2014, moving from an exchange rate of 1.38 U.S. Dollars per Euro as of January 1, 2014 to 1.21 U.S. Dollars per Euro as of December 31, 2014. The U.S. Dollar has strengthened further in 2015 to an exchange rate of 1.11 U.S. Dollars per Euro as of June 30, 2015. The U.S. Dollar also strengthened significantly during this time frame as compared to many other currencies. As a result, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins are not significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated 2024 Notes and 2027 Notes, and accrued interest thereon, provide a natural hedge of the net assets of certain of our Euro functional currency subsidiaries.
Gross profit from our international operations grew year-over-year on a constant currency basis by approximately 26% and 28% for the three and six months ended June 30, 2015, respectively, but, as a result of the impact of changes in currency exchange rates, grew 8.3% and 11.4% for the three and six months ended June 30, 2015, respectively, as reported in U.S. Dollars. We generally enter into derivative instruments to minimize the impact of short-term currency fluctuations on our consolidated operating results. However, such derivative instruments are short term in nature and not designed to hedge against currency fluctuations that could impact our gross bookings, revenues or gross profit (see Note 5 to the Unaudited Consolidated Financial Statements for additional information on our derivative contracts).
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
We compete with both online and traditional travel and travel-related reservation and search services. The market for the travel reservation and search services we offer is intensely competitive, a trend we expect to continue, and current and new competitors can launch new services at a relatively low cost. We currently, or may potentially in the future, compete with a variety of companies, including:

•	online travel reservation services such as those owned by Expedia, Orbitz (which has agreed to be acquired by Expedia), Ctrip, Rakuten, eDreams ODIGEO and Jalan;

•	online accommodation search and/or reservation services, such as Airbnb and HomeAway, focused on vacation rental properties, including individually owned properties;

•	large online companies, including search, social networking and marketplace companies such as Google, Facebook, Alibaba, Amazon and Groupon;

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

For more detail regarding the competitive trends and risks we face, see Part II Item 1A Risk Factors - "Intense competition could reduce our market share and harm our financial performance." and "Recent trends in consumer adoption and use of mobile devices create new challenges and may enable device companies such as Apple to compete directly with us."

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

In addition, we have observed an increase in promotional pricing to closed user groups (such as loyalty program participants or customers with registered accounts), including through mobile apps. If we are not as effective as our competition in offering discounted prices to closed user groups or if we are unable to entice members of our competitors' closed user groups to use our services, our ability to grow and compete could be harmed. If we need to fund discounts out of our gross profit, our profitability could be adversely affected. Further, growth in discounted closed user group retail prices for hotel rooms lessens the price difference for members of closed user groups between a retail hotel reservation and an opaque hotel reservation, which we believe has led to fewer consumers using our opaque hotel reservation services. In addition, hotels typically make available only a limited number of hotel rooms for opaque services like ours, especially during periods of high occupancy. Recent high hotel occupancy levels in the United States (which has had an adverse impact on our access to hotel rooms for our opaque hotel reservation services) and, we believe, the increased use by consumers of discounted closed user group retail prices for hotel rooms have negatively affected our opaque hotel reservation gross profits.

We have established widely used and recognized e-commerce brands through aggressive marketing and promotional campaigns. As a result, both our online and offline advertising expense has increased significantly in recent years, a trend we expect to continue. For the six months ended June 30, 2015, our total online advertising expense was approximately $1.4 billion, a substantial portion of which was spent internationally through Internet search engines (primarily Google), meta-search and travel research services and affiliate marketing. We also invested approximately $130 million in offline advertising during that period. We intend to continue a strategy of aggressively promoting brand awareness, primarily through online means although we also intend to increase our offline advertising efforts, including by expanding offline campaigns into additional markets. For example, building on its first offline advertising campaign, which it launched in the United States in 2013, Booking.com has begun offline advertising campaigns in other markets, including Australia, Canada, the United Kingdom, Germany, France and Brazil. We have observed increased offline advertising by OTCs, meta-search services and travel service providers, particularly in North America and Europe, which may make our offline advertising efforts more expensive and less effective.

Online advertising efficiency, expressed as online advertising expense as a percentage of gross profit, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers, could increase our costs-per-click and reduce our online advertising efficiency. From 2011 to 2013, our online advertising expense grew faster than our gross profit due to (1) year-over-year declines in online advertising returns on investment ("ROIs") and (2) brand mix within The Priceline Group as our international brands grew faster than our U.S. brands and spent a higher percentage of gross profit on online advertising. In 2014, these long-term trends continued, but were more than offset by the inclusion of KAYAK and OpenTable because they spend a lower percentage of gross profit on online advertising than our other brands. Also, our consolidated results exclude intercompany advertising by our brands on KAYAK since our acquisition of KAYAK in May 2013. In the first half of 2015, online advertising efficiency declined compared to the prior year, mainly due to lower ROIs. If Google changes how it presents travel search results or the manner in which it conducts the auction for placement among search results in a manner that is competitively disadvantageous to us, whether to support its own travel-related services or otherwise, our ability to efficiently generate traffic to our websites could be harmed. See Part II Item 1A Risk Factors - "We rely on online advertising channels to enhance our brand awareness and to generate a significant amount of traffic to our websites." and "Our business could be negatively affected by changes in Internet search engine algorithms and dynamics or traffic-generating arrangements."

The national competition authorities ("NCAs") of many governments have begun investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. For example, Booking.com has been the subject of a competition investigation by U.K. competition authorities since July 2012. Other NCAs, including those in France, Germany, Italy, Austria, Sweden, Ireland and Switzerland, more recently opened investigations that focus on Booking.com's contractual parity arrangements accommodation providers in those jurisdictions, and a number of other NCAs are informally looking at these issues. In the U.K. investigation, Booking.com and the other subjects of the investigation had reached a settlement with the competition authorities; however, that settlement has been vacated on appeal. The French, Italian and Swedish NCAs accepted commitments offered by Booking.com to resolve and close their investigations. Booking.com voluntarily implemented these commitments throughout the European Economic Area and Switzerland on July 1, 2015 and is working with certain other European NCAs towards closing their investigations or inquiries. However, we are currently unable to predict the outcome of the other investigations or how our business may be affected.  Possible outcomes include requiring Booking.com to remove its rate parity clause from its contracts with accommodation providers in those jurisdictions. In addition, France recently passed legislation known as the "Macron Law," which is currently being reviewed by the French Constitutional Court with a decision expected in mid-August 2015, that would make price parity agreements illegal. For more information on these investigations, see Footnote 12 to our Unaudited Consolidated Financial Statements and Part II Item 1A Risk Factors - "As the size of our business grows, we may become increasingly subject to the scrutiny of anti-trust and competition regulators." To the extent that regulatory authorities impose fines or require changes to our business practices or to those currently common to the industry or legislation is enacted with a similar effect, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding any such investigations could adversely affect our brand and therefore our market share and results of operations.

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

The impact of seasonality can be exaggerated in the short term by the gross bookings growth rate of the business. For example, in periods where our growth rate substantially decelerates, our operating margins typically benefit from relatively less variable advertising expense. In addition, gross profit growth is typically less impacted in the near term due to the benefit of revenue related to reservations booked in previous quarters.

We experience the highest levels of booking and travel consumption for our Asia-Pacific and South American businesses in the first and fourth quarters. Therefore, if these businesses grow faster than our European and North American businesses, our operating results for the first and fourth quarters of the year may become more significant over time as a percentage of full-year operating results.

Other Factors

We believe that our future success depends in large part on our ability to continue to profitably grow our brands worldwide, and, over time, to offer other travel and travel-related services and further expand into other international markets. Factors beyond our control, such as worldwide recession, oil prices, terrorist attacks, unusual weather patterns, natural disasters such as earthquakes, hurricanes, tsunamis, floods and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Influenza H1N1, avian bird flu, SARS and MERS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities or travel-related accidents, could adversely affect our business and results of operations. For example, our business and operations were negatively impacted by Hurricane Sandy, which disrupted travel in the northeastern United States in late 2012; a major earthquake, tsunami and nuclear emergency in Japan in 2011; severe flooding in Thailand in October 2011; and disruptive civil unrest in Thailand in 2010 and 2014. In addition, MERS has had an adverse impact on our business in northeast Asia in 2015. Future natural disasters, health concerns or civil or political unrest could further disrupt our business and operations.

We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve long-term operating results, even if those expenditures create pressure on operating margins. We have experienced pressure on operating margins as we prioritize initiatives that drive growth. For example, we are investing in growth initiatives at OpenTable, including international expansion, and in building our BookingSuite partner-facing software services platform. We expect pressure on operating margins resulting from these initiatives to continue during the remainder of 2015, though to a lesser extent in the second half of the year after we reach the anniversary of these initiatives. We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, mergers and acquisitions. Our goal is to grow gross profit and achieve healthy operating margins in an effort to maintain profitability. The uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we may not be able to sustain gross profit growth and profitability.

On July 24, 2014, we acquired OpenTable, a leading provider of online restaurant reservations, for $2.5 billion ($2.4 billion net of cash acquired) and on May 21, 2013, we acquired KAYAK Software Corporation, a leading travel meta-search service, for $2.1 billion ($1.9 billion net of cash acquired). A substantial portion of the total consideration for these acquisitions related to identifiable acquired intangibles and goodwill (see Note 6 to the Unaudited Consolidated Financial Statements). In 2015, we have invested and we intend to continue to invest in OpenTable to accelerate its global expansion, increase the value offered to its restaurant partners and enhance the end-to-end experience for customers across desktop and mobile devices. As a result, we expect OpenTable's profitability in 2015 to decline year-over-year as we invest for future growth. If the investments we intend to make in 2015 and beyond, in particular internationally, are unsuccessful in growing OpenTable's global online restaurant reservation business or if OpenTable experiences a significant reduction in revenues or profitability due to factors such as competition, increased capital expenditures or investments in its business, we may recognize an impairment in the value of our acquired intangible assets and goodwill. Likewise, if KAYAK is unsuccessful in profitably growing its global online travel brand or it experiences a significant reduction in advertising revenues on its websites or mobile apps or profitability due to factors such as a loss of continued access to travel services information provided by other OTCs or travel service providers, we may incur an impairment.

Results of Operations
Three and Six Months Ended June 30, 2015 compared to the Three and Six Months Ended June 30, 2014

Operating and Statistical Metrics

Our financial results are driven by certain operating metrics that encompass the booking and other business activity generated by our travel and travel-related services.  Specifically, reservations of accommodation room nights, rental car days and airline tickets capture the volume of units purchased by our travel reservation services customers.  Gross bookings, net of cancellations, is an operating and statistical metric that captures the total dollar value, generally inclusive of taxes and fees, of all travel services booked by our customers and is widely used in the travel business.  International gross bookings reflect gross bookings generated principally by our Booking.com, agoda.com and rentalcars.com businesses and U.S. gross bookings reflect gross bookings generated principally by our priceline.com business, in each case regardless of where the consumer resides, where the consumer is physically located while making a reservation or the location of the travel service provider or restaurant. We follow a similar approach for reporting the international and U.S. revenue and gross profit of those businesses.

Gross bookings resulting from accommodation room nights, rental car days and airline tickets reserved through our international and U.S. operations for the three and six months ended June 30, 2015 and 2014 were as follows (numbers may not total due to rounding):

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2015	2014	Change	2015	2014	Change
International	$13,092	$11,682	12.1%	$25,196	$22,326	12.9%
U.S.	1,868	1,856	0.7%	3,540	3,492	1.4%
Total	$14,960	$13,538	10.5%	$28,736	$25,818	11.3%

Gross bookings increased by 10.5% and 11.3% for the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014 (growth on a constant currency basis was approximately 26% for both the three and six months), principally due to growth of 26.2% and 25.8% in accommodation room night reservations, 2% growth on a constant currency basis in ADRs and growth of 20.1% and 19.1% in rental car day reservations. International gross bookings grew by 12.1% and 12.9% (growth on a constant currency basis was approximately 30% for both the three and six months) for the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014. International gross bookings growth was primarily attributable to growth in accommodation room night reservations for our Booking.com and agoda.com businesses, as well as growth in rental car day reservations for our rentalcars.com business.  The U.S. Dollar significantly strengthened against the Euro during 2014, moving from an exchange rate of 1.38 U.S. Dollars per Euro as of January 1, 2014 to 1.21 U.S. Dollars per Euro as of December 31, 2014. The U.S. Dollar has strengthened further during 2015 to an exchange rate of 1.11 U.S. Dollars per Euro as of June 30, 2015. The U.S. Dollar has also strengthened against many other currencies since January 1, 2014. At these exchange rates, the growth of our total gross bookings and the growth of our international gross bookings, each expressed in U.S. Dollars, have been and will continue to be significantly adversely impacted through the remainder of 2015. We therefore believe that unit growth rates and total gross bookings, international gross bookings and gross profit growth on a constant currency basis, excluding the impact of foreign exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

U.S. gross bookings increased by 0.7% and 1.4% for the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014, primarily due to increases in priceline.com's retail hotel, retail rental car and Express Deals® hotel reservation services, partially offset by declines in priceline.com's Name Your Own Price® reservation services and retail airline ticket service. Travel service providers typically provide a limited amount of availability to opaque services like those of priceline.com, especially during periods of healthy travel demand. As a result, the recent healthy travel environment and the increase in closed user group promotional pricing in the United States has had an adverse impact on our access to availability for our opaque reservation services.

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the three and six months ended June 30, 2015 and 2014 were as follows (numbers may not total due to rounding):

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2015	2014	Change	2015	2014	Change
Agency	$12,867	$11,581	11.1%	$24,775	$22,096	12.1%
Merchant	2,094	1,957	7.0%	3,961	3,721	6.4%
Total	$14,960	$13,538	10.5%	$28,736	$25,818	11.3%

Agency gross bookings are derived from travel-related transactions where we are not the merchant of record and merchant gross bookings are derived from services where we are the merchant of record. Agency gross bookings increased 11.1% and 12.1% for the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014, primarily due to growth in Booking.com accommodation room night reservations, as well as growth in priceline.com retail rental car and hotel reservation services and rentalcars.com rental car reservations. Merchant gross bookings increased 7.0% and 6.4% for the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014, primarily due to increases in merchant retail hotel reservation services for Booking.com, priceline.com and agoda.com, rentalcars.com rental car reservations and priceline.com's Express Deals® hotel reservation service, partially offset by declines in priceline.com's Name Your Own Price® reservation services. The U.S. Dollar is significantly stronger against the Euro and many other currencies as of June 30, 2015 compared to 2014. At these exchange rates, the growth of our agency and merchant gross bookings, expressed in U.S. Dollars, has been and will continue to be significantly adversely impacted through the remainder of 2015.

Units sold for accommodation room nights, rental car days and airline tickets for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2015	2014	Change	2015	2014	Change
Room Nights	113.1	89.6	26.2%	217.7	173.0	25.8%
Rental Car Days	17.2	14.3	20.1%	31.7	26.7	19.1%
Airline Tickets	2.1	2.1	0.3%	4.1	4.2	(1.4)%

Accommodation room night reservations increased by 26.2% and 25.8% for the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014, due to an increase in Booking.com, agoda.com and priceline.com accommodation room night reservations. Booking.com included about 707,000 properties on its website as of August 4, 2015, which included about 313,000 vacation rental properties (updated property counts are available on the Booking.com website), and compares to 523,000 properties (including 194,000 vacation rental properties) a year ago. In September 2015, Booking.com intends to change the way it calculates property counts. As a result, properties that are contracted with Booking.com but currently do not have availability on Booking.com, for example properties that are closed during their off-peak season or for renovations, will remain included in Booking.com's property counts during these temporary periods. Booking.com currently excludes properties that are temporarily unavailable for booking. We believe that continuously including them provides a more consistent and useful property count. Including these temporarily unavailable properties, Booking.com included about 767,000 properties (including about 353,000 vacation rental properties) on its website as of August 4, 2015 as compared to 549,000 properties (including 206,000 vacation rental properties) a year ago. Booking.com has added properties over the past year around the world, including in its core European market and in its newer markets, including North America, Asia-Pacific and South America.

Rental car day reservations increased by 20.1% and 19.1% for the three and six months ended June 30, 2015, respectively, compared to the three and six months ended June 30, 2014, due to an increase in price-disclosed rental car day reservations for rentalcars.com and priceline.com, partially offset by a decline in priceline.com's Name Your Own Price® rental car reservation service.

Airline ticket reservations increased by 0.3% for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, due to an increase in priceline.com's price-disclosed airline ticket reservations, offset by a decline in

priceline.com's Name Your Own Price® airline ticket reservations. Airline ticket reservations decreased by 1.4% for the six months ended June 30, 2015, compared to six months ended June 30, 2014, due to a decline in priceline.com's Name Your Own Price® airline ticket reservations, principally offset by an increase in priceline.com's price-disclosed airline ticket reservations.

Revenues

We classify our revenue into three categories:

•
Agency revenues are derived from travel-related transactions where we are not the merchant of record and where the prices of the travel services are determined by third parties. Agency revenues include travel commissions, GDS reservation booking fees related to certain travel services, travel insurance fees and customer processing fees and are reported at the net amounts received, without any associated cost of revenue. Substantially all of the revenue for Booking.com is agency revenue comprised of travel commissions.

•
Merchant revenues are derived from services where we are the merchant of record and therefore charge the customer's credit card for the travel services provided. Merchant revenues include (1) transaction revenues representing the price of Name Your Own Price® hotel, rental car and airline ticket reservations and vacation packages charged to a customer (with a corresponding travel service provider cost recorded in cost of revenues); (2) transaction net revenues (i.e., to the extent applicable, the amount charged to a customer, less the amount charged to us by travel service providers) in connection with (a) the accommodation reservations provided through our merchant price-disclosed hotel reservation services at agoda.com, priceline.com and Booking.com and (b) the reservations provided through our merchant rental car service at rentalcars.com and merchant Express Deals® reservation services at priceline.com; (3) customer processing fees charged in connection with priceline.com's Name Your Own Price® reservation services, Express Deals® reservation services and merchant retail hotel reservation services; and (4) ancillary fees, including damage excess waiver and travel insurance fees and GDS reservation booking fees related to certain of the services listed above.

•
Advertising and other revenues are derived primarily from (1) revenues earned by KAYAK for (a) sending referrals to OTCs and travel service providers and (b) advertising placements on KAYAK's websites and mobile apps; (2) revenues earned by OpenTable for (a) reservation fees (a fee for restaurant guests seated through OpenTable's online reservation service) and (b) subscription fees earned by OpenTable for restaurant reservation management services; and (3) revenues generated by Booking.com's BookingSuite branded hotel marketing services. Revenue from KAYAK is net of intercompany revenues earned by KAYAK from other Priceline Group brands.

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2015	2014	Change	2015	2014	Change
Agency Revenues	$1,582,153	$1,474,396	7.3%	$2,781,501	$2,515,540	10.6%
Merchant Revenues	546,013	567,253	(3.7)%	1,040,688	1,094,251	(4.9)%
Advertising and Other Revenues	152,231	81,926	85.8%	298,902	155,586	92.1%
Total Revenues	$2,280,397	$2,123,575	7.4%	$4,121,091	$3,765,377	9.4%

 Agency Revenues

Agency revenues for the three and six months ended June 30, 2015 increased 7.3% and 10.6%, respectively, compared to the three and six months ended June 30, 2014, primarily as a result of growth in the business of Booking.com, as well as rentalcars.com's agency rental car business and priceline.com's agency hotel reservation and retail rental car business. The U.S. Dollar is significantly stronger against the Euro and many other currencies as of June 30, 2015 compared to 2014. At these exchange rates, the growth of our agency revenues, expressed in U.S. Dollars, has been and will continue to be significantly adversely impacted through the remainder of 2015.

Merchant Revenues

Merchant revenues for the three and six months ended June 30, 2015 decreased 3.7% and 4.9%, respectively, compared to the three and six months ended June 30, 2014, primarily due to decreases in revenues from priceline.com's Name

Your Own Price® hotel, airline ticket and rental car reservation services, partially offset by increases in our merchant price-disclosed hotel and rental car businesses. Merchant revenue growth over the prior year period was substantially lower than merchant gross bookings growth because our merchant revenues are disproportionately affected by priceline.com's Name Your Own Price® reservation services, which declined year-over-year and are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues. Our other merchant revenues, which grew year-over-year, are recorded in revenue "net" of travel service provider costs. As a result, we believe that gross profit is an important measure of evaluating growth in our business. The U.S. Dollar is significantly stronger against the Euro and many other currencies as of June 30, 2015 compared to 2014. At these exchange rates, the growth of our merchant revenues, expressed in U.S. Dollars, has been and will continue to be significantly adversely impacted through the remainder of 2015.

Advertising and Other Revenues

Advertising and other revenues during the three and six months ended June 30, 2015 consisted primarily of advertising revenues, restaurant reservation revenues and subscription revenues for restaurant reservation management services.  Other revenues for the three and six months ended June 30, 2015 includes $62.2 million and $122.7 million, respectively, of OpenTable revenue, which will benefit year-over-year comparisons until the anniversary of the acquisition on July 24, 2015.

Cost of Revenues

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2015	2014	Change	2015	2014	Change
Cost of Revenues	$187,491	$240,579	(22.1)%	$355,949	$475,910	(25.2)%

For the three and six months ended June 30, 2015, cost of revenues consisted primarily of: (1) the cost paid to travel service providers for priceline.com's Name Your Own Price® reservation services, net of applicable taxes and charges; (2) fees paid to third parties by KAYAK and priceline.com to return travel itinerary information for customer search queries; and (3) costs related to accruals for travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.). Cost of revenues for the three and six months ended June 30, 2015 decreased by 22.1% and 25.2%, respectively, compared to the three and six months ended June 30, 2014, primarily due to a decrease in priceline.com's Name Your Own Price® reservation services. For the six months ended June 30, 2015, cost of revenue benefited from a reversal of previously accrued travel transaction taxes of $16.4 million (including estimated interest and penalties) recorded in the first quarter of 2015 related to a favorable ruling in the State of Hawaii.

Agency revenues have no cost of revenue. Agency revenues principally consist of travel commissions on accommodation reservations.

Gross Profit

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2015	2014	Change	2015	2014	Change
Gross Profit	$2,092,906	$1,882,996	11.1%	$3,765,142	$3,289,467	14.5%
Gross Margin	91.8%	88.7%		91.4%	87.4%

Total gross profit for the three and six months ended June 30, 2015 increased by 11.1% and 14.5%, respectively (growth on a constant currency basis was approximately 26% and 29%, respectively), compared to the three and six months ended June 30, 2014, primarily as a result of the increased revenue discussed above.  Total gross margin (gross profit as a percentage of total revenue) increased during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, because our revenues are disproportionately affected by priceline.com's Name Your Own Price® reservation services. Name Your Own Price® revenues are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues, and in the three and six months ended June 30, 2015 these revenues represented a smaller percentage of total revenues than in the three and six months ended June 30, 2014. Our retail and semi-opaque reservation services, which are recorded in revenue "net" of travel service provider costs, have been growing faster than priceline.com's Name Your Own Price® reservation services. As a result, we believe that gross profit is an important measure for evaluating growth in our business. Our international operations accounted for approximately $1.8 billion and $3.2 billion of our gross profit for the three and six months ended June 30, 2015, which compares to $1.7 billion and $2.9 billion for the three and six months ended June 30, 2014. Gross profit attributable to our international operations increased 8.3% and 11.4%, respectively (growth on a constant currency basis was approximately 26% and 28%, respectively), for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014. Gross profit attributable to our U.S. businesses increased by 32.0% and 34.8% for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014. Gross profit for the three and six months ended June 30, 2015 was positively impacted by the inclusion of OpenTable, which will benefit year-over-year comparisons until the anniversary of the acquisition on July 24, 2015. Gross profit for the six months ended June 30, 2015 was positively impacted by a reversal of previously accrued travel transaction taxes of $16.4 million (including estimated interest and penalties) recorded in the first quarter of 2015 related to a favorable ruling in the State of Hawaii.

The U.S. Dollar is significantly stronger against the Euro and many other currencies as of June 30, 2015 compared to 2014. At these exchange rates, the growth of our total and international gross profits, expressed in U.S. Dollars, has been and will continue to be significantly adversely impacted through the remainder of 2015.

Operating Expenses

Advertising

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2015	2014	Change	2015	2014	Change
Online Advertising	$770,818	$639,655	20.5%	$1,414,034	$1,160,503	21.8%
% of Total Gross Profit	36.8%	34.0%		37.6%	35.3%
Offline Advertising	$66,303	$58,026	14.3%	$129,885	$111,500	16.5%
% of Total Gross Profit	3.2%	3.1%		3.4%	3.4%

Online advertising expenses consist primarily of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) banner, pop-up and other Internet and mobile advertisements. For the three and six months ended June 30, 2015, online advertising expenses increased over the three and six months ended June 30, 2014, primarily to generate increased gross bookings. Online advertising as a percentage of gross profit for the three and six months ended June 30, 2015 benefited from the inclusion of OpenTable because OpenTable spends a lower percentage of gross profit on online advertising relative to our other brands. In addition, the share of our business coming directly to our websites with no associated online advertising expense increased during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014. These favorable impacts were more than offset for the three and six months ended June 30, 2015 by a year-over-year decline in advertising ROIs, a trend that we expect to continue.

Offline advertising expenses are primarily related to our Booking.com, KAYAK and priceline.com businesses and primarily consist of television advertising. For the three and six months ended June 30, 2015, offline advertising increased by 14.3% and 16.5%, respectively, compared to the three and six months ended June 30, 2014, primarily due to increased offline advertising by Booking.com, including new campaigns in Germany, France and Brazil.

Sales and Marketing

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2015	2014	Change	2015	2014	Change
Sales and Marketing	$94,523	$75,053	25.9%	$176,467	$139,364	26.6%
% of Total Gross Profit	4.5%	4.0%		4.7%	4.2%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) customer relations costs; (4) provisions for bad debt, primarily related to agency accommodation commission receivables; and (5) provisions for credit card chargebacks. For the three and six months ended June 30, 2015, sales and marketing expenses, which are substantially variable in nature, increased compared to the three and six months ended June 30, 2014 due primarily to increased gross booking volumes, customer relations costs and the inclusion of OpenTable since its acquisition on July 24, 2014.

Personnel

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2015	2014	Change	2015	2014	Change
Personnel	$289,156	$221,852	30.3%	$548,140	$416,383	31.6%
% of Total Gross Profit	13.8%	11.8%		14.6%	12.7%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes and employee health benefits. Personnel expenses increased during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 due primarily to increased headcount to support the growth of our businesses. Additionally, the inclusion of OpenTable in our consolidated results since its acquisition on July 24, 2014 contributed to this increase in personnel expenses for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014.

Stock-based compensation expense was $60.2 million and $114.2 million for the three and six months ended June 30, 2015 compared to $35.2 million and $74.0 million for the three and six months ended June 30, 2014.

General and Administrative

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2015	2014	Change	2015	2014	Change
General and Administrative	$98,945	$91,067	8.7%	$199,123	$164,048	21.4%
% of Total Gross Profit	4.7%	4.8%		5.3%	5.0%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) personnel-related expenses such as travel, recruiting and training expenses; and (3) fees for outside professionals, including litigation expenses. General and administrative expenses increased during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, due primarily to higher occupancy and office expenses related to the expansion of our international businesses and higher personnel-related expenses related to increased headcount in all of our businesses. Additionally, the inclusion of OpenTable in our consolidated results since its acquisition on July 24, 2014 contributed to the increase in general and administrative expenses for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014.

Information Technology

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2015	2014	Change	2015	2014	Change
Information Technology	$27,156	$24,042	13.0%	$52,517	$47,266	11.1%
% of Total Gross Profit	1.3%	1.3%		1.4%	1.4%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) data communications and other expenses associated with operating our services; (3) outsourced data center costs; and (4) payments to outside consultants. Information technology expense increased during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, due primarily to growth in our worldwide operations. Additionally, the inclusion of OpenTable in our consolidated results since its acquisition on July 24, 2014 contributed to the increase in information technology expenses for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014.

Depreciation and Amortization

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2015	2014	Change	2015	2014	Change
Depreciation and Amortization	$67,674	$40,287	68.0%	$132,676	$78,663	68.7%
% of Total Gross Profit	3.2%	2.1%		3.5%	2.4%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation on computer equipment; (3) depreciation of internally developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. For the three and six months ended June 30, 2015, depreciation and amortization expense increased compared to the three and six months ended June 30, 2014 due primarily to increased intangible amortization from the OpenTable acquisition and increased depreciation expense due to capital expenditures for additional data center capacity and office build-outs to support growth and geographic expansion, principally related to our Booking.com business. Additionally, the inclusion of OpenTable in our consolidated results since its acquisition on July 24, 2014 contributed to the increase in depreciation expense for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014.

Other Income (Expense)

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2015	2014	Change	2015	2014	Change
Interest Income	$13,037	$1,634	697.9%	$24,633	$2,675	1,014.3%
Interest Expense	(41,547)	(17,106)	142.9%	(75,026)	(34,851)	115.3%
Foreign Currency Transactions and Other	(1,444)	(1,777)	(18.7)%	(6,287)	(7,746)	(18.8)%
Total	$(29,954)	$(17,249)	73.7%	$(56,680)	$(39,922)	42.0%

For the three and six months ended June 30, 2015, interest income on cash and marketable securities increased compared to the three and six months ended June 30, 2014, primarily due to higher yields and an increase in the average invested balance.

Interest expense increased for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, primarily due to interest expense attributable to our Senior Notes issued in August 2014, September 2014 and March 2015, partially offset by the maturity of our 1.25% Convertible Senior Notes in March 2015. The termination of the revolving credit facility entered into in October 2011 resulted in a charge to interest expense of $1.0 million in June 2015 to write off the remaining unamortized debt issuance costs (see Note 8).

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operating results into U.S. Dollars upon consolidation resulted in foreign exchange losses of $1.7 million and foreign exchange gains of $0.2 million for the three and six months ended June 30, 2015, respectively, compared to foreign exchange gains of $4.6 million and $4.3 million for the three and six months ended June 30, 2014, respectively, and are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

Foreign exchange transaction losses, including costs related to foreign exchange transactions, resulted in losses of $1.2 million and $9.6 million for the three and six months ended June 30, 2015, respectively, compared to foreign exchange losses of $3.8 million and $6.0 million for the three and six months ended June 30, 2014, respectively, and are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

For the three and six months ended June 30, 2015, we recognized $1.6 million and $3.4 million of net realized gains related to investments, which are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The conversion of our convertible debt prior to maturity in the three and six months ended June 30, 2014 resulted in a non-cash losses of $2.7 million and $6.1 million, respectively, and are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

Income Taxes

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2015	2014	Change	2015	2014	Change
Income Tax Expense	$131,345	$139,314	(5.7)%	$205,261	$224,149	(8.4)%

Our effective tax rate for the three and six months ended June 30, 2015 were 20.3% and 19.4%, respectively, compared to 19.5% and 19.8% for the three and six months ended June 30, 2014. Our effective tax rate differs from the U.S. federal statutory tax rate of 35%, due to lower tax rates outside the United States, partially offset by U.S. state income taxes and certain non-deductible expenses. Our effective tax rate was higher for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to recent U.S. state tax law changes which resulted in an increase to our deferred tax liabilities associated with acquired intangible assets and an increase in U.S. taxable interest income earned by our subsidiaries outside the U.S. Notwithstanding this increase, our effective tax rate was lower for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as a result of an increased proportion of our income being taxed at lower international tax rates. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings during the three and six months ended June 30, 2015 and 2014 qualifies for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those periods. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not "innovative" or for any other reason, would substantially increase our effective tax rate and adversely impact our results of operations.

Until our U.S. net operating loss carryforwards are utilized or expire, most of our U.S. income will not be subject to a cash tax liability, other than federal alternative minimum tax and state income taxes. However, we expect to pay foreign taxes on our international income except in countries where we have operating loss carryforwards. We expect that our international operations will grow their pretax income faster than the U.S. business over the long term and, therefore, it is our expectation that our cash tax payments will increase as our international businesses generate an increasing share of our pretax income.

We will be subject to increased income taxes in the event that our cash balances held outside the United States are remitted to the United States. As of June 30, 2015, we held approximately $7.7 billion of cash, cash equivalents, short-term investments and long-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our international operations. If our cash balances outside the United States continue to grow and our ability to reinvest those balances outside the United States diminishes, it will become increasingly likely that we will be subject to additional income tax expense in the United States with respect to our unremitted international earnings. We would not make additional income tax payments unless we were to actually repatriate our international cash to the United States. We would pay only U.S. federal alternative minimum tax and certain U.S. state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. This could result in us being subject to a cash income tax liability on the earnings of our U.S. businesses sooner than would otherwise have been the case.

Liquidity and Capital Resources

As of June 30, 2015, we had $9.6 billion in cash, cash equivalents, short-term investments and long-term investments. Approximately $7.7 billion is held by our international subsidiaries and is denominated primarily in U.S. Dollars, Euros and, to a lesser extent, British Pounds Sterling and other currencies. We currently intend to indefinitely reinvest these funds outside of the United States. If we repatriate cash to the United States, we would utilize our net operating loss carryforwards and beyond that amount incur additional tax payments in the United States. Cash equivalents, short-term investments and long-term investments are comprised of U.S. and foreign corporate bonds, U.S. and foreign government securities, high-grade commercial paper, U.S. government agency securities, foreign equity securities and bank deposits.

In June 2015, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. Borrowings under the revolving credit facility will bear interest, at our option, at a rate per annum equal to either (i) the adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 0.875% to 1.50%; or the greatest of (a) Bank of America, N.A.'s prime lending rate, (b) the federal funds rate plus 0.50%, and (c) an adjusted LIBOR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.00% to 0.50%. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.085% to 0.20%.

The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of June 30, 2015, there were no borrowings outstanding and approximately $3.8 million of letters of credit issued under the facility. Upon entering into this new revolving credit facility, we terminated our $1.0 billion five-year revolving credit facility entered into in October 2011.

During the six months ended June 30, 2015, we repurchased 917,890 shares of our common stock for an aggregate cost of $1.1 billion. As of June 30, 2015, we had a remaining aggregate amount of $1.9 billion authorized by our Board of Directors to purchase our common stock. Stock repurchases in June 2015 of 155,129 shares for an aggregate cost of $175.8 million were settled in July 2015. During the period from July 1, 2015 to August 4, 2015, we repurchased 436,182 additional shares for an aggregate cost of $500.0 million. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital and other factors.

In March 2015, we issued 1.0 billion Euro aggregate principal amount of Senior Notes due 2027, with a coupon interest rate of 1.8%. Interest on the notes is payable annually on March 3, beginning March 3, 2016. In addition, in March 2015, we issued $500 million aggregate principal amount of Senior Notes due 2025, with a coupon interest rate of 3.65%. Interest on the 2025 Notes is payable semi-annually on March 15 and September 15, beginning September 15, 2015. The net proceeds of these notes were used for general corporate purposes. See Note 8 to the Unaudited Consolidated Financial Statements for further details on these notes.

For the three months ended March 31, 2015, in connection with the maturity or conversion prior to maturity of the remaining outstanding 1.25% Convertible Senior Notes, we paid $37.5 million to satisfy the aggregate principal amount due and paid an additional $110.1 million in satisfaction of the conversion value in excess of the principal amount.

Our merchant transactions are structured such that we collect cash up front from our customers and then we pay most of our travel service providers at a subsequent date. We therefore tend to experience significant swings in accounts receivable, deferred merchant bookings and travel service provider payables seasonally depending on the absolute level of our merchant transactions during the last few weeks of every quarter.

Net cash provided by operating activities for the six months ended June 30, 2015 was $911.4 million, resulting from net income of $850.4 million and a favorable impact of $257.0 million for non-cash items not affecting cash flows, partially offset by net unfavorable changes in working capital and other assets and liabilities of $196.0 million. For the six months ended June 30, 2015, prepaid expenses and other current assets increased by $300.5 million, principally related to a $423.8 million prepayment of 2015 income taxes in the first six months by Booking.com to earn a prepayment discount. For the six months ended June 30, 2015, accounts receivable increased $287.9 million and accounts payable, accrued expenses and other current liabilities increased by $405.8 million, primarily related to seasonality and increases in business volumes. Our bookings and revenues are generally higher in the second quarter of the year than in the fourth quarter of the year which typically results in higher accounts receivable, deferred merchant bookings, accounts payable and accrued expenses at June 30 compared to December 31. The growth in deferred merchant bookings was partly offset by an initiative at agoda.com which allows their customers to pay near the time of travel rather than at the time of making a reservation. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount of our convertible notes and deferred income taxes.

Net cash provided by operating activities for the six months ended June 30, 2014 was $867.0 million, resulting from net income of $907.7 million and a favorable impact of $221.0 million for non-cash items not affecting cash flows, partially offset by net unfavorable changes in working capital and other assets and liabilities of $261.7 million. For the six months ended June 30, 2014, prepaid expenses and other current assets increased by $264.0 million, principally related to a $346.4 million prepayment of income taxes for 2014 by Booking.com to earn a prepayment discount. For the six months ended June 30, 2014, accounts receivable increased $313.0 million primarily due to increases in business volumes. For the six months ended June 30, 2014, accounts payable, accrued expenses and other current liabilities increased by $312.9 million. The increase in these working capital balances was primarily related to seasonality and increases in business volumes. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount of our convertible notes and deferred income taxes.

Net cash used in investing activities was $2.6 billion for the six months ended June 30, 2015. Investing activities for the six months ended June 30, 2015 were affected by net purchases of investments of $2.5 billion, $45.9 million used for acquisitions, net of cash acquired, and net proceeds of $5.2 million for the settlement of foreign currency contracts. Net cash provided by investing activities was $1.5 billion for the six months ended June 30, 2014. Investing activities for the six months ended June 30, 2014 were affected by net sales of investments of $1.8 billion, partially offset by $101.1 million used for acquisitions, net of cash acquired, net payments of $69.8 million for the settlement of foreign currency contracts and a change in restricted cash of $5.2 million.  Cash invested in purchase of property and equipment was $84.4 million and $62.0 million in the six months ended June 30, 2015 and 2014, respectively.

Net cash provided by financing activities was $0.6 billion for the six months ended June 30, 2015. Cash provided by financing activities for the six months ended June 30, 2015 primarily consisted of total proceeds of $1.6 billion from the issuance of Senior Notes, the exercise of employee stock options of $12.8 million and excess tax benefits from stock-based compensation of $68.2 million, partially offset by treasury stock purchases of $986.6 million and payments of $147.6 million related to the conversion of Senior Notes. Net cash used in financing activities was $193.2 million for the six months ended June 30, 2014. The cash used in financing activities for the six months ended June 30, 2014 primarily consisted of treasury stock purchases of $97.3 million and payments of $117.8 million related to the conversion of senior notes, partially offset by proceeds from the exercise of employee stock options of $9.7 million and excess tax benefits from stock-based compensation of $12.2 million.

Contingencies

A number of U.S. jurisdictions have initiated lawsuits against online travel companies, including us, related to, among other things, the payment of travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.). In addition, a number of U.S. states, counties and municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes. To date, the majority of taxing jurisdictions in which we facilitate the making of travel reservations have not asserted that taxes are due and payable on our travel services. With respect to jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from us only on a prospective basis. See Note 12 to the Unaudited Consolidated Financial Statements for a summary of these pending cases and proceedings, and Part II Item 1A Risk Factors - "Adverse application of state and local tax laws could have an adverse effect on our business and results of operations" in this Quarterly Report.

As a result of this litigation and other attempts by U.S. jurisdictions to levy similar taxes, we have established an accrual for the potential resolution of issues related to travel transaction taxes in the amount of approximately $33 million at June 30, 2015 and $52 million at December 31, 2014 (which includes, among other things, amounts related to the litigation in the State of Hawaii, San Antonio, District of Columbia and Chicago). The March 2015 ruling by the Hawaii Supreme Court significantly reduced the Company's (and other OTCs') liability and as a result the Company reduced its accrual for travel transaction taxes (including estimated interest and penalties) by $16.4 million with a corresponding reduction to cost of revenues in the first quarter of 2015. The accrual is based on our estimate of the probable cost of resolving these issues. Our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made. If we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash we believe that it would not have a material impact on our liquidity.

French authorities have initiated an audit to determine whether we are in compliance with our tax obligations in France, and we currently expect to get a preliminary response no later than the first half of 2016.  While we believe that we comply with French tax law, we expect French tax authorities to assert that we owe additional taxes and issue an assessment, which could be significant and which could include penalties and interest.  In addition, we may be required to pay upfront the full amount of any such assessment in order to appeal it, though any such payment would not constitute an admission by us that we owe the tax. In general, governments in the United States and Europe are increasingly focused on ways to increase tax revenues, which has contributed to an increase in audit activity and harsher stances taken by tax authorities.  Any such additional taxes or other assessments may be in excess of our current tax provisions or may require us to modify our business practices in order to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on our business, results of operations and financial condition.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Expressions of future goals and expectations and similar expressions, including "may," "will," "should," "could," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," or "continue," reflecting something other than historical fact are intended to identify forward-looking statements.  Our actual results could differ materially from those described in the forward-looking statements for various reasons including the risks we face which are more fully described in Part II Item 1A, Risk Factors.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  However, readers should carefully review the reports and documents we file or furnish from time to time with the Securities and Exchange Commission, particularly our Annual Report on Form 10-K for the year ended December 31, 2014, and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

We did not experience any material changes in interest rate exposures during the three months ended June 30, 2015. Based upon economic conditions and leading market indicators at June 30, 2015, we do not foresee a significant adverse change in interest rates in the near future.

Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available-for-sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis point (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of June 30, 2015 of approximately $122 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of June 30, 2015, the outstanding aggregate principal amount of our debt was approximately $5.7 billion. We estimate that the market value of such debt was approximately $6.0 billion as of June 30, 2015. A substantial portion of the market value of our debt in excess of the outstanding principal amount is related to the conversion premium on our outstanding convertible notes.

We conduct a significant portion of our business outside the United States through subsidiaries with functional currencies other than the U.S. Dollar (primarily Euros). As a result, we face exposures to adverse movements in currency exchange rates as the operating results of our international operations are translated from local currency into U.S. Dollars upon consolidation. If the U.S. Dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, gross bookings, gross profit, operating expenses, and net income. Similarly, our net assets, gross bookings, gross profit, operating expenses, and net income will decrease if the U.S. Dollar strengthens against the local currency. Additionally, foreign exchange rate fluctuations on transactions, denominated in currencies other than the functional currency, result in gains and losses that are reflected in the Unaudited Consolidated Statements of Operations.

The U.S. Dollar significantly strengthened against the Euro during 2014, moving from an exchange rate of 1.38 U.S. Dollars per Euro as of January 1, 2014 to 1.21 U.S. Dollars per Euro as of December 31, 2014. The U.S. Dollar has strengthened further in 2015 to an exchange rate of 1.11 U.S. Dollars per Euro as of June 30, 2015. The U.S. Dollar also strengthened significantly during this time frame as compared to many other currencies. As a result, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins are not significantly impacted by currency fluctuations. The aggregate principal value of the Euro-denominated 2024 Notes and 2027 Notes, and accrued interest thereon, provide a natural hedge of the net assets of certain of our Euro functional currency subsidiaries.

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. These derivative contracts principally address foreign exchange fluctuation risk for the Euro and the British Pound Sterling versus the U.S. Dollar. As of June 30, 2015 and December 31, 2014, there were no such outstanding derivative contracts. Foreign exchange losses of $1.7 million and foreign currency gains of $0.2 million for the three and six months ended June 30, 2015, respectively, compared to foreign exchange gains of $4.6 million and $4.3 million for the three and six months ended June 30, 2014, respectively, are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of material legal proceedings to which we are a party, and updates thereto, is contained in Note 12 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2015, and is incorporated into this Item 1 by reference thereto.

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
Many governments around the world, including the U.S. government and certain European governments, are operating at large financial deficits, resulting in high levels of sovereign debt in such countries. Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt at times have had difficulty refinancing their debt. Failure to reach political consensus regarding workable solutions to these issues has resulted in a high level of uncertainty regarding the future economic outlook. This uncertainty, as well as concern over governmental austerity measures including higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand. Greece, in particular, has recently faced and continues to face significant economic challenges, in large part due to its high levels of sovereign debt and difficulties re-financing that debt. Although Greece's newly elected government has accepted various austerity measures, it campaigned against austerity measures and in a recent referendum the Greek people rejected certain austerity measures. As a result, it is uncertain whether Greece's recent austerity measures and debt agreement with the European Union will result in a long-term solution to the country's debt crisis. This may increase the likelihood that Greece, and in turn other countries, could exit the European Union, which could lead to added economic uncertainty and further devaluation or eventual abandonment of the Euro common currency. At times, we have experienced volatility in transaction growth rates and weaker trends in hotel ADRs across many regions of the world, particularly in those European countries that appear to be most affected by economic uncertainties. We believe that these business trends are likely impacted by weak economic conditions and sovereign debt concerns. Disruptions in the economies of such countries could cause, contribute to or be indicative of deteriorating macro-economic conditions.
The uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.
In addition, other unforeseen events beyond our control, such as oil prices, terrorist attacks, unusual weather patterns, natural disasters such as earthquakes, hurricanes, tsunamis, floods and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Influenza H1N1, avian bird flu, SARS and MERS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities or travel-related accidents, can disrupt travel or otherwise result in declines in travel demand. Because these events or concerns are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our business and results of operations. For example, our business and operations were negatively impacted by Hurricane Sandy, which disrupted travel in the northeastern United States in late 2012; a major earthquake, tsunami and nuclear emergency in Japan in 2011; severe flooding in Thailand in October 2011; and disruptive civil unrest in Thailand in 2010 and 2014. In addition, MERS has had an adverse impact on our business in northeast Asia in 2015. Future natural disasters, health concerns or civil or political unrest could further disrupt our business and operations and adversely affect our results of operations.
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
The number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 16,200 as of June 30, 2015, which growth is mostly comprised of hires by our international operations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage this growth and our future operations, especially as we employ personnel in multiple geographic locations around the world. We are subject to risks typical of international businesses, including differing economic conditions, differing customs, languages and consumer expectations, changes in political climate, differing tax structures and other regulations and restrictions, including labor laws and customs, and foreign exchange rate volatility.
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
We currently, or may potentially in the future, compete with a variety of companies, including:

•
online travel reservation services such as Expedia, Hotels.com, Hotwire, Travelocity, eLong, Wotif, CarRentals.com and Venere, which are owned by Expedia; Orbitz.com, Cheaptickets, ebookers, HotelClub and RatesToGo, which are owned by Orbitz Worldwide (which has agreed to be acquired by Expedia); laterooms, which is owned by Tui Travel; Hotel Reservation Service and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, Car Trawler, Ctrip, MakeMyTrip, Webjet, Rakuten, Jalan, Hotel Urbano, ViajaNet, Submarino Viagens, Despegar/Decolar, 17u.com, Bookit.com, CheapOair, Mr. and Mrs. Smith and eDreams ODIGEO;

•	online accommodation search and/or reservation services, such as Airbnb and HomeAway, focused on vacation rental properties, including individually owned properties;

•	large online companies, including search, social networking and marketplace companies such as Google, Facebook, Alibaba, Amazon and Groupon;

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

TripAdvisor, a leading travel research and review website, Google, the world's largest search engine, and other large, established companies with substantial resources and expertise in developing online commerce and facilitating Internet traffic have launched meta-search services and may create additional inroads into online travel, both in the United States and internationally. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., accommodations, rental car companies or airlines), online travel company ("OTC") and other travel websites and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTCs or other travel websites, which could lead to travel service providers or others gaining a larger share of search traffic. TripAdvisor has begun supporting its meta-search service with offline advertising, and trivago, a leading meta-search service in Europe, has been aggressively advertising in the United States since 2013. Google offers "Hotel Finder", a meta-search service that Google has at times placed at or near the top of hotel-related search results. Through our KAYAK meta-search service, we compete directly with other meta-search services. KAYAK depends on access to information related to travel service pricing, schedules, availability and other related information from OTCs and travel service providers. To the extent OTCs or travel service providers do not provide such information to KAYAK, KAYAK's business and results of operations could be harmed.

Consumers may favor travel services offered by meta-search websites or search companies over OTCs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites and increase our advertising and other customer acquisition costs. To the extent any such consumer behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in profits from our KAYAK meta-search business to offset any related decrease in profits experienced by our travel service reservation brands. Further, meta-search services may evolve into more traditional OTCs by offering consumers the ability to make travel reservations directly through their websites. For example, TripAdvisor facilitates hotel reservations on its transaction websites Tingo and Jetsetter and intends to allow consumers to make a reservation while staying on TripAdvisor through its "Instant Booking" offering. Instant Booking now includes participation from six out of the top 10 global hotel brands, including Marriott International. We currently do not participate in "Instant Booking" and therefore risk losing share of reservations sourced through TripAdvisor. Other meta-search providers may also offer direct booking services with travel service providers, which may lead to more consumers booking directly with a travel service provider rather than an OTC. For example, Google's Hotel Finder is experimenting with direct bookings for certain independent hotels. To the extent consumers book travel services through a meta-search website or directly with a travel service provider after visiting a meta-search website or meta-search utility on a traditional search engine without using an OTC like us, or if meta-search services limit our participation within their search results, we may need to increase our advertising or other customer acquisition costs to maintain or grow our reservation bookings and our business, gross bookings and results of operations could be adversely affected.

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

There has been a proliferation of new channels through which accommodation providers can offer reservations.  For example, companies such as HomeAway and Airbnb offer services focused on providing vacation rental property owners, particularly individuals, an online place to list their accommodations where travelers can search and book such properties. Groupon offers discounted travel reservation services through "Groupon Getaways," and Amazon recently launched a local travel reservation service called "Amazon Destinations." Companies such as HotelTonight, Tingo and Hipmunk have developed differentiated offerings that endeavor to provide savings on accommodation reservations to consumers and that compete directly with us. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its website.  If any of these services are successful in attracting consumers who would otherwise use our services, our business and results of operations would be harmed.

Competition in U.S. online travel remains intense and online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantages. In particular, the competition to provide "opaque"

accommodation reservation services to consumers, an area in which our priceline.com business has been a leader, has become more intense. For example, Expedia makes opaque accommodation room reservations available through its Hotwire brand and on its principal website under the name "Expedia Unpublished Rates" and has, we believe, supported this initiative with steeper discounts through lower margins. We believe these offerings, in particular "Expedia Unpublished Rates," have adversely impacted the market share and year-over-year growth rate for priceline.com's Name Your Own Price® opaque hotel reservation service, which has been experiencing a decline in room night reservations since 2011. These and other competitors could also launch opaque rental car services, which could negatively impact priceline.com's opaque Name Your Own Price® rental car reservation service. If Expedia or others are successful in growing their opaque reservation services, we may have less consumer demand for our opaque reservation services over time, and we would face more competition for access to the limited supply of discounted reservation rates. As a result of this increased competition, our share of the discount accommodation reservation market in the United States could further decrease, which could harm our business and results of operations. In addition, high hotel occupancy levels in the United States have had an adverse impact on our access to hotel rooms for our opaque hotel reservation services. Further, growth in discounted closed user group retail prices for hotel rooms lessens the price difference for members of the closed user group between a retail hotel reservation and an opaque hotel reservation, which we believe has led to fewer consumers using our opaque hotel reservation services.

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
We conduct a substantial majority of our business outside the United States but we report our results in U.S. Dollars. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally the Euros and the British Pounds Sterling) into U.S. Dollars. The U.S. Dollar significantly strengthened against the Euro during 2014 and the first six months of 2015, moving from an exchange rate of 1.38 U.S. Dollars per Euro as of January 1, 2014 to 1.11 U.S. Dollars per Euro as of June 30, 2015. The U.S. Dollar also strengthened significantly during this time frame as compared to many other currencies. As a result, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars. For example, gross profit from our international businesses grew year-over-year on a constant currency basis by approximately 26% for the three months ended June 30, 2015, but, as a result of the impact of changes in currency exchange rates, grew by approximately 8% as reported in U.S. Dollars.
Certain European Union countries with high levels of sovereign debt have had difficulty at times refinancing their debt. Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may become more widespread, has led to significant volatility in the exchange rate between the Euro, the British Pound Sterling, the U.S. Dollar and other currencies. The European Central Bank, in an effort to stimulate the European economy, recently launched a quantitative easing program to purchase public debt, which in turn has caused the Euro exchange rate to weaken compared to the U.S. Dollar.
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
Volatility in foreign exchange rates and its impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.

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
Our online advertising efficiency, expressed as online advertising as a percentage of gross profit, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers, could increase our costs-per-click and reduce our online advertising efficiency. We use third-party websites, including online search engines (primarily Google), meta-search and travel research services, and affiliate marketing as primary means of generating traffic to our websites. Our online advertising expense has increased significantly in recent years, a trend we expect to continue. In addition, from 2011 to 2013 our online advertising grew faster than our gross profit due to (1) year-over-year declines in online advertising returns on investment and (2) brand mix within The Priceline Group as our international brands grew faster than our U.S. brands and spent a higher percentage of gross profit on online advertising. In 2014, these long-term trends continued, but were more than offset by the inclusion of KAYAK and OpenTable because they spend a lower percentage of gross profit on online advertising than our other brands. Also, our consolidated results exclude intercompany advertising by our brands on KAYAK since our acquisition of KAYAK in May 2013. In the first half of 2015, online advertising efficiency declined compared to the prior year, mainly due to lower ROIs. Any reduction in our online advertising efficiency could have an adverse effect on our business and results of operations, whether through reduced gross profit or gross profit growth or through advertising expenses increasing faster than gross profit and thereby reducing margins and earnings growth.
We believe that a number of factors could cause consumers to increase their shopping behavior before making a travel purchase. Increased shopping behavior reduces our online advertising efficiency and effectiveness because traffic becomes less likely to result in a purchase on our website, and such traffic is more likely to be obtained through paid online advertising channels than through free direct channels. Further, consumers may favor travel services offered by search companies or meta-search sites over OTCs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites, increase our advertising and other customer acquisition costs and adversely affect our business, margins and results of operations. To the extent any such increased shopping behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in revenues from our KAYAK meta-search business to offset any related decrease in gross profit or increase in advertising and other customer acquisition costs experienced by our online travel service reservation brands.

Our business could be negatively affected by changes in Internet search engine algorithms and dynamics or traffic-generating arrangements.
We use Google to generate a significant portion of the traffic to our websites, and, to a lesser extent, we use other search engines and meta-search websites to generate traffic to our websites, principally through pay-per-click advertising campaigns. The pricing and operating dynamics on these search engines can experience rapid change commercially, technically and competitively. For example, Google frequently updates and changes the logic which determines the placement and display of results of a consumer's search, such that the placement of links to our websites can be negatively affected and our costs to improve or maintain our placement in search results can increase. Google's "Hotel Finder," a utility that allows consumers to search and compare hotel accommodations, has at times placed at or near the top of hotel-related search results. If Google changes how it presents travel search results or the manner in which it conducts the auction for placement among search results, in either case in a manner that is competitively disadvantageous to us, whether to support its own travel-related services or otherwise, our ability to efficiently generate traffic to our websites could be harmed, which in turn would have an adverse effect on our business, market share and results of operations.

In addition, we purchase website traffic from a number of other sources, including some operated by our competitors, in the form of pay-per-click arrangements that can be terminated with little or no notice. If one or more of such arrangements is terminated, our business, market share and results of operations could be adversely affected. Lastly, we rely on various third-party distribution channels (i.e., marketing affiliates) to distribute accommodation, rental car and airline ticket reservations. Should one or more of such third parties cease distribution of reservations made through us, or suffer deterioration in its search engine ranking, due to changes in search engine algorithms or otherwise, our business and results of operations could be negatively affected.
Consumer adoption and use of mobile devices creates new challenges and may enable device companies such as Apple to compete directly with us.
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
The security of data when engaging in electronic commerce is essential to maintaining consumer and travel service provider confidence in our services. Any security breach whether instigated internally or externally on our system or other Internet-based systems could significantly harm our reputation and therefore our business, brand, market share and results of operations. We currently require consumers who use certain of our services to guarantee their offers with their credit card, either online or, in some instances, through our toll-free telephone service. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data and prevent access to our data or accounts. It is possible that computer circumvention capabilities, new discoveries or advances or other developments, including our own acts or omissions, could result in a compromise or breach of consumer data. For example, third parties may attempt to fraudulently induce employees or customers to disclose user names, passwords or other sensitive information ("phishing"), which may in turn be used to access our information technology systems or to defraud our customers. We have experienced targeted and organized phishing attacks and may experience more in the future. Our efforts to protect information from unauthorized access may be unsuccessful or may result in the rejection of legitimate attempts to book reservations through our services, any of which could result in lost business and materially adversely affect our business, reputation and results of operations.
Our existing security measures may not be successful in preventing security breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal consumer information or transaction data or other proprietary information. In the last few years, several major companies, including Sony, HomeDepot, JPMorgan, Target, Zappos, Apple, AOL, LinkedIn, Google, and Yahoo! experienced high-profile security breaches that exposed their customers' and employees' personal information. We expend significant resources to protect against security breaches, and we may need to increase our security-related expenditures to maintain or increase our systems' security or to address problems caused and liabilities incurred by breaches. These issues are likely to become more difficult to manage as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced. As recently experienced by Sony, security breaches could result in severe damage to our information technology infrastructure, including damage that could impair our ability to offer our services or the ability of consumers to make reservations or conduct searches through our services, as well as loss of customer, financial or other data that could materially and adversely affect our ability to conduct our business, satisfy our commercial obligations or meet our public reporting requirements in a timely fashion or at all. Security breaches could also result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, subject us to regulatory penalties and sanctions, or cause consumers to lose confidence in our security and choose to use the services of our competitors, any of which would have a negative effect on the value of our brand, our market share and our results of operations. Our insurance policies carry low coverage limits, and would likely not be adequate to reimburse us for losses caused by security breaches.
We also face risks associated with security breaches affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could inhibit the growth of the Internet and negatively affect consumers' willingness to provide private information or effect commercial transactions on the Internet generally, including through our services. Some of our business is conducted with third-party marketing affiliates, which may generate travel reservations through our infrastructure or through other systems. Additionally, consumers using our services could be affected by security breaches at third parties such as travel service providers, payroll providers, health plan providers, payment processors or global distribution systems ("GDSs") upon which we rely. A security breach at any such third-party marketing affiliate, travel service provider, GDS or other third party on which we rely could be perceived by consumers as a security breach of our systems and in any event could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose us to liability.
In our processing of travel transactions, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, such as the European Union's Data Protection Directive and variations and implementations of that directive in the member states of the European Union. In addition, the European Union is actively considering a new General Data Protection Regulation designed to unify data protection with the European Union under a single law, which may result in significantly greater compliance burdens for companies with users and operations in the European Union.  Under the draft General Data Protection Regulation fines of up to 100,000,000 Euros or up to 5% of the annual global turnover of the infringer could be imposed. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
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
We rely on certain third-party computer systems and third-party service providers, including GDSs and computerized central reservation systems of the accommodation, rental car and airline industries in connection with providing some of our services. Any interruption in these third-party services and systems or deterioration in their performance could prevent us from booking related accommodation, rental car and airline reservations and have a material adverse effect on our business, brands and results of operations. Our agreements with some third-party service providers are terminable upon short notice and often do not provide recourse for service interruptions. In the event our arrangement with any such third party is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms and, as a result, it could have a material adverse effect on our business and results of operations.
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
As an international business providing reservation and advertising services around the world, we are subject to income taxes and non-income based taxes in the United States and various international jurisdictions. Due to economic and political conditions, tax rates and tax regimes in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets or changes in tax laws or their interpretation. If our effective tax rates were to increase, our cash flows, financial condition and results of operations would be adversely affected.
Although we believe that our tax filing positions are reasonable and comply with applicable law, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. To date, we have been audited in several taxing jurisdictions with no significant impact on our financial condition, results of operations or cash flows. If future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our cash flows, financial condition and results of operations.
For example, French authorities have initiated an audit to determine whether we are in compliance with our tax obligations in France, and we currently expect to get a preliminary response no later than the first half of 2016.  While we believe that we comply with French tax law, we expect French tax authorities to assert that we owe additional taxes and issue an assessment, which could be significant and which could include penalties and interest.  In addition, we may be required to pay upfront the full amount of any such assessment in order to appeal it, though any such payment would not constitute an admission by us that we owe the tax. In general, governments in the United States and Europe are increasingly focused on ways to increase tax revenues, which has contributed to an increase in audit activity and harsher stances taken by tax authorities.  Any such additional taxes or other assessments may be in excess of our current tax provisions or may require us to modify our business practices in order to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on our business, results of operations and financial condition.
We will be subject to increased income taxes in the event that our cash balances held outside the United States are remitted to the United States. As of June 30, 2015, we held approximately $7.7 billion of cash, cash equivalents, short-term investments and long-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our international operations. If our cash balances outside the United States continue to grow and our ability to reinvest those balances outside the United States diminishes, it will become increasingly likely that we will be subject to additional U.S. income tax expense with respect to our unremitted international earnings. We would not make additional income tax payments unless we were to actually repatriate our international cash to the United States. We would pay only U.S. federal alternative minimum tax and certain U.S. state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. This could result in us being subject to a cash income tax liability on the earnings of our U.S. businesses sooner than would otherwise have been the case.
Various legislative proposals that would reform U.S. corporate income tax laws have been proposed by President Obama's administration as well as members of the U.S. Congress, including proposals that would significantly impact how U.S. multinational corporations are taxed on foreign earnings.  Such proposals include changes that would reduce U.S. tax deferral on certain foreign digital goods and services transactions, impose a minimum U.S. tax on foreign earnings, impose a one-time 14% tax on previously untaxed non-U.S. earnings, limit U.S. deductions for interest expense related to un-repatriated international-source income, limit interest and royalty deductions in connection with certain related party transactions and put in place certain tax disincentives for offshoring jobs or business segments.  We cannot determine whether some or all of these or other proposals will be enacted into law or what, if any, changes may be made to such proposals prior to being enacted into law.  If U.S. tax laws change in a manner that increases our tax obligations, our financial position and results of operations could be adversely impacted.
Additionally, the Organisation for Economic Co-operation and Development ("OECD") issued an action plan in July 2013 calling for a coordinated multi-jurisdictional approach to "base erosion and profit shifting" by multinational companies. The action plan expressed the OECD's view that international tax standards have not kept pace with changes in global business practices and concluded that changes are needed to international tax laws to address situations where multinationals may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions where the activities creating those profits may take place. The action plan identified 15 actions the OECD determined are needed to address "base erosion and profit shifting" and generally set target dates for completion of each of the items between 2014 and 2015. An overall package taking into account the need for a comprehensive approach to the "base erosion and profit shifting" project is expected to be delivered by the end of 2015. Countries may change their tax laws in response to this project. Any changes to international tax laws, including new definitions of permanent establishment or changes affecting the benefits of preferential tax regimes such as the Dutch "Innovation Box Tax" (discussed below), could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Due to the large and expanding scale of our international business activities, any changes in U.S. or international taxation of our activities may increase our worldwide effective tax rate and could adversely affect our financial position and results of operations.
We are also subject to non-income based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in the United States and various international jurisdictions, as well as the potential for travel transaction taxes in the United States as discussed below and in Note 12 to our Unaudited Consolidated Financial Statements. For example, in July 2012 and December 2013, the Dutch Government enacted certain amendments to Dutch tax law including one-time levies on an employer applied to employee earnings, equal to 16% of an employee's earnings in excess of 150,000 Euros. These irrevocable levies resulted in additional payroll taxes of approximately $12 million (approximately $9 million after tax) in the fourth quarter of 2013 and approximately $14 million (approximately $10 million after tax) principally recorded in the third quarter of 2012. From time to time, we are under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities.
We may not be able to maintain our "Innovation Box Tax" benefit.
The Netherlands corporate income tax law provides that income generated from qualifying innovative activities is taxed at the rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings currently qualifies for Innovation Box Tax treatment.
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
While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not "innovative" or for any other reason, would substantially increase our effective tax rate and adversely impact our results of operations.
Our financial results will likely be materially impacted by payment of income taxes in the future.
Until our U.S. net operating loss carryforwards are utilized or expire, we do not expect to make tax payments on most of our U.S. income, except for U.S. federal alternative minimum tax and state income taxes. However, we expect to pay international taxes on our international income other than in countries where we have operating loss carryforwards. We expect that our international business will continue to generate most of our revenues and profits and will continue to grow pretax income at a higher rate than our U.S. business and, therefore, we expect that our tax payments will continue to increase. Any increase in our effective tax rate would have an adverse effect on our results of operations.
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
In connection with some travel transaction tax audits and assessments, we may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the laws in judicial proceedings. This requirement is commonly referred to as "pay to play" or "pay first." Payment of these amounts, if any, is not an admission that we believe that we are subject to such taxes and, even if we make such payments, we intend to continue to assert our position that we should not be subject to such taxes.
Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings. For example, in September 2012, the Superior Court in the District of Columbia granted a summary judgment in favor of the city and against online travel companies. Similarly, in a mixed decision, on March 17, 2015 the Hawaii Supreme Court affirmed a ruling of the Tax Appeal Court for the State of Hawaii holding that we and other OTCs are not liable for the State's transient accommodations tax and upheld, in part, the Tax Court's ruling that the OTCs, including us, are liable for the State's general excise tax ("GET") on the margin and fee retained by an OTC as compensation in a transaction. The Hawaii Supreme Court reversed that portion of the Tax Court's decision that had held that OTCs are liable for GET on the full amount the OTC collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel. See Note 12 to the Unaudited Consolidated Financial Statements for more information regarding this tax litigation in Hawaii and its impact on our financial statements. Adverse tax decisions could have a material adverse effect on our business, margins and results of operations. An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries. In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorneys' fees and costs. There have been, and will continue to be, substantial ongoing costs, which may include "pay first" payments, associated with defending our position in pending and any future cases or proceedings. An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on our business and results of operations and could be material to our results of operations or cash flows in any given fiscal period.
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

In many of the judicial and other proceedings initiated to date, the taxing jurisdictions seek not only historical taxes that are claimed to be owed on our gross profit, but also, among other things, interest, penalties, punitive damages and/or attorneys' fees and costs.  Therefore, any liability associated with travel transaction tax matters is not constrained to our liability for tax owed, but may also include, among other things, penalties, interest and attorneys' fees.  To date, the majority of the taxing jurisdictions in which we facilitate travel reservations have not asserted that taxes are due and payable on our travel services.  With respect to taxing jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from us only on a prospective basis.

We face increased risks as the level of our debt increases.
We have a substantial amount of outstanding indebtedness and we may incur substantial additional indebtedness in the future, including through public or private offerings of debt securities. Our outstanding indebtedness and any additional indebtedness we incur may have significant consequences, which could include:

•
requiring the dedication of a portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures, share repurchases and acquisitions;

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
Further, KAYAK, a meta-search service, depends on access to information related to travel service pricing, schedules, availability and other related information from OTCs and travel service providers to attract consumers. To obtain this information, KAYAK maintains relationships with travel service providers and OTCs. Many of KAYAK's agreements with travel service providers and OTCs are short-term agreements that may be terminated on 30 days' notice. To the extent OTCs or travel service providers no longer provide such information to KAYAK, KAYAK's ability to provide comprehensive travel service information to consumers could be diminished and its brand, business and results of operations could be harmed. To the extent consumers do not view KAYAK as a reliable source of comprehensive travel service information, fewer consumers would likely visit its websites, which would also likely have a negative impact on KAYAK's advertising revenue and results of operations. In addition, if travel service providers or OTCs choose not to advertise with KAYAK or choose to reduce or eliminate the fees paid to KAYAK for referrals from query results, KAYAK's results of operations could be adversely affected.

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
Certain business practices common to the online travel industry have become the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. Investigations related to Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, were initiated by the NCAs in the France, Germany, Italy, Austria, Sweden, Ireland and Switzerland, and a number of other NCAs are informally looking at these issues. The investigations primarily relate to whether Booking.com's price parity provisions are anti-competitive because they require accommodation providers to provide Booking.com with room rates that are at least as low as those offered to other online travel companies ("OTCs") or through the accommodation provider's website. Competition-related inquiries have also been received from the NCAs in China and Turkey.

On April 21, 2015, the French, Italian and Swedish NCAs, working in close cooperation with the European Commission, announced that they had accepted "commitments" offered by Booking.com to resolve and close the investigations in France, Italy and Sweden. Under the commitments, Booking.com replaced its existing price parity agreements with accommodation providers with "narrow" price parity agreements. Under a "narrow" price parity agreement, subject to certain exceptions, an accommodation provider is still required to offer the same or better rates on Booking.com as it offers to a consumer directly online, but it is no longer required to offer the same or better rates on Booking.com as it offers to OTCs. The commitments also allow an accommodation provider to, among other things, offer different terms and conditions (e.g., free WiFi) and availability to consumers that book with on-line travel companies that offer lower rates of commission or other benefits, offer lower rates to consumers that book through off-line channels and continue to discount through, among other things, accommodation loyalty programs, as long as those rates are not published or marketed online. The commitments apply to accommodations in France, Italy and Sweden and were effective on July 1, 2015. The foregoing description is a summary only and is qualified in its entirety by reference to the commitments published by the NCAs on April 21, 2015.

We are in ongoing discussions with the NCAs in the other European countries mentioned above regarding their concerns. On July 1, 2015, Booking.com voluntarily implemented the commitments given to the French, Italian and Swedish NCAs throughout the European Economic Area and Switzerland and is working with certain other European NCAs towards closing their investigations or inquiries. However, we are currently unable to predict the impact the commitments in France, Italy and Sweden or their implementation throughout the European Economic Area and Switzerland will have on its business or on the on-going investigations in other European countries, or on industry practice more generally. In particular, we note that the German NCA has alleged that any parity requirements (narrow or otherwise) are anti-competitive and has required Hotel Reservation Service to remove its rate parity clause from its contracts with hotels (Hotel Reservation Service's initial appeal was denied). We are unable to predict how the investigations in the other countries will ultimately be resolved. Possible outcomes include requiring Booking.com to amend or remove its rate parity clause from its contracts with accommodation providers in those jurisdictions and/or the imposition of fines. An Italian hotel association has filed an appeal in respect of the Italian NCA's decision to accept the commitments by Booking.com, and we are unable to predict the outcome of that appeal.

On July 10, 2015, France passed legislation known as the "Macron Law." Among other things, the Macron Law, which is currently being reviewed by the French Constitutional Court with a decision expected in mid-August 2015, would make price parity agreements illegal, including the "narrow" price parity agreements agreed to by the French NCA in April 2015. The law also requires that agreements between OTCs and hotels comply with a French contract form called a

"mandatory contract." We are currently evaluating the Macron Law and what actions might be taken in response to the law, as well as how it may affect our business in France.

To the extent that regulatory authorities or legislation require changes to our business practices or to those currently common to the industry, our business, competitive position and results of operations could be materially and adversely affected. To the extent that regulatory authorities impose fines on us or require changes to our business practices or to those currently common to the industry, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding competition investigations could adversely affect our brands and therefore our market share and results of operations. Further, the Macron Law and any similar legislation enacted by other countries, or a decision by the German NCA to prohibit any parity requirements, could have a material adverse effect on our business and our results of operations, in particular if consumers use our services to shop for accommodation reservations but make their reservations directly with an accommodation provider.

Prior to the initiation of the investigations described above, Booking.com, along with certain other parties, has been the subject of an investigation by competition authorities in the United Kingdom related to alleged agreements or concerted practices between hotels and Booking.com and at least one other OTC that restricted Booking.com's (and the other OTC's) ability to discount hotel room reservations and that this was a form of resale price maintenance. The investigation was closed based on commitments by the parties, including Booking.com, that provide that (a) while hotels will continue to be able to set retail prices for hotel room reservations on OTC websites, OTCs will have the flexibility to discount a hotel's retail price up to the OTC's commission, but only to members of closed groups (a concept that is defined in the commitments) who have previously made a reservation through the OTC and (b) rate parity clauses will not apply to rates provided by other OTCs or hotels to members of their closed groups so long as the discounted rate is not made public. The U.K. Competition Appeal Tribunal ("CAT") vacated the resolution of the investigation on appeal and remitted the matter to the U.K. Competition and Markets Authority ("CMA") for reconsideration in September 2014. The CMA did not appeal the CAT's decision, and it is uncertain what action the CMA will take in response to the CAT's ruling, which could involve re-opening, closing or suspending the investigation. As many industry participants have been operating based on the substance of these commitments since they were adopted, it is uncertain how the CAT's decision and any resulting action by the CMA will affect industry practice, including discounting to closed user groups, the status of rate parity clauses found in many online travel companies' contracts with hotels and other travel service providers, and our business and results of operations.

In addition, as our business grows, we may increasingly become the target of such investigations or be limited by anti-trust or competition laws. For example, our size and market share may negatively affect our ability to obtain regulatory approval of proposed acquisitions, our ability to expand into complementary businesses or our latitude in dealing with travel service providers (such as by limiting our ability to provide discounts, rebates or incentives or to exercise contractual rights), any of which could adversely affect our ability to grow and compete.

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

•	our ability to repatriate funds held by our international subsidiaries to the United States at favorable tax rates;

•	difficulties in transferring funds from or converting currencies in certain countries; and

•	reduced protection for intellectual property rights in some countries.

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
The market price of our common stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	operating results that vary from the expectations of securities analysts and investors;

•	quarterly variations in our operating results;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	worldwide economic conditions in general and in Europe in particular;

•	fluctuations in currency exchange rates, particularly between the U.S. Dollar and the Euro;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in our capital structure;

•	changes in market valuations of other Internet or online service companies;

•	announcements by us or our competitors of price reductions, promotions, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major travel service provider participant, such as a hotel chain, rental car company or airline, from our services;

•	changes in the status of our intellectual property rights;

•	lack of success in the expansion of our business models geographically;

•	announcements by third parties of significant claims or initiation of litigation proceedings against us or adverse developments in pending proceedings;

•	occurrences of a significant security breach;

•	additions or departures of key personnel; and

•	trading volume fluctuations.

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
From time to time, in the ordinary course of our business, we have been subject to, and are currently subject to, legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims, in particular patent claims, against us, particularly as we expand the complexity and scope of our business. For example, in February 2015, IBM sued us and certain of our subsidiaries asserting that we infringe certain IBM patents and claiming damages and injunctive relief. While we believe the suit to be without merit and intend to contest it, litigation is uncertain and we may not be successful. We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is extremely expensive and time consuming, and may divert managerial attention and resources from our business objectives. Successful infringement claims against us could result in significant monetary liability or prevent us from operating our business, or portions of our business. In addition, resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or possibly to cease using those rights altogether. Any of these events could have a material adverse effect on our business, results of operations or financial condition.
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
Our results have been negatively impacted by purchases made using fraudulent credit cards. Because we act as the merchant of record in many of our transactions, including a majority of our priceline.com, agoda.com and rentalcars.com transactions, we may be held liable for accepting fraudulent credit cards on our websites as well as other payment disputes with our customers. Additionally, we may be held liable for accepting fraudulent credit cards in certain retail transactions when we do not act as merchant of record. Accordingly, we calculate and record an allowance for the resulting credit card chargebacks. If we are unable to combat the use of fraudulent credit cards on our websites, our business, results of operations and financial condition could be materially adversely affected.
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
On July 24, 2014, we acquired OpenTable, a leading brand for booking online restaurant reservations. We believe that the online restaurant reservation business is complementary to our online travel businesses, and that both OpenTable and our travel businesses will benefit from adding OpenTable to The Priceline Group. As a result of our acquisition of OpenTable, we are subject to risks associated with OpenTable's business, many of which are the same risks that our other businesses face. Other risks include: OpenTable's ability to increase the number of restaurants and diners using its products and services and retain existing restaurants and diners; competition both to provide reservation management services to restaurants and to attract diners to make reservations through OpenTable's websites and apps; OpenTable's ability to expand internationally; OpenTable's ability to effectively and efficiently market to new restaurants and diners; and any risks that cause people to refrain from dining at restaurants, such as economic downturns, severe weather, outbreaks of pandemic or contagious diseases, or threats of terrorist attacks. In 2015, we have invested and we intend to continue to invest in OpenTable to accelerate its global expansion, increase the value offered to its restaurant partners and enhance the end-to-end experience for customers across desktop and mobile devices. As a result, we expect OpenTable's profitability in 2015 to decline year-over-year as we invest for future growth. If OpenTable is unsuccessful in profitably growing its global online restaurant reservation business or it experiences a significant reduction in revenues due to factors such as competition, increased capital expenditures or investments we make in growing OpenTable's business, in particular internationally, or any other reason, the value of our investment in OpenTable may be adversely affected and we may incur an impairment charge related to goodwill.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended June 30, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 –	—		—	—	$2,764,432,036	(1)
April 30, 2015	124	(2)	$1,113.44	N/A	N/A

May 1, 2015 –	514,027	(1)	$1,195.70	—	$2,149,809,778	(1)
May 31, 2015	3,600	(2)	$1,204.42	N/A	N/A

June 1, 2015 –	205,528	(1)	$1,138.87	—	$1,915,739,306	(1)
June 30, 2015	546	(2)	$1,173.96	N/A	N/A
Total	723,825		$1,179.58	—	$1,915,739,306
 _____________________________

(1)	Pursuant to a stock repurchase program announced on February 19, 2015, whereby the Company was authorized to repurchase up to $3,000,000,000 of its common stock.

(2)
Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Amended and Restated By-Laws, dated July 23, 2015.
10.1(c)	Second Amended and Restated Employment Agreement dated April 21, 2015 by and between the Company and Peter J. Millones.
10.2(d)	Credit Agreement, dated as of June 19, 2015, among the Company, the lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent.
12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Certification of Darren R. Huston, the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Darren R. Huston, the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2015 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 18, 2014 and incorporated herein by reference.

(b)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2015 and incorporated herein by reference.

(c)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference.

(d)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 24, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRICELINE GROUP INC.
(Registrant)

Date:	August 5, 2015	By:	/s/ Daniel J. Finnegan
Name: Daniel J. Finnegan Title: Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Amended and Restated By-Laws, dated July 23, 2015.
10.1(c)	Second Amended and Restated Employment Agreement dated April 21, 2015 by and between the Company and Peter J. Millones.
10.2(d)	Credit Agreement, dated as of June 19, 2015, among the Company, the lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent.
12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Certification of Darren R. Huston, the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Darren R. Huston, the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2015 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 18, 2014 and incorporated herein by reference.

(b)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2015 and incorporated herein by reference.

(c)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 24, 2015 and incorporated herein by reference.

(d)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 24, 2015 and incorporated herein by reference.