Form 10-Q
period 2015-09-30
Priceline Group Inc.
filed 2015-11-09
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

Number of shares of Common Stock outstanding at November 2, 2015:

Common Stock, par value $0.008 per share	49,783,883
(Class)	(Number of Shares)

The Priceline Group Inc.
Form 10-Q

For the Three Months Ended September 30, 2015

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

The Priceline Group Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,841,658	$3,148,651
Restricted cash	827	843
Short-term investments	1,211,184	1,142,182
Accounts receivable, net of allowance for doubtful accounts of $17,149 and $14,212, respectively	890,532	643,894
Prepaid expenses and other current assets	264,256	178,050
Deferred income taxes	90,500	153,754
Total current assets	4,298,957	5,267,374
Property and equipment, net	257,135	198,953
Intangible assets, net	2,203,270	2,334,761
Goodwill	3,386,519	3,326,474
Long-term investments	6,327,630	3,755,653
Other assets	141,259	57,348
Total assets	$16,614,770	$14,940,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$388,528	$281,480
Accrued expenses and other current liabilities	780,784	600,758
Deferred merchant bookings	413,495	460,558
Convertible debt	—	37,195
Total current liabilities	1,582,807	1,379,991
Deferred income taxes	952,388	1,040,260
Other long-term liabilities	131,474	103,533
Long-term debt	5,421,328	3,849,756
Total liabilities	8,087,997	6,373,540

Convertible debt	—	329

Stockholders' equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 62,026,743 and 61,821,097 shares issued, respectively	482	480
Treasury stock, 11,847,933 and 9,888,024 shares, respectively	(5,073,400)	(2,737,585)
Additional paid-in capital	5,097,560	4,923,196
Accumulated earnings	8,687,596	6,640,505
Accumulated other comprehensive loss	(185,465)	(259,902)
Total stockholders' equity	8,526,773	8,566,694
Total liabilities and stockholders' equity	$16,614,770	$14,940,563

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Agency revenues	$2,345,673	$2,099,629	$5,127,174	$4,615,169
Merchant revenues	596,503	613,535	1,637,191	1,707,786
Advertising and other revenues	160,725	123,333	459,627	278,919
Total revenues	3,102,901	2,836,497	7,223,992	6,601,874
Cost of revenues	155,619	216,519	511,568	692,429
Gross profit	2,947,282	2,619,978	6,712,424	5,909,445
Operating expenses:
Advertising — Online	801,147	699,814	2,215,181	1,860,317
Advertising — Offline	51,440	71,593	181,325	183,093
Sales and marketing	93,069	86,092	269,536	225,456
Personnel, including stock-based compensation of $58,274, $46,136, $172,446 and $120,108, respectively	305,329	259,471	853,469	675,854
General and administrative	109,706	97,902	308,829	261,950
Information technology	28,830	24,802	81,347	72,068
Depreciation and amortization	69,054	57,599	201,730	136,262
Total operating expenses	1,458,575	1,297,273	4,111,417	3,415,000
Operating income	1,488,707	1,322,705	2,601,007	2,494,445
Other income (expense):
Interest income	14,682	2,490	39,315	5,165
Interest expense	(41,436)	(22,953)	(116,462)	(57,804)
Foreign currency transactions and other	(5,783)	3,347	(12,070)	(4,399)
Total other income (expense)	(32,537)	(17,116)	(89,217)	(57,038)
Earnings before income taxes	1,456,170	1,305,589	2,511,790	2,437,407
Income tax expense	259,438	243,336	464,699	467,485
Net income	$1,196,732	$1,062,253	$2,047,091	$1,969,922
Net income applicable to common stockholders per basic common share	$23.67	$20.27	$39.87	$37.65
Weighted-average number of basic common shares outstanding	50,550	52,405	51,344	52,319
Net income applicable to common stockholders per diluted common share	$23.41	$20.03	$39.40	$37.13
Weighted-average number of diluted common shares outstanding	51,130	53,024	51,952	53,048

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$1,196,732	$1,062,253	$2,047,091	$1,969,922
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments (1)	(8,043)	(124,412)	(78,071)	(130,997)
Unrealized gain (loss) on marketable securities (2)	(134,299)	(26,127)	152,508	(25,936)
Comprehensive income	$1,054,390	$911,714	$2,121,528	$1,812,989

(1) Net of tax benefit of $89 and tax of $41,930 for the three and nine months ended September 30, 2015, respectively, and net of tax of $18,046 and $33,391 for the three and nine months ended September 30, 2014, respectively, associated with net investment hedges. See Note 11.

(2) Net of tax benefit of $2,184 and $3,804 for the three and nine months ended September 30, 2015, respectively, and net of tax benefit of $8,747 and $8,693 for the three and nine months ended September 30, 2014, respectively.

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2014	61,821	$480	(9,888)	$(2,737,585)	$4,923,196	$6,640,505	$(259,902)	$8,566,694
Net income applicable to common stockholders	—	—	—	—	—	2,047,091	—	2,047,091
Foreign currency translation adjustments, net of tax of $41,930	—	—	—	—	—	—	(78,071)	(78,071)
Unrealized gain on marketable securities, net of tax benefit of $3,804	—	—	—	—	—	—	152,508	152,508
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	329	—	—	329
Exercise of stock options and vesting of restricted stock units and performance share units	206	2	—	—	19,137	—	—	19,139
Repurchase of common stock	—	—	(1,960)	(2,335,815)	—	—	—	(2,335,815)
Stock-based compensation and other stock-based payments	—	—	—	—	174,068	—	—	174,068
Conversion of debt	—	—	—	—	(110,105)	—	—	(110,105)
Excess tax benefits on stock-based awards	—	—	—	—	90,935	—	—	90,935
Balance, September 30, 2015	62,027	$482	(11,848)	$(5,073,400)	$5,097,560	$8,687,596	$(185,465)	$8,526,773

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$2,047,091	$1,969,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	73,520	54,704
Amortization	128,210	81,558
Provision for uncollectible accounts, net	17,242	14,150
Deferred income taxes	(63,675)	46,451
Stock-based compensation expense and other stock-based payments	174,068	122,120
Amortization of debt issuance costs	5,913	3,818
Amortization of debt discount	49,868	39,079
Loss on early extinguishment of debt	3	6,254
Changes in assets and liabilities:
Accounts receivable	(289,604)	(353,357)
Prepaid expenses and other current assets	(86,808)	(35,341)
Accounts payable, accrued expenses and other current liabilities	191,881	209,557
Other	(26,550)	202
Net cash provided by operating activities	2,221,159	2,159,117

INVESTING ACTIVITIES:
Purchase of investments	(5,597,897)	(7,327,635)
Proceeds from sale of investments	3,180,981	9,703,032
Additions to property and equipment	(126,637)	(90,725)
Acquisitions and other investments, net of cash acquired	(135,664)	(2,496,084)
Proceeds from foreign currency contracts	453,818	14,354
Payments on foreign currency contracts	(448,640)	(94,661)
Change in restricted cash	—	9,309
Net cash used in investing activities	(2,674,039)	(282,410)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	995,000
Payments related to revolving credit facility	—	(995,000)
Proceeds from the issuance of long-term debt	1,619,951	2,282,217
Payment of debt issuance costs	(13,507)	(16,241)
Payments related to conversion of senior notes	(147,629)	(121,925)
Repurchase of common stock	(2,267,384)	(245,456)
Payments of contingent consideration	(10,700)	—
Proceeds from exercise of stock options	19,139	12,434
Excess tax benefits on stock-based awards	90,935	14,139
Net cash (used in) provided by financing activities	(709,195)	1,925,168
Effect of exchange rate changes on cash and cash equivalents	(144,918)	(48,145)
Net (decrease) increase in cash and cash equivalents	(1,306,993)	3,753,730
Cash and cash equivalents, beginning of period	3,148,651	1,289,994
Cash and cash equivalents, end of period	$1,841,658	$5,043,724
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$499,421	$412,185
Cash paid during the period for interest	$50,400	$14,531
Non-cash investing activity for contingent consideration	$9,170	$13,310
Non-cash financing activity for acquisitions	$—	$13,752
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

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including its primary brands of Booking.com, priceline.com, KAYAK, agoda.com, rentalcars.com and, since its acquisition on July 24, 2014, OpenTable, Inc. ("OpenTable"). All inter-company accounts and transactions have been eliminated in consolidation.  The functional currency of the Company's foreign subsidiaries is generally the respective local currency. Assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at the average exchange rates for the period.  Translation gains and losses are included as a component of "Accumulated other comprehensive loss" in the accompanying Unaudited Consolidated Balance Sheets.  Foreign currency transaction gains and losses are included in the Unaudited Consolidated Statements of Operations in "Foreign currency transactions and other."

Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standard (“FASB”) issued a new accounting update which simplifies the accounting for measurement-period adjustments to provisional amounts recognized in a business combination. Under this new guidance, an acquirer must recognize these adjustments in the reporting period in which the adjustment amounts are determined. The new accounting guidance also requires an acquirer to present separately on the face of the income statement, or disclose in the notes, the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to provision amounts had been recognized as of the acquisition date. This update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued. The Company plans to adopt this new accounting standard in the fourth quarter of 2015.
In April 2015, the FASB issued a new accounting update which changes the presentation of debt issuance costs in our financial statements. Under this new guidance, debt issuance costs, excluding costs associated with a revolving credit facility, will be presented in our balance sheets as a direct deduction from the related debt liability rather than as an asset. Unamortized debt issuance costs at September 30, 2015 were $31.1 million. This accounting change is consistent with the current presentation under U.S. GAAP for debt discounts and it also converges the guidance under U.S. GAAP with that in the International Financial Reporting Standards ("IFRS"). Debt issuance costs will reduce the proceeds from debt borrowings in our cash flow statement instead of being presented as a separate caption in the financing section of that statement. Amortization of debt issuance costs will continue to be reported as interest expense in our income statements. This accounting update does not affect the current accounting guidance for the recognition and measurement of debt issuance costs. This update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. The Company plans to adopt this new accounting standard in the fourth quarter of 2015.
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

2.                                      STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation expense included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $58.3 million and $46.1 million for the three months ended September 30, 2015 and 2014, respectively, and $172.4 million and $120.1 million for the nine months ended September 30, 2015 and 2014, respectively.

Stock-based compensation is recognized in the financial statements based upon fair value. Fair value is recognized as expense on a straight-line basis, net of estimated forfeitures, over the employee's requisite service period. The fair value of performance share units and restricted stock units is determined based on the number of units granted and the quoted price of the Company's common stock as of the grant date. Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period. The fair value of employee stock options assumed in acquisitions was determined using the Black-Scholes model and the market value of the Company's common stock at the respective acquisition date.

Restricted Stock Units and Performance Share Units

The following table summarizes the activity of restricted stock units and performance share units ("share-based awards") during the nine months ended September 30, 2015:

Share-Based Awards	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	570,315	$912.26
Granted	185,741	$1,239.56
Vested	(153,478)	$742.70
Performance Share Units Adjustment	(339)	$1,171.04
Forfeited	(19,879)	$1,078.86
Unvested at September 30, 2015	582,360	$1,058.84

As of September 30, 2015, there was $327.6 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 2.0 years.

During the nine months ended September 30, 2015, the Company made broad-based grants of 78,418 restricted stock units that generally vest after three years, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability. These share-based awards had a total grant date fair value of $97.4 million based on a weighted-average grant date fair value per share of $1,242.70.

In addition, during the nine months ended September 30, 2015, the Company granted 107,323 performance share units to executives and certain other employees.  The performance share units had a total grant date fair value of $132.8 million based upon a weighted-average grant date fair value per share of $1,237.28.  The performance share units are payable in shares of the Company's common stock upon vesting. Subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability, recipients of these performance share units generally must continue their service through the requisite service period in order to receive any shares.  Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period, which, for most of these performance share units, ends December 31, 2017, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.  As of September 30, 2015, the estimated number of probable shares to be issued is a total of 105,982 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 257,727 total shares could be issued.  If the minimum performance thresholds are not met, 52,368 shares would be issued at the end of the performance period.

2014 Performance Share Units

During the year ended December 31, 2014, the Company granted 72,277 performance share units with a grant date fair value of $96.1 million, based on a weighted-average grant date fair value per share of $1,329.11. The actual number of shares to be issued will be determined upon completion of the performance period which generally ends December 31, 2016.

At September 30, 2015, there were 69,767 unvested 2014 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of September 30, 2015, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 109,124 shares. If the maximum thresholds are met at the end of the performance period, a maximum of 141,062 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 48,810 shares would be issued at the end of the performance period.

2013 Performance Share Units

During the year ended December 31, 2013, the Company granted 104,865 performance share units with a grant date fair value of $74.4 million, based on a weighted-average grant date fair value per share of $709.74.  The actual number of shares to be issued will be determined upon completion of the performance period which ends December 31, 2015.

At September 30, 2015, there were 98,677 unvested 2013 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date.  As of September 30, 2015, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 185,318 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum of 214,397 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 38,508 shares would be issued at the end of the performance period.

Stock Options

The following table summarizes the activity for the nine months ended September 30, 2015 for employee stock options:

Employee Stock Options	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Balance, December 31, 2014	146,385	$380.05	$111,277	6.5
Assumed in acquisitions	1,422	$230.37
Exercised	(49,213)	$354.88
Forfeited	(4,103)	$527.59
Balance, September 30, 2015	94,491	$384.44	$80,546	5.8
Vested and exercisable as of September 30, 2015	69,473	$342.20	$62,155	5.3
Vested and exercisable as of September 30, 2015 and unvested expected to vest thereafter, net of estimated forfeitures	93,852	$384.28	$80,016	5.8

The aggregate intrinsic value of employee stock options exercised during the nine months ended September 30, 2015 was $42.8 million compared to $43.7 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, stock options assumed in acquisitions vested for 29,527 shares of common stock with an acquisition-date fair value of $19.9 million, compared to 26,765 shares of common stock vested for stock options assumed in acquisitions with an acquisition-date fair value of $13.5 million for the nine months ended September 30, 2014.

For the three and nine months ended September 30, 2015, the Company recorded stock-based compensation expense related to employee stock options of $4.8 million and $19.8 million, respectively, compared to $8.1 million and $14.9 million for the three and nine months ended September 30, 2014, respectively. Employee stock options assumed in acquisitions during the nine months ended September 30, 2015 had a total acquisition-date fair value of $1.4 million based on a weighted-average acquisition date fair value of $1,015.81 per share. As of September 30, 2015, there was $15.1 million of total future compensation costs related to unvested employee stock options to be recognized over a weighted-average period of 1.3 years.

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted-average number of basic common shares outstanding	50,550	52,405	51,344	52,319
Weighted-average dilutive stock options, restricted stock units and performance share units	326	272	367	308
Assumed conversion of Convertible Senior Notes	254	347	241	421
Weighted-average number of diluted common and common equivalent shares outstanding	51,130	53,024	51,952	53,048
Anti-dilutive potential common shares	2,627	2,628	2,641	2,577

Anti-dilutive potential common shares for both the three and nine months ended September 30, 2015 include approximately 2.1 million shares that could be issued under the Company's outstanding convertible notes.  Under the treasury stock method, the convertible notes will generally have an anti-dilutive impact on net income per share if the conversion price for the convertible notes exceed the Company's average stock price.

4.                                      INVESTMENTS

The following table summarizes, by major security type, the Company's investments as of September 30, 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Short-term investments:
Foreign government securities	$71,834	$2	$(4)	$71,832
U.S. government securities	638,131	263	—	638,394
Corporate debt securities	497,498	134	(405)	497,227
Commercial paper	1,716	—	—	1,716
U.S. government agency securities	2,012	3	—	2,015
Total short-term investments	$1,211,191	$402	$(409)	$1,211,184

Long-term investments:
Foreign government securities	$485,783	$381	$(190)	$485,974
U.S. government securities	773,651	4,563	—	778,214
Corporate debt securities	3,749,053	6,175	(15,001)	3,740,227
U.S. municipal securities	1,089	6	—	1,095
Ctrip convertible debt securities	750,000	—	(50,525)	699,475
Ctrip equity securities	584,099	38,546	—	622,645
Total long-term investments	$6,343,675	$49,671	$(65,716)	$6,327,630

The Company's investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business.  As of September 30, 2015, the weighted-average life of the Company’s fixed income investment portfolio, excluding the Company's investment in Ctrip convertible debt securities, was approximately 1.6 years with an average credit quality of A1/A+.

The Company invests in foreign government securities with high credit quality. As of September 30, 2015, investments in foreign government securities principally included debt securities issued by the governments of the Netherlands, France, Belgium, Austria and Sweden.

On May 26, 2015 and August 7, 2014, the Company invested $250 million and $500 million, respectively, in five-year senior convertible notes issued at par by Ctrip.com International Ltd. ("Ctrip"). Additionally, as of September 30, 2015, the Company had invested $584.1 million of its international cash, which includes $22.1 million settled in October 2015, in Ctrip American Depositary Shares ("ADSs"). As a result, the Unaudited Consolidated Balance Sheet at September 30, 2015 includes $22.1 million in "Accrued expenses and other current liabilities" for these unsettled ADS purchases. The convertible debt and equity securities of Ctrip have been marked-to-market in accordance with the accounting guidance for available-for-sale securities and at September 30, 2015 show an unrealized loss of $50.5 million and an unrealized gain of $38.5 million, respectively. In connection with the purchase of the convertible note in August 2014, Ctrip granted the Company the right to appoint an observer to Ctrip's board of directors and permission to acquire Ctrip shares (through the acquisition of Ctrip ADSs in the open market) over the twelve months following the purchase date, so that combined with ADSs issuable upon conversion of this note, the Company could hold up to 10% of Ctrip's outstanding equity. In connection with the purchase of the convertible note in May 2015, Ctrip granted the Company permission to acquire additional Ctrip shares (through the acquisition of Ctrip ADSs in the open market) over the twelve months following the purchase date, so that combined with ADSs issuable upon conversion of the two notes, the Company could hold up to an aggregate of 15% of Ctrip's outstanding equity.

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

The Company has classified its investments as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments, net of taxes, reflected as a part of "Accumulated other comprehensive loss" in the Unaudited Consolidated Balance Sheets. Classification as short-term or long-term investment is based upon the maturity of the debt securities.

The Company recognized $0.3 million of net realized losses and $3.1 million of net realized gains related to investments for the three and nine months ended September 30, 2015, respectively. There were no significant realized gains or losses related to investments for the three and nine months ended September 30, 2014.

5.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of September 30, 2015 are classified in the tables below in the categories described below (in thousands):

	Level 1	Level 2	Total
ASSETS:
Cash equivalents:
U.S. Treasury money market funds	$76,282	$—	$76,282
Foreign government securities	—	298,375	298,375
U.S. government securities	—	525,381	525,381
Commercial paper	—	20,910	20,910
Short-term investments:
Foreign government securities	—	71,832	71,832
U.S. government securities	—	638,394	638,394
Corporate debt securities	—	497,227	497,227
Commercial paper	—	1,716	1,716
U.S. government agency securities	—	2,015	2,015
Foreign exchange derivatives	—	358	358
Long-term investments:
Foreign government securities	—	485,974	485,974
U.S. government securities	—	778,214	778,214
Corporate debt securities	—	3,740,227	3,740,227
U.S. municipal securities	—	1,095	1,095
Ctrip convertible debt securities	—	699,475	699,475
Ctrip equity securities	622,645	—	622,645
Total assets at fair value	$698,927	$7,761,193	$8,460,120

	Level 1	Level 2	Total
LIABILITIES:
Foreign exchange derivatives	$—	$317	$317

Financial assets and liabilities carried at fair value as of December 31, 2014 are classified in the tables below in the categories described below (in thousands):

	Level 1	Level 2	Total
ASSETS:
Cash equivalents:
U.S. Treasury money market funds	$155,608	$—	$155,608
Foreign government securities	—	974,855	974,855
U.S. government securities	—	676,503	676,503
Corporate debt securities	—	45,340	45,340
Commercial paper	—	382,544	382,544
U.S. government agency securities	—	10,000	10,000
Short-term investments:
Foreign government securities	—	52,490	52,490
U.S. government securities	—	364,266	364,266
Corporate debt securities	—	581,523	581,523
Commercial paper	—	39,092	39,092
U.S. government agency securities	—	104,811	104,811
Foreign exchange derivatives	—	336	336
Long-term investments:
Foreign government securities	—	12,671	12,671
U.S. government securities	—	556,448	556,448
Corporate debt securities	—	2,329,033	2,329,033
U.S. government agency securities	—	95,094	95,094
U.S. municipal securities	—	1,102	1,102
Ctrip convertible debt securities	—	425,961	425,961
Ctrip equity securities	335,344	—	335,344
Total assets at fair value	$490,952	$6,652,069	$7,143,021

	Level 1	Level 2	Total
LIABILITIES:
Foreign exchange derivatives	$—	$129	$129

There are three levels of inputs to measure fair value.  The definition of each input is described below:

Level 1:	Quoted prices in active markets that are accessible by the Company at the measurement date for identical assets and liabilities.

Level 2:	Inputs that are observable, either directly or indirectly. Such prices may be based upon quoted prices for identical or comparable securities in active markets or inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available.

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

As of September 30, 2015 and December 31, 2014, the Company's cash consisted of bank deposits and cash held in investment accounts.  Other financial assets and liabilities, including restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings are carried at cost which approximates their fair value because of the short-term nature of these items.  As of September 30, 2015, the Company held investments in equity securities of private companies of approximately $64 million and these investments are accounted for under the cost method (see Note 7). See Note 4 for information on the carrying value of investments and Note 8 for the estimated fair value of the Company's outstanding Senior Notes. See Note 12 for the Company's contingent liabilities associated with business acquisitions.

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

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  The Company's derivative contracts principally address short-term foreign exchange fluctuations for the Euro and British Pound Sterling versus the U.S. Dollar.  As of September 30, 2015 and December 31, 2014, there were no outstanding derivative contracts related to foreign currency translation risk.  Foreign exchange losses of $6.4 million and $6.2 million for the three and nine months ended September 30, 2015, respectively, compared to foreign exchange gains of $8.3 million and $12.5 million for the three and nine months ended September 30, 2014, respectively, are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in currency exchange rates on its transactional balances denominated in currencies other than the functional currency. Foreign exchange derivatives outstanding as of September 30, 2015 associated with foreign currency transaction risks resulted in a net asset of $0.1 million, with an asset in the amount of $0.4 million recorded in "Prepaid expenses and other current assets" and a liability in the amount of $0.3 million recorded in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet. Foreign exchange derivatives outstanding as of December 31, 2014 associated with foreign exchange transactions resulted in a net asset of $0.2 million, with an asset in the amount of $0.3 million recorded in "Prepaid expenses and other current assets" and a liability in the amount of $0.1 million recorded in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet.  Derivatives associated with these transaction risks resulted in foreign exchange gains of $13.4 million and foreign exchange losses of $12.6 million for the three and nine months ended September 30, 2015, respectively, compared to foreign exchange losses of $15.0 million and $19.0 million for the three and nine months ended September 30, 2014, respectively. These mark-to-market adjustments on the derivative contracts, offset by the effect of changes in currency exchange rates on transactions denominated in currencies other than the functional currency, resulted in net gains of $3.4 million and net losses of $4.2 million for the three months ended September 30, 2015 and 2014, respectively, and net losses of $2.9 million and $7.6 million for the nine months ended September 30, 2015 and 2014, respectively. The net impacts related to these derivatives are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments resulted in net cash outflows of $20.1 million and $10.0 million for the nine months ended September 30, 2015 and 2014, respectively, and are reported within "Net cash provided by operating activities" in the Unaudited Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — The Company had no foreign currency forward contracts designated as hedges of its net investment in a foreign subsidiary outstanding as of September 30, 2015 or December 31, 2014. A net cash inflow of $5.2 million for the nine months ended September 30, 2015 compared to a net cash outflow of $80.3 million for the nine months ended September 30, 2014 related to foreign currency forward contracts designated as hedges of the Company's net investment in a foreign subsidiary are reported within "Net cash used in investing activities" in the Unaudited Consolidated Statements of Cash Flows.

6.                                      INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life
Supply and distribution agreements	$826,860	$(218,654)	$608,206	$842,642	$(188,441)	$654,201	10 - 20 years	16 years

Technology	111,483	(56,813)	54,670	108,987	(43,746)	65,241	1 - 5 years	5 years

Patents	1,623	(1,553)	70	1,623	(1,524)	99	15 years	15 years

Internet domain names	38,764	(19,910)	18,854	41,652	(16,895)	24,757	2 - 20 years	8 years

Trade names	1,672,122	(163,262)	1,508,860	1,674,218	(100,850)	1,573,368	5 - 20 years	20 years

Non-compete agreements	21,900	(9,290)	12,610	21,000	(3,908)	17,092	3 - 4 years	3 years

Other	135	(135)	—	141	(138)	3
Total intangible assets	$2,672,887	$(469,617)	$2,203,270	$2,690,263	$(355,502)	$2,334,761

Intangible assets with determinable lives are amortized on a straight-line basis.  Intangible asset amortization expense was approximately $42.2 million and $128.2 million for the three and nine months ended September 30, 2015, respectively, and $35.8 million and $81.6 million for the three and nine months ended September 30, 2014, respectively.

The amortization expense for intangible assets for the remainder of 2015, the annual expense for the next five years, and the expense thereafter is expected to be as follows (in thousands):

2015	$42,107
2016	167,413
2017	160,088
2018	141,499
2019	131,380
2020	124,089
Thereafter	1,436,694
$2,203,270

The change in goodwill for the nine months ended September 30, 2015 consists of the following (in thousands):

Balance at December 31, 2014	$3,326,474
Acquisitions	77,720
Currency translation adjustments	(17,675)
Balance at September 30, 2015	$3,386,519

A substantial portion of the intangibles and goodwill relates to the acquisition of OpenTable in July 2014 and KAYAK in May 2013.

As of September 30, 2015, the Company performed its annual goodwill impairment testing and concluded that there was no impairment of goodwill. Other than OpenTable, the fair values of the Company's reporting units substantially exceeded their respective carrying values as of September 30, 2015.

As of September 30, 2015, OpenTable’s carrying value was $2.5 billion, of which $1.5 billion relates to goodwill. The fair value of OpenTable slightly exceeded its carrying value as of September 30, 2015. OpenTable’s fair value was estimated using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approaches (EBITDA multiples of comparable publicly-traded companies and for precedent transactions).

7.                                      OTHER ASSETS

Other assets at September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Deferred debt issuance costs	$34,827	$27,204
Security deposits	14,168	12,368
Deferred tax assets	9,912	8,548
Investments	63,926	588
Other	18,426	8,640
Total	$141,259	$57,348

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

As of September 30, 2015, the Company held investments in equity securities of private companies of approximately $64 million, and these investments are accounted for under the cost method. As of September 30, 2015, the Company did not estimate the fair value of these cost-method investments because there were no identified events or changes in circumstances that may have a significant adverse impact on the carrying values of these investments.

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

The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes, which could include acquisitions or share repurchases. As of September 30, 2015, there were no borrowings outstanding and approximately $2.5 million of letters of credit issued under this new facility. The Company paid $4.0 million in debt issuance costs related to the revolving credit facility during the nine months ended September 30, 2015.

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

Outstanding Debt

Outstanding debt as of September 30, 2015 consisted of the following (in thousands):

September 30, 2015	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
Long-term debt:
1.0% Convertible Senior Notes due March 2018	$1,000,000	$(57,851)	$942,149
0.35% Convertible Senior Notes due June 2020	1,000,000	(120,355)	879,645
0.9% Convertible Senior Notes due September 2021	1,000,000	(122,277)	877,723
2.375% (€1 Billion) Senior Notes due September 2024	1,116,445	(9,506)	1,106,939
3.65% Senior Notes due March 2025	500,000	(1,231)	498,769
1.8% (€1 Billion) Senior Notes due March 2027	1,116,445	(342)	1,116,103
Total long-term debt	$5,732,890	$(311,562)	$5,421,328

Outstanding debt as of December 31, 2014 consisted of the following (in thousands):

December 31, 2014	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
Short-term debt:
1.25% Convertible Senior Notes due March 2015	$37,524	$(329)	$37,195

Long-term debt:
1.0% Convertible Senior Notes due March 2018	$1,000,000	$(74,834)	$925,166
0.35% Convertible Senior Notes due June 2020	1,000,000	(138,114)	861,886
0.9% Convertible Senior Notes due September 2021	1,000,000	(136,299)	863,701
2.375% (€1 Billion) Senior Notes due September 2024	1,210,068	(11,065)	1,199,003
Total long-term debt	$4,210,068	$(360,312)	$3,849,756

The 2015 Notes (as defined below) became convertible on December 15, 2014, at the option of the holders, and remained convertible until the scheduled trading day immediately preceding the maturity date of March 15, 2015. Since these notes were convertible at the option of the holders and the principal amount is required to be paid in cash, the difference between the principal amount and the carrying value was reflected as convertible debt in the mezzanine section in the Company's Unaudited Consolidated Balance Sheet as of December 31, 2014. Therefore, with respect to the 2015 Notes, the Company reclassified the unamortized debt discount for these 1.25% Notes in the amount of $0.3 million before tax as of December 31, 2014, from additional paid-in capital to convertible debt in the mezzanine section in the Company's Unaudited Consolidated Balance Sheets.

Based upon the closing price of the Company's common stock for the prescribed measurement period during the three months ended September 30, 2015 and December 31, 2014, the respective contingent conversion thresholds of the 2018 Notes (as defined below), the 2020 Notes (as defined below) and the 2021 Notes (as defined below) were not exceeded and therefore these notes are reported as non-current liabilities in the Unaudited Consolidated Balance Sheets.

Fair Value of Debt

As of September 30, 2015 and December 31, 2014, the estimated market value of all outstanding Senior Notes was approximately $6.1 billion and $4.8 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 5). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period.  A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the Convertible Senior Notes.

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

For the three months ended September 30, 2015 and 2014, the Company recognized interest expense of $23.1 million and $20.4 million, respectively, related to convertible notes.  Interest expense related to convertible notes for the three months ended September 30, 2015 and 2014 was comprised of $5.6 million and $4.6 million, respectively, for the contractual coupon interest, $16.4 million and $14.8 million, respectively, related to the amortization of debt discount, and $1.1 million and $1.0 million, respectively, related to the amortization of debt issuance costs.  For the three months ended September 30, 2015 and 2014, included in the amortization of debt discount mentioned above was $0.7 million of original issuance discount for each period related to the 2020 Notes. The remaining period for amortization of debt discount and debt issuance costs is the stated maturity dates for the respective debt. The weighted-average effective interest rate for the three months ended September 30, 2015 and 2014 was 3.4% and 3.6%, respectively, related to convertible notes.

For the nine months ended September 30, 2015 and 2014, the Company recognized interest expense of $69.4 million and $53.9 million, respectively, related to convertible notes.  Interest expense related to convertible notes for the nine months ended September 30, 2015 and 2014 was comprised of $17.0 million and $11.6 million, respectively, for the contractual coupon interest, $49.1 million and $39.1 million, respectively, related to the amortization of debt discount, and $3.3 million and $3.2 million, respectively, for each period related to the amortization of debt issuance costs.  For the nine months ended September 30, 2015 and 2014, included in the amortization of debt discount mentioned above was $2.0 million of original issuance discount for each period related to the 2020 Notes. In addition, the Company incurred interest expense of $0.5 million related to debt conversions during the nine months ended September 30, 2014. The remaining period for amortization of debt discount and debt issuance costs is the stated maturity dates for the respective debt. The weighted-average effective interest rate for the nine months ended September 30, 2015 and 2014 was 3.4% and 3.6%, respectively, related to convertible notes.

In addition, if the Company's convertible debt is redeemed or converted prior to maturity, a gain or loss on extinguishment is recognized.  The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value.  To estimate the fair value of the debt at the conversion date, the Company estimated its straight debt borrowing rate, considering its credit rating and straight debt of comparable corporate issuers.  For the three and nine months ended September 30, 2014, the Company recognized a non-cash loss of $0.2 million ($0.1 million after tax) and $6.3 million ($3.8 million after tax), respectively, in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations in connection with the conversion of the 2015 Notes.

Other Long-term Debt

In March 2015, the Company issued Senior Notes due March 15, 2025, with an interest rate of 3.65% (the "2025 Notes") for an aggregate principal amount of $500 million. The 2025 Notes were issued with an initial discount of $1.3 million. In addition, the Company paid $3.2 million in debt issuance costs during the nine months ended September 30, 2015. Interest on the 2025 Notes is payable semi-annually on March 15 and September 15, beginning September 15, 2015.

In March 2015, the Company issued Senior Notes due March 3, 2027, with an interest rate of 1.8% (the "2027 Notes") for an aggregate principal amount of 1.0 billion Euros. The 2027 Notes were issued with an initial discount of 0.3 million Euros. In addition, the Company paid $6.3 million in debt issuance costs during the nine months ended September 30, 2015. Interest on the 2027 Notes is payable annually on March 3, beginning March 3, 2016. Subject to certain limited exceptions, all payments of interest and principal for the 2027 Notes will be made in Euros.

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

For the three and nine months ended September 30, 2015, the Company recognized interest expense of $16.8 million and $43.0 million, respectively, related to other long-term debt which was comprised of $16.2 million and $41.3 million, respectively, for the contractual coupon interest, $0.2 million and $0.7 million, respectively, related to the amortization of debt discount and $0.4 million and $1.0 million, respectively, related to the amortization of debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the stated maturity date for the debt.

9.                                      TREASURY STOCK

In the first quarter of 2015, the Company's Board of Directors authorized the repurchase of up to $3.0 billion of the Company's common stock, in addition to amounts previously authorized. In the nine months ended September 30, 2015, the Company repurchased 1,897,446 shares of its common stock in the open market for an aggregate cost of $2.3 billion, which included stock repurchases in September 2015 of 57,241 shares for an aggregate cost of $68.4 million that were settled in October 2015. As a result, the Unaudited Consolidated Balance Sheet at September 30, 2015 includes $68.4 million in "Accrued expenses and other current liabilities" for these unsettled stock repurchases. The Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 excludes the impact of these stock repurchases settled in October 2015.

As of September 30, 2015, the Company had a remaining authorization of $748.8 million to purchase its common stock. During the period from October 1, 2015 through October 30, 2015, the Company repurchased 397,038 additional shares for an aggregate cost of $519.6 million. The Company may make additional repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined at the Company's discretion.

The Board of Directors has given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  The Company repurchased 62,463 shares and 73,502 shares at aggregate costs of $77.4 million and $98.2 million in the nine months ended September 30, 2015 and 2014, respectively, to satisfy employee withholding taxes related to stock-based compensation.

As of September 30, 2015, there were approximately 11.8 million shares of the Company's common stock held in treasury.

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

The Company recognizes income tax expense based upon the applicable tax rates and tax laws of the countries in which the income is generated.  During the three and nine months ended September 30, 2015 and 2014, a substantial majority of the Company's international sourced income was generated in the Netherlands.  Income tax expense for the three and nine months ended September 30, 2015 and 2014 differs from the expected tax expense at the U.S. federal statutory rate of 35%, primarily due to lower international tax rates, partially offset by U.S. state income taxes and certain non-deductible expenses.

According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings during the three and nine months ended September 30, 2015 and 2014 qualifies for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those periods.

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

It is the practice and current intention of the Company to reinvest the earnings of its international subsidiaries in those operations, therefore, at September 30, 2015, no provision had been made for U.S. taxes on international earnings.  At December 31, 2014, international earnings intended to be indefinitely reinvested outside of the United States amounted to approximately $7.3 billion.  It is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not indefinitely reinvested.

11.                                      ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below provides the balances for each classification of accumulated other comprehensive loss as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Foreign currency translation adjustments, net of tax (1)	$(180,829)	$(102,758)
Net unrealized gain (loss) on marketable securities, net of tax (2)	(4,636)	(157,144)
Accumulated other comprehensive loss	$(185,465)	$(259,902)

(1) Foreign currency translation adjustments, net of tax, includes net losses from fair value adjustments at September 30, 2015 of $34.8 million after tax ($52.6 million before tax) and net losses from fair value adjustments at December 31, 2014 of $37.8 million after tax ($57.8 million before tax) associated with derivatives designated as net investment hedges (see Note 5).

Foreign currency translation adjustments, net of tax, includes foreign currency transaction gains at September 30, 2015 of $106.7 million after tax ($181.9 million before tax) associated with the Company's 2024 Notes and 2027 Notes and foreign currency transaction gains at December 31, 2014 of $48.3 million after tax ($83.8 million before tax) associated with the Company's 2024 Notes. The 2024 Notes and 2027 Notes are Euro-denominated debt and are designated as hedges of certain of the Company's Euro-denominated net assets (see Note 8).

The remaining balance in currency translation adjustments excludes income taxes as a result of the Company's current intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States.

(2) The unrealized loss before tax at September 30, 2015 was $16.0 million, of which unrealized gains of $30.6 million were exempt from tax under the Dutch participation exemption and unrealized losses of $46.6 million were taxable. The unrealized loss before tax at December 31, 2014 was $164.7 million, of which unrealized losses of $134.6 million were exempt from tax under the Dutch participation exemption and unrealized losses of $30.1 million were taxable.

12.                                      COMMITMENTS AND CONTINGENCIES

Competition Reviews

Certain business practices common to the online travel industry have become the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. Investigations related to Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, were initiated by NCAs in France, Germany, Italy, Austria, Sweden, Ireland and Switzerland, and a number of other NCAs are looking at these issues.  The investigations primarily relate to whether Booking.com's price parity provisions are anti-competitive because they require accommodation providers to provide Booking.com with room rates that are at least as low as those offered to other online travel companies ("OTCs") or through the accommodation provider's website.

On April 21, 2015, the French, Italian and Swedish NCAs, working in close cooperation with the European Commission, announced that they had accepted "commitments" offered by Booking.com to resolve and close the investigations in France, Italy and Sweden. Under the commitments, Booking.com replaced its existing price parity agreements with accommodation providers with "narrow" price parity agreements. Under a "narrow" price parity agreement, subject to certain exceptions, an accommodation provider is still required to offer the same or better rates on Booking.com as it offers to a consumer directly online, but it is no longer required to offer the same or better rates on Booking.com as it offers to other OTCs. The commitments also allow an accommodation provider to, among other things, offer different terms and conditions (e.g., free WiFi) and availability to consumers that book with on-line travel companies that offer lower rates of commission or other benefits, offer lower rates to consumers that book through off-line channels and continue to discount through, among other things, accommodation loyalty programs, as long as those rates are not published or marketed online. The commitments apply to accommodations in France, Italy and Sweden and were effective on July 1, 2015. The foregoing description is a summary only and is qualified in its entirety by reference to the commitments published by the NCAs on April 21, 2015. On October 6, 2015 the Irish NCA closed its investigation on the basis of identical commitments to those given to the French, Italian and Swedish NCAs.

The Company is in ongoing discussions with various NCAs in other countries regarding their concerns. On July 1, 2015, Booking.com voluntarily implemented the commitments given to the French, Italian and Swedish NCAs throughout the European Economic Area and Switzerland and is working with certain other European NCAs towards closing their investigations or inquiries. A number of additional NCAs in the European Economic Area have now closed their investigations following Booking.com's implementation of the commitments in their jurisdictions. However, the Company is currently unable to predict the impact the implementation of these commitments throughout the European Economic Area and Switzerland will have on Booking.com's business or on the on-going investigations in other European countries, or on industry practice more generally. In particular, the Company notes that the German NCA has alleged that any parity requirements (narrow or otherwise) are anti-competitive and has required Hotel Reservation Service to remove its rate parity clause from its contracts with hotels (Hotel Reservation Service's initial appeal was denied). The Company expects the German NCA to impose similar requirements on Booking.com. The Company is unable to predict how the investigations in the other countries will ultimately be resolved. Possible outcomes include requiring Booking.com to amend or remove its rate parity clause from its contracts with accommodation providers in those jurisdictions and/or the imposition of fines. An Italian hotel association has filed an appeal in respect of the Italian NCA's decision to accept the commitments by Booking.com, and the Company is unable to predict the outcome of that appeal.

In August 2015, French legislation known as the "Macron Law" became effective. Among other things, the Macron Law makes price parity agreements illegal, including the "narrow" price parity agreements agreed to by the French NCA in April 2015. The law also requires that agreements between OTCs and hotels comply with a French contract form called a "mandatory contract." It is not yet clear what, if any, action can be taken in response to the law or how it may affect the Company's business in France. Similar legislation prohibiting "narrow" price parity agreements has been proposed in Italy and currently is awaiting action by the Italian Senate. It is not yet clear whether the legislation will be enacted or, if it is, how it may affect the Company's business in Italy.

Prior to the initiation of the investigations described above, Booking.com, along with certain other parties, was the subject of an investigation by competition authorities in the United Kingdom related to alleged agreements or concerted practices between hotels and Booking.com and at least one other OTC that restricted Booking.com's (and the other OTC's) ability to discount hotel room reservations and that this was a form of resale price maintenance. The investigation was initially closed based on commitments by the parties, including Booking.com, that provided that (a) while hotels would continue to be able to set retail prices for hotel room reservations on OTC websites, OTCs would have the flexibility to discount a hotel's retail price up to the OTC's commission, but only to members of closed groups (a concept that is defined in the commitments) who have previously made a reservation through the OTC and (b) rate parity clauses would not apply to rates provided by other OTCs or hotels to members of their closed groups so long as the discounted rate is not made public. The U.K. Competition Appeal Tribunal ("CAT") vacated the resolution of the investigation on appeal and remitted the matter to the U.K. Competition and Markets Authority ("CMA") for reconsideration in September 2014. The CMA did not appeal the CAT's decision, and on September 16, 2015 the CMA closed its investigation on administrative grounds, making no findings as to the legality of the discounting restrictions.

To the extent that regulatory authorities impose fines on the Company or require changes to the Company's business practices or to those currently common to the industry, the Company's business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding any such investigations could adversely affect the Company's brands and therefore its market share and results of operations. Further, the Macron Law and any similar legislation enacted by other countries, or a decision by the German NCA to prohibit any price parity requirements, could have a material adverse effect on the Company's business and its results of operations, in particular if consumers use its services to shop for accommodation reservations but make their reservations directly with an accommodation provider.

Litigation Related to Travel Transaction Taxes

The Company and certain third-party OTCs are currently involved in approximately forty lawsuits, including certified and putative class actions, brought by or against U.S. states, cities and counties over issues involving the payment of travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.).  The Company's subsidiaries priceline.com LLC, Lowestfare.com LLC and Travelweb LLC are named in some but not all of these cases.  Generally, the complaints allege, among other things, that the OTCs violated each jurisdiction's respective relevant travel transaction tax ordinance with respect to the charge and remittance of amounts to cover taxes under each law.  The complaints typically seek compensatory damages, disgorgement, penalties available by law, attorneys' fees and other relief.  In addition, several U.S. jurisdictions have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes.  Additional state and local jurisdictions are likely to assert that the Company is subject to travel transaction taxes and could seek to collect such taxes, retroactively and/or prospectively.

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

In a mixed decision, on March 17, 2015, the Hawaii Supreme Court affirmed a ruling of the Tax Appeal Court for the State of Hawaii holding that the Company and other OTCs are not liable for the State's transient accommodations tax and upheld, in part, the Tax Court's ruling that the OTCs, including the Company, are liable for the State's general excise tax ("GET") on the margin and fee retained by an OTC as compensation in a transaction. The Hawaii Supreme Court reversed that portion of the Tax Court's decision that had held that OTCs are liable for GET on the full amount the OTC collects from the customer for a hotel room reservation, not just margin and fee, without any offset for amounts passed through to the hotel. The Company had recorded an accrual for travel transaction taxes (including estimated interest and penalties), with a corresponding charge to cost of revenues, of approximately $16.5 million in December 2012 and approximately $18.7 million in the three months ended March 31, 2013, primarily related to the Tax Court ruling. Also, during the year ended December 31, 2014 and nine months ended September 30, 2015, the Company had paid approximately $2.2 million and $0.6 million, respectively, to the State of Hawaii related to the Tax Court ruling. The March 2015 ruling by the Hawaii Supreme Court significantly reduced the Company's (and other OTCs') liability under the GET statute since GET is now owed only on the Company's margin and fee, not the gross amount charged to a customer in a transaction. As a result, the Company reduced its accrual for travel transaction taxes (including estimated interest and penalties) by $16.4 million with a corresponding reduction to cost of revenues in the first quarter of 2015. In addition, the Company recognized a net reduction in cost of revenue in the third quarter of 2015 of $13.7 million related to travel transaction taxes, principally due to a cash refund from the State of Hawaii for payments made in 2013. The Company is seeking additional refund from the State of Hawaii totaling approximately $4 million in tax previously paid in excess of its actual liability, which will be recorded as a reduction in cost of revenues in the periods in which the cash refunds are received.

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings. An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries and also could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorneys' fees and costs.  In connection with some of these tax audits and assessments, the Company may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the laws in judicial proceedings. This requirement is commonly referred to as "pay to play" or "pay first." There have been, and will continue to be, substantial ongoing costs, which may include "pay first" payments, associated with defending the Company's position in pending and any future cases or proceedings.  An adverse outcome in one or more of these unresolved proceedings could have a material adverse effect on the Company's business and could be material to the Company's results of operations or cash flow in any given operating period. However, the Company believes that even if it were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated, given results to date it would not have a material impact on the Company's liquidity because of the Company's available cash.

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

Accrual for Travel Transaction Taxes

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $27 million at September 30, 2015 and $52 million at December 31, 2014. The March 2015 ruling by the Hawaii Supreme Court significantly reduced the Company's (and other OTCs') liability and as a result the Company reduced its accrual for travel transaction taxes (including estimated interest and penalties) by $16.4 million with a corresponding reduction to cost of revenues in the first quarter of 2015. The Company's legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

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

French Tax Audit

French tax authorities have been conducting an audit of the years 2006 through 2012 to determine whether the Company is in compliance with its tax obligations in France, and the Company currently expects to receive a formal assessment in the fourth quarter of 2015.  While the Company believes that it has been, and continues to be, in compliance with French tax law, as a result of the audit the Company expects the French tax authorities to claim that Booking.com has a permanent establishment in France and seek to recover unpaid income taxes and value-added taxes ("VAT") of approximately 350 million Euros, the majority of which would represent penalties and interest.  The Company intends to contest any such assessment. If the Company is unable to resolve the matter with the French authorities, it would expect to challenge the assessment in the French courts. In order to contest the assessment in court, the Company would be required to pay, upfront, the full amount of any such assessment, though any such payment would not constitute an admission by it that it owes the tax. French authorities may decide to also audit subsequent tax years, which could result in additional assessments.
Other

The Company intends to defend against the claims in all of the proceedings described in this Note 12.  The Company has accrued for certain legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated.  Such accrued amounts are not material to the Company's consolidated balance sheets and provisions recorded have not been material to the Company's consolidated results of operations or cash flows.  An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

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

Contingent Consideration for Business Acquisitions

As of December 31, 2014, the Company recognized a liability of $10.7 million for estimated contingent payments related to an acquisition. In the three months ended September 30, 2015, the Company paid $18.4 million to settle this contingent liability. The cash payment related to the acquisition-date estimated fair value of $10.7 million is reported as a financing activity and the remaining cash payment of $7.7 million, which was charged to operating expense as a fair value adjustment, is included as an operating activity on the Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2015.

As of September 30, 2015, the Company recognized a liability of approximately $9 million for estimated contingent payments related to another acquisition. The estimated acquisition-date contingent liability is based upon the probability-weighted average payments for specific performance factors from the acquisition date through the performance period which ends at March 31, 2019. The range of undiscounted outcomes for the estimated contingent payments is approximately $0 to $90 million.

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

Trends

Over the last several years we have experienced strong growth in our accommodation reservation services. We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the widespread adoption of mobile devices, the high growth of travel overall in emerging markets such as Asia-Pacific and South America, and the continued innovation and execution by our teams around the world to build accommodation supply, content and distribution and to improve the customer experience on our websites and mobile apps. These year-over-year growth rates have generally decelerated in recent years. For example, for the three months ended September 30, 2015, our accommodation room night reservation growth was 22% compared to 27% in the three months ended September 30, 2014. Given the size of our hotel reservation business, we expect that our year-over-year growth rates will continue to decelerate, though the rate of deceleration may fluctuate.

The size of the travel market outside of the United States is substantially greater than that within the United States. Historically, Internet use and e-commerce activity of international consumers have trailed that of consumers in the United States. However, international consumers are increasingly moving to online means for purchasing travel. Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States. We expect that over the long term, international online travel growth rates will follow a similar trend to that experienced in the United States. In addition, the base of hotel properties in Europe and Asia is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains. We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States. We believe these trends and factors have enabled us to become the leading online accommodation reservation service provider in the world as measured by room nights booked. We believe that the opportunity to continue to grow our business exists for the markets in which we operate.

Our growth has primarily been generated by our worldwide accommodation reservation service brand, Booking.com, which is our most significant brand, and has been due, in part, to the availability of a large and growing number of directly bookable properties through Booking.com. Booking.com included over 820,000 properties on its website as of November 3, 2015, which included about 378,000 vacation rental properties (updated property counts are available on the Booking.com website), and compares to approximately 594,000 properties (including approximately 237,000 vacation rental properties) a year ago. In September 2015, Booking.com changed the way it calculates property counts. As a result, properties that are contracted with Booking.com but temporarily do not have availability on Booking.com (for example properties that are closed during their off-peak season or for renovations) will remain included in Booking.com's property counts during these temporary periods. Booking.com previously excluded properties that were temporarily unavailable for booking. We believe that continuously including them provides a more consistent and useful property count. We believe that continuing to expand the number and variety of accommodations available through our services, in particular Booking.com, will enable us to continue to grow our accommodation reservation business.

As our international business represents the substantial majority of our financial results, we expect to continue to see our operating results and other financial metrics largely driven by international performance. For example, certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding accommodations available for reservation on our websites, including hotels, bed and breakfasts, hostels and vacation rentals. Vacation rentals generally consist of, among others, properties categorized as single-unit and multi-unit villas, apartments, "aparthotels" (which are apartments with a front desk and cleaning service) and chalets and are generally self-catered (i.e., include a kitchen), directly bookable properties. The approximately 378,000 vacation rental properties on Booking.com's website as of November 3, 2015 (updated property counts are available on the Booking.com's website) represent approximately 1.9 million instantly bookable and confirmable units within these properties. Many of the newer accommodations we add to our travel reservation services, especially in highly penetrated markets, may have fewer rooms, lower average daily rates ("ADRs") or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts), and therefore may also negatively impact our margins. For example, because a vacation rental is either a single unit or a small collection of independent units, vacation rental properties represent more limited booking opportunities than non-vacation rental properties, which generally have more units to rent per property. Our non-hotel accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors. As we increase our non-hotel accommodation business, these different market characteristics could negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our websites, our gross bookings growth rate and property growth rate will likely diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of non-hotel accommodations increases, the number of reservations per property will likely decrease.

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

Greece, in particular, has recently faced and continues to face significant economic challenges, in large part due to its high levels of sovereign debt and difficulties re-financing that debt. Although Greece's newly elected government has accepted various austerity measures, it campaigned against austerity measures and in a recent referendum the Greek people rejected certain austerity measures. As a result, it is uncertain whether Greece's recent austerity measures and debt agreement with the European Union will result in a long-term solution to the country's debt crisis. This may increase the likelihood that Greece, and in turn other countries, could exit the European Union, which could lead to added economic uncertainty and further devaluation or eventual abandonment of the Euro common currency. These and other macro-economic uncertainties, such as sovereign default risk becoming more widespread, declining oil prices and geopolitical tensions, have led to significant volatility in the exchange rate between the Euro, the U.S. Dollar and other currencies. The European Central Bank, in an effort to stimulate the European economy, recently launched a quantitative easing program to purchase public debt, which in turn has contributed to the weakening of the Euro compared to the U.S. Dollar.
As noted earlier, our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. The U.S. Dollar significantly strengthened against the Euro during 2014, moving from an exchange rate of 1.38 U.S. Dollars per Euro as of January 1, 2014 to 1.21 U.S. Dollars per Euro as of December 31, 2014. The U.S. Dollar has strengthened further in 2015 to an exchange rate of 1.12 U.S. Dollars per Euro as of September 30, 2015. The U.S. Dollar also strengthened significantly during this time frame as compared to many other currencies. As a result, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins are not significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated 2024 Notes and 2027 Notes, and accrued interest thereon, provide a natural hedge of the net assets of certain of our Euro functional currency subsidiaries.
Gross profit from our international operations grew year-over-year on a constant currency basis by approximately 29% and 28%, respectively, for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, but, as a result of the impact of changes in currency exchange rates, grew 11.4% for both the three and nine months ended September 30, 2015, as reported in U.S. Dollars. We generally enter into derivative instruments to minimize the impact of short-term currency fluctuations on our consolidated operating results. However, such derivative instruments are short term in nature and not designed to hedge against currency fluctuations that could impact our gross bookings, revenues or gross profit (see Note 5 to the Unaudited Consolidated Financial Statements for additional information on our derivative contracts).
Significant fluctuations in currency exchange rates can also impact consumer travel behavior. For example, dramatic depreciation of the Russian Ruble in 2014 resulted in it becoming more expensive for Russians to travel to Europe and most other non-Ruble destinations. Consumers traveling from a country whose currency has weakened against other currencies may book lower ADR accommodations, choose to shorten or cancel their international travel plans or choose to travel domestically rather than internationally, any of which could adversely affect our gross bookings, revenues and results of operations, in particular when expressed in U.S. Dollars.

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
We compete with both online and traditional travel and travel-related reservation and search services. The market for the travel reservation and search services we offer is intensely competitive, a trend we expect to continue, and current and new competitors can launch new services at a relatively low cost. We currently, or may potentially in the future, compete with a variety of companies, including:

•	online travel reservation services such as those owned by Expedia (which acquired Travelocity in January 2015 and Orbitz in September 2015), Ctrip, Rakuten, eDreams ODIGEO and Jalan;

•
online accommodation search and/or reservation services, such as Airbnb and HomeAway (which has agreed to be acquired by Expedia), focused on vacation rental properties, including individually owned properties;

•	large online companies, including search, social networking and marketplace companies such as Google, Facebook, Alibaba and Groupon;

•
traditional travel agencies, wholesalers and tour operators, such as Carlson Wagonlit, American Express, Thomas Cook and Tui Travel, as well as thousands of individual travel agencies around the world;

•	travel service providers such as accommodation providers, rental car companies and airlines;

•
online travel search and price comparison services (generally referred to as "meta-search" services), such as TripAdvisor, trivago (in which Expedia holds a majority ownership interest), Qunar and HotelsCombined; and

•	online restaurant reservation services, such as TripAdvisor's LaFourchette and Yelp's SeatMe.

For more detail regarding the competitive trends and risks we face, see Part II Item 1A Risk Factors - "Intense competition could reduce our market share and harm our financial performance." and "Consumer adoption and use of mobile devices create new challenges and may enable device companies such as Apple to compete directly with us."

After entering into an exclusive, long-term strategic marketing agreement in August 2013, Expedia acquired Travelocity in January 2015. And, in September 2015, Expedia acquired Orbitz. To the extent these acquisitions enhance Expedia's ability to compete with us, in particular in the United States, which is Expedia's, Travelocity's and Orbitz's largest market, our market share and results of operations could be adversely affected.

Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful "apps" available on these devices, is driving substantial online traffic and commerce to mobile platforms.  We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile apps for travel products and other mobile functionality, including proprietary last-minute discounts for accommodation reservations.  Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes.  The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. Further, given the device sizes and technical limitations of tablets and smart phones, mobile consumers may not be willing to download multiple apps from multiple companies providing a similar service and instead prefer to use one or a limited number of apps for their mobile travel and restaurant research and reservation activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important. Our mobile offerings have received generally strong reviews and achieved solid download trends, and are driving a material and increasing share of our business. We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer and to mobile apps in addition to a web browser. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile apps are not downloaded and used by consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.

In addition, we have observed an increase in promotional pricing to closed user groups (such as loyalty program participants or customers with registered accounts), including through mobile apps. If we are not as effective as our competitors in offering discounted prices to closed user groups or if we are unable to entice members of our competitors' closed user groups to use our services, our ability to grow and compete could be harmed. If we need to fund discounts out of our gross profit, our profitability could be adversely affected. Further, growth in discounted closed user group retail prices for hotel rooms lessens the price difference for members of closed user groups between a retail hotel reservation and an opaque hotel reservation, which we believe has led to fewer consumers using our opaque hotel reservation services. In addition, hotels typically make available only a limited number of hotel rooms for opaque services like those of our priceline.com business, especially during periods of high occupancy. Recent high hotel occupancy levels in the United States (which have had an adverse impact on our access to hotel rooms for our opaque hotel reservation services) and, we believe, the increased use by consumers of discounted closed user group retail prices for hotel rooms have negatively affected our opaque hotel reservation gross profit.

We have established widely used and recognized e-commerce brands through aggressive marketing and promotional campaigns. Both our online and offline advertising expense has increased significantly in recent years, a trend we expect to continue. For the nine months ended September 30, 2015, our total online advertising expense was approximately $2.2 billion, primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our websites. We also invested approximately $181 million in offline advertising during that period. We intend to continue a strategy of aggressively promoting brand awareness, primarily through online means although we also intend to increase our offline advertising efforts, including by expanding offline campaigns into additional markets. For example, building on its first offline advertising campaign, which it launched in the United States in 2013, Booking.com has begun offline advertising campaigns in other markets, including Australia, Canada, the United Kingdom, Germany, France, Brazil and Japan. We have observed increased offline advertising by OTCs, meta-search services and travel service providers, particularly in North America and Europe, which may make our offline advertising efforts more expensive and less effective.

Online advertising efficiency, expressed as online advertising expense as a percentage of gross profit, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs-per-click and reduce our online advertising efficiency. From 2011 to 2013, our online advertising expense grew faster than our gross profit due to (1) year-over-year declines in online advertising returns on investment ("ROIs") and (2) brand mix within The Priceline Group as our international brands grew faster than our U.S. brands and spent a higher percentage of gross profit on online advertising. In 2014, these long-term trends continued, but were more than offset by the inclusion of KAYAK and OpenTable because they spend a lower percentage of gross profit on online advertising than our other brands. Also, our consolidated results exclude intercompany advertising by our brands on KAYAK since our acquisition of KAYAK in May 2013. In the first three quarters of 2015, online advertising efficiency declined compared to the prior year, mainly due to lower ROIs. If Google changes how it presents travel search results or the manner in which it conducts the auction for placement among search results in a manner that is competitively disadvantageous to us, whether to support its own travel-related services or otherwise, our ability to efficiently generate traffic to our websites could be harmed. See Part II Item 1A Risk Factors - "We rely on online advertising channels to enhance our brand awareness and to generate a significant amount of traffic to our websites." and "Our business could be negatively affected by changes in Internet search engine algorithms and dynamics or traffic-generating arrangements."

The national competition authorities ("NCAs") of many governments have begun investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. For example, between July 2012 and September 2015 Booking.com was the subject of a competition investigation by U.K. competition authorities. Other NCAs, including those in France, Germany, Italy, Austria, Sweden, Ireland and Switzerland, more recently opened investigations that focus on Booking.com's contractual parity arrangements with accommodation providers in those jurisdictions, and a number of other NCAs are looking at these issues. It is uncertain how these issues will finally be resolved. For example, the French, Italian and Swedish NCAs accepted commitments offered by Booking.com to resolve and close their investigations and Booking.com voluntarily implemented these commitments throughout the European Economic Area and Switzerland on July 1, 2015, which resolved the concerns of various other countries. However, in August 2015 France adopted legislation known as the "Macron Law" making price parity agreements illegal, including those that had been approved by the French NCA. For more information on these investigations and their potential effects on our business, see Footnote 12 to our Unaudited Consolidated Financial Statements and Part II Item 1A Risk Factors - "As the size of our business grows, we may become increasingly subject to the scrutiny of anti-trust and competition regulators." To the extent that regulatory authorities impose fines or require changes to our business practices or to those currently common to the industry or legislation is enacted with a similar effect, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding any such investigations could adversely affect our brand and therefore our market share and results of operations.

Seasonality

A meaningful amount of our gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. From a cost perspective, we expense the substantial majority of our advertising activities as the expense is incurred, which is typically in the quarter in which reservations are booked. However, we generally do not recognize associated revenue until future quarters when the travel occurs. As a result, we typically experience our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of accommodation checkouts for the year for our European and North American businesses.

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

Critical Accounting Policies and Estimates

As of September 30, 2015, we performed our annual goodwill impairment testing and concluded that there was no impairment of goodwill. A substantial portion of our intangibles and goodwill relates to our acquisitions of OpenTable in July 2014 and KAYAK in May 2013. Other than OpenTable, the fair values of our reporting units substantially exceeded their respective carrying values as of September 30, 2015.

As of September 30, 2015, OpenTable’s carrying value was $2.5 billion, of which $1.5 billion relates to goodwill. The fair value of OpenTable slightly exceeded its carrying value as of September 30, 2015. OpenTable’s fair value was determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approaches (EBITDA multiples of comparable publicly-traded companies and for precedent transactions). Since the acquisition, we have invested, and intend to continue to invest, in OpenTable to accelerate its global expansion, increase the value offered to its restaurant partners and enhance the end-to-end experience for customers across desktop and mobile devices. As expected, these investments resulted in lower OpenTable post-acquisition EBITDA compared to pre-acquisition levels. However, the time required to execute these investments has exceeded our initial expectations. Despite the delays, we continue to believe that these investments will result in significant future earnings. Future events and changing market conditions may, however, lead us to reevaluate the assumptions we have used to test for goodwill impairment, including key assumptions regarding OpenTable's expected growth rates and operating margins, as well as other key assumptions with respect to matters outside of our control, such as discount rates, currency exchange rates and market EBITDA comparables. If OpenTable’s investments, in particular its investments in its global expansion efforts, are not successful, there is a substantial likelihood that we would recognize a related goodwill impairment, which could have a material adverse affect on our results of operations.

Results of Operations
Three and Nine Months Ended September 30, 2015 compared to the Three and Nine Months Ended September 30, 2014

Operating and Statistical Metrics

Our financial results are driven by certain operating metrics that encompass the booking and other business activity generated by our travel and travel-related services.  Specifically, reservations of accommodation room nights, rental car days and airline tickets capture the volume of units purchased by our travel reservation services customers.  Gross bookings, net of cancellations, is an operating and statistical metric that captures the total dollar value, generally inclusive of taxes and fees, of all travel services booked by our customers and is widely used in the travel business.  International gross bookings reflect gross bookings generated principally by our Booking.com, agoda.com and rentalcars.com businesses and U.S. gross bookings reflect gross bookings generated principally by our priceline.com business, in each case regardless of where the consumer resides, where the consumer is physically located while making a reservation or the location of the travel service provider. We follow a similar approach for reporting the international and U.S. revenue and gross profit of those businesses.

Gross bookings resulting from accommodation room nights, rental car days and airline tickets reserved through our international and U.S. operations for the three and nine months ended September 30, 2015 and 2014 were as follows (numbers may not total due to rounding):

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2015	2014	Change	2015	2014	Change
International	$13,078	$12,080	8.3%	$38,273	$34,406	11.2%
U.S.	1,700	1,743	(2.5)%	5,240	5,235	0.1%
Total	$14,778	$13,823	6.9%	$43,513	$39,641	9.8%

Gross bookings increased by 6.9% and 9.8% for the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014 (growth on a constant currency basis was approximately 22% and 25%, respectively), principally due to growth of 22.0% and 24.5%, respectively, in accommodation room night reservations, 2% growth on a constant currency basis in ADRs for each period and growth of 13.0% and 17.0%, respectively, in rental car day reservations. International gross bookings grew by 8.3% and 11.2%, respectively, for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 (growth on a constant currency basis was approximately 25% and 28%, respectively). International gross bookings growth on a constant currency basis was primarily attributable to growth in accommodation room night reservations for our Booking.com business, as well as growth in rental car day reservations for our rentalcars.com business and accommodation room night reservations for our agoda.com business.  The U.S. Dollar significantly strengthened against the Euro during 2014, moving from an exchange rate of 1.38 U.S. Dollars per Euro as of January 1, 2014 to 1.21 U.S. Dollars per Euro as of December 31, 2014. The U.S. Dollar has strengthened further during 2015 to an exchange rate of 1.12 U.S. Dollars per Euro as of September 30, 2015. The U.S. Dollar has also strengthened against many other currencies since January 1, 2014. At these exchange rates, the growth of our international and total gross bookings, expressed in U.S. Dollars, has been and will continue to be significantly adversely impacted through the remainder of 2015. We therefore believe that unit growth rates and total gross bookings, international gross bookings and gross profit growth on a constant currency basis, excluding the impact of foreign exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

U.S. gross bookings decreased by 2.5% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to declines in gross bookings by priceline.com’s retail airline ticket service (primarily due to lower airfares, partially offset by an increase in the number of retail airline ticket reservations), Name Your Own Price® reservation services and vacation package reservation service, partially offset by increases in gross bookings by priceline.com’s retail hotel, retail rental car and Express Deals® hotel reservation services and the inclusion of our Rocketmiles hotel reservation service (which we acquired in February 2015). U.S. gross bookings increased by 0.1% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to increases in gross bookings by priceline.com's retail hotel and rental car reservation services, priceline.com's Express Deals® hotel reservation service and the inclusion of our Rocketmiles hotel reservation service, mostly offset by declines in gross bookings by priceline.com's retail airline ticket service (due to lower airfares, partially offset by an increase in the number of airline ticket reservations), Name Your Own Price® reservation services and vacation package reservation service. Travel service providers typically provide a limited amount of availability to opaque services like those of priceline.com, especially during periods of healthy travel demand. As a result, the recent healthy travel environment (which has had an adverse impact on our access to availability) and the increased use by consumers of discounted closed user group retail prices for hotel rooms have negatively affected our opaque reservation services.

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the three and nine months ended September 30, 2015 and 2014 were as follows (numbers may not total due to rounding):

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2015	2014	Change	2015	2014	Change
Agency	$12,850	$11,821	8.7%	$37,625	$33,917	10.9%
Merchant	1,928	2,002	(3.7)%	5,889	5,724	2.9%
Total	$14,778	$13,823	6.9%	$43,513	$39,641	9.8%

Agency gross bookings are derived from travel-related transactions where we are not the merchant of record and merchant gross bookings are derived from services where we are the merchant of record. Agency gross bookings increased 8.7% and 10.9% for the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014, primarily due to growth in gross bookings from Booking.com accommodation room night reservations, as well as growth in gross bookings by priceline.com and agoda.com agency retail hotel reservation services, rentalcars.com and priceline.com agency retail rental car reservation services, partially offset by lower retail airfares. Merchant gross bookings decreased 3.7% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to the impact of the stronger U.S. Dollar on agoda.com’s merchant retail hotel reservation services and declines in gross booking by priceline.com's Name Your Own Price® reservation services, partially offset by increases in gross bookings by merchant retail hotel reservation services for Booking.com and priceline.com, priceline.com's Express Deals® hotel reservation service, rentalcars.com rental car reservations and the inclusion of our Rocketmiles hotel reservation service. Merchant gross bookings increased 2.9% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to increases in gross bookings by merchant retail hotel reservation services for priceline.com and Booking.com, priceline.com's Express Deals® hotel reservation services, rentalcars.com rental car reservation services and the inclusion of our Rocketmiles hotel reservation service, partially offset by declines in gross bookings by priceline.com's Name Your Own Price® reservation services and the impact of the stronger U.S. Dollar on agoda.com's merchant retail hotel reservation services. The U.S. Dollar is significantly stronger against the Euro and many other currencies as of September 30, 2015 compared to 2014. At these exchange rates, the growth of our agency and merchant gross bookings, expressed in U.S. Dollars, has been and will continue to be significantly adversely impacted through the remainder of 2015.

Accommodation room nights, rental car days and airline tickets reserved through our services for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2015	2014	Change	2015	2014	Change
Room Nights	115.6	94.8	22.0%	333.3	267.8	24.5%
Rental Car Days	16.0	14.2	13.0%	47.7	40.8	17.0%
Airline Tickets	2.0	2.0	(1.1)%	6.1	6.1	(1.3)%

Accommodation room night reservations increased by 22.0% and 24.5% for the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014, due to an increase in Booking.com, agoda.com and priceline.com accommodation room night reservations and the inclusion of Rocketmiles accommodation room night reservations. Booking.com included over 820,000 properties on its website as of November 3, 2015, which included about 378,000 vacation rental properties (updated property counts are available on the Booking.com website), and compares to approximately 594,000 properties (including approximately 237,000 vacation rental properties) a year ago. In September 2015, Booking.com changed the way it calculates property counts. As a result, properties that are contracted with Booking.com but temporarily do not have availability on Booking.com (for example, properties that are closed during their off-peak season or for renovations) will remain included in Booking.com's property counts during these temporary periods. Booking.com previously excluded properties that were temporarily unavailable for booking. We believe that continuously including them provides a more consistent and useful property count.

Rental car day reservations increased by 13.0% and 17.0% for the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014, due to an increase in price-disclosed rental car day reservations for rentalcars.com and priceline.com, partially offset by a decline in priceline.com's Name Your Own Price® rental car day reservations.

Airline ticket reservations decreased by 1.1% and 1.3% for the three and nine months ended September 30, 2015, respectively, compared to the three and nine months ended September 30, 2014, due to a decline in priceline.com's Name Your Own Price® airline ticket reservations, partially offset by an increase in priceline.com's retail airline ticket reservations.

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

•
Merchant revenues are derived from services where we are the merchant of record and therefore charge the customer's credit card for the travel services provided. Merchant revenues include (1) transaction net revenues (i.e., to the extent applicable, the amount charged to a customer, less the amount charged to us by travel service providers) in connection with (a) the accommodation reservations provided through our merchant price-disclosed hotel reservation services at agoda.com, priceline.com, Booking.com and Rocketmiles and (b) the reservations provided through our merchant rental car service at rentalcars.com and merchant Express Deals® reservation services at priceline.com; (2) transaction revenues representing the price of Name Your Own Price® hotel, rental car and airline ticket reservations and vacation packages charged to a customer (with a corresponding travel service provider cost recorded in cost of revenues); (3) customer processing fees charged in connection with priceline.com's Express Deals® reservation services, Name Your Own Price® reservation services and merchant retail hotel reservation service; and (4) ancillary fees, including damage excess waiver and travel insurance fees and GDS reservation booking fees related to certain of the services listed above.

•
Advertising and other revenues are derived primarily from (1) revenues earned by KAYAK for (a) sending referrals to OTCs and travel service providers and (b) advertising placements on KAYAK's websites and mobile apps; (2) revenues earned by OpenTable for (a) reservation fees (a fee for restaurant guests seated through OpenTable's online reservation service) and (b) subscription fees earned by OpenTable for restaurant reservation management services; (3) revenues earned by priceline.com for advertising on its websites; and (4) revenues generated by Booking.com's BookingSuite branded hotel marketing services. Revenue from KAYAK is net of intercompany revenues earned by KAYAK from other Priceline Group brands.

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2015	2014	Change	2015	2014	Change
Agency Revenues	$2,345,673	$2,099,629	11.7%	$5,127,174	$4,615,169	11.1%
Merchant Revenues	596,503	613,535	(2.8)%	1,637,191	1,707,786	(4.1)%
Advertising and Other Revenues	160,725	123,333	30.3%	459,627	278,919	64.8%
Total Revenues	$3,102,901	$2,836,497	9.4%	$7,223,992	$6,601,874	9.4%

 Agency Revenues

Agency revenues for the three and nine months ended September 30, 2015 increased 11.7% and 11.1%, respectively, compared to the three and nine months ended September 30, 2014, primarily as a result of growth in the business of Booking.com, the agency hotel businesses of priceline.com and agoda.com and the agency rental car businesses of rentalcars.com and priceline.com. The U.S. Dollar is significantly stronger against the Euro and many other currencies as of

September 30, 2015 compared to 2014. At these exchange rates, the growth of our agency revenues, expressed in U.S. Dollars, has been and will continue to be significantly adversely impacted through the remainder of 2015.

Merchant Revenues

Merchant revenues for the three and nine months ended September 30, 2015 decreased 2.8% and 4.1%, respectively, compared to the three and nine months ended September 30, 2014, primarily due to decreases in revenues from priceline.com's Name Your Own Price® hotel, airline ticket and rental car reservation services, partially offset by increases in our merchant price-disclosed hotel and rental car businesses. Our priceline.com Name Your Own Price® reservation services, which declined year-over-year, are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues. Our other merchant revenues, which grew year-over-year, are recorded in revenue "net" of travel service provider costs. As a result, changes in Name Your Own Price® reservation revenue disproportionately affect merchant revenues as compared to our other merchant revenues. We therefore believe that gross profit is an important measure of evaluating growth in our business. The U.S. Dollar is significantly stronger against the Euro and many other currencies as of September 30, 2015 compared to 2014. At these exchange rates, the growth of our merchant revenues, expressed in U.S. Dollars, has been and will continue to be significantly adversely impacted through the remainder of 2015.

Advertising and Other Revenues

Advertising and other revenues during the three and nine months ended September 30, 2015 consisted primarily of advertising revenues, restaurant reservation revenues and subscription revenues for restaurant reservation management services. Other revenues for the three and nine months ended September 30, 2015 includes $64.8 million and $187.5 million, respectively, of OpenTable revenue. Other revenues for the three and nine months ended September 30, 2014 included $41.2 million of OpenTable revenue earned since its acquisition on July 24, 2014.

Cost of Revenues

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2015	2014	Change	2015	2014	Change
Cost of Revenues	$155,619	$216,519	(28.1)%	$511,568	$692,429	(26.1)%

For the three and nine months ended September 30, 2015, cost of revenues consisted primarily of: (1) the cost paid to travel service providers for priceline.com's Name Your Own Price® reservation services, net of applicable taxes and charges; (2) fees paid to third parties by KAYAK and priceline.com to return travel itinerary information for customer search queries; and (3) costs related to accruals for travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.). Cost of revenues for the three and nine months ended September 30, 2015 decreased by 28.1% and 26.1%, respectively, compared to the three and nine months ended September 30, 2014, primarily due to a decrease in priceline.com's Name Your Own Price® reservation services. For the nine months ended September 30, 2015, cost of revenue benefited from a reversal of previously accrued travel transaction taxes of $16.4 million (including estimated interest and penalties) recorded in the first quarter of 2015 related to a favorable ruling in the State of Hawaii. For the three and nine months ended September 30, 2015, we recognized a net reduction in cost of revenue in the third quarter of 2015 of $13.7 million related to travel transaction taxes, principally due to a cash refund from the State of Hawaii for the aforementioned favorable ruling.

Agency revenues have no cost of revenue. Agency revenues principally consist of travel commissions on accommodation reservations.

Gross Profit

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2015	2014	Change	2015	2014	Change
Gross Profit	$2,947,282	$2,619,978	12.5%	$6,712,424	$5,909,445	13.6%
Gross Margin	95.0%	92.4%		92.9%	89.5%

Total gross profit for the three and nine months ended September 30, 2015 increased by 12.5% and 13.6%, respectively, compared to the three and nine months ended September 30, 2014 (growth on a constant currency basis was approximately 29% for both the three and nine months), primarily as a result of the increased revenue discussed above.  Total gross margin (gross profit as a percentage of total revenue) increased during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, because our revenues are disproportionately affected by priceline.com's Name Your Own Price® reservation services. Name Your Own Price® revenues are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues, and in the three and nine months ended September 30, 2015 these revenues represented a smaller percentage of total revenues than in the three and nine months ended September 30, 2014. Our retail and semi-opaque reservation services, which are recorded in revenue "net" of travel service provider costs, have been growing faster than priceline.com's Name Your Own Price® reservation services. As a result, we believe that gross profit is an important measure for evaluating growth in our business.

Our international operations accounted for approximately $2.6 billion and $5.8 billion of our gross profit for the three and nine months ended September 30, 2015, respectively, which compares to $2.3 billion and $5.2 billion, respectively, for the three and nine months ended September 30, 2014. Gross profit attributable to our international operations increased by 11.4% for both the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 (growth on a constant currency basis was approximately 29% and 28% for the three and nine months, respectively). Gross profit attributable to our U.S. businesses increased by 21.9% and 29.8% for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. Gross profit for the three and nine months ended September 30, 2015 was positively impacted by the inclusion of OpenTable, which benefited year-over-year comparisons through the anniversary of the acquisition on July 24, 2015. In addition, gross profit for the nine months ended September 30, 2015 was positively impacted by a reversal of previously accrued travel transaction taxes of $16.4 million (including estimated interest and penalties) recorded in the first quarter of 2015 related to a favorable ruling in the State of Hawaii. Gross profit for the three and nine months ended September 30, 2015 was also positively impacted by a net reduction in cost of revenue in the third quarter of 2015 of $13.7 million related to travel transaction taxes, principally due to a cash refund from the State of Hawaii for the aforementioned favorable ruling.

The U.S. Dollar is significantly stronger against the Euro and many other currencies as of September 30, 2015 compared to 2014. At these exchange rates, the growth of our total and international gross profit, expressed in U.S. Dollars, has been and will continue to be significantly adversely impacted through the remainder of 2015.

Operating Expenses

Advertising

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2015	2014	Change	2015	2014	Change
Online Advertising	$801,147	$699,814	14.5%	$2,215,181	$1,860,317	19.1%
% of Total Gross Profit	27.2%	26.7%		33.0%	31.5%
Offline Advertising	$51,440	$71,593	(28.1)%	$181,325	$183,093	(1.0)%
% of Total Gross Profit	1.7%	2.7%		2.7%	3.1%

Online advertising expenses consist primarily of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) banner, pop-up and other Internet and mobile advertisements. For the three and nine months ended September 30, 2015, online advertising expenses increased over the three and nine months ended September 30, 2014, primarily to generate increased gross bookings. Online advertising as a percentage of gross profit for the three and nine months ended September 30, 2015 benefited from the inclusion of OpenTable because OpenTable spends a lower percentage of gross profit on online advertising relative to our other brands. In addition, the share of our business coming directly to our websites with no associated online advertising expense increased during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. These favorable impacts were more than offset for the three and nine months ended September 30, 2015 by a year-over-year decline in advertising ROIs, a trend that we expect to continue.

Offline advertising expenses are primarily related to our Booking.com, KAYAK and priceline.com businesses and primarily consist of television advertising. For the three and nine months ended September 30, 2015, offline advertising decreased by 28.1% and 1.0%, respectively, compared to the three and nine months ended September 30, 2014, primarily due to lower spending at KAYAK and, to a lesser extent, priceline.com.

Sales and Marketing

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2015	2014	Change	2015	2014	Change
Sales and Marketing	$93,069	$86,092	8.1%	$269,536	$225,456	19.6%
% of Total Gross Profit	3.2%	3.3%		4.0%	3.8%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) customer relations costs; (4) provisions for credit card chargebacks; (5) provisions for bad debt, primarily related to agency accommodation commission receivables; and (6) public relations costs. For the three and nine months ended September 30, 2015, sales and marketing expenses, which are substantially variable in nature, increased compared to the three and nine months ended September 30, 2014 due primarily to increased gross booking volumes, customer relations costs and the inclusion of OpenTable since its acquisition on July 24, 2014.

Personnel

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2015	2014	Change	2015	2014	Change
Personnel	$305,329	$259,471	17.7%	$853,469	$675,854	26.3%
% of Total Gross Profit	10.4%	9.9%		12.7%	11.4%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes and employee health benefits. Personnel expenses increased during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 due primarily to increased headcount to support the growth of our businesses. Additionally, the inclusion of OpenTable in our consolidated results since its acquisition on July 24, 2014 contributed to this increase in personnel expenses for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014.

Stock-based compensation expense was $58.3 million and $172.4 million for the three and nine months ended September 30, 2015 compared to $46.1 million and $120.1 million for the three and nine months ended September 30, 2014.

General and Administrative

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2015	2014	Change	2015	2014	Change
General and Administrative	$109,706	$97,902	12.1%	$308,829	$261,950	17.9%
% of Total Gross Profit	3.7%	3.7%		4.6%	4.4%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) personnel-related expenses such as travel, recruiting and training expenses; and (3) fees for outside professionals, including litigation expenses. General and administrative expenses increased during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, due to $7.7 million of expense for a fair value adjustment to the contingent liability related to an acquisition, higher occupancy and office expenses related to the expansion of our international businesses and higher personnel-related expenses related to increased headcount in all of our businesses. Additionally, the inclusion of OpenTable in our consolidated results since its acquisition on July 24, 2014 contributed to the increase in general and administrative expenses for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014.

Information Technology

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2015	2014	Change	2015	2014	Change
Information Technology	$28,830	$24,802	16.2%	$81,347	$72,068	12.9%
% of Total Gross Profit	1.0%	0.9%		1.2%	1.2%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) data communications and other expenses associated with operating our services; (3) outsourced data center costs; and (4) payments to outside consultants. Information technology expense increased during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, due primarily to growth in our worldwide operations. Additionally, the inclusion of OpenTable in our consolidated results since its acquisition on July 24, 2014 contributed to the increase in information technology expenses for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014.

Depreciation and Amortization

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2015	2014	Change	2015	2014	Change
Depreciation and Amortization	$69,054	$57,599	19.9%	$201,730	$136,262	48.0%
% of Total Gross Profit	2.3%	2.2%		3.0%	2.3%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation on computer equipment; (3) depreciation of leasehold improvements, furniture and fixtures and office equipment; and (4) depreciation of internally developed and purchased software. For the three and nine months ended September 30, 2015, depreciation and amortization expense increased compared to the three and nine months ended September 30, 2014 due primarily to increased intangible amortization from the OpenTable acquisition and increased depreciation expense due to capital expenditures for additional data center capacity and office build-outs to support growth and geographic expansion, principally related to our Booking.com business. Additionally, the inclusion of OpenTable in our consolidated results since its acquisition on July 24, 2014 contributed to the increase in depreciation expense for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014.

Other Income (Expense)

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2015	2014	Change	2015	2014	Change
Interest Income	$14,682	$2,490	489.6%	$39,315	$5,165	661.2%
Interest Expense	(41,436)	(22,953)	80.5%	(116,462)	(57,804)	101.5%
Foreign Currency Transactions and Other	(5,783)	3,347	(272.8)%	(12,070)	(4,399)	174.4%
Total	$(32,537)	$(17,116)	90.1%	$(89,217)	$(57,038)	56.4%

For the three and nine months ended September 30, 2015, interest income on cash and marketable securities increased compared to the three and nine months ended September 30, 2014, primarily due to higher yields and an increase in the average invested balance.

Interest expense increased for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, primarily due to interest expense attributable to our Senior Notes issued in August 2014, September 2014 and March 2015, partially offset by the maturity of our 1.25% Convertible Senior Notes in March 2015. The termination of the revolving credit facility entered into in October 2011 resulted in a charge to interest expense of $1.0 million in June 2015 to write off the remaining unamortized debt issuance costs (see Note 8).

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operating results into U.S. Dollars upon consolidation resulted in foreign exchange losses of $6.4 million and $6.2 million for the three and nine months ended September 30, 2015, respectively, compared to foreign exchange gains of $8.3 million and $12.5 million for the three and nine months ended September 30, 2014, respectively, and are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

Foreign exchange transaction losses, including costs related to foreign exchange transactions, resulted in gains of $1.1 million and losses of $8.5 million for the three and nine months ended September 30, 2015, respectively, compared to foreign exchange losses of $5.8 million and $11.8 million for the three and nine months ended September 30, 2014, respectively, and are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

For the three and nine months ended September 30, 2015, we recognized $0.3 million of net realized losses and $3.1 million of net realized gains, respectively, related to investments, which are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The conversion of our convertible debt prior to maturity in the three and nine months ended September 30, 2014 resulted in non-cash losses of $0.2 million and $6.3 million, respectively, and are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

Income Taxes

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2015	2014	Change	2015	2014	Change
Income Tax Expense	$259,438	$243,336	6.6%	$464,699	$467,485	(0.6)%

Our effective tax rates for the three and nine months ended September 30, 2015 were 17.8% and 18.5%, respectively, compared to 18.6% and 19.2% for the three and nine months ended September 30, 2014. Our effective tax rate differs from the U.S. federal statutory tax rate of 35%, due to lower tax rates outside the United States, partially offset by U.S. state income taxes and certain non-deductible expenses. Our effective tax rate was lower for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, due to an increased proportion of our income being taxed at lower international tax rates. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings during the three and nine months ended September 30, 2015 and 2014 qualified for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those periods. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not "innovative" or for any other reason, would substantially increase our effective tax rate and adversely impact our results of operations.

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

We will be subject to increased income taxes in the event that our cash balances held outside the United States are remitted to the United States. As of September 30, 2015, we held approximately $8.7 billion of cash, cash equivalents, short-term investments and long-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our international operations. If our cash balances outside the United States continue to grow and our ability to reinvest those balances outside the United States diminishes, under U.S. GAAP we will be obligated to record additional income tax expense in the United States with respect to our unremitted international earnings. We would not make additional income tax payments unless we were to actually repatriate our international cash to the United States. We would pay only U.S. federal alternative minimum tax and certain U.S. state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. This could result in us being subject to a cash income tax liability on the earnings of our U.S. businesses sooner than would otherwise have been the case.
Liquidity and Capital Resources

As of September 30, 2015, we had $9.4 billion in cash, cash equivalents, short-term investments and long-term investments. Approximately $8.7 billion is held by our international subsidiaries and is denominated primarily in U.S. Dollars, Euros and, to a lesser extent, British Pounds Sterling and other currencies. We currently intend to indefinitely reinvest these funds outside of the United States. If we repatriate cash to the United States, we would utilize our net operating loss carryforwards and beyond that amount incur additional tax payments in the United States. Cash equivalents, short-term investments and long-term investments are comprised of U.S. and foreign corporate bonds, U.S. and foreign government securities, high-grade commercial paper, U.S. government agency securities, foreign equity securities and bank deposits.

On May 26, 2015, we invested $250 million in five-year senior convertible notes issued at par by Ctrip.com International Ltd. ("Ctrip"). Additionally, as of September 30, 2015, we had invested $584.1 million in Ctrip American Depositary Shares ("ADSs"), which includes $22.1 million settled in October 2015. In October 2015, we invested an additional $46.2 million in Ctrip ADSs.

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

The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of September 30, 2015, there were no borrowings outstanding and approximately $2.5 million of letters of credit issued under the facility. In October 2015, we borrowed $100.0 million under this revolving credit facility.

During the nine months ended September 30, 2015, we repurchased 1,897,446 shares of our common stock for an aggregate cost of $2.3 billion. As of September 30, 2015, we had a remaining authorization in the amount of $748.8 million from our Board of Directors to purchase our common stock. Stock repurchases in September 2015 of 57,241 shares for an aggregate cost of $68.4 million were settled in October 2015. During the period from October 1, 2015 through October 30, 2015, we repurchased 397,038 additional shares for an aggregate cost of $519.6 million. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital and other factors.

In September 2015, we paid $18.4 million to settle a contingent liability related to an acquisition. The portion of the payment related to the acquisition-date estimated fair value of $10.7 million is shown as a financing activity and the remaining portion of the payment for $7.7 million, which was charged to operating expense as a fair value adjustment, is included as an operating activity on the Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2015.

In March 2015, we issued 1.0 billion Euro aggregate principal amount of Senior Notes due 2027, with an interest rate of 1.8%. Interest on the notes is payable annually on March 3, beginning March 3, 2016. In addition, in March 2015, we issued $500 million aggregate principal amount of Senior Notes due 2025, with an interest rate of 3.65%. Interest on the 2025 Notes is payable semi-annually on March 15 and September 15, beginning September 15, 2015. The net proceeds of these notes were used for general corporate purposes. See Note 8 to the Unaudited Consolidated Financial Statements for further details on these notes.

For the three months ended March 31, 2015, in connection with the maturity or conversion prior to maturity of the remaining outstanding 1.25% Convertible Senior Notes due March 15, 2015, we paid $37.5 million to satisfy the aggregate principal amount due and paid an additional $110.1 million in satisfaction of the conversion value in excess of the principal amount.

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

Net cash provided by operating activities for the nine months ended September 30, 2015 was $2.2 billion, resulting from net income of $2.0 billion and a favorable impact of $385.1 million for non-cash items not affecting cash flows, partially offset by net unfavorable changes in working capital and other assets and liabilities of $211.1 million. For the nine months ended September 30, 2015, prepaid expenses and other current assets increased by $86.8 million, primarily related to a prepayment of 2015 income taxes in the first six months by Booking.com to earn a prepayment discount. For the nine months ended September 30, 2015, accounts receivable increased $289.6 million and accounts payable, accrued expenses and other current liabilities increased by $191.9 million, primarily related to seasonality and increases in business volumes. Our bookings and revenues are generally higher in the third quarter of the year than in the fourth quarter of the year which typically results in higher accounts receivable, accounts payable and accrued expenses at September 30 compared to December 31. Deferred merchant bookings decreased by $50.9 million for the nine months ended September 30, 2015, primarily due to the seasonality of our agoda.com business, which experiences the highest levels of booking and travel consumption in the first and fourth quarters combined with an initiative which allows their customers to pay near the time of travel rather than at the time of making a reservation. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount of our convertible notes and deferred income taxes.

Net cash provided by operating activities for the nine months ended September 30, 2014 was $2.2 billion, resulting from net income of $2.0 billion and a favorable impact of $368.1 million for non-cash items not affecting cash flows, partially offset by net unfavorable changes in working capital and other assets and liabilities of $178.9 million. For the nine months ended September 30, 2014, accounts receivable increased $353.4 million and accounts payable, accrued expenses and other current liabilities increased by $209.6 million. The increase in these working capital balances was primarily related to seasonality and increases in business volumes. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount of our convertible notes and deferred income taxes.

Net cash used in investing activities was $2.7 billion for the nine months ended September 30, 2015. Investing activities for the nine months ended September 30, 2015 were affected by net purchases of investments of $2.4 billion, $135.7 million used for acquisitions, net of cash acquired, partially offset by net proceeds of $5.2 million for the settlement of foreign currency contracts. Net cash used in investing activities was $282 million for the nine months ended September 30, 2014. Investing activities for the nine months ended September 30, 2014 were affected by $2.5 billion used for acquisitions, net of cash acquired, and net payments of $80.3 million for the settlement of foreign currency contracts, mostly offset by net sales of investments of $2.4 billion.  Cash invested in purchase of property and equipment was $126.6 million and $90.7 million in the nine months ended September 30, 2015 and 2014, respectively.

Net cash used in financing activities was $709.2 million for the nine months ended September 30, 2015. Cash used in financing activities for the nine months ended September 30, 2015 primarily consisted of treasury stock purchases of $2.3 billion, payments of $147.6 million related to the conversion of Senior Notes, payment of $13.5 million related to debt issuance cost and payment of $10.7 million related to the settlement of the acquisition-date estimated contingent liability related to an acquisition, partially offset by the total proceeds of $1.6 billion from the issuance of Senior Notes, excess tax benefits from stock-based compensation of $90.9 million and the exercise of employee stock options of $19.1 million. Net cash provided by financing activities was $1.9 billion for the nine months ended September 30, 2014. The cash provided by financing activities for the nine months ended September 30, 2014 primarily consisted of total proceeds of $2.3 billion from the issuance of Convertible Senior Notes and Euro denominated Senior Notes, the exercise of employee stock options of $12.4 million and excess tax benefits from stock-based compensation of $14.1 million, partially offset by treasury stock purchases of $245.5 million and payments of $121.9 million related to the conversion of senior notes.

Contingencies

A number of U.S. jurisdictions have initiated lawsuits against online travel companies, including us, related to, among other things, the payment of travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.). In addition, a number of U.S. states, counties and municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes. To date, the majority of taxing jurisdictions in which we facilitate the making of travel reservations have not asserted that taxes are due and payable on our travel services. With respect to jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from us only on a prospective basis. For additional information, see Note 12 to the Unaudited Consolidated Financial Statements and Part II Item 1A Risk Factors - "Adverse application of U.S. state and local tax laws could have an adverse effect on our business and results of operations" in this Quarterly Report.

As a result of this litigation and other attempts by U.S. jurisdictions to levy similar taxes, we have established an accrual for the potential resolution of issues related to travel transaction taxes in the amount of approximately $27 million at September 30, 2015 and $52 million at December 31, 2014. A March 2015 ruling by the Hawaii Supreme Court significantly reduced the Company's (and other OTCs') liability and as a result the Company reduced its accrual for travel transaction taxes (including estimated interest and penalties) by $16.4 million with a corresponding reduction to cost of revenues in the first quarter of 2015. The accrual is based on our estimate of the probable cost of resolving these issues. Our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made. If we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash we believe that it would not have a material impact on our liquidity.

French tax authorities have been conducting an audit of the years 2006 through 2012 to determine whether we are in compliance with our tax obligations in France, and we currently expect to receive a formal assessment in the fourth quarter of 2015.  While we believe that we have been, and continue to be, in compliance with French tax law, as a result of the audit we expect the French tax authorities to claim that Booking.com has a permanent establishment in France and seek to recover unpaid income taxes and VAT of approximately 350 million Euros, the majority of which would represent penalties and interest.  We intend to contest any such assessment. If we are unable to resolve the matter with the French authorities, we would expect to challenge the assessment in the French courts. In order to contest the assessment in court, we would be required to pay, upfront, the full amount of any such assessment, though any such payment would not constitute an admission by us that we owe the taxes. French authorities may decide to also audit subsequent tax years, which could result in additional assessments.
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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We did not experience any material changes in interest rate exposures during the three months ended September 30, 2015. Based upon economic conditions and leading market indicators at September 30, 2015, we do not foresee a significant adverse change in interest rates in the near future.

Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available-for-sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis point (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of September 30, 2015 of approximately $111 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of September 30, 2015, the outstanding aggregate principal amount of our debt was approximately $5.7 billion. We estimate that the market value of such debt was approximately $6.1 billion as of September 30, 2015. A substantial portion of the market value of our debt in excess of the outstanding principal amount is related to the conversion premium on our outstanding convertible notes.

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

The U.S. Dollar significantly strengthened against the Euro during 2014, moving from an exchange rate of 1.38 U.S. Dollars per Euro as of January 1, 2014 to 1.21 U.S. Dollars per Euro as of December 31, 2014. The U.S. Dollar has strengthened further in 2015 to an exchange rate of 1.12 U.S. Dollars per Euro as of September 30, 2015. The U.S. Dollar also strengthened significantly during this time frame as compared to many other currencies. As a result, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins are not significantly impacted by currency fluctuations. The aggregate principal value of the Euro-denominated 2024 Notes and 2027 Notes, and accrued interest thereon, provide a natural hedge of the net assets of certain of our Euro functional currency subsidiaries.

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. These derivative contracts principally address foreign exchange fluctuation risk for the Euro and the British Pound Sterling versus the U.S. Dollar. As of September 30, 2015 and December 31, 2014, there were no such outstanding derivative contracts. Foreign exchange losses of $6.4 million and $6.2 million for the three and nine months ended September 30, 2015, respectively, compared to foreign exchange gains of $8.3 million and $12.5 million for the three and nine months ended September 30, 2014, respectively, are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of material legal proceedings to which we are a party, and updates thereto, is contained in Note 12 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2015, and is incorporated into this Item 1 by reference thereto.

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
In addition, other unforeseen events beyond our control, such as oil prices, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Influenza H1N1, avian bird flu, SARS and MERS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities or travel-related accidents, can disrupt travel or otherwise result in declines in travel demand. Because these events or concerns are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our business and results of operations. For example, our business and operations were negatively impacted by Hurricane Sandy, which disrupted travel in the northeastern United States in late 2012; a major earthquake, tsunami and nuclear emergency in Japan in 2011; severe flooding in Thailand in October 2011; and disruptive civil unrest in Thailand in 2010 and 2014. In addition, MERS has had an adverse impact on our business in northeast Asia in 2015. Future natural disasters, health concerns or civil or political unrest could further disrupt our business and operations and adversely affect our results of operations.
We face risks related to the growth rate and expansion of our international business.
We derive a substantial portion of our revenues, and have significant operations, outside the United States. Our international operations include the Netherlands-based accommodation reservation service Booking.com, the Asia-based accommodation reservation service agoda.com, the U.K.-based rental car reservation service rentalcars.com and, to a lesser extent, KAYAK's international meta-search services and OpenTable's international restaurant reservation business. Our international operations have achieved significant year-over-year growth in their gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services purchased by our customers). This growth rate, which has contributed significantly to our growth in consolidated revenue, gross profit and earnings, has declined, a trend we expect to continue as the absolute level of our gross bookings grows larger. Other factors may also slow the growth rates of our international businesses, including, for example, worldwide economic conditions, any strengthening of the U.S. Dollar versus the Euro and other currencies, declines in ADRs, increases in cancellations, adverse changes in travel market conditions and the competitiveness of the market. A decline in the growth rates of our international businesses could have a negative impact on our future consolidated revenue, gross profit and earnings growth rates and, as a consequence, our stock price.
Our strategy involves continued international expansion in regions throughout the world. Many of these regions have different economic conditions, customs, languages, currencies, consumer expectations, levels of consumer acceptance and use of the Internet for commerce, legislation, regulatory environments (including labor laws and customs), tax laws and levels of political stability, and we are subject to associated risks typical of international businesses. International markets may have strong local competitors with an established brand and travel service provider or restaurant relationships that may make expansion in that market difficult and costly and take more time than anticipated. In addition, compliance with legal, regulatory or tax requirements in multiple jurisdictions places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences. In some markets such as China, legal and other regulatory requirements may prohibit or limit participation by foreign businesses, such as by making foreign ownership or management of Internet or travel-related businesses illegal or difficult, or may make direct participation in those markets uneconomic, which could make our entry into and expansion in those markets difficult or impossible, require that we work with a local partner or result in higher operating costs. If we are unsuccessful in rapidly expanding in new and existing markets and effectively managing that expansion, our business, results of operations and financial condition could be adversely affected.
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
The number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 15,500 as of September 30, 2015, which growth is mostly comprised of hires by our international operations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage this growth and our future operations, especially as we employ personnel in multiple geographic locations around the world.
Intense competition could reduce our market share and harm our financial performance.
We compete with both online and traditional travel and travel-related reservation and search services. The market for the travel reservation and search services we offer is intensely competitive, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Amazon and Facebook, have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market through its acquisition in 2011 of ITA Software, Inc., a major flight information software company, its hotel search and reservation booking business ("Book on Google") and its license of hotel-booking software from Room 77.
We currently, or may potentially in the future, compete with a variety of companies, including:

•
online travel reservation services such as Expedia, Hotels.com, Hotwire, Orbitz, Travelocity, eLong, Wotif, Cheaptickets, ebookers, HotelClub, RatesToGo, CarRentals.com and Venere, which are owned by Expedia; laterooms, which is owned by Tui Travel; Hotel Reservation Service and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, Car Trawler, Ctrip, MakeMyTrip, Webjet, Rakuten, Jalan, Hotel Urbano, ViajaNet, Submarino Viagens, Despegar/Decolar, 17u.com, Bookit.com, CheapOair, Mr. and Mrs. Smith and eDreams ODIGEO;

•
online accommodation search and/or reservation services, such as Airbnb and HomeAway (which has agreed to be acquired by Expedia), focused on vacation rental properties, including individually owned properties;

•	large online companies, including search, social networking and marketplace companies such as Google, Facebook, Alibaba and Groupon;

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

TripAdvisor, a leading travel research and review website, Google, the world's largest search engine, and other large, established companies with substantial resources and expertise in developing online commerce and facilitating Internet traffic have launched search, meta-search and/or reservation booking services and may create additional inroads into online travel, both in the United States and internationally. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., accommodations, rental car companies or airlines), online travel company ("OTC") and other travel websites and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTCs or other travel websites, which could lead to travel service providers or others gaining a larger share of search traffic. TripAdvisor has begun supporting its meta-search service with offline advertising, and trivago, a leading meta-search service in Europe, has been aggressively advertising in the United States since 2013. Through our KAYAK meta-search service, we compete directly with other meta-search services. KAYAK depends on access to information related to travel service pricing, schedules, availability and other related information from OTCs and travel service providers. To the extent OTCs or travel service providers do not provide such information to KAYAK, KAYAK's business and results of operations could be harmed.

Consumers may favor travel services offered by meta-search websites or search companies over OTCs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites and increase our advertising and other customer acquisition costs. To the extent any such consumer behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in profits from our KAYAK meta-search business to offset any related decrease in profits experienced by our travel service reservation brands. Further, meta-search services may evolve into more traditional OTCs by offering consumers the ability to make travel reservations directly through their websites. For example, TripAdvisor facilitates hotel reservations on its transaction websites Tingo and Jetsetter and, with respect to some accommodations, allows consumers to make a reservation while staying on TripAdvisor through its "Instant Booking" offering. Instant Booking now includes participation from six out of the top 10 global hotel brands, including Marriott International, Hyatt Hotels and Best Western International. We recently agreed to participate in "Instant Booking," and we do not yet know how this participation will affect our business. For example, while we expect to benefit from incremental business generated through "Instant Booking," participation could cannibalize business that would otherwise come to us directly (including after a consumer first visits TripAdvisor) or through other channels, some of which may be more profitable to us than reservations generated through "Instant Booking." Other meta-search providers may also offer direct booking services with travel service providers, which may lead to more consumers booking directly with a travel service provider rather than an OTC. For example, Google recently announced the discontinuation of its Hotel Finder meta-search service in favor of integrating hotels directly into search results and encouraging users to book hotel reservations directly through Google's "Book on Google" service, which it is now expanding from mobile phones to both desktops and tablets. To the extent consumers book travel services through a service such as Google's "Book on Google," a meta-search website or directly with a travel service provider after visiting a meta-search website or meta-search utility on a traditional search engine without using an OTC like us, or if meta-search services limit our participation within their search results or evolve into more traditional OTCs, we may need to increase our advertising or other customer acquisition costs to maintain or grow our reservation bookings and our business, gross bookings and results of operations could be adversely affected.

Our OpenTable restaurant reservation business competes or may in the future compete with other restaurant reservation providers, such as LaFourchette, a European restaurant reservation business owned by TripAdvisor, and Yelp's SeatMe service.

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

There has been a proliferation of new channels through which accommodation providers can offer reservations.  For example, companies such as HomeAway and Airbnb offer services focused on providing vacation rental property owners, particularly individuals, an online place to list their accommodations where travelers can search and book such properties. Groupon offers discounted travel reservation services through "Groupon Getaways." Companies such as HotelTonight, Tingo (owned by TripAdvisor) and Hipmunk have developed differentiated offerings that endeavor to provide savings on accommodation reservations to consumers and that compete directly with us. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its website.  If any of these services are successful in attracting consumers who would otherwise use our services, our business and results of operations would be harmed.

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

After entering into an exclusive, long-term strategic marketing agreement in August 2013, Expedia acquired Travelocity in January 2015. And, in September 2015, Expedia acquired Orbitz. To the extent these acquisitions enhance Expedia's ability to compete with us, in particular in the United States, which is Expedia's, Travelocity's and Orbitz's largest market, our market share and results of operations could be adversely affected.

We are exposed to fluctuations in currency exchange rates.
We conduct a substantial majority of our business outside the United States but we report our results in U.S. Dollars. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. The U.S. Dollar significantly strengthened against the Euro during 2014 and the first nine months of 2015, moving from an exchange rate of 1.38 U.S. Dollars per Euro as of January 1, 2014 to 1.12 U.S. Dollars per Euro as of September 30, 2015. The U.S. Dollar also strengthened significantly during this time frame as compared to many other currencies. As a result, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars. For example, gross profit from our international businesses grew year-over-year on a constant currency basis by approximately 29% for the three months ended September 30, 2015, but, as a result of the impact of changes in currency exchange rates, grew by approximately 11% as reported in U.S. Dollars.
Certain European Union countries with high levels of sovereign debt have had difficulty at times refinancing their debt. Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may become more widespread, has led to significant volatility in the exchange rate between the Euro, the British Pound Sterling, the U.S. Dollar and other currencies. The European Central Bank, in an effort to stimulate the European economy, recently launched a quantitative easing program to purchase public debt, which in turn has contributed to the weakening of the Euro compared to the U.S. Dollar.
Significant fluctuations in currency exchange rates can affect consumer travel behavior. For example, dramatic depreciation of the Russian Ruble in 2014 resulted in it becoming more expensive for Russians to travel to Europe and most other non-Ruble destinations. Consumers traveling from a country whose currency has weakened against other currencies may book lower ADR accommodations, choose to shorten or cancel their international travel plans or choose to travel domestically rather than internationally, any of which could adversely affect our gross bookings, revenues and results of operations, in particular when expressed in U.S. Dollars.
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
Our online advertising efficiency, expressed as online advertising as a percentage of gross profit, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers, could increase our costs-per-click and reduce our online advertising efficiency. We use third-party websites, including online search engines (primarily Google), meta-search and travel research services, and affiliate marketing as primary means of generating traffic to our websites. Our online advertising expense has increased significantly in recent years, a trend we expect to continue. In addition, from 2011 to 2013 our online advertising grew faster than our gross profit due to (1) year-over-year declines in online advertising returns on investment and (2) brand mix within The Priceline Group as our international brands grew faster than our U.S. brands and spent a higher percentage of gross profit on online advertising. In 2014, these long-term trends continued, but were more than offset by the inclusion of KAYAK and OpenTable because they spend a lower percentage of gross profit on online advertising than our other brands. Also, our consolidated results exclude intercompany advertising by our brands on KAYAK. In the first three quarters of 2015, online advertising efficiency declined compared to the prior year, mainly due to lower ROIs. Any reduction in our online advertising efficiency could have an adverse effect on our business and results of operations, whether through reduced gross profit or gross profit growth or through advertising expenses increasing faster than gross profit and thereby reducing margins and earnings growth.
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
We use Google to generate a significant portion of the traffic to our websites, and, to a lesser extent, we use other search engines and meta-search websites to generate traffic to our websites, principally through pay-per-click advertising campaigns. The pricing and operating dynamics on these search engines can experience rapid change commercially, technically and competitively. For example, Google frequently updates and changes the logic which determines the placement and display of results of a consumer's search, such that the placement of links to our websites can be negatively affected and our costs to improve or maintain our placement in search results can increase. If Google changes how it presents travel search results or the manner in which it conducts the auction for placement among search results, in either case in a manner that is competitively disadvantageous to us, whether to support its own travel-related services (such as "Book on Google") or otherwise, our ability to efficiently generate traffic to our websites could be harmed, which in turn would have an adverse effect on our business, market share and results of operations.

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
Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones and tablets such as the iPad, coupled with the improved web browsing functionality and development of thousands of useful "apps" available on these devices, is driving substantial online traffic and commerce to mobile platforms. We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile applications for travel products and other functionality, including proprietary last-minute discounts for accommodation reservations. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple apps from multiple companies providing a similar service and instead prefer to use one or a limited number of apps for their mobile travel and restaurant research and reservation activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important. Our mobile offerings have received generally strong reviews and are driving a material and increasing share of our business. We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer. As a result, it is increasingly important for us to develop and maintain effective mobile apps and websites optimized for mobile devices to provide customers with an appealing, easy-to-use mobile experience. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile offerings are not used by consumers, we could lose market share to existing competitors or new entrants and our future growth and results of operations could be adversely affected.
Apple, one of the most innovative and successful companies in the world and producer of, among other things, the iPhone and iPad, obtained a patent for "iTravel," a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple's iPhone operating system includes "Wallet" (formerly known as "Passbook"), a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and, along with iTravel, may be indicative of Apple's intent to enter the travel reservations business in some capacity. Apple has substantial market share in the smart phone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps and has access to greater resources than we have. Apple may use or expand iTravel, Wallet, Siri (Apple's voice recognition "concierge" service), Apple Pay (Apple's mobile payment system) or another mobile app or functionality as a means of entering the travel reservations marketplace. Similarly, Google's Android operating system is the leading smart phone operating system in the world. As a result, Google could leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. To the extent Apple or Google use their mobile operating systems or app distribution channels to favor their own travel service offerings, our business could be harmed.
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
In our processing of travel transactions, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, such as the European Union's Data Protection Directive and variations and implementations of that directive in the member states of the European Union. In addition, the European Union is actively considering a new General Data Protection Regulation designed to unify data protection within the European Union under a single law, which may result in significantly greater compliance burdens for companies with users and operations in the European Union.  Under the draft General Data Protection Regulation fines of up to 100,000,000 Euros or up to 5% of the annual global turnover of the infringer could be imposed. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. For several years, we participated in the U.S-.E.U. Safe Harbor Arrangement (the "Safe Harbor") to address the European Union's data transfer regulations that would otherwise restrict the transfer of certain data from the European Union to the United States. In October 2015, the European Court of Justice invalidated the Safe Harbor, and, as a result, we may need to pursue consent and/or other solutions with respect to certain data transfers from the European Union to the United States. Such consents and/or solutions could be time consuming, costly or complicated to obtain or implement, or we may not be successful in such efforts, any of which could adversely affect our operations and financial results. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.

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
For example, French tax authorities have been conducting an audit of the years 2006 through 2012 to determine whether we are in compliance with our tax obligations in France, and we currently expect to receive a formal assessment in the fourth quarter of 2015.  While we believe that we have been, and continue to be, in compliance with French tax law, as a result of the audit we expect the French tax authorities to claim that Booking.com has a permanent establishment in France and seek to recover unpaid income taxes and value-added taxes ("VAT") of approximately 350 million Euros, the majority of which would represent penalties and interest.  We intend to contest any such assessment. If we are unable to resolve the matter with the French authorities, we would expect to challenge the assessment in the French courts. In order to contest the assessment in court, we would be required to pay, upfront, the full amount of any such assessment, though any such payment would not constitute an admission by us that we owe the taxes. French authorities may decide to also audit subsequent tax years, which could result in additional assessments.
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

We will be subject to increased income taxes in the event that our cash balances held outside the United States are remitted to the United States. As of September 30, 2015, we held approximately $8.7 billion of cash, cash equivalents, short-term investments and long-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our international operations. If our cash balances outside the United States continue to grow and our ability to reinvest those balances outside the United States diminishes, under U.S. GAAP we will be obligated to record additional income tax expense in the United States with respect to our unremitted international earnings. We would not make additional income tax payments unless we were to actually repatriate our international cash to the United States. If we were to repatriate our international cash to the United States, we would pay only U.S. federal alternative minimum tax and certain U.S. state income taxes in connection with such repatriation as long as we have net operating loss carryforwards available to offset our U.S. taxable income. Such use of our net operating loss carryforwards would result in us being subject to a cash income tax liability on the earnings of our U.S. businesses sooner than would otherwise have been the case.
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
Additionally, in October 2015 the Organisation for Economic Co-operation and Development ("OECD") issued "final reports" in connection with its "base erosion and profit shifting" project. The OECD, with the support of the G20, initiated this project in 2013 in response to concerns that international tax standards have not kept pace with changes in global business practices and that changes are needed to international tax laws to address situations where multinationals may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions where the activities creating those profits may take place. The final reports have been endorsed by the G20 finance ministers and are expected to be presented to G20 country leaders for adoption in November 2015. The final reports address the 15 actions the OECD determined were needed to address base erosion and profit shifting, including: (a) enhancing transparency through the sharing of tax information between countries; (b) prescribing standardized country-by-country reporting and other documentation requirements aimed at identifying where profits, tax and economic activities occur; (c) preventing harmful tax practices including the use of preferential tax regimes; (d) modernizing the OECD's transfer pricing rules related to intangibles; (e) changing the definition of permanent establishment to prevent artificial avoidance of tax nexus; and (f) limiting tax base erosion through interest deductions and other financial payments. The measures also contemplate the development of a multilateral instrument to incorporate and facilitate changes to tax treaties. We expect many countries to change their tax laws in response to this project, and several countries have already changed or proposed changes to their tax laws in anticipation of the final reports. Any changes to international tax laws, including new definitions of permanent establishment or changes affecting the benefits of preferential tax regimes such as the Dutch "Innovation Box Tax" (discussed below), could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Further, changes to tax laws and additional reporting requirements could increase the complexity, burden and cost of compliance. Due to the large and expanding scale of our international business activities, any changes in U.S. or international taxation of our activities may increase our worldwide effective tax rate, increase the complexity and costs associated with tax compliance (especially if changes are implemented or interpreted inconsistently across tax jurisdictions) and adversely affect our financial position and results of operations.
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
In order to be eligible for Innovation Box Tax treatment, Booking.com must, among other things, apply for and obtain a research and development ("R&D") certificate from a Dutch governmental agency every six months confirming that the activities that Booking.com intends to be engaged in over the subsequent six month period are "innovative." The R&D certificate is current but should Booking.com fail to secure such a certificate in any future period - for example, because the governmental agency does not view Booking.com's new or anticipated activities as innovative - or should this agency determine that the activities contemplated to be performed in a prior period were not performed as contemplated or did not comply with the agency's requirements, Booking.com may lose its certificate and, as a result, the Innovation Box Tax benefit may be reduced or eliminated. Booking.com intends to apply for continued Innovation Box Tax treatment for future periods. However, Booking.com's application may not be accepted, or, if accepted, the amount of qualifying earnings may be reduced.
In addition, tax laws may change resulting in a reduction or elimination of the tax benefit. As discussed above, the OECD's action plan involves, in part, evaluation of tax regimes such as the Innovation Box Tax. The European Union Council of Economics and Finance Ministers ("ECOFIN") has endorsed changes to limit member states' existing innovation and patent box tax regimes providing benefits related to profits derived from intangible assets such as intellectual property. The OECD's October 2015 final reports recommend that intellectual property qualifying for such tax regimes generally be limited to patents and other intellectual property assets that are functionally equivalent to patents (such as copyrighted software) if those other assets are both legally protected and subject to similar approval and registration processes as apply to patents. We expect the European Union to endorse the OECD's approach, which would require the new approach to be fully implemented in member states no later than July 2021. The Netherlands has already announced its intention to propose related legislative changes to the Innovation Box Tax regime by September 2016 to be effective January 1, 2017, though we expect such legislative changes will include transition rules. To the extent Booking.com's intellectual property developed by its innovative activities do not meet the requirements under any new legislation, Booking.com would eventually lose the benefit of the Innovation Box Tax.
While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit (or any material portion thereof), whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not "innovative" or for any other reason, would substantially increase our effective tax rate and adversely impact our results of operations.
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
Certain business practices common to the online travel industry have become the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. Investigations related to Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, were initiated by NCAs in the France, Germany, Italy, Austria, Sweden, Ireland and Switzerland, and a number of other NCAs are looking at these issues. The investigations primarily relate to whether Booking.com's price parity provisions are anti-competitive because they require accommodation providers to provide Booking.com with room rates that are at least as low as those offered to other online travel companies ("OTCs") or through the accommodation provider's website.

On April 21, 2015, the French, Italian and Swedish NCAs, working in close cooperation with the European Commission, announced that they had accepted "commitments" offered by Booking.com to resolve and close the investigations in France, Italy and Sweden. Under the commitments, Booking.com replaced its existing price parity agreements with accommodation providers with "narrow" price parity agreements. Under a "narrow" price parity agreement, subject to certain exceptions, an accommodation provider is still required to offer the same or better rates on Booking.com as it offers to a consumer directly online, but it is no longer required to offer the same or better rates on Booking.com as it offers to other OTCs. The commitments also allow an accommodation provider to, among other things, offer different terms and conditions (e.g., free WiFi) and availability to consumers that book with on-line travel companies that offer lower rates of commission or other benefits, offer lower rates to consumers that book through off-line channels and continue to discount through, among other things, accommodation loyalty programs, as long as those rates are not published or marketed online. The commitments apply to accommodations in France, Italy and Sweden and were effective on July 1, 2015. The foregoing description is a summary only and is qualified in its entirety by reference to the commitments published by the NCAs on April 21, 2015. On October 6, 2015 the Irish NCA closed its investigation on the basis of identical commitments to those given to the French, Italian and Swedish NCAs.

We are in ongoing discussions with various NCAs in other countries regarding their concerns. On July 1, 2015, Booking.com voluntarily implemented the commitments given to the French, Italian and Swedish NCAs throughout the European Economic Area and Switzerland and is working with certain other European NCAs towards closing their investigations or inquiries. A number of additional NCAs in the European Economic Area have now closed their investigations following Booking.com's implementation of the commitments in their jurisdictions. However, we are currently unable to predict the impact the implementation of these commitments throughout the European Economic Area and Switzerland will have on Booking.com's business or on the on-going investigations in other European countries, or on industry practice more generally. In particular, we note that the German NCA has alleged that any parity requirements (narrow or otherwise) are anti-competitive and has required Hotel Reservation Service to remove its rate parity clause from its contracts with hotels (Hotel Reservation Service's initial appeal was denied). We expect the German NCA to impose similar requirements on Booking.com. We are unable to predict how the investigations in the other countries will ultimately be resolved. Possible outcomes include requiring Booking.com to amend or remove its rate parity clause from its contracts with accommodation providers in those jurisdictions and/or the imposition of fines. An Italian hotel association has filed an appeal in respect of the Italian NCA's decision to accept the commitments by Booking.com, and we are unable to predict the outcome of that appeal.

In August 2015, French legislation known as the "Macron Law" became effective. Among other things, the Macron Law makes price parity agreements illegal, including the "narrow" price parity agreements agreed to by the French NCA in April 2015. The law also requires that agreements between OTCs and hotels comply with a French contract form called a "mandatory contract." It is not yet clear what, if any, action can be taken in response to the law or how it may affect our business in France. Similar legislation prohibiting "narrow" price parity agreements has been proposed in Italy and currently is awaiting action by the Italian Senate. It is not yet clear whether the legislation will be enacted or, if it is, how it may affect our business in Italy.

To the extent that regulatory authorities impose fines on us or require changes to our business practices or to those currently common to the industry, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding competition investigations could adversely affect our brands and therefore our market share and results of operations. Further, the Macron Law and any similar legislation enacted by other countries, or a decision by the German NCA to prohibit any price parity requirements, could have a material adverse effect on our business and our results of operations, in particular if consumers use our services to shop for accommodation reservations but make their reservations directly with an accommodation provider.

Prior to the initiation of the investigations described above, Booking.com, along with certain other parties, was the subject of an investigation by competition authorities in the United Kingdom related to alleged agreements or concerted practices between hotels and Booking.com and at least one other OTC that restricted Booking.com's (and the other OTC's) ability to discount hotel room reservations and that this was a form of resale price maintenance. The investigation was initially closed based on commitments by the parties, including Booking.com, that provided that (a) while hotels would continue to be able to set retail prices for hotel room reservations on OTC websites, OTCs would have the flexibility to discount a hotel's retail price up to the OTC's commission, but only to members of closed groups (a concept that is defined in the commitments) who have previously made a reservation through the OTC and (b) rate parity clauses would not apply to rates provided by other OTCs or hotels to members of their closed groups so long as the discounted rate is not made public. The U.K. Competition Appeal Tribunal ("CAT") vacated the resolution of the investigation on appeal and remitted the matter to the U.K. Competition and Markets Authority ("CMA") for reconsideration in September 2014. The CMA did not appeal the CAT's decision, and on September 16, 2015 the CMA closed its investigation on administrative grounds, making no findings as to the legality of the discounting restrictions. Many industry participants have been operating based on the substance of these discounting-related commitments, and we expect that to continue.

In addition, as our business grows, we may increasingly become the target of competition investigations or be limited by anti-trust or competition laws. For example, our size and market share may negatively affect our ability to obtain regulatory approval of proposed acquisitions, our ability to expand into complementary businesses or our latitude in dealing with travel service providers (such as by limiting our ability to provide discounts, rebates or incentives or to exercise contractual rights), any of which could adversely affect our ability to grow and compete.

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
The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new service announcements, introductions and enhancements and changing consumer demands. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the progress of technology adoption in various markets, including the continuing adoption of the Internet and online commerce in certain geographies and the emergence and growth of the use of smart phones and tablets for mobile e-commerce transactions, including through the increasing use of mobile apps. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually innovate and improve the performance, features and reliability of our services in response to competitive service offerings and the evolving demands of the marketplace. In particular, we believe that it will be increasingly important for us to effectively offer our services through mobile applications and mobile optimized websites on smart phones and tablets. Any failure by us to successfully develop and achieve customer adoption of our mobile applications and mobile optimized websites would likely have a material and adverse effect on our growth, market share, business and results of operations. Further, to the extent mobile devices enable users to block advertising content on their devices, our advertising revenue and our ability to market our brands and acquire new customers may be negatively affected. We believe that increasingly ease-of-use, comprehensive functionality and the look and feel of our mobile apps and mobile optimized websites will be competitively critical as consumers obtain more of their travel and restaurant services through mobile devices. As a result, we intend to continue to spend significant resources maintaining, developing and enhancing our websites, including our mobile optimized websites, and our mobile apps and other technology.
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
On July 24, 2014, we acquired OpenTable, a leading brand for booking online restaurant reservations. We believe that the online restaurant reservation business is complementary to our online travel businesses, and that both OpenTable and our travel businesses will benefit from adding OpenTable to The Priceline Group. As a result of our acquisition of OpenTable, we are subject to risks associated with OpenTable's business, many of which are the same risks that our other businesses face. Other risks include: OpenTable's ability to increase the number of restaurants and diners using its products and services and retain existing restaurants and diners; competition both to provide reservation management services to restaurants and to attract diners to make reservations through OpenTable's websites and apps; OpenTable's ability to expand internationally; OpenTable's ability to effectively and efficiently market to new restaurants and diners; and any risks that cause people to refrain from dining at restaurants, such as economic downturns, severe weather, outbreaks of pandemic or contagious diseases, or threats of terrorist attacks. We have invested since the acquisition and intend to continue to invest in OpenTable to accelerate its global expansion, increase the value offered to its restaurant partners and enhance the end-to-end experience for customers across desktop and mobile devices. As expected, these investments resulted in lower OpenTable post-acquisition EBITDA compared to pre-acquisition levels. However, the time required to execute these investments has exceeded our initial expectations. Despite the delays, we continue to believe that these investments will result in significant future earnings. Future events and changing market conditions may, however, lead us to reevaluate the assumptions we have used to test for goodwill impairment, including key assumptions regarding OpenTable's expected growth rates and operating margins, as well as other key assumptions with respect to matters outside of our control, such as discount rates, currency exchange rates and market EBITDA comparables. If OpenTable’s investments, in particular its investments in its global expansion efforts, are not successful, there is a substantial likelihood that we would recognize a related goodwill impairment, which could have a material adverse affect on our results of operations.
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
The value of our investments could decline, which could adversely affect our financial condition and results of operations.
We maintain an investment portfolio of various holdings, types and maturities. These securities are predominantly classified as available-for-sale and, consequently, are recorded on our Unaudited Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income, net of tax. Our portfolio includes fixed income securities and equity securities of publicly traded companies, the values of which are subject to market price volatility. If such investments suffer market price declines, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be other than temporary. We have invested a significant amount in Ctrip convertible notes and ADSs. See Footnote 4 to our Unaudited Consolidated Balance Sheets for more information regarding our investments in Ctrip securities. The value of these securities is subject to the risks associated with Ctrip's business.
We also invest from time to time in private companies and these investments are generally accounted for under the cost method. Such investments are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or ever become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced to the market. Further, our ability to liquidate any such investments is typically dependent on a liquidity event, such as a public offering or acquisition, as no public market exists for such securities. Valuations of privately-held companies are inherently complex and uncertain due to the lack of a liquid market for the company's securities. If we determine that any of our investments in such companies have experienced a decline in value, we may be required to record an other than temporary impairment.
We could lose the full amount of any of our investments, and any impairment of our investments could have a material adverse affect on our financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 –	436,182	(1)	$1,146.31	—	$1,415,739,546	(1)
July 31, 2015	218	(2)	$1,194.34	N/A	N/A

August 1, 2015 –	393,578	(1)	$1,230.50	—	$931,442,958	(1)
August 31, 2015	1,432	(2)	$1,314.55	N/A	N/A

September 1, 2015 –	149,796	(1)	$1,219.10	—	$748,827,264	(1)
September 30, 2015	3,481	(2)	$1,245.08	N/A	N/A
Total	984,687		$1,191.64	—	$748,827,264
 _____________________________

(1)	Pursuant to a stock repurchase program announced on February 19, 2015, whereby the Company was authorized to repurchase up to $3,000,000,000 of its common stock.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2015 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

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

THE PRICELINE GROUP INC.
(Registrant)

Date:	November 9, 2015	By:	/s/ Daniel J. Finnegan
Name: Daniel J. Finnegan Title: Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Amended and Restated By-Laws, dated July 23, 2015.
12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Certification of Darren R. Huston, the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Darren R. Huston, the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2015 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 18, 2014 and incorporated herein by reference.

(b)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2015 and incorporated herein by reference.