Form 10-Q
period 2015-03-31
Priceline Group Inc.
filed 2015-12-16
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

Number of shares of Common Stock outstanding at April 30, 2015:

Common Stock, par value $0.008 per share	51,836,843
(Class)	(Number of Shares)

The Priceline Group Inc.
Form 10-Q

For the Three Months Ended March 31, 2015

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

The Priceline Group Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,255,814	$3,148,651
Restricted cash	863	843
Short-term investments	1,379,641	1,142,182
Accounts receivable, net of allowance for doubtful accounts of $15,656 and $14,212, respectively	706,776	643,894
Prepaid expenses and other current assets	487,285	178,050
Deferred income taxes	137,102	153,754
Total current assets	5,967,481	5,267,374
Property and equipment, net	214,863	198,953
Intangible assets, net	2,282,347	2,334,761
Goodwill	3,327,784	3,326,474
Long-term investments	4,973,644	3,755,653
Other assets	76,373	57,348
Total assets	$16,842,492	$14,940,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$567,322	$281,480
Accrued expenses and other current liabilities	610,764	600,758
Deferred merchant bookings	525,148	460,558
Convertible debt	—	37,195
Total current liabilities	1,703,234	1,379,991
Deferred income taxes	1,072,038	1,040,260
Other long-term liabilities	132,987	103,533
Long-term debt	5,304,108	3,849,756
Total liabilities	8,212,367	6,373,540

Convertible debt	—	329

Stockholders' equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 61,974,020 and 61,821,097 shares issued, respectively	481	480
Treasury stock, 10,139,421 and 9,888,024 shares, respectively	(3,046,203)	(2,737,585)
Additional paid-in capital	4,926,560	4,923,196
Accumulated earnings	6,973,832	6,640,505
Accumulated other comprehensive loss	(224,545)	(259,902)
Total stockholders' equity	8,630,125	8,566,694
Total liabilities and stockholders' equity	$16,842,492	$14,940,563

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Agency revenues	$1,199,348	$1,041,144
Merchant revenues	494,675	526,998
Advertising and other revenues	146,671	73,660
Total revenues	1,840,694	1,641,802
Cost of revenues	168,458	235,331
Gross profit	1,672,236	1,406,471
Operating expenses:
Advertising — Online	643,216	520,848
Advertising — Offline	63,582	53,474
Sales and marketing	81,944	64,311
Personnel, including stock-based compensation of $54,008 and $38,803, respectively	258,984	194,531
General and administrative	100,178	72,981
Information technology	25,361	23,224
Depreciation and amortization	65,002	38,376
Total operating expenses	1,238,267	967,745
Operating income	433,969	438,726
Other income (expense):
Interest income	11,596	1,041
Interest expense	(33,479)	(17,745)
Foreign currency transactions and other	(4,843)	(5,969)
Total other income (expense)	(26,726)	(22,673)
Earnings before income taxes	407,243	416,053
Income tax expense	73,916	84,835
Net income	$333,327	$331,218
Net income applicable to common stockholders per basic common share	$6.42	$6.35
Weighted-average number of basic common shares outstanding	51,909	52,153
Net income applicable to common stockholders per diluted common share	$6.36	$6.25
Weighted-average number of diluted common shares outstanding	52,406	53,018

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$333,327	$331,218
Other comprehensive income, net of tax
Foreign currency translation adjustments (1)	(127,011)	7,914
Unrealized gain on marketable securities (2)	162,368	108
Comprehensive income	$368,684	$339,240

(1) Net of tax of $76,605 and $1,137 for the three months ended March 31, 2015 and 2014, respectively, associated with net investment hedges. See Note 11.

(2) Net of tax of $9,976 and $49 for the three months ended March 31, 2015 and 2014, respectively. Net gains realized during the three months ended March 31, 2015 were not significant. There were no realized gains or losses related to investments for the three months ended March 31, 2014.

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2014	61,821	$480	(9,888)	$(2,737,585)	$4,923,196	$6,640,505	$(259,902)	$8,566,694
Net income applicable to common stockholders	—	—	—	—	—	333,327	—	333,327
Foreign currency translation adjustments, net of tax of $76,605	—	—	—	—	—	—	(127,011)	(127,011)
Unrealized gain on marketable securities, net of tax of $9,976	—	—	—	—	—	—	162,368	162,368
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	329	—	—	329
Exercise of stock options and vesting of restricted stock units and performance share units	153	1	—	—	9,069	—	—	9,070
Repurchase of common stock	—	—	(251)	(308,618)	—	—	—	(308,618)
Stock-based compensation and other stock-based payments	—	—	—	—	54,533	—	—	54,533
Conversion of debt	—	—	—	—	(110,105)	—	—	(110,105)
Excess tax benefits on stock-based compensation	—	—	—	—	49,538	—	—	49,538
Balance, March 31, 2015	61,974	$481	(10,139)	$(3,046,203)	$4,926,560	$6,973,832	$(224,545)	$8,630,125

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$333,327	$331,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,674	15,552
Amortization	43,328	22,824
Provision for uncollectible accounts, net	9,021	3,671
Deferred income taxes	(35,172)	8,828
Stock-based compensation expense and other stock-based payments	54,533	39,412
Amortization of debt issuance costs	1,543	1,346
Amortization of debt discount	16,691	12,412
Loss on early extinguishment of debt	3	3,396
Changes in assets and liabilities:
Accounts receivable	(120,593)	(94,156)
Prepaid expenses and other current assets	(292,668)	(317,812)
Accounts payable, accrued expenses and other current liabilities	201,215	147,608
Other	(23,919)	2,705
Net cash provided by operating activities	208,983	177,004
INVESTING ACTIVITIES:
Purchase of investments	(1,969,292)	(2,612,047)
Proceeds from sale of investments	880,774	2,652,013
Additions to property and equipment	(31,263)	(29,731)
Acquisitions and other investments, net of cash acquired	(26,162)	(2,633)
Proceeds from foreign currency contracts	453,818	—
Payments on foreign currency contracts	(448,640)	(43,380)
Change in restricted cash	(55)	(5,077)
Net cash used in investing activities	(1,140,820)	(40,855)
FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	1,619,951	—
Payment of debt issuance costs	(8,064)	—
Payments related to conversion of senior notes	(147,629)	(58,449)
Repurchase of common stock	(308,618)	(96,660)
Proceeds from exercise of stock options	9,070	7,693
Excess tax benefits on stock-based compensation	49,538	5,499
Net cash provided by (used in) financing activities	1,214,248	(141,917)
Effect of exchange rate changes on cash and cash equivalents	(175,248)	3,924
Net increase (decrease) in cash and cash equivalents	107,163	(1,844)
Cash and cash equivalents, beginning of period	3,148,651	1,289,994
Cash and cash equivalents, end of period	$3,255,814	$1,288,150
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$379,603	$367,160
Cash paid during the period for interest	$10,841	$5,821
Non-cash investing activity for contingent consideration	$9,170	$—

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

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including its primary brands of Booking.com, priceline.com, KAYAK, agoda.com and rentalcars.com and since its acquisition on July 24, 2014, OpenTable, Inc. ("OpenTable"). All inter-company accounts and transactions have been eliminated in consolidation.  The functional currency of the Company's foreign subsidiaries is generally the respective local currency.  Assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at the average exchange rates for the period.  Translation gains and losses are included as a component of "Accumulated other comprehensive loss" in the accompanying Unaudited Consolidated Balance Sheets.  Foreign currency transaction gains and losses are included in the Unaudited Consolidated Statements of Operations in "Foreign currency transactions and other."

Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued a new accounting update which changes the presentation of debt issuance costs in our financial statements. Under this new guidance, debt issuance costs will be presented in our balance sheets as a direct deduction from the related debt liability rather than as an asset. This accounting change is consistent with the current presentation under U.S. GAAP for debt discounts and it also converges the guidance under U.S. GAAP with that in the International Financial Reporting Standards ("IFRS"). Debt issuance costs will reduce the proceeds from debt borrowings in our cash flow statement instead of being presented as a separate caption in the financing section of that statement. Amortization of debt issuance costs will continue to be reported as interest expense in our income statements. This accounting update does not affect the current accounting guidance for the recognition and measurement of debt issuance costs. This update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued.
In April 2015, the FASB issued a new accounting update which requires a customer to determine whether a cloud computing arrangement contains a software license. The accounting update cites software as a service, platform as a service, infrastructure as a service and other similar hosting arrangements as examples of cloud computing arrangements. A software license arrangement exists if both of the following criteria are met: (1) the customer has a contractual right to take possession of the underlying software without significant penalty and (2) it is feasible for the customer to run the software on their own hardware or to contract with another party unrelated to the vendor to run the software. If the arrangement meets both of these criteria, the customer would need to identify what portion of the cost relates to purchasing the software and what portion relates to paying for the service of hosting the software. The purchased software would be accounted for using the internal-use software guidance and the service costs would be accounted for as an operating expense. If the arrangement does not meet both of the criteria, the cost is an operating expense for a service contract. The guidance in this update does not change the accounting for a service contract. The update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities. The Company is currently evaluating the impact on its consolidated financial statements of adopting this new guidance.
In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued a new accounting standard on the recognition of revenue from contracts with customers that is designed to create greater comparability for financial statement users across industries and jurisdictions. The core principle of the standard is that an "entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." Additionally, the new guidance specified the accounting for some costs to obtain or fulfill a contract with a customer. The new standard will also require enhanced disclosures. The accounting standard is effective for public entities for annual and interim periods beginning after December 15, 2016. In April 2015, the FASB issued an exposure draft which proposes to defer the effective date of the new revenue standard to annual periods beginning after December 15, 2017 with early adoption permitted as of the original effective date. The Company is currently evaluating the impact on its consolidated financial statements of adopting this new guidance.
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

2.                                      STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation expense included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $54.0 million and $38.8 million for the three months ended March 31, 2015 and 2014, respectively.

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

Restricted Stock Units and Performance Share Units

The following table summarizes the activity of restricted stock units and performance share units ("share-based awards") during the three months ended March 31, 2015:

Share-Based Awards	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	570,315	$912.26
Granted	156,721	$1,242.03
Vested	(130,908)	$685.37
Performance Share Units Adjustment	1,322	$1,212.95
Forfeited	(6,213)	$1,029.03
Unvested at March 31, 2015	591,237	$1,051.82

As of March 31, 2015, there was $402.3 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 2.6 years.

During the three months ended March 31, 2015, the Company made broad-based grants of 67,886 restricted stock units that generally vest after three years, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability. These share-based awards had a total grant date fair value of $84.3 million based on a weighted-average grant date fair value per share of $1,242.03.

In addition, during the three months ended March 31, 2015, the Company granted 88,835 performance share units to executives and certain other employees.  The performance share units had a total grant date fair value of $110.3 million based upon a weighted-average grant date fair value per share of $1,242.03.  The performance share units are payable in shares of the Company's common stock upon vesting. Subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability, recipients of these performance share units generally must continue their service through the three-year requisite service period in order to receive any shares.  Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period, which, for most of these performance share units, ends December 31, 2017, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.  As of March 31, 2015, the estimated number of probable shares to be issued is a total of 88,835 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 207,864 total shares could be issued.  If the minimum performance thresholds are not met, 37,223 shares would be issued at the end of the performance period.

2014 Performance Share Units

During the year ended December 31, 2014, the Company granted 72,277 performance share units with a grant date fair value of $96.1 million, based on a weighted-average grant date fair value per share of $1,329.11. The actual number of shares to be issued will be determined upon completion of the performance period which generally ends December 31, 2016.

At March 31, 2015, there were 70,688 unvested 2014 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of March 31, 2015, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 111,532 shares. If the maximum thresholds are met at the end of the performance period, a maximum of 142,904 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 49,731 shares would be issued at the end of the performance period.

2013 Performance Share Units

During the year ended December 31, 2013, the Company granted 104,865 performance share units with a grant date fair value of $74.4 million, based on a weighted-average grant date fair value per share of $709.74.  The actual number of shares to be issued will be determined upon completion of the performance period which ends December 31, 2015.

At March 31, 2015, there were 101,407 unvested 2013 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date.  As of March 31, 2015, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 193,478 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum of 221,694 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 39,401 shares would be issued at the end of the performance period.

Stock Options

The following table summarizes the activity for the three months ended March 31, 2015 for employee stock options:

Assumed Employee Stock Options	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Balance, December 31, 2014	146,385	$380.05	$111,277	6.5
Assumed in acquisitions	1,422	$230.37
Exercised	(21,602)	$391.00
Forfeited	(1,132)	$757.64
Balance, March 31, 2015	125,073	$373.03	$98,948	6.2
Vested and exercisable as of March 31, 2015	78,906	$305.86	$67,725	5.4
Vested and exercisable as of March 31, 2015 and unvested expected to vest thereafter, net of estimated forfeitures	123,968	$372.92	$98,088	6.2

The aggregate intrinsic value of employee stock options exercised during the three months ended March 31, 2015 was $17.0 million compared to $26.5 million for the three months ended March 31, 2014. During the three months ended March 31, 2015, stock options vested for 11,170 shares of common stock with an acquisition date fair value of $7.5 million, compared to 9,478 shares of common stock vested with an acquisition date fair value of $4.1 million for the three months ended March 31, 2014.

For the three months ended March 31, 2015, the Company recorded stock-based compensation expense related to employee stock options of $7.4 million compared to $4.1 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, employee stock options were assumed in an acquisition for a total acquisition date fair value of $1.4 million based on a weighted-average acquisition date fair value of $1,015.81 per share. As of March 31, 2015, there was $29.8 million of total future compensation costs related to unvested employee stock options to be recognized over a weighted-average period of 1.5 years.

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Weighted-average number of basic common shares outstanding	51,909	52,153
Weighted-average dilutive stock options, restricted stock units and performance share units	257	317
Assumed conversion of Convertible Senior Notes	240	548
Weighted-average number of diluted common and common equivalent shares outstanding	52,406	53,018
Anti-dilutive potential common shares	2,616	2,069

Anti-dilutive potential common shares for the three months ended March 31, 2015 include approximately 2.1 million shares that could be issued under the Company's outstanding convertible notes.  Under the treasury stock method, the convertible notes will generally have a dilutive impact on net income per share if the Company's average stock price for the period exceeds the conversion price for the convertible notes.

4.                                      INVESTMENTS

The following table summarizes, by major security type, the Company's investments as of March 31, 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Short-term investments:
Foreign government securities	$141,303	$3	$(40)	$141,266
U.S. government securities	655,798	21	(75)	655,744
Corporate debt securities	546,066	62	(318)	545,810
Commercial paper	32,198	—	—	32,198
U.S. government agency securities	4,624	—	(1)	4,623
Total short-term investments	$1,379,989	$86	$(434)	$1,379,641

Long-term investments:
Foreign government securities	$311,247	$119	$(112)	$311,254
U.S. government securities	697,558	4,001	(42)	701,517
Corporate debt securities	3,031,365	12,635	(1,333)	3,042,667
U.S. government agency securities	2,542	4	—	2,546
U.S. municipal securities	1,106	1	—	1,107
Ctrip corporate debt securities	500,000	—	(17,488)	482,512
Ctrip equity securities	421,930	10,111	—	432,041
Total long-term investments	$4,965,748	$26,871	$(18,975)	$4,973,644

The Company's investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business.  As of March 31, 2015, the weighted-average life of the Company’s U.S. Dollar and Euro fixed income investment portfolios, excluding the Company's fixed income investment in Ctrip, was approximately 1.5 years with an average credit quality of A1/A+.

As of March 31, 2015, foreign government securities included investments in debt securities issued by the governments of the Netherlands, Belgium, France, Austria, the United Kingdom and Sweden.

In August 2014, the Company used its international cash to invest in a five-year Senior Convertible Note issued by Ctrip.com International Ltd. ("Ctrip"). The note was issued at par in an aggregate principal amount of $500 million. Additionally, as of March 31, 2015, the Company had invested $421.9 million of its international cash in Ctrip American Depositary Shares ("ADSs"). The convertible debt and equity securities of Ctrip have been marked to market in accordance with the accounting guidance for available-for-sale securities and at March 31, 2015 show a $17.5 million unrealized loss and $10.1 million unrealized gain, respectively. In connection with the purchase of the convertible note, Ctrip granted the Company the right to appoint an observer to Ctrip's board of directors and permission to acquire Ctrip shares (including through the acquisition of Ctrip ADSs in the open market) over the twelve months following the purchase date, so that combined with ADSs issuable upon conversion of the note, the Company may hold up to 10% of Ctrip's outstanding equity.

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

The Company recognized $1.8 million of net realized gains related to investments for the three months ended March 31, 2015. There were no realized gains or losses related to investments for the three months ended March 31, 2014.

5.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of March 31, 2015 are classified in the tables below in the categories described below (in thousands):

	Level 1	Level 2	Total
ASSETS:
Cash equivalents:
Money market funds	$286,477	$—	$286,477
Foreign government securities	—	386,404	386,404
U.S. government securities	—	1,241,506	1,241,506
Commercial paper	—	221,735	221,735
Short-term investments:
Foreign government securities	—	141,266	141,266
U.S. government securities	—	655,744	655,744
Corporate debt securities	—	545,810	545,810
Commercial paper	—	32,198	32,198
U.S. government agency securities	—	4,623	4,623
Foreign exchange derivatives	—	374	374
Long-term investments:
Foreign government securities	—	311,254	311,254
U.S. government securities	—	701,517	701,517
Corporate debt securities	—	3,042,667	3,042,667
U.S. government agency securities	—	2,546	2,546
U.S. municipal securities	—	1,107	1,107
Ctrip corporate debt securities	—	482,512	482,512
Ctrip equity securities	432,041	—	432,041
Total assets at fair value	$718,518	$7,771,263	$8,489,781

	Level 1	Level 2	Total
LIABILITIES:
Foreign exchange derivatives	$—	$493	$493

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

Investments in corporate debt securities, sovereign debt, commercial paper, government agency securities, corporate debt securities and municipal securities are considered "Level 2" valuations because the Company has access to quoted prices, but does not have visibility to the volume and frequency of trading for all of these investments.  For the Company's investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.

The Company's derivative instruments are valued using pricing models.  Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility and currency rates. Derivatives are considered "Level 2" fair value measurements. The Company's derivative instruments are typically short term in nature.

As of March 31, 2015 and December 31, 2014, the Company's cash consisted of bank deposits and cash held in investment accounts.  Other financial assets and liabilities, including restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings are carried at cost which approximates their fair value because of the short-term nature of these items.  See Note 4 for information on the carrying value of investments and Note 8 for the estimated fair value of the Company's outstanding Senior Notes. The Company's contingent liabilities associated with business acquisitions are considered "Level 3" fair value measurements (see Note 12).

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

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  The Company's derivative contracts principally address short-term foreign exchange fluctuations for the Euro and British Pound Sterling versus the U.S. Dollar.  As of March 31, 2015 and December 31, 2014, there were no outstanding derivative contracts related to foreign currency translation risk.  Foreign exchange gains of $1.9 million for the three months ended March 31, 2015 compared to foreign exchange losses of $0.3 million for the three months ended March 31, 2014, are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations related to these derivatives.

The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in currency exchange rates on its transactional balances denominated in currencies other than the functional currency. Foreign exchange derivatives outstanding as of March 31, 2015 associated with foreign currency transaction risks resulted in a net liability of $0.1 million, with a liability in the amount of $0.5 million recorded in "Accrued expenses and other current liabilities" and an asset in the amount of $0.4 million recorded in "Prepaid expenses and other current assets" in the Unaudited Consolidated Balance Sheet. Foreign exchange derivatives outstanding as of December 31, 2014 associated with foreign exchange transactions resulted in a net asset of $0.2 million, with an asset in the amount of $0.3 million recorded in "Prepaid expenses and other current assets" and a liability in the amount of $0.1 million recorded in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet.  Derivatives associated with these transaction risks resulted in foreign exchange losses of $32.0 million for the three months ended March 31, 2015 compared to foreign exchange gains of $0.6 million for the three months ended March 31, 2014. These mark to market adjustments on the derivative contracts, offset by the effect of changes in currency exchange rates on transactions denominated in currencies other than the functional currency, resulted in net losses of $6.1 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively. The net impacts related to these derivatives are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments resulted in a net cash outflow of $26.1 million for the three months ended March 31, 2015 compared to a net cash inflow of $0.2 million for the three months ended March 31, 2014, and are reported within "Net cash provided by operating activities" in the Unaudited Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — The Company had no foreign currency forward contracts designated as hedges of its net investment in a foreign subsidiary outstanding as of March 31, 2015 or December 31, 2014. A net cash inflow of $5.2 million for the three months ended March 31, 2015, compared to a net cash outflow of $43.4 million for the three months ended March 31, 2014, are reported within "Net cash used in investing activities" in the Unaudited Consolidated Statements of Cash Flows.

6.                                      INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life
Supply and distribution agreements	$819,293	$(186,578)	$632,715	$842,642	$(188,441)	$654,201	10 - 20 years	16 years

Technology	109,091	(46,782)	62,309	108,987	(43,746)	65,241	1 - 5 years	5 years

Patents	1,623	(1,534)	89	1,623	(1,524)	99	15 years	15 years

Internet domain names	37,246	(16,498)	20,748	41,652	(16,895)	24,757	2 - 20 years	8 years

Trade names	1,671,026	(120,585)	1,550,441	1,674,218	(100,850)	1,573,368	5 - 20 years	20 years

Non-compete agreements	21,720	(5,678)	16,042	21,000	(3,908)	17,092	3 years	3 years

Other	141	(138)	3	141	(138)	3	3 - 10 years	3 years
Total intangible assets	$2,660,140	$(377,793)	$2,282,347	$2,690,263	$(355,502)	$2,334,761

Intangible assets with determinable lives are amortized on a straight-line basis.  Intangible asset amortization expense was approximately $43.3 million for the three months ended March 31, 2015 and $22.8 million for the three months ended March 31, 2014.

The amortization expense for intangible assets for the remainder of 2015, the annual expense for the next five years, and the expense thereafter is expected to be as follows (in thousands):

2015	$126,037
2016	166,245
2017	159,042
2018	140,470
2019	130,596
2020	123,701
Thereafter	1,436,256
$2,282,347

The change in goodwill for the three months ended March 31, 2015 consists of the following (in thousands):

Balance at December 31, 2014	$3,326,474
Acquisitions	26,935
Currency translation adjustments	(25,625)
Balance at March 31, 2015	$3,327,784

A substantial portion of the intangibles and goodwill relates to the acquisition of OpenTable in July 2014 and KAYAK in May 2013.

7.                                      OTHER ASSETS

Other assets at March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Deferred debt issuance costs	$35,422	$27,204
Security deposits	12,093	12,368
Deferred tax assets	8,121	8,548
Other	20,737	9,228
Total	$76,373	$57,348

Deferred debt issuance costs arose from (i) the $1.0 billion aggregate principal amount of 1.0% Convertible Senior Notes, due March 15, 2018, issued in March 2012; (ii) a $1.0 billion revolving credit facility entered into in October 2011; (iii) the $1.0 billion aggregate principal amount of 0.35% Convertible Senior Notes, due June 15, 2020, issued in May 2013; (iv) the $1.0 billion aggregate principal amount of 0.9% Convertible Senior Notes, due September 15, 2021, issued in August 2014; (v) the 1.0 billion Euro aggregate principal amount of 2.375% Senior Notes, due September 23, 2024, issued in September 2014; (vi) the 1.0 billion Euro aggregate principal amount of 1.8% Senior Notes, due March 3, 2027, issued in March 2015 and (vii) the $500 million aggregate principal amount of 3.65% Senior Notes, due March 15, 2025, issued in March 2015.  Included in the December 31, 2014 balance were debt issuance costs related to the $575.0 million aggregate principal amount of 1.25% Convertible Senior Notes, due March 15, 2015, issued in March 2010. Deferred debt issuance costs are being amortized using the effective interest rate method and the period of amortization was determined at inception of the related debt agreements based upon the stated maturity dates. Unamortized debt issuance costs charged to interest expense for the three months ended March 31, 2014 related to early conversion of convertible debt amounted to $0.3 million. Security deposits principally relate to the Company's leased office spaces.

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

As of March 31, 2015 and December 31, 2014, there were no borrowings under the facility. As of March 31, 2015 and December 31, 2014, there were approximately $3.9 million and $4.0 million of letters of credit issued under the facility, respectively.

Outstanding Debt

Outstanding debt as of March 31, 2015 consisted of the following (in thousands):

March 31, 2015	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
Long-term debt:
1.0% Convertible Senior Notes due March 2018	$1,000,000	$(69,222)	$930,778
0.35% Convertible Senior Notes due June 2020	1,000,000	(132,240)	867,760
0.9% Convertible Senior Notes due September 2021	1,000,000	(131,662)	868,338
2.375% (€1 Billion) Senior Notes due September 2024	1,074,229	(9,599)	1,064,630
3.65% Senior Notes due March 2025	500,000	(1,285)	498,715
1.8% (€1 Billion) Senior Notes due March 2027	1,074,229	(342)	1,073,887
Total long-term debt	$5,648,458	$(344,350)	$5,304,108

Outstanding debt as of December 31, 2014 consisted of the following (in thousands):

December 31, 2014	Outstanding Principal Amount	Unamortized Debt Discount	Carrying Value
Short-term debt:
1.25% Convertible Senior Notes due March 2015	$37,524	$(329)	$37,195

Long-term debt:
1.0% Convertible Senior Notes due March 2018	$1,000,000	$(74,834)	$925,166
0.35% Convertible Senior Notes due June 2020	1,000,000	(138,114)	861,886
0.9% Convertible Senior Notes due September 2021	1,000,000	(136,299)	863,701
2.375% (€1 Billion) Senior Notes due September 2024	1,210,068	(11,065)	1,199,003
Total long-term debt	$4,210,068	$(360,312)	$3,849,756

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

Based upon the closing price of the Company's common stock for the prescribed measurement period during the three months ended March 31, 2015 and December 31, 2014, the respective contingent conversion thresholds of the 2018 Notes (as defined below), the 2020 Notes (as defined below) and the 2021 Notes (as defined below) were not exceeded and therefore these Notes are reported as a non-current liability in the Unaudited Consolidated Balance Sheets.

Fair Value of Debt

As of March 31, 2015 and December 31, 2014, the estimated market value of all outstanding Senior Notes was approximately $6.2 billion and $4.8 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 5). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period.  A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the Convertible Senior Notes.

Convertible Debt

If the note holders exercise their option to convert, the Company delivers cash to repay the principal amount of the notes and delivers shares of common stock or cash, at its option, to satisfy the conversion value in excess of the principal amount.  In cases where holders decide to convert prior to the maturity date, the Company charges off the proportionate amount of remaining debt issuance costs to interest expense.

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

For the three months ended March 31, 2015 and 2014, the Company recognized interest expense of $23.3 million and $17.1 million, respectively, related to convertible notes.  Interest expense related to convertible notes for the three months ended March 31, 2015 and 2014 was comprised of $5.7 million and $3.5 million, respectively, for the contractual coupon interest, $16.5 million and $12.4 million, respectively, related to the amortization of debt discount, and $1.1 million and $1.2 million, respectively, related to the amortization of debt issuance costs.  For the three months ended March 31, 2015 and 2014, included in the amortization of debt discount mentioned above was $0.7 million and $0.7 million, respectively, of original issuance discount related to the 2020 Notes. In addition, the Company incurred interest expense of $0.3 million related to debt conversions during the three months ended March 31, 2014. The remaining period for amortization of debt discount and debt issuance costs is the stated maturity dates for the respective debt. The weighted-average effective interest rate for the three months ended March 31, 2015 and 2014 was 3.5% and 3.6%, respectively, related to convertible notes.

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

Other Long-term Debt

In March 2015, the Company issued Senior Notes due March 15, 2025, with an interest rate of 3.65% (the "2025 Notes") for an aggregate principal amount of $500 million. The 2025 Notes were issued with an initial discount of $1.3 million. In addition, the Company paid $2.7 million in debt issuance costs during the three months ended March 31, 2015. Interest on the 2025 Notes is payable semi-annually on March 15 and September 15, beginning September 15, 2015.

In March 2015, the Company issued Senior Notes due March 3, 2027, with an interest rate of 1.8% (the "2027 Notes") for an aggregate principal amount of 1.0 billion Euros. The 2027 Notes were issued with an initial discount of 0.3 million Euros. In addition, the Company paid $5.4 million in debt issuance costs during the three months ended March 31, 2015. Interest on the 2027 Notes is payable annually on March 3, beginning March 3, 2016. Subject to certain limited exceptions, all payments of interest and principal for the 2027 Notes will be made in Euros.

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

The aggregate principal value of the 2024 Notes and 2027 Notes and accrued interest thereon are designated as a hedge of the Company's net investment in certain Euro functional currency subsidiaries. The foreign currency transaction gains or losses on these liabilities are measured based on changes in spot rates and are recorded in "Accumulated other comprehensive loss." The Euro-denominated net assets of these subsidiaries are translated into U.S. Dollars at each balance sheet date, with effects of foreign currency changes also reported in "Accumulated other comprehensive loss." Since the notional amount of the recorded Euro-denominated debt and related interest are not greater than the notional amount of the Company's net investment, the Company does not expect to incur any ineffectiveness on this hedge.
Debt discount is amortized using the effective interest method over the period from the origination date through the stated maturity date.  The Company estimated the effective interest rates at debt origination to be 2.48% for the 2024 Notes, 1.80% for the 2027 Notes and 3.68% for the 2025 Notes.

For the three months ended March 31, 2015, the Company recognized interest expense of $9.5 million related to other long-term debt which was comprised of $9.0 million for the contractual coupon interest, $0.3 million related to the amortization of debt discount and $0.2 million related to the amortization of debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the stated maturity date for the debt.

9.                                      TREASURY STOCK

In the first quarter of 2015, the Company's Board of Directors authorized the repurchase of up to $3.0 billion of the Company's common stock, in addition to amounts previously authorized. In the first quarter of 2015, the Company repurchased 198,335 shares of its common stock in the open market for an aggregate cost of $242.8 million.

As of March 31, 2015, the Company had a remaining authorization of $2.8 billion to purchase its common stock.  The Company may make additional repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined at the Company's discretion.

The Board of Directors has given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  The Company repurchased 53,062 shares and 72,277 shares at aggregate costs of $65.8 million and $96.7 million in the three months ended March 31, 2015 and 2014, respectively, to satisfy employee withholding taxes related to stock-based compensation.

As of March 31, 2015, there were approximately 10.1 million shares of the Company's common stock held in treasury.

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

The Company recognizes income tax expense based upon the applicable tax rates and tax laws of the countries in which the income is generated.  During the three months ended March 31, 2015 and 2014, a substantial majority of the Company's international sourced income was generated in the Netherlands.  Income tax expense for the three months ended March 31, 2015 and 2014 differs from the expected tax expense at the U.S. federal statutory rate of 35%, primarily due to lower international tax rates, including the Innovation Box Tax benefit discussed below, partially offset by U.S. state income taxes and certain non-deductible expenses.

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

It is the practice and current intention of the Company to reinvest the earnings of its international subsidiaries in those operations.  At December 31, 2014, no provision had been made for U.S. taxes on approximately $7.3 billion of international earnings because such earnings are intended to be indefinitely reinvested outside of the United States.  It is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not indefinitely reinvested.

11.                                      ACCUMULATED OTHER COMPREHENSIVE LOSS

The table below provides the balances for each classification of accumulated other comprehensive loss as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Foreign currency translation adjustments, net of tax (1)	$(229,769)	$(102,758)
Net unrealized gain (loss) on marketable securities, net of tax (2)	5,224	(157,144)
Accumulated other comprehensive loss	$(224,545)	$(259,902)

(1) Foreign currency translation adjustments, net of tax, includes net losses from fair value adjustments at March 31, 2015 of $34.8 million after tax ($52.6 million before tax) and net losses from fair value adjustments at December 31, 2014 of $37.8 million after tax ($57.8 million before tax) associated with derivatives designated as net investment hedges (see Note 5).

Foreign currency translation adjustments, net of tax, includes foreign currency transaction gains at March 31, 2015 of $157.0 million after tax ($266.9 million before tax) associated with the Company's 2024 Notes and 2027 Notes and foreign currency transaction gains at December 31, 2014 of $48.3 million after tax ($83.8 million before tax) associated with the Company's 2024 Notes. The 2024 Notes and 2027 Notes are Euro-denominated debt and are designated as hedges of certain of the Company's Euro-denominated net assets (see Note 8).

The remaining balance in currency translation adjustments excludes income taxes as a result of the Company's current intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States.

(2) The unrealized gain before tax at March 31, 2015 was $7.6 million, compared to an unrealized loss before tax at December 31, 2014 of $164.7 million.

12.                                      COMMITMENTS AND CONTINGENCIES

Competition Reviews

In July 2012, the Office of Fair Trading (the "OFT"), the predecessor competition authority in the United Kingdom to the Competition and Markets Authority ("CMA"), issued a "Statement of Objections" ("SO") to Booking.com, which alleged, among other things, that there were agreements or concerted practices between hotels and Booking.com and between hotels and at least one other online travel company ("OTC") that restricted Booking.com's (and the other OTC's) ability to discount hotel room reservations and that this was a form of resale price maintenance.  Although we dispute the allegations in the SO, on January 31, 2014, the OFT announced that it had accepted commitments offered by Booking.com, as well as by Expedia and Intercontinental Hotel Group, (the "Commitments") to close the investigation on the basis that they address the OFT's competition concerns and with no finding of infringement or admission of wrongdoing by Booking.com and no imposition of a fine. The Commitments provide, among other things, that hotels will continue to be able to set retail prices for hotel room reservations on all OTC websites, such as Booking.com, but that OTCs have the flexibility to discount a hotel's retail price up to the OTC's commission, but only to members of closed groups, a concept that is defined in the Commitments, who have previously made a reservation through the OTC.  In addition, the Commitments provide that Booking.com will not require rate parity from hotels in relation to discounted rates that are provided by other OTCs or hotels to members of their closed groups, provided the discounted rate is not made public.  The Commitments apply to bookings by European Economic Area residents at U.K. hotels. On March 31, 2014, Skyscanner, a meta-search site based in the United Kingdom, filed an appeal in the Competition Appeal Tribunal ("CAT") against the OFT's decision to accept the Commitments. In its decision dated September 26, 2014, the CAT found that the CMA was wrong to reject Skyscanner's arguments about the negative impact of the Commitments on its business and price transparency generally without properly exploring these arguments. The CAT's decision vacates the CMA's Commitments decision and remits the matter to the CMA for reconsideration in accordance with the CAT's ruling. The CMA did not appeal the CAT's decision, and it is uncertain what action the CMA will take in response to the CAT's ruling, which could involve re-opening, closing or suspending the investigation.

Investigations have also been opened by the national competition authorities in the Czech Republic, France, Germany, Italy, Austria, Hungary, Sweden, Ireland, Denmark and Switzerland that focus on Booking.com's rate parity clause in its contracts with accommodation providers in those jurisdictions.  Competition related inquiries have also been received from the competition authority in China.

On December 15, 2014, the French, Italian and Swedish national competition authorities ("NCAs"), working in close cooperation with the European Commission, announced their intention to seek public feedback on commitments offered by Booking.com in connection with investigations of Booking.com's rate parity provisions in its contractual arrangements with accommodation providers. The public comment period expired at the end of January 2015. On April 21, 2015, the French, Italian and Swedish NCAs announced that they had accepted revised commitments offered by Booking.com. Under the revised commitments, Booking.com will replace its existing price parity agreements with accommodation providers with "narrow" price parity agreements. Under the "narrow" price parity agreement, subject to certain exceptions, an accommodation provider will still be required to offer the same or better rates on Booking.com as it offers to a consumer directly, but it will no longer be required to offer the same or better rates on Booking.com as it offers to other on-line travel companies. The revised commitments will also allow an accommodation provider to, among other things, offer different terms and conditions (e.g., free WiFi) and availability to consumers that book with on-line travel companies that offer lower rates of commission or other benefits, offer lower rates to consumers that book through off-line channels and continue to discount through, among other things, accommodation loyalty programs, as long as those rates are not published or marketed online. The revised commitments apply to accommodations in France, Italy and Sweden. The foregoing description is a summary only and is qualified in its entirety by reference to the commitments published by the NCAs on April 21, 2015.

The Company is in ongoing discussions with the relevant regulatory authorities regarding their concerns. Booking.com intends to implement these commitments throughout the European Economic Area and is working with certain other European NCAs towards this objective. However, the Company is currently unable to predict the impact the commitments in France, Italy and Sweden will have on its business or on the on-going investigations in other European countries, in particular in Germany where competition authorities have alleged that any parity requirements, "narrow" or otherwise, are anti-competitive. Further, the Company is unable to predict how the investigations in the other countries will be resolved.

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

In a mixed decision, on March 17, 2015 the Hawaii Supreme Court affirmed a ruling of the Tax Appeal Court for the State of Hawaii holding that the Company and other OTCs are not liable for the State's transient accommodations tax and upheld, in part, the Tax Court's ruling that the OTCs, including the Company, are liable for the State's general excise tax ("GET") on the margin and fee retained by an OTC as compensation in a transaction. The Hawaii Supreme Court reversed that portion of the Tax Court's decision that had held that OTCs are liable for GET on the full amount the OTC collects from the customer for a hotel room reservation, not just margin and fee, without any offset for amounts passed through to the hotel. The Company had recorded an accrual for travel transaction taxes (including estimated interest and penalties), with a corresponding charge to cost of revenues, of approximately $16.5 million in December 2012 and approximately $18.7 million in the three months ended March 31, 2013, primarily related to the Tax Court ruling. Also, during the year ended December 31, 2014 and three months ended March 31, 2015, the Company had paid approximately $2.2 million and $0.6 million, respectively, to the State of Hawaii related to the Tax Court ruling. The March 2015 ruling by the Hawaii Supreme Court significantly reduced the Company's (and other OTCs') liability under the GET statute since GET tax is now owed only on the Company's margin and fee, not the gross amount charged to a customer in a transaction. As a result, the Company reduced its accrual for travel transaction taxes (including estimated interest and penalties) by $16.4 million with a corresponding reduction to cost of revenues. In addition, the Company will seek a refund of approximately $20 million paid to date in excess of its actual liability. The Company will record a reduction in cost of revenues for the taxes refunded by the State of Hawaii in the periods in which the cash refunds are received.

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

Accrual for Travel Transaction Taxes

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $35 million at March 31, 2015 and $52 million at December 31, 2014. The March 2015 ruling by the Hawaii Supreme Court significantly reduced the Company's (and other OTCs') liability and as a result the Company reduced its accrual for travel transaction taxes (including estimated interest and penalties) by $16.4 million with a corresponding reduction to cost of revenues. The Company's legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

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

Contingent Consideration for Business Acquisitions

As of March 31, 2015 and December 31, 2014, the Company recognized a liability of approximately $20 million and $11 million, respectively, for estimated contingent payments related to acquisitions. The estimated contingent payments are based upon the probability weighted-average payments for specific performance factors from the acquisition dates through the performance periods which end at December 31, 2018 and March 31, 2019. The range of undiscounted outcomes for the estimated contingent payments is approximately $0 to $161 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Unaudited Consolidated Financial Statements, including the notes to those statements, included elsewhere in this Quarterly Report on Form 10-Q, and the Section entitled "Special Note Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q.  As discussed in more detail in the Section entitled "Special Note Regarding Forward-Looking Statements," this discussion contains forward-looking statements, which involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause those differences include those discussed in "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. The information on our websites is not a part of this Quarterly Report on Form 10-Q and is not incorporated herein by reference.

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

Trends

Over the last several years we have experienced strong growth in our accommodation reservation services. We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the widespread adoption of mobile devices, the high growth of travel overall in emerging markets such as Asia-Pacific and South America, and the continued innovation and execution by our teams around the world to build accommodation supply, content and distribution and to improve the customer experience on our websites and mobile apps. These year-over-year growth rates have generally decelerated in recent years. For example, for the three months ended March 31, 2015, our accommodation room night reservation growth was 25% compared to 32% in the three months ended March 31, 2014. Given the size of our hotel reservation business, we expect that our year-over-year growth rates will continue to decelerate, though the rate of deceleration may fluctuate.

The size of the travel market outside of the United States is substantially greater than that within the United States. Historically, Internet use and e-commerce activity of international consumers have trailed that of consumers in the United States. However, international consumers are rapidly moving to online means for purchasing travel. Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States. We expect that over the long term, international online travel growth rates will follow a similar trend to that experienced in the United States. In addition, the base of hotel properties in Europe and Asia is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains. We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States. Our growth has primarily been generated by our international accommodation reservation service brands, Booking.com and agoda.com. Booking.com, our most significant brand, included over 635,000 properties on its website as of May 4, 2015, which included over 270,000 vacation rental properties (updated property counts are available on the Booking.com website). Booking.com has added properties over the past year around the world, including in its core European market and in its newer markets, including North America, Asia-Pacific and South America. An increasing amount of our business from both a destination and point-of-sale perspective is conducted in our newer markets which are growing faster than our overall growth rate. We believe that the opportunity to continue to grow our business exists for the markets in which we operate. We believe these trends and factors have enabled us to become the leading online accommodation reservation service provider in the world as measured by room nights booked.

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
As noted earlier, our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars. The U.S. Dollar significantly strengthened against the Euro during 2014, moving from an exchange rate of 1.38 U.S. Dollars per Euro as of January 1, 2014 to 1.21 U.S. Dollars per Euro as of December 31, 2014. The U.S. Dollar strengthened further in the first quarter of 2015 to an exchange rate of 1.07 U.S. Dollars per Euro as of March 31, 2015. The U.S. Dollar also strengthened significantly during this time frame as compared to many other currencies. As a result, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins are not significantly impacted by currency fluctuations. The aggregate principal value of the Euro-denominated 2024 Notes and 2027 Notes, and accrued interest thereon, provide a natural hedge of the net assets of certain of our Euro functional currency subsidiaries.
For example, gross profit from our international operations grew year-over-year on a constant currency basis by approximately 30% for the three months ended March 31, 2015, but, as a result of the impact of changes in currency exchange rates, grew 15.7% as reported in U.S. Dollars. We generally enter into derivative instruments to minimize the impact of short-term currency fluctuations on our consolidated operating results. However, such derivative instruments are short term in nature and not designed to hedge against currency fluctuations that could impact our gross bookings, revenues or gross profit (see Note 5 to the Unaudited Consolidated Financial Statements for additional information on our derivative contracts).
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

We have established widely used and recognized e-commerce brands through aggressive marketing and promotional campaigns. As a result, both our online and offline advertising expense has increased significantly in recent years, a trend we expect to continue. For the three months ended March 31, 2015, our total online advertising expense was approximately $643 million, a substantial portion of which was spent internationally through Internet search engines (primarily Google), meta-search and travel research services and affiliate marketing. We also invested $64 million in offline advertising. We intend to continue a strategy of aggressively promoting brand awareness, primarily through online means although we also intend to increase our offline advertising efforts, including by expanding offline campaigns into additional markets. For example, building on its first offline advertising campaign, which it launched in the United States in 2013, Booking.com has begun offline advertising campaigns in other markets, including Australia, Canada, the United Kingdom and Germany. We have observed increased offline advertising by OTCs, meta-search services and travel service providers, particularly in North America and Europe, which may make our offline advertising efforts more expensive and less effective.

Online advertising efficiency, expressed as online advertising expense as a percentage of gross profit, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers, could increase our costs-per-click and reduce our online advertising efficiency. From 2011 to 2013, our online advertising expense grew faster than our gross profit due to (1) year-over-year declines in online advertising returns on investment ("ROIs") and (2) brand mix within The Priceline Group as our international brands grew faster than our U.S. brands and spent a higher percentage of gross profit on online advertising. In 2014, these long-term trends were more than offset by the inclusion of KAYAK and OpenTable because they spend a lower percentage of gross profit on online advertising than our other brands. Also, our consolidated results exclude intercompany advertising by our brands on KAYAK since our acquisition of KAYAK in May 2013. In the first quarter of 2015, online advertising efficiency declined compared to the prior year, mainly due to lower ROIs. If Google changes how it presents travel search results or the manner in which it conducts the auction for placement among search results in a manner that is competitively disadvantageous to us, whether to support its own travel-related services or otherwise, our ability to efficiently generate traffic to our websites could be harmed. See Part II Item 1A Risk Factors - "We rely on online advertising channels to enhance our brand awareness and to generate a significant amount of traffic to our websites." and "Our business could be negatively affected by changes in Internet search engine algorithms and dynamics or traffic-generating arrangements."

The competition authorities of many governments have begun investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. For example, Booking.com has been the subject of a competition investigation by U.K. competition authorities since July 2012. Other national competition authorities, including those in the Czech Republic, France, Germany, Italy, Austria, Hungary, Sweden and Switzerland, have more recently opened investigations that focus on Booking.com's rate parity clause in its contracts with accommodation providers in those jurisdictions. We are currently unable to predict the outcome of all of these investigations or how our business may be affected.  Possible outcomes include requiring Booking.com to remove its rate parity clause from its contracts with accommodation providers in those jurisdictions. In the U.K. investigation, Booking.com and the other subjects of the investigation had reached a settlement with the competition authorities; however, that settlement has been vacated on appeal. The French, Italian and Swedish national competition authorities have accepted commitments by Booking.com in connection with their investigations. Booking.com intends to implement these commitments throughout the European Economic Area and is working with certain other European national competition authorities towards this objective. For more information on these investigations, see Footnote 12 to our Unaudited Consolidated Financial Statements and Part II Item 1A Risk Factors - "As the size of our business grows, we may become increasingly subject to the scrutiny of anti-trust and competition regulators." To the extent that regulatory authorities impose fines or require changes to our business practices or to those currently common to the industry, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding any such investigations could adversely affect our brand and therefore our market share and results of operations.

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

Other Factors

We believe that our future success depends in large part on our ability to continue to profitably grow our brands worldwide, and, over time, to offer other travel and travel-related services and further expand into other international markets. Factors beyond our control, such as worldwide recession, oil prices, terrorist attacks, unusual weather patterns, natural disasters such as earthquakes, hurricanes, tsunamis, floods and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Influenza H1N1, avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities or travel-related accidents, could adversely affect our business and results of operations and impair our ability to effectively implement all or some of the initiatives described above.

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

Results of Operations
Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

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

Gross bookings resulting from accommodation room nights, rental car days and airline tickets reserved through our international and U.S. operations for the three months ended March 31, 2015 and 2014 were as follows (numbers may not total due to rounding):

	Three Months Ended March 31, (in millions)
	2015	2014	Change
International	$12,104	$10,643	13.7%
U.S.	1,672	1,637	2.1%
Total	$13,775	$12,280	12.2%

Gross bookings increased by 12.2% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 (growth on a constant currency basis was approximately 26%), principally due to growth of 25.4% in accommodation room night reservations, 2% growth on a constant currency basis in ADRs and growth of 18.0% in rental car day reservations, partially offset by a 3.2% decline in airline ticket reservations.  International gross bookings grew by 13.7% (growth on a constant currency basis was approximately 29%) for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. International gross bookings growth was primarily attributable to growth in accommodation room night reservations for our Booking.com and agoda.com businesses, as well as growth in rental car day reservations for our rentalcars.com business.  The U.S. Dollar significantly strengthened against the Euro during 2014, moving from an exchange rate of 1.38 U.S. Dollars per Euro as of January 1, 2014 to 1.21 U.S. Dollars per Euro as of December 31, 2014. The U.S. Dollar strengthened further during the first quarter of 2015 to an exchange rate of 1.07 U.S. Dollars per Euro as of March 31, 2015. The U.S. Dollar has also strengthened against many other currencies since January 1, 2014. At these exchange rates, the growth of our total gross bookings and the growth of our international gross bookings, each expressed in U.S. Dollars, have been and will continue to be significantly adversely impacted through the remainder of 2015. We therefore believe that unit growth rates and total gross bookings, international gross bookings and gross profit growth on a local currency basis, excluding the impact of foreign exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

U.S. gross bookings increased by 2.1% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to increases in priceline.com's retail hotel, retail rental car and Express Deals® hotel reservation services, partially offset by declines in priceline.com's Name Your Own Price® reservation services and retail airline ticket service. Travel service providers typically provide a limited amount of availability to opaque services like those of priceline.com, especially during periods of healthy travel demand. As a result, the recent healthy travel environment in the United States has had an adverse impact on our access to availability for our opaque reservation services.

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the three months ended March 31, 2015 and 2014 were as follows (numbers may not total due to rounding):

	Three Months Ended March 31, (in millions)
	2015	2014	Change
Agency	$11,908	$10,516	13.2%
Merchant	1,867	1,764	5.8%
Total	$13,775	$12,280	12.2%

Agency gross bookings are derived from travel-related transactions where we are not the merchant of record and merchant gross bookings are derived from services where we are the merchant of record. Agency gross bookings increased 13.2% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to growth in Booking.com accommodation room night reservations, as well as growth in priceline.com retail rental car and hotel reservation services and rentalcars.com rental car reservations. Merchant gross bookings increased 5.8% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to increases in agoda.com and priceline.com retail hotel reservation services, rentalcars.com rental car reservations and priceline.com's Express Deals® hotel reservation service, partially offset by declines in priceline.com's Name Your Own Price® reservation services. The U.S. Dollar is significantly stronger against the Euro and many other currencies as of March 31, 2015 compared to 2014. At these exchange rates, the growth of our agency and merchant gross bookings, expressed in U.S. Dollars, has been and will continue to be significantly adversely impacted through the remainder of 2015.

Units sold for accommodation room nights, rental car days and airline tickets for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31, (in millions)
	2015	2014	Change
Room Nights	104.6	83.4	25.4%
Rental Car Days	14.6	12.3	18.0%
Airline Tickets	2.0	2.0	(3.2)%

Accommodation room night reservations increased by 25.4% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due to an increase in Booking.com, agoda.com and priceline.com accommodation room night reservations. Booking.com, our most significant brand, included over 635,000 properties on its website as of May 4, 2015, which included over 270,000 vacation rental properties, compared to over 455,000 properties as of May 7, 2014, which included over 140,000 vacation rental properties (updated property counts are available on the Booking.com website).  Booking.com has added properties over the past year around the world, including in its core European market and in its newer markets, including North America, Asia-Pacific and South America. An increasing amount of our business from both a destination and point-of-sale perspective is conducted in our newer markets which are growing faster than our overall growth rate and our core European market.

Rental car day reservations increased by 18.0% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due to an increase in price-disclosed rental car day reservations for rentalcars.com and priceline.com, partially offset by a decline in priceline.com's Name Your Own Price® rental car reservation service.

Airline ticket reservations decreased by 3.2% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due to a decline in priceline.com's Name Your Own Price® and price-disclosed airline ticket reservation services.

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

•
Advertising and other revenues are derived primarily from (1) revenues earned by KAYAK for sending referrals to OTCs and travel service providers; (2) advertising placements on KAYAK's websites and mobile apps; (3) reservation revenues earned by OpenTable (a fee for restaurant guests seated through OpenTable's online reservation service); (4) subscription fees earned by OpenTable for restaurant reservation management services; and (5) revenues generated by Booking.com's BookingSuite branded hotel marketing services. Revenue from KAYAK is net of intercompany revenues earned by KAYAK from other Priceline Group brands.

	Three Months Ended March 31, (in thousands)
	2015	2014	Change
Agency Revenues	$1,199,348	$1,041,144	15.2%
Merchant Revenues	494,675	526,998	(6.1)%
Advertising and Other Revenues	146,671	73,660	99.1%
Total Revenues	$1,840,694	$1,641,802	12.1%

 Agency Revenues

Agency revenues for the three months ended March 31, 2015 increased 15.2% compared to the three months ended March 31, 2014, primarily as a result of growth in the business of Booking.com, as well as priceline.com's retail rental car business, rentalcars.com's agency rental car business and priceline.com's agency hotel reservation business. The U.S. Dollar is significantly stronger against the Euro and many other currencies as of March 31, 2015 compared to 2014. At these exchange rates, the growth of our agency revenues, expressed in U.S. Dollars, has been and will continue to be significantly adversely impacted through the remainder of 2015.

Merchant Revenues

Merchant revenues for the three months ended March 31, 2015 decreased 6.1% compared to the three months ended March 31, 2014, primarily due to decreases in revenues from priceline.com's Name Your Own Price® hotel, rental car and airline ticket reservation services, partially offset by increases in our agoda.com business, rentalcars.com business and priceline.com's Express Deals® and retail merchant hotel reservation services. Merchant revenue growth over the prior year period was substantially lower than merchant gross bookings growth because our merchant revenues are disproportionately affected by priceline.com's Name Your Own Price® reservation services. Name Your Own Price® revenues, which declined year-over-year, are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues, and represented a smaller percentage, year-over-year, of total revenues compared to our faster-growing agoda.com, rentalcars.com and priceline.com retail merchant hotel and Express Deals® hotel reservation services, which are recorded in revenue "net" of travel service provider costs. As a result, we believe that gross profit is an important measure of evaluating growth in our business. The U.S. Dollar is significantly stronger against the Euro and many other currencies as of March 31, 2015 compared to 2014. At these exchange rates, the growth of our merchant revenues, expressed in U.S. Dollars, has been and will continue to be significantly adversely impacted through the remainder of 2015.

Advertising and Other Revenues

Advertising and other revenues during the three months ended March 31, 2015 consisted primarily of advertising revenues, restaurant reservation revenues and subscription revenues for restaurant reservation management services.  Other revenues for the three months ended March 31, 2015 includes $60.6 million of OpenTable revenue, which will benefit year-over-year comparisons until the anniversary of the acquisition on July 24, 2015.

Cost of Revenues

	Three Months Ended March 31, (in thousands)
	2015	2014	Change
Cost of Revenues	$168,458	$235,331	(28.4)%

For the three months ended March 31, 2015, cost of revenues consisted primarily of: (1) the cost paid to travel service providers for priceline.com's Name Your Own Price® reservation services, net of applicable taxes and charges; (2) fees paid to third parties by KAYAK and priceline.com to return travel itinerary information for customer search queries; and (3) costs related to accruals for travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.). Cost of revenues for the three months ended March 31, 2015 decreased by 28.4% compared to the three months ended March 31, 2014, primarily due to a decrease in priceline.com's Name Your Own Price® rental car, hotel and airline ticket reservation services as well as a reversal of previously accrued travel transaction taxes of $16.4 million (including estimated interest and penalties) related to a favorable ruling in the State of Hawaii.

Agency revenues have no cost of revenue. Agency revenues principally consist of travel commissions on accommodation reservations.

Gross Profit

	Three Months Ended March 31, (in thousands)
	2015	2014	Change
Gross Profit	$1,672,236	$1,406,471	18.9%
Gross Margin	90.8%	85.7%

Total gross profit for the three months ended March 31, 2015 increased by 18.9% (growth on a constant currency basis was approximately 32%) compared to the three months ended March 31, 2014, primarily as a result of the increased revenue discussed above.  Total gross margin (gross profit as a percentage of total revenue) increased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, because our revenues are disproportionately affected by priceline.com's Name Your Own Price® reservation services. Name Your Own Price® revenues are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues, and in the three months ended March 31, 2015 these revenues represented a smaller percentage of total revenues than in the three months ended March 31, 2014. Our retail and semi-opaque reservation services, which are recorded in revenue "net" of travel service provider costs, have been growing faster than priceline.com's Name Your Own Price® reservation services. As a result, we believe that gross profit is an important measure for evaluating growth in our business. Our international operations accounted for approximately $1.4 billion of our gross profit for the three months ended March 31, 2015, which compares to $1.2 billion for the three months ended March 31, 2014. Gross profit attributable to our international operations increased 15.7% (growth on a constant currency basis was approximately 30%) for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Gross profit attributable to our U.S. businesses increased by 38% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Gross profit for the three months ended March 31, 2015 was positively impacted by the inclusion of OpenTable, which will benefit year-over-year comparisons until the anniversary of the acquisition on July 24, 2015. Gross profit for the three months ended March 31, 2015 was positively impacted by a reversal of previously accrued travel transaction taxes of $16.4 million (including estimated interest and penalties) related to a favorable ruling in the State of Hawaii.

The U.S. Dollar is significantly stronger against the Euro and many other currencies as of March 31, 2015 compared to 2014. At these exchange rates, the growth of our total and international gross profits, expressed in U.S. Dollars, has been and will continue to be significantly adversely impacted through the remainder of 2015.

Operating Expenses

Advertising

	Three Months Ended March 31, (in thousands)
	2015	2014	Change
Online Advertising	$643,216	$520,848	23.5%
% of Total Gross Profit	38.5%	37.0%
Offline Advertising	$63,582	$53,474	18.9%
% of Total Gross Profit	3.8%	3.8%

Online advertising expenses consist primarily of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) banner, pop-up and other Internet and mobile advertisements. For the three months ended March 31, 2015, online advertising expenses increased over the three months ended March 31, 2014, primarily to generate increased gross bookings. Online advertising as a percentage of gross profit for the three months ended March 31, 2015 benefited from the inclusion of OpenTable because OpenTable spends a lower percentage of gross profit on online advertising relative to our other brands. In addition, the share of our business coming directly to our websites with no associated online advertising expense increased during the three months ended March 31, 2015. These favorable impacts were more than offset for the three months ended March 31, 2015 by (1) a year-over-year decline in advertising ROIs and (2) brand mix within The Priceline Group as Booking.com, agoda.com and rentalcars.com grew faster than our other brands and typically spend a higher percentage of gross profit on online advertising, trends that we expect to continue.

Offline advertising expenses are primarily related to our Booking.com, KAYAK and priceline.com businesses and primarily consist of television advertising. For the three months ended March 31, 2015, offline advertising increased by 18.9% compared to the three months ended March 31, 2014, primarily due to incremental offline advertising by KAYAK as well as an offline advertising campaign by Booking.com in Germany which started in the third quarter of 2014.

Sales and Marketing

	Three Months Ended March 31, (in thousands)
	2015	2014	Change
Sales and Marketing	$81,944	$64,311	27.4%
% of Total Gross Profit	4.9%	4.6%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) provisions for bad debt, primarily related to agency accommodation commission receivables; and (4) provisions for credit card chargebacks. For the three months ended March 31, 2015, sales and marketing expenses, which are substantially variable in nature, increased compared to the three months ended March 31, 2014 due primarily to increased gross booking volumes and the inclusion of OpenTable since its acquisition on July 24, 2014.

Personnel

	Three Months Ended March 31, (in thousands)
	2015	2014	Change
Personnel	$258,984	$194,531	33.1%
% of Total Gross Profit	15.5%	13.8%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes and employee health benefits. Personnel expenses increased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due primarily to increased headcount to support the growth of our businesses. Additionally, the inclusion of OpenTable in our consolidated results since its acquisition on July 24, 2014 contributed to this increase in personnel expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Stock-based compensation expense was $54.0 million for the three months ended March 31, 2015 compared to $38.8 million for the three months ended March 31, 2014.

General and Administrative

	Three Months Ended March 31, (in thousands)
	2015	2014	Change
General and Administrative	$100,178	$72,981	37.3%
% of Total Gross Profit	6.0%	5.2%

General and administrative expenses consist primarily of: (1) personnel-related expenses such as travel, recruiting and training expenses; (2) occupancy and office expenses; and (3) fees for outside professionals, including litigation expenses. General and administrative expenses increased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due primarily to higher personnel-related expenses related to increased headcount in all of our businesses and higher occupancy and office expenses related to the expansion of our international businesses. Additionally, the inclusion of OpenTable in our consolidated results since its acquisition on July 24, 2014 contributed to the increase in general and administrative expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Information Technology

	Three Months Ended March 31, (in thousands)
	2015	2014	Change
Information Technology	$25,361	$23,224	9.2%
% of Total Gross Profit	1.5%	1.7%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) data communications and other expenses associated with operating our services; (3) outsourced data center costs; and (4) payments to outside consultants. Information technology expense increased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due primarily to growth in our worldwide operations. Additionally, the inclusion of OpenTable in our consolidated results since its acquisition on July 24, 2014 contributed to the increase in information technology expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Depreciation and Amortization

	Three Months Ended March 31, (in thousands)
	2015	2014	Change
Depreciation and Amortization	$65,002	$38,376	69.4%
% of Total Gross Profit	3.9%	2.7%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation on computer equipment; (3) depreciation of internally developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. For the three months ended March 31, 2015, depreciation and amortization expense increased compared to the three months ended March 31, 2014 due primarily to increased intangible amortization from the OpenTable acquisition and increased depreciation expense due to capital expenditures for additional data center capacity and office build-outs to support growth and geographic expansion, principally related to our Booking.com business. Additionally, the inclusion of OpenTable in our consolidated results since its acquisition on July 24, 2014 contributed to the increase in depreciation expense for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Other Income (Expense)

	Three Months Ended March 31, (in thousands)
	2015	2014	Change
Interest Income	$11,596	$1,041	1,014.3%
Interest Expense	(33,479)	(17,745)	88.7%
Foreign Currency Transactions and Other	(4,843)	(5,969)	(18.9)%
Total	$(26,726)	$(22,673)	17.9%

For the three months ended March 31, 2015, interest income on cash and marketable securities increased compared to the three months ended March 31, 2014, primarily due to higher yields and an increase in the average invested balance. Interest expense increased for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to interest expense attributable to our Senior Notes issued in August 2014, September 2014 and March 2015, partially offset by the maturity of our 1.25% Convertible Senior Notes in March 2015.

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operating results into U.S. Dollars upon consolidation resulted in foreign exchange gains of $1.9 million for the three months ended March 31, 2015 compared to foreign exchange losses of $0.3 million for the three months ended March 31, 2014 and are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

Foreign exchange transaction losses, including costs related to foreign exchange transactions, resulted in losses of $8.4 million for the three months ended March 31, 2015 compared to foreign exchange losses of $2.2 million for the three months ended March 31, 2014 and are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

For the three months ended March 31, 2015, we recognized $1.8 million of net realized gains related to investments, which are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statement of Operations.

The conversion of our convertible debt prior to maturity in the three months ended March 31, 2014 resulted in a non-cash loss of $3.4 million and is recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statement of Operations.

Income Taxes

	Three Months Ended March 31, (in thousands)
	2015	2014	Change
Income Tax Expense	$73,916	$84,835	(12.9)%

Our effective tax rate for the three months ended March 31, 2015 was 18.2% compared to 20.4% for the three months ended March 31, 2014. Our effective tax rate differs from the U.S. federal statutory tax rate of 35%, due to lower tax rates outside the United States, partially offset by U.S. state income taxes and certain non-deductible expenses. Our effective tax rate was lower for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, due to an increased proportion of our income being taxed at lower international tax rates.

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

We will be subject to increased income taxes in the event that our cash balances held outside the United States are remitted to the United States. As of March 31, 2015, we held approximately $7.1 billion of cash, cash equivalents, short-term investments and long-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our international operations. If our cash balances outside the United States continue to grow and our ability to reinvest those balances outside the United States diminishes, it will become increasingly likely that we will be subject to additional income tax expense in the United States with respect to our unremitted international earnings. We would not make additional income tax payments unless we were to actually repatriate our international cash to the United States. We would pay only U.S. federal alternative minimum tax and certain U.S. state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. This could result in us being subject to a cash income tax liability on the earnings of our U.S. businesses sooner than would otherwise have been the case.

Liquidity and Capital Resources

As of March 31, 2015, we had $9.6 billion in cash, cash equivalents, short-term investments and long-term investments. Approximately $7.1 billion is held by our international subsidiaries and is denominated primarily in U.S. Dollars, Euros and, to a lesser extent, British Pounds Sterling and other currencies. We currently intend to indefinitely reinvest these funds outside of the United States. If we repatriate cash to the United States, we would utilize our net operating loss carryforwards and beyond that amount incur additional tax payments in the United States. Cash equivalents, short-term investments, and long-term investments are comprised of U.S. and foreign corporate bonds, U.S. and foreign government securities, high grade commercial paper, U.S. government agency securities, foreign equity securities and bank deposits.

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

The revolving credit facility provides for the issuance of up to $100.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of March 31, 2015, there were no borrowings outstanding under the facility and approximately $3.9 million of letters of credit issued under the facility.

During the three months ended March 31, 2015, we repurchased our common stock for an aggregate cost of $308.6 million. As of March 31, 2015, we had a remaining aggregate amount of $2.8 billion authorized by our Board of Directors to purchase our common stock. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital, and other factors.

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
Net cash provided by operating activities for the three months ended March 31, 2015, was $209.0 million, resulting from net income of $333.3 million and a favorable impact of $111.6 million for non-cash items not affecting cash flows, partially offset by net unfavorable changes in working capital and other assets and liabilities of $236.0 million. For the three months ended March 31, 2015, prepaid expenses and other current assets increased by $292.7 million, principally related to a $361.4 million prepayment of 2015 income taxes by Booking.com to earn a prepayment discount. For the three months ended March 31, 2015, accounts receivable increased $120.6 million primarily due to increases in business volumes. For the three months ended March 31, 2015, accounts payable, accrued expenses and other current liabilities increased by $201.2 million primarily related to increases in business volumes, partially offset by a reduction in compensation payable as a result of 2014 bonuses being paid in the first quarter of 2015. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount of our convertible notes and deferred income taxes.

Net cash provided by operating activities for the three months ended March 31, 2014, was $177.0 million, resulting from net income of $331.2 million and a favorable impact of $107.4 million for non-cash items not affecting cash flows, partially offset by net unfavorable changes in working capital and other assets and liabilities of $261.7 million. For the three months ended March 31, 2014, prepaid expenses and other current assets increased by $317.8 million, principally related to a $346.4 million prepayment of income taxes for 2014 by Booking.com to earn a prepayment discount. For the three months ended March 31, 2014, accounts receivable increased $94.2 million primarily due to increases in business volumes. For the three months ended March 31, 2014, accounts payable, accrued expenses and other current liabilities increased by $147.6 million primarily related to increases in business volumes combined with an accrual of approximately $41 million for withholding taxes paid in April 2014 for stock-based awards that vested in the first quarter of 2014, partially offset by a reduction in compensation payable as a result of 2013 bonuses being paid in the first quarter of 2014. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount of our convertible notes and deferred income taxes.

Net cash used in investing activities was $1.1 billion for the three months ended March 31, 2015. Investing activities for the three months ended March 31, 2015 were affected by net purchases of investments of $1.1 billion, $26.2 million used for acquisitions, net of cash acquired, and net proceeds of $5.2 million for the settlement of foreign currency contracts. Net cash used in investing activities was $40.9 million for the three months ended March 31, 2014. Investing activities for the three months ended March 31, 2014 were affected by net payments of $43.4 million for the settlement of foreign currency contracts and a change in restricted cash of $5.1 million, mainly offset by net sales of investments of $40.0 million.  Cash invested in purchase of property and equipment was $31.3 million and $29.7 million in the three months ended March 31, 2015 and 2014, respectively.

Net cash provided by financing activities was $1.2 billion for the three months ended March 31, 2015. Cash provided by financing activities for the three months ended March 31, 2015 primarily consisted of total proceeds of $1.6 billion from the issuance of Senior Notes, the exercise of employee stock options of $9.1 million and excess tax benefits from stock-based compensation of $49.5 million, partially offset by treasury stock purchases of $308.6 million and payments of $147.6 million related to the conversion of Senior Notes. Net cash used in financing activities was $141.9 million for the three months ended March 31, 2014. The cash used in financing activities for the three months ended March 31, 2014 primarily consisted of treasury stock purchases of $96.7 million and payments of $58.4 million related to the conversion of senior notes, partially offset by proceeds from the exercise of employee stock options of $7.7 million and excess tax benefits from stock-based compensation of $5.5 million.

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

As a result of this litigation and other attempts by U.S. jurisdictions to levy similar taxes, we have established an accrual for the potential resolution of issues related to travel transaction taxes in the amount of approximately $35 million at March 31, 2015 and $52 million at December 31, 2014 (which includes, among other things, amounts related to the litigation in the State of Hawaii, San Antonio, District of Columbia and Chicago). The March 2015 ruling by the Hawaii Supreme Court significantly reduced the Company's (and other OTCs') liability and as a result the Company reduced its accrual for travel transaction taxes (including estimated interest and penalties) by $16.4 million with a corresponding reduction to cost of revenues. The accrual is based on our estimate of the probable cost of resolving these issues. Our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made. If we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash we believe that it would not have a material impact on our liquidity.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We did not experience any material changes in interest rate exposures during the three months ended March 31, 2015. Based upon economic conditions and leading market indicators at March 31, 2015, we do not foresee a significant adverse change in interest rates in the near future.

Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available-for-sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis point (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of March 31, 2015 of approximately $106 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of March 31, 2015, the outstanding aggregate principal amount of our debt was approximately $5.6 billion. We estimate that the market value of such debt was approximately $6.2 billion as of March 31, 2015. A substantial portion of the market value of our debt in excess of the outstanding principal amount is related to the conversion premium on our outstanding convertible notes.

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

The U.S. Dollar significantly strengthened against the Euro during 2014, moving from an exchange rate of 1.38 U.S. Dollars per Euro as of January 1, 2014 to 1.21 U.S. Dollars per Euro as of December 31, 2014. The U.S. Dollar strengthened further in the first quarter of 2015 to an exchange rate of 1.07 U.S. Dollars per Euro as of March 31, 2015. The U.S. Dollar also strengthened significantly during this time frame as compared to many other currencies. As a result, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins are not significantly impacted by currency fluctuations. The aggregate principal value of the Euro-denominated 2024 Notes and 2027 Notes, and accrued interest thereon, provide a natural hedge of the net assets of certain of our Euro functional currency subsidiaries.

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. These derivative contracts principally address foreign exchange fluctuation risk for the Euro and the British Pound Sterling versus the U.S. Dollar. As of March 31, 2015 and December 31, 2014, there were no such outstanding derivative contracts. Foreign exchange gains of $1.9 million for the three months ended March 31, 2015 compared to foreign exchange losses of $0.3 million for the three months ended March 31, 2014 are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of material legal proceedings to which we are a party, and updates thereto, is contained in Note 12 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015, and is incorporated into this Item 1 by reference thereto.

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
In addition, other unforeseen events beyond our control, such as oil prices, terrorist attacks, unusual weather patterns, natural disasters such as earthquakes, hurricanes, tsunamis, floods and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Influenza H1N1, avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities or travel-related accidents, can disrupt travel or otherwise result in declines in travel demand. Because these events or concerns are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our business and results of operations. For example, in late 2012 Hurricane Sandy disrupted travel in the northeastern United States. In early 2011, Japan was struck by a major earthquake, tsunami and nuclear emergency. In October 2011, severe flooding in Thailand, a key market for our agoda.com business and the Asian business of Booking.com, negatively impacted booking volumes and cancellation rates in that market. In addition, Thailand recently experienced disruptive civil unrest, which has negatively impacted booking volumes and cancellation rates in this market. In early 2010, Thailand also experienced civil unrest, which caused the temporary relocation of agoda.com's Thailand-based operations. Future natural disasters, health concerns or civil or political unrest could further disrupt our business and operations and adversely affect our results of operations.
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
The number of our employees worldwide has grown from less than 700 in the first quarter of 2007, to approximately 13,200 as of March 31, 2015, which growth is mostly comprised of hires by our international operations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage this growth and our future operations, especially as we employ personnel in multiple geographic locations around the world. We are subject to risks typical of international businesses, including differing economic conditions, differing customs, languages and consumer expectations, changes in political climate, differing tax structures and other regulations and restrictions, including labor laws and customs, and foreign exchange rate volatility.
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

There has been a proliferation of new channels through which accommodation providers can offer reservations.  For example, companies such as HomeAway and Airbnb offer services focused on providing vacation rental property owners, particularly individuals, an online place to list their accommodations where travelers can search and book such properties. Groupon offers discounted travel reservation services through "Groupon Getaways," and Amazon recently launched a local travel reservation service called "Amazon Destinations." Companies such as HotelTonight, Tingo and Hipmunk have developed new and differentiated offerings that endeavor to provide savings on accommodation reservations to consumers and that compete directly with us. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its website.  If any of these services are successful in attracting consumers who would otherwise use our services, our business and results of operations would be harmed.

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
We conduct a substantial majority of our business outside the United States but we report our results in U.S. Dollars. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally the Euro and the British Pound Sterling) into U.S. Dollars. The U.S. Dollar significantly strengthened against the Euro during 2014 and the first three months of 2015, moving from an exchange rate of 1.38 U.S. Dollars per Euro as of January 1, 2014 to 1.07 U.S. Dollars per Euro as of March 31, 2015. The U.S. Dollar also strengthened significantly during this time frame as compared to many other currencies. As a result, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars. For example, gross profit from our international businesses grew year-over-year on a constant currency basis by approximately 30% for the three months ended March 31, 2015, but, as a result of the impact of changes in currency exchange rates, grew by 15.7% as reported in U.S. Dollars.
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
For example, French authorities have initiated an audit to determine whether we are in compliance with our tax obligations in France, and we expect to get a preliminary response in the second half of 2015.  While we believe that we comply with French tax law, we expect French tax authorities to assert that we owe additional taxes and issue an assessment, which could be significant and which could include penalties and interest.  In addition, we may be required to pay upfront the full amount of any such assessment in order to appeal it, though any such payment would not constitute an admission by us that we owe the tax. In general, governments in the United States and Europe are increasingly focused on ways to increase tax revenues, which has contributed to an increase in audit activity and harsher stances taken by tax authorities.  Any such additional taxes or other assessments may be in excess of our current tax provisions or may require us to modify our business practices in order to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on our business, results of operations and financial condition.
We will be subject to increased income taxes in the event that our cash balances held outside the United States are remitted to the United States. As of March 31, 2015, we held approximately $7.1 billion of cash, cash equivalents, short-term investments and long-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our international operations. If our cash balances outside the United States continue to grow and our ability to reinvest those balances outside the United States diminishes, it will become increasingly likely that we will be subject to additional income tax expense in the United States with respect to our unremitted international earnings. We would not make additional income tax payments unless we were to actually repatriate our international cash to the United States. We would pay only U.S. federal alternative minimum tax and certain U.S. state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. This could result in us being subject to a cash income tax liability on the earnings of our U.S. businesses sooner than would otherwise have been the case.
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

Additionally, the Organisation for Economic Co-Operation and Development ("OECD") issued an action plan in July 2013 calling for a coordinated multi-jurisdictional approach to "base erosion and profit shifting" by multinational companies. The action plan expressed the OECD's view that international tax standards have not kept pace with changes in global business practices and concluded that changes are needed to international tax laws to address situations where multinationals may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions where the activities creating those profits may take place. The action plan identified 15 actions the OECD determined are needed to address "base erosion and profit shifting" and generally set target dates for completion of each of the items between 2014 and 2015. Reports and discussion papers addressing these actions have been released by the OECD. Any changes to international tax laws, including new definitions of permanent establishment or changes affecting the benefits of preferential tax regimes such as the Dutch "Innovation Box Tax" (discussed below), could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Due to the large and expanding scale of our international business activities, any changes in U.S. or international taxation of our activities may increase our worldwide effective tax rate and could adversely affect our financial position and results of operations.

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
In July 2012, the Office of Fair Trading (the "OFT"), the predecessor competition authority in the United Kingdom to the Competition and Markets Authority ("CMA"), issued a "Statement of Objections" ("SO") to Booking.com, which alleged, among other things, that there were agreements or concerted practices between hotels and Booking.com and between hotels and at least one other online travel company ("OTC") that restricted Booking.com's (and the other OTC's) ability to discount hotel room reservations and that this was a form of resale price maintenance.  Although we dispute the allegations in the SO, on January 31, 2014, the OFT announced that it had accepted commitments offered by Booking.com, as well as by Expedia and Intercontinental Hotel Group, (the "Commitments") to close the investigation on the basis that they address the OFT's competition concerns and with no finding of infringement or admission of wrongdoing by Booking.com and no imposition of a fine. The Commitments provide, among other things, that hotels will continue to be able to set retail prices for hotel room reservations on all OTC websites, such as Booking.com, but that OTCs have the flexibility to discount a hotel's retail price up to the OTC's commission, but only to members of closed groups, a concept that is defined in the Commitments, who have previously made a reservation through the OTC.  In addition, the Commitments provide that Booking.com will not require rate parity from hotels in relation to discounted rates that are provided by other OTCs or hotels to members of their closed groups, provided the discounted rate is not made public.  The Commitments apply to bookings by European Economic Area residents at U.K. hotels. On March 31, 2014, Skyscanner, a meta-search site based in the United Kingdom, filed an appeal in the Competition Appeal Tribunal ("CAT") against the OFT's decision to accept the Commitments. In its decision dated September 26, 2014, the CAT found that the CMA was wrong to reject Skyscanner's arguments about the negative impact of the Commitments on its business and price transparency generally without properly exploring these arguments. The CAT's decision vacates the CMA's Commitments decision and remits the matter to the CMA for reconsideration in accordance with the CAT's ruling. The CMA did not appeal the CAT's decision, and it is uncertain what action the CMA will take in response to the CAT's ruling, which could involve re-opening, closing or suspending the investigation.

Investigations have also been opened by the national competition authorities in the Czech Republic, France, Germany, Italy, Austria, Hungary, Sweden, Ireland, Denmark and Switzerland that focus on Booking.com's rate parity clause in its contracts with accommodation providers in those jurisdictions.  Competition related inquiries have also been received from the competition authority in China. We are in ongoing discussions with the relevant regulatory authorities regarding their concerns.  Except as discussed below, we are currently unable to predict the outcome of these investigations or how our business may be affected.  Possible outcomes include requiring Booking.com to amend or remove its rate parity clause from its contracts with accommodation providers in those jurisdictions and/or the imposition of fines.

On December 15, 2014, the French, Italian and Swedish national competition authorities ("NCAs"), working in close cooperation with the European Commission, announced their intention to seek public feedback on commitments offered by Booking.com in connection with investigations of Booking.com's rate parity provisions in its contractual arrangements with accommodation providers. The public comment period expired at the end of January 2015. On April 21, 2015, the French, Italian and Swedish NCAs announced that they had accepted revised commitments offered by Booking.com. Under the revised commitments, Booking.com will replace its existing price parity agreements with accommodation providers - sometimes also referred to as "most favored nation" or "MFN" provisions - with "narrow" price parity agreements. Under the "narrow" price parity agreement, subject to certain exceptions, an accommodation provider will still be required to offer the same or better rates on Booking.com as it offers to a consumer directly, but it will no longer be required to offer the same or better rates on Booking.com as it offers to other on-line travel companies. The revised commitments will also allow an accommodation provider to, among other things, offer different terms and conditions (e.g., free WiFi) and availability to consumers that book with on-line travel companies that offer lower rates of commission or other benefits, offer lower rates to consumers that book through off-line channels and continue to discount through, among other things, accommodation loyalty programs, as long as those rates are not published or marketed online. The revised commitments apply to accommodations in France, Italy and Sweden. The foregoing description is a summary only and is qualified in its entirety by reference to the commitments published by the NCAs on April 21, 2015. Booking.com intends to implement these commitments throughout the European Economic Area and is working with certain other European NCAs towards this objective. However, we are currently unable to predict the impact the commitments in France, Italy and Sweden will have on the on-going investigations in other European countries or how our business may be affected by the revised commitments once implemented. We note that the German competition authority has alleged that any parity requirements (narrow or otherwise) are anti-competitive and has required Hotel Reservation Service to remove its rate parity clause from its contracts with hotels (Hotel Reservation Service's initial appeal was denied). Other countries may similarly oppose rate parity requirements (narrow or otherwise).

As many industry participants have been operating based on the substance of the OFT Commitments since they were adopted, it is uncertain how the CAT's decision and any resulting action by the CMA will affect industry practice, including discounting to closed user groups, the status of rate parity clauses found in many online travel companies' contracts with hotels and other travel service providers, and our business and results of operations. Further, it is uncertain how the resolution of the French, Italian and Swedish investigations may affect industry practice more generally. To the extent that regulatory authorities require changes to our business practices or to those currently common to the industry, our business, competitive position and results of operations could be materially and adversely affected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended March 31, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 –	—		—	—	$7,237,309	(1)
January 31, 2015	N/A		N/A	N/A	N/A
	104	(3)	$1,086.04	N/A	N/A

February 1, 2015 –	5,813	(1)	$1,245.06	—	$—
February 28, 2015	34,364	(2)	$1,244.24	—	$2,957,242,851	(2)
	2,434	(3)	$1,211.57	N/A	N/A

March 1, 2015 –	—		—	—	$—
March 31, 2015	158,158	(2)	$1,219.10	—	$2,764,432,036	(2)
	50,524	(3)	$1,242.02	N/A	N/A
Total	251,397		$1,227.62	—	$2,764,432,036
 _____________________________

(1)	Pursuant to a stock repurchase program announced on May 29, 2013, whereby the Company was authorized to repurchase up to $1,000,000,000 of its common stock.

(2)	Pursuant to a stock repurchase program announced on February 19, 2015, whereby the Company was authorized to repurchase up to $3,000,000,000 of its common stock.

(3)
Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Amended and Restated By-Laws, dated March 18, 2015.
4.1(c)	Form of 1.800% Senior Note due 2027.
4.2(d)	Officers' Certificate, dated March 3, 2015, for the 1.800% Senior Notes due 2027.
4.3(e)	Form of 3.650% Senior Note due 2025.
4.4(f)	Officers' Certificate, dated March 13, 2015, for the 3.650% Senior Notes due 2025.
4.5(g)	Form of Indenture for the 1.800% Senior Notes due 2027 and the 3.650% Senior Notes due 2025, between Registrant and Deutsche Bank Trust Company Americas as Trustee.
10.1	Rocket Travel, Inc. 2012 Stock Incentive Plan.
10.2	First Amendment to Rocket Travel, Inc. 2012 Stock Incentive Plan.
10.3(c)
Underwriting Agreement, dated February 24, 2015, among the Registrant, Deutsche Bank AG, London Branch, Goldman, Sachs & Co., Citigroup Global Markets Limited, Wells Fargo Securities, LLC, Merrill Lynch International and J.P. Morgan Securities plc.

10.4(e)
Underwriting Agreement, dated March 10, 2015, among the Registrant, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co., TD Securities (USA) LLC and U.S. Bancorp Investments, Inc.

10.5(h)	2015 Form of Performance Share Unit Agreement under the Registrant's 1999 Omnibus Plan.
10.6(h)	Second Amended and Restated Employment Agreement, dated March 5, 2015, by and between the Registrant, Booking.com Holding B.V. and Darren R. Huston.
10.7(h)	Transition Agreement, dated March 4, 2015, by and between priceline.com LLC and Chris Soder.
10.8	Employment contract, dated February 19, 2015, by and between Booking.com Holding B.V. and Gillian Tans.
12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Certification of Darren R. Huston, the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Darren R. Huston, the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2015 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 18, 2014 and incorporated herein by reference.

(b)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 19, 2015 and incorporated herein by reference.

(c)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 2, 2015 and incorporated herein by reference.

(d)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 4, 2015 and incorporated herein by reference.

(e)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference.

(f)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 13, 2015 and incorporated herein by reference.

(g)	Previously filed as an exhibit to the post-effective amendment filed on September 8, 2014 to the Registration Statement on Form S-3 filed on September 2, 2014 (File No. 333-198515).

(h)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 6, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRICELINE GROUP INC.
(Registrant)

Date:	May 7, 2015	By:	/s/ Daniel J. Finnegan
Name: Daniel J. Finnegan Title: Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Amended and Restated By-Laws, dated March 18, 2015.
4.1(c)	Form of 1.800% Senior Note due 2027.
4.2(d)	Officers' Certificate, dated March 3, 2015, for the 1.800% Senior Notes due 2027.
4.3(e)	Form of 3.650% Senior Note due 2025.
4.4(f)	Officers' Certificate, dated March 13, 2015, for the 3.650% Senior Notes due 2025.
4.5(g)	Form of Indenture for the 1.800% Senior Notes due 2027 and the 3.650% Senior Notes due 2025, between Registrant and Deutsche Bank Trust Company Americas as Trustee.
10.1	Rocket Travel, Inc. 2012 Stock Incentive Plan.
10.2	First Amendment to Rocket Travel, Inc. 2012 Stock Incentive Plan.
10.3(c)
Underwriting Agreement, dated February 24, 2015, among the Registrant, Deutsche Bank AG, London Branch, Goldman, Sachs & Co., Citigroup Global Markets Limited, Wells Fargo Securities, LLC, Merrill Lynch International and J.P. Morgan Securities plc.

10.4(e)
Underwriting Agreement, dated March 10, 2015, among the Registrant, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co., TD Securities (USA) LLC and U.S. Bancorp Investments, Inc.

10.5(h)	2015 Form of Performance Share Unit Agreement under the Registrant's 1999 Omnibus Plan.
10.6(h)	Second Amended and Restated Employment Agreement, dated March 5, 2015, by and between the Registrant, Booking.com Holding B.V. and Darren R. Huston.
10.7(h)	Transition Agreement, dated March 4, 2015, by and between priceline.com LLC and Chris Soder.
10.8	Employment contract, dated February 19, 2015, by and between Booking.com Holding B.V. and Gillian Tans.
12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Certification of Darren R. Huston, the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Darren R. Huston, the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2015 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 18, 2014 and incorporated herein by reference.

(b)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 19, 2015 and incorporated herein by reference.

(c)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 2, 2015 and incorporated herein by reference.

(d)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 4, 2015 and incorporated herein by reference.

(e)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference.

(f)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 13, 2015 and incorporated herein by reference.

(g)	Previously filed as an exhibit to the post-effective amendment filed on September 8, 2014 to the Registration Statement on Form S-3 filed on September 2, 2014 (File No. 333-198515).

(h)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 6, 2015 and incorporated herein by reference.