Form 10-K
period 2015-12-31
Priceline Group Inc.
filed 2016-02-17
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 _____________________________________________________________________________________________

For the fiscal year ended: December 31, 2015

Commission File No.: 1-36691
The Priceline Group Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	06-1528493 (I.R.S. Employer Identification No.)

800 Connecticut Avenue Norwalk, Connecticut (Address of Principal Executive Offices)	06854 (Zip Code)

Registrant’s telephone number, including area code: (203) 299-8000
 _____________________________________________________________________________________________

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:
Common Stock, par value $0.008 per share	The NASDAQ Global Select Market
2.150% Senior Notes Due 2022	New York Stock Exchange
2.375% Senior Notes Due 2024	New York Stock Exchange
1.800% Senior Notes Due 2027	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of The Priceline Group Inc. as of June 30, 2015 was approximately $58.6 billion based upon the closing price reported for such date on the NASDAQ Global Select Market.  For purposes of this disclosure, shares of common stock held by executive officers and directors of The Priceline Group Inc. on June 30, 2015 have been excluded because such persons may be deemed to be affiliates of The Priceline Group Inc.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of The Priceline Group Inc.’s common stock was 49,616,595 as of February 9, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from The Priceline Group Inc.'s definitive proxy statement relating to the annual meeting of stockholders to be held on June 2, 2016, to be filed with the Securities and Exchange Commission within 120 days after the end of The Priceline Group Inc.'s fiscal year ended December 31, 2015.

The Priceline Group Inc. Annual Report on Form 10-K for the Year Ended December 31, 2015 Index

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

PART I

Item 1.  Business

We help people experience the world by providing consumers, travel service providers and restaurants with leading travel and restaurant reservation and related services. Through our online travel companies ("OTCs"), we connect consumers wishing to make travel reservations with providers of travel services around the world. We are the leader in the worldwide online accommodation reservation market based on room nights booked. We offer consumers a broad array of accommodation reservations (including hotels, bed and breakfasts, hostels, apartments, vacation rentals and other properties) through our Booking.com, priceline.com and agoda.com brands. Our priceline.com brand also offers consumers reservations for rental cars, airline tickets, vacation packages and cruises. We offer rental car reservations worldwide through rentalcars.com. We also allow consumers to easily compare airline ticket, hotel reservation and rental car reservation information from hundreds of travel websites at once through KAYAK. We provide restaurants with reservation management services and consumers with the ability to make restaurant reservations at participating restaurants through OpenTable, a leading provider of online restaurant reservations.

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include five other primary, independently operated brands: Booking.com, KAYAK, agoda.com, rentalcars.com and OpenTable.  Our mission is to help people experience the world by serving both consumers and our travel service provider and restaurant partners with worldwide leadership in online reservation and related services.  Our business is driven primarily by international results, which consist of the results of Booking.com, agoda.com and rentalcars.com and the results of the internationally-based websites of KAYAK and OpenTable (in each case regardless of where the consumer resides, where the consumer is physically located while making a reservation or the location of the travel service provider or restaurant). During the year ended December 31, 2015, our international business (the substantial majority of which is generated by Booking.com) represented approximately 88% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services booked by our customers, net of cancellations), approximately 86% of our consolidated gross profit and approximately 94% of our consolidated operating income. A significant majority of our gross profit is earned in connection with facilitating accommodation reservations. See Note 17 to the Consolidated Financial Statements for more geographic information.

The Priceline Group Inc. was formed as a Delaware limited liability company in 1997 and was converted into a Delaware corporation in July 1998.  On April 1, 2014, the Company changed its name from priceline.com Incorporated to The Priceline Group Inc. Our common stock is listed on the NASDAQ Global Select Market under the symbol "PCLN."  Our principal executive offices are located at 800 Connecticut Avenue, Norwalk, Connecticut 06854. We refer to our company and all of our subsidiaries and brands, including Booking.com, priceline.com, KAYAK, agoda.com, rentalcars.com, OpenTable and various smaller brands, collectively as "The Priceline Group," the "Company," "we," "our" or "us." We determined that our brands constitute our operating segments. We have aggregated our operating segments into one reportable segment. See Note 2 to our Consolidated Financial Statements.

The Priceline Group Business Model

We derive substantially all of our gross profit from the following sources:

•	Commissions earned from facilitating reservations of accommodations, rental cars, cruises and other travel services;

•	Transaction gross profit and customer processing fees from our accommodation, rental car, airline ticket and vacation package reservation services;

•
Beginning on May 21, 2013, advertising revenues primarily earned by KAYAK from sending referrals to OTCs and travel service providers, as well as from advertising placements on KAYAK's websites and mobile apps;

•
Beginning on July 24, 2014, revenues recognized by OpenTable, which consist of reservation revenues (reservation fees paid by restaurants for diners seated through OpenTable's online reservation service), subscription fees for restaurant reservation management services and other revenues; and

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

For the year ended December 31, 2015, we had gross profit of approximately $8.6 billion comprised of "agency" gross profit, "merchant" gross profit, and "other" gross profit.  Agency gross profit is derived from travel-related transactions where we are not the merchant of record, and therefore do not charge the customer's credit card, and where the prices of the travel services are determined by third parties. Agency gross profit, which represented the substantial majority of our total gross profit in 2015, consists primarily of: (1) travel commissions; (2) GDS reservation booking fees related to certain travel services; (3) travel insurance fees; and (4) customer processing fees.  Merchant gross profit is derived from services where we are the merchant of record and therefore charge the consumer's credit card for the travel services provided, and consists of: (1) transaction gross profit representing the amount charged to a consumer, less the amount charged to us by travel service providers; (2) customer processing fees; and (3) ancillary fees, including damage excess waiver and travel insurance fees and GDS reservation booking fees related to certain travel services.  Advertising and other revenues are derived primarily from (1) revenues earned by KAYAK for (a) sending referrals to OTCs and travel service providers and (b) advertising placements on KAYAK's websites and mobile apps; and (2) revenues earned by OpenTable for (a) reservation fees paid by restaurants for diners seated through OpenTable's online reservation service and (b) subscription fees earned by OpenTable for restaurant reservation management services. Revenues from KAYAK are net of intercompany revenues earned by KAYAK from other Priceline Group brands. See Note 2 to our Consolidated Financial Statements for more information.

The Priceline Group Strategy

We aim to achieve our mission to help people experience the world through global leadership in online travel and restaurant reservation and related services. We focus on relentless innovation and a commitment to serve both consumers and travel service provider and restaurant partners with unmatched service and best-in-class digital technology. As the online travel and dining categories continue to grow as consumer purchasing shifts from traditional off-line channels to interactive online channels, including mobile channels, our strategy is to continue to participate broadly in this online growth by expanding our service offerings and markets. In particular, we aim to be the world leader in online travel and restaurant reservation and related services by (a) providing consumers with the best experience, (b) partnering with travel service providers and restaurants to our mutual benefit, (c) operating entrepreneurial, independent brands that share best practices, and (d) investing in profitable and sustainable growth.

•
Providing the best consumer experience.  We believe that offering consumers an outstanding online experience is essential for our future success. To accomplish this, we focus on providing consumers with: a variety of intuitive, easy-to-use online travel and restaurant reservation and search services; a continually increasing number, location and variety of accommodations available through our services: informative and useful content, such as pictures, accommodation details and reviews; and excellent customer service. For example, Booking.com increasingly provides reservation services for accommodations other than hotels, such as vacation rentals. Booking.com included over 850,000 properties on its website as of February 15, 2016, which included approximately 390,000 vacation rental properties (updated property counts are available on the Booking.com website). Further, we endeavor to provide excellent customer service in a variety of ways, including through our call centers and websites, so that consumers can be confident that booking reservations through us will lead to a positive experience. We are constantly innovating in order to provide a best-in-class user experience with intuitive, easy-to-use websites and mobile apps to ensure that we are meeting the needs of online consumers while aiming to exceed their expectations.

•
Partnering with travel service providers and restaurants. We aim to establish mutually beneficial relationships with travel service providers and restaurants around the world. We believe that travel service providers and restaurants can benefit from participating in our services by increasing their distribution channels, demand and inventory utilization in an efficient and cost-effective manner. Travel service providers and restaurants benefit from our well-known brands and online marketing efforts, expertise in offering an excellent consumer experience through our websites and mobile apps and ability to offer their inventory in markets and to consumers that the travel service provider or restaurant may be unable or unlikely to reach. For example, an independent hotel may not have the means or expertise to market itself to international travelers, including in other languages, to build and operate effective desktop and mobile websites and online reservation services, or to engage in sophisticated online marketing techniques. Further, we are increasingly providing services, other than reservations booked through our websites and mobile apps, designed to help our partners grow their business. For example, Booking.com's BookingSuite services are designed to offer accommodation providers with affordable and effective marketing and business analytics tools to help them attract guests and increase their profitability. Similarly, OpenTable is continuously working to improve its reservation management software services to help restaurants more effectively manage their reservations and more efficiently market their available tables to diners.

•
Maintaining multiple, independently managed brands. We employ a strategy of operating multiple, independently managed brands, which we believe allows us the opportunity to offer our reservation services in ways that appeal to different consumers while maintaining an entrepreneurial, competitive spirit among our brands. We intend to invest resources to support organic growth by all of our brands, whether through increased advertising, geographic expansion, technology innovation or increased access to accommodations, rental cars, restaurants or other services. We also believe that by operating independently managed brands, we encourage innovation and experimentation by our brands, which allows us to more quickly discern and adapt to changing consumer behaviors and market dynamics. Although our brands are independently operated, we intend to continue to share best practices, access to services and customers across our brands. We believe that by promoting our brands worldwide, sharing accommodation reservation availability and customer flow, and applying our industry experiences across brands and markets, we can more effectively expand our reservation services globally and maintain and grow our position as a leading provider of worldwide online travel and restaurant reservation and related services.

•
Investing in profitable and sustainable growth. Our strategy is to ensure that we offer online services that meet the needs and expectations of both consumers and travel service providers and restaurants and that we believe are or will be likely to result in long-term profitability and growth. We intend to accomplish this through continuous investment and innovation in growing our businesses in new and current markets, expanding our services and ensuring that we provide an appealing, intuitive and easy-to-use consumer experience through our websites and mobile applications. We also may pursue strategic transactions. For example, in 2013 we entered the meta-search business when we acquired KAYAK and in 2014 we entered the online restaurant reservation market when we acquired OpenTable. We regularly evaluate, and may pursue and consummate, other potential strategic acquisitions, partnerships, joint ventures or investments, whether to expand our businesses into complementary areas, expand our current businesses, acquire innovative technology or for other reasons. For example, in 2014 and 2015 we strengthened our commercial partnership with, and made significant financial investments in, Ctrip, a leading OTC operating primarily in China.

Service Offerings

Through our online travel reservation services, we connect consumers wishing to make travel reservations with providers of travel services around the world. We offer consumers a broad array of accommodation reservations (including hotels, bed and breakfasts, hostels, apartments, vacation rentals and other properties) through our Booking.com, priceline.com and agoda.com brands. Our priceline.com brand also offers consumers reservations for rental cars, airline tickets, vacation packages and cruises. We offer rental car reservations worldwide through rentalcars.com. We also allow consumers to easily compare airline ticket, hotel reservation and rental car reservation information from hundreds of travel websites at once through

KAYAK. We provide restaurants with reservation management services and consumers with the ability to make restaurant reservations at participating restaurants through OpenTable.

Booking.com.  Booking.com is the world's leading brand for booking online accommodation reservations, based on room nights booked, with operations worldwide and headquarters in the Netherlands. As of February 15, 2016, Booking.com offered accommodation reservation services for over 850,000 properties in over 220 countries and territories on its various websites and in 42 languages, which includes approximately 390,000 vacation rental properties (updated property counts are available on the Booking.com website). Vacation rentals generally consist of, among others, properties categorized as single-unit and multi-unit villas, apartments, "aparthotels" (which are apartments with a front desk and cleaning service) and chalets and are generally self-catered (i.e., include a kitchen), directly bookable properties. Accommodation providers participate in Booking.com, which operates primarily under an agency model, by filing rates and information about the property in Booking.com's proprietary extranet. In addition, Booking.com offers website and other marketing services and business analytics to accommodation providers as part of its BookingSuite initiative.

Priceline.com. Priceline.com offers online travel reservation services primarily in the United States and is headquartered in Norwalk, Connecticut. Through priceline.com, we offer consumers hotel, rental car and airline ticket reservation services, as well as vacation packages and cruises. Priceline.com is a leader in the "opaque" travel reservation business through its pioneering Name Your Own Price® and Express Deals® discount hotel, rental car and airline reservation services. We describe our Name Your Own Price® and Express Deals® discount travel services as "opaque" because certain elements of the service, including the identity of the travel service provider, are not disclosed to the consumer prior to making a reservation. We believe that the combination of priceline.com's retail and opaque models allows it to provide a broad array of options to value-conscious consumers.

KAYAK. KAYAK, headquartered in Stamford, Connecticut, provides an online price comparison service (often referred to as "meta-search") that allows consumers to easily search and compare travel itineraries and prices, including airline ticket, accommodation reservation and rental car reservation information, from hundreds of travel websites at once. KAYAK derives revenues from advertising placements on its websites and mobile apps and from sending referrals to travel service providers and OTCs. KAYAK offers its services in approximately 40 countries, with the United States being its largest market.

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

Rentalcars.com.  Rentalcars.com is a leading worldwide online rental car reservation service and is headquartered in Manchester, England. Rentalcars.com offers a primarily merchant, online retail and opaque rental car reservation service allowing consumers to make rental car reservations in approximately 46,000 locations throughout the world, with customer support provided in 40 languages.  Consumers using rentalcars.com can book a full range of vehicles online through rentalcars.com's website or mobile app, or they can reserve their cars by phone.

OpenTable. In July 2014, we acquired OpenTable, a leading brand for booking online restaurant reservations. Headquartered in San Francisco, California, OpenTable provides online restaurant reservation services to consumers and reservation management services to restaurants. OpenTable does business primarily in the United States, though it intends to continue to invest in expanding its international offerings.

Marketing and Brand Awareness

Booking.com, priceline.com, KAYAK, agoda.com, rentalcars.com and OpenTable have established widely used and recognized e-commerce brands through aggressive marketing and promotion campaigns. Both our online advertising expense and offline advertising expense have increased significantly in recent years, a trend we expect to continue. During 2015, our total online advertising expense was approximately $2.8 billion, primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our websites. We also invested approximately $215 million in offline advertising during that period. We intend to continue a strategy of aggressively promoting brand awareness, primarily through online means although we also intend to increase our offline advertising efforts, including by expanding offline campaigns into additional markets. For example, building on its first offline advertising campaign, which it launched in the United States in 2013, Booking.com has begun offline advertising campaigns in other markets, including Australia, Canada, the United Kingdom, Germany, France, Brazil and Japan. We expense the substantial majority of our advertising activities as the expense is incurred, which is typically in the quarter in which reservations are booked, but recognize most of our gross profit when the consumer's travel or dining experience is completed. As a result, online advertising expense may not be recognized in the same period as the associated gross profit.

Competition

We compete with both online and traditional travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, a trend we expect to continue, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Amazon and Facebook, have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market through its acquisition in 2011 of ITA Software, Inc., a major flight information software company, its hotel search and reservation booking business ("Book on Google") and its license of hotel-booking software from Room 77.

We currently, or potentially may in the future, compete with a variety of companies, including:

•
online travel reservation services such as Expedia, Hotels.com, Hotwire, Orbitz, Travelocity, Wotif, Cheaptickets, ebookers, HotelClub, RatesToGo, CarRentals.com and Venere, which are owned by Expedia; laterooms, which is owned by Tui Travel; Hotel Reservation Service (HRS) and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, Car Trawler, Ctrip (in which we hold a minority interest), eLong (in which Ctrip has acquired a significant minority ownership interest), MakeMyTrip, Webjet, Rakuten, Jalan, Hotel Urbano (in which we hold a minority interest), ViajaNet, Submarino Viagens, Despegar/Decolar, 17u.com, HotelTonight, Bookit.com, CheapOair, Mr. and Mrs. Smith and eDreams ODIGEO;

•
online accommodation search and/or reservation services, such as Airbnb and HomeAway (which is owned by Expedia), currently focused on vacation rental properties and other non-hotel accommodations, including individually owned properties;

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

•
online travel search and price comparison services (generally referred to as "meta-search" services), such as TripAdvisor, trivago (in which Expedia holds a majority ownership interest), Qunar (which is controlled by Ctrip), Skyscanner, HotelsCombined and Traveloka;

•	online restaurant reservation services, such as TripAdvisor's LaFourchette, Yelp's SeatMe, Zomato, Bookatable (which is owned by Michelin) and Quandoo (which is owned by Recruit); and

•
companies offering new rental car business models or car- or ride-sharing services that affect demand for rental cars, some of which have developed innovative technologies to improve efficiency of point-to-point transportation and extensively utilize mobile platforms, such as Uber, Lyft, Gett, Zipcar (which is owned by Avis), BlaBlaCar, Didi Kuaidi and Ola.

TripAdvisor, a leading travel research and review website, Google, the world's largest search engine, and other large, established companies with substantial resources and expertise in developing online commerce and facilitating Internet traffic have launched search, meta-search and/or reservation booking services and may create additional inroads into online travel, both in the United States and internationally. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., accommodations, rental car companies or airlines), OTC and other travel websites and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTC or other travel websites, which could lead to travel service providers or others gaining a larger share of search traffic. TripAdvisor has begun supporting its meta-search service with offline advertising, and trivago, a leading meta-search service in Europe, has been aggressively advertising in the United States since 2013. Through our KAYAK meta-search service, we compete directly with other meta-search services. KAYAK depends on access to information related to travel service pricing, schedules, availability and other related information from OTCs and travel service providers. To the extent OTCs or travel service providers do not provide such information to KAYAK, KAYAK's business and results of operations could be harmed.

Consumers may favor travel services offered by meta-search websites or search companies over OTCs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites and increase our advertising and other customer acquisition costs. To the extent any such consumer behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in profits from our KAYAK meta-search business to offset any related decrease in profits experienced by our travel service reservation brands. Further, meta-search services may evolve into more traditional OTCs by offering consumers the ability to make travel reservations directly through their websites. For example, TripAdvisor facilitates hotel reservations on its transaction websites Tingo and Jetsetter and, with respect to some accommodations, allows consumers to make a reservation while staying on TripAdvisor through its "Instant Booking" offering. Instant Booking now includes participation from six out of the top 10 global hotel brands, including Marriott International, Hyatt Hotels and Best Western International. We recently agreed to participate in "Instant Booking," and we do not yet know how this participation will affect our business. For example, while we expect to benefit from incremental business generated through "Instant Booking," participation could cannibalize business that would otherwise come to us through other ad offerings on TripAdvisor, directly (including after a consumer first visits TripAdvisor) or through other channels, some of which may be more profitable to us than reservations generated through "Instant Booking." Other meta-search providers may also offer direct booking services with travel service providers, which may lead to more consumers booking directly with a travel service provider rather than an OTC. For example, Google recently announced the discontinuation of its Hotel Finder meta-search service in favor of integrating hotels directly into search results and encouraging users to book hotel reservations directly through Google's "Book on Google" service, which it is now expanding from mobile phones to both desktops and tablets. To the extent consumers book travel services through a service such as Google's "Book on Google," a meta-search website or directly with a travel service provider after visiting a meta-search website or meta-search utility on a traditional search engine without using an OTC like us, or if meta-search services limit our participation within their search results or evolve into more traditional OTCs, we may need to increase our advertising or other customer acquisition costs to maintain or grow our reservation bookings and our business, gross bookings and results of operations could be adversely affected.

There has been a proliferation of new channels through which accommodation providers can offer reservations.  For example, companies such as HomeAway (which is owned by Expedia) and Airbnb offer services providing vacation rental property owners, particularly individuals, an online place to list their accommodations where travelers can search and book such properties. Airbnb may also seek to compete directly with us by offering hotel and other accommodations through their online and mobile platforms. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its website.  If any of these services are successful in attracting consumers who would otherwise use our services, our business and results of operations would be harmed.

Our OpenTable restaurant reservation business competes or may in the future compete with other restaurant reservation providers, such as LaFourchette (which is owned by TripAdvisor), Yelp's SeatMe service, Zomato, Bookatable (which is owned by Michelin), and Quandoo (which is owned by Recruit).

Companies offering new rental car business models and car- and ride-sharing services such as Uber, Lyft, Gett, BlaBlaCar and Zipcar (which is owned by Avis) provide alternative options for consumers considering renting a car. These companies extensively utilize mobile platforms and new technologies to drive demand for their services. If any of these services are successful in attracting consumers who would otherwise use priceline.com's or rentalcars.com's rental car reservation services, our business and results of operations could be harmed.

Travel service providers, including multi-national hotel chains, rental car companies and airlines with which we conduct business, compete with us in online channels to drive consumers to their own websites in lieu of third-party distributors such as us. Travel service providers may charge lower prices and, in some instances, offer advantages such as loyalty points or special discounts to members of closed user groups (such as loyalty program participants or customers with registered accounts), any of which could make their offerings more attractive to consumers than our services. Discounting may increase as competition authorities seek to allow increased pricing flexibility among providers of travel service reservations. We may need to offer similar advantages to maintain or grow our reservation bookings, which could adversely impact our profitability. Further, consolidation among travel service providers, such as Marriott International's acquisition of Starwood

Hotels & Resorts in November 2015, could result in lower rates of commission paid to OTCs, increased discounting, and greater incentives for consumers to join closed user groups as such groups expand their offerings.

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

During 2015, Expedia acquired Travelocity, Orbitz and HomeAway. To the extent these acquisitions enhance Expedia's ability to compete with us, in particular in the United States, which is Expedia's, Travelocity's, Orbitz's and HomeAway's largest market, our market share, business and results of operations could be adversely affected.

Operations and Technology

Our business is supported by multiple systems platforms, which were designed with an emphasis on scalability, performance and reliability.  The platforms are largely independent among Booking.com, priceline.com, KAYAK, agoda.com, rentalcars.com and OpenTable.  The software platforms and architecture use a variety of tools within each corporate implementation, including server-side Java, C++, ASP, .Net, Perl, PHP, JavaScript and SQL scripts integrated with Oracle, MySQL, MongoDB, Cassandra and Microsoft SQL-server database systems.  These internal platforms were designed to include open application protocol interfaces that can provide connectivity to vendors in the industries in which we operate.  These include large global systems, such as accommodation, airline ticket and rental car reservation systems and financial service providers, as well as individual accommodation service providers, such as individual hotels.  Our applications utilize digital certificates to help us conduct secure communications and transactions, as appropriate.

The systems infrastructure and web and database servers of our worldwide operations are primarily hosted in the United Kingdom, Switzerland, the Netherlands, Germany, Singapore, Hong Kong and four locations in the United States, each of which provides network connectivity, networking infrastructure, UPS conditioned power and 24-hour monitoring and engineering support typical of hosted data centers.  All data center facilities have a continuous power supply system, generators, redundant servers and multiple back-up systems.  Although we take steps to mitigate the effects of any loss or reduction in service at one of our hosting facilities, if a hosting facility were inaccessible or otherwise experienced a disruption in service for any reason, we could experience a disruption to our services, loss of transactions and revenue and consumer complaints.

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

We are subject to laws that require protection of user privacy and user data.  In our processing of reservations, we receive and store a large volume of personally identifiable data in the United States, Europe and Asia.  This data is increasingly subject to laws and regulations in numerous jurisdictions around the world.  Such government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. See "Risk Factors - Our processing, storage, use and disclosure of personal data exposes us to risks of internal or external security breaches and could give rise to liabilities" and "Risk Factors - 'Cookie' laws could negatively impact the way we do business."

We are also subject to anti-trust and competition laws, and the competition authorities in various jurisdictions have begun investigations into competitive practices within the online travel industry, including with respect to our business. See "Risk Factors - As the size of our business grows, we may become increasingly subject to the scrutiny of anti-trust and competition regulators."

In addition, our strategy involves rapid geographic expansion around the world, including in Asia, South America and elsewhere, many of which regions and countries have different legislation, regulatory environments and tax laws. Compliance with legal, regulatory and tax requirements around the world places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences, which may have an adverse effect on our business. See "Risk Factors - We face risks related to the growth rate and expansion of our international business" and "Risk Factors - Regulatory and legal requirements and uncertainties could harm our business."

Seasonality

A meaningful amount of our gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. From a cost perspective, we expense the substantial majority of our advertising activities as the expense is incurred, which is typically in the quarter in which reservations are booked. However, we generally do not recognize associated revenue until future quarters when the travel occurs. As a result, we have historically experienced our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of accommodation checkouts for the year for our European and North American businesses. We experience the highest levels of booking and travel consumption for our Asia-Pacific and South American businesses in the first and fourth quarters. Therefore, if these businesses grow faster than our European and North American businesses, our operating results for the first and fourth quarters of the year may become more significant over time as a percentage of full-year operating results.

In addition, the date on which certain holidays fall can have an impact on our quarterly results. For example, in 2013 our second quarter year-over-year growth rates in revenue, gross profit, operating income and operating margins were adversely affected by Easter falling in the first quarter instead of the second quarter, as it did in 2012. Conversely, our second quarter 2014 year-over-year growth rates in revenue, gross profit, operating income and operating margins were favorably impacted by Easter falling in the second quarter instead of the first quarter, as it did in 2013. Similarly to 2013, in 2016 Easter will fall in the first quarter instead of the second quarter, and will therefore likely have a positive effect on our first quarter 2016 year-over-year growth rates and a negative effect on our second quarter 2016 year-over-year growth rates as compared to the same periods in 2015 when Easter fell in the second quarter.

The impact of seasonality can be exaggerated in the short term by the gross bookings growth rate of the business. For example, in periods where our gross bookings growth rate decelerates, such as the third quarter of 2015, our operating margins typically benefit from relatively less variable advertising expense. In addition, gross profit growth is typically less impacted in the near term due to the benefit of revenue related to reservations booked in previous quarters.

Employees

As of December 31, 2015, we employed approximately 15,500 employees, of which approximately 3,200 are based in the United States and approximately 12,300 are based outside the United States. We also retain independent contractors to support our customer service, website content translation and system support functions.

We have never had a work stoppage and we consider our relations with our employees to be good. Although we have works councils or employee representatives in certain countries, our U.S. employees are not represented by a labor union and are not covered by a collective bargaining agreement. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense. See "Risk Factors - We rely on the performance of highly skilled personnel; and, if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed."

The Priceline Group Websites

We maintain websites with the addresses www.pricelinegroup.com, www.booking.com, www.priceline.com, www.kayak.com, www.agoda.com, www.rentalcars.com and www.opentable.com, among others.  We are not including the information contained on our websites as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.  We make available free of charge through the www.pricelinegroup.com website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to

Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. These reports and other information are also available, free of charge, at www.sec.gov.  Alternatively, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  In addition, the Company's Code of Conduct is available through the www.pricelinegroup.com website and any amendments to or waivers of the Code of Conduct will be disclosed on that website.

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

Our financial results and prospects are significantly dependent upon the sale of travel services. Travel, including accommodation (including hotels, bed and breakfasts, hostels, apartments, vacation rentals and other properties), rental car and airline ticket reservations, is dependent on discretionary spending levels. As a result, sales of travel services tend to decline during general economic downturns and recessions when consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns or effects that reduce their ability or willingness to travel. For example, the recent worldwide recession led to a weakening in the fundamental demand for our travel reservation services and an increase in the number of consumers who canceled existing travel reservations with us. Also during the recession, the accommodation industry experienced a significant decrease in occupancy rates and average daily rates ("ADRs"). While lower occupancy rates have historically resulted in accommodation providers increasing their distribution of accommodation reservations through third-party intermediaries such as us, our remuneration for accommodation reservation transactions changes proportionately with price, and therefore, lower ADRs generally have a negative effect on our accommodation reservation business and a negative effect on our gross profit. Further, during periods of higher occupancy rates, accommodation providers may decrease their distribution of accommodation reservations through third-party intermediaries like us, in particular through our discount services such as priceline.com's Name Your Own Price® and Express Deals® services.

Many governments around the world, including the U.S. government and certain European governments, are operating at large financial deficits, resulting in high levels of sovereign debt in such countries. Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt at times have had difficulty refinancing their debt. Failure to reach political consensus regarding workable solutions to these issues has resulted in a high level of uncertainty regarding the future economic outlook. This uncertainty, as well as concern over governmental austerity measures including higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand. Greece, in particular, has recently faced and continues to face significant economic challenges, in large part due to its high levels of sovereign debt and difficulties re-financing that debt. This may increase the likelihood that Greece, and in turn other countries, could exit the European Union, which could lead to added economic uncertainty and further devaluation or eventual abandonment of the Euro common currency. At times, we have experienced volatility in transaction growth rates and cancellation rates and weaker trends in hotel ADRs across many regions of the world, particularly in those European countries that appear to be most affected by economic uncertainties. We believe that these business trends are likely impacted by weak economic conditions and sovereign debt concerns. Similarly, while China's economy experienced rapid growth over the past 20 years, growth of the Chinese economy slowed in 2015 and concerns about its future growth have had an adverse impact on financial markets, currency exchange rates and other economies. Disruptions in the economies of such countries could cause, contribute to or be indicative of deteriorating macro-economic conditions, which in turn could negatively affect travel to or from such countries or the travel industry in general and therefore have an adverse impact on our results of operations. In addition, although lower oil prices may lead to increased travel activity as consumers have more discretionary funds and airline fares decrease, recent declines in oil prices and stock market volatility may be indicative of broader macro-economic weakness, which in turn could negatively affect the travel industry and our business.

The uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.

In addition, other unforeseen events beyond our control, such as oil prices, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Zika, Influenza H1N1, avian bird flu, SARS and MERS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities or travel-related accidents, can disrupt travel or otherwise result in declines in travel demand. Because these events or concerns are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our business and results of operations. For example, our business and operations were negatively impacted by the terror attacks in Paris in November 2015; Hurricane Sandy, which disrupted travel in the northeastern United States in late 2012; a major earthquake, tsunami and nuclear emergency in Japan in 2011; severe flooding in Thailand in October 2011; and disruptive civil unrest in Thailand in 2010 and 2014. In addition, MERS had an adverse impact on our business in northeast Asia in 2015. Also, in 2015 regional hostilities in the Middle East spurred an unprecedented flow of migrants from that region to Europe. As countries respond to the European migrant crisis, travel between countries in the European Union and to and from the region could be subject to increased restrictions or the closing of borders, which could negatively impact travel to, from or within the European Union and adversely affect our business and results of operations. Future terrorist attacks, natural disasters, health concerns or civil or political unrest could further disrupt our business and operations and adversely affect our results of operations.

Intense competition could reduce our market share and harm our financial performance.
We compete with both online and traditional travel and restaurant reservation and related services. The market for the services we offer is intensely competitive, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Amazon and Facebook, have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market through its acquisition in 2011 of ITA Software, Inc., a major flight information software company, its hotel search and reservation booking business ("Book on Google") and its license of hotel-booking software from Room 77.

We currently, or may potentially in the future, compete with a variety of companies, including:

•
online travel reservation services such as Expedia, Hotels.com, Hotwire, Orbitz, Travelocity, Wotif, Cheaptickets, ebookers, HotelClub, RatesToGo, CarRentals.com and Venere, which are owned by Expedia; laterooms, which is owned by Tui Travel; Hotel Reservation Service (HRS) and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, Car Trawler, Ctrip (in which we hold a minority interest), eLong (in which Ctrip has acquired a significant minority ownership interest), MakeMyTrip, Webjet, Rakuten, Jalan, Hotel Urbano (in which we hold a minority interest), ViajaNet, Submarino Viagens, Despegar/Decolar, 17u.com, HotelTonight, Bookit.com, CheapOair, Mr. and Mrs. Smith and eDreams ODIGEO;

•
online accommodation search and/or reservation services, such as Airbnb and HomeAway (which is owned by Expedia), currently focused on vacation rental properties and other non-hotel accommodations, including individually owned properties;

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

•
online travel search and price comparison services (generally referred to as "meta-search" services), such as TripAdvisor, trivago (in which Expedia holds a majority ownership interest), Qunar (which is controlled by Ctrip), Skyscanner, HotelsCombined and Traveloka;

•	online restaurant reservation services, such as TripAdvisor's LaFourchette, Yelp's SeatMe, Zomato, Bookatable (which is owned by Michelin) and Quandoo (which is owned by Recruit); and

•
companies offering new rental car business models or car- or ride-sharing services that affect demand for rental cars, some of which have developed innovative technologies to improve efficiency of point-to-point transportation and extensively utilize mobile platforms, such as Uber, Lyft, Gett, Zipcar (which is owned by Avis), BlaBlaCar, Didi Kuaidi and Ola.

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

Consumers may favor travel services offered by meta-search websites or search companies over OTCs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites and increase our advertising and other customer acquisition costs. To the extent any such consumer behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in profits from our KAYAK meta-search business to offset any related decrease in profits experienced by our travel service reservation brands. Further, meta-search services may evolve into more traditional OTCs by offering consumers the ability to make travel reservations directly through their websites. For example, TripAdvisor facilitates hotel reservations on its transaction websites Tingo and Jetsetter and, with respect to some accommodations, allows consumers to make a reservation while staying on TripAdvisor through its "Instant Booking" offering. Instant Booking now includes participation from six out of the top 10 global hotel brands, including Marriott International, Hyatt Hotels and Best Western International. We recently agreed to participate in "Instant Booking," and we do not yet know how this participation will affect our business. For example, while we expect to benefit from incremental business generated through "Instant Booking," participation could cannibalize business that would otherwise come to us through other ad offerings on TripAdvisor, directly (including after a consumer first visits TripAdvisor) or through other channels, some of which may be more profitable to us than reservations generated through "Instant Booking." Other meta-search providers may also offer direct booking services with travel service providers, which may lead to more consumers booking directly with a travel service provider rather than an OTC. For example, Google recently announced the discontinuation of its Hotel Finder meta-search service in favor of integrating hotels directly into search results and encouraging users to book hotel reservations directly through Google's "Book on Google" service, which it is now expanding from mobile phones to both desktops and tablets. To the extent consumers book travel services through a service such as Google's "Book on Google," a meta-search website or directly with a travel service provider after visiting a meta-search website or meta-search utility on a traditional search engine without using an OTC like us, or if meta-search services limit our participation within their search results or evolve into more traditional OTCs, we may need to increase our advertising or other customer acquisition costs to maintain or grow our reservation bookings and our business and results of operations could be adversely affected.

There has been a proliferation of new channels through which accommodation providers can offer reservations.  For example, companies such as Airbnb and HomeAway (which is owned by Expedia) offer services providing vacation rental property owners, particularly individuals, an online place to list their accommodations where travelers can search and book such properties. Airbnb may also seek to compete directly with us by offering hotel and other accommodations through their online and mobile platforms. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its website.  If any of these services are successful in attracting consumers who would otherwise use our services, our business and results of operations would be harmed.

Our OpenTable restaurant reservation business competes or may in the future compete with other restaurant reservation providers, such as LaFourchette (which is owned by TripAdvisor), Yelp's SeatMe service, Zomato, Bookatable (which is owned by Michelin), and Quandoo (which is owned by Recruit).

Companies offering new rental car business models and car- and ride-sharing services such as Uber, Lyft, Gett, BlaBlaCar and Zipcar (which is owned by Avis) provide alternative options for consumers considering renting a car. These companies extensively utilize mobile platforms and new technologies to drive demand for their services. If any of these services are successful in attracting consumers who would otherwise use our rental car reservation services, our business and results of operations could be harmed.

Travel service providers, including multi-national hotel chains, rental car companies and airlines with which we conduct business, compete with us in online channels to drive consumers to their own websites in lieu of third-party distributors such as us. Travel service providers may charge lower prices and, in some instances, offer advantages such as loyalty points or special discounts to members of closed user groups (such as loyalty program participants or consumers with registered accounts), any of which could make their offerings more attractive to consumers than our services. Discounting may increase as competition authorities seek to allow increased pricing flexibility among providers of travel service reservations. We may need to offer similar advantages to maintain or grow our reservation bookings, which could adversely impact our profitability. Further, consolidation among travel service providers, such as Marriott International's acquisition of Starwood Hotels & Resorts, could result in lower rates of commission paid to OTCs, increased discounting, and greater incentives for consumers to join closed user groups as such travel service providers expand their offerings. If we are not as effective as our competitors in offering discounted prices to closed user groups or if we are unable to entice members of our competitors' closed user groups to use our services, our ability to grow and compete could be harmed.

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

During 2015, Expedia acquired Travelocity, Orbitz and HomeAway. To the extent these acquisitions enhance Expedia's ability to compete with us, in particular in the United States, which is Expedia's, Travelocity's, Orbitz's and HomeAway's largest market, our market share, business and results of operations could be adversely affected.

We are exposed to fluctuations in currency exchange rates.
We conduct a substantial majority of our business outside the United States but we report our results in U.S. Dollars. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. The U.S. Dollar significantly strengthened against the Euro during 2014 and 2015, moving from an exchange rate of 1.38 U.S. Dollars per Euro as of January 1, 2014 to 1.09 U.S. Dollars per Euro as of December 31, 2015. The U.S. Dollar also strengthened significantly during this time frame as compared to many other currencies. As a result, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars. For example, gross profit from our international businesses grew year-over-year on a constant currency basis by approximately 28% for the year ended December 31, 2015, but, as a result of the impact of changes in currency exchange rates, grew by 11.6% as reported in U.S. Dollars.
Certain European Union countries with high levels of sovereign debt have had difficulty at times refinancing their debt. Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may become more widespread, has led to significant volatility in the exchange rate between the Euro, the British Pound Sterling, the U.S. Dollar and other currencies. In March 2015, the European Central Bank, in an effort to stimulate the European economy, launched a quantitative easing program to purchase public debt.
Significant fluctuations in currency exchange rates can affect consumer travel behavior. For example, the strengthening of the U.S. Dollar relative to the Euro in 2015 resulted in it becoming more expensive for Europeans to travel to the United States, and dramatic depreciation of the Russian Ruble in 2014 and 2015 resulted in it becoming more expensive for Russians to travel to Europe and most other non-Ruble destinations. Consumers traveling from a country whose currency has weakened against other currencies may book lower ADR accommodations, choose to shorten or cancel their international travel plans or choose to travel domestically rather than internationally, any of which could adversely affect our gross bookings, revenues and results of operations, in particular when expressed in U.S. Dollars.
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
We derive a substantial portion of our revenues, and have significant operations, outside the United States. Our international operations include the Netherlands-based accommodation reservation service Booking.com, the Asia-based accommodation reservation service agoda.com, the U.K.-based rental car reservation service rentalcars.com and, to a lesser extent, KAYAK's international meta-search services and OpenTable's international restaurant reservation business. Our international OTC operations have achieved significant year-over-year growth in their gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services booked by our customers, net of cancellations). This growth rate, which has contributed significantly to our growth in consolidated revenue, gross profit and earnings, has declined, a trend we expect to continue as the absolute level of our gross bookings increases. Other factors may also slow the growth rates of our international businesses, including, for example, worldwide economic conditions, any strengthening of the U.S. Dollar versus the Euro and other currencies, declines in ADRs, increases in cancellations, adverse changes in travel market conditions and the competitiveness of the market. A decline in the growth rates of our international businesses could have a negative impact on our future consolidated revenue, gross profit and earnings growth rates and, as a consequence, our stock price.
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
Certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding accommodations available for reservation on our websites, including hotels, bed and breakfasts, hostels and vacation rentals. Vacation rentals generally consist of, among others, properties categorized as single-unit and multi-unit villas, apartments, "aparthotels" (which are apartments with a front desk and cleaning service) and chalets and are generally self-catered (i.e., include a kitchen), directly bookable properties. Many of the newer accommodations we add to our travel reservation services, especially in highly penetrated markets, may have fewer rooms, lower ADRs or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts), and therefore may also negatively impact our margins. For example, because a vacation rental is typically either a single unit or a small collection of independent units, vacation rental properties represent more limited booking opportunities than non-vacation rental properties, which generally have more units to rent per property. Our non-hotel accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors. As we increase our non-hotel accommodation business, these different market characteristics could negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our websites, our gross bookings growth rate and property growth rate will likely continue to diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of non-hotel accommodations increases, the number of reservations per property will likely continue to decrease.

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
The number of our employees worldwide has grown from less than 700 in the first quarter of 2007 to approximately 15,500 as of December 31, 2015, which growth is mostly comprised of hires by our international operations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage this growth and our future operations, especially as we employ personnel in multiple geographic locations around the world.
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
Our online advertising efficiency, expressed as online advertising expense as a percentage of gross profit, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs-per-click and reduce our online advertising efficiency. We use third-party websites, including online search engines (primarily Google), meta-search and travel research services, and affiliate marketing as primary means of generating traffic to our websites. Our online advertising expense has increased significantly in recent years, a trend we expect to continue. In addition, from 2011 to 2013 our online advertising grew faster than our gross profit due to (1) year-over-year declines in online advertising returns on investment and (2) brand mix within The Priceline Group as our international brands grew faster than our U.S. brands and spent a higher percentage of gross profit on online advertising. In 2014, these long-term trends continued, but were more than offset by the inclusion of KAYAK and OpenTable because they spend a lower percentage of gross profit on online advertising than our other brands. Also, our consolidated results exclude intercompany advertising by our brands on KAYAK. In 2015, online advertising efficiency declined compared to the prior year, mainly due to lower ROIs. Any reduction in our online advertising efficiency could have an adverse effect on our business and results of operations, whether through reduced gross profit or gross profit growth or through advertising expenses increasing faster than gross profit and thereby reducing margins and earnings growth.
We believe that a number of factors could cause consumers to increase their shopping behavior before making a travel purchase. Increased shopping behavior reduces our online advertising efficiency and effectiveness because traffic becomes less likely to result in a purchase on our website, and such traffic is more likely to be obtained through paid online advertising channels than through free direct channels. Further, consumers may favor travel services offered by search companies or meta-search sites over OTCs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites, increase our advertising and other customer acquisition costs and adversely affect our business, margins and results of operations. To the extent any such increased shopping behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in revenues from our KAYAK meta-search business to offset any related decrease in gross profit or increase in advertising and other customer acquisition costs experienced by our OTC brands.

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
In addition, we purchase website traffic from a number of other sources, including some operated by our competitors, in the form of pay-per-click arrangements that can be terminated with little or no notice. If one or more of such arrangements is terminated, our business, market share and results of operations could be adversely affected. Lastly, we rely on various third-party distribution channels (i.e., marketing affiliates) to distribute accommodation, rental car and airline ticket reservations. Should one or more of such third parties cease distribution of reservations made through us, or suffer deterioration in its search engine ranking, due to changes in search engine algorithms or otherwise, our business, market share and results of operations could be negatively affected.
Consumer adoption and use of mobile devices creates new challenges and may enable device companies such as Apple to compete directly with us.
Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones and tablets such as the iPad, coupled with the web browsing functionality and development of thousands of useful apps available on these devices, is driving substantial online traffic and commerce to mobile platforms. We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile apps for travel products and other functionality, including proprietary last-minute discounts for accommodation reservations. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple apps from multiple companies providing a similar service and instead prefer to use one or a limited number of apps for their mobile travel and restaurant research and reservation activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important. Our mobile offerings have received generally strong reviews and are driving a material and increasing share of our business. We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer. As a result, it is increasingly important for us to develop and maintain effective mobile apps and websites optimized for mobile devices to provide consumers with an appealing, easy-to-use mobile experience. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile offerings are not used by consumers, we could lose market share to existing competitors or new entrants and our business, future growth and results of operations could be adversely affected.
Apple, one of the most innovative and successful companies in the world and producer of, among other things, the iPhone and iPad, obtained a patent for "iTravel," a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple's iPhone operating system includes "Wallet" (formerly known as "Passbook"), a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and, along with iTravel, may be indicative of Apple's intent to enter the travel reservations business in some capacity. Apple has substantial market share in the smart phone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps and has access to greater resources than we have. Apple may use or expand iTravel, Wallet, Siri (Apple's voice recognition "concierge" service), Apple Pay (Apple's mobile payment system) or another mobile app or functionality as a means of entering the travel reservations marketplace. Similarly, Google's Android operating system is the leading smart phone operating system in the world. As a result, Google could leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. To the extent Apple or Google use their mobile operating systems or app distribution channels to favor their own travel service offerings, our business and results of operations could be harmed.
Our processing, storage, use and disclosure of personal data exposes us to risks of internal or external security breaches and could give rise to liabilities.
The security of data when engaging in electronic commerce is essential to maintaining consumer and travel service provider confidence in our services. Any security breach whether instigated internally or externally on our systems or other Internet-based systems could significantly harm our reputation and therefore our business, brand, market share and results of operations. We currently require consumers who use certain of our services to guarantee their offers with their credit card, either online or, in some instances, through our toll-free telephone service. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data and prevent unauthorized access to our data or accounts. It is possible that computer circumvention capabilities, new discoveries or advances or other developments, including our own acts or omissions, could result in a compromise or breach of consumer data. For example, third parties may attempt to fraudulently induce employees or customers to disclose user names, passwords or other sensitive information ("phishing"), which may in turn be used to access our information technology systems or to defraud our customers. We have experienced targeted and organized phishing attacks and may experience more in the future. Our efforts to protect information from unauthorized access may be unsuccessful or may result in the rejection of legitimate attempts to book reservations through our services, any of which could result in lost business and materially adversely affect our business, reputation and results of operations.
Our existing security measures may not be successful in preventing security breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal consumer information or transaction data or other proprietary information. In the last few years, several major companies, including Sony, Home Depot, JPMorgan, Target, Zappos, Apple, AOL, LinkedIn, Google and Yahoo! experienced high-profile security breaches that exposed their customers' and employees' personal information. We expend significant resources to protect against security breaches, and we may need to increase our security-related expenditures to maintain or increase our systems' security or to address problems caused and liabilities incurred by breaches. These issues are likely to become more difficult to manage as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced. As recently experienced by Sony, security breaches could result in severe damage to our information technology infrastructure, including damage that could impair our ability to offer our services or the ability of consumers to make reservations or conduct searches through our services, as well as loss of customer, financial or other data that could materially and adversely affect our ability to conduct our business, satisfy our commercial obligations or meet our public reporting requirements in a timely fashion or at all. Security breaches could also result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, subject us to regulatory penalties and sanctions, or cause consumers to lose confidence in our security and choose to use the services of our competitors, any of which would have a negative effect on the value of our brand, our market share and our results of operations. Our insurance policies carry low coverage limits, and would likely not be adequate to reimburse us for losses caused by security breaches.
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
In our processing of travel transactions, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, such as the European Union's Data Protection Directive and variations and implementations of that directive in the member states of the European Union. In addition, the European Union is actively considering a new General Data Protection Regulation designed to unify data protection within the European Union under a single law, which may result in significantly greater compliance burdens for companies with users and operations in the European Union.  Under the draft General Data Protection Regulation fines of up to 20,000,000 Euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. For several years, we participated in the U.S.-E.U. Safe Harbor Arrangement (the "Safe Harbor") to address the European Union's data transfer regulations that would otherwise restrict the transfer of certain data from the European Union to the United States. In October 2015, the European Court of Justice invalidated the Safe Harbor, and, as a result, we may need to pursue consent and/or other solutions with respect to certain data transfers from the European Union to the United States. Such consents and/or solutions could be time consuming, costly or complicated to obtain or implement, or we may not be successful in such efforts, any of which could adversely affect our operations and financial results. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
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
Our existing security measures may not be successful in preventing attacks on our systems, and any such attack could cause significant interruptions in our operations. For instance, from time to time, we have experienced "denial-of-service" type attacks on our systems that have made portions of our websites slow or unavailable for periods of time. There are numerous other potential forms of attack, such as "phishing" (where a third party attempts to infiltrate our systems or acquire information by posing as a legitimate inquiry or electronic communication), SQL injection (where a third party attempts to obtain information or otherwise insert malicious code into our software through data entry fields in our websites) and attempting to use our websites as a platform to launch a "denial-of-service" attack on another party, each of which could cause significant interruptions in our operations and potentially adversely affect our brand, operations and results of operations or involve us in legal or regulatory proceedings. We expend significant resources in an attempt to prepare for and mitigate the effects of any such attacks. Reductions in website availability and response time could cause loss of substantial business volumes during the occurrence of any such attack on our systems, and measures we may take to divert suspect traffic in the event of such an attack could result in the diversion of bona fide customers. These issues are likely to become more difficult to manage as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced. Successful attacks could result in negative publicity, damage our reputation and prevent consumers from booking travel services, researching travel services or making restaurant reservations through us during the attack, any of which could cause consumers to use the services of our competitors, which would have a negative effect on the value of our brands, our market share, business and results of operations.
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
We do not have a completely formalized or comprehensive disaster recovery plan in every geographic region in which we conduct business. In the event of certain system failures, we may not be able to switch to back-up systems immediately and the time to full recovery could be prolonged. Like many online businesses, we have experienced system failures from time to time. In addition to placing increased burdens on our engineering staff, these outages create a significant amount of consumer questions and complaints that need to be addressed by our customer support personnel. Any unscheduled interruption in our service could result in an immediate loss of revenues that could be substantial, increase customer service costs, harm our reputation and result in some consumers switching to our competitors. If we experience frequent or persistent system failures, our reputation and brand could be permanently and significantly harmed. We have taken and continue to take steps to increase the reliability and redundancy of our systems. These steps are expensive, may reduce our margins and may not be successful in reducing the frequency or duration of unscheduled downtime.
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
For example, French tax authorities recently concluded an audit that started in 2013 of the tax years 2003 through 2012. The French authorities are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income taxes and value-added taxes ("VAT"). In December 2015, the French tax authorities issued an assessment for approximately 356 million Euros, the majority of which represents penalties and interest. We believe that Booking.com has been, and continues to be, in compliance with French tax law, and we intend to contest the assessment. If we are unable to resolve the matter with the French authorities, we would expect to challenge the assessment in the French courts. In order to contest the assessment in court, we may be required to pay, upfront, the full amount or a significant part of any such assessment, though any such payment would not constitute an admission by us that we owe the taxes. French authorities may decide to also audit subsequent tax years, which could result in additional assessments.

Similarly, Italian tax authorities have initiated a process to determine whether we should be subject to additional tax obligations in Italy. While we believe that we comply with Italian tax law, Italian tax authorities may determine that we owe additional taxes, and they may also assess penalties and interest. We believe that we have been, and continue to be, in compliance with Italian tax law. In general, governments in the United States and Europe are increasingly focused on ways to increase tax revenues, which has contributed to an increase in audit activity and harsher stances taken by tax authorities.  Any such additional taxes or other assessments may be in excess of our current tax provisions or may require us to modify our business practices in order to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on our business, results of operations and financial condition.

We will be subject to increased income taxes in the event that our cash balances held outside the United States are remitted to the United States. As of December 31, 2015, we held approximately $9.8 billion of cash, cash equivalents, short-term investments and long-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our international operations. If our cash balances outside the United States continue to grow and our ability to reinvest those balances outside the United States diminishes, under U.S. GAAP we will be obligated to record additional U.S. income tax expense with respect to our unremitted international earnings. We would not make additional income tax payments unless we were to actually repatriate our international cash to the United States. If we were to repatriate our international cash to the United States, we would pay only U.S. federal alternative minimum tax and certain U.S. state income taxes in connection with such repatriation as long as we have net operating loss carryforwards available to offset our U.S. taxable income. Such use of our net operating loss carryforwards would result in us being subject to a cash income tax liability on the earnings of our U.S. businesses sooner than would otherwise have been the case.
Various legislative proposals that would reform U.S. corporate income tax laws have been proposed by President Obama's administration as well as members of the U.S. Congress, including proposals that would significantly impact how U.S. multinational corporations are taxed on international earnings.  Such proposals include changes that would reduce U.S. tax deferral on certain international digital goods and services transactions, impose a minimum U.S. tax on non-U.S. earnings, impose a one-time 14% tax on previously untaxed non-U.S. earnings, limit U.S. deductions for interest expense related to un-repatriated international-source income, limit interest and royalty deductions in connection with certain related party transactions, impose restrictions on the use of hybrid arrangements, limit shifting of income through intangible property transfers, and put in place certain tax disincentives for offshoring jobs or business segments.  We cannot determine whether some or all of these or other proposals will be enacted into law or what, if any, changes may be made to such proposals prior to being enacted into law.  If U.S. tax laws change in a manner that increases our tax obligations, our financial position and results of operations could be adversely impacted.
Additionally, in October 2015 the Organisation for Economic Co-operation and Development ("OECD") issued "final reports" in connection with its "base erosion and profit shifting" project. The OECD, with the support of the G20, initiated this project in 2013 in response to concerns that international tax standards have not kept pace with changes in global business practices and that changes are needed to international tax laws to address situations where multinational businesses may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions where the activities creating those profits may take place. The final reports were endorsed by the G20 leaders in November 2015. The final reports propose 15 actions the OECD determined are needed to address base erosion and profit shifting, including: (a) enhancing transparency through the sharing of tax information between countries; (b) prescribing standardized country-by-country reporting and other documentation requirements aimed at identifying where profits, tax and economic activities occur; (c) preventing harmful tax practices including the use of preferential tax regimes; (d) modernizing the OECD's transfer pricing rules related to intangibles; (e) changing the definition of permanent establishment to prevent artificial avoidance of tax nexus; and (f) limiting tax base erosion through interest deductions and other financial payments. The measures also contemplate the development of a multilateral instrument to incorporate and facilitate changes to tax treaties. On January 28, 2016, the European Commission unveiled a new package of proposals aimed at providing a framework for fairer taxation and to provide a coordinated European Union response to combating corporate tax avoidance. Key features of the proposals include: legally-binding measures to block the most common methods used by companies to avoid paying taxes; a recommendation to member states on how to prevent tax treaty abuse; a proposal for member states to share tax-related information on multinational businesses operating in the European Union; and actions to promote good tax governance internationally. We expect many countries to change their tax laws in response to this project, and several countries have already changed or proposed changes to their tax laws in response to the final reports. Any changes to international tax laws, including new definitions of permanent establishment or changes affecting the benefits of preferential tax regimes such as the Dutch "Innovation Box Tax" (discussed below), could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Further, changes to tax laws and additional reporting requirements could increase the complexity, burden and cost of compliance. Due to the large and expanding scale of our international business activities, any changes in U.S. or international taxation of our activities may increase our worldwide effective tax rate, increase the complexity and costs associated with tax compliance (especially if changes are implemented or interpreted inconsistently across tax jurisdictions) and adversely affect our financial position and results of operations.
We are also subject to non-income based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in the United States and various international jurisdictions, as well as the potential for travel transaction taxes in the United States as discussed below and in Note 15 to our Consolidated Financial Statements. For example, in July 2012 and December 2013, the Dutch Government enacted certain amendments to Dutch tax law including one-time levies on an employer applied to employee earnings, equal to 16% of an employee's earnings in excess of 150,000 Euros. These irrevocable levies resulted in additional payroll taxes of approximately $12 million (approximately $9 million after tax) in the fourth quarter of 2013 and approximately $14 million (approximately $10 million after tax) principally recorded in the third quarter of 2012. From time to time, we are under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities.
We may not be able to maintain our "Innovation Box Tax" benefit.
The Netherlands corporate income tax law provides that income generated from qualifying innovative activities is taxed at the rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings currently qualifies for Innovation Box Tax treatment. In the year ended December 31, 2015, the Innovation Box Tax benefit reduced our consolidated income tax expense by approximately $260 million.
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
In addition, tax laws may change resulting in a reduction or elimination of the tax benefit. As discussed above, the OECD's action plan involves, in part, evaluation of tax regimes such as the Innovation Box Tax. The European Union Council of Economics and Finance Ministers ("ECOFIN") has endorsed changes to limit member states' existing innovation and patent box tax regimes providing benefits related to profits derived from intangible assets such as intellectual property. The OECD's October 2015 final reports recommend that intellectual property qualifying for such tax regimes generally be limited to patents and other intellectual property assets that are functionally equivalent to patents (such as copyrighted software) if those other assets are both legally protected and subject to similar approval and registration processes as apply to patents. We expect the European Union to endorse the OECD's approach, which would require the new approach to be fully implemented in member states no later than July 2021. The Netherlands has already announced its intention to propose related legislative changes to the Innovation Box Tax regime by September 2016 to be effective January 1, 2017, though we expect such legislative changes will include transition rules. To the extent Booking.com's intellectual property developed by its innovative activities do not meet the requirements under any new legislation, Booking.com would eventually lose all or a portion of the benefit of the Innovation Box Tax.
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
We rely on providers of accommodations, rental cars and airline tickets and on restaurants to make their services available to consumers through us. Our arrangements with travel service providers generally do not require them to make available any specific quantity of accommodation reservations, rental cars or airline tickets, or to make accommodation reservations, rental cars or airline tickets available in any geographic area, for any particular route or at any particular price. Similarly, our arrangements with restaurants generally do not require them to provide all of their available tables and reservations to customers through us. During the course of our business, we are in continuous dialogue with our major travel service providers about the nature and extent of their participation in our services. A significant reduction on the part of any of our major travel service providers or providers that are particularly popular with consumers in their participation in our services for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, market share and results of operations. To the extent any of those major or popular travel service providers ceased to participate in our services in favor of one of our competitors' systems or decided to require consumers to purchase services directly from them, our business, market share and results of operations could be harmed. Further, as consolidation among travel service providers increases, the potential adverse effect of a decision by any particular significant travel service provider (such as a large hotel chain, airline or rental car company) to withdraw from or reduce its participation in our services also increases. To the extent restaurants limit the availability of reservations through OpenTable, consumers may not continue to use our services and/or our revenues could be adversely affected, especially if reservations during highly desirable times on high volume days are not made available through us.
Further, KAYAK, a meta-search service, depends on access to information related to travel service pricing, schedules, availability and other related information from OTCs and travel service providers to attract consumers. To obtain this information, KAYAK maintains relationships with travel service providers and OTCs. Many of KAYAK's agreements with travel service providers and OTCs are short-term agreements that may be terminated on 30 days' notice. To the extent OTCs or travel service providers no longer provide such information to KAYAK, KAYAK's ability to provide comprehensive travel service information to consumers could be diminished and its brand, business and results of operations could be harmed. To the extent consumers do not view KAYAK as a reliable source of comprehensive travel service information, fewer consumers would likely visit its websites, which would also likely have a negative impact on KAYAK's advertising revenue and results of operations. In addition, if travel service providers or OTCs choose not to advertise with KAYAK or choose to reduce or eliminate the fees paid to KAYAK for referrals from query results, KAYAK's business and results of operations could be adversely affected.

We rely on the performance of highly skilled personnel; and, if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed.
Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. In particular, the contributions of certain key senior management in the United States, Europe and Asia are critical to the overall management of our business. We may not be able to retain the services of any members of our senior management or other key employees, the loss of whom could harm our business and competitive position.
In addition, competition for well-qualified employees in all aspects of our business, including software engineers, mobile communication talent and other technology professionals, is intense both in the United States and abroad. Our international success in particular has led to increased efforts by our competitors and others to hire our international employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, competitive position and results of operations would be adversely affected. We do not maintain any key person life insurance policies.
As the size of our business grows, we may become increasingly subject to the scrutiny of anti-trust and competition regulators.
Certain business practices common to the online travel industry have become the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. Investigations related to Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, were initiated by NCAs in France, Germany, Italy, Austria, Sweden, Ireland and Switzerland, and a number of other NCAs are also looking, or have looked, at these issues. The investigations primarily relate to whether Booking.com's price parity provisions are anti-competitive because they require accommodation providers to provide Booking.com with room rates that are at least as low as those offered to other OTCs or through the accommodation provider's website.

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

We are in ongoing discussions with various NCAs in other countries regarding their concerns. On July 1, 2015, Booking.com voluntarily implemented the commitments given to the French, Italian and Swedish NCAs throughout the European Economic Area and Switzerland and is working with certain other European NCAs towards closing their investigations or inquiries. In October 2015 the Irish NCA closed its investigation on the basis of commitments by Booking.com identical to those given to the French, Italian and Swedish NCAs. In November 2015 the Swiss NCA closed its investigation, prohibiting any reintroduction of Booking.com's old "wide" parity agreements but permitting Booking.com to retain its existing "narrow" parity agreements with accommodations in Switzerland. A number of additional NCAs in the European Economic Area have now closed their investigations following Booking.com's implementation of the commitments in their jurisdictions. However, we are currently unable to predict the impact the implementation of these commitments throughout the European Economic Area and Switzerland will have on Booking.com's business or on the on-going investigations in other European countries, or on industry practice more generally. On December 23, 2015, the German NCA issued a final decision prohibiting Booking.com's "narrow" price parity agreements with accommodations in Germany. The German NCA did not issue a fine, but has reserved its position regarding an order for disgorgement of profits. Booking.com announced that it intends to appeal the German NCA's decision. An Italian hotel association has appealed the Italian NCA's decision to accept the commitments by Booking.com. We are unable to predict how these appeals and the remaining investigations in other countries will ultimately be resolved. Possible outcomes include requiring Booking.com to amend or remove its rate parity clause from its contracts with accommodation providers in those jurisdictions and/or the imposition of fines.

In August 2015, French legislation known as the "Macron Law" became effective. Among other things, the Macron Law makes price parity agreements illegal, including the "narrow" price parity agreements agreed to by the French NCA in April 2015. The law also requires that agreements between OTCs and hotels comply with a French agency contract form. Similar legislation prohibiting "narrow" price parity agreements has been proposed in Italy and currently is awaiting action by the Italian Senate. It is not yet clear how the Macron Law or the proposed Italian legislation may affect our business in the long term in France and Italy, respectively.

To the extent that regulatory authorities impose fines on us or require changes to our business practices or to those currently common to the industry, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding competition investigations could adversely affect our brands and therefore our market share and results of operations. Further, the Macron Law and any similar legislation enacted by other countries, and the decision by the German NCA to prohibit "narrow" price parity agreements, could have a material adverse effect on our business and our results of operations, in particular if consumers use our services to shop for accommodation reservations but make their reservations directly with an accommodation provider.

In addition, as our business grows, we may increasingly become the target of competition investigations or be limited by anti-trust or competition laws. For example, our size and market share may negatively affect our ability to obtain regulatory approval of proposed acquisitions, our ability to expand into complementary businesses or our latitude in dealing with travel service providers (such as by limiting our ability to provide discounts, rebates or incentives or to exercise contractual rights), any of which could adversely affect our business, results of operations or ability to grow and compete.

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
Compliance with the laws and regulations of multiple jurisdictions increases our cost of doing business. These laws and regulations, which vary and sometimes conflict, include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and local laws which also prohibit corrupt payments to governmental officials or third parties, data privacy requirements, labor relations laws, tax laws, anti-trust or competition laws, U.S., E.U. or U.N. sanctioned country or sanctioned persons mandates, and consumer protection laws. Violations of these laws and regulations could result in fines and/or criminal sanctions against us, our officers or our employees and/or prohibitions on the conduct of our business. Any such violations could result in prohibitions on our ability to offer our services in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brands, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Even if we comply with these laws and regulations, doing business in certain jurisdictions could harm our reputation and brands, which could adversely affect our results of operations or stock price. In addition, these restrictions may provide a competitive advantage to our competitors unless they are also subject to comparable restrictions. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. We are also subject to a variety of other regulatory and legal risks and challenges in managing an organization operating in various countries, including those related to:

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

•
decreased, or loss of, the ability to obtain additional financing on terms acceptable to us for working capital, capital expenditures, acquisitions, share repurchases or other general corporate purposes; and

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
The trading prices of Internet company stocks in general, including ours, have experienced extreme price and volume fluctuations. To the extent that the public's perception of the prospects of Internet or e-commerce companies is negative, our stock price could decline, regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as a recession, interest rate or currency rate fluctuations, or a natural disaster or terrorist attack affecting a significant market for our business, such as Europe or the United States, could cause our stock price to decline. Negative market conditions could adversely affect our ability to raise additional capital or the value of our stock for purposes of acquiring other companies or businesses.
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
The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new service announcements, introductions and enhancements and changing consumer demands. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the progress of technology adoption in various markets, including the continuing adoption of the Internet and online commerce in certain geographies and the emergence and growth of the use of smart phones and tablets for mobile e-commerce transactions, including through the increasing use of mobile apps. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually innovate and improve the performance, features and reliability of our services in response to competitive service offerings and the evolving demands of the marketplace. In particular, we believe that it will be increasingly important for us to effectively offer our services through mobile apps and mobile optimized websites on smart phones and tablets. Any failure by us to successfully develop and achieve customer adoption of our mobile apps and mobile optimized websites would likely have a material and adverse effect on our growth, market share, business and results of operations. Further, to the extent mobile devices enable users to block advertising content on their devices, our advertising revenue and our ability to market our brands and acquire new customers may be negatively affected. We believe that ease-of-use, comprehensive functionality and the look and feel of our mobile apps and mobile optimized websites increasingly will be competitively critical as consumers obtain more of their travel and restaurant services through mobile devices. As a result, we intend to continue to spend significant resources maintaining, developing and enhancing our websites and mobile platforms, including our mobile optimized websites and mobile apps, and other technologies.

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
From time to time, in the ordinary course of our business, we have been subject to, and are currently subject to, legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims, in particular patent claims, against us, particularly as we expand the complexity and scope of our business. For example, in February 2015, IBM sued us and certain of our subsidiaries asserting that we infringed certain IBM patents and claiming damages and injunctive relief. While we believe the suit to be without merit and intend to contest it, litigation is uncertain and we may not be successful. We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is extremely expensive and time consuming, and may divert managerial attention and resources from our business objectives. Successful infringement claims against us could result in a significant monetary liability or prevent us from operating our business, or portions of our business. In addition, resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or possibly to cease using those rights altogether. Any of these events could have a material adverse effect on our business, results of operations and financial condition.
The success of our acquisition of OpenTable is subject to numerous risks and uncertainties.
On July 24, 2014, we acquired OpenTable, a leading brand for booking online restaurant reservations. We believe that the online restaurant reservation business is complementary to our online travel businesses, and that both OpenTable and our travel businesses will benefit from the addition of OpenTable to The Priceline Group. As a result of our acquisition of OpenTable, we are subject to risks associated with OpenTable's business, many of which are the same risks that our other businesses face. Other risks include: OpenTable's ability to increase the number of restaurants and diners using its products and services and retain existing restaurants and diners; OpenTable's ability to expand internationally; competition both to provide reservation management services to restaurants and to attract diners to make reservations through OpenTable's websites and apps; OpenTable's ability to effectively and efficiently market to new restaurants and diners; and any risks that cause people to refrain from dining at restaurants, such as economic downturns, severe weather, outbreaks of pandemic or contagious diseases, or threats of terrorist attacks. We have invested since the acquisition and intend to continue to invest in OpenTable to accelerate its global expansion, increase the value offered to its restaurant partners and enhance the end-to-end experience for consumers across desktop and mobile devices. As expected, these investments resulted in lower OpenTable post-acquisition EBITDA compared to pre-acquisition levels. However, the time required to execute these investments has exceeded our initial expectations. Despite the delays, we continue to believe that these investments will result in significant future earnings. Future events and changing market conditions may, however, lead us to reevaluate the assumptions we have used to test for goodwill impairment, including key assumptions regarding OpenTable's expected growth rates and operating margins, as well as other key assumptions with respect to matters outside of our control, such as discount rates, currency exchange rates and market EBITDA comparables. If OpenTable’s investments, in particular its investments in its global expansion efforts, are not successful, there is a substantial likelihood that we would recognize a related goodwill impairment, which could have a material adverse effect on our results of operations.
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
We maintain an investment portfolio of various holdings, types and maturities. These securities are predominantly classified as available-for-sale and, consequently, are recorded in our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income, net of tax. Our portfolio includes fixed income securities and equity securities of publicly traded companies, the values of which are subject to market price volatility. If such investments suffer market price declines, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be other than temporary. We have invested a significant amount in Ctrip convertible notes and ADSs. See Note 4 to our Consolidated Balance Sheets for more information regarding our investments in Ctrip securities. The value of these securities is subject to the risks associated with Ctrip's business, as well as any changes by the Chinese government in foreign investment laws or elevated scrutiny or regulation of foreign investments in Chinese companies. For example, because of foreign ownership restrictions applicable to its business, Ctrip is a Cayman Islands company operating in China through what is commonly referred to as a variable interest entity, or VIE, structure where it conducts part of its business through contractual relationships with affiliated Chinese entities. Although VIE structures are commonly used by Chinese Internet and e-commerce companies, there are substantial uncertainties regarding the interpretation and application of PRC laws and regulations to VIE structures, and it is possible that the PRC government may view the VIE structure as in violation of PRC law. VIE contractual relationships are not as effective in providing control over the affiliated Chinese companies as direct ownership, and Ctrip would have to rely on the PRC legal system to enforce those contracts in the event of a breach by one of these entities. Further, conflicts of interest could arise to the extent Ctrip's officers or directors are also shareholders, officers or directors of the affiliated Chinese entities. Any of these risks could materially and adversely affect Ctrip's business and therefore the value of our investment in Ctrip.
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

We could lose the full amount of any of our investments, and any impairment of our investments could have a material adverse effect on our financial condition and results of operations.
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
In addition, in the event that one of our major travel service providers voluntarily or involuntarily declares bankruptcy, we could experience an increase in credit card chargebacks from customers with travel reservations with such travel service provider. For example, airlines that participate in our services and declare bankruptcy or cease operations may be unable or unwilling to honor tickets sold for their flights. Our policy in such event is to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we are the merchant-of-record on sales of Name Your Own Price® and Express Deals® airline tickets to our customers, we could experience a significant increase in demands for refunds or credit card chargebacks from customers, which could materially adversely affect our results of operations and financial condition. We have in the past experienced an increase in credit card chargebacks from customers with tickets on airlines that ceased operations. Agoda.com and rentalcars.com process credit card transactions and operate in numerous currencies. Credit card costs are typically higher for foreign currency transactions and in instances where cancellations occur.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters and the headquarters of our priceline.com business are located in Norwalk, Connecticut, United States of America, where we lease approximately 102,000 square feet of office space. Our Booking.com business is headquartered in Amsterdam, Netherlands, where we lease approximately 258,000 square feet of office space; our agoda.com business has significant support operations in Bangkok, Thailand, where we lease approximately 95,000 square feet of office space; our KAYAK business is headquartered in Stamford, Connecticut, United States of America, where we lease approximately 18,000 square feet of office space; our OpenTable business is headquartered in San Francisco, California, United States of America, where we lease approximately 51,000 square feet of office space; and our rentalcars.com business is headquartered in Manchester, England, where we lease approximately 45,000 square feet of office space.  We lease additional office space to support our operations in various locations around the world, including hosting and data center facilities in the United States, the United Kingdom, Switzerland, the Netherlands, Germany, Singapore and Hong Kong and sales and support facilities in numerous locations. We do not own any real estate as of December 31, 2015.

We believe that our existing facilities are adequate to meet our current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further expansion of corporate operations.

Item 3.  Legal Proceedings

Competition Reviews

Certain business practices common to the online travel industry have become the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. Investigations related to Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, were initiated by NCAs in France, Germany, Italy, Austria, Sweden, Ireland and Switzerland, and a number of other NCAs are also looking, or have looked, at these issues. The investigations primarily relate to whether Booking.com's price parity provisions are anti-competitive because they require accommodation providers to provide Booking.com with room rates that are at least as low as those offered to other online travel companies ("OTCs") or through the accommodation provider's website.

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

We are in ongoing discussions with various NCAs in other countries regarding their concerns. On July 1, 2015, Booking.com voluntarily implemented the commitments given to the French, Italian and Swedish NCAs throughout the European Economic Area and Switzerland and is working with certain other European NCAs towards closing their investigations or inquiries. In October 2015, the Irish NCA closed its investigation on the basis of commitments by Booking.com identical to those given to the French, Italian and Swedish NCAs. In November 2015, the Swiss NCA closed its investigation, prohibiting any reintroduction of Booking.com's old "wide" parity agreements but permitting Booking.com to retain its existing "narrow" parity agreements with accommodations in Switzerland. A number of additional NCAs in the European Economic Area have now closed their investigations following Booking.com's implementation of the commitments in their jurisdictions. However, we are currently unable to predict the impact the implementation of these commitments throughout the European Economic Area and Switzerland will have on Booking.com's business or on the on-going investigations in other European countries, or on industry practice more generally. On December 23, 2015, the German NCA issued a final decision prohibiting Booking.com's "narrow" price parity agreements with accommodations in Germany. The German NCA did not issue a fine, but has reserved its position regarding an order for disgorgement of profits. Booking.com intends to appeal the German NCA's decision. An Italian hotel association has appealed the Italian NCA's decision to accept the commitments by Booking.com. We are unable to predict how these appeals and the remaining investigations in other countries will ultimately be resolved. Possible outcomes include requiring Booking.com to amend or remove its rate parity clause from its contracts with accommodation providers in those jurisdictions and/or the imposition of fines.

In August 2015, French legislation known as the "Macron Law" became effective. Among other things, the Macron Law makes price parity agreements illegal, including the "narrow" price parity agreements agreed to by the French NCA in April 2015. The law also requires that agreements between OTCs and hotels comply with a French agency contract form. Similar legislation prohibiting "narrow" price parity agreements has been proposed in Italy and currently is awaiting action by the Italian Senate. It is not yet clear whether the Macron Law or the proposed Italian legislation may affect our business in the long term in France and Italy, respectively.

Litigation Related to Travel Transaction Taxes

We and certain third-party online travel companies ("OTCs") are currently involved in approximately forty lawsuits, including certified and putative class actions, brought by or against U.S. states, cities and counties over issues involving the payment of travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.).  Generally, the complaints allege, among other things, that the OTCs violated each jurisdiction's respective relevant travel transaction tax ordinance with respect to the charge and remittance of amounts to cover taxes under each law. We believe that the laws at issue generally do not apply to the services we provide, namely the facilitation of travel reservations, and, therefore, that we do not owe the taxes that are claimed to be owed. However, we have been involved in this type of litigation for many years, and state and local jurisdictions where these issues have not been resolved could assert that we are subject to travel transaction taxes and could seek to collect such taxes, retroactively and/or prospectively. From time to time, we have found it expedient to settle, and may in the future agree to settle, claims pending in these matters without conceding that the claims at issue are meritorious or that the claimed taxes are in fact due to be paid.

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings. An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries and also could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorneys' fees and costs. An adverse outcome in one or more of these unresolved proceedings could have an adverse effect on our results of operations or cash flow in any given operating period. However, we believe that even if we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated, given results to date it would not have a material impact on our liquidity or financial condition.

Accrual for Travel Transaction Taxes

As a result of this litigation and other attempts by jurisdictions to levy similar taxes, we have established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $27 million at December 31, 2015 compared to approximately $52 million at December 31, 2014. Our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made. See Note 15 to our Consolidated Financial Statements.

Patent Infringement

On February 9, 2015, International Business Machines Corporation ("IBM") filed a complaint in the U.S. District Court for the District of Delaware against The Priceline Group Inc. and its subsidiaries KAYAK Software Corporation, OpenTable, Inc. and priceline.com LLC (the "Subject Companies").  In the complaint, IBM alleges that the Subject Companies have infringed and continue to willfully infringe certain IBM patents that IBM claims relate to the presentation of applications and advertising in an interactive service, preserving state information in online transactions and single sign-on processes in a computing environment and seeks unspecified damages (including a request that the amount of compensatory damages be trebled), injunctive relief and costs and reasonable attorneys’ fees.  The Subject Companies believe the claims to be without merit and intend to contest them.

French and Italian Tax Matters

French tax authorities recently concluded an audit that started in 2013 of the years 2003 through 2012. The French authorities are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income taxes and value-added taxes ("VAT"). In December 2015, the French tax authorities issued an assessment for approximately 356 million Euros, the majority of which would represent penalties and interest. We believe that Booking.com has been, and continues to be, in compliance with French tax law, and we intend to contest the assessment. If we are unable to resolve the matter with the French authorities, we would expect to challenge the assessment in the French courts. In order to contest the assessment in court, we may be required to pay, upfront, the full amount or a significant part of any such assessment, though any such payment would not constitute an admission by us that we owe the tax. French authorities may decide to also audit subsequent tax years, which could result in additional assessments.

Similarly, Italian tax authorities have initiated a process to determine whether we should be subject to additional tax obligations in Italy. While we believe that we comply with Italian tax law, Italian tax authorities may determine that we owe additional taxes, and they may also assess penalties and interest. We believe that we have been, and continue to be, in compliance with Italian tax law.

Other

We accrue for certain legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated. Such accrued amounts are not material to our consolidated balance sheets and provisions recorded have not been material to our consolidated results of operations or cash flows. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "PCLN."  The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market:

2015	High	Low

First Quarter	$1,264.00	$990.69
Second Quarter	1,280.97	1,103.45
Third Quarter	1,395.00	1,115.77
Fourth Quarter	1,476.52	1,212.00

2014	High	Low

First Quarter	$1,378.96	$1,103.90
Second Quarter	1,292.66	1,087.26
Third Quarter	1,329.90	1,139.27
Fourth Quarter	1,229.00	1,017.28

Holders

As of February 10, 2016, there were approximately 213 stockholders of record of The Priceline Group Inc.'s common stock.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to pay any cash dividends for the foreseeable future.

Performance Measurement Comparison

The following graph shows the total stockholder return through December 31, 2015 of an investment of $100 in cash on December 31, 2010 for The Priceline Group Inc. common stock and an investment of $100 in cash on December 31, 2010 for (i) the NASDAQ Composite Index, (ii) the Standard and Poor's 500 Index and (iii) the Research Data Group ("RDG") Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the Internet industry, including Internet software and service companies and e-commerce companies. Historic stock performance is not necessarily indicative of future stock price performance.  All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month:

Measurement Point December 31	The Priceline Group Inc.	NASDAQ Composite Index	S&P 500 Index	RDG Internet Composite

2010	100.00	100.00	100.00	100.00
2011	117.06	100.53	102.11	102.11
2012	155.27	116.92	118.45	122.23
2013	290.93	166.19	156.82	199.42
2014	285.37	188.78	178.29	195.42
2015	319.10	199.95	180.75	267.25

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended December 31, 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2015 —	397,038	(1)	$1,308.60	397,038	$229,261,810	(1)
October 31, 2015	335	(2)	$1,352.60	N/A	N/A
	—
November 1, 2015 —	179,588	(1)	$1,276.37	179,588	$41,029	(1)
November 30, 2015	1,863	(2)	$1,325.08	N/A	N/A

December 1, 2015 —	—	(1)	$—	—	$41,029	(1)
December 31, 2015	1,188	(2)	$1,289.16	N/A	N/A
Total	580,012		$1,298.66	576,626	$41,029

(1)	Pursuant to a stock repurchase program announced on February 19, 2015, whereby the Company was authorized to repurchase up to $3,000,000,000 of its common stock.

(2)
 Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from the Consolidated Financial Statements and related Notes of the Company, and should be read in connection with those statements, some of which are included herein.  Selected financial data reflects data related to KAYAK from its acquisition date of May 21, 2013 and OpenTable from its acquisition date of July 24, 2014. The information set forth below is not necessarily indicative of future results and should be read in conjunction with Part II Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. See Note 2 to the Consolidated Financial Statements for further information on the adjustments resulting from the adoption of new accounting standards in the fourth quarter of 2015.

	Year Ended December 31,
	2015	2014(3)(4)	2013(3)(4)	2012(3)(4)	2011(3)(4)
	(In thousands, except per share amounts)

Total revenues	$9,223,987	$8,441,971	$6,793,306	$5,260,956	$4,355,610
Cost of revenues	632,180	857,841	1,077,420	1,177,275	1,275,730
Gross profit	8,591,807	7,584,130	5,715,886	4,083,681	3,079,880
Total operating expenses	5,332,900	4,510,818	3,303,472	2,253,888	1,680,958
Operating income	3,258,907	3,073,312	2,412,414	1,829,793	1,398,922
Total other expense	130,587	83,864	115,877	67,924	31,128
Income tax expense	576,960	567,695	403,739	337,832	308,663
Net income	2,551,360	2,421,753	1,892,798	1,424,037	1,059,131
Net income attributable to noncontrolling interests(1)	—	—	135	4,471	2,760
Net income applicable to common stockholders	2,551,360	2,421,753	1,892,663	1,419,566	1,056,371
Net income applicable to common stockholders per basic common share	50.09	46.30	37.17	28.48	21.27
Net income applicable to common stockholders per diluted share	49.45	45.67	36.11	27.66	20.63
Total assets(3)(4)	17,420,575	14,770,977	10,428,543	6,547,771	3,964,165
Long-term obligations, redeemable noncontrolling interests(2)(3)(4)	7,185,796	4,862,730	2,289,039	1,710,194	784,417
Total liabilities(3)(4)	8,625,106	6,203,954	3,510,281	2,435,854	1,185,465
Total stockholders' equity	8,795,469	8,566,694	6,909,729	3,896,975	2,574,295

(1)
Redeemable noncontrolling interests relates to the Company's purchase of rentalcars.com in May 2010. In April 2011, in connection with the exercise of certain call and put options in March 2011, the redeemable noncontrolling interests in rentalcars.com were reduced from 24.4% to 19.0%.  In April 2012, in connection with the exercise of certain call and put options in March 2012, the redeemable noncontrolling interests in rentalcars.com were reduced from 19.0% to 12.7%. In April 2013, in connection with the exercise of certain call and put options in March 2013, the Company purchased the remaining outstanding shares underlying the redeemable noncontrolling interests.

(2)	Includes convertible debt which is classified as a current liability from 2011 through 2014.

(3)
Includes adjustments to current and noncurrent deferred taxes as a result of the early adoption of the accounting update issued by the Financial Accounting Standards Board (“FASB”) in November 2015, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. The adoption of this accounting update in the fourth quarter of 2015 resulted in decreases of $143.7 million, $1.5 million and $1.2 million at December 31, 2014, 2013 and 2012, respectively, and an increase of $0.6 million at December 31, 2011, in both total assets and total liabilities.

The impact of these adjustments to long-term obligations resulted in decreases of $142.4 million, $1.4 million, $0.4 million at December 31, 2014, 2013 and 2012, respectively, and an increase of $3.3 million at December 31, 2011. See Note 2 to the Consolidated Financial Statements for further information on this new accounting update.

(4)
Includes reclassifications related to unamortized debt issuance costs as a result of the early adoption of the accounting update issued by FASB in April 2015, which requires debt issuance costs to be presented in the balance sheets as a direct deduction from the related debt liability rather than as an asset. The adoption of this accounting update in the fourth quarter of 2015 resulted in decreases of $25.9 million, $14.5 million, $20.8 million and $7.1 million at December 31, 2014, 2013, 2012 and 2011, respectively, in total assets, long-term obligations and total liabilities. See Note 2 to the Consolidated Financial Statements for further information on this new accounting update.

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

Overview

We help people experience the world by providing consumers, travel service providers and restaurants with leading travel and restaurant reservation and related services. Through our online travel companies ("OTCs"), we connect consumers wishing to make travel reservations with providers of travel services around the world. We are the leader in the worldwide online accommodation reservation market based on room nights booked. We offer consumers a broad array of accommodation reservations (including hotels, bed and breakfasts, hostels, apartments, vacation rentals and other properties) through our Booking.com, priceline.com and agoda.com brands. Our priceline.com brand also offers consumers reservations for rental cars, airline tickets, vacation packages and cruises. We offer rental car reservations worldwide through rentalcars.com. We also allow consumers to easily compare airline ticket, hotel reservation and rental car reservation information from hundreds of travel websites at once through KAYAK. We provide restaurants with reservation management services and consumers with the ability to make restaurant reservations at participating restaurants through OpenTable, a leading provider of online restaurant reservations. We refer to our company and all of our subsidiaries and brands, including Booking.com, priceline.com, KAYAK, agoda.com, rentalcars.com, OpenTable and various smaller brands, collectively as "The Priceline Group," the "Company," "we," "our" or "us."

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include five other primary, independently operated brands: Booking.com, KAYAK, agoda.com, rentalcars.com and OpenTable.  Our principal goal is to help people experience the world by serving both consumers and our travel service provider and restaurant partners with worldwide leadership in online reservation and related services.  Our business is driven primarily by international results, which consist of the results of Booking.com, agoda.com and rentalcars.com and the results of the internationally-based websites of KAYAK and OpenTable (in each case regardless of where the consumer resides, where the consumer is physically located while making a reservation or the location of the travel service provider or restaurant). During the year ended December 31, 2015, our international business (the substantial majority of which is generated by Booking.com) represented approximately 88% of our gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services booked by our customers, net of cancellations), approximately 86% of our consolidated gross profit and approximately 94% of our consolidated operating income. A significant majority of our gross profit is earned in connection with facilitating accommodation reservations. See Note 17 to the Consolidated Financial Statements for more geographic information.

We derive substantially all of our gross profit from the following sources:

•	Commissions earned from facilitating reservations of accommodations, rental cars, cruises and other travel services;

•	Transaction gross profit and customer processing fees from our accommodation, rental car, airline ticket and vacation package reservation services;

•
Beginning on May 21, 2013, advertising revenues primarily earned by KAYAK from sending referrals to OTCs and travel service providers, as well as from advertising placements on KAYAK's websites and mobile apps;

•
Beginning on July 24, 2014, revenues recognized by OpenTable, which consist of reservation revenues (reservation fees paid by restaurants for diners seated through OpenTable's online reservation service), subscription fees for restaurant reservation management services and other revenues; and

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

Trends

Over the last several years we have experienced strong growth in our accommodation reservation services. We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the widespread adoption of mobile devices, the high growth of travel overall in emerging markets such as Asia-Pacific and South America, and the continued innovation and execution by our teams around the world to build accommodation supply, content and distribution and to improve the consumer experience on our websites and mobile apps. These year-over-year growth rates have generally decelerated in recent years. For example, for the year ended December 31, 2015, our accommodation room night reservation growth was 25%, a deceleration from 28% in 2014, 37% in 2013 and 40% in 2012. Given the size of our hotel reservation business, we expect that our year-over-year growth rates will continue to decelerate, though the rate of deceleration may fluctuate.

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

Our growth has primarily been generated by our worldwide accommodation reservation service brand, Booking.com, which is our most significant brand, and has been due, in part, to the availability of a large and growing number of directly bookable properties through Booking.com. Booking.com included over 850,000 properties on its website as of February 15, 2016, which included approximately 390,000 vacation rental properties (updated property counts are available on the Booking.com website), and compares to over 635,000 properties (including approximately 269,000 vacation rental properties) a year ago. In September 2015, Booking.com changed the way it calculates property counts. As a result, properties that are contracted with Booking.com but temporarily do not have availability on Booking.com (for example properties that are closed during their off-peak season or for renovations) will remain included in Booking.com's property counts during these temporary periods. Booking.com previously excluded properties that were temporarily unavailable for booking. We believe that continuously including them provides a more consistent and useful property count. We believe that continuing to expand the number and variety of accommodations available through our services, in particular Booking.com, will help us to continue to grow our accommodation reservation business.

As our international business represents the substantial majority of our financial results, we expect our operating results and other financial metrics to continue to be largely driven by international performance. For example, certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding accommodations available for reservation on our websites, including hotels, bed and breakfasts, hostels and vacation rentals. Vacation rentals generally consist of, among others, properties categorized as single-unit and multi-unit villas, apartments, "aparthotels" (which are apartments with a front desk and cleaning service) and chalets and are generally self-catered (i.e., include a kitchen), directly bookable properties. The approximately 390,000 vacation rental properties on Booking.com's website as of February 15, 2016 (updated property counts are available on the Booking.com's website) represent approximately 1.9 million instantly bookable and confirmable units within these properties. Many of the newer accommodations we add to our travel reservation services, especially in highly penetrated markets, may have fewer rooms, lower average daily rates ("ADRs") or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts), and therefore may also negatively impact our margins. For example, because a vacation rental is either a single unit or a small collection of independent units, vacation rental properties represent more limited booking opportunities than non-vacation rental properties, which generally have more units to rent per property. Our non-hotel accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors. As we increase our non-hotel accommodation business, these different market characteristics could negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our websites, we expect that our gross bookings growth rate and property growth rate will continue to diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of non-hotel accommodations increases, we expect that the number of reservations per property will likely continue to decrease.

Concerns persist about the outlook for the global economy in general, including the European Union, with recent declines in broad Eurozone economic indicators raising fears about the pace of economic growth and the risk of deflation. In addition, many governments around the world, including the U.S. government and certain European governments, continue to operate at large financial deficits, resulting in high levels of sovereign debt in such countries. Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt at times have had difficulty refinancing their debt. Failure to reach political consensus regarding workable solutions to these issues has resulted in a high level of uncertainty regarding the future economic outlook. This uncertainty, as well as concern over governmental austerity measures including higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates and cancellation rates and weaker trends in hotel ADRs across many regions of the world, particularly in those European countries that appear to be most affected by economic uncertainties. We believe that these business trends are likely impacted by weak economic conditions and sovereign debt concerns. Similarly, while China's economy experienced rapid growth over the past 20 years, growth of the Chinese economy slowed in 2015 and concerns about its future growth have had an adverse impact on financial markets, currency exchange rates and other economies. Disruptions in the economies of such countries could cause, contribute to or be indicative of deteriorating macro-economic conditions, which in turn could negatively affect travel to or from such countries or the travel industry in general and therefore have an adverse impact on our results of operations.

Greece, in particular, has recently faced and continues to face significant economic challenges, in large part due to its high levels of sovereign debt and difficulties refinancing that debt. This may increase the likelihood that Greece, and in turn other countries, could exit the European Union, which could lead to added economic uncertainty and further devaluation or eventual abandonment of the Euro common currency. These and other macro-economic uncertainties, such as sovereign default risk becoming more widespread, declining oil prices and geopolitical tensions, have led to significant volatility in the exchange rate between the Euro, the U.S. Dollar and other currencies. In March 2015, the European Central Bank, in an effort to stimulate the European economy, launched a quantitative easing program to purchase public debt.

As noted earlier, our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. The U.S. Dollar significantly strengthened against the Euro during 2014, moving from an exchange rate of 1.38 U.S. Dollars per Euro as of January 1, 2014 to 1.21 U.S. Dollars per Euro as of December 31, 2014. The U.S. Dollar strengthened further in 2015 to an exchange rate of 1.09 U.S. Dollars per Euro as of December 31, 2015. The U.S. Dollar also strengthened significantly during this time frame as compared to many other currencies. As a result, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins are not significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated 2022 Notes, 2024 Notes and 2027 Notes, and accrued interest thereon, provide a natural hedge of the net assets of certain of our Euro functional currency subsidiaries.

Gross profit from our international operations grew year-over-year on a constant currency basis by approximately 28% for the year ended December 31, 2015 compared to the year ended December 31, 2014, but, as a result of the impact of changes in currency exchange rates, grew 11.6% for the year ended December 31, 2015, as reported in U.S. Dollars. We generally enter into derivative instruments to minimize the impact of short-term currency fluctuations on our consolidated operating results. However, such derivative instruments are short term in nature and not designed to hedge against currency fluctuations that could impact our gross bookings, revenues or gross profit (see Note 5 to the Consolidated Financial Statements for additional information on our derivative contracts).

Significant fluctuations in currency exchange rates, stock markets and oil prices can also impact consumer travel behavior. Consumers traveling from a country whose currency has weakened against other currencies may book lower ADR accommodations, choose to shorten or cancel their international travel plans or choose to travel domestically rather than internationally, any of which could adversely affect our gross bookings, revenues and results of operations, in particular when expressed in U.S. Dollars. For example, the strengthening of the U.S. Dollar relative to the Euro in 2015 resulted in it becoming more expensive for Europeans to travel to the United States. Similarly, dramatic depreciation of the Russian Ruble in 2014 and 2015 resulted in it becoming more expensive for Russians to travel to Europe and most other non-Ruble destinations. In addition, although lower oil prices may lead to increased travel activity as consumers have more discretionary funds and airline fares decrease, recent declines in oil prices and stock market volatility may be indicative of broader macro-economic weakness, which in turn could negatively affect the travel industry and our business.

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

We compete with both online and traditional travel and restaurant reservation and related services. The market for the services we offer is intensely competitive, a trend we expect to continue, and current and new competitors can launch new services at a relatively low cost. We currently, or may potentially in the future, compete with a variety of companies, including:

•	online travel reservation services such as those owned by Expedia (including Travelocity and Orbitz), Ctrip (in which we hold a minority interest), Rakuten, eDreams ODIGEO and Jalan;

•
online accommodation search and/or reservation services, such as Airbnb and HomeAway (which is owned by Expedia), currently focused on vacation rental properties and other non-hotel accommodations, including individually owned properties;

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

•
online travel search and price comparison services (generally referred to as "meta-search" services), such as TripAdvisor, trivago (in which Expedia holds a majority ownership interest), Qunar (which is controlled by Ctrip) and HotelsCombined;

•	online restaurant reservation services, such as TripAdvisor's LaFourchette, Yelp's SeatMe and Zomato; and

•
companies offering new rental car business models or car- or ride-sharing services that affect demand for rental cars, some of which have developed innovative technologies to improve efficiency of point-to-point transportation and extensively utilize mobile platforms, such as Uber, Lyft and Zipcar.

For more detail regarding the competitive trends and risks we face, see Part I Item 1 Business - "Competition" and Part I Item 1A Risk Factors - "Intense competition could reduce our market share and harm our financial performance." and "Consumer adoption and use of mobile devices create new challenges and may enable device companies such as Apple to compete directly with us."

During 2015, Expedia acquired Travelocity, Orbitz and HomeAway. To the extent these acquisitions enhance Expedia's ability to compete with us, in particular in the United States, which is Expedia's, Travelocity's, Orbitz's and HomeAway's largest market, our market share and results of operations could be adversely affected.

Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones and tablets such as the iPad, coupled with the web browsing functionality and development of thousands of useful "apps" available on these devices, is driving substantial online traffic and commerce to mobile platforms.  We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile apps for travel products and other mobile functionality, including proprietary last-minute discounts for accommodation reservations.  Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes.  The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. Further, given the device sizes and technical limitations of tablets and smart phones, mobile consumers may not be willing to download multiple apps from multiple companies providing a similar service and instead prefer to use one or a limited number of apps for their mobile travel and restaurant research and reservation activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important. Our mobile offerings have received generally strong reviews and are driving a material and increasing share of our business. We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile offerings are not used by consumers, we could lose market share to existing competitors or new entrants and our business, future growth and results of operations could be adversely affected.

In addition, we have observed an increase in promotional pricing to closed user groups (such as loyalty program participants or consumers with registered accounts), including through mobile apps. If we are not as effective as our competitors in offering discounted prices to closed user groups or if we are unable to entice members of our competitors' closed user groups to use our services, our ability to grow and compete could be harmed. If we need to fund discounts out of our gross profit, our profitability could be adversely affected. Further, growth in discounted closed user group retail prices for hotel rooms lessens the price difference for members of closed user groups between a retail hotel reservation and an opaque hotel reservation, which we believe has led to fewer consumers using our opaque hotel reservation services. In addition, hotels typically make available only a limited number of hotel rooms for opaque services like those of our priceline.com business, especially during periods of high occupancy. Recent high hotel occupancy levels in the United States (which have had an adverse impact on our access to hotel rooms for our opaque hotel reservation services) and, we believe, the increased use by consumers of discounted closed user group retail prices for hotel rooms have negatively affected our opaque hotel reservation gross profit.

We have established widely used and recognized e-commerce brands through aggressive marketing and promotional campaigns. Both our online and offline advertising expense has increased significantly in recent years, a trend we expect to continue. During 2015, our total online advertising expense was approximately $2.8 billion, primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our websites. We also invested approximately $215 million in offline advertising during that period. We intend to continue a strategy of aggressively promoting brand awareness, primarily through online means although we also intend to increase our offline advertising efforts, including by expanding offline campaigns into additional markets. For example, building on its first offline advertising campaign, which it launched in the United States in 2013, Booking.com has begun offline advertising campaigns in other markets, including Australia, Canada, the United Kingdom, Germany, France, Brazil and Japan. We have observed increased offline advertising by OTCs, meta-search services and travel service providers, particularly in North America, South America and Europe, which may make our offline advertising efforts more expensive and less effective.

Online advertising efficiency, expressed as online advertising expense as a percentage of gross profit, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs-per-click and reduce our online advertising efficiency. From 2011 to 2013, our online advertising expense grew faster than our gross profit due to (1) year-over-year declines in online advertising returns on investment ("ROIs") and (2) brand mix within The Priceline Group as our international brands grew faster than our U.S. brands and spent a higher percentage of gross profit on online advertising. In 2014, these long-term trends continued, but were more than offset by the inclusion of KAYAK and OpenTable because they spend a lower percentage of gross profit on online advertising than our other brands. Also, our consolidated results exclude intercompany advertising by our brands on KAYAK since our acquisition of KAYAK in May 2013. In 2015, online advertising efficiency declined compared to the prior year, mainly due to lower ROIs. If Google changes how it presents travel search results or the manner in which it conducts the auction for placement among search results in a manner that is competitively disadvantageous to us, whether to support its own travel-related services or otherwise, our ability to efficiently generate traffic to our websites could be harmed. See Part I Item 1A Risk Factors - "We rely on online advertising channels to enhance our brand awareness and to generate a significant amount of traffic to our websites." and "Our business could be negatively affected by changes in Internet search engine algorithms and dynamics or traffic-generating arrangements."

The national competition authorities ("NCAs") of many governments have begun investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. Various NCAs, including those in France, Germany, Italy, Austria, Sweden, Ireland and Switzerland, opened investigations of Booking.com's contractual parity arrangements with accommodation providers in those jurisdictions, and a number of other NCAs are looking at these issues. It is uncertain how these issues will finally be resolved. For example, the French, Italian and Swedish NCAs accepted commitments offered by Booking.com to resolve and close their investigations and Booking.com voluntarily implemented these commitments throughout the European Economic Area and Switzerland on July 1, 2015, which resolved the concerns of various other countries. However, in August 2015 France adopted legislation known as the "Macron Law" making price parity agreements illegal, including those that had been approved by the French NCA. For more information on these investigations and their potential effects on our business, see Note 15 to our Consolidated Financial Statements and Part I Item 1A Risk Factors - "As the size of our business grows, we may become increasingly subject to the scrutiny of anti-trust and competition regulators." To the extent that regulatory authorities impose fines or require changes to our business practices or to those currently common to the industry or legislation is enacted with a similar effect, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding any such investigations could adversely affect our brand and therefore our market share and results of operations.

Seasonality

A meaningful amount of our gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. From a cost perspective, we expense the substantial majority of our advertising activities as the expense is incurred, which is typically in the quarter in which reservations are booked. However, we generally do not recognize associated revenue until future quarters when the travel occurs. As a result, we have historically experienced our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of accommodation checkouts for the year for our European and North American businesses. We experience the highest levels of booking and travel consumption for our Asia-Pacific and South American businesses in the first and fourth quarters. As these businesses have generally been growing faster than our European and North American businesses, our operating results for the fourth quarter of the year have become more significant over time as a percentage of full year operating results.

In addition, the date on which certain holidays fall can have an impact on our quarterly results. For example, in 2013 our second quarter year-over-year growth rates in revenue, gross profit, operating income and operating margins were adversely affected by Easter falling in the first quarter instead of the second quarter, as it did in 2012. Conversely, our second quarter 2014 year-over-year growth rates in revenue, gross profit, operating income and operating margins were favorably impacted by Easter falling in the second quarter instead of the first quarter, as it did in 2013. Similarly to 2013, in 2016 Easter will fall in the first quarter instead of the second quarter, and will therefore likely have a positive effect on our first quarter 2016 year-over-year growth rates and a negative effect on our second quarter 2016 year-over-year growth rates as compared to the same periods in 2015 when Easter fell in the second quarter.

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

Other Factors

We believe that our future success depends in large part on our ability to continue to profitably grow our brands worldwide, and, over time, to offer other travel and travel-related services and further expand into other international markets. Factors beyond our control, such as worldwide recession, oil prices, terrorist attacks, unusual weather patterns, natural disasters such as earthquakes, hurricanes, tsunamis, floods and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Zika, Influenza H1N1, avian bird flu, SARS and MERS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities or travel-related accidents, could adversely affect our business and results of operations. For example, our business and operations were negatively impacted by the terror attacks in Paris in November 2015; Hurricane Sandy, which disrupted travel in the northeastern United States in late 2012; a major earthquake, tsunami and nuclear emergency in Japan in 2011; severe flooding in Thailand in October 2011; and disruptive civil unrest in Thailand in 2010 and 2014. In addition, MERS had an adverse impact on our business in northeast Asia in 2015. Future terrorist attacks, natural disasters, health concerns or civil or political unrest could further disrupt our business and operations.

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

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies and estimates are more fully described in Note 2 to the Consolidated Financial Statements. Certain of our accounting policies and estimates are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. On an ongoing basis, we evaluate our estimates, including those related to the items described below. Those estimates are based on, among other things, historical experience, terms of existing contracts, our observance of trends in the travel industry and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies that involve significant estimates and judgments of management include the following:

•
Stock-Based Compensation. We record stock-based compensation expense for equity-based awards over the recipient's service period based upon the grant date fair value of the award. A number of our equity awards have performance targets (a performance "contingency") which, if satisfied, can increase the number of shares issued to the recipients at the end of the performance period or, in certain instances, if not satisfied, reduce the number of shares issued to the recipients, sometimes to zero, at the end of the performance period. The performance periods for our performance based equity awards are typically three years. We record stock-based compensation expense for these performance-based awards based upon our estimate of the probable outcome at the end of the performance period (i.e., the estimated performance against the performance targets). We periodically adjust the cumulative stock-based compensation recorded when the probable outcome for these performance-based awards is updated based upon changes in actual and forecasted operating results. Stock-based compensation for the years ended December 31, 2015, 2014 and 2013 includes charges amounting to $22.6 million, $20.6 million and $24.1 million, respectively, representing the impact of adjusting the estimated probable outcome of unvested performance share units. Our actual performance against the performance targets could differ materially from our estimates.

We record stock-based compensation expense net of estimated forfeitures. In determining the estimated forfeiture rates, we periodically review actual forfeitures. To the extent that actual forfeiture rates differ from current estimates, such amounts are recorded as a cumulative adjustment in the period in which the estimate is revised.

•
Valuation of Goodwill, Long-Lived Assets and Intangibles. The application of the purchase method of accounting for business combinations requires the use of significant estimates and assumptions to determine the fair value of the assets acquired and liabilities assumed. Our estimates of the fair value are based upon assumptions that we believe are reasonable and, when we deem appropriate, include assistance from a third party valuation firm. The purchase price consideration is allocated to the assets acquired and liabilities assumed based on their respective fair values at the acquisition date. The excess of the purchase price consideration over the net of the amounts allocated to the assets acquired and liabilities assumed is recognized as goodwill. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date.

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. As of September 30, 2015, we performed a quantitative test for all of our reporting units using standard valuation techniques and concluded that there was no impairment of goodwill. A substantial portion of our intangibles and goodwill relates to our acquisitions of OpenTable in July 2014 and KAYAK in May 2013. Other than OpenTable, the fair values of our reporting units substantially exceeded their respective carrying values as of September 30, 2015. Since the annual impairment test in September 2015, there have been no events or changes in circumstances to indicate a potential impairment.

As of September 30, 2015, OpenTable’s carrying value was $2.5 billion, of which $1.5 billion relates to goodwill. The fair value of OpenTable slightly exceeded its carrying value as of September 30, 2015. OpenTable’s fair value was determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approaches (EBITDA multiples of comparable publicly-traded companies and for precedent transactions). We also performed sensitivity analysis, calculating estimated fair values using different rates for the weighted-average cost of capital in the income approach and different EBITDA multiples in our market approach. OpenTable’s estimated fair value remained in excess of its carrying value. Since the acquisition, we have invested, and intend to continue to invest, in OpenTable to accelerate its global expansion, increase the value offered to its restaurant partners and enhance the end-to-end experience for consumers across desktop and mobile devices. As expected, these investments resulted in lower OpenTable post-acquisition EBITDA compared to pre-acquisition levels. In addition, the time required to execute these investments has exceeded our initial expectations. Despite the delays, we continue to believe that these investments will result in significant future earnings. Future events and changing market conditions may, however, lead us to reevaluate the assumptions we have used to test for goodwill impairment, including key assumptions regarding OpenTable's expected growth rates and operating margins, as well as other key assumptions with respect to matters outside of our control, such as discount rates, currency exchange rates and market EBITDA comparables. If OpenTable’s investments, in particular its investments in its global expansion efforts, are not successful, there is a substantial likelihood that we would recognize a related goodwill impairment, which could have a material adverse effect on our results of operations.

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

We intend to indefinitely reinvest our foreign undistributed earnings in our non-U.S. operations. At December 31, 2015 and 2014, we had approximately $9.9 billion and $7.3 billion, respectively, of cumulative undistributed international earnings. It is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not indefinitely reinvested.

Recent Accounting Pronouncements: Classification of Deferred Taxes and Presentation of Debt Issuance Costs

In November 2015, the Financial Accounting Standards Board (“FASB”) issued a new accounting update which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This update is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of this update is permitted and an entity may choose to adopt this update on either a prospective or retrospective basis. We adopted this accounting update in the fourth quarter of 2015 and applied it retrospectively to prior periods. See Note 2 to the Consolidated Financial Statements for the impact of adopting this standard.
In April 2015, the FASB issued a new accounting update which changes the presentation of debt issuance costs in our financial statements. Under this new guidance, debt issuance costs, excluding costs associated with a revolving credit facility, will be presented in our balance sheets as a direct deduction from the related debt liability rather than as an asset. This accounting change is consistent with the current presentation under U.S. GAAP for debt discounts and it also converges the guidance under U.S. GAAP with that in the International Financial Reporting Standards ("IFRS"). Debt issuance costs will reduce the proceeds from debt borrowings in our cash flow statement instead of being presented as a separate line in the financing section of that statement. Amortization of debt issuance costs will continue to be reported as interest expense in our income statement. This accounting update does not affect the current accounting guidance for the recognition and measurement of debt issuance costs. This update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. We adopted this accounting update in the fourth quarter of 2015 and applied it retrospectively to prior periods. See Note 2 to our Consolidated Financial Statements for the impact of adopting this standard.

Other Recent Accounting Pronouncements

In January 2016, the FASB issued a new accounting update which amends the guidance on the classification and measurement of financial instruments. Although the accounting update retains many current requirements, it significantly revises accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The accounting update also amends certain fair value disclosures of financial instruments and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the entity’s evaluation of their other deferred tax assets. The update requires entities to carry all investments in equity securities, including other ownership interests such as partnerships, unincorporated joint ventures and limited liability companies at fair value, with fair value changes recognized through net income. This requirement does not apply to investments that qualify for equity method accounting, investments that result in consolidation of the investee or investments in which the entity has elected the practicability exception to fair value measurement. Under current U.S. GAAP, our available-for-sale investments in equity securities with readily identifiable market value are remeasured to fair value each reporting period with changes in fair value recognized in accumulated other comprehensive income (loss). However, under the new accounting literature, fair value adjustments will be recognized through net income and could vary significantly quarter to quarter. For the investments currently accounted for under the cost method, an entity can elect to measure its investments, which do not have a readily determinable fair value, at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Additionally, this accounting update will simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. In addition, this accounting update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at amortized cost in the balance sheet. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption, although allowed in certain circumstances, is not applicable to us.

In September 2015, the FASB issued a new accounting update which simplifies the accounting for measurement-period adjustments to provisional amounts recognized in a business combination. Under this new guidance, an acquirer must recognize these adjustments in the reporting period in which the adjustment amounts are determined. The new accounting guidance also requires an acquirer to present separately on the face of the income statement, or disclose in the notes, the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to provision amounts had been recognized as of the acquisition date. This update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued. We adopted this new accounting standard in the fourth quarter of 2015 and this accounting standard did not have an impact to our consolidated financial statements.

In April 2015, the FASB issued a new accounting update which requires an entity that enters into a cloud computing arrangement to determine if the arrangement contains a software license. The accounting update cites software as a service, platform as a service, infrastructure as a service and other similar hosting arrangements as examples of cloud computing arrangements. A software license arrangement exists if both of the following criteria are met: (1) the customer has a contractual right to take possession of the underlying software without significant penalty and (2) it is feasible for the customer to run the software on their own hardware or to contract with another party unrelated to the vendor to run the software. If the arrangement meets both of these criteria, the customer would need to identify what portion of the cost relates to purchasing the software and what portion relates to paying for the service of hosting the software. The purchased software would be accounted for using the internal-use software guidance and the service costs would be accounted for as an operating expense. If the arrangement does not meet both of the criteria, the cost is an operating expense for a service contract. The guidance in this update does not change the accounting for a service contract. The update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities. We adopted this accounting update in the fourth quarter of 2015 and this accounting update did not have an impact to our consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued a new accounting standard on the recognition of revenue from contracts with customers that is designed to create greater comparability for financial statement users across industries and jurisdictions. The core principle of the standard is that an "entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." Additionally, the new guidance specified the accounting for some costs to obtain or fulfill a contract with a customer. The new standard will also require enhanced disclosures. The accounting standard was initially effective for public entities for annual and interim periods beginning after December 15, 2016. In July 2015, the FASB agreed to defer the effective date of the new revenue standard to annual periods beginning after December 15, 2017 with early adoption permitted as of the original effective date. We are currently evaluating the impact to our consolidated financial statements of adopting this new guidance.

In April 2014, the FASB issued an accounting update which amended the definition of a discontinued operation. The new definition limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity's operations and financial results. The new definition includes an acquired business that is classified as held for sale at the date of acquisition. The accounting update requires new disclosures of both discontinued operations and a disposal of an individually significant component of an entity. The accounting update is effective for annual and interim periods beginning on or after December 15, 2014. We adopted this update in the first quarter of 2015 and this accounting update did not have an impact to our consolidated financial statements.

Results of Operations

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

Operating and Statistical Metrics

Our financial results are driven by certain operating metrics that encompass the booking and other business activity generated by our travel and travel-related services.  Specifically, reservations of accommodation room nights, rental car days and airline tickets capture the volume of units booked by our travel reservation services customers.  Gross bookings is an operating and statistical metric that captures the total dollar value, generally inclusive of taxes and fees, of all travel services booked by our customers, net of cancellations, and is widely used in the travel business.  International gross bookings reflect gross bookings generated principally by our Booking.com, agoda.com and rentalcars.com businesses and U.S. gross bookings reflect gross bookings generated principally by our priceline.com business, in each case regardless of where the consumer resides, where the consumer is physically located while making a reservation or the location of the travel service provider. We follow a similar approach for reporting the international and U.S. revenue and gross profit of those businesses.

Gross bookings resulting from accommodation room nights, rental car days and airline tickets reserved through our international and U.S. operations for the years ended December 31, 2015 and 2014 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	(in millions)
	2015	2014	Change
International	$48,971	$43,639	12.2%
U.S.	6,557	6,661	(1.6)%
Total	$55,528	$50,300	10.4%

Gross bookings increased by 10.4% for the year ended December 31, 2015, compared to the year ended December 31, 2014 (growth on a constant currency basis was approximately 25%), principally due to growth of 24.9% in accommodation room night reservations, 2% growth on a constant currency basis in ADRs and growth of 15.6% in rental car day reservations, partially offset by the impact foreign exchange rate fluctuations. International gross bookings grew by 12.2% for the year ended December 31, 2015 compared to the year ended December 31, 2014 (growth on a constant currency basis was approximately 28%). International gross bookings growth on a constant currency basis was primarily attributable to growth in accommodation room night reservations for our Booking.com and agoda.com businesses, as well as international ADR growth on a constant currency basis and growth in rental car day reservations for our rentalcars.com business.  The U.S. Dollar significantly strengthened against the Euro during 2015, moving from an exchange rate of 1.21 U.S. Dollars per Euro as of January 1, 2015 to 1.09 U.S. Dollars per Euro as of December 31, 2015. The U.S. Dollar has also strengthened against many other currencies since January 1, 2015. We therefore believe that unit growth rates and total gross bookings, international gross bookings and gross profit growth on a constant currency basis, excluding the impact of foreign exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

U.S. gross bookings decreased by 1.6% for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to declines in gross bookings by priceline.com's retail airline ticket service (due to lower airfares), Name Your Own Price® reservation services and vacation package reservation service, partially offset by increases in gross bookings by priceline.com's retail hotel and rental car reservation services and priceline.com's Express Deals® hotel reservation service. Travel service providers typically provide a limited amount of availability to opaque services like those of priceline.com, especially during periods of healthy travel demand. As a result, the recent healthy travel environment (which has had an adverse impact on our access to opaque availability) and the increased use by consumers of discounted closed user group prices for hotel rooms have negatively affected our opaque reservation services.

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the years ended December 31, 2015 and 2014 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	(in millions)
	2015	2014	Change
Agency	$47,969	$42,892	11.8%
Merchant	7,559	7,409	2.0%
Total	$55,528	$50,300	10.4%

Agency gross bookings are derived from travel-related transactions where we are not the merchant of record and merchant gross bookings are derived from services where we are the merchant of record. Agency gross bookings increased 11.8% for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to growth in gross bookings from Booking.com agency accommodation room night reservations, as well as growth in gross bookings by priceline.com and rentalcars.com agency retail rental car reservation services, and priceline.com and agoda.com agency retail hotel reservation services, partially offset by lower retail airfares. Merchant gross bookings increased 2.0% for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to increases in gross bookings by merchant retail hotel reservation services for Booking.com and priceline.com, rentalcars.com's rental car reservation service, and priceline.com's Express Deals® hotel reservation service as well as the inclusion of our Rocketmiles hotel reservation service since its acquisition in February 2015. These increases were partially offset by declines in gross bookings by priceline.com's Name Your Own Price® reservation services and the impact of the stronger U.S. Dollar on agoda.com's merchant retail hotel reservation service. The U.S. Dollar was significantly stronger against the Euro and many other currencies throughout 2015 compared to 2014, which significantly adversely affected the growth of our agency and merchant gross bookings, expressed in U.S. Dollars.

Accommodation room nights, rental car days and airline tickets reserved through our services for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
	(in millions)
	2015	2014	Change
Room Nights	432.3	346.0	24.9%
Rental Car Days	59.9	51.8	15.6%
Airline Tickets	7.7	7.8	(1.6)%

Accommodation room night reservations increased by 24.9% for the year ended December 31, 2015, compared to the year ended December 31, 2014, due to an increase in Booking.com, agoda.com and priceline.com accommodation room night reservations and the inclusion of Rocketmiles accommodation room night reservations since its acquisition in February 2015. Booking.com included over 850,000 properties on its website as of February 15, 2016, which included approximately 390,000 vacation rental properties (updated property counts are available on the Booking.com website), compared to over 635,000 properties (including approximately 269,000 vacation rental properties) a year ago. In September 2015, Booking.com changed the way it calculates property counts. As a result, properties that are contracted with Booking.com but temporarily do not have availability on Booking.com (for example properties that are closed during their off-peak season or for renovations) will remain included in Booking.com's property counts during these temporary periods. Booking.com previously excluded properties that were temporarily unavailable for booking. We believe that continuously including them provides a more consistent and useful property count.

Rental car day reservations increased by 15.6% for the year ended December 31, 2015, compared to the year ended December 31, 2014, due to an increase in price-disclosed rental car day reservations for rentalcars.com and priceline.com, partially offset by a decline in priceline.com's Name Your Own Price® rental car day reservations.

Airline ticket reservations decreased by 1.6% for the year ended December 31, 2015, compared to the year ended December 31, 2014, due to a decline in priceline.com's Name Your Own Price® airline ticket reservations.

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

•
Merchant revenues are derived from services where we are the merchant of record and therefore charge the customer's credit card for the travel services provided. Merchant revenues include (1) transaction net revenues (i.e., to the extent applicable, the amount charged to a customer, less the amount charged to us by travel service providers) in connection with (a) the accommodation reservations provided through our merchant price-disclosed hotel reservation services at agoda.com, priceline.com and Booking.com and (b) the reservations provided through our merchant rental car service at rentalcars.com and Express Deals® reservation services at priceline.com; (2) transaction revenues representing the price of Name Your Own Price® hotel, rental car and airline ticket reservations and vacation packages charged to a customer (with a corresponding travel service provider cost recorded in cost of revenues); (3) customer processing fees charged in connection with (a) priceline.com's Express Deals® and Name Your Own Price® reservation services and (b) merchant retail hotel reservation services at priceline.com and agoda.com; and (4) ancillary fees, including damage excess waiver and travel insurance fees and GDS reservation booking fees related to certain of the services listed above.

•
Advertising and other revenues are derived primarily from (1) revenues earned by KAYAK for (a) sending referrals to OTCs and travel service providers and (b) advertising placements on KAYAK's websites and mobile apps; (2) revenues earned by OpenTable for (a) reservation fees (reservation fees paid by restaurants for diners seated through OpenTable's online reservation service) and (b) subscription fees earned by OpenTable for restaurant reservation management services; (3) revenues earned by priceline.com for advertising on its websites; and (4) revenues generated by Booking.com's BookingSuite branded accommodation marketing and business analytics services. Revenue from KAYAK is net of intercompany revenues earned by KAYAK from other Priceline Group brands.

	Year Ended December 31,
	(in thousands)
	2015	2014	Change
Agency Revenues	$6,527,898	$5,845,802	11.7%
Merchant Revenues	2,082,973	2,186,054	(4.7)%
Advertising and Other Revenues	613,116	410,115	49.5%
Total Revenues	$9,223,987	$8,441,971	9.3%

Agency Revenues

Agency revenues for the year ended December 31, 2015 increased 11.7% compared to the year ended December 31, 2014, primarily as a result of growth in the business of Booking.com, the agency rental car businesses of rentalcars.com and priceline.com and the agency hotel businesses of priceline.com and agoda.com. The U.S. Dollar was significantly stronger against the Euro and many other currencies throughout 2015 compared to 2014, which significantly adversely affected the growth of our agency revenues, expressed in U.S. Dollars.

Merchant Revenues

Merchant revenues for the year ended December 31, 2015 decreased 4.7% compared to the year ended December 31, 2014, primarily due to decreases in revenues from priceline.com's Name Your Own Price® hotel, airline ticket and rental car reservation services, partially offset by increases in our merchant price-disclosed hotel and rental car businesses. Our priceline.com Name Your Own Price® reservation services, which declined year-over-year, are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues. Our other merchant revenues, which in total grew year-over-year, are recorded in revenue "net" of travel service provider costs. As a result, changes in Name Your Own Price® reservation revenue disproportionately affect merchant revenues as compared to our other merchant revenues. We therefore believe that gross profit is an important measure of evaluating growth in our business. The U.S. Dollar was significantly stronger against the Euro and many other currencies throughout 2015 compared to 2014, which significantly adversely affected the growth of our merchant revenues, expressed in U.S. Dollars.

Advertising and Other Revenues

Advertising and other revenues during the year ended December 31, 2015 consisted primarily of advertising revenues, restaurant reservation revenues and subscription revenues for restaurant reservation management services.  Advertising and other revenues for the year ended December 31, 2015 increased 49.5% compared to the year ended December 31, 2014, primarily as a result of the inclusion of a full year of OpenTable revenues in 2015 compared to only a partial year's results in 2014, as well as growth in our KAYAK business.

Cost of Revenues

	Year Ended December 31,
	(in thousands)
	2015	2014	Change
Cost of Revenues	$632,180	$857,841	(26.3)%

For the year ended December 31, 2015, cost of revenues consisted primarily of: (1) the cost paid to travel service providers for priceline.com's Name Your Own Price® and vacation package reservation services, net of applicable taxes and charges; and (2) fees paid to third parties by KAYAK and priceline.com to return travel itinerary information for consumer search queries. Cost of revenues for the year ended December 31, 2015 decreased by 26.3%, compared to the year ended December 31, 2014, primarily due to a decrease in priceline.com's Name Your Own Price® reservation services. For the year ended December 31, 2015, cost of revenue benefited from a reversal of previously accrued travel transaction taxes of $16.4 million (including estimated interest and penalties) recorded in the first quarter of 2015 related to a favorable ruling in the State of Hawaii. In addition, for the year ended December 31, 2015, we recognized a net reduction in cost of revenue in the third quarter of 2015 of $13.7 million related to travel transaction taxes, principally due to a cash refund from the State of Hawaii for the aforementioned favorable ruling.

Agency revenues have no cost of revenue. Agency revenues principally consist of travel commissions on accommodation reservations.

Gross Profit

	Year Ended December 31,
	(in thousands)
	2015	2014	Change
Gross Profit	$8,591,807	$7,584,130	13.3%
Gross Margin	93.1%	89.8%

Total gross profit for the year ended December 31, 2015 increased by 13.3% compared to the year ended December 31, 2014 (growth on a constant currency basis was approximately 27%), primarily as a result of the increased revenue discussed above.  Total gross margin (gross profit as a percentage of total revenue) increased during the year ended December 31, 2015, compared to the year ended December 31, 2014, because our revenues are disproportionately affected by priceline.com's Name Your Own Price® reservation services. Name Your Own Price® revenues are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues, and in the year ended December 31, 2015 these revenues represented a smaller percentage of total revenues than in the year ended December 31, 2014. Our price-disclosed reservation services, which are recorded in revenue "net" of travel service provider costs, have been growing faster than priceline.com's Name Your Own Price® reservation services. As a result, we believe that gross profit is an important measure for evaluating growth in our business.

Our international operations accounted for approximately $7.4 billion of our gross profit for the year ended December 31, 2015, compared to $6.6 billion for the year ended December 31, 2014. Gross profit attributable to our international operations increased by 11.6% for the year ended December 31, 2015 compared to the year ended December 31, 2014 (growth on a constant currency basis was approximately 28%). Gross profit attributable to our U.S. businesses increased by 25.0% for the year ended December 31, 2015, compared to the year ended December 31, 2014. Gross profit for the year ended December 31, 2015 was positively impacted by the inclusion of OpenTable, which benefited year-over-year comparisons through the anniversary of the acquisition on July 24, 2015. In addition, gross profit for the year ended December 31, 2015 was positively impacted by a reversal of previously accrued travel transaction taxes of $16.4 million (including estimated interest and penalties) recorded in the first quarter of 2015 related to a favorable ruling in the State of Hawaii. Gross profit for the year ended December 31, 2015 was also positively impacted by a net reduction in cost of revenue in the third quarter of 2015 of $13.7 million related to travel transaction taxes, principally due to a cash refund from the State of Hawaii for the aforementioned favorable ruling.

The U.S. Dollar was significantly stronger against the Euro and many other currencies throughout 2015 compared to 2014. At these exchange rates, the growth of our total and international gross bookings, expressed in U.S. Dollars, was significantly adversely impacted in 2015.

Operating Expenses

Advertising

	Year Ended December 31,
	(in thousands)
	2015	2014	Change
Online Advertising	$2,797,237	$2,360,221	18.5%
% of Total Gross Profit	32.6%	31.1%
Offline Advertising	$214,685	$231,309	(7.2)%
% of Total Gross Profit	2.5%	3.0%

Online advertising expenses consist primarily of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) banner, pop-up and other Internet and mobile advertisements. For the year ended December 31, 2015, online advertising expenses increased 18.5%, compared to the year ended December 31, 2014, primarily due to increased spending on online performance marketing to generate increased gross bookings. Online advertising as a percentage of gross profit for the year ended December 31, 2015 benefited from the inclusion of OpenTable because OpenTable spends a lower percentage of gross profit on online advertising relative to our other brands. In addition, the share of our business coming directly to our websites with no associated online advertising expense increased during the year ended December 31, 2015 compared to the year ended December 31, 2014. These favorable impacts were more than offset for the year ended December 31, 2015 by a year-over-year decline in advertising ROIs.

Offline advertising expenses are primarily related to our Booking.com, KAYAK and priceline.com businesses and primarily consist of television advertising. For the year ended December 31, 2015, offline advertising decreased 7.2% compared to the year ended December 31, 2014, primarily due to lower spending at KAYAK and, to a lesser extent, priceline.com.

Sales and Marketing

	Year Ended December 31,
	(in thousands)
	2015	2014	Change
Sales and Marketing	$353,221	$310,910	13.6%
% of Total Gross Profit	4.1%	4.1%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) customer relations costs; (4) public relations costs; (5) provisions for bad debt, primarily related to agency accommodation commission receivables; and (6) provisions for credit card chargebacks. For the year ended December 31, 2015, sales and marketing expenses, which are substantially variable in nature, increased compared to the year ended December 31, 2014 due primarily to increased gross booking volumes, customer relations costs and the inclusion of a full year of OpenTable's results as compared to only a partial year's results in 2014.

Personnel

	Year Ended December 31,
	(in thousands)
	2015	2014	Change
Personnel	$1,166,226	$950,191	22.7%
% of Total Gross Profit	13.6%	12.5%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes and employee health benefits. Personnel expenses increased during the year ended December 31, 2015, compared to the year ended December 31, 2014, due primarily to increased headcount to support the growth of our businesses. Additionally, the inclusion of a full year of OpenTable's results in our 2015 consolidated results as compared to only a partial year's results in 2014 contributed to the increase in personnel expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014.

General and Administrative

	Year Ended December 31,
	(in thousands)
	2015	2014	Change
General and Administrative	$415,420	$352,869	17.7%
% of Total Gross Profit	4.8%	4.7%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) personnel-related expenses such as travel, recruiting and training expenses; and (3) fees for outside professionals, including litigation expenses. General and administrative expenses increased during the year ended December 31, 2015, compared to the year ended December 31, 2014, due to higher occupancy and office expenses related to the expansion of our international businesses and higher personnel-related expenses related to increased headcount in all of our businesses. Additionally, the inclusion of a full year of OpenTable's results in our 2015 consolidated results as compared to only a partial year's results in 2014 contributed to the increase in general and administrative expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Information Technology

	Year Ended December 31,
	(in thousands)
	2015	2014	Change
Information Technology	$113,617	$97,498	16.5%
% of Total Gross Profit	1.3%	1.3%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) data communications and other expenses associated with operating our services; (3) outsourced data center costs; and (4) payments to outside consultants. Information technology expense increased during the year ended December 31, 2015, compared to the year ended December 31, 2014, due primarily to growth in our worldwide operations. Additionally, the inclusion of a full year of OpenTable's results in our 2015 consolidated results as compared to only a partial year's results in 2014 contributed to the increase in information technology expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Depreciation and Amortization

	Year Ended December 31,
	(in thousands)
	2015	2014	Change
Depreciation and Amortization	$272,494	$207,820	31.1%
% of Total Gross Profit	3.2%	2.7%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation on computer equipment; (3) depreciation of internally developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. For the year ended December 31, 2015, depreciation and amortization expense increased, compared to the year ended December 31, 2014, due primarily to increased intangible amortization from the OpenTable acquisition and increased depreciation expense due to capital expenditures for additional data center capacity and office build-outs to support growth and geographic expansion, principally related to our Booking.com business. Additionally, the inclusion of OpenTable in our consolidated results since its acquisition on July 24, 2014 contributed to the increase in depreciation expense for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Other Income (Expense)

	Year Ended December 31,
	(in thousands)
	2015	2014	Change
Interest Income	$55,729	$13,933	300.0%
Interest Expense	(160,229)	(88,353)	81.4%
Foreign Currency Transactions and Other	(26,087)	(9,444)	176.2%
Total	$(130,587)	$(83,864)	55.7%

For the year ended December 31, 2015, interest income on cash and marketable securities increased compared to the year ended December 31, 2014, primarily due to an increase in the average invested balance and higher yields. Interest expense increased for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to interest expense attributable to our Senior Notes issued in August 2014, September 2014, March 2015 and November 2015, partially offset by the maturity of our 1.25% Convertible Senior Notes in March 2015. See Note 10 to our Consolidated Financial Statements.

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operating results into U.S. Dollars upon consolidation resulted in foreign exchange losses of $6.6 million for the year ended December 31, 2015 compared to foreign exchange gains of $13.7 million for the year ended December 31, 2014, and are recorded in "Foreign currency transactions and other" in the Consolidated Statements of Operations.

Foreign exchange transaction losses, including costs related to foreign exchange transactions, resulted in losses of $21.0 million for the year ended December 31, 2015, which includes approximately $5.7 million of hedging cost and a foreign exchange loss recorded in the fourth quarter of 2015 related to the devaluation of the Argentine Peso, compared to foreign exchange losses of $17.6 million for the year ended December 31, 2014, and are recorded in "Foreign currency transactions and other" in the Consolidated Statements of Operations.

For the year ended December 31, 2015, we recognized $2.2 million of net realized gains related to investments, which are recorded in "Foreign currency transactions and other" in the Consolidated Statement of Operations.

The conversion of our convertible debt prior to maturity in the year ended December 31, 2014 resulted in non-cash losses of $6.3 million, which are recorded in "Foreign currency transactions and other" in the Consolidated Statement of Operations.

Income Taxes

	Year Ended December 31,
	(in thousands)
	2015	2014	Change
Income Tax Expense	$576,960	$567,695	1.6%

Our effective tax rates for the years ended December 31, 2015 and 2014 were 18.4% and 19.0%, respectively. Our effective tax rate differs from the U.S. federal statutory tax rate of 35%, due to lower tax rates outside the United States, partially offset by U.S. state income taxes and certain non-deductible expenses. Our effective tax rate was lower for the year ended December 31, 2015, compared to the year ended December 31, 2014, due to an increased proportion of our income being taxed at lower international tax rates. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings during the year ended December 31, 2015 and 2014 qualified for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those periods. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not "innovative" or for any other reason, would substantially increase our effective tax rate and adversely impact our results of operations.

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

We will be subject to increased income taxes in the event that our cash balances held outside the United States are remitted to the United States. As of December 31, 2015, we held approximately $9.8 billion of cash, cash equivalents, short-term investments and long-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our international operations. If our cash balances outside the United States continue to grow and our ability to reinvest those balances outside the United States diminishes, under U.S. GAAP we will be obligated to record additional income tax expense in the United States with respect to our unremitted international earnings. We would not make additional income tax payments unless we were to actually repatriate our international cash to the United States. We would pay only U.S. federal alternative minimum tax and certain U.S. state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. This could result in us being subject to a cash income tax liability on the earnings of our U.S. businesses sooner than would otherwise have been the case.

Results of Operations

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Operating and Statistical Metrics

Gross bookings resulting from accommodation room nights, rental car days and airline tickets reserved through our international and U.S. operations for the years ended December 31, 2014 and 2013 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	(in millions)
	2014	2013	Change
International	$43,639	$33,300	31.0%
U.S.	6,661	5,873	13.4%
Total	$50,300	$39,173	28.4%

Gross bookings increased by 28.4% for the year ended December 31, 2014, compared to the year ended December 31, 2013 (growth on a constant currency basis was approximately 30%), principally due to growth of 27.9% in accommodation room night reservations, 3% growth on a constant currency basis in ADRs, growth of 18.1% in rental car day reservations and 12.0% growth in airline ticket reservations. International gross bookings grew by 31.0% (growth on a constant currency basis was approximately 33%) for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily as a result of growth in accommodation room night reservations for our Booking.com and agoda.com businesses, as well as growth in rental car day reservations for our rentalcars.com business.  The U.S. Dollar significantly strengthened against the Euro during 2014, moving from an exchange rate of 1.38 U.S. Dollars per Euro as of January 1, 2014 to 1.21 U.S. Dollars per Euro as of December 31, 2014. The U.S. Dollar has also strengthened against many other currencies since January 1, 2014. We therefore believe that unit growth rates and total gross bookings, international gross bookings and gross profit growth on a constant currency basis, excluding the impact of foreign exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

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

Total gross profit for the year ended December 31, 2014 increased by 32.7% compared to the year ended December 31, 2013 (growth on a constant currency basis was approximately 34%), primarily as a result of the increased revenue discussed above.  Total gross margin (gross profit expressed as a percentage of total revenue) increased during the year ended December 31, 2014, compared to the year ended December 31, 2013, because our revenues are disproportionately affected by priceline.com's Name Your Own Price® reservation services. Name Your Own Price® revenues are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues, and in the year ended December 31, 2014 these revenues represented a smaller percentage of total revenues than in the year ended December 31, 2013. Our retail and semi-opaque reservation services, which are recorded in revenue "net" of travel provider cost have been growing faster than priceline.com's Name Your Own Price® reservation services. As a result, we believe that gross profit is an important measure to evaluate growth in our business. Our international operations accounted for approximately $6.6 billion of our gross profit for the year ended December 31, 2014, which compares to $5.0 billion for the year ended December 31, 2013. Gross profit attributable to our international operations increased, on a constant currency basis, by approximately 34% for the year ended December 31, 2014 compared to the year ended December 31, 2013. Gross profit attributable to our U.S. businesses increased by approximately 35.4% for the year ended December 31, 2014, compared to the year ended December 31, 2013. Gross profit for the year ended December 31, 2014 was positively impacted by the inclusion of OpenTable and KAYAK since their acquisitions on July 24, 2014 and May 21, 2013, respectively. Gross profit for the year ended December 31, 2013 was negatively impacted by an accrual recorded in the first quarter of 2013 of approximately $20.5 million (including estimated interest and penalties) for travel transaction taxes, principally related to unfavorable rulings in the State of Hawaii and the District of Columbia, partially offset by a credit in the fourth quarter of 2013 of $6.3 million, principally related to a favorable agreement and ruling in the District of Columbia.

Operating Expenses

Advertising

	Year Ended December 31,
	(in thousands)
	2014	2013	Change
Online Advertising	$2,360,221	$1,798,645	31.2%
% of Total Gross Profit	31.1%	31.5%
Offline Advertising	$231,309	$127,459	81.5%
% of Total Gross Profit	3.0%	2.2%

Online advertising expenses primarily consist of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) banner, pop-up and other Internet and mobile advertisements. For the year ended December 31, 2014, online advertising expenses increased 31.2%, compared to the year ended December 31, 2013, primarily to generate increased gross bookings. Online advertising as a percentage of gross profit for the year ended December 31, 2014 benefited from the inclusion of KAYAK and OpenTable because they spend a lower percentage of gross profit on online advertising than our other brands. Also, our consolidated results exclude intercompany advertising by our brands on KAYAK since the acquisition on May 21, 2013. In addition, the share of our business coming directly to our websites with no associated online advertising expense increased during the year ended December 31, 2014. These favorable impacts were almost entirely offset for the year ended December 31, 2014 by (1) a year-over-year decline in advertising ROIs and (2) brand mix within The Priceline Group as Booking.com, agoda.com and rentalcars.com grew faster than priceline.com and typically spend a higher percentage of gross profit on online advertising.

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

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operating results into U.S. Dollars upon consolidation resulted in foreign exchange gains of $13.7 million for the year ended December 31, 2014 compared with foreign exchange gains of $0.3 million for the year ended December 31, 2013, which are recorded in "Foreign currency transactions and other" in the Consolidated Statements of Operations.

Foreign exchange transaction losses, including costs related to foreign exchange transactions, of $17.6 million for the year ended December 31, 2014, compared to foreign exchange transaction losses of $10.2 million for the year ended December 31, 2013, are recorded in "Foreign currency transactions and other" in the Consolidated Statements of Operations.

During the year ended December 31, 2014, we delivered cash of $122.9 million to repay the aggregate principal amount and issued 300,256 shares of our common stock and paid cash of $2.2 million in satisfaction of the conversion value in excess of the principal amount associated with our 1.25% Convertible Senior Notes due March 2015 that were converted prior to maturity. The conversion of our convertible debt prior to maturity resulted in a non-cash loss of $6.3 million for the year ended December 31, 2014, compared to a non-cash loss of $26.7 million for the year ended December 31, 2013, which is recorded in "Foreign currency transactions and other" in the Consolidated Statements of Operations.

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

According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings during the years ended December 31, 2014 and 2013 qualified for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those periods.

Redeemable Noncontrolling Interests

	Year Ended December 31,
	(in thousands)
	2014	2013	Change
Net Income Attributable to Noncontrolling Interests	$—	$135	NA

We purchased the remaining outstanding shares underlying the redeemable noncontrolling interests in April 2013.

Liquidity and Capital Resources

As of December 31, 2015, we had $10.6 billion in cash, cash equivalents, short-term investments and long-term investments. Approximately $9.8 billion is held by our international subsidiaries and is denominated primarily in U.S. Dollars, Euros and, to a lesser extent, British Pounds Sterling and other currencies. We currently intend to indefinitely reinvest these funds outside of the United States. If we repatriate cash to the United States, we would utilize our net operating loss carryforwards and beyond that amount incur additional tax payments in the United States. Cash equivalents, short-term investments and long-term investments are comprised of U.S. and foreign corporate bonds, U.S. and foreign government securities, high-grade commercial paper, U.S. government agency securities, Ctrip American Depositary Shares ("ADSs") and bank deposits.

On May 26, 2015, we invested $250 million in five-year senior convertible notes issued at par by Ctrip.com International Ltd. ("Ctrip"). On December 11, 2015, we invested $500 million in a ten-year senior convertible note issued at par value by Ctrip. During 2015, we invested an additional $208.4 million in Ctrip ADSs.

In June 2015, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. Borrowings under the revolving credit facility will bear interest, at our option, at a rate per annum equal to either (i) the adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 0.875% to 1.50%; or the greatest of (a) Bank of America, N.A.'s prime lending rate, (b) the federal funds rate plus 0.5%, and (c) an adjusted LIBOR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.00% to 0.50%. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.085% to 0.20%.

The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of December 31, 2015, there were no borrowings outstanding and approximately $2.5 million of letters of credit issued under the facility.

During the year ended December 31, 2015, we repurchased 2,539,921 shares of our common stock for an aggregate cost of $3.1 billion. As of December 31, 2015, there was no remaining authorization from our Board of Directors to purchase our common stock.

In the first quarter of 2016, the Board of Directors authorized a program allowing us to purchase of up to $3.0 billion of our common stock. We may from time to time make repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital and other factors. We expect to use cash on hand and generated by our operations in the United States to fund our share repurchases. We may also utilize our revolving credit facility or raise funds through the debt capital markets to fund share repurchases.

In September 2015, we paid $18.4 million to settle a contingent liability related to an acquisition. The portion of the payment related to the acquisition-date estimated fair value of $10.7 million is shown as a financing activity and the remaining portion of the payment for $7.7 million, which was charged to general and administrative expenses as a fair value adjustment, is included as an operating activity in the Consolidated Statement of Cash Flows for the year ended December 31, 2015.

In March 2015, we issued Senior Notes due 2027 for an aggregate principal amount of 1.0 billion Euros, with an interest rate of 1.8%. Interest on the notes is payable annually on March 3, beginning March 3, 2016. In addition, in March 2015, we issued $500 million aggregate principal amount of Senior Notes due 2025, with an interest rate of 3.65%. Interest on the 2025 Notes is payable semi-annually on March 15 and September 15, beginning September 15, 2015. In November 2015, we issued Senior Notes due 2022 for an aggregate principal amount of 750 million Euros, with an interest rate of 2.15%. Interest on the 2022 Notes is payable annually on November 25, beginning November 25, 2016. The net proceeds of these notes were used for general corporate purposes. See Note 10 to the Consolidated Financial Statements for further details on these notes.

In March 2015, in connection with the maturity or conversion prior to maturity of the remaining outstanding 1.25% Convertible Senior Notes due March 15, 2015, we paid $37.5 million to satisfy the aggregate principal amount due and paid an additional $110.1 million in satisfaction of the conversion value in excess of the principal amount.

Our merchant transactions are structured such that we collect cash up front from consumers and then we pay most of our travel service providers at a subsequent date. We therefore tend to experience significant swings in accounts receivable, deferred merchant bookings and travel service provider payables seasonally depending on the absolute level of our merchant transactions during the last few weeks of every quarter.

Net cash provided by operating activities for the year ended December 31, 2015, was $3.1 billion, resulting from net income of $2.6 billion and a favorable impact of $558.9 million for non-cash items not affecting cash flows, partially offset by net unfavorable changes in working capital and other assets and liabilities of $8.0 million. The changes in working capital for the year ended December 31, 2015, were primarily related to a $166.2 million increase in accounts payable, accrued expenses and other current liabilities, offset by a $68.7 million increase in accounts receivable and $81.6 million increase in prepaid expenses and other current assets. The increase in these working capital balances was primarily related to increases in business volumes. Non-cash items were primarily associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount and deferred income taxes.

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

Net cash used in investing activities was $3.9 billion for the year ended December 31, 2015. Investing activities for the year ended December 31, 2015 were affected by net purchases of investments of $3.6 billion, $140.3 million used for acquisitions, net of cash acquired, partially offset by net proceeds of $5.2 million for the settlement of foreign currency contracts. Net cash used in investing activities was $2.3 billion for the year ended December 31, 2014. Investing activities for the year ended December 31, 2014 were affected by payments of $2.5 billion for acquisitions, net of cash acquired, and net cash payments of $80.3 million for the settlement of foreign currency contracts slightly offset by net sales of investments of $350.3 million and a change in restricted cash of $9.3 million. Cash invested in the purchase of property and equipment was $173.9 million and $131.5 million in the years ended December 31, 2015 and 2014, respectively. The increase in 2015 was related to additional data center capacity and new offices to support growth and geographic expansion, principally related to our Booking.com business.

Net cash used in financing activities was $730.0 million for the year ended December 31, 2015. Cash used in financing activities for the year ended December 31, 2015 primarily consisted of treasury stock purchases of $3.1 billion, payments of $147.6 million related to the conversion of Senior Notes and payment of $10.7 million related to the settlement of the acquisition-date estimated contingent liability related to an acquisition, primarily offset by the total proceeds of $2.4 billion from the issuance of Senior Notes, excess tax benefits on stock-based awards of $101.5 million and the exercise of employee stock options of $20.9 million. Net cash provided by financing activities was approximately $1.4 billion for the year ended December 31, 2014. Cash provided by financing activities for the year ended December 31, 2014 primarily consisted of total proceeds of $2.3 billion from the issuance of Convertible Senior Notes and Euro denominated Senior Notes, excess tax benefits on stock-based awards of $23.4 million and the exercise of employee stock options of $16.4 million, partially offset by treasury stock purchases of $750.4 million and payments of $125.1 million related to the conversion of Senior Notes.

Contingencies

French tax authorities recently concluded an audit that started in 2013 of the years 2003 through 2012 to determine whether Booking.com is in compliance with its tax obligations in France, and Booking.com received a formal assessment in December 2015.  While we believe that Booking.com has been, and continues to be, in compliance with French tax law, as a result of the audit the French tax authorities claim that Booking.com has a permanent establishment in France and seek to recover unpaid income taxes and VAT of approximately 356 million Euros, the majority of which would represent penalties and interest.  We intend to contest any such assessment. If we are unable to resolve the matter with the French authorities, we would expect to challenge the assessment in the French courts. In order to contest the assessment in court, we may be required to pay, upfront, the full amount or a significant part of any such assessment, though any such payment would not constitute an admission by us that we owe the taxes. French authorities may decide to also audit subsequent tax years, which could result in additional assessments. See Part I Item IA Risk Factors - "We may have exposure to additional tax liabilities."
A number of U.S. jurisdictions have initiated lawsuits against online travel companies, including us, related to, among other things, the payment of travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.). In addition, a number of U.S. states, counties and municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes. For additional information, see Note 15 to the Consolidated Financial Statements and Part I Item 1A Risk Factors - "Adverse application of state and local tax laws could have an adverse effect on our business and results of operations" in this Annual Report.

As a result of this litigation and other attempts by U.S. jurisdictions to levy similar taxes, we have established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $27 million at December 31, 2015 compared to approximately $52 million at December 31, 2014. A March 2015 ruling by the Hawaii Supreme Court significantly reduced our (and other OTCs') liability and as a result we reduced our accrual for travel transaction taxes (including estimated interest and penalties) by $16.4 million with a corresponding reduction to cost of revenues in the first quarter of 2015. The accrual is based on our estimate of the probable cost of resolving these issues. Our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made. If we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash we believe that it would not have a material impact on our liquidity.

The following table represents our material contractual obligations and commitments as of December 31, 2015 (see Note 15 to the Consolidated Financial Statements):

	Payments due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$465,528	$92,552	$151,874	$114,243	$106,859
Senior Notes(1)	7,347,065	103,658	1,202,315	1,185,565	4,855,527
Revolving credit facility(2)	11,926	3,146	5,049	3,731	—
Earnout - acquisition	9,170	—	—	9,170	—
Total(3)	$7,833,689	$199,356	$1,359,238	$1,312,709	$4,962,386

(1)
Represents the aggregate principal amount of our Senior Notes outstanding as of December 31, 2015 and cumulative interest to maturity of $858 million.  Convertible debt does not reflect the market value in excess of the outstanding principal amount because we can settle the conversion premium amount in cash or shares of common stock at our option. See Note 10 to the Consolidated Financial Statements.

(2)	Represents fees on uncommitted funds and outstanding letters of credit as of December 31, 2015.

(3)
We reported "Other long-term liabilities" of $135 million on the Consolidated Balance Sheet at December 31, 2015, of which approximately $43 million related to deferred rents, approximately $42 million related to unrecognized tax benefits (see Note 14 to the Consolidated Financial Statements) and approximately $27 million related to our accrual for the potential resolution of issues related to travel transaction taxes (see Note 15 to the Consolidated Financial Statements).  A variety of factors could affect the timing of payments for the liabilities related to travel transaction taxes and unrecognized tax benefits.  We believe that these matters will likely not be resolved in the next twelve months and accordingly we have classified the estimated liability as non-current in the Consolidated Balance Sheet.  Therefore, we have excluded long-term liabilities of $126 million from the contractual obligations table above because we cannot reasonably estimate the timing of such payments or the liability related to deferred rents, which represents the difference in rent expense recognized in the income statements and rent payments related to operating leases.

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

Off-Balance Sheet Arrangements.

As of December 31, 2015, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We did not experience any material changes in interest rate exposures during the year ended December 31, 2015. Based upon economic conditions and leading market indicators at December 31, 2015, we do not foresee a significant adverse change in interest rates in the near future.

Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available-for-sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis point (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of December 31, 2015 of approximately $135.1 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of December 31, 2015, the outstanding aggregate principal amount of our debt was approximately $6.5 billion. We estimate that the market value of such debt was approximately $7.0 billion as of December 31, 2015. A substantial portion of the market value of our debt in excess of the outstanding principal amount is related to the conversion premium on our outstanding convertible notes.

We conduct a significant portion of our business outside the United States through subsidiaries with functional currencies other than the U.S. Dollar (primarily Euros). As a result, we face exposures to adverse movements in currency exchange rates as the operating results of our international operations are translated from local currency into U.S. Dollars upon consolidation. If the U.S. Dollar weakens against the local currency, the translation of these foreign-currency-denominated balances will result in increased net assets, gross bookings, gross profit, operating expenses, and net income. Similarly, our net assets, gross bookings, gross profit, operating expenses, and net income will decrease if the U.S. Dollar strengthens against the local currency. Additionally, foreign exchange rate fluctuations on transactions, denominated in currencies other than the functional currency, result in gains and losses that are reflected in the Consolidated Statements of Operations.

The U.S. Dollar significantly strengthened against the Euro during 2014, moving from an exchange rate of 1.38 U.S. Dollars per Euro as of January 1, 2014 to 1.21 U.S. Dollars per Euro as of December 31, 2014. The U.S. Dollar has strengthened further in 2015 to an exchange rate of 1.09 U.S. Dollars per Euro as of December 31, 2015. The U.S. Dollar also strengthened significantly during this time frame as compared to many other currencies. As a result, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins are not significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated 2022 Notes, 2024 Notes and 2027 Notes, and accrued interest thereon, provide a natural hedge of the net assets of certain of our Euro functional currency subsidiaries.

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations in our consolidated operating results. Our derivative contracts principally address foreign exchange fluctuation risk for the Euro and the British Pound Sterling versus the U.S. Dollar. As of December 31, 2015 and 2014, there were no such outstanding derivative contracts. Foreign exchange losses of $6.6 million for the year ended December 31, 2015 and foreign exchange gains of $13.7 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively, were recorded in "Foreign currency transactions and other" in the Consolidated Statements of Operations.

Item 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K (See Part IV Item 15 Exhibits and Financial Statement Schedules): Consolidated Balance Sheets as of December 31, 2015 and 2014; Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; Notes to the Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of our management's assessment of the design and effectiveness of our internal controls over financial reporting for the year ended December 31, 2015.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. Our independent registered public accounting firm also attested to, and reported on the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the three months ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Priceline Group Inc.
Norwalk, Connecticut

We have audited the internal control over financial reporting of The Priceline Group Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control Over Financial Reporting" appearing in Item 9A.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 16, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
February 16, 2016

Item 9B. Other Information

Under Section 13(r) of the Securities Exchange Act of 1934, as amended, an issuer is required to disclose in its annual or quarterly reports whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings related to the Government of Iran or with individuals or entities designated pursuant to certain Executive Orders, even if such activities, transactions or dealings were in compliance with U.S. law.  As part of its efforts to assess and understand the Iranian hotel market, in December 2015, representatives (who are not U.S. persons) of Booking.com, a subsidiary of the Company organized under the laws of The Netherlands, held exploratory, introductory meetings with a number of hotels in Iran, two of which identified themselves during the meetings as owned or controlled by the Government of Iran.  These meetings, including the meetings with the two hotels owned or controlled by the Government of Iran, were conducted in compliance with U.S. law.  There were no gross revenues or net profits associated with these activities for the fiscal year ended December 31, 2015.  Booking.com, through non-U.S. person representatives, intends to continue these business activities and may enter into transactions with hotels in Iran as authorized under U.S. law.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Part III Item 10 will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III Item 11 will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III Item 12 will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Part III Item 13 will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Part III Item 14 will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2015 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)                                  List of Documents Filed as a Part of this Annual Report on Form 10-K:

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K: Consolidated Balance Sheets as of December 31, 2015 and 2014; Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; Notes to the Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

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

Exhibit Number	Description
2.1(a)	Agreement and Plan of Merger, dated as of June 12, 2014, by and among OpenTable, Inc., the Registrant and Rhombus, Inc.
3.1(b)	Restated Certificate of Incorporation of the Registrant.
3.2(c)	Amended and Restated By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1 and 3.2.
4.2(d)	Specimen Certificate for Registrant's Common Stock.
4.3(e)	Indenture, dated as of March 12, 2012, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.4(f)	Indenture, dated as of June 4, 2013, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.5(g)	Indenture, dated as of August 20, 2014, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.6(h)
Indenture for the 2.375% Senior Notes due 2024, 1.800% Senior Notes due 2027, 3.650% Senior Notes due 2025 and 2.15% Senior Notes due 2022, between the Registrant and Deutsche Bank Trust Company Americas, as Trustee.

4.7(i)	Form of 2.375% Senior Note due 2024.
4.8(j)	Officers' Certificate, dated September 23, 2014, for the 2.375% Senior Notes due 2024.

4.9(k)	Form of 1.800% Senior Note due 2027.
4.10(l)	Officers' Certificate, dated March 3, 2015, for the 1.800% Senior Notes due 2027.
4.11(m)	Form of 3.650% Senior Note due 2025.
4.12(n)	Officers' Certificate, dated March 13, 2015, for the 3.650% Senior Notes due 2025.
4.13(h)	Form of 2.15% Senior Note due 2022.
4.14(h)	Officers' Certificate, dated November 25, 2015, for the 2.15% Senior Notes due 2022.
10.1(o)+	priceline.com Incorporated 1999 Omnibus Plan (As Amended and Restated Effective June 6, 2013).
10.2(p)+	Form of Restricted Stock Unit Award Agreement for Employees in the Netherlands under the 1999 Omnibus Plan.
10.3(q)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan to non-employee directors.
10.4(r)+	2013 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.5(s)+	2014 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.6(t)+	2015 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.7(u)+	Amended and Restated KAYAK Software Corporation 2012 Equity Incentive Plan.
10.8(v)+	OpenTable, Inc. Amended and Restated 2009 Equity Incentive Award Plan.
10.9(w)+	Buuteeq, Inc. Amended and Restated 2010 Stock Plan.
10.10+	Amended and Restated Rocket Travel, Inc. 2012 Stock Incentive Plan.
10.11+	The Priceline Group Inc. Amended and Restated Annual Bonus Plan.
10.12(r)+	Form of Non-Competition and Non-Solicitation Agreement.
10.13(x)+	Transition Agreement dated November 7, 2013 by and between the Registrant and Jeffery H. Boyd.
10.14(t)+	Transition Agreement dated March 5, 2015 by and between priceline.com LLC and Chris Soder.
10.15(t)+	Second Amended and Restated Employment Agreement dated March 5, 2015 by and between the Registrant, Booking.com Holding B.V. and Darren R. Huston.
10.16(x)+	Amended and Restated Non-Competition and Non-Solicitation Agreement dated November 7, 2013 by and between the Registrant and Darren R. Huston.
10.17(y)+	Indemnification Agreement, dated September 12, 2011 by and between the Registrant and Darren R. Huston.
10.18(z)+	Letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.19(aa)+	Letter amendment, dated December 16, 2008, to letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.20(bb)+	Second Amended and Restated Employment Agreement, dated April 21, 2015, by and between the Registrant and Peter J. Millones.
10.21(cc)+	Employment contract, dated February 19, 2015, by and between Booking.com Holding B.V. and Gillian Tans.
10.22(dd)	Credit Agreement, dated as of June 19, 2015, among the Registrant, the lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent.
12.1	Statement of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certification of Darren R. Huston, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(ee)	Certification of Darren R. Huston, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(ee)	Certification of Daniel J. Finnegan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101
The following financial statements from the Company's Annual Report on Form 10‑K for the year ended December 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

____________________________

+	Indicates a management contract or compensatory plan or arrangement.

(a)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 13, 2014 (File No. 0-25581).
(b)	Previously filed as an exhibit to the Current Report on Form 8-K filed on July 18, 2014 (File No. 0-25581).
(c)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 9, 2015 (File No. 1-36691).
(d)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-1 filed on March 18, 1999 (File No. 333-69657).
(e)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 12, 2012 (File No. 0-25581).
(f)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 4, 2013 (File No. 0-25581).
(g)	Previously filed as an exhibit to the Current Report on Form 8-K filed on August 20, 2014 (File No. 0-25581).
(h)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 25, 2015 (File No. 1-36691).
(i)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 22, 2014 (File No. 0-25581).
(j)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 26, 2014 (File No. 0-25581).
(k)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2015 (File No. 1-36691).
(l)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2015 (File No. 1-36691).
(m)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 12, 2015 (File No. 1-36691).
(n)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 13, 2015 (File No. 1-36691).
(o)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on June 6, 2013 (File No. 0-25581).
(p)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on November 8, 2005 (File No. 0-25581).
(q)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 9, 2011 (File No. 0-25581).
(r)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2013 (File No. 0-25581).
(s)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 7, 2014 (File No. 0-25581).
(t)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 6, 2015 (File No. 1-36691).
(u)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2014 (File No. 1-36691).
(v)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2014 (File No. 1-36691).
(w)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed on June 13, 2014 (File No. 333-196756).
(x)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 8, 2013 (File No. 0-25581).
(y)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2011 (File No. 0-25581).
(z)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 21, 2005 (File No. 0-25581).
(aa)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2008 (File No. 0-25581).
(bb)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 24, 2015 (File No. 1-36691).
(cc)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2015 (File No. 1-36691).
(dd)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 24, 2015 (File No. 1-36691).
(ee)	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PRICELINE GROUP INC.

By:	/s/ Darren R. Huston
	Name:	Darren R. Huston
	Title:	President and Chief Executive Officer
	Date:	February 17, 2016

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

Signature	Title	Date

/s/ Jeffery H. Boyd	Director, Chairman of the Board	February 17, 2016
Jeffery H. Boyd

/s/ Darren R. Huston	President, Chief Executive Officer and Director	February 17, 2016
Darren R. Huston	(Principal Executive Officer)

/s/ Daniel J. Finnegan	Chief Financial Officer and Chief Accounting	February 17, 2016
Daniel J. Finnegan	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Timothy M. Armstrong	Director	February 17, 2016
Timothy M. Armstrong

/s/ Howard W. Barker, Jr.	Director	February 17, 2016
Howard W. Barker, Jr.

/s/ Jan L. Docter	Director	February 17, 2016
Jan L. Docter

/s/ Jeffrey E. Epstein	Director	February 17, 2016
Jeffrey E. Epstein

/s/ James M. Guyette	Director	February 17, 2016
James M. Guyette

/s/ Charles H. Noski	Director	February 17, 2016
Charles H. Noski

/s/ Nancy B. Peretsman	Director	February 17, 2016
Nancy B. Peretsman

/s/ Thomas E. Rothman	Director	February 17, 2016
Thomas E. Rothman

/s/ Craig W. Rydin	Director	February 17, 2016
Craig W. Rydin

Director
Lynn M. Vojvodich

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Priceline Group Inc.
Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of The Priceline Group Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Priceline Group Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
February 16, 2016

The Priceline Group Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2015	2014 See Note 2
ASSETS
Current assets:
Cash and cash equivalents	$1,477,265	$3,148,651
Restricted cash	806	843
Short-term investments	1,171,246	1,142,182
Accounts receivable, net of allowance for doubtful accounts of $15,014 and $14,212, respectively	645,169	643,894
Prepaid expenses and other current assets	258,751	178,050
Total current assets	3,553,237	5,113,620
Property and equipment, net	274,786	198,953
Intangible assets, net	2,167,533	2,334,761
Goodwill	3,375,000	3,326,474
Long-term investments	7,931,363	3,755,653
Other assets	118,656	41,516
Total assets	$17,420,575	$14,770,977

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$322,842	$281,480
Accrued expenses and other current liabilities	681,587	599,515
Deferred merchant bookings	434,881	460,558
Convertible debt	—	37,150
Total current liabilities	1,439,310	1,378,703
Deferred income taxes	892,576	897,848
Other long-term liabilities	134,777	103,533
Long-term debt	6,158,443	3,823,870
Total liabilities	8,625,106	6,203,954

Commitments and Contingencies (See Note 15)
Convertible debt	—	329

Stockholders' equity:
Common stock, $0.008 par value, authorized 1,000,000,000 shares, 62,039,516 and 61,821,097 shares issued, respectively	482	480
Treasury stock, 12,427,945 and 9,888,024, respectively	(5,826,640)	(2,737,585)
Additional paid-in capital	5,184,910	4,923,196
Accumulated earnings	9,191,865	6,640,505
Accumulated other comprehensive income (loss)	244,852	(259,902)
Total stockholders' equity	8,795,469	8,566,694
Total liabilities and stockholders' equity	$17,420,575	$14,770,977

See Notes to Consolidated Financial Statements.

The Priceline Group Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Agency revenues	$6,527,898	$5,845,802	$4,410,689
Merchant revenues	2,082,973	2,186,054	2,211,474
Advertising and other revenues	613,116	410,115	171,143
Total revenues	9,223,987	8,441,971	6,793,306
Cost of revenues	632,180	857,841	1,077,420
Gross profit	8,591,807	7,584,130	5,715,886
Operating expenses:
Advertising — Online	2,797,237	2,360,221	1,798,645
Advertising — Offline	214,685	231,309	127,459
Sales and marketing	353,221	310,910	235,817
Personnel, including stock-based compensation of $247,395, $186,425 and $140,526, respectively	1,166,226	950,191	698,692
General and administrative	415,420	352,869	252,994
Information technology	113,617	97,498	71,890
Depreciation and amortization	272,494	207,820	117,975
Total operating expenses	5,332,900	4,510,818	3,303,472
Operating income	3,258,907	3,073,312	2,412,414
Other income (expense):
Interest income	55,729	13,933	4,167
Interest expense	(160,229)	(88,353)	(83,289)
Foreign currency transactions and other	(26,087)	(9,444)	(36,755)
Total other income (expense)	(130,587)	(83,864)	(115,877)
Earnings before income taxes	3,128,320	2,989,448	2,296,537
Income tax expense	576,960	567,695	403,739
Net income	2,551,360	2,421,753	1,892,798
Less: net income attributable to noncontrolling interests	—	—	135
Net income applicable to common stockholders	$2,551,360	$2,421,753	$1,892,663
Net income applicable to common stockholders per basic common share	$50.09	$46.30	$37.17
Weighted average number of basic common shares outstanding	50,940	52,301	50,924
Net income applicable to common stockholders per diluted common share	$49.45	$45.67	$36.11
Weighted average number of diluted common shares outstanding	51,593	53,023	52,413

See Notes to Consolidated Financial Statements.

The Priceline Group Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$2,551,360	$2,421,753	$1,892,798
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments(1)	(114,505)	(187,356)	97,970
Unrealized gain (loss) on marketable securities(2)	619,259	(157,275)	21
Comprehensive income	3,056,114	2,077,122	1,990,789
Less: Comprehensive loss attributable to redeemable noncontrolling interests	—	—	(10,279)
Comprehensive income attributable to common stockholders	$3,056,114	$2,077,122	$2,001,068

(1) Foreign currency translation adjustments includes a tax of $60,418 and $55,597 for the years ended December 31, 2015 and 2014, respectively, and a tax benefit of $55,001 for the year ended December 31, 2013, associated with net investment hedges (See Note 13). The remaining balance in foreign currency translation adjustments excludes income taxes due to the Company's practice and intention to reinvest the earnings of its foreign subsidiaries in those operations (See Note 14).

(2) Net of tax of $1,551 for the year ended December 31, 2015 and net of tax benefits of $7,621 and $43 for the years ended December 31, 2014 and 2013, respectively.

See Notes to Consolidated Financial Statements.

The Priceline Group Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	58,056	$450	(8,185)	$(1,060,607)	$2,612,197	$2,368,611	$(23,676)	$3,896,975
Net income applicable to common stockholders	—	—	—	—	—	1,892,663	—	1,892,663
Unrealized gain (loss) on marketable securities, net of tax benefit of $43	—	—	—	—	—	—	21	21
Foreign currency translation adjustments, net of tax benefit of $55,001	—	—	—	—	—	—	108,384	108,384
Redeemable noncontrolling interests fair value adjustments	—	—	—	—	—	(42,522)	—	(42,522)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	46,122	—	—	46,122
Exercise of stock options and vesting of restricted stock units and performance share units	715	6	—	—	91,601	—	—	91,607
Repurchase of common stock	—	—	(1,030)	(883,515)	—	—	—	(883,515)
Stock-based compensation and other stock-based payments	—	—	—	—	142,098	—	—	142,098
Issuance of senior convertible notes					93,402			93,402
Common stock issued in an acquisition	1,522	12			1,281,122			1,281,134
Vested stock options assumed in an acquisition					264,423			264,423
Conversion of debt	972	8	—	—	1,224	—	—	1,232
Settlement of conversion spread hedges	—	—	(42)	(43,085)	43,104	—	—	19
Excess tax benefits on stock-based awards	—	—	—	—	17,686	—	—	17,686
Balance, December 31, 2013	61,265	$476	(9,257)	$(1,987,207)	$4,592,979	$4,218,752	$84,729	$6,909,729
Net income applicable to common stockholders	—	—	—	—	—	2,421,753	—	2,421,753
Unrealized gain (loss) on marketable securities, net of tax benefit of $7,621	—	—	—	—	—	—	(157,275)	(157,275)
Foreign currency translation adjustment, net of tax of $55,597	—	—	—	—	—	—	(187,356)	(187,356)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	8,204	—	—	8,204
Exercise of stock options and vesting of restricted stock units and performance share units	256	2	—	—	16,389	—	—	16,391
Repurchase of common stock	—	—	(631)	(750,378)	—	—	—	(750,378)
Stock-based compensation and other stock-based payments	—	—	—	—	189,292	—	—	189,292
Conversion of debt	300	2	—	—	(1,658)	—	—	(1,656)
Issuance of senior convertible notes	—	—	—	—	80,873	—	—	80,873
Stock options and restricted stock units assumed in acquisitions	—	—	—	—	13,751	—	—	13,751
Excess tax benefits on stock-based awards	—	—	—	—	23,366	—	—	23,366
Balance, December 31, 2014	61,821	$480	(9,888)	$(2,737,585)	$4,923,196	$6,640,505	$(259,902)	$8,566,694
Net income applicable to common stockholders	—	—	—	—	—	2,551,360	—	2,551,360
Unrealized gain (loss) on marketable securities, net of tax of $1,551	—	—	—	—	—	—	619,259	619,259
Foreign currency translation adjustment, net of tax of $60,418	—	—	—	—	—	—	(114,505)	(114,505)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	329	—	—	329
Exercise of stock options and vesting of restricted stock units and performance share units	219	2	—	—	20,849	—	—	20,851
Repurchase of common stock	—	—	(2,540)	(3,089,055)	—	—	—	(3,089,055)
Stock-based compensation and other stock-based payments	—	—	—	—	249,133	—	—	249,133
Conversion of debt	—	—	—	—	(110,105)	—	—	(110,105)
Excess tax benefits on stock-based awards	—	—	—	—	101,508	—	—	101,508
Balance, December 31, 2015	62,040	$482	(12,428)	$(5,826,640)	$5,184,910	$9,191,865	$244,852	$8,795,469

See Notes to Consolidated Financial Statements.

The Priceline Group Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014 See Note 2	2013 See Note 2
OPERATING ACTIVITIES:
Net income	$2,551,360	$2,421,753	$1,892,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	101,517	78,241	48,365
Amortization	170,977	129,579	69,610
Provision for uncollectible accounts, net	24,324	22,990	16,451
Deferred income tax expense (benefit)	(61,335)	31,707	(11,104)
Stock-based compensation expense and other stock-based payments	249,133	189,292	142,098
Amortization of debt issuance costs	7,578	5,229	7,898
Amortization of debt discount	66,687	54,731	55,718
Loss on early extinguishment of debt	3	6,270	26,661
Changes in assets and liabilities:
Accounts receivable	(68,694)	(182,209)	(111,572)
Prepaid expenses and other current assets	(81,611)	(48,932)	(6,909)
Accounts payable, accrued expenses and other current liabilities	166,201	203,870	182,163
Other	(23,909)	1,876	(10,741)
Net cash provided by operating activities	3,102,231	2,914,397	2,301,436

INVESTING ACTIVITIES:
Purchase of investments	(8,669,690)	(10,552,214)	(9,955,800)
Proceeds from sale of investments	5,084,238	10,902,500	8,291,283
Additions to property and equipment	(173,915)	(131,504)	(84,445)
Acquisitions and other equity investments, net of cash acquired	(140,338)	(2,496,366)	(331,918)
Proceeds from foreign currency contracts	453,818	14,354	3,266
Payments on foreign currency contracts	(448,640)	(94,661)	(81,870)
Change in restricted cash	9	9,347	(2,783)
Net cash used in investing activities	(3,894,518)	(2,348,544)	(2,162,267)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	225,000	995,000	—
Payments related to revolving credit facility	(225,000)	(995,000)	—
Proceeds from the issuance of long-term debt	2,399,034	2,264,753	978,982
Payment of debt issuance costs - revolving credit facility	(4,005)	—	—
Payments related to conversion of senior notes	(147,629)	(125,136)	(414,569)
Repurchase of common stock	(3,089,055)	(750,378)	(883,515)
Payments of contingent consideration	(10,700)	—	—
Payments to purchase subsidiary shares from noncontrolling interests	—	—	(192,530)
Payments of stock issuance costs	—	—	(1,191)
Proceeds from exercise of stock options	20,851	16,389	91,607
Proceeds from the termination of conversion spread hedges	—	—	19
Excess tax benefits on stock-based awards	101,508	23,366	17,686
Net cash (used in) provided by financing activities	(729,996)	1,428,994	(403,511)
Effect of exchange rate changes on cash and cash equivalents	(149,103)	(136,190)	17,987
Net (decrease) increase in cash and cash equivalents	(1,671,386)	1,858,657	(246,355)
Cash and cash equivalents, beginning of period	3,148,651	1,289,994	1,536,349
Cash and cash equivalents, end of period	$1,477,265	$3,148,651	$1,289,994

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$534,105	$491,530	$391,169
Cash paid during the period for interest	$54,299	$16,950	$20,954
Non-cash fair value increase for redeemable noncontrolling interests	$—	$—	$42,522
Non-cash investing activity for contingent consideration	$9,170	$10,700	$—
Non-cash financing activity for acquisitions	$—	$13,751	$1,546,748
 See Notes to Consolidated Financial Statements.

The Priceline Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS DESCRIPTION

The Priceline Group Inc. ("The Priceline Group" or the "Company") helps people experience the world by providing consumers, travel service providers and restaurants with leading travel and restaurant online reservation and related services. Through its online travel companies ("OTCs"), the Company connects consumers wishing to make travel reservations with providers of travel services around the world. The Company is the leader in the worldwide online accommodation reservation market based on room nights booked. The Company offers consumers a broad array of accommodation reservations (including hotels, bed and breakfasts, hostels, apartments, vacation rentals and other properties) through its Booking.com, priceline.com and agoda.com brands. The Company's priceline.com brand also offers consumers reservations for rental cars, airline tickets, vacation packages and cruises. The Company offers rental car reservations worldwide through rentalcars.com. The Company also allows consumers to easily compare airline ticket, hotel reservation and rental car reservation information from hundreds of travel websites at once through KAYAK. The Company provides restaurants with reservation management services and consumers with the ability to make restaurant reservations at participating restaurants through OpenTable, a leading provider of online restaurant reservations.

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

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto.  Actual results may differ significantly from those estimates.  The estimates underlying the Company's Consolidated Financial Statements relate to, among other things, stock-based compensation, the allowance for doubtful accounts, the valuation of goodwill, long-lived assets and intangibles, income taxes, the accrual for loyalty programs, the valuation of redeemable noncontrolling interests and the accrual for travel transaction taxes.

Fair Value of Financial Instruments — The Company's financial instruments, including cash, restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these financial instruments.  See Notes 4, 5, 10 and 12 for information on fair value for investments, derivatives, the Company's outstanding Senior Notes and redeemable noncontrolling interests.

Cash and Cash Equivalents — Cash and cash equivalents consists primarily of cash and highly liquid investment grade securities with an original maturity of three months or less.

Restricted Cash — Restricted cash at December 31, 2015 and 2014 collateralizes office leases and supplier obligations.

Investments — The Company has classified its investments in debt securities and equity securities with readily determinable fair value as available-for-sale securities.  These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments, net of taxes, reflected as a part of "Accumulated other comprehensive income (loss)" within stockholders' equity.

The fair value of the investments is based on the specific quoted market price of the securities or comparable securities at the balance sheet dates.  Investments in debt securities are considered to be impaired when a decline in fair value is judged to be other than temporary because the Company either intends to sell or it is more-likely-than not that it will have to sell the impaired security before recovery. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established.  If the Company does not intend to sell the debt security, but it is probable that the Company will not collect all amounts due, then only the impairment due to the credit risk would be recognized in earnings and the remaining amount of the impairment would be recognized in "Accumulated other comprehensive income (loss)" within stockholders' equity. Marketable securities are presented as current assets on the Company's Consolidated Balance Sheets if they are available to meet short-term working capital needs of the Company. Marketable debt securities not held to meet short-term working capital needs of the Company are classified as short-term or long-term investments on the Company's Consolidated Balance Sheets based on the maturity date of the debt security.  See Notes 4 and 5 for further detail of investments.

Equity investments without readily determinable fair values, in companies over which the Company does not have the ability to exercise significant influence, are accounted for using the cost method of accounting and classified within "Other assets" in the Consolidated Balance Sheets. Under the cost method, investments are carried at cost and are adjusted to fair value only for other-than-temporary declines in fair value.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization of property and equipment is computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter.

Website and Software Capitalization — Certain direct development costs associated with website and internal-use software are capitalized and include external direct costs of services and payroll costs for employees devoting time to the software projects principally related to website and mobile app development, including support systems, software coding, designing system interfaces and installation and testing of the software.  These costs are recorded as property and equipment and are generally amortized over a period of two to five years beginning when the asset is substantially ready for use. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized and amortized over the estimated useful life of the enhancements. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. Capitalized costs associated with website and internal-use software were $44.2 million and $20.9 million for the years ended December 31, 2015 and 2014, respectively. Costs for 2015 reflect a full year of activity for OpenTable compared to a partial year's activity in 2014 and higher development costs for priceline.com.

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

Goodwill is not subject to amortization and is reviewed at least annually for impairment, or earlier if an event occurs or circumstances change and there is an indication of impairment.  The Company tests goodwill at a reporting unit level.  The fair value of the reporting unit is compared to its carrying value, including goodwill.  Fair values are determined based on discounted cash flows, market multiples and/or appraised values and are based on market participant assumptions.  An impairment is recorded to the extent that the implied fair value of goodwill is less than the carrying value of goodwill. See Note 9 for further information.

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

Agency Revenues

Agency revenues are derived from travel-related transactions where the Company is not the merchant of record and where the prices of the travel services are determined by third parties.  Agency revenues include travel commissions, global distribution system ("GDS") reservation booking fees related to certain travel services, travel insurance fees and customer processing fees and are reported at the net amounts received, without any associated cost of revenue.  Such revenues are generally recognized by the Company when the consumers complete their travel.

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

Opaque Services:  The Company describes its priceline.com Name Your Own Price® and Express Deals® travel services as "opaque" because certain elements of the service, including the identity of the travel service provider, are not disclosed to the consumer prior to making a reservation. The Name Your Own Price® service connects consumers that are willing to accept a level of flexibility regarding their travel itinerary with travel service providers that are willing to accept a lower price in order to sell their excess capacity without disrupting their existing distribution channels or retail pricing structures.  The Company's Name Your Own Price® services use a pricing system that allows consumers to "bid" the price they are prepared to pay when submitting an offer for a particular leisure travel service.  The Company accesses databases in which participating travel service providers file secure discounted rates, not generally available to the public, to determine whether it can fulfill the consumer's offer.  The Company selects the travel service provider and determines the price it will accept from the consumer. Merchant revenues and cost of revenues include the selling price and cost, respectively, of the Name Your Own Price® travel services and are reported on a gross basis.

Express Deals® allows consumers to select hotel, rental car and airline ticket reservations with price and certain information regarding amenities disclosed prior to making the reservation. The identity of the travel service provider is not known prior to committing to the non-refundable reservation.  The Company records the difference between the reservation price to the consumer and the travel service provider cost to the Company of its merchant Express Deals® reservation services on a net basis in merchant revenue.

The Company recognizes revenues and costs for these services when it confirms the customer's non-refundable offer.  In very limited circumstances, the Company makes certain customer concessions to satisfy disputes and complaints.  The Company accrues for such estimated losses and classifies the resulting expense as adjustments to merchant revenue and cost of merchant revenues.

Advertising and Other Revenues

Advertising and other revenues are primarily earned by KAYAK and OpenTable and to a lesser extent by priceline.com for advertising placements on its website. KAYAK earns advertising revenue primarily by sending referrals to travel service providers and online travel companies ("OTCs") and from advertising placements on its websites and mobile applications. Generally, revenue related to referrals is earned based upon the completion of travel by a consumer or when a consumer clicks on a referral placement and revenue for advertising placements is earned based upon when a consumer clicks on an advertisement or when the Company displays an advertisement. OpenTable earns revenue primarily by facilitating restaurant reservations and providing computerized host-stand operations to restaurants through proprietary restaurant management reservation services. The Company recognizes other revenues related to OpenTable for reservation revenues when diners are seated and for subscription revenues on a straight-line basis during the contractual period over which the service is delivered.

Loyalty Programs

The Company provides various loyalty programs. Participating customers earn loyalty points on current transactions that can be redeemed for future qualifying transactions. When the points are earned, the Company estimates the amount of loyalty points expected to be redeemed and records a reduction in revenue. At both December 31, 2015 and 2014, a liability of $71.1 million for loyalty points programs was included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

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

In certain taxing jurisdictions, the Company is required by passage of a new statute or by court order to collect and remit certain taxes (local occupancy tax, general excise and/or sales tax) imposed upon its margin and/or service fee.  In those jurisdictions, the Company is collecting and remitting tax as required.  The tax recovery charge and occupancy and other related taxes collected from customers and remitted to those jurisdictions are reported on a net basis in the Consolidated Statement of Operations. Except in those jurisdictions, the Company does not charge the customer or remit occupancy or other related taxes based on its margin or service fee, because the Company believes that such taxes are not owed on its compensation for its services (see Note 15).

Advertising - Online — Online advertising expenses consist primarily of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) banner, pop-up and other Internet and mobile advertisements. Online advertising expense is generally recognized as incurred.  Included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets are accrued online advertising liabilities of $188.2 million and $164.0 million at December 31, 2015 and 2014, respectively.

Advertising - Offline — Offline advertising expenses are primarily related to the Company's Booking.com, KAYAK and priceline.com businesses and primarily consist of television advertising. The Company expenses advertising production costs the first time the advertising is broadcast.

Sales and Marketing — Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) customer relations costs; (4) public relations costs; (5) provisions for bad debt, primarily related to agency accommodation commission receivables; and (6) provisions for credit card chargebacks.

Personnel — Personnel expenses consist of compensation to the Company's personnel, including salaries, stock-based compensation, bonuses, payroll taxes and employee health benefits.  Included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets are accrued compensation liabilities of $186.1 million and $159.0 million at December 31, 2015 and 2014, respectively.

Stock-Based Compensation — Stock-based compensation is recognized in the financial statements based upon fair value.  The fair value of performance share units and restricted stock units is determined based on the number of units or shares, as applicable, granted and the quoted price of the Company's common stock as of the grant date or acquisition date.  Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period.  The fair value of employee stock options assumed in acquisitions was determined using the Black Scholes model and the market value of the Company's common stock at the respective acquisition dates. Fair value is recognized as expense on a straight line basis, net of estimated forfeitures, over the employee requisite service period.

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

Income Taxes — The Company accounts for income taxes under the asset and liability method.  The Company records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards.  Deferred taxes are classified as noncurrent on the balance sheet.

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

The Company recognizes liabilities when it believes that uncertain positions may not be fully sustained upon review by the tax authorities.  Liabilities recognized for uncertain tax positions are based on a two step approach for recognition and measurement.  First, the Company evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit based on its technical merits.  Secondly, the Company measures the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  Interest and penalties attributable to uncertain tax positions, if any, are recognized as a component of income tax expense.  See Note 14 for further details on income taxes.

Segment Reporting — The Company determined that its brands constitute its operating segments. The Company's Booking.com brand represents a substantial majority of gross profit and net income. Based on similar economic characteristics and other similar operating factors, the Company has aggregated the operating segments into one reportable segment. For geographic related information, see Note 17.

Foreign Currency Translation — The functional currency of the Company's foreign subsidiaries is generally their respective local currency.  Assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at average monthly exchange rates applicable for the period.  Translation gains and losses are included as a component of "Accumulated other comprehensive income (loss)" in the Company's Consolidated Balance Sheets.  Foreign currency transaction gains and losses are included in "Foreign currency transactions and other" in the Company's Consolidated Statements of Operations.

In November 2015, the Company issued Senior Notes due November 25, 2022 for an aggregate principal amount of 750 million Euros. In March 2015, the Company issued Senior Notes due March 3, 2027 for an aggregate principal amount of 1.0 billion Euros. In September 2014, the Company issued Senior Notes due September 23, 2024 for an aggregate principal amount of 1.0 billion Euros. The Company designated the carrying value, plus accrued interest, of these Euro-denominated Senior Notes as a hedge of the Company's net investment in Euro functional currency subsidiaries. The foreign currency transaction gains or losses on these liabilities and the Euro-denominated net assets of these subsidiaries are translated into U.S. Dollars and are included as a component of "Accumulated other comprehensive income (loss)" in the Company's Consolidated Balance Sheets (see Notes 10 and 13).

Derivative Financial Instruments — As a result of the Company's international operations, it is exposed to various market risks that may affect its consolidated results of operations, cash flow and financial position.  These market risks include, but are not limited to, fluctuations in currency exchange rates.  The Company's primary foreign currency exposures are in Euros and British Pound Sterling, in which it conducts a significant portion of its business activities.  As a result, the Company faces exposure to adverse movements in currency exchange rates as the financial results of its international operations are translated from local currencies into U.S. Dollars upon consolidation.  Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in income.

The Company may enter into derivative instruments to hedge certain net exposures of nonfunctional currency denominated assets and liabilities and the volatility associated with translating earnings for its international businesses into U.S. Dollars, even though it does not elect to apply hedge accounting or hedge accounting does not apply.  Gains and losses resulting from a change in fair value for these derivatives are reflected in income in the period in which the change occurs and are recognized in the Consolidated Statements of Operations in "Foreign currency transactions and other."  Cash flows related to these contracts are classified within "Net cash provided by operating activities" on the cash flow statement.

The Company, from time to time, utilizes derivative instruments to hedge the impact of changes in currency exchange rates on the net assets of its foreign subsidiaries. These instruments are designated as net investment hedges.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The Company records gains and losses on these derivative instruments as currency translation adjustments, which offset a portion of the translation adjustments related to the foreign subsidiaries' net assets.  Gains and losses are recognized in the Consolidated Balance Sheet in "Accumulated other comprehensive income (loss)" and will be realized upon a partial sale or liquidation of the investment.  The Company formally documents all derivatives designated as hedging instruments for accounting purposes, both at hedge inception and on an on-going basis.  These net investment hedges expose the Company to liquidity risk as the derivatives have an immediate cash flow impact upon maturity, which is not offset by the translation of the underlying hedged equity.  The cash flows from these contracts are classified within "Net cash used in investing activities" on the cash flow statement.

The Company does not use derivative instruments for trading or speculative purposes.  The Company recognizes all derivative instruments on the balance sheet at fair value and its derivative instruments are generally short-term in duration.  The derivative instruments do not contain leverage features.

The Company is exposed to the risk that counterparties to derivative instruments may fail to meet their contractual obligations.  The Company regularly reviews its credit exposure as well as assessing the creditworthiness of its counterparties.  See Note 5 for further detail on derivatives.

Recent Accounting Pronouncements: Classification of Deferred Taxes and Presentation of Debt Issuance Costs

In November 2015, the Financial Accounting Standards Board (“FASB”) issued a new accounting update which requires companies to classify all deferred tax assets and liabilities as noncurrent in the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This update is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of this update is permitted and an entity may choose to adopt this update on either a prospective or retrospective basis. The Company adopted this accounting update in the fourth quarter of 2015 and applied it retrospectively to prior periods. The impact on the Company's Consolidated Financial Statements is summarized below.

In April 2015, the FASB issued a new accounting update which changes the presentation of debt issuance costs in the financial statements. Under this new guidance, debt issuance costs, excluding costs associated with a revolving credit facility, will be presented in the balance sheets as a direct deduction from the related debt liability rather than as an asset. This accounting change is consistent with the current presentation under U.S. GAAP for debt discounts and it also converges the guidance under U.S. GAAP with that in the International Financial Reporting Standards ("IFRS"). Debt issuance costs will reduce the proceeds from debt borrowings in the cash flow statement instead of being presented as a separate line in the financing section of that financial statement. Amortization of debt issuance costs will continue to be reported as interest expense in the income statement. This accounting update does not affect the current accounting guidance for the recognition and measurement of debt issuance costs. This update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. The Company adopted this new accounting standard in the fourth quarter of 2015 and applied it retrospectively to prior periods. The impact on the Company's Consolidated Financial Statements is summarized below.

Certain prior year amounts in the Company’s Consolidated Financial Statements have been adjusted to reflect the retrospective adoption of the two new accounting standards described above.
Consolidated Balance Sheet as of December 31, 2014 (in thousands):

Financial statement line	As Previously Reported	Adjustments Deferred Taxes	Adjustments Debt Issuance Costs	As Adjusted
Deferred income taxes	$153,754	$(153,754)	$—	$—
Total current assets	5,267,374	(153,754)	—	5,113,620
Other assets	57,348	10,099	(25,931)	41,516
Total assets	14,940,563	(143,655)	(25,931)	14,770,977
Accrued expenses and other current liabilities	600,758	(1,243)	—	599,515
Convertible debt	37,195	—	(45)	37,150
Total current liabilities	1,379,991	(1,243)	(45)	1,378,703
Deferred income taxes	1,040,260	(142,412)	—	897,848
Long-term debt	3,849,756	—	(25,886)	3,823,870
Total liabilities	6,373,540	(143,655)	(25,931)	6,203,954

Consolidated Statements of Cash Flows for the year ended December 31, 2014 and 2013

For the years ended December 31, 2014 and 2013, the Company netted payments of debt issuance costs of $17.5 million and $1.0 million against proceeds from the issuance of long-term debt of $2.3 billion and $1.0 billion, respectively. The netted balances are reported as "Proceeds from the issuance of long-term debt" in the financing section of the Consolidated Statements of Cash Flows.
Other Recent Accounting Pronouncements

In January 2016, the FASB issued a new accounting update which amends the guidance on the classification and measurement of financial instruments. Although the accounting update retains many current requirements, it significantly revises accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The accounting update also amends certain fair value disclosures of financial instruments and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the entity’s evaluation of their other deferred tax assets. The update requires entities to carry all investments in equity securities, including other ownership interests such as partnerships, unincorporated joint ventures and limited liability companies at fair value, with fair value changes recognized through net income. This requirement does not apply to investments that qualify for equity method accounting, investments that result in consolidation of the investee or investments in which the entity has elected the practicability exception to fair value measurement. Under current U.S. GAAP, the Company's available-for-sale investments in equity securities with readily identifiable market value are remeasured to fair value each reporting period with changes in fair value recognized in accumulated other comprehensive income (loss). However, under the new accounting literature, fair value adjustments will be recognized through net income and could vary significantly quarter to quarter. For the investments currently accounted for under the cost method, an entity can elect to measure its investments, which do not have a readily determinable fair value, at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Additionally, this accounting update will simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. In addition, this accounting update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at amortized cost in the balance sheet. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption, although allowed in certain circumstances, is not applicable to the Company.
In September 2015, the FASB issued a new accounting update which simplifies the accounting for measurement-period adjustments to provisional amounts recognized in a business combination. Under this new guidance, an acquirer must recognize these adjustments in the reporting period in which the adjustment amounts are determined. The new accounting guidance also requires an acquirer to present separately on the face of the income statement, or disclose in the notes, the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to provision amounts had been recognized as of the acquisition date. This update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued. The Company adopted this update in the fourth quarter of 2015 and this accounting update did not have an impact to the Company's Consolidated Financial Statements.
In April 2015, the FASB issued a new accounting update which requires an entity that enters into a cloud computing arrangement to determine if the arrangement contains a software license. The accounting update cites software as a service, platform as a service, infrastructure as a service and other similar hosting arrangements as examples of cloud computing arrangements. A software license arrangement exists if both of the following criteria are met: (1) the customer has a contractual right to take possession of the underlying software without significant penalty and (2) it is feasible for the customer to run the software on their own hardware or to contract with another party unrelated to the vendor to run the software. If the arrangement meets both of these criteria, the customer would need to identify what portion of the cost relates to purchasing the software and what portion relates to paying for the service of hosting the software. The purchased software would be accounted for using the internal-use software guidance and the service costs would be accounted for as an operating expense. If the arrangement does not meet both of the criteria, the cost is an operating expense for a service contract. The guidance in this update does not change the accounting for a service contract. The update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities. The Company adopted this update in the fourth quarter of 2015 and this accounting update did not have an impact to the Company's Consolidated Financial Statements.
In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued a new accounting standard on the recognition of revenue from contracts with customers that is designed to create greater comparability for financial statement users across industries and jurisdictions. The core principle of the standard is that an "entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." Additionally, the new guidance specified the accounting for some costs to obtain or fulfill a contract with a customer. The new standard will also require enhanced disclosures. The accounting standard was initially effective for public entities for annual and interim periods beginning after December 15, 2016. In July 2015, the FASB agreed to defer the effective date of the new revenue standard to annual periods beginning after December 15, 2017 with early adoption permitted as of the original effective date. The Company is currently evaluating the impact to its Consolidated Financial Statements of adopting this new guidance.

In April 2014, the FASB issued an accounting update which amended the definition of a discontinued operation. The new definition limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity's operations and financial results. The new definition includes an acquired business that is classified as held for sale at the date of acquisition. The accounting update requires new disclosures of both discontinued operations and a disposal of an individually significant component of an entity. The accounting update is effective for annual and interim periods beginning on or after December 15, 2014. The Company adopted this update in the first quarter of 2015 and this accounting update did not have an impact to the Company's Consolidated Financial Statements.

3.	STOCK-BASED COMPENSATION

The Company's 1999 Omnibus Plan, as amended and restated effective June 6, 2013, (the "1999 Plan") is the primary stock compensation plan from which broad-based employee equity awards may be made.  As of December 31, 2015, there were 2,425,519 shares of common stock available for future grant under the 1999 Plan. In addition, in connection with the acquisition of KAYAK in May 2013, Buuteeq, Inc. in June 2014, OpenTable in July 2014 and Rocket Travel, Inc. in February 2015, the Company assumed the KAYAK Software Corporation 2012 Equity Incentive Plan (the "KAYAK Plan"), the Buuteeq, Inc. Amended and Restated 2010 Stock Plan (the "Buuteeq Plan"), the OpenTable, Inc. 2009 Equity Incentive Award Plan (the "OpenTable Plan") and the Rocket Travel, Inc. 2012 Stock Incentive Plan (the “Rocketmiles Plan”). As of December 31, 2015, there were 145,392 shares of common stock available for future grant under the OpenTable Plan.

Stock-based compensation issued under the plans generally consists of restricted stock units, performance share units and stock options. Stock-based compensation is recognized in the financial statements based upon fair value. Fair value is recognized as expense on a straight-line basis, net of estimated forfeitures, over the employee's requisite service period. The fair value of restricted stock units and performance share units is determined based on the number of units granted and the quoted price of the Company's common stock as of the grant date. Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period. The fair value of the employee stock options assumed in acquisitions was determined using the Black-Scholes model and the market value of the Company's common stock at their respective acquisition dates. Stock options granted to employees generally have a term of 10 years.  Restricted stock units and performance share units generally vest over periods from 1 to 4 years.  The Company issues new shares of common stock upon the issuance of restricted stock, the exercise of stock options and the vesting of restricted stock units and performance share units.

Stock-based compensation included in personnel expenses in the Consolidated Statements of Operations was approximately $247.4 million, $186.4 million and $140.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Stock-based compensation for the years ended December 31, 2015, 2014 and 2013 includes charges amounting to $22.6 million, $20.6 million and $24.1 million, respectively, representing the impact of adjusting the estimated probable outcome at the end of the performance period for outstanding unvested performance share units.  Included in the stock-based compensation are approximately $2.6 million, $2.3 million, and $2.1 million for the years ended December 31, 2015, 2014, and 2013, respectively, for grants to non-employee directors.  The related tax benefit for stock-based compensation is $52.9 million, $38.4 million and $18.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Restricted Stock Units and Performance Share Units

The following table summarizes the activity of restricted stock units and performance share units ("share-based awards") during the years ended December 31, 2013, 2014 and 2015:

Share-Based Awards	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2012	540,128	$389.21

Granted	162,341	$730.47
Vested	(258,198)	$242.63
Performance Shares Adjustment	101,490	$681.13
Forfeited/Canceled	(11,442)	$579.71
Unvested at December 31, 2013	534,319	$615.10

Granted	128,484	$1,308.13
Assumed in an acquisition	43,993	$1,238.68
Vested	(195,730)	$492.22
Performance Shares Adjustment	68,499	$1,085.94
Forfeited/Canceled	(9,250)	$972.19
Unvested at December 31, 2014	570,315	$912.26

Granted	198,141	$1,226.41
Vested	(161,862)	$757.66
Performance Shares Adjustment	64,328	$1,238.30
Forfeited/Canceled	(33,665)	$1,151.70
Unvested at December 31, 2015	637,257	$1,070.10

Share-based awards granted by the Company during the years ended December 31, 2015, 2014 and 2013 had aggregate grant date fair values of approximately $243.0 million, $168.1 million and $118.6 million, respectively.  Share-based awards that vested during the years ended December 31, 2015, 2014, and 2013 had grant date fair values of $122.6 million, $96.3 million and $62.6 million, respectively.

As of December 31, 2015, there was $336.5 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 1.9 years.

During the year ended December 31, 2015, the Company made broad-based grants of 90,518 restricted stock units that generally vest after three years, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability. These share-based awards had a total grant date fair value of $109.8 million based on a weighted-average grant date fair value per share of $1,213.18.

In addition, during the year ended December 31, 2015, the Company granted 107,623 performance share units to executives and certain other employees.  The performance share units had a total grant date fair value of $133.2 million based upon a weighted-average grant date fair value per share of $1,237.53.  The performance share units are payable in shares of the Company's common stock upon vesting. Subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability, recipients of these performance share units generally must continue their service through the requisite service period in order to receive any shares.  Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period, which, for most of these performance share units, ends December 31, 2017, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.  As of December 31, 2015, the estimated number of probable shares to be issued is a total of 164,857 shares.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 254,643 total shares could be issued.  If the minimum performance thresholds are not met, 51,621 shares would be issued at the end of the performance period.

2014 Performance Share Units

During the year ended December 31, 2014, the Company granted 72,277 performance share units with a grant date fair value of $96.1 million, based on a weighted-average grant date fair value per share of $1,329.11. The actual number of shares to be issued will be determined upon completion of the performance period which generally ends December 31, 2016.

At December 31, 2015, there were 63,484 unvested 2014 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of December 31, 2015, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 104,241 shares. If the maximum thresholds are met at the end of the performance period, a maximum of 127,732 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 43,291 shares would be issued at the end of the performance period.

2013 Performance Share Units

During the year ended December 31, 2013, the Company granted 104,865 performance share units with a grant date fair value of $74.4 million, based on a weighted-average grant date fair value per share of $709.74. The actual number of shares to be issued will be determined based upon completion of the performance period which ended December 31, 2015.

At December 31, 2015, there were 97,296 unvested 2013 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of December 31, 2015, the total number of shares expected to be issued pursuant to these performance share units on the March 4, 2016 vesting date is 186,020 shares.

Stock Options

The following table summarizes the activity for the stock options during the years ended December 31, 2013, 2014 and 2015:

Employee Stock Options	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (000's)	Weighted Average Remaining Contractual Term (in years)
Balance, December 31, 2012	71,001	$19.73	$42,647	1.3
Assumed in acquisitions	540,179	$260.96
Exercised	(449,670)	$194.68
Forfeited	(23,802)	$478.83
Balance, December 31, 2013	137,708	$315.36	$116,686	6.6
Assumed in acquisitions	61,897	$457.67
Exercised	(51,003)	$293.59
Forfeited	(2,217)	$517.91
Balance, December 31, 2014	146,385	$380.05	$111,277	6.5
Assumed in acquisitions	1,422	$230.37
Exercised	(52,697)	$355.85
Forfeited	(6,006)	$511.87
Balance, December 31, 2015	89,104	$383.03	$79,474	5.4
Vested and exercisable as of December 31, 2015	72,654	$354.59	$66,868	5.0
Vested and exercisable as of December 31, 2015 and expected to vest thereafter, net of estimated forfeitures	88,687	$383.06	$79,099	5.4

The aggregate intrinsic value of employee stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $46.3 million, $49.2 million and $281.8 million, respectively. During the years ended December 31, 2015, 2014 and 2013, stock options assumed in acquisitions vested for 38,689, 41,524 and 65,293 shares with an acquisition-date fair value of $24.4 million, $24.2 million and $30.9 million, respectively.

For the years ended December 31, 2015, 2014 and 2013, the Company recorded stock-based compensation expense related to employee stock options of $24.9 million, $24.7 million and $30.9 million, respectively. Employee stock options assumed in acquisitions during the year ended December 31, 2015 had a total acquisition-date fair value of $1.4 million based on a weighted-average acquisition date fair value of $1,015.81 per share. As of December 31, 2015, there was $9.7 million of total future compensation costs related to unvested employee stock options to be recognized over a weighted-average period of 1.3 years.

4.	INVESTMENTS

Short-term and Long-term Investments in Available for Sale Securities

The following table summarizes, by major security type, the Company's investments as of December 31, 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Foreign government securities	$395,404	$497	$(104)	$395,797
U.S. government securities	457,001	—	(507)	456,494
Corporate debt securities	305,654	25	(419)	305,260
Commercial paper	11,688	—	—	11,688
U.S. government agency securities	2,009	—	(2)	2,007
Total short-term investments	$1,171,756	$522	$(1,032)	$1,171,246

Long-term investments:
Foreign government securities	$718,947	$1,367	$(683)	$719,631
U.S. government securities	580,155	277	(1,982)	578,450
Corporate debt securities	4,294,282	1,273	(18,941)	4,276,614
U.S. municipal securities	1,080	3	—	1,083
Ctrip convertible debt securities	1,250,000	158,600	(30,050)	1,378,550
Ctrip equity securities	630,311	346,724	—	977,035
Total long-term investments	$7,474,775	$508,244	$(51,656)	$7,931,363

The Company's investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business.  As of December 31, 2015, the weighted-average life of the Company’s fixed income investment portfolio, excluding the Company's investment in Ctrip convertible debt securities, was approximately 2.0 years with an average credit quality of A/A2/A.

The Company invests in foreign government securities with high credit quality. As of December 31, 2015, investments in foreign government securities principally included debt securities issued by the governments of Germany, the Netherlands, France, Belgium and Austria.

On May 26, 2015 and August 7, 2014, the Company invested $250 million and $500 million, respectively, in five-year senior convertible notes issued at par by Ctrip.com International Ltd. ("Ctrip"). On December 11, 2015, the Company invested $500 million in a ten-year senior convertible note issued at par value, which included a put option allowing the Company to require a prepayment in cash from Ctrip at the end of the sixth year of the note. As of December 31, 2015, the Company had also invested $630.3 million of its international cash in Ctrip American Depositary Shares ("ADSs"). The convertible debt and equity securities of Ctrip have been marked-to-market in accordance with the accounting guidance for available-for-sale securities.

In connection with the purchase of the convertible note in August 2014, Ctrip granted the Company the right to appoint an observer to Ctrip's board of directors and permission to acquire Ctrip shares (through the acquisition of Ctrip ADSs in the open market) over the twelve months following the purchase date, so that combined with ADSs issuable upon conversion of this note, the Company could hold up to 10% of Ctrip's outstanding equity. In connection with the purchase of the convertible note in May 2015, Ctrip granted the Company permission to acquire additional Ctrip shares (through the acquisition of Ctrip ADSs in the open market) over the twelve months following the purchase date, so that combined with ADSs issuable upon conversion of the August 2014 and May 2015 notes, the Company could hold up to an aggregate of 15% of Ctrip's outstanding equity. Under the terms of the December 2015 convertible note, the ADSs into which this debt could be converted will not be included in the aggregate 15% ownership holding. As of December 31, 2015, the Company did not have a significant influence over Ctrip. In addition, the Company may acquire the additional ADSs without a time limitation.

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

The Company has classified its investments as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments, net of taxes, reflected as a part of "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets. Classification as short-term or long-term is based upon the maturity of the debt securities.

The Company recognized $2.2 million of net realized gains related to investments for the year ended December 31, 2015. There were no significant realized gains or losses related to investments for the year ended December 31, 2014.

Cost Method Investments

The Company held investments in equity securities of private companies of approximately $62.3 million and $0.6 million as of December 31, 2015 and December 31, 2014, respectively. These investments are accounted for under the cost method and included in "Other assets" in the Company's Consolidated Balance Sheets. As of December 31, 2015, the Company did not estimate the fair value of these cost-method investments because there were no identified events or changes in circumstances that may have a significant adverse impact on the carrying values of these investments.

5.	FAIR VALUE MEASUREMENTS

Financial assets and liabilities are carried at fair value as of December 31, 2015 and are classified in the categories described in the tables below (in thousands):

	Level 1	Level 2	Total
ASSETS:
Cash equivalents:
U.S. Treasury money market funds	$99,117	$—	$99,117
Foreign government securities	—	10,659	10,659
U.S. government securities	—	90,441	90,441
Corporate debt securities	—	1,855	1,855
Commercial paper	—	335,663	335,663
Short-term investments:
Foreign government securities	—	395,797	395,797
U.S. government securities	—	456,494	456,494
Corporate debt securities	—	305,260	305,260
Commercial paper	—	11,688	11,688
U.S. government agency securities	—	2,007	2,007
Foreign exchange derivatives	—	363	363
Long-term investments:
Foreign government securities	—	719,631	719,631
U.S. government securities	—	578,450	578,450
Corporate debt securities	—	4,276,614	4,276,614
U.S. municipal securities	—	1,083	1,083
Ctrip convertible debt securities	—	1,378,550	1,378,550
Ctrip equity securities	977,035	—	977,035
Total assets at fair value	$1,076,152	$8,564,555	$9,640,707

	Level 1	Level 2	Total
LIABILITIES:
Foreign exchange derivatives	$—	$644	$644

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

As of December 31, 2015 and 2014, the Company's cash consisted of bank deposits and cash held in investment accounts.  Other financial assets and liabilities, including restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings are carried at cost which approximates their fair value because of the short-term nature of these items.  As of December 31, 2015, the Company held investments in equity securities of private companies of approximately $62.3 million and these investments are accounted for under the cost method of accounting (see Note 4). See Note 4 for information on the carrying value of investments and Note 10 for the estimated fair value of the Company's outstanding Senior Notes. See Note 19 for the Company's contingent liabilities associated with business acquisitions.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations.  The Company limits these risks by following established risk management policies and procedures, including the use of derivatives.  See Note 2 for further information on our accounting policy for derivative financial instruments.

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  The Company's derivative contracts principally address short-term foreign exchange fluctuations for the Euro and British Pound Sterling versus the U.S. Dollar. As of December 31, 2015 and 2014, there were no outstanding derivative contracts related to foreign currency translation risk. Foreign exchange losses of $6.6 million for the year ended December 31, 2015, and foreign exchange gains of $13.7 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively, were recorded related to these derivatives in "Foreign currency transactions and other" in the Consolidated Statements of Operations.

The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in currency exchange rates on its transactional balances denominated in currencies other than the functional currency. Foreign exchange derivatives outstanding as of December 31, 2015 associated with foreign currency transaction risks resulted in a net liability of $0.3 million, with a liability in the amount of $0.7 million recorded in "Accrued expenses and other current liabilities" and an asset in the amount of $0.4 million recorded in "Prepaid expenses and other current assets" in the Consolidated Balance Sheet.  Foreign exchange derivatives outstanding as of December 31, 2014 associated with foreign exchange transaction risks resulted in a net asset of $0.2 million, with an asset in the amount of $0.3 million recorded in "Prepaid expense and other current assets" and a liability in the amount of $0.1 million recorded in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet. Derivatives associated with these transaction risks resulted in foreign exchange losses of $15.3 million and $21.8 million for the years ended December 31, 2015 and 2014, respectively, and foreign exchange gains of $3.6 million for the year ended December 31, 2013. These mark-to-market adjustments on the derivative contracts, offset by the effect of changes in currency exchange rates on transactions denominated in currencies other than the functional currency, resulted in net losses of $13.8 million, $11.8 million and $5.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. These net impacts are reported in “Foreign currency transactions and other” in the Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments resulted in net cash outflows of $33.9 million and $8.9 million for the years ended December 31, 2015 and 2014, respectively, and a net cash inflow of $4.4 million for the year ended December 31, 2013, respectively, and were reported within "Net cash provided by operating activities" in the Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — The Company had no foreign currency forward contracts designated as hedges of its net investment in a foreign subsidiary outstanding as of December 31, 2015 and 2014. A net cash inflow of $5.2 million for the year ended December 31, 2015 and net cash outflows of $80.3 million and $78.6 million for the years ended December 31, 2014 and 2013, respectively, were reported within "Net cash used in investing activities" in the Consolidated Statements of Cash Flows.

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

	For the Year Ended December 31,
	2015	2014	2013
Balance, beginning of year	$14,212	$14,116	$10,322
Provision charged to expense	24,324	22,990	16,451
Charge-offs and adjustments	(22,682)	(21,546)	(13,072)
Currency translation adjustments	(840)	(1,348)	415
Balance, end of year	$15,014	$14,212	$14,116

7.	NET INCOME PER SHARE

The Company computes basic net income per share by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted net income per share is based upon the weighted-average number of common and common equivalent shares outstanding during the period.

Common equivalent shares related to stock options, restricted stock units, and performance share units are calculated using the treasury stock method.  Performance share units are included in the weighted-average common equivalent shares based on the number of shares that would be issued if the end of the reporting period were the end of the performance period, if the result would be dilutive.

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Weighted average number of basic common shares outstanding	50,940	52,301	50,924
Weighted average dilutive stock options, restricted stock units and performance share units	395	340	382
Assumed conversion of Convertible Senior Notes	258	382	1,107
Weighted average number of diluted common and common equivalent shares outstanding	51,593	53,023	52,413
Anti-dilutive potential common shares	2,563	2,574	2,384

Anti-dilutive potential common shares for the years ended December 31, 2015, 2014 and 2013 include approximately 2.1 million shares, 2.1 million shares and 2.0 million shares, respectively, that could be issued under the Company's outstanding convertible notes.  Under the treasury stock method, the convertible notes will generally have an anti-dilutive impact on net income per share if the conversion prices for the convertible notes exceed the Company's average stock price.

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

8.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2015 and 2014 consisted of the following (in thousands):

	2015	2014	Estimated Useful Lives (years)
Computer equipment and software	$396,961	$332,650	2 to 5 years
Office equipment, furniture, fixtures & leasehold improvements	138,171	110,297	2 to 11 years
Total	535,132	442,947
Less: accumulated depreciation and amortization	(260,346)	(243,994)
Property and equipment, net	$274,786	$198,953

Fixed asset depreciation and amortization expense was approximately $101.5 million, $78.2 million and $48.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Asset retirements in the amount of $75.0 million during 2015 impacted the December 31, 2015 balances for gross property and equipment and accumulated depreciation and amortization.

9.	INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at December 31, 2015 and 2014 consisted of the following (in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$824,932	$(227,994)	$596,938	$842,642	$(188,441)	$654,201	10 - 20 years	16 years

Technology	112,639	(61,404)	51,235	108,987	(43,746)	65,241	1 - 5 years	5 years

Patents	1,623	(1,562)	61	1,623	(1,524)	99	15 years	15 years

Internet domain names	40,352	(20,954)	19,398	41,652	(16,895)	24,757	2 - 20 years	8 years

Trade names	1,671,356	(183,101)	1,488,255	1,674,218	(100,850)	1,573,368	4-20 years	20 years

Non-compete agreements	22,847	(11,201)	11,646	21,000	(3,908)	17,092	3-4 years	3 years

Other	135	(135)	—	141	(138)	3
Total intangible assets	$2,673,884	$(506,351)	$2,167,533	$2,690,263	$(355,502)	$2,334,761

Intangible assets with determinable lives are amortized on a straight-line basis.  Intangible assets amortization expense was approximately $171.0 million, $129.6 million and $69.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The annual estimated amortization expense for intangible assets for the next five years and thereafter is expected to be as follows (in thousands):

2016	$168,444
2017	161,207
2018	142,638
2019	132,192
2020	124,651
Thereafter	1,438,401
$2,167,533

A roll-forward of goodwill for the years ended December 31, 2015 and 2014 consisted of the following (in thousands):

	2015	2014
Balance, beginning of year	$3,326,474	$1,767,912
Acquisitions	74,584	1,590,829
Currency translation adjustments	(26,058)	(32,267)
Balance, end of year	$3,375,000	$3,326,474

A substantial portion of the intangibles and goodwill relates to the acquisition of OpenTable in July 2014 and KAYAK in May 2013. See Note 19 for further information on these acquisitions.

As of September 30, 2015, the Company performed its annual goodwill impairment testing using standard valuation techniques and concluded that there was no impairment of goodwill. Other than OpenTable, the fair values of the Company's reporting units substantially exceeded their respective carrying values as of September 30, 2015. Since the annual impairment test, there have been no events or changes in circumstances to indicate a potential impairment.

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

10.	DEBT

Revolving Credit Facility

In June 2015, the Company entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. Borrowings under the revolving credit facility will bear interest, at the Company’s option, at a rate per annum equal to either (i) the adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 0.875% to 1.50%; or (ii) the greatest of (a) Bank of America, N.A.'s prime lending rate, (b) the federal funds rate plus 0.5%, and (c) an adjusted LIBOR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.00% to 0.50%. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.085% to 0.20%.

The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes, which could include acquisitions or share repurchases. As of December 31, 2015, there were no borrowings outstanding and approximately $2.5 million of letters of credit issued under this new facility. The Company paid $4.0 million in debt issuance costs related to the revolving credit facility during the year ended December 31, 2015.

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

Outstanding Debt

Outstanding debt as of December 31, 2015 consisted of the following (in thousands):

December 31, 2015	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Long-term debt:
1.0% Convertible Senior Notes due March 2018	$1,000,000	$(58,929)	$941,071
0.35% Convertible Senior Notes due June 2020	1,000,000	(114,898)	885,102
0.9% Convertible Senior Notes due September 2021	1,000,000	(125,258)	874,742
2.375% (€1 Billion) Senior Notes due September 2024	1,086,957	(14,688)	1,072,269
3.65% Senior Notes due March 2025	500,000	(4,160)	495,840
1.8% (€1 Billion) Senior Notes due March 2027	1,086,957	(6,200)	1,080,757
2.15% (€750 Million) Senior Notes due November 2022	815,217	(6,555)	808,662
Total long-term debt	$6,489,131	$(330,688)	$6,158,443

Outstanding debt as of December 31, 2014 consisted of the following (in thousands):

December 31, 2014	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost See Note 2	Carrying Value See Note 2
Short-term debt:
1.25% Convertible Senior Notes due March 2015	$37,524	$(374)	$37,150

Long-term debt:
1.0% Convertible Senior Notes due March 2018	$1,000,000	$(84,708)	$915,292
0.35% Convertible Senior Notes due June 2020	1,000,000	(138,786)	861,214
0.9% Convertible Senior Notes due September 2021	1,000,000	(145,311)	854,689
2.375% (€1 Billion) Senior Notes due September 2024	1,210,068	(17,393)	1,192,675
Total long-term debt	$4,210,068	$(386,198)	$3,823,870

The 2015 Notes (as defined below) became convertible on December 15, 2014, at the option of the holders, and remained convertible until the scheduled trading day immediately preceding the maturity date of March 15, 2015. Since these notes were convertible at the option of the holders and the principal amount is required to be paid in cash, the difference between the principal amount and the carrying value was reflected as convertible debt in the mezzanine section in the Company's Consolidated Balance Sheet as of December 31, 2014. Therefore, with respect to the 2015 Notes, the Company reclassified the unamortized debt discount for these 1.25% Notes in the amount of $0.3 million before tax as of December 31, 2014, from additional paid-in capital to convertible debt in the mezzanine section in the Company's Consolidated Balance Sheet.

Based upon the closing price of the Company's common stock for the prescribed measurement periods during the year ended December 31, 2015 and December 31, 2014, the respective contingent conversion thresholds of the 2018 Notes (as defined below), the 2020 Notes (as defined below) and the 2021 Notes (as defined below) were not exceeded and therefore these notes are reported as non-current liabilities in the Consolidated Balance Sheets.

Fair Value of Debt

As of December 31, 2015 and 2014, the estimated market value of the outstanding Senior Notes was approximately $7.0 billion and $4.8 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 5). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period.  A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the Convertible Senior Notes.

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

In March 2010, the Company issued in a private placement $575.0 million aggregate principal amount of Convertible Senior Notes due March 15, 2015, with an interest rate of 1.25% (the "2015 Notes").  The Company paid $13.3 million in debt issuance costs associated with the 2015 Notes for the year ended December 31, 2010.  The 2015 Notes were convertible, subject to certain conditions, into the Company's common stock at a conversion price of approximately $303.06 per share.  In March 2015, in connection with the maturity or conversion prior to maturity of the remaining outstanding 1.25% Convertible Senior Notes, the Company paid $37.5 million to satisfy the aggregate principal amount due and paid an additional $110.1 million in satisfaction of the conversion value in excess of the principal amount, which was charged to additional paid-in capital. During the year ended December 31, 2014, the Company delivered cash of $122.9 million to repay the aggregate principal amount and issued 300,256 shares of its common stock and paid cash of $2.2 million in satisfaction of the conversion value in excess of the principal amount associated with 1.25% Convertible Senior Notes due March 2015 that were converted prior to maturity. In the year ended December 31, 2013, the Company delivered cash of $414.6 million to repay the principal amount and issued 972,235 shares of its common stock in satisfaction of the conversion value in excess of the principal amount for convertible debt that was converted prior to maturity.

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

Debt discount after tax of $82.5 million ($142.9 million before tax) net of financing costs associated with the equity component of convertible debt of $1.6 million after tax were recorded in additional paid-in capital related to the 2021 Notes at December 31, 2014. Debt discount after tax of $92.4 million ($154.3 million before tax) net of financing costs associated with the equity component of convertible debt of $0.1 million after tax were recorded in additional paid-in capital related to the 2020 Notes at June 30, 2013. Debt discount after tax of $80.9 million ($135.2 million before tax) net of financing costs associated with the equity component of convertible debt of $2.8 million after tax were recorded in additional paid-in capital related to the 2018 Notes in March 2012. Debt discount after tax of $69.1 million ($115.2 million before tax) net of financing costs associated with the equity component of convertible debt of $1.6 million after tax were recorded in additional paid-in capital related to the 2015 Notes in March 2010.

For the years ended December 31, 2015, 2014 and 2013, the Company recognized interest expense of $92.7 million, $75.3 million and $78.2 million, respectively, related to convertible notes, comprised of $22.6 million, $17.1 million and $17.7 million, respectively, for the contractual coupon interest, $65.6 million, $54.4 million and $55.7 million, respectively, related to the amortization of debt discount and $4.5 million, $3.8 million and $4.8 million, respectively, related to the amortization of debt issuance costs.  For the years ended December 31, 2015, 2014 and 2013, included in the amortization of debt discount mentioned above was $2.7 million, $2.6 million and $1.5 million, respectively, of original issuance discount amortization related to the 2020 Notes. In addition, the Company incurred interest expense for the write-off of unamortized debt issuance costs related to debt conversions of $0.5 million and $2.4 million for the years ended December 31, 2014 and 2013, respectively. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt.  The weighted-average effective interest rates for the years ended December 31, 2015, 2014, and 2013 are 3.4%, 3.5% and 4.4%, respectively.

In addition, if the Company's convertible debt is redeemed or converted prior to maturity, a gain or loss on extinguishment is recognized.  The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value.  To estimate the fair value of the debt at the conversion date, the Company estimated its straight debt borrowing rate, considering its credit rating and straight debt of comparable corporate issuers.  For the years ended December 31, 2014 and 2013, the Company recognized non-cash losses of $6.3 million ($3.8 million after tax)

and $26.7 million ($16.2 million after tax), respectively, in "Foreign currency transactions and other" in the Consolidated Statements of Operations in connection with the conversion of the 2015 Notes.

Other Long-term Debt

In November 2015, the Company issued Senior Notes due November 25, 2022, with an interest rate of 2.15% (the "2022 Notes") for an aggregate principal amount of 750 million Euros. The 2022 Notes were issued with an initial discount of 2.2 million Euros. In addition, the Company paid $3.7 million in debt issuance costs during the year ended December 31, 2015. Interest on the 2022 Notes is payable annually on November 25, beginning November 25, 2016. Subject to certain limited exceptions, all payments of interest and principal, including payments made upon any redemption of the 2022 Notes will be made in Euros.

In March 2015, the Company issued Senior Notes due March 15, 2025, with an interest rate of 3.65% (the "2025 Notes") for an aggregate principal amount of $500 million. The 2025 Notes were issued with an initial discount of $1.3 million. In addition, the Company paid $3.2 million in debt issuance costs during the year ended December 31, 2015. Interest on the 2025 Notes is payable semi-annually on March 15 and September 15, beginning September 15, 2015.

In March 2015, the Company issued Senior Notes due March 3, 2027, with an interest rate of 1.8% (the "2027 Notes") for an aggregate principal amount of 1.0 billion Euros. The 2027 Notes were issued with an initial discount of 0.3 million Euros. In addition, the Company paid $6.3 million in debt issuance costs during the year ended December 31, 2015. Interest on the 2027 Notes is payable annually on March 3, beginning March 3, 2016. Subject to certain limited exceptions, all payments of interest and principal for the 2027 Notes will be made in Euros.

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

The aggregate principal value of the 2022 Notes, 2024 Notes and 2027 Notes and accrued interest thereon are designated as a hedge of the Company's net investment in certain Euro functional currency subsidiaries. The foreign currency transaction gains or losses on these liabilities are measured based upon changes in spot rates and are recorded in "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets. The Euro-denominated net assets of the subsidiary are translated into U.S. Dollars at each balance sheet date, with effects of foreign currency changes also reported in "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets. Since the notional amount of the recorded Euro-denominated debt and related interest are not greater than the notional amount of the Company's net investment, the Company does not expect to incur any ineffectiveness on this hedge.

Debt discount is amortized using the effective interest method over the period from the origination date through the stated maturity date.  The Company estimated the effective interest rates at debt origination to be 2.20% for the 2022 Notes, 3.68% for the 2025 Notes, 1.80% for the 2027 Notes and 2.48% for the 2024 Notes.

For the years ended December 31, 2015 and 2014, the Company recognized interest expense of $61.5 million and $8.6 million, respectively, related to other long-term debt which was comprised of $59.0 million and $8.1 million, respectively, for the contractual coupon interest, $1.1 million and $0.3 million, respectively, related to the amortization of debt discount and $1.4 million and $0.2 million, respectively, related to the amortization of debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the stated maturity date for this debt.

11.	TREASURY STOCK

In the first quarter of 2016, the Company's Board of Directors authorized a program to purchase of up to $3.0 billion of the Company's common stock. The Company may from time to time make repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital and other factors.

In the first quarter of 2015, the Company's Board of Directors authorized the repurchase of up to $3.0 billion of the Company's common stock, in addition to amounts previously authorized. In the year ended December 31, 2015, the Company repurchased 2,468,259 shares of its common stock in the open market for an aggregate cost of $3.0 billion related to this authorization.

In the second quarter of 2013, the Company's Board of Directors authorized a program to purchase $1.0 billion of the Company's common stock, in addition to amounts previously authorized. In the second quarter of 2013, the Company repurchased 431,910 shares for an aggregate cost of $345.5 million in privately negotiated, off-market transactions and in the third and fourth quarters of 2014, the Company repurchased 114,645 share of its common stock in privately negotiated, off-market transactions and 438,897 shares of its common stock in the open market for aggregate costs of $147.3 million and $500.0 million, respectively, related to this authorization. In the first quarter of 2015, the Company repurchased 5,813 shares for $7.2 million, which was the remaining amount of this authorization.

In the third quarter of 2013, the Company repurchased 484,361 shares for an aggregate cost of $459.2 million. These shares were covered under the Company's remaining authorizations as of December 31, 2012 to repurchase common stock.

In October 2013, the Company settled Conversion Spread Hedges and received 42,160 shares of common stock, with a fair value of $43.1 million, from the counterparties (see Note 7 for further detail on the Conversion Spread Hedges).

The Board of Directors has given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  In the years ended December 31, 2015, 2014 and 2013, the Company repurchased 65,849, 77,761, and 113,503 shares at an aggregate cost of $81.9 million, $103.1 million and $78.8 million, respectively, to satisfy employee withholding taxes related to stock-based compensation.

As of December 31, 2015, there were 12,427,945 shares of the Company's common stock held in treasury.

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

Redeemable noncontrolling interests were measured at fair value, both at the date of acquisition and subsequently at each reporting period.  The redeemable noncontrolling interests were reported in the Consolidated Balance Sheets in mezzanine equity in "Redeemable noncontrolling interests."

A reconciliation of redeemable noncontrolling interests for the year ended December 31, 2013 is as follows (in thousands):

2013
Balance, beginning of period	$160,287
Net income attributable to noncontrolling interests	135
Fair value adjustments(1)	42,522
Purchase of subsidiary shares at fair value(1)	(192,530)
Currency translation adjustments	(10,414)
Balance, end of period	$—

(1)        The fair value of the redeemable noncontrolling interests was determined by industry peer comparable analysis and a discounted cash flow valuation model.

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The table below provides the balances for each classification of accumulated other comprehensive income (loss) as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Foreign currency translation adjustments, net of tax (1)	$(217,263)	$(102,758)
Net unrealized gain (loss) on marketable securities, net of tax (2)	462,115	(157,144)
Accumulated other comprehensive income (loss)	$244,852	$(259,902)

(1)        Foreign currency translation adjustments, net of tax, includes net losses from fair value adjustments of $34.8 million after tax ($52.6 million before tax) and $37.8 million after tax ($57.8 million before tax) associated with derivatives designated as net investment hedges at December 31, 2015 and 2014, respectively (see Note 5).

Foreign currency translation adjustments, net of tax, includes foreign currency transaction gains at December 31, 2015 of $126.8 million after tax ($220.5 million before tax) associated with the Company's 2022 Notes, 2024 Notes and 2027 Notes and foreign currency transaction gains at December 31, 2014 of $48.3 million after tax ($83.8 million before tax) associated with the Company's 2024 Notes. The 2022 Notes, 2024 Notes and 2027 Notes are Euro-denominated debt and are designated as hedges of certain of the Company's Euro-denominated net assets (see Note 10).

The remaining balance in foreign currency translation adjustments excludes income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States.

(2)         The unrealized gains before tax at December 31, 2015 were $456.1 million, of which unrealized gains of $481.3 million were exempt from tax in the Netherlands and unrealized losses of $25.2 million were taxable. The unrealized losses before tax at December 31, 2014 were $164.7 million, of which unrealized losses of $134.6 million were exempt from tax in the Netherlands and unrealized losses of $30.1 million were taxable.

14.	INCOME TAXES

International pre-tax income was $3.1 billion, $2.9 billion and $2.2 billion for the years ended December 31, 2015, 2014 and 2013, respectively. U.S. pre-tax income was $35.4 million, $98.4 million, and $48.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The income tax expense (benefit) for the year ended December 31, 2015 is as follows (in thousands):

	Current	Deferred	Total
International	$526,052	$(17,789)	$508,263
U.S. Federal	88,237	(68,696)	19,541
U.S. State	24,006	25,150	49,156
Total	$638,295	$(61,335)	$576,960

The income tax expense (benefit) for the year ended December 31, 2014 is as follows (in thousands):

	Current	Deferred	Total
International	$496,719	$(10,613)	$486,106
U.S. Federal	10,316	47,847	58,163
U.S. State	28,953	(5,527)	23,426
Total	$535,988	$31,707	$567,695

The income tax expense (benefit) for the year ended December 31, 2013 is as follows (in thousands):

	Current	Deferred	Total
International	$396,162	$(16,314)	$379,848
U.S. Federal	5,250	11,454	16,704
U.S. State	13,431	(6,244)	7,187
Total	$414,843	$(11,104)	$403,739

The total U.S. pretax income for the year ended December 31, 2015, decreased compared to the year ended December 31, 2014, primarily due to higher interest expense and increased intangible amortization from the OpenTable acquisition. Income tax expense on the Company's U.S. pre-tax income for the year ended December 31, 2015, includes the impact of increases in state income tax rates on the Company's deferred tax liabilities and U.S. income tax on the Company's international interest income which increased during the year.

The Company has significant deferred tax assets including U.S. net operating loss carryforwards ("NOLs"). The amount of NOLs available for the Company's use is limited by Section 382 of the Internal Revenue Code ("IRC Section 382"). IRC Section 382 imposes limitations on the availability of a company's NOLs after a more than 50% ownership change occurs.  It was determined that ownership changes, as defined in IRC Section 382 have occurred. The amount of the Company's NOLs incurred prior to each ownership change is limited based on the value of the Company on the respective dates of ownership change.

At December 31, 2015, after considering the impact of IRC Section 382, the Company had approximately $847.9 million of available NOL's for U.S. federal income tax purposes, comprised of approximately $25.6 million of NOLs generated from operating losses and approximately $822.3 million of NOLs generated from equity-related transactions, including equity-based compensation and stock warrants. The NOLs mainly expire from December 31, 2019 to December 31, 2021.  The utilization of these NOLs is dependent upon the Company's ability to generate sufficient future taxable income in the United States. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, tax planning strategies, the carryforward periods available for tax reporting purposes, and other relevant factors.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Deferred tax assets/(liabilities):
Net operating loss carryforward — U.S.	$59,220	$176,786
Net operating loss carryforward — International	18,153	22,353
Accrued expenses	61,703	41,117
Stock-based compensation and other stock based payments	77,761	54,935
Other	8,001	24,456
Subtotal	224,838	319,647

Discount on convertible notes	(112,886)	(141,193)
Intangible assets and other	(822,685)	(856,807)
Euro denominated debt	(92,230)	(35,441)
Fixed assets	(3,658)	(3,409)
Less valuation allowance on deferred tax assets	(64,845)	(161,997)
Net deferred tax liabilities (1)	$(871,466)	$(879,200)

(1)   Includes deferred tax assets of $21.1 million and $20.9 million as of December 31, 2015 and 2014, respectively, reported in "Other assets" in the Consolidated Balance Sheets.

The valuation allowance on deferred tax assets of $64.8 million at December 31, 2015 includes $44.8 million related to U.S. federal net operating loss carryforwards derived from equity transactions, $18.2 million related to international operations and $1.9 million related to U.S. research credits and capital loss carryforwards.  Additionally, since January 1, 2006, the Company has generated additional federal tax benefits related to equity transactions that are not included in the deferred tax table above. The tax benefits not included in the table above amounted to $242.6 million as of December 31, 2015.  Pursuant to accounting guidance, these tax benefits related to equity deductions will be recognized by crediting paid-in capital, if and when they are realized by reducing the Company's current income tax liability.

It is the practice and intention of the Company to reinvest the earnings of its international subsidiaries in those operations; therefore, at December 31, 2015, no provision had been made for U.S. taxes on approximately $9.9 billion of cumulative undistributed international earnings because such earnings are intended to be indefinitely reinvested outside of the United States.  It is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not indefinitely reinvested.

At December 31, 2015, the Company has approximately $620.9 million of U.S. state net operating loss carryforwards that expire mainly between December 31, 2020 and December 31, 2034, $122.5 million of non-U.S. net operating loss carryforwards, of which $49.0 million expire between December 31, 2019 and December 31, 2021, and $1.3 million of foreign capital allowance carryforwards that do not expire.  At December 31, 2015, the Company also had approximately $32.4 million of U.S. research credit carryforwards, subject to annual limitation, that mainly expire between December 31, 2033 and December 31, 2034 and $2.0 million state enterprise zone credits expiring between 2024 and 2026.

A significant portion of the Company's taxable earnings are generated in the Netherlands. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%.  A portion of Booking.com's earnings during the years ended December 31, 2015, 2014 and 2013 qualifies for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those years.

The effective income tax rate of the Company is different from the amount computed using the expected U.S. statutory federal rate of 35% as a result of the following items (in thousands):

	2015	2014	2013
Income tax expense at federal statutory rate	$1,094,912	$1,046,307	$803,788
Adjustment due to:
Foreign rate differential	(316,078)	(289,692)	(226,894)
Innovation Box Tax benefit	(260,193)	(233,545)	(177,195)
Other	58,319	44,625	4,040
Income tax expense	$576,960	$567,695	$403,739

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

The following is a reconciliation of the total amount of unrecognized tax benefits (in thousands):

	2015	2014	2013
Unrecognized tax benefit — January 1	$52,356	$22,104	$7,343
Gross increases — tax positions in current period	3,411	9,305	8,597
Gross increases — tax positions in prior periods	4,305	6,569	3,507
Increase acquired in business combination	—	17,767	7,089
Gross decreases — tax positions in prior periods	(10,365)	(2,164)	(495)
Reduction due to lapse in statute of limitations	(7,113)	(346)	(3,937)
Reduction due to settlements during the current period	—	(879)	—
Unrecognized tax benefit — December 31	$42,594	$52,356	$22,104

The unrecognized tax benefits are included in "Other long-term liabilities" and "Deferred income taxes" in the Consolidated Balance Sheets for the years ended December 31, 2015, 2014 and 2013. The Company does not expect further significant changes in the amount of unrecognized tax benefits during the next twelve months.

The Company's Netherlands, U.S. federal, Connecticut, Singapore, and U.K. income tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities as prescribed by applicable statute. The statute of limitations remains open for: the Company's Netherlands returns from 2009 and forward; the Company's Singapore returns from 2012 and forward; the Company's U.S. Federal and Connecticut returns from 2012 and forward; and the Company's U.K. returns for the tax years 2008, 2014, and 2015. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute in the major taxing jurisdictions in which the company is a taxpayer. See Note 15 for more information regarding tax contingencies.

15.	COMMITMENTS AND CONTINGENCIES

Competition Reviews

Certain business practices common to the online travel industry have become the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. Investigations related to Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, were initiated by NCAs in France, Germany, Italy, Austria, Sweden, Ireland and Switzerland, and a number of other NCAs are also looking, or have looked, at these issues. The investigations primarily relate to whether Booking.com's price parity provisions are anti-competitive because they require accommodation providers to provide Booking.com with room rates that are at least as low as those offered to other online travel companies ("OTCs") or through the accommodation provider's website.

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

Booking.com is in ongoing discussions with various NCAs in other countries regarding their concerns. On July 1, 2015, Booking.com voluntarily implemented the commitments given to the French, Italian and Swedish NCAs throughout the European Economic Area and Switzerland and is working with certain other European NCAs towards closing their investigations or inquiries. In October 2015, the Irish NCA closed its investigation on the basis of commitments by Booking.com identical to those given to the French, Italian and Swedish NCAs. In November 2015, the Swiss NCA closed its investigation, prohibiting any reintroduction of Booking.com's old "wide" parity agreements but permitting Booking.com to retain its existing "narrow" parity agreements with accommodations in Switzerland. A number of additional NCAs in the European Economic Area have now closed their investigations following Booking.com's implementation of the commitments in their jurisdictions. However, the Company is currently unable to predict the impact the implementation of these commitments throughout the European Economic Area and Switzerland will have on Booking.com's business or on the on-going investigations in other European countries, or on industry practice more generally. On December 23, 2015, the German NCA issued a final decision prohibiting Booking.com's "narrow" price parity agreements with accommodations in Germany. The German NCA did not issue a fine, but has reserved its position regarding an order for disgorgement of profits. Booking.com intends to appeal the German NCA’s decision. An Italian hotel association has appealed the Italian NCA's decision to accept the commitments by Booking.com. The Company is unable to predict how these appeals and the remaining investigations in other countries will ultimately be resolved. Possible outcomes include requiring Booking.com to amend or remove its rate parity clause from its contracts with accommodation providers in those jurisdictions and/or the imposition of fines.

In August 2015, French legislation known as the "Macron Law" became effective. Among other things, the Macron Law makes price parity agreements illegal, including the "narrow" price parity agreements agreed to by the French NCA in April 2015. The law also requires that agreements between OTCs and hotels comply with a French agency contract form. Similar legislation prohibiting "narrow" price parity agreements has been proposed in Italy and currently is awaiting action by the Italian Senate. It is not yet clear whether the Macron Law or the proposed Italian legislation may affect our business in the long-term in France and Italy, respectively.

Litigation Related to Travel Transaction Taxes

The Company and certain third-party OTCs are currently involved in approximately forty lawsuits, including certified and putative class actions, brought by or against U.S. states, cities and counties over issues involving the payment of travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.). Generally, the complaints allege, among other things, that the OTCs violated each jurisdiction's respective relevant travel transaction tax ordinance with respect to the charge and remittance of amounts to cover taxes under each law. The Company believes that the laws at issue generally do not apply to the services it provides, namely the facilitation of travel reservations, and, therefore, that it does not owe the taxes that are claimed to be owed. However, the Company has been involved in this type of litigation for many years, and state and local jurisdictions where these issues have not been resolved could assert that the Company is subject to travel transaction taxes and could seek to collect such taxes, retroactively and/or prospectively. From time to time, the Company has found it expedient to settle, and may in the future agree to settle, claims pending in these matters without conceding that the claims at issue are meritorious or that the claimed taxes are in fact due to be paid.

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings. An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries and also could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorneys’ fees and costs. An adverse outcome in one or more of these unresolved proceedings could have an adverse effect on our results of operations or cash flow in any given operating period. However, the Company believes that even if the Company were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated, given results to date it would not have a material impact on its liquidity or financial condition.

Accrual for Travel Transaction Taxes
As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $27 million at December 31, 2015 compared to approximately $52 million at December 31, 2014. The Company's legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

In January 2013, the Tax Appeal Court for the State of Hawaii held that the Company and other OTCs are not liable for the State's transient accommodations tax, but held that the OTCs, including the Company, are liable for the State's general excise tax (“GET”) on the full amount the OTC collects from the customer for a hotel room reservation, without any offset for amounts passed through to the hotel. The Company recorded an accrual for travel transaction taxes (including estimated interest and penalties), with a corresponding charge to cost of revenues, of approximately $16.5 million in December 2012 and additional $18.7 million in the three months ended March 31, 2013, primarily due to this ruling. During the years ended December 31, 2013, 2014 and 2015, the Company paid approximately $20.6 million, $2.2 million and $0.6 million, respectively, to the State of Hawaii related to this ruling. In a mixed decision, on March 17, 2015, the Hawaii Supreme Court affirmed a ruling of the Tax Appeal Court for the State of Hawaii holding that the Company and other OTCs are not liable for the State's transient accommodations tax and upheld, in part, the Tax Court's ruling that the OTCs, including the Company, are liable for the State's GET on the margin and fee retained by an OTC as compensation in a transaction. The Hawaii Supreme Court reversed that portion of the Tax Court's decision that had held that OTCs are liable for GET on the full amount the OTC collects from the customer for a hotel room reservation, not just margin and fee, without any offset for amounts passed through to the hotel. As a result, the Company reduced its accrual for travel transaction taxes (including estimated interest and penalties) by $16.4 million with a corresponding reduction to cost of revenues in the first quarter of 2015. In addition, the Company recognized a net reduction in cost of revenue in the third quarter of 2015 of $13.7 million related to travel transaction taxes, principally due to a cash refund from the State of Hawaii for payments made in 2013. The Company is seeking the additional refund from the State of Hawaii of approximately $4 million in tax previously paid in excess of its actual liability, which will be recorded as a reduction in cost of revenues in the periods in which the cash refunds are received.

Patent Infringement

On February 9, 2015, International Business Machines Corporation ("IBM") filed a complaint in the U.S. District Court for the District of Delaware against The Priceline Group Inc. and its subsidiaries KAYAK Software Corporation, OpenTable, Inc. and priceline.com LLC (the "Subject Companies"). In the complaint, IBM alleges that the Subject Companies have infringed and continue to willfully infringe certain IBM patents that IBM claims relate to the presentation of applications and advertising in an interactive service, preserving state information in online transactions and single sign-on processes in a computing environment and seeks unspecified damages (including a request that the amount of compensatory damages be trebled), injunctive relief and costs and reasonable attorneys’ fees. The Subject Companies believe the claims to be without merit and intend to contest them.

French and Italian Tax Matters

French tax authorities recently concluded an audit that started in 2013 of the years 2003 through 2012. They are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they assert are unpaid income taxes and value-added taxes ("VAT"). In December 2015, the French tax authorities issued an assessment for approximately 356 million Euros, the majority of which would represent penalties and interest. The Company believes that Booking.com has been, and continues to be, in compliance with French tax law, and the Company intends to contest the assessment. If the Company is unable to resolve the matter with the French authorities, it would expect to challenge the assessment in the French courts. In order to contest the assessment in court, the Company may be required to pay, upfront, the full amount or a significant part of any such assessment, though any such payment would not constitute an admission by it that it owes the tax. French authorities may decide to also audit subsequent tax years, which could result in additional assessments.

Similarly, Italian tax authorities have initiated a process to determine whether Booking.com should be subject to additional tax obligations in Italy. While the Company believes that it complies with Italian tax law, Italian tax authorities may determine that the Company owes additional taxes, and may also assess penalties and interest. The Company believes that it has been, and continues to be, in compliance with Italian tax law.

Other

The Company accrues for certain legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated. Such accrued amounts are not material to the Company's consolidated balance sheets and provisions recorded have not been material to the Company's consolidated results of operations or cash flows. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

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

Contingent Consideration for Business Acquisitions (see Note 19)

Employment Contracts

The Company has employment agreements with certain members of senior management that provide for cash severance payments of up to approximately $24.8 million, accelerated vesting of equity instruments, including without limitation, stock options, restricted stock units and performance share units upon, among other things, death or termination without "cause" or "good reason," as those terms are defined in the agreements. In addition, certain of the agreements provide for the extension of health and insurance benefits after termination for periods up to three years.

Operating Leases

The Company leases certain facilities and equipment through operating leases.  Rental expense for leased office space was approximately $64.8 million, $57.2 million and $40.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Rental expense for data center space was approximately $21.6 million, $14.9 million and $12.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company's headquarters and the headquarters of the priceline.com business are located in Norwalk, Connecticut, United States of America, where the Company leases approximately 102,000 square feet of office space. The Booking.com business is headquartered in Amsterdam, Netherlands, where the Company leases approximately 258,000 square feet of office space; the KAYAK business is headquartered in Stamford, Connecticut, United States of America, where the Company leases approximately 18,000 square feet of office space; the agoda.com business has significant support operations in Bangkok, Thailand, where the Company leases approximately 95,000 square feet of office space; the OpenTable business is headquartered in San Francisco, California, United States of America, where the Company leases approximately 51,000 square feet of office space; and the rentalcars.com business is headquartered in Manchester, England, where the Company leases approximately 45,000 square feet of office space.  The Company leases additional office space to support its operations in various locations around the world, including hosting and data center facilities in the United States, the United Kingdom, Switzerland, the Netherlands, Germany, Singapore and Hong Kong and sales and support facilities in numerous locations.

The Company does not own any real estate as of December 31, 2015. Minimum payments for operating leases for office space, data centers and equipment having initial or remaining non-cancellable terms in excess of one year have been translated into U.S. Dollars at the December 31, 2015 spot exchange rates, as applicable, and are as follows (in thousands):

2016	2017	2018	2019	2020	After 2020	Total
$92,552	$80,262	$71,612	$61,286	$52,957	$106,859	$465,528

16.	BENEFIT PLANS

The Company maintains a defined contribution 401(k) savings plan (the "Plan") covering certain U.S. employees. In connection with acquisitions, effective as of the date of such acquisitions, the Company assumed defined contribution plans covering the U.S. employees of the acquired companies. The Company also maintains certain other defined contribution plans outside of the United States for which it provides contributions for participating employees.  The Company's matching contributions during the years ended December 31, 2015, 2014 and 2013 were approximately $8.4 million, $6.2 million and $5.8 million, respectively.

17.	GEOGRAPHIC INFORMATION

The Company's international information consists of the results of Booking.com, agoda.com and rentalcars.com and the results of the internationally-based websites of KAYAK since May 21, 2013 and OpenTable since July 24, 2014 (in each case regardless of where the consumer resides, where the consumer is physically located while making a reservation or the location of the travel service provider or restaurant). The Company's geographic information is as follows (in thousands):

	United States	The Netherlands	Other	Total Company
2015
Revenues	$1,817,360	$6,205,116	$1,201,511	$9,223,987
Intangible assets, net	2,052,351	78,027	37,155	2,167,533
Goodwill	2,742,535	232,982	399,483	3,375,000
Other long-lived assets	89,656	138,329	103,142	331,127

2014
Revenues	$1,798,484	$5,519,207	$1,124,280	$8,441,971
Intangible assets, net	2,183,957	108,650	42,154	2,334,761
Goodwill	2,712,479	224,731	389,264	3,326,474
Other long-lived assets	80,668	97,056	77,915	255,639

2013
Revenues	$1,769,696	$4,103,393	$920,217	$6,793,306
Intangible assets, net	838,494	123,847	57,644	1,019,985
Goodwill	1,247,686	156,261	363,965	1,767,912
Other long-lived assets	49,750	61,164	64,708	175,622

18.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)

2015

Total revenues(1)	$1,840,694	$2,280,397	$3,102,901	$1,999,995

Gross profit	1,672,236	2,092,906	2,947,282	1,879,383

Net income applicable to common stockholders	333,327	517,032	1,196,732	504,269

Net income applicable to common stockholders per basic common share	$6.42	$10.02	$23.67	$10.14

Net income applicable to common stockholders per diluted common share	$6.36	$9.94	$23.41	$10.00

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)

2014

Total revenues(1)	$1,641,802	$2,123,575	$2,836,497	$1,840,097

Gross profit	1,406,471	1,882,996	2,619,978	1,674,685

Net income applicable to common stockholders	331,218	576,451	1,062,253	451,831

Net income applicable to common stockholders per basic common share	$6.35	$11.00	$20.27	$8.65

Net income applicable to common stockholders per diluted common share	$6.25	$10.89	$20.03	$8.56

(1)          As the Company's retail accommodation business, which recognizes revenue at the completion of the stay, continues to expand, our quarterly results become increasingly impacted by seasonal factors.

19.    ACQUISITIONS

Acquisition activity in 2015

The Company paid approximately $75 million, net of cash acquired, to acquire certain businesses in 2015. The Company's consolidated financial statements include the accounts of these businesses starting at their respective acquisition dates. Revenues and earnings of these businesses since their respective acquisition date and pro forma results of operations have not been presented separately as such financial information is not material to the Company's results of operations. As of December 31, 2015, the Company recognized a liability of approximately $9 million for estimated contingent payments. The estimated acquisition-date contingent liability is based upon the probability-weighted average payments for specific performance factors from the acquisition date through the performance period which ends at March 31, 2019. The range of undiscounted outcomes for the estimated contingent payments is approximately $0 to $90 million.

Acquisition activity in 2014

OpenTable, Inc.

On July 24, 2014, the Company acquired OpenTable, Inc., a leading online restaurant reservation business, in a cash transaction. The purchase price of OpenTable was approximately $2.5 billion (approximately $2.4 billion net of cash acquired) or $103.00 per share of OpenTable common stock. The Company funded the acquisition from cash on hand in the United States and $995 million borrowed under the Company's previous revolving credit facility, which the Company repaid during the third quarter of 2014. Also, in connection with this acquisition, the Company assumed unvested employee stock options and restricted stock units with an acquisition fair value of approximately $95 million.

OpenTable has built a strong brand helping diners secure restaurant reservations online across the United States and select non-U.S. markets.  OpenTable also helps restaurants manage their reservations and connect directly with their customers.  The Company believes that OpenTable has significant global potential and intends to leverage its international experience and capabilities in support of OpenTable's international growth.

The purchase price allocations were completed as of December 31, 2014. The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows (in millions):

Current assets (1)	$203
Identifiable intangible assets (2)	1,435
Goodwill (3)	1,500
Other long-term assets	38
Total liabilities (4)	(647)
Total consideration	$2,529

(1) Includes cash acquired of $126 million.
(2) Acquired definite-lived intangibles, with a weighted-average life of 18.8 years, consisted of trade names of $1.1 billion with an estimated useful life of 20 years, supply and distribution agreements of $290 million with an estimated useful life of 15 years, and technology of $15 million with estimated useful life of 5 years.
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

Other

In the second quarter of 2014, the Company acquired certain businesses that provide hotel marketing services. The Company's consolidated financial statements include the accounts of these businesses starting at their respective acquisition dates. The Company paid approximately $98 million, net of cash acquired, to purchase these businesses. As of December 31, 2014, the Company recognized a liability of $10.7 million for estimated contingent payments related to an acquisition. In 2015, the Company paid $18.4 million to settle this contingent liability. The cash payment related to the acquisition-date estimated fair value of $10.7 million is reported as a financing activity and the remaining cash payment of $7.7 million, which was charged to general and administrative expenses as a fair value adjustment, is included as an operating activity in the Consolidated Statement of Cash Flows for the year ended December 31, 2015.

The Company incurred $6.9 million of professional fees for the year ended December 31, 2014 related to these consummated acquisitions. These acquisition-related expenses were included in general and administrative expenses.

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

As a result of the acquisition of KAYAK, the Company expensed approximately $8.5 million of professional fees for the year ended December 31, 2013. These acquisition-related expenses were included in general and administrative expenses. In addition, the Company paid approximately $1.2 million of stock issuance costs for the year ended December 31, 2013, with an offsetting charge to additional paid-in capital.

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

Exhibit Number	Description
2.1(a)	Agreement and Plan of Merger, dated as of June 12, 2014, by and among OpenTable, Inc., the Registrant and Rhombus, Inc.
3.1(b)	Restated Certificate of Incorporation of the Registrant.
3.2(c)	Amended and Restated By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1 and 3.2.
4.2(d)	Specimen Certificate for Registrant's Common Stock.
4.3(e)	Indenture, dated as of March 12, 2012, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.4(f)	Indenture, dated as of June 4, 2013, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.5(g)	Indenture, dated as of August 20, 2014, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.6(h)
Indenture for the 2.375% Senior Notes due 2024, 1.800% Senior Notes due 2027, 3.650% Senior Notes due 2025 and 2.15% Senior Notes due 2022, between the Registrant and Deutsche Bank Trust Company Americas, as Trustee.

4.7(i)	Form of 2.375% Senior Note due 2024.
4.8(j)	Officers' Certificate, dated September 23, 2014, for the 2.375% Senior Notes due 2024.
4.9(k)	Form of 1.800% Senior Note due 2027.
4.10(l)	Officers' Certificate, dated March 3, 2015, for the 1.800% Senior Notes due 2027.
4.11(m)	Form of 3.650% Senior Note due 2025.
4.12(n)	Officers' Certificate, dated March 13, 2015, for the 3.650% Senior Notes due 2025.
4.13(h)	Form of 2.15% Senior Note due 2022.
4.14(h)	Officers' Certificate, dated November 25, 2015, for the 2.15% Senior Notes due 2022.
10.1(o)+	priceline.com Incorporated 1999 Omnibus Plan (As Amended and Restated Effective June 6, 2013).
10.2(p)+	Form of Restricted Stock Unit Award Agreement for Employees in the Netherlands under the 1999 Omnibus Plan.
10.3(q)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan to non-employee directors.
10.4(r)+	2013 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.5(s)+	2014 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.6(t)+	2015 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.

10.7(u)+	Amended and Restated KAYAK Software Corporation 2012 Equity Incentive Plan.
10.8(v)+	OpenTable, Inc. Amended and Restated 2009 Equity Incentive Award Plan.
10.9(w)+	Buuteeq, Inc. Amended and Restated 2010 Stock Plan.
10.10+	Amended and Restated Rocket Travel, Inc. 2012 Stock Incentive Plan.
10.11+	The Priceline Group Inc. Amended and Restated Annual Bonus Plan.
10.12(r)+	Form of Non-Competition and Non-Solicitation Agreement.
10.13(x)+	Transition Agreement dated November 7, 2013 by and between the Registrant and Jeffery H. Boyd.
10.14(t)+	Transition Agreement dated March 5, 2015 by and between priceline.com LLC and Chris Soder.
10.15(t)+	Second Amended and Restated Employment Agreement dated March 5, 2015 by and between the Registrant, Booking.com Holding B.V. and Darren R. Huston.
10.16(x)+	Amended and Restated Non-Competition and Non-Solicitation Agreement dated November 7, 2013 by and between the Registrant and Darren R. Huston.
10.17(y)+	Indemnification Agreement, dated September 12, 2011 by and between the Registrant and Darren R. Huston.
10.18(z)+	Letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.19(aa)+	Letter amendment, dated December 16, 2008, to letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.20(bb)+	Second Amended and Restated Employment Agreement, dated April 21, 2015, by and between the Registrant and Peter J. Millones.
10.21(cc)+	Employment contract, dated February 19, 2015, by and between Booking.com Holding B.V. and Gillian Tans.
10.22(dd)	Credit Agreement, dated as of June 19, 2015, among the Registrant, the lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent.
12.1	Statement of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certification of Darren R. Huston, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(ee)	Certification of Darren R. Huston, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(ee)	Certification of Daniel J. Finnegan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101
The following financial statements from the Company's Annual Report on Form 10‑K for the year ended December 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

____________________________

+	Indicates a management contract or compensatory plan or arrangement.

(a)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 13, 2014 (File No. 0-25581).
(b)	Previously filed as an exhibit to the Current Report on Form 8-K filed on July 18, 2014 (File No. 0-25581).
(c)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 9, 2015 (File No. 1-36691).
(d)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-1 filed on March 18, 1999 (File No. 333-69657).
(e)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 12, 2012 (File No. 0-25581).
(f)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 4, 2013 (File No. 0-25581).
(g)	Previously filed as an exhibit to the Current Report on Form 8-K filed on August 20, 2014 (File No. 0-25581).
(h)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 25, 2015 (File No. 1-36691).
(i)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 22, 2014 (File No. 0-25581).
(j)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 26, 2014 (File No. 0-25581).
(k)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2015 (File No. 1-36691).
(l)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2015 (File No. 1-36691).
(m)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 12, 2015 (File No. 1-36691).
(n)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 13, 2015 (File No. 1-36691).
(o)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on June 6, 2013 (File No. 0-25581).
(p)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on November 8, 2005 (File No. 0-25581).
(q)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 9, 2011 (File No. 0-25581).
(r)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2013 (File No. 0-25581).
(s)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 7, 2014 (File No. 0-25581).
(t)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 6, 2015 (File No. 1-36691).
(u)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2014 (File No. 1-36691).
(v)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2014 (File No. 1-36691).
(w)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed on June 13, 2014 (File No. 333-196756).
(x)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 8, 2013 (File No. 0-25581).
(y)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2011 (File No. 0-25581).
(z)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 21, 2005 (File No. 0-25581).
(aa)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2008 (File No. 0-25581).
(bb)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 24, 2015 (File No. 1-36691).
(cc)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2015 (File No. 1-36691).
(dd)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 24, 2015 (File No. 1-36691).
(ee)	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.