Form 10-Q
period 2016-03-31
Priceline Group Inc.
filed 2016-05-04
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

Number of shares of Common Stock outstanding at April 26, 2016:

Common Stock, par value $0.008 per share	49,639,381
(Class)	(Number of Shares)

The Priceline Group Inc.
Form 10-Q

For the Three Months Ended March 31, 2016

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

The Priceline Group Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,857,165	$1,477,265
Restricted cash	835	806
Short-term investments	1,525,637	1,171,246
Accounts receivable, net of allowance for doubtful accounts of $19,198 and $15,014, respectively	857,140	645,169
Prepaid expenses and other current assets	623,986	258,751
Total current assets	4,864,763	3,553,237
Property and equipment, net	299,845	274,786
Intangible assets, net	2,128,539	2,167,533
Goodwill	3,378,327	3,375,000
Long-term investments	7,594,338	7,931,363
Other assets	68,734	118,656
Total assets	$18,334,546	$17,420,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$334,783	$322,842
Accrued expenses and other current liabilities	1,117,255	681,587
Deferred merchant bookings	535,536	434,881
Total current liabilities	1,987,574	1,439,310
Deferred income taxes	830,161	892,576
Other long-term liabilities	143,242	134,777
Long-term debt	6,321,202	6,158,443
Total liabilities	9,282,179	8,625,106

Stockholders' equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 62,267,576 and 62,039,516 shares issued, respectively	484	482
Treasury stock, 12,629,864 and 12,427,945 shares, respectively	(6,086,001)	(5,826,640)
Additional paid-in capital	5,273,830	5,184,910
Accumulated earnings	9,566,289	9,191,865
Accumulated other comprehensive income	297,765	244,852
Total stockholders’ equity	9,052,367	8,795,469
Total liabilities and stockholders’ equity	$18,334,546	$17,420,575

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Agency revenues	$1,500,029	$1,199,348
Merchant revenues	470,032	494,675
Advertising and other revenues	178,058	146,671
Total revenues	2,148,119	1,840,694
Cost of revenues	128,669	168,458
Gross profit	2,019,450	1,672,236
Operating expenses:
Performance advertising	779,909	633,544
Brand advertising	69,845	73,254
Sales and marketing	92,323	81,944
Personnel, including stock-based compensation of $66,000 and $54,008, respectively	308,351	258,984
General and administrative	113,045	100,178
Information technology	32,788	25,361
Depreciation and amortization	72,871	65,002
Total operating expenses	1,469,132	1,238,267
Operating income	550,318	433,969
Other income (expense):
Interest income	20,347	11,596
Interest expense	(46,894)	(33,479)
Foreign currency transactions and other	(12,928)	(4,843)
Impairment of cost-method investment	(50,350)	—
Total other income (expense)	(89,825)	(26,726)
Earnings before income taxes	460,493	407,243
Income tax expense	86,069	73,916
Net income	$374,424	$333,327
Net income applicable to common stockholders per basic common share	$7.54	$6.42
Weighted-average number of basic common shares outstanding	49,630	51,909
Net income applicable to common stockholders per diluted common share	$7.47	$6.36
Weighted-average number of diluted common shares outstanding	50,129	52,406

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$374,424	$333,327
Other comprehensive income, net of tax
Foreign currency translation adjustments (1)	77,372	(127,011)
Unrealized (loss) gain on marketable securities (2)	(24,459)	162,368
Comprehensive income	$427,337	$368,684

(1) Foreign currency translation adjustments include a tax benefit of $61,096 and a tax of $76,605 for the three months ended March 31, 2016 and 2015, respectively, associated with net investment hedges (See Note 10). The remaining balance in foreign currency translation adjustments excludes income taxes due to the Company's practice and intention to reinvest the earnings of its foreign subsidiaries in those operations (See Note 9).

(2) Net of tax of $29,128 and $9,976 for the three months ended March 31, 2016 and 2015, respectively.

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2015	62,040	$482	(12,428)	$(5,826,640)	$5,184,910	$9,191,865	$244,852	$8,795,469
Net income	—	—	—	—	—	374,424	—	374,424
Foreign currency translation adjustments, net of tax benefit of $61,096	—	—	—	—	—	—	77,372	77,372
Unrealized loss on marketable securities, net of tax of $29,128	—	—	—	—	—	—	(24,459)	(24,459)
Exercise of stock options and vesting of restricted stock units and performance share units	228	2	—	—	4,813	—	—	4,815
Repurchase of common stock	—	—	(202)	(259,361)	—	—	—	(259,361)
Stock-based compensation and other stock-based payments	—	—	—	—	66,034	—	—	66,034
Excess tax benefits on stock-based awards and other equity deductions	—	—	—	—	18,073	—	—	18,073
Balance, March 31, 2016	62,268	$484	(12,630)	$(6,086,001)	$5,273,830	$9,566,289	$297,765	$9,052,367

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$374,424	$333,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,486	21,674
Amortization	42,385	43,328
Provision for uncollectible accounts, net	6,812	9,021
Deferred income tax benefit	(25,681)	(35,172)
Stock-based compensation expense and other stock-based payments	66,034	54,533
Amortization of debt issuance costs	1,837	1,543
Amortization of debt discount	17,009	16,691
Impairment of cost-method investment	50,350	—
Changes in assets and liabilities:
Accounts receivable	(191,704)	(120,593)
Prepaid expenses and other current assets	(340,485)	(292,668)
Accounts payable, accrued expenses and other current liabilities	311,991	201,215
Other	869	(23,916)
Net cash provided by operating activities	344,327	208,983

INVESTING ACTIVITIES:
Purchase of investments	(1,051,346)	(1,969,292)
Proceeds from sale of investments	1,252,604	880,774
Additions to property and equipment	(53,256)	(31,263)
Acquisitions and other investments, net of cash acquired	(723)	(26,162)
Proceeds from foreign currency contracts	—	453,818
Payments on foreign currency contracts	—	(448,640)
Change in restricted cash	(5)	(55)
Net cash provided by (used in) investing activities	147,274	(1,140,820)

FINANCING ACTIVITIES:
Proceeds from short-term borrowing	100,000	—
Proceeds from the issuance of long-term debt	2,500	1,611,887
Payments related to conversion of senior notes	—	(147,629)
Repurchase of common stock	(259,361)	(308,618)
Proceeds from exercise of stock options	4,815	9,070
Excess tax benefits on stock-based awards and other equity deductions	18,073	49,538
Net cash (used in) provided by financing activities	(133,973)	1,214,248
Effect of exchange rate changes on cash and cash equivalents	22,272	(175,248)
Net increase in cash and cash equivalents	379,900	107,163
Cash and cash equivalents, beginning of period	1,477,265	3,148,651
Cash and cash equivalents, end of period	$1,857,165	$3,255,814
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$449,314	$379,603
Cash paid during the period for interest	$40,119	$10,841
Non-cash investing activity for contingent consideration	$—	$9,170

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
Notes to Unaudited Consolidated Financial Statements

1.                                      BASIS OF PRESENTATION

Management of The Priceline Group Inc. (the "Company") is responsible for the Unaudited Consolidated Financial Statements included in this document.  The Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results.  The Company prepared the Unaudited Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.  These statements should be read in combination with the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including its primary brands of Booking.com, priceline.com, KAYAK, agoda.com, Rentalcars.com and OpenTable. All inter-company accounts and transactions have been eliminated in consolidation.  The functional currency of the Company's foreign subsidiaries is generally the respective local currency. Assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at the average exchange rates for the period.  Translation gains and losses are included as a component of "Accumulated other comprehensive income" in the accompanying Unaudited Consolidated Balance Sheets.  Foreign currency transaction gains and losses are included in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Change in Presentation

In the first quarter of 2016, the Company changed the presentation of advertising expenses from “Advertising - Online” and “Advertising - Offline” to “Performance advertising” and “Brand advertising” in the Unaudited Consolidated Statements of Operations. As a result, brand advertising in online channels is now recorded in “Brand advertising” rather than “Advertising - Online”. For the three months ended March 31, 2015, this change in presentation, which had no impact on total advertising expenses, operating income or net income, amounted to $9.7 million. The Company believes its new presentation is helpful because it separates performance advertising that is typically managed on a return on investment basis from brand advertising that generally is spent to build brand awareness and managed to a targeted spending level. The descriptions of these new lines are as follows:

Performance advertising - Advertising expenses classified as performance advertising are generally managed by the Company by monitoring return on investment. These expenses primarily consist of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) other performance-based advertisements. Performance advertising expense is recognized as incurred.

Brand advertising - Advertising expenses classified as brand advertising are generally managed by the Company to a targeted spending level to drive brand awareness. This includes both online and offline activities such as online videos (for example, on YouTube and Facebook), television advertising, billboards and subway and bus advertisements. Brand advertising expense is generally recognized as incurred with the exception of advertising production costs, which are expensed the first time the advertisement is displayed or broadcast.

See Item 5 in this Quarterly Report for disclosure related to this change in presentation for the years ended December 31, 2015, 2014 and 2013.

Recent Accounting Pronouncements

In April 2016, the Financial Accounting Standards Board ("FASB") issued new guidance to improve the accounting for certain aspects of share-based payment transactions as part of its simplification initiative. The key provisions of this accounting update are: (1) recognizing current excess tax benefits in the income statement in the period the benefits are deducted on the income tax return as opposed to an adjustment to additional paid-in capital in the period the benefits are realized by reducing a current income tax liability; (2) allowing an entity-wide election to account for forfeitures related to service conditions as occurred instead of estimating the total number of awards that will be forfeited because the requisite service period will not be rendered; (3) allowing the net settlement of an equity award for statutory tax withholding purposes to not exceed the maximum statutory tax rate by relevant tax jurisdiction instead of withholding taxes for each employee based on a minimum statutory withholding tax rate; and (4) requiring the presentation of excess tax benefits as operating cash flow and cash payments for employee withholding taxes related to vested stock awards as financing cash flow in the consolidated statement of cash flows. For public business entities, this update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted in any interim or annual period for which financial statements have not been issued but all of the guidance must be adopted in that same period. The Company is currently evaluating the impact to its Consolidated Financial Statements of adopting this new guidance.

In February 2016, the FASB issued a new accounting standard intended to improve the financial reporting of lease transactions.  The new accounting standard requires lessees to recognize an asset and a liability on the balance sheet for the right and obligation created by entering into a lease transaction.  However, the accounting update allows an entity to make an accounting policy election so that short-term leases are not recognized on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. The new standard significantly expands qualitative and quantitative disclosures for lessees. The new standard retains the dual-model concept by requiring companies to determine if a lease is an operating or financing lease and the current "bright line" percentages could be used as guidance in applying the new standard. The lessor accounting model remains largely unchanged.  The update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is allowed. The Company is currently evaluating the impact to its Consolidated Financial Statements of adopting this new guidance.

In January 2016, the FASB issued a new accounting update which amends the guidance on the classification and measurement of financial instruments. Although the accounting update retains many current requirements, it significantly revises accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The accounting update also amends certain fair value disclosures of financial instruments and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with the entity’s evaluation of their other deferred tax assets. The update requires entities to carry all investments in equity securities, including other ownership interests such as partnerships, unincorporated joint ventures and limited liability companies at fair value, with fair value changes recognized through net income. This requirement does not apply to investments that qualify for equity method accounting, investments that result in consolidation of the investee or investments in which the entity has elected the practicability exception to fair value measurement. Under current U.S. GAAP, the Company's available-for-sale investments in equity securities with readily identifiable market value are remeasured to fair value each reporting period with changes in fair value recognized in accumulated other comprehensive income (loss). However, under the new accounting literature, fair value adjustments will be recognized through net income and could vary significantly quarter to quarter. For the investments currently accounted for under the cost method, an entity can elect to measure its investments, which do not have a readily determinable fair value, at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company intends to continue to use the cost method of accounting for investments without a readily determinable fair value. Additionally, this accounting update will simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. In addition, this accounting update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at amortized cost in the balance sheet. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption, although allowed in certain circumstances, is not applicable to the Company.
In May 2014, the FASB and the IASB issued a new accounting standard on the recognition of revenue from contracts with customers that is designed to create greater comparability for financial statement users across industries and jurisdictions. The core principle of the standard is that an "entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." Additionally, the new guidance specified the accounting for some costs to obtain or fulfill a contract with a customer. The new standard will also require enhanced disclosures. In March 2016, the FASB issued an amendment to this standard, which provides guidance on assessing whether an entity is a principal or an agent in a revenue transaction. The conclusion determines whether an entity reports revenue on a gross or net basis. The amendment focuses on who controls the good or service in an arrangement before it is transferred to a customer and further clarifies the unit of account and indicators of when an entity is the principal. In April 2016, the FASB further amended this standard by clarifying 1) how an entity should evaluate the nature of its promise in granting a license of IP, which will determine whether it recognizes revenue over time or at a point in time, and 2) when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allowing entities to disregard items that are immaterial in the context of a contract. The accounting standard was initially effective for public entities for annual and interim periods beginning after December 15, 2016. In July 2015, the FASB agreed to defer the effective date of the new revenue standard to annual periods beginning after December 15, 2017 with early adoption permitted as of the original effective date. The Company is currently evaluating the impact to its Consolidated Financial Statements of adopting this new guidance.

2.                                      STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation expense included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $66.0 million and $54.0 million for the three months ended March 31, 2016 and 2015, respectively.

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

Restricted Stock Units and Performance Share Units

The following table summarizes the activity of restricted stock units and performance share units ("share-based awards") during the three months ended March 31, 2016:

Share-Based Awards	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	637,257	$1,070.10
Granted	164,695	$1,303.06
Vested	(215,477)	$759.17
Performance Share Units Adjustment	4,848	$1,273.56
Forfeited	(13,462)	$1,252.08
Unvested at March 31, 2016	577,861	$1,256.20

As of March 31, 2016, there was $461.9 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 2.3 years.

During the three months ended March 31, 2016, the Company made broad-based grants of 80,952 restricted stock units that generally vest after three years, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability. These share-based awards had a total grant date fair value of $105.5 million based on a weighted-average grant date fair value per share of $1,303.04.

In addition, during the three months ended March 31, 2016, the Company granted 83,743 performance share units to executives and certain other employees.  The performance share units had a total grant date fair value of $109.1 million based upon a weighted-average grant date fair value per share of $1,303.08.  The performance share units are payable in shares of the Company's common stock upon vesting. Subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability, recipients of these performance share units generally must continue their service through the requisite service period in order to receive any shares.  Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period, which ends December 31, 2018, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.  As of March 31, 2016, the estimated number of probable shares to be issued is a total of 83,647 shares, net of performance share units forfeited and vested since the grant date.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 188,856 total shares could be issued.  If the minimum performance thresholds are not met, 49,424 shares would be issued at the end of the performance period.

2015 Performance Share Units

During the year ended December 31, 2015, the Company granted 107,623 performance share units with a grant date fair value of $133.2 million, based on a weighted-average grant date fair value per share of $1,237.53. The actual number of shares to be issued will be determined upon completion of the performance period which generally ends December 31, 2017.

At March 31, 2016, there were 97,303 unvested 2015 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of March 31, 2016, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 162,266 shares. If the maximum thresholds are met at the end of the performance period, a maximum of 234,793 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 51,056 shares would be issued at the end of the performance period.

2014 Performance Share Units

During the year ended December 31, 2014, the Company granted 72,277 performance share units with a grant date fair value of $96.1 million, based on a weighted-average grant date fair value per share of $1,329.11. The actual number of shares to be issued will be determined upon completion of the performance period which generally ends December 31, 2016.

At March 31, 2016, there were 58,813 unvested 2014 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of March 31, 2016, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 98,124 shares. If the maximum thresholds are met at the end of the performance period, a maximum of 118,390 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 38,620 shares would be issued at the end of the performance period.

Stock Options

The following table summarizes the activity for stock options during the three months ended March 31, 2016:

Employee Stock Options	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Balance, December 31, 2015	89,104	$383.03	$79,474	5.4
Exercised	(13,960)	$342.61
Forfeited	(1,063)	$175.65
Balance, March 31, 2016	74,081	$393.62	$66,328	5.4
Vested and exercisable as of March 31, 2016	64,051	$365.78	$59,131	5.2
Vested and exercisable as of March 31, 2016 and expected to vest thereafter, net of estimated forfeitures	73,767	$393.74	$66,038	5.4

The aggregate intrinsic value of employee stock options assumed in acquisitions that were exercised during the three months ended March 31, 2016 was $12.7 million compared to $17.0 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, stock options assumed in acquisitions vested for 5,367 shares of common stock with an acquisition-date fair value of $3.5 million, compared to 11,170 shares of common stock vested for stock options assumed in acquisitions with an acquisition-date fair value of $7.5 million for the three months ended March 31, 2015.

For the three months ended March 31, 2016, the Company recorded stock-based compensation expense related to employee stock options of $2.9 million compared to $7.4 million for the three months ended March 31, 2015. As of March 31, 2016, there was $5.8 million of total future compensation costs related to unvested employee stock options to be recognized over a weighted-average period of 1.1 years.

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Weighted-average number of basic common shares outstanding	49,630	51,909
Weighted-average dilutive stock options, restricted stock units and performance share units	275	257
Assumed conversion of Convertible Senior Notes	224	240
Weighted-average number of diluted common and common equivalent shares outstanding	50,129	52,406
Anti-dilutive potential common shares	2,665	2,616

Anti-dilutive potential common shares for the three months ended March 31, 2016 include approximately 2.1 million shares that could be issued under the Company's outstanding convertible notes.  Under the treasury stock method, the convertible notes will generally have an anti-dilutive impact on net income per share if the conversion prices for the convertible notes exceed the Company's average stock price.

4.                                      INVESTMENTS

Short-term and Long-term Investments in Available-for-Sale Securities

The following table summarizes, by major security type, the Company's investments as of March 31, 2016 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Foreign government securities	$426,758	$25	$(83)	$426,700
U.S. government securities	413,728	36	(16)	413,748
Corporate debt securities	676,666	751	(208)	677,209
Commercial paper	7,980	—	—	7,980
Total short-term investments	$1,525,132	$812	$(307)	$1,525,637

Long-term investments:
Foreign government securities	$623,314	$3,255	$(6)	$626,563
U.S. government securities	483,480	3,644	(29)	487,095
Corporate debt securities	4,145,586	31,770	(1,415)	4,175,941
U.S. municipal securities	1,072	11	—	1,083
Ctrip convertible debt securities	1,250,000	145,525	(25,250)	1,370,275
Ctrip equity securities	630,311	303,070	—	933,381
Total long-term investments	$7,133,763	$487,275	$(26,700)	$7,594,338

The Company's investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business.  As of March 31, 2016, the weighted-average life of the Company’s fixed income investment portfolio, excluding the Company's investment in Ctrip convertible debt securities, was approximately 2.0 years with an average credit quality of A+/A1/A+.

The Company invests in foreign government securities with high credit quality. As of March 31, 2016, investments in foreign government securities principally included debt securities issued by the governments of Germany, the Netherlands, France, Belgium and Austria.

On May 26, 2015 and August 7, 2014, the Company invested $250 million and $500 million, respectively, in five-year senior convertible notes issued at par by Ctrip.com International Ltd. ("Ctrip"). On December 11, 2015, the Company invested $500 million in a Ctrip ten-year senior convertible note issued at par value, which included a put option allowing the Company to require a prepayment in cash from Ctrip at the end of the sixth year of the note. As of March 31, 2016, the Company had also invested $630.3 million of its international cash in Ctrip American Depositary Shares ("ADSs"). The convertible debt and equity securities of Ctrip have been marked-to-market in accordance with the accounting guidance for available-for-sale securities.

In connection with the Company's investments in Ctrip's convertible notes, Ctrip granted the Company the right to appoint an observer to its board of directors and permission to acquire its shares (through the acquisition of Ctrip ADSs in the open market) so that combined with ADSs issuable upon conversion of the August 2014 and May 2015 convertible notes, the Company could hold up to an aggregate of 15% of Ctrip's outstanding equity. As of March 31, 2016, the Company did not have significant influence over Ctrip.

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

The Company has classified its investments as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments, net of taxes, reflected as a part of "Accumulated other comprehensive income" in the Unaudited Consolidated Balance Sheets. Classification as short-term or long-term investment is based upon the maturity of the debt securities.

The Company recognized net realized losses of $2.9 million compared to net realized gains of $1.8 million related to investments for the three months ended March 31, 2016 and 2015, respectively.

Cost-method Investments

The Company held investments in equity securities of private companies, companies typically at an early stage of development, of approximately $13.6 million and $62.3 million as of March 31, 2016 and December 31, 2015, respectively, of which $10.0 million is an investment in Hotel Urbano, an online travel company based in Brazil. The investments are accounted for under the cost method and reported in "Other assets" in the Company's Consolidated Balance Sheets. The Company evaluates its investments quarterly to determine if any indicators of other-than-temporary impairment exist.

In March 2016, the Company received an operating performance update from Hotel Urbano, which showed disappointing 2015 results, significantly reduced forecasts and the need for additional funding in the near term. This update combined with increased political turmoil, the declaration of a public health emergency related to the Zika virus and sustained poor macroeconomic conditions in Brazil in the first quarter of 2016 indicated a potential other-than-temporary impairment in the fair value of the Company’s investment. As a result, the Company analyzed all information available and based on the best estimate of the current fair value of this investment, recognized an impairment of approximately $50 million for the three months ended March 31, 2016.

5.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of March 31, 2016 are classified in the tables below in the categories described below (in thousands):

	Level 1	Level 2	Total
ASSETS:
Cash equivalents:
Money market funds	$747,316	$—	$747,316
Foreign government securities	—	32,588	32,588
U.S. government securities	—	100,438	100,438
Commercial paper	—	12,334	12,334
Short-term investments:
Foreign government securities	—	426,700	426,700
U.S. government securities	—	413,748	413,748
Corporate debt securities	—	677,209	677,209
Commercial paper	—	7,980	7,980
Foreign exchange derivatives	—	884	884
Long-term investments:
Foreign government securities	—	626,563	626,563
U.S. government securities	—	487,095	487,095
Corporate debt securities	—	4,175,941	4,175,941
U.S. municipal securities	—	1,083	1,083
Ctrip convertible debt securities	—	1,370,275	1,370,275
Ctrip equity securities	933,381	—	933,381
Total assets at fair value	$1,680,697	$8,332,838	$10,013,535

	Level 1	Level 2	Total
LIABILITIES:
Foreign exchange derivatives	$—	$704	$704

Financial assets and liabilities carried at fair value as of December 31, 2015 are classified in the tables below in the categories described below (in thousands):

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

As of March 31, 2016 and December 31, 2015, the Company's cash consisted of bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings are carried at cost which approximates their fair value because of the short-term nature of these items.  As of March 31, 2016, the Company held investments in equity securities of private companies of approximately $13.6 million and these investments are accounted for under the cost method of accounting (see Note 4). See Note 4 for information on the carrying value of available-for-sale investments and Note 7 for the estimated fair value of the Company's outstanding Senior Notes. See Note 11 for the Company's contingent liabilities associated with business acquisitions.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations.  The Company limits these risks by following established risk management policies and procedures, including the use of derivatives.  The Company does not use derivatives for trading or speculative purposes.  All derivative instruments are recognized in the Unaudited Consolidated Balance Sheets at fair value.  Gains and losses resulting from changes in the fair value of derivative instruments that are not designated as hedging instruments for accounting purposes are recognized in the Unaudited Consolidated Statements of Operations in the period that the changes occur.  Changes in the fair value of derivatives designated as net investment hedges are recorded as currency translation adjustments to offset a portion of the currency translation adjustment from Euro-denominated net assets held by certain subsidiaries and are recognized in the Unaudited Consolidated Balance Sheets in "Accumulated other comprehensive income."

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  The Company enters into average-rate derivative contracts to hedge translation risk from short-term foreign exchange fluctuations for the Euro and British Pound Sterling versus the U.S. Dollar.  As of March 31, 2016 and December 31, 2015, there were no outstanding derivative contracts related to foreign currency translation risk.  Foreign exchange losses of $3.6 million for the three months ended March 31, 2016 compared to foreign exchange gains of $1.9 million for the three months ended March 31, 2015 are recorded related to these derivatives in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in currency exchange rates on its transactional balances denominated in currencies other than the functional currency. Foreign exchange derivatives outstanding as of March 31, 2016 associated with foreign currency transaction risks resulted in a net asset of $0.2 million, with an asset in the amount of $0.9 million recorded in "Prepaid expenses and other current assets" and a liability in the amount of $0.7 million recorded in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet. Foreign exchange derivatives outstanding as of December 31, 2015 associated with foreign exchange transactions resulted in a net liability of $0.3 million, with a liability in the amount of $0.7 million recorded in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet and an asset in the amount of $0.4 million recorded in "Prepaid expenses and other current assets."  Derivatives associated with these transaction risks resulted in foreign exchange gains of $12.4 million for the three months ended March 31, 2016 compared to foreign exchange losses of $32.0 million for the three months ended March 31, 2015. These mark-to-market adjustments on the derivative contracts, offset by the effect of changes in currency exchange rates on transactions denominated in currencies other than the functional currency, resulted in net losses of $4.4 million and $6.1 million for the three months ended March 31, 2016 and 2015, respectively. The net impacts related to these derivatives are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments resulted in net cash inflows of $22.3 million for the three months ended March 31, 2016 compared to net cash outflows of $26.1 million for the three months ended March 31, 2015 and are reported within "Net cash provided by operating activities" in the Unaudited Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — The Company had no foreign currency forward contracts designated as hedges of its net investment in a foreign subsidiary outstanding as of March 31, 2016 or December 31, 2015. A net cash inflow of $5.2 million for the three months ended March 31, 2015 related to foreign currency forward contracts designated as hedges of the Company's net investment in a foreign subsidiary is reported within "Net cash provided by (used in) investing activities" in the Unaudited Consolidated Statements of Cash Flows.

6.                                      INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life
Supply and distribution agreements	$831,186	$(246,536)	$584,650	$824,932	$(227,994)	$596,938	10 - 20 years	16 years

Technology	113,523	(67,071)	46,452	112,639	(61,404)	51,235	1 - 5 years	5 years

Patents	1,623	(1,571)	52	1,623	(1,562)	61	15 years	15 years

Internet domain names	42,790	(23,305)	19,485	40,352	(20,954)	19,398	2 - 20 years	8 years

Trade names	1,671,599	(203,502)	1,468,097	1,671,356	(183,101)	1,488,255	4 - 20 years	20 years

Non-compete agreements	22,900	(13,097)	9,803	22,847	(11,201)	11,646	3 - 4 years	3 years

Other	—	—	—	135	(135)	—
Total intangible assets	$2,683,621	$(555,082)	$2,128,539	$2,673,884	$(506,351)	$2,167,533

Intangible assets with determinable lives are amortized on a straight-line basis.  Intangible asset amortization expense was approximately $42.4 million and $43.3 million for the three months ended March 31, 2016 and 2015, respectively.

The amortization expense for intangible assets for the remainder of 2016, the annual expense for the next five years, and the expense thereafter is expected to be as follows (in thousands):

2016	$126,914
2017	161,953
2018	143,113
2019	132,520
2020	125,005
2021	119,757
Thereafter	1,319,277
$2,128,539

The change in goodwill for the three months ended March 31, 2016 consists of the following (in thousands):

Balance at December 31, 2015	$3,375,000
Currency translation adjustments	3,327
Balance at March 31, 2016	$3,378,327

A substantial portion of the intangibles and goodwill relates to the acquisition of OpenTable in July 2014 and KAYAK in May 2013.

7.                                      DEBT

Short-term Borrowing

On March 31, 2016, the Company utilized a credit line in an amount of $100.0 million associated with the purchase of marketable debt securities. This borrowing was reported in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet as of March 31, 2016 and was repaid on April 1, 2016.

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

The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes, which could include acquisitions or share repurchases. There were no borrowings outstanding and approximately $2.5 million of letters of credit issued under the facility as of both periods ended March 31, 2016 and December 31, 2015.

Outstanding Long-term Debt

Outstanding long-term debt as of March 31, 2016 consisted of the following (in thousands):

March 31, 2016	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Long-term debt:
1.0% Convertible Senior Notes due March 2018	$1,000,000	$(52,347)	$947,653
0.35% Convertible Senior Notes due June 2020	1,000,000	(108,808)	891,192
0.9% Convertible Senior Notes due September 2021	1,000,000	(120,151)	879,849
2.375% (€1 Billion) Senior Notes due September 2024	1,139,471	(14,718)	1,124,753
3.65% Senior Notes due March 2025	500,000	(4,052)	495,948
1.8% (€1 Billion) Senior Notes due March 2027	1,139,471	(6,093)	1,133,378
2.15% (€750 Million) Senior Notes due November 2022	854,603	(6,174)	848,429
Total long-term debt	$6,633,545	$(312,343)	$6,321,202

Outstanding long-term debt as of December 31, 2015 consisted of the following (in thousands):

December 31, 2015	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Long-term debt:
1.0% Convertible Senior Notes due March 2018	$1,000,000	$(58,929)	$941,071
0.35% Convertible Senior Notes due June 2020	1,000,000	(114,898)	885,102
0.9% Convertible Senior Notes due September 2021	1,000,000	(125,258)	874,742
2.375% (€1 Billion) Senior Notes due September 2024	1,086,957	(14,688)	1,072,269
3.65% Senior Notes due March 2025	500,000	(4,160)	495,840
1.8% (€1 Billion) Senior Notes due March 2027	1,086,957	(6,200)	1,080,757
2.15% (€750 Million) Senior Notes due November 2022	815,217	(6,555)	808,662
Total long-term debt	$6,489,131	$(330,688)	$6,158,443

Based upon the closing price of the Company's common stock for the prescribed measurement periods during the three months ended March 31, 2016 and December 31, 2015, the respective contingent conversion thresholds of the 2018 Notes (as defined below), the 2020 Notes (as defined below) and the 2021 Notes (as defined below) were not exceeded and therefore these notes are reported as non-current liabilities in the Unaudited Consolidated Balance Sheets.

Fair Value of Long-term Debt

As of March 31, 2016 and December 31, 2015, the estimated market value of all outstanding Senior Notes was approximately $7.3 billion and $7.0 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 5). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period.  A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the Convertible Senior Notes.

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

Description of Senior Convertible Notes

In August 2014, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due September 15, 2021, with an interest rate of 0.9% (the "2021 Notes"). The Company paid $11.0 million in debt issuance costs during the year ended December 31, 2014 related to this offering. The 2021 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of approximately $2,055.50 per share. The 2021 Notes are convertible, at the option of the holder, prior to September 15, 2021, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2021 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2021 Notes in an aggregate value ranging from $0 to approximately $375 million depending upon the date of the transaction and the then current stock price of the Company. As of June 15, 2021, holders will have the right to convert all or any portion of the 2021 Notes. The 2021 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2021 Notes for cash in certain circumstances.  Interest on the 2021 Notes is payable on March 15 and September 15 of each year.

In May 2013, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due June 15, 2020, with an interest rate of 0.35% (the "2020 Notes"). The 2020 Notes were issued with an initial discount of $20.0 million. The Company paid $1.0 million in debt issuance costs during the year ended December 31, 2013 related to this offering. The 2020 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of approximately $1,315.10 per share. The 2020 Notes are convertible, at the option of the holder, prior to June 15, 2020, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2020 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2020 Notes in an aggregate value ranging from $0 to approximately $397 million depending upon the date of the transaction and the then current stock price of the Company. As of March 15, 2020, holders will have the right to convert all or any portion of the 2020 Notes. The 2020 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2020 Notes for cash in certain circumstances.  Interest on the 2020 Notes is payable on June 15 and December 15 of each year.

In March 2012, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due March 15, 2018, with an interest rate of 1.0% (the "2018 Notes"). The Company paid $20.9 million in debt issuance costs during the year ended December 31, 2012 related to this offering. The 2018 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of approximately $944.61 per share. The 2018 Notes are convertible, at the option of the holder, prior to March 15, 2018, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2018 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2018 Notes in aggregate value ranging from $0 to approximately $344 million depending upon the date of the transaction and the then current stock price of the Company. As of December 15, 2017, holders will have the right to convert all or any portion of the 2018 Notes. The 2018 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2018 Notes for cash in certain circumstances.  Interest on the 2018 Notes is payable on March 15 and September 15 of each year.

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

Cash-settled convertible debt, such as the Company's Convertible Senior Notes, is separated into debt and equity components at issuance and each component is assigned a value.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount.  Debt discount is amortized using the effective interest method over the period from the origination date through the stated maturity date.  The Company estimated the straight debt borrowing rates at debt origination to be 3.18% for the 2021 Notes, 3.13% for the 2020 Notes and 3.50% for the 2018 Notes.  The yield to maturity was estimated at an at-market coupon priced at par.

Debt discount after tax of $82.5 million ($142.9 million before tax) less financing costs associated with the equity component of convertible debt of $1.6 million after tax were recorded in additional paid-in capital related to the 2021 Notes at December 31, 2014. Debt discount after tax of $92.4 million ($154.3 million before tax) less financing costs associated with the equity component of convertible debt of $0.1 million after tax were recorded in additional paid-in capital related to the 2020 Notes at June 30, 2013. Debt discount after tax of $80.9 million ($135.2 million before tax) less financing costs associated with the equity component of convertible debt of $2.8 million after tax were recorded in additional paid-in capital related to the 2018 Notes at March 31, 2012.

For the three months ended March 31, 2016 and 2015, the Company recognized interest expense of $23.4 million and $23.3 million, respectively, related to convertible notes.  Interest expense related to convertible notes for the three months ended March 31, 2016 and 2015 was comprised of $5.6 million and $5.7 million, respectively, for the contractual coupon interest, $16.7 million and $16.5 million, respectively, related to the amortization of debt discount, and $1.1 million for each period related to the amortization of debt issuance costs.  For the three months ended March 31, 2016 and 2015, included in the amortization of debt discount mentioned above was $0.7 million of original issuance discount for each period related to the 2020 Notes. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt. The weighted-average effective interest rate for both the three months ended March 31, 2016 and 2015 was 3.5% related to convertible notes.

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

The aggregate principal value of the 2022 Notes, 2024 Notes and 2027 Notes and accrued interest thereon are designated as a hedge of the Company's net investment in certain Euro functional currency subsidiaries. The foreign currency transaction gains or losses on these liabilities are measured based upon changes in spot rates and are recorded in "Accumulated other comprehensive income" in the Unaudited Consolidated Balance Sheets. The Euro-denominated net assets of these subsidiaries are translated into U.S. Dollars at each balance sheet date, with effects of foreign currency changes also reported in "Accumulated other comprehensive income"in the Unaudited Consolidated Balance Sheets. Since the notional amount of the recorded Euro-denominated debt and related interest are not greater than the notional amount of the Company's net investment, the Company does not expect to incur any ineffectiveness on this hedge.

Debt discount is amortized using the effective interest method over the period from the origination date through the stated maturity date.  The Company estimated the effective interest rates at debt origination to be 2.20% for the 2022 Notes, 3.68% for the 2025 Notes, 1.80% for the 2027 Notes and 2.48% for the 2024 Notes.

For the three months ended March 31, 2016 and 2015, the Company recognized interest expense of $21.4 million and $9.5 million, respectively, related to other long-term debt which was comprised of $20.5 million and $9.0 million, respectively, for the contractual coupon interest, $0.4 million and $0.3 million, respectively, related to the amortization of debt discount and $0.5 million and $0.2 million, respectively, related to the amortization of debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt.

In March 2016, the Company received a ten-year loan from the State of Connecticut in the amount of $2.5 million with an interest rate of 1% in connection with the construction of office space in Connecticut.  The loan is reported in "Other long-term liabilities" in the Unaudited Consolidated Balance Sheet. The loan will be forgiven if certain employment and salary conditions are met.

8.                                      TREASURY STOCK

In the first quarter of 2016, the Company's Board of Directors authorized a program to repurchase up to $3.0 billion of the Company's common stock. In the three months ended March 31, 2016, the Company repurchased 111,486 shares of its common stock in the open market for an aggregate cost of $142.2 million.

As of March 31, 2016, the Company had a remaining authorization of $2.9 billion to purchase its common stock. The Company may make additional repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined at the Company's discretion.

The Board of Directors has given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  The Company repurchased 90,401 shares and 53,062 shares at aggregate costs of $117.2 million and $65.8 million in the three months ended March 31, 2016 and 2015, respectively, to satisfy employee withholding taxes related to stock-based compensation.

As of March 31, 2016, there were 12,629,864 shares of the Company's common stock held in treasury.

9.                                      INCOME TAXES

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

The Company recognizes income tax expense based upon the applicable tax rates and tax laws of the countries in which the income is generated.  During the three months ended March 31, 2016 and 2015, a substantial majority of the Company's income was generated in the Netherlands.  Income tax expense for the three months ended March 31, 2016 and 2015 differs from the expected tax expense at the U.S. federal statutory rate of 35%, primarily due to lower international tax rates, partially offset by U.S. state income taxes and certain non-deductible expenses.

According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings during the three months ended March 31, 2016 and 2015 qualifies for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those periods.

The Company has significant deferred tax assets including U.S. net operating loss carryforwards ("NOLs"). The amount of NOLs available for the Company's use is limited by Section 382 of the U.S. Internal Revenue Code ("IRC Section 382"). At December 31, 2015, after considering the impact of IRC Section 382, the Company had approximately $847.9 million of available NOLs for U.S. federal income tax purposes, comprised of $25.6 million of NOLs generated from operating losses and approximately $822.3 million of NOLs generated from equity-related transactions, including equity-based compensation and stock warrants. The NOLs mainly expire from December 31, 2019 to December 31, 2021. The utilization of these NOLs is dependent upon the Company's ability to generate sufficient future taxable income in the United States. Pursuant to current accounting guidance, tax benefits related to equity deductions will be recognized by crediting additional paid-in capital when they are realized by reducing the Company's current income tax liability. Under the new accounting standard issued in April 2016 (see Note 1), all previously unrecognized excess tax benefits will be recognized as a deferred tax asset, net of any valuation allowance, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption of this standard. In addition, prospectively all excess tax benefits will be recognized in the income statement in the period in which equity deductions are claimed on the Company's income tax return. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, tax planning strategies, the carryforward periods available for tax reporting purposes, and other relevant factors.

It is the practice and intention of the Company to reinvest the earnings of its international subsidiaries in those operations. As a result, at March 31, 2016, no provision had been made for U.S. taxes on cumulative undistributed international earnings.  At December 31, 2015, international earnings intended to be indefinitely reinvested outside of the

United States amounted to approximately $9.9 billion.  It is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not indefinitely reinvested.

10.                                      ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below provides the balances for each classification of accumulated other comprehensive income as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Foreign currency translation adjustments, net of tax (1)	$(139,891)	$(217,263)
Net unrealized gain on marketable securities, net of tax (2)	437,656	462,115
Accumulated other comprehensive income	$297,765	$244,852

(1) Foreign currency translation adjustments, net of tax, include net losses from fair value adjustments of $34.8 million after tax ($52.6 million before tax) associated with derivatives designated as net investment hedges at both March 31, 2016 and December 31, 2015 (see Note 5).

Foreign currency translation adjustments, net of tax, include foreign currency transaction gains of $43.2 million after tax ($75.8 million before tax) and $126.8 million after tax ($220.5 million before tax) associated with the Company's 2022 Notes, 2024 Notes and 2027 Notes at March 31, 2016 and December 31, 2015, respectively. The 2022 Notes, 2024 Notes and 2027 Notes are Euro-denominated debt and are designated as hedges of certain of the Company's Euro-denominated net assets (see Note 7).

The remaining balance in foreign currency translation adjustments excludes income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States.

(2) The unrealized gains before tax at March 31, 2016 were $460.8 million, of which unrealized gains of $368.1 million were exempt from tax in the Netherlands and unrealized gains of $92.7 million were taxable. The unrealized gains before tax at December 31, 2015 were $456.1 million, of which unrealized gains of $481.3 million were exempt from tax in the Netherlands and unrealized losses of $25.2 million were taxable.

11.                                      COMMITMENTS AND CONTINGENCIES

Competition Reviews

The online travel industry has become the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. Investigations predominately related to Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, were initiated by NCAs in France, Germany, Italy, Austria, Sweden, Ireland and Switzerland, and a number of other NCAs are also looking, or have looked, at these issues. The investigations primarily relate to whether Booking.com's price parity provisions are anti-competitive because they require accommodation providers to provide Booking.com with room rates that are at least as low as those offered to other online travel companies ("OTCs") or through the accommodation provider's website.

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

Booking.com is in ongoing discussions with various NCAs in other countries regarding their concerns. On July 1, 2015, Booking.com voluntarily implemented the commitments given to the French, Italian and Swedish NCAs throughout the European Economic Area and Switzerland, and Booking.com is working with certain other European NCAs towards closing their investigations or inquiries. In October 2015, the Irish NCA closed its investigation on the basis of commitments by Booking.com identical to those given to the French, Italian and Swedish NCAs. In November 2015, the Swiss NCA closed its investigation, prohibiting any reintroduction of Booking.com's old "wide" parity agreements but permitting Booking.com to retain its existing "narrow" parity agreements with accommodations in Switzerland. The Austrian NCA stated in March 2016 that it will close its investigation against Booking.com in light of the move to “narrow” price parity. A number of additional NCAs in the European Economic Area have now closed their investigations following Booking.com's implementation of the commitments in their jurisdictions. However, the Company is currently unable to predict the impact the implementation of these commitments throughout the European Economic Area and Switzerland will have on Booking.com's business or on the on-going investigations in other European countries, or on industry practice more generally. On December 23, 2015, the German NCA issued a final decision prohibiting Booking.com's "narrow" price parity agreements with accommodations in Germany. The German NCA did not issue a fine, but has reserved its position regarding an order for disgorgement of profits. Booking.com intends to appeal the German NCA's decision. An Italian hotel association has appealed the Italian NCA's decision to accept the commitments by Booking.com. The Company is unable to predict how these appeals and the remaining investigations in other countries will ultimately be resolved. Possible outcomes include requiring Booking.com to amend or remove its rate parity clause from its contracts with accommodation providers in those jurisdictions and/or the imposition of fines.

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

Litigation Related to Travel Transaction Taxes

The Company and certain third-party OTCs are currently involved in approximately thirty lawsuits, including certified and putative class actions, brought by or against U.S. states, cities and counties over issues involving the payment of travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.) related to the priceline.com business. Generally, the complaints allege, among other things, that the OTCs violated each jurisdiction's respective relevant travel transaction tax ordinance with respect to the charge and remittance of amounts to cover taxes under each law. The Company believes that the laws at issue generally do not apply to the services it provides, namely the facilitation of travel reservations, and, therefore, that it does not owe the taxes that are claimed to be owed. However, the Company has been involved in this type of litigation for many years, and state and local jurisdictions where these issues have not been resolved could assert that the Company is subject to travel transaction taxes and could seek to collect such taxes, retroactively and/or prospectively. From time to time, the Company has found it expedient to settle claims pending in these matters without conceding that the claims at issue are meritorious or that the claimed taxes are in fact due to be paid.  The Company may also settle current or future travel transaction tax claims.

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

Accrual for Travel Transaction Taxes
As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $27 million for both the period ended March 31, 2016 and the period ended December 31, 2015. The Company's legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

Patent Infringement

On February 9, 2015, International Business Machines Corporation ("IBM") filed a complaint in the U.S. District Court for the District of Delaware against The Priceline Group Inc. and its subsidiaries KAYAK Software Corporation, OpenTable, Inc. and priceline.com LLC (the "Subject Companies"). In the complaint, IBM alleges that the Subject Companies have infringed and continue to willfully infringe certain IBM patents that IBM claims relate to the presentation of applications and advertising in an interactive service, preserving state information in online transactions and single sign-on processes in a computing environment and seeks unspecified damages (including a request that the amount of compensatory damages be trebled), injunctive relief and costs and reasonable attorneys’ fees. The Subject Companies believe the claims to be without merit and intend to contest them. The Subject Companies moved the District Court to dismiss the case due to lack of patentable subject matter in the asserted patents, and on March 30, 2016 that motion was denied without prejudice to refiling later in the case.

French and Italian Tax Matters

French tax authorities recently concluded an audit of Booking.com that started in 2013 of the years 2003 through 2012. They are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income taxes and value-added taxes ("VAT"). In December 2015, the French tax authorities issued Booking.com assessments for approximately 356 million Euros, the majority of which would represent penalties and interest. The Company believes that Booking.com has been, and continues to be, in compliance with French tax law, and the Company intends to contest the assessments. If the Company is unable to resolve the matter with the French authorities, it would expect to challenge the assessments in the French courts. In order to contest the assessments in court, the Company may be required to pay, upfront, the full amount or a significant part of any such assessments, though any such payment would not constitute an admission by it that it owes the tax. French authorities may decide to also audit subsequent tax years, which could result in additional assessments.

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

Contingent Consideration for Business Acquisitions

As of March 31, 2016 and December 31, 2015, the Company recognized a liability of approximately $9 million for each period for estimated contingent payments. The estimated acquisition-date contingent liability is based upon the probability-weighted average payments for specific performance factors from the acquisition date through the performance period which ends at March 31, 2019. The range of undiscounted outcomes for the estimated contingent payments is approximately $0 to $90 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Unaudited Consolidated Financial Statements, including the notes to those statements, included elsewhere in this Quarterly Report, and the Section entitled "Special Note Regarding Forward-Looking Statements" at the end of Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report.  As discussed in more detail in the Section entitled "Special Note Regarding Forward-Looking Statements," this discussion contains forward-looking statements, which involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause those differences include those discussed in "Risk Factors" and elsewhere in this Quarterly Report. The information on our websites is not a part of this Quarterly Report and is not incorporated herein by reference.

We evaluate our results of operations on both an as reported and constant currency basis. We calculate constant currency by converting our current-year period financial results for transactions recorded in currencies other than U.S. Dollars using the corresponding prior-year period monthly average exchange rates rather than the current-year period monthly average exchange rates.

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

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include five other primary, independently operated brands: Booking.com, KAYAK, agoda.com, Rentalcars.com and OpenTable.  Our principal goal is to help people experience the world by serving both consumers and our travel service provider and restaurant partners with worldwide leadership in online reservation and related services.  Our business is driven primarily by international results, which consist of the results of Booking.com, agoda.com and Rentalcars.com and the results of the internationally-based websites of KAYAK and OpenTable (in each case regardless of where the consumer resides, where the consumer is physically located while using our services or the location of the travel service provider or restaurant). During the year ended December 31, 2015, our international business (the substantial majority of which is generated by Booking.com) represented approximately 86% of our consolidated gross profit. A significant majority of our gross profit is earned in connection with facilitating accommodation reservations.

We derive substantially all of our gross profit from the following sources:

•	Commissions earned from facilitating reservations of accommodations, rental cars, cruises and other travel services;

•	Transaction gross profit and customer processing fees from our accommodation, rental car, airline ticket and vacation package reservation services;

•	Advertising revenues primarily earned by KAYAK from sending referrals to OTCs and travel service providers, as well as from advertising placements on KAYAK's websites and mobile apps;

•
Reservation revenues paid by restaurants for diners seated through OpenTable's online reservation services, subscription fees for restaurant reservation management services provided by OpenTable and other OpenTable revenues; and

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

Trends

Over the last several years we have experienced strong growth in our accommodation reservation services. We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the widespread adoption of mobile devices, the high growth of travel overall in emerging markets such as Asia-Pacific and South America, and the continued innovation and execution by our teams around the world to build accommodation supply, content and distribution and to improve the consumer experience on our websites and mobile apps. These year-over-year growth rates have generally decelerated in recent years. For example, for the year ended December 31, 2015, our accommodation room night reservation growth was 25%, a deceleration from 28% in 2014, 37% in 2013, and 40% in 2012. Given the size of our hotel reservation business, we expect that our year-over-year growth rates will continue to decelerate, though the rate of deceleration may fluctuate.

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

Our growth has primarily been generated by our worldwide accommodation reservation service brand, Booking.com, which is our most significant brand, and has been due, in part, to the availability of a large and growing number of directly bookable properties through Booking.com. Booking.com included about 900,000 properties on its website as of May 2, 2016, which included approximately 422,000 vacation rental properties (updated property counts are available on the Booking.com website), and compares to over 685,000 properties (including approximately 301,000 vacation rental properties) a year ago. We believe that continuing to expand the number and variety of accommodations available through our services, in particular Booking.com, will help us to continue to grow our accommodation reservation business. As part of our strategy to increase the number and variety of accommodations available on Booking.com, in particular vacation rentals, Booking.com is increasingly processing transactions on a merchant basis. Processing transactions on a merchant basis allows Booking.com to process transactions for properties that do not accept credit cards and to increase its ability to offer flexible transaction terms to customers, such as regarding the form and timing of payment. Although we will incur additional credit card processing costs related to these transactions, which are recorded as sales and marketing expenses in our statement of operations and which will negatively impact our operating margins, we believe that adding these types of properties and service offerings will benefit our customers and our gross bookings, room night and earnings growth rates.

As our international business represents the substantial majority of our financial results, we expect our operating results and other financial metrics to continue to be largely driven by international performance. For example, certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding accommodations available for reservation on our websites, including hotels, bed and breakfasts, hostels and vacation rentals. Vacation rentals generally consist of, among others, properties categorized as single-unit and multi-unit villas, apartments, "aparthotels" (which are apartments with a front desk and cleaning service) and chalets and are generally self-catered (i.e., include a kitchen), directly bookable properties. Many of the newer accommodations we add to our travel reservation services, especially in highly penetrated markets, may have fewer rooms, lower average daily rates ("ADRs") or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts), and therefore may also negatively impact our margins. For example, because a vacation rental is either a single unit or a small collection of independent units, vacation rental properties represent more limited booking opportunities than non-vacation rental properties, which generally have more units to rent per property. Our vacation rental properties in general may be subject to increased seasonality due to local tourism seasons, weather or other factors. As we increase our vacation rental property business, these different market characteristics could negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our websites, we expect that our gross bookings growth rate and property growth rate will continue to diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of vacation rental properties increases, we expect that the number of reservations per property will likely continue to decrease.

Concerns persist about the outlook for the global economy in general, including uncertainty in the European Union. In addition, many governments around the world, including the U.S. government and certain European governments, are operating at large financial deficits, resulting in high levels of sovereign debt in such countries. Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt at times have had difficulty refinancing their debt. Failure to reach political consensus regarding workable solutions to these issues has resulted in a high level of uncertainty regarding the future economic outlook. This uncertainty, as well as concern over governmental austerity measures including higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates and cancellation rates and weaker trends in hotel ADRs across many regions of the world, particularly in those European countries that appear to be most affected by economic uncertainties. We believe that these business trends are likely impacted by weak economic conditions and sovereign debt concerns. Similarly, while China's economy experienced rapid growth over the past 20 years, growth of the Chinese economy slowed in 2015 and concerns about its future growth have had an adverse impact on financial markets, currency exchange rates and other economies. Disruptions in the economies of such countries could cause, contribute to or be indicative of deteriorating macro-economic conditions, which in turn could negatively affect travel to or from such countries or the travel industry in general and therefore have an adverse impact on our results of operations. For example, we have experienced an increase in cancellation rates, which we believe is the result of these macro-economic factors and a resulting lack of consumer confidence. Increased cancellation rates negatively affect our advertising efficiency and our results of operations.

Greece, in particular, has recently faced and continues to face significant economic challenges, in large part due to its high levels of sovereign debt and difficulties refinancing that debt. This may increase the likelihood that Greece, and in turn other countries, could exit the European Union, which could lead to added economic uncertainty and further devaluation or eventual abandonment of the Euro common currency. The United Kingdom plans to hold a non-binding referendum in June 2016 regarding whether to remain in the European Union. These and other macro-economic uncertainties, such as sovereign default risk becoming more widespread, declining oil prices and geopolitical tensions, have led to significant volatility in the exchange rate between the Euro, the U.S. Dollar and other currencies. In March 2015, the European Central Bank, in an effort to stimulate the European economy, launched a quantitative easing program to purchase public debt and, in March 2016, announced an expansion of the program and other stimulus measures.
As noted earlier, our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. Throughout 2015, the U.S. Dollar strengthened significantly year-over-year relative to substantially all currencies in which we transact, most notably the Euro, Brazilian Real, British Pound Sterling, Russian Ruble and Australian Dollar. In the first quarter of 2016, the U.S. Dollar continued to be stronger year-over-year relative to the Euro, British Pound Sterling and most other major currencies in which we transact. As a result, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars, although to a lesser extent in the first quarter of 2016 than in the first quarter of 2015. For example, gross profit from our international operations grew 23.5% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, but, without the negative impact of changes in currency exchange rates, grew year-over-year on a constant currency basis by approximately 31%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins are not significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated 2022 Notes, 2024 Notes and 2027 Notes, and accrued interest thereon, provide a natural hedge of the net assets of certain of our Euro functional currency subsidiaries.
We generally enter into derivative instruments to minimize the impact of short-term currency fluctuations on our consolidated operating results. However, such derivative instruments are short term in nature and not designed to hedge against currency fluctuations that could impact growth rates for our gross bookings, revenues or gross profit (see Note 5 to the Unaudited Consolidated Financial Statements for additional information on our derivative contracts).
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

We compete with both online and traditional travel and restaurant reservation and related services. The market for the services we offer is intensely competitive, a trend we expect to continue, and current and new competitors can launch new services at a relatively low cost. We currently, or may potentially in the future, compete with a variety of companies, including:

•
online travel reservation services such as those owned by Expedia (including Travelocity and Orbitz), Ctrip (in which we hold a minority interest), Rakuten, eDreams ODIGEO and Jalan (which is owned by Recruit);

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

For more detail regarding the competitive trends and risks we face, see Part II Item 1A Risk Factors - "Intense competition could reduce our market share and harm our financial performance." and "Consumer adoption and use of mobile devices creates new challenges and may enable device companies such as Apple to compete directly with us."

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

In addition, we have observed an increase in promotional pricing to closed user groups (such as loyalty program participants or consumers with registered accounts), including through mobile apps. For example, Marriott International, Hilton and Hyatt Hotels each recently announced additional initiatives to encourage consumers to book accommodations directly through their websites, with increased discounting and incentives. If we are not as effective as our competitors in offering discounted prices to closed user groups or if we are unable to entice members of our competitors' closed user groups to use our services, our ability to grow and compete could be harmed. If we need to fund discounts out of our gross profit, our profitability could be adversely affected. Further, growth in discounted closed user group retail prices for hotel rooms lessens the price difference for members of closed user groups between a retail hotel reservation and an opaque hotel reservation, which we believe has led to fewer consumers using our opaque hotel reservation services. In addition, hotels typically make available only a limited number of hotel rooms for opaque services like those of our priceline.com business, especially during periods of high occupancy. Recent high hotel occupancy levels in the United States, which have had an adverse impact on our access to hotel rooms for our opaque hotel reservation services, and, we believe, the increased use by consumers of discounted closed user group retail prices for hotel rooms have negatively affected our opaque hotel reservation gross profit.

We have established widely used and recognized e-commerce brands through aggressive marketing and promotional campaigns. Our performance and brand advertising expenses have both increased significantly in recent years, a trend we expect to continue. For the three months ended March 31, 2016, our total performance advertising expense was approximately $780 million, primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our websites. We also invested approximately $70 million in brand advertising during that period, primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook) and online display advertising. We intend to continue a strategy of aggressively promoting brand awareness, primarily through performance advertising, although we also intend to continue our brand advertising efforts, including by expanding brand campaigns into additional markets. For example, building on its first brand advertising campaign, which it launched in the United States in 2013, Booking.com has begun brand advertising campaigns in other markets, including Australia, Canada, the United Kingdom, Germany, France, Brazil, Japan and Spain. We have observed increased brand advertising by OTCs, meta-search services and travel service providers, particularly in North America, South America and Europe, which may make our brand advertising efforts more expensive and less effective.

Performance advertising efficiency, expressed as performance advertising expense as a percentage of gross profit, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs-per-click and reduce our performance advertising efficiency. From 2011 to 2013, our performance advertising expense grew faster than our gross profit due to (1) year-over-year declines in performance advertising returns on investment ("ROIs") and (2) brand mix within The Priceline Group as our international brands grew faster than our U.S. brands and spent a higher percentage of gross profit on performance advertising. In 2014, these long-term trends continued, but were more than offset by the inclusion of KAYAK and OpenTable because they spend a lower percentage of gross profit on performance advertising than our other brands. Also, our consolidated results exclude intercompany advertising by our brands on KAYAK since our acquisition of KAYAK in May 2013. In 2015, performance advertising efficiency declined compared to the prior year, mainly due to lower ROIs. If Google changes how it presents travel search results or the manner in which it conducts the auction for placement among search results in a manner that is competitively disadvantageous to us, whether to support its own travel-related services or otherwise, our ability to efficiently generate traffic to our websites could be harmed. See Part II Item 1A Risk Factors - "We rely on performance advertising channels to generate a significant amount of traffic to our websites and enhance our brand awareness." and "Our business could be negatively affected by changes in Internet search engine algorithms and dynamics or traffic-generating arrangements."

The national competition authorities ("NCAs") of many governments have begun investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. Various

NCAs, including those in France, Germany, Italy, Austria, Sweden, Ireland and Switzerland, opened investigations primarily related to Booking.com's contractual parity arrangements with accommodation providers in those jurisdictions, and a number of other NCAs are looking at these issues. It is uncertain how these issues will finally be resolved. For example, the French, Italian and Swedish NCAs accepted commitments offered by Booking.com to resolve and close their investigations and Booking.com voluntarily implemented these commitments throughout the European Economic Area and Switzerland on July 1, 2015, which resolved the concerns of various other countries. However, in August 2015 France adopted legislation known as the "Macron Law" making price parity agreements illegal, including those that had been approved by the French NCA. For more information on these investigations and their potential effects on our business, see Note 11 to our Unaudited Consolidated Financial Statements and Part II Item 1A Risk Factors - "As the size of our business grows, we may become increasingly subject to the scrutiny of anti-trust and competition regulators." To the extent that regulatory authorities impose fines or require changes to our business practices or to those currently common to the industry or legislation is enacted with a similar effect, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding any such investigations could adversely affect our brand and therefore our market share and results of operations.

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

In addition, the date on which certain holidays fall can have an impact on our quarterly results. For example, in 2016 our first quarter year-over-year growth rates in revenue, gross profit, operating income and operating margins were positively impacted by Easter falling in the first quarter instead of the second quarter, as it did in 2015. Conversely, our second quarter 2016 year-over-year growth rates in revenue, gross profit, operating income and operating margins will be adversely impacted by Easter falling in the first quarter instead of the second quarter, as it did in 2015. The timing of other holidays such as Chinese New Year, Carnival and Ramadan can also impact our quarterly year-over-year growth rates.

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

Other Factors

We believe that our future success depends in large part on our ability to continue to profitably grow our brands worldwide, and, over time, to offer other travel and travel-related services and further expand into other international markets. Factors beyond our control, such as worldwide recession, oil prices, terrorist attacks, unusual weather patterns, natural disasters such as earthquakes, hurricanes, tsunamis, floods and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Zika, Influenza H1N1, avian bird flu, SARS and MERS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities or travel-related accidents, could adversely affect our business and results of operations. For example, our business and operations were negatively impacted by the terror attacks in Paris in November 2015 and in Brussels in March 2016; Hurricane Sandy, which disrupted travel in the northeastern United States in late 2012; a major earthquake, tsunami and nuclear emergency in Japan in 2011; severe flooding in Thailand in October 2011; and disruptive civil unrest in Thailand in 2014. In addition, MERS had an adverse impact on our business in northeast Asia in 2015. Also, in 2015 regional hostilities in the Middle East spurred an unprecedented flow of migrants from that region to Europe. As countries respond to the European migrant crisis, travel between countries in the European Union and to and from the region could be subject to increased restrictions or the closing of borders, which could negatively impact travel to, from or within the European Union and adversely affect our business and results of operations. Future terrorist attacks, natural disasters, health concerns or civil or political unrest could further disrupt our business and operations.

We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve long-term operating results, even if those expenditures create pressure on operating margins. We have experienced pressure on operating margins as we prioritize initiatives that drive growth. For example, we are investing in growth initiatives at OpenTable, including international expansion, and in building our BookingSuite services. We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, mergers and acquisitions. Our goal is to grow gross profit and achieve healthy operating margins in an effort to maintain profitability. The uncertain environment described above makes the prediction of future results of operations difficult, and accordingly, we may not be able to sustain gross profit growth and profitability.

Subsequent Event

On April 27, 2016, following an investigation overseen by independent members of our Board of Directors, Mr. Darren Huston, our former Chief Executive Officer and President and a former Director, resigned from all positions with us, including as Chief Executive Officer of our Booking.com business. As previously disclosed, the investigation determined that Mr. Huston had acted contrary to our Code of Conduct and had engaged in activities inconsistent with our Board's expectations for executive conduct. In connection with Mr. Huston's resignation, Mr. Jeffery Boyd, our Chairman and former President and Chief Executive Officer, was appointed Interim Chief Executive Officer and President while the Board conducts a search for a permanent chief executive officer. In addition, Ms. Gillian Tans was promoted from President and Chief Operating Officer of Booking.com to President and Chief Executive Officer of Booking.com.

Results of Operations
Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

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

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the three months ended March 31, 2016 and 2015 were as follows (numbers may not total due to rounding):

	Three Months Ended March 31, (in millions)
	2016	2015	Change
Agency	$14,534	$11,908	22.1%
Merchant	2,119	1,867	13.5%
Total	$16,653	$13,775	20.9%

Gross bookings increased by 20.9% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 (growth on a constant currency basis was approximately 26%), principally due to growth of 30.5% in accommodation room night reservations and growth of 10.9% in rental car day reservations, partially offset by the impact of foreign exchange rate fluctuations. ADRs were down slightly year-over-year on a constant currency basis. The U.S. Dollar was stronger against the Euro and many other currencies for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, which adversely affected the growth of our agency and merchant gross bookings, expressed in U.S. Dollars. We therefore believe that unit growth rates and total gross bookings and gross profit growth on a constant currency basis, excluding the impact of foreign exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

Agency gross bookings are derived from travel-related transactions where we do not facilitate the charging of customers’ credit cards. Agency gross bookings increased 22.1% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to growth in gross bookings from Booking.com agency retail accommodation room night reservations, as well as growth in gross bookings from agoda.com agency retail hotel reservations and Rentalcars.com agency retail rental car reservations, partially offset by lower retail airfares and a decline in retail airline ticket reservations.

Merchant gross bookings are derived from services where we facilitate the charging of customers’ credit cards for the travel services provided. Merchant gross bookings increased 13.5% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to increases in gross bookings by merchant retail hotel reservation services for Booking.com and priceline.com, priceline.com's Express Deals® airline ticket and hotel reservation services, and merchant retail rental car reservations for Rentalcars.com. These increases were partially offset by declines in gross bookings by priceline.com's Name Your Own Price® reservation services, a portion of agoda.com's accommodation room night reservations shifting to agency and the impact of the stronger U.S. Dollar on agoda.com's merchant retail hotel ADRs.

Accommodation room nights, rental car days and airline tickets reserved through our services for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31, (in millions)
	2016	2015	Change
Room Nights	136.5	104.6	30.5%
Rental Car Days	16.2	14.6	10.9%
Airline Tickets	1.8	2.0	(7.2)%

Accommodation room night reservations increased by 30.5% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to strong execution by our brand teams to add accommodations to our websites, advertise our brands to consumers and provide a continuously improving experience for customers on our desktop and mobile platforms. Booking.com included about 900,000 properties on its website as of May 2, 2016, which included approximately 422,000 vacation rental properties (updated property counts are available on the Booking.com website), compared to over 685,000 properties (including approximately 301,000 vacation rental properties) a year ago.

Rental car day reservations increased by 10.9% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, due to an increase in price-disclosed rental car day reservations for Rentalcars.com and priceline.com, as well as an increase in priceline.com's Name Your Own Price® rental car day reservations.

Airline ticket reservations decreased by 7.2% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, due to a decline in priceline.com's retail and Name Your Own Price® airline ticket reservations, partially offset by an increase in priceline.com's Express Deals® airline ticket reservations.

Revenues

We classify our revenue into three categories:

•
Agency revenues are derived from travel-related transactions where we do not facilitate the charging of customers’ credit cards and where the prices of the travel services are determined by third parties. Agency revenues include travel commissions, GDS reservation booking fees related to certain travel services, customer processing fees and travel insurance fees and are reported at the net amounts received, without any associated cost of revenue. Substantially all of the revenue for Booking.com is agency revenue comprised of travel commissions.

•
Merchant revenues are derived from services where we facilitate the charging of customers’ credit cards for the travel services provided. Merchant revenues include (1) transaction net revenues (i.e., to the extent applicable, the amount charged to a customer, less the amount charged to us by travel service providers) in connection with (a) the accommodation reservations provided through our merchant price-disclosed hotel reservation services at agoda.com, priceline.com and Booking.com and (b) the reservations provided through our merchant rental car service at Rentalcars.com and Express Deals® reservation services at priceline.com; (2) transaction revenues representing the price of Name Your Own Price® hotel, vacation packages, rental car and airline ticket reservations charged to a customer (with a corresponding travel service provider cost recorded in cost of revenues); (3) customer processing fees charged in connection with (a) merchant retail hotel reservation services at priceline.com and agoda.com and (b) priceline.com's Express Deals® and Name Your Own Price® reservation services; and (4) ancillary fees, including damage excess waiver and travel insurance fees and GDS reservation booking fees related to certain of the services listed above.

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

	Three Months Ended March 31, (in thousands)
	2016	2015	Change
Agency Revenues	$1,500,029	$1,199,348	25.1%
Merchant Revenues	470,032	494,675	(5.0)%
Advertising and Other Revenues	178,058	146,671	21.4%
Total Revenues	$2,148,119	$1,840,694	16.7%
Agency Revenues

Agency revenues for the three months ended March 31, 2016 increased 25.1% compared to the three months ended March 31, 2015 primarily as a result of growth in the agency business of Booking.com, as well as the agency hotel businesses of agoda.com and priceline.com, and the agency rental car businesses of priceline.com and Rentalcars.com. The U.S. Dollar was stronger against the Euro and many other currencies for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, which adversely affected the growth of our agency revenues, expressed in U.S. Dollars.

Merchant Revenues

Merchant revenues for the three months ended March 31, 2016 decreased 5.0% compared to the three months ended March 31, 2015 primarily due to decreases in revenues from priceline.com's Name Your Own Price® hotel, airline ticket and rental car reservation services, partially offset by increases in our merchant price-disclosed hotel and rental car businesses. Our priceline.com Name Your Own Price® reservation services, which declined year-over-year, are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues. Our other merchant revenues, which in total grew year-over-year, are recorded in revenue "net" of travel service provider costs. As a result, changes in Name Your Own Price® reservation revenue disproportionately affect merchant revenues as compared to our other merchant revenues. We therefore believe that gross profit is an important measure of evaluating growth in our business. The U.S. Dollar was stronger against the Euro and many other currencies for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, which adversely affected the growth of our merchant revenues, expressed in U.S. Dollars.

Advertising and Other Revenues

Advertising and other revenues during the three months ended March 31, 2016 consisted primarily of advertising revenues, restaurant reservation revenues and subscription revenues for restaurant reservation management services. Advertising and other revenues for the three months ended March 31, 2016 increased 21.4% compared to the three months ended March 31, 2015 primarily due to growth in our KAYAK business, reservation fees at OpenTable and advertising revenue at priceline.com.

Cost of Revenues

	Three Months Ended March 31, (in thousands)
	2016	2015	Change
Cost of Revenues	$128,669	$168,458	(23.6)%

For the three months ended March 31, 2016, cost of revenues consisted primarily of: (1) the cost paid to travel service providers for priceline.com's Name Your Own Price® and vacation package reservation services, net of applicable taxes and charges; and (2) fees paid to third parties by KAYAK and priceline.com to return travel itinerary information for consumer search queries. Cost of revenues for the three months ended March 31, 2016 decreased by 23.6% compared to the three months ended March 31, 2015 primarily due to a decrease in priceline.com's Name Your Own Price® reservation services, which was partially offset by a reversal of previously accrued travel transaction taxes of $16.4 million (including estimated interest and penalties) recorded in the first quarter of 2015 based on a favorable ruling in the State of Hawaii.

Agency revenues have no cost of revenue. Agency revenues principally consist of travel commissions on accommodation reservations.

Gross Profit

	Three Months Ended March 31, (in thousands)
	2016	2015	Change
Gross Profit	$2,019,450	$1,672,236	20.8%
Gross Margin	94.0%	90.8%

Total gross profit for the three months ended March 31, 2016 increased by 20.8% compared to the three months ended March 31, 2015 (growth on a constant currency basis was approximately 27%), primarily as a result of the increased revenue discussed above.  Total gross margin (gross profit as a percentage of total revenue) increased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, because our revenues are disproportionately affected by priceline.com's Name Your Own Price® reservation services. Name Your Own Price® revenues are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues, and in the three months ended March 31, 2016 these revenues represented a smaller percentage of total revenues than in the three months ended March 31, 2015. Our price-disclosed reservation services, which are recorded in revenue "net" of travel service provider costs, have been growing faster than priceline.com's Name Your Own Price® reservation services. As a result, we believe that gross profit is an important measure for evaluating growth in our business.

Our international operations accounted for approximately $1.7 billion of our gross profit for the three months ended March 31, 2016 compared to $1.4 billion for the three months ended March 31, 2015. Gross profit attributable to our international operations increased by 23.5% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 (growth on a constant currency basis was approximately 31%). The U.S. Dollar was stronger against the Euro and many other currencies for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, which adversely affected the growth of our total and international gross profit, expressed in U.S. Dollars. Gross profit attributable to our U.S. businesses increased by 7.0% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Gross profit for the three months ended March 31, 2015 was positively impacted by a reversal of previously accrued travel transaction taxes of $16.4 million (including estimated interest and penalties) based on a favorable ruling in the State of Hawaii. Our first quarter 2016 year-over-year growth rates in revenue, gross profit, operating income and operating margins were positively impacted by Easter falling in the first quarter instead of the second quarter, as it did in 2015, which resulted in Easter-related checkouts, and therefore related revenue and gross profit, generally falling in the first quarter of 2016. We estimate that the earlier Easter timing shifted approximately $40 million of gross profit into the first quarter of 2016 that would have been recognized in the second quarter if Easter had fallen in the second quarter, as it did in 2015.

Operating Expenses

Advertising

	Three Months Ended March 31, (in thousands)
	2016	2015	Change
Performance Advertising	$779,909	$633,544	23.1%
% of Total Gross Profit	38.6%	37.9%
Brand Advertising	$69,845	$73,254	(4.7)%
% of Total Gross Profit	3.5%	4.4%

Performance advertising expenses consist primarily of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) other performance-based advertisements. For the three months ended March 31, 2016, performance advertising expenses increased over the three months ended March 31, 2015, primarily to generate increased gross bookings. Performance advertising as a percentage of gross profit for the three months ended March 31, 2016 increased compared to the three months ended March 31, 2015. This increase was due in part to the beneficial impact on gross profit in the three months ended March 31, 2015 from a reversal of previously accrued travel transaction taxes of $16.4 million (including estimated interest and penalties) based on a favorable ruling in the State of Hawaii.

Brand advertising expenses are primarily related to our Booking.com, KAYAK and priceline.com businesses and consist mainly of television advertising, online video advertising (including the airing of our television advertising online) and online display advertising. For the three months ended March 31, 2016, brand advertising decreased by 4.7% compared to the three months ended March 31, 2015, primarily due to a decision to spend less on brand advertising in the first quarter of 2016 and more in the second quarter of 2016.

We have changed the presentation for advertising expenses on the statements of operations (see Note 1 to the Unaudited Consolidated Financial Statements).

Sales and Marketing

	Three Months Ended March 31, (in thousands)
	2016	2015	Change
Sales and Marketing	$92,323	$81,944	12.7%
% of Total Gross Profit	4.6%	4.9%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) customer relations costs; (4) provisions for bad debt, primarily related to agency accommodation commission receivables; (5) promotional and trade show costs; and (6) provisions for credit card chargebacks. For the three months ended March 31, 2016, sales and marketing expenses, which are substantially variable in nature, increased compared to the three months ended March 31, 2015 due primarily to increased gross booking volumes and customer relations costs.

Personnel

	Three Months Ended March 31, (in thousands)
	2016	2015	Change
Personnel	$308,351	$258,984	19.1%
% of Total Gross Profit	15.3%	15.5%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, payroll taxes, bonuses, and employee health benefits. Personnel expenses increased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due primarily to increased headcount to support the growth of our businesses. Personnel expenses for the three months ended March 31, 2016 were favorably impacted by the reversal of unpaid 2015 bonus accruals.

General and Administrative

	Three Months Ended March 31, (in thousands)
	2016	2015	Change
General and Administrative	$113,045	$100,178	12.8%
% of Total Gross Profit	5.6%	6.0%

General and administrative expenses consist primarily of: (1) personnel-related expenses such as travel, recruiting and training expenses; (2) occupancy and office expenses; and (3) fees for outside professionals, including litigation expenses. General and administrative expenses increased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, due primarily to higher occupancy and office expenses related to the expansion of our international businesses and higher fees for outside professionals.

Information Technology

	Three Months Ended March 31, (in thousands)
	2016	2015	Change
Information Technology	$32,788	$25,361	29.3%
% of Total Gross Profit	1.6%	1.5%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) data communications and other expenses associated with operating our services; (3) outsourced data center costs; and (4) payments to outside consultants. Information technology expense increased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, due primarily to growth in our worldwide operations.

Depreciation and Amortization

	Three Months Ended March 31, (in thousands)
	2016	2015	Change
Depreciation and Amortization	$72,871	$65,002	12.1%
% of Total Gross Profit	3.6%	3.9%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation on computer equipment; (3) depreciation of internally developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. For the three months ended March 31, 2016, depreciation and amortization expenses increased compared to the three months ended March 31, 2015 primarily as a result of increased depreciation expenses due to capital expenditures for additional data center capacity and office build-outs to support growth and geographic expansion, principally related to our Booking.com business, and increased capitalized software development costs.

Other Income (Expense)

	Three Months Ended March 31, (in thousands)
	2016	2015	Change
Interest Income	$20,347	$11,596	75.5%
Interest Expense	(46,894)	(33,479)	40.1%
Foreign Currency Transactions and Other	(12,928)	(4,843)	166.9%
Impairment of cost-method investment	(50,350)	—	100.0%
Total	$(89,825)	$(26,726)	236.1%

For the three months ended March 31, 2016, interest income on cash and marketable securities increased compared to the three months ended March 31, 2015, primarily due to an increase in the average invested balance and higher yields. Interest expense increased for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to interest expense attributable to our Senior Notes issued in March 2015 and November 2015, partially offset by the maturity of our 1.25% Convertible Senior Notes in March 2015. See Note 7 to our Unaudited Consolidated Financial Statements.

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operating results into U.S. Dollars upon consolidation resulted in foreign exchange losses of $3.6 million for the three months ended March 31, 2016 compared to foreign exchange gains of $1.9 million for the three months ended March 31, 2015 and are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

Foreign exchange transaction losses, including costs related to foreign exchange transactions, resulted in losses of $6.3 million and $8.4 million for the three months ended March 31, 2016 and 2015, respectively, and are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

For the three months ended March 31, 2016 we recognized $2.9 million of net realized losses compared to $1.8 million of net realized gains for the three months ended March 31, 2015, related to investments, which are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

During the three months ended March 31, 2016, we recognized an impairment of approximately $50 million related to a cost-method investment (see Note 4 to the Unaudited Consolidated Financial Statements).

Income Taxes

	Three Months Ended March 31, (in thousands)
	2016	2015	Change
Income Tax Expense	$86,069	$73,916	16.4%

Our effective tax rate for the three months ended March 31, 2016 was 18.7% compared to 18.2% for the three months ended March 31, 2015. Our effective tax rate differs from the U.S. federal statutory tax rate of 35%, due to lower tax rates outside the United States, partially offset by U.S. state income taxes and certain non-deductible expenses. Notwithstanding an increased proportion of our income being taxed at lower international tax rates due to the growth of our international businesses, our effective tax rate was higher for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, due to an impairment of approximately $50 million in our investment in Hotel Urbano which is not tax deductible (see Note 4 to the Unaudited Consolidated Financial Statements). According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings during the three months ended March 31, 2016 and 2015 qualified for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those periods. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not "innovative" or for any other reason, would substantially increase our effective tax rate and adversely impact our results of operations.

Until our U.S. net operating loss carryforwards are utilized or expire, most of our U.S. income will not be subject to a cash tax liability, other than federal alternative minimum tax and state income taxes. However, we expect to pay foreign taxes on our international income except in countries where we have operating loss carryforwards. We expect that our international operations will grow their pretax income faster than our U.S. businesses over the long term and, therefore, it is our expectation that our cash tax payments will increase as our international businesses generate an increasing share of our pretax income.

We will be subject to increased income taxes in the event that our cash balances held outside the United States are remitted to the United States. As of March 31, 2016, we held approximately $10.3 billion of cash, cash equivalents, short-term investments and long-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our international operations. If our cash balances outside the United States continue to grow and our ability to reinvest those balances outside the United States diminishes, under U.S. GAAP we will be obligated to record additional income tax expense in the United States with respect to our unremitted international earnings. We would not make additional U.S. income tax payments unless we were to actually repatriate our international cash to the United States. We would pay only U.S. federal alternative minimum tax and certain U.S. state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. As of December 31, 2015, we had net operating loss carryforwards of $847.9 million and $620.9 million for federal and state tax purposes, respectively. If our foreign earnings were repatriated, this could result in us being subject to a cash income tax liability on the earnings of our U.S. businesses sooner than would otherwise have been the case.

Liquidity and Capital Resources

As of March 31, 2016, we had $11.0 billion in cash, cash equivalents, short-term investments and long-term investments. Approximately $10.3 billion is held by our international subsidiaries and is denominated primarily in U.S. Dollars, Euros and, to a lesser extent, British Pounds Sterling and other currencies. We currently intend to indefinitely reinvest these funds outside of the United States. If we repatriate cash to the United States, we would utilize our net operating loss carryforwards and beyond that amount incur additional tax payments in the United States. Cash equivalents, short-term investments and long-term investments are comprised of U.S. and foreign corporate bonds, U.S. and foreign government securities, commercial paper, U.S. government agency securities, convertible debt securities and American Depositary Shares ("ADSs") of Ctrip and bank deposits.

On March 31, 2016, the Company utilized a credit line in an amount of $100.0 million associated with the purchase of marketable debt securities, which was repaid on April 1, 2016.

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

The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of March 31, 2016, there were no borrowings outstanding and approximately $2.5 million of letters of credit issued under the facility.

During the three months ended March 31, 2016, we repurchased 201,919 shares of our common stock for an aggregate cost of $259.4 million. As of March 31, 2016, we had a remaining aggregate amount of $2.9 billion authorized by our Board of Directors to purchase our common stock. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital and other factors. We expect to use cash on hand and cash generated by our operations in the United States to fund our share repurchases. We may also utilize our revolving credit facility or raise funds through the debt capital markets to fund share repurchases.

Our merchant transactions are structured such that we collect cash up front from consumers and then we pay most of our travel service providers at a subsequent date. We therefore tend to experience significant seasonal swings in accounts receivable, deferred merchant bookings and travel service provider payables depending on the level of our merchant transactions during the last few weeks of every quarter.

Net cash provided by operating activities for the three months ended March 31, 2016 was $344.3 million, resulting from net income of $374.4 million and a favorable impact of $189.2 million for non-cash items not affecting cash flows, partially offset by net unfavorable changes in working capital and other assets and liabilities of $219.3 million. For the three months ended March 31, 2016, prepaid expenses and other current assets increased by $340.5 million, primarily related to prepayments of 2016 income taxes in the first quarter of $431.3 million to earn prepayment discounts, principally by Booking.com. For the three months ended March 31, 2016, accounts receivable increased $191.7 million, primarily related to increases in business volumes. For the three months ended March 31, 2016, accounts payable, accrued expenses and other current liabilities increased by $312.0 million, primarily related to increases in business volumes partially offset by a reduction in the compensation payable as a result of the 2015 bonuses being paid in the first quarter of 2016. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, impairment of a cost-method investment, amortization of debt discount on our convertible notes and deferred income taxes.

Net cash provided by operating activities for the three months ended March 31, 2015, was $209.0 million, resulting from net income of $333.3 million and a favorable impact of $111.6 million for non-cash items not affecting cash flows, partially offset by net unfavorable changes in working capital and other assets and liabilities of $236.0 million. For the three months ended March 31, 2015, prepaid expenses and other current assets increased by $292.7 million, principally related to a $361.4 million prepayment of 2015 income taxes by Booking.com to earn a prepayment discount. For the three months ended March 31, 2015, accounts receivable increased $120.6 million primarily due to increases in business volumes. For the three months ended March 31, 2015, accounts payable, accrued expenses and other current liabilities increased by $201.2 million primarily related to increases in business volumes, partially offset by a reduction in compensation payable as a result of 2014 bonuses being paid in the first quarter of 2015. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount on our convertible notes and deferred income taxes.

Net cash provided by investing activities was $147.3 million for the three months ended March 31, 2016. Investing activities for the three months ended March 31, 2016 were principally affected by net proceeds from sales of investments of $201.3 million. Net cash used in investing activities was $1.1 billion for the three months ended March 31, 2015. Investing activities for the three months ended March 31, 2015 were affected by net purchases of investments of $1.1 billion, $26.2 million used for acquisitions, net of cash acquired, and net proceeds of $5.2 million for the settlement of foreign currency contracts.  Cash invested in the purchase of property and equipment was $53.3 million and $31.3 million in the three months ended March 31, 2016 and 2015, respectively.

Net cash used in financing activities was $134.0 million for the three months ended March 31, 2016. Cash used in financing activities for the three months ended March 31, 2016 primarily consisted of treasury stock purchases of $259.4 million, partially offset by proceeds from short-term borrowing of $100.0 million, excess tax benefits from stock-based compensation of $18.1 million, the exercise of employee stock options of $4.8 million and proceeds from the issuance of other long term debt of $2.5 million. Net cash provided by financing activities was $1.2 billion for the three months ended March 31, 2015. Cash provided by financing activities for the three months ended March 31, 2015 primarily consisted of total proceeds of $1.6 billion from the issuance of Senior Notes, the exercise of employee stock options of $9.1 million and excess tax benefits from stock-based compensation of $49.5 million, partially offset by treasury stock purchases of $308.6 million and payments of $147.6 million related to the conversion of Senior Notes.

Contingencies

French tax authorities recently concluded an audit that started in 2013 of the years 2003 through 2012 to determine whether Booking.com is in compliance with its tax obligations in France. Booking.com received formal assessments in December 2015 in which the French tax authorities claim that Booking.com has a permanent establishment in France and seek to recover unpaid income taxes and VAT of approximately 356 million Euros, the majority of which would represent penalties and interest.  We believe that Booking.com has been and continues to be, in compliance with French tax law and we intend to contest the assessments. If we are unable to resolve the matter with the French authorities, we would expect to challenge the assessments in the French courts. In order to contest the assessments in court, we may be required to pay, upfront, the full amount or a significant part of any such assessments, though any such payment would not constitute an admission by us that we owe the taxes. French authorities may decide to also audit subsequent tax years, which could result in additional assessments. See Part II Item IA Risk Factors - "We may have exposure to additional tax liabilities."
A number of U.S. jurisdictions have initiated lawsuits against online travel companies, including us, related to, among other things, the payment of travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.). In addition, a number of U.S. states, counties and municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes. For additional information, see Note 11 to our Unaudited Consolidated Financial Statements and Part II Item 1A Risk Factors - "Adverse application of U.S. state and local tax laws could have an adverse effect on our business and results of operations." in this Quarterly Report.

As a result of this litigation and other attempts by U.S. jurisdictions to levy similar taxes, we have established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $27 million for both the period ended March 31, 2016 and the period ended December 31, 2015. The accrual is based on our estimate of the probable cost of resolving these issues. Our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made. If we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash we believe that it would not have a material impact on our liquidity.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Expressions of future goals and expectations and similar expressions, including "may," "will," "should," "could," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," or "continue," reflecting something other than historical fact are intended to identify forward-looking statements.  Our actual results could differ materially from those described in the forward-looking statements for various reasons including the risks we face which are more fully described in Part II Item 1A, Risk Factors.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  However, readers should carefully review the reports and documents we file or furnish from time to time with the Securities and Exchange Commission, particularly our Annual Report on Form 10-K for the year ended December 31, 2015, and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

We did not experience any material changes in interest rate exposures during the three months ended March 31, 2016. Based upon economic conditions and leading market indicators at March 31, 2016, we do not foresee a significant adverse change in interest rates in the near future.

Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available-for-sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis point (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of March 31, 2016 of approximately $137 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of March 31, 2016, the outstanding aggregate principal amount of our debt was approximately $6.6 billion. We estimate that the market value of such debt was approximately $7.3 billion as of March 31, 2016. A substantial portion of the market value of our debt in excess of the outstanding principal amount is related to the conversion premium on our outstanding convertible notes.

We conduct a significant portion of our business outside the United States through subsidiaries with functional currencies other than the U.S. Dollar (primarily Euro). As a result, we face exposures to adverse movements in currency exchange rates as the operating results of our international operations are translated from local currencies into U.S. Dollars upon consolidation. If the U.S. Dollar weakens against the local currencies, the translation of these foreign-currency-denominated balances will result in increased net assets, gross bookings, gross profit, operating expenses, and net income. Similarly, our net assets, gross bookings, gross profit, operating expenses, and net income will decrease if the U.S. Dollar strengthens against the local currencies. Additionally, foreign exchange rate fluctuations on transactions, denominated in currencies other than the functional currency, result in gains and losses that are reflected in the Unaudited Consolidated Statements of Operations.

Throughout 2015, the U.S. Dollar strengthened significantly year-over-year relative to substantially all currencies in which we transact, most notably the Euro, Brazilian Real, British Pound Sterling, Russian Ruble and Australian Dollar. In the first quarter of 2016, the U.S. Dollar continued to be stronger year-over-year relative to the Euro, British Pound Sterling and most other major currencies in which we transact. As a result, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars, although to a lesser extent in the first quarter of 2016 than in the first quarter of 2015. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins are not significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated 2022 Notes, 2024 Notes and 2027 Notes, and accrued interest thereon, provide a natural hedge of the net assets of certain of our Euro functional currency subsidiaries.

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign exchange fluctuation risk for the Euro and the British Pound Sterling versus the U.S. Dollar. As of March 31, 2016 and December 31, 2015, there were no such outstanding derivative contracts. Foreign exchange losses of $3.6 million for the three months ended March 31, 2016 compared to foreign exchange gains of $1.9 million for the three months ended March 31, 2015 are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of material legal proceedings to which we are a party, and updates thereto, is contained in Note 11 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2016, and is incorporated into this Item 1 by reference thereto.

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

Greece, in particular, has recently faced and continues to face significant economic challenges, in large part due to its high levels of sovereign debt and difficulties refinancing that debt. This may increase the likelihood that Greece, and in turn other countries, could exit the European Union, which could lead to added economic uncertainty and further devaluation or eventual abandonment of the Euro common currency. The United Kingdom plans to hold a non-binding referendum in June 2016 on the United Kingdom’s membership in the European Union. If the referendum leads to the United Kingdom’s exit from the European Union, the United Kingdom could lose access to the single European Union market, travel between the United Kingdom and European Union countries could be restricted, and we could face new regulatory costs and challenges, the scope of which are presently unknown. The uncertainty prior to the referendum could also have a negative impact on the United Kingdom and other European economies.

The uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations. For example, we have experienced an increase in cancellation rates, which we believe is the result of these macro-economic factors and a resulting lack of consumer confidence. Increased cancellation rates negatively affect our advertising efficiency and our results of operations.

In addition, other unforeseen events beyond our control, such as oil prices, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Zika, Influenza H1N1, avian bird flu, SARS and MERS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities or travel-related accidents, can disrupt travel or otherwise result in declines in travel demand. Because these events or concerns are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our business and results of operations. For example, our business and operations were negatively impacted by the terror attacks in Paris in November 2015 and in Brussels in March 2016; Hurricane Sandy, which disrupted travel in the northeastern United States in late 2012; a major earthquake, tsunami and nuclear emergency in Japan in 2011; severe flooding in Thailand in October 2011; and disruptive civil unrest in Thailand in 2014. In addition, MERS had an adverse impact on our business in northeast Asia in 2015. Also, in 2015 regional hostilities in the Middle East spurred an unprecedented flow of migrants from that region to Europe. As countries respond to the European migrant crisis, travel between countries in the European Union and to and from the region could be subject to increased restrictions or the closing of borders, which could negatively impact travel to, from or within the European Union and adversely affect our business and results of operations. Future terrorist attacks, natural disasters, health concerns or civil or political unrest could disrupt our business and operations and adversely affect our results of operations.

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

We currently, or may potentially in the future, compete with a variety of companies, including:

•
online travel reservation services such as Expedia, Hotels.com, Hotwire, Orbitz, Travelocity, Wotif, Cheaptickets, ebookers, HotelClub, RatesToGo, CarRentals.com and Venere, which are owned by Expedia; Hotel Reservation Service (HRS) and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, Car Trawler, Ctrip (in which we hold a minority interest), eLong (in which Ctrip has acquired a significant minority ownership interest), MakeMyTrip, Webjet, Rakuten, Jalan (which is owned by Recruit), Hotel Urbano (in which we hold a minority interest), ViajaNet, Submarino Viagens, Despegar/Decolar, 17u.com, HotelTonight, Bookit.com, CheapOair, Mr. and Mrs. Smith and eDreams ODIGEO;

•
online accommodation search and/or reservation services, such as Airbnb and HomeAway (which is owned by Expedia), currently focused on vacation rental properties and other non-hotel accommodations, including individually owned properties;

•	large online companies, including search, social networking and marketplace companies such as Google, Facebook, Alibaba, Amazon and Groupon;

•
traditional travel agencies, wholesalers and tour operators, many of which combine physical locations, telephone services and online services, such as Carlson Wagonlit, American Express, Thomas Cook and TUI, as well as thousands of individual travel agencies around the world;

•
travel service providers such as accommodation providers, rental car companies and airlines, many of which have their own branded websites to which they drive business, including large hotel chains such as Marriott International, Hilton and Hyatt Hotels, as well as joint efforts by travel service providers such as Room Key, an online hotel reservation service owned by several major hotel companies;

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

Consumers may favor travel services offered by meta-search websites or search companies over OTCs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites and increase our advertising and other customer acquisition costs. To the extent any such consumer behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in profits from our KAYAK meta-search business to offset any related decrease in profits experienced by our travel service reservation brands. Further, meta-search services may evolve into more traditional OTCs by offering consumers the ability to make travel reservations directly through their websites. For example, TripAdvisor facilitates hotel reservations on its transaction websites Tingo and Jetsetter and, with respect to some accommodations, allows consumers to make a reservation while staying on TripAdvisor through its "Instant Booking" offering. Instant Booking now includes participation from six out of the top 10 global hotel brands, including Marriott International, Hyatt Hotels and Best Western International. We recently agreed to participate in "Instant Booking," and we do not yet know how this participation will affect our business. For example, while we expect to benefit from incremental business generated through "Instant Booking," participation could cannibalize business that would otherwise come to us through other ad offerings on TripAdvisor, directly (including after a consumer first visits TripAdvisor) or through other channels, some of which may be more profitable to us than reservations generated through "Instant Booking." Other meta-search providers may also offer direct booking services with travel service providers, which may lead to more consumers booking directly with a travel service provider rather than an OTC. For example, in September 2015 Google announced the discontinuation of its Hotel Finder meta-search service in favor of integrating hotels directly into search results and encouraging users to book hotel reservations directly through Google's "Book on Google" service, which it is now expanding from mobile phones to both desktops and tablets. To the extent consumers book travel services through a service such as Google's "Book on Google," a meta-search website or directly with a travel service provider after visiting a meta-search website or meta-search utility on a traditional search engine without using an OTC like us, or if meta-search services limit our participation within their search results or evolve into more traditional OTCs, we may need to increase our advertising or other customer acquisition costs to maintain or grow our reservation bookings and our business and results of operations could be adversely affected.

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

Travel service providers, including hotel chains, rental car companies and airlines with which we conduct business, compete with us in online channels to drive consumers to their own websites in lieu of third-party distributors such as us. Travel service providers may charge lower prices and, in some instances, offer advantages such as loyalty points or special discounts to members of closed user groups (such as loyalty program participants or consumers with registered accounts), any of which could make their offerings more attractive to consumers than our services. Marriott International, Hilton and Hyatt Hotels each recently announced additional initiatives to encourage consumers to book accommodations directly through their websites, with increased discounting and incentives. Discounting may increase as competition authorities seek to allow increased pricing flexibility among providers of travel service reservations. We may need to offer similar advantages to maintain or grow our reservation bookings, which could adversely impact our profitability. During periods of higher occupancy rates, accommodation providers may decrease their distribution of accommodation reservations through third-party intermediaries like us, in particular through our discount services such as priceline.com's Name Your Own Price® and Express Deals® services. Further, consolidation among travel service providers, such as Marriott International's planned acquisition of Starwood Hotels & Resorts, could result in lower rates of commission paid to OTCs, increased discounting, and greater incentives for consumers to join closed user groups as such travel service providers expand their offerings. If we are not as effective as our competitors in offering discounted prices to closed user groups or if we are unable to entice members of our competitors' closed user groups to use our services, our ability to grow and compete could be harmed.

Competition in U.S. online travel remains intense and online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantages. In particular, the competition to provide "opaque" accommodation reservation services to consumers, an area in which our priceline.com business has been a leader, has become more intense. For example, Expedia makes opaque accommodation room reservations available through its Hotwire brand and on its principal website under the name "Expedia Unpublished Rates" and has, we believe, supported this initiative with steeper discounts through lower margins. We believe these offerings, in particular "Expedia Unpublished Rates," have adversely impacted the market share and year-over-year growth rate for priceline.com's Name Your Own Price® opaque hotel reservation service, which has been experiencing a decline in room night reservations since 2011. Competitors could also launch opaque rental car services, which could negatively impact priceline.com's opaque Name Your Own Price® rental car reservation service. If Expedia or others are successful in growing their opaque reservation services, we may have less consumer demand for our opaque reservation services over time, and we would face more competition for access to the limited supply of discounted reservation rates. High hotel occupancy levels in the United States have had an adverse impact on our access to discounted hotel rooms for our opaque hotel reservation services. As a result of this increased competition, our share of the discount accommodation reservation market in the United States could further decrease, which could harm our business and results of operations. Further, growth in discounted closed user group retail prices for hotel rooms lessens the price difference for members of the closed user group between a retail hotel reservation and an opaque hotel reservation, which we believe has led to fewer consumers using our opaque hotel reservation services.

During 2015, Expedia acquired Travelocity, Orbitz and HomeAway. To the extent these acquisitions enhance Expedia's ability to compete with us, in particular in the United States, which is Expedia's, Travelocity's, Orbitz's and HomeAway's largest market, our market share, business and results of operations could be adversely affected.

We are exposed to fluctuations in currency exchange rates.
We conduct a substantial majority of our business outside the United States but we report our results in U.S. Dollars. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. Throughout

2015, the U.S. Dollar strengthened significantly year-over-year relative to substantially all currencies in which we transact, most notably the Euro, Brazilian Real, British Pound Sterling, Russian Ruble and Australian Dollar. In the first quarter of 2016, the U.S. Dollar continued to be stronger year-over-year relative to the Euro, British Pound Sterling and most other major currencies in which we transact. As a result, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars, although to a lesser extent in the first quarter of 2016 than in 2015. For example, gross profit from our international operations grew 23.5% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, but, without the negative impact of changes in currency exchange rates, grew year-over-year on a constant currency basis by approximately 31%.
Certain European Union countries with high levels of sovereign debt have had difficulty at times refinancing their debt. Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may become more widespread, has led to significant volatility in the exchange rate between the Euro, the British Pound Sterling, the U.S. Dollar and other currencies. In March 2015, the European Central Bank, in an effort to stimulate the European economy, launched a quantitative easing program to purchase public debt and, in March 2016, announced an expansion of the program and other stimulus measures.
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
Volatility in foreign exchange rates and its impact on consumer behavior, which may differ across regions, make it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.
We face risks related to the growth rate and expansion of our international business.
We derive a substantial portion of our revenues, and have significant operations, outside the United States. Our international operations include the Netherlands-based accommodation reservation service Booking.com, the Asia-based accommodation reservation service agoda.com, the U.K.-based rental car reservation service Rentalcars.com and, to a lesser extent, KAYAK's international meta-search services and OpenTable's international restaurant reservation business. Our international OTC operations have achieved significant year-over-year growth in their gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services booked by our customers, net of cancellations). This growth rate, which has contributed significantly to our growth in consolidated revenue, gross profit and earnings, has declined, a trend we expect to continue as the absolute level of our gross bookings increases. Other factors may also slow the growth rates of our international businesses, including, for example, worldwide or regional economic conditions, any strengthening of the U.S. Dollar versus the Euro and other currencies, declines in ADRs, increases in cancellations, adverse changes in travel market conditions and the competitiveness of the market. A decline in the growth rates of our international businesses could have a negative impact on our future consolidated revenue, gross profit and earnings growth rates and, as a consequence, our stock price.
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
Certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding accommodations available for reservation on our websites, including hotels, bed and breakfasts, hostels and vacation rentals. Vacation rentals generally consist of, among others, properties categorized as single-unit and multi-unit villas, apartments, "aparthotels" (which are apartments with a front desk and cleaning service) and chalets and are generally self-catered (i.e., include a kitchen), directly bookable properties. Many of the newer accommodations we add to our travel reservation services, especially in highly penetrated markets, may have fewer rooms, lower ADRs or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts), and therefore may also negatively impact our margins. For example, because a vacation rental is typically either a single unit or a small collection of independent units, vacation rental properties represent more limited booking opportunities than non-vacation rental properties, which generally have more units to rent per property. Our vacation rental accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors. As we increase our vacation rental accommodation business, these different market characteristics could negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our websites, our gross bookings growth rate and property growth rate will likely continue to diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of vacation rental accommodations increases, the number of reservations per property will likely continue to decrease.
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
The number of our employees worldwide has grown from less than 700 in the first quarter of 2007 to approximately 16,000 as of March 31, 2016, which growth is mostly comprised of hires by our international operations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage this growth and our future operations, especially as we employ personnel in multiple geographic locations around the world.
We rely on performance advertising channels to generate a significant amount of traffic to our websites and enhance our brand awareness.
We believe that maintaining and expanding the Booking.com, priceline.com, KAYAK, agoda.com, Rentalcars.com and OpenTable brands, along with our other owned brands, are important aspects of our efforts to attract and retain customers. Effective performance advertising has been an important factor in our growth, and we believe it will continue to be important to our future success. In addition, we have invested considerable money and resources in the establishment and maintenance of our brands, and we will continue to invest resources in brand advertising, marketing and other brand building efforts to preserve and enhance consumer awareness of our brands. As our competitors spend increasingly more on advertising, we are required to spend more in order to maintain our brand recognition and, in the case of performance advertising, to maintain and grow traffic to our websites. We may not be able to successfully maintain or enhance consumer awareness and acceptance of our brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness and acceptance of our brands in a cost-effective manner, our business, market share and results of operations would be materially adversely affected.
Our online performance advertising efficiency, expressed as performance advertising expense as a percentage of gross profit, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs-per-click and reduce our performance advertising efficiency. We use third-party websites, including online search engines (primarily Google), meta-search and travel research services and affiliate marketing as primary means of generating traffic to our websites. Our performance advertising expense has increased significantly in recent years, a trend we expect to continue. In addition, from 2011 to 2013 our performance advertising grew faster than our gross profit due to (1) year-over-year declines in performance advertising returns on investment and (2) brand mix within The Priceline Group as our international brands grew faster than our U.S. brands and spent a higher percentage of gross profit on performance advertising. In 2014, these long-term trends continued, but were more than offset by the inclusion of KAYAK and OpenTable because they spend a lower percentage of gross profit on performance advertising than our other brands. Also, our consolidated results exclude intercompany advertising by our brands on KAYAK. In 2015, performance advertising efficiency declined compared to the prior year, mainly due to lower ROIs. Any reduction in our performance advertising efficiency could have an adverse effect on our business and results of operations, whether through reduced gross profit or gross profit growth or through advertising expenses increasing faster than gross profit and thereby reducing margins and earnings growth.
We believe that a number of factors could cause consumers to increase their shopping behavior before making a travel purchase. Increased shopping behavior reduces our performance advertising efficiency and effectiveness because traffic becomes less likely to result in a purchase on our website, and such traffic is more likely to be obtained through paid performance advertising channels than through free direct channels. Further, consumers may favor travel services offered by search companies or meta-search sites over OTCs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites, increase our advertising and other customer acquisition costs and adversely affect our business, margins and results of operations. To the extent any such increased shopping behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in revenues from our KAYAK meta-search business to offset any related decrease in gross profit or increase in advertising and other customer acquisition costs experienced by our OTC brands.

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
The security of data when engaging in electronic commerce is essential to maintaining consumer and travel service provider confidence in our services. Any security breach whether instigated internally or externally on our systems or other Internet-based systems could significantly harm our reputation and therefore our business, brand, market share and results of operations. We currently require consumers who use certain of our services to guarantee their offers with their credit card. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data and prevent unauthorized access to our data or accounts. It is possible that computer circumvention capabilities, new discoveries or advances or other developments, including our own acts or omissions, could result in a compromise or breach of consumer data. For example, third parties may attempt to fraudulently induce employees or customers to disclose user names, passwords or other sensitive information ("phishing"), which may in turn be used to access our information technology systems or to defraud our customers. We have experienced targeted and organized phishing attacks and may experience more in the future. Our efforts to protect information from unauthorized access may be unsuccessful or may result in the rejection of legitimate attempts to book reservations through our services, any of which could result in lost business and materially adversely affect our business, reputation and results of operations.
Our existing security measures may not be successful in preventing security breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal consumer information or transaction data or other proprietary information. In the last few years, several major companies, including Sony, Home Depot, JPMorgan, Target, Zappos, Apple, AOL, LinkedIn, Google and Yahoo! experienced high-profile security breaches that exposed their customers' and/or employees' personal information. We expend significant resources to protect against security breaches, and we may need to increase our security-related expenditures to maintain or increase our systems' security or to address problems caused and liabilities incurred by breaches. These issues are likely to become more difficult to manage as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced. As experienced by Sony, security breaches could result in severe damage to our information technology infrastructure, including damage that could impair our ability to offer our services or the ability of consumers to make reservations or conduct searches through our services, as well as loss of customer, financial or other data that could materially and adversely affect our ability to conduct our business, satisfy our commercial obligations or meet our public reporting requirements in a timely fashion or at all. Security breaches could also result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, subject us to regulatory penalties and sanctions, or cause consumers to lose confidence in our security and choose to use the services of our competitors, any of which would have a negative effect on the value of our brand, our market share and our results of operations. Our insurance policies carry low coverage limits, and would likely not be adequate to reimburse us for losses caused by security breaches.

We also face risks associated with security breaches affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could negatively affect consumers' willingness to provide private information or effect commercial transactions on the Internet generally, including through our services. Some of our business is conducted with third-party marketing affiliates, which may generate travel reservations through our infrastructure or through other systems. Additionally, consumers using our services could be affected by security breaches at third parties such as travel service providers, payroll providers, health plan providers, payment processors or global distribution systems ("GDSs") upon which we rely. A security breach at any such third-party marketing affiliate, travel service provider, GDS or other third party on which we rely could be perceived by consumers as a security breach of our systems and in any event could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose us to liability.
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
For example, French tax authorities recently concluded an audit that started in 2013 of the tax years 2003 through 2012. The French authorities are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income taxes and value-added taxes ("VAT"). In December 2015, the French tax authorities issued assessments for approximately 356 million Euros, the majority of which represents penalties and interest. We believe that Booking.com has been, and continues to be, in compliance with French tax law, and we intend to contest the assessments. If we are unable to resolve the matter with the French authorities, we would expect to challenge the assessments in the French courts. In order to contest the assessments in court, we may be required to pay, upfront, the full amount or a significant part of any such assessments, though any such payment would not constitute an admission by us that we owe the taxes. French authorities may decide to also audit subsequent tax years, which could result in additional assessments.

Italian tax authorities have initiated a process to determine whether we should be subject to additional tax obligations in Italy. Italian tax authorities may determine that we owe additional taxes, and may also assess penalties and interest. We believe that we have been, and continue to be, in compliance with Italian tax law. In general, governments in the United States and Europe are increasingly focused on ways to increase tax revenues, which has contributed to an increase in audit activity and harsher stances taken by tax authorities.  Any such additional taxes or other assessments may be in excess of our current tax provisions or may require us to modify our business practices in order to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on our business, results of operations and financial condition.

We will be subject to increased income taxes in the event that our cash balances held outside the United States are remitted to the United States. As of March 31, 2016, we held approximately $10.3 billion of cash, cash equivalents, short-term investments and long-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our international operations. If our cash balances outside the United States continue to grow and our ability to reinvest those balances outside the United States diminishes, under U.S. GAAP we will be obligated to record additional U.S. income tax expense with respect to our unremitted international earnings. We would not make additional income tax payments unless we were to actually repatriate our international cash to the United States. If we were to repatriate our international cash to the United States, we would pay only U.S. federal alternative minimum tax and certain U.S. state income taxes in connection with such repatriation as long as we have net operating loss carryforwards available to offset our U.S. taxable income. Such use of our net operating loss carryforwards would result in us being subject to a cash income tax liability on the earnings of our U.S. businesses sooner than would otherwise have been the case.
Various legislative proposals that would reform U.S. corporate income tax laws have been proposed by President Obama's administration as well as members of the U.S. Congress, including proposals that would significantly impact how U.S. multinational corporations are taxed on international earnings.  Such proposals include changes that would reduce U.S. tax deferral on certain international digital goods and services transactions, impose a minimum U.S. tax on non-U.S. earnings, impose a one-time 14% tax on previously untaxed non-U.S. earnings, limit U.S. deductions for interest expense related to un-repatriated international-source income, limit interest and royalty deductions in connection with certain related party transactions, impose restrictions on the use of hybrid arrangements, limit shifting of income through intangible property transfers, and put in place certain tax disincentives for offshoring jobs or business segments.  On April 4, 2016, the Treasury Department and IRS released proposed earnings stripping regulations regarding the treatment of certain related-party corporate interests as equity for U.S. federal income tax purposes. Although intended to discourage inversion transactions, these regulations include provisions that may be interpreted to impact other common tax structures including intercompany obligations and/or financing. The regulations, if finalized, could potentially have a significant impact on the treatment of intercompany debt issued among certain corporate groups, resulting in the treatment of certain debt instruments as equity for U.S. tax purposes. We cannot determine whether some or all of these or other proposals will be enacted into law or what, if any, changes may be made to such proposals prior to being enacted into law.  If U.S. tax laws change in a manner that increases our tax obligations, our financial position and results of operations could be adversely impacted.

Additionally, in October 2015 the Organisation for Economic Co-operation and Development ("OECD") issued "final reports" in connection with its "base erosion and profit shifting" project. The OECD, with the support of the G20, initiated this project in 2013 in response to concerns that international tax standards have not kept pace with changes in global business practices and that changes are needed to international tax laws to address situations where multinational businesses may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions where the activities creating those profits may take place. The final reports were endorsed by the G20 leaders in November 2015. The final reports propose 15 actions the OECD determined are needed to address base erosion and profit shifting, including: (a) enhancing transparency through the sharing of tax information between countries; (b) prescribing standardized country-by-country reporting and other documentation requirements aimed at identifying where profits, tax and economic activities occur; (c) preventing harmful tax practices including the use of preferential tax regimes; (d) modernizing the OECD's transfer pricing rules related to intangibles; (e) changing the definition of permanent establishment to prevent artificial avoidance of tax nexus; and (f) limiting tax base erosion through interest deductions and other financial payments. The measures also contemplate the development of a multilateral instrument to incorporate and facilitate changes to tax treaties. On January 28, 2016, the European Commission unveiled a new package of proposals aimed at providing a framework for fairer taxation and to provide a coordinated European Union response to combating corporate tax avoidance. Key features of the proposals include: legally-binding measures to block some of the most common methods used by companies to avoid paying taxes; a recommendation to member states on how to prevent tax treaty abuse; a proposal for member states to share tax-related information on multinational businesses operating in the European Union; and actions to promote good tax governance internationally. We expect many countries to change their tax laws in response to this project, and several countries have already changed or proposed changes to their tax laws in response to the final reports. Any changes to international tax laws, including new definitions of permanent establishment or changes affecting the benefits of preferential tax regimes such as the Dutch "Innovation Box Tax" (discussed below), could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Further, changes to tax laws and additional reporting requirements could increase the complexity, burden and cost of compliance. Due to the large and expanding scale of our international business activities, any changes in U.S. or international taxation of our activities may increase our worldwide effective tax rate, increase the complexity and costs associated with tax compliance (especially if changes are implemented or interpreted inconsistently across tax jurisdictions) and adversely affect our financial position and results of operations.
We are also subject to non-income based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in the United States and various international jurisdictions, as well as the potential for travel transaction taxes in the United States as discussed below and in Note 11 to our Unaudited Consolidated Financial Statements. For example, in July 2012 and December 2013, the Dutch Government enacted certain amendments to Dutch tax law including one-time levies on an employer applied to employee earnings, equal to 16% of an employee's earnings in excess of 150,000 Euros. These irrevocable levies resulted in additional payroll taxes of approximately $12 million (approximately $9 million after tax) in the fourth quarter of 2013 and approximately $14 million (approximately $10 million after tax) principally recorded in the third quarter of 2012. From time to time, we are under audit by tax authorities with respect to these non-income based taxes and may have exposure to additional non-income based tax liabilities.
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
In many of the judicial and other proceedings initiated to date, the taxing jurisdictions seek not only historical taxes that are claimed to be owed on our gross profit, but also, among other things, interest, penalties, punitive damages and/or attorneys' fees and costs.  To date, many of the taxing jurisdictions in which we facilitate travel reservations have not asserted that taxes are due and payable on our travel services.  With respect to taxing jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from us only on a prospective basis.
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
Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. In particular, the contributions of key senior management in the United States, Europe and Asia are critical to the overall management of our business. We may not be able to retain the services of any members of our senior management or other key employees, the loss of whom could harm our business and competitive position.
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
The online travel industry has become the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. Investigations predominately related to Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, were initiated by NCAs in France, Germany, Italy, Austria, Sweden, Ireland and Switzerland, and a number of other NCAs are also looking, or have looked, at these issues. The investigations primarily relate to whether Booking.com's price parity provisions are anti-competitive because they require accommodation providers to provide Booking.com with room rates that are at least as low as those offered to other OTCs or through the accommodation provider's website.

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

We are in ongoing discussions with various NCAs in other countries regarding their concerns. On July 1, 2015, Booking.com voluntarily implemented the commitments given to the French, Italian and Swedish NCAs throughout the European Economic Area and Switzerland and is working with certain other European NCAs towards closing their investigations or inquiries. In October 2015 the Irish NCA closed its investigation on the basis of commitments by Booking.com identical to those given to the French, Italian and Swedish NCAs. In November 2015 the Swiss NCA closed its investigation, prohibiting any reintroduction of Booking.com's old "wide" parity agreements but permitting Booking.com to retain its existing "narrow" parity agreements with accommodations in Switzerland. The Austrian NCA stated in March 2016 that it will close its investigation against Booking.com in light of the move to “narrow” price parity. A number of additional NCAs in the European Economic Area have now closed their investigations following Booking.com's implementation of the commitments in their jurisdictions. However, we are currently unable to predict the impact the implementation of these commitments throughout the European Economic Area and Switzerland will have on Booking.com's business or on the on-going investigations in other European countries, or on industry practice more generally. On December 23, 2015, the German NCA issued a final decision prohibiting Booking.com's "narrow" price parity agreements with accommodations in Germany. The German NCA did not issue a fine, but has reserved its position regarding an order for disgorgement of profits. Booking.com announced that it intends to appeal the German NCA's decision. An Italian hotel association has appealed the Italian NCA's decision to accept the commitments by Booking.com. We are unable to predict how these appeals and the remaining investigations in other countries will ultimately be resolved. Possible outcomes include requiring Booking.com to amend or remove its rate parity clause from its contracts with accommodation providers in those jurisdictions and/or the imposition of fines.

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

In December 2015, the European Commission announced it was setting up a working group with other European NCAs to monitor the effects of different remedies in the online hotel booking investigations throughout the European Economic Area. Further, the European Commission has conducted a public consultation into the regulatory environment for online platforms and has stated that it is considering targeted initiatives to address concerns raised by the consultation. We are unable to predict what, if any, effect either of these efforts by the European Union will have on our business, industry practices or online commerce more generally.

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

•
legislative or judicial action will not directly or indirectly affect the scope and validity of any of our patent rights, including the ability to obtain and enforce so called "business method patents."

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
We maintain an investment portfolio of various holdings, types and maturities. These securities are predominantly classified as available-for-sale and, consequently, are recorded in our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income, net of tax. Our portfolio includes fixed income securities and equity securities of publicly traded companies, the values of which are subject to market price volatility. If such investments suffer market price declines, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be other than temporary. We have invested a significant amount in Ctrip convertible notes and ADSs. See Note 4 to our Unaudited Consolidated Balance Sheets for more information regarding our investments in Ctrip securities. The value of these securities is subject to the risks associated with Ctrip's business, as well as any changes by the Chinese government in foreign investment laws or elevated scrutiny or regulation of foreign investments in Chinese companies. For example, because of foreign ownership restrictions applicable to its business, Ctrip is a Cayman Islands company operating in China through what is commonly referred to as a variable interest entity, or VIE, structure where it conducts part of its business through contractual relationships with affiliated Chinese entities. Although VIE structures are commonly used by Chinese Internet and e-commerce companies, there are substantial uncertainties regarding the interpretation and application of PRC laws and regulations to VIE structures, and it is possible that the PRC government may view the VIE structure as in violation of PRC law. VIE contractual relationships are not as effective in providing control over the affiliated Chinese companies as direct ownership, and Ctrip would have to rely on the PRC legal system to enforce those contracts in the event of a breach by one of these entities. Further, conflicts of interest could arise to the extent Ctrip's officers or directors are also shareholders, officers or directors of the affiliated Chinese entities. Any of these risks could materially and adversely affect Ctrip's business and therefore the value of our investment in Ctrip.
We also invest from time to time in private companies and these investments are generally accounted for under the cost method. Such investments are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or ever become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced to the market. Further, our ability to liquidate any such investments is typically dependent on a liquidity event, such as a public offering or acquisition, as no public market exists for such securities. Valuations of privately-held companies are inherently complex and uncertain due to the lack of a liquid market for the company's securities. If we determine that any of our investments in such companies have experienced a decline in value, we may be required to record an other-than-temporary impairment. For example, during the first quarter of 2016, we recognized an other-than-temporary impairment of approximately $50 million related to our cost-method investment in Hotel Urbano (see Note 4 to the Unaudited Consolidated Financial Statements).

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
Our results have been negatively impacted by purchases made using fraudulent credit cards. Because we facilitate the processing of customer credit cards in many of our transactions, including a majority of our priceline.com, agoda.com and Rentalcars.com transactions, we may be held liable for accepting fraudulent credit cards on our websites as well as other payment disputes with our customers. Additionally, we may be held liable for accepting fraudulent credit cards in certain transactions when we do not facilitate the processing of customer credit cards. Accordingly, we calculate and record an allowance for the resulting credit card chargebacks. If we are unable to combat the use of fraudulent credit cards on our websites, our business, results of operations and financial condition could be materially adversely affected.
In addition, in the event that one of our major travel service providers voluntarily or involuntarily declares bankruptcy, we could experience an increase in credit card chargebacks from customers with travel reservations with such travel service provider. For example, airlines that participate in our services and declare bankruptcy or cease operations may be unable or unwilling to honor tickets sold for their flights. Our policy in such event is to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we process sales of Name Your Own Price® and Express Deals® airline tickets on a merchant basis, we could experience a significant increase in demands for refunds or credit card chargebacks from customers, which could materially adversely affect our results of operations and financial condition. We have in the past experienced an increase in credit card chargebacks from customers with tickets on airlines that ceased operations. We process credit card transactions and operate in numerous currencies. Credit card costs are typically higher for foreign currency transactions and in instances where cancellations occur.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended March 31, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 –	—	(1)	$—	—	$41,029	(1)
January 31, 2016	202	(3)	$1,285.60	N/A	N/A

February 1, 2016 –	32	(1)	$1,282.16	32	$—	(1)
February 29, 2016	53,129	(2)	$1,258.64	53,129	$2,933,129,453	(2)
	4,183	(3)	$1,148.79	N/A	N/A

March 1, 2016 –	58,357	(2)	$1,290.21	58,357	$2,857,836,564	(2)
March 31, 2016	86,016	(3)	$1,303.16	N/A	N/A
Total	201,919		$1,284.49	111,518	$2,857,836,564
 _____________________________

(1)	Pursuant to a stock repurchase program announced on February 19, 2015, whereby the Company was authorized to repurchase up to $3,000,000,000 of its common stock.

(2)	Pursuant to a stock repurchase program announced on February 17, 2016, whereby the Company was authorized to repurchase up to $3,000,000,000 of its common stock.

(3)
Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 5. Other Information

In the first quarter of 2016, the Company changed the presentation of advertising expenses in its consolidated statements of operations. This change in presentation had no impact on total advertising expenses, operating income or net income. See Note 1 to the Unaudited Consolidated Financial Statements in this Quarterly Report for additional information.

The change in presentation for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

Previous Presentation	2015	2014	2013
Advertising - Online	$2,797,237	$2,360,221	$1,798,645
Advertising - Offline	214,685	231,309	127,459
Total advertising	$3,011,922	$2,591,530	$1,926,104

Current Presentation	2015	2014	2013
Performance advertising	$2,738,218	$2,334,453	$1,784,257
Brand advertising	273,704	257,077	141,847
Total advertising	$3,011,922	$2,591,530	$1,926,104

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Amended and Restated By-Laws, dated July 23, 2015.
10.1(c)	2016 Form of Performance Share Unit Agreement under the Company's 1999 Omnibus Plan.
12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Certification of Jeffery H. Boyd, the Interim Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jeffery H. Boyd, the Interim Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2016 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 18, 2014 and incorporated herein by reference.

(b)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2015 and incorporated herein by reference.

(c)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 10, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRICELINE GROUP INC.
(Registrant)

Date:	May 4, 2016	By:	/s/ Daniel J. Finnegan
Name: Daniel J. Finnegan Title: Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Amended and Restated By-Laws, dated July 23, 2015.
10.1(c)	2016 Form of Performance Share Unit Agreement under the Company's 1999 Omnibus Plan.
12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Certification of Jeffery H. Boyd, the Interim Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jeffery H. Boyd, the Interim Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2016 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 18, 2014 and incorporated herein by reference.

(b)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2015 and incorporated herein by reference.

(c)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 10, 2016 and incorporated herein by reference.