Form 10-Q
period 2016-06-30
Priceline Group Inc.
filed 2016-08-04
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

Number of shares of Common Stock outstanding at July 28, 2016:

Common Stock, par value $0.008 per share	49,426,956
(Class)	(Number of Shares)

The Priceline Group Inc.
Form 10-Q

For the Three Months Ended June 30, 2016

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

The Priceline Group Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,693,718	$1,477,265
Restricted cash	823	806
Short-term investments	1,677,242	1,171,246
Accounts receivable, net of allowance for doubtful accounts of $17,197 and $15,014, respectively	982,993	645,169
Prepaid expenses and other current assets	559,691	258,751
Total current assets	5,914,467	3,553,237
Property and equipment, net	320,450	274,786
Intangible assets, net	2,082,120	2,167,533
Goodwill	3,360,585	3,375,000
Long-term investments	7,954,414	7,931,363
Other assets	55,134	118,656
Total assets	$19,687,170	$17,420,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$431,870	$322,842
Accrued expenses and other current liabilities	1,019,513	681,587
Deferred merchant bookings	758,268	434,881
Total current liabilities	2,209,651	1,439,310
Deferred income taxes	803,935	892,576
Other long-term liabilities	143,674	134,777
Long-term debt	7,255,205	6,158,443
Total liabilities	10,412,465	8,625,106

Stockholders' equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 62,343,686 and 62,039,516 shares issued, respectively	484	482
Treasury stock, 12,865,743 and 12,427,945 shares, respectively	(6,385,308)	(5,826,640)
Additional paid-in capital	5,377,160	5,184,910
Retained earnings	10,146,927	9,191,865
Accumulated other comprehensive income	135,442	244,852
Total stockholders’ equity	9,274,705	8,795,469
Total liabilities and stockholders’ equity	$19,687,170	$17,420,575

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Agency revenues	$1,852,961	$1,582,153	$3,352,990	$2,781,501
Merchant revenues	517,867	546,013	987,899	1,040,688
Advertising and other revenues	185,074	152,231	363,132	298,902
Total revenues	2,555,902	2,280,397	4,704,021	4,121,091
Cost of revenues	126,084	187,491	254,753	355,949
Gross profit	2,429,818	2,092,906	4,449,268	3,765,142
Operating expenses:
Performance advertising	920,763	758,690	1,700,672	1,392,234
Brand advertising	112,321	78,431	182,166	151,685
Sales and marketing	105,522	94,523	197,845	176,467
Personnel, including stock-based compensation of $54,976, $60,164, $120,976 and $114,172, respectively	332,654	289,156	641,005	548,140
General and administrative	112,642	98,945	225,687	199,123
Information technology	35,797	27,156	68,585	52,517
Depreciation and amortization	77,712	67,674	150,583	132,676
Total operating expenses	1,697,411	1,414,575	3,166,543	2,652,842
Operating income	732,407	678,331	1,282,725	1,112,300
Other income (expense):
Interest income	21,292	13,037	41,639	24,633
Interest expense	(50,290)	(41,547)	(97,184)	(75,026)
Foreign currency transactions and other	1,997	(1,444)	(10,931)	(6,287)
Impairment of cost-method investments	(12,858)	—	(63,208)	—
Total other expense	(39,859)	(29,954)	(129,684)	(56,680)
Earnings before income taxes	692,548	648,377	1,153,041	1,055,620
Income tax expense	111,910	131,345	197,979	205,261
Net income	$580,638	$517,032	$955,062	$850,359
Net income applicable to common stockholders per basic common share	$11.71	$10.02	$19.25	$16.43
Weighted-average number of basic common shares outstanding	49,604	51,589	49,617	51,748
Net income applicable to common stockholders per diluted common share	$11.60	$9.94	$19.06	$16.27
Weighted-average number of diluted common shares outstanding	50,059	52,038	50,105	52,253

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$580,638	$517,032	$955,062	$850,359
Other comprehensive income, net of tax
Foreign currency translation adjustments (1)	(50,285)	56,983	27,087	(70,028)
Unrealized (loss) gain on marketable securities (2)	(112,038)	124,439	(136,497)	286,807
Comprehensive income	$418,315	$698,454	$845,652	$1,067,138

(1) Foreign currency translation adjustments include a tax charge of $26,940 and a tax benefit of $34,156 for the three and six months ended June 30, 2016, respectively, and a tax benefit of $34,586 and a tax charge of $42,019 for the three and six months ended June 30, 2015, respectively, associated with net investment hedges (See Note 10). The remaining balance in foreign currency translation adjustments excludes income taxes due to the Company's practice and intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States (See Note 9).

(2) Net of tax charges of $5,796 and $34,924 for the three and six months ended June 30, 2016, respectively, and net of tax benefits of $11,596 and $1,620 for the three and six months ended June 30, 2015, respectively.

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2015	62,040	$482	(12,428)	$(5,826,640)	$5,184,910	$9,191,865	$244,852	$8,795,469
Net income	—	—	—	—	—	955,062	—	955,062
Foreign currency translation adjustments, net of tax benefit of $34,156	—	—	—	—	—	—	27,087	27,087
Unrealized loss on marketable securities, net of tax charge of $34,924	—	—	—	—	—	—	(136,497)	(136,497)
Exercise of stock options and vesting of restricted stock units and performance share units	304	2	—	—	9,764	—	—	9,766
Repurchase of common stock	—	—	(438)	(558,668)	—	—	—	(558,668)
Stock-based compensation and other stock-based payments	—	—	—	—	121,016	—	—	121,016
Excess tax benefits on stock-based awards and other equity deductions	—	—	—	—	61,470	—	—	61,470
Balance, June 30, 2016	62,344	$484	(12,866)	$(6,385,308)	$5,377,160	$10,146,927	$135,442	$9,274,705

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$955,062	$850,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	65,157	46,695
Amortization	85,426	85,981
Provision for uncollectible accounts, net	16,117	13,233
Deferred income tax benefit	(79,863)	(41,577)
Stock-based compensation expense and other stock-based payments	121,016	115,269
Amortization of debt issuance costs	3,744	4,218
Amortization of debt discount	34,180	33,211
Impairment of cost-method investments	63,208	—
Changes in assets and liabilities:
Accounts receivable	(344,147)	(287,940)
Prepaid expenses and other current assets	(286,976)	(300,482)
Accounts payable, accrued expenses and other current liabilities	687,973	405,818
Other	(10,563)	(13,426)
Net cash provided by operating activities	1,310,334	911,359

INVESTING ACTIVITIES:
Purchase of investments	(2,701,662)	(4,686,507)
Proceeds from sale of investments	2,176,868	2,231,926
Additions to property and equipment	(113,699)	(84,351)
Acquisitions and other investments, net of cash acquired	(795)	(45,937)
Proceeds from foreign currency contracts	—	453,818
Payments on foreign currency contracts	—	(448,640)
Change in restricted cash	(6)	(225)
Net cash used in investing activities	(639,294)	(2,579,916)

FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	994,705	1,610,449
Payment of debt issuance costs - revolving credit facility	—	(3,770)
Payments related to conversion of senior notes	—	(147,629)
Repurchase of common stock	(525,144)	(986,581)
Proceeds from exercise of stock options	9,766	12,825
Excess tax benefits on stock-based awards and other equity deductions	61,470	68,241
Net cash provided by financing activities	540,797	553,535
Effect of exchange rate changes on cash and cash equivalents	4,616	(144,680)
Net increase (decrease) in cash and cash equivalents	1,216,453	(1,259,702)
Cash and cash equivalents, beginning of period	1,477,265	3,148,651
Cash and cash equivalents, end of period	$2,693,718	$1,888,949
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$496,403	$472,350
Cash paid during the period for interest	$43,727	$13,537
Non-cash investing activity for contingent consideration	$—	$9,170

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

Change in Presentation

In the first quarter of 2016, the Company changed the presentation of advertising expenses from "Advertising - Online" and "Advertising - Offline" to "Performance advertising" and "Brand advertising" in the Unaudited Consolidated Statements of Operations. As a result, brand advertising in online channels is now recorded in "Brand advertising" rather than "Advertising - Online". For the three and six months ended June 30, 2015, this change in presentation, which had no impact on total advertising expenses, operating income or net income, amounted to $12.1 million and $21.8 million, respectively. The Company believes its new presentation is helpful because it separates performance advertising that is typically managed on a return on investment basis from brand advertising that is generally spent to build brand awareness and managed to a targeted spending level. The descriptions of these new lines are as follows:

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, and available-for-sale debt securities. For financial assets measured at amortized cost, this new guidance requires an entity to (1) estimate its lifetime expected credit losses upon recognition of the financial assets and establish an allowance to present the net amount expected to be collected, (2) recognize this allowance and changes in the allowance during subsequent periods through net income and (3) consider relevant information about past events, current conditions and reasonable and supportable forecasts in assessing the lifetime expected credit losses. For available-for-sale debt securities, this new guidance made several targeted amendments to the existing other-than-temporary impairment model, including (1) requiring disclosure of the allowance for credit losses, (2) allowing reversals of the previously recognized credit losses until the entity has the intent to sell, is more-likely-than-not required to sell the securities or the maturity of the securities, (3) limiting impairment to the difference between the amortized cost basis and fair value and (4) not allowing entities to consider the length of time that fair value has been less than amortized cost as a factor in evaluating whether a credit loss exists. This update is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact to its Consolidated Financial Statements of adopting this new guidance.

In April 2016, the FASB issued new guidance to improve the accounting for certain aspects of share-based payment transactions as part of its simplification initiative. The key provisions of this accounting update are: (1) recognizing current excess tax benefits in the income statement in the period the benefits are deducted on the income tax return as opposed to an adjustment to additional paid-in capital in the period the benefits are realized by reducing a current income tax liability; (2) allowing an entity-wide election to account for forfeitures related to service conditions as occurred instead of estimating the total number of awards that will be forfeited because the requisite service period will not be rendered; (3) allowing the net settlement of an equity award for statutory tax withholding purposes to not exceed the maximum statutory tax rate by relevant tax jurisdiction instead of withholding taxes for each employee based on a minimum statutory withholding tax rate; and (4) requiring the presentation of excess tax benefits as operating cash flow and cash payments for employee withholding taxes related to vested stock awards as financing cash flow in the consolidated statement of cash flows. For public business entities, this update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted in any interim or annual period for which financial statements have not been issued but all of the guidance must be adopted in that same period. The Company is currently evaluating the impact to its Consolidated Financial Statements of adopting this new guidance.

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

In May 2014, the FASB and the International Accounting Standards Board issued a new accounting standard on the recognition of revenue from contracts with customers that is designed to create greater comparability for financial statement users across industries and jurisdictions. The core principle of the standard is that an "entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." Additionally, the new guidance specified the accounting for some costs to obtain or fulfill a contract with a customer. The new standard will also require enhanced disclosures. In March 2016, the FASB issued an amendment to this standard, which provides guidance on assessing whether an entity is a principal or an agent in a revenue transaction. The conclusion determines whether an entity reports revenue on a gross or net basis. The amendment focuses on who controls the good or service in an arrangement before it is transferred to a customer and further clarifies the unit of account and indicators of when an entity is the principal. In April 2016, the FASB further amended this standard by clarifying (1) how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time and (2) when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allowing entities to disregard items that are immaterial in the context of a contract. In May 2016, the FASB issued additional amendments related to (1) the assessment of collectibility, (2) the definition of completed contracts at transition, (3) the measurement of the fair value of non-cash consideration at contract inception, (4) the presentation of taxes collected from customers and (5) the accounting for contract modifications at transition. The accounting standard was initially effective for public business entities for annual and interim periods beginning after December 15, 2016. In July 2015, the FASB agreed to defer the effective date of the new revenue standard to annual periods beginning after December 15, 2017 with early adoption permitted as of the original effective date. The Company is currently evaluating the impact to its Consolidated Financial Statements of adopting this new guidance.

2.                                      STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation expense included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $55.0 million and $60.2 million for the three months ended June 30, 2016 and 2015, respectively, and $121.0 million and $114.2 million for the six months ended June 30, 2016 and 2015, respectively.

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

Restricted Stock Units and Performance Share Units

The following table summarizes the activity of restricted stock units and performance share units ("share-based awards") during the six months ended June 30, 2016:

Share-Based Awards	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	637,257	$1,070.10
Granted	184,591	$1,299.27
Vested	(279,453)	$830.50
Performance Share Units Adjustment	3,088	$1,267.85
Forfeited	(59,161)	$1,275.12
Unvested at June 30, 2016	486,322	$1,278.90

As of June 30, 2016, there was $380.8 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 2.1 years.

During the six months ended June 30, 2016, the Company made broad-based grants of 98,856 restricted stock units that generally vest after three years, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability. These share-based awards had a total grant date fair value of $128.2 million based on a weighted-average grant date fair value per share of $1,296.68.

In addition, during the six months ended June 30, 2016, the Company granted 85,735 performance share units to executives and certain other employees.  The performance share units had a total grant date fair value of $111.6 million based upon a weighted-average grant date fair value per share of $1,302.25.  The performance share units are payable in shares of the Company's common stock upon vesting. Subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability, recipients of these performance share units generally must continue their service through the requisite service period in order to receive any shares.  Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period, which ends December 31, 2018, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.  As of June 30, 2016, the estimated number of probable shares to be issued is a total of 80,671 shares, net of performance share units forfeited and vested since the grant date.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 181,726 total shares could be issued.  If the minimum performance thresholds are not met, 47,626 shares would be issued at the end of the performance period.

2015 Performance Share Units

During the year ended December 31, 2015, the Company granted 107,623 performance share units with a grant date fair value of $133.2 million, based on a weighted-average grant date fair value per share of $1,237.53. The actual number of shares to be issued will be determined upon completion of the performance period which generally ends December 31, 2017.

At June 30, 2016, there were 79,410 unvested 2015 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of June 30, 2016, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 130,723 shares. If the maximum performance thresholds are met at the end of the performance period, a maximum of 197,115 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 46,327 shares would be issued at the end of the performance period.

2014 Performance Share Units

During the year ended December 31, 2014, the Company granted 72,277 performance share units with a grant date fair value of $96.1 million, based on a weighted-average grant date fair value per share of $1,329.11. The actual number of shares to be issued will be determined upon completion of the performance period which generally ends December 31, 2016.

At June 30, 2016, there were 45,198 unvested 2014 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of June 30, 2016, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 72,552 shares. If the maximum performance thresholds are met at the end of the performance period, a maximum of 91,160 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 35,467 shares would be issued at the end of the performance period.

Stock Options

The following table summarizes the activity for stock options during the six months ended June 30, 2016:

Employee Stock Options	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Balance, December 31, 2015	89,104	$383.03	$79,474	5.4
Exercised	(25,962)	$374.66
Forfeited	(1,410)	$253.97
Balance, June 30, 2016	61,732	$389.49	$53,023	5.1
Vested and exercisable as of June 30, 2016	56,002	$364.94	$49,476	4.9
Vested and exercisable as of June 30, 2016 and expected to vest thereafter, net of estimated forfeitures	61,542	$389.69	$52,847	5.1

The aggregate intrinsic value of employee stock options assumed in acquisitions that were exercised during the six months ended June 30, 2016 was $23.1 million compared to $26.4 million for the six months ended June 30, 2015. During the six months ended June 30, 2016, stock options assumed in acquisitions vested for 9,387 shares of common stock with an acquisition-date fair value of $5.9 million, compared to 22,352 shares of common stock vested for stock options assumed in acquisitions with an acquisition-date fair value of $15.1 million for the six months ended June 30, 2015.

For the three and six months ended June 30, 2016, the Company recorded stock-based compensation expense related to employee stock options of $2.4 million and $5.3 million, respectively, compared to $7.6 million and $15.0 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, there was $3.3 million of total future compensation costs related to unvested employee stock options to be recognized over a weighted-average period of 1.1 years.

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-average number of basic common shares outstanding	49,604	51,589	49,617	51,748
Weighted-average dilutive stock options, restricted stock units and performance share units	167	229	230	273
Assumed conversion of Convertible Senior Notes	288	220	258	232
Weighted-average number of diluted common and common equivalent shares outstanding	50,059	52,038	50,105	52,253
Anti-dilutive potential common shares	2,591	2,775	2,566	2,769

Anti-dilutive potential common shares for both the three and six months ended June 30, 2016 include approximately 2.0 million shares that could be issued under the Company's outstanding convertible notes.  Under the treasury stock method, the convertible notes will generally have an anti-dilutive impact on net income per share if the conversion prices for the convertible notes exceed the Company's average stock price.

4.                                      INVESTMENTS

Short-term and Long-term Investments in Available-for-Sale Securities

The following table summarizes, by major security type, the Company's investments as of June 30, 2016 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Foreign government securities	$287,229	$94	$(211)	$287,112
U.S. government securities	427,344	194	(3)	427,535
Corporate debt securities	949,907	1,382	(78)	951,211
Commercial paper	8,012	—	(5)	8,007
U.S. government agency securities	3,376	1	—	3,377
Total short-term investments	$1,675,868	$1,671	$(297)	$1,677,242

Long-term investments:
Foreign government securities	$641,671	$4,766	$—	$646,437
U.S. government securities	541,307	5,923	—	547,230
Corporate debt securities	4,535,904	47,999	(556)	4,583,347
U.S. municipal securities	1,064	10	—	1,074
U.S. government agency securities	1,000	—	—	1,000
Ctrip convertible debt securities	1,250,000	92,975	(36,500)	1,306,475
Ctrip equity securities	630,311	238,540	—	868,851
Total long-term investments	$7,601,257	$390,213	$(37,056)	$7,954,414

The Company's investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business.  As of June 30, 2016, the weighted-average life of the Company’s fixed income investment portfolio, excluding the Company's investment in Ctrip convertible debt securities, was approximately 1.8 years with an average credit quality of A+/A1/A+.

The Company invests in foreign government securities with high credit quality. As of June 30, 2016, investments in foreign government securities principally included debt securities issued by the governments of the Netherlands, Germany, France, Belgium and Austria.

On May 26, 2015 and August 7, 2014, the Company invested $250 million and $500 million, respectively, in five-year senior convertible notes issued at par by Ctrip.com International Ltd. ("Ctrip"). On December 11, 2015, the Company invested $500 million in a Ctrip ten-year senior convertible note issued at par value, which included a put option allowing the Company to require a prepayment in cash from Ctrip at the end of the sixth year of the note. As of June 30, 2016, the Company had also invested $630.3 million of its international cash in Ctrip American Depositary Shares ("ADSs"). The convertible debt and equity securities of Ctrip have been marked-to-market in accordance with the accounting guidance for available-for-sale securities.

In connection with the Company's investments in Ctrip's convertible notes, Ctrip granted the Company the right to appoint an observer to its board of directors and permission to acquire its shares (through the acquisition of Ctrip ADSs in the open market) so that combined with ADSs issuable upon conversion of the August 2014 and May 2015 convertible notes, the Company could hold up to an aggregate of 15% of Ctrip's outstanding equity. As of June 30, 2016, the Company did not have significant influence over Ctrip.

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

The Company recognized net realized gains of $2.1 million and net realized losses of $0.8 million related to investments for the three and six months ended June 30, 2016, respectively, compared to net realized gains of $1.6 million and $3.4 million for the three and six months ended June 30, 2015, respectively.

Cost-method Investments

The Company held investments in equity securities of private companies, which are typically at an early stage of development, of approximately $0.6 million and $62.3 million as of June 30, 2016 and December 31, 2015, respectively. The investments are accounted for under the cost method and reported in "Other assets" in the Company's Unaudited Consolidated Balance Sheets. The Company evaluates its investments quarterly to determine if any indicators of other-than-temporary impairment exist.

In March 2016, the Company received an operating performance update from Hotel Urbano, which showed disappointing 2015 results, significantly reduced forecasts and the need for additional funding in the near term. This update combined with increased political turmoil, the declaration of a public health emergency related to the Zika virus and sustained poor macroeconomic conditions in Brazil in the first quarter of 2016 indicated a potential other-than-temporary impairment in the fair value of the Company’s investment. As a result, the Company analyzed all information available and based on the best estimate of the fair value of this investment, recognized an impairment of approximately $50 million for the three months ended March 31, 2016. In the second quarter of 2016, after discussions with Hotel Urbano's management, the Company reviewed their additional funding needs and based on its business prospects, the Company recognized an impairment of approximately $10 million for the three months ended June 30, 2016 to write-off the remainder of its investment in Hotel Urbano.

In addition, the Company recognized an impairment of approximately $3 million for an investment in another private company during the three months ended June 30, 2016.

5.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of June 30, 2016 are classified in the tables below in the categories described below (in thousands):

	Level 1	Level 2	Total
ASSETS:
Cash equivalents:
Money market funds	$1,344,815	$—	$1,344,815
U.S. government securities	—	222,264	222,264
Commercial paper	—	5,560	5,560
Short-term investments:
Foreign government securities	—	287,112	287,112
U.S. government securities	—	427,535	427,535
Corporate debt securities	—	951,211	951,211
Commercial paper	—	8,007	8,007
U.S. government agency securities	—	3,377	3,377
Foreign exchange derivatives	—	782	782
Long-term investments:
Foreign government securities	—	646,437	646,437
U.S. government securities	—	547,230	547,230
Corporate debt securities	—	4,583,347	4,583,347
U.S. municipal securities	—	1,074	1,074
U.S. government agency securities	—	1,000	1,000
Ctrip convertible debt securities	—	1,306,475	1,306,475
Ctrip equity securities	868,851	—	868,851
Total assets at fair value	$2,213,666	$8,991,411	$11,205,077

	Level 1	Level 2	Total
LIABILITIES:
Foreign exchange derivatives	$—	$351	$351

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

As of June 30, 2016 and December 31, 2015, the Company's cash consisted of bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings are carried at cost which approximates their fair value because of the short-term nature of these items. As of June 30, 2016 and December 31, 2015, the Company held investments in equity securities of private companies and these investments are accounted for under the cost method of accounting (see Note 4). See Note 4 for information on the carrying value of available-for-sale investments and Note 7 for the estimated fair value of the Company's outstanding Senior Notes. See Note 11 for the Company's contingent liabilities associated with business acquisitions.

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

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  The Company enters into average-rate derivative contracts to hedge translation risk from short-term foreign exchange fluctuations for the Euro, British Pound Sterling and certain other currencies versus the U.S. Dollar.  As of June 30, 2016 and December 31, 2015, there were no outstanding derivative contracts related to foreign currency translation risk.  Foreign exchange gains of $3.9 million and $0.3 million for the three and six months ended June 30, 2016, respectively, compared to foreign exchange losses of $1.7 million and foreign exchange gains of $0.2 million for the three and six months ended June 30, 2015, respectively, are recorded related to these derivatives in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in currency exchange rates on its transactional balances denominated in currencies other than the functional currency. Foreign exchange derivatives outstanding as of June 30, 2016 associated with foreign currency transaction risks resulted in a net asset of $0.4 million, with an asset in the amount of $0.8 million recorded in "Prepaid expenses and other current assets" and a liability in the amount of $0.4 million recorded in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet. Foreign exchange derivatives outstanding as of December 31, 2015 associated with foreign exchange transactions resulted in a net liability of $0.3 million, with a liability in the amount of $0.7 million recorded in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet and an asset in the amount of $0.4 million recorded in "Prepaid expenses and other current assets."  Derivatives associated with these transaction risks resulted in foreign exchange gains of $3.6 million and $16.0 million for the three and six months ended June 30, 2016, respectively, compared to foreign exchange gains of $6.0 million and foreign exchange losses of $26.0 million for the three and six months ended June 30, 2015, respectively. These mark-to-market adjustments on the derivative contracts, offset by the effect of changes in currency exchange rates on transactions denominated in currencies other than the functional currency, resulted in net losses of $2.6 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and net losses of $7.0 million and $6.3 million for the six months ended June 30, 2016 and 2015, respectively. The net impacts related to these derivatives are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments resulted in a net cash inflow of $23.6 million for the six months ended June 30, 2016 compared to a net cash outflow of $27.7 million for the six months ended June 30, 2015 and are reported within "Net cash provided by operating activities" in the Unaudited Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — The Company had no foreign currency forward contracts designated as hedges of its net investment in a foreign subsidiary outstanding as of June 30, 2016 or December 31, 2015. A net cash inflow of $5.2 million for the six months ended June 30, 2015 related to foreign currency forward contracts designated as hedges of the Company's net investment in a foreign subsidiary is reported within "Net cash used in investing activities" in the Unaudited Consolidated Statement of Cash Flows.

6.                                      INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life
Supply and distribution agreements	$822,590	$(254,189)	$568,401	$824,932	$(227,994)	$596,938	10 - 20 years	16 years

Technology	113,045	(71,616)	41,429	112,639	(61,404)	51,235	1 - 5 years	5 years

Patents	1,623	(1,580)	43	1,623	(1,562)	61	15 years	15 years

Internet domain names	41,680	(23,946)	17,734	40,352	(20,954)	19,398	2 - 20 years	8 years

Trade names	1,669,712	(222,391)	1,447,321	1,671,356	(183,101)	1,488,255	4 - 20 years	20 years

Non-compete agreements	21,900	(14,708)	7,192	22,847	(11,201)	11,646	3 - 4 years	3 years

Other	—	—	—	135	(135)	—
Total intangible assets	$2,670,550	$(588,430)	$2,082,120	$2,673,884	$(506,351)	$2,167,533

Intangible assets with determinable lives are amortized on a straight-line basis.  Intangible asset amortization expense was approximately $43.0 million and $85.4 million for the three and six months ended June 30, 2016, respectively, and $42.7 million and $86.0 million for the three and six months ended June 30, 2015, respectively.

The amortization expense for intangible assets for the remainder of 2016, the annual expense for the next five years, and the expense thereafter is expected to be as follows (in thousands):

2016	$83,923
2017	160,767
2018	142,185
2019	131,884
2020	124,684
2021	119,659
Thereafter	1,319,018
$2,082,120

The change in goodwill for the six months ended June 30, 2016 consists of the following (in thousands):

Balance at December 31, 2015	$3,375,000
Currency translation adjustments	(14,415)
Balance at June 30, 2016	$3,360,585

A substantial portion of the intangibles and goodwill relates to the acquisitions of OpenTable in July 2014 and KAYAK in May 2013.

7.                                      DEBT

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

The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes, which could include acquisitions or share repurchases. As of June 30, 2016 and December 31, 2015, there were no borrowings outstanding under the facility. As of June 30, 2016 and December 31, 2015, there were approximately $3.6 million and $2.5 million of letters of credit issued under the facility, respectively.

Outstanding Long-term Debt

Outstanding long-term debt as of June 30, 2016 consisted of the following (in thousands):

June 30, 2016	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Long-term debt:
1.0% Convertible Senior Notes due March 2018	$1,000,000	$(45,711)	$954,289
0.35% Convertible Senior Notes due June 2020	1,000,000	(102,670)	897,330
0.9% Convertible Senior Notes due September 2021	1,000,000	(115,004)	884,996
2.15% (€750 Million) Senior Notes due November 2022	833,611	(5,901)	827,710
2.375% (€1 Billion) Senior Notes due September 2024	1,111,482	(14,090)	1,097,392
3.65% Senior Notes due March 2025	500,000	(3,943)	496,057
3.6% Senior Notes due June 2026	1,000,000	(8,105)	991,895
1.8% (€1 Billion) Senior Notes due March 2027	1,111,482	(5,946)	1,105,536
Total long-term debt	$7,556,575	$(301,370)	$7,255,205

Outstanding long-term debt as of December 31, 2015 consisted of the following (in thousands):

December 31, 2015	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Long-term debt:
1.0% Convertible Senior Notes due March 2018	$1,000,000	$(58,929)	$941,071
0.35% Convertible Senior Notes due June 2020	1,000,000	(114,898)	885,102
0.9% Convertible Senior Notes due September 2021	1,000,000	(125,258)	874,742
2.15% (€750 Million) Senior Notes due November 2022	815,217	(6,555)	808,662
2.375% (€1 Billion) Senior Notes due September 2024	1,086,957	(14,688)	1,072,269
3.65% Senior Notes due March 2025	500,000	(4,160)	495,840
1.8% (€1 Billion) Senior Notes due March 2027	1,086,957	(6,200)	1,080,757
Total long-term debt	$6,489,131	$(330,688)	$6,158,443

Based upon the closing price of the Company's common stock for the prescribed measurement periods during the three months ended June 30, 2016 and December 31, 2015, the respective contingent conversion thresholds of the 2018 Notes (as defined below), the 2020 Notes (as defined below) and the 2021 Notes (as defined below) were not exceeded and therefore these notes are reported as non-current liabilities in the Unaudited Consolidated Balance Sheets.

Fair Value of Long-term Debt

As of June 30, 2016 and December 31, 2015, the estimated fair value of all outstanding Senior Notes was approximately $8.2 billion and $7.0 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 5). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period.  A substantial portion of the fair value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the Convertible Senior Notes.

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

Cash-settled convertible debt, such as the Company's Convertible Senior Notes, is separated into debt and equity components at issuance and each component is assigned a value.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount.  Debt discount is amortized using the effective interest rate method over the period from the origination date through the stated maturity date.  The Company estimated the straight debt borrowing rates at debt origination to be 3.18% for the 2021 Notes, 3.13% for the 2020 Notes and 3.50% for the 2018 Notes.  The yield to maturity was estimated at an at-market coupon priced at par.

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

For the three months ended June 30, 2016 and 2015, the Company recognized interest expense of $23.5 million and $23.0 million, respectively, related to convertible notes.  Interest expense related to convertible notes for the three months ended June 30, 2016 and 2015 was comprised of $5.6 million for the contractual coupon interest for each period, $16.8 million and $16.3 million, respectively, related to the amortization of debt discount, and $1.1 million related to the amortization of debt issuance costs for each period.  For the three months ended June 30, 2016 and 2015, included in the amortization of debt discount mentioned above was $0.7 million of original issuance discount for each period related to the 2020 Notes. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt. The weighted-average effective interest rate related to convertible notes was 3.4% for both the three months ended June 30, 2016 and 2015.

For the six months ended June 30, 2016 and 2015, the Company recognized interest expense of $46.9 million and $46.3 million, respectively, related to convertible notes.  Interest expense related to convertible notes for the six months ended June 30, 2016 and 2015 was comprised of $11.2 million and $11.4 million, respectively, for the contractual coupon interest, $33.5 million and $32.7 million, respectively, related to the amortization of debt discount, and $2.2 million related to the amortization of debt issuance costs for each period.  For the six months ended June 30, 2016 and 2015, included in the amortization of debt discount mentioned above was $1.4 million of original issuance discount for each period related to the 2020 Notes. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt. The weighted-average effective interest rate was 3.4% for both the six months ended June 30, 2016 and 2015.

Other Long-term Debt

In May 2016, the Company issued Senior Notes due June 1, 2026, with an interest rate of 3.6% (the "2026 Notes") for an aggregate principal amount of $1.0 billion. The 2026 Notes were issued with an initial discount of $1.9 million. In addition, the Company paid $5.9 million in debt issuance costs during the three months ended June 30, 2016. Interest on the 2026 Notes is payable semi-annually on June 1 and December 1, beginning December 1, 2016.

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

Debt discount is amortized using the effective interest rate method over the period from the origination date through the stated maturity date.  The Company estimated the effective interest rates at debt origination to be 3.62% for the 2026 Notes, 2.20% for the 2022 Notes, 3.68% for the 2025 Notes, 1.80% for the 2027 Notes and 2.48% for the 2024 Notes.

For the three months ended June 30, 2016 and 2015, the Company recognized interest expense of $25.5 million and $16.7 million, respectively, related to other long-term debt which was comprised of $24.6 million and $16.1 million, respectively, for the contractual coupon interest, $0.3 million and $0.2 million, respectively, related to the amortization of debt discount and $0.6 million and $0.4 million, respectively, related to the amortization of debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt.

For the six months ended June 30, 2016 and 2015, the Company recognized interest expense of $46.9 million and $26.2 million, respectively, related to other long-term debt which was comprised of $45.1 million and $25.1 million, respectively, for the contractual coupon interest, $0.7 million and $0.5 million, respectively, related to the amortization of debt discount and $1.1 million and $0.6 million, respectively, related to the amortization of debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt.

In March 2016, the Company received a ten-year loan from the State of Connecticut in the amount of $2.5 million with an interest rate of 1% in connection with the construction of office space in Connecticut.  As of June 30, 2016, the loan is reported in "Other long-term liabilities" in the Unaudited Consolidated Balance Sheet. The loan will be forgiven if certain employment and salary conditions are met.

8.                                      TREASURY STOCK

In the first quarter of 2016, the Company's Board of Directors authorized a program to repurchase up to $3.0 billion of the Company's common stock. In the six months ended June 30, 2016, the Company repurchased 318,257 shares of its common stock in the open market for an aggregate cost of $402.9 million, which included stock repurchases in June 2016 of 27,320 shares for an aggregate cost of $33.5 million that were settled in July 2016. As a result, the Unaudited Consolidated Balance Sheet at June 30, 2016 includes $33.5 million in "Accrued expenses and other current liabilities" for these unsettled stock repurchases. The Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2016 excludes the impact of these stock repurchases settled in July 2016.

As of June 30, 2016, the Company had a remaining authorization of $2.6 billion to purchase its common stock. The Company may make additional repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined at the Company's discretion.

The Board of Directors has given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  The Company repurchased 119,509 shares and 57,332 shares at aggregate costs of $155.8 million and $70.9 million in the six months ended June 30, 2016 and 2015, respectively, to satisfy employee withholding taxes related to stock-based compensation.

As of June 30, 2016, there were 12,865,743 shares of the Company's common stock held in treasury.

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

The Company recognizes income tax expense based upon the applicable tax rates and tax laws of the countries in which the income is generated.  During the three and six months ended June 30, 2016 and 2015, a substantial majority of the Company's income was generated in the Netherlands.  Income tax expense for the three and six months ended June 30, 2016 and 2015 differs from the expected tax expense at the U.S. federal statutory rate of 35%, primarily due to lower international tax rates, partially offset by U.S. state income taxes and certain non-deductible expenses. The effective tax rate was lower for the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015, primarily due to U.S. state tax law changes which resulted in a decrease to our deferred tax liabilities associated with acquired intangible assets and an increased proportion of our income being taxed at lower international tax rates due to the growth of our international businesses, offset by an increase in the tax rate that arises because there is no tax benefit on the impairment of our Hotel Urbano investment of approximately $50 million in the first quarter of 2016 and an additional impairment of approximately $10 million in the second quarter of 2016 (see Note 4).

According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings during the three and six months ended June 30, 2016 and 2015 qualifies for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those periods.

The Company has significant deferred tax assets including U.S. net operating loss carryforwards ("NOLs"). At December 31, 2015, the Company had approximately $847.9 million of available NOLs for U.S. federal income tax purposes, comprised of $25.6 million of NOLs generated from operating losses and approximately $822.3 million of NOLs generated from equity-related transactions, including equity-based compensation and stock warrants. The majority of these NOLs expire from December 31, 2019 to December 31, 2021. At December 31, 2015, the Company had approximately $620.9 million of U.S. state NOLs that expire mainly between December 31, 2020 and December 31, 2034. The utilization of these NOLs is dependent upon the Company's ability to generate sufficient future taxable income in the United States. Pursuant to current accounting guidance, tax benefits related to equity deductions will be recognized by crediting additional paid-in capital when they are realized by reducing the Company's current income tax liability. Under the new accounting standard issued in April 2016 (see Note 1), all previously unrecognized excess tax benefits will be recognized as a deferred tax asset, net of any valuation allowance, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption of this standard. In addition, under the new accounting standard, prospectively all excess tax benefits will be recognized in the income statement in the year in which equity deductions are claimed on the Company's income tax return. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, tax planning strategies, the carryforward periods available for tax reporting purposes, and other relevant factors.

It is the practice and intention of the Company to indefinitely reinvest the earnings of its international subsidiaries outside of the United States. As a result, at June 30, 2016, no provision had been made for U.S. taxes on cumulative undistributed international earnings.  At December 31, 2015, international earnings intended to be indefinitely reinvested amounted to approximately $9.9 billion.  It is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not indefinitely reinvested.

10.                                      ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below provides the balances for each classification of accumulated other comprehensive income as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Foreign currency translation adjustments, net of tax (1)	$(190,176)	$(217,263)
Net unrealized gain on marketable securities, net of tax (2)	325,618	462,115
Accumulated other comprehensive income	$135,442	$244,852

(1) Foreign currency translation adjustments, net of tax, include net losses from fair value adjustments of $34.8 million after tax ($52.6 million before tax) associated with derivatives designated as net investment hedges at both June 30, 2016 and December 31, 2015 (see Note 5).

Foreign currency translation adjustments, net of tax, include foreign currency transaction gains of $93.8 million after tax ($153.3 million before tax) and $126.8 million after tax ($220.5 million before tax) associated with the Company's 2022 Notes, 2024 Notes and 2027 Notes at June 30, 2016 and December 31, 2015, respectively. The 2022 Notes, 2024 Notes and 2027 Notes are Euro-denominated debt and are designated as hedges of certain of the Company's Euro-denominated net assets (see Note 7).

The remaining balance in foreign currency translation adjustments excludes income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States.

(2) The unrealized gains before tax at June 30, 2016 were $354.6 million, of which unrealized gains of $238.7 million were exempt from tax in the Netherlands and unrealized gains of $115.8 million were taxable. The unrealized gains before tax at December 31, 2015 were $456.1 million, of which unrealized gains of $481.3 million were exempt from tax in the Netherlands and unrealized losses of $25.2 million were taxable.

11.                                      COMMITMENTS AND CONTINGENCIES

Competition Reviews

The online travel industry has become the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. The Company is or has been involved in investigations predominately related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates that are at least as low as those offered to other online travel companies ("OTCs") or through the accommodation provider's website.

In Europe, investigations into Booking.com's price parity provisions were initiated in 2013 and 2014 by NCAs in France, Germany, Italy, Austria, Sweden, Ireland and Switzerland. A number of other NCAs have also looked at these issues. On April 21, 2015, the French, Italian and Swedish NCAs, working in close cooperation with the European Commission, announced that they had accepted "commitments" offered by Booking.com to resolve and close the investigations in France, Italy and Sweden. Under the commitments, Booking.com replaced its existing price parity agreements with accommodation providers with "narrow" price parity agreements. Under a "narrow" price parity agreement, subject to certain exceptions, an accommodation provider is still required to offer the same or better rates on Booking.com as it offers to a consumer directly online, but it is no longer required to offer the same or better rates on Booking.com as it offers to other OTCs. The commitments also allow an accommodation provider to, among other things, offer different terms and conditions (e.g., free WiFi) and availability to consumers that book with online travel companies that offer lower rates of commission or other benefits, offer lower rates to consumers that book through offline channels and continue to discount through, among other things, accommodation loyalty programs, as long as those rates are not published or marketed online. The commitments apply to accommodations in France, Italy and Sweden and were effective on July 1, 2015. The foregoing description is a summary only and is qualified in its entirety by reference to the commitments published by the NCAs on April 21, 2015.

On July 1, 2015, Booking.com voluntarily implemented the commitments given to the French, Italian and Swedish NCAs throughout the European Economic Area and Switzerland. In October 2015, the Irish NCA closed its investigation on the basis of commitments by Booking.com identical to those given to the French, Italian and Swedish NCAs. In November 2015, the Swiss NCA closed its investigation, prohibiting any reintroduction of Booking.com's old "wide" parity agreements but permitting Booking.com to retain its existing "narrow" parity agreements with accommodations in Switzerland. The Austrian NCA stated in March 2016 that it will close its investigation against Booking.com in light of the move to "narrow" price parity. Nearly all NCAs in the European Economic Area have now closed their investigations following Booking.com's implementation of the commitments in their jurisdictions. Booking.com has also recently resolved the concerns of the Australia NCA based on implementation of the "narrow" price parity clause in Australia. Booking.com is in ongoing discussions with various NCAs in other countries regarding their concerns. The Company is currently unable to predict the long-term impact the implementation of these commitments will have on Booking.com's business, on investigations by other countries, or on industry practice more generally.

On December 23, 2015, the German NCA issued a final decision prohibiting Booking.com's "narrow" price parity agreements with accommodations in Germany. The German NCA did not issue a fine, but has reserved its position regarding an order for disgorgement of profits. Booking.com is appealing the German NCA's decision. Booking.com filed an application to the Dusseldorf Court requesting the Court to order the suspension of the effects of the prohibition decision for the duration of the appeal. This application was rejected by the Dusseldorf Court on May 9, 2016; however, this outcome does not affect Booking.com's main appeal against the German NCA's decision. An Italian hotel association has appealed the Italian NCA's decision to accept the commitments by Booking.com.

A working group of 10 European NCAs (France, Germany, Belgium, Hungary, Ireland, Italy, the Netherlands, Czech Republic, the United Kingdom and Sweden) has been established by the European Commission to monitor the effects of the narrow price parity clause in Europe. The working group will issue questionnaires to market players, including Booking.com and Expedia, about the narrow price parity clause, and is expected to report its results by the end of the year.

The Company is unable to predict how these appeals and the remaining investigations in other countries will ultimately be resolved, or whether further action in Europe will be taken as a result of the working group's findings. Possible outcomes include requiring Booking.com to amend or remove its rate parity clause from its contracts with accommodation providers in those jurisdictions and/or the imposition of fines.

In August 2015, French legislation known as the "Macron Law" became effective. Among other things, the Macron Law makes price parity agreements illegal, including the "narrow" price parity agreements agreed to by the French NCA in April 2015. Legislation prohibiting "narrow" price parity agreements was approved by the Italian Senate in June 2016 and is expected to be passed by the Italian Parliament during summer 2016 and become effective in September 2016. Similar legislation has been proposed in Austria. It is not yet clear how the Macron Law, the Italian law or the proposed Austrian legislation may affect our business in the long term in France, Italy and Austria, respectively.

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

Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings. An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries and also could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorneys’ fees and costs. An adverse outcome in one or more of these unresolved proceedings could have an adverse effect on the Company's results of operations or cash flows in any given operating period. However, the Company believes that even if the Company were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated, given results to date it would not have a material impact on its liquidity or financial condition.

Accrual for Travel Transaction Taxes
As a result of this litigation and other attempts by jurisdictions to levy similar taxes, the Company has established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $27 million as of June 30, 2016 and December 31, 2015. The Company's legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

Patent Infringement

On February 9, 2015, International Business Machines Corporation ("IBM") filed a complaint in the U.S. District Court for the District of Delaware against The Priceline Group Inc. and its subsidiaries KAYAK Software Corporation, OpenTable, Inc. and priceline.com LLC (the "Subject Companies"). In the complaint, IBM alleges that the Subject Companies have infringed and continue to willfully infringe certain IBM patents that IBM claims relate to the presentation of applications and advertising in an interactive service, preserving state information in online transactions and single sign-on processes in a computing environment and seeks unspecified damages (including a request that the amount of compensatory damages be trebled), injunctive relief and costs and reasonable attorneys’ fees. The Subject Companies believe the claims to be without merit and are contesting them. The Subject Companies moved the District Court to dismiss the case due to lack of patentable subject matter in the asserted patents, and on March 30, 2016 that motion was denied without prejudice to refiling later in the case. Concurrently with the litigation, the Subject Companies filed four Inter Partes Review ("IRP") petitions and four Covered Business Method petitions for the patents-in-suit with the U.S. Patent and Trademark Office (the "PTAB"). The PTAB denied one of the IPR petitions, and the Subject Companies are awaiting decisions from the PTAB on the other filings.

French and Italian Tax Matters

French tax authorities recently concluded an audit of Booking.com that started in 2013 of the years 2003 through 2012. They are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income taxes and value-added taxes. In December 2015, the French tax authorities issued Booking.com assessments for approximately 356 million Euros, the majority of which would represent penalties and interest. The Company believes that Booking.com has been, and continues to be, in compliance with French tax law, and the Company intends to contest the assessments. If the Company is unable to resolve the matter with the French authorities, it would expect to challenge the assessments in the French courts. The Company may be required to pay, upfront, the full amount or a significant part of any such assessments, though any such payment would not constitute an admission by it that it owes the tax. French authorities may decide to also audit subsequent tax years, which could result in additional assessments.

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

Contingent Consideration for Business Acquisition

As of June 30, 2016 and December 31, 2015, the Company's Unaudited Consolidated Balance Sheets include a long-term liability of approximately $9 million for estimated contingent consideration for a business acquisition. The contingent liability is based upon a probability-weighted average of payments for specific performance outcomes from the acquisition date through the performance period, which ends at March 31, 2019. The range of undiscounted outcomes for the contingent consideration is $0 to $90 million.

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

We evaluate our results of operations on both an as-reported and constant-currency basis. We calculate constant currency by converting our current-year period financial results for transactions recorded in currencies other than U.S. Dollars using the corresponding prior-year period monthly average exchange rates rather than the current-year period monthly average exchange rates.

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

Trends

Over the last several years we have experienced strong growth in our accommodation reservation services. We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the widespread adoption of mobile devices, the high growth of travel overall in emerging markets such as Asia-Pacific and South America, and the continued innovation and execution by our teams around the world to build accommodation supply, content and distribution and to improve the consumer experience on our websites and mobile apps. These year-over-year growth rates have generally decelerated in recent years. For example, for the year ended December 31, 2015, our accommodation room night reservation growth was 25%, a deceleration from 28% in 2014, 37% in 2013, and 40% in 2012. Given the size of our accommodation reservation business, we expect that our year-over-year growth rates will continue to decelerate, though the rate of deceleration may fluctuate.

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

Our growth has primarily been generated by our worldwide accommodation reservation service brand, Booking.com, which is our most significant brand, and has been due, in part, to the availability of a large and growing number of directly bookable properties through Booking.com. Booking.com included about 965,000 properties on its website as of June 30, 2016, which included over 467,000 vacation rental properties (updated property counts are available on the Booking.com website), and compares to about 742,000 properties (including over 337,000 vacation rental properties) as of June 30, 2015. We believe that continuing to expand the number and variety of accommodations available through our services, in particular Booking.com, will help us to continue to grow our accommodation reservation business. As part of our strategy to increase the number and variety of accommodations available on Booking.com, Booking.com is increasingly processing transactions on a merchant basis where it facilitates payments on behalf of customers. This allows Booking.com to process transactions for properties that do not accept credit cards and to increase its ability to offer flexible transaction terms to customers, such as the form and timing of payment. Although we will incur additional credit card processing costs related to these transactions, which are recorded as sales and marketing expenses in our statement of operations and which will negatively impact our operating margins, we believe that adding these types of properties and service offerings will benefit our customers and our gross bookings, room night and earnings growth rates.

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

Concerns persist about the outlook for the global economy in general, including uncertainty in the European Union. In addition, many governments around the world, including the U.S. government and certain European governments, are operating at large financial deficits, resulting in high levels of sovereign debt in such countries. Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt at times have had difficulty refinancing their debt. Failure to reach political consensus regarding workable solutions to these issues has resulted in a high level of uncertainty regarding the future economic outlook. This uncertainty, as well as concern over governmental austerity measures including higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates and cancellation rates and weaker trends in hotel ADRs across many regions of the world, particularly in those European countries that appear to be most affected by economic uncertainties. We believe that these business trends are likely impacted by weak economic conditions and sovereign debt concerns. Similarly, while China's economy experienced rapid growth over the past 20 years, growth of the Chinese economy slowed in 2015 and concerns about its future growth have had an adverse impact on financial markets, currency exchange rates and other economies. Disruptions in the economies of such countries could cause, contribute to or be indicative of deteriorating macro-economic conditions, which in turn could negatively affect travel to or from such countries or the travel industry in general and therefore have an adverse impact on our results of operations. For example, we have experienced an increase in cancellation rates, which we believe is due in part to these macro-economic factors and a resulting lack of consumer confidence. Increased cancellation rates negatively affect our advertising efficiency and our results of operations.

Greece, in particular, has recently faced and continues to face significant economic challenges, in large part due to its high levels of sovereign debt and difficulties refinancing that debt. This may increase the likelihood that Greece, and in turn other countries, could exit the European Union, which could lead to added economic and political uncertainty and further devaluation or eventual abandonment of the Euro common currency.
On June 23, 2016, the United Kingdom held a referendum in which British citizens approved an exit from the European Union, commonly referred to as "Brexit." Following the referendum, global markets and foreign exchange rates experienced increased volatility, including a sharp decline in the value of the British Pound Sterling as compared to the U.S. Dollar. To leave the European Union, the United Kingdom must provide official notice of its decision to leave and negotiate the terms of its exit, which could take two years or more. Upon leaving the European Union, among other things, the United Kingdom could lose access to the single European Union market and travel between the United Kingdom and European Union countries could be restricted. We could face new regulatory costs and challenges if U.K. regulations and policies diverge from those of the European Union. Since the timing and terms of the United Kingdom's exit from the European Union are unknown, we are unable to predict the effect Brexit will have on our business and results of operations. The United Kingdom's decision to leave the European Union could result in other member countries also determining to leave, which could lead to added economic and political uncertainty and further devaluation or eventual abandonment of the Euro common currency, any of which could have a negative impact on travel and therefore our business and results of operations.
These and other macro-economic uncertainties, such as sovereign default risk becoming more widespread, declining oil prices and geopolitical tensions, have led to significant volatility in the exchange rate between the Euro, the U.S. Dollar, the British Pound Sterling and other currencies. In March 2015, the European Central Bank, in an effort to stimulate the European economy, launched a quantitative easing program to purchase public debt and, in March 2016, announced an expansion of the program and other stimulus measures.
As noted earlier, our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. Throughout 2015, the U.S. Dollar strengthened significantly year-over-year relative to substantially all currencies in which we transact, most notably the Euro, Brazilian Real, British Pound Sterling, Russian Ruble and Australian Dollar. In the first half of 2016, the U.S. Dollar continued to be stronger year-over-year relative to the British Pound Sterling, Russian Ruble, Brazilian Real and many other major currencies in which we transact. Following the "Brexit" referendum in the United Kingdom in June 2016, the U.S. Dollar strengthened significantly against the British Pound Sterling, and whether or when the British Pound Sterling will recover is unknown. As a result of these currency exchange rate changes, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars, although to a much lesser extent in the first half of 2016 than in the first half of 2015.

For example, gross profit from our international operations grew 17.5% and 20.1% for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, but, without the negative impact of changes in currency exchange rates, grew year-over-year on a constant-currency basis by approximately 19% and 24%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins are not significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated 2022 Notes, 2024 Notes and 2027 Notes, and accrued interest thereon, provide a natural hedge of the net assets of certain of our Euro functional currency subsidiaries.
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
Significant fluctuations in currency exchange rates, stock markets and oil prices can also impact consumer travel behavior. Consumers traveling from a country whose currency has weakened against other currencies may book lower ADR accommodations, choose to shorten or cancel their international travel plans or choose to travel domestically rather than internationally, any of which could adversely affect our gross bookings, revenues and results of operations, in particular when expressed in U.S. Dollars. For example, the strengthening of the U.S. Dollar relative to the Euro in 2015 made it more expensive for Europeans to travel to the United States. Similarly, dramatic depreciation of the Russian Ruble in 2014 and 2015 made it more expensive for Russians to travel to Europe and most other non-Ruble destinations. In addition, although lower oil prices may lead to increased travel activity as consumers have more discretionary funds and airline fares decrease, recent declines in oil prices and stock market volatility may be indicative of broader macro-economic weakness, which in turn could negatively affect the travel industry and our business.

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

We have established widely used and recognized e-commerce brands through aggressive marketing and promotional campaigns. Our performance and brand advertising expenses have both increased significantly in recent years, a trend we expect to continue. For the six months ended June 30, 2016, our total performance advertising expense was approximately $1.7 billion, primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our websites. We also invested approximately $182 million in brand advertising during that period, primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook) and online display advertising. We have observed increased brand advertising by OTCs, meta-search services and travel service providers, particularly in North America, South America and Europe, which may make our brand advertising efforts more expensive and less effective.

Performance advertising efficiency, expressed as performance advertising expense as a percentage of gross profit, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs-per-click and reduce our performance advertising efficiency. We have observed a long-term trend of decreasing performance advertising returns on investment ("ROIs"), a trend we expect to continue. If Google changes how it presents travel search results or the manner in which it conducts the auction for placement among search results in a manner that is competitively disadvantageous to us, whether to support its own travel-related services or otherwise, our ability to efficiently generate traffic to our websites could be harmed. See Part II Item 1A Risk Factors - "We rely on performance advertising channels to generate a significant amount of traffic to our websites and enhance our brand awareness." and "Our business could be negatively affected by changes in Internet search engine algorithms and dynamics or traffic-generating arrangements."

The national competition authorities ("NCAs") of many governments have begun investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. For example, various European NCAs opened investigations primarily related to Booking.com's contractual price parity arrangements with accommodation providers in those jurisdictions. It is uncertain how these issues will finally be resolved. For example, the French, Italian and Swedish NCAs accepted commitments offered by Booking.com to resolve and close their investigations and Booking.com voluntarily implemented these commitments throughout the European Economic Area and Switzerland on July 1, 2015, which resolved the concerns of various other countries. However, in August 2015, France adopted legislation known as the "Macron Law" making price parity agreements illegal, including those that had been approved by the French NCA and similar legislation is expected to be enacted in Italy. For more information on these investigations and their potential effects on our business, see Note 11 to our Unaudited Consolidated Financial Statements and Part II Item 1A Risk Factors - "As the size of our business grows, we may become increasingly subject to the scrutiny of anti-trust and competition regulators." To the extent that regulatory authorities impose fines or require changes to our business practices or to those currently common to the industry or legislation is enacted with a similar effect, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding any such investigations could adversely affect our brand and therefore our market share and results of operations.

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

In addition, the date on which certain holidays fall can have an impact on our quarterly results. For example, in 2016, our first quarter year-over-year growth rates in revenue, gross profit, operating income and operating margins were positively impacted by Easter falling in the first quarter instead of the second quarter, as it did in 2015. Conversely, our second quarter 2016 year-over-year growth rates in revenue, gross profit, operating income and operating margins were adversely impacted by Easter falling in the first quarter instead of the second quarter, as it did in 2015. The timing of other holidays such as Chinese New Year, Carnival and Ramadan can also impact our quarterly year-over-year growth rates.

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

Other Factors

We believe that our future success depends in large part on our ability to continue to profitably grow our brands worldwide, and, over time, to offer other travel and travel-related services and further expand into other international markets. Factors beyond our control, such as worldwide recession, oil prices, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Zika, Influenza H1N1, avian bird flu, SARS and MERS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities or travel-related accidents, can disrupt travel or otherwise result in declines in travel demand. Because these events or concerns are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our business and results of operations. For example, our business and operations were negatively impacted by the terror attacks in Paris in November 2015, Brussels in March 2016, Orlando in June 2016 and Nice in July 2016; the coup attempt in Turkey in

July 2016; Hurricane Sandy, which disrupted travel in the northeastern United States in late 2012; a major earthquake, tsunami and nuclear emergency in Japan in 2011; severe flooding in Thailand in October 2011; and disruptive civil unrest in Thailand in 2014. In addition, MERS had an adverse impact on our business in northeast Asia in 2015. Also, in 2015 regional hostilities in the Middle East spurred an unprecedented flow of migrants from that region to Europe. As countries respond to the European migrant crisis, travel between countries in the European Union and to and from the region could be subject to increased restrictions or the closing of borders, which could negatively impact travel to, from or within the European Union and adversely affect our business and results of operations.

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

Since our acquisition of OpenTable, we have invested and intend to continue to invest in OpenTable to accelerate its global expansion, increase the value offered to its restaurant partners and enhance the end-to-end experience for consumers across desktop and mobile devices. As expected, these investments resulted in lower OpenTable post-acquisition EBITDA compared to pre-acquisition levels. However, the time required to execute these investments has exceeded our initial expectations. Despite the delays, we continue to believe that these investments will result in significant future earnings. Future events and changing market conditions may, however, lead us to reevaluate the assumptions we have used to test for goodwill impairment, including key assumptions regarding OpenTable's expected growth rates and operating margins, as well as other key assumptions with respect to matters outside of our control, such as discount rates, currency exchange rates and market EBITDA comparables. We expect OpenTable to complete the technology platform development efforts necessary to enable its global expansion by the end of 2016. As these development efforts are completed and OpenTable's global expansion activities increase, we will refine our forecast accordingly. If OpenTable’s investments, in particular its investments in its global expansion efforts, are not successful, there is a substantial likelihood that we would recognize a related goodwill impairment, which could have a material adverse effect on our results of operations.

Results of Operations
Three and Six Months Ended June 30, 2016 compared to the Three and Six Months Ended June 30, 2015

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

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the three and six months ended June 30, 2016 and 2015 were as follows (numbers may not total due to rounding):

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2016	2015	Change	2016	2015	Change
Agency	$15,369	$12,867	19.4%	$29,903	$24,775	20.7%
Merchant	2,494	2,094	19.1%	4,612	3,961	16.5%
Total	$17,862	$14,960	19.4%	$34,515	$28,736	20.1%

Gross bookings increased by 19.4% and 20.1% for the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015 (growth on a constant-currency basis was approximately 21% and 23%, respectively), principally due to growth of 24.4% and 27.4%, respectively, in accommodation room night reservations and growth of 7.9% and 9.3%, respectively, in rental car day reservations, partially offset by the impact of foreign exchange rate fluctuations, a decrease in accommodation ADRs (the decline on a constant-currency basis was less than 1%) and decreases in airfares and airline ticket reservations. The U.S. Dollar was stronger against the British Pound Sterling and many other currencies for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, which adversely affected the growth of our agency and merchant gross bookings, expressed in U.S. Dollars. We therefore believe that unit growth rates and total gross bookings and gross profit growth on a constant-currency basis, excluding the impact of foreign exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

Agency gross bookings are derived from travel-related transactions where we do not facilitate the charging of customers’ credit cards. Agency gross bookings increased 19.4% and 20.7% for the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015, primarily due to growth in gross bookings from Booking.com agency retail accommodation room night reservations, as well as growth in gross bookings from agoda.com agency retail hotel reservations and agency retail rental car reservations for Rentalcars.com and priceline.com, partially offset by lower retail airfares and a decline in retail airline ticket reservations.

Merchant gross bookings are derived from services where we facilitate the charging of customers’ credit cards for the travel services provided. Merchant gross bookings increased 19.1% and 16.5% for the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015, primarily due to increases in gross bookings by merchant retail hotel reservation services for Booking.com and priceline.com, priceline.com's Express Deals® airline ticket and hotel reservation services, and merchant retail rental car reservations for Rentalcars.com. These increases were partially offset by declines in gross bookings by priceline.com's Name Your Own Price® reservation services, a portion of agoda.com's accommodation room night reservations shifting to agency and the impact of the stronger U.S. Dollar on agoda.com's merchant retail hotel ADRs.

Accommodation room nights, rental car days and airline tickets reserved through our services for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2016	2015	Change	2016	2015	Change
Room Nights	140.7	113.1	24.4%	277.2	217.7	27.4%
Rental Car Days	18.5	17.2	7.9%	34.7	31.7	9.3%
Airline Tickets	2.0	2.1	(6.6)%	3.8	4.1	(6.9)%

Accommodation room night reservations increased by 24.4% and 27.4% for the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015, primarily due to strong execution by our brand teams to add accommodations to our websites, advertise our brands to consumers and provide a continuously improving experience for customers on our desktop and mobile platforms. Booking.com included about 965,000 properties on its website as of June 30, 2016, which included over 467,000 vacation rental properties (updated property counts are available on the Booking.com website), compared to about 742,000 properties (including over 337,000 vacation rental properties) as of June 30, 2015.

Rental car day reservations increased by 7.9% and 9.3% for the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015, due to an increase in price-disclosed rental car day reservations for Rentalcars.com and priceline.com, partially offset by a decrease in priceline.com's Name Your Own Price® rental car day reservations.

Airline ticket reservations decreased by 6.6% and 6.9% for the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015, due to a decline in priceline.com's retail and Name Your Own Price® airline ticket reservations, partially offset by an increase in priceline.com's Express Deals® airline ticket reservations.

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

•
Merchant revenues are derived from services where we facilitate the charging of customers’ credit cards for the travel services provided. Merchant revenues include (1) transaction net revenues (i.e., to the extent applicable, the amount charged to a customer, less the amount charged to us by travel service providers) in connection with (a) the accommodation reservations provided through our merchant price-disclosed accommodation reservation services at agoda.com, priceline.com and Booking.com and (b) the reservations provided through our merchant rental car service at Rentalcars.com and Express Deals® reservation services at priceline.com; (2) transaction revenues representing the price of Name Your Own Price® hotel, rental car, vacation packages and airline ticket reservations charged to a customer (with a corresponding travel service provider cost recorded in cost of revenues); (3) customer processing fees charged in connection with (a) priceline.com's Express Deals® and Name Your Own Price® reservation services and (b) merchant retail hotel reservation services at priceline.com and agoda.com; and (4) ancillary fees, including damage excess waiver and travel insurance fees and GDS reservation booking fees related to certain of the services listed above.

•
Advertising and other revenues are derived primarily from (1) revenues earned by KAYAK for (a) sending referrals to OTCs and travel service providers and (b) advertising placements on KAYAK's websites and mobile apps; (2) revenues earned by OpenTable for (a) reservation fees (fees paid by restaurants for diners seated through OpenTable's online reservation service) and (b) subscription fees earned by OpenTable for restaurant reservation management services; (3) revenues earned by priceline.com for advertising on its websites; and (4) revenues generated by Booking.com's BookingSuite branded accommodation marketing and business analytics services. Revenue from KAYAK is net of intercompany revenues earned by KAYAK from other Priceline Group brands.

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2016	2015	Change	2016	2015	Change
Agency Revenues	$1,852,961	$1,582,153	17.1%	$3,352,990	$2,781,501	20.5%
Merchant Revenues	517,867	546,013	(5.2)%	987,899	1,040,688	(5.1)%
Advertising and Other Revenues	185,074	152,231	21.6%	363,132	298,902	21.5%
Total Revenues	$2,555,902	$2,280,397	12.1%	$4,704,021	$4,121,091	14.1%

Agency Revenues

Agency revenues for the three and six months ended June 30, 2016 increased 17.1% and 20.5%, respectively, compared to the three and six months ended June 30, 2015 primarily as a result of growth in the agency business of Booking.com, as well as the agency hotel business of agoda.com and the agency rental car businesses of Rentalcars.com and priceline.com. The U.S. Dollar was stronger against the British Pound Sterling and many other currencies for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, which adversely affected the growth of our agency revenues, expressed in U.S. Dollars.

Merchant Revenues

Merchant revenues for the three and six months ended June 30, 2016 decreased 5.2% and 5.1%, respectively, compared to the three and six months ended June 30, 2015 primarily due to decreases in revenues from priceline.com's Name Your Own Price® hotel, airline ticket and rental car reservation services, partially offset by increases in our merchant price-disclosed hotel, rental car and airline ticket businesses. Our priceline.com Name Your Own Price® reservation services, which declined year-over-year, are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues. Our other merchant revenues, which in total grew year-over-year, are recorded in revenue "net" of travel service provider costs. As a result, changes in Name Your Own Price® reservation revenue disproportionately affect merchant revenues as compared to our other merchant revenues. We therefore believe that gross profit is an important measure of evaluating growth in our business. The U.S. Dollar was stronger against the British Pound Sterling and many other currencies for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, which adversely affected the growth of our merchant revenues, expressed in U.S. Dollars.

Advertising and Other Revenues

Advertising and other revenues during the three and six months ended June 30, 2016 consisted primarily of advertising revenues, restaurant reservation fees and subscription revenues for restaurant reservation management services. Advertising and other revenues for the three and six months ended June 30, 2016 increased 21.6% and 21.5%, respectively, compared to the three and six months ended June 30, 2015 primarily due to growth in our KAYAK business, reservation fees at OpenTable, advertising revenue at priceline.com and subscription revenue at OpenTable.

Cost of Revenues

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2016	2015	Change	2016	2015	Change
Cost of Revenues	$126,084	$187,491	(32.8)%	$254,753	$355,949	(28.4)%

For the three and six months ended June 30, 2016, cost of revenues consisted primarily of: (1) the cost paid to travel service providers for priceline.com's Name Your Own Price® and vacation package reservation services, net of applicable taxes and charges; and (2) fees paid to third parties by KAYAK and priceline.com to return travel itinerary information for consumer search queries. Cost of revenues for the three and six months ended June 30, 2016 decreased by 32.8% and 28.4%, respectively, compared to the three and six months ended June 30, 2015 primarily due to a decrease in priceline.com's Name

Your Own Price® reservation services. Cost of revenues for the six months ended June 30, 2015 was positively impacted by a reversal of previously accrued travel transaction taxes of $16.4 million (including estimated interest and penalties) recorded in the first quarter of 2015 based on a favorable ruling in the State of Hawaii.

Agency revenues have no cost of revenue. Agency revenues principally consist of travel commissions on accommodation reservations.

Gross Profit

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2016	2015	Change	2016	2015	Change
Gross Profit	$2,429,818	$2,092,906	16.1%	$4,449,268	$3,765,142	18.2%
Gross Margin	95.1%	91.8%		94.6%	91.4%

Total gross profit for the three and six months ended June 30, 2016 increased by 16.1% and 18.2%, respectively, compared to the three and six months ended June 30, 2015 (growth on a constant-currency basis was approximately 18% and 22%, respectively), primarily as a result of the increased revenue discussed above.  Total gross margin (gross profit as a percentage of total revenue) increased during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, because our revenues are disproportionately affected by priceline.com's Name Your Own Price® reservation services. Name Your Own Price® revenues are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues, and in the three and six months ended June 30, 2016 these revenues represented a smaller percentage of total revenues than in the three and six months ended June 30, 2015. Our price-disclosed reservation services, which are recorded in revenue "net" of travel service provider costs, have been growing while priceline.com's Name Your Own Price® reservation services have declined. As a result, we believe that gross profit is an important measure for evaluating growth in our business.

Our international operations accounted for approximately $2.1 billion and $3.8 billion of our gross profit for the three and six months ended June 30, 2016, respectively, compared to $1.8 billion and $3.2 billion for the three and six months ended June 30, 2015. Gross profit attributable to our international operations increased by 17.5% and 20.1%, respectively (growth on a constant-currency basis was approximately 19% and 24%, respectively) for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015. The U.S. Dollar was stronger against the British Pound Sterling and many other currencies for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, which adversely affected the growth of our total and international gross profit, expressed in U.S. Dollars. Gross profit attributable to our U.S. businesses increased by 7.9% and 7.5% for the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015.

Gross profit for the six months ended June 30, 2015 was positively impacted by a reversal of previously accrued travel transaction taxes of $16.4 million (including estimated interest and penalties) recorded in the first quarter of 2015 based on a favorable ruling in the State of Hawaii. Our second quarter 2016 year-over-year growth rates in revenue, gross profit, operating income and operating margins were negatively impacted by Easter falling in the first quarter instead of the second quarter, as it did in 2015, which resulted in Easter-related checkouts, and therefore related revenue and gross profit, generally falling in the first quarter of 2016. We estimate that the earlier Easter timing shifted approximately $40 million of gross profit into the first quarter of 2016 that would have been recognized in the second quarter if Easter had fallen in the second quarter, as it did in 2015.

Operating Expenses

Advertising

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2016	2015	Change	2016	2015	Change
Performance Advertising	$920,763	$758,690	21.4%	$1,700,672	$1,392,234	22.2%
% of Total Gross Profit	37.9%	36.3%		38.2%	37.0%
Brand Advertising	$112,321	$78,431	43.2%	$182,166	$151,685	20.1%
% of Total Gross Profit	4.6%	3.7%		4.1%	4.0%

Performance advertising expenses consist primarily of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) other performance-based advertisements. For the three and six months ended June 30, 2016, performance advertising expenses increased over the three and six months ended June 30, 2015, primarily to generate increased gross bookings. Performance advertising as a percentage of gross profit for the three months ended June 30, 2016 increased compared to the three months ended June 30, 2015 due to timing of booking versus travel (including Easter shifting into the first quarter of 2016) and growth of paid traffic channels. Performance advertising as a percentage of gross profit for the six months ended June 30, 2016 increased compared to the six months ended June 30, 2015 due to the timing difference related to recognizing performance advertising expense when incurred but recognizing revenue at the time of travel and growth of paid traffic channels. Performance advertising as a percentage of gross profit for the six months ended June 30, 2015 was positively impacted by a reversal of previously accrued travel transaction taxes of $16.4 million (including estimated interest and penalties) based on a favorable ruling in the State of Hawaii.

Brand advertising expenses are primarily related to our Booking.com, KAYAK and priceline.com businesses and consist mainly of television advertising, online video advertising (including the airing of our television advertising online) and online display advertising. For the three and six months ended June 30, 2016, brand advertising expenses increased compared to the three and six months ended June 30, 2015, primarily due to increased television advertising, including associated production costs and agency fees, and online video advertising, principally related to our Booking.com business.

We have changed the presentation for advertising expenses in the Unaudited Consolidated Statements of Operations (see Note 1 to the Unaudited Consolidated Financial Statements).

Sales and Marketing

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2016	2015	Change	2016	2015	Change
Sales and Marketing	$105,522	$94,523	11.6%	$197,845	$176,467	12.1%
% of Total Gross Profit	4.3%	4.5%		4.4%	4.7%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) customer relations costs; (4) provisions for bad debt, primarily related to agency accommodation commission receivables; (5) provisions for credit card chargebacks; and (6) promotional and trade show costs. For the three and six months ended June 30, 2016, sales and marketing expenses, which are substantially variable in nature, increased compared to the three and six months ended June 30, 2015 due primarily to increased gross booking volumes.

Personnel

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2016	2015	Change	2016	2015	Change
Personnel	$332,654	$289,156	15.0%	$641,005	$548,140	16.9%
% of Total Gross Profit	13.7%	13.8%		14.4%	14.6%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes, and employee health and other benefits. Personnel expenses increased during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 due primarily to increased headcount to support the growth of our businesses. Personnel expenses for the six months ended June 30, 2016 were favorably impacted by the reversal of unpaid 2015 bonus accruals.

General and Administrative

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2016	2015	Change	2016	2015	Change
General and Administrative	$112,642	$98,945	13.8%	$225,687	$199,123	13.3%
% of Total Gross Profit	4.6%	4.7%		5.1%	5.3%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) personnel-related expenses such as travel, recruiting and training expenses; and (3) fees for outside professionals, including litigation expenses. General and administrative expenses increased during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, due primarily to higher occupancy and office expenses related to the expansion of our international businesses, higher personnel-related expenses related to increased headcount in all of our businesses, and higher fees for outside professionals.

Information Technology

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2016	2015	Change	2016	2015	Change
Information Technology	$35,797	$27,156	31.8%	$68,585	$52,517	30.6%
% of Total Gross Profit	1.5%	1.3%		1.5%	1.4%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) data communications and other expenses associated with operating our services; (3) outsourced data center costs; and (4) payments to outside consultants. Information technology expense increased during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, due primarily to growth in our worldwide operations.

Depreciation and Amortization

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2016	2015	Change	2016	2015	Change
Depreciation and Amortization	$77,712	$67,674	14.8%	$150,583	$132,676	13.5%
% of Total Gross Profit	3.2%	3.2%		3.4%	3.5%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation on computer equipment; (3) depreciation of internally developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. For the three and six months ended June 30, 2016, depreciation and amortization expenses increased compared to the three and six months ended June 30, 2015 primarily as a result of increased depreciation expenses due to capital expenditures for additional data center capacity and office build-outs to support growth and geographic expansion, as well as increased capitalized software development costs.

Other Income (Expense)

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2016	2015	Change	2016	2015	Change
Interest Income	$21,292	$13,037	63.3%	$41,639	$24,633	69.0%
Interest Expense	(50,290)	(41,547)	21.0%	(97,184)	(75,026)	29.5%
Foreign Currency Transactions and Other	1,997	(1,444)	(238.3)%	(10,931)	(6,287)	73.9%
Impairment of cost-method investments	(12,858)	—	100.0%	(63,208)	—	100.0%
Total	$(39,859)	$(29,954)	33.1%	$(129,684)	$(56,680)	128.8%

For the three and six months ended June 30, 2016, interest income on cash and marketable securities increased compared to the three and six months ended June 30, 2015, primarily due to an increase in the average invested balance and higher yields. Interest expense increased for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to interest expense attributable to our Senior Notes issued in November 2015 and May 2016. Interest expense increased for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to interest expense attributable to our Senior Notes issued in March 2015, November 2015 and May 2016, partially offset by the maturity of our 1.25% Convertible Senior Notes in March 2015. See Note 7 to our Unaudited Consolidated Financial Statements.

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operating results into U.S. Dollars upon consolidation resulted in foreign exchange gains of $3.9 million and $0.3 million for the three and six months ended June 30, 2016, respectively, compared to foreign exchange losses of $1.7 million and foreign exchange gains of $0.2 million for the three and six months ended June 30, 2015, respectively, and are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

Foreign exchange transaction losses, including costs related to foreign exchange transactions, resulted in foreign exchange losses of $3.8 million and $10.1 million for the three and six months ended June 30, 2016, respectively, and foreign exchange losses of $1.2 million and $9.6 million for the three and six months ended June 30, 2015, respectively, and are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

For the three and six months ended June 30, 2016 we recognized $2.1 million of net realized gains and $0.8 million of net realized losses, respectively, compared to $1.6 million and $3.4 million of net realized gains for the three and six months ended June 30, 2015, respectively, related to investments, which are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

During the three and six months ended June 30, 2016, we recognized impairments of approximately $13 million and $63 million, respectively, related to cost-method investments (see Note 4 to the Unaudited Consolidated Financial Statements).

Income Taxes

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2016	2015	Change	2016	2015	Change
Income Tax Expense	$111,910	$131,345	(14.8)%	$197,979	$205,261	(3.5)%

Our effective tax rate for the three and six months ended June 30, 2016 was 16.2% and 17.2%, respectively, compared to 20.3% and 19.4% for the three and six months ended June 30, 2015, respectively. Our effective tax rate differs from the U.S. federal statutory tax rate of 35%, due to lower tax rates outside the United States, partially offset by U.S. state income taxes and certain non-deductible expenses. Our effective tax rate was lower for the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015, primarily due to U.S. state tax law changes which resulted in a decrease to our deferred tax liabilities associated with acquired intangible assets and an increased proportion of our income being taxed at lower international tax rates due to the growth of our international businesses, offset by an increase in the tax rate that arises because the impairments of our Hotel Urbano investment of approximately $50 million in the first quarter of 2016 and approximately $10 million in the second quarter of 2016 are not tax deductible (see Note 4 to the Unaudited Consolidated Financial Statements). According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings during the three and six months ended June 30, 2016 and 2015 qualified for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those periods. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not "innovative" or for any other reason, would substantially increase our effective tax rate and adversely impact our results of operations. See Part II Item 1A Risk Factors - "We may not be able to maintain our 'Innovation Box Tax' benefit. "

Until our U.S. net operating loss carryforwards are utilized or expire, most of our U.S. income will not be subject to a cash tax liability, other than federal alternative minimum tax and state income taxes. However, we expect to pay foreign taxes on our international income except in countries where we have net operating loss carryforwards. We expect that our international operations will grow their pretax income faster than our U.S. businesses over the long term and, therefore, it is our expectation that our cash tax payments will increase as our international businesses generate an increasing share of our pretax income and upon full utilization of our U.S. net operating loss carryforwards.

As of June 30, 2016, we held approximately $10.7 billion of cash, cash equivalents, short-term investments and long-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our international operations. If that intention changes and we decide to repatriate that cash to the United States, whether due to cash needs in the United States or otherwise, we would incur related U.S. income tax expense, and we would only make income tax payments when we repatriate the cash. We would pay only U.S. federal alternative minimum tax and certain U.S. state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. As of December 31, 2015, we had net operating loss carryforwards of $847.9 million and $620.9 million for federal and state tax purposes, respectively. If our foreign earnings were repatriated, this could result in us being subject to a cash income tax liability on the earnings of our U.S. businesses sooner than would otherwise have been the case. After our net operating loss carryforwards have been fully utilized, foreign tax credits associated with the repatriation of international cash may be used to reduce U.S. federal taxes on the repatriation.

Liquidity and Capital Resources

As of June 30, 2016, we had $12.3 billion in cash, cash equivalents, short-term investments and long-term investments. Approximately $10.7 billion is held by our international subsidiaries and is denominated primarily in U.S. Dollars, Euros and, to a lesser extent, British Pounds Sterling and other currencies. We currently intend to indefinitely reinvest these funds outside of the United States. If we repatriate cash to the United States, we would utilize our net operating loss carryforwards and beyond that amount incur additional tax payments in the United States. Cash equivalents, short-term investments and long-term investments are comprised of U.S. and foreign corporate bonds, U.S. and foreign government securities, commercial paper, U.S. government agency securities, convertible debt securities and American Depositary Shares ("ADSs") of Ctrip and bank deposits.

In May 2016, we issued Senior Notes due June 1, 2026, with an interest rate of 3.6% (the "2026 Notes") for an aggregate principal amount of $1.0 billion. Interest on the 2026 Notes is payable semi-annually on June 1 and December 1, beginning December 1, 2016. The net proceeds of these notes may be used for general corporate purposes, which may include share repurchases, repayment of debt and acquisitions. See Note 7 to the Unaudited Consolidated Financial Statements for further details on the 2026 Notes.

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

The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of June 30, 2016, there were no borrowings outstanding and approximately $3.6 million of letters of credit issued under the facility.

During the six months ended June 30, 2016, we repurchased 437,798 shares of our common stock for an aggregate cost of $558.7 million, which includes stock repurchases in June 2016 of 27,320 shares for an aggregate cost of $33.5 million that were settled in July 2016. As of June 30, 2016, we had a remaining authorization of $2.6 billion from our Board of Directors to purchase our common stock. During the period from July 1, 2016 through July 29, 2016, we repurchased 52,609 additional shares for an aggregate cost of $68.6 million. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital and other factors. We expect to use cash on hand and cash generated by our operations in the United States to fund our share repurchases. We may also utilize our revolving credit facility or raise funds through the debt capital markets to fund share repurchases.

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

Net cash provided by operating activities for the six months ended June 30, 2016 was $1.3 billion, resulting from net income of $955.1 million, a favorable impact of $309.0 million for non-cash items not affecting cash flows and net favorable changes in working capital and other assets and liabilities of $46.3 million. For the six months ended June 30, 2016, prepaid expenses and other current assets increased by $287.0 million, primarily related to prepayments of 2016 income taxes in the first quarter of $431.3 million to earn prepayment discounts, principally by Booking.com. For the six months ended June 30, 2016, accounts receivable increased $344.1 million and accounts payable, accrued expenses and other current liabilities increased by $688.0 million, primarily related to seasonality and increases in business volumes. Our bookings and revenues are generally higher in the second quarter of the year than in the fourth quarter of the year which typically results in higher accounts receivable, deferred merchant bookings, accounts payable and accrued expenses at June 30 compared to December 31. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, impairment of cost-method investments, amortization of debt discount on our convertible notes and deferred income taxes.

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

Net cash used in investing activities was $639.3 million for the six months ended June 30, 2016. Investing activities for the six months ended June 30, 2016 were principally affected by net purchases of investments of $524.8 million. Net cash used in investing activities was $2.6 billion for the six months ended June 30, 2015. Investing activities for the six months ended June 30, 2015 were affected by net purchases of investments of $2.5 billion, $45.9 million used for acquisitions, net of cash acquired, and net proceeds of $5.2 million for the settlement of foreign currency contracts.  Cash invested in the purchase of property and equipment was $113.7 million and $84.4 million in the six months ended June 30, 2016 and 2015, respectively.

Net cash provided by financing activities was $540.8 million for the six months ended June 30, 2016. Cash provided by financing activities for the six months ended June 30, 2016 primarily consisted of net proceeds of $994.7 million from the issuance of Senior Notes, excess tax benefits on stock-based awards and other equity deductions of $61.5 million and the exercise of employee stock options of $9.8 million, partially offset by treasury stock purchases of $525.1 million. Net cash provided by financing activities was $0.6 billion for the six months ended June 30, 2015. Cash provided by financing activities for the six months ended June 30, 2015 primarily consisted of total net proceeds of $1.6 billion from the issuance of Senior Notes, the exercise of employee stock options of $12.8 million and excess tax benefits on stock-based awards and other equity deductions of $68.2 million, partially offset by treasury stock purchases of $986.6 million and payments of $147.6 million related to the conversion of Senior Notes.

Contingencies

French tax authorities recently concluded an audit that started in 2013 of the years 2003 through 2012 to determine whether Booking.com is in compliance with its tax obligations in France. Booking.com received formal assessments in December 2015 in which the French tax authorities claim that Booking.com has a permanent establishment in France and seek to recover unpaid income taxes and value-added taxes of approximately 356 million Euros, the majority of which would represent penalties and interest.  We believe that Booking.com has been, and continues to be, in compliance with French tax law and we intend to contest the assessments. If we are unable to resolve the matter with the French authorities, we would expect to challenge the assessments in the French courts. In order to contest the assessments in court, we may be required to pay, upfront, the full amount or a significant part of any such assessments, though any such payment would not constitute an admission by us that we owe the taxes. French authorities may decide to also audit subsequent tax years, which could result in additional assessments. See Part II Item IA Risk Factors - "We may have exposure to additional tax liabilities."
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

As a result of this litigation and other attempts by U.S. jurisdictions to levy similar taxes, we have established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $27 million as of June 30, 2016 and December 31, 2015. The accrual is based on our estimate of the probable cost of resolving these issues. Our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made. If we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash we believe that it would not have a material impact on our liquidity.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We did not experience any material changes in interest rate exposures during the three months ended June 30, 2016. Based upon economic conditions and leading market indicators at June 30, 2016, we do not foresee a significant adverse change in interest rates in the near future.

Fixed-rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available-for-sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis point (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of June 30, 2016 of approximately $153 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of June 30, 2016, the outstanding aggregate principal amount of our debt was approximately $7.6 billion. We estimate that the fair value of such debt was approximately $8.2 billion as of June 30, 2016. A substantial portion of the fair value of our debt in excess of the outstanding principal amount is related to the conversion premium on our outstanding convertible notes.

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

Throughout 2015, the U.S. Dollar strengthened significantly year-over-year relative to substantially all currencies in which we transact, most notably the Euro, Brazilian Real, British Pound Sterling, Russian Ruble and Australian Dollar. In the first half of 2016, the U.S. Dollar continued to be stronger year-over-year relative to the British Pound Sterling, Russian Ruble, Brazilian Real and many other major currencies in which we transact. Following the “Brexit” referendum in the United Kingdom in June 2016, the U.S. Dollar strengthened significantly against the British Pound Sterling, and whether or when the British Pound Sterling will recover is unknown. As a result of these currency exchange rate changes, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars, although to a much lesser extent in the first half of 2016 than in the first half of 2015. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins are not significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated 2022 Notes, 2024 Notes and 2027 Notes, and accrued interest thereon, provide a natural hedge of the net assets of certain of our Euro functional currency subsidiaries.

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign exchange fluctuation risk for the Euro, the British Pound Sterling and certain other currencies versus the U.S. Dollar. As of June 30, 2016 and December 31, 2015, there were no such outstanding derivative contracts. Foreign exchange gains of $3.9 million and $0.3 million for the three and six months ended June 30, 2016, respectively, compared to foreign exchange losses of $1.7 million and foreign exchange gains of $0.2 million for the three and six months ended June 30, 2015, respectively, are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of material legal proceedings to which we are a party, and updates thereto, is contained in Note 11 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2016, and is incorporated into this Item 1 by reference thereto.

Item 1A.  Risk Factors

The following risk factors and other information included in this Quarterly Report should be carefully considered.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business, results of operations or financial condition.  If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

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

Greece, in particular, has recently faced and continues to face significant economic challenges, in large part due to its high levels of sovereign debt and difficulties refinancing that debt. This may increase the likelihood that Greece, and in turn other countries, could exit the European Union, which could lead to added economic and political uncertainty and further devaluation or eventual abandonment of the Euro common currency.

On June 23, 2016, the United Kingdom held a referendum in which British citizens approved an exit from the European Union, commonly referred to as "Brexit." Following the referendum, global markets and foreign exchange rates experienced increased volatility, including a sharp decline in the value of the British Pound Sterling as compared to the U.S. Dollar. To leave the European Union, the United Kingdom must provide official notice of its decision to leave and negotiate the terms of its exit, which could take two years or more. Upon leaving the European Union, among other things, the United

Kingdom could lose access to the single European Union market and travel between the United Kingdom and European Union countries could be restricted. We could face new regulatory costs and challenges if U.K. regulations and policies diverge from those of the European Union. Since the timing and terms of the United Kingdom's exit from the European Union are unknown, we are unable to predict the effect Brexit will have on our business and results of operations. The United Kingdom's decision to leave the European Union could result in other member countries also determining to leave, which could lead to added economic and political uncertainty and further devaluation or eventual abandonment of the Euro common currency, any of which could have a negative impact on travel and therefore our business and results of operations. For the last twelve months ended June 30, 2016, the U.K. destination gross profit and U.K. source market gross bookings were 10% or less as a share of our business.

The uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations. For example, we have experienced an increase in cancellation rates, which we believe is due in part to these macro-economic factors and a resulting lack of consumer confidence. Increased cancellation rates negatively affect our advertising efficiency and our results of operations.

In addition, other unforeseen events beyond our control, such as worldwide recession, oil prices, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Zika, Influenza H1N1, avian bird flu, SARS and MERS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities or travel-related accidents, can disrupt travel or otherwise result in declines in travel demand. Because these events or concerns are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our business and results of operations. For example, our business and operations were negatively impacted by the terror attacks in Paris in November 2015, Brussels in March 2016, Orlando in June 2016 and Nice in July 2016; the coup attempt in Turkey in July 2016; Hurricane Sandy, which disrupted travel in the northeastern United States in late 2012; a major earthquake, tsunami and nuclear emergency in Japan in 2011; severe flooding in Thailand in October 2011; and disruptive civil unrest in Thailand in 2014. In addition, MERS had an adverse impact on our business in northeast Asia in 2015. Also, in 2015 regional hostilities in the Middle East spurred an unprecedented flow of migrants from that region to Europe. As countries respond to the European migrant crisis, travel between countries in the European Union and to and from the region could be subject to increased restrictions or the closing of borders, which could negatively impact travel to, from or within the European Union and adversely affect our business and results of operations. Future terrorist attacks, natural disasters, health concerns or civil or political unrest could disrupt our business and operations and adversely affect our results of operations.

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

•
companies offering new rental car business models or car- or ride-sharing services that affect demand for rental cars, some of which have developed innovative technologies to improve efficiency of point-to-point transportation and extensively utilize mobile platforms, such as Uber, Lyft, Gett, Zipcar (which is owned by Avis), BlaBlaCar, Didi Chuxing and Ola.

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

Consumers may favor travel services offered by meta-search websites or search companies over OTCs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites and increase our advertising and other customer acquisition costs. To the extent any such consumer behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in profits from our KAYAK meta-search business to offset any related decrease in profits experienced by our travel service reservation brands. Further, meta-search services may evolve into more traditional OTCs by offering consumers the ability to make travel reservations directly through their websites. For example, TripAdvisor facilitates hotel reservations on its transaction websites Tingo and Jetsetter and, with respect to some accommodations, allows consumers to make a reservation while staying on TripAdvisor through its "Instant Booking" offering. Instant Booking now includes participation from six out of the top 10 global hotel brands, including Marriott International, Hyatt Hotels and Best Western International. We have been participating in "Instant Booking" since 2015, however such participation may not result in substantial incremental bookings and could cannibalize business that would otherwise come to us through other ad offerings on TripAdvisor, directly (including after a consumer first visits TripAdvisor) or through other channels, some of which may be more profitable to us than reservations generated through "Instant Booking." Other meta-search providers may also offer direct booking services with travel service providers, which may lead to more consumers booking directly with a travel service provider rather than an OTC. For example, in September 2015 Google announced the discontinuation of its Hotel Finder meta-search service in favor of integrating hotels directly into search results and encouraging users to book hotel reservations directly through Google's "Book on Google" service, which it is now expanding from mobile phones to both desktops and tablets. To the extent consumers book travel services through a service such as Google's "Book on Google," a meta-search website or directly with a travel service provider after visiting a meta-search website or meta-search utility on a traditional search engine without using an OTC like us, or if meta-search services limit our participation within their search results or evolve into more traditional OTCs, we may need to increase our advertising or other customer acquisition costs to maintain or grow our reservation bookings and our business and results of operations could be adversely affected.

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

Travel service providers, including hotel chains, rental car companies and airlines with which we conduct business, compete with us in online channels to drive consumers to their own websites in lieu of third-party distributors such as us. Travel service providers may charge lower prices and, in some instances, offer advantages such as loyalty points or special discounts to members of closed user groups (such as loyalty program participants or consumers with registered accounts), any of which could make their offerings more attractive to consumers than our services. Marriott International, Hilton and Hyatt Hotels each recently announced additional initiatives to encourage consumers to book accommodations directly through their websites, with increased discounting and incentives. Discounting may increase as competition authorities seek to allow increased pricing flexibility among providers of travel service reservations. We may need to offer similar advantages to maintain or grow our reservation bookings, which could adversely impact our profitability. During periods of higher occupancy rates, accommodation providers may decrease their distribution of accommodation reservations through third-party intermediaries like us, in particular through our discount services such as priceline.com's Name Your Own Price® and Express Deals® services. Further, consolidation among travel service providers, such as Marriott International's planned acquisition of Starwood Hotels & Resorts, could result in lower rates of commission paid to OTCs, increased discounting, and greater incentives for consumers to join closed user groups as such travel service providers expand their offerings. If we are not as effective as our competitors (including hotel chains) in offering discounted prices to closed user groups or if we are unable to entice members of our competitors' closed user groups to use our services, our ability to grow and compete could be harmed.

Competition in U.S. online travel remains intense and online travel companies are creating new promotions and consumer value features in an effort to gain competitive advantages. In particular, the competition to provide "opaque" accommodation reservation services to consumers, an area in which our priceline.com business has been a leader, has become more intense. For example, Expedia makes opaque accommodation room reservations available through its Hotwire brand and on its principal website under the name "Expedia Unpublished Rates" and has, we believe, supported this initiative with steeper discounts through lower margins. We believe these offerings, in particular "Expedia Unpublished Rates," have adversely impacted the market share and year-over-year growth rate for priceline.com's Name Your Own Price® opaque hotel reservation service, which has been experiencing a decline in room night reservations since 2011. Competitors could also launch opaque rental car services, which could negatively impact priceline.com's opaque Name Your Own Price® rental car reservation service. If Expedia or others are successful in growing their opaque reservation services, we may have less consumer demand for our opaque reservation services over time, and we would face more competition for access to the limited supply of discounted reservation rates. As a result of this increased competition, our share of the discount accommodation reservation market in the United States could further decrease, which could harm our business and results of operations. High hotel occupancy levels in the United States have had an adverse impact on our access to discounted hotel room rates for our opaque hotel reservation services. Further, growth in discounted closed user group retail prices for hotel rooms lessens the price difference for members of the closed user group between a retail hotel reservation and an opaque hotel reservation, which we believe has led to fewer consumers using our opaque hotel reservation services.

During 2015, Expedia acquired Travelocity, Orbitz and HomeAway. To the extent these acquisitions enhance Expedia's ability to compete with us, in particular in the United States, which is Expedia's, Travelocity's, Orbitz's and HomeAway's largest market, our market share, business and results of operations could be adversely affected.

We are exposed to fluctuations in currency exchange rates.
We conduct a substantial majority of our business outside the United States but we report our results in U.S. Dollars. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. Throughout 2015, the U.S. Dollar strengthened significantly year-over-year relative to substantially all currencies in which we transact, most notably the Euro, Brazilian Real, British Pound Sterling, Russian Ruble and Australian Dollar. In the first half of 2016, the U.S. Dollar continued to be stronger year-over-year relative to the British Pound Sterling, Russian Ruble, Brazilian Real and many other major currencies in which we transact. Following the “Brexit” referendum in the United Kingdom in June 2016, the U.S. Dollar strengthened significantly against the British Pound Sterling, and whether or when the British Pound Sterling will recover is unknown. As a result of these currency exchange rate changes, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars, although to a much lesser extent in the first half of 2016 than in the first half of 2015. For example, gross profit from our international operations grew 17.5% and 20.1% for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, but, without the negative impact of changes in currency exchange rates, grew year-over-year on a constant-currency basis by approximately 19% and 24%.
Certain European Union countries with high levels of sovereign debt have had difficulty at times refinancing their debt. Concern around devaluation or abandonment of the Euro common currency, or that sovereign default risk may become more widespread, has led to significant volatility in the exchange rate between the Euro, the British Pound Sterling, the U.S. Dollar and other currencies. Since the “Brexit” referendum in the United Kingdom in June 2016, global markets and foreign exchange rates have experienced increased volatility, including a sharp decline in the value of the British Pound Sterling as compared to the U.S. Dollar. In March 2015, the European Central Bank, in an effort to stimulate the European economy, launched a quantitative easing program to purchase public debt and, in March 2016, announced an expansion of the program and other stimulus measures.
Significant fluctuations in currency exchange rates can affect consumer travel behavior. For example, the strengthening of the U.S. Dollar relative to the Euro in 2015 made it more expensive for Europeans to travel to the United States, and dramatic depreciation of the Russian Ruble in 2014 and 2015 made it more expensive for Russians to travel to Europe and most other non-Ruble destinations. Consumers traveling from a country whose currency has weakened against other currencies may book lower ADR accommodations, choose to shorten or cancel their international travel plans or choose to travel domestically rather than internationally, any of which could adversely affect our gross bookings, revenues and results of operations, in particular when expressed in U.S. Dollars.
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
We derive a substantial portion of our revenues, and have significant operations, outside the United States. Our international operations include the Netherlands-based accommodation reservation service Booking.com, the Asia-based accommodation reservation service agoda.com, the U.K.-based rental car reservation service Rentalcars.com and, to a lesser extent, KAYAK's international meta-search services and OpenTable's international restaurant reservation business. Our international OTC operations have achieved significant year-over-year growth in their gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services booked by our customers, net of cancellations). This growth rate, which has contributed significantly to our growth in consolidated revenue, gross profit and earnings, has declined, a trend we expect to continue as the absolute level of our gross bookings increases. Other factors may also slow the growth rates of our international businesses, including, for example, worldwide or regional economic conditions, any strengthening of the U.S. Dollar versus the Euro, the British Pound Sterling and other currencies, declines in ADRs, increases in cancellations, adverse changes in travel market conditions and the competitiveness of the market. A decline in the growth rates of our international businesses could have a negative impact on our future consolidated revenue, gross profit and earnings growth rates and, as a consequence, our stock price.
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
The number of our employees worldwide has grown from less than 700 in the first quarter of 2007 to approximately 17,600 as of June 30, 2016, which growth is mostly comprised of hires by our international operations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage this growth and our future operations, especially as we employ personnel in multiple geographic locations around the world.
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
We believe that a number of factors could cause consumers to increase their shopping behavior before making a travel purchase. Increased shopping behavior reduces our performance advertising efficiency and effectiveness because traffic becomes less likely to result in a purchase on our website, and such traffic is more likely to be obtained through paid performance advertising channels than through free direct channels. Further, consumers may favor travel services offered by search or meta-search companies over OTCs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites, increase our advertising and other customer acquisition costs and adversely affect our business, margins and results of operations. To the extent any such increased shopping behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in revenues from our KAYAK meta-search business to offset any related decrease in gross profit or increase in advertising and other customer acquisition costs experienced by our OTC brands.

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
In our processing of travel transactions, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, such as the European Union's Data Protection Directive and variations and implementations of that directive in the member states of the European Union. In addition, in April 2016 the European Union adopted a new General Data Protection Regulation designed to unify data protection within the European Union under a single law, which may result in significantly greater compliance burdens for companies with users and operations in the European Union.  Under the General Data Protection Regulation, fines of up to 20,000,000 Euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The new General Data Protection Regulation is not expected to apply to us until May 2018. For several years, we participated in the U.S.-E.U. Safe Harbor Arrangement (the "Safe Harbor") to address the European Union's data transfer regulations that would otherwise restrict the transfer of certain data from the European Union to the United States. In October 2015, the European Court of Justice invalidated the Safe Harbor, and, as a result, we may need to pursue consent and/or other solutions with respect to certain data transfers from the European Union to the United States. Such consents and/or solutions could be time consuming, costly or complicated to obtain or implement, or we may not be successful in such efforts, any of which could adversely affect our operations and financial results. On February 2, 2016, European Union and U.S. authorities announced that they had reached agreement on a new data transfer framework, called the EU-U.S. Privacy Shield, which was formally adopted by the European Commission on July 12, 2016. The European Union and the U.S. will begin implementation of the new framework immediately, but it is expected to be subject to legal challenge. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
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
As an international business providing reservation and advertising services around the world, we are subject to income taxes and non-income based taxes in the United States and various international jurisdictions. Due to economic and political conditions, tax rates and tax regimes in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets or changes in tax laws or their interpretation. If our effective tax rates were to increase, our results of operations, financial condition and cash flows would be adversely affected.
Although we believe that our tax filing positions are reasonable and comply with applicable law, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. To date, we have been audited in several taxing jurisdictions with no significant impact on our results of operations, financial condition or cash flows. If future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our results of operations, financial condition and cash flows.
For example, French tax authorities recently concluded an audit that started in 2013 of the tax years 2003 through 2012. The French authorities are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income taxes and value-added taxes. In December 2015, the French tax authorities issued assessments for approximately 356 million Euros, the majority of which represents penalties and interest. We believe that Booking.com has been, and continues to be, in compliance with French tax law, and we intend to contest the assessments. If we are unable to resolve the matter with the French authorities, we would expect to challenge the assessments in the French courts. We may be required to pay, upfront, the full amount or a significant part of any such assessments, though any such payment would not constitute an admission by us that we owe the taxes. French authorities may decide to also audit subsequent tax years, which could result in additional assessments.

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

As of June 30, 2016, we held approximately $10.7 billion of cash, cash equivalents, short-term investments and long-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our international operations. If that intention changes and we decide to repatriate that cash to the United States, whether due to cash needs in the United States or otherwise, we would incur related U.S. income tax expense, and we would only make income tax payments when we repatriate the cash. We would pay only U.S. federal alternative minimum tax and certain U.S. state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. If our foreign earnings were repatriated, this could result in us being subject to a cash income tax liability on the earnings of our U.S. businesses sooner than would otherwise have been the case. After our net operating loss carryforwards have been fully utilized, foreign tax credits associated with the repatriation of international cash may be used to reduce U.S. federal taxes on the repatriation.
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
Additionally, in October 2015, the Organisation for Economic Co-operation and Development ("OECD") issued "final reports" in connection with its "base erosion and profit shifting" ("BEPS") project. The OECD, with the support of the G20, initiated this project in 2013 in response to concerns that international tax standards have not kept pace with changes in global business practices and that changes are needed to international tax laws to address situations where multinational businesses may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions where the activities creating those profits may take place. The final reports were endorsed by the G20 leaders in November 2015. The final reports propose 15 actions the OECD determined are needed to address base erosion and profit shifting, including: (a) enhancing transparency through the sharing of tax information between countries; (b) prescribing standardized country-by-country reporting and other documentation requirements aimed at identifying where profits, tax and economic activities occur; (c) preventing harmful tax practices including the use of preferential tax regimes; (d) modernizing the OECD's transfer pricing rules related to intangibles; (e) changing the definition of permanent establishment to prevent artificial avoidance of tax nexus; and (f) limiting tax base erosion through interest deductions and other financial payments. The measures also contemplate the development of a multilateral instrument to incorporate and facilitate changes to tax treaties. On January 28, 2016, the European Commission unveiled a new package of proposals aimed at providing a framework for fairer taxation and to provide a coordinated European Union response to combating corporate tax avoidance. Following agreement among the European Union member states on the final content of the package, the European Council formally adopted an Anti-Tax Avoidance Directive on July 12, 2016. The Directive is aimed at preventing aggressive tax planning, increasing tax transparency and creating a fairer tax environment for all businesses in the European Union. We expect many countries to change their tax laws in response to these developments, and several countries have already changed or proposed changes to their tax laws in response to the final BEPS reports and/or the developments in the European Union. Any changes to international tax laws, including new definitions of permanent establishment or changes affecting the benefits of preferential tax regimes such as the Dutch "Innovation Box Tax" (discussed below), could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Further, changes to tax laws and additional reporting requirements could increase the complexity, burden and cost of compliance. Due to the large and expanding scale of our international business activities, any changes in U.S. or international taxation of our activities may increase our worldwide effective tax rate, increase the complexity and costs associated with tax compliance (especially if changes are implemented or interpreted inconsistently across tax jurisdictions) and adversely affect our financial position and results of operations.
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
In addition, tax laws may change resulting in a reduction or elimination of the tax benefit. As discussed above, the OECD's action plan involves, in part, evaluation of preferential tax regimes such as the Innovation Box Tax. The European Union Council of Economics and Finance Ministers ("ECOFIN") has endorsed changes to limit member states' existing innovation and patent box tax regimes providing benefits related to profits derived from intangible assets such as intellectual property. The OECD's October 2015 final reports recommend that intellectual property qualifying for such tax regimes generally be limited to patents and other intellectual property assets that are functionally equivalent to patents (such as copyrighted software) if those other assets are both legally protected and subject to similar approval and registration processes as apply to patents. ECOFIN has endorsed the OECD's modified nexus approach and the European Union Code of Conduct Group will monitor legislative processes in 2016 necessary for European Union member states to change their existing "IP box" regimes to conform to the modified nexus approach, which requires full implementation in member states no later than July 2021. On May 19, 2016, the Dutch government launched a public Internet consultation process on proposed legislative changes to the Dutch Innovation Box Tax regime. The proposed changes are based on the above-mentioned recommendations made in the OECD's final BEPS report and recent evaluations on the working of the Dutch Innovation Box Tax. We expect that the final legislative changes will be introduced in the Dutch Parliament in September 2016. The new innovation box rules are planned to take effect on January 1, 2017, though we expect these legislative changes to include transition rules. To the extent Booking.com's intellectual property developed by its innovative activities do not meet the requirements under any new legislation, Booking.com would eventually lose all or a portion of the benefit of the Innovation Box Tax.
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
Until our U.S. net operating loss carryforwards are utilized or expire, we do not expect to make tax payments on most of our U.S. income, except for U.S. federal alternative minimum tax and state income taxes. However, we expect to pay international taxes on our international income other than in countries where we have net operating loss carryforwards. We expect that our international business will continue to generate most of our revenues and profits and will continue to grow pretax income at a higher rate than our U.S. business and, therefore, we expect that our tax payments will continue to increase. Any increase in our effective tax rate would have an adverse effect on our results of operations.
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
The online travel industry has become the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. We are or have been involved in investigations predominately related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates that are at least as low as those offered to other OTCs or through the accommodation provider's website.

In Europe, investigations into Booking.com's parity provisions were initiated in 2013 and 2014 by NCAs in France, Germany, Italy, Austria, Sweden, Ireland and Switzerland. A number of other NCAs have also looked at these issues. On April 21, 2015, the French, Italian and Swedish NCAs, working in close cooperation with the European Commission, announced that they had accepted "commitments" offered by Booking.com to resolve and close the investigations in France, Italy and Sweden. Under the commitments, Booking.com replaced its existing price parity agreements with accommodation providers with "narrow" price parity agreements. Under a "narrow" price parity agreement, subject to certain exceptions, an accommodation provider is still required to offer the same or better rates on Booking.com as it offers to a consumer directly online, but it is no longer required to offer the same or better rates on Booking.com as it offers to other OTCs. The commitments also allow an accommodation provider to, among other things, offer different terms and conditions (e.g., free WiFi) and availability to consumers that book with online travel companies that offer lower rates of commission or other benefits, offer lower rates to consumers that book through offline channels and continue to discount through, among other things, accommodation loyalty programs, as long as those rates are not published or marketed online. The commitments apply to accommodations in France, Italy and Sweden and were effective on July 1, 2015. The foregoing description is a summary only and is qualified in its entirety by reference to the commitments published by the NCAs on April 21, 2015.

On July 1, 2015, Booking.com voluntarily implemented the commitments given to the French, Italian and Swedish NCAs throughout the European Economic Area and Switzerland. In October 2015, the Irish NCA closed its investigation on the basis of commitments by Booking.com identical to those given to the French, Italian and Swedish NCAs. In November 2015 the Swiss NCA closed its investigation, prohibiting any reintroduction of Booking.com's old "wide" parity agreements but permitting Booking.com to retain its existing "narrow" parity agreements with accommodations in Switzerland. The Austrian NCA stated in March 2016 that it will close its investigation against Booking.com in light of the move to "narrow" price parity. Nearly all NCAs in the European Economic Area have now closed their investigations following Booking.com's implementation of the commitments in their jurisdictions. Booking.com has also recently resolved the concerns of the Australia NCA based on implementation of the "narrow" price parity clause in Australia. We are in ongoing discussions with various NCAs in other countries regarding their concerns. We are currently unable to predict the long-term impact the implementation of these commitments will have on Booking.com's business, on investigations by other countries, or on industry practice more generally.

On December 23, 2015, the German NCA issued a final decision prohibiting Booking.com's "narrow" price parity agreements with accommodations in Germany. The German NCA did not issue a fine, but has reserved its position regarding an order for disgorgement of profits. Booking.com is appealing the German NCA's decision. Booking.com filed an application to the Dusseldorf Court requesting the Court to order the suspension of the effects of the prohibition decision for the duration of the appeal. This application was rejected by the Dusseldorf Court on May 9, 2016; however, this outcome does not affect Booking.com's main appeal against the German NCA's decision. An Italian hotel association has appealed the Italian NCA's decision to accept the commitments by Booking.com.

A working group of 10 European NCAs (France, Germany, Belgium, Hungary, Ireland, Italy, the Netherlands, Czech Republic, the United Kingdom and Sweden) has been established by the European Commission to monitor the effects of the narrow price parity clause in Europe. The working group will issue questionnaires to market players, including Booking.com and Expedia, about the narrow price parity clause, and is expected to report its results by the end of the year.

We are unable to predict how these appeals and the remaining investigations in other countries will ultimately be resolved, or whether further action in Europe will be taken as a result of the working group's findings. Possible outcomes include requiring Booking.com to amend or remove its rate parity clause from its contracts with accommodation providers in those jurisdictions and/or the imposition of fines.

In August 2015, French legislation known as the "Macron Law" became effective. Among other things, the Macron Law makes price parity agreements illegal, including the "narrow" price parity agreements agreed to by the French NCA in April 2015. Legislation prohibiting "narrow" price parity agreements was approved by the Italian Senate in June 2016 and is expected to be passed by the Italian Parliament during summer 2016 and become effective in September 2016. Similar legislation has been proposed in Austria. It is not yet clear how the Macron Law, the Italian law or the proposed Austrian legislation may affect our business in the long term in France, Italy and Austria, respectively.

Further, the European Commission published a communication on online platforms and the digital single market in May 2016 in which it stated that it will engage in targeted fact-finding to investigate concerns raised in a recent public consultation regarding potential unfair terms imposed by online platforms, including price parity clauses. The European Commission plans to report on its findings in Spring 2017. We are unable to predict what, if any, effect this inquiry will have on our business, industry practices or online commerce more generally.

To the extent that regulatory authorities impose fines on us or require changes to our business practices or to those currently common to the industry, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding competition investigations could adversely affect our brands and therefore our market share and results of operations. Further, the Macron Law, the Italian law and any similar legislation enacted by other countries, and the decision by the German NCA to prohibit "narrow" price parity agreements, could have a material adverse effect on our business and our results of operations, in particular if consumers use our services to shop for accommodation reservations but make their reservations directly with an accommodation provider.

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
The trading prices of Internet company stocks in general, including ours, have experienced extreme price and volume fluctuations. To the extent that the public's perception of the prospects of Internet or e-commerce companies is negative, our stock price could decline, regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as a recession, interest rate or currency rate fluctuations, political instability (e.g., "Brexit" or the recent coup attempt in Turkey) or a natural disaster or terrorist attack affecting a significant market for our business, such as Europe or the United States, could cause our stock price to decline. Negative market conditions could adversely affect our ability to raise additional capital or the value of our stock for purposes of acquiring other companies or businesses.
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
The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new service announcements, introductions and enhancements and changing consumer demands. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the progress of technology adoption in various markets, including the continuing adoption of the Internet and online commerce in certain geographies and the emergence and growth of the use of smart phones and tablets for mobile e-commerce transactions, including through the increasing use of mobile apps. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually innovate and improve the performance, features and reliability of our services in response to competitive service offerings and the evolving demands of the marketplace. In particular, we believe that it is increasingly important for us to effectively offer our services through mobile apps and mobile optimized websites on smart phones and tablets. Any failure by us to successfully develop and achieve customer adoption of our mobile apps and mobile optimized websites would likely have a material and adverse effect on our growth, market share, business and results of operations. Further, to the extent mobile devices enable users to block advertising content on their devices, our advertising revenue and our ability to market our brands and acquire new customers may be negatively affected. We believe that ease-of-use, comprehensive functionality and the look and feel of our mobile apps and mobile optimized websites increasingly will be competitively critical as consumers obtain more of their travel and restaurant services through mobile devices. As a result, we intend to continue to spend significant resources maintaining, developing and enhancing our websites and mobile platforms, including our mobile optimized websites and mobile apps, and other technologies.

In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure to those new technologies, which could adversely affect our results of operations or financial condition. For example, KAYAK generates revenues, in part, by allowing consumers to compare search results that appear in additional "pop-under" windows. Changes in browser functionality, such as changes that either block or otherwise limit the use of "pop-under" windows, at times have had a negative impact on our revenues. Any failure to implement or adapt to new technologies in a timely manner or at all could adversely affect our ability to compete, increase our customer acquisition costs or otherwise adversely affect our business, and therefore adversely affect our brand, market share and results of operations.
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
We believe that our intellectual property rights, including our issued patents and pending patent applications, help to protect our business. However, we may not be able to successfully defend our intellectual property rights or they may not be sufficient to effectively protect our business.
If we are not successful in protecting our intellectual property or if our intellectual property is ineffective in protecting our business, our business, brands and results of operations could be materially adversely affected.
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
We have invested since the acquisition and intend to continue to invest in OpenTable to accelerate its global expansion, increase the value offered to its restaurant partners and enhance the end-to-end experience for consumers across desktop and mobile devices. As expected, these investments resulted in lower OpenTable post-acquisition EBITDA compared to pre-acquisition levels. However, the time required to execute these investments has exceeded our initial expectations. Despite the delays, we continue to believe that these investments will result in significant future earnings. Future events and changing market conditions may, however, lead us to reevaluate the assumptions we have used to test for goodwill impairment, including key assumptions regarding OpenTable's expected growth rates and operating margins, as well as other key assumptions with respect to matters outside of our control, such as discount rates, currency exchange rates and market EBITDA comparables. We expect OpenTable to complete the technology platform development efforts necessary to enable its global expansion by the end of 2016. As these development efforts are completed and OpenTable's global expansion activities increase, we will refine our forecast accordingly. If OpenTable’s investments, in particular its investments in its global expansion efforts, are not successful, there is a substantial likelihood that we would recognize a related goodwill impairment, which could have a material adverse effect on our results of operations.
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

We also invest from time to time in private companies and these investments are generally accounted for under the cost method. Such investments are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or ever become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced to the market. Further, our ability to liquidate any such investments is typically dependent on a liquidity event, such as a public offering or acquisition, as no public market exists for such securities. Valuations of privately-held companies are inherently complex and uncertain due to the lack of a liquid market for the company's securities. If we determine that any of our investments in such companies have experienced a decline in value, we may be required to record an other-than-temporary impairment. For example, during the first quarter of 2016, we recognized an other-than-temporary impairment of approximately $50 million related to our cost-method investment in Hotel Urbano, and in the second quarter of 2016, after discussions with Hotel Urbano's management, we recognized a further impairment of approximately $10 million to write-off the remainder of our investment in Hotel Urbano. In addition, during the second quarter of 2016 we recognized an impairment of approximately $3 million for an investment in another private company. See Note 4 to the Unaudited Consolidated Financial Statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended June 30, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 –	—	(1)	$—	—	$2,857,836,564	(1)
April 30, 2016	1,258	(2)	$1,307.52	N/A	N/A	(2)

May 1, 2016 –	115,109	(1)	$1,262.57	115,109	$2,712,503,229	(1)
May 31, 2016	15,002	(2)	$1,322.93	N/A	N/A	(2)

June 1, 2016 –	91,662	(1)	$1,258.52	91,662	$2,597,144,748	(1)
June 30, 2016	12,848	(2)	$1,332.73	N/A	N/A	(2)
Total	235,879		$—	206,771	$2,597,144,748
 _____________________________

(1)	Pursuant to a stock repurchase program announced on February 17, 2016, whereby the Company was authorized to repurchase up to $3,000,000,000 of its common stock.

(2)
Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Amended and Restated By-Laws, dated July 23, 2015.
4.1(c)	Form of 3.600% Senior Note due 2026.
4.2(c)	Officers' Certificate, dated May 23, 2016, with respect to the 3.600% Senior Notes due 2026.
10.1(d)	Separation Letter, dated April 27, 2016, between Darren R. Huston and The Priceline Group.
10.2(e)	Employment Letter Agreement with Jeffery H. Boyd dated May 19, 2016.
10.3(e)	Amended and Restated Employment Agreement with Gillian Tans dated May 19, 2016.
12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Certification of Jeffery H. Boyd, the Interim Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jeffery H. Boyd, the Interim Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2016 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 18, 2014 and incorporated herein by reference.

(b)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2015 and incorporated herein by reference.

(c)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 23, 2016 and incorporated herein by reference.

(d)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2016 and incorporated herein by reference.

(e)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 20, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRICELINE GROUP INC.
(Registrant)

Date:	August 4, 2016	By:	/s/ Daniel J. Finnegan
Name: Daniel J. Finnegan Title: Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Amended and Restated By-Laws, dated July 23, 2015.
4.1(c)	Form of 3.600% Senior Note due 2026.
4.2(c)	Officers' Certificate, dated May 23, 2016, with respect to the 3.600% Senior Notes due 2026.
10.1(d)	Separation Letter, dated April 27, 2016, between Darren R. Huston and The Priceline Group.
10.2(e)	Employment Letter Agreement with Jeffery H. Boyd dated May 19, 2016.
10.3(e)	Amended and Restated Employment Agreement with Gillian Tans dated May 19, 2016.
12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Certification of Jeffery H. Boyd, the Interim Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jeffery H. Boyd, the Interim Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2016 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 18, 2014 and incorporated herein by reference.

(b)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2015 and incorporated herein by reference.

(c)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 23, 2016 and incorporated herein by reference.

(d)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 28, 2016 and incorporated herein by reference.

(e)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 20, 2016 and incorporated herein by reference.