Form 10-Q
period 2016-09-30
Priceline Group Inc.
filed 2016-11-07
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

Number of shares of Common Stock outstanding at October 31, 2016:

Common Stock, par value $0.008 per share	49,345,008
(Class)	(Number of Shares)

The Priceline Group Inc.
Form 10-Q

For the Three Months Ended September 30, 2016

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

The Priceline Group Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,422,269	$1,477,265
Restricted cash	857	806
Short-term investments	1,956,047	1,171,246
Accounts receivable, net of allowance for doubtful accounts of $21,859 and $15,014, respectively	1,105,086	645,169
Prepaid expenses and other current assets	349,323	258,751
Total current assets	5,833,582	3,553,237
Property and equipment, net	339,805	274,786
Intangible assets, net	2,040,213	2,167,533
Goodwill	2,416,338	3,375,000
Long-term investments	9,296,417	7,931,363
Other assets	107,429	118,656
Total assets	$20,033,784	$17,420,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$494,607	$322,842
Accrued expenses and other current liabilities	882,081	681,587
Deferred merchant bookings	568,304	434,881
Convertible debt	960,984	—
Total current liabilities	2,905,976	1,439,310
Deferred income taxes	802,433	892,576
Other long-term liabilities	141,096	134,777
Long-term debt	6,347,205	6,158,443
Total liabilities	10,196,710	8,625,106

Convertible debt	34,504	—

Stockholders' equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 62,362,948 and 62,039,516 shares issued, respectively	484	482
Treasury stock, 13,009,773 and 12,427,945 shares, respectively	(6,584,117)	(5,826,640)
Additional paid-in capital	5,410,913	5,184,910
Retained earnings	10,652,944	9,191,865
Accumulated other comprehensive income	322,346	244,852
Total stockholders’ equity	9,802,570	8,795,469
Total liabilities and stockholders’ equity	$20,033,784	$17,420,575

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Agency revenues	$2,892,449	$2,345,673	$6,245,439	$5,127,174
Merchant revenues	620,290	596,503	1,608,189	1,637,191
Advertising and other revenues	177,813	160,725	540,945	459,627
Total revenues	3,690,552	3,102,901	8,394,573	7,223,992
Cost of revenues	101,489	155,619	356,242	511,568
Gross profit	3,589,063	2,947,282	8,038,331	6,712,424
Operating expenses:
Performance advertising	1,040,149	784,729	2,740,821	2,176,963
Brand advertising	72,792	67,858	254,958	219,543
Sales and marketing	124,865	93,069	322,710	269,536
Personnel, including stock-based compensation of $54,074, $58,274, $175,050 and $172,446, respectively	347,610	305,329	988,615	853,469
General and administrative	114,586	109,706	340,273	308,829
Information technology	36,389	28,830	104,974	81,347
Depreciation and amortization	78,745	69,054	229,328	201,730
Impairment of goodwill	940,700	—	940,700	—
Total operating expenses	2,755,836	1,458,575	5,922,379	4,111,417
Operating income	833,227	1,488,707	2,115,952	2,601,007
Other income (expense):
Interest income	24,218	14,682	65,857	39,315
Interest expense	(55,480)	(41,436)	(152,664)	(116,462)
Foreign currency transactions and other	(4,431)	(5,783)	(15,362)	(12,070)
Impairment of cost-method investments	—	—	(63,208)	—
Total other expense	(35,693)	(32,537)	(165,377)	(89,217)
Earnings before income taxes	797,534	1,456,170	1,950,575	2,511,790
Income tax expense	291,517	259,438	489,496	464,699
Net income	$506,017	$1,196,732	$1,461,079	$2,047,091
Net income applicable to common stockholders per basic common share	$10.24	$23.67	$29.49	$39.87
Weighted-average number of basic common shares outstanding	49,420	50,550	49,548	51,344
Net income applicable to common stockholders per diluted common share	$10.13	$23.41	$29.19	$39.40
Weighted-average number of diluted common shares outstanding	49,975	51,130	50,048	51,952

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$506,017	$1,196,732	$1,461,079	$2,047,091
Other comprehensive income, net of tax
Foreign currency translation adjustments (1)	13,539	(8,043)	40,626	(78,071)
Unrealized gain (loss) on marketable securities (2)	173,365	(134,299)	36,868	152,508
Comprehensive income	$692,921	$1,054,390	$1,538,573	$2,121,528

(1) Foreign currency translation adjustments include a tax benefit of $12,867 and $47,023 for the three and nine months ended September 30, 2016, respectively, and a tax benefit of $89 and a tax charge of $41,930 for the three and nine months ended September 30, 2015, respectively, associated with net investment hedges (See Note 10). The remaining balance in foreign currency translation adjustments excludes income taxes due to the Company's practice and intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States (See Note 9).

(2) Net of tax charges of $1,900 and $36,824 for the three and nine months ended September 30, 2016, respectively, and net of tax benefits of $2,184 and $3,804 for the three and nine months ended September 30, 2015, respectively.

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2015	62,040	$482	(12,428)	$(5,826,640)	$5,184,910	$9,191,865	$244,852	$8,795,469
Net income	—	—	—	—	—	1,461,079	—	1,461,079
Foreign currency translation adjustments, net of tax benefit of $47,023	—	—	—	—	—	—	40,626	40,626
Unrealized gain on marketable securities, net of tax charge of $36,824	—	—	—	—	—	—	36,868	36,868
Exercise of stock options and vesting of restricted stock units and performance share units	323	2	—	—	13,260	—	—	13,262
Repurchase of common stock	—	—	(582)	(757,477)	—	—	—	(757,477)
Stock-based compensation and other stock-based payments	—	—	—	—	175,131	—	—	175,131
Excess tax benefits on stock-based awards and other equity deductions	—	—	—	—	72,116	—	—	72,116
Reclassification adjustment for convertible debt					(34,504)			(34,504)
Balance, September 30, 2016	62,363	$484	(13,010)	$(6,584,117)	$5,410,913	$10,652,944	$322,346	$9,802,570

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$1,461,079	$2,047,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	101,953	73,520
Amortization	127,375	128,210
Provision for uncollectible accounts, net	32,401	17,242
Deferred income tax benefit	(71,972)	(63,675)
Stock-based compensation expense and other stock-based payments	175,131	174,068
Amortization of debt issuance costs	5,747	5,913
Amortization of debt discount	51,512	49,868
Impairment of goodwill	940,700	—
Impairment of cost-method investments	63,208	—
Changes in assets and liabilities:
Accounts receivable	(470,295)	(289,604)
Prepaid expenses and other current assets	(104,097)	(86,808)
Accounts payable, accrued expenses and other current liabilities	526,414	191,881
Other	(20,968)	(26,547)
Net cash provided by operating activities	2,818,188	2,221,159

INVESTING ACTIVITIES:
Purchase of investments	(4,820,737)	(5,597,897)
Proceeds from sale of investments	2,835,570	3,180,981
Additions to property and equipment	(168,076)	(126,637)
Acquisitions and other investments, net of cash acquired	(811)	(135,664)
Acquisition of land use rights	(48,494)	—
Proceeds from foreign currency contracts	—	453,818
Payments on foreign currency contracts	—	(448,640)
Change in restricted cash	(28)	—
Net cash used in investing activities	(2,202,576)	(2,674,039)

FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	994,705	1,610,449
Payment of debt issuance costs - revolving credit facility	—	(4,005)
Payments related to conversion of senior notes	—	(147,629)
Repurchase of common stock	(757,477)	(2,267,384)
Payments of contingent consideration	—	(10,700)
Proceeds from exercise of stock options	13,262	19,139
Excess tax benefits on stock-based awards and other equity deductions	72,116	90,935
Net cash provided by (used in) financing activities	322,606	(709,195)
Effect of exchange rate changes on cash and cash equivalents	6,786	(144,918)
Net increase (decrease) in cash and cash equivalents	945,004	(1,306,993)
Cash and cash equivalents, beginning of period	1,477,265	3,148,651
Cash and cash equivalents, end of period	$2,422,269	$1,841,658
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$612,612	$499,421
Cash paid during the period for interest	$87,427	$50,400
Non-cash investing activity for contingent consideration	$—	$9,170
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

Change in Presentation

In the first quarter of 2016, the Company changed the presentation of advertising expenses from "Advertising - Online" and "Advertising - Offline" to "Performance advertising" and "Brand advertising" in the Unaudited Consolidated Statements of Operations. As a result, brand advertising in online channels is now recorded in "Brand advertising" rather than "Advertising - Online". For the three and nine months ended September 30, 2015, this change in presentation, which had no impact on total advertising expenses, operating income or net income, amounted to $16.4 million and $38.2 million, respectively. The Company believes its new presentation is helpful because it separates performance advertising that is typically managed on a return on investment basis from brand advertising that is generally spent to build brand awareness and managed to a targeted spending level. The descriptions of these new lines are as follows:

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

Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on income tax accounting associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB's simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For public business entities, this update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company expects to early adopt this update in the fourth quarter of 2016 and the adoption of this accounting update will have an immaterial impact to the Company's Consolidated Financial Statements.

In June 2016, the FASB issued new accounting guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, and available-for-sale debt securities. For financial assets measured at amortized cost, this new guidance requires an entity to (1) estimate its lifetime expected credit losses upon recognition of the financial assets and establish an allowance to present the net amount expected to be collected, (2) recognize this allowance and changes in the allowance during subsequent periods through net income and (3) consider relevant information about past events, current conditions and reasonable and supportable forecasts in assessing the lifetime expected credit losses. For available-for-sale debt securities, this new guidance made several targeted amendments to the existing other-than-temporary impairment model, including (1) requiring disclosure of the allowance for credit losses, (2) allowing reversals of the previously recognized credit losses until the entity has the intent to sell, is more-likely-than-not required to sell the securities or the maturity of the securities, (3) limiting impairment to the difference between the amortized cost basis and fair value and (4) not allowing entities to consider the length of time that fair value has been less than amortized cost as a factor in evaluating whether a credit loss exists. This update is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact to its Consolidated Financial Statements of adopting this new guidance.

In April 2016, the FASB issued new accounting guidance to improve the accounting for certain aspects of share-based payment transactions as part of its simplification initiative. The key provisions of this accounting update are: (1) recognizing current excess tax benefits in the income statement in the period the benefits are deducted on the income tax return as opposed to an adjustment to additional paid-in capital in the period the benefits are realized by reducing a current income tax liability; (2) allowing an entity-wide election to account for forfeitures related to service conditions as they occur instead of estimating the total number of awards that will be forfeited because the requisite service period will not be rendered; (3) allowing the net settlement of an equity award for statutory tax withholding purposes to not exceed the maximum statutory tax rate by relevant tax jurisdiction instead of withholding taxes for each employee based on a minimum statutory withholding tax rate; and (4) requiring the presentation of excess tax benefits as operating cash flow and cash payments for employee withholding taxes related to vested stock awards as financing cash flow in the consolidated statement of cash flows. Under the new accounting standard, all previously unrecognized equity deductions will be recognized as a deferred tax asset, net of any valuation allowance, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption of this standard. For public business entities, this update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. The Company expects to adopt this accounting update in the first quarter of 2017, but may consider adopting it in the fourth quarter of 2016.

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

2.                                      STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation expense included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $54.1 million and $58.3 million for the three months ended September 30, 2016 and 2015, respectively, and $175.1 million and $172.4 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Restricted Stock Units and Performance Share Units

The following table summarizes the activity of restricted stock units and performance share units ("share-based awards") during the nine months ended September 30, 2016:

Share-Based Awards	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	637,257	$1,070.10
Granted	193,601	$1,304.28
Vested	(286,354)	$840.45
Performance Share Units Adjustment	2,865	$1,269.87
Forfeited	(66,232)	$1,276.01
Unvested at September 30, 2016	481,137	$1,281.80

As of September 30, 2016, there was $328.9 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 1.9 years.

During the nine months ended September 30, 2016, the Company made broad-based grants of 107,866 restricted stock units that generally have a three-year vesting period, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability. These share-based awards had a total grant date fair value of $140.9 million based on a weighted-average grant date fair value per share of $1,305.90.

In addition, during the nine months ended September 30, 2016, the Company granted 85,735 performance share units to executives and certain other employees.  The performance share units had a total grant date fair value of $111.6 million based upon a weighted-average grant date fair value per share of $1,302.25.  The performance share units are payable in shares of the Company's common stock upon vesting. Subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability, recipients of these performance share units generally must continue their service through the requisite service period in order to receive any shares.  Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period, which ends December 31, 2018, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.  As of September 30, 2016, the estimated number of probable shares to be issued is a total of 79,412 shares, net of performance share units forfeited and vested since the grant date.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 179,208 total shares could be issued.  If the minimum performance thresholds are not met, 46,367 shares would be issued at the end of the performance period.

2015 Performance Share Units

During the year ended December 31, 2015, the Company granted 107,623 performance share units with a grant date fair value of $133.2 million, based on a weighted-average grant date fair value per share of $1,237.53. The actual number of shares to be issued will be determined upon completion of the performance period which generally ends December 31, 2017.

At September 30, 2016, there were 78,470 unvested 2015 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of September 30, 2016, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 129,623 shares. If the maximum performance thresholds are met at the end of the performance period, a maximum of 193,624 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 46,192 shares would be issued at the end of the performance period.

2014 Performance Share Units

During the year ended December 31, 2014, the Company granted 72,277 performance share units with a grant date fair value of $96.1 million, based on a weighted-average grant date fair value per share of $1,329.11. The actual number of shares to be issued will be determined upon completion of the performance period which generally ends December 31, 2016.

At September 30, 2016, there were 44,532 unvested 2014 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of September 30, 2016, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 71,993 shares. If the maximum performance thresholds are met at the end of the performance period, a maximum of 89,828 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 34,801 shares would be issued at the end of the performance period.

Stock Options

All outstanding employee stock options were assumed in acquisitions. The following table summarizes the activity for stock options during the nine months ended September 30, 2016:

Employee Stock Options	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Balance, December 31, 2015	89,104	$383.03	$79,474	5.4
Exercised	(34,523)	$380.49
Forfeited	(1,814)	$230.59
Balance, September 30, 2016	52,767	$389.93	$57,071	4.8
Vested and exercisable as of September 30, 2016	49,430	$366.11	$54,639	4.6
Vested and exercisable as of September 30, 2016 and expected to vest thereafter, net of estimated forfeitures	52,677	$389.98	$56,971	4.8

The aggregate intrinsic value of employee stock options assumed in acquisitions that were exercised during the nine months ended September 30, 2016 was $31.8 million compared to $42.8 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, stock options assumed in acquisitions vested for 11,376 shares of common stock with an acquisition-date fair value of $7.1 million, compared to 29,527 shares of common stock with an acquisition-date fair value of $19.9 million for the nine months ended September 30, 2015.

For the three and nine months ended September 30, 2016, the Company recorded stock-based compensation expense related to employee stock options of $1.0 million and $6.3 million, respectively, compared to $4.8 million and $19.8 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, there was $1.8 million of total future compensation costs related to unvested employee stock options to be recognized over a weighted-average period of 1.1 years.

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average number of basic common shares outstanding	49,420	50,550	49,548	51,344
Weighted-average dilutive stock options, restricted stock units and performance share units	171	326	212	367
Assumed conversion of Convertible Senior Notes	384	254	288	241
Weighted-average number of diluted common and common equivalent shares outstanding	49,975	51,130	50,048	51,952
Anti-dilutive potential common shares	2,472	2,627	2,538	2,641

Anti-dilutive potential common shares for the three and nine months ended September 30, 2016 include approximately 1.9 million shares and 2.0 million shares, respectively, that could be issued under the Company's outstanding convertible notes.  Under the treasury stock method, the convertible notes will generally have an anti-dilutive impact on net income per share if the conversion prices for the convertible notes exceed the Company's average stock price during the applicable period.

4.                                      INVESTMENTS

Short-term and Long-term Investments in Available-for-Sale Securities

The following table summarizes, by major security type, the Company's investments as of September 30, 2016 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Foreign government securities	$327,812	$112	$(80)	$327,844
U.S. government securities	365,437	99	(36)	365,500
Corporate debt securities	1,251,523	1,127	(232)	1,252,418
U.S. government agency securities	10,285	1	(1)	10,285
Total short-term investments	$1,955,057	$1,339	$(349)	$1,956,047

Long-term investments:
Foreign government securities	$614,328	$4,405	$(97)	$618,636
U.S. government securities	717,041	3,481	(194)	720,328
Corporate debt securities	5,496,709	39,567	(3,924)	5,532,352
U.S. government agency securities	8,995	1	—	8,996
Ctrip convertible debt securities	1,275,000	147,127	(13,450)	1,408,677
Ctrip equity securities	655,311	352,117	—	1,007,428
Total long-term investments	$8,767,384	$546,698	$(17,665)	$9,296,417

The Company's investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business.  As of September 30, 2016, the weighted-average life of the Company’s fixed-income investment portfolio, excluding the Company's investment in Ctrip convertible debt securities, was approximately 2.0 years with an average credit quality of A+/A1/A+.

The Company invests in foreign government securities with high credit quality. As of September 30, 2016, investments in foreign government securities principally included debt securities issued by the governments of the Netherlands, Germany, France, Belgium and Austria.

On August 7, 2014 and May 26, 2015, the Company invested $500 million and $250 million, respectively, in five-year senior convertible notes issued at par value by Ctrip.com International Ltd. ("Ctrip"). On December 11, 2015, the Company invested $500 million in a Ctrip ten-year senior convertible note issued at par value, which included a put option allowing the Company to require a prepayment in cash from Ctrip at the end of the sixth year of the note. On September 12, 2016, the Company invested $25 million in a Ctrip six-year senior convertible note issued at par value, which included a put option allowing the Company to require prepayment in cash from Ctrip at the end of the third year of the note. The conversion feature associated with this September 2016 Ctrip convertible note met the definition of an embedded derivative (see Note 5). As of September 30, 2016, the Company had also invested $630.3 million and $25.0 million of its international cash in Ctrip American Depositary Shares ("ADSs") and Ctrip ordinary shares, respectively. The convertible debt and equity securities of Ctrip have been marked-to-market in accordance with the accounting guidance for available-for-sale securities.

In connection with the Company's investments in Ctrip's convertible notes, Ctrip granted the Company the right to appoint an observer to its board of directors and permission to acquire its shares (through the acquisition of Ctrip ADSs in the open market) so that combined with ADSs issuable upon conversion of the August 2014 and May 2015 convertible notes, the Company could hold up to an aggregate of 15% of Ctrip's outstanding equity. As of September 30, 2016, the Company did not have significant influence over Ctrip.

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

The Company recognized net realized gains of $0.9 million and $0.1 million related to investments for the three and nine months ended September 30, 2016, respectively, compared to net realized losses of $0.3 million and net realized gains of $3.1 million for the three and nine months ended September 30, 2015, respectively.

Cost-method Investments

The Company held investments in equity securities of private companies, which are typically at an early stage of development, of approximately $0.6 million and $62.3 million as of September 30, 2016 and December 31, 2015, respectively. The investments are accounted for under the cost method and reported in "Other assets" in the Company's Unaudited Consolidated Balance Sheets. The Company evaluates its investments quarterly to determine if any indicators of other-than-temporary impairment exist.

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

5.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of September 30, 2016 are classified in the tables below in the categories described below (in thousands):

	Level 1	Level 2	Total
ASSETS:
Cash equivalents:
Money market funds	$991,623	$—	$991,623
Foreign government securities	—	12,987	12,987
U.S. government securities	—	182,162	182,162
Commercial paper	—	18,011	18,011
Short-term investments:
Foreign government securities	—	327,844	327,844
U.S. government securities	—	365,500	365,500
Corporate debt securities	—	1,252,418	1,252,418
U.S. government agency securities	—	10,285	10,285
Long-term investments:
Foreign government securities	—	618,636	618,636
U.S. government securities	—	720,328	720,328
Corporate debt securities	—	5,532,352	5,532,352
U.S. government agency securities	—	8,996	8,996
Ctrip convertible debt securities	—	1,408,677	1,408,677
Ctrip equity securities	1,007,428	—	1,007,428
Derivatives:
Foreign exchange derivatives	—	248	248
Total assets at fair value	$1,999,051	$10,458,444	$12,457,495

	Level 1	Level 2	Total
LIABILITIES:
Foreign exchange derivatives	$—	$564	$564

Financial assets and liabilities carried at fair value as of December 31, 2015 are classified in the tables below in the categories described below (in thousands):

	Level 1	Level 2	Total
ASSETS:
Cash equivalents:
Money market funds	$99,117	$—	$99,117
Foreign government securities	—	10,659	10,659
U.S. government securities	—	90,441	90,441
Corporate debt securities	—	1,855	1,855
Commercial paper	—	335,663	335,663
Short-term investments:
Foreign government securities	—	395,797	395,797
U.S. government securities	—	456,494	456,494
Corporate debt securities	—	305,260	305,260
Commercial paper	—	11,688	11,688
U.S. government agency securities	—	2,007	2,007
Long-term investments:
Foreign government securities	—	719,631	719,631
U.S. government securities	—	578,450	578,450
Corporate debt securities	—	4,276,614	4,276,614
U.S. municipal securities	—	1,083	1,083
Ctrip convertible debt securities	—	1,378,550	1,378,550
Ctrip equity securities	977,035	—	977,035
Derivatives:
Foreign exchange derivatives	—	363	363
Total assets at fair value	$1,076,152	$8,564,555	$9,640,707

	Level 1	Level 2	Total
LIABILITIES:
Foreign exchange derivatives	$—	$644	$644

There are three levels of inputs to measure fair value.  The definition of each input is described below:

Level 1:	Quoted prices in active markets that are accessible by the Company at the measurement date for identical assets and liabilities.

Level 2:	Inputs that are observable, either directly or indirectly. Such prices may be based upon quoted prices for identical or comparable securities in active markets or inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available.

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

As of September 30, 2016 and December 31, 2015, the Company's cash consisted of bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings are carried at cost which approximates their fair value because of the short-term nature of these items. As of September 30, 2016 and December 31, 2015, the Company held investments in equity securities of private companies and these investments are accounted for under the cost method of accounting (see Note 4). See Note 4 for information on the carrying value of available-for-sale investments and Note 7 for the estimated fair value of the Company's outstanding Senior Notes. See Note 11 for the Company's contingent liability associated with a business acquisition.

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

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  The Company enters into average-rate derivative contracts to hedge translation risk from short-term foreign exchange fluctuations for the Euro, British Pound Sterling and certain other currencies versus the U.S. Dollar.  As of September 30, 2016 and December 31, 2015, there were no outstanding derivative contracts related to foreign currency translation risk.  Foreign exchange losses related to these derivatives of $6.4 million and $6.2 million for the three and nine months ended September 30, 2015, respectively, are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations. The impact of foreign exchange fluctuations was insignificant for the three and nine months ended September 30, 2016.

The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in currency exchange rates on its transactional balances denominated in currencies other than the functional currency. Foreign exchange derivatives outstanding as of September 30, 2016 associated with foreign currency transaction risks resulted in a net liability of $0.3 million, with a liability in the amount of $0.6 million recorded in "Accrued expenses and other current liabilities" and an asset in the amount of $0.3 million recorded in "Prepaid expenses and other current assets" in the Unaudited Consolidated Balance Sheet. Foreign exchange derivatives outstanding as of December 31, 2015 associated with foreign exchange transactions resulted in a net liability of $0.3 million, with a liability in the amount of $0.7 million recorded in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet and an asset in the amount of $0.4 million recorded in "Prepaid expenses and other current assets."  Derivatives associated with these transaction risks resulted in foreign exchange gains of $5.0 million and $21.0 million for the three and nine months ended September 30, 2016, respectively, compared to foreign exchange gains of $13.4 million and foreign exchange losses of $12.6 million for the three and nine months ended September 30, 2015, respectively. These mark-to-market adjustments on the derivative contracts, offset by the effect of changes in currency exchange rates on transactions denominated in currencies other than the functional currency, resulted in net foreign exchange losses of $3.6 million and net foreign exchange gains $3.4 million for the three months ended September 30, 2016 and 2015, respectively, and net foreign exchange losses of $10.6 million and $2.9 million for the nine months ended September 30, 2016 and 2015, respectively. The net impacts related to these derivatives are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments resulted in a net cash inflow of $34.3 million for the nine months ended September 30, 2016 compared to a net cash outflow of $20.1 million for the nine months ended September 30, 2015 and are reported within "Net cash provided by operating activities" in the Unaudited Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — The Company had no foreign currency forward contracts designated as hedges of its net investment in a foreign subsidiary outstanding as of September 30, 2016 or December 31, 2015. A net cash inflow of $5.2 million for the nine months ended September 30, 2015 related to foreign currency forward contracts designated as hedges of the Company's net investment in a foreign subsidiary is reported within "Net cash used in investing activities" in the Unaudited Consolidated Statement of Cash Flows.

Embedded Derivative — In September 2016, the Company invested $25 million in a Ctrip convertible note (see Note 4). The Company determined that the conversion option for this note met the definition of an embedded derivative. At

September 30, 2016, the embedded derivative had an estimated fair value of $3.1 million and is reported in the balance sheet with its host contract in "Long-term investments." The embedded derivative is bifurcated for measurement purposes only and the mark-to-market for the three and nine months ended September 30, 2016 were insignificant.

6.                                      INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life
Supply and distribution agreements	$822,559	$(267,855)	$554,704	$824,932	$(227,994)	$596,938	10 - 20 years	16 years

Technology	113,278	(76,662)	36,616	112,639	(61,404)	51,235	1 - 5 years	5 years

Patents	1,623	(1,589)	34	1,623	(1,562)	61	15 years	15 years

Internet domain names	42,024	(25,401)	16,623	40,352	(20,954)	19,398	2 - 20 years	8 years

Trade names	1,669,250	(242,399)	1,426,851	1,671,356	(183,101)	1,488,255	4 - 20 years	20 years

Non-compete agreements	21,900	(16,515)	5,385	22,847	(11,201)	11,646	3 - 4 years	3 years

Other	—	—	—	135	(135)	—
Total intangible assets	$2,670,634	$(630,421)	$2,040,213	$2,673,884	$(506,351)	$2,167,533

Intangible assets with determinable lives are amortized on a straight-line basis.  Intangible asset amortization expense was approximately $42.0 million and $127.4 million for the three and nine months ended September 30, 2016, respectively, and $42.2 million and $128.2 million for the three and nine months ended September 30, 2015, respectively.

The amortization expense for intangible assets for the remainder of 2016, the annual expense for the next five years, and the expense thereafter is expected to be as follows (in thousands):

2016	$41,964
2017	160,768
2018	142,125
2019	131,788
2020	124,689
2021	119,710
Thereafter	1,319,169
$2,040,213

The change in goodwill for the nine months ended September 30, 2016 consists of the following (in thousands):

Balance at December 31, 2015	$3,375,000
Impairment	(940,700)
Currency translation adjustments	(17,962)
Balance at September 30, 2016	$2,416,338

A substantial portion of the intangibles and goodwill relates to the acquisitions of OpenTable in July 2014 and KAYAK in May 2013.

As of September 30, 2016, the Company performed its annual goodwill impairment testing. Other than OpenTable, the fair values of the Company’s reporting units substantially exceeded their respective carrying values. For OpenTable, the Company recognized a non-cash impairment charge for goodwill of $940.7 million, which is not tax deductible, resulting in an adjusted carrying value of OpenTable goodwill of $580.1 million as of September 30, 2016. The goodwill impairment charge was included in operating expenses in the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2016. OpenTable’s estimated fair value was determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approaches (EBITDA multiples of comparable publicly-traded companies and precedent transactions). Also, the Company tested the recoverability of OpenTable’s other long-lived assets and concluded there was no impairment as of September 30, 2016.

The goodwill impairment is primarily the result of a change in OpenTable’s business strategy that occurred during the third quarter 2016. OpenTable’s post-acquisition strategy was premised on significant and rapid investment in international expansion and various other growth initiatives, resulting in near-term reduced earnings and profit margins but with the goal of achieving significantly increased revenues and profitability in the long term. This strategy has resulted in limited progress to date. As a result, while OpenTable intends to continue to pursue and invest in international expansion and its other growth initiatives, it intends to do so in a more measured and deliberate manner. This change in strategy resulted in OpenTable updating its forecasted financial results to reflect (a) a material reduction in forecasted long-term financial results from these initiatives, partially offset by (b) improved earnings and profit margins in the near term as a result of the reduced investments. Based on the updated forecast, the Company has estimated a significant reduction in the fair value of the OpenTable business and recorded the goodwill impairment discussed above.

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

The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes, which could include acquisitions or share repurchases. The Company paid $4.0 million in debt issuance costs related to the facility during the nine months ended September 30, 2015. As of September 30, 2016 and December 31, 2015, there were no borrowings outstanding under the facility. As of September 30, 2016 and December 31, 2015, there were approximately $3.8 million and $2.5 million of letters of credit issued under the facility, respectively.

Outstanding Debt

Outstanding debt as of September 30, 2016 consisted of the following (in thousands):

September 30, 2016	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Short-term debt:
1.0% Convertible Senior Notes due March 2018	$1,000,000	$(39,016)	$960,984

Long-term debt:
0.35% Convertible Senior Notes due June 2020	1,000,000	(96,485)	903,515
0.9% Convertible Senior Notes due September 2021	1,000,000	(109,818)	890,182
2.15% (€750 Million) Senior Notes due November 2022	842,850	(5,699)	837,151
2.375% (€1 Billion) Senior Notes due September 2024	1,123,800	(13,781)	1,110,019
3.65% Senior Notes due March 2025	500,000	(3,835)	496,165
3.6% Senior Notes due June 2026	1,000,000	(7,814)	992,186
1.8% (€1 Billion) Senior Notes due March 2027	1,123,800	(5,811)	1,117,989
Total long-term debt	$6,590,450	$(243,243)	$6,347,207

Outstanding debt as of December 31, 2015 consisted of the following (in thousands):

December 31, 2015	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Long-term debt:
1.0% Convertible Senior Notes due March 2018	$1,000,000	$(58,929)	$941,071
0.35% Convertible Senior Notes due June 2020	1,000,000	(114,898)	885,102
0.9% Convertible Senior Notes due September 2021	1,000,000	(125,258)	874,742
2.15% (€750 Million) Senior Notes due November 2022	815,217	(6,555)	808,662
2.375% (€1 Billion) Senior Notes due September 2024	1,086,957	(14,688)	1,072,269
3.65% Senior Notes due March 2025	500,000	(4,160)	495,840
1.8% (€1 Billion) Senior Notes due March 2027	1,086,957	(6,200)	1,080,757
Total long-term debt	$6,489,131	$(330,688)	$6,158,443

Based upon the closing price of the Company's common stock for the prescribed measurement periods during the three months ended September 30, 2016, the contingent conversion threshold on the 2018 Notes (as defined below) was exceeded. Therefore, the 2018 Notes are currently convertible at the option of the holders, and accordingly the Company reported the carrying value of the 2018 Notes as a current liability in the Unaudited Consolidated Balance Sheet as of September 30, 2016. Since these notes are convertible at the option of the holders and the principal amount is required to be paid in cash, the Company reclassified the unamortized debt discount for the 2018 Notes in the amount of $34.5 million before tax as of September 30, 2016 from additional paid-in-capital to convertible debt in the mezzanine section in the Company's Unaudited Consolidated Balance Sheet. The contingent conversion threshold on the 2018 Notes was not exceeded at December 31, 2015, therefore, the 2018 Notes were reported as non-current liabilities in the Unaudited Consolidated Balance Sheet. The determination of whether or not the 2018 Notes are convertible is performed on a quarterly basis. Consequently, the 2018 Notes may not be convertible in future quarters, and therefore, may again be classified as long-term debt if the contingent conversion threshold is not met in such quarters.

The contingent conversion thresholds on the 2020 Notes (as defined below) and the 2021 Notes (as defined below) were not exceeded at September 30, 2016 and December 31, 2015, and therefore these notes were reported as non-current liabilities in the Unaudited Consolidated Balance Sheets.

Fair Value of Debt

As of September 30, 2016 and December 31, 2015, the estimated fair value of all outstanding Senior Notes was approximately $8.8 billion and $7.0 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 5). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period.  A substantial portion of the fair value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the Convertible Senior Notes.

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

Debt discount after tax of $82.5 million ($142.9 million before tax) less financing costs associated with the equity component of convertible debt of $1.6 million after tax was recorded in additional paid-in capital related to the 2021 Notes at December 31, 2014. Debt discount after tax of $92.4 million ($154.3 million before tax) less financing costs associated with the equity component of convertible debt of $0.1 million after tax was recorded in additional paid-in capital related to the 2020 Notes at June 30, 2013. Debt discount after tax of $80.9 million ($135.2 million before tax) less financing costs associated with the equity component of convertible debt of $2.8 million after tax was recorded in additional paid-in capital related to the 2018 Notes at March 31, 2012.

For the three months ended September 30, 2016 and 2015, the Company recognized interest expense of $23.7 million and $23.1 million, respectively, related to convertible notes.  Interest expense related to convertible notes for the three months ended September 30, 2016 and 2015 was comprised of $5.6 million for the contractual coupon interest for each period, $16.9 million and $16.4 million, respectively, related to the amortization of debt discount, and $1.2 million and $1.1 million, respectively, related to the amortization of debt issuance costs.  For the three months ended September 30, 2016 and 2015, included in the amortization of debt discount mentioned above was $0.7 million of original issuance discount for each period related to the 2020 Notes. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt. The weighted-average effective interest rate related to convertible notes was 3.4% for both the three months ended September 30, 2016 and 2015.

For the nine months ended September 30, 2016 and 2015, the Company recognized interest expense of $70.6 million and $69.4 million, respectively, related to convertible notes.  Interest expense related to convertible notes for the nine months ended September 30, 2016 and 2015 was comprised of $16.8 million and $17.0 million, respectively, for the contractual coupon interest, $50.4 million and $49.1 million, respectively, related to the amortization of debt discount, and $3.4 million and $3.3 million, respectively, related to the amortization of debt issuance costs.  For the nine months ended September 30, 2016 and 2015, included in the amortization of debt discount mentioned above was $2.1 million and $2.0 million, respectively, of original issuance discount related to the 2020 Notes. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt. The weighted-average effective interest rate was 3.4% for both the nine months ended September 30, 2016 and 2015.

Other Long-term Debt

In May 2016, the Company issued Senior Notes due June 1, 2026, with an interest rate of 3.6% (the "2026 Notes") for an aggregate principal amount of $1.0 billion. The 2026 Notes were issued with an initial discount of $1.9 million. In addition, the Company paid $6.2 million in debt issuance costs during the nine months ended September 30, 2016. Interest on the 2026 Notes is payable semi-annually on June 1 and December 1, beginning December 1, 2016.

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

In March 2015, the Company issued Senior Notes due March 15, 2025, with an interest rate of 3.65% (the "2025 Notes") for an aggregate principal amount of $500 million. The 2025 Notes were issued with an initial discount of $1.3 million. In addition, the Company paid $3.2 million in debt issuance costs during the year ended December 31, 2015. Interest on the 2025 Notes is payable semi-annually on March 15 and September 15.

In March 2015, the Company issued Senior Notes due March 3, 2027, with an interest rate of 1.8% (the "2027 Notes") for an aggregate principal amount of 1.0 billion Euros. The 2027 Notes were issued with an initial discount of 0.3 million Euros. In addition, the Company paid $6.3 million in debt issuance costs during the year ended December 31, 2015. Interest on the 2027 Notes is payable annually on March 3. Subject to certain limited exceptions, all payments of interest and principal for the 2027 Notes will be made in Euros.

In September 2014, the Company issued Senior Notes due September 23, 2024, with an interest rate of 2.375% (the "2024 Notes") for an aggregate principal amount of 1.0 billion Euros. The 2024 Notes were issued with an initial discount of 9.4 million Euros. In addition, the Company paid $6.5 million in debt issuance costs during the year ended December 31, 2014. Interest on the 2024 Notes is payable annually on September 23. Subject to certain limited exceptions, all payments of interest and principal for the 2024 Notes will be made in Euros.

The aggregate principal value of the 2022 Notes, 2024 Notes and 2027 Notes and accrued interest thereon are designated as a hedge of the Company's net investment in certain Euro functional currency subsidiaries. The foreign currency transaction gains or losses on these liabilities are measured based upon changes in spot rates and are recorded in "Accumulated other comprehensive income" in the Unaudited Consolidated Balance Sheets. The Euro-denominated net assets of these subsidiaries are translated into U.S. Dollars at each balance sheet date, with effects of foreign currency changes also reported in "Accumulated other comprehensive income" in the Unaudited Consolidated Balance Sheets. Since the notional amount of the recorded Euro-denominated debt and related interest are not greater than the notional amount of the Company's net investment, the Company does not expect to incur any ineffectiveness on this hedge.

Debt discount is amortized using the effective interest rate method over the period from the origination date through the stated maturity date.  The Company estimated the effective interest rates at debt origination to be 3.62% for the 2026 Notes, 2.20% for the 2022 Notes, 3.68% for the 2025 Notes, 1.80% for the 2027 Notes and 2.48% for the 2024 Notes.

For the three months ended September 30, 2016 and 2015, the Company recognized interest expense of $30.8 million and $16.8 million, respectively, related to other long-term debt which was comprised of $29.7 million and $16.2 million, respectively, for the contractual coupon interest, $0.4 million and $0.2 million, respectively, related to the amortization of debt discount and $0.7 million and $0.4 million, respectively, related to the amortization of debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt.

For the nine months ended September 30, 2016 and 2015, the Company recognized interest expense of $77.7 million and $43.0 million, respectively, related to other long-term debt which was comprised of $74.8 million and $41.3 million, respectively, for the contractual coupon interest, $1.1 million and $0.7 million, respectively, related to the amortization of debt discount and $1.8 million and $1.0 million, respectively, related to the amortization of debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt.

In March 2016, the Company received a ten-year loan from the State of Connecticut in the amount of $2.5 million with an interest rate of 1% in connection with the construction of office space in Connecticut.  As of September 30, 2016, the loan is reported in "Other long-term liabilities" in the Unaudited Consolidated Balance Sheet. The loan will be forgiven if certain employment and salary conditions are met.

8.                                      TREASURY STOCK

In the first quarter of 2016, the Company's Board of Directors authorized a program to repurchase up to $3.0 billion of the Company's common stock. As of September 30, 2016, the Company had a remaining authorization of $2.4 billion to purchase its common stock.

In the nine months ended September 30, 2016, the Company repurchased 459,694 shares of its common stock in the open market for an aggregate cost of $598.0 million. The Company may make additional repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined at the Company's discretion.

The Board of Directors has given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  The Company repurchased 122,134 shares and 62,463 shares at aggregate costs of $159.5 million and $77.4 million in the nine months ended September 30, 2016 and 2015, respectively, to satisfy employee withholding taxes related to stock-based compensation.

As of September 30, 2016, there were 13,009,773 shares of the Company's common stock held in treasury.

9.                                      INCOME TAXES

Income tax expense consists of U.S. and international income taxes, determined using an estimate of the Company's annual effective tax rate, which is based upon the applicable tax rates and tax laws of the countries in which the income is generated.  A deferred tax liability is recognized for all taxable temporary differences, and a deferred tax asset is recognized for all deductible temporary differences and operating loss and tax credit carryforwards.  A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, tax planning strategies, the carryforward periods available for tax reporting purposes, and other relevant factors.

The Company’s effective tax rate for the three and nine months ended September 30, 2016 was 36.6% and 25.1%, respectively, compared to 17.8% and 18.5% for the three and nine months ended September 30, 2015, respectively. The 2016 effective tax rate differs from the U.S. federal statutory tax rate of 35%, due to the non-deductible impairment charge for goodwill of $940.7 million related to OpenTable recognized in the third quarter of 2016 (see Note 6), the impairment of the Company's cost-method investment in Hotel Urbano recognized in the first half of 2016 (see Note 4) and U.S. state income taxes, offset by lower international tax rates. The 2015 effective tax rate differed from the U.S. federal statutory rate as a result of lower international tax rates, partially offset by U.S. state income taxes.

The non-deductible impairment charges referred to above have caused the effective tax rate to be higher for the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015. This increase has been partially offset by the favorable impact of an increased proportion of the Company’s income being taxed at lower international tax rates due to the growth of the Company’s international businesses. In addition, the increase for the nine months ended September 30, 2016, was also partially offset by tax benefits recorded in the second quarter of 2016 arising from U.S. state tax law changes resulting in a net decrease to deferred tax liabilities, mostly associated with acquired intangible assets.

During the three and nine months ended September 30, 2016 and 2015, a substantial majority of the Company's income was generated in the Netherlands. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings during the three and nine months ended September 30, 2016 and 2015 qualifies for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those periods.

The Company has significant deferred tax assets including U.S. net operating loss carryforwards ("NOLs"). At December 31, 2015, the Company had approximately $847.9 million of available NOLs for U.S. federal income tax purposes, comprised of $25.6 million of NOLs generated from operating losses and approximately $822.3 million of NOLs generated from equity-related transactions, including equity-based compensation and stock warrants. The majority of these NOLs expire from December 31, 2019 to December 31, 2021. At December 31, 2015, the Company had approximately $620.9 million of U.S. state NOLs that expire mainly between December 31, 2020 and December 31, 2034. The utilization of these NOLs is dependent upon the Company's ability to generate sufficient future taxable income in the United States. Until the U.S. NOLs are utilized or expire, most of the Company’s U.S. income will not be subject to a cash tax liability, other than U.S. federal alternative minimum tax and state income taxes. However, the Company expects to pay foreign taxes on its international income except in countries where the Company has NOLs to offset taxable income.

It is the practice and intention of the Company to indefinitely reinvest the earnings of its international subsidiaries outside of the United States. As a result, at September 30, 2016, no provision had been made for U.S. taxes on cumulative undistributed international earnings.  If that intention changes and the Company decides to repatriate undistributed international earnings to the United States, whether due to cash needs in the United States or otherwise, the Company would incur related U.S. income tax expense, but would only make income tax payments when it repatriates the earnings. At December 31, 2015, international earnings intended to be indefinitely reinvested amounted to approximately $9.9 billion.  It is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not indefinitely reinvested.

10.                                      ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below provides the balances for each classification of accumulated other comprehensive income as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Foreign currency translation adjustments, net of tax (1)	$(176,637)	$(217,263)
Net unrealized gain on marketable securities, net of tax (2)	498,983	462,115
Accumulated other comprehensive income	$322,346	$244,852

(1) Foreign currency translation adjustments, net of tax, include net losses from fair value adjustments of $34.8 million after tax ($52.6 million before tax) associated with derivatives designated as net investment hedges at both September 30, 2016 and December 31, 2015 (see Note 5).

Foreign currency translation adjustments, net of tax, include foreign currency transaction gains of $72.5 million after tax ($119.2 million before tax) and $126.8 million after tax ($220.5 million before tax) associated with the Company's 2022 Notes, 2024 Notes and 2027 Notes at September 30, 2016 and December 31, 2015, respectively. The 2022 Notes, 2024 Notes and 2027 Notes are Euro-denominated debt and are designated as hedges of certain of the Company's Euro-denominated net assets (see Note 7).

The remaining balance in foreign currency translation adjustments excludes income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States.

(2) The unrealized gains before tax at September 30, 2016 were $529.8 million, of which unrealized gains of $406.4 million were exempt from tax in the Netherlands and unrealized gains of $123.4 million were taxable. The unrealized gains before tax at December 31, 2015 were $456.1 million, of which unrealized gains of $481.3 million were exempt from tax in the Netherlands and unrealized losses of $25.2 million were taxable.

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

A working group of 10 European NCAs (France, Germany, Belgium, Hungary, Ireland, Italy, the Netherlands, Czech Republic, the United Kingdom and Sweden) has been established by the European Commission to monitor the effects of the narrow price parity clause in Europe. The working group has issued questionnaires to online travel agencies, including Booking.com and Expedia, meta-search sites and hotels about the narrow price parity clause, and is expected to report its results by the end of the year. Separately, the French NCA is conducting a review of the effect of the narrow price parity clause, and is expected to report on its findings in early 2017.

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

In August 2015, French legislation known as the "Macron Law" became effective. Among other things, the Macron Law makes price parity agreements illegal, including the "narrow" price parity agreements agreed to by the French NCA in April 2015. Legislation prohibiting "narrow" price parity agreements was approved by the Italian Senate in June 2016 and is expected to be passed by the Italian Parliament during 2016. Similar legislation has been approved by the Austrian parliamentary committee and is expected to be passed by the Austrian parliament during 2016. A motion to prohibit the narrow price parity clause has also been proposed in Switzerland. It is not yet clear how the Macron Law, the Italian law, the Austrian legislation or the proposed Swiss legislation may affect the Company's business in the long term in France, Italy, Austria and Switzerland, respectively.

Competition-related investigations, legislation or issues could also give rise to private litigation. For example, Booking.com is involved in private litigation in Sweden related to its "narrow" price parity provisions. We are unable to predict how this litigation will be resolved, or whether it will impact Booking.com's business in Sweden.

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

On August 5, 2016, the tax appeal court of the state of Hawaii ruled that online travel companies, including the Company, owe General Excise Tax (GET) on the gross amounts collected from consumers on rental car reservations.  The tax appeal court rejected the online travel companies’ arguments that GET applies only to amounts retained by online travel companies and does not include amounts paid to rental car company suppliers.  The online travel companies argued that GET should not apply to gross amounts charged to consumers for rental car reservations pursuant to the 2015 decision of the Hawaii Supreme Court in Travelocity.com, L.P., et al. v. Director of Taxation that GET applies to amounts retained by online travel companies for hotel reservations and not for gross amounts charged to consumers.  The Company intends to appeal the tax appeal court decision to the Hawaii appellate courts.  The Company must pay the amount of the judgment, which has not yet been entered and which we believe will be immaterial to our financial condition, results of operations and cash flows, in order to appeal the decision.

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

As a result of the travel transaction tax litigation generally and other attempts by U.S. jurisdictions to levy similar taxes, the Company has established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $27 million as of September 30, 2016 and December 31, 2015. The Company's legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

Patent Infringement

On February 9, 2015, International Business Machines Corporation ("IBM") filed a complaint in the U.S. District Court for the District of Delaware against The Priceline Group Inc. and its subsidiaries KAYAK Software Corporation, OpenTable, Inc. and priceline.com LLC (the "Subject Companies"). In the complaint, IBM alleges that the Subject Companies have infringed and continue to willfully infringe certain IBM patents that IBM claims relate to the presentation of applications and advertising in an interactive service, preserving state information in online transactions and single sign-on processes in a computing environment and seeks unspecified damages (including a request that the amount of compensatory damages be trebled), injunctive relief and costs and reasonable attorneys’ fees. The Subject Companies believe the claims to be without merit and are contesting them. The Subject Companies asked the court to dismiss the case due to lack of patentable subject matter in the asserted patents, and on March 30, 2016 that motion was denied without prejudice to refiling later in the case. Concurrently with the litigation, the Subject Companies filed four Inter Partes Review ("IRP") petitions and four Covered

Business Method petitions for the patents-in-suit with the U.S. Patent and Trademark Office (the "PTAB"). The PTAB denied one of the IPR petitions and granted one of the IPR petitions, and the Subject Companies are awaiting decisions from the PTAB on the other filings.

French and Italian Tax Matters

French tax authorities recently concluded an audit of Booking.com that started in 2013 of the years 2003 through 2012. They are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income taxes and value-added taxes. In December 2015, the French tax authorities issued Booking.com assessments for approximately 356 million Euros, the majority of which would represent penalties and interest. The Company believes that Booking.com has been, and continues to be, in compliance with French tax law, and the Company intends to contest the assessments. If the Company is unable to resolve the matter with the French authorities, it would expect to challenge the assessments in the French courts. In order to contest the assessments in court, the Company may be required to pay, upfront, the full amount or a significant part of any such assessments, though any such payment would not constitute an admission by it that it owes the taxes. French authorities may decide to also audit subsequent tax years, which could result in additional assessments.

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

Contingent Consideration for Business Acquisition

As of September 30, 2016 and December 31, 2015, the Company's Unaudited Consolidated Balance Sheets include a long-term liability of approximately $9 million for estimated contingent consideration for a business acquisition. The contingent liability is based upon a probability-weighted average of payments for specific performance outcomes from the acquisition date through the performance period, which ends at March 31, 2019. The range of undiscounted outcomes for the contingent consideration is $0 to $90 million.

Building Construction

In September 2016, the Company signed a turnkey agreement to construct an office building in Amsterdam, Netherlands, which will be the future headquarters of the Booking.com business. The turnkey agreement provides for payments by Booking.com of approximately 270 million Euros and consists of two components, land use rights and the building to be constructed. Upon signing this agreement, Booking.com paid approximately 48 million Euros to the developer, which included approximately 43 million Euros for the acquired land use rights and approximately 5 million Euros for the building construction. The land use rights are included in “Other assets” and the building construction-in-progress is included in “Property and equipment, net” in the Unaudited Consolidated Balance Sheet at September 30, 2016, and both are reflected as investing activities in the Company's Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2016. The land use rights asset and required future lease payments to the Municipality in Amsterdam of approximately 60 million Euros will be recognized as rent expense on a straight-line basis over the remaining 49-year term of the lease and will be recorded in general and administrative expense in the statements of operations. In 2017, Booking.com expects to pay approximately 34 million Euros related to the building construction, with the remainder of payments being paid periodically beginning in 2018 until the expected completion of the building in late 2020. The Company utilized its international cash for the September 2016 payment and expects all future payments to be made from its international cash.

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

Overview

We help people experience the world by providing consumers, travel service providers and restaurants with leading travel and restaurant reservation and related services. Through our online travel companies ("OTCs"), we connect consumers wishing to make travel reservations with providers of travel services around the world. We are the leader in the worldwide online accommodation reservation market based on room nights booked. We offer consumers a broad array of accommodation reservations (including hotels, bed and breakfasts, hostels, apartments, vacation rentals and other properties) through our Booking.com, priceline.com and agoda.com brands. Our priceline.com brand also offers consumers reservations for rental cars, airline tickets, vacation packages and cruises. We offer rental car reservations worldwide through Rentalcars.com. We also allow consumers to easily compare travel reservation information, such as airline ticket, hotel reservation and rental car reservation information, from hundreds of travel websites at once through KAYAK. We provide restaurants with reservation management services and consumers with the ability to make restaurant reservations at participating restaurants through OpenTable, a leading provider of online restaurant reservations. We refer to our company and all of our subsidiaries and brands, including Booking.com, priceline.com, KAYAK, agoda.com, Rentalcars.com, OpenTable and various smaller brands, collectively as "The Priceline Group," the "Company," "we," "our" or "us."

We launched our business in the United States in 1998 under the priceline.com brand and have since expanded our operations to include five other primary, independently operated brands: Booking.com, KAYAK, agoda.com, Rentalcars.com and OpenTable.  Our principal goal is to help people experience the world by serving both consumers and our travel service provider and restaurant partners with worldwide leadership in online reservation and related services.  Our business is driven primarily by international results, which consist of the results of Booking.com, agoda.com and Rentalcars.com and the international businesses of KAYAK and OpenTable (in each case regardless of where the consumer resides, where the consumer is physically located while using our services or the location of the travel service provider or restaurant). During the year ended December 31, 2015, our international business (the substantial majority of which is generated by Booking.com) represented approximately 86% of our consolidated gross profit. A significant majority of our gross profit is earned in connection with facilitating accommodation reservations.

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

Trends

Over the last several years we have experienced strong growth in our accommodation reservation services. We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the widespread adoption of mobile devices, the high growth of travel overall in emerging markets such as Asia-Pacific and South America, and the continued innovation and execution by our teams around the world to build accommodation supply, content and distribution and to improve the consumer experience on our websites and mobile apps. These year-over-year growth rates have generally decelerated in recent years. For example, for the year ended December 31, 2015, our accommodation room night reservation growth was 25%, a deceleration from 28% in 2014, 37% in 2013, and 40% in 2012. Given the size of our accommodation reservation business, we expect that our year-over-year growth rates will generally continue to decelerate, though the rate of deceleration may fluctuate and there may be periods of acceleration from time to time.

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

Our growth has primarily been generated by our worldwide accommodation reservation service brand, Booking.com, which is our most significant brand, and has been due, in part, to the availability of a large and growing number of directly bookable properties through Booking.com. Booking.com included over 1,042,000 properties on its website as of September 30, 2016, which included over 517,000 vacation rental properties (updated property counts are available on the Booking.com website), and compares to over 807,000 properties (including over 373,000 vacation rental properties) as of September 30, 2015. We believe that continuing to expand the number and variety of accommodations available through our services, in particular Booking.com, will help us to continue to grow our accommodation reservation business. As part of our strategy to increase the number and variety of accommodations available on Booking.com, Booking.com is increasingly processing transactions on a merchant basis where it facilitates payments on behalf of customers. This allows Booking.com to process transactions for properties that do not accept credit cards and to increase its ability to offer flexible transaction terms to customers, such as the form and timing of payment. Although we will incur additional credit card processing costs related to these transactions, which are recorded as sales and marketing expenses in our statement of operations and which will negatively impact our operating margins, we believe that adding these types of properties and service offerings will benefit our customers and our gross bookings, room night and earnings growth rates.

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
On June 23, 2016, the United Kingdom held a referendum in which British citizens approved an exit from the European Union, commonly referred to as "Brexit." Since the referendum, global markets and foreign exchange rates have experienced increased volatility, including a sharp decline in the value of the British Pound Sterling as compared to the U.S. Dollar. To leave the European Union, the United Kingdom must provide official notice of its decision to leave and negotiate the terms of its exit, which could take two years or more. Further, on November 3, 2016, the United Kingdom's High Court decided that the U.K. Government could not provide official notice to leave the European Union without Parliament's approval, a decision the U.K. Government has indicated it intends to appeal. While the ruling is not expected to stop Brexit from occurring, it could affect the terms, nature and timetable of the exit. Upon leaving the European Union, among other things, the United Kingdom could lose access to the single European Union market and travel between the United Kingdom and European Union countries could be restricted. We could face new regulatory costs and challenges if U.K. regulations and policies diverge from those of the European Union. Since the timing and terms of the United Kingdom's exit from the European Union are unknown, we are unable to predict the effect Brexit will have on our business and results of operations. The United Kingdom's decision to leave the European Union could result in other member countries also determining to leave, which could lead to added economic and political uncertainty and further devaluation or eventual abandonment of the Euro common currency, any of which could have a negative impact on travel and therefore our business and results of operations.
These and other macro-economic uncertainties, such as sovereign default risk becoming more widespread, declining oil prices and geopolitical tensions, have led to significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling and other currencies. In March 2015, the European Central Bank, in an effort to stimulate the European economy, launched a quantitative easing program to purchase public debt and, in March 2016, announced an expansion of the program and other stimulus measures.
As noted earlier, our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. Throughout 2015, the U.S. Dollar strengthened significantly year-over-year relative to substantially all currencies in which we transact, most notably the Euro, Brazilian Real, British Pound Sterling, Russian Ruble and Australian Dollar. In the first three quarters of 2016, the U.S. Dollar continued to be stronger year-over-year relative to the British Pound Sterling, Russian Ruble, Brazilian Real and many other major currencies in which we transact. Since the "Brexit" referendum in the United Kingdom in June 2016, the U.S. Dollar has strengthened significantly against the British Pound Sterling, and whether or when the British Pound Sterling will recover is unknown. As a result of these currency exchange rate changes, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars, although to a much lesser extent in the first three quarters of 2016 than in the first three quarters of 2015. For example, gross profit from our international operations grew 24.6% and 22.1% for the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015, but, without the negative impact of changes in currency exchange rates, grew year-over-year on a constant-currency basis by approximately 26% and 25%, respectively. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins are not significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated 2022 Notes, 2024 Notes and 2027 Notes, and accrued interest thereon, provide a natural hedge of the net assets of certain of our Euro functional currency subsidiaries.
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
Significant fluctuations in currency exchange rates, stock markets and oil prices can also impact consumer travel behavior. Consumers traveling from a country whose currency has weakened against other currencies may book lower ADR accommodations, choose to shorten or cancel their international travel plans or choose to travel domestically rather than internationally, any of which could adversely affect our gross bookings, revenues and results of operations, in particular when expressed in U.S. Dollars. For example, the significant weakening of the British Pound Sterling following the Brexit vote in 2016 made it more expensive for British citizens to travel to the United States and many other non-Pound-denominated destinations. In addition, although lower oil prices may lead to increased travel activity as consumers have more discretionary funds and airline fares decrease, recent declines in oil prices and stock market volatility may be indicative of broader macro-economic weakness, which in turn could negatively affect the travel industry and our business.

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

Widespread adoption of mobile devices, such as the iPhone, Android-enabled smart phones and tablets such as the iPad, coupled with the web browsing functionality and development of thousands of "apps" available on these devices, is driving substantial online traffic and commerce to mobile platforms.  We have experienced a significant shift of business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile apps for travel products and other mobile functionality, including proprietary last-minute discounts for accommodation reservations.  Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes.  The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. Further, given the device sizes and technical limitations of tablets and smart phones, mobile consumers may not be willing to download multiple apps from multiple companies providing a similar service and instead prefer to use one or a limited number of apps for their mobile travel and restaurant research and reservation activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important. Our mobile offerings have received generally strong reviews and are driving a material and increasing share of our business. We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile offerings are not used by consumers, we could lose market share to existing competitors or new entrants and our business, future growth and results of operations could be adversely affected.

In addition, we have observed an increase in promotional pricing to closed user groups (such as loyalty program participants or consumers with registered accounts), including through mobile apps. For example, Marriott International, Hilton, Hyatt Hotels, InterContinental Hotel Group and Choice Hotels International have launched additional initiatives to encourage consumers to book accommodations directly through their websites, with increased discounting and incentives. If we are not as effective as our competitors in offering discounted prices to closed user groups or if we are unable to entice members of our competitors' closed user groups to use our services, our ability to grow and compete could be harmed. If we need to fund discounts out of our gross profit, our profitability could be adversely affected. Further, growth in discounted closed user group retail prices for hotel rooms lessens the price difference for members of closed user groups between a retail hotel reservation and an opaque hotel reservation, which we believe has led to fewer consumers using our opaque hotel reservation services. In addition, hotels typically make available only a limited number of hotel rooms for opaque services like those of our priceline.com business, especially during periods of high occupancy. Recent high hotel occupancy levels in the United States, which have had an adverse impact on our access to hotel rooms for our opaque hotel reservation services, and, we believe, the increased use by consumers of discounted closed user group retail prices for hotel rooms have negatively affected our opaque hotel reservation gross profit.

In addition to providing retail travel reservation services, our priceline.com brand is a leading provider of discounted opaque travel reservation services in the United States through its Name Your Own Price® and Express Deals® offerings. These discounted services are referred to as "opaque" because certain elements of the reservation, including the name of the travel service provider, are not made known to the traveler until after the reservation is made. Priceline.com's Name Your Own Price® reservation services also do not disclose the price to be paid and are based on consumer price-based bidding for the reservation. Name Your Own Price® reservation services have been declining for some time due to a variety of factors, including competition, complexity and difficulty of use, travel restrictions often required by the travel service provider, difficulty in offering these services on mobile devices and limited availability of travel reservations from travel service providers, particularly during periods of high consumer demand. As a result of these and other factors, in 2012 priceline.com created Express Deals®, a travel reservation service where the price is disclosed, but the name of the travel service provider is not made known to the consumer until after the reservation is made. Since then, priceline.com has increasingly de-emphasized its Name Your Own Price® services. For example, on September 1, 2016, priceline.com ceased offering its Name Your Own Price® airline ticket service altogether, and has also recently ceased offering its Name Your Own Price® rental car reservation service on its mobile website. Express Deals® services have generally been growing while Name Your Own Price® services have been declining.

We have established widely used and recognized e-commerce brands through aggressive marketing and promotional campaigns. Our performance and brand advertising expenses have both increased significantly in recent years, a trend we expect to continue. For the nine months ended September 30, 2016, our total performance advertising expense was approximately $2.7 billion, primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our websites. We also invested approximately $255 million in brand advertising during that period, primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook) and online display advertising. We have observed increased brand advertising by OTCs, meta-search services and travel service providers, particularly in North America and Europe, which may make our brand advertising efforts more expensive and less effective.

Performance advertising efficiency, expressed as performance advertising expense as a percentage of gross profit, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs-per-click and reduce our performance advertising efficiency. We have also experienced increasing cancellation rates, which negatively affects our advertising efficiency and results of operations. Changes by Google in how it presents travel search results or the manner in which it conducts the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites. We have observed a long-term trend of decreasing performance advertising returns on investment ("ROIs"), a trend we expect to continue, though the rate of decrease may fluctuate and there may be periods of stable or increasing ROIs from time to time. See Part II Item 1A Risk Factors - "We rely on performance advertising channels to generate a significant amount of traffic to our websites and enhance our brand awareness." and "Our business could be negatively affected by changes in Internet search engine algorithms and dynamics or traffic-generating arrangements."

The national competition authorities ("NCAs") of many governments have conducted or are conducting investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. For example, various European NCAs opened investigations primarily related to Booking.com's contractual price parity arrangements with accommodation providers in those jurisdictions. It is uncertain how these issues will finally be resolved. For example, the French, Italian and Swedish NCAs accepted commitments offered by Booking.com to resolve and close their investigations and Booking.com voluntarily implemented these commitments throughout the European Economic Area and Switzerland on July 1, 2015, which resolved the concerns of various other countries. However, in August 2015, France adopted legislation known as the "Macron Law" making price parity agreements illegal, including those that had been approved by the French NCA, and similar legislation is expected to be enacted in Italy. For more information on these investigations and their potential effects on our business, see Note 11 to our Unaudited Consolidated Financial Statements and Part II Item 1A Risk Factors - "As the size of our business grows, we may become increasingly subject to the scrutiny of anti-trust and competition regulators." To the extent that regulatory authorities impose fines or require changes to our business practices or to those currently common to the industry or legislation is enacted with a similar effect, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding any such investigations could adversely affect our brand and therefore our market share and results of operations.

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

Other Factors

We believe that our future success depends in large part on our ability to continue to profitably grow our brands worldwide, and, over time, to offer other travel and travel-related services and further expand into other international markets. Factors beyond our control, such as worldwide recession, oil prices, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Zika, Influenza H1N1, avian bird flu, SARS and MERS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities or travel-related accidents, can disrupt travel or otherwise result in declines in travel demand. Because these events or concerns are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our business and results of operations. For example, our business and operations were negatively impacted by the terror attacks in Paris in November 2015, Brussels in March 2016, Orlando in June 2016 and Istanbul and Nice in July 2016; the coup attempt in Turkey in July 2016; Hurricane Sandy, which disrupted travel in the northeastern United States in late 2012; a major earthquake, tsunami and nuclear emergency in Japan in 2011; severe flooding in Thailand in October 2011; and disruptive civil unrest in Thailand in 2014. In addition, MERS had an adverse impact on our business in northeast Asia in 2015. Also, in 2015 regional hostilities in the Middle East spurred an unprecedented flow of migrants from that region to Europe. As countries respond to the European migrant crisis, travel between countries in the European Union and to and from the region could be subject to increased restrictions or the closing of borders, which could negatively impact travel to, from or within the European Union and adversely affect our business and results of operations. The recent death of King Bhumibol Adulyadej of Thailand, an important market for our business, particularly agoda.com, which has significant operations in Thailand, could lead to civil or political unrest or other effects in that country that could adversely affect travel to, from or within Thailand or adversely affect our operations located in Thailand, any of which could materially and adversely affect our results of operations.

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

Critical Accounting Policies and Estimates for Valuation of Goodwill, Long-Lived Assets and Intangibles

A substantial portion of our intangibles and goodwill relates to the acquisitions of OpenTable in July 2014 and KAYAK in May 2013.

As of September 30, 2016, we performed our annual goodwill impairment testing. Other than OpenTable, the fair values of our reporting units substantially exceeded their respective carrying values. For OpenTable, we recognized a non-cash impairment charge for goodwill of $940.7 million, which is not tax deductible, resulting in an adjusted carrying value of OpenTable goodwill of $580.1 million as of September 30, 2016. The goodwill impairment charge was included in operating expenses in the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2016. OpenTable’s estimated fair value was determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approaches (EBITDA multiples of comparable publicly-traded companies and precedent transactions). Also, we tested the recoverability of OpenTable’s other long-lived assets and concluded there was no impairment as of September 30, 2016.

The goodwill impairment is primarily the result of a change in OpenTable’s business strategy that occurred during the third quarter 2016. OpenTable’s post-acquisition strategy was premised on significant and rapid investment in international expansion and various other growth initiatives, resulting in near-term reduced earnings and profit margins but with the goal of achieving significantly increased revenues and profitability in the long term. This strategy has resulted in limited progress to date. As a result, while OpenTable intends to continue to pursue and invest in international expansion and its other growth initiatives, it intends to do so in a more measured and deliberate manner. This change in strategy resulted in OpenTable updating its forecasted financial results to reflect (a) a material reduction in forecasted long-term financial results from these initiatives, partially offset by (b) improved earnings and profit margins in the near term as a result of the reduced investments. Based on the updated forecast, we have estimated a significant reduction in the fair value of the OpenTable business and recorded the goodwill impairment discussed above.

Future events and changing market conditions may lead us to again re-evaluate the assumptions reflected in the updated forecast, including key assumptions regarding OpenTable's expected growth rates and operating margins and the success and timing of its international expansion and other growth initiatives, as well as other key assumptions with respect to matters outside of our control, such as discount rates, currency exchange rates, market EBITDA comparables, and changes in accounting policies or practices, including proposed changes affecting measurement of goodwill and/or impairment testing methodology. If OpenTable does not achieve the results currently expected, its investments, in particular its investments in its international expansion efforts and other growth initiatives, are not successful, or if any of the assumptions underlying our estimate of the value of the OpenTable business, including those mentioned above, prove to be incorrect, we may further refine our forecast for the OpenTable business and recognize an additional goodwill impairment, which could have a material adverse effect on our results of operations.

Results of Operations
Three and Nine Months Ended September 30, 2016 compared to the Three and Nine Months Ended September 30, 2015

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

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the three and nine months ended September 30, 2016 and 2015 were as follows (numbers may not total due to rounding):

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2016	2015	Change	2016	2015	Change
Agency	$15,757	$12,850	22.6%	$45,660	$37,625	21.4%
Merchant	2,703	1,928	40.2%	7,316	5,889	24.2%
Total	$18,460	$14,778	24.9%	$52,975	$43,513	21.7%

Gross bookings increased by 24.9% and 21.7% for the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015 (growth on a constant-currency basis was approximately 26% and 24%, respectively), principally due to growth of 29.4% and 28.1%, respectively, in accommodation room night reservations and growth of 12.5% and 10.4%, respectively, in rental car day reservations, partially offset by the impact of foreign exchange rate fluctuations, a decrease in accommodation ADRs (the decline on a constant-currency basis was less than 1%) and decreases in airfares and airline ticket reservations. We believe that unit growth rates and total gross bookings and gross profit growth on a constant-currency basis, each of which exclude the impact of foreign exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

Agency gross bookings are derived from travel-related transactions where we do not charge customers’ credit cards and where the prices of the travel services are determined by third parties. Agency gross bookings increased 22.6% and 21.4% for the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015, primarily due to growth in gross bookings from Booking.com agency retail accommodation room night reservations, as well as growth in gross bookings from agoda.com agency retail hotel reservations and agency retail rental car reservations for Rentalcars.com and priceline.com, partially offset by lower retail airfares and a decline in retail airline ticket reservations.

Merchant gross bookings are derived from services where we facilitate the charging of customers’ credit cards for the travel services provided. Merchant gross bookings increased 40.2% and 24.2% for the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015, primarily due to growth in gross bookings from the merchant accommodation reservation services for Booking.com and agoda.com and the merchant rental car reservation service for Rentalcars.com.

Accommodation room nights, rental car days and airline tickets reserved through our services for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2016	2015	Change	2016	2015	Change
Room Nights	149.6	115.6	29.4%	426.8	333.3	28.1%
Rental Car Days	18.0	16.0	12.5%	52.7	47.7	10.4%
Airline Tickets	1.9	2.0	(2.5)%	5.7	6.1	(5.5)%

Accommodation room night reservations increased by 29.4% and 28.1% for the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015, primarily due to strong execution by our brand teams to add accommodations to our websites, advertise our brands to consumers and provide a continuously improving experience for customers on our desktop and mobile platforms. Booking.com included over 1,042,000 properties on its website as of September 30, 2016, which included over 517,000 vacation rental properties (updated property counts are available on the Booking.com website), compared to over 807,000 properties (including over 373,000 vacation rental properties) as of September 30, 2015.

Rental car day reservations increased by 12.5% and 10.4% for the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015, due to an increase in rental car day reservations for Rentalcars.com, partially offset by a decrease in priceline.com's opaque rental car day reservations.

Airline ticket reservations decreased by 2.5% and 5.5% for the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015, due to a decline in priceline.com's retail airline ticket reservations, partially offset by an increase in priceline.com's opaque airline ticket reservations due to growth in Express Deals®. On September 1, 2016, priceline.com’s Name Your Own Price® airline ticket reservation offering was discontinued.

Revenues

We classify our revenue into three categories:

•
Agency revenues are derived from travel-related transactions where we do not charge the customers’ credit cards and where the prices of the travel services are determined by third parties. Agency revenues consist primarily of travel commissions, as well as GDS reservation booking fees and travel insurance fees, and are reported at the net amounts received, without any associated cost of revenue. Substantially all of the revenue for Booking.com is agency revenue comprised of travel commissions.

•
Merchant revenues are derived from services where we facilitate the charging of customers’ credit cards for the travel services provided. Merchant revenues include (1) transaction net revenues (i.e., to the extent applicable, the amount charged to a customer, less the amount charged to us by travel service providers) in connection with (a) the accommodation reservations provided through our merchant price-disclosed accommodation reservation services at agoda.com, Booking.com and priceline.com and (b) the reservations provided through our merchant rental car service at Rentalcars.com and priceline.com’s Express Deals® reservation services; (2) transaction revenues representing the price of Name Your Own Price® reservations charged to a customer (with a corresponding travel service provider cost recorded in cost of revenues); (3) ancillary fees, including damage excess waiver and travel insurance fees and GDS reservation booking fees related to certain of the services listed above; and (4) customer processing fees charged in connection with (a) priceline.com's opaque reservation services and (b) merchant retail accommodation reservation services at priceline.com and agoda.com.

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

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2016	2015	Change	2016	2015	Change
Agency Revenues	$2,892,449	$2,345,673	23.3%	$6,245,439	$5,127,174	21.8%
Merchant Revenues	620,290	596,503	4.0%	1,608,189	1,637,191	(1.8)%
Advertising and Other Revenues	177,813	160,725	10.6%	540,945	459,627	17.7%
Total Revenues	$3,690,552	$3,102,901	18.9%	$8,394,573	$7,223,992	16.2%

Agency Revenues

Agency revenues for the three and nine months ended September 30, 2016 increased 23.3% and 21.8%, respectively, compared to the three and nine months ended September 30, 2015 primarily as a result of growth in agency accommodation room night reservations at Booking.com.

Merchant Revenues

Merchant revenues increased 4.0% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to increases in our merchant price-disclosed accommodation reservation services, particularly at Booking.com, as well as our merchant price-disclosed rental car and airline ticket reservation services, partially offset by decreases in revenues from priceline.com's Name Your Own Price® reservation services. Merchant revenues decreased 1.8% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to decreases in revenues from priceline.com's Name Your Own Price® reservation services, partially offset by increases in our merchant price-disclosed accommodation reservation services, particularly at Booking.com, as well as our merchant price-disclosed rental car and airline ticket reservation services. On September 1, 2016, priceline.com’s Name Your Own Price® airline ticket reservation offering was discontinued. Our priceline.com Name Your Own Price® reservation services, which declined year-over-year, are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues. Our other merchant revenues, which in total grew year-over-year, are recorded in revenue "net" of travel service provider costs. As a result, changes in Name Your Own Price® reservation revenue disproportionately affect merchant revenues as compared to our other merchant revenues. We therefore believe that gross profit is an important measure of evaluating growth in our business.

Advertising and Other Revenues

Advertising and other revenues during the three and nine months ended September 30, 2016 consisted primarily of advertising revenues, restaurant reservation fees and subscription revenues for restaurant reservation management services. Advertising and other revenues for the three and nine months ended September 30, 2016 increased 10.6% and 17.7%, respectively, compared to the three and nine months ended September 30, 2015 primarily due to growth in our KAYAK business, reservation fees at OpenTable, advertising revenue at priceline.com and subscription revenue at OpenTable.

Cost of Revenues

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2016	2015	Change	2016	2015	Change
Cost of Revenues	$101,489	$155,619	(34.8)%	$356,242	$511,568	(30.4)%

For the three and nine months ended September 30, 2016, cost of revenues consisted primarily of: (1) the cost paid to travel service providers for priceline.com's Name Your Own Price® and vacation package reservation services, net of applicable taxes and charges; and (2) fees paid to third parties by KAYAK and priceline.com to return travel itinerary information for consumer search queries. Cost of revenues for the three and nine months ended September 30, 2016 decreased by 34.8% and 30.4%, respectively, compared to the three and nine months ended September 30, 2015 primarily due to a decrease in priceline.com's Name Your Own Price® reservation services. Cost of revenues for the three and nine months ended September 30, 2016 was positively impacted by a reduction of travel transaction taxes of $5.1 million recorded in the third quarter of 2016 related to a cash refund from the State of Hawaii based on a favorable ruling in the State of Hawaii in the first quarter of 2015. Cost of revenues for the three and nine months ended September 30, 2015 was positively impacted by a reduction of travel transaction taxes of $13.7 million (including estimated interest and penalties) recorded in the third quarter of 2015 principally related to a cash refund from the state of Hawaii based on the aforementioned favorable ruling. Cost of revenues for the nine months ended September 30, 2015 was also positively impacted by a reversal of previously accrued travel transaction taxes of $16.4 million (including estimated interest and penalties) recorded in the first quarter of 2015 based on the aforementioned favorable ruling.

Agency revenues have no cost of revenue. Agency revenues principally consist of travel commissions on accommodation reservations.

Gross Profit

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2016	2015	Change	2016	2015	Change
Gross Profit	$3,589,063	$2,947,282	21.8%	$8,038,331	$6,712,424	19.8%
Gross Margin	97.3%	95.0%		95.8%	92.9%

Total gross profit for the three and nine months ended September 30, 2016 increased by 21.8% and 19.8%, respectively, compared to the three and nine months ended September 30, 2015 (growth on a constant-currency basis was approximately 23% and 22%, respectively), primarily as a result of the increased revenue discussed above.  Total gross margin (gross profit as a percentage of total revenue) increased during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, because our revenues are disproportionately affected by priceline.com's Name Your Own Price® reservation services. Name Your Own Price® revenues are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues, and in the three and nine months ended September 30, 2016 these revenues represented a smaller percentage of total revenues than in the three and nine months ended September 30, 2015. Our price-disclosed reservation services, which are recorded in revenue "net" of travel service provider costs, have been growing and priceline.com's Name Your Own Price® reservation services have been declining. As a result, we believe that gross profit is an important measure for evaluating growth in our business.

Gross profit for the three and nine months ended September 30, 2016 was positively impacted by a reduction of travel transaction taxes of $5.1 million recorded in the third quarter of 2016 related to a cash refund from the State of Hawaii based on a favorable ruling in the State of Hawaii in the first quarter of 2015. Gross profit for the three and nine months ended September 30, 2015 was positively impacted by a reduction of travel transaction taxes of $13.7 million (including estimated interest and penalties) recorded in the third quarter of 2015 principally related to a cash refund from the State of Hawaii based on the aforementioned favorable ruling. Gross profit for the nine months ended September 30, 2015 was also positively impacted by a reversal of previously accrued travel transaction taxes of $16.4 million (including estimated interest and penalties) recorded in the first quarter of 2015 based on the aforementioned favorable ruling.

Gross profit as a percentage of gross bookings was 19.4% for the three months ended September 30, 2016, as compared to 19.9% for the three months ended September 30, 2015. The decrease is primarily due to the timing of booking versus travel resulting from the impact of accelerating gross bookings growth in the three months ended September 30, 2016 and an expanding booking window (a lengthening of the average time between the making of a travel reservation and the travel). Other smaller contributing factors to the variance are the level of accommodation participation in preferred placement and commission override programs, business mix and our discounted closed user group rates.

Our international operations accounted for approximately $3.3 billion and $7.1 billion of our gross profit for the three and nine months ended September 30, 2016, respectively, compared to $2.6 billion and $5.8 billion, respectively, for the three and nine months ended September 30, 2015. Gross profit attributable to our international operations increased by 24.6% and 22.1%, respectively (growth on a constant-currency basis was approximately 26% and 25%, respectively) for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. Gross profit attributable to our U.S. businesses decreased by 0.1% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and increased by 4.7% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to growth in gross profit for the U.S. businesses of KAYAK and OpenTable, offset by a decrease in gross profit for priceline.com resulting from the favorable travel transaction tax adjustments recorded in 2015.

Operating Expenses

Advertising

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2016	2015	Change	2016	2015	Change
Performance Advertising	$1,040,149	$784,729	32.5%	$2,740,821	$2,176,963	25.9%
% of Total Gross Profit	29.0%	26.6%		34.1%	32.4%
Brand Advertising	$72,792	$67,858	7.3%	$254,958	$219,543	16.1%
% of Total Gross Profit	2.0%	2.3%		3.2%	3.3%

Performance advertising expenses consist primarily of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) other performance-based advertisements. For the three and nine months ended September 30, 2016, performance advertising expenses increased over the three and nine months ended September 30, 2015, primarily to generate increased gross bookings. Performance advertising as a percentage of gross profit for the three months ended September 30, 2016 increased compared to the three months ended September 30, 2015 due to a year-over-year decline in advertising ROIs, growth of paid traffic channels, and timing of booking versus travel resulting from acceleration in gross bookings growth during the quarter. Performance advertising as a percentage of gross profit for the nine months ended September 30, 2016 increased compared to the nine months ended September 30, 2015 due to growth of paid traffic channels and a year-over-year decline in advertising ROIs.

Brand advertising expenses are primarily related to our Booking.com, KAYAK, priceline.com and agoda.com businesses and consist mainly of television advertising, online video advertising (including the airing of our television advertising online) and online display advertising. For the three and nine months ended September 30, 2016, brand advertising expenses increased compared to the three and nine months ended September 30, 2015, primarily due to increased online video and television advertising, including associated production costs, principally related to our Booking.com business, partially offset by lower television advertising at KAYAK and priceline.com.

We have changed the presentation of advertising expenses in the Unaudited Consolidated Statements of Operations (see Note 1 to the Unaudited Consolidated Financial Statements).

Sales and Marketing

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2016	2015	Change	2016	2015	Change
Sales and Marketing	$124,865	$93,069	34.2%	$322,710	$269,536	19.7%
% of Total Gross Profit	3.5%	3.2%		4.0%	4.0%

Sales and marketing expenses consist primarily of (1) credit card processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) provisions for credit card chargebacks associated with merchant transactions; (4) customer relations costs; (5) provisions for bad debt, primarily related to agency accommodation commission receivables; and (6) promotional and trade show costs. For the three and nine months ended September 30, 2016, sales and marketing expenses, which are substantially variable in nature, increased compared to the three and nine months ended September 30, 2015 due primarily to increased transaction volumes.

Personnel

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2016	2015	Change	2016	2015	Change
Personnel	$347,610	$305,329	13.8%	$988,615	$853,469	15.8%
% of Total Gross Profit	9.7%	10.4%		12.3%	12.7%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, stock-based compensation, payroll taxes, and employee health and other benefits. Personnel expenses increased during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 due primarily to increased headcount to support the growth of our businesses.

General and Administrative

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2016	2015	Change	2016	2015	Change
General and Administrative	$114,586	$109,706	4.4%	$340,273	$308,829	10.2%
% of Total Gross Profit	3.2%	3.7%		4.2%	4.6%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) personnel-related expenses such as travel, recruiting and training expenses; and (3) fees for outside professionals, including litigation expenses. General and administrative expenses increased during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, due primarily to higher fees for outside professionals, higher occupancy and office expenses related to the expansion of our international businesses, and higher personnel-related expenses related to increased headcount in all of our businesses. These increases were partially offset by $7.7 million of expense recognized in the third quarter of 2015 for a fair value adjustment to the contingent liability related to an acquisition.

Information Technology

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2016	2015	Change	2016	2015	Change
Information Technology	$36,389	$28,830	26.2%	$104,974	$81,347	29.0%
% of Total Gross Profit	1.0%	1.0%		1.3%	1.2%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) data communications and other expenses associated with operating our services; (3) outsourced data center costs; and (4) payments to outside consultants. Information technology expense increased during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, due primarily to growth in our worldwide operations.

Depreciation and Amortization

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2016	2015	Change	2016	2015	Change
Depreciation and Amortization	$78,745	$69,054	14.0%	$229,328	$201,730	13.7%
% of Total Gross Profit	2.2%	2.3%		2.9%	3.0%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation on computer equipment; (3) depreciation of internally developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. For the three and nine months ended September 30,

2016, depreciation and amortization expenses increased compared to the three and nine months ended September 30, 2015 primarily as a result of increased depreciation expenses due to capital expenditures for additional data center capacity and office build-outs to support growth and geographic expansion, as well as increased capitalized software development costs.

Impairment of Goodwill

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2016	2015	Change	2016	2015	Change
Impairment of Goodwill	$940,700	$—	100.0%	$940,700	$—	100.0%
% of Total Gross Profit	26.2%	—%		11.7%	—%

During the three and nine months ended September 30, 2016, we recognized a non-cash impairment charge for goodwill related to OpenTable, which is not tax deductible, of $940.7 million (see Note 6 to the Unaudited Consolidated Financial Statements and Critical Accounting Policies and Estimates included in this Management's Discussion and Analysis of Financial Condition and Results of Operations).

Other Income (Expense)

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2016	2015	Change	2016	2015	Change
Interest Income	$24,218	$14,682	65.0%	$65,857	$39,315	67.5%
Interest Expense	(55,480)	(41,436)	33.9%	(152,664)	(116,462)	31.1%
Foreign Currency Transactions and Other	(4,431)	(5,783)	(23.4)%	(15,362)	(12,070)	27.3%
Impairment of Cost-method Investments	—	—	—%	(63,208)	—	100.0%
Total	$(35,693)	$(32,537)	9.7%	$(165,377)	$(89,217)	85.4%

For the three and nine months ended September 30, 2016, interest income on cash and marketable securities increased compared to the three and nine months ended September 30, 2015, primarily due to an increase in the average invested balance and higher yields. Interest expense increased for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to interest expense attributable to our Senior Notes issued in November 2015 and May 2016. Interest expense increased for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to interest expense attributable to our Senior Notes issued in March 2015, November 2015 and May 2016, partially offset by the maturity of our 1.25% Convertible Senior Notes in March 2015. See Note 7 to our Unaudited Consolidated Financial Statements.

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operating results into U.S. Dollars upon consolidation resulted in foreign exchange losses of $6.4 million and $6.2 million for the three and nine months ended September 30, 2015, respectively, and are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations. The impact of foreign exchange fluctuations was insignificant for the three and nine months ended September 30, 2016.

Foreign exchange transaction losses, including costs related to foreign exchange transactions, resulted in foreign exchange losses of $4.9 million and $15.0 million for the three and nine months ended September 30, 2016, respectively, compared to foreign exchange gains of $1.1 million and foreign exchange losses of $8.5 million for the three and nine months ended September 30, 2015, respectively, and are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

For the three and nine months ended September 30, 2016 we recognized $0.9 million and $0.1 million of net realized gains, respectively, compared to $0.3 million of net realized losses and $3.1 million of net realized gains for the three and nine months ended September 30, 2015, respectively, related to investments, which are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

During the nine months ended September 30, 2016, we recognized impairments of approximately $63 million related to cost-method investments (see Note 4 to the Unaudited Consolidated Financial Statements).

Income Taxes

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2016	2015	Change	2016	2015	Change
Income Tax Expense	$291,517	$259,438	12.4%	$489,496	$464,699	5.3%

Our effective tax rate for the three and nine months ended September 30, 2016 was 36.6% and 25.1%, respectively, compared to 17.8% and 18.5% for the three and nine months ended September 30, 2015, respectively. Our 2016 effective tax rate differs from the U.S. federal statutory tax rate of 35%, due to the non-deductible impairment charge for goodwill of $940.7 million related to OpenTable recognized in the third quarter of 2016 (see Note 6 to the Unaudited Consolidated Financial Statements), the impairment of our cost-method investment in Hotel Urbano recognized in the first half of 2016 (see Note 4 to the Unaudited Consolidated Financial Statements) and U.S. state income taxes, offset by lower international tax rates. Our 2015 effective tax rate differed from the U.S. federal statutory rate as a result of lower international tax rates, partially offset by U.S. state income taxes.

The non-deductible impairment charges referred to above have caused our effective tax rate to be higher for the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015. The increase has been partially offset by the favorable impact of an increased proportion of our income being taxed at lower international tax rates due to the growth of our international businesses. In addition, the increase for the nine months ended September 30, 2016 was also partially offset by tax benefits recorded in the second quarter of 2016 arising from U.S. state tax law changes resulting in a net decrease to deferred tax liabilities, mostly associated with acquired intangible assets.

A portion of Booking.com's earnings during the three and nine months ended September 30, 2016 and 2015 qualified for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those periods. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not "innovative" or for any other reason, would substantially increase our effective tax rate and adversely impact our results of operations. See Part II Item 1A Risk Factors - "We may not be able to maintain our 'Innovation Box Tax' benefit."

Until our U.S. net operating loss carryforwards are utilized or expire, most of our U.S. income will not be subject to a cash tax liability, other than U.S. federal alternative minimum tax and state income taxes. However, we expect to pay foreign taxes on our international income except in countries where we have net operating loss carryforwards. We expect that our international operations will grow their pretax income faster than our U.S. businesses over the long term and, therefore, it is our expectation that our cash tax payments will increase as our international businesses generate an increasing share of our pretax income and as our U.S. net operating loss carryforwards are utilized or expire.

As of September 30, 2016, we held approximately $12.2 billion of cash, cash equivalents, short-term investments and long-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our international operations. If that intention changes and we decide to repatriate that cash to the United States, whether due to cash needs in the United States or otherwise, we would incur related U.S. income tax expense, but we would only make income tax payments when we repatriate the cash. We would pay only U.S. federal alternative minimum tax and U.S. state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. As of December 31, 2015, we had net operating loss carryforwards of $847.9 million and $620.9 million for U.S. federal and state tax purposes, respectively. If our foreign earnings were repatriated, we could be subject to a cash income tax liability on the earnings of our U.S. businesses sooner than would otherwise have been the case. After our net operating loss carryforwards have been fully utilized or expire, foreign tax credits associated with the repatriation of international cash may be used to reduce U.S. federal taxes on the repatriation.

Liquidity and Capital Resources

As of September 30, 2016, we had $13.7 billion in cash, cash equivalents, short-term investments and long-term investments. Approximately $12.2 billion is held by our international subsidiaries and is denominated primarily in U.S. Dollars, Euros and, to a lesser extent, British Pounds Sterling and other currencies. We currently intend to indefinitely reinvest these funds outside of the United States. If we repatriate cash to the United States, we would utilize our net operating loss carryforwards and beyond that amount incur additional tax payments in the United States. Cash equivalents, short-term investments and long-term investments are comprised of U.S. and foreign corporate bonds, U.S. and foreign government securities, commercial paper, U.S. government agency securities, convertible debt securities and American Depositary Shares ("ADSs") of Ctrip and bank deposits.

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

In June 2015, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. Borrowings under the revolving credit facility will bear interest, at our option, at a rate per annum equal to either (i) the adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 0.875% to 1.50%; or (ii) the greatest of (a) Bank of America, N.A.'s prime lending rate, (b) the federal funds rate plus 0.50%, and (c) an adjusted LIBOR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.00% to 0.50%. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.085% to 0.20%. The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of September 30, 2016, there were no borrowings outstanding and approximately $3.8 million of letters of credit issued under the facility.

Our Convertible Senior Notes due March 15, 2018, with an interest rate of 1.0% (the "2018 Notes"), became convertible at the option of the holders as of September 30, 2016. We have not received any notice for conversion of the 2018 Notes through November 4, 2016. If note holders exercise their option to convert, we would be required to repay the principal amount of the 2018 notes in cash and may deliver shares of common stock or cash, at our option, to satisfy the conversion value in excess of the principal amount.  We may borrow under the revolving credit facility to satisfy our obligation.

In September 2016, we invested $25 million in a Ctrip six-year senior convertible note issued at par value and $25 million in Ctrip ordinary shares.

In September 2016, we signed a turnkey agreement to construct an office building in Amsterdam for the future headquarters of Booking.com for approximately 270 million Euros. Upon signing the agreement, we paid approximately 48 million Euros to the developer, principally related to acquired land use rights, and we expect to pay approximately 34 million Euros related to building construction during 2017, with the remainder of payments being paid periodically beginning in 2018 until the expected completion of the building in late 2020. We will also incur capital expenditures to fit out and furnish the office space. We utilized international cash for the September 2016 payment and we expect all future payments to be made from international cash. See Note 11 to the Unaudited Consolidated Financial Statements.

During the nine months ended September 30, 2016, we repurchased 581,828 shares of our common stock for an aggregate cost of $757.5 million. As of September 30, 2016, we had a remaining authorization of $2.4 billion from our Board of Directors to purchase our common stock. During the period from October 1, 2016 through November 4, 2016, we repurchased 17,289 additional shares for an aggregate cost of $24.9 million. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital and other factors. We may use cash-on-hand and cash generated by our operations in the United States to fund our share repurchases. We may also utilize our revolving credit facility or raise funds through the debt capital markets to fund share repurchases.

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

Net cash provided by operating activities for the nine months ended September 30, 2016 was $2.8 billion, resulting from net income of $1.5 billion and a favorable impact of $1.4 billion for non-cash items not affecting cash flows, partially offset by net unfavorable changes in working capital and other assets and liabilities of $68.9 million. For the nine months ended September 30, 2016, prepaid expenses and other current assets increased by $104.1 million, primarily related to prepayments of 2016 income taxes in the first and third quarter totaling $515.4 million to earn prepayment discounts, principally by Booking.com. For the nine months ended September 30, 2016, accounts receivable increased $470.3 million and accounts payable, accrued expenses and other current liabilities increased by $526.4 million, primarily related to seasonality and increases in business volumes. Our bookings and revenues are generally higher in the third quarter of the year than in the fourth quarter of the year which typically results in higher accounts receivable, deferred merchant bookings, accounts payable and accrued expenses at September 30 compared to December 31. Non-cash items were principally associated with impairment of goodwill, stock-based compensation expense, depreciation and amortization, impairment of cost-method investments, amortization of debt discount on our convertible notes and deferred income taxes.

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

Net cash used in investing activities was $2.2 billion for the nine months ended September 30, 2016. Investing activities for the nine months ended September 30, 2016 were principally affected by net purchases of investments of $2.0 billion and $48.5 million for the acquisition of land use rights. Net cash used in investing activities was $2.7 billion for the nine months ended September 30, 2015. Investing activities for the nine months ended September 30, 2015 were affected by net purchases of investments of $2.4 billion, $135.7 million used for acquisitions, net of cash acquired, partially offset by net proceeds of $5.2 million for the settlement of foreign currency contracts.  Cash invested in the purchase of property and equipment was $168.1 million and $126.6 million in the nine months ended September 30, 2016 and 2015, respectively.

Net cash provided by financing activities was $322.6 million for the nine months ended September 30, 2016. Cash provided by financing activities for the nine months ended September 30, 2016 primarily consisted of net proceeds of $994.7 million from the issuance of Senior Notes, excess tax benefits on stock-based awards and other equity deductions of $72.1 million and the exercise of employee stock options of $13.3 million, partially offset by treasury stock purchases of $757.5 million. Net cash used in financing activities was $709.2 million for the nine months ended September 30, 2015. Cash used in financing activities for the nine months ended September 30, 2015 primarily consisted of treasury stock purchases of $2.3 billion, payments of $147.6 million related to the conversion of Senior Notes, payment of $10.7 million related to the settlement of the acquisition-date estimated contingent liability related to an acquisition and of $4.0 million related to debt issuance cost for the revolving credit facility, partially offset by the total proceeds of $1.6 billion from the issuance of Senior Notes, excess tax benefits from stock-based compensation of $90.9 million and the exercise of employee stock options of $19.1 million.

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

As a result of this litigation and other attempts by U.S. jurisdictions to levy similar taxes, we have established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $27 million as of September 30, 2016 and December 31, 2015. The accrual is based on our estimate of the probable cost of resolving these issues. Our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made. If we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash we believe that it would not have a material impact on our liquidity.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We did not experience any material changes in interest rate exposures during the three months ended September 30, 2016. Based upon economic conditions and leading market indicators at September 30, 2016, we do not foresee a significant adverse change in interest rates in the near future.

Fixed-rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available-for-sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis point (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of September 30, 2016 of approximately $187 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity.

As of September 30, 2016, the outstanding aggregate principal amount of our debt was approximately $7.6 billion. We estimate that the fair value of such debt was approximately $8.8 billion as of September 30, 2016. A substantial portion of the fair value of our debt in excess of the outstanding principal amount is related to the conversion premium on our outstanding convertible notes.

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

Throughout 2015, the U.S. Dollar strengthened significantly year-over-year relative to substantially all currencies in which we transact, most notably the Euro, Brazilian Real, British Pound Sterling, Russian Ruble and Australian Dollar. In the first three quarters of 2016, the U.S. Dollar continued to be stronger year-over-year relative to the British Pound Sterling, Russian Ruble, Brazilian Real and many other major currencies in which we transact. Since the “Brexit” referendum in the United Kingdom in June 2016, the U.S. Dollar has strengthened significantly against the British Pound Sterling, and whether or when the British Pound Sterling will recover is unknown. As a result of these currency exchange rate changes, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars, although to a much lesser extent in the first three quarters of 2016 than in the first three quarters of 2015. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins are not significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated 2022 Notes, 2024 Notes and 2027 Notes, and accrued interest thereon, provide a natural hedge of the net assets of certain of our Euro functional currency subsidiaries.

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign exchange fluctuation risk for the Euro, the British Pound Sterling and certain other currencies versus the U.S. Dollar. As of September 30, 2016 and December 31, 2015, there were no such outstanding derivative contracts. Foreign exchange losses of $6.4 million and $6.2 million for the three and nine months ended September 30, 2015, respectively, are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations. The impact of foreign exchange fluctuations was insignificant for the three and nine months ended September 30, 2016.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of material legal proceedings to which we are a party, and updates thereto, is included in Note 11 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2016, and is incorporated into this Item 1 by reference thereto.

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

Many governments around the world, including the U.S. government and certain European governments, are operating at large financial deficits, resulting in high levels of sovereign debt in such countries. Greece, Ireland, Portugal and certain other European Union countries with high levels of sovereign debt at times have had difficulty refinancing their debt. Failure to reach political consensus regarding workable solutions to these issues has resulted in a high level of uncertainty regarding the future economic outlook. This uncertainty, as well as concern over governmental austerity measures including higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates and cancellation rates and weaker trends in hotel ADRs across many regions of the world, particularly in those European countries that appear to be most affected by economic uncertainties. We believe that these business trends are likely impacted by weak economic conditions and sovereign debt concerns. Similarly, while China's economy experienced rapid growth over the past 20 years, growth of the Chinese economy slowed in 2015 and 2016 and concerns about its future growth have had an adverse impact on financial markets, currency exchange rates and other economies. Disruptions in the economies of such countries could cause, contribute to or be indicative of deteriorating macro-economic conditions, which in turn could negatively affect travel to or from such countries or the travel industry in general and therefore have an adverse impact on our results of operations. In addition, although lower oil prices may lead to increased travel activity as consumers have more discretionary funds and airline fares decrease, recent declines in oil prices and stock market volatility may be indicative of broader macro-economic weakness, which in turn could negatively affect the travel industry and our business.

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

On June 23, 2016, the United Kingdom held a referendum in which British citizens approved an exit from the European Union, commonly referred to as "Brexit." Since the referendum, global markets and foreign exchange rates have experienced increased volatility, including a sharp decline in the value of the British Pound Sterling as compared to the U.S. Dollar. To leave the European Union, the United Kingdom must provide official notice of its decision to leave and negotiate the terms of its exit, which could take two years or more. Further, on November 3, 2016, the United Kingdom's High Court

decided that the U.K Government could not provide official notice to leave the European Union without Parliament's approval, a decision the U.K. Government has indicated it intends to appeal. While the ruling is not expected to stop Brexit from occurring, it could affect the terms, nature and timetable of the exit. Upon leaving the European Union, among other things, the United Kingdom could lose access to the single European Union market and travel between the United Kingdom and European Union countries could be restricted. We could face new regulatory costs and challenges if U.K. regulations and policies diverge from those of the European Union. Since the timing and terms of the United Kingdom's exit from the European Union are unknown, we are unable to predict the effect Brexit will have on our business and results of operations. The United Kingdom's decision to leave the European Union could result in other member countries also determining to leave, which could lead to added economic and political uncertainty and further devaluation or eventual abandonment of the Euro common currency, any of which could have a negative impact on travel and therefore our business and results of operations. For the twelve months ended June 30, 2016, U.K. destination gross profit and U.K. source market gross bookings were 10% or less as a share of our business.

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

In addition, other unforeseen events beyond our control, such as worldwide recession, oil prices, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Zika, Influenza H1N1, avian bird flu, SARS and MERS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities or travel-related accidents, can disrupt travel or otherwise result in declines in travel demand. Because these events or concerns are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our business and results of operations. For example, our business and operations were negatively impacted by the terror attacks in Paris in November 2015, Brussels in March 2016, Orlando in June 2016 and Istanbul and Nice in July 2016; the coup attempt in Turkey in July 2016; Hurricane Sandy, which disrupted travel in the northeastern United States in late 2012; a major earthquake, tsunami and nuclear emergency in Japan in 2011; severe flooding in Thailand in October 2011; and disruptive civil unrest in Thailand in 2014. In addition, MERS had an adverse impact on our business in northeast Asia in 2015. Also, in 2015 regional hostilities in the Middle East spurred an unprecedented flow of migrants from that region to Europe. As countries respond to the European migrant crisis, travel between countries in the European Union and to and from the region could be subject to increased restrictions or the closing of borders, which could negatively impact travel to, from or within the European Union and adversely affect our business and results of operations. Future terrorist attacks, natural disasters, health concerns or civil or political unrest could disrupt our business and operations and adversely affect our results of operations. For example, the recent death of King Bhumibol Adulyadej of Thailand, an important market for our business, particularly agoda.com, which has significant operations in Thailand, could lead to civil or political unrest or other effects in that country that could adversely affect travel to, from or within Thailand or adversely affect our operations located in Thailand, any of which could materially and adversely affect our results of operations.

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

We currently, or may potentially in the future, compete with a variety of companies, including:

•
online travel reservation services such as Expedia, Hotels.com, Hotwire, Orbitz, Travelocity, Wotif, Cheaptickets, ebookers, HotelClub, RatesToGo, CarRentals.com and Venere, which are owned by Expedia; Hotel Reservation Service (HRS) and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, Car Trawler, Ctrip (in which we hold a minority interest), eLong (in which Ctrip has acquired a significant minority ownership interest),

MakeMyTrip, Webjet, Rakuten, Jalan (which is owned by Recruit), Hotel Urbano, ViajaNet, Submarino Viagens, Despegar/Decolar, 17u.com, HotelTonight, Bookit.com, CheapOair, Mr. and Mrs. Smith and eDreams ODIGEO;

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

Consumers may favor travel services offered by meta-search websites or search companies over OTCs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites and increase our advertising and other customer acquisition costs. To the extent any such consumer behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in profits from our KAYAK meta-search business to offset any related decrease in profits experienced by our travel service reservation brands. Further, meta-search services may evolve into more traditional OTCs by offering consumers the ability to make travel reservations directly through their websites. For example, TripAdvisor facilitates hotel reservations on its transaction websites Tingo and Jetsetter and, with respect to some accommodations, allows consumers to make a reservation while staying on TripAdvisor through its "Instant Booking" offering.  Instant Booking includes participation from a number of large, global hotel brands, including Marriott International, Hyatt Hotels and Best Western International.  We have been participating in Instant Booking since 2015, however such participation may not result in substantial incremental bookings and could cannibalize business that would otherwise come to us through other ad offerings on TripAdvisor, directly (including after a consumer first visits TripAdvisor) or through other channels, some of which may be more profitable to us than reservations generated through "Instant Booking." Other meta-search providers may also offer direct booking services with travel service providers, which may lead to more consumers booking directly with a travel service provider rather than an OTC. For example, in September 2015 Google announced the discontinuation of its Hotel Finder meta-search service in favor of integrating hotels directly into search results and encouraging users to book hotel reservations directly through Google's "Book on Google" service, which it is now expanding from mobile phones to both desktops and tablets. To the extent consumers book travel services through a service such as Google's "Book on Google," a meta-search website or directly with a travel service provider after visiting a meta-search website or meta-search utility on a traditional search engine without using an OTC like us, or if meta-search services limit our participation within their search results or evolve into more traditional OTCs, we may need to increase our advertising or other customer acquisition costs to maintain or grow our reservation bookings and our business and results of operations could be adversely affected.

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

Travel service providers, including hotel chains, rental car companies and airlines with which we conduct business, compete with us in online channels to drive consumers to their own websites in lieu of third-party distributors such as us. Travel service providers may charge lower prices and, in some instances, offer advantages such as loyalty points or special discounts to members of closed user groups (such as loyalty program participants or consumers with registered accounts), any of which could make their offerings more attractive to consumers than our services. For example, Marriott International, Hilton, Hyatt Hotels, Intercontinental Hotel Group and Choice Hotels International have announced additional initiatives to encourage consumers to book accommodations directly through their websites, with increased discounting and incentives. Discounting may increase as competition authorities seek to allow increased pricing flexibility among providers of travel service reservations. We may need to offer similar advantages to maintain or grow our reservation bookings, which could adversely impact our profitability. Further, consolidation among travel service providers, such as Marriott International's recent acquisition of Starwood Hotels & Resorts, could result in lower rates of commission paid to OTCs, increased discounting and greater incentives for consumers to join closed user groups as such travel service providers expand their offerings. If we are not as effective as our competitors (including hotel chains) in offering discounted prices to closed user groups or if we are unable to entice members of our competitors' closed user groups to use our services, our ability to grow and compete could be harmed.

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

We conduct a substantial majority of our business outside the United States but we report our results in U.S. Dollars. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. Throughout 2015, the U.S. Dollar strengthened significantly year-over-year relative to substantially all currencies in which we transact, most notably the Euro, Brazilian Real, British Pound Sterling, Russian Ruble and Australian Dollar. In the first three quarters of 2016, the U.S. Dollar continued to be stronger year-over-year relative to the British Pound Sterling, Russian Ruble, Brazilian Real and many other major currencies in which we transact. Since the “Brexit” referendum in the United Kingdom in June 2016, the U.S. Dollar has strengthened significantly against the British Pound Sterling, and whether or when the British Pound Sterling will recover is unknown. As a result of these currency exchange rate changes, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars, although to a much lesser extent in the first three quarters of 2016 than in the first three quarters of 2015. For example, gross profit from our international operations grew 24.6% and 22.1% for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, but, without the negative impact of changes in currency exchange rates, grew year-over-year on a constant-currency basis by approximately 26% and 25%.
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
The number of our employees worldwide has grown from less than 700 in the first quarter of 2007 to approximately 18,000 as of September 30, 2016, which growth is mostly comprised of hires by our international operations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage this growth and our future operations, especially as we employ personnel in multiple geographic locations around the world.
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
We use Google to generate a significant portion of the traffic to our websites, and, to a lesser extent, we use other search engines and meta-search websites to generate traffic to our websites, principally through pay-per-click advertising campaigns. The pricing and operating dynamics on these search engines can experience rapid change commercially, technically and competitively. For example, Google frequently updates and changes the logic which determines the placement and display of results of a consumer's search, such that the placement of links to our websites can be negatively affected and our costs to improve or maintain our placement in search results can increase. Changes by Google in how it presents travel search results or the manner in which it conducts the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites, which in turn would have an adverse effect on our business, market share and results of operations.
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
Our existing security measures may not be successful in preventing security breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal consumer information or transaction data or other proprietary information. In the last few years, several major companies, including Yahoo!, Sony, Home Depot, JPMorgan, Target, Zappos, Apple, AOL, LinkedIn and Google experienced high-profile security breaches that exposed their customers' and/or employees' personal information. We expend significant resources to protect against security breaches, and we may need to increase our security-related expenditures to maintain or increase our systems' security or to address problems caused and liabilities incurred by breaches. These issues are likely to become more difficult to manage as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced. As experienced by Sony, security breaches could result in severe damage to our information technology infrastructure, including damage that could impair our ability to offer our services or the ability of consumers to make reservations or conduct searches through our services, as well as loss of customer, financial or other data that could materially and adversely affect our ability to conduct our business, satisfy our commercial obligations or meet our public reporting requirements in a timely fashion or at all. Security breaches could also result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, subject us to regulatory penalties and sanctions, or cause consumers to lose confidence in our security and choose to use the services of our competitors, any of which would have a negative effect on the value of our brand, our market share and our results of operations. Our insurance policies carry low coverage limits, and would likely not be adequate to reimburse us for all losses caused by security breaches.
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
In our processing of travel transactions, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, such as the European Union's Data Protection Directive and variations and implementations of that directive in the member states of the European Union. In addition, in April 2016 the European Union adopted a new General Data Protection Regulation designed to unify data protection within the European Union under a single law, which may result in significantly greater compliance burdens for companies with users and operations in the European Union.  Under the General Data Protection Regulation, fines of up to 20,000,000 Euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The new General Data Protection Regulation is not expected to apply to us until May 2018. For several years, we participated in the U.S.-E.U. Safe Harbor Arrangement (the "Safe Harbor") to address the European Union's data transfer regulations that would otherwise restrict the transfer of certain data from the European Union to the United States. In October 2015, the European Court of Justice invalidated the Safe Harbor. On February 2, 2016, European Union and U.S. authorities announced that they had reached agreement on a new data transfer framework, called the EU-U.S. Privacy Shield, which was formally adopted by the European Commission on July 12, 2016. The European Union and the U.S. will begin implementation of the new framework immediately, but it is expected to be subject to legal challenge. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
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
Although we believe that our tax filing positions are reasonable and comply with applicable law, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. To date, we have been audited in many taxing jurisdictions with no significant impact on our results of operations, financial condition or cash flows. If future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our results of operations, financial condition and cash flows.
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

As of September 30, 2016, we held approximately $12.2 billion of cash, cash equivalents, short-term investments and long-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our international operations. If that intention changes and we decide to repatriate that cash to the United States, whether due to cash needs in the United States or otherwise, we would incur related U.S. income tax expense, and we would only make income tax payments when we repatriate the cash. We would pay only U.S. federal alternative minimum tax and certain U.S. state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. If our foreign earnings were repatriated, this could result in us being subject to a cash income tax liability on the earnings of our U.S. businesses sooner than would otherwise have been the case. After our net operating loss carryforwards have been fully utilized, foreign tax credits associated with the repatriation of international cash may be used to reduce U.S. federal taxes on the repatriation.
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

In addition, tax laws may change resulting in a reduction or elimination of the tax benefit. As discussed above, the OECD's action plan involves, in part, evaluation of preferential tax regimes such as the Innovation Box Tax. The European Union Council of Economics and Finance Ministers ("ECOFIN") has endorsed changes to limit member states' existing innovation and patent box tax regimes providing benefits related to profits derived from intangible assets such as intellectual property. The OECD's October 2015 final reports recommend that intellectual property qualifying for such tax regimes generally be limited to patents and other intellectual property assets that are functionally equivalent to patents (such as copyrighted software) if those other assets are both legally protected and subject to similar approval and registration processes as apply to patents. ECOFIN has endorsed the OECD's modified nexus approach and the European Union Code of Conduct Group will monitor legislative processes in 2016 necessary for European Union member states to change their existing "IP box" regimes to conform to the modified nexus approach, which requires full implementation in member states no later than July 2021. On May 19, 2016, the Dutch government launched a public Internet consultation process on proposed legislative changes to the Dutch Innovation Box Tax regime. The proposed changes are based on the above-mentioned recommendations made in the OECD's final BEPS report and recent evaluations on the working of the Dutch Innovation Box Tax. The proposed legislative changes were introduced in the Dutch Parliament in September 2016. Once approved, the new innovation box rules are planned to take effect on January 1, 2017, though we expect these legislative changes to include transition rules. To the extent Booking.com's intellectual property developed by its innovative activities do not meet the requirements under any new legislation, Booking.com would eventually lose all or a portion of the benefit of the Innovation Box Tax.
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

On July 1, 2015, Booking.com voluntarily implemented the commitments given to the French, Italian and Swedish NCAs throughout the European Economic Area and Switzerland. In October 2015, the Irish NCA closed its investigation on the basis of commitments by Booking.com identical to those given to the French, Italian and Swedish NCAs. In November 2015 the Swiss NCA closed its investigation, prohibiting any reintroduction of Booking.com's old "wide" parity agreements but permitting Booking.com to retain its existing "narrow" parity agreements with accommodations in Switzerland. The Austrian NCA stated in March 2016 that it will close its investigation against Booking.com in light of the move to "narrow" price parity. Nearly all NCAs in the European Economic Area have now closed their investigations following Booking.com's implementation of the commitments in their jurisdictions. Booking.com has also recently resolved the concerns of the Australian NCA based on implementation of the "narrow" price parity clause in Australia. We are in ongoing discussions with various NCAs in other countries regarding their concerns. We are currently unable to predict the long-term impact the implementation of these commitments will have on Booking.com's business, on investigations by other countries, or on industry practice more generally.

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

A working group of 10 European NCAs (France, Germany, Belgium, Hungary, Ireland, Italy, the Netherlands, Czech Republic, the United Kingdom and Sweden) has been established by the European Commission to monitor the effects of the narrow price parity clause in Europe. The working group has issued questionnaires to online travel agencies, including Booking.com and Expedia, meta-search sites and hotels about the narrow price parity clause, and is expected to report its results by the end of the year. Separately, the French NCA is conducting a review of the effect of the narrow price parity clause, and is expected to report on its findings in early 2017.

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

In August 2015, French legislation known as the "Macron Law" became effective. Among other things, the Macron Law makes price parity agreements illegal, including the "narrow" price parity agreements agreed to by the French NCA in April 2015. Legislation prohibiting "narrow" price parity agreements was approved by the Italian Senate in June 2016 and is expected to be passed by the Italian Parliament during 2016. Similar legislation has been approved by the Austrian parliamentary committee and is expected to be passed by the Austrian parliament during 2016. A motion to prohibit the narrow price parity clause has also been proposed in Switzerland. It is not yet clear how the Macron Law, the Italian law, the Austrian legislation or the proposed Swiss legislation may affect our business in the long term in France, Italy, Austria and Switzerland, respectively.

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

To the extent that regulatory authorities impose fines on us or require changes to our business practices or to those currently common to the industry, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding competition investigations could adversely affect our brands and therefore our market share and results of operations. Further, the Macron Law, the Italian and Austrian laws and any similar legislation enacted by other countries, and the decision by the German NCA to prohibit "narrow" price parity agreements, could have a material adverse effect on our business and our results of operations, in particular if consumers use our services to shop for accommodation reservations but make their reservations directly with an accommodation provider.

Competition-related investigations, legislation or issues could also give rise to private litigation. For example, Booking.com is involved in private litigation in Sweden related to its "narrow" price parity provisions. We are unable to predict how this litigation will be resolved, or whether it will impact Booking.com's business in Sweden.

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
We regard our intellectual property as critical to our success, and we rely on domain name, trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees, travel service providers, partners and others to protect our proprietary rights. We have filed various applications for protection of certain aspects of our intellectual property in the United States and other jurisdictions, and we currently hold a number of issued patents in several jurisdictions. Further, in the future we may acquire additional patents or patent portfolios, which could require significant cash expenditures. However, we may choose not to patent or otherwise register some of our intellectual property and instead rely on trade secret or other means of protecting our intellectual property. We have licensed in the past, and may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties, and these licensees may take actions that diminish the value of our proprietary rights or harm our reputation. In addition, effective intellectual property protection may not be available in every country in which our services are made available online. We may be required to expend significant time and resources to prevent infringement or to enforce our intellectual property rights.
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
OpenTable's post-acquisition strategy was premised on significant and rapid investment in international expansion and various other growth initiatives, resulting in near-term reduced earnings and profit margins but with the goal of achieving significantly increased revenues and profitability in the long term. This strategy has resulted in limited progress to date. As a result, while OpenTable intends to continue to pursue and invest in international expansion and its other growth initiatives, it intends to do so in a more measured and deliberate manner. Therefore, as previously disclosed, we have reviewed OpenTable's progress and the assumptions previously used to test for goodwill impairment. This change in strategy resulted in OpenTable updating its forecasted financial results to reflect (a) a material reduction in forecasted long-term financial results from these initiatives, partially offset by (b) improved earnings and profit margins in the near term as a result of the reduced investments. Based on the updated forecast, we have estimated a significant reduction in the fair value of the OpenTable business. As a result, for the quarter ended September 30, 2016, we recognized a goodwill impairment charge of $940.7 million relating to OpenTable.
Future events and changing market conditions may lead us to again re-evaluate the assumptions reflected in the updated forecast, including key assumptions regarding OpenTable's expected growth rates and operating margins and the success and timing of its international expansion and other growth initiatives, as well as other key assumptions with respect to matters outside of our control, such as discount rates, currency exchange rates, market EBITDA comparables, and changes in accounting policies or practices, including proposed changes affecting measurement of goodwill and/or impairment testing methodology. If OpenTable does not achieve the results currently expected, its investments, in particular its investments in its international expansion efforts and other growth initiatives, are not successful, or if any of the assumptions underlying our estimate of the value of the OpenTable business, including those mentioned above, prove to be incorrect, we may further refine our forecast for the OpenTable business and recognize an additional goodwill impairment, which could have a material adverse effect on our results of operations.
The value of our investments could decline, which could adversely affect our financial condition and results of operations.
We maintain an investment portfolio of various holdings, types and maturities. These securities are predominantly classified as available-for-sale and, consequently, are recorded in our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income, net of tax. Our portfolio includes fixed-income securities and equity securities of publicly traded companies, the values of which are subject to market price volatility. If such investments suffer market price declines, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be other than temporary. We have invested a significant amount in Ctrip convertible notes and ADSs. See Note 4 to our Unaudited Consolidated Balance Sheets for more information regarding our investments in Ctrip securities. The value of these securities is subject to the risks associated with Ctrip's business, as well as any changes by the Chinese government in foreign investment laws or elevated scrutiny or regulation of foreign investments in Chinese companies. For example, because of foreign ownership restrictions applicable to its business, Ctrip is a Cayman Islands company operating in China through what is commonly referred to as a variable interest entity, or VIE, structure where it conducts part of its business through contractual relationships with affiliated Chinese entities. Although VIE structures are commonly used by Chinese Internet and e-commerce companies, there are substantial uncertainties regarding the interpretation and application of PRC laws and regulations to VIE structures, and it is possible that the PRC government may view the VIE structure as in violation of PRC law. VIE contractual relationships are not as effective in providing control over the affiliated Chinese companies as direct ownership, and Ctrip would have to rely on the PRC legal system to enforce those contracts in the event of a breach by one of these entities. Further, conflicts of interest could arise to the extent Ctrip's officers or directors are also shareholders, officers or directors of the affiliated Chinese entities. Any of these risks could materially and adversely affect Ctrip's business and therefore the value of our investment in Ctrip.
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
We have invested, and in the future may invest, in new business strategies and acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return on capital, and unidentified issues not discovered in our investigations and evaluations of those strategies and acquisitions. We may decide to make minority investments, including through joint ventures, in which we have limited or no management or operational control. The controlling person in such a case may have business interests, strategies or goals that are inconsistent with ours, and decisions of the company or venture in which we invested may result in harm to our reputation or adversely affect the value of our investment. A substantial portion of our goodwill and intangible assets were acquired in acquisitions. If we determine that any of the goodwill and intangible assets, or any goodwill or intangible assets acquired in future transactions, experiences a decline in value, we may be required to record an other-than-temporary impairment, which could materially adversely affect our results of operations. Further, we may issue shares of our common stock in these transactions, which could result in dilution to our stockholders.

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
In addition, in the event that one of our major travel service providers voluntarily or involuntarily declares bankruptcy, we could experience an increase in credit card chargebacks from customers with travel reservations with such travel service provider. For example, airlines that participate in our services and declare bankruptcy or cease operations may be unable or unwilling to honor tickets sold for their flights. Our policy in such event is to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we process sales of Express Deals® airline tickets on a merchant basis, we could experience a significant increase in demands for refunds or credit card chargebacks from customers, which could materially adversely affect our results of operations and financial condition. We have in the past experienced an increase in credit card chargebacks from customers with tickets on airlines that ceased operations. We process credit card transactions and operate in numerous currencies. Credit card costs are typically higher for foreign currency transactions and in instances where cancellations occur.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 –	52,609	(1)	$1,303.45	52,609	$2,528,571,295	(1)
July 31, 2016	181	(2)	$1,338.91	N/A	N/A	(2)

August 1, 2016 –	43,493	(1)	$1,417.58	43,493	$2,466,916,500	(1)
August 31, 2016	2,308	(2)	$1,406.26	N/A	N/A	(2)

September 1, 2016 –	45,303	(1)	$1,432.60	45,303	$2,402,015,543	(1)
September 30, 2016	136	(2)	$1,413.55	N/A	N/A	(2)
Total	144,030		$—	141,405	$2,402,015,543
 _____________________________

(1)	Pursuant to a stock repurchase program announced on February 17, 2016, whereby the Company was authorized to repurchase up to $3,000,000,000 of its common stock.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2016 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

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

THE PRICELINE GROUP INC.
(Registrant)

Date:	November 7, 2016	By:	/s/ Daniel J. Finnegan
Name: Daniel J. Finnegan Title: Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Amended and Restated By-Laws, dated July 23, 2015.
12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Certification of Jeffery H. Boyd, the Interim Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jeffery H. Boyd, the Interim Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2016 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 18, 2014 and incorporated herein by reference.

(b)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2015 and incorporated herein by reference.