Form 10-K
period 2016-12-31
Priceline Group Inc.
filed 2017-02-27
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 _____________________________________________________________________________________________

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of The Priceline Group Inc. as of June 30, 2016 was approximately $61.6 billion based upon the closing price reported for such date on the NASDAQ Global Select Market.  For purposes of this disclosure, shares of common stock held by executive officers and directors of The Priceline Group Inc. on June 30, 2016 have been excluded because such persons may be deemed to be affiliates of The Priceline Group Inc.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of The Priceline Group Inc.’s common stock was 49,170,417 as of February 21, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from The Priceline Group Inc.'s definitive proxy statement relating to the annual meeting of stockholders to be held on June 8, 2017, to be filed with the Securities and Exchange Commission within 120 days after the end of The Priceline Group Inc.'s fiscal year ended December 31, 2016.

The Priceline Group Inc. Annual Report on Form 10-K for the Year Ended December 31, 2016 Index

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements.  These forward-looking statements reflect our views regarding current expectations and projections about future events and conditions and are based on currently available information. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, including the Risk Factors identified in Part I, Item 1A of this Annual Report; therefore, our actual results could differ materially from those expressed, implied or forecast in any such forward-looking statements. Expressions of future goals and expectations and similar expressions, including "may," "will," "should," "could," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," and "continue," reflecting something other than historical fact are intended to identify forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents we file or furnish from time to time with the Securities and Exchange Commission (the "SEC" or the "Commission"), particularly our quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I

Item 1.  Business

Our mission is to help people experience the world. We seek to achieve our mission by providing consumers, travel service providers and restaurants with worldwide leadership in online reservation and related services. We operate six primary, independently managed brands:

•	Booking.com - the world’s leading brand for booking online accommodation reservations, based on room nights booked.

•	priceline.com - a leading hotel, rental car, airline ticket and vacation package reservation service in the United States.

•	KAYAK - a leading meta-search service allowing consumers to easily search and compare travel itineraries and prices, including airline ticket, accommodation and rental car reservation information.

•	agoda.com - a leading accommodation reservation service catering primarily to consumers in the Asia-Pacific region.

•	Rentalcars.com - a leading worldwide rental car reservation service.

•	OpenTable - a leading provider of restaurant reservation and information services to consumers and restaurant reservation management services to restaurants.

Our business is driven primarily by international results, which consist of the results of Booking.com, agoda.com and Rentalcars.com and the international businesses of KAYAK and OpenTable (in each case regardless of where the consumer resides, where the consumer is physically located while using our services or the location of the travel service provider or restaurant). During the year ended December 31, 2016, our international business (the substantial majority of which is generated by Booking.com) represented approximately 88% of our consolidated gross profit. A significant majority of our gross profit is earned in connection with facilitating accommodation reservations. See Note 16 to the Consolidated Financial Statements for more geographic information.

The Priceline Group Inc. was formed as a Delaware limited liability company in 1997 and was converted into a Delaware corporation in July 1998.  On April 1, 2014, the Company changed its name from priceline.com Incorporated to The Priceline Group Inc. Our common stock is listed on the NASDAQ Global Select Market under the symbol "PCLN."  Our principal executive offices are located at 800 Connecticut Avenue, Norwalk, Connecticut 06854. We refer to our company and all of our subsidiaries and brands collectively as "The Priceline Group," the "Company," "we," "our" or "us."

The Priceline Group Business Model

We derive substantially all of our revenues and gross profit from the following sources:

•	Commissions earned from facilitating reservations of accommodations, rental cars, cruises and other travel services on an agency basis;

•	Transaction gross profit on a merchant basis and customer processing fees from our accommodation, rental car, airline ticket and vacation package reservation services;

•
Advertising revenues primarily earned by KAYAK from sending referrals to online travel companies ("OTCs") and travel service providers, as well as from advertising placements on KAYAK's websites and mobile apps;

•
Beginning on July 24, 2014, reservation revenues paid by restaurants for diners seated through OpenTable's online reservation service, subscription fees for restaurant reservation management services provided by OpenTable and other OpenTable revenues; and

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

For the year ended December 31, 2016, we had gross profit of approximately $10.3 billion comprised of "agency" gross profit, "merchant" gross profit, and "advertising and other" gross profit.  Agency gross profit is derived from travel-related transactions where we do not facilitate payments for the travel services provided. Agency gross profit, which represented the majority of our total gross profit in 2016, consists primarily of: (1) travel reservation commissions; (2) certain GDS reservation booking fees and (3) travel insurance fees. Merchant gross profit is derived from services where we facilitate payments for the travel services provided, and consists of: (1) transaction gross profit representing the amount charged to a consumer, less the amount charged to us by travel service providers, and travel reservation commissions in connection with our merchant retail and Express Deals® travel reservation services; (2) transaction revenues representing the price of Name Your Own Price® reservations charged to a customer (with a corresponding travel service provider cost recorded in cost of revenues); (3) ancillary fees, including damage excess waiver and travel insurance fees and certain GDS reservation booking fees and (4) customer processing fees. Advertising and other revenues are derived primarily from (1) revenues earned by KAYAK for (a) sending referrals to OTCs and travel service providers and (b) advertising placements on KAYAK's websites and mobile apps; (2) revenues earned by OpenTable for (a) reservation fees paid by restaurants for diners seated through OpenTable's online reservation service and (b) subscription fees earned by OpenTable for restaurant reservation management services; (3) revenues earned by priceline.com for advertising on its websites; and (4) revenues generated by Booking.com's BookingSuite branded accommodation marketing and business analytics services. See Note 2 to our Consolidated Financial Statements for more information.

The Priceline Group Strategy

We aim to achieve our mission to help people experience the world through global leadership in online travel and restaurant reservation and related services. We focus on relentless innovation and a commitment to serve both consumers and our travel service provider and restaurant partners with unmatched service and best-in-class digital technology. The online travel and dining categories continue to grow as consumer purchasing shifts from traditional offline channels to interactive online channels, including mobile channels. Our strategy is to continue to participate broadly in this online growth by expanding our service offerings and markets. In particular, we aim to be the world leader in online travel and restaurant reservation and related services by (a) providing consumers with the best experience, (b) partnering with travel service providers and restaurants to our mutual benefit, (c) operating entrepreneurial, independent brands that share best practices, and (d) investing in profitable and sustainable growth.

•
Providing the best consumer experience.  We believe that offering consumers an outstanding online experience is essential for our future success. To accomplish this, we focus on providing consumers with: (a) a variety of intuitive, easy-to-use online travel and restaurant reservation and search services; (b) a continually increasing number, location and variety of accommodations and restaurants available through our services: (c) informative and useful content, such as pictures, accommodation and restaurant details and reviews; and (d) excellent customer service. For example, Booking.com increasingly provides reservation services for accommodations other than hotels, such as vacation rentals. Booking.com included over 1,115,000 properties on its website as of December 31, 2016, which included over 568,000 vacation rental properties (updated property counts are available on the Booking.com website). Further, we endeavor to provide excellent customer service in a variety of ways, including through our call centers and websites, so that consumers can be confident that booking reservations through us will lead to a positive experience. We are constantly innovating in order to provide a best-in-class user experience with intuitive, easy-to-use websites and mobile apps to ensure that we are meeting the needs of online consumers while aiming to exceed their expectations.

•
Partnering with travel service providers and restaurants. We aim to establish mutually beneficial relationships with travel service providers and restaurants around the world. We believe that travel service providers and restaurants benefit from participating in our services by increasing their distribution channels, demand and inventory utilization in an efficient and cost-effective manner. Travel service providers and restaurants benefit from our well-known brands and online marketing efforts, expertise in offering an excellent consumer experience through our websites and mobile apps and ability to offer their inventory in markets and to consumers that the travel service provider or restaurant may be unable or unlikely to reach. For example, an independent hotel may not have the means or expertise to market itself to international travelers, including in other languages, to build and operate effective desktop and mobile websites and online reservation services, or to engage in sophisticated online marketing techniques. Further, we are increasingly providing services, other than reservations booked through our websites and mobile apps, designed to help our partners grow their business. For example, Booking.com's BookingSuite services are designed to offer accommodation providers with affordable marketing and business analytics tools to help them attract customers and more effectively manage their properties. Similarly, OpenTable is continuously working to improve its reservation management software services to help restaurants more effectively manage their reservations and more efficiently market their available tables to diners.

•
Maintaining multiple, independently managed brands. We employ a strategy of operating multiple, independently managed brands, which we believe allows us the opportunity to offer our reservation services in ways that appeal to different consumers while maintaining an entrepreneurial, competitive spirit among our brands. We intend to invest resources to support organic growth by all of our brands, whether through increased advertising, geographic expansion, technology innovation or increased access to accommodations, rental cars, restaurants or other services. For example, we spend significant and increasing amounts on performance and brand advertising to acquire customers and establish and strengthen our brands. We also believe that by operating independently managed brands, we encourage innovation and experimentation by our brands, which allows us to more quickly discern and adapt to changing consumer behaviors and market dynamics. Although our brands are independently operated, we intend to continue efforts to share best practices, access to travel service provider offerings and customers across our brands. We believe that by promoting our brands worldwide, sharing accommodation reservation availability and customer demand, and applying our industry experiences across brands and markets, we can more effectively expand our reservation services globally and maintain and grow our position as a leading provider of worldwide online travel and restaurant reservation and related services.

•
Investing in profitable and sustainable growth. We seek to offer online services that meet the needs and the expectations of consumers, travel service providers and restaurants and that we believe will result in long-term profitability and growth. We intend to accomplish this through continuous investment and innovation, growing our businesses in new and current markets, expanding our services and ensuring that we provide an appealing, intuitive and easy-to-use consumer experience through our websites and mobile apps. We also may pursue strategic transactions. For example, in 2013 we entered the meta-search business when we acquired KAYAK and in 2014 we entered the online restaurant reservation market when we acquired OpenTable. We regularly evaluate, and may pursue and consummate, other potential strategic acquisitions, partnerships, joint ventures or investments, whether to expand our businesses into complementary areas, expand our current businesses, acquire innovative technology or for other reasons. For example, we have a commercial relationship with, and have made significant financial investments in, Ctrip, a leading OTC operating primarily in China.

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

Booking.com.  Booking.com is the world's leading brand for booking online accommodation reservations, based on room nights booked, with operations worldwide and headquarters in the Netherlands. As of December 31, 2016, Booking.com offered accommodation reservation services for over 1,115,000 properties in over 220 countries and territories on its various websites and in over 40 languages, which includes over 568,000 vacation rental properties (updated property counts are available on the Booking.com website). Vacation rentals generally consist of, among others, properties categorized as single-unit and multi-unit villas, apartments, "aparthotels" (which are apartments with a front desk and cleaning service) and chalets and are generally self-catered (i.e., include a kitchen), directly bookable properties. Accommodation providers participate in Booking.com, which operates primarily under an agency model, by filing rates and information about the property in Booking.com's proprietary extranet. In addition, Booking.com offers website and other marketing services and business analytics to accommodation providers as part of its BookingSuite initiative.

Priceline.com. Priceline.com offers online travel reservation services primarily in the United States and is headquartered in Norwalk, Connecticut. Through priceline.com, we offer consumers hotel, rental car and airline ticket reservation services, as well as vacation packages and cruises. Priceline.com is a leader in the discount travel reservation business, including through its pioneering Name Your Own Price® and Express Deals® "opaque" offerings where certain elements of the service, including the identity of the travel service provider, are not disclosed to the consumer prior to making a reservation. We believe that the combination of priceline.com's retail and opaque models allows it to provide a broad array of options to value-conscious consumers. Priceline.com operates under both a merchant and agency model.

KAYAK. KAYAK, headquartered in Stamford, Connecticut, provides an online price comparison service (often referred to as "meta-search") that allows consumers to easily search and compare travel itineraries and prices, including airline ticket, accommodation reservation and rental car reservation information, from hundreds of travel websites at once. KAYAK derives revenues from sending referrals to OTCs and travel service providers and from advertising placements on its websites and mobile apps. KAYAK offers its services in approximately 40 countries, with the United States being its largest market.

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

Rentalcars.com.  Rentalcars.com is a leading worldwide online rental car reservation service and is headquartered in Manchester, England. Rentalcars.com, which operates primarily under a merchant model, offers online rental car reservation services allowing consumers to make rental car reservations in approximately 49,000 locations throughout the world, with customer support provided in 40 languages.  Consumers using Rentalcars.com can book a full range of vehicles online through Rentalcars.com's website or mobile app, or they can reserve their cars by phone.

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

Marketing and Brand Awareness

Booking.com, priceline.com, KAYAK, agoda.com, Rentalcars.com and OpenTable have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Both our performance advertising expense and brand advertising expense have increased significantly in recent years, a trend we expect to continue. During 2016, our total performance advertising expense was approximately $3.5 billion, primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our websites. We also invested approximately $296 million in brand advertising during 2016. We intend to continue a strategy of promoting brand awareness through both online and offline advertising efforts, including by expanding brand campaigns into additional markets. We expense the substantial majority of our advertising activities as the expense is incurred, which is typically in the quarter in which reservations are booked, but recognize most of our gross profit when the consumer's travel or dining experience is completed. As a result, performance advertising expense may not be recognized in the same period as the associated gross profit.

Competition

We compete globally with both online and traditional travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, a trend we expect to continue, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market, including by establishing a flight meta-search product (“Google Flights”) and a hotel meta-search business ("Hotel Ads") that are growing rapidly, as well as its "Book on Google" reservation functionality.

We currently, or may potentially in the future, compete with a variety of companies, including:

•
online travel reservation services such as Expedia, Hotels.com, Hotwire, Orbitz, Travelocity, Wotif, Cheaptickets, ebookers, HotelClub, RatesToGo and CarRentals.com, which are owned by Expedia; Hotel Reservation Service (HRS) and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, CarTrawler, Ctrip (in which we hold a minority interest), eLong (in which Ctrip has acquired a significant minority ownership interest), Meituan, ezTravel, MakeMyTrip, OYO Rooms, Yatra, Cleartrip, Traveloka, Webjet, Rakuten, Jalan (which is owned by Recruit), ViajaNet, Submarino Viagens, Despegar/Decolar (in which Expedia holds a minority ownership interest), Fliggy (operated by Alibaba), 17u.com, HotelTonight, CheapOair, Mr. and Mrs. Smith and eDreams ODIGEO;

•
online accommodation search and/or reservation services, such as Airbnb and HomeAway (which is owned by Expedia), currently focused on vacation rental properties and other non-hotel accommodations, including individually owned properties;

•	large online companies, including search, social networking and marketplace companies such as Google, Facebook, Alibaba, Tencent, Amazon, Baidu and Groupon;

•
traditional travel agencies, travel management companies, wholesalers and tour operators, many of which combine physical locations, telephone services and online services, such as Carlson Wagonlit, American Express, BCD Travel, Concur, Thomas Cook, TUI, Hotelbeds and Tourico (which have agreed to merge) and Kuoni as well as thousands of individual travel agencies around the world;

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

•
online travel search and price comparison services (generally referred to as "meta-search" services), such as TripAdvisor, trivago (in which Expedia holds a majority ownership interest), Qunar (which is controlled by Ctrip), Skyscanner (in which Ctrip holds a majority ownership interest), Google Flights, Google Hotel Ads and HotelsCombined;

•
online restaurant reservation services, such as TripAdvisor's LaFourchette, Yelp's SeatMe, Zomato, Bookatable (which is owned by Michelin), Quandoo (which is owned by Recruit) and Resy (in which Airbnb holds a minority investment); and

•
companies offering new rental car business models or car- or ride-sharing services that affect demand for rental cars, some of which have developed innovative technologies to improve efficiency of point-to-point transportation and extensively utilize mobile platforms, such as Uber, Lyft, Gett, Zipcar (which is owned by Avis), BlaBlaCar, Didi Chuxing and Ola.

TripAdvisor, a leading travel research and review website, Google, the world's largest search engine, and other large, established companies with substantial resources and expertise in developing online commerce and facilitating Internet traffic have launched search, meta-search and/or reservation booking services and may create additional inroads into online travel, both in the United States and internationally. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., accommodations, rental car companies or airlines), OTC and other travel websites and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTCs or other travel websites, which could lead to travel service providers or others gaining a larger share of search traffic. TripAdvisor and trivago, two leading meta-search companies, support their meta-search services with significant brand and performance advertising. Through our KAYAK meta-search service, we compete directly with other meta-search services.

Further, meta-search services may evolve into more traditional OTCs by offering consumers the ability to make travel reservations directly through their websites. For example, TripAdvisor allows consumers to make a reservation at some accommodations while staying on TripAdvisor through its "Instant Booking" offering, which includes participation by many of the leading global hotel chains, and facilitates hotel reservations on its transaction websites Tingo and Jetsetter.

There has been a proliferation of new channels through which accommodation providers can offer reservations.  For example, companies such as Airbnb and HomeAway (which is owned by Expedia) offer services providing vacation rental property owners, particularly individuals, an online place to list their accommodations where travelers can search and book such properties and compete directly with our vacation rental accommodation services. Airbnb may also seek to further compete with us by offering hotel and other non-vacation rental accommodations through their online and mobile platforms.

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

Google's Android operating system is the leading smartphone operating system in the world. As a result, Google could leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. Further, Google is the leading Internet search service and has leveraged its search popularity to promote its travel meta-search services. Similarly, Apple, the producer of, among other things, the iPhone and iPad, obtained a patent for "iTravel," a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple's iPhone operating system includes "Wallet" (formerly known as "Passbook"), a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and, along with iTravel, may be indicative of Apple's intent to enter the travel reservations business in some capacity. Apple has substantial market share in the smartphone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps and has access to greater resources than we have. Apple may use or expand iTravel, Wallet, Siri (Apple's voice recognition "concierge" service), Apple Pay (Apple's mobile payment system) or another mobile app or functionality as a means of entering the travel reservations marketplace. To the extent Apple or Google use their mobile operating systems, app distribution channels or, in the case of Google, search services, to favor their own travel service offerings, our business and results of operations could be harmed.
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

We provide customer service through a mix of in-house call centers and outsourced third party services.

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

As we deem appropriate, we pursue the registration of our intellectual property, such as domain names, trademarks and service marks, in the United States and internationally. We currently hold various issued U.S. and international patents and pending U.S. and international patent applications.  We file additional patent applications on new inventions, as we deem appropriate. Effective trademark, copyright, patent, domain name, trade dress and trade secret protection is expensive to maintain and may require litigation. As we continue to expand internationally, protecting our intellectual property rights and other proprietary rights involves an increasing number of jurisdictions, a process that is expensive and time-consuming and may not be successful in every location. See Part I Item 1A Risk Factors - "We face risks related to our intellectual property."

Seasonality

A meaningful amount of our gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. However, we generally do not recognize revenue from these bookings until the travel occurs, which can be in a quarter other than when the reservation is booked. In contrast, we expense the substantial majority of our advertising activities as the expense is incurred, which, in the case of performance advertising in particular, is typically in the quarter in which associated reservations are booked. As a result of this potential timing difference between when we record advertising expense and when we recognize associated revenue, we have historically experienced our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of accommodation checkouts for the year for our European and North American businesses. The first quarter of the year is typically our lowest level of profitability and may experience volatility in earnings growth rates due to these seasonal timing factors. For our Asia-Pacific business, we experience the highest levels of accommodation bookings in the third and fourth quarters of the year, and the highest levels of travel consumption in the fourth quarter. As the relative growth rates for these businesses fluctuate, the quarterly distribution of our operating results may vary.

In addition, the date on which certain holidays fall can have an impact on our quarterly results. For example, in 2016, our first quarter year-over-year growth rates in revenue, gross profit, operating income and operating margins were positively impacted by Easter falling in the first quarter instead of the second quarter, as it did in 2015. Conversely, our second quarter 2016 year-over-year growth rates in revenue, gross profit, operating income and operating margins were adversely impacted by Easter falling in the first quarter instead of the second quarter, as it did in 2015. Similarly to 2015, in 2017 Easter will fall in the second quarter instead of the first quarter, and will therefore have a negative effect on our first quarter 2017 year-over-year growth rates and a positive effect on our second quarter 2017 year-over-year growth rates as compared to the same periods in 2016 when Easter fell in the first quarter. The timing of other holidays such as Chinese New Year, Carnival and Ramadan can also impact our quarterly year-over-year growth rates.

The impact of seasonality can be exaggerated in the short term by the gross bookings growth rate of the business. For example, in periods where our gross bookings growth rate substantially decelerates, our operating margins typically benefit from relatively less variable advertising expense. In addition, gross profit growth is typically less impacted by decelerating gross bookings growth in the near term due to the benefit of revenue related to reservations booked in previous quarters. Conversely, in periods where our gross bookings growth rate accelerates, our operating margins are typically negatively impacted by relatively more variable advertising expense. In addition, gross profit growth is typically less impacted by accelerating gross bookings growth in the near term as a portion of the revenue recognized from such gross bookings will occur in future quarters.

Employees

As of December 31, 2016, we employed approximately 18,500 employees, of which approximately 3,600 were based in the United States and approximately 14,900 were based outside the United States. We also retain independent contractors to support our customer service, website content translation and system support functions.

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

See Part I Item 1A Risk Factors -"We rely on the performance of highly skilled personnel; and, if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed."

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

Our financial results and prospects are almost entirely dependent upon the sale of travel services. Travel, including accommodation (including hotels, bed and breakfasts, hostels, apartments, vacation rentals and other properties), rental car and airline ticket reservations, is significantly dependent on discretionary spending levels. As a result, sales of travel services tend to decline during general economic downturns and recessions when consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns or effects that reduce their ability or willingness to travel. For example, the worldwide recession that began in 2007 led to a weakening in the fundamental demand for our travel reservation services and an increase in the number of consumers who canceled existing travel reservations with us. Also during the recession, the accommodation industry experienced a significant decrease in occupancy rates and average daily rates ("ADRs"). While lower occupancy rates have historically resulted in accommodation providers increasing their distribution of accommodation reservations through third-party intermediaries such as us, our remuneration for accommodation reservation transactions changes proportionately with price, and therefore, lower ADRs generally have a negative effect on our accommodation reservation business and a negative effect on our gross profit.

Concerns persist about the outlook for the global economy in general, including uncertainty in the European Union and China. Perceived or actual adverse economic conditions, including slow, slowing or negative economic growth, unemployment rates and weakening currencies and concerns over government responses such as higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand. Further, uncertainty regarding the future of the European Union following the United Kingdom's vote to leave ("Brexit") and concerns regarding certain E.U. members with sovereign debt default risks could also negatively affect consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates, increased cancellation rates and weaker trends in hotel ADRs across many regions of the world, particularly in those countries that appear to be most affected by economic uncertainties, which we believe are due at least in part to macro-economic conditions and concerns. Disruptions in the economies of such countries could cause, contribute to or be indicative of deteriorating macro-economic conditions, which in turn could negatively affect travel to or from such countries or the travel industry in general and therefore have an adverse impact on our results of operations.

These and other macro-economic uncertainties, such as sovereign default risk becoming more widespread, declining oil prices, geopolitical tensions and differing central bank monetary policies, have led to significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling and other currencies. Significant fluctuations in currency exchange rates, stock markets and oil prices can also impact consumer travel behavior. For example, although lower oil prices may lead to increased travel activity as consumers have more discretionary funds and airline fares decrease, recent declines in oil prices and stock market volatility may be indicative of broader macro-economic weakness, which in turn could negatively affect the travel industry and our business.

Since the United Kingdom's Brexit vote, global markets and foreign exchange rates have experienced increased volatility, including a sharp decline in the value of the British Pound Sterling as compared to the U.S. Dollar. Upon leaving the European Union, among other things, the United Kingdom could lose access to the single European Union market and travel between the United Kingdom and European Union countries could be restricted. We could face new regulatory costs and challenges if U.K. regulations and policies diverge from those of the European Union. Since the timing and terms of the United Kingdom's exit from the European Union are unknown, we are unable to predict the effect Brexit will have on our business and results of operations. The United Kingdom's decision to leave the European Union could result in other member countries also determining to leave, which could lead to added economic and political uncertainty and further devaluation or eventual abandonment of the Euro common currency, any of which could have a negative impact on travel and therefore our business and results of operations. For the twelve months ended June 30, 2016, U.K. destination gross profit and U.K. source market gross bookings were 10% or less as a share of our business.

The uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations. For example, we have experienced an increase in cancellation rates, which we expect to continue and which we believe is due in part to these macro-economic factors and a resulting lack of consumer confidence. Increased cancellation rates negatively affect our advertising efficiency and our results of operations.

In addition, other unforeseen events beyond our control, such as worldwide recession, oil prices, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Zika, Influenza H1N1, avian bird flu, SARS and MERS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, changes in trade or immigration policies or travel-related accidents, can disrupt travel or otherwise result in declines in travel demand. Because these events or concerns are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our business and results of operations. For example, our business and operations were negatively impacted by the terrorist attacks in Paris in November 2015, Brussels in March 2016, Orlando in June 2016, Nice in July 2016, and Istanbul in July 2016 and January 2017; the coup attempt in Turkey in July 2016; Hurricane Sandy, which disrupted travel in the northeastern United States in late 2012; a major earthquake, tsunami and nuclear emergency in Japan in 2011; severe flooding in Thailand in October 2011; and disruptive civil unrest in Thailand in 2014. In addition, MERS had an adverse impact on our business in northeast Asia in 2015. Also, since 2015, regional hostilities in the Middle East have spurred an unprecedented flow of migrants from that region to Europe and other areas. As countries respond to the migrant crisis, travel between countries within the European Union and to and from the region could be subject to increased restrictions or the closing of borders, which could negatively impact travel to, from or within the European Union and adversely affect our business and results of operations. In the United States, the Trump administration has proposed or is considering various actions that could affect U.S. trade policy or practices, which in turn could adversely affect travel to or from the United States. Future terrorist attacks, natural disasters, health concerns, civil or political unrest or other events out of our control such as the ones described above could disrupt our business and operations and adversely affect our results of operations.

Intense competition could reduce our market share and harm our financial performance.
We compete globally with both online and traditional travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market, including by establishing a flight meta-search product ("Google Flights") and a hotel meta-search business ("Hotel Ads") that are growing rapidly, as well as its "Book on Google" reservation functionality.

We currently, or may potentially in the future, compete with a variety of companies, including:

•
online travel reservation services such as Expedia, Hotels.com, Hotwire, Orbitz, Travelocity, Wotif, Cheaptickets, ebookers, HotelClub, RatesToGo and CarRentals.com, which are owned by Expedia; Hotel Reservation Service (HRS) and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, Car Trawler, Ctrip (in which we hold a minority interest), eLong (in which Ctrip has acquired a significant minority ownership interest), Meituan, ezTravel, MakeMyTrip, OYO Rooms, Yatra, Cleartrip, Traveloka, Webjet, Rakuten, Jalan (which is owned by Recruit), ViajaNet, Submarino Viagens, Despegar/Decolar (in which Expedia holds a minority interest), Fliggy (operated by Alibaba), 17u.com, HotelTonight, CheapOair, Mr. and Mrs. Smith and eDreams ODIGEO;

•
online accommodation search and/or reservation services, such as Airbnb and HomeAway (which is owned by Expedia), currently focused on vacation rental properties and other non-hotel accommodations, including individually owned properties;

•	large online companies, including search, social networking and marketplace companies such as Google, Facebook, Alibaba, Tencent, Amazon, Baidu and Groupon;

•
traditional travel agencies, travel management companies, wholesalers and tour operators, many of which combine physical locations, telephone services and online services, such as Carlson Wagonlit, American Express, BCD Travel, Concur, Thomas Cook, TUI, Hotelbeds and Tourico (which have agreed to merge) and Kuoni, as well as thousands of individual travel agencies around the world;

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

•
online travel search and price comparison services (generally referred to as "meta-search" services), such as TripAdvisor, trivago (in which Expedia holds a majority ownership interest), Qunar (which is controlled by Ctrip), Skyscanner (in which Ctrip holds a majority interest), Google Flights, Google Hotel Ads and HotelsCombined;

•
online restaurant reservation services, such as TripAdvisor's LaFourchette, Yelp's SeatMe, Zomato, Bookatable (which is owned by Michelin), Quandoo (which is owned by Recruit) and Resy (in which Airbnb holds a minority interest); and

•
companies offering new rental car business models or car- or ride-sharing services that affect demand for rental cars, some of which have developed innovative technologies to improve efficiency of point-to-point transportation and extensively utilize mobile platforms, such as Uber, Lyft, Gett, Zipcar (which is owned by Avis), BlaBlaCar, Didi Chuxing and Ola.

TripAdvisor, a leading travel research and review website, Google, the world's largest search engine, and other large, established companies with substantial resources and expertise in developing online commerce and facilitating Internet traffic have launched search, meta-search and/or reservation booking services and may create additional inroads into online travel, both in the United States and internationally. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., accommodations, rental car companies or airlines), online travel company ("OTC") and other travel websites and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTCs or other travel websites, which could lead to travel service providers or others gaining a larger share of search traffic. TripAdvisor and trivago, two leading meta-search companies, support their meta-search services with significant brand and performance advertising. Through our KAYAK meta-search service, we compete directly with other meta-search services. KAYAK depends on access to information related to travel service pricing, schedules, availability and other related information from OTCs and travel service providers. To the extent OTCs or travel service providers do not provide such information to KAYAK, KAYAK's business and results of operations could be harmed.

Consumers may favor travel services offered by meta-search websites or search companies over OTCs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites and increase our advertising and other customer acquisition costs. To the extent any such consumer behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in profits from our KAYAK meta-search business to offset any related decrease in profits experienced by our travel service reservation brands. Further, meta-search services may evolve into more traditional OTCs by offering consumers the ability to make travel reservations directly through their websites. For example, TripAdvisor allows consumers to make a reservation at some accommodations while staying on TripAdvisor through its "Instant Booking" offering, which includes participation by many of the leading global hotel chains, and facilitates hotel reservations on its transaction websites Tingo and Jetsetter.  We have been participating in Instant Booking since 2015, however such participation may not result in substantial incremental bookings and could cannibalize business that would otherwise come to us through other ad offerings on TripAdvisor, directly (including after a consumer first visits TripAdvisor) or through other channels, some of which may be more profitable to us than reservations generated through "Instant Booking." To the extent consumers book travel services through a service such as Google's "Book on Google," a meta-search website or directly with a travel service provider after visiting a meta-search website or meta-search utility on a traditional search engine without using an OTC like us, or if meta-search services limit our participation within their search results or evolve into more traditional OTCs, we may need to increase our advertising or other customer acquisition costs to maintain or grow our reservation bookings and our business and results of operations could be adversely affected.

There has been a proliferation of new channels through which accommodation providers can offer reservations.  For example, companies such as Airbnb and HomeAway (which is owned by Expedia) offer services providing vacation rental property owners, particularly individuals, an online place to list their accommodations where travelers can search and book such properties and compete directly with our vacation rental accommodation services. Airbnb may also seek to further compete with us by offering hotel and other accommodations through their online and mobile platforms. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its website.  If any of these services are successful in attracting consumers who would otherwise use our services, our business and results of operations would be harmed.

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
We conduct a substantial majority of our business outside the United States but we report our results in U.S. Dollars. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. Throughout 2015, the U.S. Dollar strengthened significantly year-over-year relative to substantially all currencies in which we transact, most notably the Euro, Brazilian Real, British Pound Sterling, Russian Ruble and Australian Dollar. In 2016, the U.S. Dollar continued to be stronger year-over-year relative to the British Pound Sterling, Russian Ruble and many other major currencies in which we transact. Since the “Brexit” referendum in the United Kingdom in June 2016, the U.S. Dollar has strengthened significantly against the British Pound Sterling. Potential tax law changes, such as a U.S. border adjustment tax on imported goods, could, if implemented, lead to additional foreign exchange rate volatility and potentially additional strengthening of the U.S. dollar. As a result of these currency exchange rate changes, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars, although to a much lesser extent in 2016 than in 2015. For example, gross profit from our international operations grew 22.3% for the year ended December 31, 2016 compared to the year ended December 31, 2015, but, without the negative impact of changes in currency exchange rates, grew year-over-year on a constant-currency basis by approximately 25%. If the U.S. dollar strengthens further, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income when expressed in U.S. dollars would be adversely affected.

Recent macro-economic conditions, such as sovereign default risk of certain European Union countries with high levels of sovereign debt, concern around devaluation or abandonment of the Euro common currency, declining oil prices, Brexit, geopolitical tensions and differing central bank monetary policies, have led to significant volatility in the exchange rate between the Euro, the British Pound Sterling, the U.S. Dollar and other currencies. Significant fluctuations in currency exchange rates can affect consumer travel behavior. For example, the strengthening of the U.S. Dollar relative to the Euro in 2015 made it more expensive for Europeans to travel to the United States, and dramatic depreciation of the Russian Ruble in 2014 and 2015 made it more expensive for Russians to travel to Europe and most other non-Ruble destinations. Consumers traveling from a country whose currency has weakened against other currencies may book lower ADR accommodations, choose to shorten or cancel their international travel plans or choose to travel domestically rather than internationally, any of which could adversely affect our gross bookings, revenues and results of operations, in particular when expressed in U.S. Dollars.
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
We face risks related to the growth rate and the global expansion of our business.
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
Our strategy involves continued expansion in regions throughout the world. Many of these regions have different economic conditions, customs, languages, currencies, consumer expectations, levels of consumer acceptance and use of the Internet for commerce, legislation, regulatory environments (including labor laws and customs), tax laws and levels of political stability, and we are subject to associated risks typical of international businesses. International markets may have strong local competitors with an established brand and travel service provider or restaurant relationships that may make expansion in that market difficult and costly and take more time than anticipated. In addition, compliance with legal, regulatory or tax requirements in multiple jurisdictions places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences. In some markets such as China, legal and other regulatory requirements may prohibit or limit participation by foreign businesses, such as by making foreign ownership or management of Internet or travel-related businesses illegal or difficult, or may make direct participation in those markets uneconomic, which could make our entry into and expansion in those markets difficult or impossible, require that we work with a local partner or result in higher operating costs. If we are unsuccessful in rapidly expanding in new and existing markets and effectively managing that expansion, our business, results of operations and financial condition could be adversely affected.
Certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding accommodations available for reservation on our websites, including hotels, bed and breakfasts, hostels and vacation rentals. Vacation rentals generally consist of, among others, properties categorized as single-unit and multi-unit villas, apartments, "aparthotels" (which are apartments with a front desk and cleaning service) and chalets and are generally self-catered (i.e., include a kitchen), directly bookable properties. Many of the newer accommodations we add to our travel reservation services, especially in highly penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because a vacation rental is typically either a single unit or a small collection of independent units, vacation rental properties represent more limited booking opportunities than non-vacation rental properties, which generally have more units to rent per property. Our vacation rental accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors. Our vacation rental accommodation business may also experience lower profit margins due to certain additional costs related to offering these accommodations on our websites. As we increase our vacation rental accommodation business, these different characteristics could negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our websites, we expect that our gross bookings growth rate and property growth rate will continue to diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of vacation rental properties increases, the number of reservations per property will likely continue to decrease.
In addition, as our vacation rental reservation business grows, we may incur increasing numbers of complaints related to non-existent properties or properties that are significantly different than as described in the listing, as well as claims of liability based on events occurring at such properties such as robbery, injury, death and other similar events. Such complaints or claims could result in negative publicity and increased costs, which could adversely affect our business and results of operations. Further, the regulatory environment related to vacation rentals is evolving and laws, regulations or property association rules could impose restrictions or burdens on vacation rental property owners that limit or negatively affect their ability to rent their properties. Some jurisdictions have adopted or are considering statutes or ordinances that prohibit owners and managers from renting certain properties for fewer than a stated number of consecutive days or for more than an aggregate total number of days per year. Such regulations could negatively impact the growth of our vacation rental reservation business.
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
The number of our employees worldwide has grown from less than 700 in the first quarter of 2007 to approximately 18,500 as of December 31, 2016, which growth is mostly comprised of hires by our international operations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage this growth and our future operations, especially as we employ personnel in multiple geographic locations around the world.
We rely on performance and brand advertising channels to generate a significant amount of traffic to our websites and grow our business.
We believe that maintaining and strengthening our brands are important aspects of our efforts to attract and retain customers. We have invested considerable money and resources in the establishment and maintenance of our brands, and we will continue to invest resources in brand advertising, marketing and other brand building efforts to preserve and enhance consumer awareness of our brands. In addition, effective performance advertising has been an important factor in our growth, and we believe it will continue to be important to our future success. As our competitors spend increasingly more on advertising, we are required to spend more in order to maintain our brand recognition and, in the case of performance advertising, to maintain and grow traffic to our websites. We may not be able to successfully maintain or enhance consumer awareness and acceptance of our brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness and acceptance of our brands in a cost-effective manner, our business, market share and results of operations would be materially adversely affected.
Our online performance advertising efficiency, expressed as performance advertising expense as a percentage of gross profit, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs-per-click and reduce our performance advertising efficiency. We use third-party websites, including online search engines (primarily Google), meta-search and travel research services and affiliate marketing as primary means of generating traffic to our websites. Our performance advertising expense has increased significantly and our performance advertising efficiency has declined in recent years, a trend we expect to continue. In 2016, performance advertising efficiency declined compared to the prior year, mainly due to growth of paid traffic channels, lower ROIs and timing of booking versus travel resulting from accelerating gross bookings growth during the year. Any reduction in our performance advertising efficiency could have an adverse effect on our business and results of operations, whether through reduced gross profit or gross profit growth or through advertising expenses increasing faster than gross profit and thereby reducing margins and earnings growth.
We believe that a number of factors could cause consumers to increase their shopping activity before making a travel purchase. Increased shopping activity reduces our performance advertising efficiency and effectiveness because traffic becomes less likely to result in a purchase on our website, and such traffic is more likely to be obtained through paid performance advertising channels than through free direct channels. Further, consumers may favor travel services offered by search or meta-search companies over OTCs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites, increase our advertising and other customer acquisition costs and adversely affect our business, margins and results of operations. To the extent any such increased shopping behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in revenues from our KAYAK meta-search business to offset any related decrease in gross profit or increase in advertising and other customer acquisition costs experienced by our OTC brands.

Our business could be negatively affected by changes in Internet search engine algorithms and dynamics or traffic-generating arrangements.
We use Google to generate a significant portion of the traffic to our websites, and, to a lesser extent, we use other search engines and meta-search websites to generate traffic to our websites, principally through pay-per-click advertising campaigns. The pricing and operating dynamics on these search engines can experience rapid change commercially, technically and competitively. For example, Google frequently updates and changes the logic which determines the placement and display of results of a consumer's search, such that the placement of links to our websites can be negatively affected and our costs to improve or maintain our placement in search results can increase. Changes by Google in how it presents travel search results,including its promotion of its travel meta-search services, or the manner in which it conducts the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites, which in turn would have an adverse effect on our business, market share and results of operations.
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
Widespread adoption of mobile devices, such as the iPhone, Android-enabled smartphones and tablets such as the iPad, coupled with the web browsing functionality and development of thousands of useful apps available on these devices, is driving substantial online traffic and commerce to mobile platforms. We have experienced a significant shift of business, both direct and indirect, to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile apps for travel products and other functionality, including proprietary last-minute discounts for accommodation reservations. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple apps from multiple companies providing a similar service and instead prefer to use one or a limited number of apps for their mobile travel and restaurant research and reservation activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important. Our mobile offerings have received generally strong reviews and are driving a material and increasing share of our business. We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer. As a result, it is increasingly important for us to develop and maintain effective mobile apps and websites optimized for mobile devices to provide consumers with an appealing, easy-to-use mobile experience. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile offerings are not used by consumers, we could lose market share to existing competitors or new entrants and our business, future growth and results of operations could be adversely affected.
Google's Android operating system is the leading smartphone operating system in the world. As a result, Google could leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. Further, Google is the leading Internet search service and has leveraged its search popularity to promote its travel meta-search services. Similarly, Apple, the producer of, among other things, the iPhone and iPad, obtained a patent for "iTravel," a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple's iPhone operating system includes "Wallet" (formerly known as "Passbook"), a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and, along with iTravel, may be indicative of Apple's intent to enter the travel reservations business in some capacity. Apple has substantial market share in the smartphone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps and has access to greater resources than we have. Apple may use or expand iTravel, Wallet, Siri (Apple's voice recognition "concierge" service), Apple Pay (Apple's mobile payment system) or another mobile app or functionality as a means of entering the travel reservations marketplace. To the extent Apple or Google use their mobile operating systems, app distribution channels or, in the case of Google, search services, to favor their own travel service offerings, our business and results of operations could be harmed.
We may not be able to keep up with rapid technological changes.
The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new service announcements, introductions and enhancements and changing consumer demands. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the progress of technology adoption in various markets, including the continuing adoption of the Internet and online commerce in certain geographies and the emergence and growth of the use of smartphones and tablets for mobile e-commerce transactions, including through the increasing use of mobile apps. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually innovate and improve the performance, features and reliability of our services in response to competitive service offerings and the evolving demands of the marketplace. In particular, we believe that it is increasingly important for us to effectively offer our services through mobile apps and mobile-optimized websites on smartphones and tablets. Any failure by us to successfully develop and achieve customer adoption of our mobile apps and mobile-optimized websites would likely have a material and adverse effect on our growth, market share, business and results of operations. Further, to the extent mobile devices enable users to block advertising content on their devices, our advertising revenue and our ability to market our brands and acquire new customers may be negatively affected. We believe that ease-of-use, comprehensive functionality and the look and feel of our mobile apps and mobile-optimized websites increasingly will be competitively critical as consumers obtain more of their travel and restaurant services through mobile devices. As a result, we intend to continue to spend significant resources maintaining, developing and enhancing our websites and mobile platforms, including our mobile-optimized websites and mobile apps, and other technologies.
In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes (including new devices and services, such as Amazon's Echo and Alexa and Google Home, and developing technologies, such as artificial intelligence and chatbot technologies) could require us to incur substantial expenditures to modify or adapt our services or infrastructure to those new technologies, which could adversely affect our results of operations or financial condition. For example, KAYAK generates revenues, in part, by allowing consumers to compare search results that appear in additional "pop-under" windows. Changes in browser functionality, such as changes that either block or otherwise limit the use of "pop-under" windows, at times have had a negative impact on our revenues. Any failure to implement or adapt to new technologies in a timely manner or at all could adversely affect our ability to compete, increase our customer acquisition costs or otherwise adversely affect our business, and therefore adversely affect our brand, market share and results of operations.
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
In our processing of travel transactions, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, such as the European Union's Data Protection Directive and variations and implementations of that directive in the member states of the European Union. In addition, in April 2016 the European Union adopted a new General Data Protection Regulation designed to unify data protection within the European Union under a single law, which may result in significantly greater compliance burdens and costs for companies with users and operations in the European Union.  Under the General Data Protection Regulation, fines of up to 20 million Euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The new General Data Protection Regulation is not expected to apply to us until May 2018. In February 2016, E.U. and U.S. authorities announced that they had reached agreement on a new data transfer framework, called the E.U.-U.S. Privacy Shield, which was formally adopted by the European Commission on July 12, 2016. The European Union and the United States are implementing the new framework, but it is expected to be subject to legal challenge. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
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
We have experienced rapid growth in consumer traffic to our websites and through our mobile apps, the number of accommodations on our extranets and the geographic breadth of our operations. If our systems cannot be expanded to cope with increased demand or fail to perform, we could experience unanticipated disruptions in service, slower response times, decreased customer service and customer satisfaction and delays in the introduction of new services, any of which could impair our reputation, damage our brands and materially and adversely affect our results of operations. Further, as an online business, we are dependent on the Internet and maintaining connectivity between ourselves and consumers, sources of Internet traffic, such as Google, and our travel service providers. As consumers increasingly turn to mobile devices, we also become dependent on consumers' access to the Internet through mobile carriers and their systems. Disruptions in Internet access, such as the denial of service attack against Dyn in October 2016 that resulted in a service outage for a number of major Internet companies, whether generally, in a specific market or otherwise, especially if widespread or prolonged, could materially adversely affect our business and results of operations. While we do maintain redundant systems and hosting services, it is possible that we could experience an interruption in our business, and we do not carry business interruption insurance sufficient to compensate us for all losses that may occur.
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
Our existing security measures may not be successful in preventing attacks on our systems, and any such attack could cause significant interruptions in our operations. For instance, from time to time, we have experienced "denial-of-service" type attacks on our systems that have made portions of our websites slow or unavailable for periods of time. There are numerous other potential forms of attack, such as "phishing" (where a third party attempts to infiltrate our systems or acquire information by posing as a legitimate inquiry or electronic communication), SQL injection (where a third party attempts to insert malicious code into our software through data entry fields in our websites in order to gain control of the system) and attempting to use our websites as a platform to launch a "denial-of-service" attack on another party, each of which could cause significant interruptions in our operations and potentially adversely affect our brand, operations and results of operations or involve us in legal or regulatory proceedings. We expend significant resources in an attempt to prepare for and mitigate the effects of any such attacks. Reductions in website availability and response time could cause loss of substantial business volumes during the occurrence of any such attack on our systems, and measures we may take to divert suspect traffic in the event of such an attack could result in the diversion of bona fide customers. These issues are likely to become more difficult to manage as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced. Successful attacks could result in negative publicity, damage our reputation and prevent consumers from booking travel services, researching travel services or making restaurant reservations through us during the attack, any of which could cause consumers to use the services of our competitors, which would have a negative effect on the value of our brands, our market share, business and results of operations.
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
We depend upon various third parties to process payments, including credit cards, for our merchant transactions around the world. In addition, we rely on third parties to provide credit card numbers which we use as a payment mechanism for merchant transactions. If any such third party were wholly or partially compromised, our cash flows could be disrupted or we may not be able to generate merchant transactions (and related revenues) until such a time as a replacement process could be put in place with a different vendor.
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
As an international business providing reservation and advertising services around the world, we are subject to income taxes and non-income-based taxes in the United States and various international jurisdictions. Due to economic and political conditions, tax rates and tax regimes in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets or changes in tax laws or their interpretation. If our effective tax rates were to increase, our results of operations, financial condition and cash flows would be adversely affected.
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
For example, French tax authorities recently concluded an audit that started in 2013 of the tax years 2003 through 2012. The French authorities are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income taxes and value-added taxes. In December 2015, the French tax authorities issued assessments for approximately 356 million Euros, the majority of which represents penalties and interest. We believe that Booking.com has been, and continues to be, in compliance with French tax law, and we intend to contest the assessments. If we are unable to resolve the matter with the French authorities, we would expect to challenge the assessments in the French courts. We may be required to pay, upfront, the full amount or a significant part of any such assessments, though any such payment would not constitute an admission by us that we owe the taxes. At the end of 2016, the French authorities announced their intent to also audit the tax years 2013 to 2015, which could result in additional assessments.
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

As of December 31, 2016, we held approximately $12.6 billion of cash, cash equivalents, short-term investments and long-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our international operations. If that intention changes and we decide to repatriate that cash to the United States, whether due to cash needs in the United States or otherwise, we would incur related U.S. income tax expense, and we would only make income tax payments when we repatriate the cash. We would pay only U.S. federal alternative minimum tax and certain U.S. state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. If our foreign earnings were repatriated, this could result in us being subject to a cash income tax liability on the earnings of our U.S. businesses sooner than would otherwise have been the case. After our net operating loss carryforwards have been fully utilized, foreign tax credits associated with the repatriation of international cash may be used to reduce U.S. federal taxes on the repatriation.
Various proposals have been put forward to reform U.S. corporate income tax law, including proposals that would significantly impact how and at what rates U.S. multinationals are taxed on international earnings. These proposals range from changing the U.S. worldwide tax system to a territorial tax system on the one hand to eliminating the current tax deferral system altogether on the other, introducing a border-adjustment tax that exempts exports but taxes imports, and permitting the expensing of the full cost of certain tangible and intangible property in the year of investment, but limiting interest deductions to interest income with any excess deduction being carried forward to the following year. Other tax reform proposals advanced include limiting interest deductions in thin capitalization circumstances or eliminating all interest deductions, eliminating all business tax expenditures including deductions, exemptions and most credits (excluding R&D credits), changing the rules on the use of net operating losses, potential reduction of U.S. corporate tax rates and allowing international earnings accumulated under the current system to be repatriated to the U.S. at a favorable tax rate. We cannot determine whether some or all of these or other proposals will be enacted into law or what, if any, changes may be made to such proposals prior to being enacted into law.  If U.S. tax laws change in a manner that increases our tax obligations, our financial position and results of operations could be adversely impacted.

Additionally, in October 2015, the Organisation for Economic Co-operation and Development ("OECD") issued "final reports" in connection with its "base erosion and profit shifting" ("BEPS") project. The OECD, with the support of the G20, initiated this project in 2013 in response to concerns that international tax standards have not kept pace with changes in global business practices and that changes are needed to international tax laws to address situations where multinational businesses may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions where the activities creating those profits may take place. The final reports were endorsed by the G20 leaders in November 2015. The final reports propose 15 actions the OECD determined are needed to address base erosion and profit shifting, including: (a) enhancing transparency through the sharing of tax information between countries; (b) prescribing standardized country-by-country reporting and other documentation requirements aimed at identifying where profits, tax and economic activities occur; (c) preventing harmful tax practices including the use of preferential tax regimes; (d) modernizing the OECD's transfer pricing rules related to intangibles; (e) changing the definition of permanent establishment to prevent artificial avoidance of tax nexus; and (f) limiting tax base erosion through interest deductions and other financial payments. The measures have resulted in the development of a multilateral instrument to incorporate and facilitate changes to tax treaties. On January 28, 2016, the European Commission unveiled a new package of proposals aimed at providing a framework for fairer taxation and to provide a coordinated European Union response to combating corporate tax avoidance. Following agreement among the European Union member states on the final content of the package, the European Council formally adopted an Anti-Tax Avoidance Directive on July 12, 2016. The Directive is aimed at preventing aggressive tax planning, increasing tax transparency and creating a fairer tax environment for all businesses in the European Union. We expect many countries to change their tax laws in response to these developments, and several countries have already changed or proposed changes to their tax laws in response to the final BEPS reports and/or the developments in the European Union. Any changes to international tax laws, including new definitions of permanent establishment or changes affecting the benefits of preferential tax regimes such as the Dutch "Innovation Box Tax" (discussed below), could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Further, changes to tax laws and additional reporting requirements could increase the complexity, burden and cost of compliance. Due to the large and expanding scale of our international business activities, any changes in U.S. or international taxation of our activities may increase our worldwide effective tax rate, increase the complexity and costs associated with tax compliance (especially if changes are implemented or interpreted inconsistently across tax jurisdictions) and adversely affect our financial position and results of operations.
We are also subject to non-income-based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, in the United States and various international jurisdictions, as well as the potential for travel transaction taxes in the United States as discussed below and in Note 14 to our Consolidated Financial Statements. From time to time, we are under audit by tax authorities with respect to these non-income-based taxes and may have exposure to additional non-income-based tax liabilities.
We may not be able to maintain our "Innovation Box Tax" benefit.
The Netherlands corporate income tax law provides that income generated from qualifying innovative activities is taxed at the rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings currently qualifies for Innovation Box Tax treatment. In the year ended December 31, 2016, the Innovation Box Tax benefit reduced our consolidated income tax expense by approximately $324.6 million.
In order to be eligible for Innovation Box Tax treatment, Booking.com must, among other things, apply for and obtain a research and development ("R&D") certificate from a Dutch governmental agency every six months confirming that the activities that Booking.com intends to be engaged in over the subsequent six-month period are "innovative." The R&D certificate is current but should Booking.com fail to secure such a certificate in any future period - for example, because the governmental agency does not view Booking.com's new or anticipated activities as innovative - or should this agency determine that the activities contemplated to be performed in a prior period were not performed as contemplated or did not comply with the agency's requirements, Booking.com may lose its certificate and, as a result, the Innovation Box Tax benefit may be reduced or eliminated. Booking.com intends to apply for continued Innovation Box Tax treatment for future periods. However, Booking.com's application may not be accepted, or, if accepted, the amount of qualifying earnings may be reduced.
In addition, tax laws may change resulting in a reduction or elimination of the tax benefit. As discussed above, the OECD's action plan involves, in part, evaluation of preferential tax regimes such as the Innovation Box Tax. The European Union Council of Economics and Finance Ministers ("ECOFIN") has endorsed changes to limit member states' existing innovation and patent box tax regimes providing benefits related to profits derived from intangible assets such as intellectual property. The OECD's October 2015 final reports recommend that intellectual property qualifying for such tax regimes generally be limited to patents and other intellectual property assets that are functionally equivalent to patents (such as copyrighted software) if those other assets are both legally protected and subject to similar approval and registration processes as apply to patents. ECOFIN has endorsed the OECD's modified nexus approach and the European Union Code of Conduct Group will monitor legislative processes in 2016 necessary for European Union member states to change their existing "IP box" regimes to conform to the modified nexus approach, which requires full implementation in member states no later than July 2021. On May 19, 2016, the Dutch government launched a public Internet consultation process on proposed legislative changes to the Dutch Innovation Box Tax regime based on the above-mentioned recommendations made in the OECD's final BEPS report and recent evaluations on the working of the Dutch Innovation Box Tax. The proposed legislative changes were introduced in the Dutch Parliament in September 2016 and approved in December 2016. The new innovation tax rules took effect on January 1, 2017, but also include transition rules. We do not expect the new legislation to have a significant impact on Booking.com's eligibility for the Innovation Box Tax.
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

On July 1, 2015, Booking.com voluntarily implemented the commitments given to the French, Italian and Swedish NCAs throughout the European Economic Area and Switzerland. Nearly all NCAs in the European Economic Area have now closed their investigations following Booking.com's implementation of the commitments in their jurisdictions. Booking.com has also recently resolved the concerns of the NCAs in Australia, New Zealand and Georgia by agreeing to implement the "narrow" price parity clause in these countries. The Turkish NCA recently imposed fines on Booking.com following an investigation into Booking.com's "wide" parity clauses. We are in ongoing discussions with various NCAs in other countries regarding their concerns. We are currently unable to predict the long-term impact the implementation of these commitments will have on Booking.com's business, on investigations by other countries, or on industry practice more generally.

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

A working group of 10 European NCAs (France, Germany, Belgium, Hungary, Ireland, Italy, the Netherlands, Czech Republic, the United Kingdom and Sweden) was established by the European Commission in December 2015 to monitor the effects of the narrow price parity clause in Europe. This working group (the "ECN Working Group") issued questionnaires during 2016 to online travel agencies, including Booking.com and Expedia, meta-search sites and hotels about the narrow price parity clause. On February 17, 2017 the ECN Working Group issued a statement that it would publish its report soon and that it had decided to keep the sector under review and re-assess the competitive situation in due course. Separately, the French NCA, which is conducting its own review of the effects of the narrow price parity clause, issued a report on February 9, 2017, stating that it has not ruled out the possibility of issuing an opinion at its own initiative if a change in competition requires it, and that it would continue to contribute actively to the ECN Working Group process.

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

In August 2015, French legislation known as the "Macron Law" became effective. Among other things, the Macron Law makes price parity agreements illegal, including the "narrow" price parity agreements agreed to by the French NCA in April 2015. Legislation in Austria prohibiting "narrow" price parity agreements (including the narrow parity clause) became effective on December 31, 2016. Similar legislation was approved by the Italian Senate in June 2016 but not ultimately passed, and could be introduced again in 2017. A motion to prohibit the narrow price parity clause has also been proposed in Switzerland. It is not yet clear how the Macron Law and the Austrian legislation or the proposed Italian and Swiss legislation may affect our business in the long term in France, Austria, Italy and Switzerland, respectively.

Further, the European Commission published a communication on online platforms and the digital single market in May 2016 in which it stated that it will engage in targeted fact-finding to investigate concerns raised in a recent public consultation regarding potential unfair terms imposed by online platforms, including price parity clauses. The European Commission plans to report on its findings in the spring of 2017. We are unable to predict what, if any, effect this inquiry will have on our business, industry practices or online commerce more generally.

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
The European Union's ePrivacy Directive requires member countries to adopt regulations governing the use of "cookies" by websites servicing consumers in the European Union. For example, a June 2012 amendment to the Dutch Telecommunications Act requires websites, including Booking.com, to provide Dutch users with clear and comprehensive information about the storage and use of certain cookies and obtain prior consent from the user before placing certain cookies on a user's web browser. To the extent any such regulations require "opt-in" consent before certain cookies can be placed on a user's web browser, our ability, in particular Booking.com's ability, to serve certain customers in the manner we currently do might be adversely affected and our ability to continue to improve and optimize performance on our websites might be impaired, either of which could negatively affect a consumer's experience using our services and our business, market share and results of operations.
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
From time to time, in the ordinary course of our business, we have been subject to, and are currently subject to, legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims, in particular patent claims, against us, particularly as we expand the complexity and scope of our business. For example, in February 2015, IBM sued us and certain of our subsidiaries asserting that we infringed certain IBM patents and claiming damages and injunctive relief. While we believe the suit to be without merit and are contesting it, litigation is uncertain and we may not be successful. We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is extremely expensive and time-consuming, and may divert managerial attention and resources from our business objectives. Successful infringement claims against us could result in a significant monetary liability or prevent us from operating our business, or portions of our business. In addition, resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or possibly to cease using those rights altogether. Any of these events could have a material adverse effect on our business, results of operations and financial condition.
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
OpenTable's post-acquisition strategy was premised on significant and rapid investment in international expansion and various other growth initiatives, resulting in near-term reduced earnings and profit margins but with the goal of achieving significantly increased revenues and profitability in the long term. As this strategy was achieving limited progress, in the third quarter of 2016 OpenTable modified its strategy. As a result, while OpenTable intends to continue to pursue and invest in international expansion and its other growth initiatives, it intends to do so in a more measured and deliberate manner. This change in strategy resulted in OpenTable updating its forecasted financial results to reflect (a) a material reduction in forecasted long-term financial results from these initiatives, partially offset by (b) improved earnings and profit margins in the near term as a result of the reduced investments. As previously disclosed, based on the updated forecast, we estimated a significant reduction in the fair value of the OpenTable business and, for the quarter ended September 30, 2016, recognized a non-deductible goodwill impairment charge of $940.7 million.
Future events and changing market conditions may lead us to again re-evaluate the assumptions reflected in the updated forecast, including key assumptions regarding OpenTable's expected growth rates and operating margins and the success and timing of its international expansion and other growth initiatives, as well as other key assumptions with respect to matters outside of our control, such as discount rates, currency exchange rates, market EBITDA comparables, and changes in accounting policies or practices, including proposed changes affecting measurement of goodwill and/or impairment testing methodology. If OpenTable does not achieve the results currently expected, if its investments, in particular its investments in its international expansion efforts and other growth initiatives, are not successful, or if any of the assumptions underlying our estimate of the value of the OpenTable business, including those mentioned above, prove to be incorrect, we may further refine our forecast for the OpenTable business and recognize an additional goodwill impairment and an impairment of intangible assets, which could have a material adverse effect on our results of operations.
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
We also invest from time to time in private companies and these investments are generally accounted for under the cost method. Such investments are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or ever become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced to the market. Further, our ability to liquidate any such investments is typically dependent on a liquidity event, such as a public offering or acquisition, as no public market exists for such securities. Valuations of privately-held companies are inherently complex and uncertain due to the lack of a liquid market for the company's securities. If we determine that any of our investments in such companies have experienced a decline in value, we may be required to record an other-than-temporary impairment. For example, during the first quarter of 2016, we recognized an other-than-temporary impairment of approximately $50 million related to our cost-method investment in Hotel Urbano, and in the second quarter of 2016, after discussions with Hotel Urbano's management, we recognized a further impairment of approximately $10 million to write-off the remainder of our investment in Hotel Urbano. In addition, during the second quarter of 2016 we recognized an impairment of approximately $3 million for an investment in another private company. See Note 4 to the Consolidated Financial Statements.

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
Our results have been negatively impacted by purchases made using fraudulent credit cards. Because we facilitate the processing of customer credit cards in many of our transactions, including a majority of our priceline.com, agoda.com and Rentalcars.com transactions, we may be held liable for accepting fraudulent credit cards on our websites as well as other payment disputes with our customers. Additionally, we may be held liable for accepting fraudulent credit cards in certain transactions when we do not facilitate the processing of customer credit cards. Accordingly, we calculate and record an allowance for the resulting customer chargebacks. If we are unable to combat the use of fraudulent credit cards on our websites, our business, results of operations and financial condition could be materially adversely affected.

In addition, in the event that one of our major travel service providers voluntarily or involuntarily declares bankruptcy, we could experience an increase in chargebacks from customers with travel reservations with such travel service provider. For example, airlines that participate in our services and declare bankruptcy or cease operations may be unable or unwilling to honor tickets sold for their flights. Our policy in such event is to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we process sales of Express Deals® airline tickets on a merchant basis, we could experience a significant increase in demands for refunds or credit card chargebacks from customers, which could materially adversely affect our results of operations and financial condition. We have in the past experienced an increase in chargebacks from customers with tickets on airlines that ceased operations. We process credit card transactions and operate in numerous currencies. Credit card and other payment processing costs are typically higher for foreign currency transactions and in instances where cancellations occur.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters and the headquarters of our priceline.com business are located in Norwalk, Connecticut, United States of America, where we lease approximately 90,000 square feet of office space. We lease approximately 258,000 square feet of office space in Amsterdam, Netherlands for the headquarters of our Booking.com business; our agoda.com business has significant support operations in Bangkok, Thailand, where we lease approximately 140,000 square feet of office space; our KAYAK business is headquartered in Stamford, Connecticut, United States of America, where we lease approximately 18,000 square feet of office space; our OpenTable business is headquartered in San Francisco, California, United States of America, where we lease approximately 60,000 square feet of office space; and our Rentalcars.com business is headquartered in Manchester, England, where we lease approximately 45,000 square feet of office space.  We lease additional office space to support our operations in various locations around the world, including hosting and data center facilities in the United States, the United Kingdom, Switzerland, the Netherlands, Germany, Singapore, Hong Kong and China and sales and support facilities in numerous locations. Other than the office building in the Netherlands that is currently under construction (see the section "Building Construction" within Note 14 to our Consolidated Financial Statements for more details, which is incorporated into this Item 2 by reference thereto), we do not own any real estate as of December 31, 2016.

We believe that our existing facilities are adequate to meet our current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further expansion of corporate operations.

Item 3.  Legal Proceedings

A description of material legal proceedings to which we are a party, and updates thereto, is included in Note 14 to our Consolidated Financial Statements included in Annual Report on Form 10-K for the year Ended December 31, 2016, and is incorporated into this Item 3 by reference thereto.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "PCLN."  The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market:

2016	High	Low

First Quarter	$1,361.63	$954.02
Second Quarter	1,394.00	1,148.06
Third Quarter	1,481.78	1,245.51
Fourth Quarter	1,600.93	1,422.19

2015	High	Low

First Quarter	$1,264.00	$990.69
Second Quarter	1,280.97	1,103.45
Third Quarter	1,395.00	1,115.77
Fourth Quarter	1,476.52	1,212.00

Holders

As of February 21, 2017, there were approximately 203 stockholders of record of The Priceline Group Inc.'s common stock.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to pay any cash dividends for the foreseeable future.

Performance Measurement Comparison

The following graph shows the total stockholder return through December 31, 2016 of an investment of $100 in cash on December 31, 2011 for The Priceline Group Inc. common stock and an investment of $100 in cash on December 31, 2011 for (i) the NASDAQ Composite Index, (ii) the Standard and Poor's 500 Index and (iii) the Research Data Group ("RDG") Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the Internet industry, including Internet software and service companies and e-commerce companies. Historic stock performance is not necessarily indicative of future stock price performance.  All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month:

Measurement Point December 31	The Priceline Group Inc.	NASDAQ Composite Index	S&P 500 Index	RDG Internet Composite

2011	100.00	100.00	100.00	100.00
2012	132.64	116.41	116.00	119.34
2013	248.53	165.47	153.58	195.83
2014	243.79	188.69	174.60	192.42
2015	272.59	200.32	177.01	264.96
2016	313.45	216.54	198.18	277.56

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended December 31, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2016 —	8,964	(1)	$1,441.09	8,964	$2,389,097,571	(1)
October 31, 2016	342	(2)	$1,474.99	N/A	N/A
	—
November 1, 2016 —	39,030	(1)	$1,500.69	39,030	$2,330,525,514	(1)
November 30, 2016	2,237	(2)	$1,545.39	N/A	N/A

December 1, 2016 —	128,189	(1)	$1,498.12	128,189	$2,138,483,581	(1)
December 31, 2016	2,394	(2)	$1,484.35	N/A	N/A
Total	181,156		$1,496.21	176,183	$2,138,483,581

(1)	Pursuant to a stock repurchase program announced on February 17, 2016, whereby the Company was authorized to repurchase up to $3,000,000,000 of its common stock.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)

Total revenues	$10,743,006	$9,223,987	$8,441,971	$6,793,306	$5,260,956
Cost of revenues	428,314	632,180	857,841	1,077,420	1,177,275
Gross profit	10,314,692	8,591,807	7,584,130	5,715,886	4,083,681
Total operating expenses(1)	7,408,379	5,332,900	4,510,818	3,303,472	2,253,888
Operating income(1)	2,906,313	3,258,907	3,073,312	2,412,414	1,829,793
Total other expense	193,075	130,587	83,864	115,877	67,924
Income tax expense	578,251	576,960	567,695	403,739	337,832
Net income(1)	2,134,987	2,551,360	2,421,753	1,892,798	1,424,037
Net income attributable to noncontrolling interests(2)	—	—	—	135	4,471
Net income applicable to common stockholders(1)	2,134,987	2,551,360	2,421,753	1,892,663	1,419,566
Net income applicable to common stockholders per basic common share (1)	43.14	50.09	46.30	37.17	28.48
Net income applicable to common stockholders per diluted common share (1)	42.65	49.45	45.67	36.11	27.66
Total assets	19,838,973	17,420,575	14,770,977	10,428,543	6,547,771
Long-term obligations, redeemable noncontrolling interests(3)	8,127,895	7,185,796	4,862,730	2,289,039	1,710,194
Total liabilities	9,990,293	8,625,106	6,203,954	3,510,281	2,435,854
Total stockholders' equity	9,820,142	8,795,469	8,566,694	6,909,729	3,896,975

(1)
tIncludes a non-cash charge related to an impairment of OpenTable goodwill of $940.7 million, which is not tax deductible, for the year ended December 31, 2016 (see Note 9 to the Consolidated Financial Statements). The goodwill impairment charge reduced the 2016 basic and diluted net income per share by $19.01 and $18.79, respectively.

(2)
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

(3)	Includes convertible debt which is classified as a current liability from 2011 through 2014 and 2016.

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

We evaluate certain operating and financial measures on both an as-reported and constant-currency basis. We calculate constant currency by converting our current-year period financial results for transactions recorded in currencies other than U.S. Dollars using the corresponding prior-year period monthly average exchange rates rather than the current-year period monthly average exchange rates.

Overview

Our mission is to help people experience the world. We seek to achieve our mission by providing consumers, travel service providers and restaurants with worldwide leadership in online reservation and related services. We operate six primary, independently managed brands:

•	Booking.com - the world’s leading brand for booking online accommodation reservations, based on room nights booked.

•	priceline.com - a leading hotel, rental car, airline ticket and vacation package reservation service in the United States.

•	KAYAK - a leading meta-search service allowing consumers to easily search and compare travel itineraries and prices, including airline ticket, accommodation and rental car reservation information.

•	agoda.com - a leading accommodation reservation service catering primarily to consumers in the Asia-Pacific region.

•	Rentalcars.com - a leading worldwide rental car reservation service.

•	OpenTable - a leading provider of restaurant reservation and information services to consumers and restaurant reservation management services to restaurants.

We refer to our company and all of our subsidiaries and brands collectively as "The Priceline Group," the "Company," "we," "our" or "us."

Our business is driven primarily by international results, which consist of the results of Booking.com, agoda.com and Rentalcars.com and the international businesses of KAYAK and OpenTable (in each case regardless of where the consumer resides, where the consumer is physically located while using our services or the location of the travel service provider or restaurant). During the year ended December 31, 2016, our international business (the substantial majority of which is generated by Booking.com) represented approximately 88% of our consolidated gross profit. A significant majority of our gross profit is earned in connection with facilitating accommodation reservations. See Note 16 to the Consolidated Financial Statements for more geographic information.

We derive substantially all of our gross profit from the following sources:

•	Commissions earned from facilitating reservations of accommodations, rental cars, cruises and other travel services on an agency basis;

•	Transaction gross profit on a merchant basis and customer processing fees from our accommodation, rental car, airline ticket and vacation package reservation services;

•	Advertising revenues primarily earned by KAYAK from sending referrals to OTCs and travel service providers, as well as from advertising placements on KAYAK's websites and mobile apps;

•
Beginning on July 24, 2014, reservation revenues paid by restaurants for diners seated through OpenTable's online reservation services, subscription fees for restaurant reservation management services provided by OpenTable and other OpenTable revenues; and

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

Trends

Over the last several years we have experienced strong growth in our accommodation reservation services. We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the widespread adoption of mobile devices, the high growth of travel overall in emerging markets such as Asia-Pacific and South America, and the continued innovation and execution by our teams around the world to build accommodation supply, content and distribution and to improve the consumer experience on our websites and mobile apps. These year-over-year growth rates have generally decelerated. Given the size of our accommodation reservation business, we expect that our year-over-year growth rates will generally continue to decelerate, though the rate of deceleration may fluctuate and there may be periods of acceleration from time to time. For example, for the year ended December 31, 2016, our accommodation room night reservation growth was 29%, as compared to 25% in 2015, 28% in 2014, 37% in 2013 and 40% in 2012.

Our international business represents the substantial majority of our financial results, and we expect our operating results and other financial metrics to continue to be largely driven by international performance. The size of the travel market outside of the United States is substantially greater than that within the United States. Historically, Internet use and e-commerce activity of international consumers have trailed that of consumers in the United States. However, international consumers are increasingly moving to online means for purchasing travel. Accordingly, recent international online travel growth rates have substantially exceeded, and are expected to continue to exceed, the growth rates within the United States. We expect that over the long term, international online travel growth rates will follow a similar trend to that experienced in the United States. In addition, the base of hotel properties in Europe and Asia is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains. We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States. We believe these trends and factors have enabled us to become the leading online accommodation reservation service provider in the world as measured by room nights booked. We believe that the opportunity to continue to grow our business exists for the markets in which we operate.

Our growth has primarily been generated by our worldwide accommodation reservation service brand, Booking.com, which is our most significant brand, and has been due, in part, to the availability of a large and growing number of directly bookable properties through Booking.com. Booking.com included over 1,115,000 properties on its website as of December 31, 2016, which included over 568,000 vacation rental properties (updated property counts are available on the Booking.com website), and compares to over 852,000 properties (including over 390,000 vacation rental properties) as of December 31, 2015.

We intend to continue to invest in adding accommodations available for reservation on our websites, including hotels, bed and breakfasts, hostels and vacation rentals. Vacation rentals generally consist of, among others, properties categorized as single-unit and multi-unit villas, apartments, "aparthotels" (which are apartments with a front desk and cleaning service) and chalets and are generally self-catered (i.e., include a kitchen), directly bookable properties. Many of the newer accommodations we add to our travel reservation services, especially in highly penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because a vacation rental is typically either a single unit or a small collection of independent units, vacation rental accommodations represent more limited booking opportunities than non-vacation rental properties, which generally have more units to rent per property. Our vacation rental accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors. Our vacation rental accommodation business may also experience lower profit margins due to certain additional costs related to offering these accommodations on our websites. As we increase our vacation rental accommodation business, these different characteristics could negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our websites, we expect that our gross bookings growth rate and property growth rate will continue to diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of vacation rental properties increases, we expect that the number of reservations per property will likely continue to decrease. We believe that continuing to expand the number and variety of accommodations available through our services, in particular Booking.com, will help us to continue to grow our accommodation reservation business.

As part of our strategy to increase the number and variety of accommodations available on Booking.com, Booking.com is increasingly processing transactions on a merchant basis where it facilitates payments on behalf of customers. This allows Booking.com to process transactions for properties that do not accept credit cards and to increase its ability to offer flexible transaction terms to consumers, such as the form and timing of payment. Although we will incur additional payment processing costs and chargebacks related to these transactions, which are recorded as sales and marketing expenses in our statement of operations and which will negatively impact our operating margins, we believe that adding these types of properties and service offerings will benefit our customers and our gross bookings, room night and earnings growth rates.

Concerns persist about the outlook for the global economy in general, including uncertainty in the European Union and China. Perceived or actual adverse economic conditions, including slow, slowing or negative economic growth, unemployment rates and weakening currencies and concerns over government responses such as higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand. Further, uncertainty regarding the future of the European Union following the United Kingdom’s vote to leave (“Brexit”) and concerns regarding certain E.U. members with sovereign debt default risks could also negatively affect consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates, increased cancellation rates and weaker trends in hotel ADRs across many regions of the world, particularly in those countries that appear to be most affected by economic uncertainties, which we believe are due at least in part to macro-economic conditions and concerns. For more detail, see Part I Item 1A Risk Factors - "Declines or disruptions in the travel industry could adversely affect our business and financial performance."

These and other macro-economic uncertainties, such as sovereign default risk becoming more widespread, declining oil prices, geopolitical tensions and differing central bank monetary policies, have led to significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling and other currencies. Significant fluctuations in currency exchange rates, stock markets and oil prices can also impact consumer travel behavior.
As noted earlier, our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. Throughout 2015, the U.S. Dollar strengthened significantly year-over-year relative to substantially all currencies in which we transact, most notably the Euro, Brazilian Real, British Pound Sterling, Russian Ruble and Australian Dollar. In 2016, the U.S. Dollar continued to be stronger year-over-year relative to the British Pound Sterling, Russian Ruble and many other major currencies in which we transact. Since the "Brexit" referendum in the United Kingdom in June 2016, the U.S. Dollar has strengthened significantly against the British Pound Sterling. As a result of these currency exchange rate changes, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars, although to a much lesser extent in 2016 than in 2015. For example, gross profit from our international operations grew 22.3% for the year ended December 31, 2016 compared to the year ended December 31, 2015, but, without the negative impact of changes in currency exchange rates, grew year-over-year on a constant-currency basis by approximately 25%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins are not significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated 2022 Notes, 2024 Notes and 2027 Notes, and accrued interest thereon, provide a natural hedge of the net assets of certain of our Euro functional currency subsidiaries. For more information, see Part I Item 1A Risk Factors - "We are exposed to fluctuations in currency exchange rates."
We generally enter into derivative instruments to minimize the impact of short-term currency fluctuations on the translation of our consolidated operating results into U.S. Dollars. However, such derivative instruments are short term in nature and not designed to hedge against currency fluctuations that could impact growth rates for our gross bookings, revenues or gross profit (see Note 5 to the Consolidated Financial Statements for additional information on our derivative contracts).
We compete globally with both online and traditional providers of travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Amazon and Facebook, have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market, including by establishing a flight meta-search product (“Google Flights”) and a hotel meta-search business ("Hotel Ads") that are growing rapidly, as well as its "Book on Google" reservation functionality. Our markets are also subject to rapidly changing conditions, including technological developments, consumer behavior changes, regulatory changes and travel service provider consolidation. We expect these trends to continue. For example, we have experienced a significant shift of both direct and indirect business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. In addition, the gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. For more detail regarding the competitive trends and risks we face, see Part I Item 1 Business - "Competition", Part I Item 1A Risk Factors - "Intense competition could reduce our market share and harm our financial performance." and "Consumer adoption and use of mobile devices creates new challenges and may enable device companies such as Apple to compete directly with us." and "We may not be able to keep up with rapid technological changes."
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

In addition to providing retail travel reservation services, our priceline.com brand is a leading provider of discounted opaque travel reservation services in the United States through its Name Your Own Price® and Express Deals® offerings. These discounted services are referred to as "opaque" because certain elements of the reservation, including the name of the travel service provider, are not made known to the traveler until after the reservation is made. In general, we expect that over time our opaque services will continue to decrease in relative importance to our overall business due, we believe, to a variety of factors, including the growth rates of our retail businesses, competition, relative complexity, travel restrictions often required by the travel service provider, difficulty in offering these services on mobile devices, increased discounts available to consumers through closed user groups, and limited availability of discounted travel reservations from travel service providers, particularly during periods of high consumer demand.

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Both our performance and brand advertising expenses have increased significantly in recent years, a trend we expect to continue. For the years ended December 31, 2016, 2015 and 2014, our total performance advertising expense was approximately $3.5 billion, $2.7 billion and $2.3 billion, respectively, primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our websites. We also invested approximately $296 million, $274 million and $257 million in brand advertising during 2016, 2015 and 2014, respectively, primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook) and online display advertising. We intend to continue a strategy of promoting brand awareness through both online and offline advertising efforts, including by expanding brand campaigns into additional markets. We have observed increased brand advertising by OTCs, meta-search services and travel service providers, particularly in North America and Europe, which may make our brand advertising efforts more expensive and less effective.

Performance advertising efficiency, expressed as performance advertising expense as a percentage of gross profit, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs-per-click and reduce our performance advertising efficiency. We have also experienced increasing cancellation rates, which we expect to continue and which negatively affects our advertising efficiency and results of operations. Changes by Google in how it presents travel search results, including by placing its own offerings at or near the top of search results, or the manner in which it conducts the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites. We have observed a long-term trend of decreasing performance advertising returns on investment ("ROIs"), a trend we expect to continue, though the rate of decrease may fluctuate and there may be periods of stable or increasing ROIs from time to time. See Part I Item 1A Risk Factors - "We rely on performance and brand advertising channels to generate a significant amount of traffic to our websites and grow our business." and "Our business could be negatively affected by changes in Internet search engine algorithms and dynamics or traffic-generating arrangements."

The national competition authorities ("NCAs") of many governments have conducted or are conducting investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. Some countries have adopted or proposed legislation that could also affect business practices within the online travel industry. For example, in August 2015, France adopted legislation known as the "Macron Law" making price parity agreements illegal, including those that had been approved by the French NCA, and similar legislation may be enacted in other counties. For more information on these investigations and their potential effects on our business, see Note 14 to our Consolidated Financial Statements and Part I Item 1A Risk Factors - "As the size of our business grows, we may become increasingly subject to the scrutiny of anti-trust and competition regulators."

Seasonality

A meaningful amount of our gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. However, we generally do not recognize revenue from these bookings until the travel occurs, which can be in a quarter other than when the reservation is booked. In contrast, we expense the substantial majority of our advertising activities as the expense is incurred, which, in the case of performance advertising in particular, is typically in the quarter in which associated reservations are booked. As a result of this potential timing difference between when we record advertising expense and when we recognize associated revenue, we have historically experienced our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of accommodation checkouts for the year for our European and North American businesses. The first quarter of the year is typically our lowest level of profitability and may experience volatility in earnings growth rates due to these seasonal timing factors. For our Asia-Pacific business, we experience the highest levels of accommodation bookings in the third and fourth quarters of the year, and the highest levels of travel consumption in the fourth quarter. As the relative growth rates for these businesses fluctuate, the quarterly distribution of our operating results may vary.

In addition, the date on which certain holidays fall can have an impact on our quarterly results. For example, in 2016, our first quarter year-over-year growth rates in revenue, gross profit, operating income and operating margins were positively impacted by Easter falling in the first quarter instead of the second quarter, as it did in 2015. Conversely, our second quarter 2016 year-over-year growth rates in revenue, gross profit, operating income and operating margins were adversely impacted by Easter falling in the first quarter instead of the second quarter, as it did in 2015. Similarly to 2015, in 2017 Easter will fall in the second quarter instead of the first quarter, and will therefore have a negative effect on our first quarter 2017 year-over-year growth rates and a positive effect on our second quarter 2017 year-over-year growth rates as compared to the same periods in 2016 when Easter fell in the first quarter. The timing of other holidays such as Chinese New Year, Carnival and Ramadan can also impact our quarterly year-over-year growth rates.

The impact of seasonality can be exaggerated in the short term by the gross bookings growth rate of the business. For example, in periods where our gross bookings growth rate substantially decelerates, our operating margins typically benefit from relatively less variable advertising expense. In addition, gross profit growth is typically less impacted by decelerating gross bookings growth in the near term due to the benefit of revenue related to reservations booked in previous quarters. Conversely, in periods where our gross bookings growth rate accelerates, our operating margins are typically negatively impacted by relatively more variable advertising expense. In addition, gross profit growth is typically less impacted by accelerating gross bookings growth in the near term as a portion of the revenue recognized from such gross bookings will occur in future quarters.

Other Factors

We believe that our future success depends in large part on our ability to continue to profitably grow our brands worldwide, and, over time, to offer other travel and travel-related services. Factors beyond our control, such as worldwide recession, oil prices, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Zika, Influenza H1N1, avian bird flu, SARS and MERS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities or travel-related accidents, can disrupt travel or otherwise result in declines in travel demand. Because these events or concerns are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our business and results of operations. See Part I Item 1A Risk Factors - “Declines or disruptions in the travel industry could adversely affect our business and financial performance.”

We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve long-term operating results, even if those expenditures create pressure on operating margins. We have experienced pressure on operating margins as we prioritize initiatives that drive growth. We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, mergers and acquisitions. Our goal is to grow gross profit and achieve healthy operating margins in an effort to maintain profitability. The uncertain and highly competitive environment in which we operate makes the prediction of future results of operations difficult, and accordingly, we may not be able to sustain gross profit growth and profitability.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies and estimates are more fully described in Note 2 to the Consolidated

Financial Statements. Certain of our accounting estimates are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. We evaluate our estimates on an ongoing basis. Estimates are based on, among other things, historical experience, terms of existing contracts, our observance of trends in the travel industry and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies that involve significant estimates and judgments of management include the following:

•
Stock-Based Compensation. We record stock-based compensation expense for equity-based awards over the recipient's service period based upon the grant date fair value of the award. A number of our equity awards have performance targets (a performance "contingency") which, if satisfied, can increase the number of shares issued to the recipients at the end of the performance period or, in certain instances, if not satisfied, reduce the number of shares issued to the recipients, sometimes to zero, at the end of the performance period. The performance periods for our performance based equity awards are typically three years. We record stock-based compensation expense for these performance-based awards based upon our estimate of the probable outcome at the end of the performance period (i.e., the estimated performance against the performance targets). We periodically adjust the cumulative stock-based compensation expense recorded when the probable outcome for these performance-based awards is updated based upon changes in actual and forecasted operating results. Stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014 includes charges amounting to $20.7 million, $22.6 million and $20.6 million, respectively, representing the impact of adjusting the estimated probable outcome of unvested performance share units. Our actual performance against the performance targets could differ materially from our estimates.

We record stock-based compensation expense net of estimated forfeitures. In determining the estimated forfeiture rates, we periodically review actual forfeitures and update our estimates for future forfeitures, if necessary. To the extent that actual forfeiture rates differ from current estimates, a cumulative expense adjustment is recorded in the period in which the estimate is revised (see "Recent Accounting Pronouncements" described in Note 2 to the Consolidated Financial Statements for accounting changes that are effective January 1, 2017).

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

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. A substantial portion of our intangibles and goodwill relates to the acquisitions of OpenTable in July 2014 and KAYAK in May 2013. As of September 30, 2016, we performed our annual goodwill impairment testing. Other than OpenTable, the fair values of our reporting units substantially exceeded their respective carrying values. For OpenTable, we recognized a non-cash impairment charge for goodwill of $940.7 million, which is not tax deductible, resulting in an adjusted carrying value of OpenTable goodwill of $580.1 million as of September 30, 2016. The goodwill impairment charge was included in operating expenses in the Consolidated Statement of Operations for the year ended December 31, 2016. OpenTable’s estimated fair value was determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approaches (EBITDA multiples of comparable publicly-traded companies and precedent transactions). Since the annual impairment test as of September 30, 2016, there have been no further events or changes in circumstances to indicate a potential impairment.

The goodwill impairment is primarily the result of a change in OpenTable’s business strategy that occurred during the third quarter of 2016. OpenTable’s post-acquisition strategy was premised on significant and rapid investment in international expansion and various other growth initiatives, resulting in near-term reduced earnings and profit margins but with the goal of achieving significantly increased revenues and profitability in the long term. This strategy has resulted in limited progress to date. As a result, while OpenTable intends to continue to pursue and invest in international expansion and its other growth initiatives, it intends to do so in a more measured and deliberate manner. This change in strategy resulted in OpenTable updating its forecasted financial results to reflect (a) a material reduction in forecasted long-term financial results from these initiatives, partially offset by (b) improved earnings and profit margins in the near term as a result of the reduced investments. Based on the updated forecast, we estimated a significant reduction in the fair value of the OpenTable business and recorded the goodwill impairment discussed above.

Future events and changing market conditions may lead us to again re-evaluate the assumptions reflected in the updated forecast, including key assumptions regarding OpenTable's expected growth rates and operating margins and the success and timing of its international expansion and other growth initiatives, as well as other key assumptions with respect to matters outside of our control, such as discount rates, currency exchange rates, market EBITDA comparables, and changes in accounting policies or practices, including the January 2017 accounting update that changes the goodwill impairment testing methodology (see Note 2 to the Consolidated Financial Statements). If OpenTable does not achieve the results currently expected, its investments, in particular its investments in its international expansion efforts and other growth initiatives, are not successful, or any of the assumptions underlying our estimate of the value of the OpenTable business, including those mentioned above, prove to be incorrect, we may further refine our forecast for the OpenTable business and recognize an additional goodwill impairment, which could have a material adverse effect on our results of operations.

Additionally, we evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets and intangibles may not be recoverable. The significant factors that are considered that could trigger an impairment review include changes in business strategies, market conditions, or the manner of use of an asset; under performance relative to historical or expected future operating results; and negative industry or economic trends. In evaluating an asset for possible impairment, management estimates that asset's future undiscounted cash flows to measure whether the carrying value of the asset is recoverable. If it is determined that the asset is not recoverable, we measure the impairment based upon the fair value of the asset compared to its carrying value. The fair value represents the projected discounted cash flows of the asset over its remaining life. We tested the recoverability of OpenTable’s other long-lived assets and concluded there was no impairment as of September 30, 2016.

•
Income Taxes. We determine our tax expense based on our income and statutory tax rates applicable in the various jurisdictions in which we operate. Due to the complex nature of tax legislation and frequent changes with such associated legislation, significant judgment is required in computing our tax expense and determining our tax positions. We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of temporary differences and tax planning strategies and record valuation allowances as required.

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

We intend to indefinitely reinvest the unremitted earnings of our international subsidiaries outside of the United States. At December 31, 2016 and 2015, we had approximately $13.0 billion and $9.9 billion, respectively, of cumulative unremitted international earnings. We estimate that the deferred tax liability we would record if such earnings were not indefinitely reinvested internationally is approximately $2.3 billion as of December 31, 2016.

Recent Accounting Pronouncements - See Note 2 to the Consolidated Financial Statements for details, which is incorporated into this Item 7 by reference thereto.

Results of Operations

Year Ended December 31, 2016 compared to Year Ended December 31, 2015

Operating and Statistical Metrics

Our financial results are driven by certain operating metrics that encompass the booking and other business activity generated by our travel and travel-related services.  Specifically, reservations of accommodation room nights, rental car days and airline tickets capture the volume of units booked through our OTC brands by our travel reservation services customers.  Gross bookings is an operating and statistical metric that captures the total dollar value, generally inclusive of taxes and fees, of all travel services booked through our OTC brands by our customers, net of cancellations, and is widely used in the travel business. Our non-OTC brands (KAYAK and OpenTable) have different business metrics from those of our OTC brands and therefore search queries through KAYAK and restaurant reservations through OpenTable do not contribute to our gross bookings.

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the years ended December 31, 2016 and 2015 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	(in millions)
	2016	2015	Change
Agency	$58,638	$47,969	22.2%
Merchant	9,449	7,559	25.0%
Total	$68,087	$55,528	22.6%

Gross bookings increased by 22.6% for the year ended December 31, 2016, compared to the year ended December 31, 2015 (growth on a constant-currency basis was approximately 25%), principally due to growth of 28.7% in accommodation room night reservations and growth of 11.2% in rental car day reservations, partially offset by the impact of foreign exchange rate fluctuations, a slight decrease in accommodation ADRs (the decline on a constant-currency basis was less than 1%) and decreases in airfares and airline ticket reservations. We believe that unit growth rates and total gross bookings and gross profit growth on a constant-currency basis, each of which exclude the impact of foreign exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

Agency gross bookings are derived from travel-related transactions where we do not facilitate payments for the travel services provided. Agency gross bookings increased by 22.2% for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to growth in gross bookings from Booking.com agency retail accommodation room night reservations.

Merchant gross bookings are derived from services where we facilitate payments for the travel services provided. Merchant gross bookings increased by 25.0% for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to growth in gross bookings from the merchant accommodation reservation services for Booking.com and agoda.com, the merchant rental car reservation service for Rentalcars.com and the merchant airline ticket reservation service for priceline.com.

Accommodation room nights, rental car days and airline tickets reserved through our services for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,
	(in millions)
	2016	2015	Change
Room Nights	556.6	432.3	28.7%
Rental Car Days	66.6	59.9	11.2%
Airline Tickets	7.3	7.7	(5.2)%

Accommodation room night reservations increased by 28.7% for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to strong execution by our brand teams to add accommodations to our websites, advertise our brands to consumers and provide a continuously improving experience for customers on our desktop and mobile platforms.

Rental car day reservations increased by 11.2% for the year ended December 31, 2016, compared to the year ended December 31, 2015, due to an increase in rental car day reservations for Rentalcars.com.

Airline ticket reservations decreased by 5.2% for the year ended December 31, 2016, compared to the year ended December 31, 2015, due to a decline in priceline.com's retail airline ticket reservations and the discontinuation on September 1, 2016 of priceline.com’s Name Your Own Price® airline ticket reservation offering, partially offset by an increase in priceline.com's Express Deals® airline ticket reservations.

Revenues

We classify our revenue into three categories:

•
Agency revenues are derived from travel-related transactions where we do not facilitate payments for the travel services provided. Agency revenues consist primarily of travel reservation commissions, as well as certain GDS reservation booking fees and travel insurance fees, and are reported at the net amounts received, without any associated cost of revenue. Substantially all of the revenue for Booking.com is agency revenue comprised of accommodation reservation commissions.

•
Merchant revenues are derived from services where we facilitate payments for the travel services provided. Merchant revenues include (1) transaction net revenues (i.e., the amount charged to a customer, less the amount charged to us by travel service providers) and travel reservation commissions in connection with (a) the accommodation reservations provided through our merchant retail accommodation reservation services at agoda.com, Booking.com and priceline.com and (b) the reservations provided through our merchant rental car service at Rentalcars.com and priceline.com’s Express Deals® reservation services; (2) transaction revenues representing the price of Name Your Own Price® reservations charged to a customer (with a corresponding travel service provider cost recorded in cost of revenues); (3) ancillary fees, including damage excess waiver and travel insurance fees and certain GDS reservation booking fees; and (4) customer processing fees charged in connection with (a) priceline.com's opaque reservation services and (b) the merchant retail accommodation reservation services at priceline.com and agoda.com.

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

	Year Ended December 31,
	(in thousands)
	2016	2015	Change
Agency Revenues	$7,982,116	$6,527,898	22.3%
Merchant Revenues	2,048,005	2,082,973	(1.7)%
Advertising and Other Revenues	712,885	613,116	16.3%
Total Revenues	$10,743,006	$9,223,987	16.5%

Agency Revenues

Agency revenues increased by 22.3% for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily as a result of growth in agency accommodation room night reservations at Booking.com.

Merchant Revenues

Merchant revenues decreased by 1.7% for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to decreases in revenues from priceline.com's Name Your Own Price® reservation services, partially offset by increases in our merchant price-disclosed accommodation reservation services, particularly at Booking.com, as well as our merchant price-disclosed rental car and airline ticket reservation services. On September 1, 2016, priceline.com’s Name Your Own Price® airline ticket reservation offering was discontinued. Our priceline.com Name Your Own Price® reservation services, which declined year-over-year, are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues. Our other merchant revenues, which in total grew year-over-year, are recorded in revenue "net" of travel service provider costs. As a result, changes in Name Your Own Price® reservation revenue disproportionately affect merchant revenues as compared to our other merchant revenues.

Advertising and Other Revenues

Advertising and other revenues during the year ended December 31, 2016 consisted primarily of advertising revenues, restaurant reservation revenues and subscription revenues for restaurant reservation management services.  Advertising and other revenues increased by 16.3% for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to growth in our KAYAK business, reservation fees at OpenTable, advertising revenue at priceline.com and subscription revenue at OpenTable.

Cost of Revenues

	Year Ended December 31,
	(in thousands)
	2016	2015	Change
Cost of Revenues	$428,314	$632,180	(32.2)%

For the year ended December 31, 2016, cost of revenues consisted primarily of: (1) the cost paid to travel service providers for priceline.com's Name Your Own Price® and vacation package reservation services, net of applicable taxes and charges; and (2) fees paid to third parties by KAYAK and priceline.com to return travel itinerary information for consumer search queries. Cost of revenues decreased by 32.2% for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to a decrease in priceline.com's Name Your Own Price® reservation services. Cost of revenues for the year ended December 31, 2016 was positively impacted by a reduction of travel transaction taxes of $5.1 million recorded in the third quarter of 2016 related to a cash refund from the State of Hawaii based on a favorable ruling in the first quarter of 2015. Cost of revenues for the year ended December 31, 2015 was positively impacted by a reversal of previously accrued travel transaction taxes of $16.4 million (including estimated interest and penalties) recorded in the first quarter of 2015 and a reduction of travel transaction taxes of $13.7 million (including estimated interest and penalties) recorded in the third quarter of 2015, principally related to a cash refund from the State of Hawaii, in both cases based on the aforementioned favorable ruling.

Agency revenues have no cost of revenue.

Gross Profit

	Year Ended December 31,
	(in thousands)
	2016	2015	Change
Gross Profit	$10,314,692	$8,591,807	20.1%
Gross Margin	96.0%	93.1%

Total gross profit increased by 20.1% for the year ended December 31, 2016, compared to the year ended December 31, 2015 (growth on a constant-currency basis was approximately 23%), primarily as a result of the increased revenue discussed above.  Total gross margin (gross profit as a percentage of total revenue) increased during the year ended December 31, 2016, compared to the year ended December 31, 2015, because our revenues are disproportionately affected by priceline.com's Name Your Own Price® reservation services. Name Your Own Price® revenues are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues, and in the year ended December 31, 2016 these revenues represented a smaller percentage of total revenues than in the year ended December 31, 2015. Our price-disclosed reservation services, which are recorded in revenue "net" of travel service provider costs, have been growing and priceline.com's Name Your Own Price® reservation services have been declining. As a result, we believe that gross profit is an important measure for evaluating growth in our business.

Gross profit for the year ended December 31, 2016 was positively impacted by a reduction of travel transaction taxes of $5.1 million recorded in the third quarter of 2016 related to a cash refund from the State of Hawaii based on a favorable ruling in the first quarter of 2015. Gross profit for the year ended December 31, 2015 was positively impacted by a reversal of previously accrued travel transaction taxes of $16.4 million (including estimated interest and penalties) recorded in the first quarter of 2015 and a reduction of travel transaction taxes of $13.7 million (including estimated interest and penalties) recorded in the third quarter of 2015, principally related to a cash refund from the State of Hawaii, in both cases based on the aforementioned favorable ruling.

Gross profit as a percentage of gross bookings was 15.1% for the year ended December 31, 2016, as compared to 15.5% for the year ended December 31, 2015. The decrease is due in part to the timing of booking versus travel resulting from the impact of accelerating gross bookings growth in the year ended December 31, 2016 and an expanding booking window (a lengthening of the average time between the making of a travel reservation and the travel). Other contributing factors to the variance are business mix impacts and the use of discounted closed user group rates.

Our international operations accounted for approximately $9.1 billion of our gross profit for the year ended December 31, 2016, compared to $7.4 billion for the year ended December 31, 2015. Gross profit attributable to our international operations increased by 22.3% for the year ended December 31, 2016 compared to the year ended December 31, 2015 (growth on a constant-currency basis was approximately 25%). Gross profit attributable to our U.S. businesses increased by 5.7% for the year ended December 31, 2016, compared to the year ended December 31, 2015 due to growth in gross profit for the U.S. businesses of KAYAK and OpenTable, partially offset by a decrease in gross profit for priceline.com resulting from higher favorable travel transaction tax adjustments recorded in 2015 as compared to 2016.

Operating Expenses

Advertising

	Year Ended December 31,
	(in thousands)
	2016	2015	Change
Performance Advertising	$3,479,287	$2,738,218	27.1%
% of Total Gross Profit	33.7%	31.9%
Brand Advertising	$295,698	$273,704	8.0%
% of Total Gross Profit	2.9%	3.2%

Performance advertising expenses consist primarily of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) other performance-based advertisements. For the year ended December 31, 2016, performance advertising expenses increased compared to the year ended December 31, 2015, primarily to generate increased gross bookings and gross profit. Performance advertising as a percentage of gross profit for the year ended December 31, 2016 increased compared to the year ended December 31, 2015 due to growth of paid traffic channels, a year-over-year decline in advertising ROIs and timing of booking versus travel resulting from acceleration in gross bookings growth during the year.

Brand advertising expenses are primarily related to our Booking.com, KAYAK, priceline.com and agoda.com businesses and consist mainly of television advertising, online video advertising (including the airing of our television advertising online) and online display advertising. For the year ended December 31, 2016, brand advertising expenses increased compared to the year ended December 31, 2015, primarily due to increased online video and television advertising, including associated production costs, at Booking.com, partially offset by lower television advertising at KAYAK and priceline.com.

In January 2016, we changed the presentation of advertising expenses in the Consolidated Statements of Operations (see Note 2 to the Consolidated Financial Statements).

Sales and Marketing

	Year Ended December 31,
	(in thousands)
	2016	2015	Change
Sales and Marketing	$435,225	$353,221	23.2%
% of Total Gross Profit	4.2%	4.1%

Sales and marketing expenses consist primarily of (1) credit card and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) customer relations costs; (4) provisions for customer chargebacks associated with merchant transactions; (5) provisions for bad debt, primarily related to agency accommodation commission receivables; and (6) promotional and trade show costs. For the year ended December 31, 2016, sales and marketing expenses, which are substantially variable in nature, increased compared to the year ended December 31, 2015 due primarily to increased transaction volumes and a higher provision for customer chargebacks associated with merchant transactions.

Personnel

	Year Ended December 31,
	(in thousands)
	2016	2015	Change
Personnel	$1,350,032	$1,166,226	15.8%
% of Total Gross Profit	13.1%	13.6%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes, and employee health and other benefits. Personnel expenses increased during the year ended December 31, 2016, compared to the year ended December 31, 2015, due primarily to increased headcount to support the growth of our businesses.

General and Administrative

	Year Ended December 31,
	(in thousands)
	2016	2015	Change
General and Administrative	$455,909	$415,420	9.7%
% of Total Gross Profit	4.4%	4.8%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) personnel-related expenses such as travel, recruiting and training expenses; and (3) fees for outside professionals, including litigation expenses. General and administrative expenses increased during the year ended December 31, 2016, compared to the year ended December 31, 2015, due primarily to higher occupancy and office expenses related to the expansion of our international businesses, higher fees for outside professionals and higher personnel-related expenses related to increased headcount in our businesses. These increases were partially offset by $7.7 million of expense recognized in 2015 for a fair value adjustment to the contingent liability related to an acquisition.

Information Technology

	Year Ended December 31,
	(in thousands)
	2016	2015	Change
Information Technology	$142,393	$113,617	25.3%
% of Total Gross Profit	1.4%	1.3%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) data communications and other expenses associated with operating our services; (3) outsourced data center costs; and (4) payments to outside consultants. Information technology expenses increased during the year ended December 31, 2016, compared to the year ended December 31, 2015, due primarily to growth in our worldwide operations.

Depreciation and Amortization

	Year Ended December 31,
	(in thousands)
	2016	2015	Change
Depreciation and Amortization	$309,135	$272,494	13.4%
% of Total Gross Profit	3.0%	3.2%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation on computer equipment; (3) depreciation of internally developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. Depreciation and amortization expenses increased during the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily as a result of increased depreciation expenses due to capital expenditures for additional data center capacity and office build-outs to support growth and geographic expansion, as well as increased capitalized software development costs.

Impairment of Goodwill

	Year Ended December 31,
	(in thousands)
	2016	2015	Change
Impairment of Goodwill	$940,700	$—	N/A
% of Total Gross Profit	9.1%	—%

During the year ended December 31, 2016, we recognized a non-cash impairment charge for goodwill related to OpenTable, which is not tax deductible, of $940.7 million (see Note 9 to the Consolidated Financial Statements and Critical Accounting Policies and Estimates included in this Management's Discussion and Analysis of Financial Condition and Results of Operations).

Other Income (Expense)

	Year Ended December 31,
	(in thousands)
	2016	2015	Change
Interest Income	$94,946	$55,729	70.4%
Interest Expense	(207,900)	(160,229)	29.8%
Foreign Currency Transactions and Other	(16,913)	(26,087)	(35.2)%
Impairment of Cost-method Investments	(63,208)	—	N/A
Total	$(193,075)	$(130,587)	47.9%

For the year ended December 31, 2016, interest income on cash and marketable securities increased compared to the year ended December 31, 2015, primarily due to an increase in the average invested balance and higher yields. Interest expense increased for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to interest expense attributable to our Senior Notes issued in March 2015, November 2015 and May 2016, partially offset by the maturity of our 1.25% Convertible Senior Notes in March 2015. See Note 10 to our Consolidated Financial Statements.

"Foreign currency transactions and other" includes foreign exchange gains or losses on derivative contracts, foreign exchange transaction gains or losses, including costs related to foreign exchange transactions, and net realized gains or losses on investments.

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operating results into U.S. Dollars upon consolidation resulted in foreign exchange gains of $3.4 million for the year ended December 31, 2016, compared to foreign exchange losses of $6.6 million for the year ended December 31, 2015.

Foreign exchange transaction losses, including costs related to foreign exchange transactions, resulted in foreign exchange losses of $19.6 million and $21.0 million for the years ended December 31, 2016 and 2015, respectively. Foreign exchange losses for the year ended December 31, 2015 included approximately $5.7 million of hedging cost and a foreign exchange loss related to the devaluation of the Argentine Peso.

For the year ended December 31, 2016 and 2015, we recognized $1.1 million and $2.2 million, respectively, of net realized gains related to investments.

During the year ended December 31, 2016, we recognized impairments of $63.2 million, most of which was not tax deductible, related to cost-method investments (see Note 4 to the Consolidated Financial Statements).

Income Taxes

	Year Ended December 31,
	(in thousands)
	2016	2015	Change
Income Tax Expense	$578,251	$576,960	0.2%

Our effective tax rates for the years ended December 31, 2016 and 2015 were 21.3% and 18.4%, respectively. Our 2016 effective tax rate differs from the U.S. federal statutory tax rate of 35%, due to lower international tax rates, partially offset by the non-deductible impairment charge for goodwill of $940.7 million related to OpenTable recognized in 2016 (see Note 9 to the Consolidated Financial Statements) and the non-deductible impairment of our cost-method investment in Hotel Urbano recognized in 2016 (see Note 4 to the Consolidated Financial Statements). Our 2015 effective tax rate differed from the U.S. federal statutory rate as a result of lower international tax rates, partially offset by U.S. state income taxes.

The non-deductible impairment charges referred to above have caused our effective tax rate to be higher for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase has been partially offset by the favorable impact of an increased proportion of our income being taxed at lower international tax rates due to the growth of our international businesses and the tax benefits recorded in 2016 arising from U.S. state tax law changes resulting in a net decrease to deferred tax liabilities, mostly associated with acquired intangible assets.

A portion of Booking.com's earnings during the years ended December 31, 2016 and 2015 qualified for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those periods. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not "innovative" or for any other reason, would substantially increase our effective tax rate and adversely impact our results of operations. See Part I Item 1A Risk Factors - "We may not be able to maintain our 'Innovation Box Tax' benefit."

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

As of December 31, 2016, we held approximately $12.6 billion of cash, cash equivalents, short-term investments and long-term investments outside of the United States. We intend to indefinitely reinvest the earnings of our international subsidiaries outside of the United States. If that intention changes and we decide to repatriate that cash to the United States, whether due to cash needs in the United States or otherwise, we would incur related U.S. income tax expense, but we would only make income tax payments when we repatriate the cash. We would pay only U.S. federal alternative minimum tax and U.S. state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. As of December 31, 2016, we had net operating loss carryforwards of $727.8 million and $583.9 million for U.S. federal and state tax purposes, respectively. If our foreign earnings were repatriated, we could be subject to a cash income tax liability on the earnings of our U.S. businesses sooner than would otherwise have been the case. After our net operating loss carryforwards have been fully utilized or expire, foreign tax credits associated with the repatriation of international cash may be used to reduce U.S. federal taxes on the repatriation.

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

Gross bookings increased by 10.4% for the year ended December 31, 2015, compared to the year ended December 31, 2014 (growth on a constant-currency basis was approximately 25%), principally due to growth of 24.9% in accommodation room night reservations, 2% growth on a constant-currency basis in ADRs and growth of 15.6% in rental car day reservations, partially offset by the impact foreign exchange rate fluctuations. We believe that unit growth rates and total gross bookings and gross profit growth on a constant-currency basis, each of which exclude the impact of foreign exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

Agency gross bookings are derived from travel-related transactions where we do not facilitate payments for the travel services provided. Agency gross bookings increased 11.8% for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to growth in gross bookings from Booking.com agency accommodation room night reservations, as well as growth in gross bookings by priceline.com and Rentalcars.com agency retail rental car reservation services, and priceline.com and agoda.com agency retail hotel reservation services, partially offset by lower retail airfares.

Merchant gross bookings are derived from services where we facilitate payments for the travel services provided. Merchant gross bookings increased 2.0% for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to increases in gross bookings by merchant retail hotel reservation services for Booking.com and priceline.com, Rentalcars.com's rental car reservation service, and priceline.com's Express Deals® hotel reservation service as well as the inclusion of our Rocketmiles hotel reservation service since its acquisition in February 2015. These increases were partially offset by declines in gross bookings by priceline.com's Name Your Own Price® reservation services and the impact of the stronger U.S. Dollar on agoda.com's merchant retail hotel reservation service. The U.S. Dollar was significantly stronger against the Euro and many other currencies throughout 2015 compared to 2014, which significantly adversely affected the growth of our agency and merchant gross bookings, expressed in U.S. Dollars.

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

Total gross profit for the year ended December 31, 2015 increased by 13.3% compared to the year ended December 31, 2014 (growth on a constant-currency basis was approximately 27%), primarily as a result of the increased revenue discussed above.  Total gross margin (gross profit as a percentage of total revenue) increased during the year ended December 31, 2015, compared to the year ended December 31, 2014, because our revenues are disproportionately affected by priceline.com's Name Your Own Price® reservation services. Name Your Own Price® revenues are recorded "gross" with a corresponding travel service provider cost recorded in cost of revenues, and in the year ended December 31, 2015 these revenues represented a smaller percentage of total revenues than in the year ended December 31, 2014. Our price-disclosed reservation services, which are recorded in revenue "net" of travel service provider costs, have been growing faster than priceline.com's Name Your Own Price® reservation services. As a result, we believe that gross profit is an important measure for evaluating growth in our business.

Our international operations accounted for approximately $7.4 billion of our gross profit for the year ended December 31, 2015, compared to $6.6 billion for the year ended December 31, 2014. Gross profit attributable to our international operations increased by 11.6% for the year ended December 31, 2015 compared to the year ended December 31, 2014 (growth on a constant-currency basis was approximately 28%). Gross profit attributable to our U.S. businesses increased by 25.0% for the year ended December 31, 2015, compared to the year ended December 31, 2014. Gross profit for the year ended December 31, 2015 was positively impacted by the inclusion of OpenTable, which benefited year-over-year comparisons through the anniversary of the acquisition on July 24, 2015. In addition, gross profit for the year ended December 31, 2015 was positively impacted by a reversal of previously accrued travel transaction taxes of $16.4 million (including estimated interest and penalties) recorded in the first quarter of 2015 related to a favorable ruling in the State of Hawaii. Gross profit for the year ended December 31, 2015 was also positively impacted by a net reduction in cost of revenue in the third quarter of 2015 of $13.7 million related to travel transaction taxes, principally due to a cash refund from the State of Hawaii for the aforementioned favorable ruling.

The U.S. Dollar was significantly stronger against the Euro and many other currencies throughout 2015 compared to 2014. At these exchange rates, the growth of our total and international gross bookings, expressed in U.S. Dollars, was significantly adversely impacted in 2015.

Operating Expenses

Advertising

	Year Ended December 31,
	(in thousands)
	2015	2014	Change
Performance Advertising	$2,738,218	$2,334,453	17.3%
% of Total Gross Profit	31.9%	30.8%
Brand Advertising	$273,704	$257,077	6.5%
% of Total Gross Profit	3.2%	3.4%

Performance advertising expenses consist primarily of the costs of (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) banner, pop-up and other Internet and mobile advertisements. For the year ended December 31, 2015, performance advertising expenses increased 17.3%, compared to the year ended December 31, 2014, primarily due to increased spending on online performance marketing to generate increased gross bookings. Performance advertising as a percentage of gross profit for the year ended December 31, 2015 benefited from the inclusion of OpenTable because OpenTable spends a lower percentage of gross profit on performance advertising relative to our other brands. In addition, the share of our business coming directly to our websites with no associated performance advertising expense increased during the year ended December 31, 2015 compared to the year ended December 31, 2014. These favorable impacts were more than offset for the year ended December 31, 2015 by a year-over-year decline in advertising ROIs.

Brand advertising expenses are primarily related to our Booking.com, KAYAK and priceline.com businesses and primarily consist of television advertising. For the year ended December 31, 2015, brand advertising increased 6.5% compared to the year ended December 31, 2014, primarily due to increased online video and television advertising, including associated production costs, at Booking.com, partially offset by lower television advertising at KAYAK and, to a lesser extent, priceline.com.

Sales and Marketing

	Year Ended December 31,
	(in thousands)
	2015	2014	Change
Sales and Marketing	$353,221	$310,910	13.6%
% of Total Gross Profit	4.1%	4.1%

Sales and marketing expenses consist primarily of (1) credit card and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) customer relations costs; (4) public relations costs; (5) provisions for bad debt, primarily related to agency accommodation commission receivables; and (6) provisions for customer chargebacks. For the year ended December 31, 2015, sales and marketing expenses, which are substantially variable in nature, increased compared to the year ended December 31, 2014 due primarily to increased gross booking volumes, customer relations costs and the inclusion of a full year of OpenTable's results as compared to only a partial year's results in 2014.

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

Liquidity and Capital Resources

As of December 31, 2016, we had $13.9 billion in cash, cash equivalents, short-term investments and long-term investments. Approximately $12.6 billion is held by our international subsidiaries and is denominated primarily in U.S. Dollars, Euros and, to a lesser extent, British Pounds Sterling and other currencies. Cash equivalents, short-term investments and long-term investments are comprised of U.S. and international corporate bonds, U.S. and international government securities, high-grade commercial paper, U.S. government agency securities, convertible debt securities and equity securities of Ctrip, money market funds and time deposits (see Note 5 to the Consolidated Financial Statements).

We intend to indefinitely reinvest the unremitted earnings of our international subsidiaries outside of the United States. At December 31, 2016, we had approximately $13.0 billion cumulative unremitted international earnings. We estimate that the deferred tax liability we would record if such earnings were not indefinitely reinvested internationally is approximately $2.3 billion as of December 31, 2016. If we repatriate cash to the United States, we would utilize our net operating loss carryforwards and beyond that amount incur additional tax payments in the United States.

In May 2016, we issued Senior Notes due June 1, 2026, with an interest rate of 3.6% (the "2026 Notes") for an aggregate principal amount of $1.0 billion. Interest on the 2026 Notes is payable semi-annually on June 1 and December 1, beginning December 1, 2016. The net proceeds of these notes may be used for general corporate purposes, which may include share repurchases, repayment of debt and acquisitions. See Note 10 to the Consolidated Financial Statements for further details on the 2026 Notes.

In June 2015, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. Borrowings under the revolving credit facility will bear interest, at our option, at a rate per annum equal to either (i) the adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 0.875% to 1.50%; or the greatest of (a) Bank of America, N.A.'s prime lending rate, (b) the federal funds rate plus 0.5%, and (c) an adjusted LIBOR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.00% to 0.50%. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.085% to 0.20%. The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of December 31, 2016, there were no borrowings outstanding and approximately $3.8 million of letters of credit issued under the facility.

Our Convertible Senior Notes due March 15, 2018, with an interest rate of 1.0% (the "2018 Notes"), are convertible at the option of the holders as of December 31, 2016, and, accordingly, we reported the carrying value of the 2018 Notes as a current liability in our Consolidated Balance Sheet as of December 31, 2016. We have received a notice for conversion of $3 thousand aggregate principal amount for the 2018 Notes through February 24, 2017. If note holders exercise their option to convert, we would be required to repay the principal amount of the 2018 Notes in cash and may deliver shares of common stock or cash, at our option, to satisfy the conversion value in excess of the principal amount.  We may borrow under the revolving credit facility to satisfy our obligation.

In September 2016, we invested $25 million in a Ctrip six-year senior convertible note issued at par value and $25 million in Ctrip ordinary shares.

In September 2016, we signed a turnkey agreement to construct an office building in the Netherlands for the future headquarters of Booking.com for approximately 270 million Euros. Upon signing the agreement, we paid approximately 48 million Euros to the developer, principally related to acquired land use rights, and we expect to pay approximately 34 million Euros related to building construction during 2017, with the remainder of payments being paid periodically beginning in 2018 until the expected completion of the building in late 2020. We will also incur capital expenditures to fit out and furnish the office space. We utilized international cash for the September 2016 payment and we expect all future payments to be made from international cash. See Note 14 to the Consolidated Financial Statements.

During the year ended December 31, 2016, we repurchased 762,984 shares of our common stock for an aggregate cost of $1.0 billion, which includes stock repurchases in December 2016 of 10,215 shares for an aggregate cost of $15.0 million that were settled in January 2017. As of December 31, 2016, the Company had a remaining authorization of $2.1 billion to purchase its common stock. In the first quarter of 2017, the Board of Directors authorized a program to repurchase up to $2.0 billion of our common stock, in addition to amounts previously authorized. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital and other factors. We may use cash-on-hand and cash generated by our operations in the United States to fund our share repurchases. We may also utilize our revolving credit facility or raise funds through the debt capital markets to fund share repurchases.

On February 7, 2017, we signed a definitive agreement to acquire the Momondo Group. We will use approximately $550 million of our international cash to fund this acquisition. The deal is expected to close later in the year, subject to regulatory approval.

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

Net cash provided by operating activities for the year ended December 31, 2016, was $3.9 billion, resulting from net income of $2.1 billion, a favorable impact of $1.6 billion for non-cash items not affecting cash flows and net favorable changes in working capital and other assets and liabilities of $215.9 million. The changes in working capital for the year ended December 31, 2016, were primarily related to a $516.4 million increase in accounts payable, accrued expenses and other current liabilities, offset by a $284.2 million increase in accounts receivable. The increase in these working capital balances was primarily related to increases in business volumes. Non-cash items were principally associated with impairment of goodwill, stock-based compensation expense, depreciation and amortization, impairment of cost-method investments, amortization of debt discount on our convertible notes and deferred income taxes.

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

Net cash used in investing activities was $3.3 billion for the year ended December 31, 2016. Investing activities for the year ended December 31, 2016 were principally affected by net purchases of investments of $3.1 billion and $48.5 million for the acquisition of land use rights. Net cash used in investing activities was $3.9 billion for the year ended December 31, 2015. Investing activities for the year ended December 31, 2015 were affected by net purchases of investments of $3.6 billion, $140.3 million used for acquisitions, net of cash acquired, partially offset by net proceeds of $5.2 million for the settlement of foreign currency contracts. Net cash used in investing activities was $2.4 billion for the year ended December 31, 2014. Investing activities for the year ended December 31, 2014 were affected by payments of $2.5 billion for acquisitions, net of cash acquired, and net cash payments of $80.3 million for the settlement of foreign currency contracts slightly offset by net sales of investments of $350.3 million. Cash invested in the purchase of property and equipment was $219.9 million, $173.9 and $131.5 million in the years ended December 31, 2016, 2015 and 2014, respectively. The increases for the years ended December 31, 2016 and 2015 were related to additional data center capacity and new offices to support growth and geographic expansion, principally related to our Booking.com and agoda.com brands in 2016 and principally related to our Booking.com brand in 2015.

Net cash provided by financing activities was $57.7 million for the year ended December 31, 2016. Cash provided by financing activities for the year ended December 31, 2016 primarily consisted of net proceeds of $994.7 million from the issuance of Senior Notes, excess tax benefits on stock-based awards and other equity deductions of $61.0 million and the exercise of employee stock options of $15.6 million, partially offset by treasury stock purchases of $1.0 billion. Net cash used in financing activities was $730.0 million for the year ended December 31, 2015. Cash used in financing activities for the year ended December 31, 2015 primarily consisted of treasury stock purchases of $3.1 billion, payments of $147.6 million related to the conversion of Senior Notes and payment of $10.7 million related to the settlement of the acquisition-date estimated contingent liability related to an acquisition, primarily offset by the total proceeds of $2.4 billion from the issuance of Senior Notes, excess tax benefits on stock-based awards of $101.5 million and the exercise of employee stock options of $20.9 million. Net cash provided by financing activities was approximately $1.4 billion for the year ended December 31, 2014. Cash provided by financing activities for the year ended December 31, 2014 primarily consisted of total proceeds of $2.3 billion from the issuance of Convertible Senior Notes and Euro denominated Senior Notes, excess tax benefits on stock-based awards of $23.4 million and the exercise of employee stock options of $16.4 million, partially offset by treasury stock purchases of $750.4 million and payments of $125.1 million related to the conversion of Senior Notes.

Contingencies

French tax authorities recently concluded an audit that started in 2013 of the years 2003 through 2012 to determine whether Booking.com is in compliance with its tax obligations in France. Booking.com received formal assessments in December 2015 in which the French tax authorities claim that Booking.com has a permanent establishment in France and seek to recover unpaid income taxes and value-added taxes of approximately 356 million Euros, the majority of which would represent penalties and interest.  We believe that Booking.com has been, and continues to be, in compliance with French tax law and we intend to contest the assessments. If we are unable to resolve the matter with the French authorities, we would expect to challenge the assessments in the French courts. In order to contest the assessments in court, we may be required to pay, upfront, the full amount or a significant part of any such assessments, though any such payment would not constitute an admission by us that we owe the taxes. At the end of 2016, French authorities announced their intention to also audit the tax years 2013 to 2015, which could result in additional assessments. See Part I Item IA Risk Factors - "We may have exposure to additional tax liabilities."

A number of U.S. jurisdictions have initiated lawsuits against online travel companies, including us, related to, among other things, the payment of travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.). In addition, a number of U.S. states, counties and municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes. For additional information, see Note 14 to the Consolidated Financial Statements and Part I Item 1A Risk Factors - "Adverse application of U.S. state and local tax laws could have an adverse effect on our business and results of operations." in this Annual Report.

As a result of this litigation and other attempts by U.S. jurisdictions to levy similar taxes, we have established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $27 million as of both December 31, 2016 and 2015. The accrual is based on our estimate of the probable cost of resolving these issues. Our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made. If we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash we believe that it would not have a material impact on our liquidity.

The following table represents our material contractual obligations and commitments as of December 31, 2016:

	Payments due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations(1)	$523,820	$102,339	$193,885	$134,124	$93,472
Land lease obligation(1)	63,851	1,317	2,633	2,633	57,268
Building construction obligation(1)	233,385	34,860	136,516	62,009	—
Senior Notes(2)	8,481,228	137,794	1,260,587	2,250,337	4,832,510
Revolving credit facility(3)	9,447	3,188	5,075	1,184	—
Earnout - acquisition	9,170	—	9,170	—	—
Total(4)	$9,320,901	$279,498	$1,607,866	$2,450,287	$4,983,250

(1)	See the section on "Operating Leases" and "Building Construction" section of Note 14 to the Consolidated Financial Statements for more details.

(2)
Represents the aggregate principal amount of our Senior Notes outstanding as of December 31, 2016 and cumulative interest to maturity of $1.1 billion.  Convertible debt does not reflect the market value in excess of the outstanding principal amount because we can settle the conversion premium amount in cash or shares of common stock at our option. See Note 10 to the Consolidated Financial Statements.

(3)	Represents fees on uncommitted funds and outstanding letters of credit as of December 31, 2016.

(4)
We reported "Other long-term liabilities" of $139 million on the Consolidated Balance Sheet at December 31, 2016, of which approximately $53 million related to deferred rents, approximately $30 million related to unrecognized tax benefits (see Note 13 to the Consolidated Financial Statements) and approximately $27 million related to our accrual for the potential resolution of issues related to travel transaction taxes (see Note 14 to the Consolidated Financial Statements).  A variety of factors could affect the timing of payments for the liabilities related to travel transaction taxes and unrecognized tax benefits.  We believe that these matters will likely not be resolved in the next twelve months and accordingly we have classified the estimated liability as non-current in the Consolidated Balance Sheet.  Therefore, we have excluded long-term liabilities of $130 million from the contractual obligations table above because we cannot reasonably estimate the timing of such payments or the liability is related to deferred rents, which represents the difference in rent expense recognized in the income statements and rent payments related to operating leases.

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

Off-Balance Sheet Arrangements.

As of December 31, 2016, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We manage our exposure to interest rate risk and foreign currency risk through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We use currency exchange derivative contracts to manage short-term foreign currency risk.

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

We did not experience any material changes in interest rate exposures during the year ended December 31, 2016. Based upon economic conditions and leading market indicators at December 31, 2016, we do not foresee a significant adverse change in interest rates in the near future.

Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available-for-sale investments assuming an adverse change of 100 basis points. As of December 31, 2016, a hypothetical 100 basis point (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments in debt securities by approximately $204 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity. This amount excludes our investment in Ctrip.com International Ltd. ("Ctrip") senior convertible notes, which are also subject to market price risk, which could potentially have a more significant impact on the change in fair value. The fair value of our Ctrip senior convertible notes will likely increase as the market price of Ctrip's American Depositary Shares ("ADSs") increase and decrease as the price of Ctrip's ADSs fall.

As of December 31, 2016, the outstanding aggregate principal amount of our debt was approximately $7.4 billion. We estimate that the market value of such debt was approximately $8.4 billion as of December 31, 2016. A substantial portion of the market value of our debt in excess of the outstanding principal amount is related to the conversion premium on our outstanding convertible notes.

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

Throughout 2015, the U.S. Dollar strengthened significantly year-over-year relative to substantially all currencies in which we transact, most notably the Euro, Brazilian Real, British Pound Sterling, Russian Ruble and Australian Dollar. In 2016, the U.S. Dollar continued to be stronger year-over-year relative to the British Pound Sterling, Russian Ruble and many other major currencies in which we transact. Since the “Brexit” referendum in the United Kingdom in June 2016, the U.S. Dollar has strengthened significantly against the British Pound Sterling. As a result of these currency exchange rate changes, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars, although to a much lesser extent in 2016 than in 2015. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins are not significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated 2022 Notes, 2024 Notes and 2027 Notes, and accrued interest thereon, provide a natural hedge of the net assets of certain of our Euro functional currency subsidiaries.

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations in our consolidated operating results. Our derivative contracts principally address foreign exchange fluctuation risk for the Euro, the British Pound Sterling and certain other currencies versus the U.S. Dollar. As of December 31, 2016 and 2015, there were no such outstanding derivative contracts. Foreign exchange gains of $3.4 million for the year ended December 31, 2016, foreign exchange losses of $6.6 million for the year ended December 31, 2015 and foreign exchange gains of $13.7 million for the year ended December 31, 2014 were recorded in "Foreign currency transactions and other" in the Consolidated Statements of Operations.

Item 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K (See Part IV Item 15 Exhibits and Financial Statement Schedules): Consolidated Balance Sheets as of December 31, 2016 and 2015; Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; Notes to the Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of our management's assessment of the design and effectiveness of our internal controls over financial reporting for the year ended December 31, 2016.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. Our independent registered public accounting firm also attested to, and reported on the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the three months ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Priceline Group Inc.
Norwalk, Connecticut

We have audited the internal control over financial reporting of The Priceline Group Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting" appearing in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 27, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
February 27, 2017

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Part III Item 10 will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III Item 11 will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III Item 12 will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Part III Item 13 will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Part III Item 14 will be included in our Proxy Statement relating to our 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)                                  List of Documents Filed as a Part of this Annual Report on Form 10-K:

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K: Consolidated Balance Sheets as of December 31, 2016 and 2015; Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; Notes to the Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

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

Exhibit Number	Description
3.1(a)	Restated Certificate of Incorporation of the Registrant.
3.2(b)	Amended and Restated By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1 and 3.2.
4.2(c)	Specimen Certificate for Registrant's Common Stock.
4.3(d)	Indenture, dated as of March 12, 2012, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.4(e)	Indenture, dated as of June 4, 2013, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.5(f)	Indenture, dated as of August 20, 2014, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.6(g)
Indenture for the 2.375% Senior Notes due 2024, 1.800% Senior Notes due 2027, 3.650% Senior Notes due 2025, 2.15% Senior Notes due 2022 and 3.600% Senior Notes due 2026, between the Registrant and Deutsche Bank Trust Company Americas, as Trustee.

4.7(h)	Form of 2.375% Senior Note due 2024.
4.8(i)	Officers' Certificate, dated September 23, 2014, for the 2.375% Senior Notes due 2024.
4.9(j)	Form of 1.800% Senior Note due 2027.
4.10(k)	Officers' Certificate, dated March 3, 2015, for the 1.800% Senior Notes due 2027.
4.11(l)	Form of 3.650% Senior Note due 2025.
4.12(m)	Officers' Certificate, dated March 13, 2015, for the 3.650% Senior Notes due 2025.
4.13(g)	Form of 2.15% Senior Note due 2022.
4.14(g)	Officers' Certificate, dated November 25, 2015, for the 2.15% Senior Notes due 2022.
4.15(n)	Form of 3.600% Senior Note due 2026.
4.16(n)	Officers' Certificate, dated May 23, 2016, for the 3.600% Senior Notes due 2026.
10.1(o)+	priceline.com Incorporated 1999 Omnibus Plan (As Amended and Restated Effective June 6, 2013).
10.2(p)+	Form of Restricted Stock Unit Award Agreement for Employees in the Netherlands under the 1999 Omnibus Plan.
10.3(q)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan to non-employee directors.
10.4(r)+	2014 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.5(s)+	2015 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.6(t)+	2016 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.7(u)+	Amended and Restated KAYAK Software Corporation 2012 Equity Incentive Plan.
10.8(v)+	OpenTable, Inc. Amended and Restated 2009 Equity Incentive Award Plan.
10.9(w)+	Buuteeq, Inc. Amended and Restated 2010 Stock Plan.
10.10(x)+	Amended and Restated Rocket Travel, Inc. 2012 Stock Incentive Plan.
10.11(x)+	The Priceline Group Inc. Amended and Restated Annual Bonus Plan.
10.12(y)+	Form of Non-Competition and Non-Solicitation Agreement.
10.13(z)+	Transition Agreement dated November 7, 2013 by and between the Registrant and Jeffery H. Boyd.

Exhibit Number	Description
10.14(t)+	Second Amended and Restated Employment Agreement dated March 5, 2015 by and between the Registrant, Booking.com Holding B.V. and Darren R. Huston.
10.15(z)+	Amended and Restated Non-Competition and Non-Solicitation Agreement dated November 7, 2013 by and between the Registrant and Darren R. Huston.
10.16(aa)+	Indemnification Agreement, dated September 12, 2011 by and between the Registrant and Darren R. Huston.
10.17(bb)+	Letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.18(cc)+	Letter amendment, dated December 16, 2008, to letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.19(dd)+	Second Amended and Restated Employment Agreement, dated April 21, 2015 by and between the Registrant and Peter J. Millones.
10.20(ee)+	Amended and Restated Employment contract, dated May 19, 2016 by and between Booking.com Holding B.V. and Gillian Tans.
10.21(ff)+	Separation Letter, dated April 27, 2016 by and between the Registrant and Darren R. Huston.
10.22(ee)+	Employment Letter Agreement, dated May 19, 2016 by and between the Registrant and Jeffery H. Boyd.
10.23(gg)+	Employment Agreement, dated December 15, 2016 by and between the Registrant and Glenn D. Fogel.
10.24(gg)+	Non-Competition and Non-Solicitation Agreement, dated December 15, 2016 by and between the Registrant and Glenn D. Fogel.
10.25(gg)+	Employee Confidentiality and Assignment Agreement, dated December 15, 2016 by and between the Registrant and Glenn D. Fogel.
10.26(gg)+	Letter Agreement, dated December 15, 2016 by and between the Registrant and Jeffery H. Boyd.
10.27(hh)	Credit Agreement, dated as of June 19, 2015, among the Registrant, the lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent.
12.1	Statement of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certification of Glenn D. Fogel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(ii)	Certification of Glenn D. Fogel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(ii)	Certification of Daniel J. Finnegan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101
The following financial statements from the Company's Annual Report on Form 10‑K for the year ended December 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

____________________________

+	Indicates a management contract or compensatory plan or arrangement.

(a)	Previously filed as an exhibit to the Current Report on Form 8-K filed on July 18, 2014 (File No. 0-25581).
(b)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 9, 2015 (File No. 1-36691).
(c)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-1 filed on March 18, 1999 (File No. 333-69657).
(d)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 12, 2012 (File No. 0-25581).
(e)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 4, 2013 (File No. 0-25581).
(f)	Previously filed as an exhibit to the Current Report on Form 8-K filed on August 20, 2014 (File No. 0-25581).
(g)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 25, 2015 (File No. 1-36691).
(h)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 22, 2014 (File No. 0-25581).

(i)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 26, 2014 (File No. 0-25581).
(j)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2015 (File No. 1-36691).
(k)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2015 (File No. 1-36691).
(l)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 12, 2015 (File No. 1-36691).
(m)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 13, 2015 (File No. 1-36691).
(n)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 23, 2016 (File No. 1-36691).
(o)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on June 6, 2013 (File No. 0-25581).
(p)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on November 8, 2005 (File No. 0-25581).
(q)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 9, 2011 (File No. 0-25581).
(r)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 7, 2014 (File No. 0-25581).
(s)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 6, 2015 (File No. 1-36691).
(t)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 10, 2016 (File No. 1-36691).
(u)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2014 (File No. 1-36691).
(v)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2014 (File No. 1-36691).
(w)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed on June 13, 2014 (File No. 333-196756).
(x)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2015 (File No. 1-36691).
(y)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2013 (File No. 0-25581).
(z)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 8, 2013 (File No. 0-25581).
(aa)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2011 (File No. 0-25581).
(bb)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 21, 2005 (File No. 0-25581).
(cc)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2008 (File No. 0-25581).
(dd)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 24, 2015 (File No. 1-36691).
(ee)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 20, 2016 (File No. 1-36691).
(ff)	Previously filed as an exhibit to the Current Report on Form 8-K filed on April 28, 2016 (File No. 1-36691).
(gg)	Previously filed as an exhibit to the Current Report on Form 8-K filed on December 16, 2016 (File No. 1-36691).
(hh)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 24, 2015 (File No. 1-36691).
(ii)	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PRICELINE GROUP INC.

By:	/s/ Glenn D. Fogel
	Name:	Glenn D. Fogel
	Title:	Chief Executive Officer and President
	Date:	February 27, 2017

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Glenn D. Fogel, Daniel J. Finnegan and Peter J. Millones, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glenn D. Fogel	Director, Chief Executive Officer and President	February 27, 2017
Glenn D. Fogel

/s/ Jeffery H. Boyd	Director, Executive Chairman of the Board	February 27, 2017
Jeffery H. Boyd

/s/ Daniel J. Finnegan	Chief Financial Officer and Chief Accounting	February 27, 2017
Daniel J. Finnegan	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Timothy M. Armstrong	Director	February 27, 2017
Timothy M. Armstrong

/s/ Jan L. Docter	Director	February 27, 2017
Jan L. Docter

/s/ Jeffrey E. Epstein	Director	February 27, 2017
Jeffrey E. Epstein

/s/ James M. Guyette	Director	February 27, 2017
James M. Guyette

/s/ Charles H. Noski	Director	February 27, 2017
Charles H. Noski

/s/ Nancy B. Peretsman	Director	February 27, 2017
Nancy B. Peretsman

/s/ Thomas E. Rothman	Director	February 27, 2017
Thomas E. Rothman

/s/ Craig W. Rydin	Director	February 27, 2017
Craig W. Rydin

/s/ Lynn M. Vojvodich	Director	February 27, 2017
Lynn M. Vojvodich

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Priceline Group Inc.
Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of The Priceline Group Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Priceline Group Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Stamford, Connecticut
February 27, 2017

The Priceline Group Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$2,081,075	$1,477,265
Short-term investments	2,218,880	1,171,246
Accounts receivable, net of allowance for doubtful accounts of $25,565 and $15,014, respectively	860,115	645,169
Prepaid expenses and other current assets	241,449	259,557
Total current assets	5,401,519	3,553,237
Property and equipment, net	347,017	274,786
Intangible assets, net	1,993,885	2,167,533
Goodwill	2,396,906	3,375,000
Long-term investments	9,591,067	7,931,363
Other assets	108,579	118,656
Total assets	$19,838,973	$17,420,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$419,108	$322,842
Accrued expenses and other current liabilities	857,467	681,587
Deferred merchant bookings	614,361	434,881
Convertible debt	967,734	—
Total current liabilities	2,858,670	1,439,310
Deferred income taxes	822,334	892,576
Other long-term liabilities	138,767	134,777
Long-term debt	6,170,522	6,158,443
Total liabilities	9,990,293	8,625,106

Commitments and Contingencies (See Note 14)
Convertible debt	28,538	—

Stockholders' equity:
Common stock, $0.008 par value, authorized 1,000,000,000 shares, 62,379,247 and 62,039,516 shares issued, respectively	485	482
Treasury stock, 13,190,929 and 12,427,945 shares, respectively	(6,855,164)	(5,826,640)
Additional paid-in capital	5,482,653	5,184,910
Retained earnings	11,326,852	9,191,865
Accumulated other comprehensive income (loss)	(134,684)	244,852
Total stockholders' equity	9,820,142	8,795,469
Total liabilities and stockholders' equity	$19,838,973	$17,420,575

See Notes to Consolidated Financial Statements.

The Priceline Group Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Agency revenues	$7,982,116	$6,527,898	$5,845,802
Merchant revenues	2,048,005	2,082,973	2,186,054
Advertising and other revenues	712,885	613,116	410,115
Total revenues	10,743,006	9,223,987	8,441,971
Cost of revenues	428,314	632,180	857,841
Gross profit	10,314,692	8,591,807	7,584,130
Operating expenses:
Performance advertising	3,479,287	2,738,218	2,334,453
Brand advertising	295,698	273,704	257,077
Sales and marketing	435,225	353,221	310,910
Personnel, including stock-based compensation of $249,574, $247,395, and $186,425, respectively	1,350,032	1,166,226	950,191
General and administrative	455,909	415,420	352,869
Information technology	142,393	113,617	97,498
Depreciation and amortization	309,135	272,494	207,820
Impairment of goodwill	940,700	—	—
Total operating expenses	7,408,379	5,332,900	4,510,818
Operating income	2,906,313	3,258,907	3,073,312
Other income (expense):
Interest income	94,946	55,729	13,933
Interest expense	(207,900)	(160,229)	(88,353)
Foreign currency transactions and other	(16,913)	(26,087)	(9,444)
Impairment of cost-method investments	(63,208)	—	—
Total other expense	(193,075)	(130,587)	(83,864)
Earnings before income taxes	2,713,238	3,128,320	2,989,448
Income tax expense	578,251	576,960	567,695
Net income	$2,134,987	$2,551,360	$2,421,753
Net income applicable to common stockholders per basic common share	$43.14	$50.09	$46.30
Weighted-average number of basic common shares outstanding	49,491	50,940	52,301
Net income applicable to common stockholders per diluted common share	$42.65	$49.45	$45.67
Weighted-average number of diluted common shares outstanding	50,063	51,593	53,023

See Notes to Consolidated Financial Statements.

The Priceline Group Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$2,134,987	$2,551,360	$2,421,753
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments(1)	(93,984)	(114,505)	(187,356)
Unrealized gain (loss) on marketable securities(2)	(285,552)	619,259	(157,275)
Comprehensive income	$1,755,451	$3,056,114	$2,077,122

(1) Foreign currency translation adjustments includes a tax charge of $34,268, $60,418 and $55,597 for the years ended December 31, 2016, 2015 and 2014, respectively, associated with net investment hedges (See Note 12). The remaining balance in foreign currency translation adjustments excludes income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States (See Note 13).

(2) Net of a tax charge of $15,313 and $1,551 for the years ended December 31, 2016 and 2015, respectively, and net of a tax benefit of $7,621 for the year ended December 31, 2014.

See Notes to Consolidated Financial Statements.

The Priceline Group Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	61,265	$476	(9,257)	$(1,987,207)	$4,592,979	$4,218,752	$84,729	$6,909,729
Net income	—	—	—	—	—	2,421,753	—	2,421,753
Foreign currency translation adjustment, net of tax charge of $55,597	—	—	—	—	—	—	(187,356)	(187,356)
Unrealized gain (loss) on marketable securities, net of tax benefit of $7,621	—	—	—	—	—	—	(157,275)	(157,275)
Reclassification adjustment for convertible debt	—	—	—	—	8,204	—	—	8,204
Exercise of stock options and vesting of restricted stock units and performance share units	256	2	—	—	16,389	—	—	16,391
Repurchase of common stock	—	—	(631)	(750,378)	—	—	—	(750,378)
Stock-based compensation and other stock-based payments	—	—	—	—	189,292	—	—	189,292
Conversion of debt	300	2	—	—	(1,658)	—	—	(1,656)
Issuance of senior convertible notes	—	—	—	—	80,873	—	—	80,873
Stock options and restricted stock units assumed in acquisitions	—	—	—	—	13,751	—	—	13,751
Excess tax benefits on stock-based awards and other equity deductions	—	—	—	—	23,366	—	—	23,366
Balance, December 31, 2014	61,821	$480	(9,888)	$(2,737,585)	$4,923,196	$6,640,505	$(259,902)	$8,566,694
Net income	—	—	—	—	—	2,551,360	—	2,551,360
Foreign currency translation adjustment, net of tax charge of $60,418	—	—	—	—	—	—	(114,505)	(114,505)
Unrealized gain (loss) on marketable securities, net of tax charge of $1,551	—	—	—	—	—	—	619,259	619,259
Reclassification adjustment for convertible debt	—	—	—	—	329	—	—	329
Exercise of stock options and vesting of restricted stock units and performance share units	219	2	—	—	20,849	—	—	20,851
Repurchase of common stock	—	—	(2,540)	(3,089,055)	—	—	—	(3,089,055)
Stock-based compensation and other stock-based payments	—	—	—	—	249,133	—	—	249,133
Conversion of debt	—	—	—	—	(110,105)	—	—	(110,105)
Excess tax benefits on stock-based awards and other equity deductions	—	—	—	—	101,508	—	—	101,508
Balance, December 31, 2015	62,040	$482	(12,428)	$(5,826,640)	$5,184,910	$9,191,865	$244,852	$8,795,469
Net income	—	—	—	—	—	2,134,987	—	2,134,987
Foreign currency translation adjustment, net of tax charge of $34,268	—	—	—	—	—	—	(93,984)	(93,984)
Unrealized gain (loss) on marketable securities, net of tax charge of $15,313	—	—	—	—	—	—	(285,552)	(285,552)
Reclassification adjustment for convertible debt	—	—	—	—	(28,538)	—	—	(28,538)
Exercise of stock options and vesting of restricted stock units and performance share units	339	3	—	—	15,569	—	—	15,572
Repurchase of common stock	—	—	(763)	(1,028,524)	—	—	—	(1,028,524)
Stock-based compensation and other stock-based payments	—	—	—	—	249,726	—	—	249,726
Excess tax benefits on stock-based awards and other equity deductions	—	—	—	—	60,986	—	—	60,986
Balance, December 31, 2016	62,379	$485	(13,191)	$(6,855,164)	$5,482,653	$11,326,852	$(134,684)	$9,820,142

See Notes to Consolidated Financial Statements.

The Priceline Group Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$2,134,987	$2,551,360	$2,421,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	140,059	101,517	78,241
Amortization	169,076	170,977	129,579
Provision for uncollectible accounts, net	46,241	24,324	22,990
Deferred income tax expense (benefit)	(111,905)	(61,335)	31,707
Stock-based compensation expense and other stock-based payments	249,726	249,133	189,292
Amortization of debt issuance costs	7,758	7,578	5,229
Amortization of debt discount	68,974	66,687	54,731
Loss on early extinguishment of debt	—	3	6,270
Impairment of goodwill	940,700	—	—
Impairment of cost-method investments	63,208	—	—
Changes in assets and liabilities:
Accounts receivable	(284,221)	(68,694)	(182,209)
Prepaid expenses and other current assets	5,495	(81,611)	(48,932)
Accounts payable, accrued expenses and other current liabilities	516,356	166,201	203,870
Other	(21,757)	(23,909)	1,876
Net cash provided by operating activities	3,924,697	3,102,231	2,914,397

INVESTING ACTIVITIES:
Purchase of investments	(6,741,202)	(8,669,690)	(10,552,214)
Proceeds from sale of investments	3,684,103	5,084,238	10,902,500
Additions to property and equipment	(219,889)	(173,915)	(131,504)
Acquisitions and other investments, net of cash acquired	(7,813)	(140,338)	(2,496,366)
Acquisition of land use rights	(48,494)	—	—
Proceeds from foreign currency contracts	—	453,818	14,354
Payments on foreign currency contracts	—	(448,640)	(94,661)
Net cash used in investing activities	(3,333,295)	(3,894,527)	(2,357,891)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	225,000	995,000
Payments related to revolving credit facility	—	(225,000)	(995,000)
Proceeds from the issuance of long-term debt	994,705	2,399,034	2,264,753
Payment of debt issuance costs - revolving credit facility	—	(4,005)	—
Payments related to conversion of senior notes	—	(147,629)	(125,136)
Repurchase of common stock	(1,013,526)	(3,089,055)	(750,378)
Payments of contingent consideration	—	(10,700)	—
Proceeds from exercise of stock options	15,572	20,851	16,389
Excess tax benefits on stock-based awards and other equity deductions	60,986	101,508	23,366
Net cash provided by (used in) financing activities	57,737	(729,996)	1,428,994
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(45,203)	(149,131)	(136,476)
Net increase (decrease) in cash, cash equivalents and restricted cash	603,936	(1,671,423)	1,849,024
Cash, cash equivalents and restricted cash, beginning of period	1,478,071	3,149,494	1,300,470
Cash, cash equivalents and restricted cash, end of period	$2,082,007	$1,478,071	$3,149,494

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$636,550	$534,105	$491,530
Cash paid during the period for interest	$125,912	$54,299	$16,950
Non-cash investing activity for contingent consideration	$—	$9,170	$10,700
Non-cash financing activity for acquisitions	$—	$—	$13,751
 See Notes to Consolidated Financial Statements.

The Priceline Group Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS DESCRIPTION

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

Basis of Presentation — The Company's Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including OpenTable, Inc. ("OpenTable") since its acquisition in July 2014.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto.  Actual results may differ significantly from those estimates.  The estimates underlying the Company's Consolidated Financial Statements relate to, among other things, stock-based compensation, the allowance for doubtful accounts, the valuation of goodwill, long-lived assets and intangibles, income taxes, the accrual for loyalty programs and the accrual for travel transaction taxes.

Reclassifications — Certain amounts from prior periods have been reclassified to conform to the current year presentation.

Fair Value of Financial Instruments — The Company's financial instruments, including cash, restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these financial instruments.  See Notes 4, 5 and 10 for information on fair value for investments, derivatives, and the Company's outstanding Senior Notes.

Cash and Cash Equivalents — Cash and cash equivalents consists primarily of cash and highly liquid investment grade securities with an original maturity of three months or less. Cash equivalents are recognized based on settlement date.

Restricted Cash — Restricted cash at December 31, 2016 and 2015 collateralizes office leases. In 2016, the Company changed the presentation of restricted cash on the balance sheet to include it in "Prepaid expenses and other current assets." The Consolidated Balance Sheet as of December 31, 2015 was adjusted to conform with this change.

The following table shows a reconciliation of cash, cash equivalent and restricted cash reported in the Consolidated Balance Sheets to the total amount shown in the Consolidated Statements of Cash Flows:

	December 31,
	2016	2015	2014
As included in the Consolidated Balance Sheets:
Cash and cash equivalents	$2,081,075	$1,477,265	$3,148,651
Restricted cash	932	806	843
Total cash, cash equivalents and restricted cash as shown in the Consolidated Statements of Cash Flows	$2,082,007	$1,478,071	$3,149,494

Investments — The Company has classified its investments in debt securities and equity securities with readily determinable fair value as available-for-sale securities.  These securities are recognized based on trade date and carried at estimated fair value with the aggregate unrealized gains and losses related to these investments, net of taxes, reflected as a part of "Accumulated other comprehensive income (loss)" within stockholders' equity.

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

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease related to leasehold improvements, whichever is shorter.

Building Construction-in-progress — Building construction-in-progress is associated with the construction of an office building in the Netherlands and is included in “Property and equipment, net” in the Consolidated Balance Sheet at December 31, 2016. Depreciation of the building and its related components will commence once it is ready for the Company’s use.

Website and Internal-use Software Capitalization — Certain direct development costs associated with website and internal-use software are capitalized and include external direct costs of services and payroll costs for employees devoting time to the software projects principally related to website and mobile app development, including support systems, software coding, designing system interfaces and installation and testing of the software.  These costs are recorded as property and equipment and are generally amortized over a period of two to five years beginning when the asset is substantially ready for use. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized and amortized over the estimated useful life of the enhancements. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. Additions to capitalized costs during the years ended December 31, 2016, 2015 and 2014 were $54.2 million, $44.2 million and $20.9 million, respectively. Costs capitalized in 2016 were higher than in 2015 primarily related to activity for agoda.com. Costs for 2015 reflect a full year of activity for OpenTable compared to a partial year's activity in 2014 and higher development costs for priceline.com.

Land use rights — Land use rights represent prepayments for the lease of land where the Company is constructing an office building in the Netherlands. The land use rights are recorded as rent expense in "General and administrative" expense in the Consolidated Statement of Operations on a straight-line basis over the lease period. At December 31, 2016, the Company had approximately $45.3 million associated with land use rights recorded in “Other assets” in the Consolidated Balance Sheet. See Note 14 for further details.

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

Goodwill is not subject to amortization and is reviewed at least annually for impairment, or earlier if an event occurs or circumstances change and there is an indication of impairment.  The Company tests goodwill at a reporting unit level.  The fair value of the reporting unit is compared to its carrying value, including goodwill.  Fair values are determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approaches (EBITDA multiples of comparable publicly-traded companies and precedent transactions) and based on market participant assumptions.  An impairment is recorded to the extent that the implied fair value of goodwill is less than the carrying value of goodwill. See Note 9 for further information.

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

Agency Revenues

Agency revenues are derived from travel-related transactions where the Company does not facilitate payments for the travel services provided. Agency revenues consist primarily of accommodation reservation commissions, as well as certain global distribution system ("GDS") reservation booking fees and travel insurance fees, and are reported at the net amounts received, without any associated cost of revenue.  Such revenues are primarily recognized by the Company when the customer's travel is completed.

Merchant Revenues

Merchant revenues are derived from services where the Company facilitates payments for the travel services provided. Name Your Own Price® travel reservation services are presented in the income statement on a gross basis so merchant revenue and costs of revenues include the reservation price to the customer and the cost charged by the service provider, respectively. For all other merchant transactions, the Company presents merchant revenue on a net basis in the income statement.

Merchant revenue also includes ancillary fees, including damage excess waiver and travel insurance and certain GDS reservation booking fees, customer processing fees associated with priceline.com's opaque reservation services and merchant retail accommodation reservation services at priceline.com and agoda.com and are generally recognized by the Company when the customer completes his/her travel.

Merchant Retail Services:  Merchant revenues for the Company's merchant retail services are derived from transactions where customers book accommodation reservations or rental car reservations from travel service providers at disclosed rates which are subject to contractual arrangements.  The Company charges the customer at the time of booking and any amounts owed to the travel service provider along with the Company's deferred revenue are included in deferred merchant bookings. Reservations are generally refundable upon cancellation, subject to cancellation penalties in certain cases.  Merchant revenue and the cost charged by travel service provider for priceline.com, agoda.com and Rentalcars.com are recognized when the customer completes their travel. Revenue for Booking.com's merchant transactions is comprised of accommodation reservation commissions which are recognized when the customer completes their travel.

Merchant Opaque Services:  The Company describes its priceline.com Name Your Own Price® and Express Deals® travel services as "opaque" because certain elements of the service, including the identity of the travel service provider, are not disclosed to the consumer prior to making a reservation. The Name Your Own Price® service connects consumers that are willing to accept a level of flexibility regarding their travel itinerary with travel service providers that are willing to accept a lower price in order to sell their excess capacity without disrupting their existing distribution channels or retail pricing structures.  The Company's Name Your Own Price® services use a pricing system that allows consumers to "bid" the price they are prepared to pay when submitting an offer for a particular travel service.  The Company accesses databases in which participating travel service providers file secure discounted rates, not generally available to the public, to determine whether it can fulfill the consumer's offer.  The Company selects the travel service provider and determines the price it will accept from the consumer. Express Deals® allows consumers to select hotel, rental car and airline ticket reservations with price and certain information regarding amenities disclosed prior to making the reservation. The Company recognizes revenues and costs for these services when it confirms the customer's non-refundable offer.  In circumstances where the Company makes certain customer concessions, the Company accrues for such estimated losses.

Pursuant to the terms of the Company's retail and opaque merchant services, its travel service providers are permitted to bill the Company for the underlying cost of the service during a specified period of time.  In the event that the Company is not billed by the travel provider within the specified time period, the Company reduces its cost by the unbilled amounts.

Advertising and Other Revenues

Advertising and other revenues are primarily earned by KAYAK and OpenTable and to a lesser extent by priceline.com for advertising placements on its website and Booking.com's BookingSuite branded accommodation marketing and business analytics services. KAYAK earns advertising revenue primarily by sending referrals to OTCs and travel service providers and from advertising placements on its websites and mobile apps. Revenue related to referrals is earned when a customer clicks on a referral placement or upon completion of the travel. Revenue for advertising placements is earned based upon when a customer clicks on an advertisement or when KAYAK displays an advertisement. OpenTable earns reservation fees when diners are seated through its online restaurant reservation service and subscription fees for restaurant management services on a straight-line basis over the contractual period that the service is provided.

Cost of Revenues

Cost of revenues consists primarily of the cost paid to travel service providers for priceline.com's Name Your Own Price® and vacation package reservation services, net of applicable taxes and charges, and fees paid to third parties by KAYAK and priceline.com to return travel itinerary information for consumer search queries.

Loyalty Programs

The Company provides various loyalty programs. Participating customers earn loyalty points on current transactions that can be redeemed for future qualifying transactions. When the points are earned, the Company estimates the amount of loyalty points expected to be redeemed and records a reduction in revenue. At December 31, 2016 and 2015, a liability of $84.4 million and $71.1 million, respectively, for loyalty points programs was included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

Tax Recovery Charge, Occupancy Taxes and State and Local Taxes

The Company provides an online travel service to facilitate online travel purchases by consumers from travel service providers, including accommodation, rental car and airline ticket reservations, and sometimes as part of a vacation package reservation.  For merchant transactions, the Company charges the consumer an amount intended to cover the taxes that the Company anticipates the travel service provider will owe and remit to the local taxing authorities ("tax recovery charge").  Tax rate information for calculating the tax recovery charge is provided to the Company by the travel service providers.

In certain taxing jurisdictions, the Company is required by statute or court order to collect and remit certain taxes (local occupancy tax, general excise and/or sales tax) imposed upon its margin and/or service fee. The tax recovery charge and occupancy and other related taxes collected from customers and remitted to those jurisdictions are reported on a net basis in the Consolidated Statement of Operations. Except in those jurisdictions, the Company does not charge the customer or remit occupancy or other related taxes based on its margin or service fee (see Note 14).

Performance Advertising — Advertising expenses classified as performance advertising are generally managed by the Company by monitoring return on investment. These expenses primarily consist of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) other performance-based advertisements. Performance advertising expense is recognized as incurred.  Included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets are accrued performance advertising liabilities of $267.5 million and $188.2 million at December 31, 2016 and 2015, respectively.

Brand Advertising — Advertising expenses classified as brand advertising are generally managed by the Company to a targeted spending level to drive brand awareness. This includes both online and offline activities such as online videos (for example, on YouTube and Facebook), television advertising, billboards and subway and bus advertisements. Brand advertising expense is generally recognized as incurred with the exception of advertising production costs, which are expensed the first time the advertisement is displayed or broadcast.

In 2016, the Company changed the presentation of advertising expenses from "Advertising - Online" and "Advertising - Offline" to "Performance advertising" and "Brand advertising" in the Consolidated Statements of Operations. This change in presentation had no impact on total advertising expenses, operating income or net income. As a result, for the years ended December 31, 2015 and 2014, brand advertising in online channels of $59.0 million and $25.8 million , respectively, is now recorded in "Brand advertising" rather than "Advertising - Online". The Company believes its new presentation is helpful because it separates performance advertising that is typically managed on a return on investment basis from brand advertising that is generally spent to build brand awareness and managed to a targeted spending level. See above for the descriptions and accounting policies of performance advertising and brand advertising.

Sales and Marketing — Sales and marketing expenses consist primarily of (1) credit card and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) customer relations costs; (4) public relations costs; (5) provisions for bad debt, primarily related to agency accommodation commission receivables; and (6) provisions for customer chargebacks.

Personnel — Personnel expenses consist of compensation to the Company's personnel, including salaries, stock-based compensation, bonuses, payroll taxes and employee health benefits.  Included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets are accrued compensation liabilities of $242.6 million and $186.1 million at December 31, 2016 and 2015, respectively.

Stock-Based Compensation — Stock-based compensation is recognized in the financial statements based upon fair value.  The fair value of performance share units and restricted stock units is determined based on the number of units granted and the quoted price of the Company's common stock as of the grant date or acquisition date.  Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period.  The fair value of employee stock options assumed in acquisitions was determined using the Black Scholes model and the market value of the Company's common stock at the respective acquisition dates. Fair value is recognized as expense on a straight line basis, net of estimated forfeitures, over the employee requisite service period (see "Recent Accounting Pronouncements" described later in this footnote for accounting changes that are effective January 1, 2017).

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

Income taxes are not accrued for unremitted earnings of international subsidiaries that have been or are intended to be indefinitely reinvested outside of the United States.

The Company recognizes liabilities when it believes that uncertain positions may not be fully sustained upon review by the tax authorities.  Liabilities recognized for uncertain tax positions are based on a two step approach for recognition and measurement.  First, the Company evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit based on its technical merits.  Secondly, the Company measures the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.  Interest and penalties attributable to uncertain tax positions, if any, are recognized as a component of income tax expense.  See Note 13 for further details on income taxes.

Segment Reporting — The Company determined that its brands constitute its operating segments. The Company's Booking.com brand represents a substantial majority of gross profit and net income. Based on similar economic characteristics and other similar operating factors, the Company has aggregated the operating segments into one reportable segment. For geographic information, see Note 16.

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

In November 2015, the Company issued Senior Notes due November 25, 2022 for an aggregate principal amount of 750 million Euros. In March 2015, the Company issued Senior Notes due March 3, 2027 for an aggregate principal amount of 1.0 billion Euros. In September 2014, the Company issued Senior Notes due September 23, 2024 for an aggregate principal amount of 1.0 billion Euros. The Company designated the carrying value, plus accrued interest, of these Euro-denominated Senior Notes as a hedge of the Company's net investment in Euro functional currency subsidiaries. The foreign currency transaction gains or losses on these liabilities and the foreign currency translation gains or losses from translating the Euro-denominated net assets of these subsidiaries into U.S. Dollars are included as a component of "Accumulated other comprehensive income (loss)" in the Company's Consolidated Balance Sheets (see Notes 10 and 12).

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

Recent Accounting Pronouncements

Simplifying the Test for Goodwill Impairment

In January 2017, the Financial Accounting Standards Board ("FASB") issued a new accounting update to simplify the test for goodwill impairment by eliminating Step 2, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill, which requires a hypothetical purchase price allocation, with the carrying amount of that reporting unit’s goodwill. Under this update, an entity would perform its quantitative annual, or interim, goodwill impairment test using the current Step 1 test and recognize an impairment charge for the excess of the carrying value of a reporting unit over its fair value.

For public business entities, this update is effective for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests occurring after January 1, 2017. The accounting update will be applied prospectively. The Company is currently evaluating when it will adopt this update and what the impact upon adoption will be, if any.

Definition of a Business

In January 2017, the FASB issued a new accounting update to clarify the definition of a business and provide additional guidance to assist entities with evaluating whether transactions should be accounted for as asset acquisitions (or disposals) or business combinations (or disposals of a business). Under this update, an entity first determines whether substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this criterion is met, the transaction should be accounted for as an asset acquisition as opposed to a business combination. This distinction is important because the accounting for an asset acquisition significantly differs from the accounting for a business combination. This update eliminates the requirement to evaluate whether a market participant could replace missing elements (e.g. inputs or processes), narrows the definition of outputs and requires that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs.

For public business entities, this update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods.  The accounting update will be applied prospectively and early adoption is permitted. The Company expects to early adopt this update in the first quarter of 2017 and does not expect a significant impact to its Consolidated Financial Statements.

Restricted Cash

In November 2016, the FASB issued a new accounting update on the classification and presentation of restricted cash in the statement of cash flows to address the diversity in practice. This accounting update requires entities to show changes in cash, cash equivalents and restricted cash on a combined basis in the statement of cash flows. In addition, this accounting guidance requires a reconciliation of the total cash, cash equivalent and restricted cash in the statement of cash flows to the related captions in the balance sheet if cash, cash equivalents and restricted cash are presented in more than one line item in the balance sheet.

This accounting update is effective for public business entities for fiscal years beginning after December 15, 2018, including those interim periods within those fiscal years. The Company early adopted this accounting update in the fourth quarter of 2016 and applied it retrospectively to all prior periods presented, therefore, the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014 were adjusted. See the section above on accounting policies related to "Restricted Cash" for the reconciliation of cash, cash equivalent and restricted cash reported in the Consolidated Balance Sheets to the total shown in the Consolidated Statements of Cash Flows.

Intra-entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued new accounting guidance on income tax accounting associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB's simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.

For public business entities, this update is effective for annual reporting periods beginning after December 15, 2017. Entities are required to apply this accounting update on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company expects to early adopt this update in the first quarter of 2017 and the adoption of this accounting update will have an insignificant impact to the Company's Consolidated Financial Statements.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued new accounting guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable and available-for-sale debt securities. For financial assets measured at amortized cost, this new guidance requires an entity to (1) estimate its lifetime expected credit losses upon recognition of the financial assets and establish an allowance to present the net amount expected to be collected, (2) recognize this allowance and changes in the allowance during subsequent periods through net income and (3) consider relevant information about past events, current conditions and reasonable and supportable forecasts in assessing the lifetime expected credit losses. For available-for-sale debt securities, this new guidance made several targeted amendments to the existing other-than-temporary impairment model, including (1) requiring disclosure of the allowance for credit losses, (2) allowing reversals of the previously recognized credit losses until the entity has the intent to sell, is more-likely-than-not required to sell the securities or the maturity of the securities, (3) limiting impairment to the difference between the amortized cost basis and fair value and (4) not allowing entities to consider the length of time that fair value has been less than amortized cost as a factor in evaluating whether a credit loss exists.

This update is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities are required to apply this accounting update on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact to its Consolidated Financial Statements of adopting this new guidance.

Share-based Compensation

In March 2016, the FASB issued new accounting guidance to improve the accounting for certain aspects of share-based payment transactions as part of its simplification initiative. The key provisions of this accounting update are: (1) recognizing current excess tax benefits in the income statement in the period the benefits are deducted on the income tax return as opposed to an adjustment to additional paid-in capital in the period the benefits are realized by reducing a current income tax liability; (2) allowing an entity-wide election to account for forfeitures related to service conditions as they occur instead of estimating the total number of awards that will be forfeited because the requisite service period will not be rendered; (3) allowing the net settlement of an equity award for employee statutory tax withholding purposes to not exceed the maximum statutory tax rate by relevant tax jurisdiction instead of withholding taxes for each employee based on a minimum statutory withholding tax rate; and (4) requiring the presentation of excess tax benefits as operating cash flow and cash payments for employee statutory tax withholding related to vested stock awards as financing cash flow in the Consolidated Statements of Cash Flows. Under this new accounting standard, all previously unrecognized equity deductions will be recognized as a deferred tax asset, net of any valuation allowance, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption of this standard.

For public business entities, this update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption was permitted. The Company will adopt this accounting update in the first quarter of 2017. The Company will record a deferred tax asset of approximately $300 million related to previously unrecognized U.S. equity deductions, with an offsetting cumulative-effect adjustment to retained earnings as of January 1, 2017. The Company will elect to account for forfeitures related to service conditions as they occur, as a result, there will be a cumulative net charge to retained earnings for $7.0 million (forfeiture true-up adjustment less deferred tax benefit) and recognition of deferred tax assets for $2.0 million, with an offsetting credit to additional paid-in capital for $9.0 million. In addition, the Company will elect to change the presentation of excess tax benefits in the consolidated statements of cash flows for periods prior to January 1, 2017 to reflect these excess tax benefits in operating cash flows instead of financing cash flows.

Leases

In February 2016, the FASB issued a new accounting standard intended to improve the financial reporting of lease transactions.  The new accounting standard requires lessees to recognize an asset and a liability on the balance sheet for the right and obligation created by entering into a lease transaction for all leases with the exception of short-term leases.  The new standard retains the dual-model concept by requiring entities to determine if a lease is an operating or financing lease and the current "bright line" percentages could be used as guidance in applying the new standard. The lessor accounting model remains largely unchanged. The new standard significantly expands qualitative and quantitative disclosures for lessees.

The update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is allowed. Entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact to its Consolidated Financial Statements of adopting this new guidance.

Recognition and Measurement of Financial Instruments

In January 2016, the FASB issued a new accounting update which amends the guidance on the recognition and measurement of financial instruments. The update requires (1) an entity to measure equity investments (except those accounted for under the equity method or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income rather than accumulated other comprehensive income (loss); (2) allows an entity to elect to measure those equity investments that do not have a readily determinable fair value at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (3) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; and (4) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s evaluation of their other deferred tax assets.

This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption, although allowed in certain circumstances, is not applicable to the Company. An entity would apply this update by a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. After the adoption of this new accounting guidance, in the first quarter of 2018, the Company will record fair value changes in its investments in Ctrip equity securities in net income, which could vary significantly quarter to quarter (see Note 4 for their carrying values and fair values of these equity investments). In addition, the Company intends to continue to use the cost method of accounting for equity investments without a readily determinable fair value.

Revenue from Contracts with Customers

In May 2014, the FASB issued a new accounting standard on the recognition of revenue from contracts with customers that was designed to create greater comparability for financial statement users across industries and jurisdictions. The core principle of this standard is that an "entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." The new standard also requires enhanced disclosures on the nature, amount, timing and uncertainty of revenue from contracts with customers. Since May 2014, the FASB has issued several amendments to this standard, including additional guidance, and deferred the effective date for public business entities to annual and interim periods beginning after December 15, 2017.

The Company will adopt this new standard in the first quarter of 2018 by applying the modified retrospective transition approach, which means that revenues for 2016 and 2017 will be reported on a historical basis and revenues for 2018 will be reported on the new basis and historical basis. Based on the Company's preliminary analysis, the revenue standard is expected to change the timing of revenue recognition for travel reservation services, but the Company does not currently expect material impacts to its annual gross profit or net income, although the effects on quarterly gross profit and net income may be more significant. In addition, the adoption of the revenue standard is expected to change the presentation of Name Your Own Price® revenue from "gross" to "net" reporting, which will decrease revenue and cost of revenue equally, but have no impact on gross profit or net income.

3.	STOCK-BASED COMPENSATION

The Company's 1999 Omnibus Plan, as amended and restated effective June 6, 2013, (the "1999 Plan") is the primary stock compensation plan from which broad-based employee equity awards may be made.  As of December 31, 2016, there were 2,292,522 shares of common stock available for future grant under the 1999 Plan. In addition, under plans assumed in connection with various acquisitions, there were 107,637 shares of common stock available for future grant as of December 31, 2016.

Stock-based compensation issued under the plans generally consists of restricted stock units, performance share units and stock options. Restricted stock units and performance share units generally vest over periods from 1 to 3 years. Stock options granted to employees generally have a term of 10 years. The Company issues new shares of common stock upon the vesting of restricted stock units and performance share units and the exercise of stock options. See Note 2 for the Company's accounting policy on stock-based compensation.

Stock-based compensation included in personnel expenses in the Consolidated Statements of Operations was approximately $249.6 million, $247.4 million and $186.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Stock-based compensation for the years ended December 31, 2016, 2015 and 2014 includes charges amounting to $20.7 million, $22.6 million and $20.6 million, respectively, representing the impact of adjusting the estimated probable outcome at the end of the performance period for outstanding unvested performance share units.  Included in stock-based compensation are approximately $2.6 million, $2.6 million, and $2.3 million for the years ended December 31, 2016, 2015, and 2014, respectively, for restricted stock units awarded to non-employee directors.  The related tax benefit for stock-based compensation is $45.3 million, $52.9 million and $38.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Restricted Stock Units and Performance Share Units

The following table summarizes the activity of restricted stock units and performance share units ("share-based awards") during the years ended December 31, 2014, 2015 and 2016:

Share-based Awards	Shares	Weighted-average Grant Date Fair Value

Unvested at December 31, 2013	534,319	$615.10

Granted	128,484	$1,308.13
Assumed in an acquisition	43,993	$1,238.68
Vested	(195,730)	$492.22
Performance Shares Adjustment	68,499	$1,085.94
Forfeited/Canceled	(9,250)	$972.19
Unvested at December 31, 2014	570,315	$912.26

Granted	198,141	$1,226.41
Vested	(161,862)	$757.66
Performance Shares Adjustment	64,328	$1,238.30
Forfeited/Canceled	(33,665)	$1,151.70
Unvested at December 31, 2015	637,257	$1,070.10

Granted	202,740	$1,314.93
Vested	(298,753)	$858.23
Performance Shares Adjustment	52,224	$1,294.84
Forfeited/Canceled	(77,862)	$1,278.06
Unvested at December 31, 2016	515,606	$1,287.88

Share-based awards granted by the Company during the years ended December 31, 2016, 2015 and 2014 had aggregate grant date fair values of approximately $266.6 million, $243.0 million and $168.1 million, respectively.  Share-based awards that vested during the years ended December 31, 2016, 2015, and 2014 had grant date fair values of $256.4 million, $122.6 million and $96.3 million, respectively.

As of December 31, 2016, there was $320.0 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 1.8 years.

During the year ended December 31, 2016, the Company made broad-based grants of 117,005 restricted stock units that generally have a three-year vesting period, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability. These share-based awards had a total grant date fair value of $154.9 million based on a weighted-average grant date fair value per share of $1,324.21.

In addition, during the year ended December 31, 2016, the Company granted 85,735 performance share units to executives and certain other employees.  The performance share units had a total grant date fair value of $111.7 million based upon a weighted-average grant date fair value per share of $1,302.25.  The performance share units are payable in shares of the Company's common stock upon vesting. Subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability, recipients of these performance share units generally must continue their service through the requisite service period in order to receive any shares.  Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period which generally ends December 31, 2018, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.  As of December 31, 2016, the estimated number of probable shares to be issued is a total of 118,132 shares, net of performance share units forfeited and vested since the grant date.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 172,930 total shares could be issued.  If the minimum performance thresholds are not met, 45,962 shares would be issued at the end of the performance period.

2015 Performance Share Units

During the year ended December 31, 2015, the Company granted 107,623 performance share units with a grant date fair value of $133.2 million, based on a weighted-average grant date fair value per share of $1,237.53. The actual number of shares to be issued will be determined upon completion of the performance period which generally ends December 31, 2017, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.

At December 31, 2016, there were 75,929 unvested 2015 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of December 31, 2016, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 131,844 shares. If the maximum performance thresholds are met at the end of the performance period, a maximum of 188,240 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 43,953 shares would be issued at the end of the performance period.

2014 Performance Share Units

During the year ended December 31, 2014, the Company granted 72,277 performance share units with a grant date fair value of $96.1 million, based on a weighted-average grant date fair value per share of $1,329.11. The actual number of shares to be issued will be determined based upon completion of the performance period which ended December 31, 2016.

At December 31, 2016, there were 43,428 unvested 2014 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of December 31, 2016, the total number of shares expected to be issued pursuant to these performance share units during 2017 is 70,474 shares.

Stock Options

The following table summarizes the activity for stock options during the years ended December 31, 2014, 2015 and 2016:

Employee Stock Options	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (000's)	Weighted-average Remaining Contractual Term (in years)
Balance, December 31, 2013	137,708	$315.36	$116,686	6.6
Assumed in acquisitions	61,897	$457.67
Exercised	(51,003)	$293.59
Forfeited	(2,217)	$517.91
Balance, December 31, 2014	146,385	$380.05	$111,277	6.5
Assumed in acquisitions	1,422	$230.37
Exercised	(52,697)	$355.85
Forfeited	(6,006)	$511.87
Balance, December 31, 2015	89,104	$383.03	$79,474	5.4
Exercised	(38,150)	$404.40
Forfeited	(1,971)	$241.65
Balance, December 31, 2016	48,983	$372.07	$53,587	4.4
Vested and exercisable as of December 31, 2016	46,601	$351.22	$51,953	4.3
Vested and exercisable as of December 31, 2016 and expected to vest thereafter, net of estimated forfeitures	48,931	$372.11	$53,528	4.4

The aggregate intrinsic value of employee stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $35.1 million, $46.3 million and $49.2 million, respectively. During the years ended December 31, 2016, 2015 and 2014, stock options assumed in acquisitions vested for 12,180, 38,689 and 41,524 shares with an acquisition-date fair value of $7.6 million, $24.4 million and $24.2 million, respectively.

For the years ended December 31, 2016, 2015 and 2014, the Company recorded stock-based compensation expense related to employee stock options of $6.8 million, $24.9 million and $24.7 million, respectively. Employee stock options assumed in acquisitions during the year ended December 31, 2015 had a total acquisition-date fair value of $1.4 million based on a weighted-average acquisition date fair value of $1,015.81 per share. For the year ended December 31, 2014, employee stock options assumed in acquisitions had a total acquisition date fair value of $45.5 million based on a weighted average acquisition date fair value of $734.76 per share. As of December 31, 2016, there was $1.3 million of total future compensation costs related to unvested employee stock options to be recognized over a weighted-average period of 1.0 year.

4.	INVESTMENTS

Short-term and Long-term Investments in Available for Sale Securities

See Note 2 for the Company's accounting policy related to its investments in available-for-sale securities. The following table summarizes, by major security type, the Company's investments as of December 31, 2016 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
International government securities	$249,552	$221	$(89)	$249,684
U.S. government securities	456,971	57	(140)	456,888
Corporate debt securities	1,510,119	1,119	(928)	1,510,310
Commercial paper	1,998	—	—	1,998
Total short-term investments	$2,218,640	$1,397	$(1,157)	$2,218,880

Long-term investments:
International government securities	$655,857	$4,110	$(623)	$659,344
U.S. government securities	773,718	337	(7,463)	766,592
Corporate debt securities	6,042,271	9,973	(50,455)	6,001,789
U.S. government agency securities	4,979	—	(27)	4,952
Ctrip convertible debt securities	1,275,000	65,800	(47,712)	1,293,088
Ctrip equity securities	655,311	213,233	(3,242)	865,302
Total long-term investments	$9,407,136	$293,453	$(109,522)	$9,591,067

The Company's investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business.  As of December 31, 2016, the weighted-average life of the Company’s fixed income investment portfolio, excluding the Company's investment in Ctrip convertible debt securities, was approximately 2.0 years with an average credit quality of A+/A1/A+.

The Company invests in international government securities with high credit quality. As of December 31, 2016, investments in international government securities principally included debt securities issued by the governments of the Netherlands, Belgium, France, Germany and Austria.

On August 7, 2014 and May 26, 2015, the Company invested $500 million and $250 million, respectively, in five-year senior convertible notes issued at par by Ctrip.com International Ltd. ("Ctrip"). On December 11, 2015, the Company invested $500 million in a Ctrip ten-year senior convertible note issued at par value, which included a put option allowing the Company to require a prepayment in cash from Ctrip at the end of the sixth year of the note. On September 12, 2016, the Company invested $25 million in a Ctrip six-year senior convertible note issued at par value, which included a put option allowing the Company to require prepayment in cash from Ctrip at the end of the third year of the note. The conversion feature associated with this September 2016 Ctrip convertible note met the definition of an embedded derivative (see Note 5). As of December 31, 2016, the Company had also invested $630.3 million and $25.0 million of its international cash in Ctrip American Depositary Shares ("ADSs") and Ctrip ordinary shares, respectively. The convertible debt and equity securities of Ctrip have been marked-to-market in accordance with the accounting guidance for available-for-sale securities.

In connection with the Company's investments in Ctrip's convertible notes, Ctrip granted the Company the right to appoint an observer to its board of directors and permission to acquire its shares (through the acquisition of Ctrip ADSs in the open market) so that combined with ADSs issuable upon conversion of the August 2014, May 2015 and September 2016 convertible notes and ordinary shares, the Company could hold up to an aggregate of approximately 15% of Ctrip's outstanding equity. As of December 31, 2016, the Company did not have significant influence over Ctrip.

The following table summarizes, by major security type, the Company's investments as of December 31, 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
International government securities	$395,404	$497	$(104)	$395,797
U.S. government securities	457,001	—	(507)	456,494
Corporate debt securities	305,654	25	(419)	305,260
Commercial paper	11,688	—	—	11,688
U.S. government agency securities	2,009	—	(2)	2,007
Total short-term investments	$1,171,756	$522	$(1,032)	$1,171,246

Long-term investments:
International government securities	$718,947	$1,367	$(683)	$719,631
U.S. government securities	580,155	277	(1,982)	578,450
Corporate debt securities	4,294,282	1,273	(18,941)	4,276,614
U.S. municipal securities	1,080	3	—	1,083
Ctrip convertible debt securities	1,250,000	158,600	(30,050)	1,378,550
Ctrip equity securities	630,311	346,724	—	977,035
Total long-term investments	$7,474,775	$508,244	$(51,656)	$7,931,363

The Company recognized net realized gains of $1.1 million and $2.2 million related to investments for the years ended December 31, 2016 and 2015, respectively. There were no significant realized gains or losses related to investments for the year ended December 31, 2014. As of December 31, 2016, the Company does not consider any of its investments to be other-than-temporarily impaired.

Cost-method Investments

The Company held investments in equity securities of private companies, which are typically at an early stage of development, of approximately $7.6 million and $62.3 million as of December 31, 2016 and December 31, 2015, respectively. These investments are accounted for under the cost method and included in "Other assets" in the Company's Consolidated Balance Sheets. The Company evaluates its investments quarterly to determine if any indicators of other-than-temporary impairment exist.

In March 2016, the Company received an operating performance update from Hotel Urbano, which showed 2015 results significantly below expectations, significantly reduced forecasts and the need for additional funding in the near term. This update combined with increased political turmoil, the declaration of a public health emergency related to the Zika virus and sustained poor macroeconomic conditions in Brazil in the first quarter of 2016 indicated a potential other-than-temporary impairment in the fair value of the Company’s investment. As a result, the Company analyzed all information available and based on the best estimate of the fair value of this investment, recognized an impairment of approximately $50 million for the three months ended March 31, 2016. In the second quarter of 2016, after discussions with Hotel Urbano's management, the Company reviewed their additional funding needs and based on its business prospects, the Company recognized an impairment of approximately $10 million for the three months ended June 30, 2016 to write-off the remainder of its investment in Hotel Urbano. In addition, the Company recognized an impairment of approximately $3 million for an investment in another private company during the three months ended June 30, 2016.

There has been no further identified events or changes in circumstances to indicate a potential impairment with the Company's cost-method investments as of December 31, 2016.

5.	FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of December 31, 2016 are classified in the categories described in the tables below (in thousands):

	Level 1	Level 2	Total
ASSETS:
Cash equivalents:
Money market funds	$977,468	$—	$977,468
International government securities	—	30,266	30,266
U.S. government securities	—	176,140	176,140
Corporate debt securities	—	9,273	9,273
Commercial paper	—	1,998	1,998
Time deposits	49,160	—	49,160
Short-term investments:
International government securities	—	249,684	249,684
U.S. government securities	—	456,888	456,888
Corporate debt securities	—	1,510,310	1,510,310
Commercial paper	—	1,998	1,998
Long-term investments:
International government securities	—	659,344	659,344
U.S. government securities	—	766,592	766,592
Corporate debt securities	—	6,001,789	6,001,789
U.S. government agency securities	—	4,952	4,952
Ctrip convertible debt securities	—	1,293,088	1,293,088
Ctrip equity securities	865,302	—	865,302
Derivatives:
Currency exchange derivatives	—	756	756
Total assets at fair value	$1,891,930	$11,163,078	$13,055,008

	Level 1	Level 2	Total
LIABILITIES:
Currency exchange derivatives	$—	$1,015	$1,015

Financial assets and liabilities carried at fair value as of December 31, 2015 are classified in the categories described in the tables below (in thousands):

	Level 1	Level 2	Total
ASSETS:
Cash equivalents:
Money market funds	$99,117	$—	$99,117
International government securities	—	10,659	10,659
U.S. government securities	—	90,441	90,441
Corporate debt securities	—	1,855	1,855
Commercial paper	—	335,663	335,663
Short-term investments:
International government securities	—	395,797	395,797
U.S. government securities	—	456,494	456,494
Corporate debt securities	—	305,260	305,260
Commercial paper	—	11,688	11,688
U.S. government agency securities	—	2,007	2,007
Long-term investments:
International government securities	—	719,631	719,631
U.S. government securities	—	578,450	578,450
Corporate debt securities	—	4,276,614	4,276,614
U.S. municipal securities	—	1,083	1,083
Ctrip convertible debt securities	—	1,378,550	1,378,550
Ctrip equity securities	977,035	—	977,035
Derivatives:
Currency exchange derivatives	—	363	363
Total assets at fair value	$1,076,152	$8,564,555	$9,640,707

	Level 1	Level 2	Total
LIABILITIES:
Currency exchange derivatives	$—	$644	$644

There are three levels of inputs to measure fair value.  The definition of each input is described below:

Level 1:	Quoted prices in active markets that are accessible by the Company at the measurement date for identical assets and liabilities.

Level 2:
Inputs that are observable, either directly or indirectly. Such prices may be based upon quoted prices for identical or comparable securities in active markets or inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available.

Investments in corporate debt securities, U.S. and international government securities, commercial paper, government agency securities, convertible debt securities and municipal securities are considered "Level 2" valuations because the Company has access to quoted prices, but does not have visibility to the volume and frequency of trading for all of these investments.  For the Company's investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.

The Company's derivative instruments are valued using pricing models.  Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility and currency rates. Derivatives are considered "Level 2" fair value measurements. The Company's derivative instruments are typically short-term in nature.

As of December 31, 2016 and 2015, the Company's cash consisted of bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings are carried at cost which approximates their fair value because of the short-term nature of these items.  As of December 31, 2016 and 2015, the Company held investments in equity securities of private companies of approximately $7.6 million and $62.3 million, respectively, and these investments are accounted for under the cost method of accounting (see Note 4). See Note 4 for information on the carrying value of available-for-sale investments, Note 10 for the estimated fair value of the Company's outstanding Senior Notes and Note 18 for the Company's contingent liabilities associated with business acquisitions.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations.  The Company limits these risks by following established risk management policies and procedures, including the use of derivatives.  See Note 2 for the Company's accounting policy on derivative financial instruments.

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  The Company enters into average-rate derivative contracts to hedge translation risk from short-term foreign exchange rate fluctuations for the Euro, British Pound Sterling and certain other currencies versus the U.S. Dollar. As of December 31, 2016 and 2015, there were no outstanding derivative contracts related to foreign currency translation risk. Foreign exchange gains of $3.4 million for the year ended December 31, 2016, foreign exchange losses of $6.6 million for the year ended December 31, 2015 and foreign exchange gains of $13.7 million for the year ended December 31, 2014, were recorded related to these derivatives in "Foreign currency transactions and other" in the Consolidated Statements of Operations.

The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in currency exchange rates on its transactional balances denominated in currencies other than the functional currency. Currency exchange derivatives outstanding as of December 31, 2016 associated with foreign currency transaction risks resulted in a net liability of $0.3 million, with a liability in the amount of $1.0 million recorded in "Accrued expenses and other current liabilities" and an asset in the amount of $0.7 million recorded in "Prepaid expenses and other current assets" in the Consolidated Balance Sheet.  Currency exchange derivatives outstanding as of December 31, 2015 associated with foreign exchange transaction risks resulted in a net liability of $0.3 million, with a liability in the amount of $0.7 million recorded in "Accrued expenses and other current liabilities" and an asset in the amount of $0.4 million recorded in "Prepaid expense and other current assets" in the Consolidated Balance Sheet. Derivatives associated with these transaction risks resulted in foreign exchange losses of $15.8 million, $15.3 million and $21.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. These mark-to-market adjustments on the derivative contracts, offset by the effect of changes in currency exchange rates on transactions denominated in currencies other than the functional currency, resulted in net losses of $13.9 million, $13.8 million and $11.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. These net impacts are reported in “Foreign currency transactions and other” in the Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments resulted in a net cash inflow of $4.5 million for the year ended December 31, 2016 and net cash outflows of $33.9 million and $8.9 million for the years ended December 31, 2015 and 2014, respectively, and were reported within "Net cash provided by operating activities" in the Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — The Company had no foreign currency forward contracts designated as hedges of its net investment in a foreign subsidiary outstanding as of December 31, 2016 and 2015. A net cash inflow of $5.2 million for the year ended December 31, 2015 and a net cash outflow of $80.3 million for the year ended December 31, 2014 were reported within "Net cash used in investing activities" in the Consolidated Statements of Cash Flows.

Embedded Derivative — In September 2016, the Company invested $25 million in a Ctrip convertible note (see Note 4). The Company determined that the conversion option for this note met the definition of an embedded derivative. At December 31, 2016, the embedded derivative had an estimated fair value of $1.8 million and is reported in the balance sheet with its host contract in "Long-term investments." The embedded derivative is bifurcated for measurement purposes only and the mark-to-market for the year ended December 31, 2016 was $1.1 million loss and included in "Foreign currency transactions and other" in the Company's Consolidated Statement of Operations.

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

	For the Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$15,014	$14,212	$14,116
Provision charged to expense	46,241	24,324	22,990
Charge-offs and adjustments	(35,233)	(22,682)	(21,546)
Currency translation adjustments	(457)	(840)	(1,348)
Balance, end of year	$25,565	$15,014	$14,212

7.	NET INCOME PER SHARE

The Company computes basic net income per share by dividing net income applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net income per share is based upon the weighted-average number of common and common equivalent shares outstanding during the period.

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Weighted-average number of basic common shares outstanding	49,491	50,940	52,301
Weighted-average dilutive stock options, restricted stock units and performance share units	238	395	340
Assumed conversion of Convertible Senior Notes	334	258	382
Weighted-average number of diluted common and common equivalent shares outstanding	50,063	51,593	53,023
Anti-dilutive potential common shares	2,443	2,563	2,574

Anti-dilutive potential common shares for the years ended December 31, 2016, 2015 and 2014 include approximately 2.0 million shares, 2.1 million shares and 2.1 million shares, respectively, that could be issued under the Company's outstanding convertible notes.  Under the treasury stock method, the convertible notes will generally have an anti-dilutive impact on net income per share if the conversion prices for the convertible notes exceed the Company's average stock price.

8.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2016 and 2015 consisted of the following (in thousands):

	2016	2015	Estimated Useful Lives (years)
Computer equipment and software	$522,675	$396,961	2 to 5 years
Leasehold improvements	143,191	109,724	2 to 11 years
Office equipment, furniture and fixtures	34,176	28,447	2 to 10 years
Building construction-in-progress	5,945	—
Total	705,987	535,132
Less: accumulated depreciation	(358,970)	(260,346)
Property and equipment, net	$347,017	$274,786

Fixed asset depreciation expense was approximately $140.1 million, $101.5 million and $78.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

9.	INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$809,287	$(270,813)	$538,474	$824,932	$(227,994)	$596,938	10 - 20 years	16 years

Technology	112,141	(80,549)	31,592	112,639	(61,404)	51,235	1 - 5 years	5 years

Patents	1,623	(1,598)	25	1,623	(1,562)	61	15 years	15 years

Internet domain names	39,495	(25,089)	14,406	40,352	(20,954)	19,398	2 - 20 years	8 years

Trade names	1,667,221	(261,412)	1,405,809	1,671,356	(183,101)	1,488,255	4-20 years	20 years

Non-compete agreements	21,900	(18,321)	3,579	22,847	(11,201)	11,646	3-4 years	3 years

Other	—	—	—	135	(135)	—
Total intangible assets	$2,651,667	$(657,782)	$1,993,885	$2,673,884	$(506,351)	$2,167,533

Intangible assets are amortized on a straight-line basis.  Amortization expense was approximately $169.1 million, $171.0 million and $129.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The annual estimated amortization expense for intangible assets for the next five years and thereafter is expected to be as follows (in thousands):

2017	$159,451
2018	141,161
2019	130,997
2020	124,216
2021	119,469
Thereafter	1,318,591
$1,993,885

A roll-forward of goodwill for the years ended December 31, 2016 and 2015 consisted of the following (in thousands):

	2016	2015
Balance, beginning of year	$3,375,000	$3,326,474
Acquisitions	—	74,584
Impairment	(940,700)	—
Currency translation adjustments	(37,394)	(26,058)
Balance, end of year	$2,396,906	$3,375,000

A substantial portion of the intangibles and goodwill relates to the acquisitions of OpenTable in July 2014 and KAYAK in May 2013. See Note 18 for further information on the acquisition of OpenTable.

As of September 30, 2016, the Company performed its annual goodwill impairment testing. Other than OpenTable, the fair values of the Company’s reporting units substantially exceeded their respective carrying values. For OpenTable, the Company recognized a non-cash impairment charge to goodwill of $940.7 million, which is not tax deductible, resulting in an adjusted carrying value of OpenTable goodwill of $580.1 million as of September 30, 2016. The goodwill impairment charge was included in operating expenses in the Consolidated Statement of Operations for the year ended December 31, 2016. OpenTable’s estimated fair value was determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approaches (EBITDA multiples of comparable publicly-traded companies and precedent transactions). Also, the Company tested the recoverability of OpenTable’s other long-lived assets and concluded there was no impairment as of September 30, 2016. Since the annual impairment test, there have been no further events or changes in circumstances to indicate a potential impairment.

The goodwill impairment was primarily the result of a change in OpenTable’s business strategy that occurred during the third quarter 2016. OpenTable’s post-acquisition strategy was premised on significant and rapid investment in international expansion and various other growth initiatives, resulting in near-term reduced earnings and profit margins but with the goal of achieving significantly increased revenues and profitability in the long term. This strategy had resulted in limited progress as of September 30, 2016. As a result, while OpenTable intends to continue to pursue and invest in international expansion and its other growth initiatives, it intends to do so in a more measured and deliberate manner. This change in strategy resulted in OpenTable updating its forecasted financial results to reflect (a) a material reduction in forecasted long-term financial results from these initiatives, partially offset by (b) improved earnings and profit margins in the near term as a result of the reduced investments. Based on the updated forecast, the Company estimated a significant reduction in the fair value of the OpenTable business and recorded the goodwill impairment discussed above.

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

The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility would be used for working capital and general corporate purposes, which could include acquisitions, share repurchases or debt repayments. The Company paid $4.0 million in debt issuance costs related to the revolving credit facility during the year ended December 31, 2015. As of December 31, 2016 and 2015, there were no borrowings outstanding and approximately $3.8 million and $2.5 million of letters of credit issued under this facility.

Upon entering into this new revolving credit facility, the Company terminated its $1.0 billion five-year revolving credit facility entered into in October 2011 and recognized interest expense of $1.0 million related to the write-off of the remaining unamortized debt issuance costs in 2015.

Outstanding Debt

Outstanding debt as of December 31, 2016 consisted of the following (in thousands):

December 31, 2016	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Short-term debt:
1.0% Convertible Senior Notes due March 2018	$1,000,000	$(32,266)	$967,734
Long-term debt:
0.35% Convertible Senior Notes due June 2020	$1,000,000	$(90,251)	$909,749
0.9% Convertible Senior Notes due September 2021	1,000,000	(104,592)	895,408
2.15% (€750 Million) Senior Notes due November 2022	791,063	(5,336)	785,727
2.375% (€1 Billion) Senior Notes due September 2024	1,054,750	(12,861)	1,041,889
3.65% Senior Notes due March 2025	500,000	(3,727)	496,273
3.6% Senior Notes due June 2026	1,000,000	(7,619)	992,381
1.8% (€1 Billion) Senior Notes due March 2027	1,054,750	(5,655)	1,049,095
Total long-term debt	$6,400,563	$(230,041)	$6,170,522

Outstanding debt as of December 31, 2015 consisted of the following (in thousands):

December 31, 2015	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Long-term debt:
1.0% Convertible Senior Notes due March 2018	$1,000,000	$(58,929)	$941,071
0.35% Convertible Senior Notes due June 2020	1,000,000	(114,898)	885,102
0.9% Convertible Senior Notes due September 2021	1,000,000	(125,258)	874,742
2.15% (€750 Million) Senior Notes due November 2022	815,217	(6,555)	808,662
2.375% (€1 Billion) Senior Notes due September 2024	1,086,957	(14,688)	1,072,269
3.65% Senior Notes due March 2025	500,000	(4,160)	495,840
1.8% (€1 Billion) Senior Notes due March 2027	1,086,957	(6,200)	1,080,757
Total long-term debt	$6,489,131	$(330,688)	$6,158,443

Based upon the closing price of the Company's common stock for the prescribed measurement periods during the three months ended December 31, 2016, the contingent conversion threshold on the 2018 Notes (as defined below) was exceeded. Therefore, the 2018 Notes are currently convertible at the option of the holders, and, accordingly, the Company reported the carrying value of the 2018 Notes as a current liability in the Company's Consolidated Balance Sheet as of December 31, 2016.

Since these notes are convertible at the option of the holders and the principal amount is required to be paid in cash, the Company reclassified the unamortized debt discount for the 2018 Notes in the amount of $28.5 million before tax as of December 31, 2016 from additional paid-in-capital to convertible debt in the mezzanine section in the Company's Consolidated Balance Sheet. The contingent conversion threshold on the 2018 Notes was not exceeded at December 31, 2015, therefore, the 2018 Notes were reported as a non-current liability in the Consolidated Balance Sheet. The determination of whether or not the 2018 Notes are convertible is performed on a quarterly basis. Consequently, the 2018 Notes may not be convertible in future quarters.

The contingent conversion thresholds on the 2020 Notes (as defined below) and the 2021 Notes (as defined below) were not exceeded at December 31, 2016 and December 31, 2015, and therefore these notes were reported as a non-current liability in the Consolidated Balance Sheets.

Fair Value of Debt

As of December 31, 2016 and 2015, the estimated fair value of the outstanding Senior Notes was approximately $8.4 billion and $7.0 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 5). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period.  A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the Convertible Senior Notes.

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

In March 2010, the Company issued in a private placement $575.0 million aggregate principal amount of Convertible Senior Notes due March 15, 2015, with an interest rate of 1.25% (the "2015 Notes").  The Company paid $13.3 million in debt issuance costs associated with the 2015 Notes for the year ended December 31, 2010.  The 2015 Notes were convertible, subject to certain conditions, into the Company's common stock at a conversion price of approximately $303.06 per share.  In March 2015, in connection with the maturity or conversion prior to maturity of the 2015 Notes, the Company paid $37.5 million to satisfy the aggregate principal amount due and paid an additional $110.1 million in satisfaction of the conversion value in excess of the principal amount, which was charged to additional paid-in capital. During the year ended December 31, 2014, the Company delivered cash of $122.9 million to repay the aggregate principal amount and issued 300,256 shares of its common stock and paid cash of $2.2 million in satisfaction of the conversion value in excess of the principal amount associated with the 2015 Notes that were converted prior to maturity.

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

Debt discount after tax of $82.5 million ($142.9 million before tax) less financing costs associated with the equity component of convertible debt of $1.6 million after tax was recorded in additional paid-in capital related to the 2021 Notes at December 31, 2014. Debt discount after tax of $92.4 million ($154.3 million before tax) less financing costs associated with the equity component of convertible debt of $0.1 million after tax was recorded in additional paid-in capital related to the 2020 Notes at June 30, 2013. Debt discount after tax of $80.9 million ($135.2 million before tax) less financing costs associated with the equity component of convertible debt of $2.8 million after tax was recorded in additional paid-in capital related to the 2018 Notes at March 31, 2012. Debt discount after tax of $69.1 million ($115.2 million before tax) less financing costs associated with the equity component of convertible debt of $1.6 million after tax was recorded in additional paid-in capital related to the 2015 Notes at March 31, 2010.

For the years ended December 31, 2016, 2015 and 2014, the Company recognized interest expense of $94.5 million, $92.7 million and $75.3 million, respectively, related to convertible notes, comprised of $22.5 million, $22.6 million and $17.1 million, respectively, for the contractual coupon interest, $67.5 million, $65.6 million and $54.4 million, respectively, related to the amortization of debt discount and $4.5 million, $4.5 million and $3.8 million, respectively, related to the amortization of debt issuance costs.  For the years ended December 31, 2016, 2015 and 2014, included in the amortization of debt discount mentioned above was $2.8 million, $2.7 million and $2.6 million, respectively, of original issuance discount amortization related to the 2020 Notes. In addition, the Company incurred interest expense for the write-off of unamortized debt issuance costs related to debt conversions of $0.5 million for the year ended December 31, 2014. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt.  The weighted-average effective interest rates for the years ended December 31, 2016, 2015, and 2014 are 3.4%, 3.4% and 3.5%, respectively.

In addition, if the Company's convertible debt is redeemed or converted prior to maturity, a gain or loss on extinguishment is recognized.  The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value.  To estimate the fair value of the debt at the conversion date, the Company estimated its straight debt borrowing rate, considering its credit rating and straight debt of comparable corporate issuers.  For the year ended December 31, 2014 the Company recognized non-cash losses of $6.3 million ($3.8 million after tax) in "Foreign currency transactions and other" in the Consolidated Statement of Operations in connection with the conversion of the 2015 Notes.

Other Long-term Debt

In May 2016, the Company issued Senior Notes due June 1, 2026, with an interest rate of 3.6% (the "2026 Notes") for an aggregate principal amount of $1.0 billion. The 2026 Notes were issued with an initial discount of $1.9 million. In addition, the Company paid $6.2 million in debt issuance costs during the year ended December 31, 2016. Interest on the 2026 Notes is payable semi-annually on June 1 and December 1, beginning December 1, 2016.

In November 2015, the Company issued Senior Notes due November 25, 2022, with an interest rate of 2.15% (the "2022 Notes") for an aggregate principal amount of 750 million Euros. The 2022 Notes were issued with an initial discount of 2.2 million Euros. In addition, the Company paid $3.7 million in debt issuance costs during the year ended December 31, 2015. Interest on the 2022 Notes is payable annually on November 25. Subject to certain limited exceptions, all payments of interest and principal, including payments made upon any redemption of the 2022 Notes will be made in Euros.

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

For the years ended December 31, 2016 and 2015, the Company recognized interest expense of $108.0 million and $61.5 million, respectively, related to other long-term debt which was comprised of $104.1 million and $59.0 million, respectively, for the contractual coupon interest, $1.5 million and $1.1 million, respectively, related to the amortization of debt discount and $2.4 million and $1.4 million, respectively, related to the amortization of debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt.

In March 2016, the Company received a ten-year loan from the State of Connecticut in the amount of $2.5 million with an interest rate of 1% in connection with the construction of office space in Connecticut.  As of December 31, 2016, the loan is reported in "Other long-term liabilities" in the Consolidated Balance Sheet. The loan will be forgiven if certain employment and salary conditions are met in 2017 for a portion of the loan and in 2019 for the remaining balance of the loan.

11.	TREASURY STOCK

In the first quarter of 2016, the Company's Board of Directors authorized a program to repurchase up to $3.0 billion of the Company's common stock, in addition to amounts previously authorized. In the year ended December 31, 2016, the Company repurchased 635,877 shares of its common stock in the open market for an aggregate cost of $861.5 million, which included stock repurchases in December 2016 of 10,215 shares for an aggregate cost of $15.0 million that were settled in January 2017. As a result, the Consolidated Balance Sheet at December 31, 2016 includes $15.0 million in "Accrued expenses and other current liabilities" for these unsettled stock repurchases. The Consolidated Statement of Cash Flows for the year ended December 31, 2016 excludes the impact of these stock repurchases settled in January 2017.

As of December 31, 2016, the Company had a remaining authorization of $2.1 billion to purchase its common stock. In the first quarter of 2017, the Company's Board of Directors authorized a program to repurchase up to $2.0 billion of the Company's common stock, in addition to amounts previously authorized. The Company may make additional repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined at the Company's discretion.

In the first quarter of 2015, the Company's Board of Directors authorized the repurchase of up to $3.0 billion of the Company's common stock, in addition to amounts previously authorized. In the year ended December 31, 2015, the Company repurchased 2,468,259 shares of its common stock in the open market for an aggregate cost of $3.0 billion related to this authorization and 5,813 shares for an aggregate cost of $7.2 million covered under the remaining authorization as of December 31, 2014 to repurchase common stock.

In 2014, the Company repurchased 114,645 share of its common stock in privately negotiated, off-market transactions and 438,897 shares of its common stock in the open market for aggregate costs of $147.3 million and $500.0 million, respectively. All these shares were covered under the Company's remaining authorizations as of December 31, 2013 to repurchase common stock.

The Board of Directors has given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  In the years ended December 31, 2016, 2015 and 2014, the Company repurchased 127,107, 65,849, and 77,761 shares at an aggregate cost of $167.0 million, $81.9 million and $103.1 million, respectively, to satisfy employee withholding taxes related to stock-based compensation.

As of December 31, 2016, there were 13,190,929 shares of the Company's common stock held in treasury.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The table below provides the balances for each classification of accumulated other comprehensive income (loss) as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Foreign currency translation adjustments, net of tax (1)	$(311,247)	$(217,263)
Net unrealized gain on marketable securities, net of tax (2)	176,563	462,115
Accumulated other comprehensive income (loss)	$(134,684)	$244,852

(1)       Foreign currency translation adjustments, net of tax, include net losses from fair value adjustments of $35.0 million after tax ($52.6 million before tax) and $34.8 million after tax ($52.6 million before tax) at December 31, 2016 and 2015, respectively, associated with settled derivatives that previously had been designated as net investment hedges (see Note 5).

Foreign currency translation adjustments, net of tax, include foreign currency transaction gains of $182.6 million after tax ($310.4 million before tax) and $126.8 million after tax ($220.5 million before tax) at December 31, 2016 and 2015, respectively, associated with the Company's 2022 Notes, 2024 Notes and 2027 Notes. The 2022 Notes, 2024 Notes and 2027 Notes are Euro-denominated debt and are designated as hedges of certain of the Company's Euro-denominated net assets (see Note 10).

The remaining balance in foreign currency translation adjustments excludes income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States.

(2)         The unrealized gains before tax at December 31, 2016 and 2015 were $185.9 million and $456.1 million, respectively, of which unrealized gains of $148.5 million and $481.3 million, respectively, were exempt from tax in the Netherlands and unrealized gains of $37.4 million and unrealized losses of $25.2 million, respectively, were taxable.

13.	INCOME TAXES

International pre-tax income was $3.7 billion, $3.1 billion and $2.9 billion for the years ended December 31, 2016, 2015 and 2014, respectively. U.S. pre-tax loss was $983.1 million for the year ended December 31, 2016 and U.S. pre-tax income was $35.4 million and $98.4 million for the years ended December 31, 2015 and 2014, respectively.

Provision for Income Taxes

The income tax expense (benefit) for the year ended December 31, 2016 is as follows (in thousands):

	Current	Deferred	Total
International	$627,718	$(14,359)	$613,359
U.S. Federal	63,613	(32,405)	31,208
U.S. State	(1,175)	(65,141)	(66,316)
Total	$690,156	$(111,905)	$578,251

The income tax expense (benefit) for the year ended December 31, 2015 is as follows (in thousands):

	Current	Deferred	Total
International	$526,052	$(17,789)	$508,263
U.S. Federal	88,237	(68,696)	19,541
U.S. State	24,006	25,150	49,156
Total	$638,295	$(61,335)	$576,960

The income tax expense (benefit) for the year ended December 31, 2014 is as follows (in thousands):

	Current	Deferred	Total
International	$496,719	$(10,613)	$486,106
U.S. Federal	10,316	47,847	58,163
U.S. State	28,953	(5,527)	23,426
Total	$535,988	$31,707	$567,695

The U.S. pre-tax loss for the year ended December 31, 2016 compared to the pre-tax income for the year December 31, 2015 is primarily due to the impairment charge for goodwill of $940.7 million related to OpenTable (see Note 9) and increased interest expense in 2016.  Income tax expense on the Company’s U.S. pre-tax loss for the year ended December 31, 2016 includes the impact of the non-deductible impairment charge of OpenTable goodwill, U.S. income tax on the Company’s international interest income, which increased during the year, and the tax benefits arising from U.S. state tax law changes resulting in a net decrease to deferred tax liabilities, mostly associated with acquired intangible assets.

The U.S. pre-tax income for the year ended December 31, 2015, decreased compared to the year ended December 31, 2014, primarily due to higher interest expense and increased intangible amortization from the OpenTable acquisition. Income tax expense on the Company's U.S. pre-tax income for the year ended December 31, 2015, includes the impact of increases in state income tax rates on the Company's deferred tax liabilities and U.S. income tax on the Company's international interest income which increased during the year.

Deferred Income Taxes

At December 31, 2016, the Company had approximately $727.8 million of available net operating loss carryforwards ("NOLs") for U.S. federal income tax purposes, comprised of approximately $22.8 million of NOLs generated from operating losses and approximately $705.0 million of NOLs generated from equity-related transactions, including equity-based compensation and stock warrants. The NOLs mainly expire from December 31, 2019 to December 31, 2021 and an additional $207 million expires at December 31, 2033.  The Company also had approximately $583.9 million of U.S. state NOLs, the majority of which were generated from equity related transactions and mainly expire between December 31, 2020 and December 31, 2034. In addition, the Company has $133.5 million of non-U.S. NOLs, of which $66.1 million expire between December 31, 2019 and December 31, 2023. Further at December 31, 2016, the Company had approximately $34.3 million of U.S. research tax credit carryforwards, subject to annual limitation, that mainly expire between December 31, 2028 and December 31, 2034, and $26.0 million of federal alternative minimum tax credit carryforwards, that do not expire, that are available to reduce future tax liabilities.

The utilization of these NOLs, allowances and credits is dependent upon the Company's ability to generate sufficient future taxable income and the tax laws in the jurisdictions where the losses were generated. Because of a 2016 change in state tax law, the Company estimates that approximately $230 million of unrecognized state NOLs ($20.7 million tax-effected) generated from equity-related transactions will expire before the Company has the capacity to utilize them. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, tax planning strategies, the carryforward periods available for tax reporting purposes, and other relevant factors.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Deferred tax assets/(liabilities):
Net operating loss carryforward — U.S.	$15,977	$59,220
Net operating loss carryforward — International	18,371	18,153
Accrued expenses	72,631	61,703
Stock-based compensation and other stock based payments	60,937	77,761
Other	—	8,001
Subtotal	167,916	224,838

Discount on convertible notes	(77,845)	(112,886)
Intangible assets and other	(740,329)	(822,685)
Euro denominated debt	(117,737)	(92,230)
Fixed assets	(2,245)	(3,658)
Other	(3,958)	—
Less valuation allowance on deferred tax assets	(24,475)	(64,845)
Net deferred tax liabilities (1)	$(798,673)	$(871,466)

(1)   Includes deferred tax assets of $23.7 million and $21.1 million as of December 31, 2016 and 2015, respectively, reported in "Other assets" in the Consolidated Balance Sheets.

The valuation allowance on deferred tax assets of $24.5 million at December 31, 2016 includes $4.1 million related to U.S. federal net operating loss carryforwards derived from equity transactions, $18.5 million related to international operations and $1.9 million related to U.S. research credits and capital loss carryforwards.  During the year ended December 31, 2016, the Company utilized the majority of its pre-2006 federal equity NOLs resulting in a $40 million decrease in the valuation allowance. Additionally, since January 1, 2006, the Company has generated tax benefits arising from equity transactions that are not included in the deferred tax table above in accordance with current accounting principles. Pursuant to the adoption of an accounting update issued in March 2016, the Company will record a deferred tax asset for approximately $300 million, net of valuation allowances, with a corresponding credit to retained earnings on January 1, 2017, representing the previously unrecognized tax benefit related to equity transactions (see Note 2).

It is the practice and intention of the Company to indefinitely reinvest the unremitted earnings of its international subsidiaries outside of the United States, therefore, at December 31, 2016, no provision has been made for U.S. taxes on approximately $13.0 billion of cumulative unremitted international earnings.  The Company estimates that the deferred tax liability it would record if such earnings were not indefinitely reinvested internationally is approximately $2.3 billion as of December 31, 2016.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Effective Income Tax Rate

A significant portion of the Company's taxable earnings are generated in the Netherlands. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%.  A portion of Booking.com's earnings during the years ended December 31, 2016, 2015 and 2014 qualifies for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those years.

The effective income tax rate of the Company is different from the amount computed using the expected U.S. statutory federal rate of 35% as a result of the following items (in thousands):

	2016	2015	2014
Income tax expense at federal statutory rate	$949,633	$1,094,912	$1,046,307
Adjustment due to:
Foreign rate differential	(377,542)	(316,078)	(289,692)
Innovation Box Tax benefit	(324,633)	(260,193)	(233,545)
Impairment of goodwill and cost-method investment	343,484	—	—
Other	(12,691)	58,319	44,625
Income tax expense	$578,251	$576,960	$567,695

Uncertain Tax Positions

See Note 2 for the Company's accounting policy on uncertain tax positions. The following is a reconciliation of the total beginning and ending amount of unrecognized tax benefits (in thousands):

	2016	2015	2014
Unrecognized tax benefit — January 1	$42,594	$52,356	$22,104
Gross increases — tax positions in current period	2,468	3,411	9,305
Gross increases — tax positions in prior periods	859	4,305	6,569
Increase acquired in business combination	—	—	17,767
Gross decreases — tax positions in prior periods	(217)	(10,365)	(2,164)
Reduction due to lapse in statute of limitations	(9,077)	(7,113)	(346)
Reduction due to settlements during the current period	(3,912)	—	(879)
Unrecognized tax benefit — December 31	$32,715	$42,594	$52,356

The unrecognized tax benefits are included in "Other long-term liabilities" and "Deferred income taxes" in the Consolidated Balance Sheets for the years ended December 31, 2016, 2015 and 2014. The Company does not expect further significant changes in the amount of unrecognized tax benefits during the next twelve months.

The Company's Netherlands, U.S. federal, Connecticut, Singapore, and U.K. income tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities as prescribed by applicable statute. The statute of limitations remains open for: the Company's Netherlands returns from 2010 and forward; the Company's Singapore returns from 2012 and forward; the Company's U.S. Federal and Connecticut returns from 2013 and forward; and the Company's U.K. returns for the tax years 2008, 2015, and 2016. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute in the major taxing jurisdictions in which the company is a taxpayer. See Note 14 for more information regarding tax contingencies.

14.	COMMITMENTS AND CONTINGENCIES

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

On July 1, 2015, Booking.com voluntarily implemented the commitments given to the French, Italian and Swedish NCAs throughout the European Economic Area and Switzerland. Nearly all NCAs in the European Economic Area have now closed their investigations following Booking.com's implementation of the commitments in their jurisdictions. Booking.com has also recently resolved the concerns of the NCAs in Australia, New Zealand and Georgia further to agreeing to implement the "narrow" price parity clause in these countries. The Turkish NCA recently imposed fines on Booking.com following an investigation into Booking.com's "wide" parity clauses. Booking.com is in ongoing discussions with various NCAs in other countries regarding their concerns. The Company is currently unable to predict the long-term impact the implementation of these commitments will have on Booking.com's business, on investigations by other countries, or on industry practice more generally.

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

A working group of 10 European NCAs (France, Germany, Belgium, Hungary, Ireland, Italy, the Netherlands, Czech Republic, the United Kingdom and Sweden) was established by the European Commission in December 2015 to monitor the effects of the narrow price parity clause in Europe. This working group (the "ECN Working Group") issued questionnaires during 2016 to online travel agencies, including Booking.com and Expedia, meta-search sites and hotels about the narrow price parity clause. On February 17, 2017 the ECN Working Group issued a statement that it would publish its report soon and that it had decided to keep the sector under review and re-assess the competitive situation in due course. Separately, the French NCA, which is conducting its own review of the effects of the narrow price parity clause, on February 9, 2017, issued a report stating that it has not ruled out the possibility of issuing an opinion at its own initiative if a change in competition requires it, and that it would continue to contribute actively to the ECN Working Group process.

The Company is unable to predict how these appeals and the remaining investigations in other countries will ultimately be resolved, or whether further action in Europe will be taken as a result of the working group's findings. Possible outcomes include requiring Booking.com to amend or remove its rate parity clause from its contracts with accommodation providers in those jurisdictions and/or the imposition of fines. The Company is unable to predict the impact these possible outcomes might have on its business.

In August 2015, French legislation known as the "Macron Law" became effective. Among other things, the Macron Law makes price parity agreements illegal, including the "narrow" price parity agreements agreed to by the French NCA in April 2015. Legislation in Austria prohibiting "narrow" price parity agreements (including the narrow parity clause) became effective on December 31, 2016. Similar legislation was approved by the Italian Senate in June 2016 but not ultimately passed, and could be introduced again in 2017. A motion to prohibit the narrow price parity clause has also been proposed in Switzerland. It is not yet clear how the Macron Law and the Austrian legislation or the proposed Italian and Swiss legislation may affect the Company's business in the long term in France, Austria, Italy and Switzerland, respectively.

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

As a result of the travel transaction tax litigation generally and other attempts by U.S. jurisdictions to levy similar taxes, the Company has established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $27 million at both December 31, 2016 and 2015. The Company's legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

Patent Infringement

On February 9, 2015, International Business Machines Corporation ("IBM") filed a complaint in the U.S. District Court for the District of Delaware against The Priceline Group Inc. and its subsidiaries KAYAK Software Corporation, OpenTable, Inc. and priceline.com LLC (the "Subject Companies"). In the complaint, IBM alleges that the Subject Companies have infringed and continue to willfully infringe certain IBM patents that IBM claims relate to the presentation of applications and advertising in an interactive service, preserving state information in online transactions and single sign-on processes in a computing environment and seeks unspecified damages (including a request that the amount of compensatory damages be trebled), injunctive relief and costs and reasonable attorneys’ fees. The Subject Companies believe the claims to be without merit and are contesting them. The Subject Companies asked the court to dismiss the case due to lack of patentable subject matter in the asserted patents, and on March 30, 2016 that motion was denied without prejudice to refiling later in the case. Concurrently with the litigation, the Subject Companies filed two Inter Partes Review ("IRP") petitions and four Covered Business Method (“CBM”) petitions for the patents-in-suit with the U.S. Patent and Trademark Office (the "PTAB"). The PTAB denied one of the IPR petitions and granted one of the IPR petitions, and denied the four CBM petitions. Expert discovery has concluded and summary judgment briefing has begun. Trial in the District Court is scheduled for August 2017.  The Company does not believe a loss contingency is probable or reasonably estimable and therefore has not recorded a liability for this matter.

French and Italian Tax Matters

French tax authorities recently concluded an audit of Booking.com that started in 2013 of the years 2003 through 2012. They are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income taxes and value-added taxes. In December 2015, the French tax authorities issued Booking.com assessments for approximately 356 million Euros, the majority of which would represent penalties and interest. The Company believes that Booking.com has been, and continues to be, in compliance with French tax law, and the Company intends to contest the assessments. If the Company is unable to resolve the matter with the French authorities, it would expect to challenge the assessments in the French courts. In order to contest the assessments in court, the Company may be required to pay, upfront, the full amount or a significant part of any such assessments, though any such payment would not constitute an admission by it that it owes the taxes. At the end of 2016, French authorities announced their intention to also audit the tax years 2013 to 2015, which could result in additional assessments.

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

Contingent Consideration for Business Acquisitions (see Note 18)

Employment Contracts

The Company has employment agreements with certain members of senior management that provide for cash severance payments of up to approximately $17.8 million, accelerated vesting of equity instruments, including without limitation, stock options, restricted stock units and performance share units upon, among other things, death or termination without "cause" or "good reason," as those terms are defined in the agreements. In addition, certain of the agreements provide for the extension of health and insurance benefits after termination for periods up to two years.

Building Construction

In September 2016, the Company signed a turnkey agreement to construct an office building in the Netherlands, which will be the future headquarters of the Booking.com business. The turnkey agreement provides for payments by Booking.com of approximately 270 million Euros and consists of two components, land use rights and the building to be constructed. Upon signing this agreement, Booking.com paid approximately 48 million Euros to the developer, which included approximately 43 million Euros for the acquired land use rights and approximately 5 million Euros for the building construction. The land use rights are included in “Other assets” and the building construction-in-progress is included in “Property and equipment, net” in the Consolidated Balance Sheet at December 31, 2016, and both are reflected as investing activities in the Company's Consolidated Statement of Cash Flows for the year ended December 31, 2016. The land use rights asset and required future lease payments to the Municipality in Amsterdam of approximately 60 million Euros are recognized as rent expense on a straight-line basis over the remaining 49-year term of the lease and are recorded in general and administrative expense in the statements of operations. In 2017, Booking.com expects to pay approximately 34 million Euros related to the building construction, with the remainder of payments being paid periodically beginning in 2018 until the expected completion of the building in late 2020. The Company utilized its international cash for the September 2016 payment and expects all future payments to be made from its international cash.

Operating Leases

The Company leases certain facilities and equipment through operating leases.  Rental expense for leased office space was approximately $77.3 million, $64.8 million and $57.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Rental expense for data center space was approximately $22.2 million, $21.6 million and $14.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company's headquarters and the headquarters of the priceline.com business are located in Norwalk, Connecticut, United States of America, where the Company leases approximately 90,000 square feet of office space. The Company leases approximately 258,000 square feet of office space in Amsterdam, Netherlands for the headquarters of the Booking.com business; the KAYAK business is headquartered in Stamford, Connecticut, United States of America, where the Company leases approximately 18,000 square feet of office space; the agoda.com business has significant support operations in Bangkok, Thailand, where the Company leases approximately 140,000 square feet of office space; the OpenTable business is headquartered in San Francisco, California, United States of America, where the Company leases approximately 60,000 square feet of office space; and the Rentalcars.com business is headquartered in Manchester, England, where the Company leases approximately 45,000 square feet of office space.  The Company leases additional office space to support its operations in various locations around the world, including hosting and data center facilities in the United States, the United Kingdom, Switzerland, the Netherlands, Germany, Singapore, Hong Kong and China and sales and support facilities in numerous locations.

Other than the office building in the Netherlands that is currently under construction, as discussed above, the Company does not own any real estate as of December 31, 2016. Minimum payments for operating leases for office space, data centers and equipment having initial or remaining non-cancellable terms in excess of one year have been translated into U.S. Dollars at the December 31, 2016 spot exchange rates, as applicable, and are as follows (in thousands):

2017	2018	2019	2020	2021	After 2021	Total
$103,656	$103,561	$92,958	$79,340	$57,418	$150,738	$587,671

15.	BENEFIT PLANS

The Company maintains a defined contribution 401(k) savings plan (the "Plan") covering certain U.S. employees. In connection with acquisitions, effective as of the date of such acquisitions, the Company assumed defined contribution plans covering the U.S. employees of the acquired companies. The Company also maintains certain other defined contribution plans outside of the United States for which it provides contributions for participating employees.  The Company's matching contributions during the years ended December 31, 2016, 2015 and 2014 were approximately $10.2 million, $8.4 million and $6.2 million, respectively.

16.	GEOGRAPHIC INFORMATION

The Company's international information consists of the results of Booking.com, agoda.com and Rentalcars.com and the results of the international businesses of KAYAK and OpenTable since July 24, 2014 (in each case regardless of where the consumer resides, where the consumer is physically located while using our services or the location of the travel service provider or restaurant). The Company's geographic information is as follows (in thousands):

	United States	International		Total Company
		The Netherlands	Other
2016
Revenues	$1,680,446	$7,783,376	$1,279,184	$10,743,006
Intangible assets, net	1,918,095	51,317	24,473	1,993,885
Goodwill	1,801,835	228,670	366,401	2,396,906
Other long-lived assets	102,457	195,669	123,485	421,611

2015
Revenues	$1,817,360	$6,205,116	$1,201,511	$9,223,987
Intangible assets, net	2,052,351	78,027	37,155	2,167,533
Goodwill	2,742,535	232,982	399,483	3,375,000
Other long-lived assets	89,656	138,329	103,142	331,127

2014
Revenues	$1,798,484	$5,519,207	$1,124,280	$8,441,971
Intangible assets, net	2,183,957	108,650	42,154	2,334,761
Goodwill	2,712,479	224,731	389,264	3,326,474
Other long-lived assets	80,668	97,056	77,915	255,639

17.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)

2016

Total revenues	$2,148,119	$2,555,902	$3,690,552	$2,348,433

Gross profit	2,019,450	2,429,818	3,589,063	2,276,361

Net income(1)	374,424	580,638	506,017	673,908

Net income applicable to common stockholders per basic common share(1)	$7.54	$11.71	$10.24	$13.66

Net income applicable to common stockholders per diluted common share(1)	$7.47	$11.60	$10.13	$13.47

(1)  tIncludes a non-cash charge in the third quarter of 2016 related to an impairment of OpenTable goodwill of $940.7 million, which is not tax deductible (see Note 9). The goodwill impairment charge reduced basic and diluted net income per share for the third quarter of 2016 by $19.03 and $18.82, respectively.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)

2015

Total revenues	$1,840,694	$2,280,397	$3,102,901	$1,999,995

Gross profit	1,672,236	2,092,906	2,947,282	1,879,383

Net income	333,327	517,032	1,196,732	504,269

Net income applicable to common stockholders per basic common share	$6.42	$10.02	$23.67	$10.14

Net income applicable to common stockholders per diluted common share	$6.36	$9.94	$23.41	$10.00

18.    ACQUISITIONS

Subsequent Event - Acquisition activity in 2017

On February 7, 2017, the Company signed a definitive agreement to acquire the Momondo Group, which operates the travel meta-search websites Momondo and Cheapflights. The Company will use approximately $550 million of its international cash to fund this acquisition. The deal is expected to close later in the year, subject to regulatory approval.

Acquisition activity in 2015

The Company paid approximately $75 million, net of cash acquired, to acquire certain businesses in 2015. The Company's consolidated financial statements include the accounts of these businesses starting at their respective acquisition dates. Revenues and earnings of these businesses since their respective acquisition date and pro forma results of operations have not been presented separately as such financial information is not material to the Company's results of operations. As of both December 31, 2016 and 2015, the Company's Consolidated Balance Sheets include a long-term liability of approximately $9 million for estimated contingent consideration for a business acquisition. The estimated acquisition-date contingent liability is based upon the probability-weighted average payments for specific performance factors from the acquisition date through the performance period which ends at March 31, 2019. The range of undiscounted outcomes for the estimated contingent payments is approximately $0 to $90 million.

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

OpenTable has built a strong brand helping diners secure restaurant reservations online across the United States and select non-U.S. markets.  OpenTable also helps restaurants manage their reservations and connect directly with their customers.  The Company believes that OpenTable has significant global potential and intends to leverage its international experience and capabilities in support of OpenTable's international growth. During the third quarter of 2016, the Company changed its business strategy to pursue and invest in OpenTable international expansion and other growth initiatives in a more measured and deliberate manner. This change in strategy resulted in a material reduction in forecasted long-term financial results for OpenTable. As a result, the Company recognized a non-cash impairment charge for OpenTable goodwill of $940.7 million. See Note 9 for further information.

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

Exhibit Number	Description
3.1(a)	Restated Certificate of Incorporation of the Registrant.
3.2(b)	Amended and Restated By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1 and 3.2.
4.2(c)	Specimen Certificate for Registrant's Common Stock.
4.3(d)	Indenture, dated as of March 12, 2012, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.4(e)	Indenture, dated as of June 4, 2013, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.5(f)	Indenture, dated as of August 20, 2014, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.6(g)
Indenture for the 2.375% Senior Notes due 2024, 1.800% Senior Notes due 2027, 3.650% Senior Notes due 2025, 2.15% Senior Notes due 2022 and 3.600% Senior Notes due 2026, between the Registrant and Deutsche Bank Trust Company Americas, as Trustee.

4.7(h)	Form of 2.375% Senior Note due 2024.
4.8(i)	Officers' Certificate, dated September 23, 2014, for the 2.375% Senior Notes due 2024.
4.9(j)	Form of 1.800% Senior Note due 2027.
4.10(k)	Officers' Certificate, dated March 3, 2015, for the 1.800% Senior Notes due 2027.
4.11(l)	Form of 3.650% Senior Note due 2025.
4.12(m)	Officers' Certificate, dated March 13, 2015, for the 3.650% Senior Notes due 2025.
4.13(g)	Form of 2.15% Senior Note due 2022.
4.14(g)	Officers' Certificate, dated November 25, 2015, for the 2.15% Senior Notes due 2022.
4.15(n)	Form of 3.600% Senior Note due 2026.
4.16(n)	Officers' Certificate, dated May 23, 2016, for the 3.600% Senior Notes due 2026.
10.1(o)+	priceline.com Incorporated 1999 Omnibus Plan (As Amended and Restated Effective June 6, 2013).
10.2(p)+	Form of Restricted Stock Unit Award Agreement for Employees in the Netherlands under the 1999 Omnibus Plan.
10.3(q)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan to non-employee directors.
10.4(r)+	2014 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.5(s)+	2015 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.6(t)+	2016 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.

10.7(u)+	Amended and Restated KAYAK Software Corporation 2012 Equity Incentive Plan.
10.8(v)+	OpenTable, Inc. Amended and Restated 2009 Equity Incentive Award Plan.
10.9(w)+	Buuteeq, Inc. Amended and Restated 2010 Stock Plan.
10.10(x)+	Amended and Restated Rocket Travel, Inc. 2012 Stock Incentive Plan.
10.11(x)+	The Priceline Group Inc. Amended and Restated Annual Bonus Plan.
10.12(y)+	Form of Non-Competition and Non-Solicitation Agreement.
10.13(z)+	Transition Agreement dated November 7, 2013 by and between the Registrant and Jeffery H. Boyd.
10.14(t)+	Second Amended and Restated Employment Agreement dated March 5, 2015 by and between the Registrant, Booking.com Holding B.V. and Darren R. Huston.
10.15(z)+	Amended and Restated Non-Competition and Non-Solicitation Agreement dated November 7, 2013 by and between the Registrant and Darren R. Huston.
10.16(aa)+	Indemnification Agreement, dated September 12, 2011 by and between the Registrant and Darren R. Huston.
10.17(bb)+	Letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.18(cc)+	Letter amendment, dated December 16, 2008, to letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.19(dd)+	Second Amended and Restated Employment Agreement, dated April 21, 2015 by and between the Registrant and Peter J. Millones.
10.20(ee)+	Amended and Restated Employment contract, dated May 19, 2016 by and between Booking.com Holding B.V. and Gillian Tans.
10.21(ff)+	Separation Letter, dated April 27, 2016 by and between the Registrant and Darren R. Huston.
10.22(ee)+	Employment Letter Agreement, dated May 19, 2016 by and between the Registrant and Jeffery H. Boyd.
10.23(gg)+	Employment Agreement, dated December 15, 2016 by and between the Registrant and Glenn D. Fogel.
10.24(gg)+	Non-Competition and Non-Solicitation Agreement, dated December 15, 2016 by and between the Registrant and Glenn D. Fogel.
10.25(gg)+	Employee Confidentiality and Assignment Agreement, dated December 15, 2016 by and between the Registrant and Glenn D. Fogel.
10.26(gg)+	Letter Agreement, dated December 15, 2016 by and between the Registrant and Jeffery H. Boyd.
10.27(hh)	Credit Agreement, dated as of June 19, 2015, among the Registrant, the lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent.
12.1	Statement of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certification of Glenn D. Fogel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(ii)	Certification of Glenn D. Fogel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(ii)	Certification of Daniel J. Finnegan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101
The following financial statements from the Company's Annual Report on Form 10‑K for the year ended December 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

____________________________

+	Indicates a management contract or compensatory plan or arrangement.

(a)	Previously filed as an exhibit to the Current Report on Form 8-K filed on July 18, 2014 (File No. 0-25581).
(b)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 9, 2015 (File No. 1-36691).
(c)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-1 filed on March 18, 1999 (File No. 333-69657).
(d)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 12, 2012 (File No. 0-25581).
(e)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 4, 2013 (File No. 0-25581).
(f)	Previously filed as an exhibit to the Current Report on Form 8-K filed on August 20, 2014 (File No. 0-25581).
(g)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 25, 2015 (File No. 1-36691).
(h)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 22, 2014 (File No. 0-25581).
(i)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 26, 2014 (File No. 0-25581).
(j)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2015 (File No. 1-36691).
(k)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2015 (File No. 1-36691).
(l)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 12, 2015 (File No. 1-36691).
(m)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 13, 2015 (File No. 1-36691).
(n)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 23, 2016 (File No. 1-36691).
(o)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on June 6, 2013 (File No. 0-25581).
(p)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on November 8, 2005 (File No. 0-25581).
(q)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 9, 2011 (File No. 0-25581).
(r)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 7, 2014 (File No. 0-25581).
(s)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 6, 2015 (File No. 1-36691).
(t)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 10, 2016 (File No. 1-36691).
(u)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2014 (File No. 1-36691).
(v)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2014 (File No. 1-36691).
(w)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed on June 13, 2014 (File No. 333-196756).
(x)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2015 (File No. 1-36691).
(y)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2013 (File No. 0-25581).
(z)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 8, 2013 (File No. 0-25581).
(aa)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2011 (File No. 0-25581).
(bb)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 21, 2005 (File No. 0-25581).
(cc)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2008 (File No. 0-25581).
(dd)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 24, 2015 (File No. 1-36691).
(ee)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 20, 2016 (File No. 1-36691).
(ff)	Previously filed as an exhibit to the Current Report on Form 8-K filed on April 28, 2016 (File No. 1-36691).
(gg)	Previously filed as an exhibit to the Current Report on Form 8-K filed on December 16, 2016 (File No. 1-36691).
(hh)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 24, 2015 (File No. 1-36691).
(ii)	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.