Form 10-Q
period 2017-03-31
Priceline Group Inc.
filed 2017-05-09
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
Number of shares of Common Stock outstanding at May 2, 2017:

Common Stock, par value $0.008 per share	49,142,436
(Class)	(Number of Shares)

The Priceline Group Inc.
Form 10-Q

For the Three Months Ended March 31, 2017

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

The Priceline Group Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,434,020	$2,081,075
Short-term investments	2,936,158	2,218,880
Accounts receivable, net of allowance for doubtful accounts of $27,179 and $25,565, respectively	934,254	860,115
Prepaid expenses and other current assets	683,450	241,449
Total current assets	6,987,882	5,401,519
Property and equipment, net	381,197	347,017
Intangible assets, net	1,951,999	1,993,885
Goodwill	2,402,306	2,396,906
Long-term investments	10,140,630	9,591,067
Other assets	130,238	108,579
Total assets	$21,994,252	$19,838,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$407,575	$419,108
Accrued expenses and other current liabilities	986,681	857,467
Deferred merchant bookings	879,405	614,361
Convertible debt	974,538	967,734
Total current liabilities	3,248,199	2,858,670
Deferred income taxes	497,847	822,334
Other long-term liabilities	128,564	138,767
Long-term debt	7,286,102	6,170,522
Total liabilities	11,160,712	9,990,293

Commitments and Contingencies (See Note 11)
Convertible debt	22,521	28,538

Stockholders' equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 62,495,991 and 62,379,247 shares issued, respectively	486	485
Treasury stock, 13,315,844 and 13,190,929 shares, respectively	(7,067,508)	(6,855,164)
Additional paid-in capital	5,558,194	5,482,653
Retained earnings	12,072,792	11,326,852
Accumulated other comprehensive income (loss)	247,055	(134,684)
Total stockholders' equity	10,811,019	9,820,142
Total liabilities and stockholders' equity	$21,994,252	$19,838,973

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Agency revenues	$1,785,313	$1,500,029
Merchant revenues	442,045	470,032
Advertising and other revenues	192,046	178,058
Total revenues	2,419,404	2,148,119
Cost of revenues	85,169	128,669
Gross profit	2,334,235	2,019,450
Operating expenses:
Performance advertising	980,773	779,909
Brand advertising	73,012	69,845
Sales and marketing	114,036	92,323
Personnel, including stock-based compensation of $58,948 and $66,000, respectively	351,030	308,351
General and administrative	135,547	113,045
Information technology	39,945	32,788
Depreciation and amortization	83,430	72,871
Total operating expenses	1,777,773	1,469,132
Operating income	556,462	550,318
Other income (expense):
Interest income	31,992	20,347
Interest expense	(55,717)	(46,894)
Foreign currency transactions and other	(5,127)	(12,928)
Impairment of cost-method investment	—	(50,350)
Total other expense	(28,852)	(89,825)
Earnings before income taxes	527,610	460,493
Income tax expense	71,987	86,069
Net income	$455,623	$374,424
Net income applicable to common stockholders per basic common share	$9.26	$7.54
Weighted-average number of basic common shares outstanding	49,192	49,630
Net income applicable to common stockholders per diluted common share	$9.11	$7.47
Weighted-average number of diluted common shares outstanding	50,025	50,129

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$455,623	$374,424
Other comprehensive income, net of tax
Foreign currency translation adjustments (1)	35,805	77,372
Unrealized gain (loss) on marketable securities (2)	345,934	(24,459)
Comprehensive income	$837,362	$427,337

(1) Foreign currency translation adjustments include a tax benefit of $19,733 and $61,096 for the three months ended March 31, 2017 and 2016, respectively, associated with net investment hedges (See Note 10). The remaining balance in foreign currency translation adjustments excludes income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States (See Note 9).

(2) Net of a tax charge of $7,855 and $29,128 for the three months ended March 31, 2017 and 2016, respectively. Unrealized gain (loss) on marketable securities includes a net unrealized gain of $323,688 for the three months ended March 31, 2017, compared to a net unrealized loss of $113,152 for three months ended March 31, 2016 on the Company's investments in Ctrip.com International Ltd. ("Ctrip"), which were exempt from tax in the Netherlands.

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2016	62,379	$485	(13,191)	$(6,855,164)	$5,482,653	$11,326,852	$(134,684)	$9,820,142
Net income	—	—	—	—	—	455,623	—	455,623
Foreign currency translation adjustments, net of tax benefit of $19,733	—	—	—	—	—	—	35,805	35,805
Unrealized gain on marketable securities, net of tax charge of $7,855	—	—	—	—	—	—	345,934	345,934
Reclassification adjustment for convertible debt	—	—	—	—	6,017	—	—	6,017
Exercise of stock options and vesting of restricted stock units and performance share units	117	1	—	—	1,478	—	—	1,479
Repurchase of common stock	—	—	(125)	(212,344)	—	—	—	(212,344)
Stock-based compensation and other stock-based payments	—	—	—	—	59,059	—	—	59,059
Conversion of debt	—	—	—	—	(1)	—	—	(1)
Cumulative effect of adoption of accounting standard updates	—	—	—	—	8,988	290,317	—	299,305
Balance, March 31, 2017	62,496	$486	(13,316)	$(7,067,508)	$5,558,194	$12,072,792	$247,055	$10,811,019

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$455,623	$374,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,412	30,486
Amortization	43,018	42,385
Provision for uncollectible accounts, net	13,530	6,812
Deferred income tax benefit	(24,441)	(25,681)
Stock-based compensation expense and other stock-based payments	59,059	66,034
Amortization of debt issuance costs	2,067	1,837
Amortization of debt discount	17,625	17,009
Impairment of cost-method investment	—	50,350
Excess tax benefits on stock-based awards and other equity deductions	—	18,073
Changes in assets and liabilities:
Accounts receivable	(78,428)	(191,704)
Prepaid expenses and other current assets	(443,643)	(340,485)
Accounts payable, accrued expenses and other current liabilities	305,758	294,349
Other	(9,962)	869
Net cash provided by operating activities	380,618	344,758

INVESTING ACTIVITIES:
Purchase of investments	(1,498,723)	(1,051,346)
Proceeds from sale of investments	676,474	1,252,604
Additions to property and equipment	(70,559)	(53,256)
Acquisitions and other investments, net of cash acquired	(6)	(723)
Net cash (used in) provided by investing activities	(892,814)	147,279

FINANCING ACTIVITIES:
Proceeds from short-term borrowing	—	100,000
Proceeds from the issuance of long-term debt	1,051,722	2,500
Payments related to conversion of senior notes	(4)	—
Payments for repurchase of common stock	(209,797)	(241,719)
Proceeds from exercise of stock options	1,479	4,815
Net cash provided by (used in) financing activities	843,400	(134,404)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	21,737	22,296
Net increase in cash, cash equivalents and restricted cash	352,941	379,929
Cash, cash equivalents and restricted cash, beginning of period	2,082,007	1,478,071
Cash, cash equivalents and restricted cash, end of period	$2,434,948	$1,858,000
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$536,192	$449,314
Cash paid during the period for interest	$38,496	$40,119
Non-cash financing activity	$1,000	$—

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
Notes to Unaudited Consolidated Financial Statements

1.                                      BASIS OF PRESENTATION

Management of The Priceline Group Inc. (the "Company") is responsible for the Unaudited Consolidated Financial Statements included in this document.  The Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results.  The Company prepared the Unaudited Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements.  These statements should be read in combination with the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including its primary brands of Booking.com, priceline.com, KAYAK, agoda.com, Rentalcars.com and OpenTable. All inter-company accounts and transactions have been eliminated in consolidation.  The functional currency of the Company's foreign subsidiaries is generally the respective local currency. Assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at the average exchange rates for the period.  Translation gains and losses are included as a component of "Accumulated other comprehensive income (loss)" in the accompanying Unaudited Consolidated Balance Sheets.  Foreign currency transaction gains and losses are included in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Reclassifications: Due to the adoption of new accounting updates in the fourth quarter of 2016 related to the presentation of restricted cash and the first quarter of 2017 related to stock-based compensation, certain amounts in the Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2016 have been reclassified to conform to the current year presentation.

Restricted Cash: The following table reconciles cash, cash equivalents and restricted cash reported in the Unaudited Consolidated Balance Sheets to the total amount shown in the Unaudited Consolidated Statements of Cash Flows:

	March 31, 2017	December 31, 2016
As included in the Unaudited Consolidated Balance Sheets:
Cash and cash equivalents	$2,434,020	$2,081,075
Restricted cash included in prepaid expenses and other current assets	928	932
Total cash, cash equivalents and restricted cash as shown in the Unaudited Consolidated Statements of Cash Flows	$2,434,948	$2,082,007

Recent Accounting Pronouncements Adopted

Definition of a Business

In January 2017, the Financial Accounting Standards Board ("FASB") issued a new accounting update to clarify the definition of a business and provide additional guidance to assist entities with evaluating whether transactions should be accounted for as asset acquisitions (or disposals) or business combinations (or disposals of a business). Under this update, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this criterion is met, the transaction should be accounted for as an asset acquisition as opposed to a business combination. This distinction is important because the accounting for an asset acquisition may differ significantly from the accounting for a business combination. This update eliminates the requirement to evaluate whether a market participant could replace missing elements (e.g., inputs or processes), narrows the definition of outputs and requires that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs.

For public business entities, this update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and is required to be applied prospectively.  The Company early adopted this update in the first quarter of 2017 and the adoption did not have an impact to the Unaudited Consolidated Financial Statements.

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

For public business entities, this update is effective for annual reporting periods beginning after December 15, 2017. Entities are required to apply this accounting update on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company early adopted this update in the first quarter of 2017. The adoption resulted in a cumulative net charge to retained earnings of $4.2 million, a reduction in deferred tax liabilities of $5.7 million and reductions in current and long-term assets of $3.3 million and $6.6 million, respectively, as of January 1, 2017.

Share-based Compensation

In March 2016, the FASB issued new accounting guidance to improve the accounting for certain aspects of share-based payment transactions as part of its simplification initiative. The key provisions of this accounting update are: (1) recognizing current excess tax benefits in the income statement in the period the benefits are deducted on the income tax return as opposed to an adjustment to additional paid-in capital in the period the benefits are realized by reducing a current income tax liability, (2) allowing an entity-wide election to account for forfeitures related to service conditions as they occur instead of estimating the total number of awards that will be forfeited because the requisite service period will not be rendered, (3) allowing the net settlement of an equity award for employee statutory tax withholding purposes to not exceed the maximum statutory tax rate by relevant tax jurisdiction instead of withholding taxes for each employee based on a minimum statutory withholding tax rate, and (4) requiring the presentation of excess tax benefits as operating cash flows and cash payments for employee statutory tax withholding related to vested stock awards as financing cash flows in the consolidated statements of cash flows. Under this new accounting standard, all previously unrecognized equity deductions are recognized as a deferred tax asset, net of any valuation allowance, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption of this standard.

The Company adopted this accounting update in the first quarter of 2017 and recorded a deferred tax asset of $301.4 million related to previously unrecognized U.S. equity tax deductions, with an offsetting cumulative-effect adjustment to retained earnings as of January 1, 2017. The Company elected to account for forfeitures related to service conditions as they occur; as a result, there was a cumulative net charge to retained earnings of $6.9 million (forfeiture expenses adjustment after taxes) and the recognition of a deferred tax asset of $2.1 million, with an offsetting credit to additional paid-in capital of $9.0 million. In addition, the Company elected to change the presentation of excess tax benefits in the Unaudited Consolidated Statement of Cash Flows for periods prior to January 1, 2017 to reflect these excess tax benefits in operating cash flows instead of financing cash flows, resulting in a reclassification of $18.1 million for the three months ended March 31, 2016. "Payments for repurchase of common stock" in the Unaudited Consolidated Statements of Cash Flows includes withholding taxes paid on vested stock awards (see Note 8).

Other Recent Accounting Pronouncements

Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued a new accounting update to shorten the premium amortization period of purchased callable debt securities with non-contingent call features that are callable at fixed prices and on preset dates from their contractual maturity to the earliest call date. For public business entities, this new accounting update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Entities are required to apply this accounting update on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact to its Consolidated Financial Statements of adopting this new update.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued a new accounting update to simplify the test for goodwill impairment by eliminating Step 2, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill, which requires a hypothetical purchase price allocation, with the carrying amount of that reporting unit’s goodwill. Under this update, an entity would perform its quantitative annual, or interim, goodwill impairment test using the current Step 1 test and recognize an impairment charge for the excess of the carrying value of a reporting unit over its fair value.

For public business entities, this update is effective for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests occurring after January 1, 2017. The accounting update will be applied prospectively. The Company is currently evaluating the impact to its Consolidated Financial Statements of adopting this new update.

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

The update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is allowed. Entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact to its Consolidated Financial Statements of adopting this new standard.

Recognition and Measurement of Financial Instruments

In January 2016, the FASB issued a new accounting update which amends the guidance on the recognition and measurement of financial instruments. The update requires (1) an entity to measure equity investments (except those accounted for under the equity method or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income rather than accumulated other comprehensive income (loss), (2) allows an entity to elect to measure those equity investments that do not have a readily determinable fair value at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, (3) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, and (4) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s evaluation of their other deferred tax assets.

This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption, although allowed in certain circumstances, is not applicable to the Company. An entity would apply this update by a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. After the adoption of this new accounting guidance, in the first quarter of 2018, the Company will record in net income fair value changes in its investments in Ctrip equity securities, which could vary significantly quarter to quarter (see Note 4 for the carrying values and fair values of these equity investments). In addition, the Company intends to continue to use the cost method of accounting for equity investments without a readily determinable fair value.

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

The Company will adopt this new standard in the first quarter of 2018 and expects to apply the modified retrospective transition approach, which means that revenues for 2016 and 2017 will be reported on a historical basis and revenues for 2018 will be reported on the new basis and disclosed on the historical basis. The revenue standard will change the timing of revenue recognition for travel reservation services. For example, revenue for accommodation reservation services will be recognized at check-in rather than check-out. The Company does not currently expect material impacts to its annual gross profit or net income due to this timing change, although the effects on quarterly gross profit and net income may be more significant. In addition, the adoption of the revenue standard will change the presentation of Name Your Own Price® revenue from "gross" to "net" reporting, which will decrease revenue and cost of revenue equally, but have no impact on gross profit or net income.

2.                                      STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation expense included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $58.9 million and $66.0 million for the three months ended March 31, 2017 and 2016, respectively.

Stock-based compensation is recognized in the financial statements based upon fair value. Fair value is recognized as expense on a straight-line basis over the employee's requisite service period. The fair value of performance share units and restricted stock units is determined based on the number of units granted and the quoted price of the Company's common stock as of the grant date. Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period. The fair value of employee stock options assumed in acquisitions was determined using the Black-Scholes model and the market value of the Company's common stock at the respective acquisition dates.

Restricted Stock Units and Performance Share Units

The following table summarizes the activity of restricted stock units and performance share units ("share-based awards") during the three months ended March 31, 2017:

Share-Based Awards	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	515,606	$1,287.88
Granted	155,095	$1,735.10
Vested	(112,791)	$1,325.40
Performance Share Units Adjustment	(445)	$1,291.76
Forfeited	(7,103)	$1,301.58
Unvested at March 31, 2017	550,362	$1,406.29

As of March 31, 2017, there was $534.7 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 2.3 years.

During the three months ended March 31, 2017, the Company made broad-based grants of 81,202 restricted stock units that generally vest after three years, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability. These share-based awards had a total grant date fair value of $140.9 million based on a weighted-average grant date fair value per share of $1,735.10.

In addition, during the three months ended March 31, 2017, the Company granted 73,893 performance share units to executives and certain other employees.  The performance share units had a total grant date fair value of $128.2 million based upon a weighted-average grant date fair value per share of $1,735.10.  The performance share units are payable in shares of the Company's common stock upon vesting. Subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability, recipients of these performance share units generally must continue their service through the requisite service period in order to receive any shares.  Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period, which ends December 31, 2019, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.  As of March 31, 2017, the estimated number of probable shares to be issued is a total of 73,893 shares, net of performance share units forfeited and vested since the grant date.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 147,786 total shares could be issued.  If the minimum performance thresholds are not met, 60,636 shares would be issued at the end of the performance period.

2016 Performance Share Units

During the year ended December 31, 2016, the Company granted 85,735 performance share units with a grant date fair value of $111.7 million, based on a weighted-average grant date fair value per share of $1,302.25. The actual number of shares to be issued will be determined upon completion of the performance period which generally ends December 31, 2018.

At March 31, 2017, there were 75,421 unvested 2016 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of March 31, 2017, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 117,795 shares. If the maximum thresholds are met at the end of the performance period, a maximum of 170,125 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 45,779 shares would be issued at the end of the performance period.

2015 Performance Share Units

During the year ended December 31, 2015, the Company granted 107,623 performance share units with a grant date fair value of $133.2 million, based on a weighted-average grant date fair value per share of $1,237.53. The actual number of shares to be issued will be determined upon completion of the performance period which generally ends December 31, 2017.

At March 31, 2017, there were 74,914 unvested 2015 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of March 31, 2017, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 128,379 shares. If the maximum thresholds are met at the end of the performance period, a maximum of 185,316 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 43,832 shares would be issued at the end of the performance period.

Stock Options

All outstanding employee stock options were assumed in acquisitions. The following table summarizes the activity for stock options during the three months ended March 31, 2017:

Employee Stock Options	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Balance, December 31, 2016	48,983	$372.07	$53,587	4.4
Exercised	(3,992)	$368.68
Forfeited	(610)	$894.15
Balance, March 31, 2017	44,381	$365.20	$62,789	4.2
Vested and exercisable as of March 31, 2017	43,125	$354.23	$61,485	4.1
Vested and exercisable as of March 31, 2017 and expected to vest thereafter, net of estimated forfeitures	44,381	$365.20	$62,789	4.2

The aggregate intrinsic value of employee stock options that were exercised during the three months ended March 31, 2017 and 2016 was $5.4 million and $12.7 million, respectively. During the three months ended March 31, 2017 and 2016, stock options vested for 539 and 5,367 shares of common stock with an acquisition-date fair value of $0.3 million and $3.5 million, respectively.

For the three months ended March 31, 2017 and 2016, the Company recorded stock-based compensation expense related to employee stock options of $0.3 million and $2.9 million, respectively. As of March 31, 2017, there was $0.7 million of total future compensation costs related to unvested employee stock options to be recognized over a weighted-average period of 0.7 years.

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Weighted-average number of basic common shares outstanding	49,192	49,630
Weighted-average dilutive stock options, restricted stock units and performance share units	227	275
Assumed conversion of Convertible Senior Notes	606	224
Weighted-average number of diluted common and common equivalent shares outstanding	50,025	50,129
Anti-dilutive potential common shares	2,256	2,665

Anti-dilutive potential common shares for the three months ended March 31, 2017 include approximately 1.7 million shares that could be issued under the Company's outstanding convertible notes.  Under the treasury stock method, the convertible notes will generally have an anti-dilutive impact on net income per share if the conversion prices for the convertible notes exceed the Company's average stock price.

4.                                      INVESTMENTS

Short-term and Long-term Investments in Available-for-sale Securities

The following table summarizes, by major security type, the Company's investments as of March 31, 2017 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
International government securities	$517,398	$1,254	$(187)	$518,465
U.S. government securities	580,630	17	(427)	580,220
Corporate debt securities	1,831,179	1,482	(1,166)	1,831,495
Commercial paper	5,978	—	—	5,978
Total short-term investments	$2,935,185	$2,753	$(1,780)	$2,936,158

Long-term investments:
International government securities	$450,445	$1,894	$(788)	$451,551
U.S. government securities	828,777	286	(6,744)	822,319
Corporate debt securities	6,387,523	10,334	(37,658)	6,360,199
U.S. government agency securities	4,971	—	(25)	4,946
Ctrip convertible debt securities	1,275,000	171,425	(8,050)	1,438,375
Ctrip equity securities	655,311	407,929	—	1,063,240
Total long-term investments	$9,602,027	$591,868	$(53,265)	$10,140,630

The Company's investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business.  As of March 31, 2017, the weighted-average life of the Company’s fixed income investment portfolio, excluding the Company's investment in Ctrip convertible debt securities, was approximately 2.0 years with an average credit quality of A+/A1/A+.

The Company invests in international government securities with high credit quality. As of March 31, 2017, investments in international government securities principally included debt securities issued by the governments of the Netherlands, Belgium, France, Germany and Austria.

On May 26, 2015 and August 7, 2014, the Company invested $250 million and $500 million, respectively, in five-year senior convertible notes issued at par by Ctrip. On December 11, 2015, the Company invested $500 million in a Ctrip ten-year senior convertible note issued at par value, which included a put option allowing the Company to require a prepayment in cash from Ctrip at the end of the sixth year of the note. On September 12, 2016, the Company invested $25 million in a Ctrip six-year senior convertible note issued at par value, which included a put option allowing the Company to require prepayment in cash from Ctrip at the end of the third year of the note. The conversion feature associated with this September 2016 Ctrip convertible note met the definition of an embedded derivative (see Note 5). As of March 31, 2017, the Company had also invested $655.3 million of its international cash in Ctrip American Depositary Shares ("ADSs"). The convertible debt and equity securities of Ctrip have been marked-to-market in accordance with the accounting guidance for available-for-sale securities.

In connection with the Company's investments in Ctrip's convertible notes, Ctrip granted the Company the right to appoint an observer to its board of directors and permission to acquire its shares (through the acquisition of Ctrip ADSs in the open market) so that combined with ADSs issuable upon conversion of the August 2014, May 2015 and September 2016 convertible notes, the Company could hold up to an aggregate of approximately 15% of Ctrip's outstanding equity. As of March 31, 2017, the Company did not have significant influence over Ctrip.

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

The Company has classified its investments as available-for-sale securities. These securities are carried at estimated fair value with the aggregate unrealized gains and losses related to these investments, net of taxes, reflected as a part of "Accumulated other comprehensive income (loss)" in the Unaudited Consolidated Balance Sheets. Classification as short-term or long-term investment is based upon the maturity of the debt securities.

The Company recognized net realized gains of $0.2 million for the three months ended March 31, 2017 compared to net realized losses of $2.9 million for the three months ended March 31, 2016, related to investments. As of March 31, 2017, the Company does not consider any of its investments to be other-than-temporarily impaired.

Cost-method Investments

The Company held investments in equity securities of private companies, companies typically at an early stage of development, of approximately $7.6 million at both March 31, 2017 and December 31, 2016. The investments are accounted for under the cost method and included in "Other assets" in the Company's Unaudited Consolidated Balance Sheets. There have been no identified events or changes in circumstances to indicate a potential impairment with the Company's cost-method investments as of March 31, 2017.

In March 2016, the Company recognized an impairment of approximately $50 million, which was not tax deductible, related to its investment in Hotel Urbano.

5.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of March 31, 2017 are classified in the tables below in the categories described below (in thousands):

	Level 1	Level 2	Total
ASSETS:
Cash equivalents:
Money market funds	$1,249,091	$—	$1,249,091
International government securities	—	35,052	35,052
U.S. government securities	—	159,956	159,956
Corporate debt securities	—	10,243	10,243
Time deposits	4,724	—	4,724
Short-term investments:
International government securities	—	518,465	518,465
U.S. government securities	—	580,220	580,220
Corporate debt securities	—	1,831,495	1,831,495
Commercial paper	—	5,978	5,978
Long-term investments:
International government securities	—	451,551	451,551
U.S. government securities	—	822,319	822,319
Corporate debt securities	—	6,360,199	6,360,199
U.S. government agency securities	—	4,946	4,946
Ctrip convertible debt securities	—	1,438,375	1,438,375
Ctrip equity securities	1,063,240	—	1,063,240
Derivatives:
Currency exchange derivatives	—	558	558
Total assets at fair value	$2,317,055	$12,219,357	$14,536,412

	Level 1	Level 2	Total
LIABILITIES:
Currency exchange derivatives	$—	$593	$593

Financial assets and liabilities carried at fair value as of December 31, 2016 are classified in the tables below in the categories described below (in thousands):

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

Investments in corporate debt securities, U.S. and international government securities, commercial paper, government agency securities and convertible debt securities are considered "Level 2" valuations because the Company has access to quoted prices, but does not have visibility to the volume and frequency of trading for all of these investments.  For the Company's investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.

The Company's derivative instruments are valued using pricing models.  Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility and currency rates. Derivatives are considered "Level 2" fair value measurements. The Company's derivative instruments are typically short-term in nature.

As of March 31, 2017 and December 31, 2016, the Company's cash consisted of bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings are carried at cost which approximates their fair value because of the short-term nature of these items.  At both March 31, 2017 and December 31, 2016, the Company held investments in equity securities of private companies of $7.6 million and these investments are accounted for under the cost method of accounting (see Note 4). See Note 4 for information on the carrying value of available-for-sale investments, Note 7 for the estimated fair value of the Company's outstanding Senior Notes and Note 11 for the Company's contingent liabilities associated with business acquisitions.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations.  The Company limits these risks by following established risk management policies and procedures, including the use of derivatives.  The Company does not use derivatives for trading or speculative purposes.  All derivative instruments are recognized in the Unaudited Consolidated Balance Sheets at fair value.  Gains and losses resulting from changes in the fair value of derivative instruments that are not designated as hedging instruments for accounting purposes are recognized in the Unaudited Consolidated Statements of Operations in the period that the changes occur.  Changes in the fair value of derivatives designated as net investment hedges are recorded as currency translation adjustments to offset a portion of the currency translation adjustment from Euro-denominated net assets held by certain subsidiaries and are recognized in the Unaudited Consolidated Balance Sheets in "Accumulated other comprehensive income (loss)."

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  The Company enters into average-rate derivative contracts to hedge translation risk from short-term foreign exchange rate fluctuations for the Euro, British Pound Sterling and certain other currencies versus the U.S. Dollar.  As of March 31, 2017 and December 31, 2016, there were no outstanding derivative contracts related to foreign currency translation risk.  Foreign exchange losses of $1.1 million and $3.6 million for the three months ended March 31, 2017 and 2016, respectively, are recorded related to these derivatives in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in currency exchange rates on its transactional balances denominated in currencies other than the functional currency. Foreign exchange derivatives outstanding as of March 31, 2017 associated with foreign currency transaction risks resulted in a net liability of $0.1 million, with a liability in the amount of $0.6 million recorded in "Accrued expenses and other current liabilities" and an asset in the amount of $0.5 million recorded in "Prepaid expenses and other current assets" in the Unaudited Consolidated Balance Sheet. Foreign exchange derivatives outstanding as of December 31, 2016 associated with foreign exchange transactions resulted in a net liability of $0.3 million, with a liability in the amount of $1.0 million recorded in "Accrued expenses and other current liabilities" and an asset in the amount of $0.7 million recorded in "Prepaid expenses and other current assets" in the Unaudited Consolidated Balance Sheet. Derivatives associated with these transaction risks resulted in foreign exchange gains of $6.8 million and $12.4 million for the three months ended March 31, 2017 and 2016, respectively. These mark-to-market adjustments on the derivative contracts, offset by the effect of changes in currency exchange rates on transactions denominated in currencies other than the functional currency, resulted in net losses of $5.9 million and $4.4 million for the three months ended March 31, 2017 and 2016, respectively. The net impacts related to these derivatives are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments resulted in net cash inflows of $2.7 million and $22.3 million for the three months ended March 31, 2017 and 2016, respectively, and are reported within "Net cash provided by operating activities" in the Unaudited Consolidated Statements of Cash Flows.

Embedded Derivative — In September 2016, the Company invested $25 million in a Ctrip convertible note (see Note 4). The Company determined that the conversion option for this note met the definition of an embedded derivative. At March 31, 2017 and December 31, 2016, the embedded derivative had an estimated fair value of $3.2 million and $1.8 million, respectively, and is reported in the balance sheet with its host contract in long-term investments. The embedded derivative is bifurcated for measurement purposes only and the mark-to-market for the three months ended March 31, 2017 was a $1.4 million gain, which is included in "Foreign currency transactions and other" in the Company's Unaudited Consolidated Statement of Operations.

6.                                      INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life
Supply and distribution agreements	$812,361	$(287,948)	$524,413	$809,287	$(270,813)	$538,474	3 - 20 years	16 years

Technology	112,451	(85,670)	26,781	112,141	(80,549)	31,592	1 - 5 years	5 years

Patents	1,623	(1,608)	15	1,623	(1,598)	25	15 years	15 years

Internet domain names	40,047	(26,394)	13,653	39,495	(25,089)	14,406	2 - 20 years	8 years

Trade names	1,667,686	(282,322)	1,385,364	1,667,221	(261,412)	1,405,809	4-20 years	20 years

Non-compete agreements	21,900	(20,127)	1,773	21,900	(18,321)	3,579	3-4 years	3 years
Total intangible assets	$2,656,068	$(704,069)	$1,951,999	$2,651,667	$(657,782)	$1,993,885

Intangible assets are amortized on a straight-line basis.  Intangible asset amortization expense was approximately $43.0 million and $42.4 million for the three months ended March 31, 2017 and 2016, respectively.

The amortization expense for intangible assets for the remainder of 2017, the annual expense for the next five years, and the expense thereafter is expected to be as follows (in thousands):

Remainder of 2017	$119,143
2018	141,951
2019	130,759
2020	123,903
2021	119,095
2022	117,966
Thereafter	1,199,182
$1,951,999

The change in goodwill for the three months ended March 31, 2017 consists of the following (in thousands):

Balance at December 31, 2016	$2,396,906
Currency translation adjustments	5,400
Balance at March 31, 2017	$2,402,306

A substantial portion of the intangibles and goodwill relates to the acquisition of OpenTable in July 2014 and KAYAK in May 2013. There have been no events or changes in circumstances to indicate a potential impairment to goodwill or intangible assets as of March 31, 2017.

7.                                      DEBT

Short-term Borrowing

On March 31, 2016, the Company utilized a credit line in an amount of $100.0 million associated with the purchase of marketable debt securities. This borrowing was repaid on April 1, 2016.

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

The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility would be used for working capital and general corporate purposes, which could include acquisitions, share repurchases or debt repayments. There were no borrowings outstanding and approximately $3.9 million and $3.8 million of letters of credit issued under the facility as of March 31, 2017 and December 31, 2016, respectively.

Outstanding Debt

Outstanding debt as of March 31, 2017 consisted of the following (in thousands):

March 31, 2017	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Short-term debt:
1.0% Convertible Senior Notes due March 2018	$999,997	$(25,459)	$974,538
Long-term debt:
0.35% Convertible Senior Notes due June 2020	$1,000,000	$(83,969)	$916,031
0.9% Convertible Senior Notes due September 2021	1,000,000	(99,325)	900,675
0.8% (€1 Billion) Senior Notes due March 2022	1,069,550	(7,133)	1,062,417
2.15% (€750 Million) Senior Notes due November 2022	802,163	(5,144)	797,019
2.375% (€1 Billion) Senior Notes due September 2024	1,069,550	(12,577)	1,056,973
3.65% Senior Notes due March 2025	500,000	(3,618)	496,382
3.6% Senior Notes due June 2026	1,000,000	(7,425)	992,575
1.8% (€1 Billion) Senior Notes due March 2027	1,069,550	(5,520)	1,064,030
Total long-term debt	$7,510,813	$(224,711)	$7,286,102

Outstanding debt as of December 31, 2016 consisted of the following (in thousands):

December 31, 2016	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Short-term debt:
1.0% Convertible Senior Notes due March 2018	$1,000,000	$(32,266)	$967,734
Long-term debt:
0.35% Convertible Senior Notes due June 2020	$1,000,000	$(90,251)	$909,749
0.9% Convertible Senior Notes due September 2021	1,000,000	(104,592)	895,408
2.15% (€750 Million) Senior Notes due November 2022	791,063	(5,336)	785,727
2.375% (€1 Billion) Senior Notes due September 2024	1,054,750	(12,861)	1,041,889
3.65% Senior Notes due March 2025	500,000	(3,727)	496,273
3.6% Senior Notes due June 2026	1,000,000	(7,619)	992,381
1.8% (€1 Billion) Senior Notes due March 2027	1,054,750	(5,655)	1,049,095
Total long-term debt	$6,400,563	$(230,041)	$6,170,522

Based upon the closing price of the Company's common stock for the prescribed measurement periods during the three months ended March 31, 2017 and December 31, 2016, the contingent conversion threshold on the 2018 Notes (as defined below) was exceeded. Therefore, the 2018 Notes were convertible at the option of the holders, and, accordingly, the Company reported the carrying value of the 2018 Notes as a current liability in the Company's Unaudited Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016. Since these notes are convertible at the option of the holders and the principal amount is required to be paid in cash, the Company reclassified the unamortized debt discount for the 2018 Notes in the amount of $22.5 million and $28.5 million before tax as of March 31, 2017 and December 31, 2016, respectively, from additional paid-in-capital to convertible debt in the mezzanine section in the Company's Unaudited Consolidated Balance Sheet. The determination of whether or not the 2018 Notes are convertible is performed on a quarterly basis. Consequently, the 2018 Notes may or may not be convertible in future quarters.

The contingent conversion thresholds on the 2020 Notes (as defined below) and the 2021 Notes (as defined below) were not exceeded at March 31, 2017 or December 31, 2016, and therefore these notes were reported as a non-current liability in the Unaudited Consolidated Balance Sheets.

Fair Value of Debt

As of March 31, 2017 and December 31, 2016, the estimated fair value of the outstanding Senior Notes was approximately $10.1 billion and $8.4 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 5). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period.  A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the Convertible Senior Notes.

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

For the three months ended March 31, 2017 and 2016, the Company recognized interest expense of $24.0 million and $23.4 million, respectively, related to convertible notes, which was comprised of $5.6 million for each period related to the contractual coupon interest, $17.2 million and $16.7 million, respectively, related to the amortization of debt discount, and $1.2 million and $1.1 million, respectively, related to the amortization of debt issuance costs.  For the three months ended March 31, 2017 and 2016, included in the amortization of debt discount mentioned above was $0.7 million of original issuance discount for each period related to the 2020 Notes. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt. The weighted-average effective interest rates for the three months ended March 31, 2017 and 2016 was 3.4% and 3.5%, respectively, related to convertible notes.

Other Long-term Debt

In March 2017, the Company issued Senior Notes due March 10, 2022, with an interest rate of 0.8% (the "March 2022 Notes") for an aggregate principal amount of 1.0 billion Euros. The March 2022 Notes were issued with an initial discount of 2.1 million Euros. In addition, the Company paid $4.0 million in debt issuance costs during the three months ended March 31, 2017. Interest on the March 2022 Notes is payable annually on March 10, beginning March 10, 2018. Subject to certain limited exceptions, all payments of interest and principal for the March 2022 Notes will be made in Euros.

In May 2016, the Company issued Senior Notes due June 1, 2026, with an interest rate of 3.6% (the "2026 Notes") for an aggregate principal amount of $1.0 billion. The 2026 Notes were issued with an initial discount of $1.9 million. In addition, the Company paid $6.2 million in debt issuance costs during the year ended December 31, 2016. Interest on the 2026 Notes is payable semi-annually on June 1 and December 1.

In November 2015, the Company issued Senior Notes due November 25, 2022, with an interest rate of 2.15% (the "November 2022 Notes") for an aggregate principal amount of 750 million Euros. The November 2022 Notes were issued with an initial discount of 2.2 million Euros. In addition, the Company paid $3.7 million in debt issuance costs during the year ended December 31, 2015. Interest on the November 2022 Notes is payable annually on November 25. Subject to certain limited exceptions, all payments of interest and principal, including payments made upon any redemption of the November 2022 Notes will be made in Euros.

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

The aggregate principal value of the March 2022 Notes, November 2022 Notes, 2024 Notes and 2027 Notes and accrued interest thereon are designated as a hedge of the Company's net investment in certain Euro functional currency subsidiaries. The foreign currency transaction gains or losses on these liabilities are measured based upon changes in spot rates and are recorded in "Accumulated other comprehensive income (loss)" in the Unaudited Consolidated Balance Sheets. The Euro-denominated net assets of these subsidiaries are translated into U.S. Dollars at each balance sheet date, with effects of foreign currency changes also reported in "Accumulated other comprehensive income (loss)"in the Unaudited Consolidated Balance Sheets. Since the notional amount of the recorded Euro-denominated debt and related interest are not greater than the notional amount of the Company's net investment, the Company does not expect to incur any ineffectiveness on this hedge.

Debt discount is amortized using the effective interest rate method over the period from the origination date through the stated maturity date.  The Company estimated the effective interest rates at debt origination to be 0.84% for the March 2022

Notes, 2.20% for the November 2022 Notes, 2.48% for the 2024 Notes, 3.68% for the 2025 Notes, 3.62% for the 2026 Notes and 1.80% for the 2027 Notes.

For the three months ended March 31, 2017 and 2016, the Company recognized interest expense of $30.6 million and $21.4 million, respectively, related to other long-term debt, which was comprised of $29.5 million and $20.5 million, respectively, for the contractual coupon interest, $0.4 million for each period related to the amortization of debt discount and $0.7 million and $0.5 million, respectively, related to the amortization of debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt.

In March 2016, the Company received a ten-year loan from the State of Connecticut in the amount of $2.5 million with an interest rate of 1% in connection with the construction of office space in Connecticut.  In the first quarter of 2017, $1.0 million of the loan was forgiven as a result of meeting certain employment and salary conditions. The remaining balance of the loan will be forgiven in 2019 if certain employment and salary conditions are met. As of March 31, 2017 and December 31, 2016, the loan in the amount of $1.5 million and $2.5 million, respectively, is reported in "Other long-term liabilities" in the Unaudited Consolidated Balance Sheet.

8.                                      TREASURY STOCK

In the first quarter of 2016, the Company's Board of Directors authorized a program to repurchase up to $3.0 billion of the Company's common stock. In the three months ended March 31, 2017, the Company repurchased 80,027 shares of its common stock in the open market for an aggregate cost of $135.0 million, which included stock repurchases in March 2017 of 5,600 shares for an aggregate cost of $10.0 million that were settled in April 2017.

In the first quarter of 2017, the Company's Board of Directors authorized a program to repurchase up to $2.0 billion of the Company's common stock, in addition to amounts previously authorized. As of March 31, 2017, the Company had a remaining authorization of $4.0 billion to purchase its common stock. The Company may make additional repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined at the Company's discretion.

The Board of Directors has given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  The Company repurchased 44,888 shares and 90,401 shares at an aggregate cost of $77.3 million and $117.2 million in the three months ended March 31, 2017 and 2016, respectively, to satisfy employee withholding taxes related to stock-based compensation. For the three months ended March 31, 2017 and 2016, the Company remitted $69.8 million and $99.5 million of such employee withholding taxes, respectively, to the tax authorities, with the remainder remitted subsequently. The new accounting standard for stock-based compensation (see Note 1) requires us to report the cash remitted to the tax authorities as a financing activity in the Unaudited Statements of Cash Flows for all periods presented. Prior to the adoption of this standard, the Company reported the aggregate cost of the shares withheld for taxes as a financing activity and the associated unremitted withholding taxes as an operating activity on the cash flow statements.

As of March 31, 2017, there were 13,315,844 shares of the Company's common stock held in treasury.

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

The Company's effective tax rate for the three months ended March 31, 2017 was 13.6% compared to 18.7% for the three months ended March 31, 2016. The 2017 effective tax rate differs from the U.S. federal statutory tax rate of 35%, primarily as a result of lower international tax rates and current year excess tax benefits in an amount of $9.9 million recognized from the vesting of equity awards pursuant to the adoption of an accounting update effective January 2017 (see Note 1), partially offset by certain non-deductible expenses. The 2016 effective tax rate differs from the U.S. federal statutory tax rate of 35%, primarily as a result of lower international tax rates, partially offset by the tax rate impact of a non-deductible impairment of a cost-method investment of approximately $50 million in the first quarter of 2016 (see Note 4).

The Company's effective tax rate was lower for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily as a result of an increased proportion of the Company's income being taxed at lower international tax rates due to the growth of the Company's international businesses and current year excess tax benefits recognized from vesting of equity awards. In addition, the non-deductible impairment of a cost-method investment was recognized in the first quarter of 2016, which contributed to a higher effective tax rate compared to the three months ended March 31, 2017.

During the three months ended March 31, 2017 and 2016, a substantial majority of the Company's income was generated in the Netherlands. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings during the three months ended March 31, 2017 and 2016 qualifies for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those periods.

10.                                      ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below provides the balances for each classification of accumulated other comprehensive income (loss) as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Foreign currency translation adjustments, net of tax (1)	$(275,442)	$(311,247)
Net unrealized gain on marketable securities, net of tax (2)	522,497	176,563
Accumulated other comprehensive income (loss)	$247,055	$(134,684)

(1) Foreign currency translation adjustments, net of tax, include net losses from fair value adjustments of $35.0 million after tax ($52.6 million before tax) associated with settled derivatives that previously had been designated as net investment hedges at both March 31, 2017 and December 31, 2016.

Foreign currency translation adjustments, net of tax, include foreign currency transaction gains of $149.9 million after tax ($258.0 million before tax) and $182.6 million after tax ($310.4 million before tax) associated with the Company's March 2022 Notes, November 2022 Notes, 2024 Notes and 2027 Notes at March 31, 2017 and December 31, 2016, respectively. The March 2022 Notes, November 2022 Notes, 2024 Notes and 2027 Notes are Euro-denominated debt and are designated as hedges of certain of the Company's Euro-denominated net assets (see Note 7).

The remaining balance in foreign currency translation adjustments excludes income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States.

(2) The unrealized gains before tax at March 31, 2017 and December 31, 2016 were $539.7 million and $185.9 million, respectively, of which unrealized gains of $472.2 million and $148.5 million, respectively, were exempt from tax in the Netherlands and unrealized gains of $67.5 million and $37.4 million, respectively, were taxable.

11.                                      COMMITMENTS AND CONTINGENCIES

Competition Reviews

The online travel industry has become the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. The Company is or has been involved in investigations predominantly related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates that are at least as low as those offered to other online travel companies ("OTCs") or through the accommodation provider's website. Some investigations relate to other issues such as reservation and cancellation clauses, commission payments and pricing behavior. For instance, in September 2016 the Swiss Price Surveillance Office initiated a market observation exercise with respect to the market position and the level of commissions of Booking.com in Switzerland.

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

On July 1, 2015, Booking.com voluntarily implemented the commitments given to the French, Italian and Swedish NCAs throughout the European Economic Area and Switzerland. Nearly all NCAs in the European Economic Area have now closed their investigations following Booking.com's implementation of the commitments in their jurisdictions. Booking.com has also recently agreed with the NCAs in Australia, New Zealand and Georgia to implement the "narrow" price parity clause in these countries. However, the Australian NCA indicated in February 2017 that it is reassessing "narrow" price parity clauses between online travel agencies and accommodation providers. The Turkish NCA recently imposed fines on Booking.com following an investigation into Booking.com's "wide" parity clauses. Booking.com is in ongoing discussions with various NCAs in other countries regarding their concerns. The Company is currently unable to predict the long-term impact the implementation of these commitments will have on Booking.com's business, on investigations by other countries, or on industry practice more generally.

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

A working group of 10 European NCAs (France, Germany, Belgium, Hungary, Ireland, Italy, the Netherlands, Czech Republic, the United Kingdom and Sweden) was established by the European Commission in December 2015 to monitor the effects of the narrow price parity clause in Europe. This working group (the "ECN Working Group") issued questionnaires during 2016 to online travel agencies, including Booking.com and Expedia, meta-search sites and hotels about the narrow price parity clause. On April 6, 2017, the ECN Working Group published the results of this monitoring exercise. The report indicates that the introduction of the narrow price parity clause generally improved conditions for competition. Although neither the European Commission nor any of the participating NCAs has opened a new investigation following the publication of the report, the ECN Working Group decided to keep the sector under review and re-assess the competitive situation in due course. Separately, the French NCA, which conducted its own review of the effects of the narrow price parity clause, issued a report on February 9, 2017 stating that it has not ruled out the possibility of issuing an opinion at its own initiative if a change in competition requires it, and that it would continue to contribute actively to the ECN Working Group process.

The Company is unable to predict how these appeals and the remaining investigations in other countries will ultimately be resolved, or whether further action in Europe will be taken as a result of the ECN Working Group's ongoing review. Possible outcomes include requiring Booking.com to amend or remove its rate parity clause from its contracts with accommodation providers in those jurisdictions and/or the imposition of fines. The Company is unable to predict the impact these possible outcomes might have on its business.

In August 2015, French legislation known as the "Macron Law" became effective. Among other things, the Macron Law makes price parity agreements illegal, including the "narrow" price parity agreements agreed to by the French NCA in April 2015. Legislation in Austria prohibiting "narrow" price parity agreements (including the narrow parity clause) became effective on December 31, 2016. Similar legislation was approved by the Italian Senate on May 3, 2017, and will return to the Italian Chamber of Deputies for final approval. A motion to prohibit the narrow price parity clause is currently being discussed in the Swiss Parliament. It is not yet clear how the Macron Law and the Austrian legislation or the proposed Italian and Swiss legislation may affect the Company's business in the long term in France, Austria, Italy and Switzerland, respectively.

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

On August 5, 2016, the tax appeal court of the State of Hawaii ruled that online travel companies, including the Company, owe General Excise Tax (GET) on the gross amounts collected from consumers on rental car reservations.  The tax appeal court rejected the online travel companies' arguments that GET applies only to amounts retained by online travel companies and does not include amounts paid to rental car company suppliers.  The online travel companies argued that GET should not apply to gross amounts charged to consumers for rental car reservations pursuant to the 2015 decision of the Hawaii Supreme Court in Travelocity.com, L.P., et al. v. Director of Taxation that GET applies to amounts retained by online travel companies for hotel reservations and not for gross amounts charged to consumers.  The Company intends to appeal the tax appeal court decision to the Hawaii appellate courts.  In order to appeal the decision, the Company must pay $13 million, which is the amount of the judgment entered on April 25, 2017.

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

As a result of the travel transaction tax litigation generally and other attempts by U.S. jurisdictions to levy similar taxes, the Company has established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $27 million at both March 31, 2017 and December 31, 2016. The Company's legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

Patent Infringement

On February 9, 2015, International Business Machines Corporation ("IBM") filed a complaint in the U.S. District Court for the District of Delaware against The Priceline Group Inc. and its subsidiaries KAYAK Software Corporation, OpenTable, Inc. and priceline.com LLC (the "Subject Companies"). In the complaint, IBM alleges that the Subject Companies have infringed and continue to willfully infringe certain IBM patents that IBM claims relate to the presentation of applications and advertising in an interactive service, preserving state information in online transactions and single sign-on processes in a computing environment and seeks unspecified damages (including a request that the amount of compensatory damages be trebled), injunctive relief and costs and reasonable attorneys’ fees. The Subject Companies believe the claims to be without merit and are contesting them. The Subject Companies asked the court to dismiss the case due to lack of patentable subject matter in the asserted patents, and on March 30, 2016 that motion was denied without prejudice to refiling later in the case. Concurrently with the litigation, the Subject Companies filed two Inter Partes Review ("IPR") petitions and four Covered Business Method ("CBM") petitions for the patents-in-suit with the U.S. Patent and Trademark Office (the "PTAB"). The

PTAB denied one of the IPR petitions and granted one of the IPR petitions, and denied the four CBM petitions. Expert discovery has concluded and the parties have fully briefed and held oral argument on summary judgment motions. There is a mediation in the case scheduled for May 23, 2017 before the Magistrate Judge. Trial in the District Court is scheduled for August 2017.  The Company does not believe a loss contingency is probable and reasonably estimable and therefore has not recorded a liability for this matter.

French Tax Matter

French tax authorities conducted an audit of Booking.com of the years 2003 through 2012. They are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income taxes and value-added taxes. In December 2015, the French tax authorities issued Booking.com assessments for approximately 356 million Euros, the majority of which would represent penalties and interest. The Company believes that Booking.com has been, and continues to be, in compliance with French tax law, and the Company intends to contest the assessments. If the Company is unable to resolve the matter with the French authorities, it would expect to challenge the assessments in the French courts. In order to contest the assessments in court, the Company may be required to pay, upfront, the full amount or a significant part of any such assessments, though any such payment would not constitute an admission by it that it owes the taxes. At the end of 2016, French authorities announced their intention to also audit the tax years 2013 to 2015, which could result in additional assessments.

Turkish Matter

From time to time the Company has been subject to legal proceedings and claims regarding whether it is subject to local registration requirements, such as requirements to register as a travel agent. In March 2017, in connection with a lawsuit begun in 2015 by the Association of Turkish Travel Agencies claiming that Booking.com is required to meet certain registration requirements in Turkey, a Turkish court unexpectedly ordered Booking.com to suspend offering Turkish hotels and accommodations to Turkish residents. Although Booking.com is appealing the order and believes it to be without basis, this order has had, and is likely to continue to have, a negative impact on the Company's growth and results of operations.
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

Contingent Consideration for Business Acquisitions

As of March 31, 2017 and December 31, 2016, the Company recognized a liability of approximately $9 million for each period for estimated contingent payments, which was considered a "Level 3" fair value measurement (see Note 5). The estimated acquisition-date contingent liability is based upon the probability-weighted average payments for specific performance factors from the acquisition date through the performance period which ends at March 31, 2019. The range of undiscounted outcomes for the estimated contingent payments is approximately $0 to $90 million.

Building Construction

In September 2016, the Company signed a turnkey agreement to construct an office building in the Netherlands, which will be the future headquarters of the Booking.com business. The turnkey agreement provided for payments by Booking.com of approximately 270 million Euros and consists of two components, land use rights and the building to be constructed. Upon signing this agreement, Booking.com paid approximately 48 million Euros to the developer, which included approximately 43 million Euros for the acquired land use rights and approximately 5 million Euros for the building construction. The land use rights are included in "Other assets" and the building construction-in-progress is included in "Property and equipment, net" in the Unaudited Consolidated Balance Sheets at March 31, 2017 and December 31, 2016. The land use rights asset and required future lease payments to the Municipality in Amsterdam of approximately 60 million Euros are recognized as rent expense on a straight-line basis over the remaining 49-year term of the lease and are recorded in general and administrative expense in the statements of operations. Booking.com expects to pay approximately 34 million Euros related to the building construction later in 2017, with the remainder of payments being paid periodically beginning in 2018 until the expected completion of the building in late 2020. The Company expects all future payments to be made from its international cash.

Acquisition of Momondo Group

On February 7, 2017, the Company signed a definitive agreement to acquire the Momondo Group, which operates the travel meta-search websites Momondo and Cheapflights. The Company will use approximately $550 million of its international cash to fund this acquisition. The transaction is expected to close later in the year, subject to regulatory approval.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Unaudited Consolidated Financial Statements, including the notes to those statements, included elsewhere in this Quarterly Report on Form 10-Q, and the Section entitled "Special Note Regarding Forward-Looking Statements" at the end of this Item 2.  As discussed in more detail in the Section entitled "Special Note Regarding Forward-Looking Statements," this discussion contains forward-looking statements, which involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause those differences include those discussed in "Risk Factors" and elsewhere in this Quarterly Report. The information on our websites is not a part of this Quarterly Report and is not incorporated herein by reference.

We evaluate certain operating and financial measures on both an as reported and constant-currency basis. We calculate constant currency by converting our current-year period financial results for transactions recorded in currencies other than U.S. Dollars using the corresponding prior-year period monthly average exchange rates rather than the current-year period monthly average exchange rates.

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

Our priceline.com brand offers merchant Name Your Own Price® opaque travel services, which are recorded in revenue on a "gross" basis and have associated cost of revenue. All of our other services are generally recorded in revenue on a "net" basis and have no significant associated cost of revenue. Therefore, revenue increases and decreases are impacted by changes in the mix of our revenues between Name Your Own Price® travel services and other services. Gross profit reflects the commission or net margin earned for all of our services. Consequently, gross profit is an important measure to evaluate growth in our business because, in contrast to our revenues, it is not affected by the different methods of recording revenue and cost of revenue between our Name Your Own Price® travel reservation services and our other services.

Trends

Over the last several years we have experienced strong growth in our accommodation reservation services. We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the widespread adoption of mobile devices and the growth of travel overall, including in higher growth emerging markets such as Asia-Pacific and South America. We also believe this growth is the result of the continued innovation and execution by our teams around the world to add accommodations to our travel reservation services, increase and improve content, build distribution and improve the consumer experience on our websites and mobile apps, as well as consistently and effectively marketing our brands through performance and brand advertising efforts. These year-over-year growth rates have generally decelerated. Given the size of our accommodation reservation business, we expect that our year-over-year growth rates will generally continue to decelerate, though the rate of deceleration may fluctuate and there may be periods of acceleration from time to time. For the year ended December 31, 2016, our accommodation room night reservation growth was 29%, as compared to 25% in 2015, 28% in 2014, 37% in 2013 and 40% in 2012.

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

Our growth has primarily been generated by our worldwide accommodation reservation service brand, Booking.com, which is our most significant brand, and has been due, in part, to the availability of a large and growing number of directly bookable properties through Booking.com. Booking.com included over 1,191,000 properties on its website as of March 31, 2017, which included over 613,000 vacation rental properties (updated property counts are available on the Booking.com website), and compares to over 887,000 properties (including over 409,000 vacation rental properties) as of March 31, 2016.

We intend to continue to invest in adding accommodations available for reservation on our websites, including hotels, bed and breakfasts, hostels and vacation rentals. Vacation rentals generally consist of, among others, properties categorized as single-unit and multi-unit villas, homes, apartments, "aparthotels" (which are apartments with a front desk and cleaning service) and chalets and are generally self-catered (i.e., include a kitchen), directly bookable properties. Many of the newer accommodations we add to our travel reservation services, especially in highly penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because a vacation rental is typically either a single home or unit or a small collection of independent units, vacation rental accommodations represent more limited booking opportunities than non-vacation rental properties, which generally have more units to rent per property. Our vacation rental accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors. Our vacation rental accommodation business may also experience lower profit margins due to certain additional costs related to offering these accommodations on our websites. As we increase our vacation rental accommodation business, these different characteristics could negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our websites, we expect that our gross bookings growth rate and property growth rate will continue to diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of vacation rental properties increases, we expect that the number of reservations per property will likely continue to decrease. We believe that continuing to expand the number and variety of accommodations available through our services, in particular Booking.com, will help us to continue to grow our accommodation reservation business.

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

Concerns persist about the outlook for the global economy in general, including uncertainty in the European Union and China. Perceived or actual adverse economic conditions, including slow, slowing or negative economic growth, unemployment rates and weakening currencies and concerns over government responses such as higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand. Further, uncertainty regarding the future of the European Union following the United Kingdom’s vote to leave ("Brexit"), as well as concerns regarding certain E.U. members with sovereign debt default risks could also negatively affect consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates, increased cancellation rates and weaker trends in hotel average daily rates ("ADRs") across many regions of the world, particularly in those countries that appear to be most affected by economic uncertainties, which we believe are due at least in part to macro-economic conditions and concerns. For more detail, see Part II Item 1A Risk Factors - "Declines or disruptions in the travel industry could adversely affect our business and financial performance."

These and other macro-economic uncertainties, such as sovereign default risk becoming more widespread, oil price volatility, geopolitical tensions and differing central bank monetary policies, have led to significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling and other currencies. Significant fluctuations in currency exchange rates, stock markets and oil prices can also impact consumer travel behavior.
As noted earlier, our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. Throughout 2015, the U.S. Dollar strengthened significantly year-over-year relative to substantially all currencies in which we transact, most notably the Euro, Brazilian Real, British Pound Sterling, Russian Ruble and Australian Dollar. In 2016, the U.S. Dollar continued to be stronger year-over-year relative to the British Pound Sterling, Russian Ruble and many other major currencies in which we transact. Since the "Brexit" referendum in the United Kingdom in June 2016, the U.S. Dollar has strengthened significantly against the British Pound Sterling. As a result of these currency exchange rate changes, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars in 2016 and for the three months ended March 31, 2017, although to a much lesser extent than in 2015. For example, gross profit from our international operations grew 17.2% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, but, without the negative impact of changes in currency exchange rates, grew year-over-year on a constant-currency basis by approximately 19%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins are not significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated long-term debt, and accrued interest thereon, provide a natural hedge against the impact of currency exchange rate fluctuations on the net assets of certain of our Euro functional currency subsidiaries (see Note 7 to the Unaudited Consolidated Financial Statements). For more information, see Part II Item 1A Risk Factors - "We are exposed to fluctuations in currency exchange rates."
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
We compete globally with both online and traditional providers of travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market, including by establishing a flight meta-search product ("Google Flights") and a hotel meta-search business ("Hotel Ads") that are growing rapidly, as well as its "Book on Google" reservation functionality. Our markets are also subject to rapidly changing conditions, including technological developments, consumer behavior changes, regulatory changes and travel service provider consolidation. We expect these trends to continue. For example, we have experienced a significant shift of both direct and indirect business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. In addition, the gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. For more detail regarding the competitive trends and risks we face, see Part I Item 1 Business - "Competition," Part II Item 1A Risk Factors - "Intense competition could reduce our market share and harm our financial performance." and "Consumer adoption and use of mobile devices creates new challenges and may enable device companies such as Apple to compete directly with us." and "We may not be able to keep up with rapid technological changes."
We have observed an increase in promotional pricing to closed user groups (such as loyalty program participants or consumers with registered accounts), including through mobile apps. For example, Marriott International, Hilton, Hyatt Hotels, InterContinental Hotel Group and Choice Hotels International have launched additional initiatives to encourage consumers to book accommodations directly through their websites, such as increased discounting and incentives.

In addition to providing retail travel reservation services, our priceline.com brand is a leading provider of discounted opaque travel reservation services in the United States through its Express Deals® and Name Your Own Price® offerings. These discounted services are referred to as "opaque" because certain elements of the reservation, including the name of the travel service provider, are not made known to the traveler until after the reservation is made. In general, we expect that over time our opaque services will continue to decrease in relative importance to our overall business due, we believe, to a variety of factors, including the growth rates of our retail businesses, competition, relative complexity, travel restrictions often required by the travel service provider, difficulty in offering these services on mobile devices, increased discounts available to consumers through closed user groups, and limited availability of discounted travel reservations from travel service providers, particularly during periods of high consumer demand.

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Both our performance and brand advertising expenses have increased significantly in recent years, a trend we expect to continue. For the three months ended March 31, 2017 and 2016, our total performance advertising expense was approximately $981 million and $780 million, respectively, primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our websites. We also invested approximately $73 million and $70 million in brand advertising for the three months ended March 31, 2017 and 2016, respectively, primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook) and online display advertising. We intend to continue a strategy of promoting brand awareness through both online and offline advertising efforts, including by expanding brand campaigns into additional markets. We have observed increased brand advertising by OTCs, meta-search services and travel service providers, particularly in North America and Europe, which may make our brand advertising efforts more expensive and less effective.

Performance advertising efficiency, expressed as performance advertising expense as a percentage of gross profit, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs per click and reduce our performance advertising efficiency. We have also experienced increasing cancellation rates, which we expect to continue and which negatively affects our advertising efficiency and results of operations. Changes by Google in how it presents travel search results, including by placing its own offerings at or near the top of search results, or the manner in which it conducts the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites. We have observed a long-term trend of decreasing performance advertising returns on investment ("ROIs"), a trend we expect to continue, though the rate of decrease may fluctuate and there may be periods of stable or increasing ROIs from time to time. See Part II Item 1A Risk Factors - "We rely on performance and brand advertising channels to generate a significant amount of traffic to our websites and grow our business." and "Our business could be negatively affected by changes in internet search engine algorithms and dynamics or traffic-generating arrangements."

The national competition authorities ("NCAs") of many governments have conducted or are conducting investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. Some countries have adopted or proposed legislation that could also affect business practices within the online travel industry. For example, in August 2015, France adopted legislation known as the "Macron Law" making price parity agreements illegal, including those that had been approved by the French NCA, and similar legislation may be enacted in other countries. For more information on these investigations and their potential effects on our business, see Note 11 to our Unaudited

Consolidated Financial Statements and Part II Item 1A Risk Factors - "As the size of our business grows, we may become increasingly subject to the scrutiny of anti-trust and competition regulators." In addition to the price parity investigations, from time to time NCAs, other governmental agencies, trade associations and private parties take legal actions, including commencing legal proceedings, that may affect our operations.  For example, in March 2017, in connection with a lawsuit begun in 2015 by the Association of Turkish Travel Agencies claiming that Booking.com is required to meet certain registration requirements in Turkey, a Turkish court unexpectedly ordered Booking.com to suspend offering Turkish hotels and accommodations to Turkish residents.  Although Booking.com is appealing the order and believes it to be without basis, this order has had, and is likely to continue to have, a negative impact on our growth and results of operations.

Seasonality

A meaningful amount of our gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. However, we generally do not recognize revenue from these bookings until the travel occurs, which can be in a quarter other than when the reservation is booked. In contrast, we expense the substantial majority of our advertising activities as the expense is incurred, which, in the case of performance advertising in particular, is typically in the quarter in which associated reservations are booked. As a result of this potential timing difference between when we record advertising expense and when we recognize associated revenue, we have historically experienced our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of accommodation checkouts for the year for our European and North American businesses. The first quarter of the year is typically our lowest level of profitability and may experience additional volatility in earnings growth rates due to these seasonal timing factors. For our Asia-Pacific business, we experience the highest levels of accommodation bookings in the third and fourth quarters of the year, and the highest levels of travel consumption in the fourth quarter. As the relative growth rates for these businesses fluctuate, the quarterly distribution of our operating results may vary.

We have experienced and expect to continue to experience an expansion of the booking window (the average time between the making of a travel reservation and the travel), which impacts the relationship between our gross bookings (recognized at the time of booking) and our revenue and gross profit (recognized at the time of checkout). If this trend continues, it may cause additional differences between our gross bookings growth rates and gross profit growth rates.

In addition, the date on which certain holidays fall can have an impact on our quarterly results. For example, in 2017, our first quarter year-over-year growth rates in revenue, gross profit, operating income and operating margins were adversely impacted by Easter falling in the second quarter instead of the first quarter, as it did in 2016. Conversely, our second quarter 2017 year-over-year growth rates in revenue, gross profit, operating income and operating margins will be positively impacted by Easter falling in the second quarter instead of the first quarter, as it did in 2016. The timing of other holidays such as Chinese New Year, Carnival and Ramadan can also impact our quarterly year-over-year growth rates.

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

Other Factors

We believe that our future success depends in large part on our ability to continue to profitably grow our brands worldwide, and, over time, to offer other travel and travel-related services. Factors beyond our control, such as worldwide recession, oil prices, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Zika, Influenza H1N1, avian bird flu, SARS and MERS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities or travel-related accidents, can disrupt travel or otherwise result in declines in travel demand. Because these events or concerns are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our business and results of operations. See Part II Item 1A Risk Factors - "Declines or disruptions in the travel industry could adversely affect our business and financial performance."

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

Results of Operations
Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

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

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the three months ended March 31, 2017 and 2016 were as follows (numbers may not total due to rounding):

	Three Months Ended March 31, (in millions)
	2017	2016	Change
Agency	$18,140	$14,534	24.8%
Merchant	2,546	2,119	20.2%
Total	$20,687	$16,653	24.2%

Gross bookings increased by 24.2% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 (growth on a constant-currency basis was approximately 27%), principally due to growth of 27.4% in accommodation room night reservations, approximately 1% growth on a constant-currency basis in ADRs and growth of 15.4% in rental car day reservations, partially offset by the impact of foreign exchange rate fluctuations and a decrease in airline ticket reservations and airfares. We believe that unit growth rates and total gross bookings and gross profit growth on a constant-currency basis, each of which exclude the impact of foreign exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

Agency gross bookings are derived from travel-related transactions where we do not facilitate payments for the travel services provided. Agency gross bookings increased by 24.8% for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to growth in gross bookings from Booking.com agency retail accommodation room night reservations.

Merchant gross bookings are derived from services where we facilitate payments for the travel services provided. Merchant gross bookings increased by 20.2% for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to growth in gross bookings from the merchant accommodation reservation services for agoda.com and Booking.com, the merchant rental car reservation service for Rentalcars.com and the merchant airline ticket and accommodation reservation services for priceline.com.

Accommodation room nights, rental car days and airline tickets reserved through our services for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31, (in millions)
	2017	2016	Change
Room Nights	173.9	136.5	27.4%
Rental Car Days	18.6	16.2	15.4%
Airline Tickets	1.8	1.8	(2.1)%

Accommodation room night reservations increased by 27.4% for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to strong execution by our brand teams to add accommodations to our travel reservation services, advertise our brands to consumers and provide a continuously improving experience for customers on our desktop and mobile platforms.

Rental car day reservations increased by 15.4% for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, due to an increase in rental car day reservations for Rentalcars.com and priceline.com.

Airline ticket reservations decreased by 2.1% for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, due to a decline in priceline.com's retail airline ticket reservations and the discontinuation on September 1, 2016 of priceline.com’s Name Your Own Price® airline ticket reservation offering, partially offset by an increase in priceline.com's Express Deals® airline ticket reservations.

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

	Three Months Ended March 31, (in thousands)
	2017	2016	Change
Agency Revenues	$1,785,313	$1,500,029	19.0%
Merchant Revenues	442,045	470,032	(6.0)%
Advertising and Other Revenues	192,046	178,058	7.9%
Total Revenues	$2,419,404	$2,148,119	12.6%

Agency Revenues

Agency revenues increased by 19.0% for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily as a result of growth in agency accommodation room night reservations at Booking.com.

Merchant Revenues

Merchant revenues decreased by 6.0% for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to decreases in revenues from priceline.com's Name Your Own Price® reservation services, partially offset by increases in our merchant price-disclosed airline ticket, rental car and accommodation reservation services. On September 1, 2016, priceline.com's Name Your Own Price® airline ticket reservation offering was discontinued. Our priceline.com Name Your Own Price® reservation services, which declined year-over-year, are recorded "gross" in revenue with a corresponding travel service provider cost recorded in cost of revenues. Our other merchant revenues, which in total grew year-over-year, are recorded in revenue "net" of travel service provider costs. As a result, changes in Name Your Own Price® reservation revenue disproportionately affect merchant revenues as compared to our other merchant revenues.

Advertising and Other Revenues

Advertising and other revenues during the three months ended March 31, 2017 consisted primarily of advertising revenues, restaurant reservation revenues and subscription revenues for restaurant reservation management services. Advertising and other revenues increased by 7.9% for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to growth in our KAYAK business and increased diner reservation volumes at OpenTable.

Cost of Revenues

	Three Months Ended March 31, (in thousands)
	2017	2016	Change
Cost of Revenues	$85,169	$128,669	(33.8)%

For the three months ended March 31, 2017, cost of revenues consisted primarily of: (1) the cost paid to travel service providers for priceline.com's Name Your Own Price® and vacation package reservation services, net of applicable taxes and charges; and (2) fees paid to third parties by KAYAK and priceline.com to return travel itinerary information for consumer search queries. Cost of revenues decreased by 33.8% for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to a decrease in priceline.com's Name Your Own Price® reservation services.

Agency revenues have no cost of revenue.

Gross Profit

	Three Months Ended March 31, (in thousands)
	2017	2016	Change
Gross Profit	$2,334,235	$2,019,450	15.6%
Gross Margin	96.5%	94.0%

Total gross profit increased by 15.6% for the three months ended March 31, 2017, compared to the three months ended March 31, 2016 (growth on a constant-currency basis was approximately 17%), primarily as a result of the increased revenue discussed above.  Total gross margin (gross profit as a percentage of total revenue) increased during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, because our revenues are disproportionately affected by priceline.com's Name Your Own Price® reservation services. Name Your Own Price® reservation services are recorded "gross" in revenue with a corresponding travel service provider cost recorded in cost of revenues, and in the three months ended March 31, 2017, these revenues represented a smaller percentage of total revenues than in the three months ended March 31, 2016. Our price-disclosed reservation services, which are recorded in revenue "net" of travel service provider costs, have been growing and priceline.com's Name Your Own Price® reservation services have been declining. As a result, we believe that gross profit is an important measure for evaluating growth in our business.

Gross profit as a percentage of gross bookings was 11.3% for the three months ended March 31, 2017 as compared to 12.1% for the three months ended March 31, 2016. The decrease is due to the timing of booking versus travel, including the impact of Easter falling in the second quarter of 2017 instead of the first quarter, as it did in 2016, and an expansion of the booking window (the average time between the making of a travel reservation and the travel). Other contributing factors to the variance are business mix impacts and the use of discounted closed user group rates.

Our international operations accounted for approximately $2.0 billion of our gross profit for the three months ended March 31, 2017, compared to $1.7 billion for the three months ended March 31, 2016. Gross profit attributable to our international operations increased by 17.2% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 (growth on a constant-currency basis was approximately 19%). Gross profit attributable to our U.S. businesses increased by 6.3% for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, due primarily to growth in gross profit for the U.S. businesses of KAYAK and OpenTable.

Our first quarter 2017 year-over-year growth rates in revenue, gross profit, operating income and operating margins were adversely impacted by Easter falling in the second quarter of 2017 instead of the first quarter, as it did in 2016, which will result in Easter-related checkouts, and therefore recognition of the related revenue and gross profit, generally falling in the second quarter of 2017.

Operating Expenses

Advertising

	Three Months Ended March 31, (in thousands)
	2017	2016	Change
Performance Advertising	$980,773	$779,909	25.8%
% of Total Gross Profit	42.0%	38.6%
Brand Advertising	$73,012	$69,845	4.5%
% of Total Gross Profit	3.1%	3.5%

Performance advertising expenses consist primarily of the costs of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) other performance-based advertisements. For the three months ended March 31, 2017, performance advertising expenses increased compared to the three months ended March 31, 2016, primarily to generate increased gross bookings and gross profit. Performance advertising as a percentage of gross profit for the three months ended March 31, 2017 increased compared to the three months ended March 31, 2016 due to timing of booking versus travel, including the impact of Easter falling in the second quarter instead of the first quarter, as it did in 2016, and an expansion in the booking window, as well as growth of paid traffic channels. We recognize the substantial majority of our performance advertising expenses as they are incurred, which is typically in the quarter in which the associated reservations are booked. In contrast, we generally do not recognize revenue from these reservations until the travel occurs, which can be in a quarter other than when the reservations are booked.

Brand advertising expenses are primarily related to our Booking.com, KAYAK, priceline.com, Rentalcars.com and agoda.com businesses and consist mainly of television advertising, online video advertising (including the airing of our television advertising online) and online display advertising. For the three months ended March 31, 2017, brand advertising expenses increased by 4.5% compared to the three months ended March 31, 2016, primarily due to increased television and online video advertising, including associated production costs, at Booking.com and KAYAK, partially offset by decreased brand advertising at priceline.com and agoda.com due in part to timing of spend.

Sales and Marketing

	Three Months Ended March 31, (in thousands)
	2017	2016	Change
Sales and Marketing	$114,036	$92,323	23.5%
% of Total Gross Profit	4.9%	4.6%

Sales and marketing expenses consist primarily of: (1) credit card and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) provisions for customer chargebacks associated with merchant transactions; (4) customer relations costs; and (5) provisions for bad debt, primarily related to agency accommodation commission receivables. For the three months ended March 31, 2017, sales and marketing expenses, which are substantially variable in nature, increased compared to the three months ended March 31, 2016 due primarily to increased transaction volumes as well as higher provisions for customer chargebacks associated with merchant transactions and bad debt expense related to accommodation commission receivables.

Personnel

	Three Months Ended March 31, (in thousands)
	2017	2016	Change
Personnel	$351,030	$308,351	13.8%
% of Total Gross Profit	15.0%	15.3%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes, and employee health and other benefits. Personnel expenses increased during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, due primarily to increased headcount to support the growth of our businesses, partially offset by a reduction in stock-based compensation expense. Stock-based compensation for the three months ended March 31, 2017 and 2016 was $58.9 million and $66.0 million, respectively, and was impacted by incremental expense in 2016 related to terminations in that period and performance factor adjustments in 2017 compared to 2016.

General and Administrative

	Three Months Ended March 31, (in thousands)
	2017	2016	Change
General and Administrative	$135,547	$113,045	19.9%
% of Total Gross Profit	5.8%	5.6%

General and administrative expenses consist primarily of: (1) personnel-related expenses such as travel, recruiting and training expenses; (2) occupancy and office expenses; and (3) fees for outside professionals, including litigation expenses. General and administrative expenses increased during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, due primarily to higher personnel-related, occupancy and office expenses associated with increased headcount to support the expansion of our international businesses and higher fees for outside professionals, including professional fees related to our pending acquisition of the Momondo Group.

Information Technology

	Three Months Ended March 31, (in thousands)
	2017	2016	Change
Information Technology	$39,945	$32,788	21.8%
% of Total Gross Profit	1.7%	1.6%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) data communications and other expenses associated with operating our services; (3) outsourced data center costs; and (4) payments to outside consultants. Information technology expenses increased during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, due primarily to growth in our worldwide operations.

Depreciation and Amortization

	Three Months Ended March 31, (in thousands)
	2017	2016	Change
Depreciation and Amortization	$83,430	$72,871	14.5%
% of Total Gross Profit	3.6%	3.6%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation of computer equipment; (3) depreciation of internally developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. Depreciation and amortization expenses increased during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily as a result of increased depreciation expenses due to capital expenditures for additional data center capacity and office build-outs to support growth and geographic expansion, as well as increased capitalized software development costs.

Other Income (Expense)

	Three Months Ended March 31, (in thousands)
	2017	2016	Change
Interest Income	$31,992	$20,347	57.2%
Interest Expense	(55,717)	(46,894)	18.8%
Foreign Currency Transactions and Other	(5,127)	(12,928)	(60.3)%
Impairment of Cost-method Investment	—	(50,350)	N/A
Total	$(28,852)	$(89,825)	(67.9)%

For the three months ended March 31, 2017, interest income on cash and marketable securities increased, compared to the three months ended March 31, 2016, primarily due to an increase in the average invested balance and higher yields. Interest expense increased for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to interest expense attributable to our Senior Notes issued in May 2016. See Note 7 to our Unaudited Consolidated Financial Statements.

"Foreign currency transactions and other" includes foreign exchange gains or losses on derivative contracts, foreign exchange transaction gains or losses, including costs related to foreign exchange transactions, net realized gains or losses on investments and other income or expense.

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operating results into U.S. Dollars upon consolidation resulted in foreign exchange losses of $1.1 million and $3.6 million for the three months ended March 31, 2017 and 2016, respectively.

Foreign exchange transaction losses, including costs related to foreign exchange transactions, resulted in losses of $6.5 million and $6.3 million for the three months ended March 31, 2017 and 2016, respectively.

We recognized $0.2 million of net realized gains for the three months ended March 31, 2017, compared to $2.9 million of net realized losses for the three months ended March 31, 2016 related to investments. In the three months ended March 31, 2017, we recognized $1.0 million of income associated with the forgiveness of a loan (see Note 7 to the Unaudited Consolidated Financial Statements) and a $1.4 million gain on an embedded derivative associated with an investment in a Ctrip convertible note (see Note 5 to the Unaudited Consolidated Financial Statements).

During the three months ended March 31, 2016, we recognized an impairment of approximately $50 million, which was not tax deductible, related to a cost-method investment (see Note 4 to the Unaudited Consolidated Financial Statements).

Income Taxes

	Three Months Ended March 31, (in thousands)
	2017	2016	Change
Income Tax Expense	$71,987	$86,069	(16.4)%

Our effective tax rates for the three months ended March 31, 2017 and 2016 were 13.6% and 18.7%, respectively. Our 2017 effective tax rate differs from the U.S. federal statutory tax rate of 35%, primarily as a result of lower international tax rates and current year excess tax benefits in an amount of $9.9 million recognized from vesting of equity awards pursuant to the adoption of an accounting update effective January 2017 (see Note 1 to the Unaudited Consolidated Financial Statements), partially offset by certain non-deductible expenses. Our 2016 effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily as a result of lower international tax rates, partially offset by the tax rate impact of a non-deductible impairment of a cost-method investment of approximately $50 million in the first quarter of 2016 (see Note 4 to the Unaudited Consolidated Financial Statements).

Our effective tax rate was lower for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily as a result of an increased proportion of our income being taxed at lower international tax rates due to the growth of our international businesses and current year excess tax benefits recognized from vesting of equity awards. In addition, the non-deductible impairment of a cost-method investment was recognized in the first quarter of 2016, which contributed to a higher effective tax rate compared to the three months ended March 31, 2017.

A portion of Booking.com's earnings during the three months ended March 31, 2017 and 2016 qualified for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those periods. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not "innovative" or for any other reason, would substantially increase our effective tax rate and adversely impact our results of operations. See Part II Item 1A Risk Factors - " We may not be able to maintain our 'Innovation Box Tax' benefit. "

Liquidity and Capital Resources

As of March 31, 2017, we had $15.5 billion in cash, cash equivalents, short-term investments and long-term investments. Approximately $13.3 billion is held by our international subsidiaries and is denominated primarily in U.S. Dollars and Euros and, to a lesser extent, British Pounds Sterling and other currencies. Cash equivalents, short-term investments and long-term investments are comprised of U.S. and international corporate bonds, U.S. and international government securities, high-grade commercial paper, U.S. government agency securities, convertible debt securities and American Depositary Shares ("ADSs") of Ctrip, money market funds and time deposits (see Note 5 to the Unaudited Consolidated Financial Statements).

We intend to indefinitely reinvest the unremitted earnings of our international subsidiaries outside of the United States. At December 31, 2016, we had approximately $13.0 billion cumulative unremitted international earnings. We estimated that the deferred tax liability we would record if such earnings were not indefinitely reinvested internationally was approximately $2.3 billion as of December 31, 2016. If we repatriate cash to the United States, we would utilize our net operating loss carryforwards and beyond that amount incur additional tax payments in the United States.

In March 2017, we issued Senior Notes due March 10, 2022, with an interest rate of 0.8% (the "March 2022 Notes") for an aggregate principal amount of 1.0 billion Euros. Interest on the March 2022 Notes is payable annually on March 10, beginning March 10, 2018. The net proceeds of these notes may be used for general corporate purposes, which may include share repurchases, repayment of debt and acquisitions. See Note 7 to the Unaudited Consolidated Financial Statements for further details on the March 2022 Notes.

In June 2015, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. Borrowings under the revolving credit facility will bear interest, at our option, at a rate per annum equal to either (i) the adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 0.875% to 1.50%; or (ii) the greatest of (a) Bank of America, N.A.'s prime lending rate, (b) the federal funds rate plus 0.50%, and (c) an adjusted LIBOR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.00% to 0.50%. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.085% to 0.20%. The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes, which could include acquisitions, share repurchases or debt repayments. As of March 31, 2017, there were no borrowings outstanding and approximately $3.9 million of letters of credit issued under the facility.

Our Convertible Senior Notes due March 15, 2018, with an interest rate of 1.0% (the "2018 Notes"), are convertible at the option of the holders as of March 31, 2017, and, accordingly, we reported the carrying value of the 2018 Notes as a current liability in our Unaudited Consolidated Balance Sheet as of March 31, 2017. We have received notices for conversion of $40.8 million aggregate principal amount of our 2018 Notes through May 8, 2017. If note holders exercise their option to convert, we would be required to repay the principal amount of the 2018 Notes in cash and may deliver shares of common stock or cash, at our option, to satisfy the conversion value in excess of the principal amount.

In September 2016, we signed a turnkey agreement to construct an office building in the Netherlands for the future headquarters of Booking.com for approximately 270 million Euros. Upon signing the agreement, we paid approximately 48 million Euros to the developer, principally related to acquired land use rights, and we expect to pay approximately 34 million Euros related to building construction later in 2017, with the remainder of payments being paid periodically beginning in 2018 until the expected completion of the building in late 2020. We will also incur capital expenditures to fit out and furnish the office space. We expect all future payments to be made from international cash. See Note 11 to the Unaudited Consolidated Financial Statements.

In the first quarter of 2017, the Board of Directors authorized a program to repurchase up to $2.0 billion of our common stock, in addition to amounts previously authorized. During the three months ended March 31, 2017, we repurchased 124,915 shares of our common stock for an aggregate cost of $212.3 million. As of March 31, 2017, we had a remaining aggregate amount of $4.0 billion authorized by our Board of Directors to purchase our common stock. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital and other factors. We expect to use cash on hand and cash generated by our operations in the United States to fund our share repurchases. We may also utilize our revolving credit facility or raise funds through the debt capital markets to fund share repurchases.

On February 7, 2017, we signed a definitive agreement to acquire the Momondo Group. We will use approximately $550 million of our international cash to fund this acquisition. The transaction is expected to close later in the year, subject to regulatory approval.

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

Net cash provided by operating activities for the three months ended March 31, 2017 was $380.6 million, resulting from net income of $455.6 million and a favorable impact of $151.3 million for non-cash items, partially offset by net unfavorable changes in working capital and other assets and liabilities of $226.3 million. For the three months ended March 31, 2017, prepaid expenses and other current assets increased by $443.6 million, primarily related to prepayments of Netherlands income taxes of $500.1 million to earn prepayment discounts. For the three months ended March 31, 2017, accounts receivable increased $78.4 million, primarily related to increases in business volumes. For the three months ended March 31, 2017, accounts payable, accrued expenses and other current liabilities increased by $305.8 million, primarily related to increases in business volumes partially offset by a reduction in accrued compensation liabilities, as a result of the 2016 bonuses being paid in the first quarter of 2017. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount on our convertible notes and deferred income taxes.

Net cash provided by operating activities for the three months ended March 31, 2016 was $344.8 million, resulting from net income of $374.4 million and a favorable impact of $207.3 million for non-cash items, partially offset by net unfavorable changes in working capital and other assets and liabilities of $236.9 million. For the three months ended March 31, 2016, prepaid expenses and other current assets increased by $340.5 million, primarily related to prepayments of 2016 income taxes in the first quarter of $431.3 million to earn prepayment discounts, principally by Booking.com. For the three months ended March 31, 2016, accounts receivable increased $191.7 million, primarily related to increases in business volumes. For the three months ended March 31, 2016, accounts payable, accrued expenses and other current liabilities increased by $294.3 million, primarily related to increases in business volumes partially offset by a reduction in accrued compensation liabilities, as a result of the 2015 bonuses being paid in the first quarter of 2016. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, impairment of a cost-method investment, amortization of debt discount on our convertible notes, deferred income taxes and excess tax benefits on stock-based awards and other equity deductions.

Net cash used in investing activities was $892.8 million for the three months ended March 31, 2017. Investing activities for the three months ended March 31, 2017 were principally affected by net purchases of investments of $822.2 million. Net cash provided by investing activities was $147.3 million for the three months ended March 31, 2016. Investing activities for the three months ended March 31, 2016 were principally affected by net proceeds from sales of investments of $201.3 million.  Cash invested in the purchase of property and equipment was $70.6 million and $53.3 million in the three months ended March 31, 2017 and 2016, respectively.

Net cash provided by financing activities was $843.4 million for the three months ended March 31, 2017. Net cash provided by financing activities for the three months ended March 31, 2017 primarily consisted of total proceeds of $1.1 billion from the issuance of Senior Notes and the proceeds from the exercise of employee stock options of $1.5 million, partially offset by payments for repurchase of common stock of $209.8 million. Net cash used in financing activities was $134.4 million for the three months ended March 31, 2016. Net cash used in financing activities for the three months ended March 31, 2016 primarily consisted of payments for repurchase of common stock of $241.7 million, partially offset by proceeds from short-term borrowing of $100.0 million, the proceeds from the exercise of employee stock options of $4.8 million and proceeds from the issuance of other long-term debt of $2.5 million.

Contingencies

French tax authorities conducted an audit of the years 2003 through 2012 to determine whether Booking.com is in compliance with its tax obligations in France. Booking.com received formal assessments in December 2015 in which the French tax authorities claim that Booking.com has a permanent establishment in France and seek to recover unpaid income taxes and value-added taxes of approximately 356 million Euros, the majority of which would represent penalties and interest.  We believe that Booking.com has been, and continues to be, in compliance with French tax law and we intend to contest the assessments. If we are unable to resolve the matter with the French authorities, we would expect to challenge the assessments in the French courts. In order to contest the assessments in court, we may be required to pay, upfront, the full amount or a significant part of any such assessments, though any such payment would not constitute an admission by us that we owe the taxes. At the end of 2016, French authorities announced their intention to also audit the tax years 2013 to 2015, which could result in additional assessments. See Part II Item IA Risk Factors - "We may have exposure to additional tax liabilities."

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

As a result of this litigation and other attempts by U.S. jurisdictions to levy similar taxes, we have established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $27 million at both March 31, 2017 and December 31, 2016. The accrual is based on our estimate of the probable cost of resolving these issues. Our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liabilities recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made. If we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash we believe that it would not have a material impact on our liquidity.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Expressions of future goals and expectations and similar expressions, including "may," "will," "should," "could," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," or "continue," reflecting something other than historical fact are intended to identify forward-looking statements.  Our actual results could differ materially from those described in the forward-looking statements for various reasons including the risks we face which are more fully described in Part II Item 1A, Risk Factors.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  However, readers should carefully review the reports and documents we file or furnish from time to time with the Securities and Exchange Commission, particularly our Annual Report on Form 10-K for the year ended December 31, 2016, and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

We did not experience any material changes in interest rate exposures during the three months ended March 31, 2017. Based upon economic conditions and leading market indicators at March 31, 2017, we do not foresee a significant adverse change in interest rates in the near future.

Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available-for-sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis point (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of March 31, 2017 of approximately $218 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity. This amount excludes our investment in Ctrip.com International Ltd. ("Ctrip") senior convertible notes, which are also subject to market price risk, which could potentially have a more significant impact on the change in fair value. The fair value of our Ctrip senior convertible notes will likely increase as the market price of Ctrip's American Depositary Shares ("ADSs") increase and decrease as the price of Ctrip's ADSs fall.

As of March 31, 2017, the outstanding aggregate principal amount of our debt was approximately $8.5 billion. We estimate that the market value of such debt was approximately $10.1 billion as of March 31, 2017. A substantial portion of the market value of our debt in excess of the outstanding principal amount is related to the conversion premium on our outstanding convertible notes.

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

Throughout 2015, the U.S. Dollar strengthened significantly year-over-year relative to substantially all currencies in which we transact, most notably the Euro, Brazilian Real, British Pound Sterling, Russian Ruble and Australian Dollar. In 2016, the U.S. Dollar continued to be stronger year-over-year relative to the British Pound Sterling, Russian Ruble and many other major currencies in which we transact. Since the "Brexit" referendum in the United Kingdom in June 2016, the U.S. Dollar has strengthened significantly against the British Pound Sterling. As a result of these currency exchange rate changes, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars in 2016 and for the three months ended March 31, 2017, although to a much lesser extent than in 2015. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins are not significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated long-term debt, and accrued interest thereon, provide a natural hedge against the impact of currency exchange rate fluctuations on the net assets of certain of our Euro functional currency subsidiaries.

From time to time, we enter into foreign exchange derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign exchange fluctuation risk for the Euro, the British Pound Sterling and certain other currencies versus the U.S. Dollar. As of March 31, 2017 and December 31, 2016, there were no such outstanding derivative contracts. Foreign exchange losses of $1.1 million and $3.6 million for the three months ended March 31, 2017 and 2016, respectively, are recorded related to these derivatives in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of material legal proceedings to which we are a party, and updates thereto, is contained in Note 11 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017, and is incorporated into this Item 1 by reference thereto.

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

Our financial results and prospects are almost entirely dependent upon the sale of travel services. Travel, including accommodation (including hotels, bed and breakfasts, homes, hostels, apartments, vacation rentals and other properties), rental car and airline ticket reservations, is significantly dependent on discretionary spending levels. As a result, sales of travel services tend to decline during general economic downturns and recessions when consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns or effects that reduce their ability or willingness to travel. For example, the worldwide recession that began in 2007 led to a weakening in the fundamental demand for our travel reservation services and an increase in the number of consumers who canceled existing travel reservations with us. Also during the recession, the accommodation industry experienced a significant decrease in occupancy rates and average daily rates ("ADRs"). While lower occupancy rates have historically resulted in accommodation providers increasing their distribution of accommodation reservations through third-party intermediaries such as us, our remuneration for accommodation reservation transactions changes proportionately with price, and therefore, lower ADRs generally have a negative effect on our accommodation reservation business and a negative effect on our gross profit.

Concerns persist about the outlook for the global economy in general, including uncertainty in the European Union and China. Perceived or actual adverse economic conditions, including slow, slowing or negative economic growth, unemployment rates and weakening currencies and concerns over government responses such as higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand. Further, uncertainty regarding the future of the European Union following the United Kingdom's vote to leave ("Brexit"), as well as concerns regarding certain E.U. members with sovereign debt default risks could also negatively affect consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates, increased cancellation rates and weaker trends in hotel ADRs across many regions of the world, particularly in those countries that appear to be most affected by economic uncertainties, which we believe are due at least in part to macro-economic conditions and concerns. Disruptions in the economies of such countries could cause, contribute to or be indicative of deteriorating macro-economic conditions, which in turn could negatively affect travel to or from such countries or the travel industry in general and therefore have an adverse impact on our results of operations.

These and other macro-economic uncertainties, such as sovereign default risk becoming more widespread, oil price volatility, geopolitical tensions and differing central bank monetary policies, have led to significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling and other currencies. Significant fluctuations in currency exchange rates, stock markets and oil prices can also impact consumer travel behavior. For example, although lower oil prices may lead to increased travel activity as consumers have more discretionary funds and airline fares decrease, recent declines in oil prices and stock market volatility may be indicative of broader macro-economic weakness, which in turn could negatively affect the travel industry and our business.

Since the United Kingdom's Brexit vote, global markets and foreign exchange rates have experienced increased volatility, including a sharp decline in the value of the British Pound Sterling as compared to the U.S. Dollar. Upon leaving the European Union, among other things, the United Kingdom could lose access to the single European Union market and travel between the United Kingdom and European Union countries could be restricted. We could face new regulatory costs and challenges if U.K. regulations and policies diverge from those of the European Union. Since the timing and terms of the United Kingdom's exit from the European Union are unknown, we are unable to predict the effect Brexit will have on our business (including the effect on non-U.K. citizens employed by us in the United Kingdom) and results of operations. The United

Kingdom's decision to leave the European Union could result in other member countries also determining to leave, which could lead to added economic and political uncertainty and further devaluation or eventual abandonment of the Euro common currency, any of which could have a negative impact on travel and therefore our business and results of operations.

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

In addition, other unforeseen events beyond our control, such as worldwide recession, oil prices, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Zika, Influenza H1N1, avian bird flu, SARS and MERS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, changes in trade or immigration policies or travel-related accidents, can disrupt travel or otherwise result in declines in travel demand. Because these events or concerns are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our business and results of operations. For example, our business and operations were negatively impacted by the terrorist attacks in Paris in November 2015, Brussels in March 2016, Orlando in June 2016, Nice in July 2016, and Istanbul in July 2016 and January 2017; the coup attempt in Turkey in July 2016; Hurricane Sandy, which disrupted travel in the northeastern United States in late 2012; a major earthquake, tsunami and nuclear emergency in Japan in 2011; severe flooding in Thailand in October 2011; and disruptive civil unrest in Thailand in 2014. In addition, MERS had an adverse impact on our business in northeast Asia in 2015. Also, since 2015, regional hostilities in the Middle East have spurred an unprecedented flow of migrants from that region to Europe and other areas. As countries respond to the migrant crisis, travel between countries within the European Union and to and from the region could be subject to increased restrictions or the closing of borders, which could negatively impact travel to, from or within the European Union and adversely affect our business and results of operations. In the United States, the Trump administration has proposed or is considering various travel restrictions and actions that could affect U.S. trade policy or practices, which could also adversely affect travel to or from the United States. Future terrorist attacks, natural disasters, health concerns, civil or political unrest or other events out of our control such as the ones described above could disrupt our business and operations and adversely affect our results of operations.

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

We currently, or may potentially in the future, compete with a variety of companies, including:

•
online travel reservation services such as Expedia, Hotels.com, Hotwire, Orbitz, Travelocity, Wotif, Cheaptickets, ebookers, HotelClub, RatesToGo and CarRentals.com, which are owned by Expedia; Hotel Reservation Service (HRS) and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, CarTrawler, Ctrip (in which we hold a minority interest), eLong (in which Ctrip has acquired a significant minority ownership interest), Meituan, ezTravel, MakeMyTrip, OYO Rooms, Yatra, Cleartrip, Traveloka, Webjet, Rakuten, Jalan (which is owned by Recruit), ViajaNet, Submarino Viagens, Despegar/Decolar (in which Expedia holds a minority interest), Fliggy (operated by Alibaba), 17u.com, HotelTonight, CheapOair and eDreams ODIGEO;

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

•
traditional travel agencies, travel management companies, wholesalers and tour operators, many of which combine physical locations, telephone services and online services, such as Carlson Wagonlit, American Express, BCD Travel, Concur, Thomas Cook, TUI, and Hotelbeds, Tourico and GTA (which have agreed to merge), as well as thousands of individual travel agencies around the world;

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
We conduct a substantial majority of our business outside the United States but we report our results in U.S. Dollars. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. Throughout 2015, the U.S. Dollar strengthened significantly year-over-year relative to substantially all currencies in which we transact, most notably the Euro, Brazilian Real, British Pound Sterling, Russian Ruble and Australian Dollar. In 2016, the U.S. Dollar continued to be stronger year-over-year relative to the British Pound Sterling, Russian Ruble and many other major currencies in which we transact. Since the "Brexit" referendum in the United Kingdom in June 2016, the U.S. Dollar has strengthened significantly against the British Pound Sterling. As a result of these currency exchange rate changes, our foreign currency denominated net assets, gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services booked by our customers, net of cancellations), gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars in 2016 and for the three months ended March 31, 2017, although to a much lesser extent than in 2015. For example, gross profit from our international operations grew 17.2% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, but, without the negative impact of changes in currency exchange rates, grew year-over-year on a constant-currency basis by approximately 19%. If the U.S. dollar strengthens further, our foreign currency denominated net assets, gross bookings, gross profit, operating expenses and net income when expressed in U.S. dollars would be adversely affected.
Recent macro-economic conditions, such as sovereign default risk of certain European Union countries with high levels of sovereign debt, concern around devaluation or abandonment of the Euro common currency, declining oil prices, Brexit, geopolitical tensions and differing central bank monetary policies, have led to significant volatility in the exchange rate between the Euro, the British Pound Sterling, the U.S. Dollar and other currencies. Significant fluctuations in currency exchange rates can affect consumer travel behavior. For example, the strengthening of the U.S. Dollar relative to the Euro in 2015 made it more expensive for Europeans to travel to the United States, and the dramatic depreciation of the Russian Ruble in 2014 and 2015 made it more expensive for Russians to travel to Europe and most other non-Ruble destinations. Consumers traveling from a country whose currency has weakened against other currencies may book lower ADR accommodations, choose to shorten or cancel their international travel plans or choose to travel domestically rather than internationally, any of which could adversely affect our gross bookings, revenues and results of operations, in particular when expressed in U.S. Dollars.
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
We derive a substantial portion of our revenues, and have significant operations, outside the United States. Our international operations include the Netherlands-based accommodation reservation service Booking.com, the Asia-based accommodation reservation service agoda.com, the U.K.-based rental car reservation service Rentalcars.com and, to a lesser extent, KAYAK's international meta-search services and OpenTable's international restaurant reservation business. Our international OTC operations have achieved significant year-over-year growth in their gross bookings. This growth rate, which has contributed significantly to our growth in consolidated revenue, gross profit and earnings, has declined, a trend we expect to continue as the absolute level of our gross bookings increases. Other factors may also slow the growth rates of our international businesses, including, for example, worldwide or regional economic conditions, any further strengthening of the U.S. Dollar versus the Euro, the British Pound Sterling and other currencies, declines in ADRs, increases in cancellations, adverse changes in travel market conditions and the competitiveness of the market. A decline in the growth rates of our international businesses could have a negative impact on our future consolidated revenue, gross profit and earnings growth rates and, as a consequence, our stock price.
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
Certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding accommodations available for reservation on our websites, including hotels, bed and breakfasts, hostels and vacation rentals. Vacation rentals generally consist of, among others, properties categorized as single-unit and multi-unit villas, homes, apartments, "aparthotels" (which are apartments with a front desk and cleaning service) and chalets and are generally self-catered (i.e., include a kitchen), directly bookable properties. Many of the newer accommodations we add to our travel reservation services, especially in highly penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because a vacation rental is typically either a single unit or a small collection of independent units, vacation rental properties represent more limited booking opportunities than non-vacation rental properties, which generally have more units to rent per property. Our vacation rental accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors. Our vacation rental accommodation business may also experience lower profit margins due to certain additional costs related to offering these accommodations on our websites. As we increase our vacation rental accommodation business, these different characteristics could negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our websites, we expect that our gross bookings growth rate and property growth rate will continue to diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of vacation rental properties increases, the number of reservations per property will likely continue to decrease.
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
The number of our employees worldwide has grown from less than 700 in the first quarter of 2007 to approximately 20,500 as of March 31, 2017, which growth is mostly comprised of hires by our international operations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage this growth and our future operations, especially as we employ personnel in multiple geographic locations around the world.
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
We believe that a number of factors could cause consumers to increase their shopping activity before making a travel purchase. Increased shopping activity reduces our performance advertising efficiency and effectiveness because traffic becomes less likely to result in a purchase on our website, and such traffic is more likely to be obtained through paid performance advertising channels than through free direct channels. Further, consumers may favor travel services offered by search or meta-search companies over OTCs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites, increase our advertising and other customer acquisition costs and adversely affect our business, margins and results of operations. To the extent any such increased shopping behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in gross profit from our KAYAK meta-search business to offset any related decrease in gross profit or increase in advertising and other customer acquisition costs experienced by our OTC brands.

Our business could be negatively affected by changes in internet search engine algorithms and dynamics or traffic-generating arrangements.
We use Google to generate a significant portion of the traffic to our websites, and, to a lesser extent, we use other search engines and meta-search websites to generate traffic to our websites, principally through pay-per-click advertising campaigns. The pricing and operating dynamics on these search engines can experience rapid change commercially, technically and competitively. For example, Google frequently updates and changes the logic which determines the placement and display of results of a consumer's search, such that the placement of links to our websites can be negatively affected and our costs to improve or maintain our placement in search results can increase. Changes by Google in how it presents travel search results, including its promotion of its travel meta-search services, or the manner in which it conducts the auction for placement among search results, may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites, which in turn would have an adverse effect on our business, market share and results of operations.
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
Widespread adoption of mobile devices, such as the iPhone, Android-enabled smartphones, and tablets such as the iPad, coupled with the web browsing functionality and development of thousands of useful apps available on these devices, is driving substantial online traffic and commerce to mobile platforms. We have experienced a significant shift of business, both direct and indirect, to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Our major competitors and certain new market entrants are offering mobile apps for travel products and other functionality, including proprietary last-minute discounts for accommodation reservations. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple apps from multiple companies providing a similar service and instead prefer to use one or a limited number of apps for their mobile travel and restaurant research and reservation activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important. Our mobile offerings have received generally strong reviews and are driving a material and increasing share of our business. We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer. As a result, it is increasingly important for us to develop and maintain effective mobile apps and websites optimized for mobile devices to provide consumers with an appealing, easy-to-use mobile experience. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile offerings are not used by consumers, we could lose market share to existing competitors or new entrants and our business, future growth and results of operations could be adversely affected.
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
In addition, the widespread adoption of new internet, networking or telecommunications technologies or other technological changes (including new devices and services, such as Amazon's Echo and Alexa and Google Home, and developing technologies, such as artificial intelligence, chatbot and virtual reality technologies) could require us to incur substantial expenditures to modify or adapt our services or infrastructure to those new technologies, which could adversely affect our results of operations or financial condition. For example, KAYAK generates revenues, in part, by allowing consumers to compare search results that appear in additional "pop-under" windows. Changes in browser functionality, such as changes that either block or otherwise limit the use of "pop-under" windows, at times have had a negative impact on our revenues. Any failure to implement or adapt to new technologies in a timely manner or at all could adversely affect our ability to compete, increase our customer acquisition costs or otherwise adversely affect our business, and therefore adversely affect our brand, market share and results of operations.
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
In our processing of travel transactions, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, such as the European Union's Data Protection Directive and variations and implementations of that directive in the member states of the European Union. In addition, in April 2016 the European Union adopted a new General Data Protection Regulation designed to unify data protection within the European Union under a single law, which may result in significantly greater compliance burdens and costs for companies with users and operations in the European Union.  Under the General Data Protection Regulation, fines of up to 20 million Euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The General Data Protection Regulation will go into effect and apply to us beginning in May 2018. In February 2016, E.U. and U.S. authorities announced that they had reached agreement on a new data transfer framework, called the E.U.-U.S. Privacy Shield, which was formally adopted by the European Commission on July 12, 2016. The European Union and the United States are implementing the new framework, but it is expected to be subject to legal challenge. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
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
Our existing security measures may not be successful in preventing attacks on our systems, and any such attack could cause significant interruptions in our operations. For instance, from time to time, we have experienced "denial-of-service" type attacks on our systems that have made portions of our websites slow or unavailable for periods of time. There are numerous other potential forms of attack, such as "phishing" (where a third party attempts to infiltrate our systems or acquire information by posing as a legitimate inquiry or electronic communication), SQL injection (where a third party attempts to insert malicious code into our software through data entry fields in our websites in order to gain control of the system) and attempting to use our websites as a platform to launch a "denial-of-service" attack on another party, each of which could cause significant interruptions in our operations and potentially adversely affect the value of our brands, operations and results of operations or involve us in legal or regulatory proceedings. We expend significant resources in an attempt to prepare for and mitigate the effects of any such attacks. Reductions in website availability and response time could cause loss of substantial business volumes during the occurrence of any such attack on our systems, and measures we may take to divert suspect traffic in the event of such an attack could result in the diversion of bona fide customers. These issues are likely to become more difficult to manage as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced. Successful attacks could result in negative publicity, damage our reputation and prevent consumers from booking travel services, researching travel services or making restaurant reservations through us during the attack, any of which could cause consumers to use the services of our competitors, which would have a negative effect on the value of our brands, our market share, business and results of operations.
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

As of March 31, 2017, we held approximately $13.3 billion of cash, cash equivalents, short-term investments and long-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our international operations. If that intention changes and we decide to repatriate that cash to the United States, whether due to cash needs in the United States or otherwise, we would incur related U.S. income tax expense, and we would only make income tax payments when we repatriate the cash. We would pay only U.S. federal alternative minimum tax and certain U.S. state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. If our foreign earnings were repatriated, this could result in us being subject to a cash income tax liability on the earnings of our U.S. businesses sooner than would otherwise have been the case. After our net operating loss carryforwards have been fully utilized, foreign tax credits associated with the repatriation of international cash may be used to reduce U.S. federal taxes on the repatriation.
Various proposals have been put forward to reform U.S. corporate income tax law, including proposals that would significantly impact how and at what rates U.S. multinationals are taxed on international earnings. These proposals range from changing the U.S. worldwide tax system to a territorial tax system on the one hand to eliminating the current tax deferral system altogether on the other, introducing a border-adjustment tax that exempts exports but taxes imports, and permitting the expensing of the full cost of certain tangible and intangible property in the year of investment, but limiting interest deductions to interest income with any excess deduction being carried forward to the following year. Other tax reform proposals advanced include limiting interest deductions in thin capitalization circumstances or eliminating all interest deductions, eliminating all business tax expenditures including deductions, exemptions and most credits (excluding research and development ("R&D") credits), changing the rules on the use of net operating losses, potential reduction of U.S. corporate tax rates and allowing international earnings accumulated under the current system to be repatriated to the U.S. at a favorable tax rate. On April 26, 2017, the Trump Administration proposed guidelines for tax reform, including changing the U.S. worldwide system to a territorial tax system, reducing the U.S. corporate income tax rate to 15%, and allowing international earnings accumulated under the current system to be repatriated to the U.S. at a favorable tax rate to be determined, among other proposals. We cannot determine whether some or all of these or other proposals will be enacted into law or what, if any, changes may be made to such proposals prior to being enacted into law.  If U.S. tax laws change in a manner that increases our tax obligations, our financial position and results of operations could be adversely impacted.

Additionally, in October 2015, the Organisation for Economic Co-operation and Development ("OECD") issued "final reports" in connection with its "base erosion and profit shifting" ("BEPS") project. The OECD, with the support of the G20, initiated this project in 2013 in response to concerns that international tax standards have not kept pace with changes in global business practices and that changes are needed to international tax laws to address situations where multinational businesses may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions where the activities creating those profits may take place. The final reports were endorsed by the G20 leaders in November 2015. The final reports propose 15 actions the OECD determined are needed to address base erosion and profit shifting, including: (a) enhancing transparency through the sharing of tax information between countries; (b) prescribing standardized country-by-country reporting and other documentation requirements aimed at identifying where profits, tax and economic activities occur; (c) preventing harmful tax practices including the use of preferential tax regimes; (d) modernizing the OECD's transfer pricing rules related to intangibles; (e) changing the definition of permanent establishment to prevent artificial avoidance of tax nexus; and (f) limiting tax base erosion through interest deductions and other financial payments. The measures have, among other things, resulted in the development of a multilateral instrument to incorporate and facilitate changes to tax treaties. On January 28, 2016, the European Commission unveiled a new package of proposals aimed at providing a framework for fairer taxation and to provide a coordinated European Union response to combating corporate tax avoidance. Following agreement among the European Union member states on the final content of the package, the European Council formally adopted an Anti-Tax Avoidance Directive in July 2016, which was further amended in February 2017. The Directive is aimed at preventing aggressive tax planning, increasing tax transparency and creating a fairer tax environment for all businesses in the European Union. We expect many countries to change their tax laws in response to these developments, and several countries have already changed or proposed changes to their tax laws in response to the final BEPS reports and/or the developments in the European Union. Any changes to international tax laws, including new definitions of permanent establishment or changes affecting the benefits of preferential tax regimes such as the Dutch "Innovation Box Tax" (discussed below), could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Further, changes to tax laws and additional reporting requirements could increase the complexity, burden and cost of compliance. Due to the large and expanding scale of our international business activities, any changes in U.S. or international taxation of our activities may increase our worldwide effective tax rate, increase the complexity and costs associated with tax compliance (especially if changes are implemented or interpreted inconsistently across tax jurisdictions) and adversely affect our financial position and results of operations.
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
In order to be eligible for Innovation Box Tax treatment, Booking.com must, among other things, apply for and obtain an R&D certificate from a Dutch governmental agency every six months confirming that the activities that Booking.com intends to be engaged in over the subsequent six-month period are "innovative." The R&D certificate is current but should Booking.com fail to secure such a certificate in any future period - for example, because the governmental agency does not view Booking.com's new or anticipated activities as innovative - or should this agency determine that the activities contemplated to be performed in a prior period were not performed as contemplated or did not comply with the agency's requirements, Booking.com may lose its certificate and, as a result, the Innovation Box Tax benefit may be reduced or eliminated. Booking.com intends to apply for continued Innovation Box Tax treatment for future periods. However, Booking.com's application may not be accepted, or, if accepted, the amount of qualifying earnings may be reduced.
In addition, tax laws may change resulting in a reduction or elimination of the tax benefit. As discussed above, the OECD's action plan involves, in part, evaluation of preferential tax regimes such as the Innovation Box Tax. The European

Union Council of Economics and Finance Ministers ("ECOFIN") has endorsed changes to limit member states' existing innovation and patent box tax regimes providing benefits related to profits derived from intangible assets such as intellectual property. The OECD's October 2015 final reports recommend that intellectual property qualifying for such tax regimes generally be limited to patents and other intellectual property assets that are functionally equivalent to patents (such as copyrighted software) if those other assets are both legally protected and subject to similar approval and registration processes as apply to patents. ECOFIN has endorsed the OECD's modified nexus approach and the European Union Code of Conduct Group will monitor legislative processes necessary for European Union member states to change their existing "IP box" regimes to conform to the modified nexus approach, which requires full implementation in member states no later than July 2021. In May 2016, the Dutch government launched a public internet consultation process on proposed legislative changes to the Dutch Innovation Box Tax regime based on the above-mentioned recommendations made in the OECD's final BEPS report and recent evaluations on the working of the Dutch Innovation Box Tax. The proposed legislative changes were introduced in the Dutch Parliament in September 2016 and approved in December 2016. The new innovation box tax rules took effect on January 1, 2017, but also include transition rules. We do not expect the new legislation to have a significant impact on Booking.com's eligibility for the Innovation Box Tax.
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
We rely on providers of accommodations, rental cars and airline tickets and on restaurants to make their services available to consumers through us. Our arrangements with travel service providers generally do not require them to make available any specific quantity of accommodation reservations, rental cars or airline tickets, or to make accommodation reservations, rental cars or airline tickets available in any geographic area, for any particular route or at any particular price. Similarly, our arrangements with restaurants generally do not require them to provide all of their available tables and reservations to customers through us. During the course of our business, we are in continuous dialogue with our major travel service providers about the nature and extent of their participation in our services. A significant reduction on the part of any of our major travel service providers or providers that are particularly popular with consumers in their participation in our services for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, market share and results of operations. To the extent any of those major or popular travel service providers ceased to participate in our services in favor of one of our competitors' systems or decided to require consumers to purchase services directly from them, our business, market share and results of operations could be harmed. During periods of higher occupancy rates, accommodation providers may decrease their distribution of accommodation reservations through third-party intermediaries like us, in particular through our discount services such as priceline.com's Express Deals® and Name Your Own Price® services. Further, as consolidation among travel service providers increases, the potential adverse effect of a decision by any particular significant travel service provider (such as a large hotel chain, airline or rental car company) to withdraw from or reduce its participation in our services also increases. To the extent restaurants limit the availability of reservations through OpenTable, consumers may not continue to use our services and/or our revenues could be adversely affected, especially if reservations during highly desirable times on high volume days are not made available through us.
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
The online travel industry has become the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. We are or have been involved in investigations predominantly related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates that are at least as low as those offered to other OTCs or through the accommodation provider's website. Some investigations relate to other issues such as reservation and cancellation clauses, commission payments and pricing behavior. For instance, in September 2016 the Swiss Price Surveillance Office initiated a market observation exercise with respect to the market position and the level of commissions of Booking.com in Switzerland.

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

On July 1, 2015, Booking.com voluntarily implemented the commitments given to the French, Italian and Swedish NCAs throughout the European Economic Area and Switzerland. Nearly all NCAs in the European Economic Area have now closed their investigations following Booking.com's implementation of the commitments in their jurisdictions. Booking.com has also recently agreed with the NCAs in Australia, New Zealand and Georgia to implement the "narrow" price parity clause in these countries. However, the Australian NCA indicated in February 2017 that it is reassessing "narrow" price parity clauses between online travel agencies and accommodation providers. The Turkish NCA recently imposed fines on Booking.com following an investigation into Booking.com's "wide" parity clauses. We are in ongoing discussions with various NCAs in other countries regarding their concerns. We are currently unable to predict the long-term impact the implementation of these commitments will have on Booking.com's business, on investigations by other countries, or on industry practice more generally.

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

A working group of 10 European NCAs (France, Germany, Belgium, Hungary, Ireland, Italy, the Netherlands, Czech Republic, the United Kingdom and Sweden) was established by the European Commission in December 2015 to monitor the effects of the narrow price parity clause in Europe. This working group (the "ECN Working Group") issued questionnaires during 2016 to online travel agencies, including Booking.com and Expedia, meta-search sites and hotels about the narrow price parity clause. On April 6, 2017, the ECN Working Group published the results of this monitoring exercise. The report indicates that the introduction of the narrow price parity clause generally improved conditions for competition. Although neither the European Commission nor any of the participating NCAs has opened a new investigation following the publication of the report, the ECN Working Group decided to keep the sector under review and re-assess the competitive situation in due course. Separately, the French NCA, which conducted its own review of the effects of the narrow price parity clause, issued a report on February 9, 2017 stating that it has not ruled out the possibility of issuing an opinion at its own initiative if a change in competition requires it, and that it would continue to contribute actively to the ECN Working Group process.

We are unable to predict how these appeals and the remaining investigations in other countries will ultimately be resolved, or whether further action in Europe will be taken as a result of the ECN Working Group's ongoing review. Possible outcomes include requiring Booking.com to amend or remove its rate parity clause from its contracts with accommodation providers in those jurisdictions and/or the imposition of fines.

In August 2015, French legislation known as the "Macron Law" became effective. Among other things, the Macron Law makes price parity agreements illegal, including the "narrow" price parity agreements agreed to by the French NCA in April 2015. Legislation in Austria prohibiting "narrow" price parity agreements (including the narrow parity clause) became effective on December 31, 2016. Similar legislation was approved by the Italian Senate on May 3, 2017, and will return to the Italian Chamber of Deputies for final approval. A motion to prohibit the narrow price parity clause is currently being discussed in the Swiss Parliament. It is not yet clear how the Macron Law and the Austrian legislation or the proposed Italian and Swiss legislation may affect our business in the long term in France, Austria, Italy and Switzerland, respectively.

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
The services we offer are subject to legal regulations (including laws, ordinances, rules and other requirements and regulations) of national and local governments and regulatory authorities around the world, many of which are evolving and subject to the possibility of new or revised interpretations. Our ability to provide our services is and will continue to be affected by such regulations. For example, laws and proposed legislation in some countries relating to data localization, registration as a travel agent and other local requirements could, if applicable to us, adversely affect our ability to conduct business in those countries. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by judicial or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have a material adverse effect on our business and results of operations. For example, in March 2017, in connection with a lawsuit begun in 2015 by the Association of Turkish Travel Agencies claiming that Booking.com is required to meet certain registration requirements in Turkey, a Turkish court unexpectedly ordered Booking.com to suspend offering Turkish hotels and accommodations to Turkish residents. Although Booking.com is appealing the order and believes it to be without basis, this order has had, and is likely to continue to have, a negative impact on our growth and results of operations.
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
The market price of our common stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	operating results that vary from the expectations of securities analysts and investors;

•	quarterly variations in our operating results;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	worldwide economic conditions in general and in Europe in particular;

•	fluctuations in currency exchange rates, particularly between the U.S. Dollar and the Euro;

•	occurrences of a significant security breach;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in our capital structure;

•	changes in market valuations of other internet or online service companies;

•	announcements by us or our competitors of price reductions, promotions, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major travel service provider participant, such as a hotel chain, rental car company or airline, from our services;

•	changes in the status of our intellectual property rights;

•	lack of success in the expansion of our business models geographically;

•	announcements by third parties of significant claims or initiation of litigation proceedings against us or adverse developments in pending proceedings;

•	additions or departures of key personnel; and

•	trading volume fluctuations.

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
The trading prices of internet company stocks in general, including ours, have experienced extreme price and volume fluctuations. To the extent that the public's perception of the prospects of internet or e-commerce companies is negative, our stock price could decline, regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as a recession, interest rate or currency rate fluctuations, political instability (e.g., "Brexit" or the July 2016 coup attempt in Turkey) or a natural disaster or terrorist attack affecting a significant market for our business, such as Europe or the United States, could cause our stock price to decline. Negative market conditions could adversely affect our ability to raise additional capital or the value of our stock for purposes of acquiring other companies or businesses.
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
Future events and changing market conditions may lead us to again re-evaluate the assumptions reflected in the updated forecast, including key assumptions regarding OpenTable's expected growth rates and operating margins and the success and timing of its international expansion and other growth initiatives, as well as other key assumptions with respect to matters outside of our control, such as discount rates, currency exchange rates, market EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) comparables, and changes in accounting policies or practices, including proposed changes affecting measurement of goodwill and/or impairment testing methodology. If OpenTable does not achieve the results currently expected, if its investments, in particular its investments in its international expansion efforts and other growth initiatives, are not successful, or if any of the assumptions underlying our estimate of the value of the OpenTable business, including those mentioned above, prove to be incorrect, we may further refine our forecast for the OpenTable business and recognize an additional goodwill impairment and an impairment of intangible assets, which could have a material adverse effect on our results of operations.

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
We also invest from time to time in private companies and these investments are generally accounted for under the cost method. Such investments are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or ever become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced to the market. Further, our ability to liquidate any such investments is typically dependent on a liquidity event, such as a public offering or acquisition, as no public market exists for such securities. Valuations of privately-held companies are inherently complex and uncertain due to the lack of a liquid market for the company's securities. If we determine that any of our investments in such companies have experienced a decline in value, we may be required to record an other-than-temporary impairment. For example, in 2016, we recognized impairments totaling approximately $63 million related to investments in two private companies.

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
Because we facilitate the processing of customer credit cards in many of our transactions, including a majority of our priceline.com, agoda.com and Rentalcars.com transactions, our results have been negatively impacted by customer purchases made using fraudulent credit cards. We may be held liable for accepting fraudulent credit cards on our websites as well as other payment disputes with our customers. Additionally, we may be held liable for accepting fraudulent credit cards in certain transactions when we do not facilitate the processing of customer credit cards. Accordingly, we calculate and record an allowance for the resulting customer chargebacks. If we are unable to combat the use of fraudulent credit cards on our websites, our business, results of operations and financial condition could be materially adversely affected.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended March 31, 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 –	21,565	(1)	$1,482.13	21,565	$2,106,521,468	(1)
January 31, 2017	1,678	(3)	$1,470.18	N/A	N/A

February 1, 2017 –	—	(1)	$—	—	$4,106,521,468	(1) (2)
February 28, 2017	857	(3)	$1,633.67	N/A	N/A

March 1, 2017 –	58,462	(1)	$1,762.35	58,462	$4,003,490,696	(1) (2)
March 31, 2017	42,353	(3)	$1,735.05	N/A	N/A
Total	124,915		$1,699.91	80,027	$4,003,490,696
 _____________________________

(1)	Pursuant to a stock repurchase program announced on February 17, 2016, whereby the Company was authorized to repurchase up to $3,000,000,000 of its common stock.

(2)	Pursuant to a stock repurchase program announced on February 27, 2017, whereby the Company was authorized to repurchase up to $2,000,000,000 of its common stock.

(3)
Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Amended and Restated By-Laws, dated July 23, 2015.
10.1(c)	2017 Form of Performance Share Unit Agreement under the Company's 1999 Omnibus Plan.
10.2(c)	1999 Omnibus Plan, as amended and restated effective March 2, 2017.
10.3(c)	KAYAK Software Corporation 2012 Equity Incentive Plan, as amended and restated effective March 2, 2017.
10.4(c)	OpenTable, Inc. Amended and Restated 2009 Equity Incentive Award Plan, as amended and restated effective March 2, 2017.
10.5(d)	Form of 0.800% Senior Note due 2022.
10.6(d)	Officers’ Certificate, dated March 10, 2017, with respect to the 0.800% Senior Notes due 2022 issued pursuant to the Base Indenture.
12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2017 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 18, 2014 and incorporated herein by reference.

(b)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2015 and incorporated herein by reference.

(c)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 3, 2017 and incorporated herein by reference.

(d)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 10, 2017 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRICELINE GROUP INC.
(Registrant)

Date:	May 9, 2017	By:	/s/ Daniel J. Finnegan
Name: Daniel J. Finnegan Title: Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Amended and Restated By-Laws, dated July 23, 2015.
10.1(c)	2017 Form of Performance Share Unit Agreement under the Company's 1999 Omnibus Plan.
10.2(c)	1999 Omnibus Plan, as amended and restated effective March 2, 2017.
10.3(c)	KAYAK Software Corporation 2012 Equity Incentive Plan, as amended and restated effective March 2, 2017.
10.4(c)	OpenTable, Inc. Amended and Restated 2009 Equity Incentive Award Plan, as amended and restated effective March 2, 2017.
10.5(d)	Form of 0.800% Senior Note due 2022.
10.6(d)	Officers’ Certificate, dated March 10, 2017, with respect to the 0.800% Senior Notes due 2022 issued pursuant to the Base Indenture.
12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2017 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 18, 2014 and incorporated herein by reference.

(b)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2015 and incorporated herein by reference.

(c)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 3, 2017 and incorporated herein by reference.

(d)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 10, 2017 and incorporated herein by reference.