Form 10-Q
period 2017-06-30
Priceline Group Inc.
filed 2017-08-08
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
Number of shares of Common Stock outstanding at August 1, 2017:

Common Stock, par value $0.008 per share	49,059,019
(Class)	(Number of Shares)

The Priceline Group Inc.
Form 10-Q

For the Three Months Ended June 30, 2017

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

The Priceline Group Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,634,264	$2,081,075
Short-term investments	3,721,825	2,218,880
Accounts receivable, net of allowance for doubtful accounts of $31,291 and $25,565, respectively	1,230,602	860,115
Prepaid expenses and other current assets	685,879	241,449
Total current assets	8,272,570	5,401,519
Property and equipment, net	425,100	347,017
Intangible assets, net	1,914,767	1,993,885
Goodwill	2,418,630	2,396,906
Long-term investments	10,263,659	9,591,067
Other assets	163,597	108,579
Total assets	$23,458,323	$19,838,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$598,200	$419,108
Accrued expenses and other current liabilities	1,073,632	857,467
Deferred merchant bookings	1,185,639	614,361
Convertible debt	899,484	967,734
Total current liabilities	3,756,955	2,858,670
Deferred income taxes	397,449	822,334
Other long-term liabilities	134,537	138,767
Long-term debt	7,564,636	6,170,522
Total liabilities	11,853,577	9,990,293

Commitments and Contingencies (See Note 11)
Convertible debt	15,077	28,538

Stockholders' equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 62,560,183 and 62,379,247 shares issued, respectively	486	485
Treasury stock, 13,503,447 and 13,190,929 shares, respectively	(7,411,392)	(6,855,164)
Additional paid-in capital	5,633,659	5,482,653
Retained earnings	12,793,001	11,326,852
Accumulated other comprehensive income (loss)	573,915	(134,684)
Total stockholders' equity	11,589,669	9,820,142
Total liabilities and stockholders' equity	$23,458,323	$19,838,973

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Agency revenues	$2,332,371	$1,852,961	$4,117,684	$3,352,990
Merchant revenues	498,133	517,867	940,178	987,899
Advertising and other revenues	194,052	185,074	386,098	363,132
Total revenues	3,024,556	2,555,902	5,443,960	4,704,021
Cost of revenues	72,742	126,084	157,911	254,753
Gross profit	2,951,814	2,429,818	5,286,049	4,449,268
Operating expenses:
Performance advertising	1,147,589	920,763	2,128,362	1,700,672
Brand advertising	121,187	112,321	194,199	182,166
Sales and marketing	131,734	105,522	245,770	197,845
Personnel, including stock-based compensation of $66,879, $54,976, $125,827 and $120,976, respectively	385,708	332,654	736,738	641,005
General and administrative	141,634	112,642	277,181	225,687
Information technology	44,831	35,797	84,776	68,585
Depreciation and amortization	85,872	77,712	169,302	150,583
Total operating expenses	2,058,555	1,697,411	3,836,328	3,166,543
Operating income	893,259	732,407	1,449,721	1,282,725
Other income (expense):
Interest income	36,821	21,292	68,813	41,639
Interest expense	(60,942)	(50,290)	(116,659)	(97,184)
Foreign currency transactions and other	(6,021)	1,997	(11,148)	(10,931)
Impairment of cost-method investments	—	(12,858)	—	(63,208)
Total other expense	(30,142)	(39,859)	(58,994)	(129,684)
Earnings before income taxes	863,117	692,548	1,390,727	1,153,041
Income tax expense	142,908	111,910	214,895	197,979
Net income	$720,209	$580,638	$1,175,832	$955,062
Net income applicable to common stockholders per basic common share	$14.66	$11.71	$23.92	$19.25
Weighted-average number of basic common shares outstanding	49,131	49,604	49,161	49,617
Net income applicable to common stockholders per diluted common share	$14.39	$11.60	$23.49	$19.06
Weighted-average number of diluted common shares outstanding	50,056	50,059	50,049	50,105

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$720,209	$580,638	$1,175,832	$955,062
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments (1)	139,883	(50,285)	175,688	27,087
Net unrealized gain (loss) on marketable securities (2)	186,977	(112,038)	532,911	(136,497)
Comprehensive income	$1,047,069	$418,315	$1,884,431	$845,652

(1) Foreign currency translation adjustments include tax benefits of $100,608 and $120,341 for the three and six months ended June 30, 2017, respectively, and a tax charge of $26,940 and a tax benefit of $34,156 for the three and six months ended June 30, 2016, respectively, associated with net investment hedges (See Note 10). The remaining balance in foreign currency translation adjustments excludes income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States (See Note 9).

(2) Net of tax charges of $8,076 and $15,931 for the three and six months ended June 30, 2017, respectively, and net of tax charges of $5,796 and $34,924 for the three and six months ended June 30, 2016, respectively. Net unrealized gain (loss) on marketable securities includes net unrealized gains of $161,389 and $485,077 for the three and six months ended June 30, 2017, respectively, compared to net unrealized losses of $129,406 and $242,558 for the three and six months ended June 30, 2016, respectively, related to the Company's investments in Ctrip.com International Ltd. ("Ctrip"), which are exempt from tax in the Netherlands.

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2016	62,379	$485	(13,191)	$(6,855,164)	$5,482,653	$11,326,852	$(134,684)	$9,820,142
Net income	—	—	—	—	—	1,175,832	—	1,175,832
Foreign currency translation adjustments, net of tax benefit of $120,341	—	—	—	—	—	—	175,688	175,688
Net unrealized gain on marketable securities, net of tax charge of $15,931	—	—	—	—	—	—	532,911	532,911
Reclassification adjustment for convertible debt	—	—	—	—	13,461	—	—	13,461
Exercise of stock options and vesting of restricted stock units and performance share units	138	1	—	—	2,789	—	—	2,790
Repurchase of common stock	—	—	(312)	(556,228)	—	—	—	(556,228)
Stock-based compensation and other stock-based payments	—	—	—		126,047	—	—	126,047
Conversion of debt	43	—	—	—	(279)	—	—	(279)
Cumulative effect of adoption of accounting standard updates	—	—	—	—	8,988	290,317	—	299,305
Balance, June 30, 2017	62,560	$486	(13,503)	$(7,411,392)	$5,633,659	$12,793,001	$573,915	$11,589,669

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$1,175,832	$955,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	85,123	65,157
Amortization	84,179	85,426
Provision for uncollectible accounts, net	26,127	16,117
Deferred income tax benefit	(40,939)	(79,863)
Stock-based compensation expense and other stock-based payments	126,047	121,016
Amortization of debt issuance costs	4,509	3,744
Amortization of debt discount	35,386	34,180
Loss on early extinguishment of debt	1,027	—
Impairment of cost-method investments	—	63,208
Excess tax benefits on stock-based awards and other equity deductions	—	61,470
Changes in assets and liabilities:
Accounts receivable	(333,545)	(344,147)
Prepaid expenses and other current assets	(438,641)	(286,976)
Accounts payable, accrued expenses and other current liabilities	873,705	683,395
Other	3,024	(10,563)
Net cash provided by operating activities	1,601,834	1,367,226

INVESTING ACTIVITIES:
Purchase of investments	(2,869,903)	(2,701,662)
Proceeds from sale of investments	1,480,236	2,176,868
Additions to property and equipment	(147,269)	(113,699)
Acquisitions and other investments, net of cash acquired	(490)	(795)
Net cash used in investing activities	(1,537,426)	(639,288)

FINANCING ACTIVITIES:
Proceeds from short-term borrowing	4,599	—
Proceeds from the issuance of long-term debt	1,051,722	994,705
Payments related to conversion of senior notes	(83,473)	—
Payments for repurchase of common stock	(555,250)	(520,566)
Proceeds from exercise of stock options	2,790	9,766
Net cash provided by financing activities	420,388	483,905
Effect of exchange rate changes on cash, cash equivalents and restricted cash	68,570	4,627
Net increase in cash, cash equivalents and restricted cash	553,366	1,216,470
Cash, cash equivalents and restricted cash, beginning of period	2,082,007	1,478,071
Cash, cash equivalents and restricted cash, end of period	$2,635,373	$2,694,541
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$577,247	$496,403
Cash paid during the period for interest	$60,308	$43,727
Non-cash financing activity	$1,000	$—

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

Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for any subsequent quarter or the full year.

Reclassifications: Due to the adoption of new accounting updates in the fourth quarter of 2016 related to the presentation of restricted cash and the first quarter of 2017 related to stock-based compensation, certain amounts in the Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2016 have been reclassified to conform to the current year presentation.

Restricted Cash: The following table reconciles cash, cash equivalents and restricted cash reported in the Unaudited Consolidated Balance Sheets to the total amount shown in the Unaudited Consolidated Statements of Cash Flows:

	June 30, 2017	December 31, 2016
As included in the Unaudited Consolidated Balance Sheets:
Cash and cash equivalents	$2,634,264	$2,081,075
Restricted cash included in prepaid expenses and other current assets	1,109	932
Total cash, cash equivalents and restricted cash as shown in the Unaudited Consolidated Statements of Cash Flows	$2,635,373	$2,082,007

Recent Accounting Pronouncements Adopted

Second Quarter of 2017:

Scope of Modification Accounting related to Share-based Compensation

In May 2017, the Financial Accounting Standards Board ("FASB") issued a new accounting update to amend the scope of modification accounting for share-based compensation arrangements. Under this update, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. For public business entities, this new accounting update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. This update will be applied prospectively to awards modified on or after the effective date or the adoption date, if the update is early adopted. The Company adopted the accounting update in the second quarter of 2017 and it did not have an impact to the Unaudited Consolidated Financial Statements.

First Quarter of 2017:

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

Share-based Compensation

In March 2016, the FASB issued new accounting guidance to improve the accounting for certain aspects of share-based payment transactions as part of its simplification initiative. The key provisions of this accounting update are: (1) recognizing current excess tax benefits in the income statement in the period the benefits are deducted on the income tax return as opposed to an adjustment to additional paid-in capital in the period the benefits are realized by reducing a current income tax liability, (2) allowing an entity-wide election to account for forfeitures related to service conditions as they occur instead of estimating the total number of awards that will be forfeited because the requisite service period will not be rendered, (3) allowing the net settlement of an equity award for employee statutory tax withholding purposes to not exceed the maximum statutory tax rate by relevant tax jurisdiction instead of withholding taxes for each employee based on a minimum statutory withholding tax rate, and (4) requiring the presentation of excess tax benefits as operating cash flows and cash payments for employee statutory tax withholding related to vested stock awards as financing cash flows in the statements of cash flows. Under this new accounting standard, all previously unrecognized equity deductions are recognized as a deferred tax asset, net of any valuation allowance, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption of this standard.

The Company adopted this accounting update in the first quarter of 2017 and recorded a deferred tax asset of $301.4 million related to previously unrecognized U.S. equity tax deductions, with an offsetting cumulative-effect adjustment to retained earnings as of January 1, 2017. The Company elected to account for forfeitures related to service conditions as they occur; as a result, there was a cumulative net charge to retained earnings of $6.9 million and the recognition of a deferred tax asset of $2.1 million, with an offsetting credit to additional paid-in capital of $9.0 million. In addition, the Company elected to change the presentation of excess tax benefits in the Unaudited Consolidated Statement of Cash Flows for periods prior to January 1, 2017 to reflect these excess tax benefits in operating cash flows instead of financing cash flows, resulting in a reclassification of $61.5 million for the six months ended June 30, 2016. "Payments for repurchase of common stock" in the Unaudited Consolidated Statements of Cash Flows includes withholding taxes paid on vested stock awards (see Note 8).

Other Recent Accounting Pronouncements

Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued a new accounting update to shorten the premium amortization period of purchased callable debt securities with non-contingent call features that are callable at fixed prices and on preset dates from their contractual maturity to the earliest call date. For public business entities, this new accounting update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Entities are required to apply this accounting update on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact to its financial statements of adopting this new update.

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

For public business entities, this update is effective for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests occurring after January 1, 2017. The accounting update will be applied prospectively. The Company is currently evaluating the impact to its financial statements of adopting this new update.

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

This update is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities are required to apply this accounting update on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact to its financial statements of adopting this new guidance.

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

The update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is allowed. Entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact to its financial statements of adopting this new standard.

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

This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption, although allowed in certain circumstances, is not applicable to the Company. An entity would apply this update by a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. After the adoption of this new accounting update, in the first quarter of 2018, the Company will record in net income fair value changes in its investments in Ctrip equity securities, which could vary significantly quarter to quarter (see Note 4 for the carrying values and fair values of these equity investments). In addition, the Company intends to continue to use the cost method of accounting for equity investments without a readily determinable fair value.

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

The Company will adopt this new standard in the first quarter of 2018 and apply the modified retrospective transition approach, which means that revenues for 2016 and 2017 will be reported on a historical basis and revenues for 2018 will be reported on the new basis and disclosed on the historical basis. The revenue standard will change the timing of revenue recognition for travel reservation services. For example, revenue for accommodation reservation services will be recognized at check-in rather than check-out. The Company does not currently expect this timing change to have a material impact to its annual gross profit or net income, although the effects on quarterly gross profit and net income are expected to be more significant. In addition, the adoption of the revenue standard will change the presentation of Name Your Own Price® revenue from "gross" to "net" reporting, which will decrease revenue and cost of revenue equally, but have no impact on gross profit or net income.

2.                                      STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation expense included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $66.9 million and $55.0 million for the three months ended June 30, 2017 and 2016, respectively, and $125.8 million and $121.0 million for the six months ended June 30, 2017 and 2016, respectively.

Stock-based compensation expense is recognized in the financial statements based upon fair value. Fair value is recognized as expense on a straight-line basis over the employee's requisite service period. The fair value of performance share units and restricted stock units is determined based on the number of units granted and the quoted price of the Company's common stock as of the grant date. Stock-based compensation expense related to performance share units reflects the estimated probable outcome at the end of the performance period. The fair value of employee stock options assumed in acquisitions was determined using the Black-Scholes model and the market value of the Company's common stock at the respective acquisition dates.

Restricted Stock Units and Performance Share Units

The following table summarizes the activity of restricted stock units and performance share units ("share-based awards") during the six months ended June 30, 2017:

Share-Based Awards	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	515,606	$1,287.88
Granted	160,214	$1,738.06
Vested	(128,089)	$1,314.91
Performance Share Units Adjustment	2,423	$1,271.16
Forfeited	(21,389)	$1,382.84
Unvested at June 30, 2017	528,765	$1,414.19

As of June 30, 2017, there was $461.0 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 2.1 years.

During the six months ended June 30, 2017, the Company made broad-based grants of 86,321 restricted stock units that generally vest after three years, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability. These share-based awards had a total grant date fair value of $150.3 million based on a weighted-average grant date fair value per share of $1,740.59.

In addition, during the six months ended June 30, 2017, the Company granted 73,893 performance share units to executives and certain other employees.  The performance share units had a total grant date fair value of $128.2 million based upon a weighted-average grant date fair value per share of $1,735.10.  The performance share units are payable in shares of the Company's common stock upon vesting. Subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability, recipients of these performance share units generally must continue their service through the requisite service period in order to receive any shares.  Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period, which ends December 31, 2019, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.  As of June 30, 2017, the estimated number of probable shares to be issued is a total of 72,092 shares, net of performance share units forfeited and vested since the grant date.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 144,184 total shares could be issued.  If the minimum performance thresholds are not met, 58,835 shares would be issued at the end of the performance period.

2016 Performance Share Units

During the year ended December 31, 2016, the Company granted 85,735 performance share units with a grant date fair value of $111.7 million, based on a weighted-average grant date fair value per share of $1,302.25. The actual number of shares to be issued will be determined upon completion of the performance period which generally ends December 31, 2018.

At June 30, 2017, there were 73,314 unvested 2016 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of June 30, 2017, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 116,127 shares. If the maximum thresholds are met at the end of the performance period, a maximum of 165,704 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 43,879 shares would be issued at the end of the performance period.

2015 Performance Share Units

During the year ended December 31, 2015, the Company granted 107,623 performance share units with a grant date fair value of $133.2 million, based on a weighted-average grant date fair value per share of $1,237.53. The actual number of shares to be issued will be determined upon completion of the performance period which generally ends December 31, 2017.

At June 30, 2017, there were 73,344 unvested 2015 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of June 30, 2017, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 125,940 shares. If the maximum thresholds are met at the end of the performance period, a maximum of 182,015 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 42,423 shares would be issued at the end of the performance period.

Stock Options

All outstanding employee stock options were assumed in acquisitions. The following table summarizes the activity for stock options during the six months ended June 30, 2017:

Employee Stock Options	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Balance, December 31, 2016	48,983	$372.07	$53,587	4.4
Exercised	(10,921)	$255.09
Forfeited	(760)	$866.47
Balance, June 30, 2017	37,302	$396.25	$54,993	4.3
Vested and exercisable as of June 30, 2017	36,611	$389.26	$54,230	4.3
Vested and exercisable as of June 30, 2017 and expected to vest thereafter	37,302	$396.25	$54,993	4.3

The aggregate intrinsic value of employee stock options that were exercised during the six months ended June 30, 2017 and 2016 was $16.8 million and $23.1 million, respectively. During the six months ended June 30, 2017 and 2016, stock options vested for 954 and 9,387 shares of common stock with an acquisition-date fair value of $0.6 million and $5.9 million, respectively.

For the three and six months ended June 30, 2017, the Company recorded stock-based compensation expense related to employee stock options of $0.3 million and $0.5 million, respectively, and $2.4 million and $5.3 million for the three and six months ended June 30, 2016. respectively. As of June 30, 2017, there was $0.3 million of total future compensation costs related to unvested employee stock options to be recognized over a weighted-average period of 0.6 years.

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted-average number of basic common shares outstanding	49,131	49,604	49,161	49,617
Weighted-average dilutive stock options, restricted stock units and performance share units	206	167	221	230
Assumed conversion of Convertible Senior Notes	719	288	667	258
Weighted-average number of diluted common and common equivalent shares outstanding	50,056	50,059	50,049	50,105
Anti-dilutive potential common shares	2,075	2,591	2,118	2,566

Anti-dilutive potential common shares for the three and six months ended June 30, 2017 include approximately 1.5 million and 1.6 million shares, respectively, that could be issued under the Company's outstanding convertible notes.  Under the treasury stock method, the convertible notes will generally have an anti-dilutive impact on net income per share if the conversion prices for the convertible notes exceed the Company's average stock price.

4.                                      INVESTMENTS

Short-term and Long-term Investments in Available-for-sale Securities

The following table summarizes, by major security type, the Company's investments as of June 30, 2017 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
International government securities	$650,576	$920	$(418)	$651,078
U.S. government securities	746,814	8	(690)	746,132
Corporate debt securities	2,311,980	1,068	(1,774)	2,311,274
Commercial paper	13,341	—	—	13,341
Total short-term investments	$3,722,711	$1,996	$(2,882)	$3,721,825

Long-term investments:
International government securities	$447,860	$1,096	$(992)	$447,964
U.S. government securities	801,179	179	(6,242)	795,116
Corporate debt securities	6,342,818	9,511	(31,315)	6,321,014
U.S. government agency securities	4,962	—	(27)	4,935
Ctrip convertible debt securities	1,275,000	254,500	—	1,529,500
Ctrip equity securities	655,311	509,819	—	1,165,130
Total long-term investments	$9,527,130	$775,105	$(38,576)	$10,263,659

The Company's investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business.  As of June 30, 2017, the weighted-average life of the Company’s fixed income investment portfolio, excluding the Company's investment in Ctrip convertible debt securities, was approximately 1.7 years with an average credit quality of A+/A1/A+.

The Company invests in international government securities with high credit quality. As of June 30, 2017, investments in international government securities principally included debt securities issued by the governments of the Netherlands, France, Belgium, Germany, Finland and Austria.

On May 26, 2015 and August 7, 2014, the Company invested $250 million and $500 million, respectively, in five-year senior convertible notes issued at par by Ctrip. On December 11, 2015, the Company invested $500 million in a Ctrip ten-year senior convertible note issued at par value, which included a put option allowing the Company to require a prepayment in cash from Ctrip at the end of the sixth year of the note. On September 12, 2016, the Company invested $25 million in a Ctrip six-year senior convertible note issued at par value, which included a put option allowing the Company to require prepayment in cash from Ctrip at the end of the third year of the note. The conversion feature associated with this September 2016 Ctrip convertible note met the definition of an embedded derivative (see Note 5). As of June 30, 2017, the Company had also invested $655.3 million of its international cash in Ctrip American Depositary Shares ("ADSs"). The convertible debt and equity securities of Ctrip have been marked-to-market in accordance with the accounting guidance for available-for-sale securities.

In connection with the Company's investments in Ctrip's convertible notes, Ctrip granted the Company the right to appoint an observer to its board of directors and permission to acquire its shares (through the acquisition of Ctrip ADSs in the open market) so that combined with ADSs issuable upon conversion of the August 2014, May 2015 and September 2016 convertible notes, the Company could hold up to an aggregate of approximately 15% of Ctrip's outstanding equity plus any ADSs issuable upon the conversion of the December 2015 convertible notes. As of June 30, 2017, the Company did not have significant influence over Ctrip.

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

The Company recognized net realized gains of $0.2 million for the six months ended June 30, 2017, compared to net realized gains of $2.1 million and net realized losses of $0.8 million for the three and six months ended June 30, 2016, respectively, related to investments. As of June 30, 2017, the Company does not consider any of its investments to be other-than-temporarily impaired.

Cost-method Investments

The Company held investments in equity securities of private companies, companies typically at an early stage of development, of approximately $7.6 million at both June 30, 2017 and December 31, 2016. The investments are accounted for under the cost method and included in "Other assets" in the Company's Unaudited Consolidated Balance Sheets.

For the three and six months ended June 30, 2016, the Company recognized impairments of approximately $13 million and $63 million, respectively, which wrote off its entire investments in two other private companies.

5.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of June 30, 2017 are classified in the tables below in the categories described below (in thousands):

	Level 1	Level 2	Total
ASSETS:
Cash equivalents:
Money market funds	$1,864,644	$—	$1,864,644
International government securities	—	22,836	22,836
U.S. government securities	—	104,698	104,698
Corporate debt securities	—	2,159	2,159
Commercial paper	—	11,995	11,995
Short-term investments:
International government securities	—	651,078	651,078
U.S. government securities	—	746,132	746,132
Corporate debt securities	—	2,311,274	2,311,274
Commercial paper	—	13,341	13,341
Long-term investments:
International government securities	—	447,964	447,964
U.S. government securities	—	795,116	795,116
Corporate debt securities	—	6,321,014	6,321,014
U.S. government agency securities	—	4,935	4,935
Ctrip convertible debt securities	—	1,529,500	1,529,500
Ctrip equity securities	1,165,130	—	1,165,130
Derivatives:
Currency exchange derivatives	—	493	493
Total assets at fair value	$3,029,774	$12,962,535	$15,992,309

	Level 1	Level 2	Total
LIABILITIES:
Currency exchange derivatives	$—	$188	$188

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

As of June 30, 2017 and December 31, 2016, the Company's cash consisted of bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings are carried at cost which approximates their fair value because of the short-term nature of these items.  At both June 30, 2017 and December 31, 2016, the Company held investments in equity securities of private companies of $7.6 million and these investments are accounted for under the cost method of accounting (see Note 4). See Note 4 for information on the carrying value of available-for-sale investments, Note 7 for the estimated fair value of the Company's outstanding Senior Notes and Note 11 for the Company's contingent liabilities associated with business acquisitions.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations.  The Company limits these risks by following established risk management policies and procedures, including the use of derivatives.  The Company does not use derivatives for trading or speculative purposes.  All derivative instruments are recognized in the Unaudited Consolidated Balance Sheets at fair value.  Gains and losses resulting from changes in the fair value of derivative instruments that are not designated as hedging instruments for accounting purposes are recognized in the Unaudited Consolidated Statements of Operations in the period that the changes occur.  Changes in the fair value of derivatives designated as net investment hedges are recorded as foreign currency translation adjustments to offset a portion of the foreign currency translation adjustment from Euro-denominated net assets held by certain subsidiaries and are recognized in the Unaudited Consolidated Balance Sheets in "Accumulated other comprehensive income (loss)."

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  The Company enters into average-rate derivative contracts to hedge translation risks from short-term foreign exchange rate fluctuations for the Euro, British Pound Sterling and certain other currencies versus the U.S. Dollar.  As of June 30, 2017 and December 31, 2016, there were no outstanding derivative contracts related to foreign currency translation risks.  Foreign currency gains of $0.9 million and foreign currency losses of $0.2 million for the three and six months ended June 30, 2017, respectively, compared to foreign currency gains of $3.9 million and $0.3 million for the three and six months ended June 30, 2016, respectively, related to these derivatives are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in currency exchange rates on its transactional balances denominated in currencies other than the functional currency. Foreign currency derivatives outstanding as of June 30, 2017 associated with foreign currency transaction risks resulted in a net asset of $0.3 million, with an asset in the amount of $0.5 million recorded in "Prepaid expenses and other current assets" and a liability in the amount of $0.2 million recorded in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet. Foreign currency derivatives outstanding as of December 31, 2016 associated with foreign currency transaction risks resulted in a net liability of $0.3 million, with a liability in the amount of $1.0 million recorded in "Accrued expenses and other current liabilities" and an asset in the amount of $0.7 million recorded in "Prepaid expenses and other current assets" in the Unaudited Consolidated Balance Sheet. Derivatives associated with these transaction risks resulted in foreign currency gains of $20.8 million and $27.6 million for the three and six months ended June 30, 2017, respectively, and foreign currency gains of $3.6 million and $16.0 million for the three and six months ended June 30, 2016, respectively. These mark-to-market adjustments on the derivative contracts, offset by the effect of changes in currency exchange rates on transactions denominated in currencies other than the functional currency, resulted in net losses of $5.1 million and $11.0 million for the three and six months ended June 30, 2017, respectively, compared to net losses of $2.6 million and $7.0 million for the three and six months ended June 30, 2016, respectively. The net impacts related to these derivatives are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments resulted in net cash inflows of $23.1 million and $23.6 million for the six months ended June 30, 2017 and 2016, respectively, and are reported within "Net cash provided by operating activities" in the Unaudited Consolidated Statements of Cash Flows.

Embedded Derivative — In September 2016, the Company invested $25 million in a Ctrip convertible note (see Note 4). The Company determined that the conversion option for this note met the definition of an embedded derivative. At June 30, 2017 and December 31, 2016, the embedded derivative had an estimated fair value of $3.8 million and $1.8 million, respectively, and is reported in the Unaudited Consolidated Balance Sheets with its host contract in "Long-term investments." The embedded derivative is bifurcated for measurement purposes only and the mark-to-market for the three and six months ended June 30, 2017 was a gain of $0.6 million and $2.0 million, respectively, which is included in "Foreign currency transactions and other" in the Company's Unaudited Consolidated Statement of Operations.

6.                                      INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life
Supply and distribution agreements	$825,029	$(312,144)	$512,885	$809,287	$(270,813)	$538,474	3 - 20 years	16 years

Technology	113,535	(91,568)	21,967	112,141	(80,549)	31,592	1 - 5 years	5 years

Patents	1,623	(1,617)	6	1,623	(1,598)	25	15 years	15 years

Internet domain names	43,100	(28,828)	14,272	39,495	(25,089)	14,406	2 - 20 years	8 years

Trade names	1,669,503	(304,241)	1,365,262	1,667,221	(261,412)	1,405,809	4-20 years	20 years

Non-compete agreements	21,900	(21,525)	375	21,900	(18,321)	3,579	3-4 years	3 years
Total intangible assets	$2,674,690	$(759,923)	$1,914,767	$2,651,667	$(657,782)	$1,993,885

Intangible assets are amortized on a straight-line basis.  Intangible asset amortization expense was approximately $41.2 million and $84.2 million for the three and six months ended June 30, 2017, respectively, and $43.0 million and $85.4 million for the three and six months ended June 30, 2016, respectively.

The amortization expense for intangible assets for the remainder of 2017, the annual expense for the next five years, and the expense thereafter is expected to be as follows (in thousands):

Remainder of 2017	$78,747
2018	142,873
2019	131,508
2020	124,427
2021	119,368
2022	118,157
Thereafter	1,199,687
$1,914,767

The change in goodwill for the six months ended June 30, 2017 consisted of the following (in thousands):

Balance at December 31, 2016	$2,396,906
Foreign currency translation adjustments	21,724
Balance at June 30, 2017	$2,418,630

A substantial portion of the intangibles and goodwill relates to the acquisition of OpenTable in July 2014 and KAYAK in May 2013. There have been no events or changes in circumstances to indicate a potential impairment to goodwill or intangible assets as of June 30, 2017.

7.                                      DEBT

Short-term Borrowing

On June 30, 2017, the Company had a bank overdraft of $4.6 million, which was reported in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet as of June 30, 2017 and was repaid in July 2017.

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

The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility would be used for working capital and general corporate purposes, which could include acquisitions, share repurchases or debt repayments. There were no borrowings outstanding and approximately $3.9 million and $3.8 million of letters of credit issued under the facility as of June 30, 2017 and December 31, 2016, respectively.

Outstanding Debt

Outstanding debt as of June 30, 2017 consisted of the following (in thousands):

June 30, 2017	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Short-term debt:
1.0% Convertible Senior Notes due March 2018	$916,536	$(17,052)	$899,484
Long-term debt:
0.35% Convertible Senior Notes due June 2020	$1,000,000	$(77,636)	$922,364
0.9% Convertible Senior Notes due September 2021	1,000,000	(94,016)	905,984
0.8% (€1 Billion) Senior Notes due March 2022	1,140,550	(6,913)	1,133,637
2.15% (€750 Million) Senior Notes due November 2022	855,413	(5,044)	850,369
2.375% (€1 Billion) Senior Notes due September 2024	1,140,550	(12,677)	1,127,873
3.65% Senior Notes due March 2025	500,000	(3,509)	496,491
3.6% Senior Notes due June 2026	1,000,000	(7,231)	992,769
1.8% (€1 Billion) Senior Notes due March 2027	1,140,550	(5,401)	1,135,149
Total long-term debt	$7,777,063	$(212,427)	$7,564,636

Outstanding debt as of December 31, 2016 consisted of the following (in thousands):

December 31, 2016	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Short-term debt:
1.0% Convertible Senior Notes due March 2018	$1,000,000	$(32,266)	$967,734
Long-term debt:
0.35% Convertible Senior Notes due June 2020	$1,000,000	$(90,251)	$909,749
0.9% Convertible Senior Notes due September 2021	1,000,000	(104,592)	895,408
2.15% (€750 Million) Senior Notes due November 2022	791,063	(5,336)	785,727
2.375% (€1 Billion) Senior Notes due September 2024	1,054,750	(12,861)	1,041,889
3.65% Senior Notes due March 2025	500,000	(3,727)	496,273
3.6% Senior Notes due June 2026	1,000,000	(7,619)	992,381
1.8% (€1 Billion) Senior Notes due March 2027	1,054,750	(5,655)	1,049,095
Total long-term debt	$6,400,563	$(230,041)	$6,170,522

Based upon the closing price of the Company's common stock for the prescribed measurement periods for the three months ended June 30, 2017 and December 31, 2016, the contingent conversion threshold on the 2018 Notes (as defined below) was exceeded. Therefore, the 2018 Notes were convertible at the option of the holders, and, accordingly, the Company reported the carrying value of the 2018 Notes as a current liability in the Company's Unaudited Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016. Since these notes are convertible at the option of the holders and the principal amount is required to be paid in cash, the Company reclassified the unamortized debt discount for the 2018 Notes in the amount of $15.1 million and $28.5 million before tax as of June 30, 2017 and December 31, 2016, respectively, from additional paid-in-capital to convertible debt in the mezzanine section in the Company's Unaudited Consolidated Balance Sheets. The determination of whether or not the 2018 Notes are convertible is performed on a quarterly basis. Consequently, the 2018 Notes may or may not be convertible in future quarters.

The contingent conversion thresholds on the 2020 Notes (as defined below) and the 2021 Notes (as defined below) were not exceeded at June 30, 2017 or December 31, 2016, and therefore these notes were reported as a non-current liability in the Unaudited Consolidated Balance Sheets.

Fair Value of Debt

As of June 30, 2017 and December 31, 2016, the estimated fair value of the outstanding Senior Notes was approximately $10.4 billion and $8.4 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 5). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period.  A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the Convertible Senior Notes.

Convertible Debt

If the note holders exercise their option to convert, the Company delivers cash to repay the principal amount of the notes and delivers shares of common stock or cash, at its option, to satisfy the conversion value in excess of the principal amount.  In cases where holders decide to convert prior to the maturity date, the Company charges the proportionate amount of remaining debt issuance costs to interest expense. For the six months ended June 30, 2017, the Company paid $83.5 million to satisfy the aggregate principal amount due and issued 43,156 shares of its common stock in satisfaction of the conversion value in excess of the principal amount for debt converted prior to maturity.

In addition, if the Company's convertible debt is redeemed or converted prior to maturity, a gain or loss on extinguishment is recognized. The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value. To estimate the fair value of the debt at the conversion date, the Company estimated its straight debt borrowing rate, considering its credit rating and straight debt of comparable corporate issuers. For the six months ended June 30, 2017, the Company recognized a non-cash loss of $1.0 million ($0.6 million after tax) in "Foreign currency transactions and other" in the Unaudited Consolidated Statement of Operations in connection with the early conversion of the 2018 Notes.

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

For the three months ended June 30, 2017 and 2016, the Company recognized interest expense of $24.0 million and $23.5 million, respectively, related to convertible notes, which was comprised of $5.4 million and $5.6 million, respectively, related to the contractual coupon interest, $17.3 million and $16.8 million, respectively, related to the amortization of debt discount, and $1.3 million and $1.1 million, respectively, related to the amortization of debt issuance costs.  For the three months ended June 30, 2017 and 2016, included in the amortization of debt discount mentioned above was $0.7 million of original issuance discount for each period related to the 2020 Notes. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt. The weighted-average effective interest rates for the three months ended June 30, 2017 and 2016 was 3.5% and 3.4%, respectively, related to convertible notes.

For the six months ended June 30, 2017 and 2016, the Company recognized interest expense of $48.0 million and $46.9 million, respectively, related to convertible notes, which was comprised of $11.0 million and $11.2 million, respectively, related to the contractual coupon interest, $34.5 million and $33.5 million, respectively, related to the amortization of debt discount, and $2.5 million and $2.2 million, respectively, related to the amortization of debt issuance costs.  For the six months ended June 30, 2017 and 2016, included in the amortization of debt discount mentioned above was $1.4 million of original issuance discount for each period related to the 2020 Notes. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt. The weighted-average effective interest rates for the six months ended June 30, 2017 and 2016 was 3.5% and 3.4%, respectively, related to convertible notes.

In addition, for both the three and six months ended June 30, 2017, the Company recognized interest expense of $0.2 million to write off the unamortized debt issuance cost for debt converted prior to maturity.

Other Long-term Debt

In March 2017, the Company issued Senior Notes due March 10, 2022, with an interest rate of 0.8% (the "March 2022 Notes") for an aggregate principal amount of 1.0 billion Euros. The March 2022 Notes were issued with an initial discount of 2.1 million Euros. In addition, the Company paid $4.9 million in debt issuance costs during the six months ended June 30, 2017. Interest on the March 2022 Notes is payable annually on March 10, beginning March 10, 2018. Subject to certain limited exceptions, all payments of interest and principal for the March 2022 Notes will be made in Euros.

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

The aggregate principal value of the March 2022 Notes, November 2022 Notes, 2024 Notes and 2027 Notes and accrued interest thereon are designated as a hedge of the Company's net investment in certain Euro functional currency subsidiaries. The foreign currency transaction gains or losses on these liabilities are measured based upon changes in spot rates and are recorded in "Accumulated other comprehensive income (loss)" in the Unaudited Consolidated Balance Sheets. The Euro-denominated net assets of these subsidiaries are translated into U.S. Dollars at each balance sheet date, with effects of foreign currency changes also reported in "Accumulated other comprehensive income (loss)" in the Unaudited Consolidated Balance Sheets. Since the notional amount of the recorded Euro-denominated debt and related interest are not greater than the notional amount of the Company's net investment, the Company does not expect to incur any ineffectiveness on this hedge.

Debt discount is amortized using the effective interest rate method over the period from the origination date through the stated maturity date.  The Company estimated the effective interest rates at debt origination to be 0.84% for the March 2022 Notes, 3.62% for the 2026 Notes, 2.20% for the November 2022 Notes, 3.68% for the 2025 Notes, 1.80% for the 2027 Notes and 2.48% for the 2024 Notes.

For the three months ended June 30, 2017 and 2016, the Company recognized interest expense of $33.1 million and $25.5 million, respectively, related to other long-term debt, which was comprised of $31.7 million and $24.6 million, respectively, for the contractual coupon interest, $0.5 million and $0.3 million, respectively, related to the amortization of debt discount and $0.9 million and $0.6 million, respectively, related to the amortization of debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt.

For the six months ended June 30, 2017 and 2016, the Company recognized interest expense of $63.7 million and $46.9 million, respectively, related to other long-term debt, which was comprised of $61.2 million and $45.1 million, respectively, for the contractual coupon interest, $0.9 million and $0.7 million, respectively, related to the amortization of debt discount and $1.6 million and $1.1 million, respectively, related to the amortization of debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt.

In March 2016, the Company received a ten-year loan from the State of Connecticut in the amount of $2.5 million with an interest rate of 1% in connection with the construction of office space in Connecticut.  In the first quarter of 2017, $1.0 million of the loan was forgiven as a result of meeting certain employment and salary conditions. The remaining balance of the loan will be forgiven in 2019 if certain employment and salary conditions are met. As of June 30, 2017 and December 31, 2016, the loan in the amount of $1.5 million and $2.5 million, respectively, is reported in "Other long-term liabilities" in the Unaudited Consolidated Balance Sheets.

8.                                      TREASURY STOCK

In the first quarter of 2016, the Company's Board of Directors authorized a program to repurchase up to $3.0 billion of the Company's common stock. In the first quarter of 2017, the Company's Board of Directors authorized a program to repurchase up to $2.0 billion of the Company's common stock, in addition to amounts previously authorized. As of June 30, 2017, the Company had a remaining authorization of $3.7 billion to purchase its common stock.

In the six months ended June 30, 2017, the Company repurchased 261,552 shares of its common stock in the open market for an aggregate cost of $467.6 million, which included stock repurchases in June 2017 of 7,409 shares for an aggregate cost of $13.9 million that were settled in July 2017. The Company may make additional repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined at the Company's discretion.

The Board of Directors has given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.  The Company repurchased 50,966 shares and 119,509 shares at an aggregate cost of $88.6 million and $155.8 million in the six months ended June 30, 2017 and 2016, respectively, to satisfy employee withholding taxes related to stock-based compensation. For the six months ended June 30, 2017 and 2016, the Company remitted $86.5 million and $151.2 million of such employee withholding taxes, respectively, to the tax authorities, with the remainder remitted subsequently. The new accounting standard for stock-based compensation (see Note 1) requires us to report the cash remitted to the tax authorities as a financing activity in the statements of cash flows for all periods presented. Prior to the adoption of this standard, the Company reported the aggregate cost of the shares withheld for taxes as a financing activity and the associated unremitted withholding taxes as an operating activity on the cash flow statements.

As of June 30, 2017, there were 13,503,447 shares of the Company's common stock held in treasury.

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

The Company's effective tax rate for the three and six months ended June 30, 2017 was 16.6% and 15.5%, respectively, compared to 16.2% and 17.2% for the three and six months ended June 30, 2016, respectively. The 2017 effective tax rate differs from the U.S. federal statutory tax rate of 35%, primarily due to lower international tax rates and current year excess tax benefits of $2.7 million and $12.6 million for the three and six months ended June 30, 2017, respectively, recognized from the vesting of equity awards pursuant to the adoption of an accounting update effective January 1, 2017 (see Note 1), partially offset by certain non-deductible expenses. The 2016 effective tax rate differs from the U.S. federal statutory tax rate of 35%, primarily due to lower international tax rates, partially offset by the tax rate impact of non-deductible impairments of a cost-method investment of approximately $10 million and $60 million for the three and six months ended June 30, 2016, respectively (see Note 4).

The Company's effective tax rate was higher for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily because the Company recorded a state tax benefit in the three months ended June 30, 2016 related to U.S. state tax law changes that resulted in a decrease to deferred tax liabilities associated with acquired intangible assets. The benefit was partially offset by a non-deductible impairment of a cost-method investment recognized in the second quarter of 2016.

The Company's effective tax rate was lower for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily as a result of an increased proportion of the Company's income being taxed at lower international tax rates due to the growth of the Company's international businesses and current year excess tax benefits recognized from vesting of equity awards. In addition, non-deductible impairments of a cost-method investment recognized in the first and second quarters of 2016 contributed to a higher effective tax rate for the six months ended June 30, 2016.

During the three and six months ended June 30, 2017 and 2016, a substantial majority of the Company's income was generated in the Netherlands. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of

Booking.com's earnings during the three and six months ended June 30, 2017 and 2016 qualifies for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those periods.

10.                                      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The table below provides the balances for each classification of accumulated other comprehensive income (loss) as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Foreign currency translation adjustments, net of tax (1)	$(135,559)	$(311,247)
Net unrealized gain on marketable securities, net of tax (2)	709,474	176,563
Accumulated other comprehensive income (loss)	$573,915	$(134,684)

(1) Foreign currency translation adjustments, net of tax, at June 30, 2017 and December 31, 2016, include net losses from fair value adjustments of $35.0 million after tax ($52.6 million before tax) associated with previously settled derivatives that were designated as net investment hedges.

Foreign currency translation adjustments, net of tax, include foreign currency transaction losses of $17.0 million after tax ($9.6 million before tax) and foreign currency transaction gains of $182.6 million after tax ($310.4 million before tax) associated with the Company's Euro-denominated debt at June 30, 2017 and December 31, 2016, respectively. The Euro-denominated debt is designated as a hedge of the Company's Euro-denominated net assets (see Note 7).

The remaining balance in foreign currency translation adjustments excludes income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States.

(2) The net unrealized gains before tax at June 30, 2017 and December 31, 2016 were $734.7 million and $185.9 million, respectively, of which unrealized gains of $633.6 million and $148.5 million, respectively, were exempt from tax in the Netherlands and unrealized gains of $101.1 million and $37.4 million, respectively, were taxable.

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

In Europe, investigations into Booking.com's price parity provisions were initiated in 2013 and 2014 by NCAs in France, Germany, Italy, Austria, Sweden, Ireland and Switzerland. A number of other NCAs have also looked at these issues. On April 21, 2015, the French, Italian and Swedish NCAs, working in close cooperation with the European Commission, announced that they had accepted "commitments" offered by Booking.com to resolve and close the investigations in France, Italy and Sweden. Under the commitments, Booking.com replaced its existing price parity agreements with accommodation providers with "narrow" price parity agreements. Under a narrow price parity agreement, subject to certain exceptions, an accommodation provider is still required to offer the same or better rates on Booking.com as it offers to a consumer directly online, but it is no longer required to offer the same or better rates on Booking.com as it offers to other OTCs. The commitments also allow an accommodation provider to, among other things, offer different terms and conditions (e.g., free WiFi) and availability to consumers that book with online travel companies that offer lower rates of commission or other benefits, offer lower rates to consumers that book through offline channels and continue to discount through, among other things, accommodation loyalty programs, as long as those rates are not published or marketed online. The commitments apply to accommodations in France, Italy and Sweden and were effective on July 1, 2015. The foregoing description is a summary only and is qualified in its entirety by reference to the commitments published by the NCAs on April 21, 2015.

On July 1, 2015, Booking.com voluntarily implemented the commitments given to the French, Italian and Swedish NCAs throughout the European Economic Area and Switzerland. Nearly all NCAs in the European Economic Area have now closed their investigations following Booking.com's implementation of the commitments in their jurisdictions. Booking.com has also recently agreed with the NCAs in Australia, New Zealand and Georgia to implement the narrow price parity clause in these countries. However, the Australian NCA indicated in February 2017 that it is reassessing narrow price parity clauses between online travel agencies and accommodation providers. In January 2017, the Turkish NCA imposed fines on Booking.com following an investigation into Booking.com's "wide" parity clauses. Booking.com is in ongoing discussions with various NCAs in other countries regarding their concerns. The Company is currently unable to predict the long-term impact the implementation of these commitments will have on Booking.com's business, on investigations by other countries, or on industry practice more generally.

On December 23, 2015, the German NCA issued a final decision prohibiting Booking.com's narrow price parity agreements with accommodations in Germany. The German NCA did not issue a fine, but has reserved its position regarding an order for disgorgement of profits. Booking.com is appealing the German NCA's decision. An Italian hotel association has appealed the Italian NCA's decision to accept the commitments by Booking.com.

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

In August 2015, French legislation known as the "Macron Law" became effective. Among other things, the Macron Law makes price parity agreements illegal, including the narrow price parity agreements agreed to by the French NCA in April 2015. Legislation in Austria prohibiting narrow price parity agreements became effective on December 31, 2016. Similar legislation was approved by the Italian Chamber of Deputies on June 29, 2017 and by the Italian Senate on August 2, 2017, and the Company expects this legislation to be effective in August 2017. A motion to prohibit the narrow price parity clause is currently being discussed in the Swiss Parliament, and a Belgian government minister recently announced plans to put forward a similar proposal before the Belgian Parliament. It is not yet clear how the Macron Law, the Austrian or Italian legislation or the proposed Swiss or Belgian legislation may affect the Company's business in the long term.

Competition-related investigations, legislation or issues could also give rise to private litigation. For example, Booking.com is involved in private litigation in Sweden related to its narrow price parity provisions. We are unable to predict how this litigation will be resolved, or whether it will impact Booking.com's business in Sweden.

Litigation Related to Travel Transaction Taxes

The Company and certain third-party OTCs are currently involved in approximately twenty lawsuits, including certified and putative class actions, brought by or against U.S. states, cities and counties over issues involving the payment of travel transaction taxes (e.g., hotel occupancy taxes, excise taxes, sales taxes, etc.) related to the priceline.com business. Generally, the complaints allege, among other things, that the OTCs violated each jurisdiction's respective relevant travel transaction tax ordinance with respect to the charge and remittance of amounts to cover taxes under each law. The Company believes that the laws at issue generally do not apply to the services it provides, namely the facilitation of travel reservations, and, therefore, that it does not owe the taxes that are claimed to be owed. However, the Company has been involved in this type of litigation for many years, and state and local jurisdictions where these issues have not been resolved could assert that the Company is subject to travel transaction taxes and could seek to collect such taxes, retroactively and/or prospectively. From time to time, the Company has found it expedient to settle claims pending in these matters without conceding that the claims at issue are meritorious or that the claimed taxes are in fact due to be paid.  The Company may also settle current or future travel transaction tax claims.

On August 5, 2016, the tax appeal court of the State of Hawaii ruled that online travel companies, including the Company, owe General Excise Tax (GET) on the gross amounts collected from consumers on rental car reservations.  The tax appeal court rejected the online travel companies' arguments that GET applies only to amounts retained by online travel companies and does not include amounts paid to rental car company suppliers.  The online travel companies argued that GET should not apply to gross amounts charged to consumers for rental car reservations pursuant to the 2015 decision of the Hawaii Supreme Court in Travelocity.com, L.P., et al. v. Director of Taxation that GET applies to amounts retained by online travel companies for hotel reservations and not for gross amounts charged to consumers.  The tax appeal court declined to follow that precedent and entered judgment on April 25, 2017. Both the OTCs and the Hawaiian Director of Taxation appealed the decision, with the Director seeking GET on the full amount charged to consumers in all car rental transactions (including package transactions), and the OTCs arguing that GET applies only to the amounts they retain in all car rental transactions. In order to appeal the decision, the Company paid the judgment of $13.1 million in May 2017, which was recorded in "Other assets" in the Unaudited Consolidated Balance Sheet at June 30, 2017.

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

As a result of the travel transaction tax litigation generally and other attempts by U.S. jurisdictions to levy similar taxes, the Company has established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $26 million and $27 million at June 30, 2017 and December 31, 2016, respectively. The Company's legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual loss may be less or greater, potentially significantly, than the liability recorded. An estimate of a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

Patent Infringement

On February 9, 2015, International Business Machines Corporation ("IBM") filed a complaint in the U.S. District Court for the District of Delaware against The Priceline Group Inc. and its subsidiaries KAYAK Software Corporation, OpenTable, Inc. and priceline.com LLC (the "Subject Companies"). In the complaint, IBM alleges that the Subject Companies have infringed and continue to willfully infringe certain IBM patents that IBM claims relate to the presentation of applications and advertising in an interactive service, preserving state information in online transactions and single sign-on processes in a computing environment and seeks unspecified damages (including a request that the amount of compensatory damages be trebled), injunctive relief and costs and reasonable attorneys’ fees. The Subject Companies believe the claims to be without merit and are contesting them. The Subject Companies asked the court to dismiss the case due to lack of patentable subject matter in the asserted patents, and on March 30, 2016 that motion was denied without prejudice to refiling later in the case. Concurrently with the litigation, the Subject Companies filed two Inter Partes Review ("IPR") petitions and four Covered Business Method ("CBM") petitions for the patents-in-suit with the U.S. Patent and Trademark Office (the "PTAB"). The PTAB denied a full review of one of the IPR petitions and granted a full review of the other IPR petition, and denied a full review of the four CBM petitions. On August 7, 2017, the PTAB issued its final decisions in the IPR proceedings related to the '346 patent and found that certain claims were unpatentable and invalid. There are currently two asserted claims arising under the '346 patent that were not the subject of the IPR proceedings but that are the subject of pending summary judgment motions in the district court. Expert discovery has concluded and the parties have fully briefed and held oral argument on summary judgment motions. A mediation in the case was held on May 23, 2017 before the Magistrate Judge. Trial in the District Court is scheduled for January 2018. An estimate of a reasonably possible loss or range of loss cannot be reasonably made.

French Tax Matter

French tax authorities conducted an audit of Booking.com of the years 2003 through 2012. They are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income taxes and value-added taxes. In December 2015, the French tax authorities issued Booking.com assessments for approximately 356 million Euros, the majority of which would represent penalties and interest. The Company believes that Booking.com has been, and continues to be, in compliance with French tax law, and the Company intends to contest the assessments. The Company's objection to the assessments was denied by the French tax authorities. If the Company is unable to resolve the matter with the French authorities, it would expect to challenge the assessments in the French courts. In order to contest the assessments in court, the Company may be required to pay, upfront, the full amount or a significant part of any such assessments, though any such payment would not constitute an admission by it that it owes the taxes. French authorities have begun a similar audit of the tax years 2013 to 2015, which could result in additional assessments.

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
Other

The Company accrues for certain legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated. Such accrued amounts are not material to the Company's balance sheets and provisions recorded have not been material to the Company's results of operations or cash flows. An estimate of a reasonably possible loss or range of loss cannot be reasonably made.

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

Contingent Consideration for Business Acquisitions

As of June 30, 2017 and December 31, 2016, the Company recognized a liability of approximately $9 million for estimated contingent payments, which was considered a "Level 3" fair value measurement (see Note 5). The estimated acquisition-date contingent liability is based upon the probability-weighted average payments for specific performance factors from the acquisition date through the performance period which ends at March 31, 2019. The range of undiscounted outcomes for the estimated contingent payments is approximately $0 to $90 million.

Building Construction

In September 2016, the Company signed a turnkey agreement to construct an office building in the Netherlands, which will be the future headquarters of the Booking.com business. The turnkey agreement provided for payments by Booking.com of approximately 270 million Euros and consists of two components, land use rights and the building to be constructed. Upon signing this agreement, Booking.com paid approximately 48 million Euros to the developer, which included approximately 43 million Euros for the acquired land use rights and approximately 5 million Euros for the building construction. The land use rights are included in "Other assets" and the building construction-in-progress is included in "Property and equipment, net" in the Unaudited Consolidated Balance Sheets at June 30, 2017 and December 31, 2016. The land use rights asset and required future lease payments to the Municipality in Amsterdam of approximately 60 million Euros are recognized as rent expense on a straight-line basis over the remaining 49-year term of the lease and are recorded in general and administrative expense in the statements of operations. Booking.com expects to pay approximately 34 million Euros related to the building construction later in 2017, with the remaining amount being paid periodically beginning in 2018 until the expected completion of the building in late 2020. The Company expects all future payments to be made from its international cash.

Subsequent Event - Acquisition of Momondo Group

On July 24, 2017, the Company completed the previously announced acquisition of the Momondo Group, which operates the travel meta-search websites momondo and Cheapflights and which will be part of the Company's KAYAK business. The Company paid approximately $550 million of its international cash for this acquisition.

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

Our priceline.com brand offers merchant Name Your Own Price® opaque travel services, which are recorded in revenue on a "gross" basis and have associated cost of revenue. All of our other services are generally recorded in revenue on a "net" basis and have no significant associated cost of revenue. Therefore, revenue increases and decreases are impacted by changes in the mix of our revenues between Name Your Own Price® travel services and other services. Gross profit reflects the commission or net margin earned for all of our services. Consequently, gross profit is an important measure to evaluate growth in our business because, in contrast to our revenues, it is not affected by the different methods of recording revenue and cost of revenue between our Name Your Own Price® travel reservation services and our other services. Beginning January 1, 2018, we will adopt a new revenue recognition standard which will change the presentation of our Name Your Own Price® revenue to a net basis (see Note 1 to the Unaudited Consolidated Financial Statements).

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

Our growth has primarily been generated by our worldwide accommodation reservation service brand, Booking.com, which is our most significant brand, and has been due, in part, to the availability of a large and growing number of instantly bookable properties through Booking.com. Booking.com included over 1,340,000 properties on its website as of June 30, 2017, which included over 721,000 vacation rental properties (updated property counts are available on the Booking.com website), and compares to about 965,000 properties (including over 467,000 vacation rental properties) as of June 30, 2016.

We intend to continue to invest in adding accommodations available for reservation on our websites, including hotels, bed and breakfasts, hostels and vacation rentals. Vacation rentals generally consist of, among others, properties categorized as single-unit and multi-unit villas, homes, apartments, "aparthotels" (which are apartments with a front desk and cleaning service) and chalets and are generally self-catered (i.e., include a kitchen), directly bookable properties. Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because a vacation rental is typically either a single home or unit or a small collection of independent units, vacation rental accommodations represent more limited booking opportunities than non-vacation rental properties, which generally have more units to rent per property. Our vacation rental accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors. Our vacation rental accommodation business may also experience lower profit margins due to certain additional costs, such as higher property acquisition and customer service costs, related to offering these accommodations on our websites. As we increase our vacation rental accommodation business, these different characteristics could negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our websites, we expect that our gross bookings growth rate and property growth rate will continue to diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of vacation rental properties increases, we expect that the number of reservations per property will likely continue to decrease. We believe that continuing to expand the number and variety of accommodations available through our services, in particular Booking.com, will help us to continue to grow our accommodation reservation business.

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

These and other macro-economic uncertainties, such as oil prices, geopolitical tensions and differing central bank monetary policies, have led to significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling and other currencies. Significant fluctuations in currency exchange rates, stock markets and oil prices can also impact consumer travel behavior.
As noted earlier, our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. As a result of currency exchange rate changes, our foreign-currency-denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. For example, gross profit from our international operations grew 23.7% and 20.7%, respectively, for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016, but, without the negative impact of changes in currency exchange rates, grew year-over-year on a constant-currency basis by approximately 26% and 23%, respectively. The Euro and certain other currencies have recently strengthened against the U.S. Dollar. If this trend continues, our Euro-denominated net assets, gross bookings, gross profit, operating expenses and net income will increase as expressed in U.S. Dollars. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated long-term debt, and accrued interest thereon, provide a natural hedge against the impact of currency exchange rate fluctuations on the net assets of certain of our Euro functional currency subsidiaries (see Note 7 to the Unaudited Consolidated Financial Statements). For more information, see Part II Item 1A Risk Factors - "We are exposed to fluctuations in currency exchange rates."
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
We compete globally with both online and traditional providers of travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market, including by establishing a flight meta-search product ("Google Flights") and a hotel meta-search business ("Hotel Ads") that are growing rapidly, as well as its "Book on Google" reservation functionality. Our markets are also subject to rapidly changing conditions, including technological developments, consumer behavior changes, regulatory changes and travel service provider consolidation. We expect these trends to continue. For example, we have experienced a significant shift of both direct and indirect business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. In addition, the gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. For more detail regarding the competitive trends and risks we face, see Part II Item 1A Risk Factors - "Intense competition could reduce our market share and harm our financial performance.", "Consumer adoption and use of mobile devices creates new challenges and may enable device companies such as Apple to compete directly with us." and "We may not be able to keep up with rapid technological changes."
We have observed an increase in promotional pricing to closed user groups (such as loyalty program participants or consumers with registered accounts), including through mobile apps. For example, many large hotel chains have launched additional initiatives, such as increased discounting and incentives, to encourage consumers to book accommodations directly through their websites.

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

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Both our performance and brand advertising expenses have increased significantly in recent years, a trend we expect to continue. For the six months ended June 30, 2017 and 2016, our total performance advertising expense was approximately $2.1 billion and $1.7 billion, respectively, primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our websites. We also invested approximately $194 million and $182 million in brand advertising for the six months ended June 30, 2017 and 2016, respectively, primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook) and online display advertising. We intend to continue a strategy of promoting brand awareness through both online and offline advertising efforts, including by expanding brand campaigns into additional markets. We have observed increased brand advertising by OTCs, meta-search services and travel service providers, particularly in North America and Europe, which may make our brand advertising efforts more expensive and less effective.

Performance advertising efficiency, expressed as performance advertising expense as a percentage of gross profit, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs per click and reduce our performance advertising efficiency. We have also experienced increasing cancellation rates, which we expect to continue and which negatively affects our advertising efficiency and results of operations. Changes by Google in how it presents travel search results, including by placing its own offerings at or near the top of search results, or the manner in which it conducts the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites. Similarly, changes by our other search and meta-search partners in how they present travel search results or the manner in which they conduct the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites. We have observed a long-term trend of decreasing performance advertising returns on investment ("ROIs"), a trend we expect to continue, though the rate of decrease may fluctuate and there may be periods of stable or increasing ROIs from time to time. See Part II Item 1A Risk Factors - "We rely on performance and brand advertising channels to generate a significant amount of traffic to our websites and grow our business." and "Our business could be negatively affected by changes in internet search engine algorithms and dynamics or traffic-generating arrangements."

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

Seasonality

A meaningful amount of our gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. However, we generally do not recognize revenue from these bookings until the travel occurs, which can be in a quarter other than when the reservation is booked. In contrast, we expense the substantial majority of our advertising activities as the expense is incurred, which, in the case of performance advertising in particular, is typically in the quarter in which associated reservations are booked. As a result of this potential timing difference between when we record advertising expense and when we recognize associated revenue, we have historically experienced our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of accommodation checkouts for the year for our European and North American businesses. The first quarter of the year is typically our lowest level of profitability and may experience additional volatility in earnings growth rates due to these seasonal timing factors. For our Asia-Pacific business, we experience the highest levels of accommodation bookings in the third and fourth quarters of the year, and the highest levels of accommodation checkouts in the fourth quarter. As the relative growth rates for these businesses fluctuate, the quarterly distribution of our operating results may vary.

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

In addition, the date on which certain holidays fall can have an impact on our quarterly results. For example, in 2017, our first quarter year-over-year growth rates in revenue, gross profit, operating income and operating margins were adversely impacted by Easter falling in the second quarter instead of the first quarter, as it did in 2016. Conversely, our second quarter 2017 year-over-year growth rates in revenue, gross profit, operating income and operating margins were positively impacted by Easter falling in the second quarter instead of the first quarter, as it did in 2016. The timing of other holidays such as Chinese New Year, Ramadan and Carnival can also impact our quarterly year-over-year growth rates.

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

Results of Operations
Three and Six Months Ended June 30, 2017 compared to the Three and Six Months Ended June 30, 2016

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

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the three and six months ended June 30, 2017 and 2016 were as follows (numbers may not total due to rounding):

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2017	2016	Change	2017	2016	Change
Agency	$17,947	$15,369	16.8%	$36,087	$29,903	20.7%
Merchant	2,850	2,494	14.3%	5,396	4,612	17.0%
Total	$20,797	$17,862	16.4%	$41,484	$34,515	20.2%

Gross bookings increased by 16.4% and 20.2% for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016 (growth on a constant-currency basis was approximately 19% and 23%, respectively), principally due to growth of 21.0% and 24.1%, respectively, in accommodation room night reservations and growth of 11.7% and 13.4%, respectively, in rental car day reservations, partially offset by the impact of foreign exchange rate fluctuations and a decrease in airline ticket reservations and airfares. Accommodation ADR growth was approximately flat on a constant-currency basis for the three and six months ended June 30, 2017. We believe that unit growth rates and total gross bookings and gross profit growth on a constant-currency basis, each of which exclude the impact of foreign exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

Agency gross bookings are derived from travel-related transactions where we do not facilitate payments for the travel services provided. Agency gross bookings increased by 16.8% and 20.7% for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016, primarily due to growth in gross bookings from Booking.com agency retail accommodation room night reservations.

Merchant gross bookings are derived from services where we facilitate payments for the travel services provided. Merchant gross bookings increased by 14.3% and 17.0% for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016, primarily due to growth in gross bookings from the merchant accommodation reservation services for Booking.com, agoda.com and priceline.com and the merchant rental car reservation service for Rentalcars.com.

Accommodation room nights, rental car days and airline tickets reserved through our services for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2017	2016	Change	2017	2016	Change
Room Nights	170.2	140.7	21.0%	344.1	277.2	24.1%
Rental Car Days	20.7	18.5	11.7%	39.4	34.7	13.4%
Airline Tickets	1.8	2.0	(8.7)%	3.6	3.8	(5.6)%

Accommodation room night reservations increased by 21.0% and 24.1% for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016, primarily due to strong execution by our brand teams to add new properties to our accommodation reservation services, advertise our brands to consumers and provide a continuously improving experience for customers on our desktop and mobile platforms, as well as the ongoing shift from offline to online for travel bookings.

Rental car day reservations increased by 11.7% and 13.4% for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016, due to an increase in rental car day reservations for Rentalcars.com and priceline.com.

Airline ticket reservations decreased by 8.7% and 5.6% for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016, due to a decline in priceline.com's retail airline ticket reservations and the discontinuation on September 1, 2016 of priceline.com’s Name Your Own Price® airline ticket reservation offering, partially offset by an increase in priceline.com's Express Deals® airline ticket reservations.

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

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2017	2016	Change	2017	2016	Change
Agency Revenues	$2,332,371	$1,852,961	25.9%	$4,117,684	$3,352,990	22.8%
Merchant Revenues	498,133	517,867	(3.8)%	940,178	987,899	(4.8)%
Advertising and Other Revenues	194,052	185,074	4.9%	386,098	363,132	6.3%
Total Revenues	$3,024,556	$2,555,902	18.3%	$5,443,960	$4,704,021	15.7%

Agency Revenues

Agency revenues increased by 25.9% and 22.8% for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016, primarily as a result of growth in agency accommodation room night reservations at Booking.com. For the three months ended June 30, 2017 compared to the three months ended June 30, 2016, agency revenue benefited from Easter falling in the second quarter of 2017 instead of the first quarter, as it did in 2016.

Merchant Revenues

Merchant revenues decreased by 3.8% and 4.8% for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016, primarily due to decreases in revenues from priceline.com's Name Your Own Price® reservation services, partially offset by increases in our merchant price-disclosed accommodation, rental car and airline ticket reservation services. On September 1, 2016, priceline.com's Name Your Own Price® airline ticket reservation offering was discontinued. Our priceline.com Name Your Own Price® reservation services, which declined year-over-year, are recorded "gross" in revenue with a corresponding travel service provider cost recorded in cost of revenues. Our other merchant revenues, which in total grew year-over-year, are recorded in revenue "net" of travel service provider costs. As a result, changes in Name Your Own Price® reservation revenue disproportionately affect merchant revenues as compared to our other merchant revenues.

Advertising and Other Revenues

Advertising and other revenues during the three and six months ended June 30, 2017 consisted primarily of advertising revenues, restaurant reservation revenues and subscription revenues for restaurant reservation management services. Advertising and other revenues increased by 4.9% and 6.3% for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016, primarily due to increased diner reservation volumes at OpenTable and growth in our KAYAK business.

Cost of Revenues

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2017	2016	Change	2017	2016	Change
Cost of Revenues	$72,742	$126,084	(42.3)%	$157,911	$254,753	(38.0)%

For the three and six months ended June 30, 2017, cost of revenues consisted primarily of: (1) the cost paid to travel service providers for priceline.com's Name Your Own Price® and vacation package reservation services, net of applicable taxes and charges; and (2) fees paid to third parties by KAYAK and priceline.com to return travel itinerary information for consumer search queries. Cost of revenues decreased by 42.3% and 38.0% for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016, primarily due to a decrease in priceline.com's Name Your Own Price® reservation services.

Agency revenues have no cost of revenue.

Gross Profit

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2017	2016	Change	2017	2016	Change
Gross Profit	$2,951,814	$2,429,818	21.5%	$5,286,049	$4,449,268	18.8%
Gross Margin	97.6%	95.1%		97.1%	94.6%

Total gross profit increased by 21.5% and 18.8% for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016 (growth on a constant-currency basis was approximately 24% and 21%, respectively), primarily as a result of the increased revenue discussed above.  Total gross margin (gross profit as a percentage of total revenue) increased during the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, because our revenues are disproportionately affected by priceline.com's Name Your Own Price® reservation services. Name Your Own Price® reservation services are recorded "gross" in revenue with a corresponding travel service provider cost recorded in cost of revenues, and in the three and six months ended June 30, 2017 these revenues represented a smaller percentage of total revenues than in the three and six months ended June 30, 2016. Our price-disclosed reservation services, which are recorded in revenue "net" of travel service provider costs, have been growing and

priceline.com's Name Your Own Price® reservation services have been declining. As a result, we believe that gross profit is an important measure for evaluating growth in our business.

Gross profit as a percentage of gross bookings was 14.2% and 12.7% for the three and six months ended June 30, 2017, respectively, as compared to 13.6% and 12.9% for the three and six months ended June 30, 2016. Gross profit as a percentage of gross bookings increased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due primarily to the timing of booking versus travel (including the positive impact of Easter falling in the second quarter of 2017 instead of the first quarter, as it did in 2016).

Our international operations accounted for approximately $2.6 billion and $4.6 billion of our gross profit for the three and six months ended June 30, 2017, respectively, compared to $2.1 billion and $3.8 billion for the three and six months ended June 30, 2016, respectively. Gross profit attributable to our international operations increased by 23.7% and 20.7% for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016 (growth on a constant-currency basis was approximately 26% and 23%, respectively). Gross profit attributable to our U.S. businesses increased by 7.4% and 6.9% for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016, due to growth in gross profit for all of our U.S. businesses, most notably OpenTable.

Our second quarter 2017 year-over-year growth rates in revenue, gross profit, operating income and operating margins were positively impacted by Easter falling in the second quarter of 2017 instead of the first quarter, as it did in 2016, which resulted in Easter-related checkouts, and therefore recognition of the related revenue and gross profit, generally falling in the second quarter of 2017.

Operating Expenses

Advertising

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2017	2016	Change	2017	2016	Change
Performance Advertising	$1,147,589	$920,763	24.6%	$2,128,362	$1,700,672	25.1%
% of Total Gross Profit	38.9%	37.9%		40.3%	38.2%
Brand Advertising	$121,187	$112,321	7.9%	$194,199	$182,166	6.6%
% of Total Gross Profit	4.1%	4.6%		3.7%	4.1%

Performance advertising expenses consist primarily of the costs of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) other performance-based advertisements. For the three and six months ended June 30, 2017, performance advertising expenses increased compared to the three and six months ended June 30, 2016, primarily to generate increased gross bookings and gross profit. Performance advertising as a percentage of gross profit for the three months ended June 30, 2017 increased compared to the three months ended June 30, 2016 due to lower ROIs and changes in share of traffic by channel, partially offset by (1) the timing of booking versus travel, including the beneficial impact of Easter falling in the second quarter instead of the first quarter, as it did in 2016, and (2) deceleration in gross bookings growth and associated performance advertising (which does not impact gross profit to the same extent as performance advertising due to the benefit of revenue related to reservations booked in previous periods). We recognize the substantial majority of our performance advertising expenses as they are incurred, which is typically in the quarter in which the associated reservations are booked. In contrast, we generally do not recognize revenue from these reservations until the travel occurs, which can be in a quarter other than when the reservations are booked. Performance advertising as a percentage of gross profit for the six months ended June 30, 2017 increased compared to the six months ended June 30, 2016 due to changes in share of traffic by channel and lower ROIs.

Brand advertising expenses are primarily related to our Booking.com, KAYAK, priceline.com, agoda.com and Rentalcars.com businesses and consist mainly of television advertising, online video advertising (including the airing of our television advertising online) and online display advertising. For the three and six months ended June 30, 2017, brand advertising expenses increased by 7.9% and 6.6%, respectively, compared to the three and six months ended June 30, 2016, primarily due to increased brand advertising at KAYAK, partially offset by decreased brand advertising at Booking.com.

Sales and Marketing

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2017	2016	Change	2017	2016	Change
Sales and Marketing	$131,734	$105,522	24.8%	$245,770	$197,845	24.2%
% of Total Gross Profit	4.5%	4.3%		4.6%	4.4%

Sales and marketing expenses consist primarily of: (1) credit card and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) promotional and public relations costs; (4) customer relations costs; (5) provisions for bad debt, primarily related to agency accommodation commission receivables; and (6) provisions for customer chargebacks associated with merchant transactions. For the three and six months ended June 30, 2017, sales and marketing expenses, which are substantially variable in nature, increased compared to the three and six months ended June 30, 2016 due primarily to increased transaction volumes, as well as higher promotional and public relations costs and higher bad debt expense related to accommodation commission receivables.

Personnel

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2017	2016	Change	2017	2016	Change
Personnel	$385,708	$332,654	15.9%	$736,738	$641,005	14.9%
% of Total Gross Profit	13.1%	13.7%		13.9%	14.4%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes, and employee health and other benefits. Personnel expenses increased during the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, due primarily to increased headcount to support the growth of our businesses, partially offset by relatively lower bonus accruals for the three and six months ended June 30, 2017. Stock-based compensation was $66.9 million and $125.8 million for the three and six months ended June 30, 2017, respectively, compared to $55.0 million and $121.0 million for the three and six months ended June 30, 2016, respectively. Stock-based compensation expense increased during the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, due to an increase in the value of share-based awards granted in 2017 relative to prior years and the impact of performance factors in 2017 compared to 2016. The increase in stock-based compensation expense for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was mostly offset by incremental expense in 2016 related to terminations.

General and Administrative

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2017	2016	Change	2017	2016	Change
General and Administrative	$141,634	$112,642	25.7%	$277,181	$225,687	22.8%
% of Total Gross Profit	4.8%	4.6%		5.2%	5.1%

General and administrative expenses consist primarily of: (1) personnel-related expenses such as travel, relocation, recruiting and training expenses; (2) occupancy and office expenses; and (3) fees for outside professionals, including litigation expenses. General and administrative expenses increased during the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, due primarily to higher personnel-related, occupancy and office expenses associated with increased headcount to support the expansion of our international businesses as well as a $7 million litigation accrual and higher fees for outside professionals, including professional fees related to our acquisition of the Momondo Group.

Information Technology

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2017	2016	Change	2017	2016	Change
Information Technology	$44,831	$35,797	25.2%	$84,776	$68,585	23.6%
% of Total Gross Profit	1.5%	1.5%		1.6%	1.5%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) data communications and other expenses associated with operating our services; (3) outsourced data center costs; and (4) payments to outside consultants. Information technology expenses increased during the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, due primarily to growth in our worldwide operations.

Depreciation and Amortization

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2017	2016	Change	2017	2016	Change
Depreciation and Amortization	$85,872	$77,712	10.5%	$169,302	$150,583	12.4%
% of Total Gross Profit	2.9%	3.2%		3.2%	3.4%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation of computer equipment; (3) depreciation of internally developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. Depreciation and amortization expenses increased during the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, primarily as a result of increased depreciation expenses due to capital expenditures for additional data center capacity and office build-outs to support growth and geographic expansion, as well as increased capitalized software development costs.

Other Income (Expense)

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2017	2016	Change	2017	2016	Change
Interest Income	$36,821	$21,292	72.9%	$68,813	$41,639	65.3%
Interest Expense	(60,942)	(50,290)	21.2%	(116,659)	(97,184)	20.0%
Foreign Currency Transactions and Other	(6,021)	1,997	(401.5)%	(11,148)	(10,931)	2.0%
Impairment of Cost-method Investments	—	(12,858)	N/A	—	(63,208)	N/A
Total	$(30,142)	$(39,859)	(24.4)%	$(58,994)	$(129,684)	(54.5)%

For the three and six months ended June 30, 2017, interest income on cash and marketable securities increased, compared to the three and six months ended June 30, 2016, primarily due to an increase in the average invested balance and higher yields. Interest expense increased for the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, primarily due to interest expense attributable to our Senior Notes issued in May 2016 and March 2017. See Note 7 to our Unaudited Consolidated Financial Statements.

"Foreign currency transactions and other" includes foreign currency gains or losses on derivative contracts, foreign currency transaction gains or losses, including costs related to foreign currency transactions, net realized gains or losses on investments and other income or expense.

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operating results into U.S. Dollars upon consolidation resulted in foreign currency gains of $0.9 million and foreign currency losses of $0.2 million for the three and six months ended June 30, 2017, respectively, compared to foreign currency gains of $3.9 million and $0.3 million for the three and six months ended June 30, 2016, respectively.

Foreign currency transaction losses, including costs related to foreign currency transactions, resulted in foreign currency losses of $6.5 million and $13.0 million for the three and six months ended June 30, 2017, respectively, and foreign currency losses of $3.8 million and $10.1 million for the three and six months ended June 30, 2016, respectively.

We recognized $0.2 million of net realized gains for the six months ended June 30, 2017, compared to $2.1 million of net realized gains and $0.8 million of net realized losses for the three and six months ended June 30, 2016, respectively, related to investments. We recognized $1.0 million of income associated with the forgiveness of a loan for the six months ended June 30, 2017 (see Note 7 to the Unaudited Consolidated Financial Statements), gains of $0.6 million and $2.0 million for the three and six months ended June 30, 2017, respectively, on an embedded derivative associated with an investment in a Ctrip convertible note (see Note 5 to the Unaudited Consolidated Financial Statements) and a loss of $1.0 million in connection with the early conversion of our 2018 Notes (see Note 7 to the Unaudited Consolidated Financial Statements).

For the three and six months ended June 30, 2016, we recognized impairments of approximately $13 million and $63 million, respectively, related to cost-method investments (see Note 4 to the Unaudited Consolidated Financial Statements).

Income Taxes

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2017	2016	Change	2017	2016	Change
Income Tax Expense	$142,908	$111,910	27.7%	$214,895	$197,979	8.5%
% of Total Earnings Before Income Taxes	16.6%	16.2%		15.5%	17.2%

Our 2017 effective tax rates differ from the U.S. federal statutory tax rate of 35%, primarily due to lower international tax rates and current year excess tax benefits of $2.7 million and $12.6 million for the three and six months ended June 30, 2017, respectively, recognized from vesting of equity awards pursuant to the adoption of an accounting update effective January 1, 2017 (see Note 1 to the Unaudited Consolidated Financial Statements), partially offset by certain non-deductible expenses. Our 2016 effective tax rates differ from the U.S. federal statutory tax rate of 35%, primarily due to lower international tax rates, partially offset by the tax rate impact of non-deductible impairments of a cost-method investment of approximately $10 million and $60 million for the three and six months ended June 30, 2016, respectively (see Note 4 to the Unaudited Consolidated Financial Statements).

Our effective tax rate was higher for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily because we recorded a state tax benefit in the three months ended June 30, 2016 related to U.S. state tax law changes that resulted in a decrease to deferred tax liabilities associated with acquired intangible assets. The benefit was partially offset by a non-deductible impairment of a cost-method investment recognized in the second quarter of 2016.

Our effective tax rate was lower for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily as a result of an increased proportion of our income being taxed at lower international tax rates due to the growth of our international businesses and current year excess tax benefits recognized from vesting of equity awards. In addition, non-deductible impairments of a cost-method investment recognized in the first and second quarters of 2016 contributed to a higher effective tax rate for the six months ended June 30, 2016.

A portion of Booking.com's earnings during the three and six months ended June 30, 2017 and 2016 qualified for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those periods. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not "innovative" or for any other reason, would substantially increase our effective tax rate and adversely impact our results of operations. See Part II Item 1A Risk Factors - " We may not be able to maintain our 'Innovation Box Tax' benefit."

Liquidity and Capital Resources

As of June 30, 2017, we had $16.6 billion in cash, cash equivalents, short-term investments and long-term investments. Approximately $14.7 billion is held by our international subsidiaries and is denominated primarily in U.S. Dollars and Euros and, to a lesser extent, British Pounds Sterling and other currencies. Cash equivalents, short-term investments and long-term investments are comprised of U.S. and international corporate bonds, U.S. and international government securities, high-grade commercial paper, U.S. government agency securities, convertible debt securities and American Depositary Shares ("ADSs") of Ctrip, and money market funds (see Note 5 to the Unaudited Consolidated Financial Statements).

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

In June 2015, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. Borrowings under the revolving credit facility will bear interest, at our option, at a rate per annum equal to either (i) the adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 0.875% to 1.50%; or (ii) the greatest of (a) Bank of America, N.A.'s prime lending rate, (b) the federal funds rate plus 0.50%, and (c) an adjusted LIBOR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.00% to 0.50%. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.085% to 0.20%. The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes, which could include acquisitions, share repurchases or debt repayments. As of June 30, 2017, there were no borrowings outstanding and approximately $3.9 million of letters of credit issued under the facility.

Our Convertible Senior Notes due March 15, 2018, with an interest rate of 1.0% (the "2018 Notes"), are convertible at the option of the holders as of June 30, 2017, and, accordingly, we reported the carrying value of the 2018 Notes as a current liability in our Unaudited Consolidated Balance Sheet as of June 30, 2017. We have received notices for conversion of $6.1 million aggregate principal amount of our 2018 Notes through August 7, 2017. If note holders exercise their option to convert, we are required to repay the principal amount of the 2018 Notes in cash and may deliver shares of common stock or cash, at our option, to satisfy the conversion value in excess of the principal amount.

In September 2016, we signed a turnkey agreement to construct an office building in the Netherlands for the future headquarters of Booking.com for approximately 270 million Euros. Upon signing the agreement, we paid approximately 48 million Euros to the developer, principally related to acquired land use rights, and we expect to pay approximately 34 million Euros related to building construction later in 2017, with the remaining amount being paid periodically beginning in 2018 until the expected completion of the building in late 2020. We will also make capital expenditures to fit out and furnish the office space. We expect all payments for this project to be made from international cash. See Note 11 to the Unaudited Consolidated Financial Statements.

In the first quarter of 2017, the Board of Directors authorized a program to repurchase up to $2.0 billion of our common stock, in addition to amounts previously authorized. During the six months ended June 30, 2017, we repurchased 312,518 shares of our common stock for an aggregate cost of $556.2 million. As of June 30, 2017, we had a remaining aggregate amount of $3.7 billion authorized by our Board of Directors to purchase our common stock. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital and other factors. We expect to use cash on hand and cash generated by our operations in the United States to fund our share repurchases. We may also utilize our revolving credit facility or raise funds through the debt capital markets to fund share repurchases.

On July 24, 2017, we acquired the Momondo Group and paid approximately $550 million of our international cash to close this acquisition.

Net cash provided by operating activities for the six months ended June 30, 2017 was $1.6 billion, resulting from net income of $1.2 billion and a favorable impact of $321.5 million for non-cash items and favorable changes in working capital and other assets and liabilities of $104.5 million. For the six months ended June 30, 2017, prepaid expenses and other current assets increased by $438.6 million, primarily related to prepayments of Netherlands income taxes of $500.1 million to earn prepayment discounts, principally by Booking.com. For the six months ended June 30, 2017, accounts receivable increased $333.5 million, primarily related to increases in business volumes. For the six months ended June 30, 2017, accounts payable, accrued expenses and other current liabilities increased by $873.7 million, primarily related to increases in business volumes. Due to the typical seasonality of our business, our gross bookings and revenues are generally higher in the second quarter of the year than in the fourth quarter of the year which typically results in higher accounts receivable, deferred merchant bookings, accounts payable and accrued expenses at June 30 compared to December 31. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount on our convertible notes and deferred income taxes.

Net cash provided by operating activities for the six months ended June 30, 2016 was $1.4 billion, resulting from net income of $955.1 million, a favorable impact of $370.5 million for non-cash items and net favorable changes in working capital and other assets and liabilities of $41.7 million. For the six months ended June 30, 2016, prepaid expenses and other current assets increased by $287.0 million, primarily related to prepayments of 2016 income taxes in the first quarter of $431.3 million to earn prepayment discounts, principally by Booking.com. For the six months ended June 30, 2016, accounts receivable increased $344.1 million and accounts payable, accrued expenses and other current liabilities increased by $683.4 million, primarily related to seasonality and increases in business volumes. Due to the typical seasonality of our business, our gross bookings and revenues are generally higher in the second quarter of the year than in the fourth quarter of the year which typically results in higher accounts receivable, deferred merchant bookings, accounts payable and accrued expenses at June 30 compared to December 31. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, impairment of cost-method investments, amortization of debt discount on our convertible notes, deferred income taxes and excess tax benefits on stock-based awards and other equity deductions.

Net cash used in investing activities was $1.5 billion for the six months ended June 30, 2017, principally resulting from net purchases of investments of $1.4 billion. Net cash used in investing activities was $639.3 million for the six months ended June 30, 2016, principally resulting from net purchases of investments of $524.8 million.  Cash invested in the purchase of property and equipment was $147.3 million and $113.7 million in the six months ended June 30, 2017 and 2016, respectively.

Net cash provided by financing activities was $420.4 million for the six months ended June 30, 2017, which primarily consisted of total proceeds of $1.1 billion from the issuance of Senior Notes, proceeds from short-term borrowing of $4.6 million and the proceeds from the exercise of employee stock options of $2.8 million, partially offset by payments for repurchase of common stock of $555.3 million and payments related to the conversion of Senior Notes of $83.5 million. Net cash provided by financing activities was $483.9 million for the six months ended June 30, 2016, which primarily consisted of net proceeds of $994.7 million from the issuance of Senior Notes and the exercise of employee stock options of $9.8 million, partially offset by payments for repurchase of common stock of $520.6 million.

Contingencies

French tax authorities conducted an audit of the years 2003 through 2012 to determine whether Booking.com is in compliance with its tax obligations in France. Booking.com received formal assessments in December 2015 in which the French tax authorities claim that Booking.com has a permanent establishment in France and seek to recover unpaid income taxes and value-added taxes of approximately 356 million Euros, the majority of which would represent penalties and interest.  We believe that Booking.com has been, and continues to be, in compliance with French tax law and we intend to contest the assessments. If we are unable to resolve the matter with the French authorities, we would expect to challenge the assessments in the French courts. In order to contest the assessments in court, we may be required to pay, upfront, the full amount or a significant part of any such assessments, though any such payment would not constitute an admission by us that we owe the taxes. French authorities have begun a similar audit of the tax years 2013 to 2015, which could result in additional assessments. See Part II Item IA Risk Factors - "We may have exposure to additional tax liabilities."

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

As a result of this litigation and other attempts by U.S. jurisdictions to levy similar taxes, we have established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $26 million and $27 million at June 30, 2017 and December 31, 2016, respectively. The accrual is based on our estimate of the probable cost of resolving these issues. Our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual loss may be less or greater, potentially significantly, than the liability recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made. If we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash we believe that it would not have a material impact on our liquidity.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We did not experience any material changes in interest rate exposures during the three months ended June 30, 2017.

Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available-for-sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis point (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of June 30, 2017 of approximately $219 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity. This amount excludes our investment in Ctrip.com International Ltd. ("Ctrip") senior convertible notes, which are also subject to market price risk, which could potentially have a more significant impact on the change in fair value. The fair value of our Ctrip senior convertible notes will likely increase as the market price of Ctrip's American Depositary Shares ("ADSs") increase and decrease as the price of Ctrip's ADSs fall.

As of June 30, 2017, the outstanding aggregate principal amount of our debt was approximately $8.7 billion. We estimate that the market value of such debt was approximately $10.4 billion as of June 30, 2017. A substantial portion of the market value of our debt in excess of the outstanding principal amount relates to the conversion premium on our outstanding convertible notes.

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

As a result of currency exchange rate changes, our foreign-currency-denominated net assets, gross bookings, gross profit, operating expenses and net income have been negatively impacted as expressed in U.S. Dollars for the six months ended June 30, 2017. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated long-term debt, and accrued interest thereon, provide a natural hedge against the impact of currency exchange rate fluctuations on the net assets of certain of our Euro functional currency subsidiaries.

From time to time, we enter into foreign currency derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign currency translation risks for the Euro, the British Pound Sterling and certain other currencies versus the U.S. Dollar. As of June 30, 2017 and December 31, 2016, there were no such outstanding derivative contracts. Foreign currency gains of $0.9 million and foreign currency losses of $0.2 million for the three and six months ended June 30, 2017, respectively, compared to foreign currency gains of $3.9 million and $0.3 million for the three and six months ended June 30, 2016, respectively, are recorded related to these derivatives in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of material legal proceedings to which we are a party, and updates thereto, is contained in Note 11 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2017, and is incorporated into this Item 1 by reference thereto.

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

These and other macro-economic uncertainties, such as oil prices, geopolitical tensions and differing central bank monetary policies, have led to significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling and other currencies. Significant fluctuations in currency exchange rates, stock markets and oil prices can also impact consumer travel behavior. For example, although lower oil prices may lead to increased travel activity as consumers have more discretionary funds and airline fares decrease, recent declines in oil prices and stock market volatility may be indicative of broader macro-economic weakness, which in turn could negatively affect the travel industry and our business.

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

In addition, other unforeseen events beyond our control, such as worldwide recession, oil prices volatility, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Zika, Influenza H1N1, avian bird flu, SARS and MERS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, changes in trade or immigration policies or travel-related accidents, can disrupt travel or otherwise result in declines in travel demand. Because these events or concerns are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our business and results of operations. For example, our business and operations have been negatively impacted by terrorist attacks; the coup attempt in Turkey in July 2016; Hurricane Sandy, which disrupted travel in the northeastern United States in late 2012; a major earthquake, tsunami and nuclear emergency in Japan in 2011; severe flooding in Thailand in October 2011; and disruptive civil unrest in Thailand in 2014. In addition, MERS had an adverse impact on our business in northeast Asia in 2015. Also, since 2015, regional hostilities in the Middle East have spurred an unprecedented flow of migrants from that region to Europe and other areas. As countries respond to the migrant crisis, travel between countries within the European Union and to and from the region could be subject to increased restrictions or the closing of borders, which could negatively impact travel to, from or within the European Union and adversely affect our business and results of operations. In the United States, the Trump administration has implemented or proposed, or is considering, various travel restrictions and actions that could affect U.S. trade policy or practices, which could also adversely affect travel to or from the United States. Future terrorist attacks, natural disasters, health concerns, civil or political unrest or other events outside our control such as the ones described above could disrupt our business and operations and adversely affect our results of operations.

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

We currently, or may potentially in the future, compete with a variety of companies, including:

•
online travel reservation services such as Expedia, Hotels.com, Hotwire, Orbitz, Travelocity, Wotif, Cheaptickets, ebookers, HotelClub, RatesToGo and CarRentals.com, which are owned by Expedia; Hotel Reservation Service (HRS) and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, CarTrawler, Ctrip (in which we hold a minority interest), eLong (in which Ctrip holds a significant minority interest), ezTravel (in which Ctrip holds a majority interest), Meituan, MakeMyTrip, OYO Rooms, Yatra, Cleartrip, Traveloka (in which Expedia holds a minority interest), Webjet, Rakuten, Jalan (which is owned by Recruit), ViajaNet, Submarino Viagens, Despegar/Decolar (in which Expedia holds a minority interest), Fliggy (operated by Alibaba), 17u.com, HotelTonight, CheapOair and eDreams ODIGEO;

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

•
traditional travel agencies, travel management companies, wholesalers and tour operators, many of which combine physical locations, telephone services and online services, such as Carlson Wagonlit, American Express, BCD Travel, Concur, Thomas Cook, TUI, and Hotelbeds (which recently acquired Tourico and has agreed to merge with GTA), as well as thousands of individual travel agencies around the world;

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

•
online restaurant reservation services, such as TripAdvisor's LaFourchette, Yelp's SeatMe, Zomato, Bookatable (which is owned by Michelin), Quandoo (which is owned by Recruit) and Resy (in which Airbnb holds a minority interest); and

•
companies offering new rental car business models or car- or ride-sharing services that affect demand for rental cars, some of which have developed innovative technologies to improve efficiency of point-to-point transportation and extensively utilize mobile platforms, such as Uber, Lyft, Gett, Zipcar (which is owned by Avis), BlaBlaCar, Didi Chuxing, Grab and Ola.

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

Travel service providers, including hotel chains, rental car companies and airlines with which we conduct business, compete with us in online channels to drive consumers to their own websites in lieu of third-party distributors such as us. Travel service providers may charge lower prices and, in some instances, offer advantages such as loyalty points or special discounts to members of closed user groups (such as loyalty program participants or consumers with registered accounts), any of which could make their offerings more attractive to consumers than our services. For example, many large hotel chains have announced additional initiatives, such as increased discounting and incentives, to encourage consumers to book accommodations directly through their websites. Discounting may increase as competition authorities seek to allow increased pricing flexibility among providers of travel service reservations. We may need to offer similar advantages to maintain or grow our reservation bookings, which could adversely impact our profitability. Further, consolidation among travel service providers, such as Marriott International's acquisition of Starwood Hotels & Resorts, could result in lower rates of commission paid to OTCs, increased discounting and greater incentives for consumers to join closed user groups as such travel service providers expand their offerings. If we are not as effective as our competitors (including hotel chains) in offering discounted prices to closed user groups or if we are unable to entice members of our competitors' closed user groups to use our services, our ability to grow and compete could be harmed.

We are exposed to fluctuations in currency exchange rates.
We conduct a substantial majority of our business outside the United States but we report our results in U.S. Dollars. As a result, we face exposure to movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. Throughout 2015, the U.S. Dollar strengthened significantly year-over-year relative to substantially all currencies in which we transact, most notably the Euro, Brazilian Real, British Pound Sterling, Russian Ruble and Australian Dollar. In 2016, the U.S. Dollar continued to be stronger year-over-year relative to the British Pound Sterling, Russian Ruble and many other major currencies in which we transact. After the "Brexit" referendum in the United Kingdom in June 2016, the U.S. Dollar strengthened significantly against the British Pound Sterling. As a result of these currency exchange rate changes, our foreign-currency-denominated net assets, gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services booked by our customers, net of cancellations), gross profit, operating expenses and net income were lower as expressed in U.S. Dollars in 2016 and for the six months ended June 30, 2017, although to a much lesser extent than in 2015. For example, gross profit from our international operations grew 23.7% and 20.7%, respectively, for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016, but, without the negative impact of changes in currency exchange rates, grew year-over-year on a constant-currency basis by approximately 26% and 23%, respectively. If the U.S. dollar strengthens further, our foreign-currency-denominated net assets, gross bookings, gross profit, operating expenses and net income when expressed in U.S. dollars would decrease.
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
Volatility in foreign exchange rates and its impact on consumer behavior, which may differ across regions, make it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and our results of operations.

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
Certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding accommodations available for reservation on our websites, including hotels, bed and breakfasts, hostels and vacation rentals. Vacation rentals generally consist of, among others, properties categorized as single-unit and multi-unit villas, homes, apartments, "aparthotels" (which are apartments with a front desk and cleaning service) and chalets and are generally self-catered (i.e., include a kitchen), directly bookable properties. Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because a vacation rental is typically either a single unit or a small collection of independent units, vacation rental properties represent more limited booking opportunities than non-vacation rental properties, which generally have more units to rent per property. Our vacation rental accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors. Our vacation rental accommodation business may also experience lower profit margins due to certain additional costs related to offering these accommodations on our websites. As we increase our vacation rental accommodation business, these different characteristics could negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our websites, we expect that our gross bookings growth rate and property growth rate will continue to diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of vacation rental properties increases, the number of reservations per property will likely continue to decrease.
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
The number of our employees worldwide has grown from less than 700 in the first quarter of 2007 to approximately 22,500 as of June 30, 2017, which growth is mostly comprised of hires by our international operations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage this growth and our future operations, especially as we employ personnel in multiple geographic locations around the world.
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
Our online performance advertising efficiency, expressed as performance advertising expense as a percentage of gross profit, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs-per-click and reduce our performance advertising efficiency. We use third-party websites, including online search engines (primarily Google), meta-search and travel research services and affiliate marketing as primary means of generating traffic to our websites. Our performance advertising expense has increased significantly and our performance advertising efficiency has declined in recent years, a trend we expect to continue, though the rate of decrease may fluctuate and there may be periods of stable or increasing ROIs from time to time. Any reduction in our performance advertising efficiency could have an adverse effect on our business and results of operations, whether through reduced gross profit or gross profit growth or through advertising expenses increasing faster than gross profit and thereby reducing margins and earnings growth.
We believe that a number of factors could cause consumers to increase their shopping activity before making a travel purchase. Increased shopping activity reduces our performance advertising efficiency and effectiveness because traffic becomes less likely to result in a reservation through our website, and such traffic is more likely to be obtained through paid performance advertising channels than through free direct channels. Further, consumers may favor travel services offered by search or meta-search companies over OTCs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites, increase our advertising and other customer acquisition costs and adversely affect our business, margins and results of operations. To the extent any such increased shopping behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in gross profit from our KAYAK meta-search business to offset any related decrease in gross profit or increase in advertising and other customer acquisition costs experienced by our OTC brands.

Our business could be negatively affected by changes in internet search engine algorithms and dynamics or traffic-generating arrangements.
We use Google to generate a significant portion of the traffic to our websites, and, to a lesser extent, we use other search engines and meta-search websites to generate traffic to our websites, principally through pay-per-click advertising campaigns. The pricing and operating dynamics on these search engines can experience rapid change commercially, technically and competitively. For example, Google frequently updates and changes the logic which determines the placement and display of results of a consumer's search, such that the placement of links to our websites can be negatively affected and our costs to improve or maintain our placement in search results can increase. In June 2017, the European Commission fined Google 2.4 billion Euros for breaching European Union antitrust rules by giving its comparison shopping service priority placement in Google search results. It is not yet clear how Google will implement the European Commission's decision, or what effect it may have on the ranking of Google's travel meta-search services (Google Flights and Google Hotel Ads) in Google search results. Changes by Google in how it presents travel search results, including its promotion of its travel meta-search services, or the manner in which it conducts the auction for placement among search results, may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites, which in turn would have an adverse effect on our business, market share and results of operations. Similarly, changes by our other search and meta-search partners in how they present travel search results or the manner in which they conduct the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites.
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
We also face risks associated with security breaches affecting third parties conducting business over the internet. Consumers generally are concerned with security and privacy on the internet, and any publicized security problems could negatively affect consumers' willingness to provide private information or effect commercial transactions on the internet generally, including through our services. Some of our business is conducted with third-party marketing affiliates, which may generate travel reservations through our infrastructure or through other systems. Additionally, consumers using our services could be affected by security breaches at third parties such as travel service providers, payroll providers, health plan providers, payment processors or global distribution systems ("GDSs") upon which we rely. A security breach at any such third-party marketing affiliate, travel service provider, GDS or other third party on which we rely, such as the recent security breach experienced by Sabre, could be perceived by consumers as a security breach of our systems and in any event could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose us to liability.
In our processing of travel transactions, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, such as the European Union's Data Protection Directive and variations and implementations of that directive in the member states of the European Union. In addition, in April 2016 the European Union adopted a new General Data Protection Regulation designed to unify data protection within the European Union under a single law, which may result in significantly greater compliance burdens and costs for companies with users and operations in the European Union.  Under the General Data Protection Regulation, fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, could be imposed. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The General Data Protection Regulation will go into effect and apply to us beginning in May 2018. In February 2016, E.U. and U.S. authorities announced that they had reached agreement on a new data transfer framework, called the E.U.-U.S. Privacy Shield, which was formally adopted by the European Commission on July 12, 2016. The European Union and the United States are implementing the new framework, but it is expected to be subject to legal challenge. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
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
For example, French tax authorities conducted an audit that started in 2013 of the tax years 2003 through 2012. The French authorities are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income taxes and value-added taxes. In December 2015, the French tax authorities issued assessments for approximately 356 million Euros, the majority of which represents penalties and interest. We believe that Booking.com has been, and continues to be, in compliance with French tax law, and we intend to contest the assessments. Our objection to the assessments was denied by the French tax authorities. If we are unable to resolve the matter with the French authorities, we would expect to challenge the assessments in the French courts. In order to contest the assessments in court, we may be required to pay, upfront, the full amount or a significant part of any such assessments, though any such payment would not constitute an admission by us that we owe the taxes. French authorities have begun a similar audit of the tax years 2013 to 2015, which could result in additional assessments.
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

As of June 30, 2017, we held approximately $14.7 billion of cash, cash equivalents, short-term investments and long-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our international operations. If that intention changes and we decide to repatriate that cash to the United States, whether due to cash needs in the United States or otherwise, we would incur related U.S. income tax expense, and we would only make income tax payments when we repatriate the cash. We would pay only U.S. federal alternative minimum tax and certain U.S. state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. If our foreign earnings were repatriated, this could result in us being subject to a cash income tax liability on the earnings of our U.S. businesses sooner than would otherwise have been the case. After our net operating loss carryforwards have been fully utilized, foreign tax credits associated with the repatriation of international cash may be used to reduce U.S. federal taxes on the repatriation.
Various proposals have been put forward to reform U.S. corporate income tax law, including proposals that would significantly impact how and at what rates U.S. multinationals are taxed on international earnings. On April 26, 2017, the Trump Administration proposed guidelines for tax reform, including changing the U.S. worldwide system to a territorial tax system, reducing the U.S. corporate income tax rate to 15%, and allowing international earnings accumulated under the current system to be repatriated to the U.S. at a favorable tax rate to be determined. On July 18, 2017, the U.S. House of Representatives Budget Committee released its fiscal 2018 budget resolution, which calls for a repeal of the U.S. alternative minimum tax, reduction in the U.S. corporate income tax rate, and transition of the U.S. tax code to a territorial system. Other tax reform proposals that have been advanced include introducing a border-adjustment tax that exempts exports but taxes imports, permitting the expensing of the full cost of certain tangible and intangible property in the year of investment (but limiting interest deductions to interest income with any excess deduction being carried forward to the following year), limiting interest deductions in thin capitalization circumstances or eliminating all interest deductions, eliminating all business tax expenditures including deductions, exemptions and most credits (excluding research and development ("R&D") credits), and changing the rules on the use of net operating losses. We cannot determine whether some or all of these or other proposals will be enacted into law or what, if any, changes may be made to such proposals prior to being enacted into law.  If U.S. tax laws change in a manner that increases our tax obligations, our financial position and results of operations could be adversely impacted.

Additionally, in October 2015, the Organisation for Economic Co-operation and Development ("OECD") issued "final reports" in connection with its "base erosion and profit shifting" ("BEPS") project. The OECD, with the support of the G20, initiated this project in 2013 in response to concerns that international tax standards have not kept pace with changes in global business practices and that changes are needed to international tax laws to address situations where multinational businesses may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions where the activities creating those profits may take place. The final reports were endorsed by the G20 leaders in November 2015. The final reports propose 15 actions the OECD determined are needed to address base erosion and profit shifting, including: (a) enhancing transparency through the sharing of tax information between countries; (b) prescribing standardized country-by-country reporting and other documentation requirements aimed at identifying where profits, tax and economic activities occur; (c) preventing harmful tax practices including the use of preferential tax regimes; (d) modernizing the OECD's transfer pricing rules related to intangibles; (e) changing the definition of permanent establishment to prevent artificial avoidance of tax nexus; and (f) limiting tax base erosion through interest deductions and other financial payments. The measures have, among other things, resulted in the development of a multilateral instrument ("MLI") to incorporate and facilitate changes to tax treaties. In June 2017, a number of countries signed the MLI. On January 28, 2016, the European Commission unveiled a new package of proposals aimed at providing a framework for fairer taxation and to provide a coordinated European Union response to combating corporate tax avoidance. Following agreement among the European Union member states on the final content of the package, the European Council formally adopted an Anti-Tax Avoidance Directive in July 2016, which was further amended in February 2017. The Directive is aimed at preventing aggressive tax planning, increasing tax transparency and creating a fairer tax environment for all businesses in the European Union. We expect many countries to change their tax laws in response to these developments, and several countries have already changed or proposed changes to their tax laws in response to the final BEPS reports and/or the developments in the European Union. Any changes to international tax laws, including new definitions of permanent establishment or changes affecting the benefits of preferential tax regimes such as the Dutch "Innovation Box Tax" (discussed below), could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Further, changes to tax laws and additional reporting requirements could increase the complexity, burden and cost of compliance. Due to the large and expanding scale of our international business activities, any changes in U.S. or international taxation of our activities may increase our worldwide effective tax rate, increase the complexity and costs associated with tax compliance (especially if changes are implemented or interpreted inconsistently across tax jurisdictions) and adversely affect our financial position and results of operations.
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
In connection with some travel transaction tax audits and assessments, we may be required to pay any assessed taxes, which amounts may be substantial, prior to being allowed to contest the assessments and the applicability of the laws in judicial proceedings. Payment of these amounts, if any, is not an admission that we are subject to such taxes and, even if we make such payments, we intend to continue to assert our position that we should not be subject to such taxes.
Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings. Adverse tax decisions could have a material adverse effect on our business, margins, cash flows and results of operations. An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries. In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorneys' fees and costs.

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

Investigations into Booking.com's parity provisions were initiated in 2013 and 2014 by NCAs in France, Germany, Italy, Austria, Sweden, Ireland and Switzerland. A number of other NCAs have also looked at these issues. On April 21, 2015, the French, Italian and Swedish NCAs, working in close cooperation with the European Commission, announced that they had accepted "commitments" offered by Booking.com to resolve and close the investigations in France, Italy and Sweden. Under the commitments, Booking.com replaced its existing price parity agreements with accommodation providers with "narrow" price parity agreements. Under a narrow price parity agreement, subject to certain exceptions, an accommodation provider is still required to offer the same or better rates on Booking.com as it offers to a consumer directly online, but it is no longer required to offer the same or better rates on Booking.com as it offers to other OTCs. The commitments also allow an accommodation provider to, among other things, offer different terms and conditions (e.g., free WiFi) and availability to consumers that book with online travel companies that offer lower rates of commission or other benefits, offer lower rates to consumers that book through offline channels and continue to discount through, among other things, accommodation loyalty programs, as long as those rates are not published or marketed online. The commitments apply to accommodations in France, Italy and Sweden and were effective on July 1, 2015. The foregoing description is a summary only and is qualified in its entirety by reference to the commitments published by the NCAs on April 21, 2015.

On July 1, 2015, Booking.com voluntarily implemented the commitments given to the French, Italian and Swedish NCAs throughout the European Economic Area and Switzerland. Nearly all NCAs in the European Economic Area have now closed their investigations following Booking.com's implementation of the commitments in their jurisdictions. Booking.com has also recently agreed with the NCAs in Australia, New Zealand and Georgia to implement the narrow price parity clause in these countries. However, the Australian NCA indicated in February 2017 that it is reassessing narrow price parity clauses between online travel agencies and accommodation providers. In January 2017, the Turkish NCA imposed fines on Booking.com following an investigation into Booking.com's "wide" parity clauses. We are in ongoing discussions with various NCAs in other countries regarding their concerns. We are currently unable to predict the long-term impact the implementation of these commitments will have on Booking.com's business, on investigations by other countries, or on industry practice more generally.

On December 23, 2015, the German NCA issued a final decision prohibiting Booking.com's narrow price parity agreements with accommodations in Germany. The German NCA did not issue a fine, but has reserved its position regarding an order for disgorgement of profits. Booking.com is appealing the German NCA's decision. An Italian hotel association has appealed the Italian NCA's decision to accept the commitments by Booking.com.

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

In August 2015, French legislation known as the "Macron Law" became effective. Among other things, the Macron Law makes price parity agreements illegal, including the narrow price parity agreements agreed to by the French NCA in April 2015. Legislation in Austria prohibiting narrow price parity agreements became effective on December 31, 2016. Similar legislation was approved by the Italian Chamber of Deputies on June 29, 2017 and by the Italian Senate on August 2, 2017, and we expect this legislation to be effective in August 2017. A motion to prohibit the narrow price parity clause is currently being discussed in the Swiss Parliament, and a Belgian government minister recently announced plans to put forward a similar proposal before the Belgian Parliament. It is not yet clear how the Macron Law, the Austrian and Italian legislation or the proposed Swiss or Belgian legislation may affect our business in the long term.

Further, the European Commission published a communication in May 2017 on the Mid-Term Review on the implementation of the Digital Single Market Strategy. As part of the Digital Single Market Strategy, the Commission is undertaking a comprehensive assessment of the role of online platforms. In particular, the Commission states in its Communication that, by the end of 2017, it will prepare actions, which could take the form of legislation, to address potential unfair terms and practices identified in relationships between online platforms and businesses, including delisting and transparency in search rankings. We are unable to predict what, if any, effect such actions will have on our business, industry practices or online commerce more generally.

To the extent that regulatory authorities impose fines on us or require changes to our business practices or to those currently common to the industry, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding competition investigations could adversely affect our brands and therefore our market share and results of operations. Further, the Macron Law, the Italian and Austrian laws and any similar legislation enacted by other countries, and the decision by the German NCA to prohibit narrow price parity agreements, could have a material adverse effect on our business and our results of operations, in particular if consumers use our services to shop for accommodation reservations but make their reservations directly with an accommodation provider.

Competition-related investigations, legislation or issues could also give rise to private litigation. For example, Booking.com is involved in private litigation in Sweden related to its narrow price parity provisions. We are unable to predict how this litigation will be resolved, or whether it will impact Booking.com's business in Sweden.

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

"Cookie" laws could negatively impact the way we do business. A "cookie" is a text file that is stored on a user's web browser by a website. Cookies are common tools used by thousands of websites, including ours, to, among other things, store or gather information (e.g., remember log-on details so a user does not have to re-enter them when revisiting a website), market to consumers and enhance the user experience on a website. Cookies are valuable tools for websites like ours to improve the customer experience and increase conversion on their websites. Many countries have adopted regulations governing the use of "cookies" by websites servicing consumers, especially in the European Union. To the extent any such regulations require "opt-

in" consent before certain cookies can be placed on a user's web browser, our ability, in particular Booking.com's ability, to serve certain customers in the manner we currently do might be adversely affected and our ability to continue to improve and optimize performance on our websites might be impaired, either of which could negatively affect a consumer's experience using our services and our business, market share and results of operations.
Our business has grown substantially over the last several years and continues to expand into new geographic locations. In addition, we have made efforts and expect to make further efforts to integrate access to travel services across our various brands. These changes add complexity to legal and tax compliance, and our increased size and operating history may increase the likelihood that we will be subject to regulatory scrutiny or audits by tax authorities in various jurisdictions.
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

•	increased vulnerability to downturns in our business, to competitive pressures and to adverse changes in general economic and industry conditions;

•	decreased or lost ability to obtain additional financing on terms acceptable to us for working capital, capital expenditures, acquisitions, share repurchases or other general corporate purposes; and

•	decreased flexibility when planning for or reacting to changes in our business and industry.

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
The trading prices of internet company stocks in general, including ours, have experienced extreme price and volume fluctuations. To the extent that the public's perception of the prospects of internet or e-commerce companies is negative, our stock price could decline, regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as a recession, interest rate or currency rate fluctuations, political instability (e.g., "Brexit" and the July 2016 coup attempt in Turkey) or a natural disaster or terrorist attack affecting a significant market for our business, such as Europe or the United States, could cause our stock price to decline. Negative market conditions could adversely affect our ability to raise additional capital or the value of our stock for purposes of acquiring other companies or businesses.
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

From time to time, in the ordinary course of our business, we have been subject to, and are currently subject to, legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims, in particular patent claims, against us, particularly as we expand the complexity and scope of our business. For example, in February 2015, IBM sued us and certain of our subsidiaries asserting that we infringed certain IBM patents and claiming damages and injunctive relief. While we believe the suit to be without merit and are contesting it, litigation is uncertain and we may not be successful. See Note 11 to our Unaudited Consolidated Financial Statements for more information regarding this litigation. We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is extremely expensive and time-consuming, and may divert managerial attention and resources from our business objectives. Successful infringement claims against us could result in a significant monetary liability or prevent us from operating our business, or portions of our business. In addition, resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or possibly to cease using those rights altogether. Any of these events could have a material adverse effect on our business, results of operations and financial condition.
The success of our acquisition of OpenTable is subject to numerous risks and uncertainties.
On July 24, 2014, we acquired OpenTable, a leading brand for booking online restaurant reservations. We believe that the online restaurant reservation business is complementary to our online travel businesses, and that both OpenTable and our travel businesses benefit from the addition of OpenTable to The Priceline Group. As a result of our acquisition of OpenTable, we are subject to risks associated with OpenTable's business, many of which are the same risks that our other businesses face. Other risks include: OpenTable's ability to increase the number of restaurants and diners using its products and services and retain existing restaurants and diners; OpenTable's ability to expand internationally; competition both to provide reservation management services to restaurants and to attract diners to make reservations through OpenTable's websites and apps; OpenTable's ability to effectively and efficiently market to new restaurants and diners; and any risks that cause people to refrain from dining at restaurants, such as economic downturns, severe weather, outbreaks of pandemic or contagious diseases, or threats of terrorist attacks.
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
We maintain an investment portfolio of various holdings, types and maturities. These securities are predominantly classified as available-for-sale and, consequently, are recorded in our balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), net of tax. Our portfolio includes fixed-income securities and equity securities of publicly traded companies, the values of which are subject to market price volatility. If such investments suffer market price declines, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be other than temporary. We have invested a significant amount in Ctrip convertible notes and ADSs. See Note 4 to our Unaudited Consolidated Financial Statements for more information regarding our investments in Ctrip securities. The value of these securities is subject to the risks associated with Ctrip's business, as well as any changes by the Chinese government in foreign investment laws or elevated scrutiny or regulation of foreign investments in Chinese companies. For example, because of foreign ownership restrictions applicable to its business, Ctrip is a Cayman Islands company operating in China through what is commonly referred to as a variable interest entity, or VIE, structure where it conducts part of its business through contractual relationships with affiliated Chinese entities. Although VIE structures are commonly used by Chinese internet and e-commerce companies, there are substantial uncertainties regarding the interpretation and application of PRC laws and regulations to VIE structures, and it is possible that the PRC government may view the VIE structure as in violation of PRC law. VIE contractual relationships are not as effective in providing control over the affiliated Chinese companies as direct ownership, and Ctrip would have to rely on the PRC legal system to enforce those contracts in the event of a breach by one of these entities. Further, conflicts of interest could arise to the extent Ctrip's officers or directors are also shareholders, officers or directors of the affiliated Chinese entities. Any of these risks could materially and adversely affect Ctrip's business and therefore the value of our investment in Ctrip.
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
Our mission is to help people experience the world. As a result, our strategy involves evaluating and potentially entering complementary businesses in furtherance of that mission. We have invested, and in the future may invest, in new business strategies and acquisitions. For example, we entered the restaurant reservation business through our acquisition of OpenTable in 2014, and Booking.com has invested in its BookingSuite accommodation services business and has been testing the offering of activities (such as tours and museum tickets) in various locations. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return on capital, new risks with which we are not familiar, legal compliance obligations that previously did not apply to us, integration risks and difficulties, and unidentified issues not discovered in our investigations and evaluations of those strategies and acquisitions. As a result, entering new businesses involves risks and costs that could, if realized, have an adverse effect on our business, reputation, results of operations, cash flows or financial condition, as well as on our ability to achieve the expected benefits of any such investments or acquisitions.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended June 30, 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 –	37,968	(1)	$1,763.70	37,968	$3,936,526,689	(1) (2)
April 30, 2017	104	(3)	$1,784.27	N/A	N/A

May 1, 2017 –	54,474	(1)	$1,831.77	54,474	$3,836,742,913	(1) (2)
May 31, 2017	3,043	(3)	$1,819.11	N/A	N/A

June 1, 2017 –	89,083	(1)	$1,862.25	89,083	$3,670,848,218	(1) (2)
June 30, 2017	2,931	(3)	$1,883.32	N/A	N/A
Total	187,603		$1,833.04	181,525	$3,670,848,218
 _____________________________

(1)	Pursuant to a stock repurchase program announced on February 17, 2016, whereby the Company was authorized to repurchase up to $3,000,000,000 of its common stock.

(2)	Pursuant to a stock repurchase program announced on February 27, 2017, whereby the Company was authorized to repurchase up to $2,000,000,000 of its common stock.

(3)
Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Sales of Unregistered Securities

Between April 1, 2017 and June 30, 2017, we issued 43,156 shares of our common stock in connection with the conversion of $83.5 million principal amount of our 1.0% Convertible Senior Notes due 2018. The conversions were effected in accordance with the indenture, which provides that the principal amount of converted notes be paid in cash and the conversion premium be paid in cash and/or shares of common stock at our election. In each case, we chose to pay the conversion premium in shares of common stock (fractional shares are paid in cash). The issuances of the shares were not registered under the Securities Act of 1933, as amended (the "Act") pursuant to Section 3(a)(9) of the Act.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Amended and Restated By-Laws, dated July 23, 2015.
10.1(c)	Letter Agreement, dated May 11, 2017, between the Company and Daniel J. Finnegan.
12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2017 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 18, 2014 and incorporated herein by reference.

(b)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2015 and incorporated herein by reference.

(c)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 12, 2017 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRICELINE GROUP INC.
(Registrant)

Date:	August 8, 2017	By:	/s/ Daniel J. Finnegan
Name: Daniel J. Finnegan Title: Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Amended and Restated By-Laws, dated July 23, 2015.
10.1(c)	Letter Agreement, dated May 11, 2017, between the Company and Daniel J. Finnegan.
12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2017 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 18, 2014 and incorporated herein by reference.

(b)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2015 and incorporated herein by reference.

(c)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 12, 2017 and incorporated herein by reference.