Form 10-Q
period 2017-09-30
Priceline Group Inc.
filed 2017-11-07
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
Number of shares of Common Stock outstanding at October 30, 2017:

Common Stock, par value $0.008 per share	48,769,546
(Class)	(Number of Shares)

The Priceline Group Inc.
Form 10-Q

For the Three Months Ended September 30, 2017

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

The Priceline Group Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,846,300	$2,081,075
Short-term investments	4,407,028	2,218,880
Accounts receivable, net of allowance for doubtful accounts of $35,466 and $25,565, respectively	1,437,762	860,115
Prepaid expenses and other current assets	433,505	241,449
Total current assets	9,124,595	5,401,519
Property and equipment, net	457,548	347,017
Intangible assets, net	2,218,152	1,993,885
Goodwill	2,727,897	2,396,906
Long-term investments	11,114,314	9,591,067
Other assets	146,605	108,579
Total assets	$25,789,111	$19,838,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$805,740	$419,108
Accrued expenses and other current liabilities	1,091,372	857,467
Deferred merchant bookings	827,361	614,361
Convertible debt	899,802	967,734
Total current liabilities	3,624,275	2,858,670
Deferred income taxes	407,935	822,334
Other long-term liabilities	143,827	138,767
Long-term debt	8,726,679	6,170,522
Total liabilities	12,902,716	9,990,293

Commitments and Contingencies (See Note 11)
Convertible debt	9,401	28,538

Stockholders' equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 62,575,278 and 62,379,247 shares issued, respectively	486	485
Treasury stock, 13,822,935 and 13,190,929 shares, respectively	(7,997,881)	(6,855,164)
Additional paid-in capital	5,707,331	5,482,653
Retained earnings	14,513,392	11,326,852
Accumulated other comprehensive income (loss)	653,666	(134,684)
Total stockholders' equity	12,876,994	9,820,142
Total liabilities and stockholders' equity	$25,789,111	$19,838,973

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Agency revenues	$3,523,706	$2,892,449	$7,641,390	$6,245,439
Merchant revenues	684,289	620,290	1,624,467	1,608,189
Advertising and other revenues	226,034	177,813	612,132	540,945
Total revenues	4,434,029	3,690,552	9,877,989	8,394,573
Cost of revenues	59,476	101,489	217,387	356,242
Gross profit	4,374,553	3,589,063	9,660,602	8,038,331
Operating expenses:
Performance advertising	1,224,345	1,040,149	3,352,707	2,740,821
Brand advertising	112,796	72,792	306,995	254,958
Sales and marketing	165,539	124,865	411,309	322,710
Personnel, including stock-based compensation of $66,421, $54,074, $192,248 and $175,050, respectively	483,438	347,610	1,220,176	988,615
General and administrative	142,823	114,586	420,004	340,273
Information technology	47,901	36,389	132,677	104,974
Depreciation and amortization	95,910	78,745	265,212	229,328
Impairment of goodwill	—	940,700	—	940,700
Total operating expenses	2,272,752	2,755,836	6,109,080	5,922,379
Operating income	2,101,801	833,227	3,551,522	2,115,952
Other income (expense):
Interest income	41,483	24,218	110,296	65,857
Interest expense	(66,338)	(55,480)	(182,997)	(152,664)
Foreign currency transactions and other	(10,101)	(4,431)	(21,249)	(15,362)
Impairment of cost-method investments	—	—	—	(63,208)
Total other expense	(34,956)	(35,693)	(93,950)	(165,377)
Earnings before income taxes	2,066,845	797,534	3,457,572	1,950,575
Income tax expense	346,454	291,517	561,349	489,496
Net income	$1,720,391	$506,017	$2,896,223	$1,461,079
Net income applicable to common stockholders per basic common share	$35.12	$10.24	$58.99	$29.49
Weighted-average number of basic common shares outstanding	48,981	49,420	49,100	49,548
Net income applicable to common stockholders per diluted common share	$34.43	$10.13	$57.85	$29.19
Weighted-average number of diluted common shares outstanding	49,972	49,975	50,064	50,048

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$1,720,391	$506,017	$2,896,223	$1,461,079
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments (1)	111,628	13,539	287,316	40,626
Net unrealized gain (loss) on marketable securities (2)	(31,877)	173,365	501,034	36,868
Comprehensive income	$1,800,142	$692,921	$3,684,573	$1,538,573

(1) Foreign currency translation adjustments include tax benefits of $59,607 and $179,948 for the three and nine months ended September 30, 2017, respectively, and tax benefits of $12,867 and $47,023 for the three and nine months ended September 30, 2016, respectively, associated with net investment hedges (See Note 10). The remaining balance in foreign currency translation adjustments excludes income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States (See Note 9).

(2) Net of tax charges of $8,618 and $24,549 for the three and nine months ended September 30, 2017, respectively, and net of tax charges of $1,900 and $36,824 for the three and nine months ended September 30, 2016, respectively. Net unrealized gain (loss) on marketable securities includes net unrealized losses of $57,728 and net unrealized gains of $427,349 for the three and nine months ended September 30, 2017, respectively, compared to net unrealized gains of $167,673 and net unrealized losses of $74,885 for the three and nine months ended September 30, 2016, respectively, related to the Company's investments in Ctrip.com International Ltd. ("Ctrip"), which are exempt from tax in the Netherlands.

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2016	62,379	$485	(13,191)	$(6,855,164)	$5,482,653	$11,326,852	$(134,684)	$9,820,142
Net income	—	—	—	—	—	2,896,223	—	2,896,223
Foreign currency translation adjustments, net of tax benefit of $179,948	—	—	—	—	—	—	287,316	287,316
Net unrealized gain on marketable securities, net of tax charge of $24,549	—	—	—	—	—	—	501,034	501,034
Reclassification adjustment for convertible debt	—	—	—	—	19,137	—	—	19,137
Exercise of stock options and vesting of restricted stock units and performance share units	150	1	—	—	4,302	—	—	4,303
Repurchase of common stock	—	—	(632)	(1,142,717)	—	—	—	(1,142,717)
Stock-based compensation and other stock-based payments	—	—	—		192,548	—	—	192,548
Conversion of debt	46	—	—	—	(297)	—	—	(297)
Cumulative effect of adoption of accounting standard updates	—	—	—	—	8,988	290,317	—	299,305
Balance, September 30, 2017	62,575	$486	(13,823)	$(7,997,881)	$5,707,331	$14,513,392	$653,666	$12,876,994

See Notes to Unaudited Consolidated Financial Statements.

The Priceline Group Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$2,896,223	$1,461,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	135,736	101,953
Amortization	129,476	127,375
Provision for uncollectible accounts, net	42,575	32,401
Deferred income tax benefit	(25,655)	(71,972)
Stock-based compensation expense and other stock-based payments	192,548	175,131
Amortization of debt issuance costs	6,827	5,747
Amortization of debt discount	52,909	51,512
Loss on early extinguishment of debt	1,093	—
Impairment of goodwill	—	940,700
Impairment of cost-method investments	—	63,208
Excess tax benefits on stock-based awards and other equity deductions	—	72,116
Changes in assets and liabilities:
Accounts receivable	(479,184)	(470,295)
Prepaid expenses and other current assets	(136,304)	(104,097)
Accounts payable, accrued expenses and other current liabilities	640,960	523,279
Other	31,221	(20,968)
Net cash provided by operating activities	3,488,425	2,887,169

INVESTING ACTIVITIES:
Purchase of investments	(5,338,444)	(4,820,737)
Proceeds from sale of investments	2,471,883	2,835,570
Additions to property and equipment	(223,692)	(168,076)
Acquisitions and other investments, net of cash acquired	(552,805)	(811)
Acquisition of land use rights	—	(48,494)
Net cash used in investing activities	(3,643,058)	(2,202,548)

FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	2,044,952	994,705
Payments related to conversion of senior notes	(89,575)	—
Payment of debt	(15,118)	—
Payments for repurchase of common stock	(1,123,102)	(754,342)
Proceeds from exercise of stock options	4,303	13,262
Net cash provided by financing activities	821,460	253,625
Effect of exchange rate changes on cash, cash equivalents and restricted cash	99,037	6,809
Net increase in cash, cash equivalents and restricted cash	765,864	945,055
Cash, cash equivalents and restricted cash, beginning of period	2,082,007	1,478,071
Cash, cash equivalents and restricted cash, end of period	$2,847,871	$2,423,126
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$601,248	$612,612
Cash paid during the period for interest	$110,745	$87,427
Non-cash financing activity	$1,000	$—

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

Reclassifications: Due to the adoption of new accounting updates in the fourth quarter of 2016 related to the presentation of restricted cash and the first quarter of 2017 related to stock-based compensation, certain amounts in the Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 have been reclassified to conform to the current year presentation.

Restricted Cash: The following table reconciles cash, cash equivalents and restricted cash reported in the Unaudited Consolidated Balance Sheets to the total amount shown in the Unaudited Consolidated Statements of Cash Flows:

	September 30, 2017	December 31, 2016
As included in the Unaudited Consolidated Balance Sheets:
Cash and cash equivalents	$2,846,300	$2,081,075
Restricted cash included in prepaid expenses and other current assets	1,571	932
Total cash, cash equivalents and restricted cash as shown in the Unaudited Consolidated Statements of Cash Flows	$2,847,871	$2,082,007

Recent Accounting Pronouncements Adopted

Second Quarter of 2017

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

First Quarter of 2017

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

The Company adopted this accounting update in the first quarter of 2017 and recorded a deferred tax asset of $301.4 million related to previously unrecognized U.S. equity tax deductions, with an offsetting cumulative-effect adjustment to retained earnings as of January 1, 2017. The Company elected to account for forfeitures related to service conditions as they occur; as a result, there was a cumulative net charge to retained earnings of $6.9 million and the recognition of a deferred tax asset of $2.1 million, with an offsetting credit to additional paid-in capital of $9.0 million. In addition, the Company elected to change the presentation of excess tax benefits in the Unaudited Consolidated Statement of Cash Flows for periods prior to January 1, 2017 to reflect these excess tax benefits in operating cash flows instead of financing cash flows, resulting in a reclassification of $72.1 million for the nine months ended September 30, 2016. "Payments for repurchase of common stock" in the Unaudited Consolidated Statements of Cash Flows includes withholding taxes paid on vested stock awards (see Note 8).

Other Recent Accounting Pronouncements

Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued a new accounting update to simplify hedge accounting. This accounting update eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of the hedging instrument to be recorded in the currency translation adjustment section of other comprehensive income (loss) for net investment hedges. This accounting update allows entities to perform the initial prospective quantitative assessment of hedging effectiveness at any time after the hedge designation rather than at hedge inception as currently required, but no later than the first quarterly effectiveness test date. In addition, this update allows entities to elect to perform subsequent effectiveness assessments qualitatively instead of quantitatively if they expect the hedge to be highly effective at inception and in subsequent periods.

For public business entities, this update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods. Early adoption is permitted. A modified retrospective approach will be applied to net investment hedges that exist on the date of adoption with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect the adoption of this update to have any impact to its consolidated financial statements.

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

For public business entities, this update is effective for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests occurring after January 1, 2017. The accounting update will be applied prospectively. The Company has not early adopted this update. In the third quarter of 2017, the Company performed its annual quantitative goodwill impairment test (see Note 6).

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

Recognition and Measurement of Financial Instruments

In January 2016, the FASB issued a new accounting update which amends the guidance on the recognition and measurement of financial instruments. The update (1) requires an entity to measure equity investments (except those accounted for under the equity method or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income rather than accumulated other comprehensive income (loss), (2) allows an entity to elect to measure those equity investments that do not have a readily determinable fair value at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, (3) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, and (4) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s evaluation of their other deferred tax assets.

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

The Company will adopt this new standard in the first quarter of 2018 and apply the modified retrospective transition approach, which means that the financial statements and footnotes will be presented on a historical basis for 2016 and 2017, while 2018 will be reported under the new standard. In addition, 2018 financial information will be disclosed in a separate footnote to the financial statements on a basis consistent with the Company's current accounting. Under the new revenue standard, the timing of revenue recognition for travel reservation services will change. For example, revenue for accommodation reservation services, which is primarily recognized at guest check-out under the current accounting guidance, will change to be recognized at guest check-in under the new standard. The Company currently expects this timing change to slightly increase its annual revenues and net income, although the effects on quarterly revenues and net income are expected to be more significant. For example, a meaningful amount of travel typically starts in December each year and is completed in January of the following year. Under the new revenue standard, this revenue will be recognized in the fourth quarter each year rather than the first quarter of the following year. In addition, revenue from Name Your Own Price® ("NYOP") transactions is currently presented in the statement of operations on a gross basis with the amount remitted to the travel service provider reported as cost of revenue. Under the new standard, NYOP revenue will be presented on a net basis in merchant revenues because the Company does not control the underlying service provided by the travel service provider prior to its transfer to the consumer. Therefore, NYOP cost of revenue will be presented net within revenues for periods after adoption of the new revenue standard and the Company will no longer present cost of revenues or gross profit in its consolidated statements of operations.

Upon adoption of the new standard, billing and cash collections are expected to remain unchanged and, therefore, net cash provided by operating activities as presented in the consolidated statement of cash flows will not be impacted.

During the third quarter ended September 30, 2017, the Company has substantially completed its testing of the modified and/or newly implemented internal controls over the new processes required in accordance with the changes under the new revenue recognition guidance. The Company expects to finalize its expanded disclosures as required by the new revenue recognition standard and quantify the retained earnings impact upon adoption at January 1, 2018 during the fourth quarter of 2017.

2.                                      STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation expense included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $66.4 million and $54.1 million for the three months ended September 30, 2017 and 2016, respectively, and $192.2 million and $175.1 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Restricted Stock Units and Performance Share Units

The following table summarizes the activity of restricted stock units and performance share units ("share-based awards") during the nine months ended September 30, 2017:

Share-Based Awards	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	515,606	$1,287.88
Granted	166,957	$1,742.75
Vested	(136,344)	$1,314.49
Performance Share Units Adjustment	6,702	$1,274.19
Forfeited	(32,081)	$1,402.11
Unvested at September 30, 2017	520,840	$1,420.00

As of September 30, 2017, there was $395.2 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 1.9 years.

During the nine months ended September 30, 2017, the Company made broad-based grants of 93,064 restricted stock units that generally vest after three years, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability. These share-based awards had a total grant date fair value of $162.8 million based on a weighted-average grant date fair value per share of $1,748.82.

In addition, during the nine months ended September 30, 2017, the Company granted 73,893 performance share units to executives and certain other employees.  The performance share units had a total grant date fair value of $128.2 million based upon a weighted-average grant date fair value per share of $1,735.10.  The performance share units are payable in shares of the Company's common stock upon vesting. Subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability, recipients of these performance share units generally must continue their service through the requisite service period in order to receive any shares.  Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period, which ends December 31, 2019, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.  As of September 30, 2017, the estimated number of probable shares to be issued is a total of 70,718 shares, net of performance share units forfeited and vested since the grant date.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 141,436 total shares could be issued.  If the minimum performance thresholds are not met, 57,461 shares would be issued at the end of the performance period.

2016 Performance Share Units

During the year ended December 31, 2016, the Company granted 85,735 performance share units with a grant date fair value of $111.7 million, based on a weighted-average grant date fair value per share of $1,302.25. The actual number of shares to be issued will be determined upon completion of the performance period which generally ends December 31, 2018.

At September 30, 2017, there were 71,464 unvested 2016 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of September 30, 2017, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 115,576 shares. If the maximum thresholds are met at the end of the performance period, a maximum of 161,006 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 43,027 shares would be issued at the end of the performance period.

2015 Performance Share Units

During the year ended December 31, 2015, the Company granted 107,623 performance share units with a grant date fair value of $133.2 million, based on a weighted-average grant date fair value per share of $1,237.53. The actual number of shares to be issued will be determined upon completion of the performance period which generally ends December 31, 2017.

At September 30, 2017, there were 71,475 unvested 2015 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of September 30, 2017, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 124,617 shares. If the maximum thresholds are met at the end of the performance period, a maximum of 177,351 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 41,480 shares would be issued at the end of the performance period.

Stock Options

All outstanding employee stock options were assumed in acquisitions. The following table summarizes the activity for stock options during the nine months ended September 30, 2017:

Employee Stock Options	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Balance, December 31, 2016	48,983	$372.07	$53,587	4.4
Exercised	(14,236)	$301.68
Forfeited	(948)	$837.90
Balance, September 30, 2017	33,799	$388.65	$48,744	4.0
Vested and exercisable as of September 30, 2017	33,400	$383.56	$48,338	4.0
Vested and exercisable as of September 30, 2017 and expected to vest thereafter	33,799	$388.65	$48,744	4.0

The aggregate intrinsic value of employee stock options that were exercised during the nine months ended September 30, 2017 and 2016 was $21.4 million and $31.8 million, respectively. During the nine months ended September 30, 2017 and 2016, stock options vested for 1,246 and 11,376 shares of common stock, respectively, with an aggregate acquisition-date fair value of $0.8 million and $7.1 million, respectively.

For the three and nine months ended September 30, 2017, the Company recorded stock-based compensation expense related to employee stock options of $0.2 million and $0.7 million, respectively, and $1.0 million and $6.3 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, there was $0.2 million of total future compensation costs related to unvested employee stock options to be recognized over a weighted-average period of 0.4 years.

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted-average number of basic common shares outstanding	48,981	49,420	49,100	49,548
Weighted-average dilutive stock options, restricted stock units and performance share units	273	171	278	212
Assumed conversion of Convertible Senior Notes	718	384	686	288
Weighted-average number of diluted common and common equivalent shares outstanding	49,972	49,975	50,064	50,048
Anti-dilutive potential common shares	1,948	2,472	2,006	2,538

Anti-dilutive potential common shares for the three and nine months ended September 30, 2017 include approximately 1.5 million and 1.6 million shares, respectively, that could be issued under the Company's outstanding convertible notes.  Under the treasury stock method, the convertible notes will generally have an anti-dilutive impact on net income per share if the conversion prices for the convertible notes exceed the Company's average stock price.

4.                                      INVESTMENTS

Short-term and Long-term Investments in Available-for-sale Securities

The following table summarizes, by major security type, the Company's investments as of September 30, 2017 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
International government securities	$690,728	$684	$(270)	$691,142
U.S. government securities	844,214	42	(596)	843,660
Corporate debt securities	2,818,705	1,052	(1,529)	2,818,228
Commercial paper	53,998	—	—	53,998
Total short-term investments	$4,407,645	$1,778	$(2,395)	$4,407,028

Long-term investments:
International government securities	$591,294	$2,451	$(237)	$593,508
U.S. government securities	1,010,179	102	(6,495)	1,003,786
Corporate debt securities	6,864,642	16,184	(22,272)	6,858,554
U.S. government agency securities	4,953	—	(26)	4,927
Ctrip convertible debt securities	1,275,000	237,638	—	1,512,638
Ctrip equity securities	655,311	485,590	—	1,140,901
Total long-term investments	$10,401,379	$741,965	$(29,030)	$11,114,314

The Company's investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business.  As of September 30, 2017, the weighted-average life of the Company’s fixed income investment portfolio, excluding the Company's investment in Ctrip convertible debt securities, was approximately 1.6 years with an average credit quality of A+/A1/A+.

The Company invests in international government securities with high credit quality. As of September 30, 2017, investments in international government securities principally included debt securities issued by the governments of the Netherlands, Belgium, France, Germany, Austria and Finland.

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

The Company recognized net realized gains of $0.3 million and $0.5 million for the three and nine months ended September 30, 2017, respectively, and net realized gains of $0.9 million and $0.1 million for the three and nine months ended September 30, 2016, respectively, related to investments. As of September 30, 2017, the Company does not consider any of its investments to be other-than-temporarily impaired.

Investments in Ctrip Available-for-sale Securities

On May 26, 2015 and August 7, 2014, the Company invested $250 million and $500 million, respectively, in five-year senior convertible notes issued at par by Ctrip. On December 11, 2015, the Company invested $500 million in a Ctrip ten-year senior convertible note issued at par value, which included a put option allowing the Company, at its option, to require a prepayment in cash from Ctrip at the end of the sixth year of the note. On September 12, 2016, the Company invested $25 million in a Ctrip six-year senior convertible note issued at par value, which included a put option allowing the Company, at its option, to require prepayment in cash from Ctrip at the end of the third year of the note. The Company determined that the economic characteristics and risks of these put options are clearly and closely related to the host contract, and therefore were not embedded derivatives.

The Company evaluated the conversion features for all Ctrip senior convertible notes and only the conversion feature associated with the September 2016 investment met the definition of an embedded derivative (see Note 5). The Company monitors the conversion features of these notes to determine whether they meet the definition of an embedded derivative during each reporting period. As of September 30, 2017, the Company had also invested $655.3 million of its international cash in Ctrip American Depositary Shares ("ADSs"). The convertible debt and equity securities of Ctrip have been marked-to-market in accordance with the accounting guidance for available-for-sale securities.

In connection with the Company's investments in Ctrip's convertible notes, Ctrip granted the Company the right to appoint an observer to its board of directors and permission to acquire its shares (through the acquisition of Ctrip ADSs in the open market) so that combined with ADSs issuable upon conversion of the August 2014, May 2015 and September 2016 convertible notes, the Company could hold up to an aggregate of approximately 15% of Ctrip's outstanding equity plus any ADSs issuable upon the conversion of the December 2015 convertible notes. As of September 30, 2017, the Company did not have significant influence over Ctrip.

Cost-method Investments

The Company held investments in equity securities of private companies, which are typically at an early stage of development, of approximately $8.2 million and $7.6 million at September 30, 2017 and December 31, 2016, respectively. The investments are accounted for under the cost method and included in "Other assets" in the Company's Unaudited Consolidated Balance Sheets.

For the nine months ended September 30, 2016, the Company recognized an impairment of $63.2 million, which wrote off its entire investments in two other private companies.

On October 23, 2017, the Company invested $450 million in Meituan-Dianping through the purchase of preferred shares using its international cash.

5.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of September 30, 2017 are classified in the tables below in the categories described below (in thousands):

	Level 1	Level 2	Total
ASSETS:
Cash equivalents:
Money market funds	$2,013,334	$—	$2,013,334
International government securities	—	21,308	21,308
U.S. government securities	—	27,625	27,625
Corporate debt securities	—	15,397	15,397
Commercial paper	—	77,319	77,319
U.S. government agency securities	—	4,800	4,800
Time deposits	4,532	—	4,532
Short-term investments:
International government securities	—	691,142	691,142
U.S. government securities	—	843,660	843,660
Corporate debt securities	—	2,818,228	2,818,228
Commercial paper	—	53,998	53,998
Long-term investments:
International government securities	—	593,508	593,508
U.S. government securities	—	1,003,786	1,003,786
Corporate debt securities	—	6,858,554	6,858,554
U.S. government agency securities	—	4,927	4,927
Ctrip convertible debt securities	—	1,512,638	1,512,638
Ctrip equity securities	1,140,901	—	1,140,901
Derivatives:
Currency exchange derivatives	—	80	80
Total assets at fair value	$3,158,767	$14,526,970	$17,685,737

	Level 1	Level 2	Total
LIABILITIES:
Currency exchange derivatives	$—	$1,693	$1,693

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

As of September 30, 2017 and December 31, 2016, the Company's cash consisted of bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings are carried at cost which approximates their fair value because of the short-term nature of these items.  At September 30, 2017 and December 31, 2016, the Company held investments in equity securities of private companies of $8.2 million and $7.6 million, respectively, and these investments are accounted for under the cost method of accounting (see Note 4). See Note 4 for information on the carrying value of available-for-sale investments, Note 7 for the estimated fair value of the Company's outstanding Senior Notes and Note 11 for the Company's contingent liabilities associated with business acquisitions.

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

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  The Company enters into average-rate derivative contracts to hedge translation risks from short-term foreign exchange rate fluctuations for the Euro, British Pound Sterling and certain other currencies versus the U.S. Dollar.  As of September 30, 2017 and December 31, 2016, there were no outstanding derivative contracts related to foreign currency translation risks.  Derivatives associated with these translation risks resulted in foreign currency losses of $1.1 million and $1.3 million for the three and nine months ended September 30, 2017, respectively, and are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations. The impact of foreign exchange fluctuations was insignificant for the three and nine months ended September 30, 2016.

The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in currency exchange rates on its transactional balances denominated in currencies other than the functional currency. Foreign currency derivatives outstanding as of September 30, 2017 associated with foreign currency transaction risks resulted in a net liability of $1.6 million, with a liability in the amount of $1.7 million recorded in "Accrued expenses and other current liabilities" and an asset in the amount of $0.1 million recorded in "Prepaid expenses and other current assets" in the Unaudited Consolidated Balance Sheet. Foreign currency derivatives outstanding as of December 31, 2016 associated with foreign currency transaction risks resulted in a net liability of $0.3 million, with a liability in the amount of $1.0 million recorded in "Accrued expenses and other current liabilities" and an asset in the amount of $0.7 million recorded in "Prepaid expenses and other current assets" in the Unaudited Consolidated Balance Sheet. Derivatives associated with these transaction risks resulted in foreign currency gains of $10.7 million and $38.3 million for the three and nine months ended September 30, 2017, respectively, and foreign currency gains of $5.0 million and $21.0 million for the three and nine months ended September 30, 2016, respectively. These mark-to-market adjustments on the derivative contracts, offset by the effect of changes in currency exchange rates on transactions denominated in currencies other than the functional currency, resulted in net losses of $7.6 million and $18.7 million for the three and nine months ended September 30, 2017, respectively, compared to net losses of $3.6 million and $10.6 million for the three and nine months ended September 30, 2016, respectively. The net impacts related to these derivatives are recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments resulted in net cash inflows of $38.2 million and $34.3 million for the nine months ended September 30, 2017 and 2016, respectively, and are reported within "Net cash provided by operating activities" in the Unaudited Consolidated Statements of Cash Flows.

Embedded Derivative — In September 2016, the Company invested $25 million in a Ctrip convertible note (see Note 4). The Company determined that the conversion option for this note met the definition of an embedded derivative. At September 30, 2017 and December 31, 2016, the embedded derivative had an estimated fair value of $3.5 million and $1.8 million, respectively, and is reported in the Unaudited Consolidated Balance Sheets with its host contract in "Long-term investments." The embedded derivative is bifurcated for measurement purposes only and the mark-to-market for the three and nine months ended September 30, 2017 was a loss of $0.3 million and a gain of $1.7 million, respectively, which is included in "Foreign currency transactions and other" in the Company's Unaudited Consolidated Statement of Operations.

6.                                      INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life
Supply and distribution agreements	$1,050,965	$(335,538)	$715,427	$809,287	$(270,813)	$538,474	3 - 20 years	16 years

Technology	136,667	(98,008)	38,659	112,141	(80,549)	31,592	1 - 5 years	5 years

Patents	1,623	(1,623)	—	1,623	(1,598)	25	15 years	15 years

Internet domain names	41,620	(27,616)	14,004	39,495	(25,089)	14,406	2 - 20 years	8 years

Trade names	1,777,146	(327,403)	1,449,743	1,667,221	(261,412)	1,405,809	4-20 years	19 years

Non-compete agreements	21,900	(21,581)	319	21,900	(18,321)	3,579	3-4 years	3 years
Total intangible assets	$3,029,921	$(811,769)	$2,218,152	$2,651,667	$(657,782)	$1,993,885

Intangible assets are amortized on a straight-line basis.  Intangible asset amortization expense was approximately $45.3 million and $129.5 million for the three and nine months ended September 30, 2017, respectively, and $42.0 million and $127.4 million for the three and nine months ended September 30, 2016, respectively.

The amortization expense for intangible assets for the remainder of 2017, the annual expense for the next five years, and the expense thereafter is expected to be as follows (in thousands):

Remainder of 2017	$46,160
2018	171,825
2019	160,335
2020	152,397
2021	146,295
2022	143,507
Thereafter	1,397,633
$2,218,152

The change in goodwill for the nine months ended September 30, 2017 consisted of the following (in thousands):

Balance at December 31, 2016	$2,396,906
Acquisitions	292,705
Foreign currency translation adjustments	38,286
Balance at September 30, 2017	$2,727,897

Annual Goodwill Impairment Test

A substantial portion of the Company's intangibles and goodwill relates to the acquisition of OpenTable in July 2014 and KAYAK in May 2013. As of September 30, 2017, the Company performed its annual quantitative goodwill impairment test. Other than OpenTable, the fair values of the Company’s reporting units substantially exceeded their respective carrying values.

OpenTable

The Company estimated OpenTable’s fair value using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approaches (EBITDA multiples of comparable publicly-traded companies and precedent transactions). At September 30, 2017, OpenTable's fair value was approximately 18% higher than its fair value at September 30, 2016, which reflects performance that exceeded forecast.

Despite this increase in fair value, OpenTable's carrying value was approximately 6% higher than its fair value at September 30, 2017, thus failing Step 1 of the goodwill impairment test. Therefore, the Company engaged a third-party valuation firm to develop a hypothetical purchase price allocation (Step 2). The results of Step 2 indicate there is no goodwill impairment at September 30, 2017 because the implied fair value of OpenTable's goodwill exceeded its carrying value by approximately 24%. In addition, the Company tested the recoverability of OpenTable’s other long-lived assets and concluded there was no impairment as of September 30, 2017.

During the three months ended September 30, 2016, the Company recognized a non-cash impairment charge for goodwill of $940.7 million, which was not tax deductible.

Acquisitions

On July 24, 2017, the Company completed the previously announced acquisition of the Momondo Group, which operates the travel meta-search websites momondo and Cheapflights, for $555.5 million, and will be managed as part of the Company's KAYAK business. The acquisition was funded using the Company's international cash.

The preliminary purchase price allocation in the third quarter of 2017 resulted in recognition of definite-lived intangible assets of $333.8 million, which consisted of distribution agreements of $214.0 million with a weighted-average useful life of 15 years, trade names of $104.4 million with a weighted-average useful life of 13 years and technology of $15.4 million with a weighted-average life of 4 years, and goodwill of $287.2 million.

The Company's Unaudited Consolidated Financial Statements include the accounts of the Momondo Group beginning July 24, 2017. Revenues and earnings of this business since the acquisition date and pro forma results of operations have not been presented separately as such financial information is not material to the Company's results of operations.

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

The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility would be used for working capital and general corporate purposes, which could include acquisitions, share repurchases or debt repayments. There were no borrowings outstanding and approximately $3.8 million of letters of credit issued under the facility at September 30, 2017 and December 31, 2016.

Outstanding Debt

Outstanding debt as of September 30, 2017 consisted of the following (in thousands):

September 30, 2017	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Short-term debt:
1.0% Convertible Senior Notes due March 2018	$910,438	$(10,636)	$899,802
Long-term debt:
0.35% Convertible Senior Notes due June 2020	$1,000,000	$(71,257)	$928,743
0.9% Convertible Senior Notes due September 2021	1,000,000	(88,664)	911,336
0.8% (€1 Billion) Senior Notes due March 2022	1,182,200	(6,574)	1,175,626
2.15% (€750 Million) Senior Notes due November 2022	886,650	(4,885)	881,765
2.75% Senior Notes due March 2023	500,000	(3,364)	496,636
2.375% (€1 Billion) Senior Notes due September 2024	1,182,200	(12,544)	1,169,656
3.65% Senior Notes due March 2025	500,000	(3,400)	496,600
3.6% Senior Notes due June 2026	1,000,000	(7,035)	992,965
1.8% (€1 Billion) Senior Notes due March 2027	1,182,200	(5,270)	1,176,930
3.55% Senior Notes due March 2028	500,000	(3,578)	496,422
Total long-term debt	$8,933,250	$(206,571)	$8,726,679

Outstanding debt as of December 31, 2016 consisted of the following (in thousands):

December 31, 2016	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Short-term debt:
1.0% Convertible Senior Notes due March 2018	$1,000,000	$(32,266)	$967,734
Long-term debt:
0.35% Convertible Senior Notes due June 2020	$1,000,000	$(90,251)	$909,749
0.9% Convertible Senior Notes due September 2021	1,000,000	(104,592)	895,408
2.15% (€750 Million) Senior Notes due November 2022	791,063	(5,336)	785,727
2.375% (€1 Billion) Senior Notes due September 2024	1,054,750	(12,861)	1,041,889
3.65% Senior Notes due March 2025	500,000	(3,727)	496,273
3.6% Senior Notes due June 2026	1,000,000	(7,619)	992,381
1.8% (€1 Billion) Senior Notes due March 2027	1,054,750	(5,655)	1,049,095
Total long-term debt	$6,400,563	$(230,041)	$6,170,522

Based upon the closing price of the Company's common stock for the prescribed measurement periods for the three months ended September 30, 2017 and December 31, 2016, the contingent conversion threshold on the 2018 Notes (as defined below) was exceeded. Therefore, the 2018 Notes, which mature in March 2018, were convertible at the option of the holders and, accordingly, the Company reported the carrying value of the 2018 Notes as a current liability in the Company's Unaudited Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016. Since these notes are convertible at the option of the holders and the principal amount is required to be paid in cash, the Company reclassified the unamortized debt discount for the 2018 Notes in the amount of $9.4 million and $28.5 million before tax as of September 30, 2017 and December 31, 2016, respectively, from additional paid-in-capital to convertible debt in the mezzanine section in the Company's Unaudited Consolidated Balance Sheets. As of December 15, 2017, holders of 2018 Notes will have the right to convert all or any remaining principal amount outstanding.

The contingent conversion thresholds on the 2020 Notes (as defined below) and the 2021 Notes (as defined below) were not exceeded at September 30, 2017 or December 31, 2016, and therefore these notes were reported as a non-current liability in the Unaudited Consolidated Balance Sheets.

Fair Value of Debt

As of September 30, 2017 and December 31, 2016, the estimated fair value of the outstanding Senior Notes was approximately $11.5 billion and $8.4 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 5). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period.  A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the Convertible Senior Notes.

Convertible Debt

If the note holders exercise their option to convert, the Company delivers cash to repay the principal amount of the notes and delivers shares of common stock or cash, at its option, to satisfy the conversion value in excess of the principal amount.  In cases where holders decide to convert prior to the maturity date, the Company charges the proportionate amount of remaining debt issuance costs to interest expense. For the nine months ended September 30, 2017, the Company paid $89.6 million to satisfy the aggregate principal amount due and issued 46,437 shares of its common stock in satisfaction of the conversion value in excess of the principal amount for debt converted prior to maturity. During the period from October 1, 2017 through November 3, 2017, the Company received notices for conversion of $196.1 million aggregate principal amount of our 2018 Notes.

In addition, if the Company's convertible debt is redeemed or converted prior to maturity, a gain or loss on extinguishment is recognized. The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value. To estimate the fair value of the debt at the conversion date, the Company estimated its straight debt borrowing rate, considering its credit rating and straight debt of comparable corporate issuers. For the nine months ended September 30, 2017, the Company recognized a non-cash loss $1.1 million ($0.7 million after tax) in "Foreign currency transactions and other" in the Unaudited Consolidated Statement of Operations in connection with the early conversion of the 2018 Notes.

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

For the three months ended September 30, 2017 and 2016, the Company recognized interest expense of $23.4 million and $23.7 million, respectively, related to convertible notes, which was comprised of $5.4 million and $5.6 million, respectively, related to the contractual coupon interest, $16.9 million for each period related to the amortization of debt discount, and $1.1 million and $1.2 million, respectively, related to the amortization of debt issuance costs.  For the three months ended September 30, 2017 and 2016, included in the amortization of debt discount mentioned above was $0.8 million and $0.7 million, respectively, of original issuance discount related to the 2020 Notes. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt. The weighted-average effective interest rate related to convertible notes was 3.4% for both the three months ended September 30, 2017 and 2016.

For the nine months ended September 30, 2017 and 2016, the Company recognized interest expense of $71.4 million and $70.6 million, respectively, related to convertible notes, which was comprised of $16.4 million and $16.8 million, respectively, related to the contractual coupon interest, $51.4 million and $50.4 million, respectively, related to the amortization of debt discount, and $3.6 million and $3.4 million, respectively, related to the amortization of debt issuance costs.  For the nine months ended September 30, 2017 and 2016, included in the amortization of debt discount mentioned above was $2.2 million and $2.1 million, respectively, of original issuance discount related to the 2020 Notes. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt. The weighted-average effective interest rates related to convertible notes was 3.4% for the nine months ended September 30, 2017 and 2016.

In addition, for the nine months ended September 30, 2017, the Company recognized interest expense of $0.2 million to write off the unamortized debt issuance cost for debt converted prior to maturity.

Other Long-term Debt

In March 2017, the Company issued Senior Notes due March 10, 2022, with an interest rate of 0.8% (the "March 2022 Notes") for an aggregate principal amount of 1.0 billion Euros. The March 2022 Notes were issued with an initial discount of 2.1 million Euros. In addition, the Company paid $5.0 million in debt issuance costs during the nine months ended September 30, 2017. Interest on the March 2022 Notes is payable annually on March 10, beginning March 10, 2018. Subject to certain limited exceptions, all payments of interest and principal for the March 2022 Notes will be made in Euros.

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

In August 2017, the Company issued Senior Notes due March 15, 2023, with an interest rate of 2.75% (the "2023 Notes") for an aggregate principal amount of $500 million. The 2023 Notes were issued with an initial discount of $0.7 million. In addition, the Company paid $2.6 million in debt issuance costs during the three months ended September 30, 2017. Interest on the 2023 Notes is payable semi-annually on March 15 and September 15, beginning March 15, 2018.

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

In August 2017, the Company issued Senior Notes due March 15, 2028, with an interest rate of 3.55% (the "2028 Notes") for an aggregate principal amount of $500 million. The 2028 Notes were issued with an initial discount of $0.4 million. In addition, the Company paid $3.1 million in debt issuance costs during the three months ended September 30, 2017. Interest on the 2028 Notes is payable semi-annually on March 15 and September 15, beginning March 15, 2018.

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

Debt discount is amortized using the effective interest rate method over the period from the origination date through the stated maturity date.  The Company estimated the effective interest rates at debt origination to be 0.84% for the March 2022

Notes, 2.20% for the November 2022 Notes, 2.78% for the 2023 Notes, 2.48% for the 2024 Notes, 3.68% for the 2025 Notes, 3.62% for the 2026 Notes, 1.80% for the 2027 Notes and 3.56% for the 2028 Notes.

For the three months ended September 30, 2017 and 2016, the Company recognized interest expense of $38.5 million and $30.8 million, respectively, related to other long-term debt, which was comprised of $36.9 million and $29.7 million, respectively, for the contractual coupon interest, $0.6 million and $0.4 million, respectively, related to the amortization of debt discount and $1.0 million and $0.7 million, respectively, related to the amortization of debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt.

For the nine months ended September 30, 2017 and 2016, the Company recognized interest expense of $102.2 million and $77.7 million, respectively, related to other long-term debt, which was comprised of $98.1 million and $74.8 million, respectively, for the contractual coupon interest, $1.5 million and $1.1 million, respectively, related to the amortization of debt discount and $2.6 million and $1.8 million, respectively, related to the amortization of debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt.

In March 2016, the Company received a ten-year loan from the State of Connecticut in the amount of $2.5 million with an interest rate of 1% in connection with the construction of office space in Connecticut.  In the first quarter of 2017, $1.0 million of the loan was forgiven as a result of meeting certain employment and salary conditions. The remaining balance of the loan will be forgiven in 2019 if certain employment and salary conditions are met. As of September 30, 2017 and December 31, 2016, the loan in the amount of $1.5 million and $2.5 million, respectively, is reported in "Other long-term liabilities" in the Unaudited Consolidated Balance Sheets.

On July 24, 2017, the Company assumed third-party senior debt of $15.1 million associated with the acquisition of the Momondo Group. The debt was repaid by the Company in July 2017.

8.                                      TREASURY STOCK

In the first quarter of 2016, the Company's Board of Directors authorized a program to repurchase up to $3.0 billion of the Company's common stock. In the first quarter of 2017, the Company's Board of Directors authorized an additional program to repurchase up to $2.0 billion of the Company's common stock. As of September 30, 2017, the Company had a remaining authorization of $3.1 billion to purchase its common stock. The Company may make repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined at the Company's discretion. Additionally, the Board of Directors has given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

In the nine months ended September 30, 2017, the Company repurchased a total of 632,006 shares of its common stock in the open market for an aggregate cost of $1.1 billion, which included 577,568 shares for $1.0 billion acquired through its general repurchase programs and 54,438 shares for $95.1 million withheld to satisfy employee withholding tax obligations related to stock-based compensation. During the period from October 1, 2017 through November 3, 2017, the Company repurchased 86,882 additional shares for an aggregate cost of $166.1 million.

In the nine months ended September 30, 2016, the Company repurchased a total of 581,828 shares of its common stock in the open market for an aggregate cost of $757.5 million, which included 459,694 shares for $598.0 million acquired through its general repurchase programs and 122,134 shares for $159.5 million withheld to satisfy employee withholding tax obligations related to stock-based compensation.

In the three months ended September 30, 2017, stock repurchases in September 2017 of 19,238 shares for an aggregate cost of $35.0 million were settled in October 2017. In the three months ended December 31, 2016, stock repurchases in December 2016 of 10,215 shares for an aggregate cost of $15.0 million were settled in January 2017.

For the nine months ended September 30, 2017 and 2016, the Company remitted $95.5 million and $156.4 million of employee withholding taxes, respectively, to the tax authorities, with the remainder remitted subsequently. The new accounting standard for stock-based compensation (see Note 1) requires us to report the cash remitted to the tax authorities as a financing activity in the statements of cash flows for all periods presented. Prior to the adoption of this new standard, the Company reported the aggregate cost of the shares withheld for taxes as a financing activity and the associated unremitted withholding taxes as an operating activity on the cash flow statements.

As of September 30, 2017, there were 13,822,935 shares of the Company's common stock held in treasury.

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

The Company's effective tax rates for the three and nine months ended September 30, 2017 were 16.8% and 16.2%, respectively, compared to 36.6% and 25.1% for the three and nine months ended September 30, 2016, respectively. The Company's effective tax rates for the three and nine months ended September 30, 2017 differ from the U.S. federal statutory tax rate of 35%, primarily due to lower international tax rates and current year excess tax benefits of $1.3 million and $13.9 million for the three and nine months ended September 30, 2017, respectively, recognized from the vesting of equity awards pursuant to the adoption of an accounting update effective January 1, 2017 (see Note 1), partially offset by certain non-deductible expenses. The Company's effective tax rates for the three and nine months ended September 30, 2016 differ from the U.S. federal statutory tax rate of 35%, primarily due to the non-deductible impairment charge for goodwill of $940.7 million related to OpenTable recognized in the third quarter of 2016 (see Note 6) and the impairment of the Company's cost-method investment in Hotel Urbano of $60 million recognized in the first half of 2016 (see Note 4), partially offset by lower international tax rates and U.S. state tax law changes in the second quarter of 2016 that resulted in a net decrease to deferred tax liabilities associated with acquired intangible assets.

The Company's effective tax rate was lower for the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, primarily as a result of the non-deductible impairment charges in 2016 referred to above, an increased proportion of the Company's income being taxed at lower international tax rates due to the growth of the Company's international businesses and current year excess tax benefits recognized from vesting of equity awards. The decrease in the Company's effective tax rate for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was partially offset by tax benefits recorded in the second quarter of 2016 arising from U.S. state tax law changes that resulted in a net decrease to deferred tax liabilities associated with acquired intangible assets.

During the three and nine months ended September 30, 2017 and 2016, a substantial majority of the Company's income was generated in the Netherlands. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings during the three and nine months ended September 30, 2017 and 2016 qualifies for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those periods.

10.                                      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The table below provides the balances for each classification of accumulated other comprehensive income (loss) as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Foreign currency translation adjustments, net of tax (1)	$(23,931)	$(311,247)
Net unrealized gain on marketable securities, net of tax (2)	677,597	176,563
Accumulated other comprehensive income (loss)	$653,666	$(134,684)

(1) Foreign currency translation adjustments, net of tax, at September 30, 2017 and December 31, 2016, include net losses from fair value adjustments of $35.0 million after tax ($52.6 million before tax) associated with previously settled derivatives that were designated as net investment hedges.

Foreign currency translation adjustments, net of tax, include foreign currency transaction losses of $115.0 million after tax ($167.2 million before tax) and foreign currency transaction gains of $182.6 million after tax ($310.4 million before tax) associated with the Company's Euro-denominated debt at September 30, 2017 and December 31, 2016, respectively. The Euro-denominated debt is designated as a hedge of the Company's Euro-denominated net assets (see Note 7).

The remaining balance in foreign currency translation adjustments excludes income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States.

(2) The net unrealized gains before tax at September 30, 2017 and December 31, 2016 were $711.5 million and $185.9 million, respectively, of which unrealized gains of $575.9 million and $148.5 million, respectively, were exempt from tax in the Netherlands and unrealized gains of $135.6 million and $37.4 million, respectively, were taxable.

11.                                      COMMITMENTS AND CONTINGENCIES

Competition Reviews

The online travel industry has become the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. The Company is or has been involved in investigations predominantly related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates that are at least as low as those offered to other online travel companies ("OTCs") or through the accommodation provider's website. Some investigations relate to other issues such as reservation and cancellation clauses, commission payments and pricing behavior. For instance, on September 8, 2017 the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland.

In Europe, investigations into Booking.com's price parity provisions were initiated in 2013 and 2014 by NCAs in France, Germany, Italy, Austria, Sweden, Ireland and Switzerland. A number of other NCAs have also looked at these issues. On April 21, 2015, the French, Italian and Swedish NCAs, working in close cooperation with the European Commission, announced that they had accepted "commitments" offered by Booking.com to resolve and close the investigations in France, Italy and Sweden. Under the commitments, Booking.com replaced its existing price parity agreements with accommodation providers with "narrow" price parity agreements. Under a narrow price parity agreement, subject to certain exceptions, an accommodation provider is still required to offer the same or better rates on Booking.com as it offers to a consumer directly online, but it is no longer required to offer the same or better rates on Booking.com as it offers to other OTCs. The commitments also allow an accommodation provider to, among other things, offer different terms and conditions (e.g., free WiFi) and availability to consumers that book with OTCs that offer lower rates of commission or other benefits, offer lower rates to consumers that book through offline channels and continue to discount through, among other things, accommodation loyalty programs, as long as those rates are not published or marketed online. The commitments apply to accommodations in France, Italy and Sweden and were effective on July 1, 2015. The foregoing description is a summary only and is qualified in its entirety by reference to the commitments published by the NCAs on April 21, 2015.

On July 1, 2015, Booking.com voluntarily implemented the commitments given to the French, Italian and Swedish NCAs throughout the European Economic Area and Switzerland. Nearly all NCAs in the European Economic Area have now closed their investigations following Booking.com's implementation of the commitments in their jurisdictions. Booking.com has also agreed with the NCAs in Australia, New Zealand and Georgia to implement the narrow price parity clause in these countries. However, the Australian NCA indicated in February 2017 that it is reassessing narrow price parity clauses between OTCs and accommodation providers. In January 2017, the Turkish NCA imposed fines on Booking.com following an investigation into Booking.com's "wide" parity clauses. Following the Turkish NCA's decision, Booking.com implemented the narrow price parity clause in Turkey. Booking.com is in ongoing discussions with various NCAs in other countries regarding their concerns. The Company is currently unable to predict the long-term impact the implementation of these commitments will have on Booking.com's business, on investigations by other countries, or on industry practice more generally.

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

A working group of 10 European NCAs (France, Germany, Belgium, Hungary, Ireland, Italy, the Netherlands, Czech Republic, the United Kingdom and Sweden) was established by the European Commission in December 2015 to monitor the effects of the narrow price parity clause in Europe. This working group (the "ECN Working Group") issued questionnaires during 2016 to OTCs, including Booking.com and Expedia, online price comparison sites (or "meta-search" sites) and hotels about the narrow price parity agreement. On April 6, 2017, the ECN Working Group published the results of this monitoring exercise. The report indicated that the replacement of the "wide" price parity agreement with the narrow price parity agreement generally improved conditions for competition. Although neither the European Commission nor any of the participating NCAs has opened a new investigation following the publication of the report, the ECN Working Group decided to keep the sector under review and re-assess the competitive situation in due course.

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

Consumer protection issues, including platform search rankings, are also being reviewed by European NCAs.  On October 27, 2017, the United Kingdom's NCA launched a consumer law investigation into the clarity, accuracy and presentation of information on hotel booking sites with a specific focus on the display of search results, claims regarding discounts, methods of "pressure selling" (such as creating false impressions regarding room availability), and failure to disclose hidden charges.  The consumer protection department of the German NCA announced the opening of a sector inquiry into online price comparison sites in various sectors including travel and hotels on October 24, 2017.  The Company is unable to predict what, if any, effect such actions will have on its business, industry practices or online commerce more generally.

A number of European countries have adopted legislation making price parity agreements illegal, and it is possible other countries may adopt similar legislation in the future. For example, in August 2015, French legislation known as the "Macron Law" became effective. Among other things, the Macron Law makes price parity agreements illegal, including the narrow price parity agreements agreed to by the French NCA in April 2015. Legislation prohibiting narrow price parity agreements became effective in Austria on December 31, 2016 and in Italy on August 29, 2017. A motion calling on the Swiss government to introduce legislation prohibiting the narrow price parity clause was approved by the Swiss Parliament on September 18, 2017. In July 2017, a Belgian government minister announced plans to put forward a similar proposal before the Belgian Parliament. It is not yet clear how the Macron Law, the Austrian or Italian legislation or the proposed Swiss or Belgian legislation may affect the Company's business in the long term.

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

On August 5, 2016, the tax appeal court of the State of Hawaii ruled that online travel companies, including the Company, owe General Excise Tax (GET) on the gross amounts collected from consumers on rental car reservations.  The tax appeal court rejected the online travel companies' arguments that GET applies only to amounts retained by online travel companies and does not include amounts paid to rental car company suppliers.  The online travel companies argued that GET should not apply to gross amounts charged to consumers for rental car reservations pursuant to the 2015 decision of the Hawaii Supreme Court in Travelocity.com, L.P., et al. v. Director of Taxation that GET applies to amounts retained by online travel companies for hotel reservations and not for gross amounts charged to consumers.  The tax appeal court declined to follow that precedent and entered judgment on April 25, 2017. Both the OTCs and the Hawaiian Director of Taxation appealed the decision, with the Director seeking GET on the full amount charged to consumers in all car rental transactions (including package transactions), and the OTCs arguing that GET applies only to the amounts they retain in all car rental transactions. In order to appeal the decision, the Company paid the judgment of $13.1 million in May 2017, which was recorded in "Other assets" in the Unaudited Consolidated Balance Sheet at September 30, 2017.

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

As a result of the travel transaction tax litigation generally and other attempts by U.S. jurisdictions to levy similar taxes, the Company has established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $24 million and $27 million at September 30, 2017 and December 31, 2016, respectively. The Company's legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual loss may be less or greater, potentially significantly, than the liability recorded. An estimate of a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

Patent Infringement

On February 9, 2015, International Business Machines Corporation ("IBM") filed a complaint in the U.S. District Court for the District of Delaware against The Priceline Group Inc. and its subsidiaries KAYAK Software Corporation, OpenTable, Inc. and priceline.com LLC (the "Subject Companies"). In the complaint, IBM alleges that the Subject Companies have infringed four IBM patents (the '967, '849, '601 and '346 patents) that IBM claims relate to the presentation of applications and advertising in an interactive service, preserving state information in online transactions and single sign-on processes in a computing environment and seeks unspecified damages (including a request that the amount of compensatory damages be trebled), injunctive relief and costs and reasonable attorneys’ fees. The Subject Companies believe the claims to be without merit and are contesting them. A mediation in the case was held on May 23, 2017 before the Magistrate Judge. Concurrently with the litigation, the Subject Companies filed two Inter Partes Review ("IPR") petitions and four Covered Business Method ("CBM") petitions for the patents-in-suit with the U.S. Patent and Trademark Office (the "PTAB"). The PTAB denied a full review of one of the IPR petitions and granted a full review of the other IPR petition, and denied a full review of the four CBM petitions. On August 7, 2017, the PTAB issued its final decisions in the IPR proceedings related to the '346 patent and found that certain claims were unpatentable and invalid. IBM has appealed this decision. There are currently two asserted claims arising under the '346 patent that were not the subject of the IPR proceedings and thus remain in the case before the district court. Expert discovery has concluded, and on September 18, 2017, the District Court ruled on the parties' cross-motions for summary judgment. The Court held that the Subject Companies did not infringe one of the patents, the '849 patent, as a matter of law. IBM has moved for reconsideration. The '967, '601 and '346 patents remain in the case, which is scheduled to be tried in the District Court in January 2018. An estimate of a reasonably possible loss or range of loss cannot be made.

French Tax Matter

French tax authorities conducted an audit of Booking.com of the years 2003 through 2012. They are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income taxes and value-added taxes. In December 2015, the French tax authorities issued Booking.com assessments related to those tax years for approximately 356 million Euros, the majority of which would represent penalties and interest. The Company believes that Booking.com has been, and continues to be, in compliance with French tax law, and the Company intends to contest the assessments. The Company's objection to the assessments was denied by the French tax authorities. If the Company is unable to resolve the matter with the French authorities, it would expect to challenge the assessments in the French courts. In order to contest the assessments in court, the Company may be required to pay, upfront, the full amount or a significant part of any such assessments, though such payment would not constitute an admission by the Company that it owes the taxes. Alternatively, any resolution or settlement of the matter with the French authorities may also require payment as part of such resolution or settlement. French authorities have begun a similar audit of the tax years 2013 through 2015, which could result in additional assessments.

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

Contingent Consideration for Business Acquisitions

As of September 30, 2017 and December 31, 2016, the Company's Unaudited Consolidated Balance Sheets included a long-term liability of approximately $9 million for estimated contingent payments, which was considered a "Level 3" fair value measurement (see Note 5). The estimated acquisition-date contingent liability is based upon the probability-weighted average payments for specific performance factors from the acquisition date through the performance period which ends at March 31, 2019. The range of undiscounted outcomes for the estimated contingent payments is approximately $0 to $90 million.

Building Construction

In September 2016, the Company signed a turnkey agreement to construct an office building in the Netherlands, which will be the future headquarters of the Booking.com business. The turnkey agreement provided for payments by Booking.com of approximately 270 million Euros and consists of two components, land use rights and the building to be constructed. Upon signing this agreement, Booking.com paid approximately 48 million Euros to the developer, which included approximately 43 million Euros for the acquired land use rights and approximately 5 million Euros for the building construction. The land use rights are included in "Other assets" and the building construction-in-progress is included in "Property and equipment, net" in the Unaudited Consolidated Balance Sheets at September 30, 2017 and December 31, 2016. The land use rights asset and required future lease payments to the Municipality in Amsterdam of approximately 60 million Euros are recognized as rent expense on a straight-line basis over the remaining 49-year term of the lease and are recorded in general and administrative expense in the consolidated statements of operations. Booking.com expects to pay approximately 34 million Euros related to the building construction in the first quarter of 2018, with the remaining amount being paid periodically after the first quarter of 2018 until the expected completion of the building in late 2020. The Company will also make additional capital expenditures to fit out and furnish the office space. The Company expects all future payments to be made from its international cash.

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

Our international business represents the substantial majority of our financial results, and we expect our operating results and other financial metrics to continue to be largely driven by international performance. The size of the travel market outside of the United States is substantially greater than that within the United States. Historically, internet use and e-commerce activity of international consumers have trailed that of consumers in the United States. However, international consumers are increasingly moving to online means for purchasing travel. Accordingly, recent international online travel growth rates have exceeded, and are expected to continue to exceed, the growth rates within the United States. We expect that over the long term, international online travel growth rates will follow a similar trend to that experienced in the United States. In addition, the base of hotel properties in Europe and Asia is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains. We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States. We believe these trends and factors have enabled us to become the leading online accommodation reservation service provider in the world as measured by room nights booked. We believe that the opportunity to continue to grow our business exists for the markets in which we operate.

Our growth has primarily been generated by our worldwide accommodation reservation service brand, Booking.com, which is our most significant brand, and has been due, in part, to the availability of a large and growing number of instantly bookable properties through Booking.com. Booking.com included over 1,473,000 properties on its website as of September 30, 2017, which included over 816,000 vacation rental properties (updated property counts are available on the Booking.com website), and compares to over 1,042,000 properties (including over 517,000 vacation rental properties) as of September 30, 2016.

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

As part of our strategy to increase the number and variety of accommodations available on Booking.com, Booking.com is increasingly processing transactions on a merchant basis where it facilitates payments on behalf of customers. This allows Booking.com to process transactions for properties that do not accept credit cards and to increase its ability to offer flexible transaction terms to consumers, such as the form and timing of payment. Although we incur additional payment processing costs, chargebacks and other costs related to these transactions, which are recorded as sales and marketing expenses in our consolidated statements of operations and which negatively impact our operating margins, we believe that adding these types of properties and service offerings will benefit our customers and our gross bookings, room night and earnings growth rates.

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
As noted earlier, our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. As a result of currency exchange rate changes, our foreign-currency-denominated net assets, gross bookings, gross profit, operating expenses and net income have been positively impacted as expressed in U.S. Dollars for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. For example, gross profit from our international operations grew 23.0% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, but, without the positive impact of changes in currency exchange rates, grew year-over-year on a constant-currency basis by approximately 20%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated long-term debt, and accrued interest thereon, provide a natural hedge against the impact of currency exchange rate fluctuations on the net assets of certain of our Euro functional currency subsidiaries (see Note 7 to the Unaudited Consolidated Financial Statements). For more information, see Part II Item 1A Risk Factors - "We are exposed to fluctuations in currency exchange rates."
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
We have observed an increase in promotional pricing to closed user groups (such as loyalty program participants or consumers with registered accounts), including through mobile apps. In addition, many large hotel chains and OTCs have launched initiatives, such as increased discounting and incentives, to encourage consumers to book accommodations through their websites.

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

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Both our performance and brand advertising expenses have increased significantly in recent years, a trend we expect to continue. For the nine months ended September 30, 2017 and 2016, our total performance advertising expense was approximately $3.4 billion and $2.7 billion, respectively, primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our websites. We also invested approximately $307 million and $255 million in brand advertising for the nine months ended September 30, 2017 and 2016, respectively, primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook) and online display advertising. We intend to continue a strategy of promoting brand awareness through both online and offline advertising efforts, including by expanding brand campaigns into additional markets. We have observed increased brand advertising by OTCs, meta-search services and travel service providers, particularly in North America and Europe, which may make our brand advertising efforts more expensive and less effective.

Performance advertising efficiency, expressed as performance advertising expense as a percentage of gross profit, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs per click and reduce our performance advertising efficiency. We have also experienced increasing cancellation rates, which we expect to continue and which negatively affects our advertising efficiency and results of operations. Changes by Google in how it presents travel search results, including by placing its own offerings at or near the top of search results, or the manner in which it conducts the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites. Similarly, changes by our other search and meta-search partners in how they present travel search results or the manner in which they conduct the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites. We have observed a long-term trend of decreasing performance advertising returns on investment ("ROIs"), a trend we expect to continue, though the rate of decrease may fluctuate and there may be periods of stable or increasing ROIs from time to time. In addition, we may from time to time, as we did in the third quarter of 2017, pursue a strategy of improving our performance advertising ROIs, which could negatively impact growth and positively impact performance advertising efficiency. See Part II Item 1A Risk Factors - "We rely on performance and brand advertising channels to generate a significant amount of traffic to our websites and grow our business." and "Our business could be negatively affected by changes in internet search engine algorithms and dynamics or traffic-generating arrangements."

The national competition authorities ("NCAs") of many governments have conducted or are conducting investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. Some countries have adopted or proposed legislation that could also affect business practices within the online travel industry. For example, France and Italy, among others, have adopted legislation making price parity agreements illegal and similar legislation is under consideration in other countries. For more information on these investigations and their potential effects on our business, see Note 11 to our Unaudited Consolidated Financial Statements and Part II Item 1A Risk Factors - "As the size of our business grows, we may become increasingly subject to the scrutiny of anti-trust and competition regulators." In addition to the price parity investigations, from time to time NCAs, other governmental agencies, trade associations and private parties take legal actions, including commencing legal proceedings, that may affect our operations.  For example, in March 2017, in connection with a lawsuit begun in 2015 by the Association of Turkish Travel Agencies claiming that Booking.com is required to meet certain registration requirements in Turkey, a Turkish court unexpectedly ordered Booking.com to suspend offering Turkish hotels and accommodations to Turkish residents.  Although Booking.com is appealing the order and believes it to be without basis, this order has had, and is likely to continue to have, a negative impact on our growth and results of operations.

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

Other Factors

We believe that our future success depends in large part on our ability to continue to profitably grow our brands worldwide, and, over time, to offer other travel and travel-related services. Factors beyond our control, such as worldwide recession, oil prices, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Zika and MERS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities or travel-related accidents, can disrupt travel or otherwise result in declines in travel demand. Because these events or concerns are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our business and results of operations. See Part II Item 1A Risk Factors - "Declines or disruptions in the travel industry could adversely affect our business and financial performance."

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

Critical Accounting Policies and Estimates for Valuation of Goodwill, Long-Lived Assets and Intangibles

A substantial portion of our intangibles and goodwill relates to the acquisition of OpenTable in July 2014 and KAYAK in May 2013. As of September 30, 2017, we performed our annual quantitative goodwill impairment test. Other than OpenTable, the fair values of our reporting units substantially exceeded their respective carrying values.

OpenTable

We estimated OpenTable’s fair value using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approaches (EBITDA multiples of comparable publicly-traded companies and precedent transactions). At September 30, 2017, OpenTable's fair value was approximately 18% higher than its fair value at September 30, 2016, which reflects performance that exceeded forecast.

Despite this increase in fair value, OpenTable's carrying value was approximately 6% higher than its fair value at September 30, 2017, thus failing Step 1 of the goodwill impairment test. Therefore, we engaged a third-party valuation firm to develop a hypothetical purchase price allocation (Step 2). The results of Step 2 indicate there is no goodwill impairment at September 30, 2017 because the implied fair value of OpenTable's goodwill exceeded its carrying value by approximately 24%. In addition, we tested the recoverability of OpenTable’s other long-lived assets and concluded there was no impairment as of September 30, 2017.

Future events and changing market conditions may lead us to re-evaluate the assumptions reflected in the current forecast, including key assumptions regarding OpenTable's expected growth rates and operating margins and the success and timing of its international expansion and other growth initiatives, as well as other key assumptions with respect to matters outside of our control, such as discount rates, currency exchange rates and market EBITDA comparables. If OpenTable does not achieve the results currently expected or if any of the assumptions underlying our estimate of the fair value of the OpenTable business prove to be incorrect, we may refine our forecast for the OpenTable business and recognize an additional goodwill impairment, which could have a material adverse effect on our results of operations.

Results of Operations
Three and Nine Months Ended September 30, 2017 compared to the Three and Nine Months Ended September 30, 2016

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

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the three and nine months ended September 30, 2017 and 2016 were as follows (numbers may not total due to rounding):

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2017	2016	Change	2017	2016	Change
Agency	$18,594	$15,757	18.0%	$54,681	$45,660	19.8%
Merchant	3,168	2,703	17.2%	8,564	7,316	17.1%
Total	$21,762	$18,460	17.9%	$63,245	$52,975	19.4%

Gross bookings increased by 17.9% and 19.4% for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016 (growth on a constant-currency basis was approximately 16% and 20%, respectively), almost entirely due to growth of 18.6% and 22.2%, respectively, in accommodation room night reservations. Accommodation ADRs on a constant-currency basis were down approximately 1% and relatively unchanged for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016. For the three months ended September 30, 2017, foreign exchange rate fluctuations benefited gross bookings growth in U.S. Dollars, but were a detriment to gross bookings growth in U.S. Dollars for the nine months ended September 30, 2017. We believe that unit growth rates and total gross bookings and gross profit growth on a constant-currency basis, each of which exclude the impact of foreign exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

Agency gross bookings are derived from travel-related transactions where we do not facilitate payments for the travel services provided. Agency gross bookings increased by 18.0% and 19.8% for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016, almost entirely due to the growth in gross bookings from Booking.com agency retail accommodation room night reservations.

Merchant gross bookings are derived from services where we facilitate payments for the travel services provided. Merchant gross bookings increased by 17.2% and 17.1% for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016. Approximately 95% and 90% of the increases were due to growth in gross bookings from our merchant accommodation reservation services for the three months and nine months ended September 30, 2017, respectively, compared to the three months and nine months ended September 30, 2016. Growth in our merchant gross bookings from rental car reservation services also contributed to this growth, partially offset by a decrease in merchant airline ticket reservations.

Accommodation room nights, rental car days and airline tickets reserved through our services for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2017	2016	Change	2017	2016	Change
Room Nights	177.5	149.6	18.6%	521.6	426.8	22.2%
Rental Car Days	19.0	18.0	5.5%	58.3	52.7	10.7%
Airline Tickets	1.7	1.9	(11.8)%	5.3	5.7	(7.6)%

Accommodation room night reservations increased by 18.6% and 22.2% for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016, primarily due to strong execution by our brand teams to add new properties to our accommodation reservation services, advertise our brands to consumers and provide a continuously improving experience for customers on our desktop and mobile platforms, as well as the ongoing shift from offline to online for travel bookings.

Rental car day reservations increased by 5.5% and 10.7% for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016, due to strong execution by our brand teams to advertise our brands to consumers and provide a continuously improving experience for customers on our desktop and mobile platforms, as well as the ongoing shift from offline to online for travel bookings.

Airline ticket reservations decreased by 11.8% and 7.6% for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016, due to a decline in priceline.com's retail airline ticket reservations and the discontinuation on September 1, 2016 of priceline.com’s Name Your Own Price® airline ticket reservation offering.

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

•
Merchant revenues are derived from services where we facilitate payments for the travel services provided. Merchant revenues include (1) transaction net revenues (i.e., the amount charged to a customer, less the amount charged to us by travel service providers) and travel reservation commissions in connection with (a) the accommodation reservations provided through our merchant retail accommodation reservation services at agoda.com, Booking.com and priceline.com, (b) the reservations provided through our merchant rental car service at Rentalcars.com, and (c) the reservations provided through our priceline.com’s Express Deals® reservation services; (2) ancillary fees, including damage excess waiver and travel insurance fees and certain GDS reservation booking fees; (3) transaction revenues representing the price of Name Your Own Price® reservations charged to a customer (with a corresponding travel service provider cost recorded in cost of revenues); and (4) customer processing fees charged in connection with (a) the merchant retail accommodation reservation services at priceline.com and agoda.com and (b) priceline.com's opaque reservation services.

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

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2017	2016	Change	2017	2016	Change
Agency Revenues	$3,523,706	$2,892,449	21.8%	$7,641,390	$6,245,439	22.4%
Merchant Revenues	684,289	620,290	10.3%	1,624,467	1,608,189	1.0%
Advertising and Other Revenues	226,034	177,813	27.1%	612,132	540,945	13.2%
Total Revenues	$4,434,029	$3,690,552	20.1%	$9,877,989	$8,394,573	17.7%

Agency Revenues

Agency revenues increased by 21.8% and 22.4% for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016, almost entirely due to growth in agency accommodation room night reservations at Booking.com.

Merchant Revenues

Merchant revenues increased by 10.3% and 1.0% for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016, primarily due to increases in our merchant price-disclosed accommodation and rental car reservation services, partially offset by a significant decrease in revenues from priceline.com's Name Your Own Price® reservation services. On September 1, 2016, priceline.com's Name Your Own Price® airline ticket reservation offering was discontinued. Our priceline.com Name Your Own Price® reservation services, which declined year-over-year, are recorded "gross" in revenue with a corresponding travel service provider cost recorded in cost of revenues. Our other merchant revenues, which in total grew year-over-year, are recorded in revenue "net" of travel service provider costs. As a result, changes in Name Your Own Price® reservation revenue disproportionately affect merchant revenues as compared to our other merchant revenues.

Advertising and Other Revenues

Advertising and other revenues during the three and nine months ended September 30, 2017 consisted primarily of advertising revenues, restaurant reservation revenues and subscription revenues for restaurant reservation management services. Advertising and other revenues increased by 27.1% and 13.2% for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016, primarily due to the inclusion of the Momondo Group amounting to approximately $33 million in revenue since its acquisition on July 24, 2017, other growth in our KAYAK business and increased diner reservation volumes at OpenTable.

Cost of Revenues

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2017	2016	Change	2017	2016	Change
Cost of Revenues	$59,476	$101,489	(41.4)%	$217,387	$356,242	(39.0)%

For the three and nine months ended September 30, 2017, cost of revenues consisted primarily of: (1) the cost paid to travel service providers for priceline.com's Name Your Own Price® and vacation package reservation services, net of applicable taxes and charges; and (2) fees paid to third parties by KAYAK and priceline.com to return travel itinerary information for consumer search queries. Cost of revenues decreased by 41.4% and 39.0% for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016, primarily due to a decrease in priceline.com's Name Your Own Price® reservation services.

Agency revenues have no cost of revenue.

Gross Profit

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2017	2016	Change	2017	2016	Change
Gross Profit	$4,374,553	$3,589,063	21.9%	$9,660,602	$8,038,331	20.2%
Gross Margin	98.7%	97.3%		97.8%	95.8%

Total gross profit increased by 21.9% and 20.2% for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016 (growth on a constant-currency basis was approximately 19% and 20%, respectively). Gross profit from our accommodation reservation services contributed approximately 90% of the increase. In addition, the inclusion of the Momondo Group since its acquisition on July 24, 2017 contributed approximately $33 million of gross profit. Total gross margin (gross profit as a percentage of total revenue) increased during the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, because our revenues are disproportionately affected by priceline.com's Name Your Own Price® reservation services. Name Your Own Price® reservation services are recorded "gross" in revenue with a corresponding travel service provider cost recorded in cost of revenues, and in the three and nine months ended September 30, 2017 these revenues represented a smaller percentage of total revenues than in the three and nine months ended September 30, 2016. Our price-disclosed reservation services, which are recorded in revenue "net" of travel service provider costs, have been growing and priceline.com's Name Your Own Price® reservation services have been declining. As a result, we believe that gross profit is an important measure for evaluating growth in our business.

Gross profit as a percentage of gross bookings was 20.1% and 15.3% for the three and nine months ended September 30, 2017, respectively, as compared to 19.4% and 15.2% for the three and nine months ended September 30, 2016. Gross profit as a percentage of gross bookings increased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to the timing of booking versus travel, as well as the inclusion of the Momondo Group since its acquisition on July 24, 2017.

Our international operations accounted for approximately $4.0 billion and $8.6 billion of our gross profit for the three and nine months ended September 30, 2017, respectively, compared to $3.3 billion and $7.1 billion for the three and nine months ended September 30, 2016, respectively. Gross profit attributable to our international operations increased by 23.0% and 21.8% for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016 (growth on a constant-currency basis was approximately 20% and 22%, respectively). Gross profit attributable to our U.S. businesses increased by 10.9% and 8.3% for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016, due to growth in gross profit for all of our U.S. businesses.

Operating Expenses

Advertising

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2017	2016	Change	2017	2016	Change
Performance Advertising	$1,224,345	$1,040,149	17.7%	$3,352,707	$2,740,821	22.3%
% of Total Gross Profit	28.0%	29.0%		34.7%	34.1%
Brand Advertising	$112,796	$72,792	55.0%	$306,995	$254,958	20.4%
% of Total Gross Profit	2.6%	2.0%		3.2%	3.2%

We rely on performance advertising channels to generate a significant amount of traffic to our websites. Performance advertising expenses consist primarily of the costs of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) other performance-based advertisements. For the three and nine months ended September 30, 2017, performance advertising expenses increased compared to the three and nine months ended September 30, 2016, to generate increased gross bookings and gross profit. We adjust our performance advertising spend based on our growth and profitability objectives and the expected performance of our performance advertising channels. Performance advertising as a percentage of gross profit for the three months ended September 30, 2017 decreased compared to the three months ended September 30, 2016 due to the timing of performance advertising spend relative to when associated revenue is recognized, as well as changes in the share of traffic by channel. We recognize the substantial majority of our performance advertising expenses as they are incurred, which is typically in the quarter in which the associated reservations are booked. In contrast, we generally do not recognize revenue from these reservations until the travel occurs, which can be in a quarter other than when the reservations are booked. In addition, we may from time to time, as we did in the third quarter of 2017, pursue a strategy of improving our performance advertising ROIs, which could negatively impact growth and positively impact performance advertising efficiency. Performance advertising as a percentage of gross profit for the nine months ended September 30, 2017 increased compared to the nine months ended September 30, 2016 due to lower ROIs and changes in share of traffic by channel.

Brand advertising expenses consist mainly of television advertising, online video advertising (including the airing of our television advertising online) and online display advertising. For the three and nine months ended September 30, 2017, brand advertising expenses increased by 55.0% and 20.4%, respectively, compared to the three and nine months ended September 30, 2016, primarily due to increased brand advertising to support our brands Booking.com, KAYAK, which includes expenses related to the Momondo Group since its acquisition on July 24, 2017, and priceline.com.

Sales and Marketing

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2017	2016	Change	2017	2016	Change
Sales and Marketing	$165,539	$124,865	32.6%	$411,309	$322,710	27.5%
% of Total Gross Profit	3.8%	3.5%		4.3%	4.0%

Sales and marketing expenses consist primarily of: (1) credit card and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) promotional and public relations costs; (4) customer relations costs; (5) provisions for bad debt, primarily related to agency accommodation commission receivables; and (6) provisions for customer chargebacks associated with merchant transactions. For the three and nine months ended September 30, 2017, sales and marketing expenses, which are substantially variable in nature, increased compared to the three and nine months ended September 30, 2016 due primarily to increased transaction volumes, as well as higher promotional and public relations costs and higher bad debt expense related to accommodation commission receivables.

Personnel

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2017	2016	Change	2017	2016	Change
Personnel	$483,438	$347,610	39.1%	$1,220,176	$988,615	23.4%
% of Total Gross Profit	11.1%	9.7%		12.6%	12.3%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes, and employee health and other benefits. Personnel expenses increased during the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, primarily due to (1) increases in aggregate salaries of approximately $70 million and $163 million for the three and nine months ended September 30, 2017, respectively, primarily related to headcount growth to support our business and (2) an increase of approximately $33 million in our annual bonus accrual for the three months ended September 30, 2017, almost entirely at Booking.com. Stock-based compensation was $66.4 million and $192.2 million for the three and nine months ended September 30, 2017, respectively, compared to $54.1 million and $175.1 million for the three and nine months ended September 30, 2016, respectively. Stock-based compensation expense increased during the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, primarily due to an increase in our headcount.

General and Administrative

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2017	2016	Change	2017	2016	Change
General and Administrative	$142,823	$114,586	24.6%	$420,004	$340,273	23.4%
% of Total Gross Profit	3.3%	3.2%		4.3%	4.2%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) personnel-related expenses such as travel, relocation, recruiting and training expenses; and (3) fees for outside professionals, including litigation expenses. General and administrative expenses increased during the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, due primarily to higher personnel-related, occupancy and office expenses associated with increased headcount to support the expansion of our international businesses. General and administrative expenses during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, also included a $7 million litigation accrual and higher fees for outside professionals, including professional fees related to our acquisition of the Momondo Group.

Information Technology

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2017	2016	Change	2017	2016	Change
Information Technology	$47,901	$36,389	31.6%	$132,677	$104,974	26.4%
% of Total Gross Profit	1.1%	1.0%		1.4%	1.3%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) data communications and other expenses associated with operating our services; (3) outsourced data center costs; and (4) payments to outside consultants. Information technology expenses increased during the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, due primarily to growth in our worldwide operations.

Depreciation and Amortization

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2017	2016	Change	2017	2016	Change
Depreciation and Amortization	$95,910	$78,745	21.8%	$265,212	$229,328	15.6%
% of Total Gross Profit	2.2%	2.2%		2.7%	2.9%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation of computer equipment; (3) depreciation of internally developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. Depreciation and amortization expenses increased during the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, primarily as a result of increased depreciation expenses due to capital expenditures for additional data center capacity and office build-outs to support growth and geographic expansion, the inclusion of intangible amortization for the Momondo Group since its acquisition on July 24, 2017, as well as increased capitalized software development costs.

Impairment of Goodwill

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2017	2016	Change	2017	2016	Change
Impairment of Goodwill	$—	$940,700	N/A	$—	$940,700	N/A
% of Total Gross Profit	N/A	26.2%		N/A	11.7%

During the three months ended September 30, 2016, we recognized a non-cash impairment charge for goodwill related to OpenTable, which is not tax deductible, of $940.7 million (see Note 6 to the Unaudited Consolidated Financial Statements and Critical Accounting Policies and Estimates included in this Management's Discussion and Analysis of Financial Condition and Results of Operations).

Other Income (Expense)

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2017	2016	Change	2017	2016	Change
Interest Income	$41,483	$24,218	71.3%	$110,296	$65,857	67.5%
Interest Expense	(66,338)	(55,480)	19.6%	(182,997)	(152,664)	19.9%
Foreign Currency Transactions and Other	(10,101)	(4,431)	128.0%	(21,249)	(15,362)	38.3%
Impairment of Cost-method Investments	—	—	N/A	—	(63,208)	N/A
Total	$(34,956)	$(35,693)	(2.1)%	$(93,950)	$(165,377)	(43.2)%

For the three and nine months ended September 30, 2017, interest income on cash and marketable securities increased, compared to the three and nine months ended September 30, 2016, primarily due to an increase in the average invested balance and higher yields. Interest expense increased for the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, primarily due to interest expense attributable to our Senior Notes issued in March 2017 and August 2017. For the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, this increase in interest expense is also attributable to our Senior Notes issued in May 2016. See Note 7 to our Unaudited Consolidated Financial Statements.

Foreign currency transactions and other includes foreign currency gains or losses on derivative contracts, foreign currency transaction gains or losses, including costs related to foreign currency transactions, net realized gains or losses on investments and other income or expense.

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operating results into U.S. Dollars upon consolidation resulted in foreign currency losses of $1.1 million and $1.3 million for the three and nine months ended September 30, 2017, respectively. The impact of foreign exchange fluctuations was insignificant for the three and nine months ended September 30, 2016.

Foreign currency transaction losses, including costs related to foreign currency transactions, resulted in foreign currency losses of $8.4 million and $21.4 million for the three and nine months ended September 30, 2017, respectively, and foreign currency losses of $4.9 million and $15.0 million for the three and nine months ended September 30, 2016, respectively.

During the nine months ended September 30, 2016, we recognized impairments of $63.2 million related to cost-method investments (see Note 4 to the Unaudited Consolidated Financial Statements).

Income Taxes

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2017	2016	Change	2017	2016	Change
Income Tax Expense	$346,454	$291,517	18.8%	$561,349	$489,496	14.7%
% of Total Earnings Before Income Taxes	16.8%	36.6%		16.2%	25.1%

Our 2017 effective tax rates differ from the U.S. federal statutory tax rate of 35%, primarily due to lower international tax rates and current year excess tax benefits of $1.3 million and $13.9 million for the three and nine months ended September 30, 2017, respectively, recognized from vesting of equity awards pursuant to the adoption of an accounting update effective January 1, 2017 (see Note 1 to the Unaudited Consolidated Financial Statements), partially offset by certain non-deductible expenses. Our 2016 effective tax rates differ from the U.S. federal statutory tax rate of 35%, primarily due to the non-deductible impairment charge for goodwill of $940.7 million related to OpenTable recognized in the third quarter of 2016 (see Note 6 to the Unaudited Consolidated Financial Statements) and the impairment of the Company's cost-method investment in Hotel Urbano of $60 million recognized in the first half of 2016 (see Note 4 to the Unaudited Consolidated Financial Statements), partially offset by lower international tax rates and U.S. state tax law changes in the second quarter of 2016 that resulted in a net decrease to deferred tax liabilities associated with acquired intangible assets.

Our effective tax rates were lower for the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016, primarily as a result of the non-deductible impairment charges in 2016 referred to above, an increased proportion of our income being taxed at lower international tax rates due to the growth of our international businesses and current year excess tax benefits recognized from vesting of equity awards. The decrease in our effective tax rate for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was partially offset by tax benefits recorded in the second quarter of 2016 arising from U.S. state tax law changes that resulted in a net decrease to deferred tax liabilities associated with acquired intangible assets.

A portion of Booking.com's earnings during the three and nine months ended September 30, 2017 and 2016 qualified for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those periods. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not "innovative" or for any other reason, would substantially increase our effective tax rate and adversely impact our results of operations. See Part II Item 1A Risk Factors - " We may not be able to maintain our 'Innovation Box Tax' benefit."

Liquidity and Capital Resources

As of September 30, 2017, we had $18.4 billion in cash, cash equivalents, short-term investments and long-term investments. Approximately $15.9 billion is held by our international subsidiaries and is denominated primarily in U.S. Dollars and Euros and, to a lesser extent, British Pounds Sterling and other currencies. Cash equivalents, short-term investments and long-term investments are comprised of U.S. and international corporate bonds, U.S. and international government securities, high-grade commercial paper, U.S. government agency securities, convertible debt securities and American Depositary Shares ("ADSs") of Ctrip, money market funds and time deposits (see Note 5 to the Unaudited Consolidated Financial Statements).

We intend to indefinitely reinvest the unremitted earnings of our international subsidiaries outside of the United States. At December 31, 2016, we had approximately $13.0 billion of cumulative unremitted international earnings. We estimated that the deferred tax liability we would record if such earnings were not indefinitely reinvested internationally was approximately $2.3 billion as of December 31, 2016. If we repatriate cash to the United States, we would utilize our available net operating loss carryforwards and beyond that amount incur additional tax payments in the United States.

On October 23, 2017, we invested $450 million in Meituan-Dianping through the purchase of preferred shares. On July 24, 2017, we acquired the Momondo Group for $555.5 million. Both transactions were funded using our international cash.

In August 2017, we issued Senior Notes due March 15, 2023, with an interest rate of 2.75% (the "2023 Notes"), and Senior Notes due March 15, 2028, with an interest rate of 3.55% (the "2028 Notes"), each having an aggregate principal amount of $500 million. Interest on the 2023 Notes and the 2028 Notes is payable semi-annually on March 15 and September 15, beginning March 15, 2018. In March 2017, we issued Senior Notes due March 10, 2022, with an interest rate of 0.8% (the "March 2022 Notes") for an aggregate principal amount of 1.0 billion Euros. Interest on the March 2022 Notes is payable annually on March 10, beginning March 10, 2018. The net proceeds of these notes may be used for general corporate purposes, which may include share repurchases, repayment of debt and acquisitions. See Note 7 to the Unaudited Consolidated Financial Statements for further details on the 2023 Notes, 2028 Notes and March 2022 Notes.

In June 2015, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. Borrowings under the revolving credit facility will bear interest, at our option, at a rate per annum equal to either (i) the adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 0.875% to 1.50%; or (ii) the greatest of (a) Bank of America, N.A.'s prime lending rate, (b) the federal funds rate plus 0.50%, and (c) an adjusted LIBOR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.00% to 0.50%. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.085% to 0.20%. The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes, which could include acquisitions, share repurchases or debt repayments. As of September 30, 2017, there were no borrowings outstanding and approximately $3.8 million of letters of credit issued under the facility.

Our Convertible Senior Notes due March 15, 2018, with an interest rate of 1.0% (the "2018 Notes"), are convertible at the option of the holders as of September 30, 2017 and mature in March 2018 and, accordingly, we reported the carrying value of the 2018 Notes as a current liability in our Unaudited Consolidated Balance Sheet as of September 30, 2017. During the period from October 1, 2017 through November 3, 2017, we received notices for conversion of $196.1 million aggregate principal amount of our 2018 Notes. If note holders exercise their option to convert, we are required to repay the principal amount of the 2018 Notes in cash and may deliver shares of common stock or cash, at our option, to satisfy the conversion value in excess of the principal amount.

As of September 30, 2017, we had a remaining aggregate amount of $3.1 billion authorized by our Board of Directors to purchase our common stock. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital and other factors. We expect to use cash on hand and cash generated by our operations in the United States to fund our share repurchases. We may also utilize our revolving credit facility or raise funds through the debt capital markets to fund share repurchases. During the nine months ended September 30, 2017, we repurchased 632,006 shares of our common stock for an aggregate cost of $1.1 billion. During the period from October 1, 2017 through November 3, 2017, we repurchased 86,882 additional shares for an aggregate cost of $166.1 million.

In September 2016, we signed a turnkey agreement to construct an office building in the Netherlands for the future headquarters of Booking.com for approximately 270 million Euros. Upon signing the agreement, we paid approximately 48 million Euros to the developer, principally related to acquired land use rights, and we expect to pay approximately 34 million Euros related to building construction in the first quarter of 2018, with the remaining amount being paid periodically after the first quarter of 2018 until the expected completion of the building in late 2020. We will also make additional capital expenditures to fit out and furnish the office space. We expect all payments for this project to be made from international cash. See Note 11 to the Unaudited Consolidated Financial Statements.

Net cash provided by operating activities for the nine months ended September 30, 2017 was $3.5 billion, resulting from net income of $2.9 billion and a favorable impact of $535.5 million for non-cash items and favorable changes in working capital and other assets and liabilities of $56.7 million. For the nine months ended September 30, 2017, prepaid expenses and other current assets increased by $136.3 million, primarily related to prepayments of Netherlands income taxes to earn prepayment discounts, principally by Booking.com. For the nine months ended September 30, 2017, accounts receivable increased by $479.2 million, primarily related to increases in business volumes. For the nine months ended September 30, 2017, accounts payable, accrued expenses and other current liabilities increased by $641.0 million, primarily related to increases in business volumes. Due to the typical seasonality of our business, our gross bookings and revenues are generally higher in the third quarter of the year than in the fourth quarter of the year which typically results in higher accounts receivable, deferred merchant bookings, accounts payable and accrued expenses at September 30 compared to December 31. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, and amortization of debt discount on our convertible notes.

Net cash provided by operating activities for the nine months ended September 30, 2016 was $2.9 billion, resulting from net income of $1.5 billion, a favorable impact of $1.5 billion for non-cash items, partially offset by net unfavorable changes in working capital and other assets and liabilities of $72.1 million. For the nine months ended September 30, 2016, prepaid expenses and other current assets increased by $104.1 million, primarily related to prepayments of 2016 income taxes in the first and third quarter to earn prepayment discounts, principally by Booking.com. For the nine months ended September 30, 2016, accounts receivable increased $470.3 million and accounts payable, accrued expenses and other current liabilities increased by $523.3 million, primarily related to the aforementioned business seasonality and increases in business volumes. Non-cash items were principally associated with impairment of goodwill, stock-based compensation expense, depreciation and amortization, impairment of cost-method investments, amortization of debt discount on our convertible notes, deferred income taxes and excess tax benefits on stock-based awards and other equity deductions.

Net cash used in investing activities was $3.6 billion for the nine months ended September 30, 2017, principally resulting from net purchases of investments of $2.9 billion and acquisitions and other investments, net of cash acquired, of $552.8 million. Net cash used in investing activities was $2.2 billion for the nine months ended September 30, 2016, principally resulting from net purchases of investments of $2.0 billion and $48.5 million for the acquisition of land use rights.  Cash invested in the purchase of property and equipment was $223.7 million and $168.1 million in the nine months ended September 30, 2017 and 2016, respectively.

Net cash provided by financing activities was $821.5 million for the nine months ended September 30, 2017, which primarily consisted of total proceeds of $2.0 billion from the issuance of Senior Notes and the proceeds from the exercise of employee stock options of $4.3 million, partially offset by payments for repurchase of common stock of $1.1 billion, payments related to the conversion of Senior Notes of $89.6 million and payment of debt of $15.1 million assumed in the acquisition of the Momondo Group. Net cash provided by financing activities was $253.6 million for the nine months ended September 30, 2016, which primarily consisted of net proceeds of $994.7 million from the issuance of Senior Notes and the exercise of employee stock options of $13.3 million, partially offset by payments for repurchase of common stock of $754.3 million.

Contingencies

French tax authorities conducted an audit of the years 2003 through 2012 to determine whether Booking.com is in compliance with its tax obligations in France. Booking.com received formal assessments in December 2015 in which the French tax authorities claim that Booking.com has a permanent establishment in France and seek to recover unpaid income taxes and value-added taxes of approximately 356 million Euros, the majority of which would represent penalties and interest.  We believe that Booking.com has been, and continues to be, in compliance with French tax law and we intend to contest the assessments. If we are unable to resolve the matter with the French authorities, we would expect to challenge the assessments in the French courts. In order to contest the assessments in court, we may be required to pay, upfront, the full amount or a significant part of any such assessments, though such payment would not constitute an admission by the Company that its owes the taxes. Alternatively, any resolution or settlement of the matter with the French authorities may also require payment as part of such resolution or settlement. In each case, any such payment would not necessarily constitute an admission by us that we owe the taxes. French authorities have begun a similar audit of the tax years 2013 through 2015, which could result in additional assessments. See Part II Item IA Risk Factors - "We may have exposure to additional tax liabilities."

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

As a result of this litigation and other attempts by U.S. jurisdictions to levy similar taxes, we have established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $24 million and $27 million at September 30, 2017 and December 31, 2016, respectively. The accrual is based on our estimate of the probable cost of resolving these issues. Our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual loss may be less or greater, potentially significantly, than the liability recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made. If we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash we believe that it would not have a material impact on our liquidity.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We did not experience any material changes in interest rate exposures during the three months ended September 30, 2017.

Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available-for-sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis point (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of September 30, 2017 of approximately $224 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity. This amount excludes our investment in Ctrip.com International Ltd. ("Ctrip") senior convertible notes, which are more sensitive to the market price volatility of Ctrip's American Depositary Shares ("ADSs") than changes in interest rates. The fair value of our Ctrip senior convertible notes will most likely increase as the market price of Ctrip's ADSs increase and decrease as the price of Ctrip's ADSs fall.

As of September 30, 2017, the outstanding aggregate principal amount of our debt was approximately $9.8 billion. We estimate that the market value of such debt was approximately $11.5 billion as of September 30, 2017. A substantial portion of the market value of our debt in excess of the outstanding principal amount relates to the conversion premium on our outstanding convertible notes.

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

As a result of currency exchange rate changes, our foreign-currency-denominated net assets, gross bookings, gross profit, operating expenses and net income have been positively impacted as expressed in U.S. Dollars for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated long-term debt, and accrued interest thereon, provide a natural hedge against the impact of currency exchange rate fluctuations on the net assets of certain of our Euro functional currency subsidiaries.

From time to time, we enter into foreign currency derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign currency translation risks for the Euro, the British Pound Sterling and certain other currencies versus the U.S. Dollar. As of September 30, 2017 and December 31, 2016, there were no such outstanding derivative contracts. Foreign currency losses of $1.1 million and $1.3 million for the three and nine months ended September 30, 2017, respectively, are recorded related to these derivatives in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations. The impact of foreign exchange fluctuations was insignificant for the three and nine months ended September 30, 2016.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of material legal proceedings to which we are a party, and updates thereto, is contained in Note 11 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2017, and is incorporated into this Item 1 by reference thereto.

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

These and other macro-economic uncertainties, such as oil prices, geopolitical tensions and differing central bank monetary policies, have led to significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling and other currencies. Significant fluctuations in currency exchange rates, stock markets and oil prices can also impact consumer travel behavior. For example, although lower oil prices may lead to increased travel activity as consumers have more discretionary funds and airline fares decrease, declines in oil prices and stock market volatility may be indicative of broader macro-economic weakness, which in turn could negatively affect the travel industry and our business.

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

In addition, other unforeseen events beyond our control, such as worldwide recession, oil prices, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Zika and MERS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, changes in trade or immigration policies or travel-related accidents, can disrupt travel or otherwise result in declines in travel demand. Because these events or concerns are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our business and results of operations. For example, our business and operations have been negatively impacted by terrorist attacks, Hurricanes Harvey and Irma, which disrupted travel in the southeastern United States and parts of the Caribbean, respectively, in August 2017, and the coup attempt in Turkey in July 2016. Also, since 2015, regional hostilities in the Middle East have spurred an unprecedented flow of migrants from that region to Europe and other areas. As countries respond to the migrant crisis, travel between countries within the European Union and to and from the region could be subject to increased restrictions or the closing of borders, which could negatively impact travel to, from or within the European Union and adversely affect our business and results of operations. In the United States, the Trump administration has implemented or proposed, or is considering, various travel restrictions and actions that could affect U.S. trade policy or practices, which could also adversely affect travel to or from the United States. Future terrorist attacks, natural disasters, health concerns, civil or political unrest or other events outside our control could disrupt our business and operations and adversely affect our results of operations.

Intense competition could reduce our market share and harm our financial performance.
We compete globally with both online and traditional travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market, including by establishing a flight meta-search product ("Google Flights") and a hotel meta-search product ("Hotel Ads") that are growing rapidly, as well as its "Book on Google" reservation functionality.

We currently, or may potentially in the future, compete with a variety of companies, including:

•
online travel reservation services such as Expedia, Hotels.com, Hotwire, Orbitz, Travelocity, Wotif, Cheaptickets, ebookers, HotelClub, RatesToGo and CarRentals.com, which are owned by Expedia; Hotel Reservation Service (HRS) and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, CarTrawler, Ctrip (in which we hold a minority interest), eLong (in which Ctrip holds a significant minority interest), ezTravel (in which Ctrip holds a majority interest), Meituan (in which we hold a small minority interest), MakeMyTrip, OYO Rooms, Yatra, Cleartrip, Traveloka (in which Expedia holds a minority interest), Webjet, Rakuten, Jalan (which is owned by Recruit), ViajaNet, Submarino Viagens, Despegar/Decolar (in which Expedia holds a minority interest), Fliggy (operated by Alibaba), 17u.com, HotelTonight, CheapOair and eDreams ODIGEO;

•
online accommodation search and/or reservation services, such as Airbnb and HomeAway (which is owned by Expedia), currently focused on vacation rental properties and other non-hotel accommodations, including individually owned properties;

•	large online companies, including search, social networking and marketplace companies such as Google, Facebook, Alibaba, Tencent, Amazon and Baidu;

•
traditional travel agencies, travel management companies, wholesalers and tour operators, many of which combine physical locations, telephone services and online services, such as Carlson Wagonlit, American Express, BCD Travel, Concur, Thomas Cook, TUI, and Hotelbeds (which recently acquired Tourico and GTA), as well as thousands of individual travel agencies around the world;

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

•
online travel search and price comparison services (generally referred to as "meta-search" services), such as Google Flights, Google Hotel Ads, TripAdvisor, trivago (in which Expedia holds a majority ownership interest), Qunar (which is controlled by Ctrip), Skyscanner (in which Ctrip holds a majority interest) and HotelsCombined;

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

TripAdvisor, a leading travel research and review website, Google, the world's largest search engine, and other large, established companies with substantial resources and expertise in developing online commerce and facilitating internet traffic have launched search, meta-search and/or reservation booking services and may create additional inroads into online travel. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., accommodations, rental car companies or airlines), online travel company ("OTC") and other travel websites and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTCs or other travel websites, which could lead to travel service providers or others gaining a larger share of search traffic. TripAdvisor and trivago, two leading meta-search companies, support their meta-search services with significant brand and performance advertising. Through our KAYAK meta-search service, we compete directly with other meta-search services. KAYAK depends on access to information related to travel service pricing, schedules, availability and other related information from OTCs and travel service providers. To the extent OTCs or travel service providers do not provide such information to KAYAK, KAYAK's business and results of operations could be harmed.

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
We conduct a substantial majority of our business outside the United States but we report our results in U.S. Dollars. As a result, we face exposure to movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. Throughout 2015, the U.S. Dollar strengthened significantly year-over-year relative to substantially all currencies in which we transact, most notably the Euro, Brazilian Real, British Pound Sterling, Russian Ruble and Australian Dollar. In 2016, the U.S. Dollar continued to be stronger year-over-year relative to the British Pound Sterling, Russian Ruble and many other major currencies in which we transact. After the "Brexit" referendum in the United Kingdom in June 2016, the U.S. Dollar strengthened significantly against the British Pound Sterling. As a result of these currency exchange rate changes, our foreign-currency-denominated net assets, gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services booked by our customers, net of cancellations), gross profit, operating expenses and net income were lower as expressed in U.S. Dollars in 2016, although to a much lesser extent than in 2015. Recently, the Euro and certain other currencies in which we transact have strengthened against the U.S. Dollar. If the U.S. Dollar were to again strengthen, our foreign-currency-denominated net assets, gross bookings, gross profit, operating expenses and net income when expressed in U.S. Dollars would decrease.
Recent years have seen significant volatility in the exchange rate between the Euro, the British Pound Sterling, the U.S. Dollar and other currencies. Significant fluctuations in currency exchange rates can affect consumer travel behavior. For example, the strengthening of the U.S. Dollar relative to the Euro in 2015 made it more expensive for Europeans to travel to the United States, and the dramatic depreciation of the Russian Ruble in 2014 and 2015 made it more expensive for Russians to travel to Europe and most other non-Ruble destinations. Consumers traveling from a country whose currency has weakened against other currencies may book lower ADR accommodations, choose to shorten or cancel their international travel plans or choose to travel domestically rather than internationally, any of which could adversely affect our gross bookings, revenues and results of operations, in particular when expressed in U.S. Dollars.
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
We derive a substantial portion of our revenues, and have significant operations, outside the United States. Our international operations include the Netherlands-based accommodation reservation service Booking.com, the Asia-based accommodation reservation service agoda.com, the U.K.-based rental car reservation service Rentalcars.com and, to a lesser extent, KAYAK's international meta-search services and OpenTable's international restaurant reservation business. Our international OTC operations have achieved significant year-over-year growth in their gross bookings. This growth rate, which has contributed significantly to our growth in consolidated revenue, gross profit and earnings, has declined, a trend we expect to continue as the absolute level of our gross bookings increases. Other factors may also slow the growth rates of our international businesses, including, for example, worldwide or regional economic conditions, strengthening of the U.S. Dollar versus the Euro, the British Pound Sterling and other currencies, declines in ADRs, increases in cancellations, adverse changes in travel market conditions and the competitiveness of the market. A decline in the growth rates of our international businesses could have a negative impact on our future consolidated revenue, gross profit and earnings growth rates and, as a consequence, our stock price.
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
In addition, as our vacation rental reservation business grows, we may incur increasing numbers of complaints related to non-existent properties or properties that are significantly different than as described in the listing, as well as claims of liability based on events occurring at such properties such as robbery, injury, death and other similar events. Such complaints or claims could result in negative publicity and increased costs, which could adversely affect our business and results of operations. Further, the regulatory environment related to vacation rentals is evolving and laws, regulations or property association rules could impose restrictions or burdens on vacation rental property owners that limit or negatively affect their ability to rent their properties. Some jurisdictions have adopted or are considering statutes or ordinances that prohibit owners and managers from renting certain properties for fewer than a stated number of consecutive days or for more than an aggregate total number of days per year. In addition, several jurisdictions have adopted or are considering adopting statutes or ordinances requiring online platforms that list non-hotel accommodations to obtain a license to list such accommodations and/or to comply with other restrictions or requirements. Such regulations could negatively impact the growth and/or size of our vacation rental reservation business.
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
The number of our employees worldwide has grown from less than 700 in the first quarter of 2007 to approximately 23,000 as of September 30, 2017, which growth is mostly comprised of hires by our international operations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage this growth and our future operations, especially as we employ personnel in multiple geographic locations around the world.
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

Our business could be negatively affected by changes in internet search and meta-search algorithms and dynamics or traffic-generating arrangements.
We use Google to generate a significant portion of the traffic to our websites, and, to a lesser extent, we use other search and meta-search websites to generate traffic to our websites, principally through pay-per-click advertising campaigns. The pricing and operating dynamics on these search and meta-search websites can experience rapid change commercially, technically and competitively. For example, Google frequently updates and changes the logic which determines the placement and display of results of a consumer's search, such that the placement of links to our websites can be negatively affected and our costs to improve or maintain our placement in search results can increase. In June 2017, the European Commission fined Google 2.4 billion Euros for breaching European Union antitrust rules by giving its comparison shopping service priority placement in Google search results. Google has appealed the European Commission's decision, and it is not yet clear how Google may implement the European Commission's decision, or what effect it may have on the ranking of Google's travel meta-search services (Google Flights and Google Hotel Ads) in Google search results. Changes by Google in how it presents travel search results, including its promotion of its travel meta-search services, or the manner in which it conducts the auction for placement among search results, may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites, which in turn would have an adverse effect on our business, market share and results of operations. Similarly, changes by our other search and meta-search partners in how they present travel search results or the manner in which they conduct the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites.
In addition, we purchase website traffic from a number of other sources, including some operated by our competitors, in the form of pay-per-click arrangements that can be terminated with little or no notice. If one or more of such arrangements is terminated, our business, market share and results of operations could be adversely affected. We rely on various third-party distribution channels (i.e., marketing affiliates) to distribute accommodation, rental car and airline ticket reservations. Should one or more of such third parties cease distribution of reservations made through us, or suffer deterioration in its search or meta-search ranking, due to changes in search or meta-search algorithms or otherwise, our business, market share and results of operations could be negatively affected.
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

Our existing security measures may not be successful in preventing security breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal consumer information or transaction data or other proprietary information. In the last few years, several major companies, including Equifax, Yahoo!, Sony, Apple, LinkedIn and Google experienced high-profile security breaches that exposed their customers' and/or employees' personal information. We expend significant resources to protect against security breaches, and we may need to increase our security-related expenditures to maintain or increase our systems' security or to address problems caused and liabilities incurred by breaches. These issues are likely to become more difficult to manage as we expand the number of places where we operate and as the tools and techniques used in such attacks become more advanced. As experienced by Sony, security breaches could result in severe damage to our information technology infrastructure, including damage that could impair our ability to offer our services or the ability of consumers to make reservations or conduct searches through our services, as well as loss of customer, financial or other data that could materially and adversely affect our ability to conduct our business, satisfy our commercial obligations or meet our public reporting requirements in a timely fashion or at all. Security breaches could also result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, subject us to regulatory penalties and sanctions, or cause consumers to lose confidence in our security and choose to use the services of our competitors, any of which would have a negative effect on the value of our brand, our market share and our results of operations. Our insurance policies carry low coverage limits, and would likely not be adequate to reimburse us for all losses caused by security breaches.
We also face risks associated with security breaches affecting third parties conducting business over the internet. Consumers generally are concerned with security and privacy on the internet, and any publicized security problems could negatively affect consumers' willingness to provide private information or effect commercial transactions on the internet generally, including through our services. Some of our business is conducted with third-party marketing affiliates, which may generate travel reservations through our infrastructure or through other systems. Additionally, consumers using our services could be affected by security breaches at third parties such as travel service providers, payroll providers, health plan providers, payment processors or global distribution systems ("GDSs") upon which we rely. A security breach at any such third-party marketing affiliate, travel service provider, payment processor, GDS or other third party on which we rely, such as the security breach experienced by Sabre in May 2017, could be perceived by consumers as a security breach of our systems and in any event could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose us to liability.
In our processing of travel transactions, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, such as the European Union's Data Protection Directive and variations and implementations of that directive in the member states of the European Union. In addition, in April 2016 the European Union adopted a new General Data Protection Regulation designed to unify data protection within the European Union under a single law, which may result in significantly greater compliance burdens and costs for companies with users and operations in the European Union.  Under the General Data Protection Regulation, fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, could be imposed. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The General Data Protection Regulation will go into effect and apply to us beginning in May 2018. In February 2016, E.U. and U.S. authorities announced that they had reached agreement on a new data transfer framework, called the E.U.-U.S. Privacy Shield, which was formally adopted by the European Commission on July 12, 2016. The European Union and the United States are implementing the new framework, but it is currently subject to legal challenge. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
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
For example, French tax authorities conducted an audit that started in 2013 of the tax years 2003 through 2012. The French authorities are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income taxes and value-added taxes. In December 2015, the French tax authorities issued assessments related to these tax years for approximately 356 million Euros, the majority of which represents penalties and interest. We believe that Booking.com has been, and continues to be, in compliance with French tax law, and we intend to contest the assessments. Our objection to the assessments was denied by the French tax authorities. If we are unable to resolve the matter with the French authorities, we would expect to challenge the assessments in the French courts. In order to contest the assessments in court, we may be required to pay, upfront, the full amount or a significant part of any such assessments, though such payment would not constitute an admission by us that we owe the taxes. Alternatively, any resolution or settlement of the matter with the French authorities may also require payment as part of such resolution or settlement. French authorities have begun a similar audit of the tax years 2013 through 2015, which could result in additional assessments.
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

As of September 30, 2017, we held approximately $15.9 billion of cash, cash equivalents, short-term investments and long-term investments outside of the United States. We currently intend to use our cash held outside the United States to reinvest in our international operations. If that intention changes and we decide to repatriate that cash to the United States, whether due to cash needs in the United States or otherwise, we would incur related U.S. income tax expense, and we would only make income tax payments when we repatriate the cash. We would pay only U.S. federal alternative minimum tax and certain U.S. state income taxes as long as we have net operating loss carryforwards available to offset our U.S. taxable income. If our foreign earnings were repatriated, this could result in us being subject to a cash income tax liability on the earnings of our U.S. businesses sooner than would otherwise have been the case. After our net operating loss carryforwards have been fully utilized, foreign tax credits associated with the repatriation of international cash may be used to reduce U.S. federal taxes on the repatriation.
On November 2, 2017 the Chairman of the House Ways and Means Committee introduced a bill, called the Tax Cuts and Jobs Act ("Act"), that proposes significant changes to current U.S. Federal tax law including changing to a territorial tax system, taxing accumulated international earnings held in cash or cash equivalents at 12% and international earnings held in illiquid assets at 5%, and allowing payment of the related tax liability to be spread over 8 years.
Other provisions include reducing the U.S. corporate income tax rate to 20%, allowing the immediate write off of the cost of certain investments in depreciable assets, limiting the deduction for net interest expense, and changing the rules on the use of net operating losses. The Act also includes provisions aimed at preventing the erosion of the U.S. tax base and introduces a tax, at the 20% new corporate income tax rate, on 50% of high return international earnings, i.e., international earnings determined to be in excess of a routine return, and also introduces a 20% excise tax on certain payments by U.S. corporations to related international corporations.
We cannot determine whether some or all of these or other proposals will be enacted into law or what, if any, changes may be made to such proposals prior to being enacted into law.  If U.S. tax laws change in a manner that increases our tax obligations, our financial position and results of operations could be adversely impacted.
Additionally, in October 2015, the Organisation for Economic Co-operation and Development ("OECD") issued "final reports" in connection with its "base erosion and profit shifting" ("BEPS") project. The OECD, with the support of the G20, initiated this project in 2013 in response to concerns that international tax standards have not kept pace with changes in global business practices and that changes are needed to international tax laws to address situations where multinational businesses may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions where the activities creating those profits may take place. The final reports were endorsed by the G20 leaders in November 2015. The final reports propose 15 actions the OECD determined are needed to address base erosion and profit shifting, including: (a) enhancing transparency through the sharing of tax information between countries; (b) prescribing standardized country-by-country reporting and other documentation requirements aimed at identifying where profits, tax and economic activities occur; (c) preventing harmful tax practices including the use of preferential tax regimes; (d) modernizing the OECD's transfer pricing rules related to intangibles; (e) changing the definition of permanent establishment to prevent artificial avoidance of tax nexus; and (f) limiting tax base erosion through interest deductions and other financial payments. The measures have, among other things, resulted in the development of a multilateral instrument ("MLI") to incorporate and facilitate changes to tax treaties. In June 2017, a number of countries signed the MLI. On January 28, 2016, the European Commission unveiled a new package of proposals aimed at providing a framework for fairer taxation and to provide a coordinated European Union response to combating corporate tax avoidance. Following agreement among the European Union member states on the final content of the package, the European Council formally adopted an Anti-Tax Avoidance Directive in July 2016, which was further amended in February 2017. The Directive is aimed at preventing aggressive tax planning, increasing tax transparency and creating a fairer tax environment for all businesses in the European Union. Further, the OECD's task force on the digital economy is also working on an interim report for the G20 due in early 2018 and is considering potential ideas to address the tax challenges of the digital economy including interim solutions such as an alternative levy on electronic sales. Several EU Member states have recently also proposed the concept of an equalization tax to the EU Commission that would seek to tax the turnover of digital companies. In a press release dated October 19, 2017, the European Council concluded that the European Union needs an effective and fair taxation system for the digital era to ensure a global level playing field in line with the work being carried out at the OECD and that it is also anticipating EU Commission proposals on this subject early in 2018. We expect many countries to change their tax laws in response to these developments, and several countries have already changed or proposed changes to their tax laws in response to the final BEPS reports and/or the developments in the European Union. Any changes to international tax laws, including new definitions of permanent establishment or changes affecting the benefits of preferential tax regimes such as the Dutch "Innovation Box Tax" (discussed below), could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Further, changes to tax laws and additional reporting requirements could increase the complexity, burden and cost of compliance. Due to the large and expanding scale of our international business activities, any changes in U.S. or international taxation of our activities may increase our worldwide effective tax rate, increase the complexity and costs associated with tax compliance (especially if changes are implemented or interpreted inconsistently across tax jurisdictions) and adversely affect our financial position and results of operations.
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
In order to be eligible for Innovation Box Tax treatment, Booking.com must, among other things, apply for and obtain an R&D certificate from a Dutch governmental agency every six months confirming that the activities that Booking.com intends to be engaged in over the subsequent six-month period are "innovative." The R&D certificate is current but should Booking.com fail to secure such a certificate in any future period - for example, because the governmental agency does not view Booking.com's new or anticipated activities as innovative - or should this agency determine that the activities contemplated to be performed in a prior period were not performed as contemplated or did not comply with the agency's requirements, Booking.com may lose its certificate and, as a result, the Innovation Box Tax benefit may be reduced or eliminated. Booking.com intends to apply for continued Innovation Box Tax treatment for future periods. However, Booking.com's application may not be accepted, or, if accepted, the amount of qualifying earnings may be reduced. Furthermore, the Dutch government has proposed changes to its income tax laws that include increasing the Innovation Box Tax rate to 7% with effect from 2018 and, commencing in 2019, reducing the corporate income tax statutory rate from 25% to 21% by 2021, which we currently believe, if enacted into law, would slightly increase our effective tax rate during the first two years of the transition period, and slightly reduce it thereafter, compared to our estimated effective tax rate for 2017.
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
The online travel industry has become the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. We are or have been involved in investigations predominantly related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates that are at least as low as those offered to other OTCs or through the accommodation provider's website. Some investigations relate to other issues such as reservation and cancellation clauses, commission payments and pricing behavior. For instance, on September 8, 2017 the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland.

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

On July 1, 2015, Booking.com voluntarily implemented the commitments given to the French, Italian and Swedish NCAs throughout the European Economic Area and Switzerland. Nearly all NCAs in the European Economic Area have now closed their investigations following Booking.com's implementation of the commitments in their jurisdictions. Booking.com has also recently agreed with the NCAs in Australia, New Zealand and Georgia to implement the narrow price parity clause in these countries. However, the Australian NCA indicated in February 2017 that it is reassessing narrow price parity clauses between online travel agencies and accommodation providers. In January 2017, the Turkish NCA imposed fines on Booking.com following an investigation into Booking.com's "wide" parity clauses. Further to the Turkish NCA's decision, Booking.com has also implemented the narrow price parity clause in Turkey. We are in ongoing discussions with various NCAs in other countries regarding their concerns. We are currently unable to predict the long-term impact the implementation of these commitments will have on Booking.com's business, on investigations by other countries, or on industry practice more generally.

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

A number of European countries have adopted legislation making price parity agreements illegal, and it is possible other countries may adopt similar legislation in the future. For example, in August 2015, French legislation known as the "Macron Law" became effective. Among other things, the Macron Law makes price parity agreements illegal, including the narrow price parity agreements agreed to by the French NCA in April 2015. Legislation prohibiting narrow price parity agreements became effective in Austria on December 31, 2016 and in Italy on August 29, 2017. A motion calling on the Swiss government to introduce legislation prohibiting the narrow price parity clause was approved by the Swiss Parliament on September 18, 2017. In July 2017, a Belgian government minister announced plans to put forward a similar proposal before the Belgian Parliament. It is not yet clear how the Macron Law, the Austrian and Italian legislation or the proposed Swiss or Belgian legislation may affect our business in the long term.

Further, the European Commission published a communication in May 2017 on the Mid-Term Review on the implementation of the Digital Single Market Strategy. As part of the Digital Single Market Strategy, the Commission is undertaking a comprehensive assessment of the role of online platforms. In particular, the Commission states in its Communication that, by the end of 2017, it will prepare actions, which could take the form of legislation, to address potential unfair terms and practices identified in relationships between online platforms and businesses, including delisting and transparency in search rankings. Consumer protection issues, including platform search rankings, are also being reviewed by European NCAs.  The United Kingdom's NCA launched a consumer law investigation into the clarity, accuracy and presentation of information on hotel booking sites with a specific focus on the display of search results, claims regarding discounts, methods of "pressure selling" (such as creating false impressions regarding room availability), and failure to disclose hidden charges.  The consumer protection department of the German NCA announced the opening of a sector inquiry into online price comparison sites in various sectors including travel and hotels on October 24, 2017.  We are unable to predict what, if any, effect such actions will have on our business, industry practices or online commerce more generally.

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
The services we offer are subject to legal regulations (including laws, ordinances, rules and other requirements and regulations) of national and local governments and regulatory authorities around the world, many of which are evolving and subject to the possibility of new or revised interpretations. Our ability to provide our services is and will continue to be affected by such regulations. For example, our Rentalcars.com business recently began offering optional rental car-related insurance products to customers protecting them against accidental damage to their rental vehicles, which subjects us to certain insurance regulations and related increased compliance costs and complexities, any of which could negatively impact our business and results of operations. Similarly, laws and proposed legislation in some countries relating to data localization, registration as a travel agent and other local requirements could, if applicable to us, adversely affect our ability to conduct business in those countries.
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
We believe that our intellectual property rights, including our issued patents and pending patent applications, help to protect our business. We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is extremely expensive and time-consuming, and may divert managerial attention and resources from our business objectives. We may not be able to successfully defend our intellectual property rights or they may not be sufficient to effectively protect our business, which could materially adversely affect our business, brands and results of operations.
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
We maintain an investment portfolio of various holdings, types and maturities. These securities are predominantly classified as available-for-sale and, consequently, are recorded in our balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), net of tax. Our portfolio includes fixed-income securities and equity securities of publicly traded companies, the values of which are subject to market price volatility. If such investments suffer market price declines, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be other than temporary. We have invested a significant amount in Ctrip convertible notes and ADSs. See Note 4 to our Unaudited Consolidated Financial Statements for more information regarding our investments in Ctrip securities. The value of these securities is subject to the risks associated with Ctrip's business, as well as any changes by the Chinese government in foreign investment laws or elevated scrutiny or regulation of foreign investments in Chinese companies. For example, because of foreign ownership restrictions applicable to its business, Ctrip is a Cayman Islands company operating in China through what is commonly referred to as a variable interest entity, or VIE, structure where it conducts part of its business through contractual relationships with affiliated Chinese entities. Although VIE structures are commonly used by Chinese internet and e-commerce companies, there are substantial uncertainties regarding the interpretation and application of PRC laws and regulations to VIE structures, and it is possible that the PRC government may view the VIE structure as in violation of PRC law. VIE contractual relationships are not as effective in providing control over the affiliated Chinese companies as direct ownership, and Ctrip would have to rely on the PRC legal system to enforce those contracts in the event of a breach by one of these entities. Further, conflicts of interest could arise to the extent Ctrip's officers or directors are also shareholders, officers or directors of the affiliated Chinese entities. Any of these risks could materially and adversely affect Ctrip's business and therefore the value of our investment in Ctrip. Similar considerations and risks apply in respect of our investment in securities of Meituan-DianPing, a private Cayman Islands company operating in China through a VIE structure.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 –	—		$—	—	$3,670,848,218	(1) (2)
July 31, 2017	970	(3)	$1,940.94	N/A	N/A

August 1, 2017 –	150,875	(1)	$1,822.59	150,875	$3,395,864,685	(1) (2)
August 31, 2017	2,420	(3)	$1,852.68	N/A	N/A

September 1, 2017 –	165,141	(1)	$1,846.82	165,141	$3,090,878,601	(1) (2)
September 30, 2017	82	(3)	$1,871.13	N/A	N/A
Total	319,488		$1,835.72	316,016	$3,090,878,601
 _____________________________

(1)	Pursuant to a stock repurchase program announced on February 17, 2016, whereby the Company was authorized to repurchase up to $3,000,000,000 of its common stock.

(2)	Pursuant to a stock repurchase program announced on February 27, 2017, whereby the Company was authorized to repurchase up to $2,000,000,000 of its common stock.

(3)
Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Sales of Unregistered Securities

Between July 1, 2017 and September 30, 2017, we issued 3,281 shares of our common stock in connection with the conversion of $6.1 million principal amount of our 1.0% Convertible Senior Notes due 2018. The conversions were effected in accordance with the indenture, which provides that the principal amount of converted notes be paid in cash and the conversion premium be paid in cash and/or shares of common stock at our election. In each case, we chose to pay the conversion premium in shares of common stock (fractional shares are paid in cash). The issuances of the shares were not registered under the Securities Act of 1933, as amended (the "Act") pursuant to Section 3(a)(9) of the Act.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Amended and Restated By-Laws, dated July 23, 2015.
4.1(c)	Indenture, dated as of August 8, 2017, between the Company and U.S. Bank National Association, as trustee.
4.2(d)	Form of 2.750% Senior Note due 2023.
4.3(d)	Form of 3.550% Senior Note due 2028.
4.4(d)	Officers' Certificate, dated August 15, 2017, with respect to the 2.750% Senior Notes due 2023 issued pursuant to the Base Indenture.
4.5(d)	Officers' Certificate, dated August 15, 2017, with respect to the 3.550% Senior Notes due 2028 issued pursuant to the Base Indenture.
12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2017 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 18, 2014 and incorporated herein by reference.

(b)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2015 and incorporated herein by reference.

(c)	Previously filed as an exhibit to our Registration Statement on Form S-3 filed on August 8, 2017 (File No. 333-219800) and incorporated herein by reference.

(d)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 15, 2017 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PRICELINE GROUP INC.
(Registrant)

Date:	November 6, 2017	By:	/s/ Daniel J. Finnegan
Name: Daniel J. Finnegan Title: Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Amended and Restated By-Laws, dated July 23, 2015.
4.1(c)	Indenture, dated as of August 8, 2017, between the Company and U.S. Bank National Association, as trustee.
4.2(d)	Form of 2.750% Senior Note due 2023.
4.3(d)	Form of 3.550% Senior Note due 2028.
4.4(d)	Officers' Certificate, dated August 15, 2017, with respect to the 2.750% Senior Notes due 2023 issued pursuant to the Base Indenture.
4.5(d)	Officers' Certificate, dated August 15, 2017, with respect to the 3.550% Senior Notes due 2028 issued pursuant to the Base Indenture.
12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Daniel J. Finnegan, the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2017 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 18, 2014 and incorporated herein by reference.

(b)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 28, 2015 and incorporated herein by reference.

(c)	Previously filed as an exhibit to our Registration Statement on Form S-3 filed on August 8, 2017 (File No. 333-219800) and incorporated herein by reference.

(d)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 15, 2017 and incorporated herein by reference.