Form 10-K
period 2017-12-31
Booking Holdings Inc.
filed 2018-02-27
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 _____________________________________________________________________________________________

For the fiscal year ended: December 31, 2017
Commission File No.: 1-36691
Booking Holdings Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	06-1528493 (I.R.S. Employer Identification No.)
800 Connecticut Avenue Norwalk, Connecticut (Address of Principal Executive Offices)	06854 (Zip Code)

Registrant’s telephone number, including area code: (203) 299-8000
 _____________________________________________________________________________________________
 Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:
Common Stock, par value $0.008 per share	The NASDAQ Global Select Market
0.800% Senior Notes Due 2022	New York Stock Exchange
2.150% Senior Notes Due 2022	New York Stock Exchange
2.375% Senior Notes Due 2024	New York Stock Exchange
1.800% Senior Notes Due 2027	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of Booking Holdings Inc. as of June 30, 2017 was approximately $91.5 billion based upon the closing price reported for such date on the NASDAQ Global Select Market.  For purposes of this disclosure, shares of common stock held by executive officers and directors of Booking Holdings Inc. on June 30, 2017 have been excluded because such persons may be deemed to be affiliates of Booking Holdings Inc.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of Booking Holdings Inc.’s common stock was 48,288,592 as of February 20, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from Booking Holdings Inc.'s definitive proxy statement relating to the annual meeting of stockholders to be held on June 7, 2018, to be filed with the Securities and Exchange Commission within 120 days after the end of Booking Holdings Inc.'s fiscal year ended December 31, 2017.

Booking Holdings Inc. Annual Report on Form 10-K for the Year Ended December 31, 2017 Index

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

Our mission is to help people experience the world. We operate six primary brands:

•	Booking.com - the world’s leading brand for booking online accommodation reservations, based on room nights booked.

•	priceline.com - a leading hotel, rental car, airline ticket and vacation package reservation service in the United States.

•
KAYAK - a leading meta-search service allowing consumers to easily search and compare travel itineraries and prices, including airline ticket, accommodation and rental car reservation information, from hundreds of travel websites at once.

•	agoda.com - a leading accommodation reservation service catering primarily to consumers in the Asia-Pacific region.

•	Rentalcars.com - a leading worldwide rental car reservation service.

•	OpenTable - a leading provider of restaurant reservation and information services to consumers and restaurant reservation management and customer acquisition services to restaurants.

Our business is driven primarily by international results, which consist of the results of Booking.com, agoda.com and Rentalcars.com (which began operating as part of Booking.com on January 1, 2018) and the international businesses of KAYAK and OpenTable. This classification is independent of where the consumer resides, where the consumer is physically located while using our services or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com at a hotel in New York by a consumer in the United States is part of our international results. During the year ended December 31, 2017, our international business (the substantial majority of which is generated by Booking.com) represented approximately 89% of our consolidated gross profit. A significant majority of our gross profit is earned in connection with facilitating accommodation reservations. See Note 16 to the Consolidated Financial Statements for more geographic information.

Booking Holdings Inc. was formed as a Delaware limited liability company in 1997 and was converted into a Delaware corporation named priceline.com Incorporated in July 1998.  On April 1, 2014, the Company changed its name from priceline.com Incorporated to The Priceline Group Inc., and, on February 21, 2018, the Company changed its name to Booking Holdings Inc. Our common stock is listed on the NASDAQ Global Select Market under the symbol "BKNG," and traded under the symbol "PCLN" prior to February 27, 2018.  Our principal executive offices are located at 800 Connecticut Avenue, Norwalk, Connecticut 06854. We refer to our company and all of our subsidiaries and brands collectively as "Booking Holdings," the "Company," "we," "our" or "us."

The Booking Holdings Business Model

We derive substantially all of our revenues and gross profit from the following sources:

•	Commissions earned from facilitating reservations of accommodations, rental cars and other travel services on an agency basis;

•	Transaction gross profit on a merchant basis and customer processing fees from our accommodation, rental car, airline ticket and vacation package reservation services;

•
Advertising revenues primarily earned by KAYAK from sending referrals to online travel companies ("OTCs") and travel service providers, as well as from advertising placements on KAYAK's websites and mobile apps;

•	Reservation revenues paid by restaurants for diners seated through OpenTable's online reservation services, subscription fees for restaurant reservation management services provided by OpenTable; and

•	Damage excess waiver fees, travel insurance fees and global distribution system ("GDS") reservation booking fees, in each case related to certain of our travel services.

Our priceline.com brand offers merchant Name Your Own Price® opaque travel services, which are recorded in revenue on a "gross" basis and have associated cost of revenue. All of our other services are generally recorded in revenue on a "net" basis and have no significant associated cost of revenue. Therefore, revenue increases and decreases are impacted by changes in the mix of our revenues between Name Your Own Price® travel services and other services. Gross profit reflects the commission or net margin earned for all of our services. Consequently, gross profit is an important measure to evaluate growth in our business because, in contrast to our revenues, it is not affected by the different methods of recording revenue and cost of revenue between our Name Your Own Price® travel reservation services and our other services. On January 1, 2018, we adopted a new revenue recognition accounting standard which will change the presentation of our Name Your Own Price® revenue to a net basis (see Note 2 to the Consolidated Financial Statements) for periods beginning after December 31, 2017, and, as a result, we will no longer report cost of revenues or gross profit.

For the year ended December 31, 2017, we had gross profit of approximately $12.4 billion comprised of "agency" gross profit, "merchant" gross profit, and "advertising and other" gross profit.  Agency gross profit is derived from travel-related transactions where we do not facilitate payments for the travel services provided. Agency gross profit, which represented the majority of our total gross profit in 2017, consists primarily of: (1) travel reservation commissions; (2) certain GDS reservation booking fees and (3) certain travel insurance fees. Merchant gross profit is derived from services where we facilitate payments for the travel services provided, and consists of: (1) transaction gross profit representing the amount charged to a consumer, less the amount charged to us by travel service providers, and merchant travel reservation commissions; (2) transaction revenues representing the price of Name Your Own Price® reservations charged to a customer (with a corresponding travel service provider cost recorded in cost of revenues); (3) ancillary fees, including damage excess waiver and certain travel insurance fees and certain GDS reservation booking fees and (4) customer processing fees. Advertising and other revenues are derived primarily from (1) revenues earned by KAYAK for (a) sending referrals to OTCs and travel service providers and (b) advertising placements on KAYAK's websites and mobile apps; (2) revenues earned by OpenTable for (a) reservation fees paid by restaurants for diners seated through OpenTable's online reservation services and (b) subscription fees earned by OpenTable for restaurant reservation management services; (3) revenues earned by priceline.com for advertising on its websites; and (4) revenues generated by Booking.com's BookingSuite branded accommodation marketing and business analytics services. See Note 2 to our Consolidated Financial Statements for more information.

The Booking Holdings Strategy

We aim to achieve our mission to help people experience the world through global leadership in online travel and restaurant reservation and related services by:

•	providing consumers with the best choices and prices at any time, in any place, on any device;

•	making it easy for people to find, book and experience their travel desires; and

•	providing platforms, tools and insights to our business partners to help them be successful.

We focus on relentless innovation and execution and a commitment to serve both consumers and our travel service provider and restaurant partners with unmatched service and best-in-class digital technology. The online travel and dining categories continue to grow as consumer purchasing shifts from traditional offline channels to interactive online channels, including mobile channels. Our strategy is to continue to participate broadly in this online growth by expanding our service offerings and markets. In particular, we aim to be the world leader in online travel and restaurant reservation and related services by (a) leveraging technology to provide consumers with the best experience, (b) partnering with travel service providers and restaurants to our mutual benefit, (c) operating entrepreneurial brands that collaborate and share best practices, and (d) investing in profitable and sustainable growth.

•
Providing the best consumer experience.  We believe that offering consumers an outstanding online experience is essential for our future success. To accomplish this, we focus on providing consumers with: (a) a variety of intuitive, easy-to-use online travel and restaurant reservation and search services; (b) a continually increasing number, location and variety of accommodations and restaurants available through our services; (c) informative and useful content, such as pictures, accommodation and restaurant details and reviews; and (d) excellent customer service. Our goal is to make travel easy, frictionless and personal and to offer consumers the most trusted brand, the most personalized experience and the most extensive, varied and comprehensive accommodation selection in every geography at the best prices. For example, Booking.com increasingly provides reservation services for accommodations other than hotels. Booking.com included approximately 1,586,000 properties on its website as of December 31, 2017, consisting of approximately 396,000 hotels, motels and resorts and approximately 1,190,000 homes, apartments and other unique places to stay (updated property counts are available on the Booking.com website). Further, we endeavor to provide excellent customer service in a variety of ways, including through our call centers and websites, so that consumers can be confident that booking reservations through us will lead to a positive experience. We are constantly innovating in order to provide a best-in-class user experience with intuitive, easy-to-use websites and mobile apps to ensure that we are meeting the needs of online consumers while aiming to exceed their expectations.

•
Partnering with travel service providers and restaurants. We aim to establish mutually beneficial relationships with travel service providers and restaurants around the world. We believe that travel service providers and restaurants benefit from participating in our services by increasing their distribution channels, demand and inventory utilization in an efficient and cost-effective manner. Travel service providers and restaurants benefit from our well-known brands and online marketing efforts, expertise in offering an excellent consumer experience through our websites and mobile apps and ability to offer their inventory in markets and to consumers that the travel service provider or restaurant may be unable or unlikely to reach. For example, an independent hotel may not have the means or expertise to market itself to international travelers, including in other languages, to build and operate effective desktop and mobile websites and online reservation services, or to engage in sophisticated online marketing techniques. Further, we are increasingly providing services, other than reservations booked through our websites and mobile apps, designed to help our partners grow their businesses. For example, Booking.com's BookingSuite services are designed to offer accommodation providers with affordable marketing and business analytics tools to help them attract customers and more effectively manage their properties. Similarly, OpenTable is continuously working to improve its reservation management software services to help restaurants more effectively manage their reservations and more efficiently market their available tables to diners.

•
Maintaining multiple brands. We employ a strategy of operating multiple brands, which we believe allows us the opportunity to offer our reservation services in ways that appeal to different consumers, pursue different marketing and business strategies, encourage experimentation and innovation, provide different service offerings and focus on different markets, while benefiting all of our brands from opportunities to share best practices and learning and to collaborate. We intend to invest resources to support organic growth by all of our brands, whether through increased advertising, geographic expansion, technology innovation or increased access to accommodations, rental cars, restaurants or other services. For example, we spend significant and increasing amounts on performance and brand advertising to acquire customers and establish and strengthen our brands. We intend to continue efforts to share best practices, access to travel service provider offerings and customers across our brands and to collaborate where appropriate to benefit consumers. For example, on January 1, 2018 we integrated our Rentalcars.com business into Booking.com, which we believe will enable us to more effectively offer Rentalcars.com’s services to address the ground transportation needs of Booking.com’s customers. In addition, Booking.com offers consumers flight search capabilities provided by KAYAK and restaurant reservation services provided by OpenTable. We believe that by promoting our brands worldwide, sharing accommodation reservation availability and customer demand, and applying our industry experiences across brands and markets, we can more effectively expand our reservation services globally and maintain and grow our position as a leading provider of worldwide online travel and restaurant reservation and related services.

•
Investing in profitable and sustainable growth. We seek to offer online services that meet the needs and the expectations of consumers, travel service providers and restaurants and that we believe will result in long-term profitability and growth. We intend to accomplish this through continuous investment and innovation, growing our businesses in new and current markets, expanding our services and ensuring that we provide an appealing, intuitive and easy-to-use consumer experience through our websites and mobile apps. We have made significant investments in people, technology, advertising and expanded, new or additional services, such as increasing our extensive collection of accommodations including homes, apartments and other unique places to stay, insurance products and other offerings. We also may pursue strategic transactions. For example, in 2017 we expanded our KAYAK meta-search business, in particular in Europe, through the acquisition of the Momondo Group. We regularly evaluate, and may pursue and consummate, other potential strategic acquisitions, partnerships, joint ventures or investments, whether to expand our businesses into complementary areas, expand our current businesses, acquire innovative technology or for other reasons. For example, we have a commercial relationship with, and have made significant financial investments in, Ctrip, a leading OTC operating primarily in China.

Service Offerings

Through our online travel reservation services, we connect consumers wishing to make travel reservations with providers of travel services around the world. We offer consumers a broad array of accommodation reservations (including hotels, motels, resorts, homes, apartments, bed and breakfasts, hostels and other properties) through our Booking.com, priceline.com and agoda.com brands. Our priceline.com brand also offers consumers reservations for rental cars, airline tickets, vacation packages and cruises. We offer rental car reservations worldwide through our Rentalcars.com and Booking.com brands. We also allow consumers to easily compare travel reservation information, such as airline ticket, hotel reservation and rental car reservation information, from hundreds of travel websites at once through KAYAK. We provide restaurants with reservation management and customer acquisition services and consumers with the ability to make restaurant reservations at participating restaurants through OpenTable.

Booking.com.  Booking.com is the world's leading brand for booking online accommodation reservations, based on room nights booked, with operations worldwide and headquarters in the Netherlands. As of December 31, 2017, Booking.com offered accommodation reservation services for approximately 1,586,000 properties in over 220 countries and territories on its various websites and in over 40 languages, consisting of approximately 396,000 hotels, motels and resorts and approximately 1,190,000 homes, apartments and other unique places to stay (updated property counts are available on the Booking.com website). Accommodation providers participate in Booking.com, which operates primarily under an agency model, by filing rates and information about the property in Booking.com's proprietary extranet. In addition, Booking.com offers website and other marketing services and business analytics to accommodation providers as part of its BookingSuite initiative.

Booking.com has expanded its offerings to better help consumers experience the world. For example, Booking.com has begun offering tours and activities in certain markets. On January 1, 2018, we began operating our Rentalcars.com business as part of Booking.com to more effectively offer Rentalcar.com’s rental car and other ground transportation services to Booking.com’s customers. Booking.com offers online rental car reservation services on Booking.com and Rentalcars.com, primarily under a merchant model, allowing consumers to make rental car reservations in approximately 53,000 locations throughout the world, with customer support in over 40 languages. Booking.com also offers pre-booked taxi and black car services on Booking.com and Rentalcars.com at over 900 airports throughout the world. In addition, Booking.com offers consumers flight search capabilities provided by KAYAK and restaurant reservation services provided by OpenTable.

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

KAYAK. KAYAK, headquartered in Stamford, Connecticut, provides an online price comparison service (often referred to as "meta-search") that allows consumers to easily search and compare travel itineraries and prices, including airline ticket, accommodation reservation and rental car reservation information, from hundreds of travel websites at once. KAYAK derives revenues from sending referrals to OTCs and travel service providers and from advertising placements on its websites and mobile apps. KAYAK offers its services in over 60 countries, with the United States being its largest market, through various websites, including Momondo and Cheapflights (websites we acquired in 2017).

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

OpenTable. OpenTable is a leading brand for booking online restaurant reservations. Headquartered in San Francisco, California, OpenTable provides online restaurant reservation services to consumers and reservation management services to restaurants. OpenTable does business primarily in the United States, though it continues to invest in expanding its international offerings.

Marketing and Brand Awareness

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Both our performance advertising expense and brand advertising expense have increased significantly in recent years, a trend we expect to continue. During 2017, our total performance advertising expense was approximately $4.1 billion, primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our websites. We also invested approximately $392 million in brand advertising during 2017. We intend to continue a strategy of promoting brand awareness through both online and offline advertising efforts, including by expanding brand campaigns into additional markets. We expense the substantial majority of our advertising activities as the expense is incurred, which is typically in the quarter in which reservations are booked, but have recognized most of our gross profit when the consumer's travel or dining experience is completed. Beginning January 1, 2018, we will recognize revenue for our travel reservation services on a “check-in” basis, such that revenue will be recognized upon check-in at an accommodation, pick-up of a rental car or boarding of a flight. In either case, as a result of this timing difference between when advertising expense is incurred and revenue or gross profit is recognized, advertising expense may not be recognized in the same period as the associated revenue or gross profit.

Competition

We compete globally with both online and traditional travel and restaurant reservation and related services. The markets for the services we offer are, and are expected to remain, intensely competitive and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market, including by establishing a flight meta-search product (“Google Flights”) and a hotel meta-search business ("Google Hotel Ads") that are growing rapidly, as well as its "Book on Google" reservation functionality and its Google Trips app.

We currently, or may potentially in the future, compete with a variety of companies, including:

•
online travel reservation services such as Expedia, Hotels.com, Hotwire, Orbitz, Travelocity, Wotif, Cheaptickets, ebookers, HotelClub, RatesToGo and CarRentals.com, which are owned by Expedia; Hotel Reservation Service (HRS) and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, CarTrawler, Ctrip (in which we hold a minority interest), eLong (in which Ctrip holds a significant minority interest), ezTravel (in which Ctrip holds a majority interest), Meituan (in which we hold a small minority interest), MakeMyTrip, OYO Rooms, Yatra, Cleartrip, Traveloka (in which Expedia holds a minority interest), Webjet, Rakuten, Jalan (which is owned by Recruit), ViajaNet, Submarino Viagens, Despegar/Decolar (in which Expedia holds a minority ownership interest), Fliggy (operated by Alibaba), 17u.com, HotelTonight, CheapOair, and eDreams ODIGEO;

•
online accommodation search and/or reservation services, such as Airbnb, HomeAway (which is owned by Expedia) and Tujia (in which Ctrip and Expedia hold investments), currently focused primarily on alternative accommodations, including individually owned properties such as homes and apartments;

•	large online companies, including search, social networking and marketplace companies such as Google, Facebook, Alibaba, Tencent, Amazon and Baidu;

•
traditional travel agencies, travel management companies, wholesalers and tour operators, many of which combine physical locations, telephone services and online services, such as Carlson Wagonlit, American Express, BCD Travel, Concur (which is owned by SAP), Thomas Cook, TUI and Hotelbeds (which recently acquired Tourico and GTA), as well as thousands of individual travel agencies around the world;

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

•
online travel search and price comparison services (generally referred to as "meta-search" services), such as Google Flights, Google Hotel Ads, TripAdvisor, trivago (in which Expedia holds a majority interest), Qunar (which is controlled by Ctrip), Skyscanner (in which Ctrip holds a majority interest) and HotelsCombined;

•
online restaurant reservation services, such as TripAdvisor's LaFourchette, Yelp's SeatMe, Zomato, Bookatable (which is owned by Michelin), Quandoo (which is owned by Recruit) and Resy (in which Airbnb holds a minority interest);

•
companies offering new rental car business models or car- or ride-sharing services that affect demand for rental cars, some of which have developed innovative technologies to improve efficiency of point-to-point transportation and extensively utilize mobile platforms, such as Uber, Lyft, Gett, Zipcar (which is owned by Avis), BlaBlaCar, Didi Chuxing, Grab and Ola; and

•	companies offering technology services and software solutions to accommodation providers, including large global distribution systems, or GDSs, such as Amadeus and Sabre.

Google, the world’s largest search engine and one of the world's largest companies, and other large, established companies with substantial resources and expertise in developing online commerce and facilitating Internet traffic have launched search, meta-search and/or reservation booking services and may create additional inroads into online travel. Google's travel meta-search services, Google Hotel Ads and Google Flights, are growing rapidly and have achieved significant market share in a relatively short time. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., accommodations, rental car companies or airlines), OTC and other travel websites and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTCs or other travel websites, which could lead to travel service providers or others gaining a larger share of search traffic. TripAdvisor and trivago, two other leading meta-search companies, support their meta-search services with significant brand and performance advertising. Through our KAYAK meta-search service, we compete directly with other meta-search services. Further, meta-search services may evolve into more traditional OTCs by offering consumers the ability to make travel reservations directly through their websites. For example, TripAdvisor allows consumers to make a reservation on TripAdvisor at some accommodations through its "Instant Booking" offering, which includes participation by many of the leading global hotel chains.

There has been a proliferation of new channels through which accommodation providers can offer reservations.  For example, companies such as Airbnb and HomeAway (which is owned by Expedia) offer services providing alternative accommodation property owners, particularly individuals, an online place to list their accommodations where travelers can search and book such properties and compete directly with our alternative accommodation services. In addition, Airbnb has begun offering hotel reservations through its online and mobile platforms.

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

Google's Android operating system is the leading smartphone operating system in the world. As a result, Google could leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. Further, Google is the leading Internet search service and has leveraged its search popularity to promote its travel meta-search services. Similarly, Apple, the producer of, among other things, the iPhone and iPad, obtained a patent for "iTravel," a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple's iPhone operating system includes "Wallet," a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and, along with iTravel, may be indicative of Apple's intent to enter the travel reservations business in some capacity. Apple has substantial market share in the smartphone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps and has access to greater resources than we have. Apple may use, expand and/or integrate iTravel, Wallet, Siri (Apple's voice recognition "concierge" service), Apple Pay (Apple's mobile payment system) or another mobile app or functionality as a means of entering the travel reservations marketplace. To the extent Apple or Google use their mobile operating systems, app distribution channels or, in the case of Google, search services, to favor their own travel service offerings, our business and results of operations could be harmed.

Operations and Technology

Our business is supported by multiple systems and platforms, which were designed with an emphasis on scalability, performance and reliability.  The platforms are generally independent among our brands, though some systems have become increasingly connected or shared.  Our software platforms and architecture use a variety of widely-used software tools and database systems.

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

We provide customer service through a mix of in-house call centers and outsourced third-party services.

Intellectual Property

Over time and through acquisitions, we have assembled a portfolio of patents, trademarks, service marks, copyrights, domain names, and trade secrets covering our services. We regard the protection of our intellectual property as critical to our success. We protect our intellectual property rights by relying on national, federal, state and common law rights in the United States and internationally, as well as a variety of administrative procedures, regulations, conventions and treaties. We also rely on contractual restrictions to protect our proprietary rights in our services. We enter into confidentiality and invention assignment agreements with employees and contractors and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. We also have procured various intellectual property licenses from third parties.

As we deem appropriate, we pursue the registration of our intellectual property, such as domain names, trademarks and service marks, in the United States and internationally. We currently hold various issued patents and pending patent applications.  We file additional patent applications on new inventions, as we deem appropriate. Effective trademark, copyright, patent, domain name, trade dress and trade secret protection is expensive to maintain and may require litigation. As we continue to expand internationally, protecting our intellectual property rights and other proprietary rights involves an increasing number of jurisdictions, a process that is expensive and time-consuming and may not be successful in every location. See Part I Item 1A Risk Factors - "We face risks related to our intellectual property."

Seasonality

A meaningful amount of our gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. However, historically we generally have not recognized revenue from these bookings until the travel is completed (on “check-out”), which can be in a quarter other than when the reservation is booked. Beginning on January 1, 2018, we began recognizing revenue for financial reporting purposes in our 2018 financial statements when the travel begins (on “check-in”), which can also be in a quarter other than when the reservation is booked. In contrast, we expense the substantial majority of our advertising activities as the expense is incurred, which, in the case of performance advertising in particular, is typically in the quarter in which associated reservations are booked. As a result of this potential timing difference between when we record advertising expense and when we recognize associated revenue, we have historically experienced our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of accommodation check-outs for the year for our European and North American businesses. We expect this to continue under our new revenue recognition policy. The first quarter of the year is typically our lowest level of profitability and may experience volatility in earnings growth rates due to these and other seasonal timing factors. For our Asia-Pacific business, we experience the highest levels of accommodation bookings in the third and fourth quarters of the year, and the highest levels of travel consumption in the fourth quarter. As the relative growth rates for these businesses fluctuate, the quarterly distribution of our operating results may vary.

In recent years, we experienced an expansion of the booking window (the average time between the making of a travel reservation and the travel), which impacts the relationship between our gross bookings (recognized at the time of booking) and our revenue and gross profit (recognized at the time of check-out or, after January 1, 2018, at the time of check-in).  Recently, we have seen a modest contraction of the booking window. Future changes in the booking window may cause additional differences between our gross bookings growth rates and revenue growth rates.

Upon adoption of the new revenue recognition accounting standard, for periods beginning after December 31, 2017, the timing of revenue recognition for travel reservation services will change. For example, revenue for accommodation reservation services, which is primarily recognized at check-out under the current accounting standard, will change to be recognized at check-in under the new revenue standard. We currently expect this timing change will not have a significant impact to our annual revenues and net income, although the effects on quarterly revenues and net income are expected to be more significant because a meaningful amount of travel typically starts in December each year and is completed in January of the following year. Under the new revenue standard, this revenue will be recognized in the fourth quarter each year rather than the first quarter of the following year. Therefore, we estimate that revenue will be more than 2% lower in first quarter of 2018, slightly less than 1% lower in second and third quarters of 2018 and 4% higher in fourth quarter of 2018 recognized at check-in, as it is under the new revenue standard, than it would have been if recognized at check-out, as it would have been under the current accounting standard.

In addition, the date on which certain holidays fall can have an impact on our quarterly results. For example, in 2017, our second quarter year-over-year growth rates in revenue, gross profit, operating income and operating margins were positively impacted by Easter falling in the second quarter instead of the first quarter, as it did in 2016. Conversely, our first quarter 2017 year-over-year growth rates in revenue, gross profit, operating income and operating margins were adversely impacted by Easter falling in the second quarter instead of the first quarter, as it did in 2016. Similar to 2017, in 2018 Easter will fall in the second quarter instead of the first quarter. However, because Easter will be on April 1, 2018 and we expect that a meaningful amount of Easter travel will commence in the week leading up to Easter, which is during the first quarter 2018, we expect that Easter will have a negative effect on our second quarter 2018 year-over-year growth rates and a positive effect on our first quarter 2018 year-over-year growth rates due to the change in our revenue recognition policy from "check-out" to "check-in." The timing of other holidays such as Chinese New Year, Carnival and Ramadan can also impact our quarterly year-over-year growth rates.

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

Employees

As of December 31, 2017, we employed approximately 22,900 employees, of which approximately 4,200 were based in the United States and approximately 18,700 were based outside the United States. We also retain independent contractors to support our customer service, website content translation and system support functions.

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

Company Websites

We maintain websites with the addresses www.bookingholdings.com, www.booking.com, www.priceline.com, www.kayak.com, www.agoda.com, www.rentalcars.com, www.opentable.com and www.momondo.com, among others.  We are not including the information contained on our websites as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.  We make available free of charge through the www.bookingholdings.com website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. These reports and other information are also available, free of charge, at www.sec.gov.  Alternatively, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  In addition, the Company's Code of Conduct is available through the www.bookingholdings.com website and any amendments to or waivers of the Code of Conduct will be disclosed on that website.

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

Our financial results and prospects are almost entirely dependent upon the sale of travel services. Travel, including accommodation (including hotels, motels, resorts, homes, apartments, bed and breakfasts, hostels and other properties), rental car and airline ticket reservations, is significantly dependent on discretionary spending levels. As a result, sales of travel services tend to decline during general economic downturns and recessions and times of political or economic uncertainty as consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns or effects that reduce their ability or willingness to travel.

Perceived or actual adverse economic conditions, including slow, slowing or negative economic growth, unemployment rates, inflation and weakening currencies, and concerns over government responses such as higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand.

Political uncertainty, conditions or events, such as the United Kingdom’s decision to leave the European Union ("Brexit") and concerns regarding certain E.U. members with sovereign debt default risks, can also negatively affect consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates, increased cancellation rates and weaker trends in hotel average daily rates ("ADRs") across many regions of the world, particularly in those countries that appear to be most affected by economic and political uncertainties, which we believe are due at least in part to these macro-economic conditions and concerns. Economic or political disruptions could cause, contribute to or be indicative of deteriorating macro-economic conditions, which in turn could negatively affect travel to or from such countries or the travel industry in general and therefore have an adverse impact on our results of operations. While lower occupancy rates have historically resulted in accommodation providers increasing their distribution of accommodation reservations through third-party intermediaries such as us, our remuneration for accommodation reservation transactions changes proportionately with price, and therefore, lower average daily rates generally have a negative effect on our accommodation reservation business and a negative effect on our gross profit.

These and other macro-economic uncertainties, such as oil prices, geopolitical tensions and differing central bank monetary policies, have led to significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling and other currencies. Significant fluctuations in currency exchange rates, stock markets and oil prices can also impact consumer travel behavior. For example, although lower oil prices may lead to increased travel activity as consumers have more discretionary funds and airline fares decrease, declines in oil prices may be indicative of broader macro-economic weakness, which in turn could negatively affect the travel industry and our business.

Since the United Kingdom's Brexit vote, global markets and foreign exchange rates have experienced increased volatility, including a decline in the value of the British Pound Sterling as compared to the U.S. Dollar. Upon leaving the European Union, among other things, the United Kingdom could lose access to the single European Union market and travel between the United Kingdom and European Union countries could be restricted. We could face new regulatory costs and challenges if U.K. regulations and policies diverge from those of the European Union. Since the timing and terms of the United Kingdom's exit from the European Union are uncertain, we are unable to predict the effect Brexit will have on our business (including the effect on non-U.K. citizens employed by us in the United Kingdom) and results of operations. The United Kingdom's decision to leave the European Union could result in other member countries also determining to leave, which could lead to added economic and political uncertainty and devaluation or eventual abandonment of the Euro common currency, any of which could have a negative impact on travel and therefore our business and results of operations.

The uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.

In addition, unforeseen events beyond our control, such as oil prices, stock market volatility, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Zika and MERS, political instability, changes in economic conditions, regional hostilities, imposition of taxes or surcharges by regulatory authorities, changes in trade or immigration policies or travel-related accidents, can disrupt travel or otherwise result in declines in travel demand. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our business and results of operations. For example, our business and operations have been negatively impacted by terrorist attacks, Hurricanes Harvey and Irma, which disrupted travel in the southeastern United States and parts of the Caribbean, respectively, in August 2017, and the coup attempt in Turkey in July 2016. Also, as European countries respond to an increased flow of migrants from the Middle East, travel between countries within the European Union and to and from the region could be subject to increased restrictions or the closing of borders, which could negatively impact travel to, from or within the European Union and adversely affect our business and results of operations. Certain jurisdictions, particularly in Europe, are considering regulations intended to address the issue of "overtourism," including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel to, or our ability to offer accommodations in, such markets, which could negatively impact our business, growth and results of operations. The United States has implemented or proposed, or is considering, various travel restrictions and actions that could affect U.S. trade policy or practices, which could also adversely affect travel to or from the United States. Future terrorist attacks, natural disasters, health concerns, civil or political unrest or other events outside our control could disrupt our business and operations and adversely affect our results of operations.

Intense competition could reduce our market share and harm our financial performance.
We compete globally with both online and traditional travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market, including by establishing a flight meta-search product ("Google Flights") and a hotel meta-search product ("Google Hotel Ads") that are growing rapidly, as well as its "Book on Google" reservation functionality and its Google Trips app.

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

•
online accommodation search and/or reservation services, such as Airbnb, HomeAway (which is owned by Expedia) and Tujia (in which Ctrip and Expedia hold investments), currently focused primarily on alternative accommodations, including individually owned properties such as homes and apartments;

•	large online companies, including search, social networking and marketplace companies such as Google, Facebook, Alibaba, Tencent, Amazon and Baidu;

•
traditional travel agencies, travel management companies, wholesalers and tour operators, many of which combine physical locations, telephone services and online services, such as Carlson Wagonlit, American Express, BCD Travel, Concur (which is owned by SAP), Thomas Cook, TUI, and Hotelbeds (which acquired Tourico and GTA in 2017), as well as thousands of individual travel agencies around the world;

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

•
online travel search and price comparison services (generally referred to as "meta-search" services), such as Google Flights, Google Hotel Ads, TripAdvisor, trivago (in which Expedia holds a majority interest), Qunar (which is controlled by Ctrip), Skyscanner (in which Ctrip holds a majority interest) and HotelsCombined;

•
online restaurant reservation services, such as TripAdvisor's LaFourchette, Yelp's SeatMe, Zomato, Bookatable (which is owned by Michelin), Quandoo (which is owned by Recruit) and Resy (in which Airbnb holds a minority interest);

•
companies offering new rental car business models or car- or ride-sharing services that affect demand for rental cars, some of which have developed innovative technologies to improve efficiency of point-to-point transportation and extensively utilize mobile platforms, such as Uber, Lyft, Gett, Zipcar (which is owned by Avis), BlaBlaCar, Didi Chuxing, Grab and Ola; and

•	companies offering technology services and software solutions to accommodation providers, including large global distribution systems, or GDSs, such as Amadeus and Sabre.

Google, the world's largest search engine and one of the world's largest companies and other large, established companies with substantial resources and expertise in developing online commerce and facilitating internet traffic have launched search, meta-search and/or reservation booking services and may create additional inroads into online travel. Google's travel meta-search services, Google Hotel Ads and Google Flights, are growing rapidly and have achieved significant market share in a relatively short time. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., accommodations, rental car companies or airlines), online travel company ("OTC") and other travel websites and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTCs or other travel websites, which could lead to travel service providers or others gaining a larger share of search traffic. Google leverages its general search business to promote its meta-search offerings by showing meta-search results at the top of its organic search results. Further, TripAdvisor and trivago, two other leading meta-search companies, support their meta-search services with significant brand and performance advertising. Through our KAYAK meta-search service, we compete directly with other meta-search services. KAYAK depends on access to information related to travel service pricing, schedules, availability and other related information from OTCs and travel service providers. To the extent OTCs or travel service providers do not provide such information to KAYAK, KAYAK's business and results of operations could be harmed.

Consumers may favor travel services offered by meta-search websites or search companies over OTCs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites and increase our advertising and other customer acquisition costs. To the extent any such consumer behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in profits from our KAYAK meta-search business to offset any related decrease in profits experienced by our OTC brands. Further, meta-search services may evolve into more traditional OTCs by offering consumers the ability to make travel reservations directly through their websites. For example, TripAdvisor allows consumers to make a reservation at some accommodations while staying on TripAdvisor through its "Instant Booking" offering, which includes participation by many of the leading global hotel chains.  We have been participating in Instant Booking since 2015, however such participation may not result in substantial incremental bookings and could cannibalize business that would otherwise come to us through other ad offerings on TripAdvisor, directly (including after a consumer first visits TripAdvisor) or through other channels, some of which may be more profitable to us than reservations generated through Instant Booking. To the extent consumers book travel services through a service such as TripAdvisor's Instant Booking, Google's "Book on Google," a meta-search website or directly with a travel service provider after visiting a meta-search website or meta-search utility on a traditional search engine without using an OTC like us, or if meta-search services limit our participation within their search results or evolve into more traditional OTCs, we may need to increase our advertising or other customer acquisition costs to maintain or grow our reservation bookings and our business and results of operations could be adversely affected.

There has been a proliferation of new channels through which accommodation providers can offer reservations.  For example, companies such as Airbnb and HomeAway (which is owned by Expedia) offer services providing alternative accommodation property owners, particularly individuals, an online place to list their accommodations where travelers can search and book such properties and compete directly with our alternative accommodation services. In addition, Airbnb has begun offering hotel reservations through its online and mobile platforms. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its website.  If any of these services are successful in attracting consumers who would otherwise use our services, our business and results of operations would be harmed.

Although we believe that providing an extensive collection of properties, excellent customer service and an intuitive, easy to use website or mobile experience are important factors influencing a consumer's decision to make a reservation, for many consumers, particularly in certain markets, the price of the travel service is the primary factor determining whether a consumer will book a reservation. As a result, it is increasingly important to offer travel services, such as hotel room rates, at competitive prices, whether through discounts, coupons, closed-user group rates or loyalty programs, or otherwise. Discounting and couponing coupled with a high degree of consumer shopping behavior is particularly common in Asian markets, while brand loyalty in such markets can be less important. In some cases, our competitors are willing to make little or no profit on a transaction, or offer travel services at a loss, in order to gain market share. If we are unable to effectively compete in these markets, our market share, business and results of operations could be materially adversely affected.

Travel service providers, including hotel chains, rental car companies and airlines with which we conduct business, compete with us in online channels to drive consumers to their own websites in lieu of third-party distributors such as us. Travel service providers may charge lower prices and, in some instances, offer advantages such as loyalty points or special discounts to members of closed user groups (such as loyalty program participants or consumers with registered accounts), any of which could make their offerings more attractive to consumers than our services. For example, many large hotel chains have instituted additional initiatives, such as increased discounting and incentives, to encourage consumers to book accommodations directly through their websites. Discounting may increase as competition authorities seek to allow increased pricing flexibility among providers of travel service reservations. We may need to offer similar advantages to maintain or grow our reservation bookings, which could adversely impact our profitability. Further, consolidation among travel service providers, such as Marriott International's acquisition in 2017 of Starwood Hotels & Resorts, could result in lower rates of commission paid to OTCs, increased discounting and greater incentives for consumers to join closed user groups as such travel service providers expand their offerings. If we are not as effective as our competitors (including hotel chains) in offering discounted prices to closed user groups or if we are unable to entice members of our competitors' closed user groups to use our services, our ability to grow and compete could be harmed.

We are exposed to fluctuations in currency exchange rates.
We conduct a substantial majority of our business outside the United States but we report our results in U.S. Dollars. As a result, we face exposure to movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. Throughout 2015, the U.S. Dollar strengthened significantly year-over-year relative to substantially all currencies in which we transact, most notably the Euro, Brazilian Real, British Pound Sterling, Russian Ruble and Australian Dollar. In 2016, the U.S. Dollar continued to be stronger year-over-year relative to the British Pound Sterling, Russian Ruble and many other major currencies in which we transact. After the "Brexit" referendum in the United Kingdom in June 2016, the U.S. Dollar strengthened significantly against the British Pound Sterling. As a result of these currency exchange rate changes, in 2015 and 2016 our foreign-currency-denominated net assets, gross bookings (an operating and statistical metric referring to the total dollar value, generally inclusive of all taxes and fees, of all travel services booked by our customers, net of cancellations), gross profit, operating expenses and net income were lower as expressed in U.S. Dollars. In 2017, the Euro, British Pound Sterling and certain other currencies in which we transact strengthened against the U.S. Dollar. If the U.S. Dollar were to again strengthen, our foreign-currency-denominated net assets, gross bookings, gross profit, operating expenses and net income when expressed in U.S. Dollars would decrease.
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
We derive a substantial portion of our revenues, and have significant operations, outside the United States. Our international businesses include the Netherlands-based accommodation reservation service Booking.com, the Asia-based accommodation reservation service agoda.com, the U.K.-based rental car reservation service Rentalcars.com (which began operating as part of Booking.com on January 1, 2018) and, to a lesser extent, KAYAK's international meta-search services and OpenTable's international restaurant reservation business. Our international OTC operations have achieved significant year-over-year growth in their gross bookings. These growth rates, which have contributed significantly to our growth in consolidated revenue, gross profit and earnings, have declined, a trend we expect to continue as the absolute level of our gross bookings increases. Other factors may also slow the growth rates of our international businesses, including, for example, worldwide or regional economic conditions, strengthening of the U.S. Dollar versus the Euro, the British Pound Sterling and other currencies, declines in ADRs, increases in cancellations, adverse changes in travel market conditions and the competitiveness of the market. A decline in the growth rates of our international businesses could have a negative impact on our revenue and earnings growth rates and, as a consequence, our stock price.
Our strategy involves continued expansion in regions throughout the world. Many of these regions have different economic conditions, customs, languages, currencies, consumer expectations, levels of consumer acceptance and use of the internet for commerce, legislation, regulatory environments (including labor laws and customs), tax laws and levels of political stability, and we are subject to associated risks typical of international businesses. International markets may have strong local competitors with an established brand and travel service provider or restaurant relationships that may make expansion in that market difficult and costly and take more time than anticipated. In addition, compliance with legal, regulatory or tax requirements in multiple jurisdictions places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences. In some markets such as China, legal and other regulatory requirements may prohibit or limit participation by foreign businesses, such as by making foreign ownership or management of internet or travel-related businesses illegal or difficult, or may make direct participation in those markets uneconomic, which could make our entry into and expansion in those markets difficult or impossible, require that we work with a local partner or result in higher operating costs. If we are unsuccessful in rapidly expanding in new and existing markets and effectively managing that expansion, our business and results of operations could be adversely affected.
Certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall margins as these markets increase in size over time. Also, we intend to continue to invest in adding accommodations available for reservation on our websites, such as hotels, motels, resorts, homes, apartments and other unique places to stay. Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because alternative accommodations are often either a single unit or a small collection of independent units, these properties generally represent more limited booking opportunities than hotels, motels and resorts, which generally have more units to rent per property. Further, alternative accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors or may not be available at peak times due to use by the property owners, and we may also experience lower profit margins with respect to these properties due to certain additional costs related to offering these accommodations on our websites. As we increase our alternative accommodation business, these different characteristics could negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our websites, we expect that our gross bookings growth rate and property growth rate will continue to diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of alternative accommodation properties increases, the number of reservations per property will likely continue to decrease.
In addition, as our alternative accommodation reservation business grows, we may incur increasing numbers of complaints related to non-existent properties or properties that are significantly different than as described in the listing, as well as claims of liability based on events occurring at such properties such as robbery, injury, death and other similar events. Such complaints or claims could result in negative publicity and increased costs, which could adversely affect our reputation, business and results of operations. Further, the regulatory environment related to some alternative accommodations such as homes and apartments is evolving and laws, regulations or property association rules could impose restrictions or burdens on these property owners that limit or negatively affect their ability to rent their properties. Some jurisdictions have adopted or are considering statutes or ordinances that prohibit owners and managers from renting certain properties for fewer than a stated number of consecutive days or for more than an aggregate total number of days per year. In addition, several jurisdictions have adopted or are considering adopting statutes or ordinances requiring online platforms that list certain alternative accommodations to obtain a license to list such accommodations and/or to comply with other restrictions or requirements. Such regulations could negatively impact the growth and/or size of our alternative accommodation reservation business.

We believe that the increase in the number of accommodation providers that participate on our websites, and the corresponding access to accommodation room nights, has been a key driver of the growth of our accommodation reservation business. The growth in our accommodation bookings typically makes us an attractive source of consumer demand for our accommodation providers. However, accommodation providers may wish to limit the amount of business that flows through a single distribution channel. Also, certain jurisdictions, particularly in Europe, are considering regulations intended to address the issue of "overtourism," including by restricting accommodation offerings in city centers or near popular tourist destinations, such as by restricting construction of new hotels or the renting of homes or apartments. Such restrictions could also include limiting the number of tourists permitted to visit and stay near popular areas during peak seasons or as a general matter. As a result, we may experience constraints on the number of listings, or accommodation room nights, actually available to us, which could negatively impact our growth rate and results of operations.
The number of our employees worldwide has grown from approximately 6,900 as of December 31, 2012 to approximately 22,900 as of December 31, 2017, which growth is mostly comprised of hires by our international operations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage this growth and our future operations, especially as we employ personnel in multiple geographic locations around the world.
We rely on performance and brand advertising channels to generate a significant amount of traffic to our websites and grow our business.
We believe that maintaining and strengthening our brands are important aspects of our efforts to attract and retain customers. We have invested considerable money and resources in the establishment and maintenance of our brands, and we will continue to invest resources in brand advertising, marketing and other brand building efforts to preserve and enhance consumer awareness of our brands. In addition, effective performance advertising has been an important factor in our growth, and we believe it will continue to be important to our future success. As our competitors spend increasingly more on advertising, we are required to spend more in order to maintain our brand recognition and, in the case of performance advertising, to maintain and grow traffic to our websites through performance advertising channels. We may not be able to successfully maintain or enhance consumer awareness and acceptance of our brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. For instance, we have observed increased brand advertising by OTCs, meta-search services and travel service providers, particularly in North America and Europe, which may make our brand advertising efforts more expensive and less effective. If we are unable to maintain or enhance consumer awareness and acceptance of our brands in a cost-effective manner, our business, market share and results of operations would be materially adversely affected.
Our online performance advertising efficiency, expressed as performance advertising expense as a percentage of gross profit, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs-per-click and reduce our performance advertising efficiency. We use third-party websites, including online search engines (primarily Google), meta-search and travel research services and affiliate marketing as primary means of generating traffic to our websites. Our performance advertising expense has increased significantly and our performance advertising efficiency has declined in recent years, a trend we expect to continue, though the rate of decrease may fluctuate and there may be periods of stable or increasing ROIs from time to time. Further, at times we may pursue a strategy of increasing performance advertising ROIs, which could negatively affect our gross bookings and gross profit growth rates. Any reduction in our performance advertising efficiency could have an adverse effect on our business and results of operations, whether through reduced revenues or revenue growth or through advertising expenses increasing faster than revenues and thereby reducing margins and earnings growth.
We believe that a number of factors could cause consumers to increase their shopping activity before making a travel purchase. Increased shopping activity reduces our performance advertising efficiency and effectiveness because traffic becomes less likely to result in a reservation through our website, and such traffic is more likely to be obtained through paid performance advertising channels than through direct channels. Further, consumers may favor travel services offered by search or meta-search companies over OTCs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites, increase our advertising and other customer acquisition costs and adversely affect our business, margins and results of operations. To the extent any such increased shopping behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in gross profit from our KAYAK meta-search business to offset any related decrease in gross profit or increase in advertising and other customer acquisition costs experienced by our OTC brands.

Our business could be negatively affected by changes in internet search and meta-search algorithms and dynamics or traffic-generating arrangements.
We use Google to generate a significant portion of the traffic to our websites, and, to a lesser extent, we use other search and meta-search websites to generate traffic to our websites, principally through pay-per-click advertising campaigns. The pricing and operating dynamics on these search and meta-search websites can experience rapid change commercially, technically and competitively. For example, Google frequently updates and changes the logic which determines the placement and display of results of a consumer's search, such that the placement of links to our websites can be negatively affected and our costs to improve or maintain our placement in search results can increase. In June 2017, the European Commission fined Google 2.4 billion Euros for breaching European Union antitrust rules by giving its comparison shopping service priority placement in Google search results. Google has appealed the European Commission's decision, and it is not yet clear how or whether the decision will affect Google's ranking of its travel meta-search services (Google Flights and Google Hotel Ads) in Google search results. Changes by Google in how it presents travel search results, including its promotion of its travel meta-search services, or the manner in which it conducts the auction for placement among search results, may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites, which in turn would have an adverse effect on our business, market share and results of operations. Similarly, changes by our other search and meta-search partners in how they present travel search results or the manner in which they conduct the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites.
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
The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new service announcements, introductions and enhancements and changing consumer demands. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the progress of technology adoption in various markets, including the continuing adoption of the internet and online commerce in certain geographies and the emergence and growth of the use of smartphones and tablets for mobile e-commerce transactions, including through the increasing use of mobile apps. New developments in other areas, such as cloud computing, could make entering our markets easier for competitors due to lower upfront technology costs. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services and online platforms to evolving industry standards and to continually innovate and improve the performance, features and reliability of our services and online platforms in response to competitive service offerings and the evolving demands of the marketplace. In particular, it is increasingly important for us to effectively offer our services on mobile devices through mobile apps and mobile-optimized websites. Any failure by us to successfully develop and achieve customer adoption of our mobile apps and mobile-optimized websites would have a material and adverse effect on our growth, market share, business and results of operations. Further, to the extent mobile devices enable users to block advertising content on their devices, our advertising revenue and our ability to market our brands and acquire new customers may be negatively affected. We believe that ease-of-use, comprehensive functionality and the look and feel of our mobile apps and mobile-optimized websites are increasingly competitively critical as consumers obtain more of their travel and restaurant services through mobile devices. As a result, we intend to continue to spend significant resources maintaining, developing and enhancing our websites and mobile platforms, including our mobile-optimized websites and mobile apps, and other technologies and platforms. Further, technical innovation often results in bugs and other system failures. Any such bug or failure, especially in connection with a significant technical implementation or change, could result in lost business, harm to our brand or reputation, customer complaints and other adverse consequences, any of which could adversely affect our business and results of operations.
Furthermore, as the overall size of our business has grown, the competitive pressure to innovate will encompass a wider range of services and technologies, including services and technologies that may be outside of our historical core business, and our ability to keep pace may slow. Our current and potential competitors range from large and established companies to emerging start-ups. Emerging start-ups may be able to innovate and focus on developing a particularly new product or service faster than we can or may foresee consumer need for new services or technologies before us. Some of our larger competitors or potential competitors have more resources or more established relationships with consumers than we do, and they could use these advantages in ways that could affect our competitive position, including by making acquisitions, entering or investing in travel reservation businesses, investing in research and development, and competing aggressively for highly-skilled employees.
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
The security of data when engaging in electronic commerce is essential to maintaining consumer and travel service provider confidence in our services. Any security breach whether instigated internally or externally on our systems or other internet-based systems could significantly harm our reputation and therefore our business, brand, market share and results of operations. We currently require consumers who use certain of our services to guarantee their offers with their credit card. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data and prevent unauthorized access to our data or accounts. It is possible that computer circumvention capabilities, new discoveries or advances or other developments, including our own acts or omissions, could result in a compromise or breach of consumer data. For example, third parties may attempt to fraudulently induce employees, travel service provider partners or customers to disclose user names, passwords or other sensitive information ("phishing"), which may in turn be used to access our information technology systems or to defraud our partners or customers. We have experienced targeted and organized phishing attacks and may experience more in the future. These risks are likely to increase as we expand our offerings, integrate our products and services, and store and process more data, including personal information. Our efforts to protect information from unauthorized access may be unsuccessful or may result in the rejection of legitimate attempts to book reservations through our services, any of which could result in lost business and materially adversely affect our business, reputation and results of operations.
Our existing security measures may not be successful in preventing security breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal consumer information or transaction data or other proprietary information. In the last few years, several major companies experienced high-profile security breaches that exposed their systems and information and/or their customers' or employees' personal information. We expend significant resources to protect against security breaches, and we may need to increase our security-related expenditures to maintain or increase our systems' security or to address problems caused and liabilities incurred by breaches. These issues are likely to become more difficult to manage as we expand the number of places where we operate and the number and variety of services we offer, and as the tools and techniques used in such attacks become more advanced. Security breaches could result in severe damage to our information technology infrastructure, including damage that could impair our ability to offer our services or the ability of consumers to make reservations or conduct searches through our services, as well as loss of customer, financial or other data that could materially and adversely affect our ability to conduct our business, satisfy our commercial obligations or meet our public reporting requirements in a timely fashion or at all. Security breaches could also result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, subject us to regulatory penalties and sanctions, or cause consumers to lose confidence in our security and choose to use the services of our competitors, any of which would have a negative effect on our brands, market share, results of operations and financial condition. Our insurance policies carry low coverage limits, and would likely not be adequate to reimburse us for all losses caused by security breaches.
We also face risks associated with security breaches affecting third parties conducting business over the internet. Consumers generally are concerned with security and privacy on the internet, and any publicized security problems could negatively affect consumers' willingness to provide private information or effect commercial transactions on the internet generally, including through our services. Some of our business is conducted with third-party marketing affiliates, which may generate travel reservations through our infrastructure or through other systems. Additionally, consumers using our services could be affected by security breaches at third parties such as travel service providers, payroll providers, health plan providers, payment processors or GDSs upon which we rely. A security breach at any such third-party marketing affiliate, travel service provider, payment processor, GDS or other third party on which we rely, such as the security breach experienced by Sabre in May 2017, could be perceived by consumers as a security breach of our systems and in any event could result in negative publicity, subject us to notification requirements, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose us to liability.
In our processing of travel transactions, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, such as the European Union's Data Protection Directive and variations and implementations of that directive in the member states of the European Union. In addition, in April 2016 the European Union adopted a new General Data Protection Regulation designed to unify data protection within the European Union under a single law, which has resulted and will result in significantly greater compliance burdens and costs for companies with users and operations in the European Union.  Under the General Data Protection Regulation, fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, could be imposed. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The General Data Protection Regulation will go into effect and apply to us beginning in May 2018. In the United Kingdom, a Data Protection Bill has been introduced in Parliament that, if adopted, would substantially implement the European Union's General Data Protection Regulation in the United Kingdom. In February 2016, E.U. and U.S. authorities announced that they had reached agreement on a new data transfer framework, called the E.U.-U.S. Privacy Shield, which was formally adopted by the European Commission on July 12, 2016. The European Union and the United States are implementing the new framework, but it is currently subject to legal challenge. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
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
We have experienced rapid growth in consumer traffic to our websites and through our mobile apps, the number of accommodations on our extranets and the geographic breadth of our operations. If our systems cannot be expanded to cope with increased demand or fail to perform, we could experience unanticipated disruptions in service, slower response times, decreased customer service and customer satisfaction and delays in the introduction of new services, any of which could impair our reputation, damage our brands and materially and adversely affect our results of operations. Further, as an online business, we are dependent on the internet and maintaining connectivity between ourselves and consumers, sources of internet traffic, such as Google, and our travel service providers and restaurants. As consumers increasingly turn to mobile devices, we also become dependent on consumers' access to the internet through mobile carriers and their systems. Disruptions in internet access, such as the denial of service attack against Dyn in October 2016 that resulted in a service outage for a number of major internet companies, whether generally, in a specific market or otherwise, especially if widespread or prolonged, could materially adversely affect our business and results of operations. While we do maintain redundant systems and hosting services, it is possible that we could experience an interruption in our business, and we do not carry business interruption insurance sufficient to compensate us for all losses that may occur.
Our computer hardware for operating our services is currently located at hosting facilities around the world. These systems and operations are vulnerable to damage or interruption from human error, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, terrorism and similar misconduct. Despite any precautions we may take, the occurrence of any disruption of service due to any such misconduct, natural disaster or other unanticipated problems at such facilities, or the failure by such facilities to provide our required data communications capacity could result in lengthy interruptions or delays in our services. Any system failure that causes an interruption or delay in service could impair our reputation, damage our brands, result in lost business or result in consumers choosing to use a competitive service, any of which could have a material adverse effect on our business and results of operations.

Our existing security measures may not be successful in preventing attacks on our systems, and any such attack could cause significant interruptions in our operations. For instance, from time to time, we have experienced "denial-of-service" type attacks on our systems that have made portions of our websites slow or unavailable for periods of time. There are numerous other potential forms of attack, such as "phishing" (where a third party attempts to infiltrate our systems or acquire information by posing as a legitimate inquiry or electronic communication), SQL injection (where a third party attempts to insert malicious code into our software through data entry fields in our websites in order to gain control of the system) and attempting to use our websites as a platform to launch a "denial-of-service" attack on another party, each of which could cause significant interruptions in our operations and potentially adversely affect the value of our brands, operations and results of operations or involve us in legal or regulatory proceedings. We expend significant resources in an attempt to prepare for and mitigate the effects of any such attacks. Reductions in website availability and response time could cause loss of substantial business volumes during the occurrence of any such attack on our systems, and measures we may take to divert suspect traffic in the event of such an attack could result in the diversion of bona fide customers. These issues are likely to become more difficult to manage as we expand the number of places where we operate and the variety of services we offer, and as the tools and techniques used in such attacks become more advanced. Successful attacks could result in negative publicity, damage our reputation and prevent consumers from booking travel services, researching travel services or making restaurant reservations through us during the attack, any of which could cause consumers to use the services of our competitors, which would have a negative effect on the value of our brands, our market share, business and results of operations.
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
Consumer adoption and use of mobile devices creates challenges and may enable device companies such as Apple to compete directly with us.
Widespread adoption of mobile devices, such as the iPhone, Android-enabled smartphones, and tablets such as the iPad, coupled with the web browsing functionality and development of thousands of useful apps available on these devices, is driving substantial online traffic and commerce to mobile platforms. We have experienced a significant shift of business, both direct and indirect, to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Some competitors offer last-minute discounts for mobile accommodation reservations. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. The gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple apps from multiple companies providing a similar service and instead prefer to use one or a limited number of apps for their mobile travel and restaurant research and reservation activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important. Our mobile offerings have received generally strong reviews and are driving a material and increasing share of our business. We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer. As a result, it is increasingly important for us to develop and maintain effective mobile apps and websites optimized for mobile devices to provide consumers with an appealing, easy-to-use mobile experience. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile offerings are not used by consumers, we could lose market share to existing competitors or new entrants and our business, future growth and results of operations could be adversely affected.
Google's Android operating system is the leading smartphone operating system in the world. As a result, Google could leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. Further, Google is the leading internet search service and has leveraged its search popularity to promote its travel meta-search services. Similarly, Apple, the producer of, among other things, the iPhone and iPad, obtained a patent for "iTravel," a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple's iPhone operating system includes "Wallet," a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and, along with iTravel, may be indicative of Apple's intent to enter the travel reservations business in some capacity. Apple has substantial market share in the smartphone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps and has access to greater resources than we have. Apple may use or expand iTravel, Wallet, Siri (Apple's voice recognition "concierge" service), Apple Pay (Apple's mobile payment system) or another mobile app or functionality as a means of entering the travel reservations marketplace. To the extent Google or Apple use their mobile operating systems, app distribution channels or, in the case of Google, search services, to favor their own travel service offerings, our business and results of operations could be harmed.
We may have exposure to additional tax liabilities.
As an international business providing reservation and advertising services around the world, we are subject to income taxes and non-income-based taxes in the United States and various international jurisdictions. Due to economic and political conditions, tax rates and tax regimes in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets or changes in tax laws or their interpretation. If our effective tax rates were to increase, our results of operations and cash flows would be adversely affected.
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
For example, French tax authorities conducted an audit that started in 2013 of the tax years 2003 through 2012. The French tax authorities are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income taxes and value-added taxes. In December 2015, the French tax authorities issued assessments related to these tax years for approximately 356 million Euros, the majority of which represents penalties and interest. We believe that Booking.com has been, and continues to be, in compliance with French tax law, and we are contesting the assessments. Our objection to the assessments was denied by the French tax authorities. If we are unable to resolve the matter with the French tax authorities, we expect to challenge the assessments in the French courts. In order to challenge the assessments in court, we may be required to pay, upfront, the full amount or a significant part of any such assessments, though such payment would not constitute an admission by us that we owe the taxes. Alternatively, any resolution or settlement of the matter with the French tax authorities may also require payment as part of such resolution or settlement. French tax authorities have begun a similar audit of the tax years 2013 through 2015, which could result in additional assessments.

In general, governments are increasingly focused on ways to increase tax revenues, which has contributed to an increase in audit activity and harsher stances taken by tax authorities.  Any such additional taxes or other assessments may be in excess of our current tax provisions or may require us to modify our business practices in order to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on our business, results of operations and financial condition.

In December 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted into law in the United States. The Tax Act made significant changes to U.S. federal tax law, including a reduction in the U.S. federal statutory tax rate from 35% to 21%, effective January 1, 2018, and exempts from U.S. federal income tax international profits distributed to the United States. The Tax Act imposes a one-time mandatory deemed repatriation tax on unremitted accumulated international earnings, to be paid over eight years. The Company's international cash and investments as of December 31, 2017, amounting to $16.2 billion, as well as future cash generated by our international operations, can be repatriated to the U.S. without further U.S. federal income tax. See Note 13 to our Consolidated Financial Statements for more information regarding our estimation of future tax liabilities.
The Tax Act also includes provisions, effective after December 31, 2017, allowing the immediate write off of the cost of certain investments in depreciable assets, imposing a limit on the deduction for net interest expense, changing the deductibility of covered officer compensation, and changing the rules on the use of net operating losses. The Tax Act also introduces a tax on 50% of global intangible low-taxed income, which is income determined to be in excess of a specified routine rate of return. The Tax Act further introduces a base erosion and anti-abuse tax aimed at preventing the erosion of the U.S. tax base, and a new tax on foreign-derived intangible income.
The tax law changes made by the Tax Act are broad and complex, and there are significant uncertainties about how the Tax Act will be interpreted at both the U.S. federal and state levels, and limited guidance is available from tax authorities at this time. The interpretation and implementation of the Tax Act, and regulations, rules or guidance that may be adopted under or resulting from the Tax Act could materially change the provisional tax that we recognized in 2017 and the expected future impact of the Tax Act on our business.
Additionally, in October 2015, the Organisation for Economic Co-operation and Development ("OECD") issued "final reports" in connection with its "base erosion and profit shifting" ("BEPS") project. The OECD, with the support of the G20, initiated this project in 2013 in response to concerns that international tax standards have not kept pace with changes in global business practices and that changes are needed to international tax laws to address situations where multinational businesses may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions where the activities creating those profits take place. The final reports were endorsed by the G20 leaders in November 2015. The final reports propose 15 actions the OECD determined are needed to address base erosion and profit shifting, including: (a) enhancing transparency through the sharing of tax information between countries; (b) prescribing standardized country-by-country reporting and other documentation requirements aimed at identifying where profits, tax and economic activities occur; (c) preventing harmful tax practices including the use of preferential tax regimes; (d) modernizing the OECD's transfer pricing rules related to intangibles; (e) changing the definition of permanent establishment to prevent artificial avoidance of tax nexus; and (f) limiting tax base erosion through interest deductions and other financial payments. The measures have, among other things, resulted in the development of a multilateral instrument ("MLI") to incorporate and facilitate changes to tax treaties. In June 2017, a number of countries signed the MLI. On January 28, 2016, the European Commission unveiled a new package of proposals aimed at providing a framework for fairer taxation and to provide a coordinated European Union response to combating corporate tax avoidance. Following agreement among the European Union member states on the final content of the package, the European Council formally adopted an Anti-Tax Avoidance Directive in July 2016, which was further amended in February 2017. The Directive is aimed at preventing aggressive tax planning, increasing tax transparency and creating a fairer tax environment for all businesses in the European Union. Further, the OECD's task force on the digital economy is also working on an interim report for the G20 due in early 2018 and is considering potential ideas to address the tax challenges of the digital economy including interim solutions such as an alternative levy on electronic sales. Several EU Member states have recently also proposed the concept of an equalization tax to the EU Commission that would seek to tax the turnover of digital companies. In a press release dated October 19, 2017, the European Council concluded that the European Union needs an effective and fair taxation system for the digital era to ensure a global level playing field in line with the work being carried out at the OECD and that it is also anticipating EU Commission proposals on this subject early in 2018. We expect many countries to change their tax laws in response to these developments, and several countries have already changed or proposed changes to their tax laws in response to the final BEPS reports and/or the developments in the European Union. Any changes to international tax laws, including new definitions of permanent establishment or changes affecting the benefits of preferential tax regimes such as the Dutch "Innovation Box Tax" (discussed below), could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Further, changes to tax laws and additional reporting requirements could increase the complexity, burden and cost of compliance. Due to the large and expanding scale of our international business activities, any changes in U.S. or international taxation of our activities or the combined effect of tax laws in multiple jurisdictions (including the United States) may increase our worldwide effective tax rate, increase the complexity and costs associated with tax compliance (especially if changes are implemented or interpreted inconsistently across tax jurisdictions) and adversely affect our cash flows and results of operations.
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
The Netherlands corporate income tax law provides that income generated from qualifying innovative activities prior to 2018 is taxed at the rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings currently qualifies for Innovation Box Tax treatment. In the year ended December 31, 2017, the Innovation Box Tax benefit reduced our consolidated income tax expense by approximately $397 million.
In order to be eligible for Innovation Box Tax treatment, Booking.com must, among other things, apply for and obtain an R&D certificate from a Dutch governmental agency every six months confirming that the activities that Booking.com intends to be engaged in over the subsequent six-month period are "innovative." The R&D certificate is current but should Booking.com fail to secure such a certificate in any future period - for example, because the governmental agency does not view Booking.com's new or anticipated activities as innovative - or should this agency determine that the activities contemplated to be performed in a prior period were not performed as contemplated or did not comply with the agency's requirements, Booking.com may lose its certificate and, as a result, the Innovation Box Tax benefit may be reduced or eliminated. Booking.com intends to apply for continued Innovation Box Tax treatment for future periods. However, Booking.com's application may not be accepted, or, if accepted, the amount of qualifying earnings may be reduced. Furthermore, the Dutch government introduced changes to its income tax laws that increased the Innovation Box Tax rate to 7% beginning in 2018. The Dutch government has also proposed, commencing in 2019, incrementally reducing over time the corporate income tax statutory rate from 25% to 21% by 2021. If this proposal is enacted into law, we expect the combined effect of these two changes to slightly increase our effective tax rate during the first two years of the income tax transition period, and slightly reduce it thereafter.
The loss of the Innovation Box Tax benefit (or any material portion thereof), whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not "innovative" or for any other reason, would substantially increase our effective tax rate and adversely impact our results of operations and cash flows.
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
We rely on providers of accommodations, rental cars and airline tickets and on restaurants to make their services available to consumers through us. Our arrangements with travel service providers generally do not require them to make available any specific quantity of accommodation reservations, rental cars or airline tickets, or to make accommodation reservations, rental cars or airline tickets available in any geographic area, for any particular route or at any particular price. Similarly, our arrangements with restaurants generally do not require them to provide all of their available tables and reservations to customers through us. We are in regular dialogue with our major travel service providers about the nature and extent of their participation in our services. A significant reduction on the part of any of our major travel service providers or providers that are particularly popular with consumers in their participation in our services for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, market share and results of operations. To the extent any of those major or popular travel service providers ceased to participate in our services in favor of one of our competitors' systems or decided to require consumers to purchase services directly from them, our business, market share and results of operations could be harmed. During periods of higher occupancy rates, accommodation providers may decrease their distribution of accommodation reservations through third-party intermediaries like us, in particular through our discount services such as priceline.com's Express Deals® and Name Your Own Price® services. Further, as consolidation among travel service providers increases, the potential adverse effect of a decision by any particular significant travel service provider (such as a large hotel chain, airline or rental car company) to withdraw from or reduce its participation in our services also increases. To the extent restaurants limit the availability of reservations through OpenTable, consumers may not continue to use our services and/or our revenues could be adversely affected, especially if reservations during highly desirable times on high volume days are not made available through us.
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
In addition, competition for well-qualified employees in all aspects of our business, including software engineers, mobile communication talent and other technology professionals, is intense both in the United States and abroad. Our international success in particular has led to increased efforts by our competitors and others to hire our international employees. These difficulties may be amplified by evolving restrictions on immigration, travel or availability of visas or work permits for skilled technology workers. Our continued ability to compete effectively and to innovate and develop products, services, technologies and enhancements depends on our ability to attract new employees and to retain and motivate existing employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, competitive position and results of operations would be adversely affected. We do not maintain any key person life insurance policies.

As the size of our business grows, we may become increasingly subject to the scrutiny of anti-trust, competition and consumer protection regulators.
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

On July 1, 2015, Booking.com voluntarily implemented the commitments given to the French, Italian and Swedish NCAs throughout the European Economic Area and Switzerland. Nearly all NCAs in the European Economic Area have now closed their investigations following Booking.com's implementation of the commitments in their jurisdictions. Booking.com also agreed in 2017 with the NCAs in Australia, New Zealand and Georgia to implement the narrow price parity clause in these countries. However, the Australian NCA indicated in February 2017 that it is reassessing narrow price parity clauses between online travel agencies and accommodation providers. In January 2017, the Turkish NCA imposed fines on Booking.com following an investigation into Booking.com's "wide" parity clauses. Further to the Turkish NCA's decision, Booking.com has also implemented the narrow price parity clause in Turkey. We are in ongoing discussions with various NCAs in other countries regarding their concerns. We are currently unable to predict the long-term impact the implementation of these commitments will have on Booking.com's business, on investigations by other countries, or on industry practice more generally.

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

Further, the European Commission published a communication in May 2017 on the Mid-Term Review on the implementation of the Digital Single Market Strategy. As part of the Digital Single Market Strategy, the Commission is due to present in the first quarter of 2018 a proposal for legislation addressing relationships between online platforms and businesses, including dispute resolution and transparency in search rankings. Consumer protection issues, including platform search rankings, are also being reviewed by European NCAs.  The United Kingdom's NCA launched a consumer law investigation into the clarity, accuracy and presentation of information on hotel booking sites with a specific focus on the display of search results, claims regarding discounts, methods of "pressure selling" (such as creating false impressions regarding room availability), and failure to disclose hidden charges.  A consumer protection compliance review of car rental booking websites by the U.K. NCA is also ongoing. The consumer protection department of the German NCA announced the opening of a sector inquiry into online price comparison sites in various sectors including travel and hotels on October 24, 2017.  The Finnish NCA has also recently carried out a consumer survey and issued a questionnaire to hotels in order to gather information about online hotel booking platforms. We are unable to predict what, if any, effect such actions will have on our business, industry practices or online commerce more generally.

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
The services we offer are subject to legal regulations (including laws, ordinances, rules and other requirements and regulations) of national and local governments and regulatory authorities around the world, many of which are evolving and subject to the possibility of new or revised interpretations. Our ability to provide our services is and will continue to be affected by such regulations. For example, in 2017 our Rentalcars.com business began offering optional rental car-related insurance products to customers protecting them against accidental damage to their rental vehicles, which subjects us to certain insurance regulations and related increased compliance costs and complexities, any of which could negatively impact our business and results of operations. Similarly, laws in some countries relating to data localization, payments processing, registration as a travel agent and other local requirements could, if applicable to us, adversely affect our ability to conduct business in those countries.
The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by judicial or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have a material adverse effect on our business and results of operations. For example, in March 2017, in connection with a lawsuit begun in 2015 by the Association of Turkish Travel Agencies claiming that Booking.com is required to meet certain registration requirements in Turkey, a Turkish court ordered Booking.com to suspend offering Turkish hotels and accommodations to Turkish residents. Although Booking.com is appealing the order and believes it to be without basis, this order has had, and is likely to continue to have, a negative impact on our growth and results of operations.
Certain jurisdictions, particularly in Europe, are considering regulations intended to address the issue of "overtourism," including restrictions that may adversely affect our ability to offer accommodations, in particular alternative accommodations, near city centers or popular tourist destinations. To the extent any such regulations require online platforms such as ours to comply with additional restrictions related to offering reservations for accommodations, tours and activities or other travel services in such areas, we could be subject to increased legal and compliance costs, and our business, growth and results of operations could be adversely affected.
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
The market price of our common stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	operating results that vary from the expectations of securities analysts and investors;

•	quarterly variations in our operating results;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	worldwide economic conditions in general and in Europe in particular;

•	fluctuations in currency exchange rates, particularly between the U.S. Dollar and the Euro;

•	occurrences of a significant security breach;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in our capital structure;

•	changes in market valuations of other internet or online service companies;

•	announcements by us or our competitors of price reductions, promotions, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major travel service provider participant, such as a hotel chain, rental car company or airline, from our services;

•	changes in the status of our intellectual property rights;

•	lack of success in the expansion of our business models geographically;

•	business interruptions, such as may result from natural disasters or other events;

•	announcements by third parties of significant claims or initiation of litigation proceedings against us or adverse developments in pending proceedings;

•	additions or departures of key personnel; and

•	trading volume fluctuations.

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
We regard our intellectual property as critical to our success, and we rely on domain name, trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees, travel service providers, partners and others to protect our proprietary rights. We have filed various applications for protection of certain aspects of our intellectual property in the United States and other jurisdictions, and we currently hold a number of issued patents in several jurisdictions. Further, in the future we may acquire additional patents or patent portfolios, which could require significant cash expenditures. However, we may choose not to patent or otherwise register some of our intellectual property and instead rely on trade secret or other means of protecting our intellectual property. We have licensed in the past, and may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties, and these licensees may take actions that diminish the value of our proprietary rights or harm our reputation. We also have procured various intellectual property licenses from third parties. In addition, effective intellectual property protection may not be available in every country in which our services are made available online. We may be required to expend significant time and resources to prevent infringement or to enforce our intellectual property rights.
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
On July 24, 2014, we acquired OpenTable, a leading brand for booking online restaurant reservations. We believe that the online restaurant reservation business is complementary to our online travel businesses, and that both OpenTable and our travel businesses benefit from the addition of OpenTable to Booking Holdings. As a result of our acquisition of OpenTable, we are subject to risks associated with OpenTable's business, many of which are the same risks that our other businesses face. Other risks include: OpenTable's ability to increase the number of restaurants and diners using its products and services and retain existing restaurants and diners; OpenTable's ability to expand internationally; competition both to provide reservation management services to restaurants and to attract diners to make reservations through OpenTable's websites and apps; OpenTable's ability to effectively and efficiently market to new restaurants and diners; and any risks that cause people to refrain from dining at restaurants, such as economic downturns, severe weather, outbreaks of pandemic or contagious diseases, or threats of terrorist attacks.
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
Future events and changing market conditions may lead us to again re-evaluate the assumptions reflected in the updated forecast, including key assumptions regarding OpenTable's expected growth rates and operating margins and the success and timing of its international expansion and other growth initiatives, as well as other key assumptions with respect to matters outside of our control, such as discount rates, currency exchange rates, market EBITDA (i.e., earnings before interest, taxes, depreciation and amortization) comparables, and changes in accounting policies or practices, including proposed changes affecting the measurement of goodwill and/or impairment testing methodology. If OpenTable does not achieve the results currently expected, if its investments, in particular its investments in its international expansion efforts and other growth initiatives, are not successful, or if any of the assumptions underlying our estimate of the value of the OpenTable business, including those mentioned above, prove to be incorrect, we may further refine our forecast for the OpenTable business and recognize an additional goodwill impairment and an impairment of intangible assets, which could have a material adverse effect on our results of operations.
The value of our investments could decline, which could adversely affect our financial condition and results of operations.
We maintain an investment portfolio of various holdings, types and maturities. These securities are predominantly classified as available-for-sale and, consequently, are recorded in our balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), net of tax. Our portfolio includes fixed-income securities and equity securities of publicly traded companies, the values of which are subject to market price volatility. If such investments suffer market price declines, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be other than temporary. We have invested a significant amount in Ctrip convertible notes and ADSs. See Note 4 to our Consolidated Financial Statements for more information regarding our investments in Ctrip securities. Beginning on January 1, 2018, changes in fair value of our investment in Ctrip equity securities will be recognized in net income (see Note 2 to our Consolidated Financial Statements). The value of these securities is subject to the risks associated with Ctrip's business, as well as any changes by the Chinese government in foreign investment laws or elevated scrutiny or regulation of foreign investments in Chinese companies. For example, because of foreign ownership restrictions applicable to its business, Ctrip is a Cayman Islands company operating in China through what is commonly referred to as a variable interest entity, or VIE, structure where it conducts part of its business through contractual relationships with affiliated Chinese entities. Although VIE structures are commonly used by Chinese internet and e-commerce companies, there are substantial uncertainties regarding the interpretation and application of PRC laws and regulations to VIE structures, and it is possible that the PRC government may view the VIE structure as in violation of PRC law. VIE contractual relationships are not as effective in providing control over the affiliated Chinese companies as direct ownership, and Ctrip would have to rely on the PRC legal system to enforce those contracts in the event of a breach by one of these entities. Further, conflicts of interest could arise to the extent Ctrip's officers or directors are also shareholders, officers or directors of the affiliated Chinese entities. Any of these risks could materially and adversely affect Ctrip's business and therefore the value of our investment in Ctrip. Similar considerations and risks apply in respect of our investment in securities of Meituan-DianPing, a private Cayman Islands company operating in China through a VIE structure.
We also invest from time to time in private companies and these investments are generally accounted for under the cost method. Such investments are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or ever become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced to the market. Further, our ability to liquidate any such investments is typically dependent on a liquidity event, such as a public offering or acquisition, as no public market exists for such securities. Valuations of privately-held companies are inherently complex and uncertain due to the lack of a liquid market for the company's securities. If we determine that any of our investments in such companies have experienced a decline in value, we may be required to record an other-than-temporary impairment. For example, in 2016 we recognized impairments totaling approximately $63 million related to investments in two private companies and in 2017 we recognized an impairment of $7.6 million related to an investment in one private company.

We could lose the full amount of any of our investments, and any impairment of our investments could have a material adverse effect on our financial condition and results of operations.

Investment in new business strategies and acquisitions could disrupt our ongoing business and present risks not originally contemplated.
Our mission is to help people experience the world. As a result, our strategy involves evaluating and potentially entering complementary businesses in furtherance of that mission. We have invested, and in the future may invest, in new business strategies and acquisitions. For example, we acquired the Momondo Group in July 2017 to enhance the global reach of our meta-search business, we entered the restaurant reservation business through our acquisition of OpenTable in 2014, and Booking.com has invested in its BookingSuite accommodation services business and has begun offering activities (such as tours and museum tickets) in various locations. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return on capital, new risks with which we are not familiar, legal compliance obligations that previously did not apply to us, integration risks and difficulties, and unidentified issues not discovered in our investigations and evaluations of those strategies and acquisitions. As a result, entering new businesses involves risks and costs that could, if realized, have an adverse effect on our business, reputation, results of operations, cash flows or financial condition, as well as on our ability to achieve the expected benefits of any such investments or acquisitions.

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
Our business is exposed to risks associated with processing credit card and other payment transactions.
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
Our Booking.com business is also increasingly processing transactions on a merchant basis where it facilitates payments, including credit card transactions as well as other global payment methods, on behalf of customers. While this allows Booking.com to process transactions for properties that do not otherwise accept credit cards and to increase its ability to offer flexible transaction terms to consumers, we incur additional payment processing costs, chargebacks and other costs related to these transactions. As this business continues to grow, we may experience a significant increase in such costs or chargebacks, and our results of operations and financial condition could be materially adversely affected.
In addition, in the event that one of our major travel service providers voluntarily or involuntarily declares bankruptcy, we could experience an increase in chargebacks from customers with travel reservations with such travel service provider. For example, airlines that participate in our services and declare bankruptcy or cease operations may be unable or unwilling to honor tickets sold for their flights. Our policy in such event is to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we process sales of priceline.com's Express Deals® airline tickets on a merchant basis, we could experience a significant increase in demands for refunds or credit card chargebacks from customers, which could materially adversely affect our results of operations and financial condition. We have in the past experienced an increase in chargebacks from customers with tickets on airlines that ceased operations. We process credit card transactions and operate in numerous currencies. Credit card and other payment processing costs are typically higher for foreign currency transactions and in instances where cancellations occur.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters and the headquarters of our priceline.com business are located in Norwalk, Connecticut, United States of America, where we lease approximately 90,000 square feet of office space. We lease approximately 258,000 square feet of office space in Amsterdam, Netherlands for the headquarters of our Booking.com business; our agoda.com business has significant support operations in Bangkok, Thailand, where we lease approximately 144,000 square feet of office space; we lease approximately 18,000 square feet of office space in Stamford, Connecticut, United States of America, for the headquarters of our KAYAK business; we lease approximately 60,000 square feet of office space in San Francisco, California, United States of America, for the headquarters of our OpenTable business; and we lease approximately 45,000 square feet of office space in Manchester, England for the headquarters of our Rentalcars.com business.  We lease additional office space to support our operations in various locations around the world, including hosting and data center facilities in the United States, the United Kingdom, Switzerland, the Netherlands, Germany, Singapore, Hong Kong and China and sales and support facilities in numerous locations. Other than the office building that is currently under construction in the Netherlands and the associated land-use rights (see the section "Land-use rights" within Note 2 to our Consolidated Financial Statements for more details, which is incorporated into this Item 2 by reference thereto), we do not own any real estate as of December 31, 2017.

We believe that our existing facilities are adequate to meet our current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further expansion of corporate operations.

Item 3.  Legal Proceedings

A description of any material legal proceedings to which we are a party is included in Note 14 to our Consolidated Financial Statements included in Annual Report on Form 10-K for the year Ended December 31, 2017, and is incorporated into this Item 3 by reference thereto.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "BKNG." Prior to February 27, 2018, it was traded under the symbol "PCLN."  The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market:

2017	High	Low

First Quarter	$1,798.75	$1,459.49
Second Quarter	1,927.13	1,738.34
Third Quarter	2,067.99	1,774.40
Fourth Quarter	1,961.45	1,630.56

2016	High	Low

First Quarter	$1,361.63	$954.02
Second Quarter	1,394.00	1,148.06
Third Quarter	1,481.78	1,245.51
Fourth Quarter	1,600.93	1,422.19

Holders

As of February 20, 2018, there were approximately 190 stockholders of record of Booking Holdings Inc.'s common stock.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to pay any cash dividends for the foreseeable future.

Performance Measurement Comparison

The following graph shows the total stockholder return through December 31, 2017 of an investment of $100 in cash on December 31, 2012 for our common stock and an investment of $100 in cash on December 31, 2012 for (i) the NASDAQ Composite Index, (ii) the Standard and Poor's 500 Index and (iii) the Research Data Group ("RDG") Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the Internet industry, including Internet software and service companies and e-commerce companies. Historic stock performance is not necessarily indicative of future stock price performance.  All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month:

Measurement Point December 31	Booking Holdings Inc.	NASDAQ Composite Index	S&P 500 Index	RDG Internet Composite

2012	100.00	100.00	100.00	100.00
2013	187.37	141.63	132.39	163.02
2014	183.79	162.09	150.51	158.81
2015	205.51	173.33	152.59	224.05
2016	236.31	187.19	170.84	235.33
2017	280.10	242.29	208.14	338.52

Sales of Unregistered Securities

Between October 1, 2017 and December 31, 2017, we issued 103,343 shares of our common stock in connection with the conversion of $196.1 million principal amount of our 1.0% Convertible Senior Notes due 2018. The conversions were effected in accordance with the indenture, which provides that the principal amount of converted notes be paid in cash and the conversion premium be paid in cash and/or shares of common stock at our election. In each case, we chose to pay the conversion premium in shares of common stock (fractional shares are paid in cash). The issuances of the shares were not registered under the Securities Act of 1933, as amended (the "Act") pursuant to Section 3(a)(9) of the Act.

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended December 31, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2017 —	76,324	(1)	$1,912.59	76,324	$2,944,901,911	(1) (2)
October 31, 2017	86	(3)	$1,909.37	N/A	N/A
	—
November 1, 2017 —	129,393	(1)	$1,746.53	129,393	$2,718,913,770	(1) (2)
November 30, 2017	2,822	(3)	$1,702.72	N/A	N/A

December 1, 2017 —	185,236	(1)	$1,748.97	185,236	$2,394,940,699	(1) (2)
December 31, 2017	23	(3)	$1,782.62	N/A	N/A
Total	393,884		$1,779.58	390,953	$2,394,940,699

(1)	Pursuant to a stock repurchase program announced on February 17, 2016, whereby the Company was authorized to repurchase up to $3,000,000,000 of its common stock.

(2)	Pursuant to a stock repurchase program announced on February 27, 2017, whereby the Company was authorized to repurchase up to $2,000,000,000 of its common stock.

(3)
 Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from the Consolidated Financial Statements and related Notes of the Company, and should be read in connection with those statements, some of which are included herein.  Selected financial data reflects results of any acquired business from the date of acquisition, including data related to KAYAK from its acquisition date of May 21, 2013, OpenTable from its acquisition date of July 24, 2014 and the Momondo Group (which is managed as part of the Company's KAYAK business) from its acquisition date of July 24, 2017. The information set forth below is not necessarily indicative of future results and should be read in conjunction with Part II Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)

Total revenues	$12,681,082	$10,743,006	$9,223,987	$8,441,971	$6,793,306
Cost of revenues	250,537	428,314	632,180	857,841	1,077,420
Gross profit	12,430,545	10,314,692	8,591,807	7,584,130	5,715,886
Total operating expenses(1)	7,892,553	7,408,379	5,332,900	4,510,818	3,303,472
Operating income(1)	4,537,992	2,906,313	3,258,907	3,073,312	2,412,414
Total other expense	139,670	193,075	130,587	83,864	115,877
Income tax expense(2)	2,057,557	578,251	576,960	567,695	403,739
Net income(1) (2)	2,340,765	2,134,987	2,551,360	2,421,753	1,892,798
Net income attributable to noncontrolling interests(3)	—	—	—	—	135
Net income applicable to common stockholders(1) (2)	2,340,765	2,134,987	2,551,360	2,421,753	1,892,663
Net income applicable to common stockholders per basic common share (1) (2)	47.78	43.14	50.09	46.30	37.17
Net income applicable to common stockholders per diluted common share (1) (2)	46.86	42.65	49.45	45.67	36.11
Total assets	25,451,263	19,838,973	17,420,575	14,770,977	10,428,543
Long-term obligations(4)	11,403,707	8,127,895	7,185,796	4,862,730	2,289,039
Total liabilities	14,187,702	9,990,293	8,625,106	6,203,954	3,510,281
Total stockholders' equity	11,260,598	9,820,142	8,795,469	8,566,694	6,909,729

(1)
Includes a non-cash charge related to an impairment of OpenTable goodwill of $940.7 million, which is not tax deductible, for the year ended December 31, 2016 (see Note 9 to the Consolidated Financial Statements). The goodwill impairment charge reduced the 2016 basic and diluted net income per share by $19.01 and $18.79, respectively.

(2)
Includes a provisional tax expense of $1.6 billion related to a one-time transition tax on the mandatory deemed repatriation of accumulated unremitted international earnings and a provisional net tax benefit of approximately $217 million related to the remeasurement of the Company’s U.S. deferred tax assets and liabilities, for the year ended December 31, 2017, as a result of the U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 (see Note 13 to the Consolidated Financial Statements), which reduced the 2017 basic and diluted net income per share by $27.47 and $26.94, respectively.

(3)
Redeemable noncontrolling interests relates to the Company's purchase of Rentalcars.com in May 2010. In April 2013, the Company purchased the remaining outstanding shares underlying the redeemable noncontrolling interests in connection with the exercise of certain call and put options in March 2013.

(4)	Includes convertible debt which is classified as a current liability, where applicable.

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

Overview

Our mission is to help people experience the world. We aim to achieve our mission to help people experience the world through global leadership in online travel and restaurant reservation and related services by:

•	providing consumers with the best choices and prices at any time, in any place, on any device;

•	making it easy for people to find, book and experience their travel desires; and

•	providing platforms, tools and insights to our business partners to help them be successful.

We operate six primary brands:

•	Booking.com - the world’s leading brand for booking online accommodation reservations, based on room nights booked.

•	priceline.com - a leading hotel, rental car, airline ticket and vacation package reservation service in the United States.

•
KAYAK - a leading meta-search service allowing consumers to easily search and compare travel itineraries and prices, including airline ticket, accommodation and rental car reservation information, from hundreds of travel websites at once.

•	agoda.com - a leading accommodation reservation service catering primarily to consumers in the Asia-Pacific region.

•	Rentalcars.com - a leading worldwide rental car reservation service.

•	OpenTable - a leading provider of restaurant reservation and information services to consumers and restaurant reservation management and customer acquisition services to restaurants.

We refer to our company and all of our subsidiaries and brands collectively as "Booking Holdings," the "Company," "we," "our" or "us."

Our business is driven primarily by international results, which consist of the results of Booking.com, agoda.com and Rentalcars.com (which began operating as part of Booking.com on January 1, 2018) and the international businesses of KAYAK and OpenTable. This classification is independent of where the consumer resides, where the consumer is physically located while using our services or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com at a hotel in New York by a consumer in the United States is part of our international results. During the year ended December 31, 2017, our international business (the substantial majority of which is generated by Booking.com) represented approximately 89% of our consolidated gross profit. A significant majority of our gross profit is earned in connection with facilitating accommodation reservations. See Note 16 to the Consolidated Financial Statements for more geographic information.

We derive substantially all of our gross profit from the following sources:

•	Commissions earned from facilitating reservations of accommodations, rental cars and other travel services on an agency basis;

•	Transaction gross profit on a merchant basis and customer processing fees from our accommodation, rental car, airline ticket and vacation package reservation services;

•
Advertising revenues primarily earned by KAYAK from sending referrals to online travel companies ("OTCs") and travel service providers, as well as from advertising placements on KAYAK's websites and mobile apps;

•	Reservation revenues paid by restaurants for diners seated through OpenTable's online reservation services, subscription fees for restaurant reservation management services provided by OpenTable; and

•	Damage excess waiver fees, travel insurance fees and global distribution system ("GDS") reservation booking fees, in each case related to certain of our travel services.

Our priceline.com brand offers merchant Name Your Own Price® opaque travel services, which are recorded in revenue on a "gross" basis and have associated cost of revenue. All of our other services are generally recorded in revenue on a "net" basis and have no significant associated cost of revenue. Therefore, revenue increases and decreases are impacted by changes in the mix of our revenues between Name Your Own Price® travel services and other services. Gross profit reflects the commission or net margin earned for all of our services. Consequently, gross profit is an important measure to evaluate growth in our business because, in contrast to our revenues, it is not affected by the different methods of recording revenue and cost of revenue between our Name Your Own Price® travel reservation services and our other services. On January 1, 2018, we adopted a new revenue recognition accounting standard which will change the presentation of our Name Your Own Price® revenue to a net basis (see Note 2 to the Consolidated Financial Statements) for periods beginning after December 31, 2017, and, as a result, we will no longer report cost of revenues or gross profit.

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

Our international business represents the substantial majority of our financial results, and we expect our operating results and other financial metrics to continue to be largely driven by international performance. The size of the travel market outside of the United States is substantially greater than that within the United States, and recent international online travel growth rates have exceeded, and are expected to continue to exceed, the growth rates within the United States. Over the long term, we expect that international online travel growth rates will follow a similar trend to that experienced in the United States. In addition, the base of hotel properties in Europe and Asia is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains. We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States. We believe these trends and factors have enabled us to become the leading online accommodation reservation service provider in the world as measured by room nights booked. We believe that the opportunity to continue to grow our business exists for the markets in which we operate.

Our growth has primarily been generated by our worldwide accommodation reservation service brand, Booking.com, which is our most significant brand, and has been due, in part, to the availability of a large and growing number of instantly bookable properties through Booking.com. Booking.com included approximately 1,586,000 properties on its website as of December 31, 2017, consisting of approximately 396,000 hotels, motels and resorts and approximately 1,190,000 homes, apartments and other unique places to stay (updated property counts are available on the Booking.com website), compared to approximately 1,115,000 properties (including approximately 339,000 hotels, motels and resorts and approximately 776,000 homes, apartments and other unique places to stay) as of December 31, 2016. Booking.com has begun categorizing properties listed on its website as either (a) hotels, motels and resorts, which groups together more traditional accommodation types (including hostels, resorts, inns and motels), or (b) homes, apartments and other unique places to stay, also referred to as alternative accommodations, which encompasses all other types of accommodations, including homes, apartments, villas, igloos and beyond. Booking.com previously classified properties as hotels, vacation rentals or other. We believe the new categories are more consistent with those used by other industry participants and allow for a more direct comparison of traditional and unique property counts among companies.

We intend to continue to invest in adding accommodations available for reservation on our websites, such as hotels, motels, resorts, homes, apartments and other unique places to stay. Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because alternative accommodations are often either a single unit or a small collection of independent units, these properties generally represent more limited booking opportunities than hotels, motels and resorts, which generally have more units to rent per property. Further, alternative accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors or may not be available at peak times due to use by the property owners, and we may also experience lower profit margins with respect to these properties due to certain additional costs related to offering these accommodations on our websites. As we increase our alternative accommodation business, these different characteristics could negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our websites, we expect that our gross bookings growth rate and property growth rate will continue to diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of alternative accommodation properties increases, the number of reservations per property will likely continue to decrease. We believe that continuing to expand the number and variety of accommodations available through our services, in particular Booking.com, will help us to continue to grow our accommodation reservation business.

As part of our strategy to increase the number and variety of accommodations available on Booking.com, Booking.com is increasingly processing transactions on a merchant basis where it facilitates payments on behalf of customers. This allows Booking.com to process transactions for properties that do not accept credit cards and to increase its ability to offer flexible transaction terms to consumers, such as the form and timing of payment. We believe that adding these types of properties and service offerings will benefit our customers and our gross bookings, room night and earnings growth rates. However, this results in additional payment processing costs, chargebacks and other costs related to these transactions. As this business continues to grow, we may experience a significant increase in payment processing costs, chargebacks and other costs related to these transactions, which are recorded as sales and marketing expenses in our consolidated statements of operations and which negatively impact our operating margins.

Perceived or actual adverse economic conditions, including slow, slowing or negative economic growth, unemployment rates and weakening currencies and concerns over government responses such as higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand. Further, political uncertainty, conditions or events, such as the United Kingdom's decision to leave the European Union ("Brexit") and concerns regarding certain E.U. members with sovereign debt default risks can also negatively affect consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates, increased cancellation rates and weaker trends in hotel average daily rates ("ADRs") across many regions of the world, particularly in those countries that appear to be most affected by economic and political uncertainties, which we believe are due at least in part to these macro-economic conditions and concerns. For more detail, see Part II Item 1A Risk Factors - "Declines or disruptions in the travel industry could adversely affect our business and financial performance."

These and other macro-economic uncertainties, such as geopolitical tensions and differing central bank monetary policies, have led to significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling and other currencies. Significant fluctuations in currency exchange rates, stock markets and oil prices can also impact consumer travel behavior.
As noted earlier, our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. As a result of currency exchange rate changes, our foreign-currency-denominated net assets, gross bookings, gross profit, operating expenses and net income have been positively impacted as expressed in U.S. Dollars for the year ended December 31, 2017 compared to the year ended December 31, 2016. For example, gross profit from our international operations grew 22.0% for the year ended December 31, 2017 compared to the year ended December 31, 2016, but, without the positive impact of changes in currency exchange rates, grew year-over-year on a constant-currency basis by approximately 21%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated long-term debt, and accrued interest thereon, provide a natural hedge against the impact of currency exchange rate fluctuations on the net assets of certain of our Euro functional currency subsidiaries. For more information, see Part I Item 1A Risk Factors - "We are exposed to fluctuations in currency exchange rates."
We generally enter into derivative instruments to minimize the impact of short-term currency fluctuations on the translation of our consolidated operating results into U.S. Dollars. However, such derivative instruments are short term in nature and not designed to hedge against currency fluctuations that could impact growth rates for our gross bookings, revenues or gross profit (see Note 5 to our Consolidated Financial Statements for additional information on our derivative contracts).

We compete globally with both online and traditional providers of travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive and current and new competitors can launch new services to compete with us at relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market, including by establishing a flight meta-search product (Google Flights) and a hotel meta-search business (Google Hotel Ads) that are growing rapidly, as well as its "Book on Google" reservation functionality and its Google Trips app. Our markets are also subject to rapidly changing conditions, including technological developments, consumer behavior changes, regulatory changes and travel service provider consolidation. We expect these trends to continue. For example, we have experienced a significant shift of both direct and indirect business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. In addition, the gross profit earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. For more detail regarding the competitive trends and risks we face, see Part I Item 1 Business - "Competition," Part I Item 1A Risk Factors - "Intense competition could reduce our market share and harm our financial performance." and "Consumer adoption and use of mobile devices creates new challenges and may enable device companies such as Apple to compete directly with us." and "We may not be able to keep up with rapid technological changes."
Although we believe that providing an extensive collection of properties, excellent customer service and an intuitive, easy to use website or mobile experience are important factors influencing a consumer's decision to make a reservation, for many consumers, particularly in certain markets, the price of the travel service is the primary factor determining whether a consumer will book a reservation. We have observed an increase in promotional pricing to closed user groups (such as loyalty program participants or consumers with registered accounts), including through mobile apps. In addition, many large hotel chains and OTCs have launched initiatives, such as increased discounting and incentives, to encourage consumers to book accommodations through their websites. Discounting and couponing coupled with a high degree of consumer shopping behavior is particularly common in Asian markets, while brand loyalty in such markets is less important. In some cases, our competitors are willing to make little or no profit on a transaction, or offer travel services at a loss, in order to gain market share.

In addition to providing retail travel reservation services, our priceline.com brand is a leading provider of discounted opaque travel reservation services in the United States through its Express Deals® and Name Your Own Price® offerings. These discounted services are referred to as "opaque" because certain elements of the reservation, including the name of the travel service provider, are not made known to the traveler until after the reservation is made. In general, we expect that over time our opaque services will continue to decrease in relative importance to our overall business due, we believe, to a variety of factors, including the growth rates of our retail businesses, competition, relative complexity, travel restrictions often required by the travel service provider, difficulty in offering certain of these services on mobile devices, increased discounts available to consumers through closed user groups or couponing, and limited availability of discounted travel reservations from travel service providers, particularly during periods of high consumer demand.

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Both our performance and brand advertising expenses have increased significantly in recent years, a trend we expect to continue. For the years ended December 31, 2017, 2016 and 2015, our total performance advertising expense was approximately $4.1 billion, $3.5 billion and $2.7 billion, respectively, primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our websites. We also invested approximately $392 million, $296 million and $274 million in brand advertising during 2017, 2016 and 2015, respectively, primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook) and online display advertising. We intend to continue a strategy of promoting brand awareness through both online and offline advertising efforts, including by expanding brand campaigns into additional markets, and we expect our brand advertising expenses to increase significantly during 2018. We have observed increased brand advertising by OTCs, meta-search services and travel service providers, particularly in North America and Europe, which may make our brand advertising efforts more expensive and less effective.

Performance advertising efficiency, expressed as performance advertising expense as a percentage of gross profit, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs-per-click and reduce our performance advertising efficiency. We have also experienced increasing cancellation rates, which we expect to continue and which negatively affects our advertising efficiency and results of operations. Changes by Google in how it presents travel search results, including by placing its own offerings at or near the top of search results, or the manner in which it conducts the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites. Similarly, changes by our other search and meta-search partners in how they present travel search results or the manner in which they conduct the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites. We have observed a long-term trend of decreasing performance advertising returns on investment ("ROIs"), a trend we expect to continue, though the rate of decrease may fluctuate and there may be periods of stable or increasing ROIs from time to time. In addition, we may from time to time, as we did in the third and fourth quarters of 2017, pursue a strategy of improving our performance advertising ROIs, which could negatively impact growth and positively impact performance advertising efficiency. See Part I Item 1A Risk Factors - "We rely on performance and brand advertising channels to generate a significant amount of traffic to our websites and grow our business." and "Our business could be negatively affected by changes in internet search engine algorithms and dynamics or traffic-generating arrangements."

We estimate our effective tax rate for 2018 to be approximately 18-21%, which represents our best estimate of our tax expense including the impact of the U.S. Tax Cuts and Jobs Act (the "Tax Act"), estimated U.S. state income taxes and international withholding taxes on our international earnings, and an increase in the Innovation Box Tax rate in the Netherlands from 5% to 7%.  The provisions of the Tax Act are broad and complex, and to date there has been little interpretation or clarification of the act from U.S. tax authorities.  As a result, our estimate is based on our current understanding and could change as more information becomes available.  See Part I Item 1A Risk Factors - "We may have exposure to additional tax liabilities." and "We may not be able to maintain our 'Innovation Box Tax' benefit."

The national competition authorities ("NCAs") of many governments have conducted or are conducting investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. Some countries have adopted or proposed legislation that could also affect business practices within the online travel industry. For example, France and Italy, among others, have adopted legislation making price parity agreements illegal and similar legislation is under consideration in other countries. For more information on these investigations and their potential effects on our business, see Note 14 to our Consolidated Financial Statements and Part I Item 1A Risk Factors - "As the size of our business grows, we may become increasingly subject to the scrutiny of anti-trust, competition and consumer protection regulators." In addition to the price parity investigations, from time to time NCAs, other governmental agencies, trade associations and private parties take legal actions, including commencing legal proceedings, that may affect our operations.  For example, in March 2017, in connection with a lawsuit begun in 2015 by the Association of Turkish Travel Agencies claiming that Booking.com is required to meet certain registration requirements in Turkey, a Turkish court ordered Booking.com to suspend offering Turkish hotels and accommodations to Turkish residents.  Although Booking.com is appealing the order and believes it to be without basis, this order has had, and is likely to continue to have, a negative impact on our growth and results of operations.

Seasonality

A meaningful amount of our gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. However, historically we generally have not recognized revenue from these bookings until the travel is completed (on "check-out"), which can be in a quarter other than when the reservation is booked. Beginning on January 1, 2018, we began recognizing revenue for financial reporting purposes in our 2018 financial statements when the travel begins (on "check-in"), which can also be in a quarter other than when the reservation is booked. In contrast, we expense the substantial majority of our advertising activities as the expense is incurred, which, in the case of performance advertising in particular, is typically in the quarter in which associated reservations are booked. As a result of this potential timing difference between when we record advertising expense and when we recognize associated revenue, we have historically experienced our highest levels of profitability in the second and third quarters of the year, which is when we experience the highest levels of accommodation check-outs for the year for our European and North American businesses. We expect this to continue under our new revenue recognition policy. The first quarter of the year is typically our lowest level of profitability and may experience additional volatility in earnings growth rates due to these and other seasonal timing factors. For our Asia-Pacific business, we experience the highest levels of accommodation bookings in the third and fourth quarters of the year, and the highest levels of accommodation check-outs in the fourth quarter. As the relative growth rates for these businesses fluctuate, the quarterly distribution of our operating results may vary.

In recent years, we experienced an expansion of the booking window (the average time between the making of a travel reservation and the travel), which impacts the relationship between our gross bookings (recognized at the time of booking) and our revenue and gross profit (recognized at the time of check-out or, after January 1, 2018, at the time of check-in).  Recently, we have seen a modest contraction of the booking window. Future changes in the booking window may cause additional differences between our gross bookings growth rates and revenue growth rates.

Upon adoption of the new revenue recognition accounting standard, for periods beginning after December 31, 2017, the timing of revenue recognition for travel reservation services will change. For example, revenue for accommodation reservation services, which is primarily recognized at check-out under the current accounting standard, will change to be recognized at check-in under the new revenue standard. We currently expect this timing change will not have a significant impact to our annual revenues and net income, although the effects on quarterly revenues and net income are expected to be more significant because a meaningful amount of travel typically starts in December each year and is completed in January of the following year. Under the new revenue standard, this revenue will be recognized in the fourth quarter each year rather than the first quarter of the following year. Therefore, we estimate that revenue will be more than 2% lower in first quarter of 2018, slightly less than 1% lower in second and third quarters of 2018 and 4% higher in fourth quarter of 2018 recognized at check-in, as it is under the new revenue standard, than it would have been if recognized at check-out, as it would have been under the current accounting standard.

In addition, the date on which certain holidays fall can have an impact on our quarterly results. For example, in 2017, our second quarter year-over-year growth rates in revenue, gross profit, operating income and operating margins were positively impacted by Easter falling in the second quarter instead of the first quarter, as it did in 2016. Conversely, our first quarter 2017 year-over-year growth rates in revenue, gross profit, operating income and operating margins were adversely impacted by Easter falling in the second quarter instead of the first quarter, as it did in 2016. Similar to 2017, in 2018 Easter will fall in the second quarter instead of the first quarter. However, because Easter will be on April 1, 2018 and we expect that a meaningful amount of Easter travel will commence in the week leading up to Easter, which is during the first quarter 2018, we expect that Easter will have a negative effect on our second quarter 2018 year-over-year growth rates and a positive effect on our first quarter 2018 year-over-year growth rates due to the change in our revenue recognition policy from "check-out" to "check-in." The timing of other holidays such as Chinese New Year, Ramadan and Carnival can also impact our quarterly year-over-year growth rates.

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

Other Factors

We believe that our future success depends in large part on our ability to continue to profitably grow our brands worldwide, and, over time, to offer other travel and travel-related services. Factors beyond our control, such as oil prices, stock market volatility, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Zika and MERS, political instability, changes in economic conditions, regional hostilities, imposition of taxes or surcharges by regulatory authorities or travel-related accidents, can disrupt travel or otherwise result in declines in travel demand. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our business and results of operations. See Part I Item 1A Risk Factors - "Declines or disruptions in the travel industry could adversely affect our business and financial performance."

We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve long-term operating results, even if those expenditures create pressure on operating margins. We have experienced pressure on operating margins as we prioritize initiatives that drive growth. We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, acquisitions. As the overall size of our business has grown, the competitive pressure to innovate will encompass a wider range of services and technologies, including services and technologies that may be outside of our historical core business, and our ability to keep pace may slow. Potential competitors, such as emerging start-ups, may be able to innovate and focus on developing a particularly new product or service faster than we can or may foresee consumer need for new services or technologies before us. Some of our larger competitors or potential competitors have more resources or more established or diversified relationships with consumers than we do, and they could use these advantages in ways that could affect our competitive position, including by making acquisitions, entering or investing in travel reservation businesses, investing in research and development, and competing aggressively for highly-skilled employees. Our goal is to grow gross profit and achieve healthy operating margins in an effort to maintain profitability. The uncertain and highly competitive environment in which we operate makes the prediction of future results of operations difficult, and accordingly, we may not be able to sustain gross profit growth and profitability.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Our significant accounting policies and estimates are more fully described in Note 2 to our Consolidated Financial Statements. Certain of our accounting estimates are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. We evaluate our estimates on an ongoing basis. Estimates are based on, among other things, historical experience, terms of existing contracts, our observance of trends in the travel industry and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies that involve significant estimates and judgments of management include the following:

•
Valuation of Goodwill, Long-Lived Assets and Intangibles. The application of the purchase method of accounting for business combinations requires the use of significant estimates and assumptions to determine the fair value of the assets acquired and liabilities assumed. Our estimates of the fair value are based upon assumptions that we believe are reasonable and, when we deem appropriate, include assistance from a third-party valuation firm. The purchase price consideration is allocated to the assets acquired and liabilities assumed based on their respective fair values at the acquisition date. The excess of the purchase price consideration over the net of the amounts allocated to the assets acquired and liabilities assumed is recognized as goodwill. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date.

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

Despite this increase in fair value, OpenTable's fair value was approximately 6% lower than its carrying value at September 30, 2017, thus failing Step 1 of the goodwill impairment test. Therefore, we received assistance from a third-party valuation firm to develop a hypothetical purchase price allocation (Step 2). The results of Step 2 indicated there was no goodwill impairment at September 30, 2017 because the implied fair value of OpenTable's goodwill exceeded its carrying value by approximately 24%. We tested the recoverability of OpenTable’s other long-lived assets and concluded there was no impairment as of September 30, 2017. Since the annual impairment test as of September 30, 2017, there have been no events or changes in circumstances to indicate a potential impairment.

For the year ended December 31, 2016, we recognized a non-cash impairment charge for goodwill of $940.7 million, which was not tax deductible. If OpenTable does not achieve the results currently expected or if any of the assumptions underlying our estimate of the fair value of the OpenTable business prove to be incorrect, we may refine our forecast for the OpenTable business and recognize an additional goodwill impairment, which could have a material adverse effect on our results of operations. See Part I Item 1A Risk Factors - "The success of our acquisition of OpenTable is subject to numerous risks and uncertainties."

•
Income Taxes. We determine our tax expense based on our income and statutory tax rates applicable in the various jurisdictions in which we operate. Due to the complex nature of tax legislation and frequent changes with such associated legislation, significant judgment is required in computing our tax expense and determining our tax positions. On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act made significant changes to U.S. federal tax law, including a reduction in the U.S. federal statutory tax rate from 35% to 21%, effective January 1, 2018. The Tax Act imposes a one-time deemed repatriation tax on accumulated unremitted international earnings, to be paid over eight years.

The Tax Act also introduced in 2018 a tax on 50% of global intangible low-taxed income (“GILTI”), which is income determined to be in excess of a specified routine rate of return, and also introduced a base erosion and anti-abuse tax (“BEAT”) aimed at preventing the erosion of the U.S. tax base. We continue to review the GILTI and BEAT provisions of the Tax Act for applicability to us and expect further guidance from the U.S. Treasury Department, the U.S. Internal Revenue Service, U.S. state tax authorities and/or other authorities on the application of these provisions. We have not yet adopted an accounting policy as to whether we will treat taxes on GILTI as period costs or whether we will recognize deferred tax assets and liabilities when basis differences exist that are expected to affect the amount of GILTI inclusion upon reversal.

The provisions of Tax Act are broad and complex, and there are significant uncertainties about how it will be interpreted at both the U.S. federal and state levels, and limited guidance is available from tax authorities at this time. Further interpretation and implementation of the Tax Act may materially impact our provisional income tax expense and future income tax expense and obligations.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued by the Securities and Exchange Commission to address the application of U.S. GAAP in situations when the registrant does not have all the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, to the extent a registrant can reasonably estimate the effects of the Tax Act, a provisional tax amount can be recorded, but must be finalized prior to December 22, 2018. Further analysis is necessary to finalize our accumulated unremitted international earnings subject to the U.S. federal deemed repatriation tax. In addition, since we are still evaluating whether and to what extent we will utilize our net operating loss carryforwards against the transition tax liability, our U.S. deferred tax assets or liabilities may be impacted. Therefore, we consider our accounting related to the Tax Act for U.S. federal and state income taxes as well as international withholding taxes to be provisional. As we refine our estimates and continue to evaluate the Tax Act, we will adjust our provision for income taxes in the period when a change in estimate occurs (see Note 13 to our Consolidated Financial Statements).

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

•
Stock-Based Compensation. We record stock-based compensation expense for equity-based awards over the recipient's service period based upon the grant date fair value of the award. A number of our equity awards have performance targets (a performance "contingency") which, if satisfied, can increase the number of shares issued to the recipients at the end of the performance period or, in certain instances, if not satisfied, reduce the number of shares issued to the recipients, sometimes to zero, at the end of the performance period. The performance periods for our performance based equity awards are typically three years. We record stock-based compensation expense for these performance-based awards based upon our estimate of the probable outcome at the end of the performance period (i.e., the estimated performance against the performance targets). We periodically adjust the cumulative stock-based compensation expense recorded when the probable outcome for these performance-based awards is updated based upon changes in actual and forecasted operating results. Stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 includes charges amounting to $10.6 million, $20.7 million and $22.6 million, respectively, representing the impact of adjusting the estimated probable outcome of unvested performance share units. Our actual performance against the performance targets could differ materially from our estimates.

Recent Accounting Pronouncements - See Note 2 to the Consolidated Financial Statements for details, which is incorporated into this Item 7 by reference thereto.

Results of Operations

Year Ended December 31, 2017 compared to Year Ended December 31, 2016

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

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the years ended December 31, 2017 and 2016 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	(in millions)
	2017	2016	Change
Agency	$69,697	$58,638	18.9%
Merchant	11,529	9,449	22.0%
Total	$81,225	$68,087	19.3%

Gross bookings increased by 19.3% for the year ended December 31, 2017, compared to the year ended December 31, 2016 (growth on a constant-currency basis was approximately 19%), almost entirely due to growth of 20.9% in accommodation room night reservations. Accommodation ADRs on a constant-currency basis were relatively unchanged for the year ended December 31, 2017, compared to the year ended December 31, 2016. For the year ended December 31, 2017, compared to the year ended December 31, 2016, foreign exchange rate fluctuations slightly benefited gross bookings growth in U.S. Dollars. We believe that unit growth rates and total gross bookings and gross profit growth on a constant-currency basis, each of which exclude the impact of foreign exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

Agency gross bookings are derived from travel-related transactions where we do not facilitate payments for the travel services provided. Agency gross bookings increased by 18.9% for the year ended December 31, 2017, compared to the year ended December 31, 2016, almost entirely due to the growth in gross bookings from Booking.com agency retail accommodation room night reservations.

Merchant gross bookings are derived from services where we facilitate payments for the travel services provided. Merchant gross bookings increased by 22.0% for the year ended December 31, 2017, compared to the year ended December 31, 2016. Approximately 91% of the increase was due to growth in gross bookings from our merchant accommodation reservation services for the year ended December 31, 2017, compared to the year ended December 31, 2016. Growth in our merchant gross bookings from rental car reservation services and airline ticket reservation services also contributed to this growth.

Accommodation room nights, rental car days and airline tickets reserved through our services for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,
	(in millions)
	2017	2016	Change
Room Nights	673.1	556.6	20.9%
Rental Car Days	73.0	66.6	9.6%
Airline Tickets	6.9	7.3	(5.3)%

Accommodation room night reservations increased by 20.9% for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to strong execution by our brand teams to add new properties to our accommodation reservation services, advertise our brands to consumers and provide a continuously improving experience for customers on our desktop and mobile platforms, as well as the ongoing shift from offline to online for travel bookings.

Rental car day reservations increased by 9.6% for the year ended December 31, 2017, compared to the year ended December 31, 2016, due to strong execution by our brand teams to advertise our brands to consumers and provide a continuously improving experience for customers on our desktop and mobile platforms, as well as the ongoing shift from offline to online for travel bookings.

Airline ticket reservations decreased by 5.3% for the year ended December 31, 2017, compared to the year ended December 31, 2016, due to a decline in priceline.com's retail airline ticket reservations and the discontinuation on September 1, 2016 of priceline.com’s Name Your Own Price® airline ticket reservation offering, partially offset by an increase in priceline.com's Express Deals® airline ticket reservation offering.

Revenues

We classify our revenue into three categories:

•
Agency revenues are derived from travel-related transactions where we do not facilitate payments for the travel services provided. Agency revenues consist primarily of travel reservation commissions, as well as certain GDS reservation booking fees and certain travel insurance fees, and are reported at the net amounts received, without any associated cost of revenue. Substantially all of the revenue for Booking.com is agency revenue comprised of accommodation reservation commissions.

•
Merchant revenues are derived from services where we facilitate payments for the travel services provided. Merchant revenues include (1) transaction net revenues (i.e., the amount charged to a customer, less the amount charged to us by travel service providers) and travel reservation commissions in connection with (a) the accommodation reservations provided through our merchant retail accommodation reservation services at agoda.com, Booking.com and priceline.com, (b) the reservations provided through our merchant rental car service at Rentalcars.com, and (c) the reservations provided through priceline.com’s Express Deals® reservation services; (2) ancillary fees, including damage excess waiver fees and certain travel insurance fees and certain GDS reservation booking fees; (3) transaction revenues representing the price of Name Your Own Price® reservations charged to a customer (with a corresponding travel service provider cost recorded in cost of revenues); and (4) customer processing fees charged in connection with (a) the merchant retail accommodation reservation services at priceline.com and agoda.com and (b) priceline.com's opaque reservation services.

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

	Year Ended December 31,
	(in thousands)
	2017	2016	Change
Agency Revenues	$9,714,126	$7,982,116	21.7%
Merchant Revenues	2,133,017	2,048,005	4.2%
Advertising and Other Revenues	833,939	712,885	17.0%
Total Revenues	$12,681,082	$10,743,006	18.0%

Agency Revenues

Agency revenues increased by 21.7% for the year ended December 31, 2017, compared to the year ended December 31, 2016, almost entirely due to the growth in agency accommodation room night reservations at Booking.com.

Merchant Revenues

Merchant revenues increased by 4.2% for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to increases in our merchant price-disclosed accommodation and rental car reservation services, mostly offset by a significant decrease in revenues from priceline.com's Name Your Own Price® reservation services. On September 1, 2016, priceline.com’s Name Your Own Price® airline ticket reservation offering was discontinued. Our priceline.com Name Your Own Price® reservation services, which declined year-over-year, are recorded "gross" in revenue with a corresponding travel service provider cost recorded in cost of revenues. Our other merchant revenues, which in total grew year-over-year, are recorded in revenue "net" of travel service provider costs. As a result, changes in Name Your Own Price® reservation revenue disproportionately affect merchant revenues as compared to our other merchant revenues.

Advertising and Other Revenues

Advertising and other revenues during the year ended December 31, 2017 consisted primarily of advertising revenues, restaurant reservation revenues and subscription revenues for restaurant reservation management services.  Advertising and other revenues increased by 17.0% for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to the inclusion of the Momondo Group revenue amounting to approximately $72 million since its acquisition on July 24, 2017, other growth in our KAYAK business and increased diner reservation volumes at OpenTable.

Cost of Revenues

	Year Ended December 31,
	(in thousands)
	2017	2016	Change
Cost of Revenues	$250,537	$428,314	(41.5)%

For the year ended December 31, 2017, cost of revenues consisted primarily of: (1) the cost paid to travel service providers for priceline.com's Name Your Own Price® and vacation package reservation services, net of applicable taxes and charges; and (2) fees paid to third parties by KAYAK and priceline.com to return travel itinerary information for consumer search queries. Cost of revenues decreased by 41.5% for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to a decrease in priceline.com's Name Your Own Price® reservation services. For the year ended December 31, 2017, cost of revenues benefited from a reversal of previously accrued travel transaction taxes of approximately $12 million (including estimated interest and penalties) recorded in December 2017 related to a favorable ruling in one of the travel transaction tax proceedings involving the Company.

Agency revenues have no cost of revenues.

Gross Profit

	Year Ended December 31,
	(in thousands)
	2017	2016	Change
Gross Profit	$12,430,545	$10,314,692	20.5%
Gross Margin	98.0%	96.0%

Total gross profit increased by 20.5% for the year ended December 31, 2017, compared to the year ended December 31, 2016 (growth on a constant-currency basis was approximately 19%). Gross profit from our accommodation reservation services contributed approximately 90% of the increase. In addition, the inclusion of the Momondo Group since its acquisition on July 24, 2017 contributed approximately $72 million of gross profit.  Total gross margin (gross profit as a percentage of total revenue) increased during the year ended December 31, 2017, compared to the year ended December 31, 2016, because our revenues are disproportionately affected by priceline.com's Name Your Own Price® reservation services. Name Your Own Price® reservation services are recorded "gross" in revenue with a corresponding travel service provider cost recorded in cost of revenues, and in the year ended December 31, 2017 these revenues represented a smaller percentage of total revenues than in the year ended December 31, 2016. Our price-disclosed reservation services, which are recorded in revenue "net" of travel service provider costs, have been growing and priceline.com's Name Your Own Price® reservation services have been declining. As a result, we believe that gross profit is an important measure for evaluating growth in our business.

Gross profit as a percentage of gross bookings was 15.3% for the year ended December 31, 2017, as compared to 15.1% for the year ended December 31, 2016. The increase is due in part to the timing of booking versus travel resulting from the impact of decelerating gross bookings growth in the year ended December 31, 2017, as well as the inclusion of the Momondo Group since its acquisition on July 24, 2017.

Our international operations accounted for approximately $11.1 billion of our gross profit for the year ended December 31, 2017, compared to $9.1 billion for the year ended December 31, 2016. Gross profit attributable to our international operations increased by 22.0% for the year ended December 31, 2017 compared to the year ended December 31, 2016 (growth on a constant-currency basis was approximately 21%). Gross profit attributable to our U.S. businesses increased by 9.9% for the year ended December 31, 2017, compared to the year ended December 31, 2016, due to growth in gross profit for all of our U.S. businesses.

Operating Expenses

Advertising

	Year Ended December 31,
	(in thousands)
	2017	2016	Change
Performance Advertising	$4,141,771	$3,479,287	19.0%
% of Total Gross Profit	33.3%	33.7%
Brand Advertising	$391,584	$295,698	32.4%
% of Total Gross Profit	3.2%	2.9%

We rely on performance advertising channels to generate a significant amount of traffic to our websites. Performance advertising expenses consist primarily of the costs of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) other performance-based advertisements. For the year ended December 31, 2017, performance advertising expenses increased compared to the year ended December 31, 2016, to generate increased gross bookings and gross profit. We adjust our performance advertising spend based on our growth and profitability objectives and the expected performance of our performance advertising channels. Performance advertising expense as a percentage of gross profit for the year ended December 31, 2017 decreased compared to the year ended December 31, 2016 due to the timing of performance advertising spend relative to when associated revenue is recognized, as well as changes in the share of traffic by channel. In addition, during the third and fourth quarters of 2017, we pursued a strategy of improving our performance advertising ROIs, which positively impacted performance advertising efficiency. We recognize the substantial majority of our performance advertising expenses as they are incurred, which is typically in the quarter in which the associated reservations are booked. In contrast, we generally do not recognize revenue from these reservations until the travel occurs, which can be in a quarter other than when the reservations are booked.

Brand advertising expenses consist mainly of television advertising, online video advertising (including the airing of our television advertising online) and online display advertising. For the year ended December 31, 2017, brand advertising expenses increased by 32.4% compared to the year ended December 31, 2016, primarily due to increased brand advertising by Booking.com, KAYAK, which includes expenses related to the Momondo Group since its acquisition on July 24, 2017, and priceline.com. We increased our brand advertising expense in order to increase awareness of our brands and grow the number of customers that come directly to our websites.

Sales and Marketing

	Year Ended December 31,
	(in thousands)
	2017	2016	Change
Sales and Marketing	$561,958	$435,225	29.1%
% of Total Gross Profit	4.5%	4.2%

Sales and marketing expenses consist primarily of: (1) credit card and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) promotional costs; (4) customer relations costs; (5) provisions for bad debt, primarily related to agency accommodation commission receivables; and (6) provisions for customer chargebacks associated with merchant transactions. For the year ended December 31, 2017, sales and marketing expenses, which are substantially variable in nature, increased compared to the year ended December 31, 2016 due primarily to increased transaction volumes, as well as higher promotional costs and higher bad debt expense related to accommodation commission receivables.

Personnel

	Year Ended December 31,
	(in thousands)
	2017	2016	Change
Personnel	$1,659,581	$1,350,032	22.9%
% of Total Gross Profit	13.4%	13.1%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, stock-based compensation, payroll taxes, and employee health and other benefits. Personnel expenses increased during the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to increases in aggregate salaries of approximately $239 million for the year ended December 31, 2017 primarily related to headcount growth to support our business. Stock-based compensation expense was $260.9 million for the year ended December 31, 2017, compared to $249.6 million for the year ended December 31, 2016.

General and Administrative

	Year Ended December 31,
	(in thousands)
	2017	2016	Change
General and Administrative	$585,541	$455,909	28.4%
% of Total Gross Profit	4.7%	4.4%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) personnel-related expenses such as travel, relocation, recruiting and training expenses; and (3) fees for outside professionals, including litigation expenses. General and administrative expenses increased during the year ended December 31, 2017, compared to the year ended December 31, 2016, due primarily to higher personnel-related, occupancy and office expenses associated with increased headcount to support the expansion of our international businesses, as well as a $27 million litigation-related expense, of which

$19.3 million was recorded in the fourth quarter of 2017, and higher fees for outside professionals, including professional fees related to our acquisition of the Momondo Group.

Information Technology

	Year Ended December 31,
	(in thousands)
	2017	2016	Change
Information Technology	$189,344	$142,393	33.0%
% of Total Gross Profit	1.5%	1.4%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) data communications and other expenses associated with operating our services; (3) outsourced data center costs; and (4) payments to outside consultants. Information technology expenses increased during the year ended December 31, 2017, compared to the year ended December 31, 2016, due primarily to growth in our worldwide operations.

Depreciation and Amortization

	Year Ended December 31,
	(in thousands)
	2017	2016	Change
Depreciation and Amortization	$362,774	$309,135	17.4%
% of Total Gross Profit	2.9%	3.0%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation of computer equipment; (3) depreciation of internally developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. Depreciation and amortization expenses increased during the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily as a result of increased depreciation expenses due to capital expenditures for additional data center capacity and office build-outs to support growth and geographic expansion, the inclusion of intangible amortization for the Momondo Group since its acquisition on July 24, 2017, and increased capitalized software development costs.

Impairment of Goodwill

	Year Ended December 31,
	(in thousands)
	2017	2016	Change
Impairment of Goodwill	$—	$940,700	N/A
% of Total Gross Profit	N/A	9.1%

During the year ended December 31, 2016, we recognized a non-cash impairment charge for goodwill related to OpenTable, which is not tax deductible, of $940.7 million (see Note 9 to our Consolidated Financial Statements).

Other Income (Expense)

	Year Ended December 31,
	(in thousands)
	2017	2016	Change
Interest Income	$157,194	$94,946	65.6%
Interest Expense	(253,976)	(207,900)	22.2%
Foreign Currency Transactions and Other	(35,291)	(16,913)	108.7%
Impairment of Cost-method Investments	(7,597)	(63,208)	(88.0)%
Total	$(139,670)	$(193,075)	(27.7)%

For the year ended December 31, 2017, interest income on cash and marketable securities increased compared to the year ended December 31, 2016, primarily due to an increase in the average invested balance and higher yields. Interest expense increased for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to interest expense attributable to our Senior Notes issued in May 2016, March 2017 and August 2017 (see Note 10 to our Consolidated Financial Statements).

Foreign currency transactions and other includes foreign currency gains or losses on derivative contracts, foreign currency transaction gains or losses, including costs related to foreign currency transactions, and net realized gains or losses on investments. Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operating results into U.S. Dollars upon consolidation resulted in foreign currency losses of $2.8 million for the year ended December 31, 2017, compared to foreign currency gains of $3.4 million for the year ended December 31, 2016. Foreign currency transaction losses, including costs related to foreign currency transactions, resulted in foreign currency losses of $31.2 million and $19.6 million for the years ended December 31, 2017 and 2016, respectively.

See Note 4 to our Consolidated Financial Statements for additional information on impairments of cost-method investments.

Income Taxes

	Year Ended December 31,
	(in thousands)
	2017	2016	Change
Income Tax Expense	$2,057,557	$578,251	255.8%
% of Total Earnings Before Income Taxes	46.8%	21.3%

Our 2017 effective tax rate differs from the 2017 U.S. federal statutory tax rate of 35%, principally due to a one-time transition tax of approximately $1.6 billion on mandatory deemed repatriation of accumulated unremitted international earnings pursuant to the Tax Act, which includes U.S. state income taxes and international withholding taxes (see Note 13 to our Consolidated Financial Statements), partially offset by (1) a net tax benefit of approximately $217 million related to the remeasurement of the Company’s U.S. deferred tax assets and liabilities due to the reduction of the U.S. federal statutory tax rate from 35% to 21% and (2) lower international tax rates. Our 2016 effective tax rate differs from the 2016 U.S. federal statutory tax rate of 35%, due to lower international tax rates, partially offset by the non-deductible impairment charge for goodwill of $940.7 million related to OpenTable recognized in 2016 (see Note 9 to our Consolidated Financial Statements) and the non-deductible impairment charge of approximately $60 million associated with a cost-method investment recognized in 2016 (see Note 4 to our Consolidated Financial Statements).

Our effective tax rate for the year ended December 31, 2017 is higher than our effective tax rate for the year ended December 31, 2016, due to the net tax expense resulting from the Tax Act, partially offset by an increased proportion of our income being taxed at lower international tax rates due to the growth of our international businesses and the non-deductible impairment charges recognized in 2016 referred to above that caused an increase in the 2016 effective tax rate.

A portion of Booking.com's earnings during the years ended December 31, 2017 and 2016 qualified for Innovation Box Tax treatment under Dutch tax law, which had a significant beneficial impact on the Company's effective tax rate for those periods. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not "innovative" or for any other reason, would substantially increase our effective tax rate and adversely impact our results of operations. During December 2017, legislation was enacted in the Netherlands that increased the Innovation Box Tax rate from 5% to 7%, effective for tax years beginning on or after January 1, 2018. See Part I Item 1A Risk Factors - "We may not be able to maintain our 'Innovation Box Tax' benefit."

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

Agency revenues have no cost of revenues.

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

Impairment of Goodwill

	Year Ended December 31,
	(in thousands)
	2016	2015	Change
Impairment of Goodwill	$940,700	$—	N/A
% of Total Gross Profit	9.1%	N/A

During the year ended December 31, 2016, we recognized a non-cash impairment charge for goodwill related to OpenTable, which is not tax deductible, of $940.7 million (see Note 9 to our Consolidated Financial Statements).

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

"Foreign currency transactions and other" includes foreign currency gains or losses on derivative contracts, foreign currency transaction gains or losses, including costs related to foreign currency transactions, and net realized gains or losses on investments.

Derivative contracts that hedge our exposure to the impact of currency fluctuations on the translation of our international operating results into U.S. Dollars upon consolidation resulted in foreign currency gains of $3.4 million for the year ended December 31, 2016, compared to foreign currency losses of $6.6 million for the year ended December 31, 2015.

Foreign currency transaction losses, including costs related to foreign currency transactions, resulted in foreign currency losses of $19.6 million and $21.0 million for the years ended December 31, 2016 and 2015, respectively. Foreign currency losses for the year ended December 31, 2015 included approximately $5.7 million of hedging cost and a foreign currency loss related to the devaluation of the Argentine Peso.

See Note 4 to our Consolidated Financial Statements for additional information on impairments of cost-method investments.

Income Taxes

	Year Ended December 31,
	(in thousands)
	2016	2015	Change
Income Tax Expense	$578,251	$576,960	0.2%
% of Total Earnings Before Income Taxes	21.3%	18.4%

Our 2016 effective tax rate differs from the U.S. federal statutory tax rate of 35%, due to lower international tax rates, partially offset by the non-deductible impairment charge for goodwill of $940.7 million related to OpenTable recognized in 2016 (see Note 9 to our Consolidated Financial Statements) and the non-deductible impairment charge associated with a cost-

method investment recognized in 2016 (see Note 4 to our Consolidated Financial Statements). Our 2015 effective tax rate differed from the U.S. federal statutory rate as a result of lower international tax rates, partially offset by U.S. state income taxes.

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

Liquidity and Capital Resources

As of December 31, 2017, we had $17.8 billion in cash, cash equivalents, short-term investments and long-term investments. Approximately $16.2 billion is held by our international subsidiaries and is denominated primarily in U.S. Dollars, Euros and, to a lesser extent, British Pounds Sterling and other currencies. Cash equivalents, short-term investments and long-term investments are comprised of U.S. and international corporate bonds, U.S. and international government securities, high-grade commercial paper, U.S. government agency securities, convertible debt securities and American Depositary Shares ("ADSs") of Ctrip, money market funds and time deposits (see Note 5 to our Consolidated Financial Statements).

In the first quarter of 2018, 2017 and 2016, we prepaid a portion of our Dutch income tax liability of approximately $713 million, $500 million and $431 million, respectively, to earn prepayment discounts.

As a result of the Tax Act (see Note 13 to our Consolidated Financial Statements), we have recorded a provisional transition tax liability of approximately $1.3 billion, inclusive of U.S. federal and state income taxes and international withholding taxes for the year ended December 31, 2017, net of the benefit of utilizing approximately $204 million of U.S. federal net operating loss carryforwards and approximately $46 million of other U.S. tax credit carryforwards. This tax liability is presented in the Consolidated Balance Sheet at December 31, 2017 as "Long-term U.S. transition tax liability," the majority of which is U.S. federal income tax and will be paid over eight years.

In accordance with the Tax Act, generally future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes.

In October 2017, we invested $450 million in preferred shares of Meituan-Dianping. On July 24, 2017, we acquired the Momondo Group for $555.5 million.

In August 2017, we issued Senior Notes due March 15, 2023, with an interest rate of 2.75% (the "2023 Notes"), and Senior Notes due March 15, 2028, with an interest rate of 3.55% (the "2028 Notes"), each having an aggregate principal amount of $500 million. Interest on the 2023 Notes and the 2028 Notes is payable semi-annually on March 15 and September 15, beginning March 15, 2018. In March 2017, we issued Senior Notes due March 10, 2022, with an interest rate of 0.8% (the "March 2022 Notes") for an aggregate principal amount of 1.0 billion Euros. Interest on the March 2022 Notes is payable annually on March 10, beginning March 10, 2018. The net proceeds of these notes may be used for general corporate purposes, which may include share repurchases, repayment of debt and acquisitions. See Note 10 to our Consolidated Financial Statements for further details on the 2023 Notes, 2028 Notes and March 2022 Notes.

In June 2015, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. Borrowings under the revolving credit facility will bear interest, at our option, at a rate per annum equal to either (i) the adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 0.875% to 1.50%; or (ii) the greatest of (a) Bank of America, N.A.'s prime lending rate, (b) the federal funds rate plus 0.50%, and (c) an adjusted LIBOR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.00% to 0.50%. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.085% to 0.20%. The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of December 31, 2017, there were no borrowings outstanding and approximately $3.8 million of letters of credit issued under the facility.

Our Convertible Senior Notes due March 15, 2018, with an interest rate of 1.0% (the "2018 Notes"), are currently convertible and will remain convertible until the trading day prior to the maturity date of March 15, 2018, regardless of the Company's stock price. We reported the carrying value of the 2018 Notes as a current liability in our Consolidated Balance Sheet as of December 31, 2017. We are required to repay the remaining aggregate principal amount of the 2018 Notes of approximately $714 million in cash, and, in addition, we have elected to deliver cash of approximately $700 million (based on our stock closing price of February 26, 2018) to satisfy the conversion value in excess of the remaining aggregate principal amount.

During the year ended December 31, 2017, we repurchased 1,025,890 shares of our common stock for an aggregate cost of $1.8 billion. As of December 31, 2017, we had a remaining aggregate amount of $2.4 billion authorized by our Board of Directors to purchase our common stock. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital and other factors. During the period from January 1, 2018 through February 20, 2018, we repurchased 185,620 additional shares for an aggregate cost of $345.5 million. In the first quarter of 2018, our Board of Directors authorized an additional program to repurchase up to $8.0 billion of our common stock.

In September 2016, we signed a turnkey agreement to construct an office building in the Netherlands for the future headquarters of Booking.com for approximately 270 million Euros. Upon signing the agreement, we paid approximately 48 million Euros to the developer, principally related to acquired land-use rights, and we expect to pay approximately 34 million Euros related to building construction in the first quarter of 2018, with the remaining amount being paid periodically from the second quarter of 2018 until the expected completion of the building in early 2021. We will also make additional capital expenditures to fit out and furnish the office space. See Note 14 to our Consolidated Financial Statements.

Net cash provided by operating activities for the year ended December 31, 2017, was $4.7 billion, resulting from net income of $2.3 billion, a favorable impact of $742.9 million for non-cash items and net favorable changes in working capital of $293.4 million and in other assets and liabilities of $1.3 billion, which is principally related to the long-term transition tax liability recognized as a result of the U.S. Tax Act (see Note 13 to our Consolidated Financial Statements). The changes in working capital for the year ended December 31, 2017, were primarily related to a $687.4 million increase in accounts payable, accrued expenses and other current liabilities, offset by a $269.7 million increase in accounts receivable and $124.3 million increase in prepaid expenses and other current assets. The increase in these working capital balances was primarily related to increases in business volumes. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, and amortization of debt discount.

Net cash provided by operating activities for the year ended December 31, 2016, was $4.0 billion, resulting from net income of $2.1 billion, a favorable impact of $1.6 billion for non-cash items and net favorable changes in working capital and other assets and liabilities of $213.9 million. The changes in working capital for the year ended December 31, 2016, were primarily related to a $514.4 million increase in accounts payable, accrued expenses and other current liabilities, offset by a $284.2 million increase in accounts receivable. The increase in these working capital balances was primarily related to increases in business volumes. Non-cash items were principally associated with impairment of goodwill, stock-based compensation expense, depreciation and amortization, impairment of cost-method investments, excess tax benefits on stock-based awards and other equity deductions, amortization of debt discount and deferred income taxes.

Net cash provided by operating activities for the year ended December 31, 2015, was $3.2 billion, resulting from net income of $2.6 billion and a favorable impact of $660.4 million for non-cash items, partially offset by net unfavorable changes in working capital and other assets and liabilities of $8.2 million. The changes in working capital for the year ended December 31, 2015, were primarily related to a $166.0 million increase in accounts payable, accrued expenses and other current liabilities, offset by a $68.7 million increase in accounts receivable and $81.6 million increase in prepaid expenses and other current assets. The increase in these working capital balances was primarily related to increases in business volumes. Non-cash items were primarily associated with stock-based compensation expense, depreciation and amortization, excess tax benefits on stock-based awards and other equity deductions, amortization of debt discount and deferred income taxes.

Net cash used in investing activities was $4.2 billion for the year ended December 31, 2017, principally resulting from net purchases of investments of $2.9 billion and acquisitions and other investments, net of cash acquired, of $1.0 billion. Net cash used in investing activities was $3.3 billion for the year ended December 31, 2016, principally resulting from net purchases of investments of $3.1 billion and $48.5 million for the acquisition of land-use rights related to the construction of Booking.com's new headquarters in the Netherlands. Net cash used in investing activities was $3.9 billion for the year ended December 31, 2015, principally resulting from net purchases of investments of $3.6 billion, $140.3 million used for acquisitions, net of cash acquired, partially offset by net proceeds of $5.2 million for the settlement of foreign currency contracts. Cash invested in the purchase of property and equipment was $287.8 million, $219.9 million and $173.9 million in the years ended December 31, 2017, 2016 and 2015, respectively. The increases for the years ended December 31, 2017, 2016 and 2015 were related to additional data center capacity and new offices to support growth and geographic expansion, principally related to our Booking.com and agoda.com brands in 2017 and 2016 and principally related to our Booking.com brand in 2015.

Net cash used in financing activities was $78.7 million for the year ended December 31, 2017, which primarily consisted of payments for repurchase of common stock of $1.8 billion, payments related to the conversion of Senior Notes of $285.7 million and payment of debt of $15.1 million assumed in the acquisition of the Momondo Group, partially offset by net proceeds of $2.0 billion from the issuance of Senior Notes and the exercise of employee stock options of $5.1 million. Net cash used in financing activities was $1.3 million for the year ended December 31, 2016, which primarily consisted of payments for repurchase of common stock of $1.0 billion, offset by net proceeds of $994.7 million from the issuance of Senior Notes and the exercise of employee stock options of $15.6 million. Net cash used in financing activities was $831.3 million for the year ended December 31, 2015, which primarily consisted of payments for repurchase of common stock of $3.1 billion, payments of $147.6 million related to the conversion of Senior Notes and payment of $10.7 million related to the settlement of the acquisition-date estimated contingent liability related to an acquisition, partially offset by the total proceeds of $2.4 billion from the issuance of Senior Notes and the exercise of employee stock options of $20.9 million.

Contingencies

French tax authorities conducted an audit of the years 2003 through 2012 to determine whether Booking.com is in compliance with its tax obligations in France. Booking.com received formal assessments in December 2015 in which the French tax authorities claim that Booking.com has a permanent establishment in France and seek to recover unpaid income taxes and value-added taxes of approximately 356 million Euros, the majority of which would represent penalties and interest.  We believe that Booking.com has been, and continues to be, in compliance with French tax law and we are contesting the assessments. Our objection to the assessment was denied by the French tax authorities. If we are unable to resolve the matter with the French tax authorities, we would expect to challenge the assessments in the French courts. In order to contest the assessments in court, we may be required to pay, upfront, the full amount or a significant part of any such assessments, though such payment would not constitute an admission by us that we owes the taxes. Alternatively, any resolution or settlement of the matter with the French tax authorities may also require payment as part of such resolution or settlement. In each case, any such payment would not necessarily constitute an admission by us that we owe the taxes. French tax authorities have begun a similar audit of the tax years 2013 through 2015, which could result in additional assessments. See Part I Item IA Risk Factors - "We may have exposure to additional tax liabilities."

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

As a result of this litigation and other attempts by U.S. jurisdictions to levy similar taxes, we have established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $12 million and $27 million as of December 31, 2017 and 2016, respectively. The accrual is based on our estimate of the probable cost of resolving these issues. Our legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liability recorded. An estimate for a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made. If we were to suffer adverse determinations in the near term in more of the pending proceedings than currently anticipated given results to date, because of our available cash we believe that it would not have a material impact on our liquidity.

The following table represents our material contractual obligations and commitments as of December 31, 2017:

	Payments due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations(1)	$686,277	$148,200	$255,565	$138,608	$143,904
Land lease obligation(1)	71,194	1,499	2,998	2,998	63,699
Building construction obligation(1)	265,702	91,852	154,908	18,942	—
Senior Notes(2)	11,031,124	895,228	1,352,955	2,239,305	6,543,636
Revolving credit facility(3)	6,909	3,187	3,722	—	—
Earnout - acquisition	9,170	—	9,170	—	—
U.S. transition tax liability	1,257,191	6,345	306,016	203,758	741,072
Total(4)	$13,327,567	$1,146,311	$2,085,334	$2,603,611	$7,492,311

(1)	See the section on "Operating Leases" and "Building Construction" section of Note 14 to our Consolidated Financial Statements for more details.

(2)
Represents the aggregate principal amount of our Senior Notes outstanding as of December 31, 2017 and cumulative interest to maturity of $1.3 billion.  Convertible debt does not reflect the market value in excess of the outstanding principal amount because we can settle the conversion premium amount in cash or shares of common stock at our option. See Note 10 to our Consolidated Financial Statements.

(3)	Represents fees on uncommitted funds and outstanding letters of credit as of December 31, 2017.

(4)
We reported "Other long-term liabilities" of $148 million in the Consolidated Balance Sheet at December 31, 2017, of which approximately $66 million related to deferred rents, approximately $28 million related to unrecognized tax benefits (see Note 13 to our Consolidated Financial Statements) and approximately $12 million related to our accrual for the potential resolution of issues related to travel transaction taxes (see Note 14 to our Consolidated Financial Statements).  A variety of factors could affect the timing of payments for the liabilities related to travel transaction taxes and unrecognized tax benefits.  We believe that these matters will likely not be resolved in the next twelve months and accordingly we have classified the estimated liability as non-current in the Consolidated Balance Sheet.  Therefore, we have excluded long-term liabilities of $139 million from the contractual obligations table above because we cannot reasonably estimate the timing of such payments or the liability is related to deferred rents, which represents the difference in rent expense recognized in the income statements and rent payments related to operating leases.

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

Off-Balance Sheet Arrangements.

As of December 31, 2017, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We did not experience any material changes in interest rate exposures during the year ended December 31, 2017.

Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available-for-sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis point (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of December 31, 2017 of approximately $206 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity. This amount excludes our investment in Ctrip.com International Ltd. ("Ctrip") senior convertible notes, which are more sensitive to the market price volatility of Ctrip's American Depositary Shares ("ADSs") than changes in interest rates. The fair value of our Ctrip senior convertible notes will most likely increase as the market price of Ctrip's ADSs increases and decrease as the market price of Ctrip's ADSs falls.

As of December 31, 2017, the outstanding aggregate principal amount of our debt was approximately $9.7 billion. We estimate that the market value of such debt was approximately $11.1 billion as of December 31, 2017. A substantial portion of the market value of our debt in excess of the outstanding principal amount relates to the conversion premium on our outstanding convertible notes.

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

As a result of currency exchange rate changes, our foreign-currency-denominated net assets, gross bookings, gross profit, operating expenses and net income have been positively impacted as expressed in U.S. Dollars for the year ended December 31, 2017 compared to the year ended December 31, 2016. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated long-term debt, and accrued interest thereon, provide a natural hedge against the impact of currency exchange rate fluctuations on the net assets of certain of our Euro functional currency subsidiaries.

From time to time, we enter into foreign currency derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign currency fluctuation risk for the Euro, British Pound Sterling and certain other currencies versus the U.S. Dollar. As of December 31, 2017 and 2016, there were no such outstanding derivative contracts. Foreign currency losses of $2.8 million for the year ended December 31, 2017, foreign currency gains of $3.4 million for the year ended December 31, 2016 and foreign currency losses of $6.6 million for the year ended December 31, 2015 were recorded in "Foreign currency transactions and other" in the Consolidated Statements of Operations.

Item 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K (See Part IV Item 15 Exhibits and Financial Statement Schedules): Consolidated Balance Sheets as of December 31, 2017 and 2016; Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; Notes to the Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of our management's assessment of the design and effectiveness of our internal controls over financial reporting for the year ended December 31, 2017.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. Our independent registered public accounting firm also attested to, and reported on the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the three months ended December 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Booking Holdings Inc.
Norwalk, Connecticut

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Booking Holdings Inc. (formerly known as The Priceline Group Inc.) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 27, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Stamford, Connecticut
February 27, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Part III Item 10 will be included in our Proxy Statement relating to our 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III Item 11 will be included in our Proxy Statement relating to our 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III Item 12 will be included in our Proxy Statement relating to our 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Part III Item 13 will be included in our Proxy Statement relating to our 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Part III Item 14 will be included in our Proxy Statement relating to our 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)                                  List of Documents Filed as a Part of this Annual Report on Form 10-K:

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K: Consolidated Balance Sheets as of December 31, 2017 and 2016; Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; Notes to the Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

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

Exhibit Number	Description
3.1(a)	Restated Certificate of Incorporation of the Registrant.
3.2(a)	Amended and Restated By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1 and 3.2.
4.2(b)	Specimen Certificate for Registrant's Common Stock.
4.3(c)	Indenture, dated as of March 12, 2012, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.4(d)	Indenture, dated as of June 4, 2013, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.5(e)	Indenture, dated as of August 20, 2014, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.6(f)
Indenture for the 2.375% Senior Notes due 2024, 1.800% Senior Notes due 2027, 3.650% Senior Notes due 2025, 2.15% Senior Notes due 2022 and 3.600% Senior Notes due 2026, between the Registrant and Deutsche Bank Trust Company Americas, as Trustee.

4.7(g)	Indenture, dated as of August 8, 2017, between the Company and U.S. Bank National Association, as trustee.
4.8(h)	Form of 2.375% Senior Note due 2024.
4.9(i)	Officers' Certificate, dated September 23, 2014, for the 2.375% Senior Notes due 2024.
4.10(j)	Form of 1.800% Senior Note due 2027.
4.11(k)	Officers' Certificate, dated March 3, 2015, for the 1.800% Senior Notes due 2027.
4.12(l)	Form of 3.650% Senior Note due 2025.
4.13(m)	Officers' Certificate, dated March 13, 2015, for the 3.650% Senior Notes due 2025.
4.14(f)	Form of 2.15% Senior Note due 2022.
4.15(f)	Officers' Certificate, dated November 25, 2015, for the 2.15% Senior Notes due 2022.
4.16(n)	Form of 3.600% Senior Note due 2026.
4.17(n)	Officers' Certificate, dated May 23, 2016, for the 3.600% Senior Notes due 2026.
4.18(o)	Form of 0.800% Senior Note due 2022.
4.19(o)	Officers' Certificate, dated March 10, 2017, for the 0.800% Senior Notes due 2022.
4.20(p)	Form of 2.750% Senior Note due 2023.
4.21(p)	Officers' Certificate, dated August 15, 2017, with respect to the 2.750% Senior Notes due 2023.
4.22(p)	Form of 3.550% Senior Note due 2028.
4.23(p)	Officers' Certificate, dated August 15, 2017, with respect to the 3.550% Senior Notes due 2028.
10.1(q)+	The Priceline Group Inc. 1999 Omnibus Plan (As Amended and Restated Effective March 2, 2017).
10.2(r)+	Form of Restricted Stock Unit Award Agreement for Employees in the Netherlands under the 1999 Omnibus Plan.
10.3(s)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan to non-employee directors.
10.4(t)+	2015 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.5(u)+	2016 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.6(q)+	2017 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.

Exhibit Number	Description
10.7(q)+	Amended and Restated KAYAK Software Corporation 2012 Equity Incentive Plan.
10.8(q)+	OpenTable, Inc. Amended and Restated 2009 Equity Incentive Award Plan.
10.9(v)+	Buuteeq, Inc. Amended and Restated 2010 Stock Plan.
10.10(w)+	Amended and Restated Rocket Travel, Inc. 2012 Stock Incentive Plan.
10.11(w)+	Amended and Restated Annual Bonus Plan.
10.12(x)+	Form of Non-Competition and Non-Solicitation Agreement.
10.13(y)+	Transition Agreement dated November 7, 2013 by and between the Registrant and Jeffery H. Boyd.
10.14(z)+	Letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.15(aa)+	Letter amendment, dated December 16, 2008, to letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.16(bb)+	Second Amended and Restated Employment Agreement, dated April 21, 2015 by and between the Registrant and Peter J. Millones.
10.17(cc)+	Amended and Restated Employment contract, dated May 19, 2016 by and between Booking.com Holding B.V. and Gillian Tans.
10.18(cc)+	Employment Letter Agreement, dated May 19, 2016 by and between the Registrant and Jeffery H. Boyd.
10.19(dd)+	Employment Agreement, dated December 15, 2016 by and between the Registrant and Glenn D. Fogel.
10.20(dd)+	Non-Competition and Non-Solicitation Agreement, dated December 15, 2016 by and between the Registrant and Glenn D. Fogel.
10.21(dd)+	Employee Confidentiality and Assignment Agreement, dated December 15, 2016 by and between the Registrant and Glenn D. Fogel.
10.22(dd)+	Letter Agreement, dated December 15, 2016 by and between the Registrant and Jeffery H. Boyd.
10.23(ee)+	Letter Agreement, dated May 11, 2017, between the Registrant and Daniel J. Finnegan.
10.24(ff)+	Employment Agreement, dated January 19, 2018, between the Registrant and David Goulden.
10.25(ff)+	Non-Competition and Non-Solicitation Agreement, dated March 1, 2018, between the Registrant and David Goulden.
10.26(ff)+	Employee Confidentiality and Assignment Agreement, dated January 19, 2018, between the Registrant and David Goulden.
10.27(gg)	Credit Agreement, dated as of June 19, 2015, among the Registrant, the lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent.
12.1	Statement of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certification of Glenn D. Fogel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(hh)	Certification of Glenn D. Fogel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(hh)	Certification of Daniel J. Finnegan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101
The following financial statements from the Company's Annual Report on Form 10‑K for the year ended December 31, 2017 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

____________________________

+	Indicates a management contract or compensatory plan or arrangement.

(a)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 (File No. 1-36691).

(b)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-1 filed on March 18, 1999 (File No. 333-69657).
(c)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 12, 2012 (File No. 0-25581).
(d)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 4, 2013 (File No. 0-25581).
(e)	Previously filed as an exhibit to the Current Report on Form 8-K filed on August 20, 2014 (File No. 0-25581).
(f)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 25, 2015 (File No. 1-36691).
(g)	Previously filed as an exhibit to the Registration Statement on Form S-3 filed on August 8, 2017 (File No. 333-219800).
(h)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 22, 2014 (File No. 0-25581).
(i)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 26, 2014 (File No. 0-25581).
(j)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2015 (File No. 1-36691).
(k)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2015 (File No. 1-36691).
(l)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 12, 2015 (File No. 1-36691).
(m)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 13, 2015 (File No. 1-36691).
(n)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 23, 2016 (File No. 1-36691).
(o)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 10, 2017 (File No. 1-36691).
(p)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 15, 2017 (File No. 1-36691).
(q)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 3, 2017 (File No. 1-36691).
(r)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on November 8, 2005 (File No. 0-25581).
(s)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 9, 2011 (File No. 0-25581).
(t)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 6, 2015 (File No. 1-36691).
(u)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 10, 2016 (File No. 1-36691).
(v)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed on June 13, 2014 (File No. 333-196756).
(w)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2015 (File No. 1-36691).
(x)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2013 (File No. 0-25581).
(y)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 8, 2013 (File No. 0-25581).
(z)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 21, 2005 (File No. 0-25581).
(aa)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2008 (File No. 0-25581).
(bb)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 24, 2015 (File No. 1-36691).
(cc)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 20, 2016 (File No. 1-36691).
(dd)	Previously filed as an exhibit to the Current Report on Form 8-K filed on December 16, 2016 (File No. 1-36691).
(ee)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on May 12, 2017 (File No. 1-36691).
(ff)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on January 22, 2018 (File No. 1-36691).
(gg)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 24, 2015 (File No. 1-36691).
(hh)	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOKING HOLDINGS INC.

By:	/s/ Glenn D. Fogel
	Name:	Glenn D. Fogel
	Title:	Chief Executive Officer and President
	Date:	February 27, 2018

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Glenn D. Fogel and Peter J. Millones, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glenn D. Fogel	Director, Chief Executive Officer and President	February 27, 2018
Glenn D. Fogel

/s/ Jeffery H. Boyd	Director, Executive Chairman of the Board	February 27, 2018
Jeffery H. Boyd

/s/ Daniel J. Finnegan	Chief Financial Officer and Chief Accounting	February 27, 2018
Daniel J. Finnegan	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Timothy M. Armstrong	Director	February 27, 2018
Timothy M. Armstrong

/s/ Jan L. Docter	Director	February 27, 2018
Jan L. Docter

/s/ Jeffrey E. Epstein	Director	February 27, 2018
Jeffrey E. Epstein

/s/ James M. Guyette	Director	February 27, 2018
James M. Guyette

/s/ Robert J. Mylod Jr.	Director	February 27, 2018
Robert J. Mylod Jr.

/s/ Charles H. Noski	Director	February 27, 2018
Charles H. Noski

/s/ Nancy B. Peretsman	Director	February 27, 2018
Nancy B. Peretsman

/s/ Thomas E. Rothman	Director	February 27, 2018
Thomas E. Rothman

/s/ Craig W. Rydin	Director	February 27, 2018
Craig W. Rydin

/s/ Lynn M. Vojvodich	Director	February 27, 2018
Lynn M. Vojvodich

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Booking Holdings Inc.
Norwalk, Connecticut

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Booking Holdings Inc. (formerly known as The Priceline Group Inc.) and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows, for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Stamford, Connecticut
February 27, 2018
We have served as the Company’s auditor since 1997.

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$2,541,604	$2,081,075
Short-term investments	4,859,873	2,218,880
Accounts receivable, net of allowance for doubtful accounts of $39,282 and $25,565, respectively	1,217,801	860,115
Prepaid expenses and other current assets	415,527	241,449
Total current assets	9,034,805	5,401,519
Property and equipment, net	480,081	347,017
Intangible assets, net	2,176,823	1,993,885
Goodwill	2,737,671	2,396,906
Long-term investments	10,421,600	9,591,067
Other assets	600,283	108,579
Total assets	$25,451,263	$19,838,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$667,523	$419,108
Accrued expenses and other current liabilities	1,138,980	857,467
Deferred merchant bookings	980,455	614,361
Convertible debt	710,910	967,734
Total current liabilities	3,497,868	2,858,670
Deferred income taxes	481,139	822,334
Long-term U.S. transition tax liability	1,250,846	—
Other long-term liabilities	148,061	138,767
Long-term debt	8,809,788	6,170,522
Total liabilities	14,187,702	9,990,293

Commitments and Contingencies (See Note 14)
Convertible debt	2,963	28,538

Stockholders' equity:
Common stock, $0.008 par value, authorized 1,000,000,000 shares, 62,689,097 and 62,379,247 shares issued, respectively	487	485
Treasury stock, 14,216,819 and 13,190,929 shares, respectively	(8,698,829)	(6,855,164)
Additional paid-in capital	5,783,089	5,482,653
Retained earnings	13,938,869	11,326,852
Accumulated other comprehensive income (loss)	236,982	(134,684)
Total stockholders' equity	11,260,598	9,820,142
Total liabilities and stockholders' equity	$25,451,263	$19,838,973

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Agency revenues	$9,714,126	$7,982,116	$6,527,898
Merchant revenues	2,133,017	2,048,005	2,082,973
Advertising and other revenues	833,939	712,885	613,116
Total revenues	12,681,082	10,743,006	9,223,987
Cost of revenues	250,537	428,314	632,180
Gross profit	12,430,545	10,314,692	8,591,807
Operating expenses:
Performance advertising	4,141,771	3,479,287	2,738,218
Brand advertising	391,584	295,698	273,704
Sales and marketing	561,958	435,225	353,221
Personnel, including stock-based compensation of $260,910, $249,574 and $247,395, respectively	1,659,581	1,350,032	1,166,226
General and administrative	585,541	455,909	415,420
Information technology	189,344	142,393	113,617
Depreciation and amortization	362,774	309,135	272,494
Impairment of goodwill	—	940,700	—
Total operating expenses	7,892,553	7,408,379	5,332,900
Operating income	4,537,992	2,906,313	3,258,907
Other income (expense):
Interest income	157,194	94,946	55,729
Interest expense	(253,976)	(207,900)	(160,229)
Foreign currency transactions and other	(35,291)	(16,913)	(26,087)
Impairment of cost-method investments	(7,597)	(63,208)	—
Total other expense	(139,670)	(193,075)	(130,587)
Earnings before income taxes	4,398,322	2,713,238	3,128,320
Income tax expense	2,057,557	578,251	576,960
Net income	$2,340,765	$2,134,987	$2,551,360
Net income applicable to common stockholders per basic common share	$47.78	$43.14	$50.09
Weighted-average number of basic common shares outstanding	48,994	49,491	50,940
Net income applicable to common stockholders per diluted common share	$46.86	$42.65	$49.45
Weighted-average number of diluted common shares outstanding	49,954	50,063	51,593

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$2,340,765	$2,134,987	$2,551,360
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments(1)	295,547	(93,984)	(114,505)
Net unrealized gain (loss) on marketable securities(2)	76,119	(285,552)	619,259
Comprehensive income	$2,712,431	$1,755,451	$3,056,114

(1) Foreign currency translation adjustments result from currency fluctuations on the translation of the Company's international non-U.S. Dollar denominated net assets, net of the impact of net investment hedges. Foreign currency translation adjustments were favorable for the year ended December 31, 2017 compared to the year ended December 31, 2016 because the U.S. Dollar weakened against certain currencies in which the Company's net assets are denominated. Foreign currency translation adjustments also include a tax benefit of $174,584 for the year ended December 31, 2017 and tax charges of $34,268 and $60,418 for the years ended December 31, 2016 and 2015, respectively, associated with the Company's Euro-denominated debt, which is designated as a net investment hedge against the impact of currency fluctuations of the Company's Euro-denominated net assets (see Note 12). Prior to the U.S. Tax Cuts and Jobs Act (the "Tax Act"), the remaining balance in foreign currency translation adjustments excluded U.S. federal and state income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States. In accordance with the Tax Act, generally future repatriation of the Company's international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes.

(2) Net of tax charges of $81,166, $15,313 and $1,551 for the years ended December 31, 2017, 2016 and 2015, respectively. For the year ended December 31, 2017, the Company recorded a U.S. deferred tax liability of $63,353 related to net cumulative unrealized gains associated with certain international investments, which will be subject to U.S. federal and state income taxes if the gains are realized.

Net unrealized gain (loss) on marketable securities includes net unrealized gains of $86,019 for the year ended December 31, 2017, net unrealized losses of $332,756 for the year ended December 31, 2016, and net unrealized gains of $615,848 for the year ended December 31, 2015, related to the Company's investments in Ctrip.com International Ltd. ("Ctrip"), which are exempt from tax in the Netherlands.

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	61,821	$480	(9,888)	$(2,737,585)	$4,923,196	$6,640,505	$(259,902)	$8,566,694
Net income	—	—	—	—	—	2,551,360	—	2,551,360
Foreign currency translation adjustments, net of tax charge of $60,418	—	—	—	—	—	—	(114,505)	(114,505)
Net unrealized gain on marketable securities, net of tax charge of $1,551	—	—	—	—	—	—	619,259	619,259
Reclassification adjustment for convertible debt	—	—	—	—	329	—	—	329
Exercise of stock options and vesting of restricted stock units and performance share units	219	2	—	—	20,849	—	—	20,851
Repurchase of common stock	—	—	(2,540)	(3,089,055)	—	—	—	(3,089,055)
Stock-based compensation and other stock-based payments	—	—	—	—	249,133	—	—	249,133
Conversion of debt	—	—	—	—	(110,105)	—	—	(110,105)
Excess tax benefits on stock-based awards and other equity deductions	—	—	—	—	101,508	—	—	101,508
Balance, December 31, 2015	62,040	$482	(12,428)	$(5,826,640)	$5,184,910	$9,191,865	$244,852	$8,795,469
Net income	—	—	—	—	—	2,134,987	—	2,134,987
Foreign currency translation adjustments, net of tax charge of $34,268	—	—	—	—	—	—	(93,984)	(93,984)
Net unrealized loss on marketable securities, net of tax charge of $15,313	—	—	—	—	—	—	(285,552)	(285,552)
Reclassification adjustment for convertible debt	—	—	—	—	(28,538)	—	—	(28,538)
Exercise of stock options and vesting of restricted stock units and performance share units	339	3	—	—	15,569	—	—	15,572
Repurchase of common stock	—	—	(763)	(1,028,524)	—	—	—	(1,028,524)
Stock-based compensation and other stock-based payments	—	—	—	—	249,726	—	—	249,726
Excess tax benefits on stock-based awards and other equity deductions	—	—	—	—	60,986	—	—	60,986
Balance, December 31, 2016	62,379	$485	(13,191)	$(6,855,164)	$5,482,653	$11,326,852	$(134,684)	$9,820,142
Net income	—	—	—	—	—	2,340,765	—	2,340,765
Foreign currency translation adjustments, net of tax benefit of $174,584	—	—	—	—	—	—	295,547	295,547
Net unrealized gain on marketable securities, net of tax charge of $81,166	—	—	—	—	—	—	76,119	76,119
Reclassification adjustment for convertible debt	—	—	—	—	25,575	—	—	25,575
Exercise of stock options and vesting of restricted stock units and performance share units	160	1	—	—	5,139	—	—	5,140
Repurchase of common stock	—	—	(1,026)	(1,843,665)	—	—	—	(1,843,665)
Stock-based compensation and other stock-based payments	—	—	—	—	261,274	—	—	261,274
Conversion of debt	150	1	—	—	(540)	—	—	(539)
Cumulative effect of adoption of accounting standard updates	—	—	—	—	8,988	271,252	—	280,240
Balance, December 31, 2017	62,689	$487	(14,217)	$(8,698,829)	$5,783,089	$13,938,869	$236,982	$11,260,598

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net income	$2,340,765	$2,134,987	$2,551,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	187,231	140,059	101,517
Amortization	175,543	169,076	170,977
Provision for uncollectible accounts	62,316	46,241	24,324
Deferred income tax benefit	(32,465)	(111,905)	(61,335)
Stock-based compensation expense and other stock-based payments	261,274	249,726	249,133
Amortization of debt issuance costs	9,308	7,758	7,578
Amortization of debt discount	69,734	68,974	66,687
Loss on early extinguishment of debt	2,366	—	3
Impairment of goodwill	—	940,700	—
Impairment of cost-method investments	7,597	63,208	—
Excess tax benefits on stock-based awards and other equity deductions	—	60,986	101,508
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(269,732)	(284,221)	(68,694)
Prepaid expenses and other current assets	(124,269)	5,495	(81,611)
Accounts payable, accrued expenses and other current liabilities	687,446	514,404	165,985
Long-term U.S. transition tax liability	1,250,846	—	—
Other	34,076	(21,757)	(23,909)
Net cash provided by operating activities	4,662,036	3,983,731	3,203,523

INVESTING ACTIVITIES:
Purchase of investments	(6,491,156)	(6,741,202)	(8,669,690)
Proceeds from sale of investments	3,580,001	3,684,103	5,084,238
Additions to property and equipment	(287,805)	(219,889)	(173,915)
Acquisitions and other investments, net of cash acquired	(1,003,075)	(7,813)	(140,338)
Acquisition of land-use rights	—	(48,494)	—
Proceeds from foreign currency contracts	—	—	453,818
Payments on foreign currency contracts	—	—	(448,640)
Net cash used in investing activities	(4,202,035)	(3,333,295)	(3,894,527)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	—	—	225,000
Payments related to revolving credit facility	—	—	(225,000)
Proceeds from the issuance of long-term debt	2,044,952	994,705	2,399,034
Payment of debt issuance costs - revolving credit facility	—	—	(4,005)
Payments related to conversion of senior notes	(285,718)	—	(147,629)
Payment of debt	(15,118)	—	—
Payments for repurchase of common stock	(1,827,919)	(1,011,574)	(3,088,839)
Payments of contingent consideration	—	—	(10,700)
Proceeds from exercise of stock options	5,140	15,572	20,851
Net cash used in financing activities	(78,663)	(1,297)	(831,288)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	99,996	(45,203)	(149,131)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	481,334	603,936	(1,671,423)
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	2,082,007	1,478,071	3,149,494
Cash, cash equivalents and restricted cash and cash equivalent, end of period	$2,563,341	$2,082,007	$1,478,071

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$702,421	$636,550	$534,105
Cash paid during the period for interest	$154,853	$125,912	$54,299
Non-cash investing activity for contingent consideration	$—	$—	$9,170
Non-cash financing activity	$1,000	$—	$—
 See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS DESCRIPTION

Booking Holdings Inc. ("Booking Holdings" or the "Company"), formerly known as The Priceline Group Inc., helps people experience the world by providing consumers, travel service providers and restaurants with leading travel and restaurant online reservation and related services. Through its online travel companies ("OTCs"), the Company connects consumers wishing to make travel reservations with providers of travel services around the world. The Company is the leader in the worldwide online accommodation reservation market based on room nights booked. The Company offers consumers a broad array of accommodation reservations (including hotels, motels, resorts, homes, apartments, bed and breakfasts, hostels and other properties) through its Booking.com, priceline.com and agoda.com brands. The Company's priceline.com brand also offers consumers reservations for rental cars, airline tickets, vacation packages and cruises. The Company offers rental car reservations worldwide through its Booking.com and Rentalcars.com brands. Through KAYAK, the Company offers a leading meta-search service allowing consumers to easily search and compare travel itineraries and prices, including airline ticket, accommodation and rental car reservation information, from hundreds of travel websites at once. The Company provides restaurants with reservation management and customer acquisition services and consumers with the ability to make restaurant reservations at participating restaurants through OpenTable, a leading provider of online restaurant reservations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Company's Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including the Momondo Group (which is managed as part of the Company's KAYAK business) from its acquisition date of July 24, 2017.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States (" U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto.  Actual results may differ significantly from those estimates.  The estimates underlying the Company's Consolidated Financial Statements relate to, among other things, stock-based compensation, the allowance for doubtful accounts, the valuation of goodwill, long-lived assets and intangibles, income taxes, and the accrual of obligations for loyalty programs.

Reclassifications — Due to the adoption of the new accounting update related to stock-based compensation in the first quarter of 2017, certain amounts in the Consolidated Statement of Cash Flows for the years ended December 31, 2016 and 2015 have been reclassified to conform to the current year presentation.

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

Restricted Cash and Cash Equivalents — Restricted cash and cash equivalents are restricted through legal contracts, regulations or by the Company's intention to use the cash for a specific purpose. Restricted cash and cash equivalents at December 31, 2017 principally relates to the minimum cash requirement for Rentalcars.com's regulated insurance business established in the fourth quarter of 2017. Restricted cash at December 31, 2016 and 2015 collateralizes office leases. The following table reconciles cash, cash equivalents and restricted cash and cash equivalents reported in the Consolidated Balance Sheets to the total amount shown in the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2017	2016	2015
As included in the Consolidated Balance Sheets:
Cash and cash equivalents	$2,541,604	$2,081,075	$1,477,265
Restricted cash and cash equivalents included in prepaid expenses and other current assets	21,737	932	806
Total cash, cash equivalents and restricted cash and cash equivalents as shown in the Consolidated Statements of Cash Flows	$2,563,341	$2,082,007	$1,478,071

Investments — The Company has classified its investments in debt securities and equity securities with readily determinable fair value as available-for-sale securities.  These securities are recognized based on trade date and carried at estimated fair value with the aggregate unrealized gains and losses related to these investments, net of taxes, reflected as a part of "Accumulated other comprehensive income (loss)" within stockholders' equity (see "Recent Accounting Pronouncements" described later in this footnote for accounting changes that are effective January 1, 2018).

The fair value of the investments is based on the specific quoted market price of the securities or comparable securities at the balance sheet dates.  Investments in debt securities are considered to be impaired when a decline in fair value is judged to be other than temporary because the Company either intends to sell or it is more-likely-than not that it will have to sell the impaired security before recovery. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established.  If the Company does not intend to sell the debt security, but it is probable that the Company will not collect all amounts due, then only the impairment due to the credit risk would be recognized in earnings and the remaining amount of the impairment would be recognized in "Accumulated other comprehensive income (loss)" within stockholders' equity. Marketable debt securities are classified as short-term or long-term investments in the Company's Consolidated Balance Sheets based on the maturity date of the debt security.  See Notes 4 and 5 for further detail of investments.

Equity investments without readily determinable fair values in companies over which the Company does not have the ability to exercise significant influence are accounted for using the cost method of accounting and classified within "Other assets" in the Consolidated Balance Sheets. Under the cost method, investments are carried at cost and are adjusted to fair value only for other-than-temporary declines in fair value (see "Recent Accounting Pronouncements" described later in this footnote for accounting changes that are effective January 1, 2018).

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease related to leasehold improvements, whichever is shorter.

Building Construction-in-progress — Building construction-in-progress is associated with the construction of an office building in the Netherlands and is included in “Property and equipment, net” in the Consolidated Balance Sheets at December 31, 2017 and 2016. Depreciation of the building and its related components will commence once it is ready for the Company’s use.

Website and Internal-use Software Capitalization — Certain direct development costs associated with website and internal-use software are capitalized and include external direct costs of services and payroll costs for employees devoting time to the software projects principally related to website and mobile app development, including support systems, software coding, designing system interfaces and installation and testing of the software.  These costs are recorded as property and equipment and are generally amortized over a period of two to five years beginning when the asset is substantially ready for use. Costs incurred for enhancements that are expected to result in additional features or functionalities are capitalized and amortized over the estimated useful life of the enhancements. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. Additions to capitalized costs during the years ended December 31, 2017, 2016 and 2015 were $80.4 million, $54.2 million and $44.2 million, respectively.

Land-use rights — Land-use rights represent prepayments for the long-term lease of land where the Company is constructing an office building in the Netherlands. The land-use rights are recorded as rent expense in "General and administrative" expense in the Consolidated Statements of Operations on a straight-line basis over the lease period. At December 31, 2017 and 2016, the Company had approximately $50.5 million and $45.3 million, respectively, associated with land-use rights recorded in “Other assets” in the Consolidated Balance Sheets. See Note 14 for further details.

Goodwill — The Company accounts for acquired businesses using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values.  Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.  The Company's Consolidated Financial Statements reflect an acquired business starting at the date of the acquisition.

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

Impairment of Long-Lived Assets and Intangible Assets — The Company reviews long-lived tangible assets and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The assessment of possible impairment is based upon the Company's ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related operations.  The amount of impairment loss, if any, is measured as the excess of the carrying value of the asset over the present value of estimated future cash flows, using a discount rate commensurate with the risks involved and based on assumptions representative of market participants.

Agency Revenues

Agency revenues are derived from travel-related transactions where the Company does not facilitate payments for the travel services provided. Agency revenues consist primarily of accommodation reservation commissions, as well as certain global distribution system ("GDS") reservation booking fees and certain travel insurance fees, and are reported at the net amounts received, without any associated cost of revenues.  Such revenues are primarily recognized by the Company when the customer's travel is completed (see "Recent Accounting Pronouncements" described later in this footnote for accounting changes that are effective January 1, 2018).

Merchant Revenues

Merchant revenues are derived from services where the Company facilitates payments for the travel services provided. Name Your Own Price® travel reservation services are presented in the income statement on a gross basis so merchant revenue and cost of revenues include the reservation price to the customer and the cost charged by the service provider, respectively (see "Recent Accounting Pronouncements" described later in this footnote for accounting changes that are effective January 1, 2018). For all other merchant transactions, the Company presents merchant revenue on a net basis in the income statement.

Merchant revenue also includes ancillary fees, including damage excess waiver fees and certain travel insurance fees and certain GDS reservation booking fees, customer processing fees associated with merchant reservation services at priceline.com and agoda.com and are generally recognized by the Company when the customer completes his/her travel (see "Recent Accounting Pronouncements" described later in this footnote for accounting changes that are effective January 1, 2018).

Merchant Retail Services:  Merchant revenues for the Company's merchant retail services are derived from transactions where customers book accommodation reservations or rental car reservations from travel service providers at disclosed rates which are subject to contractual arrangements.  The Company charges the customer at the time of booking and any amounts owed to the travel service provider along with the Company's deferred revenue are included in deferred merchant bookings. Reservations are generally refundable upon cancellation, subject to cancellation penalties in certain cases.  Merchant revenue and the cost charged by the travel service provider for priceline.com, agoda.com and Rentalcars.com are recognized when the customer completes the travel (see "Recent Accounting Pronouncements" described later in this footnote for accounting changes that are effective January 1, 2018). Revenue for Booking.com's merchant transactions is comprised of accommodation reservation commissions which are recognized when the customer completes the travel.

Merchant Opaque Services:  The Company describes priceline.com's Name Your Own Price® and Express Deals® travel services as "opaque" because certain elements of the service, including the identity of the travel service provider, are not disclosed to the consumer prior to making a reservation. Name Your Own Price® services connect consumers that are willing to accept a level of flexibility regarding their travel itinerary with travel service providers that are willing to accept a lower price in order to sell their excess capacity without disrupting their existing distribution channels or retail pricing structures.  Name Your Own Price® services use a pricing system that allows consumers to "bid" the price they are prepared to pay when submitting an offer for a particular travel service.  The Company accesses databases in which participating travel service providers file secure discounted rates, not generally available to the public, to determine whether it can fulfill the consumer's offer.  The Company selects the travel service provider and determines the price it will accept from the consumer. Express Deals® allows consumers to select hotel, rental car and airline ticket reservations with the price and certain other information regarding amenities disclosed prior to making the reservation. The Company recognizes revenues and costs for these services when it confirms the customer's non-refundable offer (see "Recent Accounting Pronouncements" described later in this footnote for accounting changes that are effective January 1, 2018).  In circumstances where the Company makes certain customer concessions, the Company accrues for such estimated losses.

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

Cost of Revenues

Cost of revenues consists primarily of the cost paid to travel service providers for priceline.com's Name Your Own Price® and vacation package reservation services, net of applicable taxes and charges, and fees paid to third parties by KAYAK and priceline.com to return travel itinerary information for consumer search queries. See "Recent Accounting Pronouncements" described later in this footnote for accounting changes that are effective January 1, 2018.

Loyalty Programs

The Company provides various loyalty programs. Participating customers earn loyalty awards on current transactions that can be redeemed for future qualifying transactions. As awards are earned, the Company estimates the amount of awards expected to be redeemed and records a reduction in revenue. At December 31, 2017 and 2016, a liability of $104.7 million and $84.4 million, respectively, for these programs was included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

A substantial portion of the liability at December 31, 2017 and 2016 relates to OpenTable's dining points loyalty program. In the first quarter of 2018, OpenTable updated its loyalty program so that all outstanding and future dining points expire after three years, which may reduce the liability in the future.

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

Performance Advertising — Advertising expenses classified as performance advertising are generally managed by the Company by monitoring return on investment. These expenses primarily consist of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) other performance-based advertisements. Performance advertising expense is recognized as incurred.  Included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets are accrued performance advertising liabilities of $284.1 million and $267.5 million at December 31, 2017 and 2016, respectively.

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

Sales and Marketing — Sales and marketing expenses consist primarily of (1) credit card and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) customer relations costs; (4) promotional costs; (5) provisions for bad debt, primarily related to agency accommodation commission receivables; and (6) provisions for customer chargebacks.

Personnel — Personnel expenses consist of compensation to the Company's personnel, including salaries, stock-based compensation, bonuses, payroll taxes and employee health benefits.  Included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets are accrued compensation liabilities of $288.1 million and $242.6 million at December 31, 2017 and 2016, respectively.

Stock-Based Compensation — Stock-based compensation is recognized in the financial statements based upon fair value.  The fair value of performance share units and restricted stock units is determined based on the number of units granted and the quoted price of the Company's common stock as of the grant date or acquisition date.  The Company records stock-based compensation expense for these performance-based awards based on its estimate of the probable outcome at the end of the performance period (i.e., the estimated performance against the performance targets).  The Company periodically adjusts the cumulative stock-based compensation expense recorded when the probable outcome for these performance-based awards is updated based upon changes in actual and forecasted operating results. The fair value of employee stock options assumed in acquisitions was determined using the Black Scholes model and the market value of the Company's common stock at the respective acquisition dates. Fair value is recognized as expense on a straight-line basis over the employee requisite service period, and, beginning January 1, 2017, forfeitures are accounted for when they occur.

The benefits of tax deductions in excess of recognized compensation costs are recognized in the income statement as a discrete item in periods beginning on or after January 1, 2017 when an exercise or a vesting and release of shares occurs. Excess tax benefits are presented as operating cash flows and cash payments for employee statutory tax withholding related to vested stock awards are presented as financing cash flows in the statements of cash flows.  See Note 3 for further information on stock-based awards.

Information Technology — Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) data communications and other expenses associated with operating our services; (3) outsourced data center costs; and (4) payments to outside consultants.

Income Taxes — The Company accounts for income taxes under the asset and liability method.  The Company records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the Consolidated Balance Sheets, as well as operating loss and tax credit carryforwards.  Deferred taxes are classified as noncurrent in the balance sheet.

The Company records deferred tax assets to the extent it believes these assets will more-likely-than-not be realized.  The Company regularly reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences, the carryforward periods available for tax reporting purposes, and tax planning strategies.  A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible.  In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, significant judgments, estimates, and interpretation of statutes are required.

Deferred taxes are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

The Company recognizes liabilities when it believes that uncertain positions may not be fully sustained upon review by the tax authorities.  Liabilities recognized for uncertain tax positions are based on a two-step approach for recognition and measurement.  First, the Company evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit based on its technical merits.  Secondly, the Company measures the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.  Interest and penalties attributable to uncertain tax positions, if any, are recognized as a component of income tax expense.  See Note 13 for further details on income taxes.

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

In March 2017, the Company issued Senior Notes due March 10, 2022 for an aggregate principal amount of 1.0 billion Euros. In November 2015, the Company issued Senior Notes due November 25, 2022 for an aggregate principal amount of 750 million Euros. In March 2015, the Company issued Senior Notes due March 3, 2027 for an aggregate principal amount of 1.0 billion Euros. In September 2014, the Company issued Senior Notes due September 23, 2024 for an aggregate principal amount of 1.0 billion Euros. The Company designated the carrying value, plus accrued interest, of these Euro-denominated Senior Notes as a hedge of the Company's net investment in Euro functional currency subsidiaries. The foreign currency transaction gains or losses on these liabilities and the foreign currency translation gains or losses from translating the Euro-denominated net assets of these subsidiaries into U.S. Dollars are included as a component of "Accumulated other comprehensive income (loss)" in the Company's Consolidated Balance Sheets (see Notes 10 and 12).

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

The Company, from time to time in the past, has utilized derivative instruments to hedge the impact of changes in currency exchange rates on the net assets of its foreign subsidiaries. These instruments are designated as net investment hedges.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The Company records gains and losses on these derivative instruments as currency translation adjustments, which offset a portion of the translation adjustments related to the foreign subsidiaries' net assets.  Gains and losses are recognized in the Consolidated Balance Sheet in

"Accumulated other comprehensive income (loss)" and will be realized upon a partial sale or liquidation of the investment.  The Company formally documents all derivatives designated as hedging instruments for accounting purposes, both at hedge inception and on an on-going basis.  These net investment hedges expose the Company to liquidity risk as the derivatives have an immediate cash flow impact upon maturity, which is not offset by the translation of the underlying hedged equity.  The cash flows from these contracts are classified within "Net cash used in investing activities" in the Consolidated Statement of Cash Flows.

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

Recent Accounting Pronouncements Adopted

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the Financial Accounting Standards Board (“FASB”) issued a new accounting update which allows an entity to elect to reclassify “stranded” tax effects in accumulated other comprehensive income (loss) (“AOCI”) to retained earnings. Under current tax accounting guidance, the effect of a change in the income tax rate on deferred tax assets or liabilities is recorded in net income when the tax law is enacted. This guidance applies even in situations in which the tax effect was initially recognized directly in AOCI at the previous tax rate. This accounting results in “stranded” taxes in AOCI for the difference between the new and the historical tax rates.

This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption for public business entities is permitted if the financial statements have not yet been issued. This update can be applied either in the period of adoption or retrospectively.

The Company early adopted this update in the fourth quarter of 2017, resulting in a reclassification, which reduced retained earnings and increased AOCI by $19.0 million.

Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued a new accounting update to simplify hedge accounting. This update eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of the hedging instrument to be recorded in the currency translation adjustment section of other comprehensive income (loss) for net investment hedges. This update allows entities to perform the initial quantitative assessment of hedging effectiveness prospectively after the hedge designation but no later than the end of the quarter in which the hedge is designated, rather than at hedge inception as currently required. In addition, this update allows entities to elect to perform subsequent effectiveness assessments qualitatively instead of quantitatively if they expect the hedge to be highly effective at inception and in subsequent periods.

For public business entities, this update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods. A modified retrospective approach will be applied to net investment hedges that exist on the date of adoption with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company early adopted this update in the fourth quarter of 2017 and the adoption did not have an impact on the Consolidated Financial Statements.

Scope of Modification Accounting related to Share-based Compensation

In May 2017, the FASB issued a new accounting update to amend the scope of modification accounting for share-based compensation arrangements. Under this update, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This update will be applied prospectively to awards modified on or after the effective date or the adoption date, if it is early adopted. The Company early adopted this update in the second quarter of 2017 and the adoption did not have an impact on the Consolidated Financial Statements.

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

For public business entities, this update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and is required to be applied prospectively.  The Company early adopted this update in the first quarter of 2017 and the adoption did not have an impact to the Consolidated Financial Statements.

Intra-entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued a new accounting update on income tax accounting associated with intra-entity transfers of assets other than inventory. This update, which is part of the FASB's simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.

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

The Company adopted this accounting update in the first quarter of 2017 and recorded a deferred tax asset of $301.4 million related to previously unrecognized U.S. equity tax deductions, with an offsetting cumulative-effect adjustment to retained earnings as of January 1, 2017. The Company elected to account for forfeitures related to service conditions as they occur; as a result, there was a cumulative net charge to retained earnings of $6.9 million and the recognition of a deferred tax asset of $2.1 million, with an offsetting credit to additional paid-in capital of $9.0 million. In addition, the Company elected to change the presentation of excess tax benefits in the Consolidated Statement of Cash Flows for periods prior to January 1, 2017 to reflect these excess tax benefits in operating cash flows instead of financing cash flows, resulting in a reclassification of $61.0 million and $101.5 million for the years ended December 31, 2016 and 2015, respectively. "Payments for repurchase of common stock" in the Consolidated Statements of Cash Flows includes withholding taxes paid on vested stock awards (see Note 11).

Other Recent Accounting Pronouncements

Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued a new accounting update to shorten the premium amortization period of purchased callable debt securities with non-contingent call features that are callable at fixed prices and on preset dates from their contractual maturity to the earliest call date. For public business entities, this update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Entities are required to apply this update on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact to its Consolidated Financial Statements of adopting this update.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued a new accounting update to simplify the test for goodwill impairment by eliminating Step 2, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill, which requires a hypothetical purchase price allocation, with the carrying amount of that reporting unit's goodwill. Under this update, an entity would perform its quantitative annual, or interim, goodwill impairment test using the current Step 1 test and recognize an impairment charge for the excess of the carrying value of a reporting unit over its fair value.

For public business entities, this update is effective for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests occurring after January 1, 2017. The update will be applied prospectively. The Company has not early adopted this update. In the third quarter of 2017, the Company performed its annual quantitative goodwill impairment test (see Note 9).

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued a new accounting update on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable and available-for-sale debt securities. For financial assets measured at amortized cost, this update requires an entity to (1) estimate its lifetime expected credit losses upon recognition of the financial assets and establish an allowance to present the net amount expected to be collected, (2) recognize this allowance and changes in the allowance during subsequent periods through net income and (3) consider relevant information about past events, current conditions and reasonable and supportable forecasts in assessing the lifetime expected credit losses. For available-for-sale debt securities, this update made several targeted amendments to the existing other-than-temporary impairment model, including (1) requiring disclosure of the allowance for credit losses, (2) allowing reversals of the previously recognized credit losses until the entity has the intent to sell, is more-likely-than-not required to sell the securities or the maturity of the securities, (3) limiting impairment to the difference between the amortized cost basis and fair value and (4) not allowing entities to consider the length of time that fair value has been less than amortized cost as a factor in evaluating whether a credit loss exists.

This update is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities are required to apply this update on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact to its Consolidated Financial Statements of adopting this update.

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

The update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is allowed. Entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The FASB has issued an exposure draft, which, if finalized, will allow entities to elect to apply the standard prospectively from the effective date of January 1, 2019.

The Company plans to adopt the new standard on January 1, 2019. The Company is in the process of implementing a lease accounting system as well as evaluating the elections the Company may make in implementing the standard. The Company will recognize right-of-use assets and operating lease liabilities in its Consolidated Balance Sheet upon adoption, which will increase its total assets and liabilities (see Note 14 for information related to the Company's operating leases).

Recognition and Measurement of Financial Instruments

In January 2016, the FASB issued a new accounting update which amends the guidance on the recognition and measurement of financial instruments. The update (1) requires an entity to measure equity investments (except those accounted for under the equity method or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income rather than AOCI, (2) allows an entity to elect to measure those equity investments that do not have a readily determinable fair value at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, (3) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, and (4) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s evaluation of their other deferred tax assets.

This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption, although allowed in certain circumstances, is not applicable to the Company. The Company will adopt this update in the first quarter of 2018. The Company will record an increase of approximately $241 million to retained earnings for the net unrealized gain, net of tax, related to its investment in Ctrip equity securities, with an offsetting adjustment to AOCI as of January 1, 2018. Subsequent changes in fair value of the Company's investment in Ctrip equity securities will be recognized in net income. In addition, the Company elected to continue to use the cost method of accounting for equity investments without a readily determinable fair value.

Revenue from Contracts with Customers

In May 2014, the FASB issued a new accounting standard on the recognition of revenue from contracts with customers that was designed to create greater comparability for financial statement users across industries and jurisdictions. The core principle of this new standard is that an "entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." This new standard also requires enhanced disclosures on the nature, amount, timing and uncertainty of revenue from contracts with customers. Since May 2014, the FASB has issued several amendments to this new standard, including additional guidance, and deferred the effective date for public business entities to annual and interim periods beginning after December 15, 2017.

The Company adopted this new standard on January 1, 2018 and will apply the modified retrospective transition approach to all contracts as of the date of adoption, which means that the financial statements and footnotes will be presented on a historical basis for 2016 and 2017, while 2018 will be reported under this new standard. In addition, 2018 financial information will be disclosed in a separate footnote to the financial statements on a basis consistent with the Company's current accounting. Under this new standard, the timing of revenue recognition for travel reservation services will change. For example, revenue for accommodation reservation services, which is primarily recognized at check-out under the current revenue accounting standard, will change to be recognized at check-in under this new standard. The Company currently expects that this timing change will not have a significant impact to its annual revenues and net income, although the effects on quarterly revenues and net income are expected to be more significant because a meaningful amount of travel typically starts in December each year and is completed in January of the following year. Under this new standard, this revenue will be recognized in the fourth quarter each year rather than the first quarter of the following year. In addition, revenue from Name Your Own Price® ("NYOP") transactions is currently presented in the Consolidated Statement of Operations on a gross basis with the amount remitted to the travel service provider reported as cost of revenue. Under this new standard, NYOP revenue will be presented on a net basis in merchant revenues because the Company does not control the underlying service provided by the travel service provider prior to its transfer to the consumer. Therefore, NYOP cost of revenue will be presented net within revenues for periods after adoption of this new standard and the Company will no longer present cost of revenues or gross profit in its Consolidated Statements of Operations.

Upon adoption of this new standard, billing and cash collections are expected to remain unchanged and, therefore, net cash provided by operating activities as presented in the Consolidated Statement of Cash Flows will not be impacted.

During the quarter ended December 31, 2017, the Company completed its testing of the modified and newly implemented internal controls over the new processes required in accordance with the changes under this new standard. The Company will record an increase to retained earnings of approximately $190 million as of January 1, 2018, due to the adoption of this new standard, with the impact principally related to online travel reservation services for accommodations that checked in during the fourth quarter of 2017 and checked out in the first quarter of 2018.

3.	STOCK-BASED COMPENSATION

The Company's 1999 Omnibus Plan, as amended and restated effective March 2, 2017, (the "1999 Plan") is the primary stock compensation plan from which broad-based employee equity awards may be made.  As of December 31, 2017, there were 2,129,531 shares of common stock available for future grant under the 1999 Plan. In addition, under plans assumed in connection with various acquisitions, there were 81,304 shares of common stock available for future grant as of December 31, 2017.

Stock-based compensation issued under the plans generally consists of restricted stock units, performance share units and, to a far lesser extent and typically only in the context of assuming grants in connection with acquisitions, stock options. Restricted stock units and performance share units generally vest over periods from 1 to 3 years. Stock options granted to employees generally have a term of 10 years. The Company issues new shares of common stock upon the vesting of restricted stock units and performance share units and the exercise of stock options. See Note 2 for the Company's accounting policy on stock-based compensation.

Stock-based compensation included in personnel expenses in the Consolidated Statements of Operations was approximately $260.9 million, $249.6 million and $247.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Stock-based compensation for the years ended December 31, 2017, 2016 and 2015 includes charges amounting to $10.6 million, $20.7 million and $22.6 million, respectively, representing the impact of adjusting the estimated probable outcome at the end of the performance period for outstanding unvested performance share units.  Included in stock-based compensation are approximately $2.5 million, $2.6 million, and $2.6 million for the years ended December 31, 2017, 2016, and 2015, respectively, for restricted stock units awarded to non-employee directors.  The related tax benefit for stock-based compensation is $46.0 million, $45.3 million and $52.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Restricted Stock Units and Performance Share Units

The following table summarizes the activity of restricted stock units and performance share units ("share-based awards") during the years ended December 31, 2015, 2016 and 2017:

Share-based Awards	Shares	Weighted-average Grant Date Fair Value

Unvested at December 31, 2014	570,315	$912.26

Granted	198,141	$1,226.41
Vested	(161,862)	$757.66
Performance Shares Adjustment	64,328	$1,238.30
Forfeited/Canceled	(33,665)	$1,151.70
Unvested at December 31, 2015	637,257	$1,070.10

Granted	202,740	$1,314.93
Vested	(298,753)	$858.23
Performance Shares Adjustment	52,224	$1,294.84
Forfeited/Canceled	(77,862)	$1,278.06
Unvested at December 31, 2016	515,606	$1,287.88

Granted	174,507	$1,740.78
Vested	(143,771)	$1,316.26
Performance Shares Adjustment	19,357	$1,501.48
Forfeited/Canceled	(41,003)	$1,416.09
Unvested at December 31, 2017	524,696	$1,431.88

Share-based awards granted by the Company during the years ended December 31, 2017, 2016 and 2015 had aggregate grant date fair values of approximately $303.8 million, $266.6 million and $243.0 million, respectively.  Share-based awards that vested during the years ended December 31, 2017, 2016, and 2015 had grant date fair values of $189.2 million, $256.4 million and $122.6 million, respectively.

As of December 31, 2017, there was $349.7 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 1.8 years.

During the year ended December 31, 2017, the Company made broad-based grants of 100,614 restricted stock units that generally have a three-year vesting period, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability. These share-based awards had a total grant date fair value of $175.6 million based on a weighted-average grant date fair value per share of $1,744.95.

In addition, during the year ended December 31, 2017, the Company granted 73,893 performance share units to executives and certain other employees.  The performance share units had a total grant date fair value of $128.2 million based upon a weighted-average grant date fair value per share of $1,735.10.  The performance share units are payable in shares of the Company's common stock upon vesting. Subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability, recipients of these performance share units generally must continue their service through the requisite service period in order to receive any shares.  Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period which generally ends December 31, 2019, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.  As of December 31, 2017, the estimated number of probable shares to be issued is a total of 82,656 shares, net of performance share units forfeited and vested since the grant date.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 139,190 total shares could be issued.  If the minimum performance thresholds are not met, 56,338 shares would be issued at the end of the performance period.

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

At December 31, 2017, there were 70,966 unvested 2016 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of December 31, 2017, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 114,085 shares. If the maximum performance thresholds are met at the end of the performance period, a maximum of 159,876 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 42,663 shares would be issued at the end of the performance period.

2015 Performance Share Units

During the year ended December 31, 2015, the Company granted 107,623 performance share units with a grant date fair value of $133.2 million, based on a weighted-average grant date fair value per share of $1,237.53. The actual number of shares to be issued will be determined based upon completion of the performance period which ended December 31, 2017.

At December 31, 2017, there were 70,910 unvested 2015 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of December 31, 2017, the total number of shares expected to be issued pursuant to these performance share units during 2018 is 123,930 shares.

Stock Options

All outstanding employee stock options were assumed in acquisitions. The following table summarizes the activity for stock options during the years ended December 31, 2015, 2016 and 2017:

Employee Stock Options	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-average Remaining Contractual Term (in years)
Balance, December 31, 2014	146,385	$380.05	$111,277	6.5
Assumed in acquisitions	1,422	$230.37
Exercised	(52,697)	$355.85
Forfeited	(6,006)	$511.87
Balance, December 31, 2015	89,104	$383.03	$79,474	5.4
Exercised	(38,150)	$404.40
Forfeited	(1,971)	$241.65
Balance, December 31, 2016	48,983	$372.07	$53,587	4.4
Exercised	(17,359)	$294.45
Forfeited	(949)	$837.09
Balance, December 31, 2017	30,675	$401.61	$40,986	3.9
Vested and exercisable as of December 31, 2017	30,504	$398.63	$40,848	3.9
Vested and exercisable as of December 31, 2017 and expected to vest thereafter	30,675	$401.61	$40,986	3.9

The aggregate intrinsic value of employee stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $26.0 million, $35.1 million and $46.3 million, respectively. During the years ended December 31, 2017, 2016 and 2015, stock options vested for 1,515, 12,180 and 38,689 shares, respectively, with an acquisition-date fair value of $0.9 million, $7.6 million and $24.4 million, respectively.

For the years ended December 31, 2017, 2016 and 2015, the Company recorded stock-based compensation expense related to employee stock options of $0.8 million, $6.8 million and $24.9 million, respectively. Employee stock options assumed during the year ended December 31, 2015 had a total acquisition-date fair value of $1.4 million based on a weighted-average acquisition date fair value of $1,015.81 per share. As of December 31, 2017, there was $0.1 million of total future compensation costs related to unvested employee stock options to be recognized over a weighted-average period of 0.3 years.

4.	INVESTMENTS

Short-term and Long-term Investments in Available-for-sale Securities

See Note 2 for the Company's accounting policy related to its investments in available-for-sale securities. The following table summarizes, by major security type, the Company's investments as of December 31, 2017 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
International government securities	$725,566	$246	$(436)	$725,376
U.S. government securities	996,112	5	(1,999)	994,118
Corporate debt securities	3,067,703	449	(4,837)	3,063,315
U.S. government agency securities	4,444	—	(30)	4,414
Commercial paper	72,650	—	—	72,650
Total short-term investments	$4,866,475	$700	$(7,302)	$4,859,873

Long-term investments:
International government securities	$607,000	$1,588	$(678)	$607,910
U.S. government securities	844,910	2	(10,636)	834,276
Corporate debt securities	6,689,747	8,399	(41,722)	6,656,424
U.S. government agency securities	500	—	(6)	494
Ctrip convertible debt securities	1,275,000	103,100	(9,600)	1,368,500
Ctrip equity securities	655,311	299,697	(1,012)	953,996
Total long-term investments	$10,072,468	$412,786	$(63,654)	$10,421,600

The Company's investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business.  As of December 31, 2017, the weighted-average life of the Company’s fixed income investment portfolio, excluding the Company's investment in Ctrip convertible debt securities, was approximately 1.4 years with an average credit quality of A+/A1/A+.

The Company invests in international government securities with high credit quality. As of December 31, 2017, investments in international government securities principally included debt securities issued by the governments of the Netherlands, Belgium, France, Germany and Austria.

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

The Company recognized net realized gains of $0.7 million, $1.1 million and $2.2 million related to investments for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, the Company does not consider any of its investments to be other-than-temporarily impaired.

Investments in Ctrip Available-for-sale Securities

On May 26, 2015 and August 7, 2014, the Company invested $250 million and $500 million, respectively, in five-year senior convertible notes issued at par by Ctrip. On December 11, 2015, the Company invested $500 million in a Ctrip ten-year senior convertible note issued at par value, which included a put option allowing the Company, at its option, to require a prepayment in cash from Ctrip at the end of the sixth year of the note. On September 12, 2016, the Company invested $25 million in a Ctrip six-year senior convertible note issued at par value, which included a put option allowing the Company, at its option, to require prepayment in cash from Ctrip at the end of the third year of the note. The Company determined that the economic characteristics and risks of the put option are clearly and closely related to the note, and therefore were not embedded derivatives.

The Company evaluated the conversion features for all Ctrip senior convertible notes and only the conversion feature associated with the September 2016 investment met the definition of an embedded derivative (see Note 5). The Company monitors the conversion features of these notes to determine whether they meet the definition of an embedded derivative during each reporting period. As of December 31, 2017, the Company had also invested $655.3 million in Ctrip American Depositary Shares ("ADSs"). The convertible debt and equity securities of Ctrip have been marked-to-market in accordance with the accounting guidance for available-for-sale securities.

In connection with the Company's investments in Ctrip's convertible notes, Ctrip granted the Company the right to appoint an observer to its board of directors and permission to acquire its shares (through the acquisition of Ctrip ADSs in the open market) so that combined with ADSs issuable upon conversion of the August 2014, May 2015 and September 2016 convertible notes, the Company could hold up to an aggregate of approximately 15% of Ctrip's outstanding equity plus any ADSs issuable upon the conversion of the December 2015 convertible notes. As of December 31, 2017, the Company did not have significant influence over Ctrip.

Cost-method Investments

The Company held investments in equity securities of private companies, which are typically at an early stage of development, of approximately $450.9 million and $7.6 million as of December 31, 2017 and December 31, 2016, respectively.

In October 2017, the Company invested $450.0 million in preferred shares of Meituan-Dianping, a Chinese group-buying website. These investments are accounted for under the cost method and included in "Other assets" in the Company's Consolidated Balance Sheets. The Company evaluates its investments quarterly to determine if any indicators of other-than-temporary impairment exist.

For the years ended December 31, 2017 and 2016, the Company recognized an impairment of $7.6 million and $63.2 million, respectively, to write off its investments in certain private companies.

5.	FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of December 31, 2017 are classified in the categories described in the tables below (in thousands):

	Level 1	Level 2	Total
ASSETS:
Cash and restricted cash equivalents:
Money market funds	$1,895,272	$—	$1,895,272
U.S. government securities	—	22,265	22,265
Corporate debt securities	—	6,674	6,674
Commercial paper	—	96,321	96,321
Time deposits	17,896	—	17,896
Short-term investments:
International government securities	—	725,376	725,376
U.S. government securities	—	994,118	994,118
Corporate debt securities	—	3,063,315	3,063,315
U.S. government agency securities	—	4,414	4,414
Commercial paper	—	72,650	72,650
Long-term investments:
International government securities	—	607,910	607,910
U.S. government securities	—	834,276	834,276
Corporate debt securities	—	6,656,424	6,656,424
U.S. government agency securities	—	494	494
Ctrip convertible debt securities	—	1,368,500	1,368,500
Ctrip equity securities	953,996	—	953,996
Derivatives:
Currency exchange derivatives	—	1,767	1,767
Total assets at fair value	$2,867,164	$14,454,504	$17,321,668

	Level 1	Level 2	Total
LIABILITIES:
Currency exchange derivatives	$—	$127	$127

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

As of December 31, 2017 and 2016, the Company's cash consisted of bank deposits.  Other financial assets and liabilities, including restricted cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings are carried at cost which approximates their fair value because of the short-term nature of these items.  As of December 31, 2017 and 2016, the Company held investments in equity securities of private companies of approximately $450.9 million and $7.6 million, respectively, and these investments are accounted for under the cost method of accounting (see Note 4). See Note 4 for information on the carrying value of available-for-sale investments, Note 10 for the estimated fair value of the Company's outstanding Senior Notes and Note 18 for the Company's contingent liabilities associated with business acquisitions.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations.  The Company limits these risks by following established risk management policies and procedures, including the use of derivatives.  See Note 2 for the Company's accounting policy on derivative financial instruments.

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  The Company enters into average-rate derivative contracts to hedge translation risks from short-term foreign exchange rate fluctuations for the Euro, British Pound Sterling and certain other currencies versus the U.S. Dollar. As of December 31, 2017 and 2016, there were no outstanding derivative contracts related to foreign currency translation risks. Derivatives associated with these translation risks resulted in foreign currency losses of $2.8 million for the year ended December 31, 2017, foreign currency gains of $3.4 million for the year ended December 31, 2016 and foreign currency losses of $6.6 million for the year ended December 31, 2015, which were recorded in "Foreign currency transactions and other" in the Consolidated Statements of Operations.

The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in currency exchange rates on its transactional balances denominated in currencies other than the functional currency. Foreign currency derivatives outstanding as of December 31, 2017 associated with foreign currency transaction risks resulted in a net asset of $1.6 million, with an asset in the amount of $1.7 million recorded in "Prepaid expenses and other current assets" and a liability in the amount of $0.1 million recorded in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet.  Foreign currency derivatives outstanding as of December 31, 2016 associated with foreign currency transaction risks resulted in a net liability of $0.3 million, with a liability in the amount of $1.0 million recorded in "Accrued expenses and other current liabilities" and an asset in the amount of $0.7 million recorded in "Prepaid expenses and other current assets" in the Consolidated Balance Sheet. Derivatives associated with these transaction risks resulted in foreign currency gains of $45.4 million and foreign currency losses of $15.8 million and $15.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. These mark-to-market adjustments on the derivative contracts, offset by the effect of changes in currency exchange rates on transactions denominated in currencies other than the functional currency, resulted in net losses of $27.2 million, $13.9 million and $13.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. These net impacts are reported in "Foreign currency transactions and other" in the Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments resulted in net cash inflows of $41.2 million and $4.5 million for the years ended December 31, 2017 and 2016, respectively, compared to a net cash outflow of $33.9 million for the year ended December 31, 2015, and are reported within "Net cash provided by operating activities" in the Consolidated Statements of Cash Flows.

Derivatives Designated as Hedging Instruments — The Company had no foreign currency forward contracts designated as hedges of its net investment in a foreign subsidiary during the years ended December 31, 2017 and 2016. A net cash inflow of $5.2 million for the year ended December 31, 2015 was reported within "Net cash used in investing activities" in the Consolidated Statement of Cash Flows.

Embedded Derivative — In September 2016, the Company invested $25 million in a Ctrip convertible note (see Note 4). The Company determined that the conversion option for this note met the definition of an embedded derivative. At December 31, 2017 and 2016, the embedded derivative had an estimated fair value of $1.8 million and is reported in the Consolidated Balance Sheets with its host contract in "Long-term investments." The embedded derivative is bifurcated for measurement purposes only and the mark-to-market for the year ended December 31, 2016 was a loss of $1.1 million, which is included in "Foreign currency transactions and other" in the Company's Consolidated Statement of Operations.

6.	ACCOUNTS RECEIVABLE RESERVES

The Company records a provision for uncollectible commissions and chargebacks related to disputed credit card payments. Changes in accounts receivable reserves consisted of the following (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$25,565	$15,014	$14,212
Provision charged to expense	62,316	46,241	24,324
Charge-offs and adjustments	(51,652)	(35,233)	(22,682)
Currency translation adjustments	3,053	(457)	(840)
Balance, end of year	$39,282	$25,565	$15,014

7.	NET INCOME PER SHARE

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Weighted-average number of basic common shares outstanding	48,994	49,491	50,940
Weighted-average dilutive stock options, restricted stock units and performance share units	295	238	395
Assumed conversion of Convertible Senior Notes	665	334	258
Weighted-average number of diluted common and common equivalent shares outstanding	49,954	50,063	51,593
Anti-dilutive potential common shares	1,864	2,443	2,563

Anti-dilutive potential common shares for the years ended December 31, 2017, 2016 and 2015 include approximately 1.4 million shares, 2.0 million shares and 2.1 million shares, respectively, that could be issued under the Company's outstanding convertible notes.  Under the treasury stock method, the convertible notes will generally have an anti-dilutive impact on net income per share if the conversion prices for the convertible notes exceed the Company's average stock price.

8.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2017 and 2016 consisted of the following (in thousands):

	2017	2016	Estimated Useful Lives (years)
Computer equipment and software	$769,622	$522,675	1 to 5 years
Leasehold improvements	198,766	143,191	1 to 15 years
Office equipment, furniture and fixtures	46,722	34,176	3 to 10 years
Building construction-in-progress	8,388	5,945
Total	1,023,498	705,987
Less: accumulated depreciation	(543,417)	(358,970)
Property and equipment, net	$480,081	$347,017

Depreciation expense was approximately $187.2 million, $140.1 million and $101.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

9.	INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted Average Useful Life

Supply and distribution agreements	$1,056,660	$(355,000)	$701,660	$809,287	$(270,813)	$538,474	3 - 20 years	16 years

Technology	137,288	(104,478)	32,810	112,141	(80,549)	31,592	1 - 5 years	5 years

Patents	1,623	(1,623)	—	1,623	(1,598)	25	15 years	15 years

Internet domain names	42,265	(28,802)	13,463	39,495	(25,089)	14,406	5 - 20 years	8 years

Trade names	1,779,076	(350,447)	1,428,629	1,667,221	(261,412)	1,405,809	4-20 years	19 years

Non-compete agreements	21,900	(21,639)	261	21,900	(18,321)	3,579	3-4 years	3 years
Total intangible assets	$3,038,812	$(861,989)	$2,176,823	$2,651,667	$(657,782)	$1,993,885

Intangible assets are amortized on a straight-line basis.  Amortization expense was approximately $175.5 million, $169.1 million and $171.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The annual estimated amortization expense for intangible assets for the next five years and thereafter is expected to be as follows (in thousands):

2018	$172,393
2019	160,864
2020	152,868
2021	146,695
2022	143,862
Thereafter	1,400,141
$2,176,823

A roll-forward of goodwill for the years ended December 31, 2017 and 2016 consisted of the following (in thousands):

	2017	2016
Balance, beginning of year	$2,396,906	$3,375,000
Acquisitions	294,200	—
Impairment	—	(940,700)
Currency translation adjustments	46,565	(37,394)
Balance, end of year	$2,737,671	$2,396,906

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

Despite this increase in fair value, OpenTable's fair value was approximately 6% lower than its carrying value at September 30, 2017, thus failing Step 1 of the goodwill impairment test. Therefore, the Company received assistance from a third-party valuation firm to develop a hypothetical purchase price allocation (Step 2). The results of Step 2 indicated there was no goodwill impairment at September 30, 2017 because the implied fair value of OpenTable's goodwill exceeded its carrying value by approximately 24%. In addition, the Company tested the recoverability of OpenTable’s other long-lived assets and concluded there was no impairment as of September 30, 2017. Since the annual impairment test, there have been no events or changes in circumstances to indicate a potential impairment.

For the year ended December 31, 2016, the Company recognized a non-cash impairment charge for goodwill related to OpenTable of $940.7 million, which was not tax deductible.

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

The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility would be used for working capital and general corporate purposes, which could include acquisitions, share repurchases or debt repayments. The Company paid $4.0 million in debt issuance costs related to the revolving credit facility during the year ended December 31, 2015. At December 31, 2017 and 2016, there were no borrowings outstanding and approximately $3.8 million of letters of credit issued under this facility.

Upon entering into this new revolving credit facility, the Company terminated its $1.0 billion five-year revolving credit facility entered into in October 2011 and recognized interest expense of $1.0 million related to the write-off of the remaining unamortized debt issuance costs in 2015.

Outstanding Debt

Outstanding debt as of December 31, 2017 consisted of the following (in thousands):

December 31, 2017	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Short-term debt:
1.0% Convertible Senior Notes due March 2018	$714,304	$(3,394)	$710,910
Long-term debt:
0.35% Convertible Senior Notes due June 2020	$1,000,000	$(64,825)	$935,175
0.9% Convertible Senior Notes due September 2021	1,000,000	(83,272)	916,728
0.8% (€1 Billion) Senior Notes due March 2022	1,200,800	(6,238)	1,194,562
2.15% (€750 Million) Senior Notes due November 2022	900,600	(4,683)	895,917
2.75% Senior Notes due March 2023	500,000	(3,203)	496,797
2.375% (€1 Billion) Senior Notes due September 2024	1,200,800	(12,240)	1,188,560
3.65% Senior Notes due March 2025	500,000	(3,290)	496,710
3.6% Senior Notes due June 2026	1,000,000	(6,840)	993,160
1.8% (€1 Billion) Senior Notes due March 2027	1,200,800	(5,136)	1,195,664
3.55% Senior Notes due March 2028	500,000	(3,485)	496,515
Total long-term debt	$9,003,000	$(193,212)	$8,809,788

Outstanding debt as of December 31, 2016 consisted of the following (in thousands):

December 31, 2016	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Short-term debt:
1.0% Convertible Senior Notes due March 2018	$1,000,000	$(32,266)	$967,734
Long-term debt:
0.35% Convertible Senior Notes due June 2020	$1,000,000	$(90,251)	$909,749
0.9% Convertible Senior Notes due September 2021	1,000,000	(104,592)	895,408
2.15% (€750 Million) Senior Notes due November 2022	791,063	(5,336)	785,727
2.375% (€1 Billion) Senior Notes due September 2024	1,054,750	(12,861)	1,041,889
3.65% Senior Notes due March 2025	500,000	(3,727)	496,273
3.6% Senior Notes due June 2026	1,000,000	(7,619)	992,381
1.8% (€1 Billion) Senior Notes due March 2027	1,054,750	(5,655)	1,049,095
Total long-term debt	$6,400,563	$(230,041)	$6,170,522

Based upon the closing price of the Company's common stock for the prescribed measurement periods during the three months ended December 31, 2016, the contingent conversion threshold on the 2018 Notes (as defined below) was exceeded. The 2018 Notes became convertible on December 15, 2017, at the option of the holders, and will remain convertible until the scheduled trading day immediately preceding the maturity date of March 15, 2018, regardless of the Company's stock price. Therefore, the 2018 Notes were convertible at the option of the holders as of December 31, 2017 and 2016 and, accordingly, the Company reported the carrying value of the 2018 Notes as a current liability in the Company's Consolidated Balance Sheets as of December 31, 2017 and 2016. Since these notes are convertible at the option of the holders and the principal amount is required to be paid in cash, the Company reclassified the unamortized debt discount for the 2018 Notes in the amount of $3.0 million and $28.5 million before tax as of December 31, 2017 and 2016, respectively, from additional paid-in-capital to convertible debt in the mezzanine section in the Company's Consolidated Balance Sheets.

The contingent conversion thresholds on the 2020 Notes (as defined below) and the 2021 Notes (as defined below) were not exceeded at December 31, 2017 and 2016, and therefore these notes were reported as a non-current liability in the Consolidated Balance Sheets.

Fair Value of Debt

As of December 31, 2017 and 2016, the estimated fair value of the outstanding Senior Notes was approximately $11.1 billion and $8.4 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 5). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period.  A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the Convertible Senior Notes.

Convertible Debt

If the note holders exercise their option to convert, the Company delivers cash to repay the principal amount of the notes and delivers shares of common stock or cash, at its option, to satisfy the conversion value in excess of the principal amount.  In cases where holders decide to convert prior to the maturity date, the Company charges the proportionate amount of remaining debt issuance costs to interest expense. For the year ended December 31, 2017, the Company paid $285.7 million to satisfy the aggregate principal amount due and issued 149,780 shares of its common stock in satisfaction of the conversion value in excess of the principal amount for debt converted prior to maturity.

In addition, if the Company's convertible debt is redeemed or converted prior to maturity, a gain or loss on extinguishment is recognized. The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value. To estimate the fair value of the debt at the conversion date, the Company estimated its straight debt borrowing rate, considering its credit rating and straight debt of comparable corporate issuers. For the year ended December 31, 2017, the Company recognized a non-cash loss of $2.4 million ($1.5 million after tax) in "Foreign currency transactions and other" in the Consolidated Statement of Operations in connection with the early conversion of the 2018 Notes.

Description of Senior Convertible Notes

In August 2014, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due September 15, 2021, with an interest rate of 0.9% (the "2021 Notes"). The Company paid $11.0 million in debt issuance costs during the year ended December 31, 2014, related to this offering. The 2021 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of approximately $2,055.50 per share. The 2021 Notes are convertible, at the option of the holder, prior to September 15, 2021, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2021 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2021 Notes in an aggregate value ranging from $0 to approximately $375 million depending upon the date of the transaction and the then current stock price of the Company. As of June 15, 2021, holders will have the right to convert all or any portion of the 2021 Notes, regardless of the Company's stock price. The 2021 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2021 Notes for cash in certain circumstances.  Interest on the 2021 Notes is payable on March 15 and September 15 of each year.

In May 2013, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due June 15, 2020, with an interest rate of 0.35% (the "2020 Notes"). The 2020 Notes were issued with an initial discount of $20.0 million. The Company paid $1.0 million in debt issuance costs during the year ended December 31, 2013, related to this offering. The 2020 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of approximately $1,315.10 per share. The 2020 Notes are convertible, at the option of the holder, prior to June 15, 2020, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2020 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2020 Notes in an aggregate value ranging from $0 to approximately $397 million depending upon the date of the transaction and the then current stock price of the Company. As of March 15, 2020, holders will have the right to convert all or any portion of the 2020 Notes, regardless of the Company's stock price. The 2020 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2020 Notes for cash in certain circumstances.  Interest on the 2020 Notes is payable on June 15 and December 15 of each year.

In March 2012, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due March 15, 2018, with an interest rate of 1.0% (the "2018 Notes"). The Company paid $20.9 million in debt issuance costs during the year ended December 31, 2012, related to this offering. The 2018 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of approximately $944.61 per share. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2018 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2018 Notes in aggregate value ranging from $0 to approximately $344 million depending upon the date of the transaction and the then current stock price of the Company. The 2018 Notes are currently convertible and will remain convertible until the trading day prior to the maturity date of March 15, 2018. The 2018 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2018 Notes for cash in certain circumstances.  Interest on the 2018 Notes is payable on March 15 and September 15 of each year.

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

For the years ended December 31, 2017, 2016 and 2015, the Company recognized interest expense of $93.7 million, $94.5 million and $92.7 million, respectively, related to convertible notes, comprised of $21.3 million, $22.5 million and $22.6 million, respectively, for the contractual coupon interest, $67.7 million, $67.5 million and $65.6 million, respectively, related to the amortization of debt discount and $4.7 million, $4.5 million and $4.5 million, respectively, related to the amortization of debt issuance costs.  For the years ended December 31, 2017, 2016 and 2015, included in the amortization of debt discount mentioned above was $2.9 million, $2.8 million and $2.7 million, respectively, of original issuance discount amortization related to the 2020 Notes. In addition, for the year ended December 31, 2017, the Company recognized interest expense of $0.4 million to write off the unamortized debt issuance cost for debt converted prior to maturity. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt.  The weighted-average effective interest rates for the years ended December 31, 2017, 2016, and 2015 are 3.4%.

Other Long-term Debt

In August 2017, the Company issued Senior Notes due March 15, 2023, with an interest rate of 2.75% (the "2023 Notes") for an aggregate principal amount of $500 million. The 2023 Notes were issued with an initial discount of $0.7 million. In addition, the Company paid $2.7 million in debt issuance costs during the year ended December 31, 2017. Interest on the 2023 Notes is payable semi-annually on March 15 and September 15, beginning March 15, 2018.

In August 2017, the Company issued Senior Notes due March 15, 2028, with an interest rate of 3.55% (the "2028 Notes") for an aggregate principal amount of $500 million. The 2028 Notes were issued with an initial discount of $0.4 million. In addition, the Company paid $3.2 million in debt issuance costs during the year ended December 31, 2017. Interest on the 2028 Notes is payable semi-annually on March 15 and September 15, beginning March 15, 2018.

In March 2017, the Company issued Senior Notes due March 10, 2022, with an interest rate of 0.8% (the "March 2022 Notes") for an aggregate principal amount of 1.0 billion Euros. The March 2022 Notes were issued with an initial discount of 2.1 million Euros. In addition, the Company paid $5.0 million in debt issuance costs during the year ended December 31, 2017. Interest on the March 2022 Notes is payable annually on March 10, beginning March 10, 2018. Subject to certain limited exceptions, all payments of interest and principal for the March 2022 Notes will be made in Euros.

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

The aggregate principal value of the March 2022 Notes, November 2022 Notes, 2024 Notes and 2027 Notes and accrued interest thereon are designated as a hedge of the Company's net investment in certain Euro functional currency subsidiaries. The foreign currency transaction gains or losses on these liabilities are measured based upon changes in spot rates and are recorded in "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets. The Euro-

denominated net assets of these subsidiaries are translated into U.S. Dollars at each balance sheet date, with effects of foreign currency changes also reported in "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets. Since the notional amount of the recorded Euro-denominated debt and related interest are not greater than the notional amount of the Company's net investment, the Company does not expect to incur any ineffectiveness on this hedge.

Debt discount is amortized using the effective interest rate method over the period from the origination date through the stated maturity date.  The Company estimated the effective interest rates at debt origination to be 2.78% for the 2023 Notes, 3.56% for the 2028 Notes, 0.84% for the March 2022 Notes, 3.62% for the 2026 Notes, 2.20% for the November 2022 Notes, 3.68% for the 2025 Notes, 1.80% for the 2027 Notes and 2.48% for the 2024 Notes.

For the years ended December 31, 2017, 2016 and 2015, the Company recognized interest expense of $144.8 million, $108.0 million and $61.5 million, respectively, related to other long-term debt which was comprised of $138.9 million, $104.1 million and $59.0 million, respectively, for the contractual coupon interest, $2.1 million, $1.5 million and $1.1 million, respectively, related to the amortization of debt discount and $3.8 million, $2.4 million and $1.4 million, respectively, related to the amortization of debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt.

In March 2016, the Company received a ten-year loan from the State of Connecticut in the amount of $2.5 million with an interest rate of 1% in connection with the construction of office space in Connecticut.  In 2017, $1.0 million of the loan was forgiven as a result of meeting certain employment and salary conditions. The remaining balance of the loan will be forgiven in 2019 if certain employment and salary conditions are met. As of December 31, 2017 and 2016, the loan in the amount of $1.5 million and $2.5 million, respectively, is reported in "Other long-term liabilities" in the Consolidated Balance Sheets.

On July 24, 2017, the Company assumed third-party senior debt of $15.1 million associated with the acquisition of the Momondo Group. The debt was repaid by the Company in July 2017.

11.	TREASURY STOCK

In the first quarter of 2016, the Company's Board of Directors authorized a program to repurchase up to $3.0 billion of the Company's common stock. In the first quarter of 2017, the Company's Board of Directors authorized an additional program to repurchase up to $2.0 billion of the Company's common stock. As of December 31, 2017, the Company had a remaining authorization of $2.4 billion to purchase its common stock. In the first quarter of 2018, the Company's Board of Directors authorized an additional program to repurchase up to $8.0 billion of the Company's common stock. The Company may make repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any purchase of common stock and the amount of common stock purchased will be determined at the Company's discretion. Additionally, the Board of Directors has given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

In the year ended December 31, 2017, the Company repurchased a total of 1,025,890 shares of its common stock in the open market for an aggregate cost of $1.8 billion, which included 968,521 shares for $1.7 billion acquired through its general repurchase programs and 57,369 shares for $100.1 million withheld to satisfy employee withholding tax obligations related to stock-based compensation. Stock repurchases in December 2017 of 18,217 shares for an aggregate cost of $32.0 million were settled in January 2018. During the period from January 1, 2018 through February 20, 2018, the Company repurchased 185,620 additional shares for an aggregate cost of $345.5 million.

In the year ended December 31, 2016, the Company repurchased a total of 762,984 shares of its common stock in the open market for an aggregate cost of $1.0 billion, which included 635,877 shares for $861.5 million acquired through its general repurchase programs and 127,107 shares for $167.0 million withheld to satisfy employee withholding tax obligations related to stock-based compensation. Stock repurchases in December 2016 of 10,215 shares for an aggregate cost of $15.0 million were settled in January 2017.

In the year ended December 31, 2015, the Company repurchased a total of 2,539,921 shares of its common stock in the open market for an aggregate cost of $3.1 billion, which included 2,474,072 shares for $3.0 billion acquired through its general repurchase programs and 65,849 shares for $81.9 million withheld to satisfy employee withholding tax obligations related to stock-based compensation.

For the years ended December 31, 2017, 2016 and 2015, the Company remitted $101.4 million, $165.1 million and $81.6 million of employee withholding taxes, respectively, to the tax authorities, which is different from the aggregate cost of the shares withheld for taxes each year due to the timing in remitting the taxes. The new accounting standard for stock-based compensation (see Note 2) requires the Company to only report the cash remitted to the tax authorities in financing activities in the statements of cash flows for all periods presented.

As of December 31, 2017, there were 14,216,819 shares of the Company's common stock held in treasury.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The table below provides the balances for each classification of accumulated other comprehensive income (loss) as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Foreign currency translation adjustments, net of tax (1)	$(15,700)	$(311,247)
Net unrealized gain on marketable securities, net of tax (2)	252,682	176,563
Accumulated other comprehensive income (loss)	$236,982	$(134,684)

(1)       Foreign currency translation adjustments, net of tax, at December 31, 2017 and 2016, include net losses from fair value adjustments of $35.0 million after tax ($52.6 million before tax) associated with previously settled derivatives that were designated as net investment hedges (see Note 5).

Foreign currency translation adjustments, net of tax, include foreign currency transaction losses of $190.4 million after tax ($237.2 million before tax) and foreign currency transaction gains of $182.6 million after tax ($310.4 million before tax) at December 31, 2017 and 2016, respectively, associated with the Company's Euro-denominated debt. The Company's Euro-denominated debt is designated as a hedge against the impact of currency fluctuations on its Euro-denominated net assets (see Note 10).

The remaining balance in foreign currency translation adjustments relates to cumulative impacts of currency fluctuations on the Company's international non-U.S. Dollar denominated net assets. Prior to the Tax Act, the balance excluded a provision for U.S. federal and state income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States. In accordance with the Tax Act, generally future repatriation of the Company's international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes.

(2)         Net unrealized gains before tax at December 31, 2017 and 2016 were $343.2 million and $185.9 million, respectively, of which unrealized gains of $234.6 million and $148.5 million, respectively, were exempt from tax in the Netherlands, and unrealized gains of $108.6 million and $37.4 million, respectively, were taxable at a 25% tax rate in the Netherlands, resulting in tax charges amounting to $27.1 million and $9.3 million at December 31, 2017 and 2016, respectively.

In 2017, the Company recorded a U.S. deferred tax liability of $63.4 million related to net cumulative unrealized gains associated with certain international investments, which will be subject to U.S. federal and state taxes if the gains are realized.

13.	INCOME TAXES

International pre-tax income was $4.5 billion, $3.7 billion and $3.1 billion for the years ended December 31, 2017, 2016 and 2015, respectively. U.S. pre-tax loss was $121.6 million and $983.1 million for the years ended December 31, 2017 and 2016, respectively, and U.S. pre-tax income was $35.4 million for the year ended December 31, 2015.

Provision for Income Taxes

The income tax expense (benefit) for the year ended December 31, 2017 is as follows (in thousands):

	Current	Deferred	Total
International	$755,836	$(10,361)	$745,475
U.S. Federal	1,327,663	(57,350)	1,270,313
U.S. State	6,523	35,246	41,769
Total	$2,090,022	$(32,465)	$2,057,557

The income tax expense (benefit) for the year ended December 31, 2016 is as follows (in thousands):

	Current	Deferred	Total
International	$627,718	$(14,359)	$613,359
U.S. Federal	63,613	(32,405)	31,208
U.S. State	(1,175)	(65,141)	(66,316)
Total	$690,156	$(111,905)	$578,251

The income tax expense (benefit) for the year ended December 31, 2015 is as follows (in thousands):

	Current	Deferred	Total
International	$526,052	$(17,789)	$508,263
U.S. Federal	88,237	(68,696)	19,541
U.S. State	24,006	25,150	49,156
Total	$638,295	$(61,335)	$576,960

The U.S. pre-tax loss is lower for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the impairment charge for goodwill related to OpenTable of $940.7 million (see Note 9) recognized in 2016. Income tax expense on the Company's U.S. pre-tax loss for the year ended December 31, 2017 includes the impact of the Tax Act as disclosed below.

The U.S. pre-tax loss for the year ended December 31, 2016 compared to the pre-tax income for the year December 31, 2015 is primarily due to the impairment charge for goodwill referenced above and higher interest expense in 2016.  Income tax expense on the Company’s U.S. pre-tax loss for the year ended December 31, 2016 includes the impact of the non-deductible impairment charge of OpenTable goodwill, U.S. income tax on the Company’s international interest income, which increased during the year, and the tax benefits arising from U.S. state tax law changes resulting in a net decrease to deferred tax liabilities, mostly associated with acquired intangible assets.

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act makes significant changes to U.S. federal income tax law, including a reduction in the U.S. federal statutory tax rate from 35% to 21%, effective January 1, 2018. The Tax Act imposes a one-time deemed repatriation tax on accumulated unremitted international earnings, to be paid over eight years. The Company recorded provisional income tax expense of approximately $1.6 billion, which includes U.S. state income taxes and international withholding taxes, related to the mandatory deemed repatriation of estimated accumulated unremitted international earnings of approximately $16.5 billion. The Company also recorded a provisional net income tax benefit of approximately $217 million related to the remeasurement of the Company’s U.S. deferred tax assets and liabilities due to the reduction of the U.S. federal statutory tax rate from 35% to 21%. The Company currently expects to use approximately $204 million of deferred tax assets related to federal net operating loss carryforwards ("NOLs") and approximately $46 million of other tax credit carryforwards, and accordingly, has reduced the transition tax liability to approximately $1.3 billion, which is presented as "Long-term U.S. transition tax liability" in the Consolidated Balance Sheet as of December 31, 2017. The Company continues to evaluate whether and to what extent it will utilize its NOLs and other tax credits to reduce the transition tax liability. Under the Tax Act, the Company's international cash and investments as of

December 31, 2017, amounting to $16.2 billion, as well as future cash generated by our international operations, generally can be repatriated without further U.S. federal income tax, but will be subject to U.S. state income taxes and international withholding taxes.

The Tax Act also introduced in 2018 a tax on 50% of global intangible low-taxed income (“GILTI”), which is income determined to be in excess of a specified routine rate of return, and also introduced a base erosion and anti-abuse tax (“BEAT”) aimed at preventing the erosion of the U.S. tax base. The Company continues to review the GILTI and BEAT provisions of the Tax Act for applicability to the Company and expects further guidance from U.S. Treasury Department, Internal Revenue Service, state tax authorities and/or other authorities on the application of these provisions. The Company has not yet adopted an accounting policy as to whether the Company will treat taxes on GILTI as period costs or whether the Company will recognize deferred tax assets and liabilities when basis differences exist that are expected to affect the amount of GILTI inclusion upon reversal.

The provisions of the Tax Act are broad and complex, and there are significant uncertainties about how it will be interpreted at both the U.S. federal and state levels, and limited guidance is available from tax authorities at this time. Further interpretation and implementation of the Tax Act may materially impact the Company's provisional income tax expense and future income tax expense and obligations.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued by the Securities and Exchange Commission to address the application of U.S. GAAP in situations when the registrant does not have all the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, to the extent a registrant can reasonably estimate the effects of the Tax Act, a provisional tax amount can be recorded, but must be finalized prior to December 22, 2018. Further analysis is necessary to finalize the Company's accumulated unremitted international earnings subject to the U.S. federal deemed repatriation tax. In addition, since the Company is still evaluating whether and to what extent it will utilize its NOLs against the transition tax liability, the Company’s U.S. deferred tax assets or liabilities may be impacted. Therefore, the Company considers its accounting related to the Tax Act for U.S. federal and state income taxes as well as international withholding taxes as discussed above to be provisional. As the Company refines its estimates and continues to evaluate the Tax Act, the Company will adjust its provision for income taxes in the period when a change in estimate occurs.

Deferred Income Taxes

The Company currently expects that the majority of its available U.S. NOLs as of December 31, 2016 will be utilized in 2017 to reduce its tax liability for the deemed repatriation tax. After utilization of available NOLs, as of December 31, 2017, the Company had U.S. federal NOLs of $180 million, which are subject to an annual limitation and mainly expire from December 31, 2019 to December 31, 2021, and U.S. state NOLs of $510 million, which mainly expire between December 31, 2020 and December 31, 2034. In addition, at December 31, 2017, the Company has approximately $180 million of non-U.S. NOLs, of which $86 million expires between December 31, 2019 and December 31, 2024, and approximately $18 million of U.S. research tax credit carryforwards available to reduce future tax liabilities, the majority of which do not have an expiration date.

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

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Deferred tax assets/(liabilities):
Net operating loss carryforward — U.S.	$70,750	$15,977
Net operating loss carryforward — International	27,831	18,371
Accrued expenses	57,524	72,631
Stock-based compensation and other stock based payments	48,104	60,937
Euro denominated debt	57,740	—
Fixed assets	8,600	—
Subtotal - deferred tax assets	270,549	167,916

Discount on convertible notes	(32,810)	(77,845)
Intangible assets and other	(517,353)	(740,329)
Euro denominated debt	—	(117,737)
Fixed assets	—	(2,245)
State income tax on accumulated unremitted international earnings	(36,616)	—
Unrealized gain on investments	(70,408)	—
Other	(9,480)	(3,958)
Subtotal - deferred tax liabilities	(666,667)	(942,114)
Valuation allowance on deferred tax assets	(43,694)	(24,475)
Net deferred tax liabilities (1)	$(439,812)	$(798,673)

(1)  Includes deferred tax assets of $41.3 million and $23.7 million as of December 31, 2017 and 2016, respectively, reported in "Other assets" in the Consolidated Balance Sheets.

The valuation allowance on deferred tax assets of $43.7 million at December 31, 2017 includes $26.8 million related to international operations and $16.9 million related to U.S. research credits, capital loss carryforwards and Connecticut NOLs.  The valuation allowance increased by $19.2 million during the year ended December 31, 2017, principally due to certain non-U.S. NOLs acquired in the Momondo Group transaction.

Pursuant to the adoption of an accounting update on January 1, 2017, the Company recorded a deferred tax asset of $301.4 million related to previously unrecognized U.S. equity tax deductions, with an offsetting cumulative-effect adjustment to retained earnings (see Note 2), the majority of which was utilized during the year ended December 31, 2017.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Effective Income Tax Rate

A significant portion of the Company's taxable earnings are generated in the Netherlands. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 5% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%.  A portion of Booking.com's earnings during the years ended December 31, 2017, 2016 and 2015 qualifies for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those years. During December 2017, legislation was enacted in the Netherlands that increased the Innovation Box Tax rate to 7%, effective for tax years beginning on or after January 1, 2018.

The effective income tax rate of the Company is different from the amount computed using the expected U.S. statutory federal rate of 35% as a result of the following items (in thousands):

	2017	2016	2015
Income tax expense at federal statutory rate	$1,539,413	$949,633	$1,094,912
Adjustment due to:
Foreign rate differential	(458,252)	(377,542)	(316,078)
Innovation Box Tax benefit	(397,074)	(324,633)	(260,193)
Impairment of goodwill and cost-method investment	—	343,484	—
Tax Act - Remeasurement of deferred tax balances	(216,572)	—	—
Tax Act - U.S. transition tax and other transition impacts	1,562,532	—	—
Other	27,510	(12,691)	58,319
Income tax expense	$2,057,557	$578,251	$576,960

Uncertain Tax Positions

See Note 2 for the Company's accounting policy on uncertain tax positions. The following is a reconciliation of the total beginning and ending amount of unrecognized tax benefits (in thousands):

	2017	2016	2015
Unrecognized tax benefit — January 1	$32,715	$42,594	$52,356
Gross increases — tax positions in current period	5,119	2,468	3,411
Gross increases — tax positions in prior periods	5,822	859	4,305
Gross decreases — tax positions in prior periods	(9,202)	(217)	(10,365)
Reduction due to lapse in statute of limitations	(1,009)	(9,077)	(7,113)
Reduction due to settlements during the current period	(1,050)	(3,912)	—
Unrecognized tax benefit — December 31	$32,395	$32,715	$42,594

The unrecognized tax benefits are included in "Other long-term liabilities" and "Deferred income taxes" in the Consolidated Balance Sheets for the years ended December 31, 2017 and 2016. The Company does not expect further significant changes in the amount of unrecognized tax benefits during the next twelve months.

The Company's Netherlands, U.S. federal, Connecticut, California, New York, Massachusetts, Singapore and U.K. income tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities as prescribed by applicable statute. The statute of limitations remains open for: the Company's Netherlands returns from 2014 and forward; the Company's Singapore returns from 2013 and forward; the Company's U.S. federal and Connecticut returns from 2012 and forward; the Company's California returns from 2008 and forward; the Company's New York returns from 2012 and forward; the Company's Massachusetts returns from 2012 and forward and the Company's U.K. returns for the tax years 2015 and 2016. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute in the major taxing jurisdictions in which the Company is a taxpayer. The Company’s 2015 U.S. federal income tax return is currently under audit by the Internal Revenue Service. See Note 14 for more information regarding tax contingencies.

14.	COMMITMENTS AND CONTINGENCIES

Competition Reviews

The online travel industry has become the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. The Company is or has been involved in investigations predominantly related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates that are at least as low as those offered to other online travel companies ("OTCs") or through the accommodation provider's website. Some investigations relate to other issues such as reservation and cancellation clauses, commission payments and pricing behavior. For instance, on September 8, 2017, the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland.

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

A working group of ten European NCAs (France, Germany, Belgium, Hungary, Ireland, Italy, the Netherlands, Czech Republic, the United Kingdom and Sweden) was established by the European Commission in December 2015 to monitor the effects of the narrow price parity clause in Europe. This working group (the "ECN Working Group") issued questionnaires during 2016 to OTCs, including Booking.com and Expedia, online price comparison sites (or "meta-search" sites) and hotels about the narrow price parity agreement. On April 6, 2017, the ECN Working Group published the results of this monitoring exercise. The report indicated that the replacement of the "wide" price parity agreement with the narrow price parity agreement generally improved conditions for competition. Although neither the European Commission nor any of the participating NCAs has opened a new investigation following the publication of the report, the ECN Working Group decided to keep the sector under review and re-assess the competitive situation in due course.

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

Consumer protection issues, including platform search rankings, are also being reviewed by European NCAs.  On October 27, 2017, the United Kingdom's NCA launched a consumer law investigation into the clarity, accuracy and presentation of information on hotel booking sites with a specific focus on the display of search results, claims regarding discounts, methods of "pressure selling" (such as creating false impressions regarding room availability), and failure to disclose hidden charges.  A consumer protection law compliance review of car rental booking websites by the UK NCA is also ongoing. The consumer protection department of the German NCA announced the opening of a sector inquiry into online price comparison sites in various sectors including travel and hotels on October 24, 2017.  The Finnish NCA has also recently carried out a consumer survey and issued a questionnaire to hotels in order to gather information about online hotel booking platforms. The Company is unable to predict what, if any, effect such actions will have on its business, industry practices or online commerce more generally.

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

On August 5, 2016, the tax appeal court of the State of Hawaii ruled that online travel companies, including the Company, owe General Excise Tax (GET) on the gross amounts collected from consumers on rental car reservations.  The tax appeal court rejected the online travel companies' arguments that GET applies only to amounts retained by online travel companies and does not include amounts paid to rental car company suppliers.  The online travel companies argued that GET should not apply to gross amounts charged to consumers for rental car reservations pursuant to the 2015 decision of the Hawaii Supreme Court in Travelocity.com, L.P., et al. v. Director of Taxation that GET applies to amounts retained by online travel companies for hotel reservations and not for gross amounts charged to consumers.  The tax appeal court declined to follow that precedent and entered judgment on April 25, 2017. Both the OTCs and the Hawaiian Director of Taxation appealed the decision, with the Director seeking GET on the full amount charged to consumers in all car rental transactions (including package transactions), and the OTCs arguing that GET applies only to the amounts they retain in all car rental transactions. In order to appeal the decision, the Company paid the judgment of $13.1 million in May 2017, which was recorded in "Other assets" in the Consolidated Balance Sheet at December 31, 2017.

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

As a result of the travel transaction tax litigation generally and other attempts by U.S. jurisdictions to levy similar taxes, the Company has established an accrual (including estimated interest and penalties) for the potential resolution of issues related to travel transaction taxes in the amount of approximately $12 million and $27 million at December 31, 2017 and 2016, respectively. In December 2017, the Company reduced its accrual for travel transaction taxes (including estimated interest and penalties) by approximately $12 million with a corresponding reduction to cost of revenues based on a favorable ruling in one of the travel transaction tax proceedings involving the Company. The Company's legal expenses for these matters are expensed as incurred and are not reflected in the amount accrued. The actual cost may be less or greater, potentially significantly, than the liability recorded. An estimate of a reasonably possible loss or range of loss in excess of the amount accrued cannot be reasonably made.

Patent Infringement

On February 9, 2015, International Business Machines Corporation ("IBM") filed a complaint in the U.S. District Court for the District of Delaware against the Company and its subsidiaries KAYAK Software Corporation, OpenTable, Inc. and priceline.com LLC (the "Subject Companies"). In the complaint, IBM alleged that the Subject Companies infringed four IBM patents (the '967, '849, '601 and '346 patents) that IBM claimed relate to the presentation of applications and advertising in an interactive service, preserving state information in online transactions and single sign-on processes in a computing environment. On December 28, 2017, the Company entered into a settlement and cross license agreement with IBM pursuant to which the Company agreed to pay certain amounts to IBM and IBM granted the Company and its current and future subsidiaries a license to IBM's patent portfolio. In connection with the settlement, in the quarter ended December 31, 2017, the Company recorded a charge to general and administrative expense in the amount of $19.3 million, which was in addition to charges previously recorded.

French Tax Matter

French tax authorities conducted an audit of Booking.com of the years 2003 through 2012. They are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income taxes and value-added taxes. In December 2015, the French tax authorities issued Booking.com assessments related to those tax years for approximately 356 million Euros, the majority of which would represent penalties and interest. The Company believes that Booking.com has been, and continues to be, in compliance with French tax law, and the Company is contesting the assessments. The Company's objection to the assessments was denied by the French tax authorities. If the Company is unable to resolve the matter with the French tax authorities, it would expect to challenge the assessments in the French courts. In order to contest the assessments in court, the Company may be required to pay, upfront, the full amount or a significant part of any such assessments, though such payment would not constitute an admission by the Company that it owes the taxes. Alternatively, any resolution or settlement of the matter with the French tax authorities may also require payment as part of such resolution or settlement. French tax authorities have begun a similar audit of the tax years 2013 through 2015, which could result in additional assessments.

Turkish Matter

From time to time the Company has been subject to legal proceedings and claims regarding whether it is subject to local registration requirements, such as requirements to register as a travel agent. In March 2017, in connection with a lawsuit begun in 2015 by the Association of Turkish Travel Agencies claiming that Booking.com is required to meet certain registration requirements in Turkey, a Turkish court ordered Booking.com to suspend offering Turkish hotels and accommodations to Turkish residents. Although Booking.com is appealing the order and believes it to be without basis, this order has had, and is likely to continue to have, a negative impact on the Company's growth and results of operations.
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

Contingent Consideration for Business Acquisitions (see Note 18)

Employment Contracts

The Company has employment agreements with certain members of senior management that provide for cash severance payments of up to approximately $23.3 million, accelerated vesting of equity instruments, including without limitation, stock options, restricted stock units and performance share units upon, among other things, death or termination without "cause" or "good reason," as those terms are defined in the agreements. In addition, certain of the agreements provide for the extension of health and insurance benefits after termination for periods up to two years.

Building Construction

In September 2016, the Company signed a turnkey agreement to construct an office building in the Netherlands, which will be the future headquarters of the Booking.com business. The turnkey agreement provided for payments by Booking.com of approximately 270 million Euros and consists of two components, land-use rights and the building to be constructed. Upon signing this agreement, Booking.com paid approximately 48 million Euros to the developer, which included approximately 43 million Euros for the acquired land-use rights and approximately 5 million Euros for the building construction. The land-use rights are included in "Other assets" and the building construction-in-progress is included in "Property and equipment, net" in the Consolidated Balance Sheets at December 31, 2017 and 2016. The land-use rights asset and required future lease payments to the Municipality in Amsterdam of approximately 60 million Euros are recognized as rent expense on a straight-line basis over the remaining 49-year term of the lease and are recorded in general and administrative expense in the consolidated statements of operations. Booking.com expects to pay approximately 34 million Euros related to the building construction in the first quarter of 2018, with the remaining amount being paid periodically from the second quarter of 2018 until the expected completion of the building in early 2021. The Company will also make additional capital expenditures to fit out and furnish the office space.

Operating Leases

The Company leases certain facilities and equipment through operating leases.  Rental expense for leased office space was approximately $96.1 million, $77.3 million and $64.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Rental expense for data center space was approximately $23.7 million, $22.2 million and $21.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company's headquarters and the headquarters of the priceline.com business are located in Norwalk, Connecticut, United States of America, where the Company leases approximately 90,000 square feet of office space. The Company leases approximately 258,000 square feet of office space in Amsterdam, Netherlands for the headquarters of the Booking.com business; the agoda.com business has significant support operations in Bangkok, Thailand, where the Company leases approximately 144,000 square feet of office space; the Company leases approximately 18,000 square feet of office space in Stamford, Connecticut, United States of America, for the headquarters of the KAYAK business; the Company leases approximately 60,000 square feet of office space in San Francisco, California, United States of America, for the headquarters of the OpenTable business; and the Company leases approximately 45,000 square feet of office space in Manchester, England for the headquarters of the Rentalcars.com business.  The Company leases additional office space to support its operations in various locations around the world, including hosting and data center facilities in the United States, the United Kingdom, Switzerland, the Netherlands, Germany, Singapore, Hong Kong and China and sales and support facilities in numerous locations.

Other than the office building in the Netherlands that is currently under construction, as discussed above, the Company does not own any real estate as of December 31, 2017. Minimum payments for operating leases for office space, data centers and equipment having initial or remaining non-cancellable terms in excess of one year have been translated into U.S. Dollars at the December 31, 2017 spot exchange rates, as applicable, and are as follows (in thousands):

2018	2019	2020	2021	2022	After 2022	Total
$149,699	$141,305	$117,258	$86,902	$54,704	$207,603	$757,471

15.	BENEFIT PLANS

The Company maintains a defined contribution 401(k) savings plan (the "Plan") covering certain U.S. employees. In connection with acquisitions, effective as of the date of such acquisitions, the Company assumed defined contribution plans covering the U.S. employees of the acquired companies. The Company also maintains certain other defined contribution plans outside of the United States for which it provides contributions for participating employees.  The Company's matching contributions during the years ended December 31, 2017, 2016 and 2015 were approximately $14.5 million, $10.2 million and $8.4 million, respectively.

16.	GEOGRAPHIC INFORMATION

The Company's international information consists of the results of Booking.com, agoda.com and Rentalcars.com (which began operating as part of Booking.com on January 1, 2018) and the results of the international businesses of KAYAK and OpenTable. This classification is independent of where the consumer resides, where the consumer is physically located while using the Company's services or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com at a hotel in New York by a consumer in the United States is part of the Company's international results. The Company's geographic information is as follows (in thousands):

	United States	International		Total Company
		The Netherlands	Other
2017
Revenues	$1,619,566	$9,540,472	$1,521,044	$12,681,082
Intangible assets, net	1,790,425	43,703	342,695	2,176,823
Goodwill	1,806,707	254,294	676,670	2,737,671
Other long-lived assets	124,182	253,830	208,154	586,166

2016
Revenues	$1,680,446	$7,783,376	$1,279,184	$10,743,006
Intangible assets, net	1,918,095	51,317	24,473	1,993,885
Goodwill	1,801,835	228,670	366,401	2,396,906
Other long-lived assets	102,457	195,669	123,485	421,611

2015
Revenues	$1,817,360	$6,205,116	$1,201,511	$9,223,987
Intangible assets, net	2,052,351	78,027	37,155	2,167,533
Goodwill	2,742,535	232,982	399,483	3,375,000
Other long-lived assets	89,656	138,329	103,142	331,127

17.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)

2017

Total revenues	$2,419,404	$3,024,556	$4,434,029	$2,803,093

Gross profit	2,334,235	2,951,814	4,374,553	2,769,943

Net income (loss)(1)	455,623	720,209	1,720,391	(555,458)

Net income (loss) applicable to common stockholders per basic common share (1)	$9.26	$14.66	$35.12	$(11.41)

Net income (loss) applicable to common stockholders per diluted common share (1)	$9.11	$14.39	$34.43	$(11.41)

(1)  Includes a provisional tax expense of approximately $1.6 billion related to a one-time transition tax on the mandatory deemed repatriation of accumulated unremitted international earnings and a provisional tax benefit of approximately $217 million related to the remeasurement of the Company’s U.S. deferred tax assets and liabilities, for the fourth quarter of 2017, as a result of the Tax Act (see Note 13).

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

(1)  Includes a non-cash charge in the third quarter of 2016 related to an impairment of OpenTable goodwill of $940.7 million, which is not tax deductible (see Note 9). The goodwill impairment charge reduced basic and diluted net income per share for the third quarter of 2016 by $19.03 and $18.82, respectively.

18.    ACQUISITIONS

Acquisition activity in 2017

On July 24, 2017, the Company completed the acquisition of the Momondo Group, which operates the travel meta-search websites momondo and Cheapflights, for $555.5 million, and which is managed as part of the Company's KAYAK business.

The purchase price allocations were completed as of December 31, 2017. The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows (in millions):

Current assets (1)	$49.3
Identifiable intangible assets (2)	333.3
Goodwill (3)	288.3
Property and equipment	1.2
Total liabilities (4)	(116.6)
Total consideration	$555.5

(1) Includes cash acquired of $14.6 million.
(2) Acquired definite-lived intangible assets, consisted of distribution agreements of $213.5 million with a weighted-average useful life of 15 years, trade names of $104.4 million with a weighted-average useful life of 13 years and technology of $15.4 million with a weighted-average life of 4 years.
(3) Goodwill is not tax deductible.
(4) Includes deferred tax liabilities of $70.4 million and third-party senior debt of $15.1 million.

The Company's Consolidated Financial Statements include the accounts of the Momondo Group beginning July 24, 2017. Revenues and earnings of this business since the acquisition date and pro forma results of operations have not been presented separately as such financial information is not material to the Company's results of operations. The Company incurred $5.1 million of professional fees for the year ended December 31, 2017 related to this acquisition. The acquisition-related expenses were included in general and administrative expenses in the Company's Consolidated Statement of Operations.

Acquisition activity in 2015

The Company paid approximately $75 million, net of cash acquired, to acquire certain businesses in 2015. The Company's Consolidated Financial Statements include the accounts of these businesses beginning at their respective acquisition dates. Revenues and earnings of these businesses since their respective acquisition dates and pro forma results of operations have not been presented separately as such financial information is not material to the Company's results of operations. As of December 31, 2017 and 2016, the Company's Consolidated Balance Sheets include a long-term liability of approximately $9 million for estimated contingent consideration for the purchase of one business. The estimated acquisition-date contingent liability is based upon the probability-weighted average payments for specific performance factors from the acquisition date through the performance period which ends at March 31, 2019. The range of undiscounted outcomes for the estimated contingent payments is approximately $0 to $90 million.

Other

In the second quarter of 2014, the Company acquired a business that provides hotel marketing services. As of December 31, 2014, the Company recognized a liability of $10.7 million for estimated contingent payments related to this acquisition. In 2015, the Company paid $18.4 million to settle this contingent liability. The cash payment related to the acquisition-date estimated fair value of $10.7 million is reported as a financing activity and the remaining cash payment of $7.7 million, which was charged to general and administrative expenses as a fair value adjustment, is included as an operating activity in the Consolidated Statement of Cash Flows for the year ended December 31, 2015.

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

Exhibit Number	Description
3.1(a)	Restated Certificate of Incorporation of the Registrant.
3.2(a)	Amended and Restated By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1 and 3.2.
4.2(b)	Specimen Certificate for Registrant's Common Stock.
4.3(c)	Indenture, dated as of March 12, 2012, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.4(d)	Indenture, dated as of June 4, 2013, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.5(e)	Indenture, dated as of August 20, 2014, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.6(f)
Indenture for the 2.375% Senior Notes due 2024, 1.800% Senior Notes due 2027, 3.650% Senior Notes due 2025, 2.15% Senior Notes due 2022 and 3.600% Senior Notes due 2026, between the Registrant and Deutsche Bank Trust Company Americas, as Trustee.

4.7(g)	Indenture, dated as of August 8, 2017, between the Company and U.S. Bank National Association, as trustee.
4.8(h)	Form of 2.375% Senior Note due 2024.
4.9(i)	Officers' Certificate, dated September 23, 2014, for the 2.375% Senior Notes due 2024.
4.10(j)	Form of 1.800% Senior Note due 2027.
4.11(k)	Officers' Certificate, dated March 3, 2015, for the 1.800% Senior Notes due 2027.
4.12(l)	Form of 3.650% Senior Note due 2025.
4.13(m)	Officers' Certificate, dated March 13, 2015, for the 3.650% Senior Notes due 2025.
4.14(f)	Form of 2.15% Senior Note due 2022.
4.15(f)	Officers' Certificate, dated November 25, 2015, for the 2.15% Senior Notes due 2022.
4.16(n)	Form of 3.600% Senior Note due 2026.
4.17(n)	Officers' Certificate, dated May 23, 2016, for the 3.600% Senior Notes due 2026.
4.18(o)	Form of 0.800% Senior Note due 2022.
4.19(o)	Officers' Certificate, dated March 10, 2017, for the 0.800% Senior Notes due 2022.
4.20(p)	Form of 2.750% Senior Note due 2023.
4.21(p)	Officers' Certificate, dated August 15, 2017, with respect to the 2.750% Senior Notes due 2023.
4.22(p)	Form of 3.550% Senior Note due 2028.
4.23(p)	Officers' Certificate, dated August 15, 2017, with respect to the 3.550% Senior Notes due 2028.

10.1(q)+	The Priceline Group Inc. 1999 Omnibus Plan (As Amended and Restated Effective March 2, 2017).
10.2(r)+	Form of Restricted Stock Unit Award Agreement for Employees in the Netherlands under the 1999 Omnibus Plan.
10.3(s)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan to non-employee directors.
10.4(t)+	2015 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.5(u)+	2016 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.6(q)+	2017 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.7(q)+	Amended and Restated KAYAK Software Corporation 2012 Equity Incentive Plan.
10.8(q)+	OpenTable, Inc. Amended and Restated 2009 Equity Incentive Award Plan.
10.9(v)+	Buuteeq, Inc. Amended and Restated 2010 Stock Plan.
10.10(w)+	Amended and Restated Rocket Travel, Inc. 2012 Stock Incentive Plan.
10.11(w)+	Amended and Restated Annual Bonus Plan.
10.12(x)+	Form of Non-Competition and Non-Solicitation Agreement.
10.13(y)+	Transition Agreement dated November 7, 2013 by and between the Registrant and Jeffery H. Boyd.
10.14(z)+	Letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.15(aa)+	Letter amendment, dated December 16, 2008, to letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.16(bb)+	Second Amended and Restated Employment Agreement, dated April 21, 2015 by and between the Registrant and Peter J. Millones.
10.17(cc)+	Amended and Restated Employment contract, dated May 19, 2016 by and between Booking.com Holding B.V. and Gillian Tans.
10.18(cc)+	Employment Letter Agreement, dated May 19, 2016 by and between the Registrant and Jeffery H. Boyd.
10.19(dd)+	Employment Agreement, dated December 15, 2016 by and between the Registrant and Glenn D. Fogel.
10.20(dd)+	Non-Competition and Non-Solicitation Agreement, dated December 15, 2016 by and between the Registrant and Glenn D. Fogel.
10.21(dd)+	Employee Confidentiality and Assignment Agreement, dated December 15, 2016 by and between the Registrant and Glenn D. Fogel.
10.22(dd)+	Letter Agreement, dated December 15, 2016 by and between the Registrant and Jeffery H. Boyd.
10.23(ee)+	Letter Agreement, dated May 11, 2017, between the Registrant and Daniel J. Finnegan.
10.24(ff)+	Employment Agreement, dated January 19, 2018, between the Registrant and David Goulden.
10.25(ff)+	Non-Competition and Non-Solicitation Agreement, dated March 1, 2018, between the Registrant and David Goulden.
10.26(ff)+	Employee Confidentiality and Assignment Agreement, dated January 19, 2018, between the Registrant and David Goulden.
10.27(gg)	Credit Agreement, dated as of June 19, 2015, among the Registrant, the lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent.
12.1	Statement of Ratio of Earnings to Fixed Charges.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certification of Glenn D. Fogel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Daniel J. Finnegan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(hh)	Certification of Glenn D. Fogel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(hh)	Certification of Daniel J. Finnegan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101
The following financial statements from the Company's Annual Report on Form 10‑K for the year ended December 31, 2017 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

____________________________

+	Indicates a management contract or compensatory plan or arrangement.

(a)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 (File No. 1-36691).
(b)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-1 filed on March 18, 1999 (File No. 333-69657).
(c)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 12, 2012 (File No. 0-25581).
(d)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 4, 2013 (File No. 0-25581).
(e)	Previously filed as an exhibit to the Current Report on Form 8-K filed on August 20, 2014 (File No. 0-25581).
(f)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 25, 2015 (File No. 1-36691).
(g)	Previously filed as an exhibit to the Registration Statement on Form S-3 filed on August 8, 2017 (File No. 333-219800).
(h)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 22, 2014 (File No. 0-25581).
(i)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 26, 2014 (File No. 0-25581).
(j)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2015 (File No. 1-36691).
(k)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2015 (File No. 1-36691).
(l)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 12, 2015 (File No. 1-36691).
(m)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 13, 2015 (File No. 1-36691).
(n)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 23, 2016 (File No. 1-36691).
(o)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 10, 2017 (File No. 1-36691).
(p)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 15, 2017 (File No. 1-36691).
(q)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 3, 2017 (File No. 1-36691).
(r)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on November 8, 2005 (File No. 0-25581).
(s)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 9, 2011 (File No. 0-25581).
(t)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 6, 2015 (File No. 1-36691).
(u)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 10, 2016 (File No. 1-36691).
(v)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed on June 13, 2014 (File No. 333-196756).
(w)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2015 (File No. 1-36691).
(x)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2013 (File No. 0-25581).
(y)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 8, 2013 (File No. 0-25581).
(z)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 21, 2005 (File No. 0-25581).
(aa)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2008 (File No. 0-25581).
(bb)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 24, 2015 (File No. 1-36691).
(cc)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 20, 2016 (File No. 1-36691).
(dd)	Previously filed as an exhibit to the Current Report on Form 8-K filed on December 16, 2016 (File No. 1-36691).
(ee)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on May 12, 2017 (File No. 1-36691).
(ff)	Previously filed as an Exhibit to the Current Report on Form 8-K filed on January 22, 2018 (File No. 1-36691).
(gg)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 24, 2015 (File No. 1-36691).
(hh)	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.