Form 10-Q
period 2018-03-31
Booking Holdings Inc.
filed 2018-05-09
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
Number of shares of Common Stock outstanding at May 2, 2018:

Common Stock, par value $0.008 per share	48,174,965
(Class)	(Number of Shares)

Booking Holdings Inc.
Form 10-Q

For the Three Months Ended March 31, 2018

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

Booking Holdings Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,622,086	$2,541,604
Short-term investments in marketable securities	4,240,704	4,859,873
Accounts receivable, net of allowance for doubtful accounts of $43,620 and $39,282, respectively	1,530,321	1,217,801
Prepaid expenses and other current assets	1,111,753	415,527
Total current assets	9,504,864	9,034,805
Property and equipment, net	573,040	480,081
Intangible assets, net	2,140,098	2,176,823
Goodwill	2,754,747	2,737,671
Long-term investments in marketable securities	9,432,763	10,421,600
Other assets	613,448	600,283
Total assets	$25,018,960	$25,451,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$841,274	$667,523
Accrued expenses and other current liabilities	1,238,815	1,138,980
Deferred merchant bookings	1,425,649	980,455
Convertible debt	941,657	710,910
Total current liabilities	4,447,395	3,497,868
Deferred income taxes	481,220	481,139
Long-term U.S. transition tax liability	1,250,846	1,250,846
Other long-term liabilities	161,340	148,061
Long-term debt	7,990,418	8,809,788
Total liabilities	14,331,219	14,187,702

Commitments and Contingencies (See Note 12)
Convertible debt	51,398	2,963

Stockholders' equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 62,838,223 and 62,689,097 shares issued, respectively	488	487
Treasury stock, 14,589,938 and 14,216,819 shares, respectively	(9,430,421)	(8,698,829)
Additional paid-in capital	5,034,164	5,783,089
Retained earnings	14,975,706	13,938,869
Accumulated other comprehensive income	56,406	236,982
Total stockholders' equity	10,636,343	11,260,598
Total liabilities and stockholders' equity	$25,018,960	$25,451,263

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Agency revenues	$2,113,339	$1,785,313
Merchant revenues	526,467	442,045
Advertising and other revenues	288,395	192,046
Total revenues	2,928,201	2,419,404
Cost of revenues		80,401
Gross profit		2,339,003
Operating expenses:
Performance marketing	1,106,207	982,172
Brand marketing	101,402	80,818
Sales and other expenses	165,800	109,599
Personnel, including stock-based compensation of $71,405 and $58,948, respectively	498,887	351,030
General and administrative	162,139	135,547
Information technology	60,441	39,945
Depreciation and amortization	103,090	83,430
Total operating expenses	2,197,966	1,782,541
Operating income	730,235	556,462
Other income (expense):
Interest income	46,879	31,992
Interest expense	(70,235)	(55,717)
Net unrealized gains on marketable equity securities	54,514	—
Foreign currency transactions and other	(8,056)	(5,127)
Total other income (expense)	23,102	(28,852)
Earnings before income taxes	753,337	527,610
Income tax expense	146,127	71,987
Net income	$607,210	$455,623
Net income applicable to common stockholders per basic common share	$12.56	$9.26
Weighted-average number of basic common shares outstanding	48,349	49,192
Net income applicable to common stockholders per diluted common share	$12.34	$9.11
Weighted-average number of diluted common shares outstanding	49,205	50,025

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$607,210	$455,623
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax benefit of $16,023 and $19,733, respectively (1)	60,876	35,805
Reclassification of net unrealized gains on marketable equity securities to retained earnings, net of tax charge of $57,597 (2)	(241,088)	—
Net unrealized (losses) gains on marketable securities, net of tax benefit of $1,428 and tax charge of $7,855, respectively (3)	(364)	345,934

Comprehensive income	$426,634	$837,362

(1) Foreign currency translation adjustments result from currency fluctuations on the translation of the Company's international non-U.S. Dollar denominated net assets. Foreign currency translation adjustments were favorable for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 because the U.S. Dollar weakened against certain currencies in which the Company's net assets are denominated.

During the three months ended March 31, 2018, the Company recorded deferred tax charges of $10.5 million to foreign currency translation adjustments related to its one-time deemed repatriation tax liability recorded at December 31, 2017 and current year foreign earnings subject to U.S. federal and state income tax, resulting from the introduction of the U.S. Tax Cuts and Jobs Act ("the Tax Act"). Prior to January 1, 2018, foreign currency translation adjustments excluded U.S. federal and state income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States.

Foreign currency translation adjustments also include a tax benefit of $26.5 million and $19.7 million for the three months ended March 31, 2018 and 2017, respectively, associated with the Company's Euro-denominated debt, which is designated as a net investment hedge against the impact of currency fluctuations of the Company's Euro-denominated net assets (see Note 8).

(2) Changes in the fair value of the Company's investment in Ctrip.com International Ltd. ("Ctrip") equity securities for periods beginning after December 31, 2017 are recognized in net income pursuant to the adoption of the accounting update on financial instruments in the first quarter of 2018 (see Note 1). Net unrealized gains, net of tax, on marketable equity securities at December 31, 2017 have been reclassified to retained earnings.

(3) Net unrealized (losses) gains on marketable securities for the three months ended March 31, 2018 and 2017 includes net unrealized losses of $1.8 million and net unrealized gains of $353.8 million before tax on marketable securities, respectively, of which net unrealized gains of $32.4 million and $323.7 million, respectively, were exempt from tax in the Netherlands. Net unrealized losses of $34.2 million and net unrealized gains of $30.1 million for the three months ended March 31, 2018 and 2017 were taxable at a 25% tax rate in the Netherlands, resulting in tax benefits of $8.5 million and tax charges of $7.9 million, respectively. The Company also recorded U.S. tax charges of $7.1 million for the three months ended March 31, 2018 related to these investments.

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2017	62,689	$487	(14,217)	$(8,698,829)	$5,783,089	$13,938,869	$236,982	$11,260,598
Net income	—	—	—	—	—	607,210	—	607,210
Foreign currency translation adjustments, net of tax benefit of $16,023	—	—	—	—	—	—	60,876	60,876
Net unrealized losses on marketable securities, net of tax benefit of $1,428	—	—	—	—	—	—	(364)	(364)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	(48,435)	—	—	(48,435)
Exercise of stock options and vesting of restricted stock units and/or performance share units	149	1	—	—	1,160	—	—	1,161
Repurchase of common stock	—	—	(373)	(731,592)	—	—	—	(731,592)
Stock-based compensation and other stock-based payments	—	—	—	—	71,500	—	—	71,500
Conversion of debt	—	—	—	—	(773,150)	—	—	(773,150)
Cumulative effect of adoption of accounting standard updates	—	—	—	—	—	429,627	(241,088)	188,539
Balance, March 31, 2018	62,838	$488	(14,590)	$(9,430,421)	$5,034,164	$14,975,706	$56,406	$10,636,343

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$607,210	$455,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,540	40,412
Amortization	46,550	43,018
Provision for uncollectible accounts	28,331	13,530
Deferred income tax expense (benefit)	8,654	(24,441)
Net unrealized gains on marketable equity securities	(54,514)	—
Stock-based compensation expense and other stock-based payments	71,500	59,059
Amortization of debt issuance costs	2,113	2,067
Amortization of debt discount	15,127	17,625
Changes in assets and liabilities:
Accounts receivable	(96,034)	(78,428)
Prepaid expenses and other current assets	(708,925)	(443,643)
Accounts payable, accrued expenses and other current liabilities	631,496	305,758
Other	32,327	(9,962)
Net cash provided by operating activities	640,375	380,618

INVESTING ACTIVITIES:
Purchase of investments	(713,748)	(1,498,723)
Proceeds from sale of investments	2,481,251	676,474
Additions to property and equipment	(131,987)	(70,559)
Acquisitions and other investments, net of cash acquired	—	(6)
Net cash provided by (used in) investing activities	1,635,516	(892,814)

FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	—	1,051,722
Payments for conversion of senior notes	(1,487,109)	(4)
Payment of debt	(348)	—
Payments for repurchase of common stock	(718,941)	(209,797)
Proceeds from exercise of stock options	1,161	1,479
Net cash (used in) provided by financing activities	(2,205,237)	843,400
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	10,599	21,737
Net increase in cash, cash equivalents and restricted cash and cash equivalents	81,253	352,941
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	2,563,341	2,082,007
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$2,644,594	$2,434,948
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$783,974	$536,192
Cash paid during the period for interest	$74,275	$38,496
Non-cash financing activity	$—	$1,000

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
Notes to Unaudited Consolidated Financial Statements

1.                                      BASIS OF PRESENTATION

Management of Booking Holdings Inc. (the "Company") is responsible for the Unaudited Consolidated Financial Statements included in this document. The Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared the Unaudited Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. These statements should be read in combination with the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including its primary brands of Booking.com, priceline, KAYAK, agoda.com, Rentalcars.com and OpenTable. All inter-company accounts and transactions have been eliminated in consolidation. The functional currency of the Company's foreign subsidiaries is generally the respective local currency. Assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date. Income statement amounts are translated at the average exchange rates for the period. Translation gains and losses are included as a component of "Accumulated other comprehensive income" in the accompanying Unaudited Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for any subsequent quarter or the full year.

Change in Presentation

In the first quarter of 2018, the Company changed the presentation of "Performance advertising", "Brand advertising", and "Sales and marketing" to "Performance marketing", "Brand marketing" and "Sales and other expenses" in the Unaudited Consolidated Statements of Operations. The descriptions of these new lines are as follows:

"Performance marketing" expenses are marketing expenses generally measured by return on investment or an increase in bookings over a specified time period. These expenses consist primarily of the costs of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) other performance-based advertisements, including certain incentive programs.

"Brand marketing" expenses are marketing expenses to build brand awareness over a specified time period. These expenses consist primarily of television advertising, online video advertising (including the airing of our television advertising online) and online display advertising, as well as other marketing expenses such as public relations, trade shows and sponsorships.

"Sales and other expenses" are generally variable in nature and consist primarily of: (1) credit cards and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) provisions for customer chargebacks associated with merchant transactions; (4) customer relations costs; (5) provisions for bad debt, primarily related to agency accommodation commission receivables; and (6) insurance claim costs.

Reclassification

In conjunction with the adoption of the current revenue standard effective January 1, 2018, the Company reclassified certain expenses from "Cost of revenues" to "Sales and other expenses" in its Unaudited Consolidated Statement of Operations for the three months ended March 31, 2017 to conform to the current period presentation.

The change in presentation and the reclassification for the three months ended March 31, 2017 had no impact on operating income or net income and are summarized below (in thousands):

Previously Reported	Three Months Ended March 31, 2017
Cost of revenues	$85,169
Performance advertising	980,773
Brand advertising	73,012
Sales and marketing	114,036

Current Presentation	Three Months Ended March 31, 2017
Cost of revenues	$80,401
Performance marketing	982,172
Brand marketing	80,818
Sales and other expenses	109,599

See Item 5 in this Quarterly Report for disclosure related to this change in presentation and the reclassification for the years ended December 31, 2017, 2016 and 2015.

Restricted Cash and Cash Equivalents: Restricted cash and cash equivalents at March 31, 2018 and December 31, 2017 principally relates to the minimum cash requirement for Rentalcars.com's insurance business established in the fourth quarter of 2017. The following table reconciles cash, cash equivalents and restricted cash and cash equivalents reported in the Unaudited Consolidated Balance Sheets to the total amount shown in the Unaudited Consolidated Statements of Cash Flows (in thousands):

	March 31, 2018	December 31, 2017
As included in the Unaudited Consolidated Balance Sheets:
Cash and cash equivalents	$2,622,086	$2,541,604
Restricted cash and cash equivalents included in prepaid expenses and other current assets	22,508	21,737
Total cash, cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Consolidated Statements of Cash Flows	$2,644,594	$2,563,341

Recent Accounting Pronouncements Adopted

Recognition and Measurement of Financial Instruments

In January 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting update which amends the guidance on the recognition and measurement of financial instruments. The update (1) requires an entity to measure equity investments (except those accounted for under the equity method or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income rather than accumulated other comprehensive income, (2) allows an entity to elect to measure those equity investments that do not have a readily determinable fair value at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, (3) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, and (4) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s evaluation of their other deferred tax assets.

This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this update in the first quarter of 2018. The Company recorded an increase of $241.1 million to retained earnings for the net unrealized gain, net of tax, related to its investment in Ctrip equity securities, with an offsetting adjustment to accumulated other comprehensive income as of January 1, 2018. Changes in fair value of the Company's investment in Ctrip equity securities subsequent to January 1, 2018 are recognized in net income (see Note 5). In addition, the Company elected to continue to use the cost method of accounting for equity investments without a readily determinable fair value.

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

The Company adopted this new standard on January 1, 2018. The Company recorded a net increase to its retained earnings of $188.5 million, net of tax, as of January 1, 2018, due to the cumulative impact of adopting the new standard, with substantially all of the impact related to the Company’s travel reservation services. See Note 2 for more information on the effects of the adoption of this standard.

Other Recent Accounting Pronouncements

Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued a new accounting update to shorten the premium amortization period of purchased callable debt securities with non-contingent call features that are callable at fixed prices and on preset dates from their contractual maturity to the earliest call date. For public business entities, this update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Entities are required to apply this update on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact to its Consolidated Financial Statements of adopting this update and does not expect there to be a material impact.

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

This update is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities are required to apply this update on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact to its Consolidated Financial Statements of adopting this update and does not expect there to be a material impact.

Leases

In February 2016, the FASB issued a new accounting standard intended to improve the financial reporting of lease transactions. The new accounting standard requires lessees to recognize an asset and a liability on the balance sheet for the right and obligation created by entering into a lease transaction for all leases with the exception of short-term leases. The new standard retains the dual-model concept by requiring entities to determine if a lease is an operating or financing lease and the current "bright line" percentages could be used as guidance in applying the new standard. The lessor accounting model remains largely unchanged. The new standard expands qualitative and quantitative disclosures for lessees.

The standard is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted. The FASB allows two options to apply the standard beginning January 1, 2019, either on a prospective basis or by restating 2017 and 2018 financial statements.

The Company plans to adopt the new standard on January 1, 2019 and apply it on a prospective basis. The Company is currently evaluating the impact of adopting this new standard. The Company will recognize right-of-use assets and operating lease liabilities in its Consolidated Balance Sheet upon adoption.

2.    REVENUE RECOGNITION

Adoption of ASC Topic 606, Revenues from Contracts with Customers

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using a modified retrospective method applied to all contracts as of January 1, 2018. Therefore, for reporting periods beginning after December 31, 2017, the financial statements are prepared in accordance with the current revenue standard and the financial statements for 2016 and 2017 are presented under the previous revenue standard.

For periods beginning after December 31, 2017, the Company recognizes revenue for travel reservation services when the travel begins rather than when the travel is completed. For example, revenues for accommodation reservation services, which were principally recognized at check-out under the previous revenue standard, are now recognized at check-in under the current revenue standard. The Company currently expects this timing change will not have a significant impact to its annual revenues and net income, although the effects on quarterly revenues and net income are expected to be more significant.

In addition, revenues from priceline's Name Your Own Price® ("NYOP") transactions were previously presented on a gross basis with the amount remitted to the travel service providers reported as cost of revenues. Under the current revenue standard, NYOP revenues are reported on a net basis with the amount remitted to the travel service providers recorded as an offset in merchant revenues. Therefore, for periods beginning after December 31, 2017, the Company no longer presents "Cost of revenues" or "Gross profit" in its Consolidated Statements of Operations. Total revenues reported in 2018 are comparable to gross profit reported in previous years.

Billing and cash collections remain unchanged and, therefore, "Net cash provided by operating activities" as presented in the Consolidated Statements of Cash Flows is not impacted.

The Company recorded a net increase to its retained earnings of $188.5 million, net of tax, as of January 1, 2018, due to the cumulative impact of adopting the current revenue standard, with substantially all of the impact related to the Company’s travel reservation services. In addition, since the Company is using the modified retrospective method of adopting the current revenue standard, the Company is required to disclose the financial impacts to its Consolidated Balance Sheets and Consolidated Statements of Operations for all 2018 reporting periods (refer to the disclosures below for this additional information).

The cumulative effects of the revenue accounting changes on the Company's Unaudited Consolidated Balance Sheet as of January 1, 2018 were as follows (in thousands):

	Balance at December 31, 2017	Adjustments	Balance at January 1, 2018
ASSETS
Current assets:
Accounts receivable, net	$1,217,801	$205,324	$1,423,125

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$667,523	$171,644	$839,167
Accrued expenses and other current liabilities	1,138,980	44,374	1,183,354
Deferred merchant bookings	980,455	(201,647)	778,808

Deferred income taxes	481,139	2,414	483,553

Stockholders' equity:
Retained earnings	13,938,869	188,539	14,127,408

The following tables summarize the impacts of adopting the current revenue standard (in thousands, except per share data):

Unaudited Consolidated Balance Sheets as of March 31, 2018:

	As reported (current revenue standard)	Current period adjustments	As adjusted (previous revenue standard)
ASSETS
Current assets:
Accounts receivable, net	$1,530,321	$(152,477)	$1,377,844
Prepaid expenses and other current assets	1,111,753	19,531	1,131,284

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$841,274	$(104,172)	$737,102
Accrued expenses and other current liabilities	1,238,815	(8,897)	1,229,918
Deferred merchant bookings	1,425,649	117,367	1,543,016

Deferred income taxes	481,220	(984)	480,236

Stockholders' equity:
Retained earnings	14,975,706	(133,224)	14,842,482
Accumulated other comprehensive income	56,406	(3,310)	53,096

Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2018:

	As reported (current revenue standard)	Current period adjustments		As adjusted (previous revenue standard)

Agency revenues	$2,113,339	$55,987		$2,169,326
Merchant revenues	526,467	61,540		588,007
Advertising and other revenues	288,395	91		288,486
Cost of revenues		45,660		45,660

Operating expenses:
Performance marketing	1,106,207	2,394		1,108,601
Sales and other expenses	165,800	205		166,005
General and administrative	162,139	801		162,940
Foreign currency transactions and other	(8,056)	1,855		(6,201)
Income tax expense	146,127	15,098		161,225
Net income	607,210	55,315	(1)	662,525
Net income applicable to common stockholders per basic common share	12.56	1.14		13.70
Net income applicable to common stockholders per diluted common share	12.34	1.12		13.46

(1) The current period adjustment represents the net income recorded directly to retained earnings on January 1, 2018 of $188.5 million that would have been recognized in the first quarter of 2018 under the previous revenue standard, partially offset by $133.2 million that would have been recognized in the second quarter of 2018 under the previous revenue standard.

Revenue Recognition

Online travel reservation services

For periods beginning after December 31, 2017, the Company recognizes revenue for travel reservation services when the travel begins rather than when the travel is completed. Substantially all of the Company's revenues are generated by providing online travel reservation services, which principally allows travelers to book travel reservations (i.e., accommodation, rental car and airline ticket reservations) with travel service providers (i.e., a hotel or other accommodation, rental car company or airline) through the Company’s websites and mobile apps. While the Company generally refers to a consumer that books travel reservation services on the Company's platforms as its customer, for accounting purposes, the Company's "customers" are the travel service providers and the travelers in certain merchant transactions. The Company's contracts with the travel service providers give them the ability to market their reservation availability without transferring responsibility to deliver the travel service to the Company; therefore, the Company's revenues are presented on a net basis in the Consolidated Statements of Operations. These contracts include payment terms and establish the consideration to which the Company is entitled, which includes either a commission or a margin on the travel transaction. Revenue is measured based on the expected consideration specified in the contract with the travel service provider, considering the effects of sales incentives, "no show" cancellations (where the traveler has not cancelled the reservation and does not arrive on the scheduled reservation date) and "late" cancellations (where the travel service provider accepts a cancellation after its cancellation cut-off date). Estimates for cancellations are based on historical experience.

Online travel reservation services are recorded at a point in time when the Company has completed its post-booking services and the travelers begin using the arranged travel services. These services are classified into two categories:

•
Agency revenues are derived from travel-related transactions where the Company does not facilitate payments from travelers for the travel reservation services provided. The Company invoices the travel service providers for its commissions in the month that travel is completed. Agency revenues consist almost entirely of travel reservation commissions, as well as certain global distribution fees ("GDS"), reservation booking fees and certain travel insurance fees.

•
Merchant revenues are derived from services where the Company facilitates payments from travelers for the travel reservation services provided, generally at the time of booking. The Company records cash collected from travelers, which includes the amounts owed to the travel service providers and the Company’s commission or margin and fees, as deferred merchant bookings until the arranged travel service begins. Merchant revenues include net revenues (i.e., the amount charged to travelers less the amount owed to travel service providers) and travel reservation commissions in connection with our accommodation reservations and rental car services; ancillary fees, including damage excess waiver insurance and certain travel insurance fees and certain GDS reservation booking fees; and customer processing fees. Substantially all merchant revenues are for merchant services derived from transactions where travelers book accommodations reservations or rental car reservations from travel service providers at disclosed rates, which are subject to contractual arrangements.

Pursuant to the terms of the Company's merchant services, the travel service providers are permitted to bill the Company for the underlying cost of the services during a specified period of time. If the Company is not billed by the travel service providers within the specified period of time, the Company increases its revenue by the unbilled amounts.

Transaction-related taxes

For merchant transactions, the Company charges the traveler for taxes that the travel service provider will owe ("tax recovery charge"), which is either passed on to the travel service provider for payment to the taxing authority or paid directly by the Company to the taxing authority. Tax rate information for calculating the tax recovery charge is provided to the Company by the travel service providers. The Company has elected to include in revenues the tax recovery charge to the traveler offset by the payment of taxes to the tax authorities, which results in no overall impact to revenues.

Advertising and Other Revenues

Advertising and other revenues are primarily recognized by KAYAK and OpenTable and to a lesser extent by priceline for advertising placements on its website and Booking.com's BookingSuite branded accommodation marketing and business analytics services. KAYAK recognizes advertising revenue primarily by sending referrals to online travel companies ("OTCs") and travel service providers and from advertising placements on its websites and mobile apps. Revenue related to referrals is recognized when a customer clicks on a referral placement or upon completion of the travel. Revenue for advertising placements is recognized based upon when a customer clicks on an advertisement or when KAYAK displays an advertisement. OpenTable recognizes reservation fees when diners are seated through its online restaurant reservation service and subscription fees for restaurant management services on a straight-line basis over the contractual period in accordance with how the service is provided.

Loyalty Programs

The Company provides various loyalty programs, where participating travelers or diners are awarded loyalty incentives on current transactions that can be redeemed for future qualifying reservations booked with the travel service provider through the Company's websites or mobile apps or, in the case of OpenTable, at participating restaurants. The estimated fair value of the incentives that are expected to be redeemed is recognized as a reduction of revenues at the time the incentives are granted. In the first quarter of 2018, OpenTable introduced a three-year time-based expiration for points earned by diners, which resulted in a reduction of a portion of the loyalty liability of approximately $27 million. At March 31, 2018 and December 31, 2017, liabilities of $78.8 million and $104.7 million, respectively, for loyalty incentives were included in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheets.

The Company uses the portfolio approach to account for its loyalty points as the rewards programs share similar characteristics within each program in relation to the value provided to the traveler or diner and their breakage patterns. Using this portfolio approach is not expected to differ materially from applying the guidance to individual contracts.

Disaggregation of revenue

Geographic Information

The Company's international information consists of the results of Booking.com, Rentalcars.com (which began operating as part of Booking.com on January 1, 2018) and agoda.com and the results of the international businesses of KAYAK and OpenTable. This classification is independent of where the consumer resides, where the consumer is physically located while using the Company's services or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com at a hotel in New York by a consumer in the United States is part of the Company's international results. The Company's geographic information is as follows (in thousands):

			International
Total revenues for the Three Months Ended March 31,	United States		The Netherlands	Other	Total
2018	$378,691		$2,122,724	$426,786	$2,928,201
2017	399,185	(1)	1,687,303	332,916	2,419,404	(1)

(1) Excludes $80.4 million cost of revenues for NYOP transactions, which is a reduction to merchant revenues in 2018.

Revenue by Type of Service

Approximately $2.5 billion or 85% of the Company's revenue relates to online accommodation reservation services. Revenue from all other sources of online travel reservation services or advertising and other revenues each represent less than 10% of the Company's total revenues.

Deferred Revenue

Cash payments received from travelers in advance of the Company completing its service obligations are included in "Deferred merchant bookings" in the Company's Unaudited Consolidated Balance Sheets and are comprised principally of amounts owed to the travel service providers as well as the Company's deferred revenue for its commission or margin and fees. As of March 31, 2018 and December 31, 2017, deferred merchant bookings includes deferred revenue of $219.9 million and $151.2 million, respectively. The Company expects to complete its service obligation within one year of booking. In the first quarter of 2018, the Company recognized revenue of $85.6 million related to the deferred revenue balance at December 31, 2017. In addition, the Company reduced the December 31, 2017 balance by $32.4 million for the January 1, 2018 impact of the adoption of the current revenue standard. The offsetting increase in the deferred revenue balance for the three months ended March 31, 2018 is principally driven by cash payments received from travelers, net of amounts payable to travel service providers, of $192.2 million for those online travel reservations in the current period.

3.                                      STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation expense included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $71.4 million and $58.9 million for the three months ended March 31, 2018 and 2017, respectively.

Stock-based compensation expense is recognized in the financial statements based upon fair value. Fair value is recognized as an expense on a straight-line basis over the employee's requisite service period and forfeitures are accounted for when they occur. The fair value of performance share units and restricted stock units is determined based on the number of units granted and the quoted price of the Company's common stock as of the grant date. Stock-based compensation expense related to performance share units reflects the estimated probable outcome at the end of the performance period. The fair value of employee stock options assumed in acquisitions was determined using the Black-Scholes model and the market value of the Company's common stock at the respective acquisition dates.

Restricted Stock Units and Performance Share Units

The following table summarizes the activity of restricted stock units and performance share units ("share-based awards") during the three months ended March 31, 2018:

Share-Based Awards	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	524,696	$1,431.88
Granted	146,112	$2,033.79
Vested	(146,766)	$1,271.70
Performance Shares Adjustment	6,487	$1,654.15
Forfeited/Canceled	(6,718)	$1,594.90
Unvested at March 31, 2018	523,811	$1,645.32

As of March 31, 2018, there was $574.0 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 2.3 years.

During the three months ended March 31, 2018, the Company made broad-based grants of 97,006 restricted stock units that generally have a three-year vesting period, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability. These share-based awards had a total grant date fair value of $197.3 million based on a grant date fair value per share of $2,033.79.

In addition, during the three months ended March 31, 2018, the Company granted 49,106 performance share units to executives and certain other employees. The performance share units had a total grant date fair value of $99.9 million based on a grant date fair value per share of $2,033.79. The performance share units are payable in shares of the Company's common stock upon vesting. Subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability, recipients of these performance share units generally must continue their service through the requisite service period in order to receive any shares. Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period. The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period, which generally ends December 31, 2020, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.  As of March 31, 2018, the estimated number of probable shares to be issued is a total of 49,106 shares. If the maximum performance thresholds are met at the end of the performance period, a maximum number of 98,212 total shares could be issued.  If the minimum performance thresholds are not met, 37,796 shares would be issued at the end of the performance period.

2017 Performance Share Units

During the year ended December 31, 2017, the Company granted 73,893 performance share units with a grant date fair value of $128.2 million, based on a grant date fair value per share of $1,735.10. The actual number of shares to be issued will be determined upon completion of the performance period which generally ends December 31, 2019, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.

At March 31, 2018, there were 67,946 unvested 2017 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of March 31, 2018, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 85,639 shares. If the maximum performance thresholds are met at the end of the performance period, a maximum of 135,892 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 54,689 shares would be issued at the end of the performance period.

2016 Performance Share Units

During the year ended December 31, 2016, the Company granted 85,735 performance share units with a grant date fair value of $111.7 million, based on a weighted-average grant date fair value per share of $1,302.25. The actual number of shares to be issued will be determined upon completion of the performance period which generally ends December 31, 2018.

At March 31, 2018, there were 70,750 unvested 2016 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. As of March 31, 2018, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 113,660 shares. If the maximum thresholds are met at the end of the performance period, a maximum of 157,699 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 42,035 shares would be issued at the end of the performance period.

Stock Options

All outstanding employee stock options were assumed in acquisitions. The following table summarizes the activity for stock options during the three months ended March 31, 2018:

Employee Stock Options	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Balance, December 31, 2017	30,675	$401.61	$40,986	3.9
Exercised	(2,416)	$477.21
Forfeited	(11)	$66.98
Balance, March 31, 2018	28,248	$395.35	$47,599	3.6
Vested and exercisable as of March 31, 2018	28,160	$403.59	$47,509	3.6
Vested and exercisable as of March 31, 2018 and expected to vest thereafter	28,248	$395.35	$47,599	3.6

The aggregate intrinsic value of employee stock options exercised during the three months ended March 31, 2018 and 2017 was $3.9 million and $5.4 million, respectively. During the three months ended March 31, 2018 and 2017, stock options vested for 83 and 539 shares, respectively.

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Weighted-average number of basic common shares outstanding	48,349	49,192
Weighted-average dilutive stock options, restricted stock units and performance share units	282	227
Assumed conversion of Convertible Senior Notes	574	606
Weighted-average number of diluted common and common equivalent shares outstanding	49,205	50,025
Anti-dilutive potential common shares	1,432	2,256

Anti-dilutive potential common shares for the three months ended March 31, 2018 include approximately 1.0 million shares that could be issued under the Company's outstanding convertible notes. Under the treasury stock method, the convertible notes will generally have an anti-dilutive impact on net income per share if the conversion prices for the convertible notes exceed the Company's average stock price.

5.                                      INVESTMENTS

Short-term and Long-term Investments in Marketable Securities

The Company has classified its investments in marketable debt securities as available-for-sale securities. These securities are reported at estimated fair value with the aggregate unrealized gains and losses related to these investments, net of taxes, reflected as a part of "Accumulated other comprehensive income" in the Unaudited Consolidated Balance Sheets. Classification as short-term or long-term investment is based upon the maturity of the debt securities. As of March 31, 2018, the Company does not consider any of its investments to be other-than-temporarily impaired.

The Company's investments in marketable equity securities are reported at estimated fair value in the Unaudited Consolidated Balance Sheets. Pursuant to the adoption of the accounting update on financial instruments (see Note 1), for periods beginning after December 31, 2017, changes in fair value of the equity securities are recognized in net income rather than accumulated other comprehensive income. Therefore, the Company reclassified net unrealized gains of $298.7 million ($241.1 million net of tax) as of January 1, 2018 from accumulated other comprehensive income to retained earnings in the Unaudited Consolidated Balance Sheet. For the three months ended March 31, 2018, the Company recognized $54.5 million in "Net unrealized gains on marketable equity securities" in the Unaudited Consolidated Statement of Operations.

The following table summarizes, by major security type, the Company's investments as of March 31, 2018 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Debt securities:
International government securities	$461,389	$56	$(555)	$460,890
U.S. government securities	794,489	—	(4,064)	790,425
Corporate debt securities	2,952,709	256	(14,565)	2,938,400
U.S government agency securities	4,435	—	(27)	4,408
Commercial paper	46,581	—	—	46,581
Total short-term investments	$4,259,603	$312	$(19,211)	$4,240,704

Long-term investments:
Debt securities:
International government securities	$786,958	$1,760	$(584)	$788,134
U.S. government securities	555,413	—	(11,525)	543,888
Corporate debt securities	5,744,951	7,272	(71,499)	5,680,724
U.S. government agency securities	500	—	(6)	494
Ctrip convertible debt securities	1,275,000	136,013	—	1,411,013
Equity securities:
Ctrip equity securities	655,311	353,199	—	1,008,510
Total long-term investments	$9,018,133	$498,244	$(83,614)	$9,432,763

The Company's investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. As of March 31, 2018, the weighted-average life of the Company’s fixed income investment portfolio, excluding the Company's investment in Ctrip convertible debt securities, was approximately 1.6 years with an average credit quality of A+/A1/A+.

The Company invests in international government securities with high credit quality. As of March 31, 2018, investments in international government securities principally included debt securities issued by the governments of the Netherlands, France, Belgium, Austria and Germany.

The following table summarizes, by major security type, the Company's investments as of December 31, 2017 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Debt securities:
International government securities	$725,566	$246	$(436)	$725,376
U.S. government securities	996,112	5	(1,999)	994,118
Corporate debt securities	3,067,703	449	(4,837)	3,063,315
U.S. government agency securities	4,444	—	(30)	4,414
Commercial paper	72,650	—	—	72,650
Total short-term investments	$4,866,475	$700	$(7,302)	$4,859,873

Long-term investments:
Debt securities:
International government securities	$607,000	$1,588	$(678)	$607,910
U.S. government securities	844,910	2	(10,636)	834,276
Corporate debt securities	6,689,747	8,399	(41,722)	6,656,424
U.S. government agency securities	500	—	(6)	494
Ctrip convertible debt securities	1,275,000	103,100	(9,600)	1,368,500
Equity securities:
Ctrip equity securities	655,311	299,697	(1,012)	953,996
Total long-term investments	$10,072,468	$412,786	$(63,654)	$10,421,600

Investments in Ctrip

On May 26, 2015 and August 7, 2014, the Company invested $250 million and $500 million, respectively, in five-year senior convertible notes issued at par value by Ctrip. On December 11, 2015, the Company invested $500 million in a Ctrip ten-year senior convertible note issued at par value, which included a put option allowing the Company, at its option, to require a prepayment in cash from Ctrip at the end of the sixth year of the note. On September 12, 2016, the Company invested $25 million in a Ctrip six-year senior convertible note issued at par value, which included a put option allowing the Company, at its option, to require prepayment in cash from Ctrip at the end of the third year of the note. The Company determined that the economic characteristics and risks of the put option are clearly and closely related to the note, and therefore were not embedded derivatives.

The Company evaluated the conversion features for all Ctrip senior convertible notes and only the conversion feature associated with the September 2016 investment met the definition of an embedded derivative (see Note 6). The Company monitors the conversion features of these notes to determine whether they meet the definition of an embedded derivative during each reporting period. The Ctrip convertible notes have been marked-to-market in accordance with the accounting guidance for available-for-sale securities. As of March 31, 2018, the Company had also invested $655.3 million in Ctrip American Depositary Shares ("ADSs").

In connection with the Company's investments in Ctrip's convertible notes, Ctrip granted the Company the right to appoint an observer to its board of directors and permission to acquire its shares (through the acquisition of Ctrip ADSs in the open market) so that combined with ADSs issuable upon conversion of the August 2014, May 2015 and September 2016 convertible notes, the Company could hold up to an aggregate of approximately 15% of Ctrip's outstanding equity plus any ADSs issuable upon the conversion of the December 2015 convertible notes. As of March 31, 2018, the Company did not have significant influence over Ctrip.

Equity Investments without Readily Determinable Fair Value

The Company held investments in equity securities of private companies, which are typically at an early stage of development, of $450.9 million at March 31, 2018 and December 31, 2017. These investments are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer and are included in "Other assets" in the Company's Unaudited Consolidated Balance Sheets. There were no identified events or changes in circumstances to indicate a potential impairment with these investments as of March 31, 2018.

6.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value as of March 31, 2018 are classified in the categories described in the tables below (in thousands):

	Level 1	Level 2	Total
ASSETS:
Cash and restricted cash equivalents:
Money market funds	$1,930,983	$—	$1,930,983
International government securities	—	70,025	70,025
Time deposits	37,141	—	37,141
Short-term investments:
International government securities	—	460,890	460,890
U.S. government securities	—	790,425	790,425
Corporate debt securities	—	2,938,400	2,938,400
U.S government agency securities	—	4,408	4,408
Commercial paper	—	46,581	46,581
Long-term investments:
International government securities	—	788,134	788,134
U.S. government securities	—	543,888	543,888
Corporate debt securities	—	5,680,724	5,680,724
U.S. government agency securities	—	494	494
Ctrip convertible debt securities	—	1,411,013	1,411,013
Ctrip equity securities	1,008,510	—	1,008,510
Derivatives:
Currency exchange derivatives	—	440	440
Total assets at fair value	$2,976,634	$12,735,422	$15,712,056

	Level 1	Level 2	Total
LIABILITIES:
Currency exchange derivatives	$—	$1,853	$1,853

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

Investments in corporate debt securities, U.S. and international government securities, commercial paper, government agency securities and convertible debt securities are considered "Level 2" valuations because the Company has access to quoted prices, but does not have visibility into the volume and frequency of trading for all of these investments. For the Company's investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.

The Company's derivative instruments are valued using pricing models. Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility and currency rates. Derivatives are considered "Level 2" fair value measurements. The Company's derivative instruments are typically short-term in nature.

As of March 31, 2018 and December 31, 2017, the Company's cash consisted of bank deposits. Other financial assets and liabilities, including restricted cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings are carried at cost which approximates their fair value because of the short-term nature of these items. As of March 31, 2018 and December 31, 2017, the Company held investments in equity securities of private companies of $450.9 million and these investments are accounted for under the cost method of accounting (see Note 5). See Note 5 for information on the carrying value of the Company's investments in marketable securities, Note 8 for the estimated fair value of the Company's outstanding Senior Notes and Note 12 for the Company's contingent liabilities associated with business acquisitions.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations. The Company limits these risks by following established risk management policies and procedures, including the use of derivatives. The Company does not use derivatives for trading or speculative purposes. All derivative instruments are recognized in the Unaudited Consolidated Balance Sheets at fair value. Gains and losses resulting from changes in the fair value of derivative instruments that are not designated as hedging instruments for accounting purposes are recognized in the Unaudited Consolidated Statements of Operations in the period that the changes occur. Changes in the fair value of derivatives designated as net investment hedges were recorded as foreign currency translation adjustments to offset a portion of the foreign currency translation adjustment from Euro-denominated net assets held by certain subsidiaries and were recognized in the Unaudited Consolidated Balance Sheets in "Accumulated other comprehensive income."

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation. The Company enters into average-rate derivative contracts to hedge translation risks from short-term currency exchange rate fluctuations for the Euro, British Pound Sterling and certain other currencies versus the U.S. Dollar. As of March 31, 2018 and December 31, 2017, there were no outstanding derivative contracts related to foreign currency translation risks.

The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in currency exchange rates on its transactional balances denominated in currencies other than the functional currency. Derivative assets are included in "Prepaid expenses and other current assets" and derivative liabilities are included in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheets. Derivatives associated with these transaction risks resulted in foreign currency gains of $20.6 million and $6.8 million for the three months ended March 31, 2018 and 2017, respectively. These mark-to-market adjustments on the derivative contracts, offset by the effect of changes in currency exchange rates on transactions denominated in currencies other than the functional currency, resulted in net losses of $5.4 million and $5.9 million for the three months ended March 31, 2018 and 2017. These net impacts related to these derivatives are reported in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments resulted in net cash inflows of $18.2 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively, and are reported within "Net cash provided by operating activities" in the Unaudited Consolidated Statements of Cash Flows.

Embedded Derivative — In September 2016, the Company invested $25 million in a Ctrip convertible note (see Note 5). The Company determined that the conversion option for this note met the definition of an embedded derivative. At March 31, 2018 and December 31, 2017, the embedded derivative had an estimated fair value of $2.1 million and $1.8 million, respectively, and is reported in the Unaudited Consolidated Balance Sheets with its host contract in "Long-term investments." The embedded derivative is bifurcated for measurement purposes only. The mark-to-market adjustments are included in "Foreign currency transactions and other" in the Company's Unaudited Consolidated Statement of Operations.

7.                                      INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted- Average Useful Life
Supply and distribution agreements	$1,068,509	$(377,529)	$690,980	$1,056,660	$(355,000)	$701,660	3 - 20 years	16 years

Technology	137,800	(110,620)	27,180	137,288	(104,478)	32,810	1 - 5 years	5 years

Patents	1,623	(1,623)	—	1,623	(1,623)	—	15 years	15 years

Internet domain names	43,272	(30,262)	13,010	42,265	(28,802)	13,463	5 - 20 years	8 years

Trade names	1,783,038	(374,316)	1,408,722	1,779,076	(350,447)	1,428,629	4-20 years	19 years

Non-compete agreements	21,900	(21,694)	206	21,900	(21,639)	261	3-4 years	3 years
Total intangible assets	$3,056,142	$(916,044)	$2,140,098	$3,038,812	$(861,989)	$2,176,823

Intangible assets are amortized on a straight-line basis.  Amortization expense was approximately $46.6 million and $43.0 million for the three months ended March 31, 2018 and 2017, respectively.

The amortization expense for intangible assets for the remainder of 2018 and the annual expense for the next five years and thereafter is expected to be as follows (in thousands):

Remainder of 2018	$127,026
2019	162,014
2020	153,821
2021	147,461
2022	144,560
2023	142,444
Thereafter	1,262,772
$2,140,098

A roll-forward of goodwill for the three months ended March 31, 2018 consisted of the following (in thousands):

Balance at December 31, 2017	$2,737,671
Currency translation adjustments	17,076
Balance at March 31, 2018	$2,754,747

A substantial portion of the Company's intangibles and goodwill relates to the acquisition of OpenTable in July 2014 and KAYAK in May 2013. There were no events or changes in circumstances to indicate a potential impairment to goodwill or intangible assets as of March 31, 2018.

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

The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility would be used for working capital and general corporate purposes, which could include acquisitions, share repurchases or debt repayments. There were no borrowings outstanding and $3.9 million and $3.8 million of letters of credit issued under the facility at March 31, 2018 and December 31, 2017, respectively.

Outstanding Debt

Outstanding debt as of March 31, 2018 consisted of the following (in thousands):

March 31, 2018	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Short-term debt:
0.35% Convertible Senior Notes due June 2020	$1,000,000	$(58,343)	$941,657
Long-term debt:
0.9% Convertible Senior Notes due September 2021	$1,000,000	$(77,838)	$922,162
0.8% (€1 Billion) Senior Notes due March 2022	1,229,850	(5,916)	1,223,934
2.15% (€750 Million) Senior Notes due November 2022	922,388	(4,493)	917,895
2.75% Senior Notes due March 2023	500,000	(3,051)	496,949
2.375% (€1 Billion) Senior Notes due September 2024	1,229,850	(11,992)	1,217,858
3.65% Senior Notes due March 2025	500,000	(3,180)	496,820
3.6% Senior Notes due June 2026	1,000,000	(6,644)	993,356
1.8% (€1 Billion) Senior Notes due March 2027	1,229,850	(5,004)	1,224,846
3.55% Senior Notes due March 2028	500,000	(3,402)	496,598
Total long-term debt	$8,111,938	$(121,520)	$7,990,418

Outstanding debt as of December 31, 2017 consisted of the following (in thousands):

December 31, 2017	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Short-term debt:
1.0% Convertible Senior Notes due March 2018	$714,304	$(3,394)	$710,910
Long-term debt:
0.35% Convertible Senior Notes due June 2020	$1,000,000	$(64,825)	$935,175
0.9% Convertible Senior Notes due September 2021	1,000,000	(83,272)	916,728
0.8% (€1 Billion) Senior Notes due March 2022	1,200,800	(6,238)	1,194,562
2.15% (€750 Million) Senior Notes due November 2022	900,600	(4,683)	895,917
2.75% Senior Notes due March 2023	500,000	(3,203)	496,797
2.375% (€1 Billion) Senior Notes due September 2024	1,200,800	(12,240)	1,188,560
3.65% Senior Notes due March 2025	500,000	(3,290)	496,710
3.6% Senior Notes due June 2026	1,000,000	(6,840)	993,160
1.8% (€1 Billion) Senior Notes due March 2027	1,200,800	(5,136)	1,195,664
3.55% Senior Notes due March 2028	500,000	(3,485)	496,515
Total long-term debt	$9,003,000	$(193,212)	$8,809,788

Based upon the closing price of the Company's common stock for the prescribed measurement period for the three months ended March 31, 2018, the contingent conversion threshold on the 2020 Notes (as defined below) was exceeded. Therefore, the 2020 Notes are currently convertible at the option of the holders and, accordingly, the Company reported the carrying value of the 2020 Notes as a current liability in the Company's Unaudited Consolidated Balance Sheet as of March 31, 2018. Since these notes are convertible at the option of the holders and the principal amount is required to be paid in cash, the Company reclassified the unamortized debt discount for the 2020 Notes in the amount of $51.4 million before tax as of March 31, 2018, from additional paid-in-capital to convertible debt in the mezzanine section in the Company's Unaudited Consolidated Balance Sheet. The contingent conversion threshold on the 2020 Notes was not exceeded at December 31, 2017, therefore, the 2020 Notes were reported as non-current liabilities in the Consolidated Balance Sheet as of that date. The determination of whether or not the 2020 Notes are convertible is performed on a quarterly basis. Consequently, the 2020 Notes may not be convertible in future quarters, and therefore, may again be classified as long-term debt, if the contingent conversion threshold is not met in such quarters.

The 2018 Notes (as defined below) became convertible on December 15, 2017, at the option of the holders, and remained convertible until the scheduled trading day immediately preceding the maturity date of March 15, 2018. Therefore, as of December 31, 2017, the Company reported the carrying value of the 2018 Notes as a current liability and reclassified the unamortized debt discount for the 2018 Notes in the amount of $3.0 million before tax from additional paid-in-capital to convertible debt in the mezzanine section in the Consolidated Balance Sheet as of that date.

The contingent conversion thresholds on the 2021 Notes (as defined below) were not exceeded at March 31, 2018 or December 31, 2017, and therefore these notes were reported as a non-current liability in the Unaudited Consolidated Balance Sheets.

Fair Value of Debt

As of March 31, 2018 and December 31, 2017, the estimated fair value of the outstanding Senior Notes was approximately $10.1 billion and $11.1 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period. A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the Convertible Senior Notes.

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

In March 2012, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due March 15, 2018, with an interest rate of 1.0% (the "2018 Notes"). The 2018 Notes were convertible, subject to certain conditions, into the Company's common stock at a conversion price of approximately $944.61 per share. For the three months ended March 31, 2018, in connection with the maturity of the 2018 Notes, the Company paid $714.3 million to satisfy the aggregate principal amount due and paid an additional $773.2 million in satisfaction of the conversion value in excess of the principal amount.

Cash-settled convertible debt, such as the Company's Convertible Senior Notes, is separated into debt and equity components at issuance and each component is assigned a value.  The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount. Debt discount is amortized using the effective interest rate method over the period from the origination date through the stated maturity date. The Company estimated the straight debt borrowing rates at debt origination to be 3.18% for the 2021 Notes, 3.13% for the 2020 Notes, and 3.50% for the 2018 Notes. The yield to maturity was estimated at an at-market coupon priced at par.

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

For the three months ended March 31, 2018 and 2017, the Company recognized interest expense of $19.8 million and $24.0 million, respectively, related to convertible notes, which was comprised of $4.5 million and $5.6 million, respectively, related to the contractual coupon interest, $14.5 million and $17.2 million, respectively, related to the amortization of debt discount and $0.8 million and $1.2 million respectively, related to the amortization of debt issuance costs. For the three months ended March 31, 2018 and 2017, included in the amortization of debt discount mentioned above was $0.7 million of original issuance discount related to the 2020 Notes. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt. The weighted-average effective interest rates for the three months ended March 31, 2018 and 2017 are 3.3% and 3.4%, respectively.

Other Long-term Debt

In August 2017, the Company issued Senior Notes due March 15, 2023, with an interest rate of 2.75% (the "2023 Notes") for an aggregate principal amount of $500 million. The 2023 Notes were issued with an initial discount of $0.7 million. In addition, the Company paid $2.7 million in debt issuance costs during the year ended December 31, 2017. Interest on the 2023 Notes is payable semi-annually on March 15 and September 15.

In August 2017, the Company issued Senior Notes due March 15, 2028, with an interest rate of 3.55% (the "2028 Notes") for an aggregate principal amount of $500 million. The 2028 Notes were issued with an initial discount of $0.4 million. In addition, the Company paid $3.2 million in debt issuance costs during the year ended December 31, 2017. Interest on the 2028 Notes is payable semi-annually on March 15 and September 15.

In March 2017, the Company issued Senior Notes due March 10, 2022, with an interest rate of 0.8% (the "March 2022 Notes") for an aggregate principal amount of 1.0 billion Euros. The March 2022 Notes were issued with an initial discount of 2.1 million Euros. In addition, the Company paid $5.0 million in debt issuance costs during the year ended December 31, 2017. Interest on the March 2022 Notes is payable annually on March 10. Subject to certain limited exceptions, all payments of interest and principal for the March 2022 Notes will be made in Euros.

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

For the three months ended March 31, 2018 and 2017, the Company recognized interest expense of $43.3 million and $30.6 million, respectively, related to other long-term debt, which was principally comprised of $41.6 million and $29.5 million, respectively, related to the contractual coupon interest. The remaining interest expense relates to the amortization of debt discount and debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt.

In March 2016, the Company received a ten-year loan from the State of Connecticut in the amount of $2.5 million with an interest rate of 1% in connection with the construction of office space in Connecticut.  In 2017, $1.0 million of the loan was forgiven as a result of meeting certain employment and salary conditions. The remaining balance of the loan will be forgiven in 2019 if certain employment and salary conditions are met. As of March 31, 2018 and December 31, 2017, the loan in the amount of $1.5 million is reported in "Other long-term liabilities" in the Unaudited Consolidated Balance Sheets.

9.                                      TREASURY STOCK

In the first quarter of 2016, the Company's Board of Directors authorized a program to repurchase up to $3.0 billion of the Company's common stock. In the first quarter of 2017, the Company's Board of Directors authorized an additional program to repurchase up to $2.0 billion of the Company's common stock. In the first quarter of 2018, the Company's Board of Directors authorized an additional program to repurchase up to $8.0 billion of the Company's common stock. As of March 31, 2018, the Company had a remaining authorization of $9.8 billion to repurchase its common stock. The Company may make repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any repurchase of common stock and the amount of common stock repurchased will be determined at the Company's discretion. Additionally, the Board of Directors has given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

In the three months ended March 31, 2018, the Company repurchased a total of 373,119 shares of its common stock in the open market for an aggregate cost of $731.6 million, which included 314,076 shares for $611.7 million acquired through its general repurchase programs and 59,043 shares for $119.9 million withheld to satisfy employee withholding tax obligations related to stock-based compensation.

In the three months ended March 31, 2017, the Company repurchased a total of 124,915 shares of its common stock in the open market for an aggregate cost of $212.3 million, which included 80,027 shares for $135.0 million acquired through its general repurchase programs and 44,888 shares for $77.3 million withheld to satisfy employee withholding tax obligations related to stock-based compensation.

In the three months ended March 31, 2018, stock repurchases in March 2018 of 13,578 shares for an aggregate cost of $28.0 million were settled in April 2018. In the three months ended December 31, 2017, stock repurchases in December 2017 of 18,217 shares for an aggregate cost of $32.0 million were settled in January 2018.

For the three months ended March 31, 2018 and 2017, the Company remitted $103.2 million and $69.8 million of employee withholding taxes, respectively, to the tax authorities, which is different from the aggregate cost of the shares withheld for taxes for each period due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Unaudited Consolidated Statements of Cash Flows.

As of March 31, 2018, there were 14,589,938 shares of the Company's common stock held in treasury.

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

The Company's effective tax rate for the three months ended March 31, 2018 was 19.4% compared to 13.6% for the three months ended March 31, 2017. The Company's 2018 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax and current year excess tax benefits of $13.5 million recognized from the vesting of equity awards, partially offset by the effect of higher international tax rates and U.S. federal and state tax associated with the Company's current year international earnings, resulting from the introduction of the Tax Act. The Company's 2017 effective tax rate differs from the U.S. federal statutory tax rate of 35%, primarily as a result of lower international tax rates and current year excess tax benefits of $9.9 million recognized from the vesting of equity awards, partially offset by certain nondeductible expenses.

The Company's effective tax rate was higher for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily as a result of U.S. federal and state tax associated with the Company's current year international earnings, resulting from the introduction of the Tax Act, and the increase in the Netherlands Innovation Box Tax rate from 5% to 7% as disclosed below. In addition, the Company recorded a tax benefit during the three months ended March 31, 2017 related to U.S. state tax law changes and other deductible expenses.

During the three months ended March 31, 2018 and 2017, a substantial majority of the Company's income was generated in the Netherlands. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 7% ("Innovation Box Tax") beginning on or after January 1, 2018 (at a rate of 5% previously) rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings during the three months ended March 31, 2018 and 2017 qualifies for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those periods.

U.S. Tax Reform

On December 22, 2017, the Tax Act was enacted into law in the United States. The Tax Act made significant changes to U.S. federal tax law, including a reduction in the U.S. federal statutory tax rate from 35% to 21%, effective January 1, 2018. The Tax Act imposed a one-time deemed repatriation tax on accumulated unremitted international earnings, to be paid over eight years. The Company recorded provisional income tax expense of approximately $1.6 billion during the year ended December 31, 2017, which included U.S. state income taxes and international withholding taxes, related to the mandatory deemed repatriation of estimated accumulated international earnings of approximately $16.5 billion. The Company also recorded a provisional net income tax benefit of approximately $217.0 million during the year ended December 31, 2017 related to the remeasurement of the Company’s U.S. deferred tax assets and liabilities due to the reduction of the U.S. federal statutory rate from 35% to 21%. The Company currently expects to use approximately $204 million of deferred tax assets related to federal net operating loss carryforwards ("NOLs") and approximately $46 million of other tax credit carryforwards, and accordingly reduced the transition tax liability to approximately $1.3 billion, which is presented as "Long-term U.S. transition tax liability" in the Unaudited Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017.

At March 31, 2018, the Company had not completed its accounting for the tax effects of the Tax Act that were recorded as provisional during the year ended December 31, 2017 in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”). The Company is continuing to analyze its accumulated unremitted international earnings subject to the U.S. federal deemed repatriation tax, and the Company is still evaluating whether and to what extent it will utilize its NOLs against the transition tax liability, which may impact the Company’s U.S. deferred tax assets and liabilities. As the Company refines its estimates and continues to evaluate the Tax Act, the Company will adjust its provision for income taxes in the period when a change in estimate occurs. The Company’s final accounting for the tax effects of the Tax Act may materially differ from the provisional amounts recorded during the year ended December 31, 2017 as a result of regulatory guidance that may be issued and changes in our assumptions and interpretations based on this guidance. The Company expects to complete its accounting within the measurement period.

The Tax Act also introduced in 2018 a tax on 50% of Global Intangible Low-Taxed Income (“GILTI”), which is income determined to be in excess of a specified routine rate of return. Since the Company is still reviewing GILTI provisions and expects further guidance from the U.S. Treasury Department, Internal Revenue Service, state tax authorities and/or other authorities on the application of these provisions, the Company has not yet adopted an accounting policy as to whether the Company will treat taxes on GILTI as period costs or whether the Company will recognize deferred tax assets and liabilities when basis differences exist that are expected to affect the amount of GILTI inclusion upon reversal.

11.                                      ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below provides the balances for each classification of accumulated other comprehensive income as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Foreign currency translation adjustments, net of tax benefit of $80,468 and $64,445, respectively (1)	$45,176	$(15,700)

Net unrealized gains on marketable securities, net of tax:
Net unrealized gains on marketable equity securities, net of tax charge of $57,597 (2)	—	241,088
Net unrealized gains on marketable debt securities, net of tax charge of $31,475 and $32,903, respectively (3)	11,230	11,594

Accumulated other comprehensive income	$56,406	$236,982

(1) Foreign currency translation adjustments, net of tax, at March 31, 2018 and December 31, 2017, include accumulated net losses from fair value adjustments of $35.0 million after tax ($52.6 million before tax) associated with previously settled derivatives that were designated as net investment hedges.

Foreign currency translation adjustments, net of tax, include foreign currency transaction losses of $273.4 million after tax ($346.7 million before tax) and $190.4 million after tax ($237.2 million before tax) at March 31, 2018 and December 31, 2017, respectively, associated with the Company's Euro-denominated debt. The Company's Euro-denominated debt is designated as a hedge against the impact of currency fluctuations on its Euro-denominated net assets (see Note 8).

The remaining balance in foreign currency translation adjustments relates to the cumulative impacts of currency fluctuations on the Company's international non-U.S. Dollar denominated net assets. During the three months ended March 31, 2018, the Company recorded deferred tax charges of $10.5 million related to its one-time deemed repatriation tax liability recorded at December 31, 2017 and current year foreign earnings subject to U.S. federal and state income tax, resulting from the introduction of the Tax Act. Prior to January 1, 2018, foreign currency translation adjustments excluded U.S. federal and state income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States.

(2)       Net unrealized gains on marketable equity securities, net of tax, at December 31, 2017 related to changes in the fair value of the Company's investment in Ctrip equity securities (see Note 5). Net unrealized gains before tax on equity securities at December 31, 2017 were $298.7 million, of which unrealized gains of $319.9 million were exempt from tax in the Netherlands. Unrealized losses of $21.2 million were taxable at a 25% tax rate in the Netherlands, which resulted in a tax benefit of $5.3 million at December 31, 2017. The Company also recorded U.S. tax charges of $62.9 million at December 31, 2017 related to these investments. Changes in fair value subsequent to January 1, 2018 are recognized in net income (see Note 1).

(3) Net unrealized gains on marketable debt securities, net of tax, relates to changes in the fair value of the Company's investments in debt securities (see Note 5). Net unrealized gains before tax on debt securities at March 31, 2018 and December 31, 2017 were $42.7 million and $44.5 million, respectively, of which unrealized losses of $52.9 million and $85.3 million, respectively, were exempt from tax in the Netherlands. Unrealized gains of $95.6 million and $129.8 million at March 31, 2018 and December 31, 2017, respectively, were taxable at a 25% tax rate in the Netherlands, resulting in tax charges of $23.9 million and $32.4 million, respectively. The Company also recorded U.S. tax charges of $7.6 million and $0.5 million at March 31, 2018 and December 31, 2017, respectively, related to these investments.

12.                                      COMMITMENTS AND CONTINGENCIES

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

On July 1, 2015, Booking.com voluntarily implemented the commitments given to the French, Italian and Swedish NCAs throughout the European Economic Area and Switzerland. Nearly all NCAs in the European Economic Area have now closed their investigations following Booking.com's implementation of the commitments in their jurisdictions. Booking.com has also agreed with the NCAs in Australia, New Zealand, Georgia and Brazil to implement the narrow price parity clause in these countries. However, the Australian NCA recently re-opened its investigation into Booking.com's use of price parity clauses in agreements with accommodation providers. In January 2017, the Turkish NCA imposed fines on Booking.com following an investigation into Booking.com's "wide" parity clauses. Following the Turkish NCA's decision, Booking.com implemented the narrow price parity clause in Turkey. Booking.com is in ongoing discussions with various NCAs in other countries regarding their concerns. The Company is currently unable to predict the long-term impact the implementation of these commitments will have on Booking.com's business, on investigations by other countries, or on industry practice more generally.

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

European NCAs are continuing to review the activities of online platforms, including through the use of consumer protection powers. On October 27, 2017 the United Kingdom's NCA launched a consumer law investigation into the clarity, accuracy and presentation of information on hotel booking sites with a specific focus on the display of search results, claims regarding discounts, methods of "pressure selling" (such as creating false impressions regarding room availability) and failure to disclose hidden charges.  The consumer protection department of the German NCA announced the opening of a sector inquiry into online price comparison sites in various sectors including travel and hotels on October 24, 2017.  Further, on March 9, 2018, the Danish NCA announced that it had begun a review of the competitive conditions of the online hotel booking market. Outside Europe, the Singaporean NCA announced on April 9, 2018 the launch of a market review into the online travel sector, with a focus on agreements between booking platforms and flight and hotel service providers. The Australian House of Representatives Standing Committee on Industry, Innovation, Science and Resources has also commenced an inquiry into the impacts of global online companies on local businesses in Australia. We are unable to predict what, if any, effect such actions will have on our business, industry practices or online commerce more generally.

Competition-related investigations, legislation or issues could also give rise to private litigation. For example, Booking.com is involved in private litigation in Sweden related to its narrow price parity provisions. We are unable to predict how this litigation will be resolved, or whether it will impact Booking.com's business in Sweden.

French Tax Matter

French tax authorities conducted an audit of Booking.com of the years 2003 through 2012. They are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income taxes and value-added taxes. In December 2015, the French tax authorities issued Booking.com assessments related to those tax years for approximately 356 million Euros, the majority of which would represent penalties and interest. The Company believes that Booking.com has been, and continues to be, in compliance with French tax law, and the Company is contesting the assessments. The Company's objection to the assessments was denied by the French tax authorities. If the Company is unable to resolve the matter with the French tax authorities, it would expect to challenge the assessments in the French courts. In order to contest the assessments in court, the Company may be required to pay, upfront, the full amount or a significant part of any such assessments, though such payment would not constitute an admission by the Company that it owes the taxes. Alternatively, any resolution or settlement of the matter with the French tax authorities may also require a payment as part of such resolution or settlement. French tax authorities have begun a similar audit of the tax years 2013 through 2015, which could result in additional assessments.

Turkish Matter

From time to time the Company has been subject to legal proceedings and claims regarding whether it is subject to local registration requirements, such as requirements to register as a travel agent. In March 2017, in connection with a lawsuit begun in 2015 by the Association of Turkish Travel Agencies claiming that Booking.com is required to meet certain registration requirements in Turkey, a Turkish court ordered Booking.com to suspend offering Turkish hotels and accommodations to Turkish residents. Although Booking.com is appealing the order and believes it to be without basis, this order has had a negative impact on the Company's growth and results of operations, and is expected to continue to negatively impact the Company's results of operations.
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

From time to time, the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third-party intellectual property rights. The Company is also subject to legal proceedings in the United States related to travel transaction taxes (e.g., hotel occupancy taxes, sales taxes, etc.). Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, divert management's attention from the Company's business objectives and adversely affect the Company's business, results of operations, financial condition and cash flows.

Contingent Consideration for Business Acquisitions

As of March 31, 2018 and December 31, 2017, the Company's Unaudited Consolidated Balance Sheets included a long-term liability of approximately $9 million for estimated contingent payments, which was considered a "Level 3" fair value measurement (see Note 6). The estimated acquisition-date contingent liability is based upon the probability-weighted average payments for specific performance factors from the acquisition date through the performance period which ends at March 31, 2019. The range of undiscounted outcomes for the estimated contingent payments is approximately $0 to $90 million.

Building Construction

In September 2016, the Company signed a turnkey agreement to construct an office building in the Netherlands, which will be the future headquarters of the Booking.com business. The turnkey agreement provided for payments by Booking.com of approximately 270 million Euros and consists of two components, land-use rights and the building to be constructed. Upon signing this agreement, Booking.com paid approximately 48 million Euros to the developer, which included approximately 43 million Euros for the acquired land-use rights and approximately 5 million Euros for the building construction. The land-use rights are included in "Other assets" and the building construction-in-progress is included in "Property and equipment, net" in the Unaudited Consolidated Balance Sheets at March 31, 2018 and December 31, 2017. The land-use rights asset and required future lease payments to the Municipality in Amsterdam of approximately 60 million Euros are recognized as rent expense on a straight-line basis over the remaining 49-year term of the lease and are recorded in general and administrative expense in the Unaudited Consolidated Statements of Operations. Booking.com paid approximately 34 million Euros related to the building construction in the first quarter of 2018, with the remaining amount being paid periodically from the second quarter of 2018 until the expected completion of the building in early 2021. The Company will also make additional capital expenditures to fit out and furnish the office space.

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

Overview

Our mission is to help people experience the world. We aim to achieve our mission to help people experience the world through global leadership in online travel and restaurant reservation and related services by:

•	providing consumers with the best choices and prices at any time, in any place, on any device;

•	making it easy for people to find, book and experience their travel desires; and

•	providing platforms, tools and insights to our business partners to help them be successful.

We operate six primary brands:

•	Booking.com - the world’s leading brand for booking online accommodation reservations, based on room nights booked.

•	priceline - a leading hotel, rental car, airline ticket and vacation package reservation service in the United States.

•
KAYAK - a leading meta-search service allowing consumers to easily search and compare travel itineraries and prices, including airline ticket, accommodation and rental car reservation information, from hundreds of travel websites at once. Results for KAYAK include the Momondo Group since it was acquired in July 2017.

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

Our business is driven primarily by international results, which consist of the results of Booking.com, Rentalcars.com (which began operating as part of Booking.com on January 1, 2018) and agoda.com and the international businesses of KAYAK and OpenTable. This classification is independent of where the consumer resides, where the consumer is physically located while using our services or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com at a hotel in New York by a consumer in the United States is part of our international results. During the year ended December 31, 2017, our international business (the substantial majority of which is generated by Booking.com) represented approximately 89% of our consolidated gross profit.

We derive substantially all of our revenue from the following sources:

•	Commissions earned from facilitating reservations of accommodations, rental cars and other travel services on an agency basis;

•	Transaction revenues on a merchant basis and customer processing fees from our accommodation, rental car, airline ticket and vacation package reservation services;

•
Advertising revenues primarily earned by KAYAK from sending referrals to online travel companies ("OTCs") and travel service providers, as well as from advertising placements on KAYAK's websites and mobile apps;

•	Reservation revenues paid by restaurants for diners seated through OpenTable's online reservation services, subscription fees for restaurant reservation management services provided by OpenTable; and

•	Ancillary revenues including travel insurance fees and global distribution system ("GDS") reservation booking fees, in each case related to certain of our travel services.

Our priceline brand offers merchant Name Your Own Price® opaque travel services, which were previously recorded in revenue on a "gross" basis with the amount remitted to the travel service providers reported as cost of revenues. Under the current revenue standard, Name Your Own Price® revenues are reported on a net basis with the amount remitted to the travel service providers recorded as an offset in merchant revenues. Therefore, for periods beginning after December 31, 2017, we no longer present "Cost of revenues" or "Gross profit" in our Consolidated Statements of Operations. Total revenues for periods beginning after December 31, 2017 are comparable to gross profit reported in prior periods. For further information on the adoption of the current revenue standard, see Note 2 to the Unaudited Consolidated Financial Statements.

Trends

Over the last several years we have experienced strong growth in our accommodation reservation services. We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the widespread adoption of mobile devices and the growth of travel overall, including in higher growth emerging markets such as Asia-Pacific and South America. We also believe this growth is the result of the continued innovation and execution by our teams around the world to add accommodations to our travel reservation services, increase and improve content, build distribution and improve the consumer experience on our websites and mobile apps, as well as consistently and effectively marketing our brands through performance and brand marketing efforts. These year-over-year growth rates have generally decelerated. Given the size of our accommodation reservation business, we expect that our year-over-year growth rates will generally continue to decelerate, though the rate of deceleration may fluctuate and there may be periods of acceleration from time to time.

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

Our growth has primarily been generated by our worldwide accommodation reservation service brand, Booking.com, which is our most significant brand, and has been due, in part, to the availability of a large and growing number of instantly bookable properties through Booking.com. Booking.com included approximately 1,740,000 properties on its website as of March 31, 2018, consisting of approximately 415,000 hotels, motels and resorts and approximately 1,325,000 homes, apartments and other unique places to stay, compared to approximately 1,191,000 properties (including approximately 351,000 hotels, motels and resorts and approximately 840,000 homes, apartments, and other unique places to stay) as of March 31, 2017. Booking.com categorizes properties listed on its website as either (a) hotels, motels and resorts, which groups together more traditional accommodation types (including hostels, resorts, inns and motels), or (b) homes, apartments and other unique places to stay, also referred to as alternative accommodations, which encompasses all other types of accommodations, including homes, apartments, villas and beyond.

We intend to continue to invest in adding accommodations available for reservation on our platforms, such as hotels, motels, resorts, homes, apartments and other unique places to stay. Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because alternative accommodations are often either a single unit or a small collection of independent units, these properties generally represent more limited booking opportunities than hotels, motels and resorts, which generally have more units to rent per property. Further, alternative accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors or may not be available at peak times due to use by the property owners. We may also experience lower profit margins with respect to these properties due to certain additional costs related to offering these accommodations on our websites. As we increase our alternative accommodation business, these different characteristics could negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our websites, we expect that our gross bookings growth rate and property growth rate will continue to diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of alternative accommodation properties increases, the number of reservations per property will likely continue to decrease. We believe that continuing to expand the number and variety of accommodations available through our services, in particular Booking.com, will help us to continue to grow our accommodation reservation business.

As part of our strategy to increase the number and variety of accommodations available on Booking.com, Booking.com is increasingly processing transactions on a merchant basis where it facilitates payments on behalf of customers. This allows Booking.com to process transactions for properties that do not accept credit cards and to increase its ability to offer secure and flexible transaction terms to consumers, such as the form and timing of payment. We believe that adding these types of properties and service offerings will benefit our customers and our gross bookings, room night and earnings growth rates. However, this results in additional expenses for personnel, payment processing, chargebacks and other expenses related to these transactions and are recorded in "Personnel" and "Sales and other expenses" in our Unaudited Statements of Operations. As this business continues to grow, we may experience a significant increase in these expenses, which would negatively impact our operating margins.

Perceived or actual adverse economic conditions, including slow, slowing or negative economic growth, rising unemployment rates and weakening currencies and concerns over government responses such as higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand. Further, political uncertainty, conditions or events, such as the United Kingdom's decision to leave the European Union ("Brexit") and concerns regarding certain E.U. members with sovereign debt default risks can also negatively affect consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates, increased cancellation rates and weaker trends in hotel average daily rates ("ADRs") across many regions of the world, particularly in those countries that appear to be most affected by economic and political uncertainties, which we believe are due at least in part to these macro-economic conditions and concerns. For more detail, see Part II Item 1A Risk Factors - "Declines or disruptions in the travel industry could adversely affect our business and financial performance."
These and other macro-economic uncertainties, such as geopolitical tensions and differing central bank monetary policies, have led to significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling and other currencies. Significant fluctuations in currency exchange rates, stock markets and oil prices can also impact consumer travel behavior.
As noted earlier, our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. As a result of currency exchange rate changes, our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses and net income are higher as expressed in U.S. Dollars for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. For example, total revenues in 2018 compared to gross profit in 2017 from our international operations grew 26.2% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, but, without the positive impact of changes in currency exchange rates, grew year-over-year on a constant-currency basis by approximately 17%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated long-term debt, and accrued interest thereon, provide a natural hedge against the impact of currency exchange rate fluctuations on the net assets of certain of our Euro functional currency subsidiaries. For more information, see Part II Item 1A Risk Factors - "We are exposed to fluctuations in currency exchange rates."
We generally enter into derivative instruments to minimize the impact of short-term currency fluctuations on the translation of our consolidated operating results into U.S. Dollars. However, such derivative instruments are short-term in nature and not designed to hedge against currency fluctuations that could impact growth rates for our gross bookings or revenues (see Note 6 to our Unaudited Consolidated Financial Statements for additional information on our derivative contracts).
We compete globally with both online and traditional providers of travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive and current and new competitors can launch new services to compete with us at relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have access to significantly greater and more diversified resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market, including by establishing a flight meta-search product (Google Flights) and a hotel meta-search business (Google Hotel Ads) that are growing rapidly, as well as its "Book on Google" reservation functionality and its Google Trips app. Our markets are also subject to rapidly changing conditions, including technological developments, consumer behavior changes, regulatory changes and travel service provider consolidation. We expect these trends to continue. For example, we have experienced a significant shift of both direct and indirect business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. In addition, the revenue earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay, have lower ADRs and are not made as far in advance. For more detail regarding the competitive trends and risks we face, see Part II Item 1A Risk Factors - "Intense competition could reduce our market share and harm our financial performance." and "Consumer adoption and use of mobile devices creates new challenges and may enable device companies such as Apple to compete directly with us." and "We may not be able to keep up with rapid technological changes."
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

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Both our performance and brand marketing expenses have increased significantly in recent years, a trend we expect to continue. For the three months ended March 31, 2018 and 2017, our total performance marketing expense was approximately $1.1 billion and $1.0 billion, respectively, primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our websites. We also invested approximately $101 million and $81 million in brand marketing for the three months ended March 31, 2018 and 2017, respectively, primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook), online display advertising and other brand marketing. We intend to continue a strategy of promoting brand awareness through both online and offline marketing efforts, including by expanding brand campaigns into additional markets, which may significantly increase our brand marketing expenses in 2018. We have observed increased brand marketing by OTCs, meta-search services and travel service providers, particularly in North America and Europe, which may make our brand marketing efforts more expensive and less effective.

Performance marketing efficiency, expressed as performance marketing expense as a percentage of total revenues in 2018 or as a percentage of gross profit in 2017, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs per click and reduce our performance marketing efficiency. We have also experienced increasing cancellation rates, which we expect to continue and which negatively affects our marketing efficiency and results of operations. Changes by Google in how it presents travel search results, including by placing its own offerings at or near the top of search results, or the manner in which it conducts the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites. Similarly, changes by our other search and meta-search partners in how they present travel search results or the manner in which they conduct the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites.

We have observed a long-term trend of decreasing performance marketing returns on investment ("ROIs"), a trend we expect to continue, though the rate of decrease may fluctuate and there may be periods of stable or increasing ROIs from time to time. In addition, we may from time to time, as we did in the third and fourth quarters of 2017 and in the first quarter of 2018, pursue a strategy of improving our performance marketing ROIs, which could negatively impact growth and positively impact performance marketing efficiency. When evaluating our performance marketing spend, we consider several factors for each channel, such as the customer experience on the advertising platform, the incrementality of the traffic we receive and the anticipated repeat rate from a particular platform, as well as other factors. Our strategy of improving performance marketing ROIs, along with factors such as competitors' actions in the bidding environment, the amount of marketing invested by these channels to generate demand and overall performance platform traffic growth trends, which have shown volatility and long-

term deceleration of growth rates, may also impact growth rates for performance marketing channels. See Part II Item 1A Risk Factors - "We rely on performance and brand marketing channels to generate a significant amount of traffic to our websites and grow our business." and "Our business could be negatively affected by changes in internet search engine algorithms and dynamics or traffic-generating arrangements."

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

The national competition authorities ("NCAs") of many governments have conducted or are conducting investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. Some countries have adopted or proposed legislation that could also affect business practices within the online travel industry. For example, France and Italy, among others, have adopted legislation making price parity agreements illegal and similar legislation is under consideration in other countries. For more information on these investigations and their potential effects on our business, see Note 12 to our Unaudited Consolidated Financial Statements and Part II Item 1A Risk Factors - "As the size of our business grows, we may become increasingly subject to the scrutiny of anti-trust, competition and consumer protection regulators." In addition to the price parity investigations, from time to time NCAs, other governmental agencies, trade associations and private parties take legal actions, including commencing legal proceedings, that may affect our operations.  For example, in March 2017, in connection with a lawsuit begun in 2015 by the Association of Turkish Travel Agencies claiming that Booking.com is required to meet certain registration requirements in Turkey, a Turkish court ordered Booking.com to suspend offering Turkish hotels and accommodations to Turkish residents.  Although Booking.com is appealing the order and believes it to be without basis, this order has had a negative impact on the Company's growth and results of operations, and is expected to continue to negatively impact the Company's results of operations.

Seasonality

A meaningful amount of our gross bookings are generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. However, historically we generally have not recognized revenue from these bookings until the travel is completed (at "check-out") or for periods beginning after December 31, 2017 when the travel begins (at "check-in"), which, in either case, can be in a quarter other than when the reservation is booked. In contrast, we expense the substantial majority of our marketing activities as the expense is incurred, which, in the case of performance marketing in particular, is typically in the quarter in which associated reservations are booked. As a result of this potential timing difference between when we record marketing expense and when we recognize associated revenue, we have historically experienced our highest levels of profitability in the third quarter of the year, which is when we experience the highest levels of accommodation check-outs for the year for our European and North American businesses. We expect this to continue under our new revenue recognition policy, under which we recognize revenue at check-in. The first quarter of the year is typically our lowest level of profitability and may experience additional volatility in earnings growth rates due to these and other seasonal timing factors. For our Asia-Pacific business, we experience the highest levels of accommodation bookings in the third and fourth quarters of the year, and the highest levels of accommodation check-ins and check-outs in the fourth quarter. As the relative growth rates for these businesses fluctuate, the quarterly distribution of our operating results may vary.

In recent years, we experienced an expansion of the booking window (the average time between the making of a travel reservation and the travel), which impacts the relationship between our gross bookings (recognized at the time of booking) and our revenues (recognized at the time of check-out or, for periods beginning after December 31, 2017, at the time of check-in).  Recently, we have seen a modest contraction of the booking window. Future changes in the booking window may cause additional differences between our gross bookings growth rates and revenue growth rates.

Upon adoption of the current revenue standard, for periods beginning after December 31, 2017, the timing of revenue recognition for travel reservation services changed. For example, revenue for accommodation reservation services, which was primarily recognized at check-out under the previous revenue standard, changed to be recognized at check-in under the new revenue standard. We estimate that total revenues recognized at check-in will be less than 1% lower in the second quarter of 2018, approximately flat in the third quarter of 2018 and approximately 4% higher in the fourth quarter of 2018 compared to the same quarters in 2018 if revenues were recognized at check-out.

In addition, the date on which certain holidays fall can have an impact on our quarterly results. For example, in 2017, our second quarter year-over-year growth rates in revenue, gross profit, operating income and operating margins were positively impacted by Easter falling in the second quarter instead of the first quarter, as it did in 2016. Conversely, our first quarter 2017 year-over-year growth rates in revenue, gross profit, operating income and operating margins were adversely impacted by Easter falling in the second quarter instead of the first quarter, as it did in 2016. Similar to 2017, in 2018 Easter fell in the second quarter instead of the first quarter. However, because Easter was on April 1, 2018 and a meaningful amount of Easter travel commenced in the week leading up to Easter, which was during the first quarter 2018, Easter had a positive effect on our first quarter 2018 year-over-year growth rates and will have a negative effect on our second quarter 2018 year-over-year growth rates due to the change in our revenue recognition policy from "check-out" to "check-in." The timing of other holidays such as Ramadan can also impact our quarterly year-over-year growth rates.

The impact of seasonality can be exaggerated in the short term by the gross bookings growth rate of the business. For example, in periods where our gross bookings growth rate substantially decelerates, our operating margins typically benefit from relatively less variable marketing expense. In addition, revenue growth is typically less impacted by decelerating gross bookings growth in the near term due to the benefit of revenue related to reservations booked in previous quarters. Conversely, in periods where our gross bookings growth rate accelerates, our operating margins are typically negatively impacted by relatively more variable marketing expense. In addition, revenue growth is typically less impacted by accelerating gross bookings growth in the near term as a portion of the revenue recognized from such gross bookings will occur in future quarters.

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

We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve long-term operating results, even if those expenditures create pressure on operating margins. We have experienced pressure on operating margins as we prioritize initiatives that drive growth. We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, acquisitions. As the overall size of our business has grown, the competitive pressure to innovate will encompass a wider range of services and technologies, including services and technologies that may be outside of our historical core business, and our ability to keep pace may slow. Potential competitors, such as emerging start-ups, may be able to innovate and focus on developing a particularly new product or service faster than we can or may foresee consumer need for new services or technologies before us. Some of our larger competitors or potential competitors have more resources or more established or diversified relationships with consumers than we do, and they could use these advantages in ways that could affect our competitive position, including by making acquisitions, entering or investing in travel reservation businesses, investing in research and development, and competing aggressively for highly-skilled employees. Our goal is to grow revenue and achieve healthy operating margins in an effort to maintain profitability. The uncertain and highly competitive environment in which we operate makes the prediction of future results of operations difficult, and accordingly, we may not be able to sustain revenue growth and profitability.

Results of Operations
Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

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

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the three months ended March 31, 2018 and 2017 were as follows (numbers may not total due to rounding):

	Three Months Ended March 31, (in millions)
	2018	2017	Change
Agency	$20,576	$18,140	13.4%
Merchant	4,434	2,546	74.1%
Total	$25,009	$20,687	20.9%

Gross bookings increased by 20.9% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 (growth on a constant-currency basis was approximately 12%), almost entirely due to growth of 13.2% in accommodation room night reservations and the beneficial impact of foreign exchange rate fluctuations. Accommodation ADRs on a constant-currency basis were relatively unchanged for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. For the three months ended March 31, 2018, compared to the three months ended March 31, 2017, foreign exchange rate fluctuations significantly benefited gross bookings growth in U.S. Dollars. We believe that unit growth rates and growth in total gross bookings on a constant-currency basis, which excludes the impact of foreign exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

Agency gross bookings are derived from travel-related transactions where we do not facilitate payments for the travel services provided. Agency gross bookings increased by 13.4% for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, almost entirely due to the growth in gross bookings from Booking.com agency retail accommodation room night reservations.

Merchant gross bookings are derived from services where we facilitate payments for the travel services provided. Merchant gross bookings increased by 74.1% for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, almost entirely due to growth in gross bookings from our merchant accommodation reservation services at Booking.com and agoda.com.

Accommodation room nights, rental car days and airline tickets reserved through our services for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31, (in millions)
	2018	2017	Change
Room nights	196.8	173.9	13.2%
Rental car days	18.7	18.6	0.6%
Airline tickets	1.8	1.8	1.9%

Accommodation room night reservations increased by 13.2% for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to strong execution by our brand teams to add new properties to our accommodation reservation services, invest in performance and brand marketing and provide a continuously improving experience for customers on our desktop and mobile platforms, as well as the ongoing shift from offline to online for travel bookings.

Rental car day reservations increased by 0.6% for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due to an increase in Rentalcars.com’s rental car day reservations, partially offset by a decline in priceline’s rental car day reservations. On March 26, 2018, priceline discontinued its Name Your Own Price® rental car reservation service.

Airline ticket reservations increased by 1.9% for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due to an increase in priceline's airline ticket reservations.

Revenues

Online travel reservation services

Substantially all of our revenues are generated by providing online travel reservation services, which facilitate online travel purchases between travel service providers and travelers. For periods beginning after December 31, 2017, we recognize revenue for travel reservation services when the travel begins rather than when the travel is completed. For example, once the customer checks in to an accommodation, we record revenues, which are net of sales incentives and expected cancellations.

In addition, for periods beginning prior to January 1, 2018, revenues from Name Your Own Price® ("NYOP") transactions were presented on a gross basis with the amount remitted to the travel service providers reported as cost of revenues. Under the current revenue standard, NYOP revenues are reported on a net basis with the amount remitted to the travel service providers recorded as an offset in merchant revenues. Therefore, for periods beginning after December 31, 2017, we no longer present "Cost of revenues" or "Gross profit" in our Consolidated Statements of Operations. For further information on the adoption of the current revenue standard, see Note 2 to the Unaudited Consolidated Financial Statements.

Online travel reservation services are classified into two categories:

•
Agency revenues are derived from travel-related transactions where we do not facilitate payments from travelers for the travel reservation services provided. Agency revenues consist almost entirely of travel reservation commissions, as well as certain GDS reservation booking fees and certain travel insurance fees. Substantially all of our agency revenue is from Booking.com agency retail accommodation reservations.

•
Merchant revenues are derived from services where we facilitate payments from travelers for the travel reservation services provided. Merchant revenues include (1) transaction net revenues (i.e., the amount charged to a customer, less the amount charged to us by travel service providers) and travel reservation commissions in connection with (a) the accommodation reservations provided through our merchant accommodation reservation services at agoda.com, Booking.com and priceline and (b) the reservations provided through our merchant rental car service at Rentalcars.com; (2) ancillary fees, including damage excess waiver insurance and certain travel insurance fees and certain GDS reservation booking fees and (3) customer processing fees charged in connection with the merchant accommodation reservation services at priceline and agoda.com.

Advertising and other revenues

Advertising and other revenues are derived primarily from (1) revenues earned by KAYAK for (a) sending referrals to OTCs and travel service providers and (b) advertising placements on KAYAK's websites and mobile apps; (2) revenues earned by OpenTable for (a) reservation fees (fees paid by restaurants for diners seated through OpenTable's online reservation service) and (b) subscription fees earned by OpenTable for restaurant reservation management services; (3) revenues earned by priceline for advertising on its websites; and (4) revenues generated by Booking.com's BookingSuite branded accommodation marketing and business analytics services.

	Three Months Ended March 31, (in thousands)
	2018	2017	Change
Agency revenues	$2,113,339	$1,785,313	18.4%
Merchant revenues	526,467	442,045
Advertising and other revenues	288,395	192,046	50.2%
Total revenues	$2,928,201	2,419,404
Cost of revenues		80,401
Gross profit		$2,339,003

Agency revenues increased by 18.4% for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, almost entirely due to growth in agency accommodation room night reservations at Booking.com.

Merchant revenues for the three months ended March 31, 2018 were $526.5 million, compared to merchant revenues less cost of revenues of $361.6 million for the three months ended March 31, 2017, resulting in an increase of 45.6%, almost entirely due to increases in our merchant accommodation reservation services. Booking.com has been providing more merchant accommodation reservation services to facilitate its expansion into alternative accommodations.

Advertising and other revenues increased by 50.2% for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to the inclusion in 2018 of approximately $45 million in revenue related to the Momondo Group, a benefit from the reversal of approximately $27 million related to OpenTable's loyalty program liability, other growth in our KAYAK business and increased diner reservation volumes at OpenTable. The reduction in OpenTable's loyalty program liability resulted from the introduction of a three-year time-based expiration for points earned by diners.

Total revenues of $2.9 billion in 2018 as compared to gross profit of $2.3 billion in 2017 increased by 25.2% for the three months ended March 31, 2018, compared to the three months ended March 31, 2017 (growth on a constant-currency basis was approximately 18%). Revenue from our accommodation reservation services contributed approximately 83% of this increase. In addition, the inclusion of the Momondo Group since its acquisition in July 2017 and the adjustment to reverse a portion of OpenTable's loyalty program liability had favorable impacts on revenues in the first quarter of 2018 by approximately $45 million and $27 million, respectively.

Total revenues for the first quarter of 2018 under the current revenue standard were approximately 2% lower than total revenues for the first quarter of 2018 if reported under the previous revenue standard (see Note 2 to our Unaudited Consolidated Financial Statements).  This unfavorable impact of 2% on first quarter 2018 total revenues resulted in an unfavorable impact on the growth rate of approximately three percentage points when comparing 2018 total revenues to 2017 gross profit.

Total revenues as a percentage of gross bookings was 11.7% for the three months ended March 31, 2018, as compared to gross profit as a percentage of gross bookings of 11.3% for the three months ended March 31, 2017. The increase is due in part to (1) Easter falling on April 1, 2018 versus the prior year on April 16, 2017, which resulted in Easter-related revenue being recognized at check-in during the first quarter of this year instead of Easter-related revenue being recognized at check-out in the second quarter of the prior year; (2) the inclusion of the Momondo Group since its acquisition in July 2017; and (3) the adjustment to reverse a portion of OpenTable's loyalty program liability. The increase is partially offset by business mix impacts, as well as the use of discounted closed user group rates and incentives to drive gross bookings.

Our international operations accounted for approximately $2.5 billion of our total revenues for the three months ended March 31, 2018, compared to $2.0 billion of our gross profit for the three months ended March 31, 2017. Total revenues in 2018 compared to gross profit in 2017 attributable to our international operations increased by 26.2% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 (growth on a constant-currency basis was approximately 17%). We believe this growth rate on a constant-currency basis, which excludes the impact of foreign exchange rate fluctuations, is an important measure to understand the fundamental performance of our business. Total revenues in 2018 compared to gross profit in 2017 attributable to our U.S. businesses increased by 18.8% for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due to growth in all of our U.S. businesses and the adjustment to reverse a portion of related to OpenTable's loyalty program liability at December 31, 2017 at OpenTable.

Operating Expenses

Marketing

	Three Months Ended March 31, (in thousands)
	2018	2017	Change
Performance marketing	$1,106,207	$982,172	12.6%
% of Total revenues in 2018 / % of Gross profit in 2017	37.8%	42.0%

Brand marketing	$101,402	$80,818	25.5%
% of Total revenues in 2018 / % of Gross profit in 2017	3.5%	3.5%

We rely on performance marketing channels to generate a significant amount of traffic to our websites. Performance marketing expenses consist primarily of the costs of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) other performance-based marketing and incentives. For the three months ended March 31, 2018, performance marketing expenses increased compared to the three months ended March 31, 2017, to generate increased gross bookings and revenues. We adjust our performance marketing spend based on our growth and profitability objectives and the expected performance of our performance marketing channels. Performance marketing as a percentage of total revenues for the three months ended March 31, 2018 decreased compared to the three months ended March 31, 2017 due to changes in the share of traffic by channel and increased performance marketing ROIs, as well as the timing of performance marketing expenses relative to when associated revenue is recognized. We recognize the substantial majority of our performance marketing expenses as they are incurred, which is typically in the quarter in which the associated reservations are booked. In contrast, we generally do not recognize revenue from these reservations until the travel is completed or, for periods beginning after December 31, 2017, until the travel begins, which can be in a quarter other than when the reservations are booked. In addition, we may from time to time, as we did during the third and fourth quarters of 2017 and in the first quarter of 2018, pursue a strategy of improving our performance marketing ROIs, which could negatively impact growth and positively impact performance marketing efficiency.

Brand marketing expenses consist primarily of television advertising, online video advertising (including the airing of our television advertising online) and online display advertising, as well as other marketing spend such as public relations, trade shows and sponsorships. For the three months ended March 31, 2018, brand marketing expenses increased by 25.5% compared to the three months ended March 31, 2017, primarily due to increased brand marketing expenses at Booking.com and KAYAK, which includes expenses related to the Momondo Group since its acquisition in July 2017. We increased our brand marketing expenses in order to increase awareness of our brands and grow the number of customers that come directly to our websites.

We have changed the presentation of advertising expenses and sales and marketing expenses in the Consolidated Statements of Operations (see Note 1 to the Unaudited Consolidated Financial Statements).

Sales and Other Expenses

	Three Months Ended March 31, (in thousands)
	2018	2017	Change
Sales and other expenses	$165,800	$109,599	51.3%
% of Total revenues in 2018 / % of Gross profit in 2017	5.7%	4.7%

Sales and other expenses consist primarily of: (1) credit card and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3)

provisions for customer chargebacks associated with merchant transactions; (4) customer relations costs; and (5) provisions for bad debt, primarily related to agency accommodation commission receivables. For the three months ended March 31, 2018, sales and other expenses, which are substantially variable in nature, increased compared to the three months ended March 31, 2017 due primarily to increased transaction volumes (primarily, increased merchant transaction volumes at Booking.com) and higher credit card chargebacks and bad debt expense related to accommodation commission receivables.

We have changed the presentation of advertising expenses and sales and marketing expenses in the Consolidated Statements of Operations (see Note 1 to the Unaudited Consolidated Financial Statements).

Personnel

	Three Months Ended March 31, (in thousands)
	2018	2017	Change
Personnel	$498,887	$351,030	42.1%
% of Total revenues in 2018 / % of Gross profit in 2017	17.0%	15.0%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes, and employee health and other benefits. Personnel expenses increased during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to increases in aggregate salaries of approximately $80 million for the three months ended March 31, 2018, primarily related to headcount growth to support our businesses. Stock-based compensation was $71.4 million for the three months ended March 31, 2018, compared to $58.9 million for the three months ended March 31, 2017. Headcount increased, primarily at Booking.com, in the areas of customer service to support transaction growth and in information technology to support various business initiatives, such as alternative accommodations, marketing, payments and in-destination experiences.

General and Administrative

	Three Months Ended March 31, (in thousands)
	2018	2017	Change
General and administrative	$162,139	$135,547	19.6%
% of Total revenues in 2018 / % of Gross profit in 2017	5.5%	5.8%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) personnel-related expenses such as travel, relocation, recruiting and training expenses; and (3) fees for outside professionals, including litigation expenses. General and administrative expenses increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due primarily to higher occupancy and office expenses and personnel-related expenses associated with increased headcount to support the expansion of our international businesses.

Information Technology

	Three Months Ended March 31, (in thousands)
	2018	2017	Change
Information technology	$60,441	$39,945	51.3%
% of Total revenues in 2018 / % of Gross profit in 2017	2.1%	1.7%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) data communications and other expenses associated with operating our services; (3) outsourced data center costs; and (4) payments to outside consultants. Information technology expenses increased during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due primarily to increased software license fees and data center costs.

Depreciation and Amortization

	Three Months Ended March 31, (in thousands)
	2018	2017	Change
Depreciation and amortization	$103,090	$83,430	23.6%
% of Total revenues in 2018 / % of Gross profit in 2017	3.5%	3.6%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation of computer equipment; (3) depreciation of internally developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. Depreciation and amortization expenses increased during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily as a result of increased depreciation expenses due to capital expenditures for additional data center capacity and office build-outs to support growth and geographic expansion, the inclusion of intangible amortization for the Momondo Group since its acquisition in July 2017, and increased capitalized software development costs.

Other Income (Expense)

	Three Months Ended March 31, (in thousands)
	2018	2017	Change
Interest income	$46,879	$31,992	46.5%
Interest expense	(70,235)	(55,717)	26.1%
Net unrealized gains on marketable equity securities	54,514	—	N/A
Foreign currency transactions and other	(8,056)	(5,127)	57.1%
Total	$23,102	$(28,852)	(180.1)%

For the three months ended March 31, 2018, interest income on cash and marketable securities increased, compared to the three months ended March 31, 2017, primarily due to an increase in the average invested balance and higher yields. Interest expense increased for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to interest expense attributable to our Senior Notes issued in March 2017 and August 2017. See Note 8 to our Unaudited Consolidated Financial Statements.

Net unrealized gains on marketable equity securities for the three months ended March 31, 2018 are related to the change in fair value of our investment in Ctrip equity securities during the period. Pursuant to the adoption of the accounting update on financial instruments in the first quarter of 2018, changes in fair value of marketable equity securities are recognized in net income for periods beginning after December 31, 2017, rather than accumulated other comprehensive income (see Note 1 to our Unaudited Consolidated Financial Statements).

Foreign currency transactions and other includes foreign currency gains or losses on derivative contracts, foreign currency transaction gains or losses, including costs related to foreign currency transactions, net realized gains or losses on investments and other income or expense. Foreign currency transaction losses, including costs related to foreign currency transactions, resulted in foreign currency losses of $7.5 million and $6.5 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Income Taxes

	Three Months Ended March 31, (in thousands)
	2018	2017	Change
Income tax expense	$146,127	$71,987	103.0%
% of Earnings before income taxes	19.4%	13.6%

Our effective tax rate for the three months ended March 31, 2018 was 19.4% compared to 13.6% for the three months ended March 31, 2017. Our 2018 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax and current year excess tax benefits of $13.5 million recognized from the vesting of equity awards, partially offset by the effect of higher international tax rates and U.S. federal and state tax associated with our current year international earnings, resulting from the introduction of the Tax Act. Our 2017 effective tax rate differs from the U.S. federal statutory tax rate of 35%, primarily as a result of lower international tax rates and current year excess tax benefits of $9.9 million recognized from the vesting of equity awards, partially offset by certain nondeductible expenses.

Our effective tax rate was higher for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily as a result of U.S. federal and state tax associated with our current year international earnings, resulting from the introduction of the Tax Act, and the increase in the Netherlands Innovation Box Tax rate from 5% to 7%. In addition, we recorded a tax benefit during the three months ended March 31, 2017 related to U.S. state tax law changes and other deductible expenses.

A portion of Booking.com's earnings during the three months ended March 31, 2018 and 2017 qualified for Innovation Box Tax treatment under Dutch tax law, which had a significant beneficial impact on the Company's effective tax rate for those periods. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not "innovative" or for any other reason, would substantially increase our effective tax rate and adversely impact our results of operations. During December 2017, legislation was enacted in the Netherlands that increased the Innovation Box Tax rate from 5% to 7%, effective for tax years beginning after December 31, 2017. See Part II Item 1A Risk Factors - " We may not be able to maintain our 'Innovation Box Tax' benefit."

Liquidity and Capital Resources

As of March 31, 2018, we had $16.3 billion in cash, cash equivalents, short-term investments in marketable securities and long-term investments in marketable securities. Approximately $10.4 billion is held by our international subsidiaries and is denominated primarily in U.S. Dollars and Euros and, to a lesser extent, British Pounds Sterling and other currencies. Cash equivalents, short-term investments and long-term investments are comprised of U.S. and international corporate bonds, U.S. and international government securities, high-grade commercial paper, U.S. government agency securities, convertible debt securities and American Depositary Shares ("ADSs") of Ctrip, money market funds and time deposits (see Note 6 to the Unaudited Consolidated Financial Statements).

As a result of the Tax Act (see Note 10 to our Unaudited Consolidated Financial Statements), we recorded a provisional transition tax liability of approximately $1.3 billion during the year ended December 31, 2017, inclusive of U.S. federal and state income taxes and international withholding taxes, net of the benefit of utilizing approximately $204 million of U.S. federal net operating loss carryforwards and approximately $46 million of other U.S. tax credit carryforwards. This tax liability is presented in the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 as "Long-term U.S. transition tax liability," the majority of which is U.S. federal income tax and will be paid over eight years.

In accordance with the Tax Act, generally future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes.

In June 2015, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. Borrowings under the revolving credit facility will bear interest, at our option, at a rate per annum equal to either (i) the adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 0.875% to 1.50%; or (ii) the greatest of (a) Bank of America, N.A.'s prime lending rate, (b) the federal funds rate plus 0.50%, and (c) an adjusted LIBOR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.00% to 0.50%. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.085% to 0.20%. The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. As of March 31, 2018, there were no borrowings outstanding and approximately $3.9 million of letters of credit issued under the facility.

For the three months ended March 31, 2018, in connection with the maturity of the remaining outstanding 2018 Notes, we paid $714.3 million to satisfy the aggregate principal amount due and paid an additional $773.2 million in satisfaction of the conversion value in excess of the principal amount.

Our 2020 Notes became convertible at the option of the holders as of March 31, 2018, and, accordingly, we reported the carrying value of the 2020 Notes as a current liability in our Unaudited Consolidated Balance Sheet as of March 31, 2018. If note holders exercise their option to convert, we would be required to repay the principal amount of the 2020 Notes in cash and may deliver shares of common stock or cash, at our option, to satisfy the conversion value in excess of the principal amount.

In the first quarter of 2018, the Board of Directors authorized a program to repurchase up to $8.0 billion of our common stock, in addition to amounts previously authorized. During the three months ended March 31, 2018, we repurchased 373,119 shares of our common stock for an aggregate cost of $731.6 million. As of March 31, 2018, we had a remaining aggregate amount of $9.8 billion authorized by our Board of Directors to repurchase our common stock. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital and other factors.

In September 2016, we signed a turnkey agreement to construct an office building in the Netherlands for the future headquarters of Booking.com for approximately 270 million Euros. Upon signing the agreement, we paid approximately 48 million Euros to the developer, principally related to acquired land-use rights, and we paid approximately 34 million Euros related to building construction in the first quarter of 2018, with the remaining amount being paid periodically from the second quarter of 2018 until the expected completion of the building in early 2021. We will also make additional capital expenditures to fit out and furnish the office space. See Note 12 to the Unaudited Consolidated Financial Statements.

Net cash provided by operating activities for the three months ended March 31, 2018 was $640.4 million, resulting from net income of $607.2 million and a favorable impact of $174.3 million for non-cash items, partially offset by unfavorable changes in working capital and other assets and liabilities of $141.1 million. For the three months ended March 31, 2018, prepaid expenses and other current assets increased by $708.9 million, primarily related to prepayments of Netherlands income taxes of approximately $726 million to earn prepayment discounts, principally by Booking.com. For the three months ended March 31, 2018, accounts receivable increased by $96.0 million, primarily related to increases in business volumes. For the three months ended March 31, 2018, accounts payable, accrued expenses and other current liabilities increased by $631.5 million, primarily related to increases in business volumes partially offset by a reduction in accrued compensation liabilities, as a result of the 2017 bonuses being paid in the first quarter of 2018. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization and net unrealized gains on marketable equity securities.

Net cash provided by operating activities for the three months ended March 31, 2017 was $380.6 million, resulting from net income of $455.6 million, a favorable impact of $151.3 million for non-cash items, partially offset by net unfavorable changes in working capital and other assets and liabilities of $226.3 million. For the three months ended March 31, 2017, prepaid expenses and other current assets increased by $443.6 million, primarily related to prepayments of Netherlands income taxes of approximately $500 million to earn prepayment discounts. For the three months ended March 31, 2017, accounts receivable increased $78.4 million, primarily related to increases in business volumes. For the three months ended March 31, 2017, accounts payable, accrued expenses and other current liabilities increased by $305.8 million, primarily related to increases in business volumes partially offset by a reduction in accrued compensation liabilities, as a result of the 2016 bonuses being paid in the first quarter of 2017. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount on our convertible notes and deferred income taxes.

Net cash provided by investing activities was $1.6 billion for the three months ended March 31, 2018, principally resulting from net sales of investments of $1.8 billion. Net cash used in investing activities was $892.8 million for the three months ended March 31, 2017, principally resulting from net purchases of investments of $822.2 million.  Cash invested in the purchase of property and equipment was $132.0 million, which includes approximately $41 million payment for constructing Booking.com's future headquarters, and $70.6 million in the three months ended March 31, 2018 and 2017, respectively.

Net cash used in financing activities was $2.2 billion for the three months ended March 31, 2018, which primarily consisted of payments for the conversion of Senior Notes of $1.5 billion and payments for the repurchase of common stock of $718.9 million. Net cash provided by financing activities was $843.4 million for the three months ended March 31, 2017, which primarily consisted of total proceeds of $1.1 billion from the issuance of Senior Notes partially offset by payments for repurchase of common stock of $209.8 million.

Contingencies

French tax authorities conducted an audit of the years 2003 through 2012 to determine whether Booking.com is in compliance with its tax obligations in France. Booking.com received formal assessments in December 2015 in which the French tax authorities claim that Booking.com has a permanent establishment in France and seek to recover unpaid income taxes and value-added taxes of approximately 356 million Euros, the majority of which would represent penalties and interest.  We believe that Booking.com has been, and continues to be, in compliance with French tax law and we are contesting the assessments. Our objection to the assessment was denied by the French tax authorities. If we are unable to resolve the matter with the French tax authorities, we would expect to challenge the assessments in the French courts. In order to contest the assessments in court, we may be required to pay, upfront, the full amount or a significant part of any such assessments, though such payment would not constitute an admission by us that we owes the taxes. Alternatively, any resolution or settlement of the matter with the French tax authorities may also require a payment as part of such resolution or settlement. In each case, any such payment would not necessarily constitute an admission by us that we owe the taxes. French tax authorities have begun a similar audit of the tax years 2013 through 2015, which could result in additional assessments. See Part II Item IA Risk Factors - "We may have exposure to additional tax liabilities."

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Expressions of future goals and expectations and similar expressions, including "may," "will," "should," "could," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," or "continue," reflecting something other than historical fact are intended to identify forward-looking statements.  Our actual results could differ materially from those described in the forward-looking statements for various reasons including the risks we face which are more fully described in Part II Item 1A, Risk Factors.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  However, readers should carefully review the reports and documents we file or furnish from time to time with the Securities and Exchange Commission, particularly our Annual Report on Form 10-K for the year ended December 31, 2017, and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

We did not experience any material changes in interest rate exposures during the three months ended March 31, 2018.

Fixed-rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available-for-sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis point (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments as of March 31, 2018 of approximately $188 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity. This amount excludes our investment in Ctrip.com International Ltd. ("Ctrip") senior convertible notes, which are more sensitive to the market price volatility of Ctrip's American Depositary Shares ("ADSs") than changes in interest rates. The fair value of our Ctrip senior convertible notes will most likely increase as the market price of Ctrip's ADSs increases and decrease as the market price of Ctrip's ADSs falls.

As of March 31, 2018, the outstanding aggregate principal amount of our debt was approximately $9.1 billion. We estimate that the market value of such debt was approximately $10.1 billion as of March 31, 2018. A substantial portion of the market value of our debt in excess of the outstanding principal amount relates to the conversion premium on our outstanding convertible notes.

We conduct a significant portion of our business outside the United States through subsidiaries with functional currencies other than the U.S. Dollar (primarily Euro). As a result, we face exposures to adverse movements in currency exchange rates as the operating results of our international operations are translated from local currencies into U.S. Dollars upon consolidation. If the U.S. Dollar weakens against the local currencies, the translation of these foreign-currency-denominated balances will result in increased net assets, gross bookings, revenues, operating expenses, and net income.

Similarly, our net assets, gross bookings, revenues, operating expenses, and net income will decrease if the U.S. Dollar strengthens against the local currencies. Additionally, foreign exchange rate fluctuations on transactions, denominated in currencies other than the functional currency, result in gains and losses that are reflected in our Consolidated Statements of Operations.

As a result of currency exchange rate changes, our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses and net income are higher as expressed in U.S. Dollars for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated long-term debt, and accrued interest thereon, provide a natural hedge against the impact of currency exchange rate fluctuations on the net assets of certain of our Euro functional currency subsidiaries.

From time to time, we enter into foreign currency derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign currency translation risks for the Euro, the British Pound Sterling and certain other currencies versus the U.S. Dollar. As of March 31, 2018 and December 31, 2017, there were no such outstanding derivative contracts.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of material legal proceedings to which we are a party, and updates thereto, is contained in Note 12 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2018, and is incorporated into this Item 1 by reference thereto.

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

Our financial results and prospects are almost entirely dependent upon the sale of travel services. Travel, including accommodation (including hotels, motels, resorts, homes, apartments and other unique places to stay), rental car and airline ticket reservations, is significantly dependent on discretionary spending levels. As a result, sales of travel services tend to decline during general economic downturns and recessions and times of political or economic uncertainty as consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns or effects that reduce their ability or willingness to travel.

Perceived or actual adverse economic conditions, including slow, slowing or negative economic growth, unemployment rates, inflation and weakening currencies, and concerns over government responses such as higher taxes and reduced government spending, could impair consumer spending and adversely affect travel demand.

Political uncertainty, conditions or events, such as the United Kingdom’s decision to leave the European Union ("Brexit") and concerns regarding certain E.U. members with sovereign debt default risks, can also negatively affect consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates, increased cancellation rates and weaker trends in hotel average daily rates ("ADRs") across many regions of the world, particularly in those countries that appear to be most affected by economic and political uncertainties, which we believe are due at least in part to these macro-economic conditions and concerns. Economic or political disruptions could cause, contribute to or be indicative of deteriorating macro-economic conditions, which in turn could negatively affect travel to or from such countries or the travel industry in general and therefore have an adverse impact on our results of operations. While lower occupancy rates have historically resulted in accommodation providers increasing their distribution of accommodation reservations through third-party intermediaries such as us, our remuneration for accommodation reservation transactions changes proportionately with price, and therefore, lower average daily rates generally have a negative effect on our accommodation reservation business and a negative effect on our revenues.

These and other macro-economic uncertainties, such as oil prices, geopolitical tensions and differing central bank monetary policies, have led to significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling and other currencies. Significant fluctuations in currency exchange rates, stock markets and oil prices can also impact consumer travel behavior. For example, although lower oil prices may lead to increased travel activity as consumers have more discretionary funds and airline fares decrease, declines in oil prices may be indicative of broader macro-economic weakness, which in turn could negatively affect the travel industry and our business. Conversely, higher oil prices may result in higher airfares, which can negatively affect the travel industry and our business.

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

Google, the world's largest search engine and one of the world's largest companies and other large, established companies with substantial resources and expertise in developing online commerce and facilitating internet traffic have launched search, meta-search and/or reservation booking services and may create additional inroads into online travel. Google's travel meta-search services, Google Hotel Ads and Google Flights, are growing rapidly and have achieved significant market share in a relatively short time. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., accommodations, rental car companies or airlines), online travel company ("OTC") and other travel websites and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTCs or other travel websites, which could lead to travel service providers or others gaining a larger share of search traffic. Google leverages its general search business to promote its meta-search offerings by showing meta-search results at the top of its organic search results. Further, TripAdvisor and trivago, two other leading meta-search companies, support their meta-search services with significant brand and performance marketing. Through our KAYAK meta-search service, we compete directly with other meta-search services. KAYAK depends on access to information related to travel service pricing, schedules, availability and other related information from OTCs and travel service providers. To the extent OTCs or travel service providers do not provide such information to KAYAK, KAYAK's business and results of operations could be harmed.

Consumers may favor travel services offered by meta-search websites or search companies over OTCs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites and increase our marketing and other customer acquisition costs. To the extent any such consumer behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in revenues from our KAYAK meta-search business to offset any related decrease in revenues or increase in marketing and other customer acquisition costs experienced by our OTC brands. Further, meta-search services may evolve into more traditional OTCs by offering consumers the ability to make travel reservations directly through their websites. For example, TripAdvisor allows consumers to make a reservation at some accommodations while staying on TripAdvisor through its "Instant Booking" offering, which includes participation by many of the leading global hotel chains.  We have been participating in Instant Booking since 2015, however such participation may not result in substantial incremental bookings and could cannibalize business that would otherwise come to us through other ad offerings on TripAdvisor, directly (including after a consumer first visits TripAdvisor) or through other channels, some of which may be more profitable to us than reservations generated through Instant Booking. To the extent consumers book travel services through a service such as TripAdvisor's Instant Booking, Google's "Book on Google," a meta-search website or directly with a travel service provider after visiting a meta-search website or meta-search utility on a traditional search engine without using an OTC like us, or if meta-search services limit our participation within their search results or evolve into more traditional OTCs, we may need to increase our marketing or other customer acquisition costs to maintain or grow our reservation bookings and our business and results of operations could be adversely affected.

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
We conduct a substantial majority of our business outside the United States but we report our results in U.S. Dollars. As a result, we face exposure to movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. When the U.S. Dollar strengthens against other currencies in which we transact, as it generally did in 2015 and 2016, our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses and net income are lower as expressed in U.S. Dollars. When the U.S. Dollar weakens against other currencies in which we transact, as it generally did in 2017 and so far in 2018, our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses and net income are higher as expressed in U.S. Dollars.
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
We derive a substantial portion of our revenues, and have significant operations, outside the United States. Our international businesses include the Netherlands-based accommodation reservation service Booking.com (including Rentalcars.com, which began operating as part of Booking.com on January 1, 2018), the Asia-based accommodation reservation service agoda.com and, to a lesser extent, KAYAK's international meta-search services and OpenTable's international restaurant reservation business. Our international OTC operations have achieved significant year-over-year growth in their gross bookings. These growth rates, which have contributed significantly to our growth in consolidated revenues and earnings, have declined, a trend we expect to continue as the absolute level of our gross bookings increases. Other factors may also slow the growth rates of our international businesses, including, for example, worldwide or regional economic conditions, strengthening of the U.S. Dollar versus the Euro, the British Pound Sterling and other currencies, declines in ADRs, increases in cancellations, adverse changes in travel market conditions and the competitiveness of the market. A decline in the growth rates of our international businesses could have a negative impact on our revenue and earnings growth rates and, as a consequence, our stock price.
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
The number of our employees worldwide has grown from approximately 6,900 as of December 31, 2012 to over 23,000 as of March 31, 2018, which growth is mostly comprised of hires by our international operations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage this growth and our future operations, especially as we employ personnel in multiple geographic locations around the world.
We rely on performance and brand marketing channels to generate a significant amount of traffic to our websites and grow our business.
We believe that maintaining and strengthening our brands are important aspects of our efforts to attract and retain customers. We have invested considerable money and resources in the establishment and maintenance of our brands, and we will continue to invest resources in brand marketing and other brand building efforts to preserve and enhance consumer awareness of our brands. In addition, effective performance marketing has been an important factor in our growth, and we believe it will continue to be important to our future success. As our competitors spend increasingly more on advertising and other marketing efforts, we are required to spend more in order to maintain our brand recognition and, in the case of performance marketing, to maintain and grow traffic to our websites through performance marketing channels. We may not be able to successfully maintain or enhance consumer awareness and acceptance of our brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. For instance, we have observed increased brand marketing by OTCs, meta-search services and travel service providers, particularly in North America and Europe, which may make our brand marketing efforts more expensive and less effective. If we are unable to maintain or enhance consumer awareness and acceptance of our brands in a cost-effective manner, our business, market share and results of operations would be materially adversely affected.
Our online performance marketing efficiency, expressed as performance marketing expense as a percentage of revenues, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs-per-click and reduce our performance marketing efficiency. We use third-party websites, including online search engines (primarily Google), meta-search and travel research services and affiliate marketing as primary means of generating traffic to our websites. Our performance marketing expense has increased significantly and our performance marketing efficiency has declined in recent years, a trend we expect to continue, though the rate of decrease may fluctuate and there may be periods of stable or increasing ROIs from time to time. Further, at times we may pursue a strategy of increasing performance marketing ROIs, which could negatively affect our gross bookings and revenue growth rates. When evaluating our performance marketing spend, we consider several factors for each channel, such as the customer experience on the advertising platform, the incrementality of the traffic we receive and the anticipated repeat rate from a particular platform, as well as other factors. Our strategy of improving performance marketing ROIs, along with factors such as competitors' actions in the bidding environment, the amount of marketing invested by these channels to generate demand and overall performance platform traffic growth trends, which have shown volatility and long-term deceleration of growth rates, may also impact growth rates for performance marketing channels. Any reduction in our performance marketing efficiency could have an adverse effect on our business and results of operations, whether through reduced revenues or revenue growth or through performance marketing expenses increasing faster than revenues and thereby reducing margins and earnings growth.
We believe that a number of factors could cause consumers to increase their shopping activity before making a travel purchase. Increased shopping activity reduces our performance marketing efficiency and effectiveness because traffic becomes less likely to result in a reservation through our website, and such traffic is more likely to be obtained through paid performance marketing channels than through direct channels. Further, consumers may favor travel services offered by search or meta-search companies over OTCs, which could reduce traffic to our travel reservation websites, increase consumer awareness of our competitors' brands and websites, increase our marketing and other customer acquisition costs and adversely affect our business, margins and results of operations. To the extent any such increased shopping behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in revenues from our KAYAK meta-search business to offset any related decrease in revenues or increase in marketing and other customer acquisition costs experienced by our OTC brands.

Our business could be negatively affected by changes in internet search and meta-search algorithms and dynamics or traffic-generating arrangements.
We use Google to generate a significant portion of the traffic to our websites, and, to a lesser extent, we use other search and meta-search websites to generate traffic to our websites, principally through pay-per-click marketing campaigns. The pricing and operating dynamics on these search and meta-search websites can experience rapid change commercially, technically and competitively. For example, Google frequently updates and changes the logic which determines the placement and display of results of a consumer's search, such that the placement of links to our websites can be negatively affected and our costs to improve or maintain our placement in search results can increase. In June 2017, the European Commission fined Google 2.4 billion Euros for breaching European Union antitrust rules by giving its comparison shopping service priority placement in Google search results. Google has appealed the European Commission's decision, and it is not yet clear how or whether the decision will affect Google's ranking of its travel meta-search services (Google Flights and Google Hotel Ads) in Google search results. Changes by Google in how it presents travel search results, including its promotion of its travel meta-search services, or the manner in which it conducts the auction for placement among search results, may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites, which in turn would have an adverse effect on our business, market share and results of operations. Similarly, changes by our other search and meta-search partners in how they present travel search results or the manner in which they conduct the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites. In addition, if travel search traffic declines or grows less quickly than in the past, our ability to efficiently generate traffic to our websites through performance marketing on general search platforms may be adversely affected, which could have an adverse effect on our business and results of operations.
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
Furthermore, as the overall size of our business has grown, the competitive pressure to innovate will encompass a wider range of services and technologies, including services and technologies that may be outside of our historical core business, and our ability to keep pace may slow. Our current and potential competitors range from large and established companies to emerging start-ups. Emerging start-ups may be able to innovate and focus on developing a particularly new product or service faster than we can or may foresee consumer need for new services or technologies before us. Some of our larger competitors or potential competitors have more resources or more established or varied relationships with consumers than we do, and they could use these advantages in ways that could affect our competitive position, including by making acquisitions, entering or investing in travel reservation businesses, investing in research and development, and competing aggressively for highly-skilled employees.
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
In our processing of travel transactions, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, such as the European Union's Data Protection Directive and variations and implementations of that directive in the member states of the European Union. In addition, the European Union's General Data Protection Regulation (the "GDPR") will go into effect and apply to us beginning in May 2018. The General Data Protection Regulation is designed to unify data protection within the European Union under a single law, which has resulted and will result in significantly greater compliance burdens and costs for companies with users and operations in the European Union.  Under the General Data Protection Regulation, fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, could be imposed. In the United Kingdom, a Data Protection Bill has been introduced in Parliament that, if adopted, would substantially implement the European Union's General Data Protection Regulation in the United Kingdom. In February 2016, E.U. and U.S. authorities announced that they had reached agreement on a data transfer framework, called the E.U.-U.S. Privacy Shield, which was formally adopted by the European Commission on July 12, 2016. The European Union and the United States are implementing the framework, but it is currently subject to legal challenge. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. While we have invested and continue to invest significant resources to comply with the GDPR and other privacy regulations, many of these regulations (including the GDPR) are new, extremely complex and subject to interpretation. Although we believe we are prepared for the effectiveness of the GDPR, non-compliance with these laws (including the GDPR) could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
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
Widespread adoption of mobile devices, such as the iPhone, Android-enabled smartphones, and tablets such as the iPad, coupled with the web browsing functionality and development of thousands of useful apps available on these devices, is driving substantial online traffic and commerce to mobile platforms. We have experienced a significant shift of business, both direct and indirect, to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Some competitors offer last-minute discounts for mobile accommodation reservations. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. The revenues earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay, have lower ADRs and are not made as far in advance. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple apps from multiple companies providing a similar service and instead prefer to use one or a limited number of apps for their mobile travel and restaurant research and reservation activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important. Our mobile offerings have received generally strong reviews and are driving a material and increasing share of our business. We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer. As a result, it is increasingly important for us to develop and maintain effective mobile apps and websites optimized for mobile devices to provide consumers with an appealing, easy-to-use mobile experience. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile offerings are not used by consumers, we could lose market share to existing competitors or new entrants and our business, future growth and results of operations could be adversely affected.
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
As an international business providing reservation and marketing services around the world, we are subject to income taxes and non-income-based taxes in the United States and various international jurisdictions. Due to economic and political conditions, tax rates and tax regimes in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets or changes in tax laws or their interpretation. If our effective tax rates were to increase, our results of operations and cash flows would be adversely affected.
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
In general, governments are increasingly focused on ways to increase tax revenues, which has contributed to an increase in audit activity and more aggressive positions taken by tax authorities.  Any such additional taxes or other assessments may be in excess of our current tax provisions or may require us to modify our business practices in order to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on our business, results of operations and financial condition.

In December 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted into law in the United States. The Tax Act made significant changes to U.S. federal tax law, including a reduction in the U.S. federal statutory tax rate from 35% to 21%, effective January 1, 2018, and exempts from U.S. federal income tax international profits distributed to the United States. The Tax Act imposes a one-time mandatory deemed repatriation tax on unremitted accumulated international earnings, to be paid over eight years. The Company's international cash and investments as of December 31, 2017, amounting to $16.2 billion, as well as future cash generated by our international operations, can be repatriated to the U.S. without further U.S. federal income tax. See Note 10 to our Unaudited Consolidated Financial Statements for more information regarding our estimation of future tax liabilities.
The Tax Act also includes provisions, effective after December 31, 2017, allowing the immediate write off of the cost of certain investments in depreciable assets, imposing a limit on the deduction for net interest expense, changing the deductibility of covered officer compensation, and changing the rules on the use of net operating losses. The Tax Act also introduces a tax on 50% of global intangible low-taxed income, which is income determined to be in excess of a specified routine rate of return. The Tax Act further introduces a base erosion and anti-abuse tax aimed at preventing the erosion of the U.S. tax base, and a new tax deduction with respect to certain foreign-derived intangible income.
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
Additionally, in October 2015, the Organisation for Economic Co-operation and Development ("OECD") issued "final reports" in connection with its "base erosion and profit shifting" ("BEPS") project. The OECD, with the support of the G20, initiated this project in 2013 in response to concerns that international tax standards have not kept pace with changes in global business practices and that changes are needed to international tax laws to address situations where multinational businesses may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions where the activities creating those profits take place. The final reports were endorsed by the G20 leaders in November 2015. The final reports propose 15 actions the OECD determined are needed to address base erosion and profit shifting, including: (a) enhancing transparency through the sharing of tax information between countries; (b) prescribing standardized country-by-country reporting and other documentation requirements aimed at identifying where profits, tax and economic activities occur; (c) preventing harmful tax practices including the use of preferential tax regimes; (d) modernizing the OECD's transfer pricing rules related to intangibles; (e) changing the definition of permanent establishment to prevent artificial avoidance of tax nexus; and (f) limiting tax base erosion through interest deductions and other financial payments. The measures have, among other things, resulted in the development of a multilateral instrument ("MLI") to incorporate and facilitate changes to tax treaties. In June 2017, a number of countries signed the MLI. On January 28, 2016, the European Commission unveiled a new package of proposals aimed at providing a framework for fairer taxation and to provide a coordinated European Union response to combating corporate tax avoidance. Following agreement among the European Union member states on the final content of the package, the European Council formally adopted an Anti-Tax Avoidance Directive in July 2016, which was further amended in February 2017. The Directive is aimed at preventing aggressive tax planning, increasing tax transparency and creating a fairer tax environment for all businesses in the European Union. Further, the OECD's task force on the digital economy released an interim report on the Tax Challenges Arising from Digitalization on March 16, 2018 that includes consideration of the implications of adapting the current international system to the digitalization of the economy. The OECD is working towards a consensus-based solution to the challenges of the digitalization of the economy by 2020. In addition, on March 21, 2018, the European Commission released two draft directives on the Taxation of the Digital Economy. One directive aims at a more comprehensive solution whereby EU states would be able to levy corporate income tax on companies that have digital presence in those states regardless of whether they have a physical presence in the states. The second directive provides for an interim solution whereby EU States are to apply a 3% revenue based Digital Services Tax, which if enacted, would be effective beginning in 2020. Any changes to international tax laws, including new definitions of permanent establishment or changes affecting the benefits of preferential tax regimes such as the Dutch "Innovation Box Tax" (discussed below), could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Further, changes to tax laws and additional reporting requirements could increase the complexity, burden and cost of compliance. Due to the large and expanding scale of our international business activities, any changes in U.S. or international taxation of our activities or the combined effect of tax laws in multiple jurisdictions (including the United States) may increase our worldwide effective tax rate, increase the complexity and costs associated with tax compliance (especially if changes are implemented or interpreted inconsistently across tax jurisdictions) and adversely affect our cash flows and results of operations.
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
The Netherlands corporate income tax law provides that income generated from qualifying innovative activities is taxed at the rate of 7% (5% prior to January 1, 2018) ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings currently qualifies for Innovation Box Tax treatment. In the year ended December 31, 2017, the Innovation Box Tax benefit reduced our consolidated income tax expense by approximately $397 million.
In order to be eligible for Innovation Box Tax treatment, Booking.com must, among other things, apply for and obtain an R&D certificate from a Dutch governmental agency every six months confirming that the activities that Booking.com intends to be engaged in over the subsequent six-month period are "innovative." The R&D certificate is current but should Booking.com fail to secure such a certificate in any future period - for example, because the governmental agency does not view Booking.com's new or anticipated activities as innovative - or should this agency determine that the activities contemplated to be performed in a prior period were not performed as contemplated or did not comply with the agency's requirements, Booking.com may lose its certificate and, as a result, the Innovation Box Tax benefit may be reduced or eliminated. Booking.com intends to apply for continued Innovation Box Tax treatment for future periods. However, Booking.com's application may not be accepted, or, if accepted, the amount of qualifying earnings may be reduced. The Dutch government has proposed, commencing in 2019, incrementally reducing over time the corporate income tax statutory rate from 25% to 21% by 2021. If this proposal is enacted into law, we expect the combined effect of this change and the increase in the Innovation Box Tax to 7% to slightly increase our effective tax rate during the first two years of the income tax transition period, and slightly reduce it thereafter.
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
In many of the judicial and other proceedings initiated to date, the taxing jurisdictions seek not only historical taxes that are claimed to be owed on our revenues, but also, among other things, interest, penalties, punitive damages and/or attorneys' fees and costs.  To date, many of the taxing jurisdictions in which we facilitate travel reservations have not asserted that taxes are due and payable on our travel services.  With respect to taxing jurisdictions that have not initiated proceedings to date, it is possible that they will do so in the future or that they will seek to amend their tax statutes and seek to collect taxes from us only on a prospective basis.

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
We rely on providers of accommodations, rental cars and airline tickets and on restaurants to make their services available to consumers through us. Our arrangements with travel service providers generally do not require them to make available any specific quantity of accommodation reservations, rental cars or airline tickets, or to make accommodation reservations, rental cars or airline tickets available in any geographic area, for any particular route or at any particular price. Similarly, our arrangements with restaurants generally do not require them to provide all of their available tables and reservations to customers through us. We are in regular dialogue with our major travel service providers about the nature and extent of their participation in our services. A significant reduction on the part of any of our major travel service providers or providers that are particularly popular with consumers in their participation in our services for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, market share and results of operations. To the extent any of those major or popular travel service providers ceased to participate in our services in favor of one of our competitors' systems or decided to require consumers to purchase services directly from them, our business, market share and results of operations could be harmed. During periods of higher occupancy rates, accommodation providers may decrease their distribution of accommodation reservations through third-party intermediaries like us, in particular through our discount services such as priceline's Express Deals® and Name Your Own Price® services. Further, as consolidation among travel service providers increases, the potential adverse effect of a decision by any particular significant travel service provider (such as a large hotel chain, airline or rental car company) to withdraw from or reduce its participation in our services also increases. To the extent restaurants limit the availability of reservations through OpenTable, consumers may not continue to use our services and/or our revenues could be adversely affected, especially if reservations during highly desirable times on high volume days are not made available through us.
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

On July 1, 2015, Booking.com voluntarily implemented the commitments given to the French, Italian and Swedish NCAs throughout the European Economic Area and Switzerland. Nearly all NCAs in the European Economic Area have now closed their investigations following Booking.com's implementation of the commitments in their jurisdictions. Booking.com also agreed with the NCAs in Australia, New Zealand, Georgia and Brazil to implement the narrow price parity clause in these countries. However, the Australian NCA recently re-opened its investigation into Booking.com's use of price parity clauses in agreements with accommodation providers. In January 2017, the Turkish NCA imposed fines on Booking.com following an investigation into Booking.com's "wide" parity clauses. Further to the Turkish NCA's decision, Booking.com has also implemented the narrow price parity clause in Turkey. We are in ongoing discussions with various NCAs in other countries regarding their concerns. We are currently unable to predict the long-term impact the implementation of these commitments will have on Booking.com's business, on investigations by other countries, or on industry practice more generally.

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

Further, the European Commission published a communication in May 2017 on the Mid-Term Review on the implementation of the Digital Single Market Strategy. As part of the Digital Single Market Strategy, the Commission announced on April 26, 2018 a proposal for legislation addressing relationships between online platforms and businesses. The proposal includes, for example, a requirement for intermediaries to establish an internal system for handling complaints and provisions requiring transparency in the parameters determining search rankings. It is not yet clear how the proposed legislation may affect our business.

European NCAs are continuing to review the activities of online platforms, including through the use of consumer protection powers. On October 27, 2017 the United Kingdom's NCA launched a consumer law investigation into the clarity, accuracy and presentation of information on hotel booking sites with a specific focus on the display of search results, claims regarding discounts, methods of "pressure selling" (such as creating false impressions regarding room availability) and failure to disclose hidden charges.  The consumer protection department of the German NCA announced the opening of a sector inquiry into online price comparison sites in various sectors including travel and hotels on October 24, 2017.  Further, on March 9, 2018, the Danish NCA announced that it had begun a review of the competitive conditions of the online hotel booking market. Outside Europe, the Singaporean NCA announced on April 9, 2018 the launch of a market review into the online travel sector, with a focus on agreements between booking platforms and flight and hotel service providers. The
Australian House of Representatives Standing Committee on Industry, Innovation, Science and Resources has also commenced an inquiry into the impacts of global online companies on local businesses in Australia. We are unable to predict what, if any, effect such actions will have on our business, industry practices or online commerce more generally.

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
The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by judicial or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have a material adverse effect on our business and results of operations. For example, in March 2017, in connection with a lawsuit begun in 2015 by the Association of Turkish Travel Agencies claiming that Booking.com is required to meet certain registration requirements in Turkey, a Turkish court ordered Booking.com to suspend offering Turkish hotels and accommodations to Turkish residents. Although Booking.com is appealing the order and believes it to be without basis, this order has had a negative impact on the Company's growth and results of operations, and is expected to continue to negatively impact the Company's results of operations.
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
OpenTable's post-acquisition strategy was premised on significant and rapid investment in international expansion and various other growth initiatives, resulting in near-term reduced earnings and profit margins but with the goal of achieving significantly increased revenues and profitability in the long term. As this strategy was achieving limited progress, in the third quarter of 2016 OpenTable modified its strategy. As a result, while OpenTable intends to continue to pursue and invest in international expansion and its other growth initiatives, it intends to do so in a more measured and deliberate manner. This change in strategy resulted in OpenTable updating its forecasted financial results to reflect (a) a material reduction in forecasted long-term financial results from these initiatives, partially offset by (b) improved earnings and profit margins in the near term as a result of the reduced investments. As previously disclosed, based on the updated forecast, we estimated a significant reduction in the fair value of the OpenTable business and, for the quarter ended September 30, 2016, recognized a non-deductible goodwill impairment charge of $941 million.
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
We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded in our balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), net of tax. Our portfolio includes fixed-income securities and equity securities of publicly traded companies, the values of which are subject to market price volatility. If such investments suffer market price declines, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be other than temporary. We have invested a significant amount in Ctrip convertible notes and ADSs. See Note 5 to our Unaudited Consolidated Financial Statements for more information regarding our investments in Ctrip securities. For periods beginning after December 31, 2017, changes in fair value of our investment in Ctrip equity securities is recognized in net income (see Note 1 to our Unaudited Consolidated Financial Statements). The value of these securities is subject to the risks associated with Ctrip's business, as well as any changes by the Chinese government in foreign investment laws or elevated scrutiny or regulation of foreign investments in Chinese companies. For example, because of foreign ownership restrictions applicable to its business, Ctrip is a Cayman Islands company operating in China through what is commonly referred to as a variable interest entity, or VIE, structure where it conducts part of its business through contractual relationships with affiliated Chinese entities. Although VIE structures are commonly used by Chinese internet and e-commerce companies, there are substantial uncertainties regarding the interpretation and application of PRC laws and regulations to VIE structures, and it is possible that the PRC government may view the VIE structure as in violation of PRC law. VIE contractual relationships are not as effective in providing control over the affiliated Chinese companies as direct ownership, and Ctrip would have to rely on the PRC legal system to enforce those contracts in the event of a breach by one of these entities. Further, conflicts of interest could arise to the extent Ctrip's officers or directors are also shareholders, officers or directors of the affiliated Chinese entities. Any of these risks could materially and adversely affect Ctrip's business and therefore the value of our investment in Ctrip. Similar considerations and risks apply in respect of our investment in securities of Meituan-DianPing, a private Cayman Islands company operating in China through a VIE structure.
We also invest from time to time in private companies and these investments are generally accounted for under the cost method. Such investments are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or ever become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced to the market. Further, our ability to liquidate any such investments is typically dependent on a liquidity event, such as a public offering or acquisition, as no public market exists for such securities. Valuations of privately-held companies are inherently complex and uncertain due to the lack of a liquid market for the company's securities. If we determine that any of our investments in such companies have experienced a decline in value, we may be required to record an other-than-temporary impairment. For example, in 2016 we recognized impairments totaling approximately $63 million related to investments in two private companies and in 2017 we recognized an impairment of $8 million related to an investment in one private company.

We could lose the full amount of any of our investments, and any impairment of our investments could have a material adverse effect on our financial condition and results of operations.
Investment in new business strategies and acquisitions could disrupt our ongoing business and present risks not originally contemplated.
Our mission is to help people experience the world. As a result, our strategy involves evaluating and potentially entering complementary businesses in furtherance of that mission. We have invested, and in the future may invest, in new business strategies and acquisitions. For example, we acquired FareHarbor in April 2018 to increase Booking.com’s offerings of local activities and experiences (such as tours and museum tickets), the Momondo Group in July 2017 to enhance the global reach of our meta-search business, and OpenTable in 2014 to enter the restaurant reservation business. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return on capital, new risks with which we are not familiar, legal compliance obligations that previously did not apply to us, integration risks and difficulties, and unidentified issues not discovered in our investigations and evaluations of those strategies and acquisitions. As a result, entering new businesses involves risks and costs that could, if realized, have an adverse effect on our business, reputation, results of operations, cash flows or financial condition, as well as on our ability to achieve the expected benefits of any such investments or acquisitions.

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
Because we facilitate the processing of customer credit cards in many of our transactions, including a majority of our priceline, agoda.com and Rentalcars.com transactions, our results have been negatively impacted by customer purchases made using fraudulent credit cards. We may be held liable for accepting fraudulent credit cards on our websites as well as other payment disputes with our customers. Additionally, we may be held liable for accepting fraudulent credit cards in certain transactions when we do not facilitate the processing of customer credit cards. Accordingly, we calculate and record an allowance for the resulting customer chargebacks. If we are unable to combat the use of fraudulent credit cards on our websites, our business, results of operations and financial condition could be materially adversely affected.
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
In addition, in the event that one of our major travel service providers voluntarily or involuntarily declares bankruptcy, we could experience an increase in chargebacks from customers with travel reservations with such travel service provider. For example, airlines that participate in our services and declare bankruptcy or cease operations may be unable or unwilling to honor tickets sold for their flights. Our policy in such event is to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we process sales of priceline's Express Deals® airline tickets on a merchant basis, we could experience a significant increase in demands for refunds or credit card chargebacks from customers, which could materially adversely affect our results of operations and financial condition. We have in the past experienced an increase in chargebacks from customers with tickets on airlines that ceased operations. We process credit card transactions and operate in numerous currencies. Credit card and other payment processing costs are typically higher for foreign currency transactions and in instances where cancellations occur.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended March 31, 2018.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 –	102,854	(1) (2)	$1,885.92	102,854	$2,200,966,010	(1) (2)
January 31, 2018	704	(4)	$1,884.04	N/A	N/A

February 1, 2018 –	109,408	(1) (2)	$1,852.88	109,408	$9,998,246,407	(2) (3)
February 28, 2018	368	(4)	$1,894.28	N/A	N/A

March 1, 2018 –	101,814	(2)	$2,111.43	101,814	$9,783,273,210	(2) (3)
March 31, 2018	57,971	(4)	$2,033.78	N/A	N/A
Total	373,119		$1,960.75	314,076	$9,783,273,210
 _____________________________

(1)	Pursuant to a stock repurchase program announced on February 17, 2016, whereby the Company was authorized to repurchase up to $3,000,000,000 of its common stock.

(2)	Pursuant to a stock repurchase program announced on February 27, 2017, whereby the Company was authorized to repurchase up to $2,000,000,000 of its common stock.

(3)	Pursuant to a stock repurchase program announced on February 27, 2018, whereby the Company was authorized to repurchase up to $8,000,000,000 of its common stock.

(4)
Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 5. Other Information

In the first quarter of 2018, the Company changed the presentation of advertising expenses and sales and marketing expenses and reclassified certain expenses from "Cost of revenues" to either "Sales and other expenses" or "General and administrative" expenses in its Unaudited Consolidated Statements of Operations. These changes had no impact on operating income or net income. See Note 1 to the Unaudited Consolidated Financial Statements in this Quarterly Report for additional information.

The change in presentation and the reclassification for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

Previously Reported	2017	2016	2015
Cost of revenues	$250,537	$428,314	$632,180
Performance advertising	4,141,771	3,479,287	2,738,218
Brand advertising	391,584	295,698	273,704
Sales and marketing	561,958	435,225	353,221
General and administrative	585,541	455,909	415,420

Current Presentation	2017	2016	2015
Cost of revenues	$242,354	$414,779	$645,982
Performance marketing	4,161,482	3,479,395	2,738,218
Brand marketing	434,641	327,146	299,638
Sales and other expenses	517,163	422,369	344,234
General and administrative	575,751	450,744	384,671

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(a)	Amended and Restated By-Laws.
10.1(b)	2018 Form of Performance Share Unit Agreement under the Company's 1999 Omnibus Plan.
10.2(b)	Form of Restricted Stock Unit Agreement under the Company's 1999 Omnibus Plan.
10.3	Letter amendment, dated March 1, 2018, to letter agreement, dated May 11, 2017, by and between the Company and Daniel J. Finnegan.
12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2018 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheet, (ii) Unaudited Consolidated Statement of Operations, (iii) Unaudited Consolidated Statement of Comprehensive Income, (iv) Unaudited Consolidated Statement of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 and incorporated herein by reference.

(b)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 2, 2018 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKING HOLDINGS INC.
(Registrant)

Date:	May 9, 2018	By:	/s/ David Goulden
Name: David Goulden Title: Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(a)	Amended and Restated By-Laws.
10.1(b)	2018 Form of Performance Share Unit Agreement under the Company's 1999 Omnibus Plan.
10.2(b)	Form of Restricted Stock Unit Agreement under the Company's 1999 Omnibus Plan.
10.3	Letter amendment, dated March 1, 2018, to letter agreement, dated May 11, 2017, by and between the Company and Daniel J. Finnegan.
12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2018 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheet, (ii) Unaudited Consolidated Statement of Operations, (iii) Unaudited Consolidated Statement of Comprehensive Income, (iv) Unaudited Consolidated Statement of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 and incorporated herein by reference.

(b)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 2, 2018 and incorporated herein by reference.