Form 10-Q
period 2018-06-30
Booking Holdings Inc.
filed 2018-08-09
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
Number of shares of Common Stock outstanding at August 1, 2018:

Common Stock, par value $0.008 per share	47,472,026
(Class)	(Number of Shares)

Booking Holdings Inc.
Form 10-Q

For the Three Months Ended June 30, 2018

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

Booking Holdings Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$3,186,665	$2,541,604
Short-term investments in marketable securities	4,145,753	4,859,873
Accounts receivable, net of allowance for doubtful accounts of $47,258 and $39,282, respectively	1,715,055	1,217,801
Prepaid expenses and other current assets	985,901	415,527
Total current assets	10,033,374	9,034,805
Property and equipment, net	613,462	480,081
Intangible assets, net	2,162,766	2,176,823
Goodwill	2,850,396	2,737,671
Long-term investments	9,444,908	10,872,527
Other assets	191,347	149,356
Total assets	$25,296,253	$25,451,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,053,509	$667,523
Accrued expenses and other current liabilities	1,418,603	1,138,980
Deferred merchant bookings	1,802,182	980,455
Convertible debt	948,190	710,910
Total current liabilities	5,222,484	3,497,868
Deferred income taxes	502,581	481,139
Long-term U.S. transition tax liability	1,144,682	1,250,846
Other long-term liabilities	143,651	148,061
Long-term debt	7,764,580	8,809,788
Total liabilities	14,777,978	14,187,702

Commitments and Contingencies (See Note 12)
Convertible debt	45,643	2,963

Stockholders' equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 62,926,877 and 62,689,097 shares issued, respectively	489	487
Treasury stock, 15,162,512 and 14,216,819 shares, respectively	(10,630,361)	(8,698,829)
Additional paid-in capital	5,225,709	5,783,089
Retained earnings	15,953,078	13,938,869
Accumulated other comprehensive income (loss)	(76,283)	236,982
Total stockholders' equity	10,472,632	11,260,598
Total liabilities and stockholders' equity	$25,296,253	$25,451,263

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Agency revenues	$2,566,293	$2,332,371	$4,679,632	$4,117,684
Merchant revenues	709,864	498,133	1,236,331	940,178
Advertising and other revenues	260,937	194,052	549,332	386,098
Total revenues	3,537,094	3,024,556	6,465,295	5,443,960
Cost of revenues		67,425		147,826
Gross profit		2,957,131		5,296,134
Operating expenses:
Performance marketing	1,141,893	1,151,343	2,248,100	2,133,515
Brand marketing	123,734	130,321	225,136	211,139
Sales and other expenses	203,593	121,915	369,393	231,514
Personnel, including stock-based compensation of $74,540, $66,879, $145,945 and $125,827, respectively	522,250	385,708	1,021,137	736,738
General and administrative	158,753	143,882	320,892	279,429
Information technology	58,950	44,831	119,391	84,776
Depreciation and amortization	106,666	85,872	209,756	169,302
Total operating expenses	2,315,839	2,063,872	4,513,805	3,846,413
Operating income	1,221,255	893,259	1,951,490	1,449,721
Other (expense) income:
Interest income	45,690	36,821	92,569	68,813
Interest expense	(64,837)	(60,942)	(135,072)	(116,659)
Net unrealized gains on marketable equity securities	21,849	—	76,363	—
Foreign currency transactions and other	(15,046)	(6,021)	(23,102)	(11,148)
Total other (expense) income	(12,344)	(30,142)	10,758	(58,994)
Earnings before income taxes	1,208,911	863,117	1,962,248	1,390,727
Income tax expense	231,539	142,908	377,666	214,895
Net income	$977,372	$720,209	$1,584,582	$1,175,832
Net income applicable to common stockholders per basic common share	$20.34	$14.66	$32.87	$23.92
Weighted-average number of basic common shares outstanding	48,055	49,131	48,202	49,161
Net income applicable to common stockholders per diluted common share	$20.13	$14.39	$32.42	$23.49
Weighted-average number of diluted common shares outstanding	48,550	50,056	48,877	50,049

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$977,372	$720,209	$1,584,582	$1,175,832
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax charge of $36,381, tax benefit of $100,608, tax charge of $20,358 and tax benefit of $120,341, respectively (1)	(127,862)	139,883	(66,986)	175,688
Reclassification of net unrealized gains on marketable equity securities to retained earnings, net of tax charge of $57,597 (2)	—	—	(241,088)	—
Net unrealized (losses) gains on marketable securities, net of tax charge of $430 and $8,076, tax benefit of $998 and tax charge of $15,931, respectively (3)	(4,827)	186,977	(5,191)	532,911

Comprehensive income	$844,683	$1,047,069	$1,271,317	$1,884,431

(1) Foreign currency translation adjustments result from currency fluctuations on the translation of the Company's international non-U.S. Dollar denominated net assets. Foreign currency translation adjustments were unfavorable for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 because the U.S. Dollar strengthened against certain currencies in which the Company's net assets are denominated.

During the three and six months ended June 30, 2018, the Company recorded deferred tax benefits of $21.0 million and $10.5 million, respectively, related to foreign currency translation adjustments to its one-time deemed repatriation tax liability recorded at December 31, 2017 and current year foreign earnings subject to U.S. federal and state income tax, resulting from the introduction of the U.S. Tax Cuts and Jobs Act (the "Tax Act"). Prior to January 1, 2018, foreign currency translation adjustments excluded U.S. federal and state income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States.

Foreign currency translation adjustments also include tax charges of $57.3 million and $30.8 million for the three and six months ended June 30, 2018, respectively, and tax benefits of $100.6 million and $120.3 million for the three and six months ended June 30, 2017, respectively, associated with the Company's Euro-denominated debt, which is designated as a net investment hedge against the impact of currency fluctuations of the Company's Euro-denominated net assets (see Note 8).

(2) Changes in the fair value of the Company's investment in Ctrip.com International Ltd. ("Ctrip") equity securities for periods beginning after December 31, 2017 are recognized in net income pursuant to the adoption of the accounting update on financial instruments in the first quarter of 2018 (see Note 1). Net unrealized gains, net of tax, on marketable equity securities at December 31, 2017 have been reclassified from accumulated other comprehensive income to retained earnings.

(3) Net unrealized (losses) gains on marketable securities for the three and six months ended June 30, 2018 include net unrealized losses of $4.3 million and $6.1 million before tax, respectively, of which net unrealized losses of $15.6 million and net unrealized gains of $16.8 million, respectively, were exempt from tax in the Netherlands. Net unrealized gains of $11.3 million and net unrealized losses of $22.9 million for the three and six months ended June 30, 2018, respectively, were taxable at a 25% tax rate in the Netherlands, resulting in a tax charge of $2.8 million and a tax benefit of $5.7 million, respectively. The Company also recorded a U.S. tax benefit of $2.4 million and a U.S. tax charge of $4.7 million for the three and six months ended June 30, 2018, respectively, related to these investments.

Net unrealized (losses) gains on marketable securities for the three and six months ended June 30, 2017 include net unrealized gains of $195.0 million and $548.8 million before tax, respectively, of which net unrealized gains of $161.4 million and $485.1 million, respectively, were exempt from tax in the Netherlands. Net unrealized gains of $33.6 million and $63.7 million for the three and six months ended June 30, 2017, respectively, were taxable at a 25% tax rate in the Netherlands, resulting in tax charges of $8.0 million and $15.9 million, respectively.

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2017	62,689	$487	(14,217)	$(8,698,829)	$5,783,089	$13,938,869	$236,982	$11,260,598
Net income	—	—	—	—	—	1,584,582	—	1,584,582
Foreign currency translation adjustments, net of tax charge of $20,358	—	—	—	—	—	—	(66,986)	(66,986)
Net unrealized losses on marketable securities, net of tax benefit of $998	—	—	—	—	—	—	(5,191)	(5,191)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	(42,680)	—	—	(42,680)
Exercise of stock options and vesting of restricted stock units and/or performance share units	186	2	—	—	1,327	—	—	1,329
Repurchase of common stock	—	—	(946)	(1,931,532)	—	—	—	(1,931,532)
Stock-based compensation and other stock-based payments	—	—	—	—	146,682	—	—	146,682
Conversion of debt	—	—	—	—	(773,150)	—	—	(773,150)
Common stock issued in an acquisition	52	—	—	—	110,441	—	—	110,441
Cumulative effect of adoption of accounting standard updates	—	—	—	—	—	429,627	(241,088)	188,539
Balance, June 30, 2018	62,927	$489	(15,163)	$(10,630,361)	$5,225,709	$15,953,078	$(76,283)	$10,472,632

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$1,584,582	$1,175,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	117,427	85,123
Amortization	92,329	84,179
Provision for uncollectible accounts	62,033	26,127
Deferred income tax benefit	(21,328)	(40,939)
Net unrealized gains on marketable equity securities	(76,363)	—
Stock-based compensation expense and other stock-based payments	149,501	126,047
Amortization of debt issuance costs	3,793	4,509
Amortization of debt discount	27,371	35,386
Loss on early extinguishment of debt	—	1,027
Changes in assets and liabilities, net of effects of an acquisition:
Accounts receivable	(391,802)	(333,545)
Prepaid expenses and other current assets	(574,151)	(438,641)
Accounts payable, accrued expenses and other current liabilities	1,328,616	873,705
Other long-term assets and liabilities	(11,789)	3,024
Net cash provided by operating activities	2,290,219	1,601,834

INVESTING ACTIVITIES:
Purchase of investments	(1,359,605)	(2,869,903)
Proceeds from sale of investments	3,497,179	1,480,236
Additions to property and equipment	(235,035)	(147,269)
Acquisitions and other investments, net of cash acquired	(139,386)	(490)
Net cash provided by (used in) investing activities	1,763,153	(1,537,426)

FINANCING ACTIVITIES:
Proceeds from short-term borrowing	3,033	4,599
Proceeds from the issuance of long-term debt	—	1,051,722
Payments for conversion of senior notes	(1,487,109)	(83,473)
Payment of debt	(348)	—
Payments for repurchase of common stock	(1,905,280)	(555,250)
Proceeds from exercise of stock options	1,329	2,790
Net cash (used in) provided by financing activities	(3,388,375)	420,388
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(20,457)	68,570
Net increase in cash, cash equivalents and restricted cash and cash equivalents	644,540	553,366
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	2,563,341	2,082,007
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$3,207,881	$2,635,373
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$984,524	$577,247
Cash paid during the period for interest	$100,662	$60,308
Non-cash financing activity for loan forgiveness	$—	$1,000
Non-cash operating and financing activity for an acquisition (see Note 7)	$50,751	$—
Non-cash investing and financing activity for an acquisition (see Note 7)	$59,690	$—
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

Reclassification

In conjunction with the adoption of the current revenue standard effective January 1, 2018, the Company reclassified certain expenses from "Cost of revenues" to "Sales and other expenses" or "General and administrative" expenses in its Unaudited Consolidated Statement of Operations for the three and six months ended June 30, 2017 to conform to the current period presentation.

The change in presentation and the reclassification for the three and six months ended June 30, 2017 had no impact on operating income or net income and are summarized below (in thousands):

Previously Reported	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Cost of revenues	$72,742	$157,911
Performance advertising	1,147,589	2,128,362
Brand advertising	121,187	194,199
Sales and marketing	131,734	245,770
General and administrative	141,634	277,181

Current Presentation	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Cost of revenues	$67,425	$147,826
Performance marketing	1,151,343	2,133,515
Brand marketing	130,321	211,139
Sales and other expenses	121,915	231,514
General and administrative	143,882	279,429

Balance Sheet Reclassification

In the second quarter of 2018, the Company changed the presentation of "Long-term investments" to include investments in private companies, which were previously included in "Other assets" in the Unaudited Consolidated Balance Sheets.  Therefore, the Company reclassified $450.9 million for investments in private companies to conform its Consolidated Balance Sheet at December 31, 2017 to this current period presentation. See the section "Long-term Equity Investments without Readily Determinable Fair Value" within Note 5 for more detail.

Restricted Cash and Cash Equivalents: Restricted cash and cash equivalents at June 30, 2018 and December 31, 2017 principally relates to the minimum cash requirement for Rentalcars.com's insurance business established in the fourth quarter of 2017. The following table reconciles cash, cash equivalents and restricted cash and cash equivalents reported in the Unaudited Consolidated Balance Sheets to the total amount shown in the Unaudited Consolidated Statements of Cash Flows (in thousands):

	June 30, 2018	December 31, 2017
As included in the Unaudited Consolidated Balance Sheets:
Cash and cash equivalents	$3,186,665	$2,541,604
Restricted cash and cash equivalents included in prepaid expenses and other current assets	21,216	21,737
Total cash, cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Consolidated Statements of Cash Flows	$3,207,881	$2,563,341

Recent Accounting Pronouncements Adopted

Improvements to Non-employee Share-Based Payment Accounting

In June 2018, the Financial Accounting Standards Board (“FASB”) issued a new accounting update which amends the guidance on share-based payments granted to non-employees for goods and services to align it with the guidance for share-based payments to employees. Under this new guidance, share-based awards to non-employees will be generally measured at fair value on the grant date of the awards and entities will need to assess the probability of satisfying performance conditions, if any are present, to determine expense to be recognized.
This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption allowed. The Company early adopted this new standard in the second quarter of 2018 and applied this update as of January 1, 2018. The adoption of this update did not have a material impact to the Unaudited Consolidated Financial Statements.

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

Other Recent Accounting Pronouncements

Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued a new accounting update to shorten the premium amortization period of purchased callable debt securities with non-contingent call features that are callable at fixed prices and on preset dates from their contractual maturity to the earliest call date. For public business entities, this update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Entities are required to apply this update on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of this update will not have a material impact to the Company's Consolidated Financial Statements as almost all of the Company's investments in callable debt securities include a make-whole provision, which is excluded from the scope of this update.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued a new accounting update to simplify the test for goodwill impairment by eliminating Step 2, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill, which requires a hypothetical purchase price allocation, with the carrying amount of that reporting unit's goodwill. Under this update, an entity would perform its quantitative annual or interim goodwill impairment test using the current Step 1 test and recognize an impairment charge for the excess of the carrying value of a reporting unit over its fair value.

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

Leases

In February 2016, the FASB issued a new accounting standard intended to improve the financial reporting of lease transactions. The new accounting standard requires lessees to recognize an asset and a liability on the balance sheet for the rights and obligations created by entering into a lease transaction. The new standard retains the dual-model concept by requiring entities to determine if a lease is an operating or financing lease. The lessor accounting model remains largely unchanged. The new standard expands qualitative and quantitative disclosures for lessees.

The standard is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective approach applied to the earliest comparative period in the financial statements. In July 2018, the FASB approved a new transition method that would permit issuers to apply the standard as of January 1, 2019. Early adoption is permitted.

The Company will adopt this standard in the first quarter of 2019 and apply it as of January 1, 2019. The Company is in the process of implementing a software platform to facilitate compliance with the new accounting and disclosure requirements. The most significant change will be related to the recognition of right-of-use assets and lease liabilities in the Company's balance sheet for real estate operating leases.

2.    REVENUE RECOGNITION

Adoption of ASC Topic 606, Revenues from Contracts with Customers

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using a modified retrospective method applied to all contracts as of January 1, 2018. Therefore, for reporting periods beginning after December 31, 2017, the financial statements are prepared in accordance with the current revenue standard and the financial statements for all periods prior to January 1, 2018 are presented under the previous revenue standard.

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

The cumulative effects of the revenue accounting changes on the Company's Unaudited Consolidated Balance Sheet as of January 1, 2018 were as follows (in thousands):

	Balance at December 31, 2017	Adjustments	Balance at January 1, 2018
ASSETS
Current assets:
Accounts receivable, net	$1,217,801	$205,324	$1,423,125

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$667,523	$171,644	$839,167
Accrued expenses and other current liabilities	1,138,980	44,374	1,183,354
Deferred merchant bookings	980,455	(201,647)	778,808

Deferred income taxes	481,139	2,414	483,553

Stockholders' equity:
Retained earnings	13,938,869	188,539	14,127,408

The following tables summarize the impacts of adopting the current revenue standard (in thousands, except per share data):

Unaudited Consolidated Balance Sheets at June 30, 2018:

	As reported (current revenue standard)	Current period adjustments	As adjusted (previous revenue standard)
ASSETS
Current assets:
Accounts receivable, net	$1,715,055	$(148,982)	$1,566,073
Prepaid expenses and other current assets	985,901	37,573	1,023,474

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,053,509	$(110,170)	$943,339
Accrued expenses and other current liabilities	1,418,603	(8,883)	1,409,720
Deferred merchant bookings	1,802,182	145,297	1,947,479

Deferred income taxes	502,581	(285)	502,296

Stockholders' equity:
Retained earnings	15,953,078	(139,366)	15,813,712
Accumulated other comprehensive income (loss)	(76,283)	1,998	(74,285)

Unaudited Consolidated Statements of Operations for the Three Months Ended June 30, 2018:

	As reported (current revenue standard)	Current period adjustments	As adjusted (previous revenue standard)

Agency revenues	$2,566,293	$(3,309)	$2,562,984
Merchant revenues	709,864	40,137	750,001
Advertising and other revenues	260,937	13	260,950
Cost of revenues		44,290	44,290

Operating expenses:
Performance marketing	1,141,893	(1,390)	1,140,503
Sales and other expenses	203,593	(205)	203,388
General and administrative	158,753	233	158,986
Foreign currency transactions and other	(15,046)	(1,066)	(16,112)
Income tax expense	231,539	(1,011)	230,528
Net income	977,372	(6,142)	971,230
Net income applicable to common stockholders per basic common share	20.34	(0.13)	20.21
Net income applicable to common stockholders per diluted common share	20.13	(0.13)	20.00

Unaudited Consolidated Statements of Operations for the Six Months Ended June 30, 2018:

	As reported (current revenue standard)	Current period adjustments		As adjusted (previous revenue standard)

Agency revenues	$4,679,632	$52,678		$4,732,310
Merchant revenues	1,236,331	101,677		1,338,008
Advertising and other revenues	549,332	104		549,436
Cost of revenues		89,950		89,950

Operating expenses:
Performance marketing	2,248,100	1,004		2,249,104
Sales and other expenses	369,393	—		369,393
General and administrative	320,892	1,034		321,926
Foreign currency transactions and other	(23,102)	789		(22,313)
Income tax expense	377,666	14,087		391,753
Net income	1,584,582	49,173	(1)	1,633,755
Net income applicable to common stockholders per basic common share	32.87	1.02		33.89
Net income applicable to common stockholders per diluted common share	32.42	1.01		33.43

(1) The current period adjustment represents the net income recorded directly to retained earnings on January 1, 2018 of $188.5 million that would have been recognized in the first quarter of 2018 under the previous revenue standard, partially offset by $139.4 million that would have been recognized in the third quarter of 2018 under the previous revenue standard.

Revenue Recognition

Online travel reservation services

For periods beginning after December 31, 2017, the Company recognizes revenue for travel reservation services when the travel begins rather than when the travel is completed. Substantially all of the Company's revenues are generated by providing online travel reservation services, which principally allows travelers to book travel reservations (e.g., accommodation, rental car and airline ticket reservations) with travel service providers (i.e., a hotel or other accommodation, rental car company or airline) through the Company’s websites and mobile apps. While the Company generally refers to a consumer that books travel reservation services on the Company's platforms as its customer, for accounting purposes, the Company's "customers" are the travel service providers and, in certain merchant transactions, the travelers. The Company's contracts with the travel service providers give them the ability to market their reservation availability without transferring responsibility to deliver the travel service to the Company; therefore, the Company's revenues are presented on a net basis in the Consolidated Statements of Operations. These contracts include payment terms and establish the consideration to which the Company is entitled, which includes either a commission or a margin on the travel transaction. Revenue is measured based on the expected consideration specified in the contract with the travel service provider, considering the effects of sales incentives, "no show" cancellations (where the traveler has not cancelled the reservation and does not arrive on the scheduled reservation date) and "late" cancellations (where the travel service provider accepts a cancellation after its cancellation cut-off date). Estimates for cancellations are based on historical experience.

Online travel reservation services are recorded at a point in time when the Company has completed its post-booking services and the travelers begin using the arranged travel services. These services are classified into two categories:

•
Agency revenues are derived from travel-related transactions where the Company does not receive payments from travelers for the travel reservation services provided. The Company invoices the travel service providers for its commissions in the month that travel is completed. Agency revenues consist almost entirely of travel reservation commissions, as well as certain global distribution fees ("GDS"), reservation booking fees and certain travel insurance fees.

•
Merchant revenues are derived from services where the Company receives payments from travelers for the travel reservation services provided, generally at the time of booking. The Company records cash collected from travelers, which includes the amounts owed to the travel service providers and the Company’s commission or margin and fees, as deferred merchant bookings until the arranged travel service begins. Merchant revenues include net revenues (i.e., the amount charged to travelers less the amount owed to travel service providers) and travel reservation commissions in connection with our accommodation reservations and rental car services; ancillary fees, including damage excess waiver insurance and certain travel insurance fees and certain GDS reservation booking fees; and customer processing fees. Substantially all merchant revenues are for merchant services derived from transactions where travelers book accommodations reservations or rental car reservations from travel service providers.

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

Tax Recovery Charge, Occupancy Taxes and State and Local Taxes

For merchant transactions, the Company charges the traveler an amount intended to cover the taxes that the Company anticipates the travel service provider will remit to the local taxing authorities ("tax recovery charge").  Tax rate information for calculating the tax recovery charge is provided to the Company by the travel service providers.

In certain taxing jurisdictions, the Company is required by statute, regulation or court order to collect and remit certain local occupancy tax, general excise and/or sales tax (“transaction-related taxes”) imposed upon its margin and/or service fees. In other taxing jurisdictions, the Company is required to collect from the traveler and remit directly to the taxing jurisdiction transaction-related taxes imposed on the full amount of the transaction, which includes taxes on the margin, service fees and the underlying rate provided by the travel service provider. The rate information for calculating these taxes is provided to the Company directly from the taxing jurisdictions. The taxes collected from travelers are reported on a net basis in Revenues in the Unaudited Consolidated Statements of Operations.

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

Loyalty Programs

The Company provides various loyalty programs, where participating travelers or diners are awarded loyalty incentives on current transactions that can be redeemed for future qualifying reservations booked with the travel service provider through the Company's websites or mobile apps or, in the case of OpenTable, at participating restaurants. The estimated fair value of the incentives that are expected to be redeemed is recognized as a reduction of revenues at the time the incentives are granted. In the first quarter of 2018, OpenTable introduced a three-year time-based expiration for points earned by diners, which resulted in a reduction of a portion of the loyalty liability of approximately $27 million. At June 30, 2018 and December 31, 2017, liabilities of $80.6 million and $104.7 million, respectively, for loyalty incentives were included in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheets.

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

			International
Total revenues for the Three Months Ended June 30,	United States		The Netherlands	Other	Total
2018	$423,267	(1)	$2,706,702	$407,125	$3,537,094	(1)
2017	422,307	(2)	2,278,255	323,994	3,024,556	(2)

(1) Total revenues have been reduced for cost of revenues for NYOP transactions of $44.3 million in 2018.

(2) Total revenues have not been reduced for cost of revenues for NYOP transactions of $67.4 million in 2017.

			International
Total revenues for the Six Months Ended June 30,	United States		The Netherlands	Other	Total
2018	$801,958	(1)	$4,829,426	$833,911	$6,465,295	(1)
2017	821,492	(2)	3,965,558	656,910	5,443,960	(2)

(1) Total revenues have been reduced for cost of revenues for NYOP transactions of $90.0 million in 2018.

(2) Total revenues have not been reduced for the cost of revenues for NYOP transactions of $147.8 million in 2017.

Revenue by Type of Service

Approximately 86% of the Company's revenue for both the three and six months ended June 30, 2018, respectively, relates to online accommodation reservation services. Revenue from all other sources of online travel reservation services or advertising and other revenues each represent less than 10% of the Company's total revenues.

Deferred Revenue

Cash payments received from travelers in advance of the Company completing its service obligations are included in "Deferred merchant bookings" in the Company's Unaudited Consolidated Balance Sheets and are comprised principally of amounts owed to the travel service providers as well as the Company's deferred revenue for its commission or margin and fees. At June 30, 2018 and December 31, 2017, deferred merchant bookings includes deferred revenue of $293.0 million and $151.2 million, respectively. The Company expects to complete its service obligation within one year of booking. In the six months ended June 30, 2018, the Company recognized revenue of $97.6 million and cancellations of $9.1 million related to the deferred revenue balance at December 31, 2017. In addition, the Company reduced the December 31, 2017 balance by $32.4 million for the impact of the adoption of the current revenue standard on January 1, 2018. The offsetting increase in the deferred revenue balance for the six months ended June 30, 2018 is principally driven by payments received from travelers, net of amounts payable to travel service providers, of $287.3 million for those online travel reservations in the current period.

3.                                      STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation expense included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $74.5 million and $66.9 million for the three months ended June 30, 2018 and 2017, respectively, and $145.9 million and $125.8 million for the six months ended June 30, 2018 and 2017, respectively.

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

Restricted Stock Units and Performance Share Units

The following table summarizes the activity of restricted stock units and performance share units ("share-based awards") during the six months ended June 30, 2018:

Share-Based Awards	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	524,696	$1,431.88
Granted	153,637	$2,035.68
Vested	(184,648)	$1,277.74
Performance Shares Adjustment	12,676	$1,587.94
Forfeited/Canceled	(21,685)	$1,649.68
Unvested at June 30, 2018	484,676	$1,676.34

At June 30, 2018, there was $496.1 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 2.1 years.

During the six months ended June 30, 2018, the Company made broad-based grants of 103,916 restricted stock units that generally have a three-year vesting period, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability. These share-based awards had a total grant date fair value of $211.6 million based on a weighted-average grant date fair value per share of $2,036.58.

In addition, during the six months ended June 30, 2018, the Company granted 49,721 performance share units to executives and certain other employees. The performance share units had a total grant date fair value of $101.1 million based on a weighted-average grant date fair value per share of $2,033.79. The performance share units are payable in shares of the Company's common stock upon vesting. Subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability, recipients of these performance share units generally must continue their service through the requisite service period in order to receive any shares. Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period. The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period, which generally ends December 31, 2020, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.  At June 30, 2018, the estimated number of probable shares to be issued is a total of 49,475 shares, net of performance share units that were forfeited or vested since the grant date. If the maximum performance thresholds are met at the end of the performance period, a maximum number of 98,950 total shares could be issued.  If the minimum performance thresholds are not met, 38,165 shares would be issued at the end of the performance period.

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

At June 30, 2018, there were 64,769 unvested 2017 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. At June 30, 2018, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 84,507 shares. If the maximum performance thresholds are met at the end of the performance period, a maximum of 129,538 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 51,512 shares would be issued at the end of the performance period.

2016 Performance Share Units

During the year ended December 31, 2016, the Company granted 85,735 performance share units with a grant date fair value of $111.7 million, based on a weighted-average grant date fair value per share of $1,302.25. The actual number of shares to be issued will be determined upon completion of the performance period which generally ends December 31, 2018.

At June 30, 2018, there were 66,270 unvested 2016 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. At June 30, 2018, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 111,196 shares. If the maximum thresholds are met at the end of the performance period, a maximum of 148,953 total shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 39,498 shares would be issued at the end of the performance period.

Stock Options

All outstanding employee stock options were assumed in acquisitions. The following table summarizes the activity for stock options during the six months ended June 30, 2018:

Employee Stock Options	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Balance, December 31, 2017	30,675	$401.61	$40,986	3.9
Exercised	(2,770)	$480.63
Forfeited	(13)	$241.83
Balance, June 30, 2018	27,892	$393.92	$45,552	3.3
Vested and exercisable at June 30, 2018	27,819	$402.22	$45,492	3.3
Vested and exercisable at June 30, 2018 and expected to vest thereafter	27,892	$393.92	$45,552	3.3

The aggregate intrinsic value of employee stock options exercised during the six months ended June 30, 2018 and 2017 was $4.4 million and $16.8 million, respectively. During the six months ended June 30, 2018 and 2017, stock options vested for 98 and 954 shares, respectively.

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted-average number of basic common shares outstanding	48,055	49,131	48,202	49,161
Weighted-average dilutive stock options, restricted stock units and performance share units	198	206	240	221
Assumed conversion of Convertible Senior Notes	297	719	435	667
Weighted-average number of diluted common and common equivalent shares outstanding	48,550	50,056	48,877	50,049
Anti-dilutive potential common shares	1,431	2,075	1,410	2,118

Anti-dilutive potential common shares for the three and six months ended June 30, 2018 include approximately 1.0 million shares that could be issued under the Company's outstanding convertible notes. Under the treasury stock method, the convertible notes will generally have an anti-dilutive impact on net income per share if the conversion prices for the convertible notes exceed the Company's average stock price.

5.                                      INVESTMENTS

Short-term and Long-term Investments in Marketable Securities

The Company has classified its investments in marketable debt securities as available-for-sale securities. These securities are reported at estimated fair value with the aggregate unrealized gains and losses related to these investments, net of taxes, reflected as a part of "Accumulated other comprehensive income (loss)" in the Unaudited Consolidated Balance Sheets. Classification as short-term or long-term investment is based upon the maturity of the debt securities. As of June 30, 2018, the Company does not consider any of its investments to be other-than-temporarily impaired.

The Company's investments in marketable equity securities are reported at estimated fair value in the Unaudited Consolidated Balance Sheets. Pursuant to the adoption of the accounting update on financial instruments (see Note 1), for periods beginning after December 31, 2017, changes in fair value of the equity securities are recognized in net income rather than accumulated other comprehensive income. Therefore, the Company reclassified net unrealized gains of $298.7 million ($241.1 million net of tax) as of January 1, 2018 from "Accumulated other comprehensive income (loss)" to "Retained earnings" in the Unaudited Consolidated Balance Sheet. For the three and six months ended June 30, 2018, the Company recognized $21.8 million and $76.4 million, respectively, in "Net unrealized gains on marketable equity securities" in the Unaudited Consolidated Statements of Operations.

The following table summarizes, by major security type, the Company's investments in marketable securities at June 30, 2018 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments in marketable securities:
Debt securities:
International government securities	$409,205	$18	$(341)	$408,882
U.S. government securities	873,082	2	(3,875)	869,209
Corporate debt securities	2,837,177	236	(13,466)	2,823,947
U.S. government agency securities	4,926	—	(20)	4,906
Commercial paper	37,808	—	—	37,808
Certificate of deposit	1,001	—	—	1,001
Total	$4,163,199	$256	$(17,702)	$4,145,753

Long-term investments in marketable securities:
Debt securities:
International government securities	$805,579	$3,903	$(191)	$809,291
U.S. government securities	467,280	7	(10,947)	456,340
Corporate debt securities	5,361,004	8,484	(67,317)	5,302,171
Investments in Ctrip:
Convertible debt securities	1,275,000	125,538	(4,700)	1,395,838
Equity securities	655,311	375,048	—	1,030,359
Total	$8,564,174	$512,980	$(83,155)	$8,993,999

The Company's investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. At June 30, 2018, the weighted-average life of the Company’s fixed income investment portfolio, excluding the Company's investment in Ctrip convertible debt securities, was approximately 1.4 years with an average credit quality of A+/A1/A+.

The Company invests in international government securities with high credit quality. At June 30, 2018, investments in international government securities principally included debt securities issued by the governments of the Netherlands, France, Austria, Germany, and Belgium.

The following table summarizes, by major security type, the Company's investments in marketable securities at December 31, 2017 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments in marketable securities:
Debt securities:
International government securities	$725,566	$246	$(436)	$725,376
U.S. government securities	996,112	5	(1,999)	994,118
Corporate debt securities	3,067,703	449	(4,837)	3,063,315
U.S. government agency securities	4,444	—	(30)	4,414
Commercial paper	72,650	—	—	72,650
Total	$4,866,475	$700	$(7,302)	$4,859,873

Long-term investments in marketable securities:
Debt securities:
International government securities	$607,000	$1,588	$(678)	$607,910
U.S. government securities	844,910	2	(10,636)	834,276
Corporate debt securities	6,689,747	8,399	(41,722)	6,656,424
U.S. government agency securities	500	—	(6)	494
Investments in Ctrip:
Convertible debt securities	1,275,000	103,100	(9,600)	1,368,500
Equity securities	655,311	299,697	(1,012)	953,996
Total	$10,072,468	$412,786	$(63,654)	$10,421,600

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

The Company evaluated the conversion features for all Ctrip senior convertible notes and only the conversion feature associated with the September 2016 investment met the definition of an embedded derivative (see Note 6). The Company monitors the conversion features of these notes to determine whether they meet the definition of an embedded derivative during each reporting period. The Ctrip convertible notes have been marked-to-market in accordance with the accounting guidance for available-for-sale securities. At June 30, 2018, the Company had also invested $655.3 million in Ctrip American Depositary Shares ("ADSs").

In connection with the Company's investments in Ctrip's convertible notes, Ctrip granted the Company the right to appoint an observer to its board of directors and permission to acquire its shares (through the acquisition of Ctrip ADSs in the open market) so that combined with ADSs issuable upon conversion of the August 2014, May 2015 and September 2016 convertible notes, the Company could hold up to an aggregate of approximately 15% of Ctrip's outstanding equity plus any ADSs issuable upon the conversion of the December 2015 convertible notes. At June 30, 2018, the Company did not have significant influence over Ctrip.

Long-term Equity Investments without Readily Determinable Fair Value

The Company holds investments in equity securities of private companies, which are typically at an early stage of development, of $450.9 million at June 30, 2018 and December 31, 2017. In 2017, the Company invested $450 million in preferred shares of Meituan Dianping, the leading e-commerce platform for local services in China. These investments are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer and are included in "Long-term investments" in the Company's Unaudited Consolidated Balance Sheets. There were no identified events or changes in circumstances to indicate a change in the carrying value of these investments at June 30, 2018.

In July 2018, the Company invested $500 million in preferred shares of Didi Chuxing, the leading mobile transportation and ride-hailing platform in China.

6.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value at June 30, 2018 are classified in the categories described in the tables below (in thousands):

	Level 1	Level 2	Total
ASSETS:
Cash and restricted cash equivalents:
Money market funds	$2,673,212	$—	$2,673,212
U.S. government securities	—	9,973	9,973
Corporate debt securities	—	5,268	5,268
Commercial paper	—	28,490	28,490
U.S. government agency securities	—	1,000	1,000
Time deposits	7,983	—	7,983
Short-term investments in marketable securities:
International government securities	—	408,882	408,882
U.S. government securities	—	869,209	869,209
Corporate debt securities	—	2,823,947	2,823,947
U.S. government agency securities	—	4,906	4,906
Commercial paper	—	37,808	37,808
Certificate of deposit	1,001	—	1,001
Long-term investments in marketable securities:
International government securities	—	809,291	809,291
U.S. government securities	—	456,340	456,340
Corporate debt securities	—	5,302,171	5,302,171
Ctrip convertible debt securities	—	1,395,838	1,395,838
Ctrip equity securities	1,030,359	—	1,030,359
Derivatives:
Currency exchange derivatives	—	318	318
Total assets at fair value	$3,712,555	$12,153,441	$15,865,996

	Level 1	Level 2	Total
LIABILITIES:
Currency exchange derivatives	$—	$2,036	$2,036

Financial assets and liabilities carried at fair value at December 31, 2017 are classified in the categories described in the tables below (in thousands):

	Level 1	Level 2	Total
ASSETS:
Cash and restricted cash equivalents:
Money market funds	$1,895,272	$—	$1,895,272
U.S. government securities	—	22,265	22,265
Corporate debt securities	—	6,674	6,674
Commercial paper	—	96,321	96,321
Time deposits	17,896	—	17,896
Short-term investments in marketable securities:
International government securities	—	725,376	725,376
U.S. government securities	—	994,118	994,118
Corporate debt securities	—	3,063,315	3,063,315
U.S. government agency securities	—	4,414	4,414
Commercial paper	—	72,650	72,650
Long-term investments in marketable securities:
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

At June 30, 2018 and December 31, 2017, the Company's cash consisted of bank deposits. Other financial assets and liabilities, including restricted cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these items. At June 30, 2018 and December 31, 2017, the Company held investments in equity securities of private companies of $450.9 million and these investments are accounted for under the cost method of accounting (see Note 5). See Note 5 for information on the carrying value of the Company's investments in marketable securities, Note 8 for the estimated fair value of the Company's outstanding Senior Notes and Note 12 for the Company's contingent liabilities associated with business acquisitions.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations. The Company mitigates these risks by following established risk management policies and procedures, including the use of derivatives. The Company does not use derivatives for trading or speculative purposes. All derivative instruments are recognized in the Unaudited Consolidated Balance Sheets at fair value. Gains and losses resulting from changes in the fair value of derivative instruments that are not designated as hedging instruments for accounting purposes are recognized in the Unaudited Consolidated Statements of Operations in the period that the changes occur. Changes in the fair value of derivatives designated as net investment hedges were recorded as foreign currency translation adjustments to offset a portion of the foreign currency translation adjustment from Euro-denominated net assets held by certain subsidiaries and were recognized in the Unaudited Consolidated Balance Sheets in "Accumulated other comprehensive income (loss)."

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation. The Company enters into average-rate derivative contracts to hedge translation risks from short-term currency exchange rate fluctuations for the Euro, British Pound Sterling and certain other currencies versus the U.S. Dollar. At June 30, 2018 and December 31, 2017, there were no outstanding derivative contracts related to foreign currency translation risks.

The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in currency exchange rates on its transactional balances denominated in currencies other than the functional currency. Derivative assets are included in "Prepaid expenses and other current assets" and derivative liabilities are included in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheets. Derivatives associated with these transaction risks resulted in foreign currency losses of $50.2 million and $29.6 million for the three and six months ended June 30, 2018, respectively, compared to foreign currency gains of $20.8 million and $27.6 million for the three and six months ended June 30, 2017, respectively. These mark-to-market adjustments on the derivative contracts, offset by the effect of changes in currency exchange rates on transactions denominated in currencies other than the functional currency, resulted in net losses of $11.8 million and $17.2 million for the three and six months ended June 30, 2018, respectively, and net losses of $5.1 million and $11.0 million for the three and six months ended June 30, 2017, respectively. The net impacts related to these derivatives are reported in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments resulted in net cash outflows of $30.2 million and net cash inflows of $23.1 million for the six months ended June 30, 2018 and 2017, respectively, and are reported within "Net cash provided by operating activities" in the Unaudited Consolidated Statements of Cash Flows.

Embedded Derivative — In September 2016, the Company invested $25 million in a Ctrip convertible note (see Note 5). The Company determined that the conversion option for this note met the definition of an embedded derivative. At June 30, 2018 and December 31, 2017, the embedded derivative had an estimated fair value of $1.7 million and $1.8 million, respectively, and is reported in the Unaudited Consolidated Balance Sheets with its host contract in "Long-term investments." The embedded derivative is bifurcated for measurement purposes only. The mark-to-market adjustments are included in "Foreign currency transactions and other" in the Company's Unaudited Consolidated Statements of Operations.

7.                                      INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted- Average Useful Life
Supply and distribution agreements	$1,084,719	$(382,281)	$702,438	$1,056,660	$(355,000)	$701,660	3 - 20 years	16 years

Technology	171,698	(114,680)	57,018	137,288	(104,478)	32,810	1 - 7 years	5 years

Patents	1,623	(1,623)	—	1,623	(1,623)	—	15 years	15 years

Internet domain names	41,112	(29,330)	11,782	42,265	(28,802)	13,463	5 - 20 years	8 years

Trade names	1,786,387	(395,009)	1,391,378	1,779,076	(350,447)	1,428,629	4-20 years	19 years

Non-compete agreements	21,900	(21,750)	150	21,900	(21,639)	261	3-4 years	3 years
Total intangible assets	$3,107,439	$(944,673)	$2,162,766	$3,038,812	$(861,989)	$2,176,823

Intangible assets are amortized on a straight-line basis.  Amortization expense was approximately $45.7 million and $92.3 million for the three and six months ended June 30, 2018, respectively, and $41.2 million and $84.2 million for the three and six months ended June 30, 2017, respectively.

The amortization expense for intangible assets for the remainder of 2018 and the annual expense for the next five years and thereafter is expected to be as follows (in thousands):

Remainder of 2018	$85,753
2019	168,793
2020	160,962
2021	154,945
2022	152,191
2023	150,181
Thereafter	1,289,941
$2,162,766

A roll-forward of goodwill for the six months ended June 30, 2018 consisted of the following (in thousands):

Balance at December 31, 2017	$2,737,671
Acquisition	131,583
Currency translation adjustments	(18,858)
Balance at June 30, 2018	$2,850,396

A substantial portion of the Company's intangibles and goodwill relates to the acquisitions of OpenTable in July 2014 and KAYAK in May 2013. There were no events or changes in circumstances to indicate a potential impairment to goodwill or intangible assets at June 30, 2018.

Acquisition

In April 2018, the Company paid $139.4 million, net of cash acquired, and issued shares of the Company's common stock in the amount of $110.4 million in connection with an acquisition of a local activities and experiences booking software provider. In respect of the shares issued, as shown in the supplemental disclosure in the Unaudited Consolidated Statement of Cash Flows, $59.7 million relates to purchase price consideration and $50.7 million relates to shares restricted for trading purposes until the required post-acquisition services are completed by certain employees. At June 30, 2018, the Company's Unaudited Consolidated Balance Sheet includes approximately $17 million in "Prepaid expenses and other current assets" and approximately $31 million in "Other assets" related to this deferred compensation charge associated with these restricted shares.

8.                                      DEBT

Short-term Borrowing

On June 30, 2018, the Company had a bank overdraft of $3.0 million, which was reported in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet at June 30, 2018 and was repaid in July 2018.

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

The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility would be used for working capital and general corporate purposes, which could include acquisitions, share repurchases or debt repayments. There were no borrowings outstanding and $3.8 million of letters of credit issued under the facility at June 30, 2018 and December 31, 2017.

Outstanding Debt

Outstanding debt at June 30, 2018 consisted of the following (in thousands):

June 30, 2018	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Short-term debt:
0.35% Convertible Senior Notes due June 2020	$1,000,000	$(51,810)	$948,190
Long-term debt:
0.9% Convertible Senior Notes due September 2021	$1,000,000	$(72,363)	$927,637
0.8% (€1 Billion) Senior Notes due March 2022	1,167,550	(5,448)	1,162,102
2.15% (€750 Million) Senior Notes due November 2022	875,663	(4,167)	871,496
2.75% Senior Notes due March 2023	500,000	(2,899)	497,101
2.375% (€1 Billion) Senior Notes due September 2024	1,167,550	(11,172)	1,156,378
3.65% Senior Notes due March 2025	500,000	(3,070)	496,930
3.6% Senior Notes due June 2026	1,000,000	(6,447)	993,553
1.8% (€1 Billion) Senior Notes due March 2027	1,167,550	(4,849)	1,162,701
3.55% Senior Notes due March 2028	500,000	(3,318)	496,682
Total long-term debt	$7,878,313	$(113,733)	$7,764,580

Outstanding debt at December 31, 2017 consisted of the following (in thousands):

December 31, 2017	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Short-term debt:
1.0% Convertible Senior Notes due March 2018	$714,304	$(3,394)	$710,910
Long-term debt:
0.35% Convertible Senior Notes due June 2020	$1,000,000	$(64,825)	$935,175
0.9% Convertible Senior Notes due September 2021	1,000,000	(83,272)	916,728
0.8% (€1 Billion) Senior Notes due March 2022	1,200,800	(6,238)	1,194,562
2.15% (€750 Million) Senior Notes due November 2022	900,600	(4,683)	895,917
2.75% Senior Notes due March 2023	500,000	(3,203)	496,797
2.375% (€1 Billion) Senior Notes due September 2024	1,200,800	(12,240)	1,188,560
3.65% Senior Notes due March 2025	500,000	(3,290)	496,710
3.6% Senior Notes due June 2026	1,000,000	(6,840)	993,160
1.8% (€1 Billion) Senior Notes due March 2027	1,200,800	(5,136)	1,195,664
3.55% Senior Notes due March 2028	500,000	(3,485)	496,515
Total long-term debt	$9,003,000	$(193,212)	$8,809,788

Based upon the closing price of the Company's common stock for the prescribed measurement period for the three months ended June 30, 2018, the contingent conversion threshold on the 2020 Notes (as defined below) was exceeded. Therefore, the 2020 Notes are currently convertible at the option of the holders and, accordingly, the Company reported the carrying value of the 2020 Notes as a current liability in the Company's Unaudited Consolidated Balance Sheet at June 30, 2018. Since these notes are convertible at the option of the holders and the principal amount is required to be paid in cash, the Company reclassified the unamortized debt discount for the 2020 Notes in the amount of $45.6 million before tax at June 30, 2018, from additional paid-in-capital to convertible debt in the mezzanine section in the Company's Unaudited Consolidated Balance Sheet. The contingent conversion threshold on the 2020 Notes was not exceeded at December 31, 2017, therefore, the 2020 Notes were reported as non-current liabilities in the Consolidated Balance Sheet as of that date. The determination of whether the 2020 Notes are convertible is performed on a quarterly basis. Consequently, the 2020 Notes may not be convertible in future quarters, and therefore, may again be classified as long-term debt, if the contingent conversion threshold is not met in such quarters.

The 2018 Notes (as defined below) became convertible on December 15, 2017, at the option of the holders, and remained convertible until the scheduled trading day immediately preceding the maturity date of March 15, 2018. Therefore, at December 31, 2017, the Company reported the carrying value of the 2018 Notes as a current liability and reclassified the unamortized debt discount for the 2018 Notes in the amount of $3.0 million before tax from additional paid-in-capital to convertible debt in the mezzanine section in the Consolidated Balance Sheet as of that date.

The contingent conversion threshold on the 2021 Notes (as defined below) was not exceeded at June 30, 2018 or December 31, 2017, and therefore these notes were reported as a non-current liability in the Unaudited Consolidated Balance Sheets.

Fair Value of Debt

At June 30, 2018 and December 31, 2017, the estimated fair value of the outstanding Senior Notes was approximately $9.7 billion and $11.1 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period. A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the Convertible Senior Notes.

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

Description of Senior Convertible Notes

In August 2014, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due September 15, 2021, with an interest rate of 0.9% (the "2021 Notes"). The Company paid $11.0 million in debt issuance costs during the year ended December 31, 2014 related to this offering. The 2021 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of approximately $2,055.50 per share. The 2021 Notes are convertible, at the option of the holder, prior to September 15, 2021, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2021 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2021 Notes in an aggregate value ranging from $0 to approximately $375 million depending upon the date of the transaction and the then current stock price of the Company. At June 15, 2021, holders will have the right to convert all or any portion of the 2021 Notes, regardless of the Company's stock price. The 2021 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2021 Notes for cash in certain circumstances. Interest on the 2021 Notes is payable on March 15 and September 15 of each year.

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

In March 2012, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due March 15, 2018, with an interest rate of 1.0% (the "2018 Notes"). The 2018 Notes were convertible, subject to certain conditions, into the Company's common stock at a conversion price of approximately $944.61 per share. For the three months ended March 31, 2018, in connection with the maturity of the remaining outstanding 2018 Notes, the Company paid $714.3 million to satisfy the aggregate principal amount due and paid an additional $773.2 million in satisfaction of the conversion value in excess of the principal amount.

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

For the three months ended June 30, 2018 and 2017, the Company recognized interest expense of $15.2 million and $24.0 million, respectively, related to convertible notes, which was comprised of $3.2 million and $5.4 million, respectively, related to the contractual coupon interest, $11.6 million and $17.3 million, respectively, related to the amortization of debt discount and $0.4 million and $1.3 million, respectively, related to the amortization of debt issuance costs. For the three months ended June 30, 2018 and 2017, included in the amortization of debt discount mentioned above was $0.8 million and $0.7 million, respectively, of original issuance discount related to the 2020 Notes. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt. The weighted-average effective interest rates for the three months ended June 30, 2018 and 2017 are 3.2% and 3.5%, respectively.

For the six months ended June 30, 2018 and 2017, the Company recognized interest expense of $35.0 million and $48.0 million, respectively, related to convertible notes, which was comprised of $7.7 million and $11.0 million, respectively, related to the contractual coupon interest, $26.1 million and $34.5 million, respectively, related to the amortization of debt discount and $1.2 million and $2.5 million respectively, related to the amortization of debt issuance costs. For the six months ended June 30, 2018 and 2017, included in the amortization of debt discount mentioned above was $1.5 million and $1.4 million, respectively, of original issuance discount related to the 2020 Notes. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt. The weighted-average effective interest rates for the six months ended June 30, 2018 and 2017 are 3.2% and 3.5%, respectively.

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

The aggregate principal value of the March 2022 Notes, November 2022 Notes, 2024 Notes and 2027 Notes and accrued interest thereon are designated as a hedge of the Company's net investment in certain Euro functional currency subsidiaries. The foreign currency transaction gains or losses on these liabilities are measured based upon changes in spot rates and are recorded in "Accumulated other comprehensive income (loss)" in the Unaudited Consolidated Balance Sheets. The Euro-denominated net assets of these subsidiaries are translated into U.S. Dollars at each balance sheet date, with the effects of foreign currency changes also reported in "Accumulated other comprehensive income (loss)" in the Unaudited Consolidated Balance Sheets. Since the notional amount of the recorded Euro-denominated debt and related interest are not greater than the notional amount of the Company's net investment, the Company does not expect to incur any ineffectiveness on this hedge.

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

For the three months ended June 30, 2018 and 2017, the Company recognized interest expense of $42.8 million and $33.1 million, respectively, related to other long-term debt, which was almost entirely comprised of $41.1 million and $31.7 million, respectively, related to the contractual coupon interest. The remaining interest expense relates to the amortization of debt discount and debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt.

For the six months ended June 30, 2018 and 2017, the Company recognized interest expense of $86.1 million and $63.7 million, respectively, related to other long-term debt, which was principally comprised of $82.7 million and $61.2 million, respectively, related to the contractual coupon interest. The remaining interest expense relates to the amortization of debt discount and debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt.

In March 2016, the Company received a ten-year loan from the State of Connecticut in the amount of $2.5 million with an interest rate of 1% in connection with the construction of office space in Connecticut.  In 2017, $1.0 million of the loan was forgiven as a result of meeting certain employment and salary conditions. The remaining balance of the loan will be forgiven in 2019 if certain employment and salary conditions are met. At June 30, 2018 and December 31, 2017, the loan in the amount of $1.5 million is reported in "Other long-term liabilities" in the Unaudited Consolidated Balance Sheets.

9.                                      TREASURY STOCK

At December 31, 2017, the Company had a total remaining authorization of $2.4 billion to repurchase its common stock related to programs authorized by the Company's Board of Directors in 2016 and 2017 for $3.0 billion and $2.0 billion, respectively. In the first quarter of 2018, the Company's Board of Directors authorized an additional program to repurchase up to $8.0 billion of the Company's common stock. At June 30, 2018, the Company had a remaining authorization of $8.6 billion to repurchase its common stock. The Company may make repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any repurchase of common stock and the amount of common stock repurchased will be determined at the Company's discretion. Additionally, the Board of Directors has given the Company the general authorization to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

In the six months ended June 30, 2018, the Company repurchased a total of 945,693 shares of its common stock in the open market for an aggregate cost of $1.9 billion, which included 873,986 shares for $1.8 billion acquired through its general repurchase programs and 71,707 shares for $146.3 million withheld to satisfy employee withholding tax obligations related to stock-based compensation.

In the six months ended June 30, 2017, the Company repurchased a total of 312,518 shares of its common stock in the open market for an aggregate cost of $556.2 million, which included 261,552 shares for $467.6 million acquired through its general repurchase programs and 50,966 shares for $88.6 million withheld to satisfy employee withholding tax obligations related to stock-based compensation.

In the three months ended June 30, 2018, stock repurchases in June 2018 of 28,241 shares for an aggregate cost of $57.0 million were settled in July 2018. In the three months ended December 31, 2017, stock repurchases in December 2017 of 18,217 shares for an aggregate cost of $32.0 million were settled in January 2018.

For the six months ended June 30, 2018 and 2017, the Company remitted $145.0 million and $86.5 million of employee withholding taxes, respectively, to the tax authorities, which is different from the aggregate cost of the shares withheld for taxes for each period due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Unaudited Consolidated Statements of Cash Flows.

At June 30, 2018, there were 15,162,512 shares of the Company's common stock held in treasury.

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

The Company's effective tax rate for both the three and six months ended June 30, 2018 was 19.2%, compared to 16.6% and 15.5% for the three and six months ended June 30, 2017, respectively. The Company's 2018 effective tax rates differ from the 2018 U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below), U.S. state tax rate changes that resulted in a net decrease to deferred tax liabilities associated with acquired intangible assets, and current year excess tax benefits of $1.0 million and $14.5 million for the three and six months ended June 30, 2018, respectively, recognized from the vesting of equity awards, partially offset by the effect of higher international tax rates and U.S. federal and state tax associated with the Company's current year international earnings, resulting from the introduction of the Tax Act. The Company's 2017 effective tax rates differ from the 2017 U.S. federal statutory tax rate of 35%, primarily as a result of lower international tax rates and current year excess tax benefits of $2.7 million and $12.6 million for the three and six months ended June 30, 2017, respectively, recognized from the vesting of equity awards, partially offset by certain nondeductible expenses.

The Company's effective tax rates were higher for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, primarily as a result of U.S. federal and state tax associated with the Company's current year international earnings, resulting from the introduction of the Tax Act, and the increase in the Netherlands Innovation Box Tax rate from 5% to 7% as discussed below.

During the three and six months ended June 30, 2018 and 2017, a substantial majority of the Company's income was generated in the Netherlands. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 7% ("Innovation Box Tax") for periods beginning on or after January 1, 2018 rather than the Dutch statutory rate of 25%. Previously, the Innovation Box Tax rate had been 5%. A portion of Booking.com's earnings during the three and six months ended June 30, 2018 and 2017 qualified for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those periods.

U.S. Tax Reform

On December 22, 2017, the Tax Act was enacted into law in the United States. The Tax Act made significant changes to U.S. federal tax law, including a reduction in the U.S. federal statutory tax rate from 35% to 21%, effective January 1, 2018. The Tax Act imposed a one-time deemed repatriation tax on accumulated unremitted international earnings, to be paid over eight years. The Company recorded provisional income tax expense of approximately $1.6 billion during the year ended December 31, 2017, which included U.S. state income taxes and international withholding taxes, related to the mandatory deemed repatriation of estimated accumulated international earnings of approximately $16.5 billion. The Company also recorded a provisional net income tax benefit of approximately $217.0 million during the year ended December 31, 2017 related to the remeasurement of the Company’s U.S. deferred tax assets and liabilities due to the reduction of the U.S. federal statutory rate from 35% to 21%. The Company currently expects to use approximately $204 million of deferred tax assets related to federal net operating loss carryforwards ("NOLs") and approximately $46 million of other tax credit carryforwards, and accordingly reduced the transition tax liability to approximately $1.3 billion at December 31, 2017. At June 30, 2018, the remaining liability of $1.2 billion includes $1.1 billion in "Long-term U.S. transition tax liability" and approximately $93 million in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet.

At June 30, 2018, the Company had not completed its accounting for the tax effects of the Tax Act that were recorded as provisional during the year ended December 31, 2017 in accordance with Staff Accounting Bulletin No. 118 ("SAB 118"). The Company is continuing to analyze its accumulated unremitted international earnings subject to the U.S. federal deemed repatriation tax. This analysis includes a review of income tax returns, some of which are not yet due. In addition, the Company is still evaluating whether and to what extent it will utilize its NOLs against the transition tax liability, which may impact the Company’s U.S. deferred tax assets and liabilities. As the Company refines its estimates and continues to evaluate the Tax Act, the Company will adjust its provision for income taxes in the period when a change in estimate occurs. The Company’s final accounting for the tax effects of the Tax Act may materially differ from the provisional amounts recorded during the year ended December 31, 2017 as a result of regulatory guidance that may be issued and changes in our assumptions and interpretations based on this guidance. The Company expects to complete its accounting within the measurement period.

The Tax Act also introduced in 2018 a tax on 50% of Global Intangible Low-Taxed Income (“GILTI”), which is income determined to be in excess of a specified routine rate of return. Since the Company is still reviewing the GILTI provisions and expects further guidance from the U.S. Treasury Department, Internal Revenue Service, state tax authorities and/or other authorities on the application of these provisions, the Company has not yet adopted an accounting policy as to whether the Company will treat taxes on GILTI as period costs or whether the Company will recognize deferred tax assets and liabilities when basis differences exist that are expected to affect the amount of the GILTI inclusion upon reversal.

11.                                      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The table below provides the balances for each classification of accumulated other comprehensive income (loss) at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Foreign currency translation adjustments, net of tax benefit of $44,086 and $64,445, respectively (1)	$(82,686)	$(15,700)

Net unrealized gains on marketable securities, net of tax:
Net unrealized gains on marketable equity securities, net of tax charge of $57,597 (2)	—	241,088
Net unrealized gains (losses) on marketable debt securities, net of tax charge of $31,905 and $32,903, respectively	6,403	11,594

Accumulated other comprehensive income (loss)	$(76,283)	$236,982

(1) Foreign currency translation adjustments, net of tax, at June 30, 2018 and December 31, 2017, include accumulated net losses from fair value adjustments of $35.0 million after tax ($52.6 million before tax) associated with previously settled derivatives that were designated as net investment hedges.

Foreign currency translation adjustments, net of tax, include foreign currency transaction losses of $96.1 million after tax ($112.0 million before tax) and $190.4 million after tax ($237.2 million before tax) at June 30, 2018 and December 31, 2017, respectively, associated with the Company's Euro-denominated debt. The Company's Euro-denominated debt is designated as a hedge against the impact of currency fluctuations on its Euro-denominated net assets (see Note 8).

The remaining balance in foreign currency translation adjustments relates to the cumulative impacts of currency fluctuations on the Company's international non-U.S. Dollar denominated net assets. During the three and six months ended June 30, 2018, the Company recorded deferred tax benefits of $21.0 million and $10.5 million, respectively, related to its one-time deemed repatriation tax liability recorded at December 31, 2017 and current year foreign earnings subject to U.S. federal and state income tax, resulting from the introduction of the Tax Act. Prior to January 1, 2018, foreign currency translation adjustments excluded U.S. federal and state income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States.

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

(3) Net unrealized gains (losses) on marketable debt securities, net of tax, relates to changes in the fair value of the Company's investments in debt securities (see Note 5). Net unrealized gains before tax on debt securities at June 30, 2018 and December 31, 2017 were $38.3 million and $44.5 million, respectively, of which unrealized losses of $68.6 million and $85.3 million, respectively, were exempt from tax in the Netherlands. Unrealized gains of $106.9 million and $129.8 million at June 30, 2018 and December 31, 2017, respectively, were taxable at a 25% tax rate in the Netherlands, resulting in tax charges of $26.7 million and $32.4 million, respectively. The Company also recorded U.S. tax charges of $5.2 million and $0.5 million at June 30, 2018 and December 31, 2017, respectively, related to these investments.

12.                                      COMMITMENTS AND CONTINGENCIES

Competition Reviews

The online travel industry has become the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. The Company is or has been involved in investigations predominantly related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates that are at least as low as those offered to other OTCs or through the accommodation provider's website. Some investigations relate to other issues such as reservation and cancellation clauses, commission payments, consumer protection issues and pricing behavior. For instance, on September 8, 2017, the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland.

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

On July 1, 2015, Booking.com voluntarily implemented the commitments given to the French, Italian and Swedish NCAs throughout the European Economic Area and Switzerland. Nearly all NCAs in the European Economic Area have now closed their investigations following Booking.com's implementation of the commitments in their jurisdictions. Booking.com has also agreed with the NCAs in Australia, New Zealand, Georgia, Turkey and Brazil to implement the narrow price parity clause in these countries. However, the Australian NCA re-opened its investigation into Booking.com's use of price parity clauses in agreements with accommodation providers. Booking.com is in ongoing discussions with various NCAs in other countries regarding their concerns. The Company is currently unable to predict the long-term impact the implementation of these commitments will have on Booking.com's business, on investigations by other countries, or on industry practice more generally.

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

A number of European countries have adopted legislation making price parity agreements illegal, and it is possible other countries may adopt similar legislation in the future. For example, in August 2015, French legislation known as the "Macron Law" became effective. Among other things, the Macron Law makes price parity agreements illegal, including the narrow price parity agreements agreed to by the French NCA in April 2015. Legislation prohibiting narrow price parity agreements became effective in Austria on December 31, 2016 and in Italy on August 29, 2017. A motion calling on the Swiss government to introduce legislation prohibiting the narrow price parity clause was approved by the Swiss Parliament on September 18, 2017. In December 2017, the Belgian authorities proposed similar legislation to the European Commission. It is not yet clear how the Macron Law, the Austrian or Italian legislation or the proposed Swiss or Belgian legislation may affect the Company's business in the long term.

NCAs are continuing to review the activities of online platforms, including through the use of consumer protection powers. A number of authorities are investigating or conducting information gathering exercises in respect of compliance by OTCs with consumer protection laws. Other NCAs are reviewing the online hotel booking sector more widely through market inquiries. For example, in October 2017 the United Kingdom's NCA (the Competition and Markets Authority, or CMA) launched a consumer protection law investigation into the clarity, accuracy and presentation of information on hotel booking sites with a specific focus on the display of search results, claims regarding discounts, methods of "pressure selling" (such as creating false impressions regarding room availability) and failure to disclose hidden charges.  In connection with this investigation, in June 2018, the CMA announced that it would proceed with enforcement action against a number of hotel booking sites. Similarly, the consumer protection department of the German NCA opened a sector inquiry into online price comparison sites in various sectors including travel and hotels in October 2017.  Further, in March 2018, the Danish NCA began a review of the competitive conditions of the online hotel booking market. Outside Europe, in April 2018 the Singaporean NCA launched a market review into the online travel sector, with a focus on agreements between booking platforms and flight and hotel service providers. The Australian House of Representatives Standing Committee on Industry, Innovation, Science and Resources has also commenced an inquiry into the impacts of global online companies on local businesses in Australia. We are cooperating with regulators where applicable, but we are unable to predict what, if any, effect such actions will have on our business, industry practices or online commerce more generally.

Competition-related investigations, legislation or issues could also give rise to private litigation. For example, Booking.com is involved in private litigation in Sweden related to its narrow price parity provisions. In July 2018, the Swedish Patent and Market Court determined that the narrow price parity clause had to be removed from Booking.com's agreements with hotels in Sweden. Booking.com plans to appeal the court's decision. We are unable to predict how this litigation will ultimately be resolved, or whether it will impact Booking.com's business in Sweden.

Tax Matters

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

Italian authorities are reviewing Booking.com's activities to determine whether Booking.com has a permanent establishment in Italy. They are also reviewing Booking.com's transfer pricing practices in Italy. The Company believes that Booking.com has been, and continues to be, in compliance with Italian tax law. The Company is cooperating with the investigation but intends to contest any allegation that Booking.com has a permanent establishment in Italy. It is unclear at this stage of the investigation what actions, if any, the Italian authorities will take. Such actions could include closing the investigation, assessing Booking.com additional taxes, as well as the imposition of interest, fines and penalties, or even bringing criminal charges.

From time to time, the Company is involved in other tax-related audits, investigations or proceedings, which could relate to income taxes, value-added taxes, sales taxes, employment taxes, etc. For example, the Company is subject to legal proceedings in the United States related to travel transaction taxes (e.g., hotel occupancy taxes, sales taxes, etc.).

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

Contingent Consideration for Business Acquisition

At June 30, 2018 and December 31, 2017, the Company's Unaudited Consolidated Balance Sheets included a liability of approximately $9 million for estimated contingent payments for a business acquisition in 2015. The fair value of the liability, which is considered a "Level 3" fair value measurement (see Note 6), was based upon probability-weighted average payments for specific performance factors from the acquisition date through the performance period which ends on March 31, 2019. The range of undiscounted outcomes for the estimated contingent payments is $0 to approximately $90 million.

Building Construction

In September 2016, the Company signed a turnkey agreement to construct an office building in the Netherlands, which will be the future headquarters of the Booking.com business. The turnkey agreement provided for payments by Booking.com of approximately 270 million Euros and consists of two components, land-use rights and the building to be constructed. Upon signing this agreement, Booking.com paid approximately 48 million Euros to the developer, which included approximately 43 million Euros for the acquired land-use rights and approximately 5 million Euros for the building construction. The land-use rights are included in "Other assets" and the building construction-in-progress is included in "Property and equipment, net" in the Unaudited Consolidated Balance Sheets. The land-use rights asset is recognized as rent expense on a straight-line basis over a 49-year lease term. As of June 30, 2018, required future lease payments for the land-use rights of approximately 78 million Euros, which is in addition to the 270 million Euros related to the turnkey agreement, will be recognized as rent expense on a straight-line basis over the remaining 48-year term of the lease. Rent expense associated with land use rights is recorded in "General and administrative" expense in the Unaudited Consolidated Statements of Operations. Booking.com paid approximately 34 million Euros in the first quarter of 2018 and expects to pay approximately 27 million Euros in the third quarter of 2018, almost entirely related to building construction. The remaining amount of approximately 161 million Euros related to building construction under the turnkey agreement will be paid periodically from the fourth quarter of 2018 until the expected completion of the building in early 2021. The Company will also make additional capital expenditures to fit out and furnish the office space.

Business Acquisition

In July 2018, the Company signed a definitive agreement to acquire a hotel meta-search company and will pay approximately $140 million in cash in connection with this acquisition. The transaction is expected to close later this year, subject to regulatory approval and other closing conditions.

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

We derive substantially all of our revenue from the following sources:

•	Commissions earned from facilitating reservations of accommodations, rental cars and other travel services on an agency basis;

•	Transaction revenues on a merchant basis and customer processing fees from our accommodation, rental car, airline ticket, attractions and in-stay services and vacation package reservation services;

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

Our growth has primarily been generated by our worldwide accommodation reservation service brand, Booking.com, which is our most significant brand, and has been due, in part, to the availability of a large and growing number of instantly bookable properties through Booking.com. Booking.com included approximately 1,925,000 properties on its website at June 30, 2018, consisting of approximately 425,000 hotels, motels and resorts and approximately 1,500,000 homes, apartments and other unique places to stay, compared to approximately 1,340,000 properties (including approximately 365,000 hotels, motels and resorts and approximately 975,000 homes, apartments, and other unique places to stay) at June 30, 2017. Booking.com categorizes properties listed on its website as either (a) hotels, motels and resorts, which groups together more traditional accommodation types (including hostels, resorts, inns and motels), or (b) homes, apartments and other unique places to stay, also referred to as alternative accommodations, which encompasses all other types of accommodations, including homes, apartments, villas and beyond.

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

As part of our strategy to increase the number and variety of accommodations available on Booking.com, Booking.com is increasingly processing transactions on a merchant basis where it receives payments on behalf of customers. This allows Booking.com to process transactions for properties that do not accept credit cards and to increase its ability to offer secure and flexible transaction terms to consumers, such as the form and timing of payment. We believe that adding these types of properties and service offerings will benefit our customers and our gross bookings, room night and earnings growth rates. However, this results in additional expenses for personnel, payment processing, chargebacks and other expenses related to these transactions, which are recorded in "Personnel" and "Sales and other expenses" in our Unaudited Statements of Operations. As this business continues to grow, we may experience a significant increase in these expenses, which would negatively impact our operating margins.

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
As noted earlier, our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. As a result of currency exchange rate changes, our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses and net income are higher as expressed in U.S. Dollars for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. For example, total revenues in 2018 compared to gross profit in 2017 from our international operations grew 20.7% and 23.1% for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017, but, without the positive impact of changes in currency exchange rates, grew year-over-year on a constant-currency basis by approximately 16% and 17%, respectively. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated long-term debt, and accrued interest thereon, provide a hedge against the impact of currency exchange rate fluctuations on the net assets of certain of our Euro functional currency subsidiaries (see Note 6 to our Unaudited Consolidated Financial Statements). For more information, see Part II Item 1A Risk Factors - "We are exposed to fluctuations in currency exchange rates."
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
Although we believe that providing an extensive collection of properties, excellent customer service and an intuitive, easy to use website or mobile experience are important factors influencing a consumer's decision to make a reservation, for many consumers, particularly in certain markets, the price of the travel service is the primary factor determining whether a consumer will book a reservation. We have observed an increase in promotional pricing to closed user groups (such as loyalty program participants or consumers with registered accounts), including through mobile apps. In addition, many large hotel chains and OTCs have launched initiatives, such as increased discounting and incentives, to encourage consumers to book accommodations through their websites. Discounting and couponing coupled with a high degree of consumer shopping behavior is particularly common in Asian markets. In some cases, our competitors are willing to make little or no profit on a transaction, or offer travel services at a loss, in order to gain market share.

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Both our performance and brand marketing expenses have increased significantly in recent years, a trend we expect to continue. For the six months ended June 30, 2018 and 2017, our total performance marketing expense was approximately $2.2 billion and $2.1 billion, respectively, primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our websites. Growth of some of these channels has slowed. We also invested approximately $225 million and $211 million in brand marketing for the six months ended June 30, 2018 and 2017, respectively, primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook), online display advertising and other brand marketing. We intend to continue a strategy of promoting brand awareness through both online and offline marketing efforts, including by expanding brand campaigns into additional markets, which may significantly increase our brand marketing expenses in 2018. We have observed increased brand marketing by OTCs, meta-search services and travel service providers, particularly in North America and Europe, which may make our brand marketing efforts more expensive and less effective.

Performance marketing efficiency, expressed as performance marketing expense as a percentage of total revenues in 2018 or as a percentage of gross profit in 2017, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs per click and reduce our performance marketing efficiency. Over time, we have also experienced increasing cancellation rates, which negatively affects our marketing efficiency and results of operations. Changes by Google in how it presents travel search results, including by placing its own offerings at or near the top of search results, or the manner in which it conducts the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites. Similarly, changes by our other search and meta-search partners in how they present travel search results or the manner in which they conduct the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites.

We have observed a long-term trend of decreasing performance marketing returns on investment ("ROIs"), a trend we expect to continue, though the rate of decrease may fluctuate and there may be periods of stable or increasing ROIs from time to time. In addition, we may from time to time, as we did in the third and fourth quarters of 2017 and in the first and second quarters of 2018, pursue a strategy of improving our performance marketing ROIs, which could negatively impact growth and positively impact performance marketing efficiency. When evaluating our performance marketing spend, we consider several factors for each channel, such as the customer experience on the advertising platform, the incrementality of the traffic we receive and the anticipated repeat rate from a particular platform, as well as other factors. Our strategy of improving performance marketing ROIs, along with factors such as competitors' actions in the bidding environment, the amount of marketing invested by these channels to generate demand and overall performance platform traffic growth trends, which have shown volatility and long-term deceleration of growth rates, may also impact growth rates for performance marketing channels.

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

The national competition authorities ("NCAs") of many governments have conducted or are conducting investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. Some countries have adopted or proposed legislation that could also affect business practices within the online travel industry. For example, France and Italy, among others, have adopted legislation making price parity agreements illegal and similar legislation is under consideration in other countries. Also, a number of NCAs are investigating or conducting information-gathering exercises in respect of compliance by OTCs with consumer protection laws, investigating practices such as display of search results and search ranking algorithms, claims regarding discounts, disclosure of charges and availability, and similar messaging. For more information on these investigations and their potential effects on our business, see Note 12 to our Unaudited Consolidated Financial Statements and Part II Item 1A Risk Factors - "As the size of our business grows, we may become increasingly subject to the scrutiny of anti-trust, competition and consumer protection regulators." In addition to the price parity and consumer protection investigations, from time to time NCAs, other governmental agencies, trade associations and private parties take legal actions, including commencing legal proceedings, that may affect our operations.  For example, in March 2017, in connection with a lawsuit begun in 2015 by the Association of Turkish Travel Agencies claiming that Booking.com is required to meet certain registration requirements in Turkey, a Turkish court ordered Booking.com to suspend offering Turkish hotels and accommodations to Turkish residents.  Although Booking.com is appealing the order and believes it to be without basis, this order has had a negative impact on the Company's growth and results of operations, and is expected to continue to negatively impact the Company's results of operations. In general, increased regulatory focus on online businesses, including online travel businesses like ours, could result in increased compliance costs or otherwise adversely affect our business.

Seasonality

A meaningful amount of our gross bookings is generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. However, historically we generally have not recognized revenue from these bookings until the travel is completed (at "check-out") or for periods beginning after December 31, 2017 when the travel begins (at "check-in"), which, in either case, can be in a quarter other than when the reservation is booked. In contrast, we expense the substantial majority of our marketing activities as the expense is incurred, which, in the case of performance marketing in particular, is typically in the quarter in which associated reservations are booked. As a result of this potential timing difference between when we record marketing expense and when we recognize associated revenue, we have historically experienced our highest levels of profitability in the third quarter of the year, which is when we experience the highest levels of accommodation check-outs for the year for our European and North American businesses. We expect this to continue under our new revenue recognition policy, under which we recognize revenue at check-in. The first quarter of the year is typically our lowest level of profitability and may experience additional volatility in earnings growth rates due to these and other seasonal timing factors. For our Asia-Pacific business, we experience the highest levels of accommodation bookings in the third and fourth quarters of the year, and the highest levels of accommodation check-ins and check-outs in the fourth quarter. As the relative growth rates for these businesses fluctuate, the quarterly distribution of our operating results may vary.

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

Upon adoption of the current revenue standard, for periods beginning after December 31, 2017, the timing of revenue recognition for travel reservation services changed. For example, revenue for accommodation reservation services, which was primarily recognized at check-out under the previous revenue standard, changed to be recognized at check-in under the new revenue standard. We estimate that total revenues recognized at check-in will be approximately 1% lower in the third quarter of

2018 and approximately 5% higher in the fourth quarter of 2018 compared to the same quarters in 2018 if revenues were recognized at check-out.

In addition, the date on which certain holidays fall can have an impact on our quarterly results. For example, in 2017, our second quarter year-over-year growth rates in revenue, gross profit, operating income and operating margins were positively impacted by Easter falling in the second quarter instead of the first quarter, as it did in 2016. Conversely, our first quarter 2017 year-over-year growth rates in revenue, gross profit, operating income and operating margins were adversely impacted by Easter falling in the second quarter instead of the first quarter, as it did in 2016. Similar to 2017, in 2018 Easter fell in the second quarter instead of the first quarter. However, because Easter was on April 1, 2018 and a meaningful amount of Easter travel commenced in the week leading up to Easter (i.e., during the first quarter), Easter had a positive effect on our first quarter 2018 year-over-year growth rates and had a negative effect on our second quarter 2018 year-over-year growth rates due to the change in our revenue recognition policy from "check-out" to "check-in." The timing of other holidays such as Ramadan can also impact our quarterly year-over-year growth rates.

The impact of seasonality can be exaggerated in the short term by the gross bookings growth rate of the business. For example, in periods where our gross bookings growth rate substantially decelerates, our operating margins typically benefit from relatively less variable marketing expense. In addition, revenue growth is typically less impacted by decelerating gross bookings growth in the near term due to the benefit of revenue related to reservations booked in previous quarters, but any such deceleration would negatively impact revenue growth in subsequent periods. Conversely, in periods where our gross bookings growth rate accelerates, our operating margins are typically negatively impacted by relatively more variable marketing expense. In addition, revenue growth is typically less impacted by accelerating gross bookings growth in the near term, but any such acceleration would positively impact revenue growth in subsequent periods as a portion of the revenue recognized from such gross bookings will occur in future quarters.

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

Results of Operations
Three and Six Months Ended June 30, 2018 compared to the Three and Six Months Ended June 30, 2017

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

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the three and six months ended June 30, 2018 and 2017 were as follows (numbers may not total due to rounding):

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2018	2017	Change	2018	2017	Change
Agency	$19,090	$17,947	6.4%	$39,666	$36,087	9.9%
Merchant	4,807	2,850	68.6%	9,240	5,396	71.2%
Total	$23,896	$20,797	14.9%	$48,906	$41,484	17.9%

Gross bookings increased by 14.9% and 17.9% for the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017 (growth on a constant-currency basis was approximately 11% and 12%, respectively), almost entirely due to growth of 12.0% and 12.6%, respectively, in accommodation room night reservations and the beneficial impact of foreign exchange rate fluctuations. Accommodation ADRs on a constant-currency basis were relatively unchanged for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017. For the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, foreign exchange rate fluctuations significantly benefited gross bookings growth in U.S. Dollars. We believe that unit growth rates and growth in total gross bookings on a constant-currency basis, which excludes the impact of foreign exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

Agency gross bookings are derived from travel-related transactions where we do not receive payments from travelers for the travel services provided. Agency gross bookings increased by 6.4% and 9.9% for the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017, almost entirely due to the growth in gross bookings from Booking.com agency accommodation room night reservations.

Merchant gross bookings are derived from services where we receive payments from travelers for the travel services provided. Merchant gross bookings increased by 68.6% and 71.2% for the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017, almost entirely due to growth in gross bookings from our merchant accommodation reservation services at Booking.com and agoda.com.

Accommodation room nights, rental car days and airline tickets reserved through our services for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2018	2017	Change	2018	2017	Change
Room nights	190.5	170.2	12.0%	387.3	344.1	12.6%
Rental car days	20.9	20.7	1.0%	39.7	39.4	0.8%
Airline tickets	1.9	1.8	5.3%	3.7	3.6	3.6%

Accommodation room night reservations increased by 12.0% and 12.6% for the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017, primarily due to strong execution by our brand teams to add new properties to our accommodation reservation services, invest in performance and brand marketing and provide a continuously improving experience for customers, as well as the ongoing shift from offline to online for travel bookings.

Rental car day reservations increased by 1.0% and 0.8% for the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017, due to an increase in Rentalcars.com’s rental car day reservations, partially offset by a decline in priceline’s rental car day reservations. On March 26, 2018, priceline discontinued its Name Your Own Price® rental car reservation service.

Airline ticket reservations increased by 5.3% and 3.6% for the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017, due to the benefits of priceline's investments in its flight platform and brand marketing.

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

Online travel reservation services are classified into two categories:

•
Agency revenues are derived from travel-related transactions where we do not receive payments from travelers for the travel reservation services provided. Agency revenues consist almost entirely of travel reservation commissions, as well as certain GDS reservation booking fees and certain travel insurance fees. Substantially all of our agency revenue is from Booking.com agency accommodation reservations.

•
Merchant revenues are derived from services where we receive payments from travelers for the travel reservation services provided. Merchant revenues include (1) transaction net revenues (i.e., the amount charged to a customer, less the amount charged to us by travel service providers) and travel reservation commissions in connection with (a) the accommodation reservations provided through our merchant accommodation reservation services at Booking.com, agoda.com and priceline and (b) the reservations provided through our merchant rental car service at Rentalcars.com; (2) ancillary fees, including damage excess waiver insurance and certain travel insurance fees and certain GDS reservation booking fees and (3) customer processing fees charged in connection with the merchant accommodation reservation services at priceline and agoda.com.

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

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2018	2017	Change	2018	2017	Change
Agency revenues	$2,566,293	$2,332,371	10.0%	$4,679,632	$4,117,684	13.6%
Merchant revenues	709,864	498,133		1,236,331	940,178
Advertising and other revenues	260,937	194,052	34.5%	549,332	386,098	42.3%
Total revenues	$3,537,094	3,024,556		$6,465,295	5,443,960
Cost of revenues		67,425			147,826
Gross profit		$2,957,131			$5,296,134

Agency revenues increased by 10.0% and 13.6% for the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017, almost entirely due to growth in agency accommodation room night reservations at Booking.com.

Merchant revenues for the three and six months ended June 30, 2018 were $709.9 million and $1.2 billion, respectively, compared to merchant revenues less cost of revenues of $430.7 million and $792.4 million for the three and six months ended June 30, 2017, respectively, resulting in an increase of 64.8% and 56.0%, respectively. Revenue from our merchant accommodation reservation services contributed approximately 90% of the year-over-year increase for both the three and six months ended June 30, 2018. Booking.com has been expanding its merchant accommodation reservation services to provide greater payment options for both customers and travel service providers.

Advertising and other revenues increased by 34.5% and 42.3% for the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017, primarily due to (1) the inclusion in 2018 of approximately $40 million and $84 million in revenue related to the Momondo Group for the three and six months ended June 30, 2018, respectively; (2) other growth in our KAYAK business; and (3) increased diner reservation volumes at OpenTable. The increase for the six months ended June 30, 2018, was also driven by a benefit from the reversal of approximately $27 million related to OpenTable's loyalty program liability, which resulted from the introduction of a three-year time-based expiration for points earned by diners.

Total revenues of $3.5 billion and $6.5 billion for the three and six months ended June 30, 2018, respectively, as compared to gross profit of $3.0 billion and $5.3 billion for the three and six months ended June 30, 2017, respectively, increased by 19.6% and 22.1%, respectively (growth on a constant-currency basis was approximately 16% for both the three and six months). Revenue from our accommodation reservation services contributed approximately 82% of the year-over-year increase for both the three and six months ended June 30, 2018.

Total revenues for the three and six months ended June 30, 2018 under the current revenue standard, where revenue is recognized when the travel begins (at "check-in"), were approximately 0.2% higher and 1.0% lower than total revenues for the three and six months ended June 30, 2018, respectively, if reported under the previous revenue standard, where revenue was recognized when travel was completed (at "check-out") (see Note 2 to our Unaudited Consolidated Financial Statements).  The favorable impact of 0.2% on total revenues for the three months ended June 30, 2018 resulted in a slightly favorable impact on the growth rate when comparing 2018 total revenues to 2017 gross profit. The unfavorable impact of 1.0% on total revenues for the six months ended June 30, 2018 resulted in an unfavorable impact on the growth rate of approximately one percentage point when comparing 2018 total revenues to 2017 gross profit.

Total revenues as a percentage of gross bookings was 14.8% for the three months ended June 30, 2018 as compared to gross profit as a percentage of gross bookings of 14.2% for the three months ended June 30, 2017. The increase is due in part to the timing of booking versus travel and the inclusion of the Momondo Group since its acquisition in July 2017. The increase is partially offset by: (1) Easter falling on April 1, 2018 versus the prior year on April 16, 2017, which resulted in Easter-related revenue being recognized at check-in during the first quarter of this year instead of Easter-related revenue being recognized at check-out in the second quarter of the prior year and (2) the increased use of discounted closed user group rates and incentives to drive gross bookings. Total revenues as a percentage of gross bookings was 13.2% for the six months ended June 30, 2018, as compared to gross profit as a percentage of gross bookings of 12.7% for the six months ended June 30, 2017. The increase is due in part to: (1) the timing of booking versus travel; (2) the inclusion of the Momondo Group since its acquisition in July 2017; and (3) the adjustment to reverse a portion of OpenTable's loyalty program liability. The increase is partially offset by the increased use of discounted closed user group rates and incentives to drive gross bookings.

Our international operations accounted for approximately $3.1 billion and $5.7 billion of our total revenues for the three and six months ended June 30, 2018, respectively, compared to $2.6 billion and $4.6 billion of our gross profit for the three and six months ended June 30, 2017, respectively. Total revenues in 2018 compared to gross profit in 2017 attributable to our international operations increased by 20.7% and 23.1% for the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017 (growth on a constant-currency basis was approximately 16% and 17%, respectively). Total revenues in 2018 compared to gross profit in 2017 attributable to our U.S. businesses increased by 11.9% and 15.2% for the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017, due to growth in all of our U.S. businesses. In addition, the adjustment to reverse a portion of OpenTable's loyalty program liability had a favorable impact on total revenues attributable to our U.S. businesses for the six months ended June 30, 2018 of approximately $27 million.

Operating Expenses

Marketing

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2018	2017	Change	2018	2017	Change
Performance marketing	$1,141,893	$1,151,343	(0.8)%	$2,248,100	$2,133,515	5.4%
% of Total revenues in 2018 / % of Gross profit in 2017	32.3%	38.9%		34.8%	40.3%

Brand marketing	$123,734	$130,321	(5.1)%	$225,136	$211,139	6.6%
% of Total revenues in 2018 / % of Gross profit in 2017	3.5%	4.4%		3.5%	4.0%

We rely on performance marketing channels to generate a significant amount of traffic to our websites. Performance marketing expenses consist primarily of the costs of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) other performance-based marketing and incentives. For the three months ended June 30, 2018, performance marketing expenses decreased compared to the three months ended June 30, 2017, due to the strategy to improve performance marketing ROIs. For the six months ended June 30, 2018, performance marketing expenses increased compared to the six months ended June 30, 2017, due to the growth in performance marketing spend for the three months ended March 31, 2018, which was partially offset by the decrease in performance marketing spend for the three months ended June 30, 2018. We adjust our performance marketing spend based on our growth and profitability objectives and the expected performance of our performance marketing channels. Performance marketing as a percentage of total revenues for the three and six months ended June 30, 2018 decreased compared to the three and six months ended June 30, 2017 due to changes in the share of traffic by channel and increased performance marketing ROIs, as well as the timing of performance marketing expenses relative to when associated revenue is recognized. We recognize the substantial majority of our performance marketing expenses as they are incurred, which is typically in the quarter in which the associated reservations are booked. In contrast, we generally do not recognize revenue from these reservations until the travel is completed or, for periods beginning after December 31, 2017, until the travel begins, which can be in a quarter other than when the reservations are booked. In addition, we may from time to time, as we did during the third and fourth quarters of 2017 and in the first and second quarters of 2018, pursue a strategy of improving our performance marketing ROIs, which could negatively impact growth and positively impact performance marketing efficiency.

Brand marketing expenses consist primarily of television advertising, online video advertising (including the airing of our television advertising online) and online display advertising, as well as other marketing spend such as public relations, trade shows and sponsorships. For the three months ended June 30, 2018, brand marketing expenses decreased by 5.1% compared to the three months ended June 30, 2017, primarily due to decreased brand marketing expenses at Booking.com, partly due to decisions around the timing of brand marketing spend. For the six months ended June 30, 2018, brand marketing expenses increased by 6.6% compared to the six months ended June 30, 2017, primarily due to increased brand marketing expenses at Booking.com and KAYAK, which includes expenses related to the Momondo Group since its acquisition in July 2017. We increased our brand marketing expenses in order to increase awareness of our brands and grow the number of customers that come directly to our websites.

We have changed the presentation of advertising expenses and sales and marketing expenses in the Consolidated Statements of Operations (see Note 1 to the Unaudited Consolidated Financial Statements).

Sales and Other Expenses

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2018	2017	Change	2018	2017	Change
Sales and other expenses	$203,593	$121,915	67.0%	$369,393	$231,514	59.6%
% of Total revenues in 2018 / % of Gross profit in 2017	5.8%	4.1%		5.7%	4.4%

Sales and other expenses consist primarily of: (1) credit card and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) provisions for customer chargebacks associated with merchant transactions; (4) provisions for bad debt, primarily related to agency accommodation commission receivables; and (5) customer relations costs. For the three and six months ended June 30, 2018, sales and other expenses, which are substantially variable in nature, increased compared to the three and six months ended June 30, 2017 due primarily to increased transaction volumes (primarily, increased merchant transaction volumes at Booking.com) and higher credit card chargebacks and bad debt expense related to accommodation commission receivables.

We have changed the presentation of advertising expenses and sales and marketing expenses in the Consolidated Statements of Operations (see Note 1 to the Unaudited Consolidated Financial Statements).

Personnel

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2018	2017	Change	2018	2017	Change
Personnel	$522,250	$385,708	35.4%	$1,021,137	$736,738	38.6%
% of Total revenues in 2018 / % of Gross profit in 2017	14.8%	13.0%		15.8%	13.9%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes, and employee health and other benefits. Personnel expenses increased during the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, primarily due to increases in aggregate salaries of approximately $67 million and $146 million for the three and six months ended June 30, 2018, respectively, primarily related to headcount growth to support our businesses. Stock-based compensation was $74.5 million and $145.9 million for the three and six months ended June 30, 2018, respectively, compared to $66.9 million and $125.8 million for the three and six months ended June 30, 2017, respectively. Headcount increased, primarily at Booking.com, in the areas of information technology to support various business initiatives, such as alternative accommodations, marketing, payments and in-destination experiences, and customer service to support transaction growth.

General and Administrative

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2018	2017	Change	2018	2017	Change
General and administrative	$158,753	$143,882	10.3%	$320,892	$279,429	14.8%
% of Total revenues in 2018 / % of Gross profit in 2017	4.5%	4.9%		5.0%	5.3%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) personnel-related expenses such as travel, relocation, recruiting and training expenses; and (3) fees for outside professionals, including litigation expenses. General and administrative expenses increased during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, due primarily to higher occupancy and office expenses associated with increased headcount to support the expansion of our international businesses.

Information Technology

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2018	2017	Change	2018	2017	Change
Information technology	$58,950	$44,831	31.5%	$119,391	$84,776	40.8%
% of Total revenues in 2018 / % of Gross profit in 2017	1.7%	1.5%		1.8%	1.6%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) data communications and other expenses associated with operating our services; (3) outsourced data center costs; and (4) payments to outside consultants. Information technology expenses increased during the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, due primarily to increased software license fees and data center costs, as well as the inclusion of the operating results of the Momondo Group since its acquisition in July 2017.

Depreciation and Amortization

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2018	2017	Change	2018	2017	Change
Depreciation and amortization	$106,666	$85,872	24.2%	$209,756	$169,302	23.9%
% of Total revenues in 2018 / % of Gross profit in 2017	3.0%	2.9%		3.2%	3.2%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation of computer equipment; (3) depreciation of internally developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. Depreciation and amortization expenses increased during the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, primarily as a result of increased depreciation expenses due to capital expenditures for additional data center capacity and office build-outs to support growth and geographic expansion, the inclusion of intangible amortization for the Momondo Group since its acquisition in July 2017, and increased capitalized software development costs.

Other Income (Expense)

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2018	2017	Change	2018	2017	Change
Interest income	$45,690	$36,821	24.1%	$92,569	$68,813	34.5%
Interest expense	(64,837)	(60,942)	6.4%	(135,072)	(116,659)	15.8%
Net unrealized gains on marketable equity securities	21,849	—	N/A	76,363	—	N/A
Foreign currency transactions and other	(15,046)	(6,021)	149.9%	(23,102)	(11,148)	107.2%
Total	$(12,344)	$(30,142)	(59.0)%	$10,758	$(58,994)	(118.2)%

For the three and six months ended June 30, 2018, interest income on cash equivalents and marketable securities increased, compared to the three and six months ended June 30, 2017, primarily due to higher yields and an increase in the average invested balance. Interest expense increased for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to interest expense attributable to our Senior Notes issued in March 2017 and August 2017 and higher interest expenses of our Euro-denominated debt resulting from the weakening of the U.S. Dollar against the Euro, partially offset by the maturity of our 1.0% Convertible Senior Notes in March 2018. See Note 8 to our Unaudited Consolidated Financial Statements.

Net unrealized gains on marketable equity securities for the three and six months ended June 30, 2018 are related to the change in fair value of our investment in Ctrip equity securities during the period. Pursuant to the adoption of the accounting update on financial instruments in the first quarter of 2018, changes in fair value of marketable equity securities are recognized in net income for periods beginning after December 31, 2017, rather than accumulated other comprehensive income (see Note 1 to our Unaudited Consolidated Financial Statements).

Foreign currency transactions and other includes foreign currency gains or losses on derivative contracts, foreign currency transaction gains or losses, including costs related to foreign currency transactions, net realized gains or losses on investments and other income or expense. Foreign currency transaction losses, including costs related to foreign currency transactions, resulted in foreign currency losses of $12.9 million and $20.4 million for the three and six months ended ended June 30, 2018, respectively, and foreign currency losses of $6.5 million and $13.0 million for the three and six months ended June 30, 2017, respectively.

Income Taxes

	Three Months Ended June 30, (in thousands)			Six Months Ended June 30, (in thousands)
	2018	2017	Change	2018	2017	Change
Income tax expense	$231,539	$142,908	62.0%	$377,666	$214,895	75.7%
% of Earnings before income taxes	19.2%	16.6%		19.2%	15.5%

Our 2018 effective tax rates differ from the 2018 U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax, U.S. state tax rate changes that resulted in a net decrease to deferred tax liabilities associated with acquired intangible assets, and current year excess tax benefits of $1.0 million and $14.5 million for the three and six months ended June 30, 2018, respectively, recognized from the vesting of equity awards, partially offset by the effect of higher international tax rates and U.S. federal and state tax associated with our current year international earnings, resulting from the introduction of the Tax Act. Our 2017 effective tax rates differ from the 2017 U.S. federal statutory tax rate of 35%, primarily as a result of lower international tax rates and current year excess tax benefits of $2.7 million and $12.6 million for three and six months ended June 30, 2017, respectively, recognized from the vesting of equity awards, partially offset by certain nondeductible expenses.

Our effective tax rates were higher for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, primarily as a result of U.S. federal and state tax associated with our current year international earnings, resulting from the introduction of the Tax Act, and the increase in the Netherlands Innovation Box Tax rate from 5% to 7% as disclosed below.

A portion of Booking.com's earnings during the three and six months ended June 30, 2018 and 2017 qualified for Innovation Box Tax treatment under Dutch tax law, which had a significant beneficial impact on the Company's effective tax rate for those periods. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not "innovative" or for any other reason, would substantially increase our effective tax rate and adversely impact our results of operations. During December 2017, legislation was enacted in the Netherlands that increased the Innovation Box Tax rate from 5% to 7%, effective for tax years beginning after December 31, 2017. See Part II Item 1A Risk Factors - " We may not be able to maintain our 'Innovation Box Tax' benefit."

Liquidity and Capital Resources

At June 30, 2018, we had $16.3 billion in cash, cash equivalents and short-term and long-term investments in marketable securities. Approximately $11.1 billion is held by our international subsidiaries and is denominated primarily in U.S. Dollars and Euros and, to a lesser extent, British Pounds Sterling and other currencies. Cash equivalents and short-term and long-term investments in marketable securities are comprised of U.S. and international corporate bonds, U.S. and international government securities, high-grade commercial paper, U.S. government agency securities, convertible debt securities and American Depositary Shares ("ADSs") of Ctrip, money market funds, certificates of deposit and time deposits (see Note 6 to the Unaudited Consolidated Financial Statements).

As a result of the Tax Act (see Note 10 to our Unaudited Consolidated Financial Statements), we recorded a provisional transition tax liability of approximately $1.3 billion during the year ended December 31, 2017, inclusive of U.S. federal and state income taxes and international withholding taxes, net of the benefit of utilizing approximately $204 million of U.S. federal net operating loss carryforwards and approximately $46 million of other U.S. tax credit carryforwards. The majority of this liability is U.S. federal income tax and will be paid over eight years. At June 30, 2018, the remaining liability of $1.2 billion includes $1.1 billion in "Long-term U.S. transition tax liability" and approximately $93 million in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet.

In accordance with the Tax Act, generally future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes.

In April 2018, we paid $139.4 million, net of cash acquired, and issued shares of our common stock in an amount of $110.4 million in connection with an acquisition of a local activities and experiences booking software provider. In July 2018, we invested $500 million in preferred shares of Didi Chuxing, the leading mobile transportation and ride-hailing platform in China.

In July 2018, we signed a definitive agreement to acquire a hotel meta-search company and will pay approximately $140 million in cash in connection with this acquisition. The transaction is expected to close later this year, subject to regulatory approval and other closing conditions.

In June 2015, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. Borrowings under the revolving credit facility will bear interest, at our option, at a rate per annum equal to either (i) the adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 0.875% to 1.50%; or (ii) the greatest of (a) Bank of America, N.A.'s prime lending rate, (b) the federal funds rate plus 0.50%, and (c) an adjusted LIBOR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.00% to 0.50%. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.085% to 0.20%. The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. At June 30, 2018, there were no borrowings outstanding and approximately $3.8 million of letters of credit issued under the facility.

For the three months ended March 31, 2018, in connection with the maturity of the remaining outstanding 2018 Notes, we paid $714.3 million to satisfy the aggregate principal amount due and paid an additional $773.2 million in satisfaction of the conversion value in excess of the principal amount.

Our 2020 Notes are convertible at the option of the holders at June 30, 2018, and, accordingly, we reported the carrying value of the 2020 Notes as a current liability in our Unaudited Consolidated Balance Sheet at June 30, 2018. If note holders exercise their option to convert, we would be required to repay the principal amount of the 2020 Notes in cash and may deliver shares of common stock or cash, at our option, to satisfy the conversion value in excess of the principal amount.

In the first quarter of 2018, the Board of Directors authorized a program to repurchase up to $8.0 billion of our common stock, in addition to amounts previously authorized. During the six months ended June 30, 2018, we repurchased 945,693 shares of our common stock for an aggregate cost of $1.9 billion. At June 30, 2018, we had a remaining aggregate amount of $8.6 billion authorized by our Board of Directors to repurchase our common stock. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital and other factors.

In September 2016, we signed a turnkey agreement to construct an office building in the Netherlands for the future headquarters of Booking.com for approximately 270 million Euros. Upon signing the agreement, we paid approximately 48 million Euros to the developer, principally related to acquired land-use rights. We paid approximately 34 million Euros (approximately $41 million as discussed below) in the first quarter of 2018 and expect to pay approximately 27 million Euros in the third quarter of 2018, almost entirely related to building construction. The remaining amount of approximately 161 million Euros related to building construction under the turnkey agreement will be paid periodically from the fourth quarter of 2018 until the expected completion of the building in early 2021. As of June 30, 2018, required future lease payments for the land-use rights to the Municipality in Amsterdam of approximately 78 million Euros, which is in addition to the 270 million Euros related to the turnkey agreement, will be recognized as rent expense on a straight-line basis over the remaining 48-year term of the lease. We will also make additional capital expenditures to fit out and furnish the office space. See Note 12 to the Unaudited Consolidated Financial Statements.

Cash Flow Analysis

Net cash provided by operating activities for the six months ended June 30, 2018 was $2.3 billion, resulting from net income of $1.6 billion, a favorable impact of $354.8 million for non-cash items and a favorable impact of $350.9 million for changes in working capital and other assets and liabilities. For the six months ended June 30, 2018, prepaid expenses and other current assets increased by $574.2 million, primarily related to the remaining balance of prepayments of Netherlands income taxes of approximately $392 million to earn prepayment discounts, principally by Booking.com, and the increase in prepayment to suppliers of approximately $113 million. For the six months ended June 30, 2018, accounts receivable increased by $391.8 million and accounts payable, accrued expenses and other current liabilities increased by $1.3 billion, primarily related to increases in business volumes. Due to the typical seasonality of our business, our gross bookings and revenues are generally higher in the second quarter of the year than in the fourth quarter of the year which typically results in higher accounts receivable, deferred merchant bookings, accounts payable and accrued expenses at June 30 compared to December 31. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization and net unrealized gains on marketable equity securities.

Net cash provided by operating activities for the six months ended June 30, 2017 was $1.6 billion, resulting from net income of $1.2 billion and a favorable impact of $321.5 million for non-cash items and favorable changes in working capital and other assets and liabilities of $104.5 million. For the six months ended June 30, 2017, prepaid expenses and other current assets increased by $438.6 million, primarily related to the remaining balance of prepayments of Netherlands income taxes of approximately $318 million to earn prepayment discounts, principally by Booking.com. For the six months ended June 30, 2017, accounts receivable increased by $333.5 million and accounts payable, accrued expenses and other current liabilities increased by $873.7 million, primarily related to increases in business volumes. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, amortization of debt discount on our convertible notes and deferred income taxes.

Net cash provided by investing activities was $1.8 billion for the six months ended June 30, 2018, principally resulting from net sales of investments of $2.1 billion, partially offset by acquisitions and and other investments, net of cash acquired, of $139.4 million. Net cash used in investing activities was $1.5 billion for the six months ended June 30, 2017, principally resulting from net purchases of investments of $1.4 billion.  Cash invested in the purchase of property and equipment was $235.0 million and $147.3 million in the six months ended June 30, 2018 and 2017, respectively. Cash invested in the purchase of property and equipment for the six months ended June 30 2018 includes a payment of approximately $41 million for constructing Booking.com's future headquarters in the first quarter of 2018.

Net cash used in financing activities was $3.4 billion for the six months ended June 30, 2018, which primarily consisted of payments for the repurchase of common stock of $1.9 billion and payments for the conversion of Senior Notes of $1.5 billion. Net cash provided by financing activities was $420.4 million for the six months ended June 30, 2017, which primarily consisted of total proceeds of $1.1 billion from the issuance of Senior Notes, partially offset by payments for repurchase of common stock of $555.3 million and payments related to the conversion of Senior Notes of $83.5 million.

Contingencies

French tax authorities conducted an audit of the years 2003 through 2012 to determine whether Booking.com is in compliance with its tax obligations in France. Booking.com received formal assessments in December 2015 in which the French tax authorities claim that Booking.com has a permanent establishment in France and seek to recover unpaid income taxes and value-added taxes of approximately 356 million Euros, the majority of which would represent penalties and interest.  We believe that Booking.com has been, and continues to be, in compliance with French tax law and we are contesting the assessments. Our objection to the assessment was denied by the French tax authorities. If we are unable to resolve the matter with the French tax authorities, we would expect to challenge the assessments in the French courts. In order to contest the assessments in court, we may be required to pay, upfront, the full amount or a significant part of any such assessments, though such payment would not constitute an admission by us that we owe the taxes. Alternatively, any resolution or settlement of the matter with the French tax authorities may also require a payment as part of such resolution or settlement. In each case, any such payment would not necessarily constitute an admission by us that we owe the taxes. French tax authorities have begun a similar audit of the tax years 2013 through 2015, which could result in additional assessments. See Part II Item 1A Risk Factors - "We may have exposure to additional tax liabilities."

Off-Balance Sheet Arrangements

At June 30, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We did not experience any material changes in interest rate exposures during the three months ended June 30, 2018.

Fixed-rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available-for-sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis point (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments at June 30, 2018 of approximately $167 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity. This amount excludes our investment in Ctrip.com International Ltd. ("Ctrip") senior convertible notes, which are more sensitive to the market price volatility of Ctrip's American Depositary Shares ("ADSs") than changes in interest rates. The fair value of our Ctrip senior convertible notes will most likely increase as the market price of Ctrip's ADSs increases and decrease as the market price of Ctrip's ADSs falls.

At June 30, 2018, the outstanding aggregate principal amount of our debt was approximately $8.9 billion. We estimate that the market value of such debt was approximately $9.7 billion at June 30, 2018. A substantial portion of the market value of our debt in excess of the outstanding principal amount relates to the conversion premium on our outstanding convertible notes.

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

As a result of currency exchange rate changes, our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses and net income are higher as expressed in U.S. Dollars for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated long-term debt, and accrued interest thereon, provide a hedge against the impact of currency exchange rate fluctuations on the net assets of certain of our Euro functional currency subsidiaries.

From time to time, we enter into foreign currency derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign currency translation risks for the Euro, the British Pound Sterling and certain other currencies versus the U.S. Dollar. At June 30, 2018 and December 31, 2017, there were no such outstanding derivative contracts.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of material legal proceedings to which we are a party, and updates thereto, is included in Note 12 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2018, and is incorporated into this Item 1 by reference thereto.

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

We currently, or may potentially in the future, compete with a variety of companies, including:

•
online travel reservation services such as Expedia, Hotels.com, Hotwire, Orbitz, Travelocity, Wotif, Cheaptickets, ebookers, HotelClub, RatesToGo and CarRentals.com, which are owned by Expedia; Hotel Reservation Service (HRS) and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, CarTrawler, Ctrip (in which we hold a minority interest), eLong (in which Ctrip holds a significant minority interest), ezTravel (in which Ctrip holds a majority interest), Meituan Dianping (in which we hold a small minority interest), MakeMyTrip, Yatra, Cleartrip, Traveloka (in which Expedia holds a minority interest), Webjet, Rakuten, Jalan (which is owned by Recruit), ViajaNet, Submarino Viagens, Despegar/Decolar (in which Expedia holds a minority interest), Fliggy (operated by Alibaba), 17u.com, HotelTonight, CheapOair and eDreams ODIGEO;

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

•
travel service providers such as accommodation providers, rental car companies and airlines, many of which have their own branded websites to which they drive business, including large hotel chains such as Marriott International, Hilton and Hyatt Hotels and emerging hotel chains such as OYO Rooms, as well as joint efforts by travel service providers such as Room Key, an online hotel reservation service owned by several major hotel companies;

•
online travel search and price comparison services (generally referred to as "meta-search" services), such as Google Flights, Google Hotel Ads, TripAdvisor, trivago (in which Expedia holds a majority interest), Qunar (which is controlled by Ctrip), Skyscanner (in which Ctrip holds a majority interest) and HotelsCombined (which we have entered into an agreement to acquire, subject to regulatory approval and satisfaction of closing conditions);

•
online restaurant reservation services, such as TripAdvisor's LaFourchette, Yelp's SeatMe, Zomato, Bookatable (which is owned by Michelin), Quandoo (which is owned by Recruit) and Resy (in which Airbnb holds a minority interest);

•
companies offering new rental car business models or car- or ride-sharing services that affect demand for rental cars, some of which have developed innovative technologies to improve efficiency of point-to-point transportation and extensively utilize mobile platforms, such as Uber, Lyft, Gett, Zipcar (which is owned by Avis), BlaBlaCar, Didi Chuxing (in which we hold a small minority interest), Grab and Ola; and

•	companies offering technology services and software solutions to accommodation providers, including large global distribution systems, or GDSs, such as Amadeus, Sabre and Travelport.

Google, the world's largest search engine and one of the world's largest companies and other large, established companies with substantial resources and expertise in developing online commerce and facilitating internet traffic have launched search, meta-search and/or reservation booking services and may create additional inroads into online travel. Google's travel meta-search services, Google Hotel Ads and Google Flights, are growing rapidly and have achieved significant market share in a relatively short time. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., accommodations, rental car companies or airlines), online travel company ("OTC") and other travel websites and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTCs or other travel websites, which could lead to travel service providers or others gaining a larger share of search traffic. Google leverages its general search business to promote its meta-search offerings by showing meta-search results at the top of its organic search results. Further, TripAdvisor and trivago, two other leading meta-search companies, support their meta-search services with significant brand and performance marketing. Through our KAYAK meta-search service, we compete directly with other meta-search services. KAYAK depends on access to information related to travel service pricing, schedules, availability and other related information from OTCs and travel service providers. To the extent OTCs or travel service providers do not provide such information to KAYAK, our business and results of operations could be harmed.

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

Although we believe that providing an extensive collection of properties, excellent customer service and an intuitive, easy to use website or mobile experience are important factors influencing a consumer's decision to make a reservation, for many consumers, particularly in certain markets, the price of the travel service is the primary factor determining whether a consumer will book a reservation. As a result, it is increasingly important to offer travel services, such as hotel room rates, at competitive prices, whether through discounts, coupons, closed-user group rates or loyalty programs, or otherwise. Discounting and couponing coupled with a high degree of consumer shopping behavior is particularly common in Asian markets. In some cases, our competitors are willing to make little or no profit on a transaction, or offer travel services at a loss, in order to gain market share. As a result, in certain markets we may need to provide discounts or other incentives in order to be competitive, which may make it difficult for us to maintain or grow market share and to maintain historical profit margins. If we are unable to effectively compete in these markets, our market share, business and results of operations could be materially adversely affected.

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
We derive a substantial portion of our revenues, and have significant operations, outside the United States. Our international businesses include the Netherlands-based accommodation reservation service Booking.com (including Rentalcars.com, which began operating as part of Booking.com on January 1, 2018), the Asia-based accommodation reservation service agoda.com and, to a lesser extent, KAYAK's international meta-search services and OpenTable's international restaurant reservation business. Our international OTC operations have historically achieved significant year-over-year growth in their gross bookings. These growth rates, which have contributed significantly to our growth in consolidated revenues and earnings, have declined, a trend we expect to continue as the absolute level of our gross bookings increases. Other factors may also slow the growth rates of our international businesses, including, for example, worldwide or regional economic conditions, strengthening of the U.S. Dollar versus the Euro, the British Pound Sterling and other currencies, declines in ADRs, increases in cancellations, adverse changes in travel market conditions and the competitiveness of the market. A decline in the growth rates of our international businesses would have a negative impact on our revenue and earnings growth rates and, as a consequence, our stock price.
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
The number of our employees worldwide has grown from approximately 6,900 at December 31, 2012 to over 24,000 at June 30, 2018, which growth is mostly comprised of hires by our international operations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage this growth and our future operations, especially as we employ personnel in multiple geographic locations around the world.
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
Our online performance marketing efficiency, expressed as performance marketing expense as a percentage of revenues, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs-per-click and reduce our performance marketing efficiency. We use third-party websites, including online search engines (primarily Google), meta-search and travel research services and affiliate marketing as primary means of generating traffic to our websites. Growth of some of these channels has slowed. Our performance marketing expense has increased significantly and our performance marketing efficiency has declined in recent years, a trend we expect to continue, though the rate of decrease may fluctuate and there may be periods of stable or increasing ROIs from time to time. Further, at times we may pursue a strategy of increasing performance marketing ROIs, which could negatively affect our gross bookings and revenue growth rates. When evaluating our performance marketing spend, we consider several factors for each channel, such as the customer experience on the advertising platform, the incrementality of the traffic we receive and the anticipated repeat rate from a particular platform, as well as other factors. Our strategy of improving performance marketing ROIs, along with factors such as competitors' actions in the bidding environment, the amount of marketing invested by these channels to generate demand and overall performance platform traffic growth trends, which have shown volatility and long-term deceleration of growth rates, may also impact growth rates for performance marketing channels. Any reduction in our performance marketing efficiency could have an adverse effect on our business and results of operations, whether through reduced revenues or revenue growth, or through performance marketing expenses increasing faster than revenues and thereby reducing margins and earnings growth.
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
The security of data when engaging in electronic commerce is essential to maintaining consumer and travel service provider confidence in our services. Any security breach whether instigated internally or externally on our systems or other internet-based systems could significantly harm our reputation and therefore our business, brand, market share and results of operations. We currently require consumers who use certain of our services to guarantee their offers with their credit card. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data and prevent unauthorized access to our data or accounts. It is possible that computer circumvention capabilities, new discoveries or advances or other developments, including our own acts or omissions, could result in a compromise or breach of consumer data. For example, third parties may attempt to fraudulently induce employees, travel service provider partners or customers to disclose user names, passwords or other sensitive information ("phishing"), which may in turn be used to access our information technology systems or to defraud our partners or customers. Third parties may also attempt to takeover customer accounts by using passwords, usernames and and other personal information obtained elsewhere to attempt to login to customer accounts on our websites. We have experienced targeted and organized phishing and account takeover attacks and may experience more in the future. These risks are likely to increase as we expand our offerings, integrate our products and services, and store and process more data, including personal information. Our efforts to protect information from unauthorized access may be unsuccessful or may result in the rejection of legitimate attempts to book reservations through our services, any of which could result in lost business and materially adversely affect our business, reputation and results of operations.
Our existing security measures may not be successful in preventing security breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal consumer information or transaction data or other proprietary information. In the last few years, several major companies experienced high-profile security breaches that exposed their systems and information and/or their customers' or employees' personal information, and it is expected that these types of events will continue to occur. We expend significant resources to protect against security breaches, and regularly increase our security-related expenditures to maintain or increase our systems' security or to address problems caused and liabilities incurred by breaches. These issues are likely to become more difficult to manage as we expand the number of places where we operate and the number and variety of services we offer, and as the tools and techniques used in such attacks become more advanced. Security breaches could result in severe damage to our information technology infrastructure, including damage that could impair our ability to offer our services or the ability of consumers to make reservations or conduct searches through our services, as well as loss of customer, financial or other data that could materially and adversely affect our ability to conduct our business, satisfy our commercial obligations or meet our public reporting requirements in a timely fashion or at all. Security breaches could also result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, subject us to regulatory penalties and sanctions, or cause consumers to lose confidence in our security and choose to use the services of our competitors, any of which would have a negative effect on our brands, market share, results of operations and financial condition. Our insurance policies carry low coverage limits, and would likely not be adequate to reimburse us for all losses caused by security breaches.
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
In our processing of travel transactions, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, such as the European Union's Data Protection Directive and variations and implementations of that directive in the member states of the European Union. In addition, the European Union's General Data Protection Regulation (the "GDPR") went into effect in May 2018. The GDPR is designed to unify data protection within the European Union under a single law, which has resulted and will result in significantly greater compliance burdens and costs for companies with users and operations in the European Union.  Under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, could be imposed. In the United Kingdom, a Data Protection Bill went into effect in May 2018, which substantially implements the GDPR in the United Kingdom. The California Consumer Privacy Act was also recently passed and creates new data privacy rights for users effective in 2020. In February 2016, E.U. and U.S. authorities announced that they had reached agreement on a data transfer framework, called the E.U.-U.S. Privacy Shield, which was formally adopted by the European Commission on July 12, 2016. The European Union and the United States are implementing the framework, but it is currently subject to legal challenge. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. While we have invested and continue to invest significant resources to comply with the GDPR and other privacy regulations, many of these regulations (including the GDPR) are new, extremely complex and subject to interpretation. Although we believe we are prepared for the effectiveness of the GDPR, non-compliance with these laws (including the GDPR) could result in negative publicity, damage to our reputation, penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
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
Our existing security measures may not be successful in preventing attacks on our systems, and any such attack could cause significant interruptions in our operations. For instance, from time to time, we have experienced "denial-of-service" type attacks on our systems that have made portions of our websites slow or unavailable for periods of time. There are numerous other potential forms of attack, such as "phishing" (where a third party attempts to infiltrate our systems or acquire information by posing as a legitimate inquiry or electronic communication), account takeover attacks, SQL injection (where a third party attempts to insert malicious code into our software through data entry fields in our websites in order to gain control of the system) and attempting to use our websites as a platform to launch a "denial-of-service" attack on another party, each of which could cause significant interruptions in our operations and potentially adversely affect the value of our brands, operations and results of operations or involve us in legal or regulatory proceedings. We expend significant resources in an attempt to prepare for and mitigate the effects of any such attacks. Reductions in website availability and response time could cause loss of substantial business volumes during the occurrence of any such attack on our systems, and measures we may take to divert suspect traffic in the event of such an attack could result in the diversion of bona fide customers. These issues are likely to become more difficult to manage as we expand the number of places where we operate and the variety of services we offer, and as the tools and techniques used in such attacks become more advanced. Successful attacks could result in negative publicity, damage our reputation and prevent consumers from booking travel services, researching travel services or making restaurant reservations through us during the attack, any of which could cause consumers to use the services of our competitors, which would have a negative effect on the value of our brands, our market share, business and results of operations.
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
Google's Android operating system is the leading smartphone operating system in the world. As a result, Google could leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. Further, Google is the leading internet search service and has leveraged its search popularity to promote its travel meta-search services. In July 2018, the European Commission fined Google approximately 4.3 billion Euros for breaching European Union antitrust rules by imposing restrictions on Android device manufacturers and mobile network operators, including by mandating the pre-installation of Google apps and limiting access to its Google Play app store. In addition, the European Commission's decision requires Google to end those practices within 90 days or face penalty payments of up to 5% of the average daily worldwide turnover of Alphabet, Google's parent company. Google has appealed the European Commission's decision, and it is not yet clear how or whether the decision will affect Google's business, including its travel services (Google Flights and Google Hotel Ads).
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
Similarly, Italian authorities are reviewing Booking.com's activities to determine whether Booking.com has a permanent establishment in Italy. They are also reviewing Booking.com's transfer pricing practices in Italy. We believe that Booking.com has been, and continues to be, in compliance with Italian tax law. We are cooperating with the investigation but intend to contest any allegation that Booking.com has a permanent establishment in Italy. It is unclear at this stage of the investigation what actions, if any, the Italian authorities will take. Such actions could include closing the investigation, assessing Booking.com additional taxes, as well as the imposition of interest, fines and penalties, or even bringing criminal charges.
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

In December 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted into law in the United States. The Tax Act made significant changes to U.S. federal tax law, including a reduction in the U.S. federal statutory tax rate from 35% to 21%, effective January 1, 2018, and exempts from U.S. federal income tax international profits distributed to the United States. The Tax Act imposed a one-time mandatory deemed repatriation tax on unremitted accumulated international earnings, to be paid over eight years. As a result, the Company's international cash and investments, as well as future cash generated by our international operations, can be repatriated to the U.S. without further U.S. federal income tax. See Note 10 to our Unaudited Consolidated Financial Statements for more information regarding our estimation of future tax liabilities.
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
We are also subject to non-income-based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, as well as the potential for travel transaction taxes in the United States as discussed below. From time to time, we are under audit or investigation by tax authorities or involved in legal proceedings related to these non-income-based taxes and may have exposure to additional non-income-based tax liabilities.
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

On July 1, 2015, Booking.com voluntarily implemented the commitments given to the French, Italian and Swedish NCAs throughout the European Economic Area and Switzerland. Nearly all NCAs in the European Economic Area have now closed their investigations following Booking.com's implementation of the commitments in their jurisdictions. Booking.com also agreed with the NCAs in Australia, New Zealand, Georgia, Turkey and Brazil to implement the narrow price parity clause in these countries. However, the Australian NCA re-opened its investigation into Booking.com's use of price parity clauses in agreements with accommodation providers. We are in ongoing discussions with various NCAs in other countries regarding their concerns. We are currently unable to predict the long-term impact the implementation of these commitments will have on Booking.com's business, on investigations by other countries, or on industry practice more generally.

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

A number of European countries have adopted legislation making price parity agreements illegal, and it is possible other countries may adopt similar legislation in the future. For example, in August 2015, French legislation known as the "Macron Law" became effective. Among other things, the Macron Law makes price parity agreements illegal, including the narrow price parity agreements agreed to by the French NCA in April 2015. Legislation prohibiting narrow price parity agreements became effective in Austria on December 31, 2016 and in Italy on August 29, 2017. A motion calling on the Swiss government to introduce legislation prohibiting the narrow price parity clause was approved by the Swiss Parliament on September 18, 2017. In December 2017, the Belgian authorities proposed similar legislation to the European Commission. It is not yet clear how the Macron Law, the Austrian and Italian legislation or the proposed Swiss or Belgian legislation may affect our business in the long term.

Further, the European Commission published a communication in May 2017 on the Mid-Term Review on the implementation of the Digital Single Market Strategy. As part of this strategy, the Commission announced on April 26, 2018 a proposal for legislation addressing relationships between online platforms and businesses. The proposal includes, for example, a requirement for intermediaries to establish an internal system for handling complaints and provisions requiring transparency in the parameters determining search rankings. It is not yet clear how the proposed legislation may affect our business.

NCAs are continuing to review the activities of online platforms, including through the use of consumer protection powers. A number of authorities are investigating or conducting information-gathering exercises in respect of compliance by OTCs with consumer protection laws. Other NCAs are reviewing the online hotel booking sector more widely through market inquiries. For example, in October 2017 the United Kingdom's NCA (the Competition and Markets Authority, or CMA) launched a consumer protection law investigation into the clarity, accuracy and presentation of information on hotel booking sites with a specific focus on the display of search results, claims regarding discounts, methods of "pressure selling" (such as creating false impressions regarding room availability) and failure to disclose hidden charges.  In connection with this investigation, on June 26, 2018, the CMA announced that it would proceed with enforcement action against a number of hotel booking sites. Similarly, the consumer protection department of the German NCA opened a sector inquiry into online price comparison sites in various sectors including travel and hotels on October 24, 2017.  Further, on March 9, 2018, the Danish NCA began a review of the competitive conditions of the online hotel booking market. Outside Europe, the Singaporean NCA on April 9, 2018 launched a market review into the online travel sector, with a focus on agreements between booking platforms and flight and hotel service providers. The Australian House of Representatives Standing Committee on Industry, Innovation, Science and Resources has also commenced an inquiry into the impacts of global online companies on local businesses in

Australia. We are cooperating with regulators where applicable, but we are unable to predict what, if any, effect such actions will have on our business, industry practices or online commerce more generally.

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

Competition-related investigations, legislation or issues could also give rise to private litigation. For example, Booking.com is involved in private litigation in Sweden related to its narrow price parity provisions. On July 20, 2018, the Swedish Patent and Market Court determined that the narrow price parity clause had to be removed from Booking.com's agreements with hotels in Sweden. Booking.com plans to appeal the court's decision. We are unable to predict how this litigation will ultimately be resolved, or whether it will impact Booking.com's business in Sweden.

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
We believe that our intellectual property rights help to protect our business. We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is extremely expensive and time-consuming, and may divert managerial attention and resources from our business objectives. We may not be able to successfully defend our intellectual property rights or they may not be sufficient to effectively protect our business, which could materially adversely affect our business, brands and results of operations.
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
We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded in our balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), net of tax. Our portfolio includes fixed-income securities and equity securities of publicly traded companies, the values of which are subject to market price volatility. If such investments suffer market price declines, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be other than temporary. We have invested a significant amount in Ctrip convertible notes and ADSs. See Note 5 to our Unaudited Consolidated Financial Statements for more information regarding our investments in Ctrip securities. For periods beginning after December 31, 2017, changes in fair value of our investment in Ctrip equity securities is recognized in net income (see Note 1 to our Unaudited Consolidated Financial Statements). The value of these securities is subject to the risks associated with Ctrip's business, as well as any changes by the Chinese government in foreign investment laws or elevated scrutiny or regulation of foreign investments in Chinese companies. For example, because of foreign ownership restrictions applicable to its business, Ctrip is a Cayman Islands company operating in China through what is commonly referred to as a variable interest entity, or VIE, structure where it conducts part of its business through contractual relationships with affiliated Chinese entities. Although VIE structures are commonly used by Chinese internet and e-commerce companies, there are substantial uncertainties regarding the interpretation and application of PRC laws and regulations to VIE structures, and it is possible that the PRC government may view the VIE structure as in violation of PRC law. VIE contractual relationships are not as effective in providing control over the affiliated Chinese companies as direct ownership, and Ctrip would have to rely on the PRC legal system to enforce those contracts in the event of a breach by one of these entities. Further, conflicts of interest could arise to the extent Ctrip's officers or directors are also shareholders, officers or directors of the affiliated Chinese entities. Any of these risks could materially and adversely affect Ctrip's business and therefore the value of our investment in Ctrip. Similar considerations and risks apply in respect of our investments in securities of Meituan Dianping and Didi Chuxing, each of which is a private Cayman Islands company operating in China through a VIE structure.
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
Our mission is to help people experience the world. As a result, our strategy involves evaluating and potentially entering complementary businesses in furtherance of that mission. We have invested, and in the future may invest, in new business strategies and acquisitions. For example, we acquired FareHarbor in April 2018 to increase Booking.com’s offerings of local activities and experiences (such as tours and museum tickets) and acquired OpenTable in 2014 to enter the restaurant reservation business. We also have acquired, and in the future may acquire, businesses similar to those we already operate in an effort to expand our geographic markets, acquire technology or products or to otherwise improve or grow our business. For example, in July 2017 we acquired the Momondo Group and in July 2018 we entered into an agreement to acquire HotelsCombined, in each case to, among other things, enhance the global reach of our meta-search business. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return on capital, new risks with which we are not familiar, legal compliance obligations that previously did not apply to us, integration risks and difficulties, and unidentified issues not discovered in our investigations and evaluations of those strategies and acquisitions. As a result, entering new businesses involves risks and costs that could, if realized, have an adverse effect on our business, reputation, results of operations, cash flows or financial condition, as well as on our ability to achieve the expected benefits of any such investments or acquisitions.

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
We may not be able to successfully integrate acquired businesses or combine internal businesses.
The integration of acquired businesses requires significant time and resources, and we may not manage these processes successfully. Further, as our businesses develop and market conditions change, we may decide to integrate businesses that had been managed independently. These integrations may be of varying degree, depending on many factors such as business compatibility, strategic goals or geographic location, among others. For example, on January 1, 2018, we began operating Rentalcars.com as part of Booking.com. This combination is ongoing and it may be some time before Rentalcars.com is fully integrated into Booking.com. Integrations are complex, often involve additional or unexpected costs and create a variety of issues and risks, including:

•	disruption or harm to the businesses involved;

•	disruption to our other businesses, including as a result of the need for management to spend time and attention on the integration;

•	difficulty combining different company cultures; systems; reporting structures, titles and job descriptions; and compensation schemes;

•	problems retaining key personnel, in particular at the acquired or integrated company; and

•	difficulty implementing and maintaining effective controls, procedures and policies.

Our ability to successfully integrate companies is unproven, and we may not achieve the strategic, financial or operating objectives of the acquisition or integration, any of which could adversely affect our business, results of operations or the value of our acquisitions.

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
Our Booking.com business is also increasingly processing transactions on a merchant basis where it receives payments from travelers, including credit card transactions as well as other global payment methods. While this allows Booking.com to process transactions for properties that do not otherwise accept credit cards and to increase its ability to offer flexible transaction terms to consumers, we incur additional payment processing costs, chargebacks and other costs related to these transactions. As this business continues to grow, we may experience a significant increase in such costs, and our results of operations and financial condition could be materially adversely affected.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended June 30, 2018.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 –	121,184	(1) (2)	$2,091.31	121,184	$9,529,839,916	(1) (2)
April 30, 2018	437	(3)	$2,089.76	N/A	N/A

May 1, 2018 –	201,937	(1) (2)	$2,090.65	201,937	$9,107,659,985	(1) (2)
May 31, 2018	10,561	(3)	$2,072.12	N/A	N/A

June 1, 2018 –	236,789	(1) (2)	$2,102.94	236,789	$8,609,708,091	(1) (2)
June 30, 2018	1,666	(3)	$2,147.56	N/A	N/A
Total	572,574		$2,095.69	559,910	$8,609,708,091
 _____________________________

(1)	Pursuant to a stock repurchase program announced on February 27, 2017, whereby the Company was authorized to repurchase up to $2,000,000,000 of its common stock.

(2)	Pursuant to a stock repurchase program announced on February 27, 2018, whereby the Company was authorized to repurchase up to $8,000,000,000 of its common stock.

(3)
Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

In connection with an acquisition in the three months ended June 30, 2018, we issued an aggregate of 52,297 shares of our common stock to certain individuals in a private placement pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(a)	Amended and Restated By-Laws.
10.1(b)	1999 Omnibus Plan, amended and restated effective June 7, 2018.
12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2018 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheet, (ii) Unaudited Consolidated Statement of Operations, (iii) Unaudited Consolidated Statement of Comprehensive Income, (iv) Unaudited Consolidated Statement of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 and incorporated herein by reference.

(b)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 8, 2018 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKING HOLDINGS INC.
(Registrant)

Date:	August 9, 2018	By:	/s/ David Goulden
Name: David Goulden Title: Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(a)	Amended and Restated By-Laws.
10.1(b)	1999 Omnibus Plan, amended and restated effective June 7, 2018.
12.1	Statement of Ratio of Earnings to Fixed Charges.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2018 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheet, (ii) Unaudited Consolidated Statement of Operations, (iii) Unaudited Consolidated Statement of Comprehensive Income, (iv) Unaudited Consolidated Statement of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 and incorporated herein by reference.

(b)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 8, 2018 and incorporated herein by reference.