Form 10-Q
period 2018-09-30
Booking Holdings Inc.
filed 2018-11-05
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
Number of shares of Common Stock outstanding at October 29, 2018:

Common Stock, par value $0.008 per share	46,329,586
(Class)	(Number of Shares)

Booking Holdings Inc.
Form 10-Q

For the Three Months Ended September 30, 2018

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

Booking Holdings Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,973,096	$2,541,604
Short-term investments in marketable securities	4,158,076	4,859,873
Accounts receivable, net of allowance for doubtful accounts of $55,683 and $39,282, respectively	1,719,059	1,217,801
Prepaid expenses and other current assets	617,616	415,527
Total current assets	9,467,847	9,034,805
Property and equipment, net	642,861	480,081
Intangible assets, net	2,117,275	2,176,823
Goodwill	2,845,129	2,737,671
Long-term investments	9,114,218	10,872,527
Other assets	183,146	149,356
Total assets	$24,370,476	$25,451,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,174,599	$667,523
Accrued expenses and other current liabilities	1,654,370	1,138,980
Deferred merchant bookings	1,101,255	980,455
Convertible debt	—	710,910
Total current liabilities	3,930,224	3,497,868
Deferred income taxes	491,160	481,139
Long-term U.S. transition tax liability	1,144,682	1,250,846
Other long-term liabilities	148,699	148,061
Long-term debt	8,703,901	8,809,788
Total liabilities	14,418,666	14,187,702

Commitments and Contingencies (See Note 12)
Convertible debt	—	2,963

Stockholders' equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 62,938,503 and 62,689,097 shares issued, respectively	489	487
Treasury stock, 16,311,836 and 14,216,819 shares, respectively	(12,879,305)	(8,698,829)
Additional paid-in capital	5,343,776	5,783,089
Retained earnings	17,720,656	13,938,869
Accumulated other comprehensive income (loss)	(233,806)	236,982
Total stockholders' equity	9,951,810	11,260,598
Total liabilities and stockholders' equity	$24,370,476	$25,451,263

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Agency revenues	$3,540,874	$3,523,706	$8,220,506	$7,641,390
Merchant revenues	1,049,661	684,289	2,285,992	1,624,467
Advertising and other revenues	258,555	226,034	807,887	612,132
Total revenues	4,849,090	4,434,029	11,314,385	9,877,989
Cost of revenues		54,181		202,007
Gross profit		4,379,848		9,675,982
Operating expenses:
Performance marketing	1,314,055	1,231,074	3,562,155	3,364,589
Brand marketing	160,126	125,877	385,262	337,016
Sales and other expenses	242,974	151,024	612,367	382,538
Personnel, including stock-based compensation of $70,090, $66,421, $216,035 and $192,248, respectively	536,735	483,438	1,557,872	1,220,176
General and administrative	183,228	142,823	504,120	422,252
Information technology	57,742	47,901	177,133	132,677
Depreciation and amortization	107,641	95,910	317,397	265,212
Total operating expenses	2,602,501	2,278,047	7,116,306	6,124,460
Operating income	2,246,589	2,101,801	4,198,079	3,551,522
Other (expense) income:
Interest income	48,641	41,483	141,210	110,296
Interest expense	(68,170)	(66,338)	(203,242)	(182,997)
Net unrealized gains on marketable equity securities	30,858	—	107,221	—
Foreign currency transactions and other	(17,072)	(10,101)	(40,174)	(21,249)
Total other (expense) income	(5,743)	(34,956)	5,015	(93,950)
Earnings before income taxes	2,240,846	2,066,845	4,203,094	3,457,572
Income tax expense	473,268	346,454	850,934	561,349
Net income	$1,767,578	$1,720,391	$3,352,160	$2,896,223
Net income applicable to common stockholders per basic common share	$37.39	$35.12	$70.00	$58.99
Weighted-average number of basic common shares outstanding	47,268	48,981	47,887	49,100
Net income applicable to common stockholders per diluted common share	$37.02	$34.43	$69.07	$57.85
Weighted-average number of diluted common shares outstanding	47,751	49,972	48,530	50,064

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$1,767,578	$1,720,391	$3,352,160	$2,896,223
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax charge of $161, tax benefit of $59,607, tax charge of $20,519 and tax benefit of $179,948, respectively (1)	(23,952)	111,628	(90,938)	287,316
Reclassification of net unrealized gains on marketable equity securities to retained earnings, net of tax charge of $57,597 (2)	—	—	(241,088)	—
Net unrealized (losses) gains on marketable securities, net of tax charges of $349 and $8,618, tax benefit of $649 and tax charge of $24,549, respectively (3)	(133,571)	(31,877)	(138,762)	501,034

Comprehensive income	$1,610,055	$1,800,142	$2,881,372	$3,684,573

(1) Foreign currency translation adjustments result from currency fluctuations on the translation of the Company's non-U.S. Dollar denominated net assets. Foreign currency translation adjustments were unfavorable for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 because the U.S. Dollar strengthened against certain currencies in which the Company's net assets are denominated.

During the three and nine months ended September 30, 2018, the Company recorded deferred tax benefits of $5.7 million and $16.2 million, respectively, related to foreign currency translation adjustments to its one-time deemed repatriation tax liability recorded at December 31, 2017 and current year foreign earnings subject to U.S. federal and state income tax, resulting from the introduction of the U.S. Tax Cuts and Jobs Act (the "Tax Act"). Prior to January 1, 2018, foreign currency translation adjustments excluded U.S. federal and state income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States.

Foreign currency translation adjustments also include tax charges of $5.9 million and $36.7 million for the three and nine months ended September 30, 2018, respectively, and tax benefits of $59.6 million and $179.9 million for the three and nine months ended September 30, 2017, respectively, associated with the Company's Euro-denominated debt, which is designated as a net investment hedge against the impact of currency fluctuations of the Company's Euro-denominated net assets (see Note 8).

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

(3) Net unrealized losses before tax on marketable securities of $155.3 million and $138.5 million for the three and nine months ended September 30, 2018, respectively, were not subject to income tax in the Netherlands. Net unrealized gains before tax of $22.2 million and net unrealized losses before tax of $0.5 million for the three and nine months ended September 30, 2018, respectively, were taxable at a 25% tax rate in the Netherlands, resulting in a tax charge of $5.5 million and a tax benefit of $0.2 million, respectively. The Company also recorded a U.S. tax benefit of $5.0 million and $0.3 million for the three and nine months ended September 30, 2018, respectively, related to these investments, which represented the reversal of a previously recorded U.S. deferred tax liability. The remaining net unrealized losses on marketable securities and related tax benefits for three and nine months ended September 30, 2018 were associated with marketable debt securities held by a U.S. subsidiary.

Net unrealized losses before tax on marketable securities of $57.7 million for the three months ended September 30, 2017 and net unrealized gains before tax of $427.4 million for the nine months ended September 30, 2017 were not subject to income tax in the Netherlands. Net unrealized gains before tax of $34.5 million and $98.2 million for the three and nine months ended September 30, 2017, respectively, were taxable at a 25% tax rate in the Netherlands, resulting in tax charges of $8.7 million and $24.6 million, respectively.
See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount				Total
Balance, June 30, 2018	62,927	$489	(15,163)	$(10,630,361)	$5,225,709	$15,953,078	$(76,283)	$10,472,632
Net income	—	—	—	—	—	1,767,578	—	1,767,578
Foreign currency translation adjustments, net of tax charge of $161	—	—	—	—	—	—	(23,952)	(23,952)
Net unrealized losses on marketable securities, net of tax charge of $349	—	—	—	—	—	—	(133,571)	(133,571)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	45,643	—	—	45,643
Exercise of stock options and vesting of restricted stock units and performance share units	12	—	—	—	300	—	—	300
Repurchase of common stock	—	—	(1,149)	(2,248,944)	—	—	—	(2,248,944)
Stock-based compensation and other stock-based payments	—	—	—	—	72,152	—	—	72,152
Conversion of debt	—	—	—	—	(28)	—	—	(28)
Balance, September 30, 2018	62,939	$489	(16,312)	$(12,879,305)	$5,343,776	$17,720,656	$(233,806)	$9,951,810

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2017	62,689	$487	(14,217)	$(8,698,829)	$5,783,089	$13,938,869	$236,982	$11,260,598
Net income	—	—	—	—	—	3,352,160	—	3,352,160
Foreign currency translation adjustments, net of tax charge of $20,519	—	—	—	—	—	—	(90,938)	(90,938)
Net unrealized losses on marketable securities, net of tax benefit of $649	—	—	—	—	—	—	(138,762)	(138,762)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	2,963	—	—	2,963
Exercise of stock options and vesting of restricted stock units and performance share units	198	2	—	—	1,627	—	—	1,629
Repurchase of common stock	—	—	(2,095)	(4,180,476)	—	—	—	(4,180,476)
Stock-based compensation and other stock-based payments	—	—	—	—	218,834	—	—	218,834
Conversion of debt	—	—	—	—	(773,178)	—	—	(773,178)
Common stock issued in an acquisition	52	—	—	—	110,441	—	—	110,441
Cumulative effect of adoption of accounting standard updates	—	—	—	—	—	429,627	(241,088)	188,539
Balance, September 30, 2018	62,939	$489	(16,312)	$(12,879,305)	$5,343,776	$17,720,656	$(233,806)	$9,951,810

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount				Total
Balance, June 30, 2017	62,560	$486	(13,503)	$(7,411,392)	$5,633,659	$12,793,001	$573,915	$11,589,669
Net income	—	—	—	—	—	1,720,391	—	1,720,391
Foreign currency translation adjustments, net of tax benefit of $59,607	—	—	—	—	—	—	111,628	111,628
Net unrealized losses on marketable securities, net of tax charge of $8,618	—	—	—	—	—	—	(31,877)	(31,877)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	5,676	—	—	5,676
Exercise of stock options and vesting of restricted stock units and performance share units	12	—	—	—	1,513	—	—	1,513
Repurchase of common stock	—	—	(320)	(586,489)	—	—	—	(586,489)
Stock-based compensation and other stock-based payments	—	—	—	—	66,501	—	—	66,501
Conversion of debt	3	—	—	—	(18)	—	—	(18)
Balance, September 30, 2017	62,575	$486	(13,823)	$(7,997,881)	$5,707,331	$14,513,392	$653,666	$12,876,994

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2016	62,379	$485	(13,191)	$(6,855,164)	$5,482,653	$11,326,852	$(134,684)	$9,820,142
Net income	—	—	—	—	—	2,896,223	—	2,896,223
Foreign currency translation adjustments, net of tax benefit of $179,948	—	—	—	—	—	—	287,316	287,316
Net unrealized gains on marketable securities, net of tax charge of $24,459	—	—	—	—	—	—	501,034	501,034
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	19,137	—	—	19,137
Exercise of stock options and vesting of restricted stock units and performance share units	150	1	—	—	4,302	—	—	4,303
Repurchase of common stock	—	—	(632)	(1,142,717)	—	—	—	(1,142,717)
Stock-based compensation and other stock-based payments	—	—	—		192,548	—	—	192,548
Conversion of debt	46	—	—	—	(297)	—	—	(297)
Cumulative effect of adoption of accounting standard updates	—	—	—	—	8,988	290,317	—	299,305
Balance, September 30, 2017	62,575	$486	(13,823)	$(7,997,881)	$5,707,331	$14,513,392	$653,666	$12,876,994

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$3,352,160	$2,896,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	182,052	135,736
Amortization	135,345	129,476
Provision for uncollectible accounts	108,081	42,575
Deferred income tax benefit	(25,955)	(25,655)
Net unrealized gains on marketable equity securities	(107,221)	—
Stock-based compensation expense and other stock-based payments	225,883	192,548
Amortization of debt issuance costs	5,477	6,827
Amortization of debt discount	39,699	52,909
Loss on early extinguishment of debt	—	1,093
Contingent consideration fair value adjustment	7,933	—
Changes in assets and liabilities, net of effects of an acquisition:
Accounts receivable	(450,071)	(479,184)
Prepaid expenses and other current assets	(200,665)	(136,304)
Accounts payable, accrued expenses and other current liabilities	1,004,748	640,960
Other long-term assets and liabilities	(23,278)	31,221
Net cash provided by operating activities	4,254,188	3,488,425

INVESTING ACTIVITIES:
Purchase of investments	(2,194,796)	(5,338,444)
Proceeds from sale of investments	4,495,994	2,471,883
Additions to property and equipment	(356,011)	(223,692)
Acquisitions and other investments, net of cash acquired	(139,386)	(552,805)
Net cash provided by (used in) investing activities	1,805,801	(3,643,058)

FINANCING ACTIVITIES:
Proceeds from short-term borrowing	3,912	—
Proceeds from the issuance of long-term debt	—	2,044,952
Payments for conversion of senior notes	(1,487,187)	(89,575)
Payment of debt	(348)	(15,118)
Payments for repurchase of common stock	(4,110,304)	(1,123,102)
Proceeds from exercise of stock options	1,629	4,303
Net cash (used in) provided by financing activities	(5,592,298)	821,460
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(36,560)	99,037
Net increase in cash, cash equivalents and restricted cash and cash equivalents	431,131	765,864
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	2,563,341	2,082,007
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$2,994,472	$2,847,871
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,044,312	$601,248
Cash paid during the period for interest	$155,056	$110,745
Non-cash financing activity for loan forgiveness	$—	$1,000
Non-cash operating and financing activity for an acquisition (see Note 7)	$50,751	$—
Non-cash investing and financing activity for an acquisition (see Note 7)	$59,690	$—
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

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including its primary brands of Booking.com, priceline, KAYAK, agoda, Rentalcars.com and OpenTable. All inter-company accounts and transactions have been eliminated in consolidation. The functional currency of the Company's foreign subsidiaries is generally the respective local currency. Assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date. Income statement amounts are translated at the average exchange rates for the period. Translation gains and losses are included as a component of "Accumulated other comprehensive income (loss)" in the accompanying Unaudited Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

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

Reclassification

In conjunction with the adoption of the current revenue standard effective January 1, 2018, the Company reclassified certain expenses from "Cost of revenues" to "Sales and other expenses" or "General and administrative" expenses in its Unaudited Consolidated Statement of Operations for the three and nine months ended September 30, 2017 to conform to the current period presentation.

The change in presentation and the reclassification for the three and nine months ended September 30, 2017 had no impact on operating income or net income and are summarized below (in thousands):

Previously Reported	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Cost of revenues	$59,476	$217,387
Performance advertising	1,224,345	3,352,707
Brand advertising	112,796	306,995
Sales and marketing	165,539	411,309
General and administrative	142,823	420,004

Current Presentation	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Cost of revenues	$54,181	$202,007
Performance marketing	1,231,074	3,364,589
Brand marketing	125,877	337,016
Sales and other expenses	151,024	382,538
General and administrative	142,823	422,252

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

Restricted Cash and Cash Equivalents: Restricted cash and cash equivalents at September 30, 2018 and December 31, 2017 principally relates to the minimum cash requirement for Rentalcars.com's insurance business established in the fourth quarter of 2017. The following table reconciles cash, cash equivalents and restricted cash and cash equivalents reported in the Unaudited Consolidated Balance Sheets to the total amount shown in the Unaudited Consolidated Statements of Cash Flows (in thousands):

	September 30, 2018	December 31, 2017
As included in the Unaudited Consolidated Balance Sheets:
Cash and cash equivalents	$2,973,096	$2,541,604
Restricted cash and cash equivalents included in prepaid expenses and other current assets	21,376	21,737
Total cash, cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Consolidated Statements of Cash Flows	$2,994,472	$2,563,341

Recent Accounting Pronouncements Adopted

Premium Amortization on Purchased Callable Debt Securities

In March 2017, the Financial Accounting Standards Board (“FASB”) issued a new accounting update to shorten the premium amortization period of purchased callable debt securities with non-contingent call features that are callable at fixed prices and on preset dates from their contractual maturity to the earliest call date. For public business entities, this update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption allowed. The Company early adopted this new standard in the third quarter of 2018. The adoption of this update did not have an impact to the Unaudited Consolidated Financial Statements.

Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued a new accounting update to make targeted improvement to the disclosure requirement for fair value measurements as part of its disclosure framework project. This update eliminates, adds and modifies certain disclosure requirements primarily related to Level 3 fair value measurements. For public business entities, this update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption allowed. The Company early adopted this new standard in the third quarter of 2018. The adoption of this update did not have an impact to the Unaudited Consolidated Financial Statements.

Improvements to Non-employee Share-Based Payment Accounting

In June 2018, the FASB issued a new accounting update which amends the guidance on share-based payments granted to non-employees for goods and services to align it with the guidance for share-based payments to employees. Under this new guidance, share-based awards to non-employees will be generally measured at fair value on the grant date of the awards and entities will need to assess the probability of satisfying performance conditions, if any are present, to determine expense to be recognized.
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

This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this update in the first quarter of 2018. The Company recorded an increase of $241.1 million to retained earnings for the net unrealized gain, net of tax, related to its investment in Ctrip equity securities, with an offsetting adjustment to accumulated other comprehensive income as of January 1, 2018. Changes in fair value of the Company's investments in marketable equity securities subsequent to January 1, 2018 are recognized in net income (see Note 5). In addition, the Company elected to continue to use the cost method of accounting for equity investments without a readily determinable fair value.

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

Other Recent Accounting Pronouncements

Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued a new accounting update to address a customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). For public business entities, this update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption allowed. The Company plans to adopt this update on January 1, 2019 and apply it on a prospective basis. The Company does not expect a material impact to the Unaudited Consolidated Financial Statements resulting from the adoption.

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

The Company will adopt this standard in the first quarter of 2019 and apply it as of January 1, 2019. The Company is in the process of implementing a software platform to facilitate compliance with the new accounting and disclosure requirements. The Company will elect to use its previous evaluations regarding if an arrangement contains a lease, if a lease is an operating or financing lease and what costs are capitalized as initial direct costs prior to adoption, as permitted under this standard.

The most significant change will be related to the recognition of right-of-use assets and lease liabilities in the Company's Consolidated Balance Sheet for real estate operating leases. The Company will elect to combine lease and non-lease components and to include leases which have an initial term of less than one year in the calculation of the lease liability and right-of-use assets for its real estate leases. The Company performed an assessment of its real estate leases, which comprises a substantial portion of its total operating leases, and estimates that the lease liability and corresponding right-of-use asset would be approximately $450 million to $550 million at January 1, 2019, based on outstanding leases, incremental borrowing rates and foreign exchange rates in effect as of September 30, 2018. This estimate could change significantly by the adoption date due to several factors, including changes in the Company’s real estate lease portfolio, changes in foreign exchange rates and/or changes in the interest rate environment. The Company is in the process of reviewing its remaining operating leases, including its data center leases. The Company does not expect a material impact to its Consolidated Statement of Operations and Statement of Cash Flows resulting from the adoption.

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

In addition, revenues from priceline's Name Your Own Price® transactions were previously presented on a gross basis with the amount remitted to the travel service providers reported as cost of revenues. Under the current revenue standard, Name Your Own Price® revenues are reported on a net basis with the amount remitted to the travel service providers recorded as an offset in merchant revenues. Therefore, for periods beginning after December 31, 2017, the Company no longer presents "Cost of revenues" or "Gross profit" in its Consolidated Statements of Operations. Total revenues reported in 2018 are comparable to gross profit reported in previous years.

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

The cumulative effects of the revenue accounting changes on the Company's Unaudited Consolidated Balance Sheet as of January 1, 2018 were as follows (in thousands):

	Balance at December 31, 2017	Adjustments	Balance at January 1, 2018
ASSETS
Current assets:
Accounts receivable, net	$1,217,801	$205,324	$1,423,125

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$667,523	$171,644	$839,167
Accrued expenses and other current liabilities	1,138,980	44,374	1,183,354
Deferred merchant bookings	980,455	(201,647)	778,808

Deferred income taxes	481,139	2,414	483,553

Stockholders' equity:
Retained earnings	13,938,869	188,539	14,127,408

The following tables summarize the impacts of adopting the current revenue standard (in thousands, except per share data):

Unaudited Consolidated Balance Sheets at September 30, 2018:

	As reported (current revenue standard)	Current period adjustments	As adjusted (previous revenue standard)
ASSETS
Current assets:
Accounts receivable, net	$1,719,059	$(93,439)	$1,625,620
Prepaid expenses and other current assets	617,616	18,563	636,179

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,174,599	$(70,609)	$1,103,990
Accrued expenses and other current liabilities	1,654,370	(1,108)	1,653,262
Deferred merchant bookings	1,101,255	88,594	1,189,849

Deferred income taxes	491,160	(95)	491,065

Stockholders' equity:
Retained earnings	17,720,656	(94,781)	17,625,875
Accumulated other comprehensive income (loss)	(233,806)	3,123	(230,683)

Unaudited Consolidated Statements of Operations for the Three Months Ended September 30, 2018:

	As reported (current revenue standard)	Current period adjustments	As adjusted (previous revenue standard)

Agency revenues	$3,540,874	$55,148	$3,596,022
Merchant revenues	1,049,661	48,712	1,098,373
Advertising and other revenues	258,555	(6)	258,549
Cost of revenues		44,936	44,936

Operating expenses:
Performance marketing	1,314,055	3,250	1,317,305
Sales and other expenses	242,974	206	243,180
General and administrative	183,228	86	183,314
Foreign currency transactions and other	(17,072)	951	(16,121)
Income tax expense	473,268	11,742	485,010
Net income	1,767,578	44,585	1,812,163
Net income applicable to common stockholders per basic common share	37.39	0.95	38.34
Net income applicable to common stockholders per diluted common share	37.02	0.93	37.95

Unaudited Consolidated Statements of Operations for the Nine Months Ended September 30, 2018:

	As reported (current revenue standard)	Current period adjustments		As adjusted (previous revenue standard)

Agency revenues	$8,220,506	$107,826		$8,328,332
Merchant revenues	2,285,992	150,389		2,436,381
Advertising and other revenues	807,887	98		807,985
Cost of revenues		134,886		134,886

Operating expenses:
Performance marketing	3,562,155	4,254		3,566,409
Sales and other expenses	612,367	206		612,573
General and administrative	504,120	1,120		505,240
Foreign currency transactions and other	(40,174)	1,740		(38,434)
Income tax expense	850,934	25,829		876,763
Net income	3,352,160	93,758	(1)	3,445,918
Net income applicable to common stockholders per basic common share	70.00	1.96		71.96
Net income applicable to common stockholders per diluted common share	69.07	1.94		71.01

(1) The current period adjustment represents the net income recorded directly to retained earnings on January 1, 2018 of $188.5 million that would have been recognized in the first quarter of 2018 under the previous revenue standard, partially offset by $94.8 million that would have been recognized in the fourth quarter of 2018 under the previous revenue standard.

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

Online travel reservation services are recorded at a point in time when the Company has completed its post-booking services and the travelers begin using the arranged travel services. These services are classified into two categories:

•
Agency revenues are derived from travel-related transactions where the Company does not receive payments from travelers for the travel reservation services provided. The Company invoices the travel service providers for its commissions in the month that travel is completed. Agency revenues consist almost entirely of travel reservation commissions, as well as certain global distribution system ("GDS") reservation booking fees and certain travel insurance fees.

•
Merchant revenues are derived from services where the Company receives payments from travelers for the travel reservation services provided, generally at the time of booking. The Company records cash collected from travelers, which includes the amounts owed to the travel service providers and the Company’s commission or margin and fees, as deferred merchant bookings until the arranged travel service begins. Merchant revenues include net revenues (i.e., the amount charged to travelers less the amount owed to travel service providers) and travel reservation commissions in connection with our accommodation reservations and rental car services; ancillary fees, including travel insurance-related revenues, credit card processing rebates and certain GDS reservation booking fees; and customer processing fees. Substantially all merchant revenues are for merchant services derived from transactions where travelers book accommodations reservations or rental car reservations from travel service providers.

Pursuant to the terms of the Company's merchant services, travel service providers are permitted to bill the Company for the underlying cost of the services during a specified period of time. If the Company is not billed by the travel service provider within the specified period of time, the Company increases its revenue by the unbilled amount.

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

Advertising and Other Revenues

Advertising and other revenues are primarily recognized by KAYAK and OpenTable and to a lesser extent by priceline for advertising placements on their websites and by Booking.com for its BookingSuite branded accommodation marketing and business analytics services. KAYAK recognizes advertising revenue primarily by sending referrals to online travel companies ("OTCs") and travel service providers and from advertising placements on its websites and mobile apps. Revenue related to referrals is recognized when a customer clicks on a referral placement or upon completion of the travel. Revenue for advertising placements is recognized based upon when a customer clicks on an advertisement or when KAYAK displays an advertisement. OpenTable recognizes reservation fees when diners are seated through its online restaurant reservation service and subscription fees for restaurant management services on a straight-line basis over the contractual period in accordance with how the service is provided.

Loyalty Programs

The Company provides various loyalty programs, where participating travelers or diners are awarded loyalty incentives on current transactions that can be redeemed for future qualifying reservations booked with the travel service provider through the Company's websites or mobile apps or, in the case of OpenTable, at participating restaurants. The estimated fair value of the incentives that are expected to be redeemed is recognized as a reduction of revenues at the time the incentives are granted. In the first quarter of 2018, OpenTable introduced a three-year time-based expiration for points earned by diners, which resulted in a reduction of a portion of the loyalty liability of approximately $27 million. At September 30, 2018 and December 31, 2017, liabilities of $80.0 million and $104.7 million, respectively, for loyalty incentives were included in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheets.

Disaggregation of revenue

Geographic Information

The Company's international information consists of the results of Booking.com, Rentalcars.com and agoda and the results of the international businesses of KAYAK and OpenTable. This classification is independent of where the consumer resides, where the consumer is physically located while using the Company's services or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com at a hotel in New York by a consumer in the United States is part of the Company's international results. The Company's geographic information is as follows (in thousands):

			International
Total revenues for the Three Months Ended September 30,	United States		The Netherlands	Other	Total
2018	$441,470	(1)	$3,888,255	$519,365	$4,849,090	(1)
2017	429,587	(2)	3,533,906	470,536	4,434,029	(2)

(1) Total revenues have been reduced for cost of revenues for Name Your Own Price® transactions of $44.9 million in 2018.
(2) Total revenues have not been reduced for cost of revenues for Name Your Own Price® transactions of $54.2 million in 2017.

			International
Total revenues for the Nine Months Ended September 30,	United States		The Netherlands	Other	Total
2018	$1,243,428	(1)	$8,717,681	$1,353,276	$11,314,385	(1)
2017	1,251,079	(2)	7,499,464	1,127,446	9,877,989	(2)

(1) Total revenues have been reduced for cost of revenues for Name Your Own Price® transactions of $134.9 million in 2018.
(2) Total revenues have not been reduced for cost of revenues for Name Your Own Price® transactions of $202.0 million in 2017.

Revenue by Type of Service

Approximately 88% and 87% of the Company's revenue for the three and nine months ended September 30, 2018, respectively, relates to online accommodation reservation services. Revenue from all other sources of online travel reservation services or advertising and other revenues each represent less than 10% of the Company's total revenues.

Deferred Revenue

Cash payments received from travelers in advance of the Company completing its service obligations are included in "Deferred merchant bookings" in the Company's Unaudited Consolidated Balance Sheets and are comprised principally of amounts owed to the travel service providers as well as the Company's deferred revenue for its commission or margin and fees. At September 30, 2018 and December 31, 2017, deferred merchant bookings includes deferred revenue of $176.8 million and $151.2 million, respectively. The Company expects to complete its service obligation within one year of booking. In the nine months ended September 30, 2018, the Company recognized revenue of $107.3 million and cancellations of $10.3 million related to the deferred revenue balance at December 31, 2017. In addition, the Company reduced the December 31, 2017 balance by $32.4 million for the impact of the adoption of the current revenue standard on January 1, 2018. The offsetting increase in the deferred revenue balance for the nine months ended September 30, 2018 is principally driven by payments received from travelers, net of amounts payable to travel service providers, of $185.5 million for those online travel reservations in the current period.

3.                                      STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation expense included in personnel expenses in the Unaudited Consolidated Statements of Operations was approximately $70.1 million and $66.4 million for the three months ended September 30, 2018 and 2017, respectively, and $216.0 million and $192.2 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Restricted Stock Units and Performance Share Units

The following table summarizes the activity of restricted stock units and performance share units ("share-based awards") during the nine months ended September 30, 2018:

Share-Based Awards	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	524,696	$1,431.88
Granted	156,896	$2,032.81
Vested	(194,461)	$1,288.07
Performance Shares Adjustment	15,338	$1,657.61
Forfeited/Canceled	(33,396)	$1,690.38
Unvested at September 30, 2018	469,073	$1,681.48

At September 30, 2018, there was $418.8 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 1.9 years.

During the nine months ended September 30, 2018, the Company made broad-based grants of 107,175 restricted stock units that generally have a three-year vesting period, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability. These share-based awards had a total grant date fair value of $217.8 million based on a weighted-average grant date fair value per share of $2,032.36.

In addition, during the nine months ended September 30, 2018, the Company granted 49,721 performance share units to executives and certain other employees. The performance share units had a total grant date fair value of $101.1 million based on a weighted-average grant date fair value per share of $2,033.79. The performance share units are payable in shares of the Company's common stock upon vesting. Subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability, recipients of these performance share units generally must continue their service through the requisite service period in order to receive any shares. Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period. The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period, which generally ends December 31, 2020, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.  At September 30, 2018, the estimated number of probable shares to be issued is a total of 47,575 shares, net of performance share units that were forfeited or vested since the grant date. If the maximum performance thresholds are met at the end of the performance period, a maximum number of 95,150 total shares could be issued.  If the minimum performance thresholds are not met, 36,265 shares would be issued at the end of the performance period.

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

At September 30, 2018, there were 63,265 unvested 2017 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. At September 30, 2018, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 86,630 shares. If the maximum performance thresholds are met at the end of the performance period, a maximum of 125,622 shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 49,554 shares would be issued at the end of the performance period.

2016 Performance Share Units

During the year ended December 31, 2016, the Company granted 85,735 performance share units with a grant date fair value of $111.7 million, based on a weighted-average grant date fair value per share of $1,302.25. The actual number of shares to be issued will be determined upon completion of the performance period which generally ends December 31, 2018.

At September 30, 2018, there were 65,218 unvested 2016 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. At September 30, 2018, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 105,037 shares. If the maximum thresholds are met at the end of the performance period, a maximum of 143,240 shares could be issued pursuant to these performance share units. If the minimum performance thresholds are not met, 39,418 shares would be issued at the end of the performance period.

Stock Options

All outstanding employee stock options were assumed in acquisitions. The following table summarizes the activity for stock options during the nine months ended September 30, 2018:

Employee Stock Options	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Balance, December 31, 2017	30,675	$401.61	$40,986	3.9
Exercised	(3,300)	$493.87
Forfeited	(13)	$241.83
Balance, September 30, 2018	27,362	$390.64	$43,598	3.0
Vested and exercisable at September 30, 2018	27,289	$399.10	$43,541	3.0
Vested and exercisable at September 30, 2018 and expected to vest thereafter	27,362	$390.64	$43,598	3.0

The aggregate intrinsic value of employee stock options exercised during the nine months ended September 30, 2018 and 2017 was $5.1 million and $21.4 million, respectively. During the nine months ended September 30, 2018 and 2017, stock options vested for 98 and 1,246 shares, respectively.

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted-average number of basic common shares outstanding	47,268	48,981	47,887	49,100
Weighted-average dilutive stock options, restricted stock units and performance share units	230	273	270	278
Assumed conversion of Convertible Senior Notes	253	718	373	686
Weighted-average number of diluted common and common equivalent shares outstanding	47,751	49,972	48,530	50,064
Anti-dilutive potential common shares	1,428	1,948	1,366	2,006

Anti-dilutive potential common shares for the three and nine months ended September 30, 2018 include approximately 1.0 million shares that could be issued under the Company's outstanding convertible notes. Under the treasury stock method, the convertible notes will generally have an anti-dilutive impact on net income per share if the conversion prices for the convertible notes exceed the Company's average stock price.

5.                                      INVESTMENTS

Short-term and Long-term Investments in Marketable Securities

The Company has classified its investments in marketable debt securities as available-for-sale securities. These securities are reported at estimated fair value with the aggregate unrealized gains and losses related to these investments, net of taxes, reflected as a part of "Accumulated other comprehensive income (loss)" in the Unaudited Consolidated Balance Sheets. Classification as short-term or long-term investment is based upon the maturity of the debt securities. As of September 30, 2018, the Company does not consider any of its investments to be other-than-temporarily impaired.

The Company's investments in marketable equity securities are reported at estimated fair value in the Unaudited Consolidated Balance Sheets. Pursuant to the adoption of the accounting update on financial instruments (see Note 1), for periods beginning after December 31, 2017, changes in fair value of these equity securities are recognized in net income rather than accumulated other comprehensive income. Therefore, the Company reclassified net unrealized gains of $298.7 million ($241.1 million net of tax) as of January 1, 2018 from "Accumulated other comprehensive income (loss)" to "Retained earnings" in the Unaudited Consolidated Balance Sheet. For the three and nine months ended September 30, 2018, the Company recognized $30.9 million and $107.2 million, respectively, in "Net unrealized gains on marketable equity securities" in the Unaudited Consolidated Statements of Operations.

The following table summarizes, by major security type, the Company's investments in marketable securities at September 30, 2018 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments in marketable securities:
Debt securities:
International government securities	$389,789	$6	$(523)	$389,272
U.S. government securities	809,241	—	(3,856)	805,385
Corporate debt securities	2,952,065	426	(11,561)	2,940,930
U.S. government agency securities	4,916	—	(7)	4,909
Commercial paper	17,080	—	—	17,080
Certificate of deposit	500	—	—	500
Total	$4,173,591	$432	$(15,947)	$4,158,076

Long-term investments in marketable securities:
Debt securities:
International government securities	$790,653	$1,205	$(986)	$790,872
U.S. government securities	370,987	—	(10,053)	360,934
Corporate debt securities	4,747,084	4,817	(59,563)	4,692,338
Investments in Ctrip:
Convertible debt securities	1,275,000	21,500	(38,668)	1,257,832
Equity securities	655,311	153,553	(4,781)	804,083
Meituan Dianping equity securities	450,270	257,134	—	707,404
Total	$8,289,305	$438,209	$(114,051)	$8,613,463

The Company's investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. At September 30, 2018, the weighted-average life of the Company’s fixed income investment portfolio, excluding the Company's investment in Ctrip convertible debt securities, was approximately 1.2 years with an average credit quality of A+/A1/A+.

The Company invests in international government securities with high credit quality. At September 30, 2018, investments in international government securities principally included debt securities issued by the governments of the Netherlands, France, Belgium, Austria, Finland, and Germany.

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

The Company evaluated the conversion features for all Ctrip senior convertible notes and only the conversion feature associated with the September 2016 investment met the definition of an embedded derivative (see Note 6). The Company monitors the conversion features of these notes to determine whether they meet the definition of an embedded derivative during each reporting period. The Ctrip convertible notes have been marked-to-market in accordance with the accounting guidance for available-for-sale securities. At September 30, 2018, the Company had also invested $655.3 million in Ctrip American Depositary Shares ("ADSs").

In connection with the Company's investments in Ctrip's convertible notes, Ctrip granted the Company the right to appoint an observer to its board of directors and permission to acquire its shares (through the acquisition of Ctrip ADSs in the open market) so that combined with ADSs issuable upon conversion of the August 2014, May 2015 and September 2016 convertible notes, the Company could hold up to an aggregate of approximately 15% of Ctrip's outstanding equity plus any ADSs issuable upon the conversion of the December 2015 convertible notes. At September 30, 2018, the Company did not have significant influence over Ctrip.
Investment in Meituan Dianping
In October 2017, the Company invested $450 million in preferred shares of Meituan Dianping, the leading e-commerce platform for local services in China. As a result of Meituan Dianping's initial public offering in September 2018, the Company classified its investment as a marketable equity security (see the table above that summarizes the Company's investments in marketable securities at September 30, 2018) and recognized an unrealized gain of $257.1 million for the three and nine months ended September 30, 2018, which was included in "Net unrealized gains on marketable equity securities" in the Unaudited Consolidated Statements of Operations.
Long-term Equity Investments without Readily Determinable Fair Value
The Company held investments in equity securities of private companies, which are typically at an early stage of development, of $500.8 million and $450.9 million at September 30, 2018 and December 31, 2017, respectively. The investments of $450.9 million at December 31, 2017 principally related to the Company's investment in Meituan Dianping prior to its initial public offering in September 2018. In July 2018, the Company invested $500 million in preferred shares of Didi Chuxing, the leading mobile transportation and ride-hailing platform in China. These investments are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer and are included in "Long-term investments" in the Company's Unaudited Consolidated Balance Sheets. The Company determined that there was no change in the carrying value of these investments at September 30, 2018.
Subsequent Event
In October 2018, the Company invested $200 million in preferred shares of Grab, the leading on-demand transportation and mobile service platform in Southeast Asia.

6.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value at September 30, 2018 are classified in the categories described in the tables below (in thousands):

	Level 1	Level 2	Total
ASSETS:
Cash and restricted cash equivalents:
Money market funds	$2,385,451	$—	$2,385,451
International government securities	—	6,883	6,883
U.S. government securities	—	2,009	2,009
Commercial paper	—	4,372	4,372
Time deposits	4,519	—	4,519
Short-term investments in marketable securities:
International government securities	—	389,272	389,272
U.S. government securities	—	805,385	805,385
Corporate debt securities	—	2,940,930	2,940,930
U.S. government agency securities	—	4,909	4,909
Commercial paper	—	17,080	17,080
Certificate of deposit	500	—	500
Long-term investments in marketable securities:
International government securities	—	790,872	790,872
U.S. government securities	—	360,934	360,934
Corporate debt securities	—	4,692,338	4,692,338
Ctrip convertible debt securities	—	1,257,832	1,257,832
Ctrip equity securities	804,083	—	804,083
Meituan Dianping equity securities	707,404	—	707,404
Derivatives:
Currency exchange derivatives	—	914	914
Total assets at fair value	$3,901,957	$11,273,730	$15,175,687

	Level 1	Level 2	Total
LIABILITIES:
Currency exchange derivatives	$—	$1,617	$1,617

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

Investments in corporate debt securities, U.S. and international government securities, commercial paper, government agency securities and convertible debt securities are considered "Level 2" valuations because the Company has access to quoted prices, but does not have visibility into the volume and frequency of trading for all of these investments. For the Company's investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace. See Note 5 for information on the carrying value of the Company's investments in marketable securities.

The Company's derivative instruments are valued using pricing models. Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility and currency rates. Derivatives are considered "Level 2" fair value measurements. The Company's derivative instruments are typically short-term in nature.

At September 30, 2018 and December 31, 2017, the Company's cash consisted of bank deposits. Other financial assets and liabilities, including restricted cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these items. See Note 8 for the estimated fair value of the Company's outstanding Senior Notes and Note 12 for the Company's contingent liability associated with a business acquisition.

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

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation. The Company enters into average-rate derivative contracts to hedge translation risks from short-term currency exchange rate fluctuations for the Euro, British Pound Sterling and certain other currencies versus the U.S. Dollar. At September 30, 2018 and December 31, 2017, there were no outstanding derivative contracts related to foreign currency translation risks.

The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in currency exchange rates on its transactional balances denominated in currencies other than the functional currency. Derivative assets are included in "Prepaid expenses and other current assets" and derivative liabilities are included in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheets. Derivatives associated with these transaction risks resulted in foreign currency losses of $8.6 million and $38.2 million for the three and nine months ended September 30, 2018, respectively, compared to foreign currency gains of $10.7 million and $38.3 million for the three and nine months ended September 30, 2017, respectively. These mark-to-market adjustments on the derivative contracts, offset by the effect of changes in currency exchange rates on transactions denominated in currencies other than the functional currency, resulted in net losses of $15.1 million and $32.3 million for the three and nine months ended September 30, 2018, respectively, and net losses of $7.6 million and $18.7 million for the three and nine months ended September 30, 2017, respectively. The net impacts related to these derivatives are reported in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments resulted in net cash outflows of $35.6 million and net cash inflows of $38.2 million for the nine months ended September 30, 2018 and 2017, respectively, and are reported within "Net cash provided by operating activities" in the Unaudited Consolidated Statements of Cash Flows.

Embedded Derivative — In September 2016, the Company invested $25 million in a Ctrip convertible note (see Note 5). The Company determined that the conversion option for this note met the definition of an embedded derivative. At September 30, 2018 and December 31, 2017, the embedded derivative had an estimated fair value of $0.4 million and $1.8 million, respectively, and is reported in the Unaudited Consolidated Balance Sheets with its host contract in "Long-term investments." The embedded derivative is bifurcated for measurement purposes only. The mark-to-market adjustments are included in "Foreign currency transactions and other" in the Company's Unaudited Consolidated Statements of Operations.

7.                                      INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period	Weighted- Average Useful Life
Supply and distribution agreements	$1,081,543	$(396,584)	$684,959	$1,056,660	$(355,000)	$701,660	3 - 20 years	16 years

Technology	171,419	(118,017)	53,402	137,288	(104,478)	32,810	1 - 7 years	5 years

Patents	1,623	(1,623)	—	1,623	(1,623)	—	15 years	15 years

Internet domain names	40,903	(29,767)	11,136	42,265	(28,802)	13,463	5 - 20 years	8 years

Trade names	1,785,284	(417,600)	1,367,684	1,779,076	(350,447)	1,428,629	4-20 years	19 years

Non-compete agreements	900	(806)	94	21,900	(21,639)	261	4 years	4 years
Total intangible assets	$3,081,672	$(964,397)	$2,117,275	$3,038,812	$(861,989)	$2,176,823

Intangible assets are amortized on a straight-line basis.  Amortization expense was approximately $43.0 million and $135.3 million for the three and nine months ended September 30, 2018, respectively, and $45.3 million and $129.5 million for the three and nine months ended September 30, 2017, respectively.

The amortization expense for intangible assets for the remainder of 2018 and the annual expense for the next five years and thereafter is expected to be as follows (in thousands):

Remainder of 2018	$42,591
2019	168,473
2020	160,708
2021	154,745
2022	152,006
2023	150,007
Thereafter	1,288,745
$2,117,275

A roll-forward of goodwill for the nine months ended September 30, 2018 consisted of the following (in thousands):

Balance at December 31, 2017	$2,737,671
Acquisition	131,583
Currency translation adjustments	(24,125)
Balance at September 30, 2018	$2,845,129

Annual Goodwill Impairment Test

A substantial portion of the Company's intangibles and goodwill relates to the acquisitions of OpenTable in July 2014 and KAYAK in May 2013. As of September 30, 2018, the Company performed its annual goodwill impairment testing and concluded that there was no impairment of goodwill. Other than OpenTable, the fair values of the Company's reporting units substantially exceeded their respective carrying values as of September 30, 2018. In addition, at September 30, 2018, the Company did not identify any impairment indicator for the Company's other long-lived assets.

The Company estimated OpenTable’s fair value using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approaches (EBITDA multiples of comparable publicly-traded companies and precedent transactions). At September 30, 2018, OpenTable's estimated fair value was approximately 13% higher than its carrying value, therefore there was no impairment to OpenTable's goodwill.

Acquisition

In April 2018, the Company paid $139.4 million, net of cash acquired, and issued shares of the Company's common stock in the amount of $110.4 million in connection with an acquisition of a local activities and experiences booking software provider. In respect to the shares issued, as shown in the supplemental disclosure in the Unaudited Consolidated Statement of Cash Flows, $59.7 million relates to purchase price consideration and $50.7 million relates to shares restricted for trading purposes until the required post-acquisition services are completed by certain employees. At September 30, 2018, the Company's Unaudited Consolidated Balance Sheet includes approximately $17 million in "Prepaid expenses and other current assets" and approximately $27 million in "Other assets" related to this deferred compensation charge associated with these restricted shares. The purchase price allocation was completed as of September 30, 2018.

8.                                      DEBT

Short-term Borrowing

On September 30, 2018, the Company had a bank overdraft of $3.9 million, which was reported in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet at September 30, 2018 and was repaid in October 2018.

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

The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility would be used for working capital and general corporate purposes, which could include acquisitions, share repurchases or debt repayments. There were no borrowings outstanding and $4.7 million and $3.8 million of letters of credit issued under the facility, respectively, at September 30, 2018 and December 31, 2017.

Outstanding Debt

Outstanding debt at September 30, 2018 consisted of the following (in thousands):

September 30, 2018	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Long-term debt:
0.35% Convertible Senior Notes due June 2020	$999,950	$(45,225)	$954,725
0.9% Convertible Senior Notes due September 2021	1,000,000	(66,841)	933,159
0.8% (€1 Billion) Senior Notes due March 2022	1,161,500	(5,073)	1,156,427
2.15% (€750 Million) Senior Notes due November 2022	871,125	(3,927)	867,198
2.75% Senior Notes due March 2023	500,000	(2,747)	497,253
2.375% (€1 Billion) Senior Notes due September 2024	1,161,500	(10,709)	1,150,791
3.65% Senior Notes due March 2025	500,000	(2,959)	497,041
3.6% Senior Notes due June 2026	1,000,000	(6,250)	993,750
1.8% (€1 Billion) Senior Notes due March 2027	1,161,500	(4,709)	1,156,791
3.55% Senior Notes due March 2028	500,000	(3,234)	496,766
Total long-term debt	$8,855,575	$(151,674)	$8,703,901

Outstanding debt at December 31, 2017 consisted of the following (in thousands):

December 31, 2017	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Short-term debt:
1.0% Convertible Senior Notes due March 2018	$714,304	$(3,394)	$710,910
Long-term debt:
0.35% Convertible Senior Notes due June 2020	$1,000,000	$(64,825)	$935,175
0.9% Convertible Senior Notes due September 2021	1,000,000	(83,272)	916,728
0.8% (€1 Billion) Senior Notes due March 2022	1,200,800	(6,238)	1,194,562
2.15% (€750 Million) Senior Notes due November 2022	900,600	(4,683)	895,917
2.75% Senior Notes due March 2023	500,000	(3,203)	496,797
2.375% (€1 Billion) Senior Notes due September 2024	1,200,800	(12,240)	1,188,560
3.65% Senior Notes due March 2025	500,000	(3,290)	496,710
3.6% Senior Notes due June 2026	1,000,000	(6,840)	993,160
1.8% (€1 Billion) Senior Notes due March 2027	1,200,800	(5,136)	1,195,664
3.55% Senior Notes due March 2028	500,000	(3,485)	496,515
Total long-term debt	$9,003,000	$(193,212)	$8,809,788

Based on the closing price of the Company's common stock for the prescribed measurement period for three months ended September 30, 2018 and December 31, 2017, the contingent conversion thresholds on the 2020 Notes (as defined below) and 2021 Notes (as defined below) were not exceeded, therefore, these notes were not convertible at the option of the holder and were reported as non-current liabilities in the Unaudited Consolidated Balance Sheets.

The 2020 Notes were convertible at the option of the holders at March 31 and June 30, 2018 as the contingent conversion threshold was exceeded. Therefore, the Company reported the carrying value of the 2020 Notes as a current liability and reclassified the unamortized debt discount from additional paid-in-capital to convertible debt in mezzanine in the Company's Unaudited Consolidated Balance Sheets at March 31 and June 30, 2018. As the 2020 Notes were not convertible at September 30, 2018, the Company reclassified the unamortized debt discount in the amount of $45.6 million from convertible debt in mezzanine to additional paid-in-capital in the Company's Unaudited Consolidated Balance Sheet at September 30, 2018.

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

Fair Value of Debt

At September 30, 2018 and December 31, 2017, the estimated fair value of the outstanding Senior Notes was approximately $9.6 billion and $11.1 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period. A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the Convertible Senior Notes.

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

Description of Senior Convertible Notes

In August 2014, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due September 15, 2021, with an interest rate of 0.9% (the "2021 Notes"). The Company paid $11.0 million in debt issuance costs during the year ended December 31, 2014 related to this offering. The 2021 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $2,055.50 per share. The 2021 Notes are convertible, at the option of the holder, prior to September 15, 2021, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2021 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2021 Notes in an aggregate value ranging from $0 to approximately $375 million depending upon the date of the transaction and the then current stock price of the Company. As of June 15, 2021, holders will have the right to convert all or any portion of the 2021 Notes, regardless of the Company's stock price. The 2021 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2021 Notes for cash in certain circumstances. Interest on the 2021 Notes is payable on March 15 and September 15 of each year.

In May 2013, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due June 15, 2020, with an interest rate of 0.35% (the "2020 Notes"). The 2020 Notes were issued with an initial discount of $20.0 million. The Company paid $1.0 million in debt issuance costs during the year ended December 31, 2013 related to this offering. The 2020 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $1,315.10 per share. The 2020 Notes are convertible, at the option of the holder, prior to June 15, 2020, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2020 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2020 Notes in an aggregate value ranging from $0 to approximately $397 million depending upon the date of the transaction and the then current stock price of the Company. As of March 15, 2020, holders will have the right to convert all or any portion of the 2020 Notes, regardless of the Company's stock price. The 2020 Notes may not be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the 2020 Notes for cash in certain circumstances. Interest on the 2020 Notes is payable on June 15 and December 15 of each year.

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

For the three months ended September 30, 2018 and 2017, the Company recognized interest expense of $15.2 million and $23.4 million, respectively, related to convertible notes, which was comprised of $3.1 million and $5.4 million, respectively, related to the contractual coupon interest, $11.8 million and $16.9 million, respectively, related to the amortization of debt discount and $0.3 million and $1.1 million, respectively, related to the amortization of debt issuance costs. For the three months ended September 30, 2018 and 2017, included in the amortization of debt discount mentioned above was $0.7 million and $0.8 million, respectively, of original issuance discount related to the 2020 Notes. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt. The weighted-average effective interest rates for the three months ended September 30, 2018 and 2017 are 3.2% and 3.4%, respectively.

For the nine months ended September 30, 2018 and 2017, the Company recognized interest expense of $50.2 million and $71.4 million, respectively, related to convertible notes, which was comprised of $10.8 million and $16.4 million, respectively, related to the contractual coupon interest, $37.9 million and $51.4 million, respectively, related to the amortization of debt discount and $1.5 million and $3.6 million respectively, related to the amortization of debt issuance costs. For the nine months ended September 30, 2018 and 2017, included in the amortization of debt discount mentioned above was $2.2 million of original issuance discount related to the 2020 Notes. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt. The weighted-average effective interest rates for the nine months ended September 30, 2018 and 2017 are 3.2% and 3.4%, respectively.

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

For the three months ended September 30, 2018 and 2017, the Company recognized interest expense of $42.3 million and $38.5 million, respectively, related to other long-term debt, which was almost entirely comprised of $40.6 million and $36.9 million, respectively, related to the contractual coupon interest. The remaining interest expense relates to the amortization of debt discount and debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt.

For the nine months ended September 30, 2018 and 2017, the Company recognized interest expense of $128.4 million and $102.2 million, respectively, related to other long-term debt, which was principally comprised of $123.3 million and $98.1 million, respectively, related to the contractual coupon interest. The remaining interest expense relates to the amortization of debt discount and debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt.

In March 2016, the Company received a ten-year loan from the State of Connecticut in the amount of $2.5 million with an interest rate of 1% in connection with the construction of office space in Connecticut.  In 2017, $1.0 million of the loan was forgiven as a result of meeting certain employment and salary conditions. The remaining balance of the loan will be forgiven in 2019 if additional employment and salary conditions are met. At September 30, 2018 and December 31, 2017, the loan in the amount of $1.5 million is reported in "Other long-term liabilities" in the Unaudited Consolidated Balance Sheets.

9.                                      TREASURY STOCK

At December 31, 2017, the Company had a total remaining authorization of $2.4 billion to repurchase its common stock related to programs authorized by the Company's Board of Directors in 2016 and 2017 for $3.0 billion and $2.0 billion, respectively. In the first quarter of 2018, the Company's Board of Directors authorized an additional program to repurchase up to $8.0 billion of the Company's common stock. At September 30, 2018, the Company had a remaining authorization of $6.4 billion to repurchase its common stock. The Company may make repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any repurchase of common stock and the amount of common stock repurchased will be determined at the Company's discretion. Additionally, the Board of Directors has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

In the three months ended September 30, 2018, the Company repurchased a total of 1,149,324 shares of its common stock in the open market for an aggregate cost of $2.2 billion, which included 1,145,120 shares for $2.2 billion acquired through its general repurchase programs and 4,204 shares for $8.5 million withheld to satisfy employee withholding tax obligations related to stock-based compensation. In the nine months ended September 30, 2018, the Company repurchased a total of 2,095,017 shares of its common stock in the open market for an aggregate cost of $4.2 billion, which included 2,019,106 shares for $4.0 billion acquired through its general repurchase programs and 75,911 shares for $154.8 million withheld to satisfy employee withholding tax obligations related to stock-based compensation.

In the three months ended September 30, 2017, the Company repurchased a total of 319,488 shares of its common stock in the open market for an aggregate cost of $586.5 million, which included 316,016 shares for $580.0 million acquired through its general repurchase programs and 3,472 shares for $6.5 million withheld to satisfy employee withholding tax obligations related to stock-based compensation. In the nine months ended September 30, 2017, the Company repurchased a total of 632,006 shares of its common stock in the open market for an aggregate cost of $1.1 billion, which included 577,568 shares for $1.0 billion acquired through its general repurchase programs and 54,438 shares for $95.1 million withheld to satisfy employee withholding tax obligations related to stock-based compensation.

In the three months ended September 30, 2018, stock repurchases in September 2018 of 51,240 shares for an aggregate cost of $101.3 million were settled in October 2018. In the three months ended December 31, 2017, stock repurchases in December 2017 of 18,217 shares for an aggregate cost of $32.0 million were settled in January 2018.

The Company remitted employee withholding taxes of $8.9 million and $153.9 million for the three and nine months ended September 30, 2018, respectively, and $9.0 million and $95.5 million for the three and nine months ended September 30, 2017, respectively, to the tax authorities, which is different from the aggregate cost of the shares withheld for taxes for each period due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Unaudited Consolidated Statements of Cash Flows.

At September 30, 2018, there were 16,311,836 shares of the Company's common stock held in treasury.

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

The Company's effective tax rate for the three and nine months ended September 30, 2018 was 21.1% and 20.2%, respectively, compared to 16.8% and 16.2% for the three and nine months ended September 30, 2017, respectively. The

Company's 2018 effective tax rates differ from the 2018 U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below) and current year excess tax benefits recognized from the vesting of equity awards, partially offset by the effect of higher international tax rates and U.S. federal and state tax associated with the Company's current year international earnings, resulting from the introduction of the Tax Act, as well as certain nondeductible expenses. The Company's 2017 effective tax rates differ from the 2017 U.S. federal statutory tax rate of 35%, primarily as a result of lower international tax rates and current year excess tax benefits recognized from the vesting of equity awards, partially offset by certain nondeductible expenses.

The Company's effective tax rates were higher for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, primarily as a result of U.S. federal and state tax associated with the Company's current year international earnings, resulting from the introduction of the Tax Act, and the increase in the Netherlands Innovation Box Tax rate from 5% to 7% as discussed below.

During the three and nine months ended September 30, 2018 and 2017, a substantial majority of the Company's income was generated in the Netherlands. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 7% ("Innovation Box Tax") for periods beginning on or after January 1, 2018 rather than the Dutch statutory rate of 25%. Previously, the Innovation Box Tax rate had been 5%. A portion of Booking.com's earnings during the three and nine months ended September 30, 2018 and 2017 qualified for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those periods.

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

At September 30, 2018, the Company had not completed its accounting for the tax effects of the Tax Act that were recorded as provisional during the year ended December 31, 2017 in accordance with Staff Accounting Bulletin No. 118 ("SAB 118"). The Company is continuing to analyze its accumulated unremitted international earnings, the majority of which will be generated by entities with a tax year that ends subsequent to September 30, 2018, that are subject to the U.S. federal deemed repatriation tax. This analysis includes a review of income tax returns, some of which are not yet due. The Company expects to complete its accounting within the measurement period. The Company’s final accounting for the tax effects of the Tax Act may materially differ from the provisional amounts recorded during the year ended December 31, 2017 as a result of regulatory guidance that may be issued and changes in our assumptions and interpretations based on this guidance.

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

11.                                      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The table below provides the balances for each classification of accumulated other comprehensive income (loss) at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Foreign currency translation adjustments, net of tax (1)	$(106,638)	$(15,700)

Net unrealized gains on marketable securities, net of tax:
Net unrealized gains on marketable equity securities, net of tax (2)	—	241,088
Net unrealized (losses) gains on marketable debt securities, net of tax (3)	(127,168)	11,594

Accumulated other comprehensive income (loss)	$(233,806)	$236,982

(1) Foreign currency translation adjustments, net of tax, at September 30, 2018 and December 31, 2017, include accumulated net losses from fair value adjustments of $35.0 million after tax ($52.6 million before tax) associated with previously settled derivatives that were designated as net investment hedges.

Foreign currency translation adjustments, net of tax, include foreign currency transaction losses of $79.4 million after tax ($89.5 million before tax) and $190.4 million after tax ($237.2 million before tax) at September 30, 2018 and December 31, 2017, respectively, associated with the Company's Euro-denominated debt. The Company's Euro-denominated debt is designated as a hedge against the impact of currency fluctuations on its Euro-denominated net assets (see Note 8).

The remaining balance in foreign currency translation adjustments relates to the cumulative impacts of currency fluctuations on the Company's non-U.S. Dollar denominated net assets. During the three and nine months ended September 30, 2018, the Company recorded deferred tax benefits of $5.7 million and $16.2 million, respectively, related to its one-time deemed repatriation tax liability recorded at December 31, 2017 and current year foreign earnings subject to U.S. federal and state income tax, resulting from the introduction of the Tax Act. Prior to January 1, 2018, foreign currency translation adjustments excluded U.S. federal and state income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States.

(2)       Net unrealized gains on marketable equity securities, net of tax, at December 31, 2017 related to changes in the fair value of the Company's investment in Ctrip equity securities (see Note 5). Net unrealized gains before tax on equity securities at December 31, 2017 were $298.7 million, of which unrealized gains of $319.9 million were not subject to income tax in the Netherlands. Unrealized losses of $21.2 million were taxable at a 25% tax rate in the Netherlands, which resulted in a tax benefit of $5.3 million at December 31, 2017. The Company also recorded U.S. tax charges of $62.9 million at December 31, 2017 related to these investments. Changes in fair value subsequent to January 1, 2018 are recognized in net income (see Note 1).

(3) Net unrealized losses before tax on marketable debt securities of $223.8 million and $85.3 million at September 30, 2018 and December 31, 2017, respectively, were not subject to income tax in the Netherlands. Unrealized gains before tax of $129.3 million and $129.8 million at September 30, 2018 and December 31, 2017, respectively, were taxable at a 25% tax rate in the Netherlands, resulting in tax charges of $32.2 million and $32.4 million, respectively. The Company also recorded U.S. tax charges of $0.2 million and $0.5 million at September 30, 2018 and December 31, 2017, respectively, related to these investments. The remaining net unrealized losses on marketable debt securities and related tax benefit at September 30, 2018 were associated with marketable debt securities held by a U.S. subsidiary.

12.                                      COMMITMENTS AND CONTINGENCIES

Competition Reviews

At times, the online travel industry is the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. The Company is or has been involved in investigations related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates that are at least as low as those offered to other OTCs or through the accommodation provider's website. Some investigations relate to other issues such as reservation and cancellation clauses, commission payments, consumer protection issues and pricing behavior. For instance, on September 8, 2017, the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland.

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

A working group of ten European NCAs (France, Germany, Belgium, Hungary, Ireland, Italy, the Netherlands, Czech Republic, the United Kingdom and Sweden) was established by the European Commission in December 2015 to monitor the effects of the narrow price parity clause in Europe. This working group (the "ECN Working Group") issued questionnaires during 2016 to OTCs, including Booking.com and Expedia, online price comparison sites (or "meta-search" sites) and hotels about the narrow price parity agreement. On April 6, 2017, the ECN Working Group published the results of this monitoring exercise. The report indicated that the replacement of the "wide" price parity agreement with the narrow price parity agreement generally improved conditions for competition. Although neither the European Commission nor any of the participating NCAs has opened a new investigation following the publication of the report, the ECN Working Group decided to keep the sector under review and re-assess the competitive situation in due course. The Company is unable to predict whether further action in Europe will be taken as a result of the ECN Working Group's ongoing review.

A number of European countries have adopted legislation making price parity agreements illegal, and it is possible other countries may adopt similar legislation in the future. For example, in August 2015, French legislation known as the "Macron Law" became effective. Among other things, the Macron Law makes price parity agreements illegal, including the narrow price parity agreements agreed to by the French NCA in April 2015. Legislation prohibiting narrow price parity agreements became effective in Austria on December 31, 2016, in Italy on August 29, 2017 and in Belgium on July 19, 2018. A motion calling on the Swiss government to introduce legislation prohibiting the narrow price parity clause was approved by the Swiss Parliament on September 18, 2017.

The Company is unable to predict how any current or future parity-related investigations may be resolved or the long-term impact of parity-related investigations, litigation or legislation on the Company's business. More immediate results could include the imposition of fines or a requirement to remove parity clauses from the Company's contracts in the relevant jurisdiction.

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

Competition-related investigations, legislation or issues could also give rise to private litigation. For example, Booking.com is involved in private litigation in Sweden related to its narrow price parity provisions. In July 2018, the Swedish Patent and Market Court determined that the narrow price parity clause had to be removed from Booking.com's agreements with hotels in Sweden. Booking.com is appealing the court's decision. We are unable to predict how this litigation will ultimately be resolved, or whether it will impact Booking.com's business in Sweden.

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

As a result of an internal review of tax policies and positions at one of the Company's smaller subsidiaries, the Company identified an issue related to the application of certain non-income-based tax laws to that subsidiary's business. In the third quarter of 2018, the Company accrued related travel transaction taxes of approximately $29 million, based on the Company's current estimate of the probable tax owed related to prior periods, including applicable interest and penalties, and included this expense in "General and administrative" expense in the Unaudited Consolidated Statements of Operations. The internal review is ongoing and the Company currently estimates that the reasonably possible loss related to this matter in excess of the amount accrued is approximately $20 million.

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
Other Matters

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

Contingent Consideration for Business Acquisition

At September 30, 2018 and December 31, 2017, the Company's Unaudited Consolidated Balance Sheets included a liability of $17.1 million and $9.2 million, respectively, for estimated contingent payments for a business acquisition in 2015. As of September 30, 2018, based on current forecasts, the estimated fair value of the liability increased by $7.9 million and the associated expense was included in "General and administrative" expense in the Company's Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2018. The fair value of the liability, which is considered a "Level 3" fair value measurement (see Note 6), was based upon probability-weighted average payments for specific performance factors from the acquisition date through the performance period which ends on March 31, 2019. The range of undiscounted outcomes for the estimated contingent payments is $0 to approximately $90 million.

Building Construction

In September 2016, the Company signed a turnkey agreement for approximately 270 million Euros to construct an office building for Booking.com’s headquarters in the Netherlands. Upon signing this agreement, the Company paid approximately 48 million Euros to the developer, which included approximately 43 million Euros for the acquired land-use rights and approximately 5 million Euros for the building construction. The land-use rights are included in "Other assets" and the building construction-in-progress is included in "Property and equipment, net" in the Unaudited Consolidated Balance Sheets. The remaining 222 million Euro obligation related to the turnkey agreement principally relates to the building construction cost. During the nine months ended September 30, 2018, the Company paid 61 million Euros related to its obligation under the turnkey agreement and has a 161 million Euro obligation remaining as of September 30, 2018, which will be paid periodically until early 2021 when the Company anticipates construction will be complete.
In addition to the turnkey agreement, the Company is obligated to pay approximately 78 million Euros over the term of the acquired land lease, which expires in 2065. No payments have been made as of September 30, 2018 related to the land lease. The land-use rights and land lease are recognized as rent expense on a straight-line basis over the lease term and are recognized in "General and administrative" expense in the Unaudited Consolidated Statements of Operations.
In addition to the turnkey agreement and land lease, the Company will also make additional capital expenditures to fit out and furnish the office space.

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

•	agoda - a leading accommodation reservation service catering primarily to consumers in the Asia-Pacific region.

•	Rentalcars.com - a leading worldwide rental car reservation service (which began operating as part of Booking.com on January 1, 2018).

•
OpenTable - a leading provider of restaurant reservation and information services to consumers and restaurant reservation management and customer acquisition services to restaurants (which began operating as part of KAYAK on July 1, 2018).

Results for KAYAK include the Momondo Group since it was acquired in July 2017. We refer to our company and all of our subsidiaries and brands collectively as "Booking Holdings," the "Company," "we," "our" or "us."

Our business is driven primarily by international results, which consist of the results of Booking.com, Rentalcars.com and agoda and the international businesses of KAYAK and OpenTable. This classification is independent of where the consumer resides, where the consumer is physically located while using our services or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com at a hotel in New York by a consumer in the United States is part of our international results. During the year ended December 31, 2017, our international business (the substantial majority of which is generated by Booking.com) represented approximately 89% of our consolidated gross profit.

We derive substantially all of our revenue from the following sources:

•	Commissions earned from facilitating reservations of accommodations, rental cars and other travel services on an agency basis;

•
Transaction net revenues and travel reservation commissions on a merchant basis and customer processing fees from our accommodation, rental car, airline ticket, attractions and in-stay services and vacation package reservation services;

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

•
Ancillary revenues including travel insurance-related revenues, credit card processing rebates, global distribution system ("GDS") reservation booking fees and customer processing fees, in each case related to certain of our travel services.

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

Our growth has primarily been generated by our worldwide accommodation reservation service brand, Booking.com, which is our most significant brand, and has been due, in part, to the availability of a large and growing number of instantly bookable properties through Booking.com. Booking.com included approximately 2,065,000 properties on its website at September 30, 2018, consisting of approximately 430,000 hotels, motels and resorts and approximately 1,635,000 homes, apartments and other unique places to stay, compared to approximately 1,475,000 properties (including approximately 385,000 hotels, motels and resorts and approximately 1,090,000 homes, apartments, and other unique places to stay) at September 30, 2017. Booking.com categorizes properties listed on its website as either (a) hotels, motels and resorts, which groups together more traditional accommodation types (including hostels and inns), or (b) homes, apartments and other unique places to stay, also referred to as alternative accommodations, which encompasses all other types of accommodations, including bed and breakfasts, apart-hotels, villas and beyond.

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

As part of our strategy to increase the number and variety of accommodations available on Booking.com, Booking.com is increasingly processing transactions on a merchant basis where it receives payments on behalf of customers. This allows Booking.com to process transactions for properties that do not accept credit cards and to increase its ability to offer secure and flexible transaction terms to consumers, such as the form and timing of payment. We believe that adding these types of properties and service offerings will benefit our customers and our gross bookings, room night and earnings growth rates. However, this results in additional expenses for personnel, payment processing, customer chargebacks and other expenses related to these transactions, which are recorded in "Personnel" and "Sales and other expenses" in our Unaudited Statements of Operations, as well as associated incremental revenues in the form of credit card rebates, for example, which are recorded in "Merchant revenues." As this business continues to grow, we may experience a significant increase in these expenses that may not be fully offset by an increase in associated incremental revenues, which would negatively impact our operating margins.

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
As noted earlier, our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in currency exchange rates as the financial results and the financial condition of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. As a result, both the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars are affected by currency exchange rate changes. Our foreign-currency-denominated gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars are lower for the three months ended September 30, 2018 in each case than they would have been had foreign exchange rates remained where they were in the corresponding period in 2017. Conversely, each of these items, except for net income due to seasonality, as expressed in U.S. Dollars are higher for the nine months ended September 30, 2018 than they would have been had foreign exchange rates remained where they were in the corresponding period in 2017.  For example, total revenues in 2018 compared to gross profit in 2017 from our international operations grew 11.0% and 17.5% for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017, but, without the impact of changes in currency exchange rates, grew year-over-year on a constant-currency basis by approximately 14% and 15%, respectively. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated long-term debt, and accrued interest thereon, provide a hedge against the impact of currency exchange rate fluctuations on the net assets of certain of our Euro functional currency subsidiaries (see Note 6 to our Unaudited Consolidated Financial Statements). For more information, see Part II Item 1A Risk Factors - "We are exposed to fluctuations in currency exchange rates."
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

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Both our performance and brand marketing expenses have increased significantly in recent years, and we expect our performance and brand marketing expenses to continue to increase. For the nine months ended September 30, 2018 and 2017, our total performance marketing expense was approximately $3.6 billion and $3.4 billion, respectively, primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our websites. Growth of some of these channels has slowed. We also invested approximately $385 million and $337 million in brand marketing for the nine months ended September 30, 2018 and 2017, respectively, primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook), online display advertising and other brand marketing. We intend to continue a strategy of promoting brand awareness through both online and offline marketing efforts, including by expanding brand campaigns into additional markets, which may significantly increase our brand marketing expenses. We have observed increased brand marketing by OTCs, meta-search services and travel service providers, which may make our brand marketing efforts more expensive and less effective.

Performance marketing efficiency, expressed as performance marketing expense as a percentage of total revenues in 2018 or as a percentage of gross profit in 2017, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs per click and reduce our performance marketing efficiency. In recent years, we experienced significant increases in our cancellation rates, which negatively affected our marketing efficiency and results of operations. More recently our cancellation rates have decreased, which has benefited our marketing efficiency and results of operations. We believe that many factors influence cancellation rates, and it is uncertain whether future cancellation rates will continue to decrease, stabilize or continue their prior trend of generally increasing over time. Further, cancellation rates could vary period to period without following a discernible trend. Changes by Google in how it presents travel search results, including by placing its own offerings at or near the top of search results, or the manner in which it conducts the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites. Similarly, changes by our other search and meta-search partners in how they present travel search results or the manner in which they conduct the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites.

We have observed a long-term trend of decreasing performance marketing returns on investment ("ROIs"), a trend we expect to continue, though the rate of decrease may fluctuate and there may be periods of stable or increasing ROIs from time to time. In addition, we may from time to time, as we did over the past five quarters, pursue a strategy of improving our performance marketing ROIs, which could negatively impact growth and positively impact performance marketing efficiency and profitability. When evaluating our performance marketing spend, we consider several factors for each channel, such as the customer experience on the advertising platform, the incrementality of the traffic we receive and the anticipated repeat rate from a particular platform, as well as other factors. The amount of business we obtain through each performance marketing channel is impacted by numerous factors, including bidding decisions by us and our competitors (including decisions to optimize performance marketing ROIs) and the marketing efforts and success of those channels to attract consumers and generate demand. See Part II Item 1A Risk Factors - "We rely on performance and brand marketing channels to generate a significant amount of traffic to our websites and grow our business." and "Our business could be negatively affected by changes in internet search engine algorithms and dynamics or traffic-generating arrangements."

We estimate our effective tax rate for 2018 to be approximately 18-21%, which represents our best estimate of our tax expense including the impact of the U.S. Tax Cuts and Jobs Act (the "Tax Act"), estimated U.S. state income taxes and international withholding taxes on our international earnings, and an increase in the Innovation Box Tax rate in the Netherlands from 5% to 7%.  The provisions of the Tax Act are broad and complex, and further interpretation and clarification of the Tax Act is expected from U.S. tax authorities.  As a result, our estimate is based on our current understanding and could change as more information becomes available.  See Part I Item 1A Risk Factors - "We may have exposure to additional tax liabilities." and "We may not be able to maintain our 'Innovation Box Tax' benefit."

Many national governments have conducted or are conducting investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. Some countries have adopted or proposed legislation that could also affect business practices within the online travel industry. For example, France and Italy, among others, have adopted legislation making price parity agreements illegal and similar legislation is under consideration in other countries. Also, a number of governments are investigating or conducting information-gathering exercises in respect of compliance by OTCs with consumer protection laws, including practices related to the display of search results and search ranking algorithms, claims regarding discounts, disclosure of charges and availability, and similar messaging. For more information on these investigations and their potential effects on our business, see Note 12 to our Unaudited Consolidated Financial Statements and Part II Item 1A Risk Factors - "As the size of our business grows, we may become increasingly subject to the scrutiny of anti-trust, competition and consumer protection regulators." In addition to the price parity and consumer protection investigations, from time to time national competition authorities, other governmental agencies, trade associations and private parties take legal actions, including commencing legal proceedings, that may affect our operations.  For example, in March 2017, in connection with a lawsuit begun in 2015 by the Association of Turkish Travel Agencies claiming that Booking.com is required to meet certain registration requirements in Turkey, a Turkish court ordered Booking.com to suspend offering Turkish hotels and accommodations to Turkish residents.  Although Booking.com is appealing the order and believes it to be without basis, this order has had a negative impact on the Company's growth and results of operations, and is expected to continue to negatively impact the Company's results of operations. In general, increased regulatory focus on online businesses, including online travel businesses like ours, could result in increased compliance costs or otherwise adversely affect our business.

Seasonality

A meaningful amount of our gross bookings is generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. However, historically we generally have not recognized revenue from these bookings until the travel is completed (at "check-out") or for periods beginning after December 31, 2017 when the travel begins (at "check-in"), which, in either case, can be in a quarter other than when the reservation is booked. In contrast, we expense the substantial majority of our marketing activities as the expense is incurred, which, in the case of performance marketing in particular, is typically in the quarter in which associated reservations are booked. As a result of this potential timing difference between when we record marketing expense and when we recognize associated revenue, we experience our highest levels of profitability in the third quarter of the year, which is when we experience the highest levels of accommodation check-ins for the year for our European and North American businesses. The first quarter of the year is typically our lowest level of profitability and may experience additional volatility in earnings growth rates due to these seasonal timing factors. For our Asia-Pacific business, we experience the highest levels of accommodation bookings in the third and fourth quarters of the year, and the highest levels of accommodation check-ins in the fourth quarter. As the relative growth rates for our businesses fluctuate, the quarterly distribution of our operating results may vary.

In recent years, we experienced an expansion of the booking window (the average time between the making of a travel reservation and the travel), which impacts the relationship between our gross bookings (recognized at the time of booking) and our revenues (recognized at the time of check-out or, for periods beginning after December 31, 2017, at the time of check-in).  More recently we have seen a contraction of the booking window. Future changes in the booking window will affect the degree to which our gross bookings and revenues occur in the same period and, as a result, whether our gross bookings growth rates and revenue growth rates converge or diverge.

Upon adoption of the current revenue standard, for periods beginning after December 31, 2017, the timing of revenue recognition for travel reservation services changed. For example, revenue for accommodation reservation services, which was primarily recognized at check-out under the previous revenue standard, changed to be recognized at check-in under the new revenue standard. We estimate that total revenues recognized at check-in for the fourth quarter of 2018 would be reduced by slightly less than 5% if recognized at check-out, which was how revenues were recognized in the fourth quarter of 2017.

In addition, the date on which certain holidays fall can have an impact on our quarterly results. For example, in 2017, our second quarter year-over-year growth rates in revenue, gross profit, operating income and operating margins were positively impacted by Easter falling in the second quarter instead of the first quarter, as it did in 2016. Conversely, our first quarter 2017 year-over-year growth rates in revenue, gross profit, operating income and operating margins were adversely impacted by Easter falling in the second quarter instead of the first quarter, as it did in 2016. Similar to 2017, in 2018 Easter fell in the second quarter instead of the first quarter. However, because Easter was on April 1, 2018 and a meaningful amount of Easter travel commenced in the week leading up to Easter (i.e., during the first quarter), Easter had a positive effect on our first quarter 2018 year-over-year growth rates and had a negative effect on our second quarter 2018 year-over-year growth rates due to the change in our revenue recognition policy from "check-out" to "check-in." In 2019, Easter will be on April 21, and the associated Easter-related travel will generally begin in the second quarter of 2019. As a result, the shift in timing of Easter relative to 2018 will have a negative effect on our year-over-year growth rates in the first quarter of 2019 and a positive effect on our year-over-year growth rates in the second quarter of 2019. The timing of other holidays such as Ramadan can also impact our quarterly year-over-year growth rates.

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

We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve long-term operating results, even if those expenditures create pressure on operating margins. We have experienced pressure on operating margins as we prioritize initiatives that drive growth. We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, acquisitions. As the overall size of our business has grown, the competitive pressure to innovate will encompass a wider range of services and technologies, including services and technologies that may be outside of our historical core business, and our ability to keep pace may slow. Potential competitors, such as emerging start-ups, may be able to innovate and focus on developing a particularly new product or service faster than we can or may foresee consumer need for new services or technologies before us. Some of our larger competitors or potential competitors have more resources or more established or diversified relationships with consumers than we do, and they could use these advantages in ways that could affect our competitive position, including by making acquisitions, entering or investing in travel reservation businesses, investing in research and development, and competing aggressively for highly-skilled employees. For example, because consumers often utilize other online services more frequently than online travel services, a competitor or potential competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost-effectively acquire customers for its online travel services than we can. Our goal is to grow revenue and achieve healthy operating margins in an effort to maintain profitability. The uncertain and highly competitive environment in which we operate makes the prediction of future results of operations difficult, and accordingly, we may not be able to sustain revenue growth and profitability.

Critical Accounting Policies and Estimates for Valuation of Goodwill and Other Long-Lived Assets

A substantial portion of the Company's intangibles and goodwill relates to the acquisitions of OpenTable in July 2014 and KAYAK in May 2013. As of September 30, 2018, we performed our annual goodwill impairment testing and concluded that there was no impairment of goodwill. Other than OpenTable, the fair values of our reporting units substantially exceeded their respective carrying values as of September 30, 2018. In addition, at September 30, 2018, we did not identify any impairment indicator for our other long-lived assets.

We estimated OpenTable’s fair value using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approaches (EBITDA multiples of comparable publicly-traded companies and precedent transactions). At September 30, 2018, OpenTable's estimated fair value was approximately 13% higher than its carrying value, therefore there was no impairment to OpenTable's goodwill.

Future events and changing market conditions may lead us to re-evaluate the assumptions reflected in the current forecast, including key assumptions regarding OpenTable's expected growth rates and operating margins as well as other key assumptions with respect to matters outside of our control, such as discount rates, currency exchange rates and market EBITDA comparables. If OpenTable does not achieve the results currently expected or if any of the assumptions underlying our estimate of the fair value of the OpenTable business prove to be incorrect, we may need to adjust our forecast for the OpenTable business and recognize a goodwill impairment, which could have a material adverse effect on our results of operations.

Results of Operations
Three and Nine Months Ended September 30, 2018 compared to the Three and Nine Months Ended September 30, 2017

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

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the three and nine months ended September 30, 2018 and 2017 were as follows (numbers may not total due to rounding):

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2018	2017	Change	2018	2017	Change
Agency	$19,024	$18,594	2.3%	$58,689	$54,681	7.3%
Merchant	5,250	3,168	65.7%	14,490	8,564	69.2%
Total	$24,274	$21,762	11.5%	$73,179	$63,245	15.7%

Gross bookings increased by 11.5% and 15.7% for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017 (growth on a constant-currency basis was approximately 14% and 12%, respectively), almost entirely due to growth of 13.4% and 12.9%, respectively, in accommodation room night reservations. Accommodation ADRs on a constant-currency basis were up approximately 1% and relatively unchanged for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017. For the three months ended September 30, 2018, foreign exchange rate fluctuations negatively impacted gross bookings growth in U.S. Dollars, but benefited gross bookings growth in U.S. Dollars for the nine months ended September 30, 2018. We believe that unit growth rates and growth in total gross bookings on a constant-currency basis, which excludes the impact of foreign exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

Agency gross bookings are derived from travel-related transactions where we do not receive payments from travelers for the travel services provided. Agency gross bookings increased by 2.3% and 7.3% for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017, almost entirely due to the growth in gross bookings from agency accommodation room night reservations at Booking.com and agoda.

Merchant gross bookings are derived from services where we receive payments from travelers for the travel services provided. Merchant gross bookings increased by 65.7% and 69.2% for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017, almost entirely due to growth in gross bookings from our merchant accommodation reservation services at Booking.com and agoda.

Accommodation room nights, rental car days and airline tickets reserved through our services for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2018	2017	Change	2018	2017	Change
Room nights	201.3	177.5	13.4%	588.7	521.6	12.9%
Rental car days	19.0	19.0	(0.1)%	58.6	58.3	0.5%
Airline tickets	1.8	1.7	9.2%	5.6	5.3	5.4%

Accommodation room night reservations increased by 13.4% and 12.9% for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017, primarily due to strong execution by our brand teams to add new properties to our accommodation reservation services, invest in performance and brand marketing and provide a continuously improving experience for customers, as well as the overall growth in the travel industry and the ongoing shift from offline to online for travel bookings. The increase for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017, was also positively impacted by a decrease in cancellation rates.

Rental car day reservations decreased by 0.1% for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, due to a decrease in U.S. rental car day reservations, almost entirely offset by an increase in international rental car day reservations. Rental car day reservations increased by 0.5% for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, due to an increase in international rental car day reservations, almost entirely offset by a decrease in U.S. rental car day reservations. On March 26, 2018, priceline discontinued its Name Your Own Price® rental car reservation service.

Airline ticket reservations increased by 9.2% and 5.4% for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017, due to the benefits of priceline's investments in its flight platform and brand marketing.

Revenues

Online travel reservation services

Substantially all of our revenues are generated by providing online travel reservation services, which facilitate online travel purchases between travel service providers and travelers. For periods beginning after December 31, 2017, we recognize revenue for travel reservation services when the travel begins rather than when the travel is completed. For example, once the customer checks in to an accommodation, we record revenues, which are net of sales incentives and expected changes in reservations.

In addition, for periods beginning prior to January 1, 2018, revenues from Name Your Own Price® transactions were presented on a gross basis with the amount remitted to the travel service providers reported as cost of revenues. Under the current revenue standard, Name Your Own Price® revenues are reported on a net basis with the amount remitted to the travel service providers recorded as an offset in merchant revenues. Therefore, for periods beginning after December 31, 2017, we no longer present "Cost of revenues" or "Gross profit" in our Consolidated Statements of Operations. For further information on the adoption of the current revenue standard, see Note 2 to the Unaudited Consolidated Financial Statements.

Revenues from online travel reservation services are classified into two categories:

•
Agency. Agency revenues are derived from travel-related transactions where we do not receive payments from travelers for the travel reservation services provided. Agency revenues consist almost entirely of travel reservation commissions, as well as certain GDS reservation booking fees and certain travel insurance fees. Substantially all of our agency revenue is from Booking.com agency accommodation reservations.

•
Merchant. Merchant revenues are derived from services where we receive payments from travelers for the travel reservation services provided. Merchant revenues include (1) transaction net revenues (i.e., the amount charged to a customer, less the amount charged to us by travel service providers) and travel reservation commissions in connection with (a) the accommodation reservations provided through our merchant accommodation reservation services at Booking.com, agoda and priceline and (b) the reservations provided through our merchant rental car service at Rentalcars.com; (2) ancillary fees, including travel insurance-related revenues, credit card processing rebates and certain GDS reservation booking fees and (3) customer processing fees charged in connection with the merchant accommodation reservation services at priceline and agoda.

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

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2018	2017	Change	2018	2017	Change
Agency revenues	$3,540,874	$3,523,706	0.5%	$8,220,506	$7,641,390	7.6%
Merchant revenues	1,049,661	684,289		2,285,992	1,624,467
Advertising and other revenues	258,555	226,034	14.4%	807,887	612,132	32.0%
Total revenues	$4,849,090	4,434,029		$11,314,385	9,877,989
Cost of revenues		54,181			202,007
Gross profit		$4,379,848			$9,675,982

Agency revenues increased by 0.5% and 7.6% for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017, almost entirely due to growth in agency accommodation room night reservations at Booking.com and agoda.

Merchant revenues for the three and nine months ended September 30, 2018 were $1.0 billion and $2.3 billion, respectively, compared to merchant revenues less cost of revenues of $630.1 million and $1.4 billion for the three and nine months ended September 30, 2017, respectively, resulting in an increase of 66.6% and 60.7%, respectively. Revenue from our merchant accommodation reservation services contributed approximately 91% of the year-over-year increase for both the three and nine months ended September 30, 2018. Booking.com has been expanding its merchant accommodation reservation services to provide greater payment options for both customers and travel service providers.

Advertising and other revenues increased by 14.4% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to (1) growth in our KAYAK business including approximately $42 million in revenue related to the Momondo Group for the three months ended September 30, 2018, compared to approximately $33 million in revenue related to the Momondo Group since its acquisition in July 2017 for the three months ended September 30, 2017; and (2) increased diner reservation volumes at OpenTable. Advertising and other revenues increased by 32.0% for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to (1) the inclusion of approximately $128 million in revenue related to the Momondo Group for the nine months ended September 30, 2018, compared to approximately $33 million in revenue related to the Momondo Group since its acquisition in July 2017 for the nine months ended September 30, 2017; (2) other growth in our KAYAK business; (3) increased diner reservation volumes at OpenTable; and (4) a benefit from the reversal of approximately $27 million related to OpenTable's loyalty program liability in the first quarter of 2018, which resulted from the introduction of a three-year time-based expiration for points earned by diners.

Total revenues of $4.8 billion and $11.3 billion for the three and nine months ended September 30, 2018, respectively, as compared to gross profit of $4.4 billion and $9.7 billion for the three and nine months ended September 30, 2017, respectively, increased by 10.7% and 16.9%, respectively (growth on a constant-currency basis was approximately 13% and 15%, respectively). Revenue from our accommodation reservation services contributed approximately 85% and 83% of the year-over-year increase for the three and nine months ended September 30, 2018, respectively.

Total revenues for the three and nine months ended September 30, 2018 under the current revenue standard, where revenue is recognized when the travel begins (at "check-in"), were approximately 1.2% and 1.1% lower than total revenues for the three and nine months ended September 30, 2018, respectively, if reported under the previous revenue standard, where revenue was recognized when travel was completed (at "check-out") (see Note 2 to our Unaudited Consolidated Financial Statements).  The unfavorable impact of 1.2% and 1.1% on total revenues for the three and nine months ended September 30, 2018, respectively, resulted in an unfavorable impact on the growth rates of approximately one percentage point when comparing total revenues for both the three and nine months ended September 30, 2018 to gross profit for both the three and nine months ended September 30, 2017.

Total revenues as a percentage of gross bookings was 20.0% and 15.5% for the three and nine months ended September 30, 2018, respectively, as compared to gross profit as a percentage of gross bookings of 20.1% and 15.3% for the three and nine months ended September 30, 2017, respectively.

Our international operations accounted for approximately $4.4 billion and $10.1 billion of our total revenues for the three and nine months ended September 30, 2018, respectively, compared to $4.0 billion and $8.6 billion of our gross profit for the three and nine months ended September 30, 2017, respectively. Total revenues in 2018 compared to gross profit in 2017 attributable to our international operations increased by 11.0% and 17.5% for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017 (growth on a constant-currency basis was approximately 14% and 15%, respectively). Total revenues in 2018 compared to gross profit in 2017 attributable to our U.S. businesses increased by 7.7% and 12.5% for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017, due to growth in all of our U.S. businesses. In addition, the adjustment to reverse a portion of OpenTable's loyalty program liability had a favorable impact on total revenues attributable to our U.S. businesses for the nine months ended September 30, 2018 of approximately $27 million.

Operating Expenses

Marketing

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2018	2017	Change	2018	2017	Change
Performance marketing	$1,314,055	$1,231,074	6.7%	$3,562,155	$3,364,589	5.9%
% of Total revenues in 2018 / % of Gross profit in 2017	27.1%	28.1%		31.5%	34.8%

Brand marketing	$160,126	$125,877	27.2%	$385,262	$337,016	14.3%
% of Total revenues in 2018 / % of Gross profit in 2017	3.3%	2.9%		3.4%	3.5%

We rely on performance marketing channels to generate a significant amount of traffic to our websites. Performance marketing expenses consist primarily of the costs of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) other performance-based marketing and incentives. For the three and nine months ended September 30, 2018, performance marketing expenses increased compared to the three and nine months ended September 30, 2017, to generate increased gross bookings and revenue. We adjust our performance marketing spend based on our growth and profitability objectives and the expected performance of our performance marketing channels. Performance marketing as a percentage of total revenues for the three and nine months ended September 30, 2018 decreased compared to the three and nine months ended September 30, 2017 due to increased performance marketing ROIs and changes in the share of traffic by channel. We recognize the substantial majority of our performance marketing expenses as they are incurred, which is typically in the quarter in which the associated reservations are booked. In contrast, we generally do not recognize revenue from these reservations until the travel is completed or, for periods beginning after December 31, 2017, until the travel begins, which can be in a quarter other than when the reservations are booked. In addition, we may from time to time, as we did over the past five quarters, pursue a strategy of improving our performance marketing ROIs, which could negatively impact growth and positively impact performance marketing efficiency and profitability.

Brand marketing expenses consist primarily of television advertising, online video advertising (including the airing of our television advertising online) and online display advertising, as well as other marketing spend such as public relations, trade shows and sponsorships. For the three and nine months ended September 30, 2018, brand marketing expenses increased by 27.2% and 14.3% compared to the three and nine months ended September 30, 2017, respectively, primarily due to increased brand marketing expenses at Booking.com in order to increase brand awareness and grow the number of customers that come directly to the Booking.com website and mobile app.

We have changed the presentation of advertising expenses and sales and marketing expenses in the Consolidated Statements of Operations (see Note 1 to the Unaudited Consolidated Financial Statements).

Sales and Other Expenses

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2018	2017	Change	2018	2017	Change
Sales and other expenses	$242,974	$151,024	60.9%	$612,367	$382,538	60.1%
% of Total revenues in 2018 / % of Gross profit in 2017	5.0%	3.4%		5.4%	4.0%

Sales and other expenses consist primarily of: (1) credit card and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) provisions for customer chargebacks associated with merchant transactions; (4) provisions for bad debt, primarily related to agency accommodation commission receivables; and (5) customer relations costs. For the three and nine months ended September 30, 2018, sales and other expenses, which are substantially variable in nature, increased compared to the three and nine months ended September 30, 2017 due primarily to increased transaction volumes (primarily, increased merchant transaction volumes at Booking.com), higher bad debt expense related to accommodation commission receivables and higher customer chargebacks.

We have changed the presentation of advertising expenses and sales and marketing expenses in the Consolidated Statements of Operations (see Note 1 to the Unaudited Consolidated Financial Statements).

Personnel

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2018	2017	Change	2018	2017	Change
Personnel	$536,735	$483,438	11.0%	$1,557,872	$1,220,176	27.7%
% of Total revenues in 2018 / % of Gross profit in 2017	11.1%	11.0%		13.8%	12.6%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, stock-based compensation, payroll taxes, and employee health and other benefits. Personnel expenses increased during the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, primarily due to increases in aggregate salaries of approximately $39 million and $185 million for the three and nine months ended September 30, 2018, respectively, primarily related to headcount growth to support our businesses. Stock-based compensation was $70.1 million and $216.0 million for the three and nine months ended September 30, 2018, respectively, compared to $66.4 million and $192.2 million for the three and nine months ended September 30, 2017, respectively. Headcount increased, primarily at Booking.com, in the areas of information technology to support various business initiatives, such as alternative accommodations, marketing, payments and in-destination experiences, and customer service to support transaction growth.

General and Administrative

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2018	2017	Change	2018	2017	Change
General and administrative	$183,228	$142,823	28.3%	$504,120	$422,252	19.4%
% of Total revenues in 2018 / % of Gross profit in 2017	3.8%	3.3%		4.5%	4.4%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) personnel-related expenses such as travel, relocation, recruiting and training expenses; and (3) fees for outside professionals, including litigation expenses. General and administrative expenses increased during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, primarily due to an accrual for travel transaction taxes of approximately $29 million related to prior periods recognized in the third quarter of 2018 (see Note 12 to our Unaudited Consolidated Financial Statements), higher occupancy and office expenses associated with increased headcount to support the expansion of our international businesses, as well as the fair value adjustment to the contingent liability related to an acquisition of $7.9 million recognized in the third quarter of 2018. These increases were partially offset by a reversal of previously accrued travel transaction taxes of $6.1 million (including estimated interest and penalties) recorded in the third quarter of 2018 based on a favorable ruling in the State of California.

Information Technology

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2018	2017	Change	2018	2017	Change
Information technology	$57,742	$47,901	20.5%	$177,133	$132,677	33.5%
% of Total revenues in 2018 / % of Gross profit in 2017	1.2%	1.1%		1.6%	1.4%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) data communications and other expenses associated with operating our services; (3) outsourced data center costs; and (4) payments to outside consultants. Information technology expenses increased during the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, due primarily to increased software fees and data center and cloud costs.

Depreciation and Amortization

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2018	2017	Change	2018	2017	Change
Depreciation and amortization	$107,641	$95,910	12.2%	$317,397	$265,212	19.7%
% of Total revenues in 2018 / % of Gross profit in 2017	2.2%	2.2%		2.8%	2.7%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation of computer equipment; (3) depreciation of internally developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. Depreciation and amortization expenses increased during the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, primarily as a result of increased depreciation expenses due to capital expenditures for additional data center capacity and office build-outs to support growth and geographic expansion and increased capitalized software development costs.

Other Income (Expense)

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2018	2017	Change	2018	2017	Change
Interest income	$48,641	$41,483	17.3%	$141,210	$110,296	28.0%
Interest expense	(68,170)	(66,338)	2.8%	(203,242)	(182,997)	11.1%
Net unrealized gains on marketable equity securities	30,858	—	N/A	107,221	—	N/A
Foreign currency transactions and other	(17,072)	(10,101)	69.0%	(40,174)	(21,249)	89.1%
Total	$(5,743)	$(34,956)	(83.6)%	$5,015	$(93,950)	(105.3)%

For the three and nine months ended September 30, 2018, interest income increased, compared to the three and nine months ended September 30, 2017, primarily due to the growing impact of our multi-currency notional cash pooling structure launched in 2017, which enables the Company to aggregate and invest daily operating cash in money market funds. In addition, for the nine months ended September 30, 2018, the increase in interest income, compared to the nine months ended September 30, 2017, was also due to higher yields in cash equivalents and marketable securities. Interest expense increased for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, primarily attributable to our borrowings under our multi-currency notional cash pooling structure and our Senior Notes issued in August 2017, partially offset by the maturity of our 1.0% Convertible Senior Notes in March 2018 (see Note 8 to our Unaudited Consolidated Financial Statements).

Net unrealized gains on marketable equity securities for the three and nine months ended September 30, 2018 are related to our equity investments in Ctrip.com International Ltd. ("Ctrip") and Meituan Dianping. Our investment in Meituan Dianping became classified as marketable equity securities as a result of its initial public offering in September 2018. Pursuant to the adoption of the accounting update on financial instruments in the first quarter of 2018, changes in fair value of marketable equity securities are recognized in net income for periods beginning after December 31, 2017, rather than accumulated other comprehensive income. See Note 1 and Note 5 to our Unaudited Consolidated Financial Statements for further information.

Foreign currency transactions and other includes foreign currency gains or losses on derivative contracts, foreign currency transaction gains or losses, including costs related to foreign currency transactions, net realized gains or losses on investments and other income or expense. Foreign currency transaction losses, including costs related to foreign currency transactions, resulted in foreign currency losses of $16.4 million and $36.8 million for the three and nine months ended September 30, 2018, respectively, and foreign currency losses of $8.4 million and $21.4 million for the three and nine months ended September 30, 2017, respectively.

Income Taxes

	Three Months Ended September 30, (in thousands)			Nine Months Ended September 30, (in thousands)
	2018	2017	Change	2018	2017	Change
Income tax expense	$473,268	$346,454	36.6%	$850,934	$561,349	51.6%
% of Earnings before income taxes	21.1%	16.8%		20.2%	16.2%

Our 2018 effective tax rates differ from the 2018 U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax and current year excess tax benefits recognized from the vesting of equity awards, partially offset by the effect of higher international tax rates and U.S. federal and state tax associated with our current year international earnings, resulting from the introduction of the Tax Act, as well as certain nondeductible expenses. Our 2017 effective tax rates differ from the 2017 U.S. federal statutory tax rate of 35%, primarily as a result of lower international tax rates and current year excess tax benefits recognized from the vesting of equity awards, partially offset by certain nondeductible expenses.

Our effective tax rates were higher for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, primarily as a result of U.S. federal and state tax associated with our current year international earnings, resulting from the introduction of the Tax Act, and the increase in the Netherlands Innovation Box Tax rate from 5% to 7% as disclosed below.

A portion of Booking.com's earnings during the three and nine months ended September 30, 2018 and 2017 qualified for Innovation Box Tax treatment under Dutch tax law, which had a significant beneficial impact on the Company's effective tax rate for those periods. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not "innovative" or for any other reason, would substantially increase our effective tax rate and adversely impact our results of operations. During December 2017, legislation was enacted in the Netherlands that increased the Innovation Box Tax rate from 5% to 7%, effective for tax years beginning after December 31, 2017. See Part II Item 1A Risk Factors - " We may not be able to maintain our 'Innovation Box Tax' benefit."

Liquidity and Capital Resources

At September 30, 2018, we had $16.2 billion in cash, cash equivalents and short-term and long-term investments in marketable securities. Approximately $11.0 billion is held by our international subsidiaries and is denominated primarily in U.S. Dollars and Euros and, to a lesser extent, British Pounds Sterling and other currencies. Cash equivalents and short-term and long-term investments in marketable securities are comprised of U.S. and international corporate bonds, U.S. and international government securities, high-grade commercial paper, U.S. government agency securities, convertible debt securities and American Depositary Shares ("ADSs") of Ctrip, Meituan Dianping equity securities, money market funds, certificates of deposit and time deposits (see Note 6 to the Unaudited Consolidated Financial Statements).

As a result of the Tax Act (see Note 10 to our Unaudited Consolidated Financial Statements), we recorded a provisional transition tax liability of approximately $1.3 billion during the year ended December 31, 2017, inclusive of U.S. federal and state income taxes and international withholding taxes, net of the benefit of utilizing approximately $204 million of U.S. federal net operating loss carryforwards and approximately $46 million of other U.S. tax credit carryforwards. The majority of this liability is U.S. federal income tax and will be paid over eight years. At September 30, 2018, the remaining liability of $1.2 billion includes $1.1 billion in "Long-term U.S. transition tax liability" and approximately $93 million in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet. In accordance with the Tax Act, generally future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes.

In April 2018, we paid $139.4 million, net of cash acquired, and issued shares of our common stock in an amount of $110.4 million in connection with an acquisition of a local activities and experiences booking software provider. In July 2018, we invested $500 million in preferred shares of Didi Chuxing, the leading mobile transportation and ride-hailing platform in China. In October 2018, we invested $200 million in preferred shares of Grab, the leading on-demand transportation and mobile service platform in Southeast Asia.

In July 2018, we signed a definitive agreement to acquire a hotel meta-search company and will pay approximately $140 million in cash in connection with this acquisition. The transaction is expected to close later this year, subject to regulatory approval and other closing conditions.

In June 2015, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. Borrowings under the revolving credit facility will bear interest, at our option, at a rate per annum equal to either (i) the adjusted LIBOR for the interest period in effect for such borrowing plus an applicable margin ranging from 0.875% to 1.50%; or (ii) the greatest of (a) Bank of America, N.A.'s prime lending rate, (b) the federal funds rate plus 0.50%, and (c) an adjusted LIBOR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.00% to 0.50%. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.085% to 0.20%. The revolving credit facility provides for the issuance of up to $70.0 million of letters of credit as well as borrowings of up to $50.0 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. At September 30, 2018, there were no borrowings outstanding and approximately $4.7 million of letters of credit issued under the facility.

For the three months ended March 31, 2018, in connection with the maturity of the remaining outstanding 2018 Notes, we paid $714.3 million to satisfy the aggregate principal amount due and paid an additional $773.2 million in satisfaction of the conversion value in excess of the principal amount.

In the first quarter of 2018, the Board of Directors authorized a program to repurchase up to $8.0 billion of our common stock, in addition to amounts previously authorized. During the nine months ended September 30, 2018, we repurchased 2,095,017 shares of our common stock for an aggregate cost of $4.2 billion. At September 30, 2018, we had a remaining aggregate amount of $6.4 billion authorized by our Board of Directors to repurchase our common stock. We may from time to time make additional repurchases of our common stock, depending on prevailing market conditions, alternate uses of capital and other factors.

In September 2016, we signed a turnkey agreement for approximately 270 million Euros to construct an office building for Booking.com’s headquarters in the Netherlands. Upon signing this agreement, we paid approximately 48 million Euros to the developer, which included approximately 43 million Euros for the acquired land-use rights and approximately 5 million Euros for the building construction. The remaining 222 million Euro obligation related to the turnkey agreement principally relates to the building construction cost. During the nine months ended September 30, 2018, we paid 61 million Euros (approximately $74 million) related to our obligation under the turnkey agreement and have a 161 million Euro obligation remaining as of September 30, 2018, which will be paid periodically until early 2021 when we anticipate construction will be complete. In addition to the turnkey agreement, we are obligated to pay approximately 78 million Euros over the term of the acquired land lease, which expires in 2065. We will also make additional capital expenditures to fit out and furnish the office space. See Note 12 to the Unaudited Consolidated Financial Statements.

Cash Flow Analysis

Net cash provided by operating activities for the nine months ended September 30, 2018 was $4.3 billion, resulting from net income of $3.4 billion, a favorable impact of $571.3 million for non-cash items and a favorable impact of $330.7 million for changes in working capital and other assets and liabilities. For the nine months ended September 30, 2018, prepaid expenses and other current assets increased by $200.7 million, primarily related to an increase in prepayments to travel service providers of approximately $106 million and the remaining balance of prepayments, principally by Booking.com, of Netherlands income taxes of approximately $62 million to earn prepayment discounts. For the nine months ended September 30, 2018, accounts receivable increased by $450.1 million and accounts payable, accrued expenses and other current liabilities increased by $1.0 billion, primarily related to seasonality and increases in business volumes. Due to the typical seasonality of our business, our gross bookings and revenues are generally higher in the third quarter of the year than in the fourth quarter of the year which typically results in higher accounts receivable, deferred merchant bookings, accounts payable and accrued expenses at September 30 compared to December 31. Non-cash items were principally associated with stock-based compensation expense, depreciation, the provision for uncollectible accounts, amortization and net unrealized gains on marketable equity securities.

Net cash provided by operating activities for the nine months ended September 30, 2017 was $3.5 billion, resulting from net income of $2.9 billion and a favorable impact of $535.5 million for non-cash items and favorable changes in working capital and other assets and liabilities of $56.7 million. For the nine months ended September 30, 2017, prepaid expenses and other current assets increased by $136.3 million, primarily related to an increase in prepayments to travel service providers of approximately $46 million and the remaining balance of prepayments, principally by Booking.com, of Netherlands income taxes of approximately $39 million to earn prepayment discounts. For the nine months ended September 30, 2017, accounts receivable increased by $479.2 million and accounts payable, accrued expenses and other current liabilities increased by $641.0 million, primarily related to seasonality and increases in business volumes. Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, and amortization of debt discount on our convertible notes.

Net cash provided by investing activities was $1.8 billion for the nine months ended September 30, 2018, principally resulting from net sales of investments of $2.3 billion, partially offset by acquisitions and other investments, net of cash acquired, of $139.4 million. Net cash used in investing activities was $3.6 billion for the nine months ended September 30, 2017, principally resulting from net purchases of investments of $2.9 billion and acquisitions and other investments, net of cash acquired, of $552.8 million.  Cash invested in the purchase of property and equipment was $356.0 million and $223.7 million in the nine months ended September 30, 2018 and 2017, respectively. Cash invested in the purchase of property and equipment for the nine months ended September 30, 2018 includes payments of approximately $72 million related to the turnkey agreement for constructing Booking.com's future headquarters during the nine months ended September 30, 2018.

Net cash used in financing activities was $5.6 billion for the nine months ended September 30, 2018, which primarily consisted of payments for the repurchase of common stock of $4.1 billion and payments for the conversion of Senior Notes of $1.5 billion. Net cash provided by financing activities was $821.5 million for the nine months ended September 30, 2017, which primarily consisted of total proceeds of $2.0 billion from the issuance of Senior Notes, partially offset by payments for repurchase of common stock of $1.1 billion, payments related to the conversion of Senior Notes of $89.6 million and payment of debt of $15.1 million assumed in the acquisition of the Momondo Group.
.

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

Off-Balance Sheet Arrangements

At September 30, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We did not experience any material changes in interest rate exposures during the three months ended September 30, 2018.

Fixed-rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available-for-sale investments assuming an adverse change of 100 basis points. A hypothetical 100 basis point (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments at September 30, 2018 of approximately $146 million. These hypothetical losses would only be realized if we sold the investments prior to their maturity. This amount excludes our investment in Ctrip.com International Ltd. ("Ctrip") senior convertible notes, which are more sensitive to the market price volatility of Ctrip's American Depositary Shares ("ADSs") than changes in interest rates. The fair value of our Ctrip senior convertible notes will most likely increase as the market price of Ctrip's ADSs increases and decrease as the market price of Ctrip's ADSs falls.

At September 30, 2018, the outstanding aggregate principal amount of our debt was approximately $8.9 billion. We estimate that the market value of such debt was approximately $9.6 billion at September 30, 2018. A substantial portion of the market value of our debt in excess of the outstanding principal amount relates to the conversion premium on our outstanding convertible notes.

We conduct a significant portion of our business outside the United States through subsidiaries with functional currencies other than the U.S. Dollar (primarily Euro). As a result, we face exposures to adverse movements in currency exchange rates as the operating results of our international operations are translated from local currencies into U.S. Dollars upon consolidation. If the U.S. Dollar weakens against the local currencies, the translation of these foreign-currency-denominated balances will result in increased net assets, gross bookings, revenues, operating expenses and net income. Similarly, our net assets, gross bookings, revenues, operating expenses and net income will decrease if the U.S. Dollar strengthens against the local currencies. Additionally, foreign exchange rate fluctuations on transactions, denominated in currencies other than the functional currency, result in gains and losses that are reflected in our Consolidated Statements of Operations.

As a result of currency exchange rate changes, our foreign-currency-denominated gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars are lower for the three months ended September 30, 2018 in each case than they would have been had foreign exchange rates remained where they were in the corresponding period in 2017. Conversely, each of these items, except for net income due to seasonality, as expressed in U.S. Dollars are higher for the nine months ended September 30, 2018 than they would have been had foreign exchange rates remained where they were in the corresponding period in 2017. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated long-term debt, and accrued interest thereon, provide a hedge against the impact of currency exchange rate fluctuations on the net assets of certain of our Euro functional currency subsidiaries.

From time to time, we enter into foreign currency derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign currency translation risks for the Euro, the British Pound Sterling and certain other currencies versus the U.S. Dollar. At September 30, 2018 and December 31, 2017, there were no such outstanding derivative contracts.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of material legal proceedings to which we are a party, and updates thereto, is included in Note 12 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2018, and is incorporated into this Item 1 by reference thereto.

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

Since the United Kingdom's Brexit vote, global markets and foreign exchange rates have experienced increased volatility, including a decline in the value of the British Pound Sterling as compared to the U.S. Dollar. Upon leaving the European Union, among other things, the United Kingdom could lose access to the single European Union market and travel between the United Kingdom and European Union countries could be restricted. We could face new regulatory costs and challenges if U.K. regulations and policies diverge from those of the European Union. Since the terms of the United Kingdom's exit from the European Union and/or the European Economic Area are uncertain, we are unable to predict the effect Brexit will have on our business and results of operations. The United Kingdom's decision to leave the European Union could result in other member countries also determining to leave, which could lead to added economic and political uncertainty and devaluation or eventual abandonment of the Euro common currency, any of which could have a negative impact on travel and therefore our business and results of operations.

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

We currently, or may potentially in the future, compete with a variety of companies, including:

•
online travel reservation services such as Expedia, Hotels.com, Hotwire, Orbitz, Travelocity, Wotif, Cheaptickets, ebookers, HotelClub, RatesToGo and CarRentals.com, which are owned by Expedia; Hotel Reservation Service (HRS) and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, CarTrawler, Ctrip (in which we hold a minority interest), Tongcheng-eLong (in which Ctrip holds a significant minority interest), ezTravel (in which Ctrip holds a majority interest), Meituan Dianping (in which we hold a small minority interest), MakeMyTrip, Cleartrip, Traveloka (in which Expedia holds a minority interest), Webjet, Rakuten, Jalan (which is owned by Recruit), Despegar/Decolar (in which Expedia holds a minority interest), Fliggy (operated by Alibaba), 17u.com, HotelTonight, CheapOair and eDreams ODIGEO;

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

•
travel service providers such as accommodation providers, rental car companies and airlines, many of which have their own branded websites to which they drive business, including large hotel chains such as Marriott International, Hilton and Intercontinental Hotel Group and emerging hotel chains such as OYO Rooms, as well as joint efforts by travel service providers such as Room Key, an online hotel reservation service owned by several major hotel companies;

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

•
companies offering new rental car business models or car- or ride-sharing services that affect demand for rental cars, some of which have developed innovative technologies to improve efficiency of point-to-point transportation and extensively utilize mobile platforms, such as Uber, Lyft, Gett, Zipcar (which is owned by Avis), BlaBlaCar, Didi Chuxing (in which we hold a small minority interest), Grab (in which we hold a small minority interest) and Ola; and

•	companies offering technology services and software solutions to accommodation providers, including large global distribution systems, or GDSs, such as Amadeus, Sabre and Travelport.

Google, the world's largest search engine and one of the world's largest companies and other large, established companies with substantial resources and expertise in developing online commerce and facilitating internet traffic have launched travel or travel-related search, meta-search and/or reservation booking services and may create additional inroads into online travel. Google's travel meta-search services, Google Hotel Ads and Google Flights, are growing rapidly and have achieved significant market share in a relatively short time. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., accommodations, rental car companies or airlines), online travel company ("OTC") and other travel websites and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTCs or other travel websites, which could lead to travel service providers or others gaining a larger share of search traffic. Google leverages its general search business to promote its meta-search offerings by showing meta-search results at the top of its organic search results. Further, TripAdvisor and trivago, two other leading meta-search companies, support their meta-search services with significant brand and performance marketing. Through our KAYAK meta-search service, we compete directly with other meta-search services. KAYAK depends on access to information related to travel service pricing, schedules, availability and other related information from OTCs and travel service providers. To the extent OTCs or travel service providers do not provide such information to KAYAK, our business and results of operations could be harmed.

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

There has been a proliferation of new channels through which accommodation providers can offer reservations.  For example, companies such as Airbnb and HomeAway (which is owned by Expedia) offer services providing alternative accommodation property owners, particularly individuals, an online place to list their accommodations where travelers can search and book such properties and compete directly with our alternative accommodation services. In addition, Airbnb has begun offering hotel reservations through its online and mobile platforms. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its website. Some of our competitors and potential competitors offer a variety of online services, such as food delivery, shopping, gaming or search services, many of which are used by consumers more frequently than online travel services. As a result, a competitor or potential competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost-effectively acquire customers for its online travel services than we can. If any of these services are successful in attracting consumers who would otherwise use our services, our customer acquisition costs, including our brand and performance marketing expenses, could increase and our business and results of operations would be harmed.

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
We conduct a substantial majority of our business outside the United States but we report our results in U.S. Dollars. As a result, we face exposure to movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. When the U.S. Dollar strengthens against other currencies in which we transact, as it generally did in 2015 and 2016, our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses and net income are lower as expressed in U.S. Dollars. When the U.S. Dollar weakens against other currencies in which we transact, as it generally did in 2017, our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses and net income are higher as expressed in U.S. Dollars.
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
We derive a substantial portion of our revenues, and have significant operations, outside the United States. Our international businesses include the Netherlands-based accommodation reservation service Booking.com (including Rentalcars.com, based in the United Kingdom, which began operating as part of Booking.com on January 1, 2018), the Asia-based accommodation reservation service agoda and, to a lesser extent, KAYAK's international meta-search services and OpenTable's international restaurant reservation business. Our international OTC operations have historically achieved significant year-over-year growth in their gross bookings. These growth rates, which have contributed significantly to our growth in consolidated revenues and earnings, have declined, a trend we expect to continue as the absolute level of our gross bookings increases. Other factors may also slow the growth rates of our international businesses, including, for example, worldwide or regional economic conditions, strengthening of the U.S. Dollar versus the Euro, the British Pound Sterling and other currencies, declines in ADRs, increases in cancellations, adverse changes in travel market conditions and the competitiveness of the market. A decline in the growth rates of our international businesses would have a negative impact on our revenue and earnings growth rates and, as a consequence, our stock price.
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
In addition, as our alternative accommodation reservation business grows, we may incur increasing numbers of complaints related to non-existent properties or properties that are significantly different than as described in the listing, as well as claims of liability based on events occurring at such properties such as robbery, injury, death and other similar events. Such complaints or claims could result in negative publicity and increased costs, which could adversely affect our reputation, business and results of operations. Further, the regulatory environment related to some alternative accommodations such as homes and apartments is evolving and laws, regulations or property association rules could impose restrictions or burdens on these property owners that limit or negatively affect their ability to rent their properties. Some jurisdictions have adopted or are considering statutes or ordinances that prohibit owners and managers from renting certain properties for fewer than a stated number of consecutive days or for more than an aggregate total number of days per year or that require owners or managers to obtain a license to rent their properties. In addition, several jurisdictions have adopted or are considering adopting statutes or ordinances requiring online platforms that list certain alternative accommodations to obtain a license to list such accommodations and/or to comply with other restrictions or requirements. Such regulations could negatively impact the growth and/or size of our alternative accommodation reservation business.
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
The number of our employees worldwide has grown from approximately 6,900 at December 31, 2012 to approximately 24,000 at September 30, 2018, which growth is mostly comprised of hires by our international operations. We may not be able to hire, train, retain, motivate and manage required personnel, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal financial control and reporting functions. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage this growth and our future operations, especially as we employ personnel in multiple geographic locations around the world.
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
We may not be able to keep up with rapid technological or other market changes.
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
Furthermore, as the overall size of our business has grown, the competitive pressure to innovate will encompass a wider range of services and technologies, including services and technologies that may be outside of our historical core business, and our ability to keep pace may slow. Our current and potential competitors range from large and established companies to emerging start-ups. Emerging start-ups may be able to innovate and focus on developing a particularly new product or service faster than we can or may foresee consumer need for new services or technologies before us. Some of our larger competitors or potential competitors have more resources or more established or varied relationships with consumers than we do, and they could use these advantages in ways that could affect our competitive position, including by making acquisitions, entering or investing in travel reservation businesses, investing in research and development, and competing aggressively for highly-skilled employees. For example, because consumers often utilize other online services more frequently than online travel services, a competitor or potential competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost-effectively acquire customers for its online travel services than we can.
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
In our processing of travel transactions, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, such as the European Union's Data Protection Directive and variations and implementations of that directive in the member states of the European Union. In addition, the European Union's General Data Protection Regulation (the "GDPR") went into effect in May 2018. The GDPR is designed to unify data protection within the European Union under a single law, which has resulted and will result in significantly greater compliance burdens and costs for companies with users and operations in the European Union.  Under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, could be imposed. In the United Kingdom, a Data Protection Bill went into effect in May 2018, which substantially implements the GDPR in the United Kingdom. The California Consumer Privacy Act was also recently passed and creates new data privacy rights for users effective in 2020. In February 2016, E.U. and U.S. authorities announced that they had reached agreement on a data transfer framework, called the E.U.-U.S. Privacy Shield, which was formally adopted by the European Commission on July 12, 2016. The European Union and the United States are implementing the framework, but it is currently subject to legal challenge. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. While we have invested and continue to invest significant resources to comply with the GDPR and other privacy regulations, many of these regulations (including the GDPR) are new, extremely complex and subject to interpretation. Non-compliance with these laws could result in negative publicity, damage to our reputation, penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
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
Although we believe that our tax filing positions are reasonable and comply with applicable law, we regularly review our tax filing positions, especially in light of tax law or business practice changes, and may change our positions or determine that previous positions should be amended, either of which could result in additional tax liabilities. The final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. To date, we have been audited in many taxing jurisdictions with no significant impact on our results of operations, financial condition or cash flows. If future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our results of operations, financial condition and cash flows.
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
In general, governments are increasingly focused on ways to increase tax revenues, which has contributed to an increase in audit activity, more aggressive positions taken by tax authorities and an increase in new tax legislation.  Any such additional taxes or other assessments may be in excess of our current tax provisions or may require us to modify our business practices in order to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on our business, results of operations and financial condition.

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
The tax law changes made by the Tax Act are broad and complex, and there are significant uncertainties about how the Tax Act will be interpreted at both the U.S. federal and state levels, and additional guidance is still expected to be issued from tax authorities. The interpretation and implementation of the Tax Act, and regulations, rules or guidance that may be adopted under or resulting from the Tax Act could materially change the provisional tax that we recognized in 2017 and the expected future impact of the Tax Act on our business.
Additionally, in October 2015, the Organisation for Economic Co-operation and Development ("OECD") issued "final reports" in connection with its "base erosion and profit shifting" ("BEPS") project. The OECD, with the support of the G20, initiated this project in 2013 in response to concerns that international tax standards have not kept pace with changes in global business practices and that changes are needed to international tax laws to address situations where multinational businesses may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions where the activities creating those profits take place. The final reports were endorsed by the G20 leaders in November 2015. The final reports propose 15 actions the OECD determined are needed to address base erosion and profit shifting, including: (a) enhancing transparency through the sharing of tax information between countries; (b) prescribing standardized country-by-country reporting and other documentation requirements aimed at identifying where profits, tax and economic activities occur; (c) preventing harmful tax practices including the use of preferential tax regimes; (d) modernizing the OECD's transfer pricing rules related to intangibles; (e) changing the definition of permanent establishment to prevent artificial avoidance of tax nexus; and (f) limiting tax base erosion through interest deductions and other financial payments. The measures have, among other things, resulted in the development of a multilateral instrument ("MLI") to incorporate and facilitate changes to tax treaties. A number of countries have signed the MLI. On January 28, 2016, the European Commission unveiled a new package of proposals aimed at providing a framework for fairer taxation and to provide a coordinated European Union response to combating corporate tax avoidance. Following agreement among the European Union member states on the final content of the package, the European Council formally adopted an Anti-Tax Avoidance Directive in July 2016, which was further amended in February 2017. The Directive is aimed at preventing aggressive tax planning, increasing tax transparency and creating a fairer tax environment for all businesses in the European Union. Further, the OECD's task force on the digital economy released an interim report on the Tax Challenges Arising from Digitalization on March 16, 2018 that includes consideration of the implications of adapting the current international system to the digitalization of the economy. The OECD is working towards a consensus-based solution to the challenges of the digitalization of the economy by 2020. In addition, on March 21, 2018, the European Commission released two draft directives on the Taxation of the Digital Economy. One directive aims at a more comprehensive solution whereby EU states would be able to levy corporate income tax on companies that have digital presence in those states regardless of whether they have a physical presence in the states. The second directive provides for an interim solution whereby EU States are to apply a 3% revenue based Digital Services Tax, which if enacted, would be effective beginning in 2020. In addition, the United Kingdom has proposed legislation to implement a Digital Services Tax that, if enacted, would become effective in 2020 and would impose a 2% tax on revenue earned by larger companies from U.K. users of digital services. Any changes to international tax laws, including new definitions of permanent establishment or changes affecting the benefits of preferential tax regimes such as the Dutch "Innovation Box Tax" (discussed below), could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Further, changes to tax laws and additional reporting requirements could increase the complexity, burden and cost of compliance. Due to the large and expanding scale of our international business activities, any changes in U.S. or international taxation of our activities or the combined effect of tax laws in multiple jurisdictions may increase our worldwide effective tax rate, increase the complexity and costs associated with tax compliance (especially if changes are implemented or interpreted inconsistently across tax jurisdictions) and adversely affect our cash flows and results of operations.
We are also subject to non-income-based taxes, such as value-added, payroll, sales, use, net worth, property and goods and services taxes, as well as the potential for travel transaction taxes in the United States as discussed below. From time to time, we are under audit or investigation by tax authorities or involved in legal proceedings related to these non-income-based taxes or we may revise or amend our tax positions, which may result in additional non-income-based tax liabilities.
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
In order to be eligible for Innovation Box Tax treatment, Booking.com must, among other things, apply for and obtain a research and development (R&D) certificate from a Dutch governmental agency every six months confirming that the activities that Booking.com intends to be engaged in over the subsequent six-month period are "innovative." The R&D certificate is current but should Booking.com fail to secure such a certificate in any future period - for example, because the governmental agency does not view Booking.com's new or anticipated activities as innovative - or should this agency determine that the activities contemplated to be performed in a prior period were not performed as contemplated or did not comply with the agency's requirements, Booking.com may lose its certificate and, as a result, the Innovation Box Tax benefit may be reduced or eliminated. Booking.com intends to apply for continued Innovation Box Tax treatment for future periods. However, Booking.com's application may not be accepted, or, if accepted, the amount of qualifying earnings may be reduced.
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
At times, the online travel industry is the subject of investigations by various national competition authorities ("NCAs"), particularly in Europe. We are or have been involved in investigations related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates that are at least as low as those offered to other OTCs or through the accommodation provider's website. Some investigations relate to other issues such as reservation and cancellation clauses, commission payments and pricing behavior. For instance, on September 8, 2017 the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland.

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

A working group of 10 European NCAs (France, Germany, Belgium, Hungary, Ireland, Italy, the Netherlands, Czech Republic, the United Kingdom and Sweden) was established by the European Commission in December 2015 to monitor the effects of the narrow price parity clause in Europe. This working group (the "ECN Working Group") issued questionnaires during 2016 to online travel agencies, including Booking.com and Expedia, meta-search sites and hotels about the narrow price parity clause. On April 6, 2017, the ECN Working Group published the results of this monitoring exercise. The report indicates that the introduction of the narrow price parity clause generally improved conditions for competition. Although neither the European Commission nor any of the participating NCAs has opened a new investigation following the publication of the report, the ECN Working Group decided to keep the sector under review and re-assess the competitive situation in due course. We are unable to predict whether further action in Europe will be taken as a result of the ECN Working Group's ongoing review.

A number of European countries have adopted legislation making price parity agreements illegal, and it is possible other countries may adopt similar legislation in the future. For example, in August 2015, French legislation known as the "Macron Law" became effective. Among other things, the Macron Law makes price parity agreements illegal, including the narrow price parity agreements agreed to by the French NCA in April 2015. Legislation prohibiting narrow price parity agreements became effective in Austria on December 31, 2016, in Italy on August 29, 2017 and in Belgium on July 19, 2018. A motion calling on the Swiss government to introduce legislation prohibiting the narrow price parity clause was approved by the Swiss Parliament on September 18, 2017.

We are unable to predict how any current or future parity-related investigations may be resolved or the long-term impact of parity-related investigations, litigation or legislation on our business. More immediate results could include the imposition of fines or a requirement to remove parity clauses from our contracts in the relevant jurisdictions.

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

Competition-related investigations, legislation or issues could also give rise to private litigation. For example, Booking.com is involved in private litigation in Sweden related to its narrow price parity provisions. On July 20, 2018, the Swedish Patent and Market Court determined that the narrow price parity clause had to be removed from Booking.com's agreements with hotels in Sweden. Booking.com is appealing the court's decision. We are unable to predict how this litigation will ultimately be resolved, or whether it will impact Booking.com's business in Sweden.

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
The market price of our common stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	financial or operating results that vary from the expectations of securities analysts and investors or our publicly-disclosed estimates;

•	quarterly variations in our financial or operating results;

•	changes in expectations as to our future financial or operating performance, including estimates by securities analysts and investors or our publicly-disclosed estimates of future performance;

•	worldwide economic conditions in general and in Europe in particular;

•	fluctuations in currency exchange rates, particularly between the U.S. Dollar and the Euro;

•	occurrences of a significant security breach;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in our capital structure;

•	changes in market valuations of other internet or online service companies;

•	announcements by us or our competitors of price reductions, promotions, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major travel service provider participant, such as a hotel chain, rental car company or airline, from our services;

•	changes in the status of our intellectual property rights;

•	lack of success in the expansion of our business models geographically;

•	business interruptions, such as may result from natural disasters or other events;

•	announcements by third parties of significant claims or initiation of litigation proceedings against us or adverse developments in pending proceedings;

•	additions or departures of key personnel; and

•	trading volume fluctuations.

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
We maintain an investment portfolio of various holdings, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded in our balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), net of tax. Our portfolio includes fixed-income securities and equity securities of publicly-traded companies, the values of which are subject to market price volatility. If such investments suffer market price declines, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be other than temporary. Further, for periods beginning after December 31, 2017, changes in the fair value of our investments in publicly-traded equity securities are recognized in net income (see Note 1 to our Unaudited Consolidated Financial Statements). We have invested a significant amount in Ctrip convertible notes and ADSs. We have also invested in Meituan Dianping, another Chinese internet company, that has been publicly traded since September 2018. See Note 5 to our Unaudited Consolidated Financial Statements for more information regarding our investments in Ctrip and Meituan securities. The value of these securities is subject to the risks associated with Ctrip's and Meituan's respective businesses, as well as any changes by the Chinese government in foreign investment laws or elevated scrutiny or regulation of foreign investments in Chinese companies. For example, because of foreign ownership restrictions applicable to its business, Ctrip is a Cayman Islands company operating in China through what is commonly referred to as a variable interest entity, or VIE, structure where it conducts part of its business through contractual relationships with affiliated Chinese entities. Although VIE structures are commonly used by Chinese internet and e-commerce companies, there are substantial uncertainties regarding the interpretation and application of People's Republic of China ("PRC") laws and regulations to VIE structures, and it is possible that the PRC government may view the VIE structure as in violation of PRC law. VIE contractual relationships are not as effective in providing control over the affiliated Chinese companies as direct ownership, and Ctrip would have to rely on the PRC legal system to enforce those contracts in the event of a breach by one of these entities. Further, conflicts of interest could arise to the extent Ctrip's officers or directors are also shareholders, officers or directors of the affiliated Chinese entities. Any of these risks could materially and adversely affect Ctrip's business and therefore the value of our investment in Ctrip. Similar VIE-structure considerations and risks apply with respect to our investments in securities of Meituan and Didi Chuxing, each of which is a Cayman Islands company operating in China through a VIE structure.
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
Because we facilitate the processing of customer credit cards in many of our transactions, including a majority of our priceline, agoda and Rentalcars.com transactions, our results have been negatively impacted by customer purchases made using fraudulent credit cards. We may be held liable for accepting fraudulent credit cards on our websites as well as other payment disputes with our customers. Additionally, we may be held liable for accepting fraudulent credit cards in certain transactions when we do not facilitate the processing of customer credit cards. Accordingly, we calculate and record an allowance for the resulting customer chargebacks. If we are unable to combat the use of fraudulent credit cards on our websites, our business, results of operations and financial condition could be materially adversely affected.
Our Booking.com business is also increasingly processing transactions on a merchant basis where it receives payments from travelers, including credit card transactions as well as other global payment methods. While this allows Booking.com to process transactions for properties that do not otherwise accept credit cards and to increase its ability to offer flexible transaction terms to consumers, we incur additional payment processing costs, customer chargebacks and other costs related to these transactions. As this business continues to grow, we may experience a significant increase in such costs, and our results of operations and financial condition could be materially adversely affected.

In addition, in the event that one of our major travel service providers voluntarily or involuntarily declares bankruptcy, we could experience an increase in chargebacks from customers with travel reservations with such travel service provider. For example, airlines that participate in our services and declare bankruptcy or cease operations may be unable or unwilling to honor tickets sold for their flights. Our policy in such event is to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we process sales of priceline's Express Deals® airline tickets on a merchant basis, we could experience a significant increase in demands for refunds or chargebacks from customers, which could materially adversely affect our results of operations and financial condition. We have in the past experienced an increase in chargebacks from customers with tickets on airlines that ceased operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2018.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 –	281,662	(1) (2)	$2,046.00	281,662	$8,033,428,371	(1) (2)
July 31, 2018	1,771	(3)	$2,112.12	N/A	N/A

August 1, 2018 –	345,398	(1) (2)	$1,935.39	345,398	$7,364,949,754	(2)
August 31, 2018	2,416	(3)	$1,940.75	N/A	N/A

September 1, 2018 –	518,060	(2)	$1,922.01	518,060	$6,369,232,028	(2)
September 30, 2018	57	(3)	$1,987.26	N/A	N/A
Total	1,149,364		$1,956.75	1,145,120	$6,369,232,028
 _____________________________

(1)	Pursuant to a stock repurchase program announced on February 27, 2017, whereby the Company was authorized to repurchase up to $2,000,000,000 of its common stock.

(2)	Pursuant to a stock repurchase program announced on February 27, 2018, whereby the Company was authorized to repurchase up to $8,000,000,000 of its common stock.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2018 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheet, (ii) Unaudited Consolidated Statement of Operations, (iii) Unaudited Consolidated Statement of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) Unaudited Consolidated Statement of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKING HOLDINGS INC.
(Registrant)

Date:	November 5, 2018	By:	/s/ David Goulden
Name: David Goulden Title: Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(a)	Amended and Restated By-Laws.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2018 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheet, (ii) Unaudited Consolidated Statement of Operations, (iii) Unaudited Consolidated Statement of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders' Equity, (v) Unaudited Consolidated Statement of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 and incorporated herein by reference.