Form 10-K
period 2018-12-31
Booking Holdings Inc.
filed 2019-02-27
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 _____________________________________________________________________________________________

For the fiscal year ended: December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of Booking Holdings Inc. at June 30, 2018 was approximately $96.6 billion based upon the closing price reported for such date on the NASDAQ Global Select Market.  For purposes of this disclosure, shares of common stock held by executive officers and directors of Booking Holdings Inc. on June 30, 2018 have been excluded because such persons may be deemed to be affiliates of Booking Holdings Inc.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of Booking Holdings Inc.’s common stock was 45,012,725 at February 20, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from Booking Holdings Inc.'s definitive proxy statement relating to the annual meeting of stockholders to be held on June 6, 2019, to be filed with the Securities and Exchange Commission within 120 days after the end of Booking Holdings Inc.'s fiscal year ended December 31, 2018.

Booking Holdings Inc. Annual Report on Form 10-K for the Year Ended December 31, 2018 Index

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements.  These forward-looking statements reflect our views regarding current expectations and projections about future events and conditions and are based on currently available information. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, including the Risk Factors identified in Part I, Item 1A of this Annual Report; therefore, our actual results could differ materially from those expressed, implied or forecast in any such forward-looking statements. Expressions of future goals and expectations and similar expressions, including "may," "will," "should," "could," "aims," "seeks," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," and "continue," reflecting something other than historical fact are intended to identify forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents we file or furnish from time to time with the Securities and Exchange Commission (the "SEC" or the "Commission"), particularly our quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I

Item 1.  Business

Our mission is to help people experience the world. We seek to empower people to cut through travel barriers, such as time, money, language and overwhelming options, so they can use our services to easily and confidently stay where they want to stay, do what they want to do and experience what they want to experience.

We operate six primary brands:

•	Booking.com - the world’s leading brand for booking online accommodation reservations, based on room nights booked.

•
KAYAK - a leading online meta-search service allowing consumers to easily search and compare travel itineraries and prices, including airline ticket, accommodation and rental car reservation information, from hundreds of travel websites at once.

•	priceline - a leading hotel, rental car, airline ticket and vacation package online reservation service in North America.

•	agoda - a leading online accommodation reservation service catering primarily to consumers in the Asia-Pacific region.

•	Rentalcars.com - a leading online worldwide rental car reservation service.

•	OpenTable - a leading online provider of restaurant reservation and information services to consumers and restaurant reservation management and customer acquisition services to restaurants.

Our business is driven primarily by international results, which consist of the results of Booking.com, agoda and Rentalcars.com and the international businesses of KAYAK and OpenTable. This classification is independent of where the consumer resides, where the consumer is physically located while using our services or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com at a hotel in New York by a consumer in the United States is part of our international results. During the year ended December 31, 2018, our international business (the substantial majority of which is generated by Booking.com) represented approximately 89% of our consolidated revenues. A significant majority of our revenues, including a significant majority of our international revenues, is earned in connection with facilitating accommodation reservations. See Note 16 to the Consolidated Financial Statements for more geographic information.

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

The Booking Holdings Business Model

We derive substantially all of our revenues and, prior to January 1, 2018, gross profit from the following sources:

•	Commissions earned from facilitating reservations of accommodations, rental cars and other travel services on an agency basis;

•	Travel reservation commissions and transaction net revenues, credit card processing rebates and customer processing fees, in each case in connection with our merchant transactions;

•	Advertising revenues primarily earned by KAYAK from sending referrals to online travel companies ("OTCs") and travel service providers, as well as from advertising placements on KAYAK's platforms;

•	Reservation revenues paid by restaurants for diners seated through OpenTable's online reservation services, subscription fees for restaurant reservation management services provided by OpenTable; and

•	Ancillary revenues including travel insurance-related revenues and global distribution system ("GDS") reservation booking fees, in each case related to certain of our travel services.

Our priceline brand offers merchant Name Your Own Price® opaque travel services, which were previously recorded in revenue on a "gross" basis with the amount remitted to the travel service providers reported as cost of revenues. Under the current revenue recognition accounting standard, Name Your Own Price® revenues are reported on a net basis with the amount remitted to the travel service providers recorded as an offset in merchant revenues. Therefore, for periods beginning after December 31, 2017, we no longer present "Cost of revenues" or "Gross profit" in our Consolidated Statements of Operations. Total revenues for periods beginning after December 31, 2017 are comparable to gross profit reported in prior periods. For further information on the adoption of the current revenue recognition accounting standard, see Note 2 to the Consolidated Financial Statements.

For the year ended December 31, 2018, we had revenues of $14.5 billion comprised of "agency" revenues, "merchant" revenues and "advertising and other" revenues.

•
Agency revenues are derived from travel-related transactions where we do not receive payments from travelers for the services provided. We invoice the travel service providers for our commissions after travel is completed. Agency revenues consist almost entirely of travel reservation commissions, as well as certain GDS reservation booking fees and certain travel insurance fees.

•
Merchant revenues are derived from travel-related transactions where we receive payments from travelers for the service provided, generally at the time of booking. Merchant revenues include travel reservation commissions and transaction net revenues (i.e., the amount charged to travelers less the amount owed to travel service providers) in connection with our merchant reservation services; ancillary fees, including travel insurance-related revenues and certain GDS reservation booking fees; and credit card processing rebates and customer processing fees. Substantially all merchant revenues are for merchant services derived from transactions where travelers book accommodation reservations or rental car reservations from travel service providers.

•
Advertising and other revenues are derived primarily from revenues earned by KAYAK for sending referrals to OTCs and travel service providers and for advertising placements on its platforms and revenues earned by OpenTable for its restaurant reservation services and subscription fees for restaurant management services.

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

We focus on relentless innovation and execution and a commitment to serve both consumers and our travel service provider and restaurant partners with unmatched service and best-in-class digital technology. The online travel and dining categories continue to grow as consumer purchasing shifts from traditional offline channels to interactive online channels, including mobile channels. Our strategy is to continue to participate broadly in this online growth by expanding our service offerings and markets. In particular, we aim to be the world leader in online travel and restaurant reservation and related services by (a) leveraging technology to provide consumers with the best experience, (b) partnering with travel service providers and restaurants to our mutual benefit, (c) operating multiple brands that collaborate with each other, and (d) investing in profitable and sustainable growth.

•
Providing the best consumer experience.  We believe that offering consumers an outstanding online experience is essential for our future success. To accomplish this, we focus on providing consumers with: (a) a variety of intuitive, easy-to-use online travel and restaurant reservation and search services; (b) a continually increasing number, location and variety of accommodations, other travel offerings and restaurants available through our services; (c) informative and useful content, such as pictures, accommodation and restaurant details and reviews; and (d) excellent customer service. Our goal is to make travel easy, frictionless and personal and to offer consumers the most trusted brand, the most personalized experience and the most extensive, varied and comprehensive accommodation selection in every geography at the best prices. For example, Booking.com increasingly provides reservation services for accommodations other than hotels. Booking.com included approximately 2,180,000 properties on its website at December 31, 2018, consisting of approximately 436,000 hotels, motels and resorts and approximately 1,744,000 homes, apartments and other unique places to stay. Further, we endeavor to provide excellent customer service in a variety of ways, including through our call centers and online platforms and the use of chatbots and other technologies, so that consumers can be confident that booking reservations through us will be a positive experience. We are constantly innovating in order to provide a best-in-class user experience with intuitive, easy-to-use online platforms (i.e., websites and mobile apps) to ensure that we are meeting the needs of online consumers while aiming to exceed their expectations.

•
Partnering with travel service providers and restaurants. We aim to establish mutually beneficial relationships with travel service providers and restaurants around the world. We believe that travel service providers and restaurants benefit from participating in our services by increasing their distribution channels, demand and inventory utilization in an efficient and cost-effective manner. Travel service providers and restaurants benefit from our well-known brands and online marketing efforts, expertise in offering an excellent consumer experience through our online platforms and ability to offer their inventory in markets and to consumers that the travel service provider or restaurant may otherwise be unable or unlikely to reach. For example, an independent hotel may not have the means or expertise to market itself to international travelers, including in other languages, to build and operate effective online reservation services, or to engage in sophisticated online marketing techniques. Further, we are increasingly providing services, other than online reservation services, designed to help our partners grow their businesses. For example, OpenTable is continuously working to improve its reservation management software services to help restaurants more effectively manage their reservations and more efficiently market their available tables to diners.

•
Maintaining multiple brands. We employ a strategy of operating multiple brands, which we believe allows us the opportunity to offer our services in ways that appeal to different consumers, pursue different marketing and business strategies, encourage experimentation and innovation, provide different service offerings and focus on different markets, while benefiting all of our brands from opportunities to share best practices and learnings and to collaborate. We intend to invest resources to support organic growth by all of our brands, whether through increased marketing, geographic expansion, technology innovation or increased access to accommodations, rental cars, restaurants, airline tickets or other services. We spend significant and increasing amounts on performance and brand marketing to acquire customers and establish and strengthen our brands. We intend to continue efforts to share best practices, access to travel service provider offerings and customers across our brands and to collaborate for the benefit of consumers. For example, on January 1, 2018, we began operating our Rentalcars.com business as part of Booking.com, which we believe will enable us to more effectively offer Rentalcars.com’s services to address the ground transportation needs of Booking.com’s customers. We believe that by promoting our brands worldwide, sharing travel service reservation availability and customer demand, and applying our industry experiences across brands and markets, we can more effectively expand our services globally and maintain and grow our position as a leading provider of worldwide online travel and restaurant reservation and related services.

•
Investing in profitable and sustainable growth. We seek to offer online services that meet the needs and the expectations of consumers, travel service providers and restaurants and that we believe will result in long-term profitability and growth. We intend to accomplish this through continuous investment and innovation, growing our businesses in new and current markets, expanding our services and ensuring that we provide an appealing, intuitive and easy-to-use consumer experience. We have made significant investments in people, technology, marketing and expanded, new or additional services, such as increasing our extensive collection of accommodations including homes, apartments and other unique places to stay, insurance products and other offerings. We also may pursue strategic transactions. For example, we expanded our KAYAK meta-search business, particularly in Europe and Asia, through the acquisitions of the Momondo Group in 2017 and HotelsCombined in 2018. We also strengthened our ability to offer in-destination activities by acquiring FareHarbor, a leading provider of business-to-business activity distribution services, in 2018. We regularly evaluate, and may pursue and consummate, other potential strategic acquisitions, partnerships, joint ventures or investments, whether to expand our businesses into complementary areas, expand our current businesses, acquire innovative technology or for other reasons. For example in July 2018, we made an investment in Didi Chuxing, the leading mobile transportation and ride-hailing platform in China, and in October 2018, we made an investment in Grab, a leading on-demand transportation and mobile service platform in Southeast Asia.

Service Offerings

We connect consumers wishing to make travel reservations with providers of travel services around the world through our online platforms. Through one or more of our brands, consumers can: book a broad array of accommodations (including hotels, motels, resorts, homes, apartments, bed and breakfasts, hostels and other properties); make a car rental reservation or arrange for an airport taxi; make a dinner reservation; or book a cruise, flight, vacation package, tour or activity. Consumers can also use our meta-search services to easily compare travel reservation information, such as airline ticket, hotel reservation and rental car reservation information, from hundreds of online travel platforms at once. In addition, we offer various other services to consumers, such as certain insurance products and restaurant management services to restaurants.

Booking.com and Rentalcars.com.  Booking.com is the world's leading brand for booking online accommodation reservations, based on room nights booked, with operations worldwide and headquarters in the Netherlands. At December 31, 2018, Booking.com offered accommodation reservation services for approximately 2,180,000 properties in over 230 countries and territories and in over 40 languages, consisting of approximately 436,000 hotels, motels and resorts and approximately 1,744,000 homes, apartments and other unique places to stay.

Booking.com has expanded its offerings to better help consumers experience the world. For example, Booking.com offers in-destination tours and activities in more than 100 cities around the world. On January 1, 2018, we began operating our Rentalcars.com business as part of Booking.com to more effectively offer Rentalcars.com’s rental car and other ground transportation services to Booking.com’s customers. Rentalcars.com offers online rental car reservation services and allows consumers to make rental car reservations in over 55,000 locations throughout the world, with customer support in over 40 languages. Booking.com and Rentalcars.com also offer pre-booked taxi and black car services at over 900 airports throughout the world.

KAYAK. KAYAK, headquartered in Stamford, Connecticut, provides an online price comparison service (often referred to as "meta-search") that allows consumers to easily search and compare travel itineraries and prices, including airline ticket, accommodation reservation and rental car reservation information, from hundreds of travel websites at once. KAYAK derives revenues from sending referrals to OTCs and travel service providers and from advertising placements on its platforms. KAYAK offers its services in over 60 countries, with the United States being its largest market, through various websites, including Momondo, Cheapflights and HotelsCombined.

Priceline. Priceline offers online travel reservation services primarily in North America and is headquartered in Norwalk, Connecticut. Priceline offers consumers hotel, rental car and airline ticket reservation services, as well as vacation packages and cruises. Priceline is a leader in the discount travel reservation business, in particular through its Express Deals® "opaque" offerings where certain elements of the service, including the identity of the travel service provider, are not disclosed to the consumer prior to making a reservation.

Agoda. Agoda is a leading online accommodation reservation service catering primarily to consumers in the Asia-Pacific region, with headquarters in Singapore and operations in Bangkok, Thailand and elsewhere.

OpenTable. OpenTable is a leading brand for booking online restaurant reservations. With significant operations in San Francisco, California, OpenTable provides online restaurant reservation services to consumers and reservation management services to restaurants. OpenTable does business primarily in the United States, though it continues to invest in expanding its international offerings.

Marketing and Brand Awareness

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Both our performance and brand marketing expenses have increased significantly in recent years, and we expect our performance and brand marketing expenses to continue to increase. During 2018, our total performance marketing expense was approximately $4.4 billion, mostly related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our platforms. Growth of some of these channels has slowed. We also invested $509 million in brand marketing during 2018, primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook), online display advertising and other brand marketing. We intend to continue a strategy of promoting brand awareness through both online and offline marketing efforts, including by expanding brand campaigns into additional markets, which may significantly increase our brand marketing expenses.

Competition

We compete globally with both online and traditional travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, constantly evolving and subject to rapid change, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have significantly more customers or users, consumer data and financial and other resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market, including by establishing a flight meta-search product ("Google Flights") and a hotel meta-search product ("Google Hotel Ads") that are growing rapidly, as well as its "Book on Google" reservation functionality and its Google Trips app.

We currently, or may in the future, compete with a variety of companies, including:

•
online travel reservation services such as Expedia, Hotels.com, Hotwire, Orbitz, Travelocity, Wotif, Cheaptickets, ebookers, HotelClub, RatesToGo and CarRentals.com, which are owned by Expedia Group; Hotel Reservation Service (HRS) and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, CarTrawler, Ctrip (in which we hold a minority interest) and Trip.com (which is owned by Ctrip), Tongcheng-eLong (in which Ctrip holds a significant minority interest), ezTravel (in which Ctrip holds a majority interest), Meituan Dianping (in which we hold a small minority interest), MakeMyTrip, Traveloka (in which Expedia Group holds a minority interest), Webjet, Rakuten, Jalan (which is owned by Recruit), Despegar/Decolar (in which Expedia Group holds a minority interest), Fliggy (which is owned by Alibaba), HotelTonight, CheapOair, and eDreams ODIGEO;

•
online accommodation search and/or reservation services, such as Airbnb, HomeAway (which is owned by Expedia Group), Tujia (in which Ctrip and Expedia Group hold investments) and Xiaozhu, currently focused primarily on alternative accommodations, including individually owned properties such as homes and apartments;

•	large online companies, including search, social networking and marketplace companies such as Google, Facebook, Alibaba, Tencent, Amazon and Baidu;

•
traditional travel agencies, travel management companies, wholesalers and tour operators, many of which combine physical locations, telephone services and online services, such as Carlson Wagonlit, American Express, BCD Travel, Egencia (which is owned by Expedia Group), Concur (which is owned by SAP), Thomas Cook, TUI and Hotelbeds Group, as well as thousands of individual travel agencies around the world;

•
travel service providers such as accommodation providers, rental car companies and airlines, many of which have their own branded online platforms to which they drive business, including large hotel chains such as Marriott International, Hilton and Intercontinental Hotel Group and emerging hotel chains such as OYO Rooms, as well as joint efforts by travel service providers such as Room Key, an online hotel reservation service owned by several major hotel companies;

•
online travel search and price comparison services (generally referred to as "meta-search" services), such as Google Flights, Google Hotel Ads, TripAdvisor, trivago (in which Expedia Group holds a majority interest), Qunar (which is controlled by Ctrip) and Skyscanner (in which Ctrip holds a majority interest);

•
online restaurant reservation services, such as TripAdvisor's LaFourchette, Yelp's SeatMe, Zomato, Bookatable (which is owned by Michelin), Quandoo (which is owned by Recruit) and Resy (in which Airbnb holds a minority interest);

•
companies offering new rental car business models or car- or ride-sharing services that affect demand for rental cars, some of which have developed innovative technologies to improve efficiency of point-to-point transportation and extensively utilize mobile platforms, such as Uber, Lyft, Gett, Zipcar (which is owned by Avis), Turo, BlaBlaCar, Didi Chuxing (in which we hold a small minority interest), Grab (in which we hold a small minority interest), Go-Jek and Ola; and

•
companies offering technology services and software solutions to travel service providers, including large global distribution systems, or GDSs, such as Amadeus, Sabre and Travelport, and hospitality software platforms, such as Oracle and Shiji.

Operations and Technology

Our business is supported by multiple systems and platforms, which were designed with an emphasis on scalability, performance, reliability, redundancy and security.  These systems and platforms are generally independent among our brands, though some have become increasingly connected or shared.  Our software systems, platforms and architecture use a variety of widely-used software tools and database systems.

These internal systems and platforms are designed to include open application protocol interfaces that can provide connectivity to vendors in the industries in which we operate.  These include large global systems, such as accommodation, airline ticket and rental car reservation systems and financial service providers, as well as individual accommodation service providers, such as independent hotels.  Our applications utilize digital certificates to help us conduct secure communications and transactions, as appropriate. The systems infrastructure and web and database servers of our worldwide operations are primarily hosted in the United Kingdom, Switzerland, the Netherlands, Germany, Singapore, Hong Kong and four locations in the United States, each of which provides network connectivity, networking infrastructure and 24-hour monitoring and engineering support typical of hosted data centers.  All data center facilities have a continuous power supply system, generators, redundant servers and multiple back-up systems.  Although we take steps to mitigate the effects of any loss or reduction in service at one of our hosting facilities, if a hosting facility were inaccessible or otherwise experienced a disruption in service for any reason, we could experience a disruption to our services, loss of transactions and revenue and consumer complaints.

We provide customer service through a mix of in-house call centers and outsourced third-party services.

Intellectual Property

Over time and through acquisitions, we have assembled a portfolio of patents, trademarks, service marks, copyrights, domain names and trade secrets covering our services. We regard the protection of our intellectual property as critical to our success. We protect our intellectual property rights by relying on national, federal, state and common law rights in the United States and internationally, as well as a variety of administrative procedures, regulations, conventions and treaties. We also rely on contractual restrictions to protect our proprietary rights in our services. We enter into confidentiality and invention assignment agreements with employees and contractors and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. We also have procured various intellectual property licenses from third parties.

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

Seasonality

A meaningful amount of our gross bookings is generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. However, historically we generally have not recognized revenue from these bookings until the travel is completed (at “check-out”) or, for periods beginning after December 31, 2017, when the travel begins (at "check-in"), which, in either case, can be in a quarter other than when the reservation is booked. In contrast, we expense the substantial majority of our marketing activities as the expense is incurred, which, in the case of performance marketing in particular, is typically in the quarter in which associated reservations are booked. As a result of this potential timing difference between when we record marketing expense and when we recognize associated revenue, we experience our highest levels of profitability in the third quarter of the year, which is when we experience the highest levels of accommodation check-ins for the year for our European and North American businesses. The first quarter of the year is typically our lowest level of profitability and may experience additional volatility in earnings growth rates due to these seasonal timing factors. For our Asia-Pacific business, we experience the highest levels of accommodation bookings in the third and fourth quarters of the year, and the highest levels of accommodation check-ins in the fourth quarter. As the relative growth rates for our businesses fluctuate, the quarterly distribution of our operating results may vary.

For several years, we experienced an expansion of the booking window (the average time between the making of a travel reservation and the travel), which impacts the relationship between our gross bookings (recognized at the time of booking) and our revenues (recognized at the time of check-out or, for periods beginning after December 31, 2017, at the time of check-in).  However, in 2018 we saw a contraction of the booking window. Future changes in the length of the booking window will affect the degree to which our gross bookings and revenues occur in the same period and, as a result, whether our gross bookings growth rates and revenue growth rates converge or diverge.

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

Employees

At December 31, 2018, we employed approximately 24,500 employees, of which approximately 4,200 were based in the United States and approximately 20,300 were based outside the United States. We also retain independent contractors to support our customer service, website content translation and system support functions.

We have never had a work stoppage and we consider our relations with our employees to be good. Although we have works councils or employee representatives in certain countries, our U.S. employees are not represented by a labor union and are not covered by a collective bargaining agreement. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial employees, for whom competition is intense. See Part I Item 1A Risk Factors -"We rely on the performance of highly skilled employees; and, if we are unable to retain or motivate key employees or hire, retain and motivate qualified employees, our business would be harmed."

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

Perceived or actual adverse economic conditions, including slow, slowing or negative economic growth, high or rising unemployment rates, inflation and weakening currencies, and concerns over government responses such as higher taxes or tariffs, increased interest rates and reduced government spending, could impair consumer spending and adversely affect travel demand.

Political uncertainty, conditions or events, such as the United Kingdom’s decision to leave the European Union ("Brexit"), including uncertainty or delays in the implementation of Brexit and concerns regarding certain E.U. members with sovereign debt default risks, can also negatively affect consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates, increased cancellation rates and weaker trends in hotel average daily rates ("ADRs") across many regions of the world, particularly in those countries that appear to be most affected by economic and political uncertainties, which we believe are due at least in part to these macro-economic conditions and concerns. Economic or political disruptions could cause, contribute to or be indicative of deteriorating macro-economic conditions, which in turn could negatively affect travel to or from such countries or the travel industry in general and therefore have an adverse impact on our results of operations. While lower occupancy rates have historically resulted in accommodation providers increasing their distribution of accommodation reservations through third-party intermediaries such as us, our remuneration for accommodation reservation transactions changes proportionately with price, and therefore, lower ADRs generally have a negative effect on our accommodation reservation business and a negative effect on our revenues.

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

In addition, unforeseen events beyond our control, such as oil prices, stock market volatility, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, fires, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Zika and MERS, political instability, changes in economic conditions, regional hostilities, imposition of taxes, tariffs or surcharges by regulatory authorities, changes in trade policies or trade disputes, changes in immigration policies or travel-related accidents can disrupt travel, limit the ability or willingness of travelers to visit certain locations or otherwise result in declines in travel demand. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our business and results of operations. Also, as European countries respond to an increased flow of migrants from the Middle East, travel between countries within the European Union and to and from the region could be subject to increased restrictions or the closing of borders, which could negatively impact travel to, from or within the European Union and adversely affect our business and results of operations. Certain jurisdictions, particularly in Europe, are considering regulations intended to address the issue of "overtourism," including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel to, or our ability to offer accommodations in, such markets, which could negatively impact our business, growth and results of operations. The United States has implemented or proposed, or is considering, various travel restrictions and actions that could affect U.S. trade policy or practices, which could also adversely affect travel to or from the United States. Future terrorist attacks, natural disasters, travel advisories or restrictions, health concerns, civil or political unrest or other events outside our control could disrupt our business and operations and adversely affect our results of operations.

Intense competition could reduce our market share and harm our financial performance.
We compete globally with both online and traditional travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, constantly evolving and subject to rapid change, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have significantly more customers or users, consumer data and financial and other resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market, including by establishing a flight meta-search product ("Google Flights") and a hotel meta-search product ("Google Hotel Ads") that are growing rapidly, as well as its "Book on Google" reservation functionality and its Google Trips app.

We currently, or may in the future, compete with a variety of companies, including:

•
online travel reservation services such as Expedia, Hotels.com, Hotwire, Orbitz, Travelocity, Wotif, Cheaptickets, ebookers, HotelClub, RatesToGo and CarRentals.com, which are owned by Expedia Group; Hotel Reservation Service (HRS) and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, CarTrawler, Ctrip (in which we hold a minority interest), and Trip.com (which is owned by Ctrip), Tongcheng-eLong (in which Ctrip holds a significant minority interest), ezTravel (in which Ctrip holds a majority interest), Meituan Dianping (in which we hold a small minority interest), MakeMyTrip, Traveloka (in which Expedia Group holds a minority interest), Webjet, Rakuten, Jalan (which is owned by Recruit), Despegar/Decolar (in which Expedia Group holds a minority interest), Fliggy (which is owned by Alibaba), HotelTonight, CheapOair and eDreams ODIGEO;

•
online accommodation search and/or reservation services, such as Airbnb, HomeAway (which is owned by Expedia Group), Tujia (in which Ctrip and Expedia Group hold investments) and Xiaozhu, currently focused primarily on alternative accommodations, including individually owned properties such as homes and apartments;

•	large online companies, including search, social networking and marketplace companies such as Google, Facebook, Alibaba, Tencent, Amazon and Baidu;

•
traditional travel agencies, travel management companies, wholesalers and tour operators, many of which combine physical locations, telephone services and online services, such as Carlson Wagonlit, American Express, BCD Travel, Egencia (which is owned by Expedia Group), Concur (which is owned by SAP), Thomas Cook, TUI, and Hotelbeds Group, as well as thousands of individual travel agencies around the world;

•
travel service providers such as accommodation providers, rental car companies and airlines, many of which have their own branded online platforms to which they drive business, including large hotel chains such as Marriott International, Hilton and Intercontinental Hotel Group and emerging hotel chains such as OYO Rooms, as well as joint efforts by travel service providers such as Room Key, an online hotel reservation service owned by several major hotel companies;

•
online travel search and price comparison services (generally referred to as "meta-search" services), such as Google Flights, Google Hotel Ads, TripAdvisor, trivago (in which Expedia Group holds a majority interest), Qunar (which is controlled by Ctrip) and Skyscanner (in which Ctrip holds a majority interest);

•
online restaurant reservation services, such as TripAdvisor's LaFourchette, Yelp's SeatMe, Zomato, Bookatable (which is owned by Michelin), Quandoo (which is owned by Recruit) and Resy (in which Airbnb holds a minority interest);

•
companies offering new rental car business models or car- or ride-sharing services that affect demand for rental cars, some of which have developed innovative technologies to improve efficiency of point-to-point transportation and extensively utilize mobile platforms, such as Uber, Lyft, Gett, Zipcar (which is owned by Avis), Turo, BlaBlaCar, Didi Chuxing (in which we hold a small minority interest), Grab (in which we hold a small minority interest), Go-Jek and Ola; and

•
companies offering technology services and software solutions to travel service providers, including large global distribution systems, or GDSs, such as Amadeus, Sabre and Travelport, and hospitality software platforms, such as Oracle and Shiji.

Google, the world's largest search engine and one of the world's largest companies and other large, established companies with substantial resources and expertise in developing online commerce and facilitating internet traffic offer travel or travel-related search, meta-search and/or reservation booking services and may create additional inroads into online travel. Google's travel meta-search services, Google Hotel Ads and Google Flights, are growing rapidly and have achieved significant market share in a relatively short time. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., accommodations, rental car companies or airlines), online travel company ("OTC") and other online platforms and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTCs or other online platforms, which could lead to travel service providers or others gaining a larger share of search traffic. Google leverages its general search business to promote its meta-search offerings by showing meta-search results at the top of its organic search results. Further, TripAdvisor and trivago, two other leading meta-search companies, support their meta-search services with significant brand and performance marketing. Through our KAYAK meta-search service, we compete directly with these and other meta-search services. If we are unable to compete with these companies, our business and results of operations could be harmed.

Consumers may favor travel services offered by meta-search platforms or search companies over OTCs, which could reduce traffic to our travel reservation platforms, increase consumer awareness of our competitors' brands and services and increase our marketing and other customer acquisition costs. To the extent any such consumer behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in revenues from our KAYAK meta-search business to offset any related decrease in revenues or increase in marketing and other customer acquisition costs experienced by our OTC brands. Further, meta-search services may evolve into more traditional OTCs by offering consumers the ability to make travel reservations directly through their platforms. For example, TripAdvisor allows consumers to make a reservation at some accommodations while staying on TripAdvisor through its "Instant Booking" offering, which includes participation by many of the leading global hotel chains.  We have been participating in Instant Booking since 2015, however such participation may not result in substantial incremental bookings and could cannibalize business that would otherwise come to us through other ad offerings on TripAdvisor, directly (including after a consumer first visits TripAdvisor) or through other channels, some of which may be more profitable to us than reservations generated through Instant Booking. To the extent consumers book travel services through a service such as TripAdvisor's Instant Booking, Google's "Book on Google," a meta-search website or directly with a travel service provider after visiting a meta-search platform or using a meta-search utility on a traditional search engine without using an OTC like us, or if meta-search services limit our participation within their search results or evolve into more traditional OTCs, we may need to increase our marketing or other customer acquisition costs to maintain or grow our reservation bookings and our business and results of operations could be adversely affected.

There has been a proliferation of new channels through which accommodation providers can offer reservations.  For example, companies such as Airbnb and HomeAway (which is owned by Expedia Group) offer services providing alternative accommodation property owners, particularly individuals, an online place to list their accommodations where travelers can search and book such properties and compete directly with our alternative accommodation services. In addition, Airbnb offers some hotel reservations through its online platforms. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its platform.  Some of our competitors and potential competitors offer a variety of online services, such as food delivery, shopping, gaming or search services, many of which are used by consumers more frequently than online travel services. As a result, a competitor or potential competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost-effectively acquire customers for its online travel services than we can. For example, some competitors or potential competitors with more frequent online interactions with consumers are seeking to create "super-apps" where consumers can use many online services without leaving that company's app, in particular in markets such as Asia where online activity (including e-commerce) is conducted primarily through apps on mobile devices. If any of these platforms are successful in offering services similar to ours to consumers who would otherwise use our platforms or if we are unable to offer our services to consumers within these super-apps, our customer acquisition efforts could be less effective and our customer acquisition costs, including our brand and performance marketing expenses, could increase, either of which would harm our business and results of operations.

Although we believe that providing an extensive collection of properties, excellent customer service and an intuitive, easy-to-use consumer experience are important factors influencing a consumer's decision to make a reservation, for many consumers, particularly in certain markets, the price of the travel service is the primary factor determining whether a consumer will book a reservation. As a result, it is increasingly important to offer travel services, such as accommodation reservations, at competitive prices, whether through discounts, coupons, closed-user group rates or loyalty programs, or otherwise. Discounting and couponing coupled with a high degree of consumer shopping behavior is particularly common in Asian markets. In some cases, our competitors are willing to make little or no profit on a transaction, or offer travel services at a loss, in order to gain market share. As a result, in certain markets we may need to provide discounts or other incentives in order to be competitive, which may make it difficult for us to maintain or grow market share and to maintain historical profit margins. If we are unable to effectively compete in these markets, our market share, business and results of operations could be materially adversely affected.

Travel service providers, including hotel chains, rental car companies and airlines with which we conduct business, compete with us in online channels to drive consumers to their own platforms in lieu of third-party distributors such as us. Travel service providers may charge lower prices and, in some instances, offer advantages such as loyalty points or special discounts to members of closed user groups (such as loyalty program participants or consumers with registered accounts), any of which could make their offerings more attractive to consumers than our services. For example, many large hotel chains have instituted additional initiatives, such as increased discounting and incentives, to encourage consumers to book accommodations directly through their online platforms. We also offer various incentives to consumers and may need to offer additional or increased advantages to maintain or grow our reservation bookings, which could adversely impact our profitability. Further, consolidation among travel service providers, such as Marriott International's acquisition of Starwood Hotels & Resorts in 2017, could result in lower rates of commission paid to OTCs, increased discounting and greater incentives for consumers to join closed user groups as such travel service providers expand their offerings. If we are not as effective as our competitors (including hotel chains) in offering discounted prices to closed user groups or if we are unable to entice members of our competitors' closed user groups to use our services, our ability to grow and compete could be harmed.

We are exposed to fluctuations in currency exchange rates.
We conduct a substantial majority of our business outside the United States but we report our results in U.S. Dollars. As a result, we face exposure to movements in currency exchange rates as the financial results of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. When the U.S. Dollar strengthens against other currencies in which we transact, as it generally did in 2015, our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses and net income are lower as expressed in U.S. Dollars. When the U.S. Dollar weakens against other currencies in which we transact, as it generally did in 2017 and 2018, our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses and net income are higher as expressed in U.S. Dollars.
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
We derive a substantial portion of our revenues, and have significant operations, outside the United States. Our international businesses include the Netherlands-based accommodation reservation service Booking.com (including Rentalcars.com, based in the United Kingdom, which began operating as part of Booking.com on January 1, 2018), the Asia-based accommodation reservation service agoda and, to a lesser extent, KAYAK's international meta-search services and OpenTable's international restaurant reservation business. Our international OTC operations have historically achieved significant year-over-year growth in their gross bookings, in particular with respect to their accommodation reservation services. These growth rates, which have contributed significantly to our growth in consolidated revenues and earnings, have generally declined, a trend we expect to continue as the absolute level of our gross bookings increases. Other factors may also slow the growth rates of our international businesses, including, for example, worldwide or regional economic conditions, strengthening of the U.S. Dollar versus the Euro, the British Pound Sterling and other currencies, declines in ADRs, increases in cancellations, adverse changes in travel market conditions and the competitiveness of the market. Any decline in the growth rates of our international businesses would have a negative impact on our revenue and earnings growth rates and, as a consequence, our stock price.
Our strategy involves continued expansion throughout the world. Many regions have different economic conditions, customs, languages, currencies, consumer expectations, levels of consumer acceptance and use of the internet for commerce, legislation, regulatory environments (including labor laws and customs), tax laws and levels of political stability, and we are subject to associated risks typical of international businesses. International markets may have strong local competitors with an established brand and travel service provider or restaurant relationships that may make expansion in that market difficult and costly and take more time than anticipated. In addition, compliance with legal, regulatory or tax requirements in multiple jurisdictions places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences. In some markets such as China, legal and other regulatory requirements may prohibit or limit participation by foreign businesses, such as by making foreign ownership or management of internet or travel-related businesses illegal or difficult, or may make direct participation in those markets uneconomic, which could make our entry into and expansion in those markets difficult or impossible, require that we work with a local partner or result in higher operating costs. If we are unsuccessful in expanding in new and existing markets and effectively managing that expansion, our business and results of operations could be adversely affected.
Certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall profit margins as these markets increase in size over time. Also, we intend to continue to invest in adding accommodations available for reservation on our platforms, such as hotels, motels, resorts, homes, apartments and other unique places to stay, however the growth rate of our accommodations may vary in part as a result of removing accommodations from our platforms from time to time. Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because alternative accommodations are often either a single unit or a small collection of independent units, these properties generally represent more limited booking opportunities than hotels, motels and resorts, which generally have more units to rent per property. Further, alternative accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors or may not be available at peak times due to use by the property owners, and we may also experience lower profit margins with respect to these properties due to certain additional costs related to offering these accommodations on our platforms. As we increase our alternative accommodation business, these different characteristics could negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our platforms, we expect that our gross bookings growth rate and property growth rate will continue to diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of alternative accommodation properties increases, the number of reservations per property will likely continue to decrease.
In addition, as our alternative accommodation reservation business grows, we may incur increasing numbers of complaints related to non-existent properties or properties that are significantly different than as described in the listing, as well as claims of liability based on events occurring at such properties such as robbery, injury, death and other similar events. Such complaints or claims could result in negative publicity and increased costs, which could adversely affect our reputation, business and results of operations. Further, the regulatory environment related to some alternative accommodations such as homes and apartments is evolving, and laws, regulations or property association rules could impose restrictions or burdens on these property owners and managers that limit or negatively affect their ability to rent their properties. Some jurisdictions have adopted or are considering statutes or ordinances that prohibit owners and managers from renting certain properties for fewer than a stated number of consecutive days or for more than an aggregate total number of days per year or that require owners or managers to obtain a license to rent their properties. In addition, several jurisdictions have adopted or are considering adopting statutes or ordinances requiring online platforms that list certain alternative accommodations to obtain a license to list such accommodations and/or to comply with other restrictions or requirements. This dynamic regulatory environment requires significant time and resources and could negatively impact the growth and/or size of our alternative accommodation reservation business.
We believe that the increase in the number of accommodation providers that participate on our platforms, and the corresponding access to accommodation room nights, has been a key driver of the growth of our accommodation reservation business. The growth in our accommodation bookings typically makes us an attractive source of consumer demand for our accommodation providers. However, accommodation providers may wish to limit the amount of business that flows through a single distribution channel. Also, certain jurisdictions, particularly in Europe, are considering regulations intended to address the issue of "overtourism," including by restricting accommodation offerings in city centers or near popular tourist destinations, such as by restricting construction of new hotels or the renting of homes or apartments. Such restrictions could also include limiting the number of tourists permitted to visit and stay near popular areas during peak seasons or as a general matter. As a result, we may experience constraints on the number of listings, or accommodation room nights, actually available to us, which could negatively impact our growth rate and results of operations.
The number of our employees worldwide has grown from approximately 9,500 at December 31, 2013 to approximately 24,500 at December 31, 2018, which growth is mostly comprised of hires by our international operations. We may not be able to hire, train, retain, motivate and manage required employees, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and internal control and financial reporting functions. Our current and planned employees, systems, procedures and controls may not be adequate to support and effectively manage this growth and our future operations, especially as we employ employees in multiple geographic locations around the world. Any implementation of new systems could be disruptive and/or costly or we may experience difficulty successfully integrating new systems into existing systems or migrating to new systems from existing systems, any of which could adversely affect our business and results of operations.
We rely on performance and brand marketing channels to generate a significant amount of traffic to our platforms and grow our business.
We believe that maintaining and strengthening our brands are important aspects of our efforts to attract and retain customers. We have invested considerable money and resources in the establishment and maintenance of our brands, and we will continue to invest resources in brand marketing and other brand building efforts to preserve and enhance consumer awareness of our brands. In addition, effective performance marketing has been an important factor in our growth, and we believe it will continue to be important to our future success. As our competitors spend increasingly more on advertising and other marketing efforts, we are required to spend more in order to maintain our brand recognition and, in the case of performance marketing, to maintain and grow traffic to our platforms through performance marketing channels. We may not be able to successfully maintain or enhance consumer awareness and acceptance of our brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. For instance, we have observed increased brand marketing by OTCs, meta-search services and travel service providers, particularly in North America and Europe, which may make our brand marketing efforts more expensive and less effective. If we are unable to maintain or enhance consumer awareness and acceptance of our brands in a cost-effective manner, our business, market share and results of operations would be materially adversely affected.
Our online performance marketing efficiency, expressed as performance marketing expense as a percentage of revenues, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs-per-click and reduce our performance marketing efficiency. We use third-party websites, including online search engines (primarily Google), meta-search and travel research services and affiliate marketing as the primary means of generating traffic to our websites. Growth of some of these channels has slowed. Our performance marketing expense has increased significantly and our performance marketing efficiency has declined in recent years, a trend we expect to continue, though the rate of decrease may fluctuate and there may be periods of stable or increasing ROIs from time to time. Further, at times we may pursue a strategy of increasing performance marketing ROIs, which could negatively affect our gross bookings and revenue growth rates. When evaluating our performance marketing spend, we consider several factors for each channel, such as the customer experience on the advertising platform, the incrementality of the traffic we receive and the anticipated repeat rate from a particular platform, as well as other factors. Pursuing a strategy of improving performance marketing ROIs, as we did beginning in the third quarter of 2017 and continuing through 2018, along with factors such as competitors' actions in the bidding environment, the amount of marketing invested by these channels to generate demand and overall performance marketing platform traffic growth trends, which have shown volatility and long-term deceleration of growth rates, may also impact growth rates for performance marketing channels. Any reduction in our performance marketing efficiency could have an adverse effect on our business and results of operations, whether through reduced revenues or revenue growth, or through performance marketing expenses increasing faster than revenues and thereby reducing margins and earnings growth.
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
The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new service announcements, introductions and enhancements and changing consumer demands and preferences. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the progress of technology adoption in various markets, including the continuing adoption of the internet and online commerce in certain geographies and the emergence and growth of the use of smartphones and tablets for mobile e-commerce transactions, including through the increasing use of mobile apps. New developments in other areas, such as cloud computing, could make entering our markets easier for competitors due to lower upfront technology costs. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services and online platforms to evolving industry standards and local preferences and to continually innovate and improve the performance, features and reliability of our services and online platforms in response to competitive service offerings and the evolving demands of the marketplace. In particular, it is increasingly important for us to effectively offer our services on mobile devices through mobile apps and mobile-optimized websites and to tailor our services to varying devices and platforms. Any failure by us to successfully develop and achieve consumer adoption of our mobile platforms would have a material and adverse effect on our growth, market share, business and results of operations. Further, to the extent mobile devices or platforms enable users to block advertising content on their devices or platforms, our advertising revenue and our ability to market our brands and acquire new consumers may be negatively affected. We believe that ease-of-use, comprehensive functionality and the look and feel of our mobile platforms are increasingly competitively critical as consumers obtain more of their travel and restaurant services through mobile devices and platforms. As a result, we intend to continue to spend significant resources maintaining, developing and enhancing our mobile platforms and other technologies and platforms. However, these efforts may not be successful in retaining and attracting new customers, which would harm our business and results of operations. Further, technical innovation often results in bugs, vulnerabilities and other system failures. Any such bug, vulnerability or failure, especially in connection with a significant technical implementation or change, could result in lost business, harm to our brand or reputation, consumer complaints and other adverse consequences, any of which could adversely affect our business and results of operations.
We believe that another critical component to our future success will be our ability to offer alternative payment solutions to consumers even when those payment solutions may not be accepted by the travel service provider or restaurant. Alternate payment providers such as Alipay, Paytm and WeChat Pay operate closed-loop payments systems with direct connections to both consumers and merchants. In many markets, particularly in Asia where credit cards are not readily available and/or e-commerce is largely carried out through mobile devices, these and other emerging alternate payment methods are the exclusive or preferred means of payment for many consumers. Therefore, if we are unable to offer consumers their preferred method of payment by integrating new or emerging payment methods into our platforms, we may not be able to effectively offer our services to these consumers, which would limit our growth opportunities in these markets and our business and results of operations could be harmed.
Furthermore, as the overall size of our business continues to grow, the competitive pressure to innovate will encompass a wider range of services and technologies, including services and technologies that may be outside of our historical core business, and our ability to keep pace may slow. Our current and potential competitors range from large and established companies to emerging start-ups. Emerging start-ups may be able to innovate and focus on developing a particularly new product or service faster than we can or may foresee consumer need for new services or technologies before us. Some of our larger competitors or potential competitors have more resources or more established or varied relationships with consumers than we do, and they could use these advantages in ways that could affect our competitive position, including by making acquisitions, entering or investing in travel reservation businesses, investing in research and development, and competing aggressively for highly-skilled employees. For example, because consumers often utilize other online services more frequently than online travel services, a competitor or potential competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost effectively acquire consumers for its online travel services than we can.
In addition, the widespread adoption of new internet, networking or telecommunications technologies or other technological changes (including new devices and services, such as Amazon's Echo and Alexa and Google Home, developing technologies, such as artificial intelligence, chatbot and virtual reality technologies, and the creation of "super-apps" where consumers can use many online services without leaving a particular app) could require us to incur substantial expenditures to modify or adapt our services or infrastructure to those new technologies, which could adversely affect our results of operations or financial condition. Any failure to implement or adapt to new technologies in a timely manner or at all could adversely affect our ability to compete, increase our consumer acquisition costs or otherwise adversely affect our business, and therefore adversely affect our brand, market share and results of operations.
Our processing, storage, use and disclosure of personal data exposes us to risks of internal or external security breaches and could give rise to liabilities and/or damage to reputation.
The security of data when engaging in electronic commerce is essential to maintaining consumer and travel service provider confidence in our services. Cyberattacks by individuals, groups of hackers and state-sponsored organizations are increasing in frequency and sophistication and are constantly evolving. Any security breach whether instigated internally or externally on our systems or third-party systems could significantly harm our reputation and therefore our business, brand, market share and results of operations. We currently require consumers who use certain of our services to guarantee their offers with their credit card. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data and prevent unauthorized access to our data or accounts. It is possible that computer circumvention capabilities, new discoveries or advances or other developments, including our own acts or omissions, could result in a compromise or breach of consumer data. For example, third parties may attempt to fraudulently induce employees, travel service provider partners or consumers to disclose user names, passwords or other sensitive information ("phishing"), which may in turn be used to access our information technology systems or to defraud our partners or consumers. Third parties may also attempt to takeover consumer accounts by using passwords, usernames and other personal information obtained elsewhere to attempt to login to consumer accounts on our platforms. We have experienced targeted and organized phishing and account takeover attacks and may experience more in the future. These risks are likely to increase as we expand our offerings, integrate our products and services, and store and process more data, including personal information. Our efforts to protect information from unauthorized access may be unsuccessful or may result in the rejection of legitimate attempts to book reservations through our services, any of which could result in lost business and materially adversely affect our business, reputation and results of operations.
Our existing security measures may not be successful in preventing security breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal consumer information or transaction data or other proprietary information. In the last few years, several major companies experienced high-profile security breaches that exposed their systems and information and/or their consumers' or employees' personal information, and it is expected that these types of events will continue to occur. We expend significant resources to protect against security breaches, and regularly increase our security-related expenditures to maintain or increase our systems' security. We have experienced and responded to cyberattacks, which we believe have not had a significant impact on the integrity of our systems or the security of data, including customer data maintained by us. These issues are likely to become more difficult to manage as we expand the number of places where we operate and the number and variety of services we offer, and as the tools and techniques used in such attacks become more advanced. Security breaches could result in severe damage to our information technology infrastructure, including damage that could impair our ability to offer our services or the ability of consumers to make reservations or conduct searches through our services, as well as loss of consumer, financial or other data that could materially and adversely affect our ability to conduct our business, satisfy our commercial obligations or meet our public reporting requirements in a timely fashion or at all. Security breaches could also result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, subject us to regulatory penalties and sanctions, or cause consumers to lose confidence in our security and choose to use the services of our competitors, any of which would have a negative effect on our brands, market share, results of operations and financial condition. Our insurance policies have coverage limits and may not be adequate to reimburse us for all losses caused by security breaches.

We also face risks associated with security breaches affecting third parties conducting business over the internet. Consumers generally are concerned with security and privacy on the internet, and any publicized security problems could negatively affect consumers' willingness to provide private information or effect online commercial transactions generally, including through our services. Some of our business is conducted with third-party marketing affiliates, which may generate travel reservations through our infrastructure or through other systems. Additionally, consumers using our services could be affected by security breaches at third parties such as travel service providers, payroll providers, health plan providers, payment processors or GDSs upon which we rely. A security breach at any such third-party marketing affiliate, travel service provider, payment processor, GDS or other third party on which we rely, such as the security breach experienced by Sabre in May 2017, could be perceived by consumers as a security breach of our systems and in any event could result in negative publicity, subject us to notification requirements, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose us to liability.
In our processing of travel transactions, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, such as the European Union's Data Protection Directive and variations and implementations of that directive in the member states of the European Union. The European Union's General Data Protection Regulation (the "GDPR"), which went into effect in May 2018, is designed to unify data protection within the European Union under a single law, which has resulted and will continue to result in significantly greater compliance burdens and costs for us.  Under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, could be imposed. The California Consumer Privacy Act was also recently passed and creates new data privacy rights for users effective in 2020. In 2016, the European Union and the United States established a data transfer framework called the E.U.-U.S. Privacy Shield, but it is currently subject to legal challenge. Other jurisdictions continue to consider adopting or may adopt similar data protection regulations. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. While we have invested and continue to invest significant resources to comply with the GDPR and other privacy regulations, many of these regulations (including the GDPR) are new, extremely complex and subject to interpretation. Non-compliance with these laws could result in negative publicity, damage to our reputation, penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
We are also subject to payment card association rules and obligations under our contracts with payment card processors. Under these rules and obligations, if information is compromised, we could be liable to payment card issuers for associated expenses and penalties. In addition, if we fail to follow payment card industry security standards, even if no consumer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs.
Our business could be negatively affected by changes in online search and meta-search algorithms and dynamics or traffic-generating arrangements.
We use Google to generate a significant portion of the traffic to our platforms, and, to a lesser extent, we use other search and meta-search services to generate traffic to our platforms, principally through pay-per-click marketing campaigns. The pricing and operating dynamics on these search and meta-search platforms can experience rapid change commercially, technically and competitively. For example, Google frequently updates and changes the logic which determines the placement and display of results of a consumer's search, such that the placement of links to our platforms can be negatively affected and our costs to improve or maintain our placement in search results can increase. In June 2017, the European Commission fined Google 2.4 billion Euros for breaching European Union antitrust rules by giving its comparison shopping service priority placement in Google search results. Google has appealed the European Commission's decision, and it is not yet clear how or whether the decision will affect Google's ranking of its travel meta-search services (Google Flights and Google Hotel Ads) in Google search results. Changes by Google in how it presents travel search results, including its promotion of its travel meta-search services, or the manner in which it conducts the auction for placement among search results, may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our platforms, which in turn would have an adverse effect on our business, market share and results of operations. Similarly, changes by our other search and meta-search partners in how they present travel search results or the manner in which they conduct the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our platforms. In addition, if travel search traffic declines or grows less quickly than in the past, our ability to efficiently generate traffic to our platforms through performance marketing on general search platforms may be adversely affected, which could have an adverse effect on our business and results of operations.
In addition, we purchase online traffic from a number of other sources, including some operated by our competitors, in the form of pay-per-click arrangements that can be terminated with little or no notice. If one or more of such arrangements is terminated, our business, market share and results of operations could be adversely affected. We rely on various third-party distribution channels (i.e., marketing affiliates) to distribute accommodation, rental car and airline ticket reservations. Should one or more of such third parties cease distribution of reservations made through us, or suffer deterioration in its search or meta-search ranking, due to changes in search or meta-search algorithms or otherwise, our business, market share and results of operations could be negatively affected.
System capacity constraints, system failures or "denial-of-service" or other attacks could harm our business.
We have experienced rapid growth in consumer traffic to our online platforms, the number of accommodations on our extranets and the geographic breadth of our operations. If our systems cannot be expanded to cope with increased demand or fail to perform, we could experience unanticipated disruptions in service, slower response times, decreased customer service and customer satisfaction and delays in the introduction of new services, any of which could impair our reputation, damage our brands and materially and adversely affect our results of operations. Further, as an online business, we are dependent on the internet and maintaining connectivity between ourselves and consumers, sources of internet traffic, such as Google, and our travel service providers and restaurants. As consumers increasingly turn to mobile devices, we also become dependent on consumers' access to the internet through mobile carriers and their systems. Disruptions in internet access, such as the denial of service attack against Dyn in October 2016 that resulted in a service outage for several major internet companies, whether generally, in a specific market or otherwise, especially if widespread or prolonged, could materially adversely affect our business and results of operations. While we do maintain redundant systems and hosting services, it is possible that we could experience an interruption in our business, and we do not carry business interruption insurance sufficient to compensate us for all losses that may occur.
Our computer hardware for operating our services is currently located at hosting facilities around the world. These systems and operations are vulnerable to damage or interruption from human error, computer viruses, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, terrorism and similar misconduct. Despite any precautions we may take, the occurrence of any disruption of service due to any such misconduct, natural disaster or other unanticipated problems at such facilities, or the failure by such facilities to provide our required data communications capacity could result in lengthy interruptions or delays in our services. Any system failure that causes an interruption or delay in service could impair our reputation, damage our brands, result in lost business or result in consumers choosing to use a competitive service, any of which could have a material adverse effect on our business and results of operations.
Our existing security measures may not be successful in preventing attacks on our systems, and any such attack could cause significant interruptions in our operations. For instance, from time to time, we have experienced "denial-of-service" type attacks on our systems that have made portions of our websites slow or unavailable for periods of time. There are numerous other potential forms of attack, such as "phishing" (where a third party attempts to infiltrate our systems or acquire information by posing as a legitimate inquiry or electronic communication), account takeover attacks, SQL injection (where a third party attempts to insert malicious code into our software through data entry fields in our websites in order to gain control of the system) and attempting to use our websites as a platform to launch a "denial-of-service" attack on another party, each of which could cause significant interruptions in our operations and potentially adversely affect the value of our brands, operations and results of operations or involve us in legal or regulatory proceedings. We expend significant resources in an attempt to prepare for and mitigate the effects of any such attacks. Reductions in the availability and response time of our online services could cause loss of substantial business volumes during the occurrence of any such attack on our systems and measures we may take to divert suspect traffic in the event of such an attack could result in the diversion of bona fide customers. These issues are likely to become more difficult to manage as we expand the number of places where we operate and the variety of services we offer, and as the tools and techniques used in such attacks become more advanced. Successful attacks could result in negative publicity, damage our reputation and prevent consumers from booking travel services, researching travel services or making restaurant reservations through us during the attack, any of which could cause consumers to use the services of our competitors, which would have a negative effect on the value of our brands, our market share, business and results of operations.
We rely on certain third-party computer systems and third-party service providers, including GDSs and computerized central reservation systems of the accommodation, rental car and airline industries in connection with providing some of our services. Any damage to, breach of or interruption in these third-party services and systems or deterioration in their performance could prevent us from booking related accommodation, rental car and airline reservations and have a material adverse effect on our business, brands and results of operations. Our agreements with some third-party service providers are terminable upon short notice and often do not provide recourse for service interruptions. In the event our arrangement with any such third party is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms and, as a result, it could have a material adverse effect on our business and results of operations.
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
We do not have a completely formalized or comprehensive disaster recovery plan in every geographic region in which we conduct business. In the event of certain system failures, we may not be able to switch to back-up systems immediately and the time to full recovery could be prolonged. Like many online businesses, we have experienced system failures from time to time. In addition to placing increased burdens on our engineering staff, these outages create a significant amount of consumer questions and complaints that need to be addressed by our customer support employees. Any unscheduled interruption in our service could result in an immediate loss of revenues that could be substantial, increase customer service costs, harm our reputation and result in some consumers switching to our competitors. If we experience frequent or persistent system failures, our reputation and brand could be permanently and significantly harmed. We have taken and continue to take steps to increase the reliability and redundancy of our systems. These steps are expensive, may reduce our margins and may not be successful in reducing the frequency or duration of unscheduled downtime.
We use both internally developed systems and third-party systems to operate our services, including transaction processing, order management and financial systems. If the number of consumers using our services increases substantially, or if critical third-party systems stop operating as designed, we will need to significantly expand and upgrade our technology, transaction processing systems, financial and accounting systems and other infrastructure. We may not be able to upgrade our systems and infrastructure to accommodate such conditions in a timely manner, and, depending on the systems affected, our transactional, financial and accounting systems could be impacted for a meaningful amount of time before upgrade, expansion or repair.
Consumer adoption and use of mobile devices creates challenges and may enable device companies such as Google and Apple to compete directly with us.
Widespread adoption of mobile devices, such as the iPhone, Android-enabled smartphones, and tablets such as the iPad, coupled with the web browsing functionality and development of thousands of useful apps available on these devices, is driving substantial online traffic and commerce to mobile platforms. We have experienced a significant shift of business, both direct and indirect, to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Some competitors offer last-minute discounts for mobile accommodation reservations. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. The revenues earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay, have lower ADRs and are not made as far in advance. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple apps from multiple companies providing a similar service and instead prefer to use one or a limited number of apps for their mobile travel and restaurant research and reservation activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important. Our mobile offerings have received generally strong reviews and are driving a material and increasing share of our business. We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer. As a result, it is increasingly important for us to develop and maintain effective mobile platforms to provide consumers with an appealing, easy-to-use mobile experience. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile offerings are not used by consumers, we could lose market share and our business, future growth and results of operations could be adversely affected.
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
Apple, the producer of, among other things, the iPhone and iPad, obtained a patent for "iTravel," a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple's iPhone operating system includes "Wallet," a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and, along with iTravel, may be indicative of Apple's intent to enter the travel reservations business in some capacity. Apple has substantial market share in the smartphone market and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps and has access to greater resources than we have. Apple may use or expand iTravel, Wallet, Siri (Apple's voice recognition "concierge" service), Apple Pay (Apple's mobile payment system) or another mobile app or functionality as a means of entering the online travel reservations marketplace. To the extent Google or Apple use their mobile operating systems, app distribution channels or, in the case of Google, search services, to favor their own travel service offerings, our business and results of operations could be harmed.
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
Although we believe that our tax filing positions are reasonable and comply with applicable law, we regularly review our tax filing positions, especially in light of tax law or business practice changes, and may change our positions or determine that previous positions should be amended, either of which could result in additional tax liabilities. The final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. To date, we have been audited in many taxing jurisdictions with no significant impact on our results of operations. If future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our results of operations, financial condition and cash flows. For example, Booking.com is the subject of tax proceedings in France and has been assessed approximately 356 million Euros, the majority of which would represent penalties and interest, by the French tax authorities. We believe that Booking.com has been, and continues to be, in compliance with French tax law, and we are contesting the assessments. In January 2019, we were required to pay the 356 million Euro assessments in order to preserve our right to contest the assessments in court, though the payment is not an admission that we owe the taxes. See Note 14 to our Consolidated Financial Statements for more information regarding certain tax contingencies.
In general, governments are increasingly focused on ways to increase tax revenues, which has contributed to an increase in audit activity, more aggressive positions taken by tax authorities, more time and difficulty to resolve any audits or disputes and an increase in new tax legislation.  Any such additional taxes or other assessments may be in excess of our current tax provisions or may require us to modify our business practices in order to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on our business, results of operations and financial condition.

In December 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted into law in the United States. The Tax Act made significant changes to U.S. federal tax law, including a reduction in the U.S. federal statutory tax rate from 35% to 21%, effective January 1, 2018, and exempts from U.S. federal income tax international profits distributed to the United States. The Tax Act imposed a one-time mandatory deemed repatriation tax on unremitted accumulated international earnings, to be paid over eight years. As a result, our international cash and investments, as well as future cash generated by our international operations, can be repatriated to the United States without further U.S. federal income tax.
The Tax Act also includes provisions, effective after December 31, 2017, allowing the immediate write-off of the cost of certain investments in depreciable assets, imposing a limit on the deduction for net interest expense, changing the deductibility of covered officer compensation and changing the rules on the use of net operating losses. The Tax Act introduced a tax on 50% of global intangible low-taxed income, which is income determined to be in excess of a specified routine rate of return. The Tax Act further introduced a base erosion and anti-abuse tax ("BEAT") aimed at preventing the erosion of the U.S. tax base and a new tax deduction with respect to certain foreign-derived intangible income. We continue to assess the application of BEAT to our operations. If we are unable to operate our business so that BEAT does not impact us, our effective tax rate, results of operations and cash flows would be materially adversely affected.

The tax law changes made by the Tax Act are broad and complex, and there are significant uncertainties about how the Tax Act will be interpreted at both the U.S. federal and state levels. The interpretation and implementation of the Tax Act and regulations, rules or guidance that have or may be adopted under, or result from, the Tax Act could have a material impact on our business.
Additionally, there have been significant changes made and proposed to international tax laws that increase the complexity, burden and cost of tax compliance. The Organisation for Economic Co-operation and Development ("OECD") initiated the "base erosion and profit shifting" ("BEPS") project to ensure international tax standards keep pace with changes in global business practices and to address situations where multinational businesses may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions in which the profit generating activities take place. In connection with the BEPS project, the OECD issued "final reports" that propose 15 actions the OECD determined are needed to address base erosion and profit shifting, including: (a) enhancing transparency through the sharing of tax information between countries; (b) prescribing standardized country-by-country reporting and other documentation requirements aimed at identifying where profits, tax and economic activities occur; (c) preventing harmful tax practices including the use of preferential tax regimes; (d) modernizing the OECD's transfer pricing rules related to intangibles; (e) changing the definition of permanent establishment to prevent artificial avoidance of tax nexus; and (f) limiting tax base erosion through interest deductions and other financial payments. The measures have, among other things, resulted in the development of a multilateral instrument ("MLI") to incorporate and facilitate changes to tax treaties. A number of countries have signed the MLI. The OECD is working towards a consensus-based solution by 2020 to the challenges of the digitalization of the economy. In January 2019, the OECD published a policy document that outlines two broad pillars under which these challenges will be evaluated. The first pillar covers how existing rules allocating taxing rights to jurisdictions might be changed to address the changes digitalization has brought to the world economy. This pillar will also include a re-examination of nexus rules (i.e., how to determine the connection a business has with a particular jurisdiction) and the rules applied to determine how much profit should be allocated to the jurisdiction. The second pillar will consider taxing rights that will strengthen the ability of one jurisdiction to tax profits where the other jurisdiction with taxing rights applies a low effective rate of tax. In March 2018, the European Commission, also working on determining a solution to the tax treatment of the digital economy, released two draft directives on the Taxation of the Digital Economy. Although these proposals were not approved, a number of E.U. member states have indicated they will unilaterally introduce a digital services tax. For example, the United Kingdom has proposed legislation to implement a digital services tax that, if enacted, would become effective in 2020 and would impose a 2% tax on revenue earned by larger companies from U.K. users of digital services. Similarly, Spain submitted a digital services tax bill to its parliament for approval in January 2019 that is closely modeled after the E.U. proposal and would tax digital services at 3%.
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
We are also subject to non-income-based taxes, such as value-added, payroll, sales, use, excise, net worth, property, hotel occupancy and goods and services taxes. We refer generally to taxes on travel transactions (e.g., value-added taxes, sales taxes, excise taxes, hotel occupancy taxes, etc.) as "travel transaction taxes." From time to time, we are under audit or investigation by tax authorities or involved in legal proceedings related to these non-income-based taxes or we may revise or amend our tax positions, which may result in additional non-income-based tax liabilities. A number of jurisdictions in the United States have initiated lawsuits against online travel companies, including us, related to, among other things, the payment of certain travel transaction taxes (such as hotel occupancy taxes) that could include historical taxes that are claimed to be owed, interest, penalties, punitive damages and/or attorney's fees and costs. In addition, a number of U.S. states, counties and municipalities have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes. Additional U.S. state and local jurisdictions may assert that we are subject to, among other things, travel transaction taxes and could seek to collect such taxes, either retroactively, prospectively or both. Jurisdictions could also seek to amend their tax statutes in order to collect travel transaction taxes from us on a prospective basis. Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings. Adverse tax decisions could have a material adverse effect on our business, margins, cash flows and results of operations. An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries. In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorneys' fees and costs.

We may not be able to maintain our "Innovation Box Tax" benefit.
The Netherlands corporate income tax law provides that income generated from qualifying innovative activities is taxed at the rate of 7% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings currently qualifies for Innovation Box Tax treatment. In the year ended December 31, 2018, the Innovation Box Tax benefit reduced our consolidated income tax expense by $435 million.
In order to be eligible for Innovation Box Tax treatment, Booking.com must, among other things, apply for and obtain a research and development (R&D) certificate from a Dutch governmental agency every six months confirming that the activities that Booking.com intends to be engaged in over the subsequent six-month period are "innovative." The R&D certificate is current but should Booking.com fail to secure such a certificate in any future period - for example, because the governmental agency does not view Booking.com's new or anticipated activities as innovative - or should this agency determine that the activities performed in a prior period were not performed as contemplated or did not comply with the agency's requirements, Booking.com may lose its certificate and, as a result, the Innovation Box Tax benefit may be reduced or eliminated. Booking.com intends to apply for continued Innovation Box Tax treatment for future periods. However, Booking.com's application may not be accepted, or, if accepted, the amount of qualifying earnings may be reduced.
The loss of the Innovation Box Tax benefit (or any material portion thereof), whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not innovative or for any other reason, would substantially increase our effective tax rate and adversely impact our results of operations and cash flows.
We are dependent on providers of accommodations, rental cars and airline tickets and on restaurants.
We rely on providers of accommodations, rental cars and airline tickets and on restaurants to make their services available to consumers through us. Our arrangements with travel service providers generally do not require them to make available any specific quantity of accommodation reservations, rental cars or airline tickets, or to make accommodation reservations, rental cars or airline tickets available in any geographic area, for any particular route or at any particular price. Similarly, our arrangements with restaurants generally do not require them to provide all of their available tables and reservations to customers through us. We are in regular dialogue with our major travel service providers about the nature and extent of their participation in our services. A significant reduction on the part of any of our major travel service providers or providers that are particularly popular with consumers in their participation in our services for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, market share and results of operations. To the extent any of those major or popular travel service providers ceased to participate in our services in favor of one of our competitors' systems or decided to require consumers to purchase services directly from them, our business, market share and results of operations could be harmed. During periods of higher occupancy rates, accommodation providers may decrease their distribution of accommodation reservations through third-party intermediaries like us, in particular through our discount services. Further, as consolidation among travel service providers increases, the potential adverse effect of a decision by any particular significant travel service provider (such as a large hotel chain, airline or rental car company) to withdraw from or reduce its participation in our services also increases. To the extent restaurants limit the availability of reservations through OpenTable, consumers may not continue to use our services and/or our revenues could be adversely affected, especially if reservations during highly desirable times on high volume days are not made available through us.
KAYAK, a meta-search service, depends on access to information related to travel service pricing, schedules, availability and other related information from OTCs and travel service providers to attract consumers. Many of KAYAK's agreements with OTS and travel service providers are short-term agreements that may be terminated on 30 days' notice. To the extent OTCs or travel service providers no longer provide such information to KAYAK, KAYAK's ability to provide comprehensive travel service information to consumers could be diminished and its brand, business and results of operations could be harmed. To the extent consumers do not view KAYAK as a reliable source of comprehensive travel service information, fewer consumers would likely visit its websites, which would also likely have a negative impact on KAYAK's advertising revenue and results of operations. In addition, if OTCs or travel service providers choose not to advertise with KAYAK or choose to reduce or eliminate the fees paid to KAYAK for referrals from query results, KAYAK's business and results of operations could be adversely affected.

We rely on the performance of highly skilled employees; and, if we are unable to retain or motivate key employees or hire, retain and motivate qualified employees, our business would be harmed.
Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled employees for all areas of our organization. In particular, the contributions of key senior management in the United States, Europe and Asia are critical to the overall management of our business. We may not be able to retain the services of any members of our senior management or other key employees, the loss of whom could harm our business and competitive position.
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
At times, the online travel industry is the subject of investigations or inquiries by various national competition authorities ("NCAs"). We are or have been involved in investigations related to whether Booking.com's contractual price parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates that are at least as low as those offered to other OTCs or through the accommodation provider's website. Some investigations or inquiries relate to other issues such as commission payments. For instance, on September 8, 2017 the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland.

To resolve and close certain of the parity investigations, particularly in Europe, Booking.com made commitments to several NCAs in which it replaced its price parity agreements with accommodation providers with "narrow" price parity agreements. Under a narrow price parity agreement, subject to certain exceptions, an accommodation provider is still required to offer the same or better rates on Booking.com as it offers to a consumer directly online, but it is no longer required to offer the same or better rates on Booking.com as it offers to other OTCs. The commitments also allow an accommodation provider to, among other things, offer different terms and conditions (e.g., free WiFi) and availability to consumers that book with OTCs that offer lower rates of commission or other benefits, offer lower rates to consumers that book through offline channels and continue to discount through, among other things, accommodation loyalty programs, as long as those rates are not published or marketed online.

A working group of 10 European NCAs (France, Germany, Belgium, Hungary, Ireland, Italy, the Netherlands, Czech Republic, the United Kingdom and Sweden) was established by the European Commission to monitor the effects of the narrow price parity clause in Europe. This working group (the "ECN Working Group") has decided to keep the sector under review and re-assess the competitive situation in due course. We are unable to predict whether further action in Europe will be taken as a result of the ECN Working Group's ongoing review. In addition, other NCAs, including other NCAs in Europe, also monitor these issues, including Booking.com's compliance with its commitments. In some jurisdictions, third parties have filed formal complaints with authorities that Booking.com is not complying with its commitments. While we believe Booking.com is complying with its commitments, we cannot predict whether authorities will take any action in response to these complaints.

A number of European countries have made any form of price parity agreements illegal, whether through court or administrative action or through legislation. For example, in August 2015, French legislation known as the "Macron Law" became effective, which, among other things, makes price parity agreements illegal, including narrow price parity agreements.
Competition-related investigations, legislation or issues could also give rise to private litigation. For example, Booking.com is involved in private litigation in Sweden related to its narrow price parity provisions, which resulted in the court determining that the narrow price parity clause had to be removed from Booking.com's agreements with hotels in Sweden. Booking.com has appealed the court's decision.

We are unable to predict how any current or future parity-related investigations or litigation may be resolved or the long-term impact of parity-related investigations, commitments, legislation or litigation on our business. More immediate results could include the imposition of fines or a requirement to remove parity clauses from our contracts in certain jurisdictions.

NCAs or other governmental authorities are continuing to review the activities of online platforms, including through the use of consumer protection powers. A number of authorities are investigating or conducting information-gathering exercises in respect of compliance by OTCs with consumer protection laws. Other authorities are reviewing the online hotel booking sector more widely through market inquiries. For example, in October 2017 the United Kingdom's NCA (the Competition and Markets Authority, or CMA) launched a consumer protection law investigation into the clarity, accuracy and presentation of information on hotel booking sites with a specific focus on the display of search results (e.g., ranking), claims regarding discounts, methods of "pressure selling" (such as creating false impressions regarding room availability) and failure to disclose hidden charges.  In connection with this investigation, in June 2018, the CMA announced that it would proceed with enforcement action against a number of hotel booking sites. In January 2019, Booking.com, agoda and KAYAK, along with a number of other OTCs, voluntarily signed commitments with the CMA addressing its concerns in resolution of this investigation. Among other things, the commitments provided to the CMA include showing prices inclusive of all mandatory taxes and charges, providing information about the effect of commissions on search results on or before the search results page and making certain adjustments to how discounts and popularity or availability are shown to consumers. The CMA has stated that it expects all market participants to adhere to the same standards, regardless of whether they formally signed the commitments. Similarly, in October 2017, the consumer protection department of the German NCA opened an inquiry into online price comparison sites in various sectors, including travel and hotels, to better understand the common practices towards consumers of online price comparison websites.  Further, in March 2018, the Danish NCA began a review of the competitive conditions of the online hotel booking market. Outside Europe, in April 2018, the Singaporean NCA launched a market review into the online travel sector, with a focus on agreements between booking platforms and flight and hotel service providers. We are cooperating with regulators where applicable, but we are unable to predict what, if any, effect such actions or any resolutions thereof, including the commitments made to the CMA, will have on our business, industry practices or online commerce more generally.

To the extent that regulatory authorities impose fines on us or require changes to our business practices or to those currently common to the industry, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding competition investigations could adversely affect ours brands and therefore our market share and results of operations.

In addition, as our business grows, we may increasingly become the target of competition or consumer protection law investigations, litigation or be limited by competition laws. For example, our size and market share may negatively affect our ability to obtain regulatory approval of proposed acquisitions, our ability to expand into complementary businesses or our latitude in dealing with travel service providers (such as by limiting our ability to provide discounts, rebates or incentives or to exercise contractual rights), any of which could adversely affect our business, results of operations or ability to grow and compete.

Regulatory and legal requirements and uncertainties could subject us to business constraints, increased compliance costs and complexities or otherwise harm our business.
The services we offer and could offer in the future are subject to legal regulations (including laws, ordinances, rules and other requirements and regulations) of national and local governments and regulatory authorities around the world, many of which are evolving and subject to the possibility of new or revised interpretations. Our ability to provide our services is and will continue to be affected by such regulations. For example, in 2017 our Rentalcars.com business began offering optional rental car-related insurance products to customers protecting them against accidental damage to their rental vehicles, which subjects us to certain insurance regulations and related increased compliance costs and complexities, any of which could negatively impact our business and results of operations. Other new or potential services, such as providing consumers with the ability to pay for goods or services through us, could further subject us to additional regulations and complexities, including financial services regulations or other regulation regimes applicable to highly regulated businesses. Laws in some countries relating to data localization, registration as a travel agent and other local requirements could, if applicable to us, adversely affect our ability to conduct business in those countries. Any increase in the number or complexity of the laws and regulations applicable to us and our businesses could increase our compliance costs and burdens and negatively affect our business and results of operations.
The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by judicial or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have a material adverse effect on our business and results of operations. For example, in March 2017, in connection with a lawsuit begun in 2015 by the Association of Turkish Travel Agencies claiming that Booking.com is required to meet certain registration requirements in Turkey, a Turkish court ordered Booking.com to suspend offering Turkish hotels and accommodations to Turkish residents. Although Booking.com is appealing the order and believes it to be without basis, this order has had a negative impact on our growth and results of operations, and is expected to continue to negatively impact our results of operations.

Certain jurisdictions, particularly in Europe, are considering regulations intended to address the issue of "overtourism," including restrictions that may adversely affect our ability to offer accommodations, in particular, alternative accommodations, near city centers or popular tourist destinations. To the extent any such regulations require online platforms such as ours to comply with additional restrictions related to offering reservations for accommodations, tours and activities or other travel services in such areas, we could be subject to increased legal and compliance costs, and our business, growth and results of operations could be adversely affected.
Compliance with the laws and regulations of multiple jurisdictions increases our cost of doing business. These laws and regulations, which vary and sometimes conflict, include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and local laws which also prohibit corrupt payments to governmental officials or third parties, data privacy requirements, labor relations laws, tax laws, anti-trust or competition laws, U.S., E.U. or U.N. sanctioned country or sanctioned persons mandates, and consumer protection laws. Violations of these laws and regulations could result in fines and/or criminal sanctions against us, our officers or our employees and/or prohibitions on the conduct of our business. Any such violations could result in prohibitions on our ability to offer our services in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brands, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Even if we comply with these laws and regulations, doing business in certain jurisdictions could harm our reputation and brands, which could adversely affect our results of operations or stock price. In addition, these restrictions may provide a competitive advantage to our competitors unless they are also subject to comparable restrictions. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. We are also subject to a variety of other regulatory, legal and public policy risks and challenges in managing an organization operating in various countries, including those related to:

•	regulatory changes or other government actions;

•
additional complexity to comply with regulations in multiple jurisdictions, as well as overlapping or inconsistent legal regimes, in particular with respect to tax, labor, consumer protection, digital content, advertising, promotions, privacy and anti-trust laws;

•	difficulties in transferring funds from or converting currencies in certain countries;

•	reduced protection for intellectual property rights in some countries; and

•	changes in social or political conditions or policies relating to a wide range of sustainability topics.

Our business has grown substantially over the last several years and continues to expand into new geographic locations. In addition, we have made efforts and expect to make further efforts to integrate access to travel services across our various brands. These changes add complexity to legal and tax compliance, and our increased size and operating history may increase the likelihood that we will be subject to regulatory scrutiny or audits by tax authorities in various jurisdictions. In addition, by virtue of Booking.com's size and presence in The Netherlands, it was recently required to establish a supervisory board to oversee the strategy and operations of Booking.com. While we do not expect the establishment of a supervisory board to have a significant impact on our operations, under certain circumstances, this new governance structure could require Booking.com to obtain supervisory board approval in order to take certain actions, which could result in delays or other unanticipated strategic or operational challenges.
Our stock price is highly volatile.
The market price of our common stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	financial or operating results that vary from the expectations of securities analysts and investors or our publicly-disclosed estimates;

•	quarterly variations in our financial or operating results;

•	changes in expectations as to our future financial or operating performance, including estimates by securities analysts and investors or our publicly-disclosed estimates of future performance;

•	worldwide economic conditions in general and in Europe in particular;

•	fluctuations in currency exchange rates, particularly between the U.S. Dollar and the Euro;

•	changes in interest rates;

•	occurrences of a significant security breach;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in our capital structure;

•	changes in market valuations of other internet or online service companies;

•	announcements by us or our competitors of price reductions, promotions, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major travel service provider participant, such as a hotel chain, rental car company or airline, from our services;

•	changes in the status of our intellectual property rights;

•	lack of success in the expansion of our business models geographically;

•	business interruptions, such as may result from natural disasters or other events;

•	announcements by third parties of significant claims or initiation of litigation proceedings against us or adverse developments in pending proceedings;

•	additions or departures of key personnel; and

•	trading volume fluctuations.

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
The trading prices of internet company stocks in general, including ours, have experienced extreme price and volume fluctuations. To the extent that the public's perception of the prospects of internet or e-commerce companies is negative, our stock price could decline, regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as a recession, interest rate or currency rate fluctuations, political instability (e.g., "Brexit"), changes in trade policy, trade disputes or a natural disaster or terrorist attack affecting a significant market for our business, such as Europe or the United States, could cause our stock price to decline. Negative market conditions could adversely affect our ability to raise additional capital or the value of our stock for purposes of acquiring other companies or businesses.
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
We face increased risks if the level of our debt increases.
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

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated results of operations and financial condition, many of which are beyond our control. Further, we may not have access to equity or debt markets or other sources of financing, or such financing may not be available to us on commercially reasonable terms, to repay or refinance our debt as it comes due or, in the case of our convertible notes, upon conversion.
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
From time to time, in the ordinary course of our business, we have been subject to, and are currently subject to, legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims, in particular patent claims, against us, particularly as we expand the complexity and scope of our business. Successful infringement claims against us could result in a significant monetary liability or prevent us from operating our business, or portions of our business, or require us to change business practices or develop non-infringing intellectual property, which could require significant effort and expense. In addition, resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or possibly to cease using those rights altogether. Any of these events could have a material adverse effect on our business, results of operations and financial condition.
The success of our acquisition of OpenTable is subject to numerous risks and uncertainties.
OpenTable is a leading brand for booking online restaurant reservations. We believe that the online restaurant reservation business is complementary to our online travel businesses. We are subject to risks associated with OpenTable's business, many of which are the same risks that our other businesses face. Other risks include: OpenTable's ability to increase the number of restaurants and diners using its products and services and retain existing restaurants and diners; OpenTable's ability to expand internationally; competition both to provide reservation management services to restaurants and to attract diners to make reservations through OpenTable's platforms; OpenTable's ability to effectively and efficiently market to new restaurants and diners; and any risks that cause people to refrain from dining at restaurants, such as economic downturns, severe weather, outbreaks of pandemic or contagious diseases, or threats of terrorist attacks.

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
We maintain an investment portfolio of various holdings, types and maturities. Our portfolio includes fixed-income securities, equity securities of publicly-traded companies, the values of which are subject to market price volatility, and investments in private companies. Our investments in fixed income securities are generally classified as available-for-sale and, consequently, are recorded in our balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), net of tax. If such investments suffer market price declines, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be other than temporary. For periods beginning on or after January 1, 2018, changes in the fair value of our investments in publicly-traded equity securities are recognized in net income and these changes have had, and are likely to continue to have, a significant impact on our quarterly net income. Our investments in private companies are primarily measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, with changes in value also recognized in net income (see Note 2 to our Consolidated Financial Statements).
We have invested a significant amount in Ctrip convertible notes and ADSs. We have also invested in Meituan Dianping, another Chinese internet company, that has been publicly traded since September 2018. See Note 4 to our Consolidated Financial Statements for more information regarding our investments in Ctrip and Meituan securities. The value of these securities is subject to the risks associated with Ctrip's and Meituan's respective businesses, as well as any changes by the Chinese government in foreign investment laws or elevated scrutiny or regulation of foreign investments in Chinese companies. For example, because of foreign ownership restrictions applicable to its business, Ctrip is a Cayman Islands company operating in China through what is commonly referred to as a variable interest entity, or VIE, structure where it conducts part of its business through contractual relationships with affiliated Chinese entities. Although VIE structures are commonly used by Chinese internet and e-commerce companies, there are substantial uncertainties regarding the interpretation and application of People's Republic of China ("PRC") laws and regulations to VIE structures, and it is possible that the PRC government may view the VIE structure as in violation of PRC law. VIE contractual relationships are not as effective in providing control over the affiliated Chinese companies as direct ownership, and Ctrip would have to rely on the PRC legal system to enforce those contracts in the event of a breach by one of these entities. Further, conflicts of interest could arise to the extent Ctrip's officers or directors are also shareholders, officers or directors of the affiliated Chinese entities. Any of these risks could materially and adversely affect Ctrip's business and therefore the value of our investment in Ctrip. Similar VIE-structure considerations and risks apply with respect to our investments in securities of Meituan and Didi Chuxing, each of which is a Cayman Islands company operating in China through a VIE structure.
Our investments in private companies are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or ever become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced to the market. Further, our ability to liquidate any such investments is typically dependent on a liquidity event, such as a public offering or acquisition, as no public market exists for such securities. Valuations of privately-held companies are inherently complex and uncertain due to the lack of a liquid market for the company's securities. If we determine that any of our investments in such companies have experienced a decline in value, we are required to recognize the change in net income. For example, in 2016 we recognized impairments totaling $63 million related to investments in two private companies and in 2017 we recognized an impairment of $8 million related to an investment in one private company.

We could lose the full amount of any of our investments, and any impairment of our investments could have a material adverse effect on our financial condition and results of operations.
Investment in new business strategies and acquisitions could disrupt our ongoing business and present risks not originally contemplated.
Our mission is to help people experience the world. As a result, our strategy involves evaluating and potentially entering complementary businesses in furtherance of that mission. We have invested, and in the future may invest, in new business strategies and acquisitions. For example, we acquired FareHarbor in April 2018 to increase Booking.com’s ability to offer local activities and experiences (such as tours and attractions) and acquired OpenTable in 2014 to enter the restaurant reservation business. We also have acquired, and in the future may acquire, businesses similar to those we already operate in an effort to expand our geographic markets, acquire technology or products or to otherwise improve or grow our business. For example, in July 2017 we acquired the Momondo Group and in November 2018 we acquired HotelsCombined, in each case, among other things, to enhance the global reach of our meta-search business. Such endeavors may involve significant risks and uncertainties, including diversion of management's attention from current operations, greater than expected liabilities and expenses, inadequate return on capital, new risks with which we are not familiar, legal compliance obligations that previously did not apply to us, integration risks and difficulties and unidentified issues not discovered in our investigations and evaluations of those strategies and acquisitions. As a result, entering new businesses involves risks and costs that could, if realized, have an adverse effect on our business, reputation, results of operations, cash flows or financial condition, as well as on our ability to achieve the expected benefits of any such investments or acquisitions.
We may decide to make minority investments, including through joint ventures, in which we have limited or no management or operational control. The controlling person in such a case may have business interests, strategies or goals that are inconsistent with ours, and decisions of the company or venture in which we invested may result in harm to our reputation or business or adversely affect the value of our investment. A substantial portion of our goodwill and intangible assets were acquired in acquisitions. If we determine that any of the goodwill and intangible assets, or any goodwill or intangible assets acquired in future transactions, experiences a decline in value, we may be required to record an other-than-temporary impairment, which could materially adversely affect our results of operations. Further, we may issue shares of our common stock in these transactions, which could result in dilution to our stockholders.
We may not be able to successfully integrate acquired businesses or combine internal businesses.
The integration of acquired businesses requires significant time and resources, and we may not manage these processes successfully. Further, as our businesses develop and market conditions change, we may decide to integrate businesses that had been managed independently or to integrate certain functions across businesses. These integrations may be of varying degree, depending on many factors such as business compatibility, strategic goals or geographic location, among others. For example, on January 1, 2018, we began operating Rentalcars.com as part of Booking.com. This combination is ongoing and it may be some time before Rentalcars.com is fully integrated into Booking.com. Integrations are complex, often involve additional or unexpected costs and create a variety of issues and risks, including:

•	disruption or harm to the businesses involved;

•	disruption to our other businesses, including as a result of the need for management to spend time and attention on the integration;

•	difficulty combining different company cultures; systems; reporting structures, titles and job descriptions; and compensation schemes;

•	problems retaining key personnel, in particular at the acquired or integrated company;

•	loss of travel service providers, restaurants or partners of the acquired business; and

•	difficulty implementing and maintaining effective controls, procedures and policies.

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
Because we facilitate the processing of customer credit cards in many of our transactions, including a majority of our priceline, agoda and Rentalcars.com transactions, and a growing portion of our Booking.com transactions, our results have been negatively impacted by customer purchases made using fraudulent credit cards. We may be held liable for accepting fraudulent credit cards on our platforms or in connection with other fraudulent transactions on our platforms, as well as other payment disputes with our customers. Accordingly, we calculate and record an allowance for the resulting customer chargebacks. If we are unable to combat the use of fraudulent credit cards on our websites, our business, results of operations and financial condition could be materially adversely affected.
Our Booking.com business is also increasingly processing transactions on a merchant basis where it receives payments from travelers, including credit card transactions as well as other payment methods (such as electronic bank transfer or payment systems such as PayPal, Alipay, Paytm and WeChat Pay). While this allows Booking.com to process transactions for properties that do not otherwise accept credit cards and to increase its ability to offer a variety of payment methods and flexible transaction terms to consumers, we incur additional payment processing costs and other costs related to these transactions, such as costs related to fraudulent payments and transactions and fraud detection. As this business continues to grow, we may experience a significant increase in such costs, and our results of operations and financial condition could be materially adversely affected.
In addition, in the event that one of our major travel service providers voluntarily or involuntarily declares bankruptcy, we could experience an increase in chargebacks from customers with travel reservations with such travel service provider. For example, airlines that participate in our services and declare bankruptcy or cease operations may be unable or unwilling to honor tickets sold for their flights. Our policy in such event is to direct customers seeking a refund or exchange to the airline, and not to provide a remedy ourselves. Because we process some sales of airline tickets on a merchant basis, we could experience a significant increase in demands for refunds or chargebacks from customers, which could materially adversely affect our results of operations and financial condition. We have in the past experienced an increase in chargebacks from customers with tickets on airlines that ceased operations. We process credit card transactions and operate in numerous currencies. Credit card and other payment processing costs are typically higher for foreign currency transactions and in instances where cancellations occur.

"Cookie" laws could negatively impact the way we do business.
A "cookie" is a text file that is stored on a user's computer or mobile device. Cookies are common tools used by thousands of websites and mobile apps, including ours, to, among other things, store or gather information (e.g., remember log-on details so a user does not have to re-enter them when revisiting a website or opening an app), market to consumers and enhance the user experience. Cookies are valuable tools for platforms like ours to improve the customer experience and increase conversion. Many countries have adopted regulations governing the use of "cookies," especially in the European Union. To the extent any such regulations require "opt-in" consent before certain cookies can be placed on a user's computer or mobile device, our ability to serve certain customers in the manner we currently do might be adversely affected and our ability to continue to improve and optimize performance on our platforms might be impaired, either of which could negatively affect a consumer's experience using our services and our business, market share and results of operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease office space facilities for our corporate headquarters in Norwalk, Connecticut, United States of America. We lease additional space, including office space and data center facilities in various locations around the world, to support our operations, the largest being the headquarters of our Booking.com business in Amsterdam, Netherlands. Other than the office building for the future headquarters of the Booking.com brand that is currently under construction in the Netherlands and the associated land-use rights (see the section "Land-use rights" within Note 2 to our Consolidated Financial Statements for more details, which is incorporated into this Item 2 by reference thereto), we did not own any real estate at December 31, 2018.

We believe that our existing facilities are adequate to meet our current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further expansion of corporate operations.

Item 3.  Legal Proceedings

A description of any material legal proceedings to which we are a party is included in Note 14 to our Consolidated Financial Statements included in Annual Report on Form 10-K for the year Ended December 31, 2018, and is incorporated into this Item 3 by reference thereto.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "BKNG."

Holders

At February 20, 2019, there were approximately 179 stockholders of record of Booking Holdings Inc.'s common stock.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to pay any cash dividends for the foreseeable future.

Performance Measurement Comparison

The following graph shows the total stockholder return through December 31, 2018 of an investment of $100 in cash on December 31, 2013 for our common stock and an investment of $100 in cash on December 31, 2013 for (i) the NASDAQ Composite Index, (ii) the Standard and Poor's 500 Index and (iii) the Research Data Group ("RDG") Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the internet industry, including internet software and service companies and e-commerce companies. Historic stock performance is not necessarily indicative of future stock price performance.  All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month:

Measurement Point December 31	Booking Holdings Inc.	NASDAQ Composite Index	S&P 500 Index	RDG Internet Composite

2013	100.00	100.00	100.00	100.00
2014	98.09	114.62	113.69	96.39
2015	109.68	122.81	115.26	133.20
2016	126.12	133.19	129.05	140.23
2017	149.50	172.11	157.22	202.15
2018	148.18	165.84	150.33	201.16

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended December 31, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2018 —	327,326	(1)	$1,848.24	327,326	$5,764,255,118	(1)
October 31, 2018	1,525	(2)	$1,983.15	N/A	N/A
	—
November 1, 2018 —	307,863	(1)	$1,861.16	307,863	$5,191,274,184	(1)
November 30, 2018	2,098	(2)	$1,936.20	N/A	N/A

December 1, 2018 —	366,266	(1)	$1,765.16	366,266	$4,544,757,632	(1)
December 31, 2018	212	(2)	$1,708.49	N/A	N/A
Total	1,005,290		$1,822.28	1,001,455	$4,544,757,632

(1)	Pursuant to a stock repurchase program announced on February 27, 2018, whereby the Company was authorized to repurchase up to $8.0 billion of its common stock.

(2)
Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from the Consolidated Financial Statements and related Notes of the Company, and should be read in connection with those statements, some of which are included herein.  Selected financial data reflects results of any acquired business from the date of acquisition, including data related to OpenTable from its acquisition date of July 24, 2014, the Momondo Group from its acquisition date of July 24, 2017, FareHarbor from its acquisition date of April 26, 2018 and HotelsCombined from its acquisition date of November 30, 2018. The information set forth below is not necessarily indicative of future results and should be read in conjunction with Part II Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2018(1)	2017	2016	2015	2014
	(In millions, except per share amounts)

Total revenues	$14,527	$12,681	$10,743	$9,224	$8,442
Cost of revenues (2)	—	242	415	646	858
Gross profit (2)	—	12,439	10,328	8,578	7,584
Total operating expenses(2)(3)	9,186	7,901	7,422	5,319	4,511
Operating income(2)(3)	5,341	4,538	2,906	3,259	3,073
Total other expense(4)	506	139	193	131	84
Income tax expense(5)	837	2,058	578	577	568
Net income(3) (4)	3,998	2,341	2,135	2,551	2,422
Net income applicable to common stockholders per basic common share (3) (5)	84.26	47.78	43.14	50.09	46.30
Net income applicable to common stockholders per diluted common share (3) (5)	83.26	46.86	42.65	49.45	45.67
Total assets	22,687	25,451	19,839	17,421	14,771
Long-term obligations(6)	10,347	11,403	8,128	7,186	4,863
Total liabilities	13,902	14,187	9,990	8,626	6,204
Total stockholders' equity	8,785	11,261	9,820	8,795	8,567

(1)
The financial statements for the year ended December 31, 2018 are presented in accordance with the current revenue recognition accounting standard adopted on January 1, 2018. Financial statements for all periods prior to January 1, 2018 are presented under the previous revenue recognition accounting standard. See Note 2 to our Consolidated Financial Statements for further information.

(2)
Reflects the change in the presentation of advertising expenses and sales and marketing expenses and the reclassification of certain expenses from cost of revenues to operating expenses in our Consolidated Statements of Operations. See Note 2 to our Consolidated Financial Statements for further information.

(3)
Includes a non-cash charge related to an impairment of OpenTable goodwill of $941 million, which is not tax deductible, for the year ended December 31, 2016 (see Note 9 to the Consolidated Financial Statements). The goodwill impairment charge reduced the 2016 basic and diluted net income per share by $19.01 and $18.79, respectively.

(4)
Includes net unrealized losses on marketable equity securities of $367 million for the year ended December 31, 2018. Pursuant to the adoption of the accounting update on financial instruments in 2018, for periods beginning after December 31, 2017, marketable equity securities are reported at estimated fair value with changes in fair value recognized in net income rather than accumulated other comprehensive income within stockholders' equity. See Note 2 to our Consolidated Financial Statements for further information.

(5)
Includes an income tax benefit during the year ended December 31, 2018 of $46 million to adjust the 2017 provisional tax expense related to a one-time transitional tax on mandatory deemed repatriation of accumulated unremitted international earnings as a result of the U.S. Tax Cuts and Jobs Act (“Tax Act”) enacted in December 2017 (see Note 13 to the Consolidated Financial Statements). The income tax provision for the year ended December 31, 2017 includes a provisional tax expense of $1.6 billion related to the transition tax mentioned above and a provisional net tax benefit of $217 million related to the remeasurement of the Company’s U.S. deferred tax assets and liabilities as a result of the Tax Act, which reduced the 2017 basic and diluted net income per share by $27.47 and $26.94, respectively.

(6)	Includes convertible debt which is classified as a current liability, when applicable. As of December 31, 2018, none of the Company's convertible debt was classified as a current liability.

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

•
KAYAK - a leading online meta-search service allowing consumers to easily search and compare travel itineraries and prices, including airline ticket, accommodation and rental car reservation information, from hundreds of travel websites at once.

•	priceline - a leading hotel, rental car, airline ticket and vacation package online reservation service in North America.

•	agoda - a leading online accommodation reservation service catering primarily to consumers in the Asia-Pacific region.

•	Rentalcars.com - a leading online worldwide rental car reservation service.

•	OpenTable - a leading online provider of restaurant reservation and information services to consumers and restaurant reservation management and customer acquisition services to restaurants.

Our results include the Momondo Group, FareHarbor and HotelsCombined since they were acquired in July 2017, April 2018 and November 2018, respectively. We refer to our company and all of our subsidiaries and brands collectively as "Booking Holdings," the "Company," "we," "our" or "us."

Our business is driven primarily by international results, which consist of the results of Booking.com, agoda and Rentalcars.com and the international businesses of KAYAK and OpenTable. This classification is independent of where the consumer resides, where the consumer is physically located while using our services or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com at a hotel in New York by a consumer in the United States is part of our international results. During the year ended December 31, 2018, our international business (the substantial majority of which is generated by Booking.com) represented approximately 89% of our consolidated revenues. A significant majority of our revenues, including a significant majority of our international revenues, is earned in connection with facilitating accommodation reservations. See Note 16 to the Consolidated Financial Statements for more geographic information.

We derive substantially all of our revenues and, prior to January 1, 2018, gross profit from the following sources:

•	Commissions earned from facilitating reservations of accommodations, rental cars and other travel services on an agency basis;

•	Travel reservation commissions and transaction net revenues, credit card processing rebates and customer processing fees, in each case in connection with our merchant transactions;

•	Advertising revenues primarily earned by KAYAK from sending referrals to online travel companies ("OTCs") and travel service providers, as well as from advertising placements on KAYAK's platforms;

•	Reservation revenues paid by restaurants for diners seated through OpenTable's online reservation services, subscription fees for restaurant reservation management services provided by OpenTable; and

•	Ancillary revenues including travel insurance-related revenues and global distribution system ("GDS") reservation booking fees, in each case related to certain of our travel services.

Our priceline brand offers merchant Name Your Own Price® opaque travel services, which were previously recorded in revenue on a "gross" basis with the amount remitted to the travel service providers reported as cost of revenues. Under the current revenue recognition accounting standard ("the current revenue standard"), Name Your Own Price® revenues are reported on a net basis with the amount remitted to the travel service providers recorded as an offset in merchant revenues. Therefore, for periods beginning after December 31, 2017, we no longer present "Cost of revenues" or "Gross profit" in our Consolidated Statements of Operations. Total revenues for periods beginning after December 31, 2017 are comparable to gross profit reported in prior periods. For further information on the adoption of the current revenue standard, see Note 2 to the Consolidated Financial Statements.

Trends

Over the last several years we have experienced significant growth in our accommodation reservation services. We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the widespread adoption of mobile devices and the growth of travel overall, including in higher growth emerging markets such as Asia-Pacific and South America. We also believe this growth is the result of the continued innovation and execution by our teams around the world to increase the number and the variety of accommodations we offer our travelers, increase and improve content, build distribution and improve the consumer experience on our online platforms, as well as consistently and effectively marketing our brands through performance and brand marketing efforts. These year-over-year growth rates have generally decelerated. Given the size of our accommodation reservation business, we expect that our year-over-year growth rates will generally continue to decelerate, though the rate of deceleration may fluctuate and there may be periods of acceleration from time to time.

Our international business represents the substantial majority of our financial results, and we expect our operating results and other financial metrics to continue to be largely driven by international performance. The size of the travel market outside of the United States is substantially greater than that within the United States, and recent international online travel growth rates have exceeded, and are expected to continue to exceed, the growth rates within the United States. Over the long term, we expect that international online travel growth rates will slow, similarly to the trend experienced in the United States. In addition, the base of hotel properties in Europe and Asia is particularly fragmented compared to that in the United States, where the hotel market is dominated by large hotel chains. We believe online reservation systems like ours may be more appealing to small chains and independent hotels more commonly found outside of the United States. We believe these trends and factors have enabled us to become the leading online accommodation reservation service provider in the world as measured by room nights booked. We believe that the opportunity to continue to grow our business exists for the markets in which we operate.

Our growth has primarily been generated by our worldwide accommodation reservation service brand, Booking.com, which is our most significant brand, and has been due, in part, to the availability of a large and growing number of instantly bookable properties through Booking.com. Booking.com included approximately 2,180,000 properties on its website at December 31, 2018, consisting of approximately 436,000 hotels, motels and resorts and approximately 1,744,000 homes, apartments and other unique places to stay, compared to approximately 1,586,000 properties (including approximately 396,000 hotels, motels and resorts and approximately 1,190,000 homes, apartments, and other unique places to stay) at December 31, 2017. Booking.com categorizes properties listed on its website as either (a) hotels, motels and resorts, which groups together more traditional accommodation types (including hostels and inns), or (b) homes, apartments and other unique places to stay, also referred to as alternative accommodations, which encompasses all other types of accommodations, including bed and breakfasts, villas, apart-hotels and beyond.

We intend to continue to invest in adding accommodations available for reservation on our platforms, such as hotels, motels, resorts, homes, apartments and other unique places to stay, however the growth rate of our accommodations may vary in part as a result of removing accommodations from our platforms from time to time. Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because alternative accommodations are often either a single unit or a small collection of independent units, these properties generally represent more limited booking opportunities than hotels, motels and resorts, which generally have more units to rent per property. Further, alternative accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors or may not be available at peak times due to use by the property owners. We may also experience lower profit margins with respect to these properties due to certain additional costs, such as increased customer service costs, related to offering these accommodations on our platforms. As we increase our alternative accommodation business, these different characteristics could negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our platforms, we expect that our gross bookings growth rate and property growth rate will continue to diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of alternative accommodation properties increases, the number of reservations per property will likely continue to decrease. We believe that continuing to expand the number and variety of accommodations available through our services, in particular Booking.com, will help us to continue to grow our accommodation reservation business.

As part of our strategy to provide more payment options to our customers and travel service providers, increase the number and variety of accommodations available on Booking.com and enable the growth of our in-destination activities businesses, Booking.com is increasingly processing transactions on a merchant basis, where it receives payments on behalf of customers. This allows Booking.com to process transactions for travel service providers and to increase its ability to offer secure and flexible transaction terms to consumers, such as the form and timing of payment. We believe that adding these types of service offerings will benefit our customers and partners, as well as our gross bookings, room night and earnings growth rates. However, this results in additional expenses for personnel, payment processing, customer chargebacks (including those related to fraud) and other expenses related to these transactions, which are recorded in "Personnel" and "Sales and other expenses" in our Statements of Operations, as well as associated incremental revenues in the form of credit card rebates, for example, which are recorded in "Merchant revenues." As this business continues to grow, we may experience a significant increase in these expenses that may not be fully offset by an increase in associated incremental revenues, which would negatively impact our operating margins.

We compete globally with both online and traditional providers of travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, constantly evolving and subject to rapid change, and current and new competitors can launch new services at relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have significantly more customers or users, consumer data and financial and other resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market, including by establishing a flight meta-search product (Google Flights) and a hotel meta-search product (Google Hotel Ads) that are growing rapidly, as well as its "Book on Google" reservation functionality and its Google Trips app. Our markets are also subject to rapidly changing conditions, including technological developments, consumer behavior changes, regulatory changes and travel service provider consolidation. We expect these trends to continue. For example, we have experienced a significant shift of both direct and indirect business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. In addition, the revenue earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay, have lower ADRs and are not made as far in advance. For more detail regarding the competitive trends and risks we face, see Part I Item 1 Business - "Competition," Part I Item 1A Risk Factors - "Intense competition could reduce our market share and harm our financial performance." and "Consumer adoption and use of mobile devices creates new challenges and may enable device companies such as Google and Apple to compete directly with us." and "We may not be able to keep up with rapid technological or other market changes."
Although we believe that providing an extensive collection of properties, excellent customer service and an intuitive, easy-to-use consumer experience are important factors influencing a consumer's decision to make a reservation, for many consumers, particularly in certain markets, the price of the travel service is the primary factor determining whether a consumer will book a reservation. As a result, it is increasingly important to offer travel services, such as accommodation reservations, at competitive prices, whether through discounts, coupons, closed-user group rates or loyalty programs, or otherwise. These initiatives may result in lower revenue as a percentage of gross bookings. Discounting and couponing coupled with a high degree of consumer shopping behavior is particularly common in Asian markets. In some cases, our competitors are willing to make little or no profit on a transaction, or offer travel services at a loss, in order to gain market share.

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Both our performance and brand marketing expenses have increased significantly in recent years, and we expect our performance and brand marketing expenses to continue to increase. For the years ended December 31, 2018, 2017 and 2016, our total performance marketing expense was approximately $4.4 billion, $4.2 billion and $3.5 billion, respectively, primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our websites. Growth of some of these channels has slowed. We also invested $509 million, $435 million and $327 million in brand marketing for the years ended December 31, 2018, 2017 and 2016, respectively, primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook), online display advertising and other brand marketing. We intend to continue a strategy of promoting brand awareness through both online and offline marketing efforts, including by expanding brand campaigns into additional markets, which may significantly increase our brand marketing expenses. We have observed increased brand marketing by OTCs, meta-search services and travel service providers, which may make our brand marketing efforts more expensive and less effective.

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

We have observed a long-term trend of decreasing performance marketing returns on investment ("ROIs"), a trend we expect to continue, though the rate of decrease may fluctuate and there may be periods of stable or increasing ROIs from time to time. In addition, we may from time to time, as we did beginning the third quarter of 2017 and continuing through 2018, pursue a strategy of improving our performance marketing ROIs, which could negatively impact growth and positively impact performance marketing efficiency and profitability. When evaluating our performance marketing spend, we consider several factors for each channel, such as the customer experience on the advertising platform, the incrementality of the traffic we receive and the anticipated repeat rate from a particular platform, as well as other factors. The amount of business we obtain through each performance marketing channel is impacted by numerous factors, including bidding decisions by us and our competitors (including decisions to optimize performance marketing ROIs) and the marketing efforts and success of those channels to attract consumers and generate demand. See Part I Item 1A Risk Factors - "We rely on performance and brand marketing channels to generate a significant amount of traffic to our websites and grow our business." and "Our business could be negatively affected by changes in internet search and meta-search algorithms and dynamics or traffic-generating arrangements."

Perceived or actual adverse economic conditions, including slow, slowing or negative economic growth, high or rising unemployment rates, inflation and weakening currencies, and concerns over government responses such as higher taxes or tariffs and reduced government spending, could impair consumer spending and adversely affect travel demand. Further, political uncertainty, conditions or events, such as the United Kingdom's decision to leave the European Union ("Brexit"), including uncertainty or delays in the implementation of Brexit and concerns regarding certain E.U. members with sovereign debt default risks can also negatively affect consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates, increased cancellation rates and weaker trends in hotel average daily rates ("ADRs") across many regions of the world, particularly in those countries that appear to be most affected by economic and political uncertainties, which we believe are due at least in part to these macro-economic conditions and concerns. For more detail, see Part I Item 1A Risk Factors - "Declines or disruptions in the travel industry could adversely affect our business and financial performance."
These and other macro-economic uncertainties, such as geopolitical tensions and differing central bank monetary policies, have led to significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling and other currencies. Significant fluctuations in currency exchange rates, stock markets and oil prices can also impact consumer travel behavior.
As noted earlier, our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in currency exchange rates as the financial results and the financial condition of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. As a result, both the absolute amounts of and percentage changes in our foreign-

currency-denominated net assets, gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars are affected by currency exchange rate changes. Our foreign-currency-denominated gross bookings, revenues and operating expenses as expressed in U.S. Dollars are higher for the year ended December 31, 2018 than they would have been had foreign exchange rates remained where they were for the year ended December 31, 2017.  For example, total revenues in 2018 compared to gross profit in 2017 from our international operations grew 17.4% for the year ended December 31, 2018 as compared to the year ended December 31, 2017, but, without the impact of changes in currency exchange rates, grew year-over-year on a constant-currency basis by approximately 17%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated long-term debt, and accrued interest thereon, provide a hedge against the impact of currency exchange rate fluctuations on the net assets of certain of our Euro functional currency subsidiaries (see Note 5 to our Consolidated Financial Statements). For more information, see Part I Item 1A Risk Factors - "We are exposed to fluctuations in currency exchange rates."
We generally enter into derivative instruments to minimize the impact of short-term currency fluctuations on the translation of our consolidated operating results into U.S. Dollars. However, such derivative instruments are short-term in nature and not designed to hedge against currency fluctuations that could impact growth rates for our gross bookings or revenues (see Note 5 to our Consolidated Financial Statements for additional information on our derivative contracts).

Many national governments have conducted or are conducting investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. Some countries have adopted or proposed legislation that could also affect business practices within the online travel industry. For example, France and Italy, among others, have adopted legislation making all price parity agreements illegal and similar legislation is under consideration in other countries. Also, a number of governments are investigating or conducting information-gathering exercises in respect of compliance by OTCs with consumer protection laws, including practices related to the display of search results and search ranking algorithms, claims regarding discounts, disclosure of charges and availability, and similar messaging. For more information on these investigations and their potential effects on our business, see Note 14 to our Consolidated Financial Statements and Part I Item 1A Risk Factors - "As the size of our business grows, we may become increasingly subject to the scrutiny of anti-trust, competition and consumer protection regulators." In addition to the price parity and consumer protection investigations, from time to time national competition authorities, other governmental agencies, trade associations and private parties take legal actions, including commencing legal proceedings, that may affect our operations.  For example, in March 2017, in connection with a lawsuit begun in 2015 by the Association of Turkish Travel Agencies claiming that Booking.com is required to meet certain registration requirements in Turkey, a Turkish court ordered Booking.com to suspend offering Turkish hotels and accommodations to Turkish residents.  Although Booking.com is appealing the order and believes it to be without basis, this order has had a negative impact on our growth and results of operations, and is expected to continue to negatively impact our results of operations. In general, increased regulatory focus on online businesses, including online travel businesses like ours, could result in increased compliance costs or otherwise adversely affect our business.

Seasonality

A meaningful amount of our gross bookings is generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. However, historically we generally have not recognized revenue from these bookings until the travel is completed (at "check-out") or for periods beginning after December 31, 2017 when the travel begins (at "check-in") as a result of the adoption of the current revenue standard (see Note 2 to our Consolidated Financial Statements), which, in either case, can be in a quarter other than when the reservation is booked. In contrast, we expense the substantial majority of our marketing activities as the expense is incurred, which, in the case of performance marketing in particular, is typically in the quarter in which associated reservations are booked. As a result of this potential timing difference between when we record marketing expense and when we recognize associated revenue, we experience our highest levels of profitability in the third quarter of the year, which is when we experience the highest levels of accommodation check-ins for the year for our European and North American businesses. The first quarter of the year is typically our lowest level of profitability and may experience additional volatility in earnings growth rates due to these seasonal timing factors. For our Asia-Pacific business, we experience the highest levels of accommodation bookings in the third and fourth quarters of the year, and the highest levels of accommodation check-ins in the fourth quarter. As the relative growth rates for our businesses fluctuate, the quarterly distribution of our operating results may vary.

For several years, we experienced an expansion of the booking window (the average time between the making of a travel reservation and the travel), which impacts the relationship between our gross bookings (recognized at the time of booking) and our revenues (recognized at the time of check-out or, for periods beginning after December 31, 2017, at the time of check-in).  However, in 2018, we saw a contraction of the booking window. Future changes in the length of the booking window will affect the degree to which our gross bookings and revenues occur in the same period and, as a result, whether our gross bookings growth rates and revenue growth rates converge or diverge.

In addition, the date on which certain holidays fall can have an impact on our quarterly results. For example, in 2017, our second quarter year-over-year growth rates in revenue, gross profit, operating income and operating margins were positively impacted by Easter falling in the second quarter instead of the first quarter, as it did in 2016. Conversely, our first quarter 2017 year-over-year growth rates in revenue, gross profit, operating income and operating margins were adversely impacted by Easter falling in the second quarter instead of the first quarter, as it did in 2016. Similar to 2017, in 2018 Easter fell in the second quarter instead of the first quarter. However, because Easter was on April 1, 2018 and a meaningful amount of Easter travel commenced in the week leading up to Easter (i.e., during the first quarter), Easter had a positive effect on our first quarter 2018 year-over-year growth rates and had a negative effect on our second quarter 2018 year-over-year growth rates primarily due to the change in our revenue recognition policy from "check-out" to "check-in." In 2019, Easter will be on April 21, and the associated Easter-related travel will generally begin in the second quarter of 2019. As a result, the shift in timing of Easter, relative to 2018, will have a negative effect on our year-over-year growth rates in the first quarter of 2019 and a positive effect on our year-over-year growth rates in the second quarter of 2019. The timing of other holidays such as Ramadan can also impact our quarterly year-over-year growth rates.

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

Other Factors

We believe that our future success depends in large part on our ability to continue to profitably grow our brands worldwide, and, over time, to offer other travel and travel-related services. Factors beyond our control, such as oil prices, stock market volatility, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, fires, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Zika and MERS, political instability, changes in economic conditions, regional hostilities, imposition of taxes, tarriffs or surcharges by regulatory authorities, changes in trade policies or trade disputes, changes in immigration policies or travel-related accidents, can disrupt travel, limit the ability or willingness of travelers to visit certain locations or otherwise result in declines in travel demand. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our business and results of operations. See Part I Item 1A Risk Factors - "Declines or disruptions in the travel industry could adversely affect our business and financial performance."

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

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Our significant accounting policies and estimates are more fully described in Note 2 to our Consolidated Financial Statements. Certain of our accounting estimates are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. We evaluate our estimates on an ongoing basis. Estimates are based on, among other things, historical experience, terms of existing contracts, our observance of trends in the travel industry and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies that involve significant estimates and judgments of management include the following:

•
Valuation of Goodwill, Long-Lived Assets and Intangible Assets. The application of the acquisition accounting for business combinations requires the use of significant estimates and assumptions to determine the fair value of the assets acquired and liabilities assumed. Our estimates of the fair value are based upon assumptions that we believe are reasonable. When we deem appropriate, we utilize assistance from a third-party valuation firm. The consideration transferred is allocated to the assets acquired and liabilities assumed based on their respective fair values at the acquisition date. The excess of the consideration transferred over the net of the amounts allocated to the identifiable assets acquired and liabilities assumed is recognized as goodwill. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date.

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. A substantial portion of the Company's intangibles and goodwill relates to the acquisitions of OpenTable in July 2014 and KAYAK in May 2013. At September 30, 2018, we performed our annual goodwill impairment testing and concluded that there was no impairment of goodwill. Other than OpenTable, the fair values of our reporting units substantially exceeded their respective carrying values at September 30, 2018.

We estimated OpenTable’s fair value using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approaches (EBITDA multiples of comparable publicly-traded companies and precedent transactions). At September 30, 2018, OpenTable's estimated fair value was approximately 13% higher than its carrying value, therefore, there was no impairment to OpenTable's goodwill.

Since the annual impairment test, there have been no events or changes in circumstances to indicate a potential impairment to our goodwill. In addition, we did not identify an impairment indicator for our long-lived assets and intangible assets at December 31, 2018.

For the year ended December 31, 2016, we recognized a non-cash impairment charge for goodwill of $941 million related to OpenTable, which was not tax deductible. Future events and changing market conditions may lead us to re-evaluate the assumptions reflected in the current forecast, including key assumptions regarding OpenTable's expected growth rates and operating margins as well as other key assumptions with respect to matters outside of our control, such as discount rates, currency exchange rates and market EBITDA comparables. If OpenTable does not achieve the results currently expected or if any of the assumptions underlying our estimate of the fair value of the OpenTable business prove to be incorrect, we may need to adjust our forecast for the OpenTable business and recognize a goodwill impairment, which could have a material adverse effect on our results of operations. See Part I Item 1A Risk Factors - "The success of our acquisition of OpenTable is subject to numerous risks and uncertainties."

•
Income Taxes. We determine our tax expense based on our income and statutory tax rates applicable in the various jurisdictions in which we operate. Due to the complex nature of tax legislation and frequent changes with such associated legislation, significant judgment is required in computing our tax expense and determining our tax positions. In December 2017, the U.S. government enacted the Tax Act. The Tax Act made significant changes to U.S. federal tax law, including a reduction in the U.S. federal statutory tax rate from 35% to 21%, effective January 1, 2018. The Tax Act imposed a one-time deemed repatriation tax on accumulated unremitted international earnings, to be paid over eight years.

The Tax Act also introduced in 2018 a tax on 50% of global intangible low-taxed income (“GILTI”), which is income determined to be in excess of a specified routine rate of return, and a base erosion and anti-abuse tax (“BEAT”) aimed at preventing the erosion of the U.S. tax base. We have adopted an accounting policy to treat taxes on GILTI as period costs.

In December 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued by the Securities and Exchange Commission to address the application of U.S. GAAP in situations when the registrant does not have all the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, to the extent a registrant can reasonably estimate the effects of the Tax Act, a provisional tax amount can be recorded, but must be finalized prior to December 22, 2018. In 2018, we completed our accounting for the income tax effects of the Tax Act. We recorded an income tax benefit of $46 million to adjust our provisional income tax expense that was recorded during the year ended December 31, 2017 relating to the federal one-time deemed repatriation liability, as well as U.S. state income taxes and international withholding taxes associated with the mandatory deemed repatriation. In addition, we recorded an income tax benefit of $2 million in 2018 to adjust the remeasurement of our U.S. deferred tax assets and liabilities as of December 31, 2017 due to the reduction of the U.S. federal statutory tax rate that resulted from the Tax Act. We utilized $133 million of deferred tax assets related to federal operating loss carryforwards and $23 million of other tax credit carryforwards as of December 31, 2017 to reduce our transition tax liability.

We do not intend to indefinitely reinvest our international earnings that were subject to U.S. taxation pursuant to the mandatory deemed repatriation or subject to U.S. taxation as GILTI.

We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of temporary differences and tax planning strategies and record valuation allowances as required.

We are subject to ongoing tax examinations and assessments in various jurisdictions. To date, we have been audited in several taxing jurisdictions with no significant impact on our results of operations. After the French tax authorities issued a formal demand for payment of the amounts assessed, in the first quarter of 2019, we paid 356 million Euros to French tax authorities in order to preserve our right to contest the assessments in court (see Note 14 to our Consolidated Financial Statements). Although we believe that our tax filing positions comply with applicable laws, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. Accordingly, we may incur additional tax expense based upon our assessment of the more-likely-than-not outcomes or we may adjust previously recorded tax expense to reflect examination results.

•
Stock-Based Compensation. We record stock-based compensation expense for equity-based awards over the recipient's service period based upon the grant-date fair value of the award. A number of our equity awards have performance targets (a performance "contingency") which, if satisfied, can increase the number of shares issued to the recipients at the end of the performance period or, in certain instances, if not satisfied, reduce the number of shares issued to the recipients, sometimes to zero, at the end of the performance period. The performance periods for our performance-based equity awards are typically three years. We record stock-based compensation expense for these performance-based awards based upon our estimate of the probable outcome at the end of the performance period (i.e., the estimated performance against the performance targets). We periodically adjust the cumulative stock-based compensation expense recorded when the probable outcome for these performance-based awards is updated based upon changes in actual and forecasted operating results. Stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016 includes charges amounting to $48 million, $11 million and $21 million, respectively, representing the impact of adjusting the estimated probable outcome of unvested performance share units. Our actual performance against the performance targets could differ materially from our estimates.

Recent Accounting Pronouncements - See Note 2 to the Consolidated Financial Statements for details, which is incorporated into this Item 7 by reference thereto.

Results of Operations

For reporting periods beginning after December 31, 2017, the financial statements are prepared in accordance with the current revenue standard adopted on January 1, 2018. The financial statements for all periods prior to January 1, 2018 are presented under the previous revenue recognition accounting standard.

In addition, we have changed the presentation of advertising expenses and sales and marketing expenses and reclassified certain expense from "Cost of revenues" to "Sales and other expenses" or "General and administrative" expense in the Consolidated Statement of Operations for the year ended December 31, 2018. The Consolidated Statements of Operations for the years ended December 31, 2017 and 2016 have been conformed to the current period presentation and classification.

See Note 2 to our Consolidated Financial Statements for further information.

Year Ended December 31, 2018 compared to Year Ended December 31, 2017

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

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the years ended December 31, 2018 and 2017 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	(in millions)
	2018	2017	Change
Agency	$73,919	$69,697	6.1%
Merchant	18,812	11,529	63.2%
Total	$92,731	$81,225	14.2%

Gross bookings increased by 14.2% for the year ended December 31, 2018, compared to the year ended December 31, 2017 (growth on a constant-currency basis was approximately 13%), almost entirely due to growth of 12.9% in accommodation room night reservations. Accommodation ADRs on a constant-currency basis were relatively unchanged for the year ended December 31, 2018, compared to the year ended December 31, 2017. For the year ended December 31, 2018, compared to the year ended December 31, 2017, foreign exchange rate fluctuations benefited gross bookings growth in U.S. Dollars. We believe that unit growth rates and growth in total gross bookings on a constant-currency basis, which excludes the impact of foreign exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

Agency gross bookings are derived from travel-related transactions where we do not receive payments from travelers for the travel services provided. Agency gross bookings increased by 6.1% for the year ended December 31, 2018, compared to the year ended December 31, 2017, almost entirely due to the growth in gross bookings from agency accommodation room night reservations at Booking.com and agoda.

Merchant gross bookings are derived from services where we receive payments from travelers for the travel services provided. Merchant gross bookings increased by 63.2% for the year ended December 31, 2018, compared to the year ended

December 31, 2017, almost entirely due to growth in gross bookings from our merchant accommodation reservation services at Booking.com and agoda. Booking.com has been expanding its merchant accommodation reservation services to provide greater payment options for both consumers and travel service providers.

Accommodation room nights, rental car days and airline tickets reserved through our services for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
	(in millions)
	2018	2017	Change
Room nights	760	673	12.9%
Rental car days	73	73	0.3%
Airline tickets	7	7	3.8%

Accommodation room night reservations increased by 12.9% for the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to strong execution by our brand teams to increase the accommodation choices we offer our travelers, invest in performance and brand marketing and provide a continuously improving consumer experience, as well as the overall growth in the travel industry and the ongoing shift from offline to online for travel bookings. The increase for the year ended December 31, 2018, compared to the year ended December 31, 2017 was also positively impacted by a decrease in cancellation rates.

Rental car day reservations increased by 0.3% for the year ended December 31, 2018, compared to the year ended December 31, 2017, due to an increase in international rental car day reservations, almost entirely offset by a decrease in U.S. rental car day reservations primarily as a result of rental car supply constraints.

Airline ticket reservations increased by 3.8% for the year ended December 31, 2018, compared to the year ended December 31, 2017, due to the benefits of priceline's investments in its flight platform and brand marketing.

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

In addition, for periods beginning prior to January 1, 2018, revenues from priceline's Name Your Own Price® transactions were presented on a gross basis with the amount remitted to the travel service providers reported as cost of revenues. Under the current revenue standard, Name Your Own Price® revenues are reported on a net basis with the amount remitted to the travel service providers recorded as an offset in merchant revenues. Therefore, for periods beginning after December 31, 2017, we no longer present "Cost of revenues" or "Gross profit" in our Consolidated Statements of Operations. For further information on the adoption of the current revenue standard, see Note 2 to the Consolidated Financial Statements.

Revenues from online travel reservation services are classified into two categories:

•
Agency. Agency revenues are derived from travel-related transactions where we do not receive payments from travelers for the services provided. Agency revenues consist almost entirely of travel reservation commissions, as well as certain GDS reservation booking fees and certain travel insurance fees. Substantially all of our agency revenue is from Booking.com agency accommodation reservations.

•
Merchant. Merchant revenues are derived from travel-related transactions where we receive payments from travelers for the services provided, generally at the time of booking. Merchant revenues include (1) travel reservation commissions and transaction net revenues (i.e., the amount charged to travelers less the amount owed to travel service providers) in connection with our merchant reservation services; (2) ancillary fees, including travel insurance-related revenues and certain GDS reservation booking fees; and (3) credit card processing rebates and customer processing fees. Substantially all merchant revenues are for merchant services derived from transactions where travelers book accommodation reservations or rental car reservations from travel service providers.

Advertising and other revenues

Advertising and other revenues are derived primarily from (1) revenues earned by KAYAK for (a) sending referrals to OTCs and travel service providers and (b) advertising placements on KAYAK's platforms; and (2) revenues earned by OpenTable for (a) restaurant reservation services (fees paid by restaurants for diners seated through OpenTable's online reservation service) and (b) subscription fees for restaurant management services.

	Year Ended December 31,
	(in millions)
	2018	2017	Change
Agency revenues	$10,480	$9,714	7.9%
Merchant revenues	2,987	2,133
Advertising and other revenues	1,060	834	27.1%
Total revenues	$14,527	12,681
Cost of revenues		242
Gross profit		$12,439

Agency revenues increased by 7.9% for the year ended December 31, 2018, compared to the year ended December 31, 2017, almost entirely due to growth in agency accommodation room night reservations at Booking.com.

Merchant revenues were $3.0 billion for the year ended December 31, 2018, compared to merchant revenues less cost of revenues of $1.9 billion for the year ended December 31, 2017. Revenue from our merchant accommodation reservation services contributed approximately 91% of the year-over-year increase in merchant revenues for the year ended December 31, 2018. Booking.com has been expanding its merchant accommodation reservation services to provide greater payment options for both customers and travel service providers.

Advertising and other revenues increased by 27.1% for the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to (1) the inclusion of $168 million in revenue related to the Momondo Group for the year ended December 31, 2018, compared to $72 million in revenue related to the Momondo Group since its acquisition in July 2017 for the year ended December 31, 2017; (2) increased diner reservation revenues at OpenTable; (3) organic growth in our KAYAK business; and (4) a benefit from the reversal of $27 million related to OpenTable's loyalty program liability in the first quarter of 2018, which resulted from the introduction of a three-year time-based expiration for points earned by diners.

Total revenues of $14.5 billion for the year ended December 31, 2018 as compared to gross profit of $12.4 billion for the year ended December 31, 2017, increased by 16.8% (growth on a constant-currency basis was approximately 16%). Revenue from our accommodation reservation services contributed approximately 85% of the year-over-year increase for the year ended December 31, 2018.

Total revenues for the year ended December 31, 2018 under the current revenue standard, where revenue is recognized when the travel begins (at "check-in"), were substantially similar to total revenues for the year ended December 31, 2018, if reported under the previous revenue recognition accounting standard, where revenue was recognized when travel was completed (at "check-out") (see Note 2 to our Consolidated Financial Statements).

Total revenues as a percentage of gross bookings was 15.7% for the year ended December 31, 2018 as compared to gross profit as a percentage of gross bookings of 15.3% for the year ended December 31, 2017. The increase is due in part to the timing of booking versus travel resulting from the impact of decelerating gross bookings growth in the year ended December 31, 2018.

Our international businesses accounted for approximately $13.0 billion of our total revenues for the year ended December 31, 2018, compared to $11.1 billion of our gross profit for the year ended December 31, 2017. Total revenues attributable to our international businesses for the year ended December 31, 2018 increased by 17.4%, compared to gross profit attributable to our international businesses for the year ended December 31, 2017 (growth on a constant-currency basis was approximately 17%). Total revenues attributable to our U.S. businesses for the year ended December 31, 2018 increased by

11.6%, compared to gross profit attributable to our U.S. businesses for the year ended December 31, 2017, due to growth in each of our U.S. businesses. In addition, the adjustment to reverse a portion of OpenTable's loyalty program liability had a favorable impact on total revenues attributable to our U.S. businesses for the year ended December 31, 2018 of $27 million.

Operating Expenses

Marketing

	Year Ended December 31,
	(in millions)
	2018	2017	Change
Performance marketing	$4,447	$4,161	6.9%
% of Total revenues in 2018 / % of Gross profit in 2017	30.6%	33.5%
Brand marketing	$509	$435	17.2%
% of Total revenues in 2018 / % of Gross profit in 2017	3.5%	3.5%

We rely on performance marketing channels to generate a significant amount of traffic to our websites. Performance marketing expenses consist primarily of the costs of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) other performance-based marketing and incentives. For the year ended December 31, 2018, performance marketing expenses increased compared to the year ended December 31, 2017, to generate increased gross bookings and revenue. We adjust our performance marketing spend based on our growth and profitability objectives and the expected performance of our performance marketing channels. Performance marketing expense as a percentage of total revenues for the year ended December 31, 2018 decreased, compared to performance marketing expense as a percentage of gross profit for the year ended December 31, 2017, due to increased performance marketing ROIs and changes in the share of traffic by channel. We recognize the substantial majority of our performance marketing expenses as they are incurred, which is typically in the quarter in which the associated reservations are booked. In contrast, we generally do not recognize revenue from these reservations until the travel begins or, for periods beginning prior to January 1, 2018, until the travel is completed, which can be in a quarter other than when the reservations are booked. In addition, we may from time to time, as we did beginning the third quarter of 2017 and continuing through 2018, pursue a strategy of improving our performance marketing ROIs, which could negatively impact growth and positively impact performance marketing efficiency and profitability.

Brand marketing expenses consist primarily of television advertising, online video advertising (including the airing of our television advertising online) and online display advertising, as well as other marketing spend such as public relations, trade shows and sponsorships. For the year ended December 31, 2018, brand marketing expenses increased by 17.2% compared to the year ended December 31, 2017, primarily due to increased brand marketing expenses at Booking.com in order to increase brand awareness and grow the number of customers that come directly to the Booking.com platforms.

Sales and Other Expenses

	Year Ended December 31,
	(in millions)
	2018	2017	Change
Sales and other expenses	$830	$517	60.4%
% of Total revenues in 2018 / % of Gross profit in 2017	5.7%	4.2%

Sales and other expenses consist primarily of: (1) credit card and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) provisions for customer chargebacks associated with merchant transactions; (4) provisions for bad debt, primarily related to accommodation commission receivables; and (5) customer relations costs. For the year ended December 31, 2018, sales and other expenses, which are substantially variable in nature, increased compared to the year ended December 31, 2017 due primarily to increased transaction volumes (primarily, increased merchant transaction volumes at Booking.com), higher customer chargebacks and higher bad debt expense related to accommodation commission receivables.

Personnel

	Year Ended December 31,
	(in millions)
	2018	2017	Change
Personnel	$2,042	$1,660	23.1%
% of Total revenues in 2018 / % of Gross profit in 2017	14.1%	13.3%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes, and employee health and other benefits. Personnel expenses increased during the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to increases in aggregate salaries of $218 million for the year ended December 31, 2018 related to increased average salary per employee as well as headcount growth to support our businesses. Stock-based compensation expense was $317 million for the year ended December 31, 2018, compared to $261 million for the year ended December 31, 2017. Headcount increased, primarily at Booking.com, in the areas of information technology to support various business initiatives, such as alternative accommodations, marketing, payments and in-destination experiences, and customer service to support transaction growth.

General and Administrative

	Year Ended December 31,
	(in millions)
	2018	2017	Change
General and administrative	$699	$576	21.3%
% of Total revenues in 2018 / % of Gross profit in 2017	4.8%	4.6%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) personnel-related expenses such as travel, relocation, recruiting and training expenses; and (3) fees for outside professionals, including litigation expenses. General and administrative expenses increased during the year ended December 31, 2018, compared to the year ended December 31, 2017, due to an accrual for travel transaction taxes of $50 million for certain subsidiaries related to prior periods recognized in 2018 (see Note 14 to our Consolidated Financial Statements), higher occupancy and office expenses associated with increased headcount to support the expansion of our international businesses, as well as the fair value adjustment recognized in 2018 of $19 million to the contingent liability related to an acquisition. These increases were partially offset by a $27 million litigation-related expense in 2017 that did not occur in 2018 and a reversal of previously accrued travel transaction taxes of $6 million recorded in 2018 based on a favorable ruling in the State of California.

Information Technology

	Year Ended December 31,
	(in millions)
	2018	2017	Change
Information technology	$233	$189	23.2%
% of Total revenues in 2018 / % of Gross profit in 2017	1.6%	1.5%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) data communications and other expenses associated with operating our services; (3) outsourced data center costs; and (4) payments to outside consultants. Information technology expenses increased during the year ended December 31, 2018, compared to the year ended December 31, 2017, due primarily to increased software fees and data center and cloud costs.

Depreciation and Amortization

	Year Ended December 31,
	(in millions)
	2018	2017	Change
Depreciation and amortization	$426	$363	17.5%
% of Total revenues in 2018 / % of Gross profit in 2017	2.9%	2.9%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation of computer equipment; (3) depreciation of internally developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. Depreciation and amortization expenses increased during the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily as a result of increases of $36 million in data center equipment depreciation expenses and $19 million of internally developed software depreciation expenses due to higher capital expenditures and capitalized software development costs to support growth and geographic expansion.

Other Income (Expense)

	Year Ended December 31,
	(in millions)
	2018	2017	Change
Interest income	$187	$157	18.9%
Interest expense	(269)	(254)	6.1%
Net unrealized losses on marketable equity securities	(367)	—	N/A
Impairment of investments	—	(8)	N/A
Foreign currency transactions and other	(57)	(34)	58.9%
Total	$(506)	$(139)	262.3%

For the year ended December 31, 2018, interest income increased compared to the year ended December 31, 2017, primarily due to the growing impact of our cash pooling structure initiated in 2017, which enables the Company to aggregate and invest daily operating cash in money market funds. In addition, for the year ended December 31, 2018, the increase in interest income, compared to the year ended December 31, 2017, was also due to higher yields in cash equivalents and marketable securities, partially offset by lower average invested balance in marketable securities. Interest expense increased for the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily attributable to our borrowings under our cash pooling structure and our Senior Notes issued in August 2017, partially offset by the maturity of our 1.0% Convertible Senior Notes in March 2018 (see Note 10 to our Consolidated Financial Statements).

Net unrealized losses on marketable equity securities for the year ended December 31, 2018 are almost entirely related to our equity investments in Ctrip.com International Ltd. ("Ctrip"). Pursuant to the adoption of the accounting update on financial instruments in the first quarter of 2018, changes in fair value of marketable equity securities are recognized in net income for periods beginning after December 31, 2017, rather than accumulated other comprehensive income (see Note 2 to our Consolidated Financial Statements for further information).

Foreign currency transactions and other includes foreign currency gains or losses on derivative contracts, foreign currency transaction gains or losses, including costs related to foreign currency transactions, and net realized gains or losses on investments and other income or expense. Foreign currency transaction losses, including costs related to foreign currency transactions, resulted in foreign currency losses of $53 million and $31 million for the years ended December 31, 2018 and 2017, respectively.

Income Taxes

	Year Ended December 31,
	(in millions)
	2018	2017	Change
Income tax expense	$837	$2,058	(59.3)%
% of Earnings before income taxes	17.3%	46.8%

Our 2018 effective tax rates differ from the 2018 U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax and the $46 million benefit resulting from the adjustment to our prior year provisional income tax expense due to our completion of the accounting for the income tax effects of the Tax Act, partially offset by the effect of higher international tax rates and U.S. federal and state tax associated with our current year international earnings, resulting from the introduction of the Tax Act, as well as certain nondeductible expenses. Our 2017 effective tax rate differs from the 2017 U.S. federal statutory tax rate of 35%, principally due to a one-time transition tax of $1.6 billion on mandatory deemed repatriation of accumulated unremitted international earnings pursuant to the Tax Act, which includes U.S. state income taxes and international withholding taxes (see Note 13 to our Consolidated Financial Statements), partially offset by (1) a net tax benefit of $217 million related to the remeasurement of the Company’s U.S. deferred tax assets and liabilities due to the reduction of the U.S. federal statutory tax rate from 35% to 21% and (2) lower international tax rates.

Our effective tax rate is lower for the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily as a result of a one-time provisional income tax expense of $1.4 billion recorded during the year ended December 31, 2017 pursuant to the Tax Act, partially offset by the effect of higher international tax rates and U.S. federal and state tax associated with our current year international earnings during the year ended December 31, 2018, resulting from the introduction of the Tax Act.

A portion of Booking.com's earnings during the years ended December 31, 2018 and 2017 qualified for Innovation Box Tax treatment under Dutch tax law, which had a significant beneficial impact on the Company's effective tax rate for those periods. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not innovative or for any other reason, would substantially increase our effective tax rate and adversely impact our results of operations. During December 2017, legislation was enacted in the Netherlands that increased the Innovation Box Tax rate from 5% to 7%, effective for tax years beginning after December 31, 2017. See Part I Item 1A Risk Factors - " We may not be able to maintain our 'Innovation Box Tax' benefit."

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

Gross bookings increased by 19.3% for the year ended December 31, 2017, compared to the year ended December 31, 2016 (growth on a constant-currency basis was approximately 19%), almost entirely due to growth of 20.9% in accommodation room night reservations. Accommodation ADRs on a constant-currency basis were relatively unchanged for the year ended December 31, 2017, compared to the year ended December 31, 2016. For the year ended December 31, 2017, compared to the year ended December 31, 2016, foreign exchange rate fluctuations slightly benefited gross bookings growth in U.S. Dollars. We believe that unit growth rates and total gross bookings on a constant-currency basis, which excludes the impact of foreign exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

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

Accommodation room nights, rental car days and airline tickets reserved through our services for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,
	(in millions)
	2017	2016	Change
Room nights	673	557	20.9%
Rental car days	73	67	9.6%
Airline tickets	7	7	(5.3)%

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

Airline ticket reservations decreased by 5.3% for the year ended December 31, 2017, compared to the year ended December 31, 2016, due to a decline in priceline's retail airline ticket reservations and the discontinuation on September 1, 2016 of priceline’s Name Your Own Price® airline ticket reservation offering, partially offset by an increase in priceline's Express Deals® airline ticket reservation offering.

Revenues

	Year Ended December 31,
	(in millions)
	2017	2016	Change
Agency revenues	$9,714	$7,982	21.7%
Merchant revenues	2,133	2,048	4.2%
Advertising and other revenues	834	713	17.0%
Total revenues	$12,681	$10,743	18.0%

Agency revenues increased by 21.7% for the year ended December 31, 2017, compared to the year ended December 31, 2016, almost entirely due to the growth in agency accommodation room night reservations at Booking.com.

Merchant revenues increased by 4.2% for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to increases in our merchant price-disclosed accommodation and rental car reservation services, mostly offset by a significant decrease in revenues from priceline's Name Your Own Price® reservation services. On September 1, 2016, priceline’s Name Your Own Price® airline ticket reservation offering was discontinued. Our priceline's Name Your Own Price® reservation services, which declined year-over-year, are recorded "gross" in revenue with a corresponding travel service provider cost recorded in cost of revenues. Our other merchant revenues, which in total grew year-over-year, are recorded in revenue "net" of travel service provider costs. As a result, changes in Name Your Own Price® reservation revenue disproportionately affect merchant revenues as compared to our other merchant revenues.

Advertising and other revenues during the year ended December 31, 2017 consisted primarily of advertising revenues, restaurant reservation revenues and subscription revenues for restaurant reservation management services.  Advertising and other revenues increased by 17.0% for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to the inclusion of the Momondo Group revenue amounting to $72 million since its acquisition on July 24, 2017, other growth in our KAYAK business and increased diner reservation volumes at OpenTable.

Cost of Revenues

	Year Ended December 31,
	(in millions)
	2017	2016	Change
Cost of revenues	$242	$415	(41.6)%

For the year ended December 31, 2017, cost of revenues consisted primarily of: (1) the cost paid to travel service providers for priceline's Name Your Own Price® and vacation package reservation services, net of applicable taxes and charges; and (2) fees paid to third parties by priceline to return travel itinerary information for consumer search queries. Cost of revenues decreased by 41.6% for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to a decrease in priceline's Name Your Own Price® reservation services.

Agency revenues have no cost of revenues.

Gross Profit

	Year Ended December 31,
	(in millions)
	2017	2016	Change
Gross profit	$12,439	$10,328	20.4%
Gross margin	98.1%	96.1%

Total gross profit increased by 20.4% for the year ended December 31, 2017, compared to the year ended December 31, 2016 (growth on a constant-currency basis was approximately 19%). Gross profit from our accommodation reservation services contributed approximately 90% of the increase. In addition, the inclusion of the Momondo Group since its acquisition on July 24, 2017 contributed $72 million of gross profit.  Total gross margin (gross profit as a percentage of total revenue) increased during the year ended December 31, 2017, compared to the year ended December 31, 2016, because our revenues are disproportionately affected by priceline's Name Your Own Price® reservation services. Name Your Own Price® reservation services are recorded "gross" in revenue with a corresponding travel service provider cost recorded in cost of revenues, and in the year ended December 31, 2017 these revenues represented a smaller percentage of total revenues than in the year ended December 31, 2016. Our price-disclosed reservation services, which are recorded in revenue "net" of travel service provider costs, have been growing and priceline's Name Your Own Price® reservation services have been declining.

Gross profit as a percentage of gross bookings was 15.3% for the year ended December 31, 2017, as compared to 15.2% for the year ended December 31, 2016. The increase is due in part to the timing of booking versus travel resulting from the impact of decelerating gross bookings growth in the year ended December 31, 2017, as well as the inclusion of the Momondo Group since its acquisition on July 24, 2017.

Our international businesses accounted for approximately $11.1 billion of our gross profit for the year ended December 31, 2017, compared to $9.1 billion for the year ended December 31, 2016. Gross profit attributable to our international businesses increased by 22.1% for the year ended December 31, 2017 compared to the year ended December 31, 2016 (growth on a constant-currency basis was approximately 21%). Gross profit attributable to our U.S. businesses increased by 8.8% for the year ended December 31, 2017, compared to the year ended December 31, 2016, due to growth in gross profit for all of our U.S. businesses.

Operating Expenses

Marketing

	Year Ended December 31,
	(in millions)
	2017	2016	Change
Performance marketing	$4,161	$3,479	19.6%
% of Gross profit	33.5%	33.7%
Brand marketing	$435	$327	32.9%
% of Gross profit	3.5%	3.2%

We rely on performance marketing channels to generate a significant amount of traffic to our websites. Performance marketing expenses consist primarily of the costs of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) other performance-based marketing and incentives. For the year ended December 31, 2017, performance marketing expenses increased compared to the year ended December 31, 2016, to generate increased gross bookings and gross profit. We adjust our performance marketing spend based on our growth and profitability objectives and the expected performance of our performance marketing channels. Performance marketing expense as a percentage of gross profit for the year ended December 31, 2017 decreased compared to the year ended December 31, 2016 due to the timing of performance marketing spend relative to when associated revenue is recognized, as well as changes in the share of traffic by channel. In addition, during the third and fourth quarters of 2017, we pursued a strategy of improving our performance marketing ROIs, which positively impacted performance marketing efficiency. We recognize the substantial majority of our performance marketing expenses as they are incurred, which is typically in the quarter in which the associated reservations are booked. In contrast, we generally do not recognize revenue from these reservations until the travel occurs, which can be in a quarter other than when the reservations are booked.

Brand marketing expenses consist mainly of television advertising, online video advertising (including the airing of our television advertising online) and online display advertising, as well as other marketing spend such as public relations, trade shows and sponsorships. For the year ended December 31, 2017, brand marketing expenses increased by 32.9% compared to the year ended December 31, 2016, primarily due to increased brand marketing by Booking.com, KAYAK, which includes expenses related to the Momondo Group since its acquisition on July 24, 2017, and priceline. We increased our brand marketing expense in order to increase awareness of our brands and grow the number of customers that come directly to our websites.

Sales and Other Expenses

	Year Ended December 31,
	(in millions)
	2017	2016	Change
Sales and other expenses	$517	$422	22.4%
% of Gross profit	4.2%	4.1%

Sales and other expenses consist primarily of: (1) credit card and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) customer relations costs; (4) provisions for bad debt, primarily related to accommodation commission receivables; and (5) provisions for customer chargebacks associated with merchant transactions. For the year ended December 31, 2017, sales and other expenses, which are substantially variable in nature, increased compared to the year ended December 31, 2016 due primarily to increased transaction volumes and higher bad debt expense related to accommodation commission receivables.

Personnel

	Year Ended December 31,
	(in millions)
	2017	2016	Change
Personnel	$1,660	$1,350	22.9%
% of Gross profit	13.3%	13.1%

Personnel expenses consist of compensation to our personnel, including salaries, bonuses, stock-based compensation, payroll taxes, and employee health and other benefits. Personnel expenses increased during the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to increases in aggregate salaries of $219 million for the year ended December 31, 2017 primarily related to headcount growth to support our business. Stock-based compensation expense was $261 million for the year ended December 31, 2017, compared to $250 million for the year ended December 31, 2016.

General and Administrative

	Year Ended December 31,
	(in millions)
	2017	2016	Change
General and administrative	$576	$452	27.7%
% of Gross profit	4.6%	4.4%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) personnel-related expenses such as travel, relocation, recruiting and training expenses; and (3) fees for outside professionals, including litigation expenses. General and administrative expenses increased during the year ended December 31, 2017, compared to the year ended December 31, 2016, due primarily to higher personnel-related, occupancy and office expenses associated with increased headcount to support the expansion of our international businesses, as well as a $27 million litigation-related expense, of which $19 million was recorded in the fourth quarter of 2017, and higher fees for outside professionals, including professional fees related to our acquisition of the Momondo Group.

Information Technology

	Year Ended December 31,
	(in millions)
	2017	2016	Change
Information technology	$189	$142	33.0%
% of Gross profit	1.5%	1.4%

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

Depreciation and Amortization

	Year Ended December 31,
	(in millions)
	2017	2016	Change
Depreciation and amortization	$363	$309	17.4%
% of Gross profit	2.9%	3.0%

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

Impairment of Goodwill

	Year Ended December 31,
	(in millions)
	2017	2016	Change
Impairment of goodwill	$—	$941	N/A
% of Gross profit	N/A	9.1%

During the year ended December 31, 2016, we recognized a non-cash impairment charge for goodwill related to OpenTable, which is not tax deductible, of $941 million (see Note 9 to our Consolidated Financial Statements).

Other Income (Expense)

	Year Ended December 31,
	(in millions)
	2017	2016	Change
Interest income	$157	$95	65.6%
Interest expense	(254)	(208)	22.2%
Impairment of investments	(8)	(63)	(88.0)%
Foreign currency transactions and other	(34)	(17)	108.7%
Total	$(139)	$(193)	(27.7)%

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

See Note 4 to our Consolidated Financial Statements for additional information on impairments of our equity investments without readily determinable fair value.

Foreign currency transactions and other includes foreign currency gains or losses on derivative contracts, foreign currency transaction gains or losses, including costs related to foreign currency transactions, and net realized gains or losses on investments. Foreign currency transaction losses, including costs related to foreign currency transactions, resulted in foreign currency losses of $31 million and $20 million for the years ended December 31, 2017 and 2016, respectively.

Income Taxes

	Year Ended December 31,
	(in millions)
	2017	2016	Change
Income tax expense	$2,058	$578	255.8%
% of Earnings before income taxes	46.8%	21.3%

Our 2017 effective tax rate differs from the 2017 U.S. federal statutory tax rate of 35%, principally due to a one-time transition tax of approximately $1.6 billion on mandatory deemed repatriation of accumulated unremitted international earnings pursuant to the Tax Act, which includes U.S. state income taxes and international withholding taxes (see Note 13 to our Consolidated Financial Statements), partially offset by (1) a net tax benefit of $217 million related to the remeasurement of the Company’s U.S. deferred tax assets and liabilities due to the reduction of the U.S. federal statutory tax rate from 35% to 21% and (2) lower international tax rates. Our 2016 effective tax rate differs from the 2016 U.S. federal statutory tax rate of 35%, due to lower international tax rates, partially offset by the non-deductible impairment charge for goodwill of $941 million related to OpenTable recognized in 2016 (see Note 9 to our Consolidated Financial Statements) and the non-deductible impairment charge of $60 million associated with a cost-method investment recognized in 2016 (see Note 4 to our Consolidated Financial Statements).

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

Liquidity and Capital Resources

At December 31, 2018, we had $14.0 billion in cash, cash equivalents and short-term and long-term investments in marketable securities, of which approximately $6.4 billion is held by our international subsidiaries and is denominated primarily in U.S. Dollars, Euros and, to a lesser extent, British Pounds Sterling and other currencies. Cash equivalents and short-term and long-term investments in marketable securities are comprised of U.S. and international corporate bonds, U.S. and international government securities, high-grade commercial paper, U.S. government agency securities, convertible debt securities and American Depositary Shares ("ADSs") of Ctrip, Meituan Dianping equity securities, money market funds and time deposits (see Note 5 to our Consolidated Financial Statements).

In the first quarter of 2019, 2018 and 2017, we prepaid a portion of our Dutch income tax liability of $650 million, $726 million and $500 million, respectively, to earn prepayment discounts. In the first quarter of 2019, we paid assessments of 356 million Euros to French tax authorities in order to preserve our right to contest the assessments in court (see Note 14 to our Consolidated Financial Statements).

As a result of the Tax Act, we recorded a provisional transition tax liability as of December 31, 2017 of $1.3 billion. At December 31, 2018, the liability of $1.3 billion includes $1.2 billion in "Long-term U.S. transition tax liability" and $111 million in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet. In accordance with the Tax Act, generally, future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by the Company. See Note 13 to our Consolidated Financial Statements for further information.

In April 2018, we paid $139 million, net of cash acquired, and issued shares of our common stock in an amount of $110 million in connection with the acquisition of FareHarbor, a leading provider of business-to-business activities distribution services. In November 2018, we paid $134 million, net of cash acquired, to complete the acquisition of HotelsCombined, a hotel meta-search company.

In July 2018, we invested $500 million in preferred shares of Didi Chuxing, the leading mobile transportation and ride-hailing platform in China. In October 2018, we invested $200 million in preferred shares of Grab, a leading on-demand transportation and mobile service platform in Southeast Asia.

In June 2015, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. The revolving credit facility provides for the issuance of up to $70 million of letters of credit as well as borrowings of up to $50 million on same-day notice, referred to as swingline loans. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. At December 31, 2018, there were no borrowings outstanding and $5 million of letters of credit issued under the facility. We borrowed $100 million under this revolving credit facility in January 2019. See Note 10 to our Consolidated Financial Statements for further information related to the revolving credit facility.

In March 2018, in connection with the maturity of the remaining outstanding 2018 Notes, we paid $714 million to satisfy the aggregate principal amount due and paid an additional $773 million in satisfaction of the conversion value in excess of the principal amount.

In the first quarter of 2018, the Board of Directors authorized a program to repurchase up to $8.0 billion of our common stock, in addition to amounts previously authorized. During the year ended December 31, 2018, we repurchased 3,100,307 shares of our common stock for an aggregate cost of $6.0 billion. At December 31, 2018, we had a remaining aggregate amount of $4.5 billion authorized by our Board of Directors to repurchase our common stock. In 2019, we have continued to make repurchases of our common stock and we may continue to make additional repurchases of our common stock from time to time, depending on prevailing market conditions, alternate uses of capital and other factors.

In September 2016, we signed a turnkey agreement to construct an office building for Booking.com’s headquarters in the Netherlands for 270 million Euros. Upon signing this agreement, we paid 48 million Euros to the developer, which included 43 million Euros for the acquired land-use rights and 5 million Euros for the building construction. The remaining 222 million Euro obligation related to the turnkey agreement principally relates to the building construction cost. During the year ended December 31, 2018, we paid 66 million Euros ($80 million) related to our obligation under the turnkey agreement and have a 156 million Euro obligation remaining at December 31, 2018, which will be paid between 2019 and 2021 when we anticipate construction will be complete. In addition to the turnkey agreement, we have a remaining obligation at December 31, 2018 to pay 75 million Euros over the remaining term of the acquired land lease, which expires in 2065. We will also make additional capital expenditures to fit out and furnish the office space. See Note 14 to our Consolidated Financial Statements.

Cash Flow Analysis

Net cash provided by operating activities for the year ended December 31, 2018, was $5.3 billion, resulting from net income of $4.0 billion, a favorable impact from adjustments for non-cash items of $1.2 billion and net favorable changes in working capital and long-term assets and liabilities of $125 million. Non-cash items were principally associated with net unrealized losses on marketable equity securities, stock-based compensation expense, depreciation and amortization and the provision for uncollectible accounts. The changes in working capital for the year ended December 31, 2018, reflecting the increase in business volume and growth in Booking.com's merchant transactions, were primarily related to a $635 million increase in accounts payable, accrued expenses and other current liabilities, offset by a $319 million increase in accounts receivable and $201 million increase in prepaid expenses and other current assets.

Net cash provided by operating activities for the year ended December 31, 2017, was $4.7 billion, resulting from net income of $2.3 billion, a favorable impact from adjustments for non-cash items of $743 million and net favorable changes in working capital of $293 million and long-term assets and liabilities of $1.3 billion, which is principally related to the long-term transition tax liability recognized as a result of the U.S. Tax Act (see Note 13 to our Consolidated Financial Statements). Non-cash items were principally associated with stock-based compensation expense, depreciation and amortization, and amortization of debt discount. The changes in working capital for the year ended December 31, 2017, reflecting the increase in business volume, were primarily related to a $687 million increase in accounts payable, accrued expenses and other current liabilities, offset by a $270 million increase in accounts receivable and $124 million increase in prepaid expenses and other current assets.

Net cash provided by operating activities for the year ended December 31, 2016, was $4.0 billion, resulting from net income of $2.1 billion, a favorable impact from adjustments for non-cash items of $1.6 billion and net favorable changes in working capital and other long-term assets and liabilities of $214 million. Non-cash items were principally associated with impairment of goodwill, stock-based compensation expense and depreciation and amortization. The changes in working capital for the year ended December 31, 2016, reflecting the increase in business volume, were primarily related to a $514 million increase in accounts payable, accrued expenses and other current liabilities, offset by a $284 million increase in accounts receivable.

Net cash provided by investing activities was $2.2 billion for the year ended December 31, 2018, principally resulting from net sales of investments of $2.9 billion, partially offset by acquisitions and other investments, net of cash acquired, of $273 million. Net cash used in investing activities was $4.2 billion for the year ended December 31, 2017, principally resulting from net purchases of investments of $3.4 billion and acquisitions and other investments, net of cash acquired, of $553 million. Net cash used in investing activities was $3.3 billion for the year ended December 31, 2016, principally resulting from net purchases of investments of $3.1 billion and $48 million paid for the acquisition of land-use rights related to the construction of Booking.com's new headquarters in the Netherlands. Cash invested in the purchase of property and equipment was $442 million, $288 million and $220 million in the years ended December 31, 2018, 2017 and 2016, respectively. The increase for the years ended December 31, 2018, 2017 and 2016 were related to additional data center capacity and new offices to support growth and geographic expansion, principally related to our Booking.com and agoda brands. Cash invested in the purchase of property and equipment for the year ended December 31, 2018 includes the payment of $78 million related to the turnkey agreement for constructing Booking.com's future headquarters.

Net cash used in financing activities was $7.4 billion for the year ended December 31, 2018, which primarily consisted of payments for repurchase of common stock of $6.0 billion and payments for the conversion of Senior Notes of $1.5 billion, partially offset by proceeds from short-term borrowing of $25 million. Net cash used in financing activities was $79 million for the year ended December 31, 2017, which primarily consisted of payments for repurchase of common stock of $1.8 billion, payments for the conversion of Senior Notes of $286 million and repayment of the debt of $15 million assumed in the acquisition of the Momondo Group, partially offset by proceeds from the issuance of Senior Notes of $2.0 billion. Net cash used in financing activities was $1 million for the year ended December 31, 2016, which primarily consisted of payments for repurchase of common stock of $1.0 billion, offset by proceeds from the issuance of Senior Notes of $995 million and proceeds from the exercise of stock options of $16 million.

Contingencies

French tax authorities conducted an audit of the years 2003 through 2012. They are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income taxes and value-added taxes. In December 2015, the French tax authorities issued Booking.com assessments related to those tax years for approximately 356 million Euros, the majority of which would represent penalties and interest.  We believe that Booking.com has been, and continues to be, in compliance with French tax law and we are contesting the assessments. In December 2018, the French tax authorities issued a formal demand for payment of the amounts assessed. As a result, in January 2019, we paid the amount assessed in order to preserve our right to contest the assessments in court. Such payment does not constitute an admission that we owe the taxes and will be refunded (with interest) to us to the extent we prevail. If we are unable to resolve the matter with the French tax authorities, we plan to challenge the assessments in the French courts. The French tax authorities have begun a similar audit of the tax years 2013 through 2015, which could result in additional assessments. See Part I Item 1A Risk Factors - "We may have exposure to additional tax liabilities."

Contractual Obligations

The following table represents our material contractual obligations and commitments at December 31, 2018:

	Payments due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations(1)	$643	$163	$248	$114	$118
Land lease obligation(1)	81	1	4	4	72
Building construction obligation(1)	178	68	110	—	—
Senior Notes(2)	9,897	174	2,342	2,788	4,593
Revolving credit facility(3)	4	3	1	—	—
Contingent consideration(4)	28	28	—	—	—
U.S. transition tax liability	1,277	111	206	223	737
Total(5)	$12,108	$548	$2,911	$3,129	$5,520

(1)	See the section on "Operating Leases" and "Building Construction" section of Note 14 to our Consolidated Financial Statements for more details.

(2)
Represents the aggregate principal amount of our Senior Notes outstanding at December 31, 2018 and cumulative interest to maturity of $1.1 billion.  Convertible debt does not reflect the market value in excess of the outstanding principal amount because we can settle the conversion premium amount in cash or shares of common stock at our option. See Note 10 to our Consolidated Financial Statements.

(3)	Represents fees on both uncommitted funds and outstanding letters of credit at December 31, 2018.

(4)	See Note 18 to our Consolidated Financial Statements for more details.

(5)
We reported "Other long-term liabilities" of $162 million in the Consolidated Balance Sheet at December 31, 2018, which principally consists of $68 million in deferred rents and $39 million unrecognized tax benefits (see Note 13 to our Consolidated Financial Statements).  We have excluded these long-term liabilities from the contractual obligations table above. Deferred rents represent the difference in rent expense recognized in the income statements and rent payments related to operating leases. A variety of factors could affect the timing of payments for the liabilities related to unrecognized tax benefits. Therefore, we cannot reasonably estimate the timing of such payments.  We believe that these matters will likely not be resolved in the next twelve months and accordingly we have classified the estimated liability as non-current in the Consolidated Balance Sheet.

In 2018, we signed an agreement for a lease related to approximately 222,000 square feet of office space in the city of Manchester in the United Kingdom for the headquarters of Rentalcars.com. Rentalcars.com's obligation to execute the lease is conditional upon the developer completing certain activities, which are expected to be completed in 2020. If these activities are completed, the lease will commence for a term of approximately 13 years and we will have a lease obligation of approximately 65 million British Pounds Sterling, excluding lease incentives. Rentalcars.com will also make capital expenditures to fit out and furnish the office space. The obligation is not included in the table of contraction obligations presented above.

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

Off-Balance Sheet Arrangements.

At December 31, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company has exposure to several types of market risk: changes in interest rates, foreign currency exchange rates and equity prices.

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

We did not experience any material changes in interest rate exposures during the year ended December 31, 2018. Fixed rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available-for-sale investments in marketable debt securities assuming an adverse change of 100 basis points. A hypothetical 100 basis point (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $126 million and $206 million at December 31, 2018 and and 2017, respectively. These hypothetical losses would only be realized if we sold the investments prior to their maturity. This amount excludes our investment in Ctrip.com International Ltd. ("Ctrip") senior convertible notes, which are more sensitive to the equity market price volatility of Ctrip's American Depositary Shares ("ADSs") than changes in interest rates. The fair value of our Ctrip senior convertible notes will most likely increase as the market price of Ctrip's ADSs increases and will likely decrease as the market price of Ctrip's ADSs falls.

At December 31, 2018 and 2017, the outstanding aggregate principal amount of our debt was approximately $8.8 billion and $9.7 billion, respectively. We estimate that the fair value of such debt was approximately $9.3 billion and $11.1 billion at December 31, 2018 and 2017, respectively. A substantial portion of the fair value of our debt in excess of the outstanding principal amount relates to the conversion premium on our outstanding convertible notes.

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

As a result of currency exchange rate changes, our foreign-currency-denominated gross bookings, revenues and operating expenses as expressed in U.S. Dollars are higher for the year ended December 31, 2018 than they would have been had foreign exchange rates remained where they were for the year ended December 31, 2017. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. The aggregate principal value of our Euro-denominated long-term debt, and accrued interest thereon, provide a hedge against the impact of currency exchange rate fluctuations on the net assets of certain of our Euro functional currency subsidiaries.

From time to time, we enter into foreign currency derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign currency translation risks for the Euro, the British Pound Sterling and certain other currencies versus the U.S. Dollar. At December 31, 2018 and 2017, there were no such outstanding derivative contracts.

We are exposed to equity price risk as it relates to changes in fair value of our investments in equity securities of publicly-traded companies and private companies.  For periods beginning from January 1, 2018, changes in the fair value of our investments in publicly-traded equity securities are recognized in net income.  Our investments in private companies, excluding our investment in Grab (see Note 4 to our Consolidated Financial Statements), are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, with changes in value also recognized in net income (see Note 2 to our Consolidated Financial Statements).  The fair value of our investments in equity securities of publicly-traded companies and private companies, excluding our investment in Grab, was $1.0 billion and $501 million, respectively, at December 31, 2018, and $1.0 billion and $451 million, respectively, at December 31, 2017.  A hypothetical 10% decrease in the fair value of these investments at December 31, 2018 and 2017 will result in a loss of approximately $150 million and $140 million, respectively, being recognized in net income.

Item 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K (See Part IV Item 15 Exhibits and Financial Statement Schedules): Consolidated Balance Sheets at December 31, 2018 and 2017; Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; Notes to the Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of our management's assessment of the design and effectiveness of our internal controls over financial reporting for the year ended December 31, 2018.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. Our independent registered public accounting firm also attested to, and reported on the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the three months ended December 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Booking Holdings Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Booking Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for the recognition and measurement of financial instruments in 2018 due to the adoption of an accounting standard update.
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
February 27, 2019

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Part III Item 10 will be included in our Proxy Statement relating to our 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III Item 11 will be included in our Proxy Statement relating to our 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III Item 12 will be included in our Proxy Statement relating to our 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Part III Item 13 will be included in our Proxy Statement relating to our 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Part III Item 14 will be included in our Proxy Statement relating to our 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)                                  List of Documents Filed as a Part of this Annual Report on Form 10-K:

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K: Consolidated Balance Sheets at December 31, 2018 and 2017; Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; Notes to the Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

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

Exhibit Number	Description
3.1(a)	Restated Certificate of Incorporation of the Registrant.
3.2(a)	Amended and Restated By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1 and 3.2.
4.2(b)	Specimen Certificate for Registrant's Common Stock.
4.3(c)	Indenture, dated as of June 4, 2013, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.4(d)	Indenture, dated as of August 20, 2014, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.5(e)
Indenture for the 2.375% Senior Notes due 2024, 1.800% Senior Notes due 2027, 3.650% Senior Notes due 2025, 2.15% Senior Notes due 2022 and 3.600% Senior Notes due 2026, between the Registrant and Deutsche Bank Trust Company Americas, as Trustee.

4.6(f)	Indenture, dated as of August 8, 2017, between the Company and U.S. Bank National Association, as trustee.
4.7(g)	Form of 2.375% Senior Note due 2024.
4.8(h)	Officers' Certificate, dated September 23, 2014, for the 2.375% Senior Notes due 2024.
4.9(i)	Form of 1.800% Senior Note due 2027.
4.10(j)	Officers' Certificate, dated March 3, 2015, for the 1.800% Senior Notes due 2027.
4.11(k)	Form of 3.650% Senior Note due 2025.
4.12(l)	Officers' Certificate, dated March 13, 2015, for the 3.650% Senior Notes due 2025.
4.13(e)	Form of 2.15% Senior Note due 2022.
4.14(e)	Officers' Certificate, dated November 25, 2015, for the 2.15% Senior Notes due 2022.
4.15(m)	Form of 3.600% Senior Note due 2026.
4.16(m)	Officers' Certificate, dated May 23, 2016, for the 3.600% Senior Notes due 2026.
4.17(n)	Form of 0.800% Senior Note due 2022.
4.18(n)	Officers' Certificate, dated March 10, 2017, for the 0.800% Senior Notes due 2022.
4.19(o)	Form of 2.750% Senior Note due 2023.
4.20(o)	Officers' Certificate, dated August 15, 2017, with respect to the 2.750% Senior Notes due 2023.
4.21(o)	Form of 3.550% Senior Note due 2028.
4.22(o)	Officers' Certificate, dated August 15, 2017, with respect to the 3.550% Senior Notes due 2028.
10.1(p)+	Booking Holdings Inc. 1999 Omnibus Plan (As Amended and Restated Effective June 7, 2018).
10.2(q)+	Form of Restricted Stock Unit Award Agreement for Employees in the Netherlands under the 1999 Omnibus Plan.
10.3(r)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan to non-employee directors.
10.4(s)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan.
10.5(t)+	2016 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.6(u)+	2017 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.7(s)+	2018 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.8(u)+	Amended and Restated KAYAK Software Corporation 2012 Equity Incentive Plan.

Exhibit Number	Description
10.9(u)+	OpenTable, Inc. Amended and Restated 2009 Equity Incentive Award Plan.
10.10(v)+	Buuteeq, Inc. Amended and Restated 2010 Stock Plan.
10.11(w)+	Amended and Restated Rocket Travel, Inc. 2012 Stock Incentive Plan.
10.12(w)+	Amended and Restated Annual Bonus Plan.
10.13(x)+	Form of Non-Competition and Non-Solicitation Agreement.
10.14(y)+	Transition Agreement dated November 7, 2013 by and between the Registrant and Jeffery H. Boyd.
10.15(z)+	Letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.16(aa)+	Letter amendment, dated December 16, 2008, to letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.17(bb)+	Second Amended and Restated Employment Agreement, dated April 21, 2015 by and between the Registrant and Peter J. Millones.
10.18(cc)+	Amended and Restated Employment contract, dated May 19, 2016 by and between Booking.com Holding B.V. and Gillian Tans.
10.19(dd)+	Employment Agreement, dated December 15, 2016 by and between the Registrant and Glenn D. Fogel.
10.20(dd)+	Non-Competition and Non-Solicitation Agreement, dated December 15, 2016 by and between the Registrant and Glenn D. Fogel.
10.21(dd)+	Employee Confidentiality and Assignment Agreement, dated December 15, 2016 by and between the Registrant and Glenn D. Fogel.
10.22(dd)+	Letter Agreement, dated December 15, 2016 by and between the Registrant and Jeffery H. Boyd.
10.23(ee)+	Letter Agreement, dated May 11, 2017, between the Registrant and Daniel J. Finnegan.
10.24(ff)+	Letter amendment, dated March 1, 2018, to letter agreement, dated May 11, 2017, between the Registrant and Daniel J. Finnegan.
10.25(gg)+	Employment Agreement, dated January 19, 2018, between the Registrant and David I. Goulden.
10.26(gg)+	Non-Competition and Non-Solicitation Agreement, dated March 1, 2018, between the Registrant and David I. Goulden.
10.27(gg)+	Employee Confidentiality and Assignment Agreement, dated January 19, 2018, between the Registrant and David I. Goulden.
10.28(hh)	Credit Agreement, dated as of June 19, 2015, among the Registrant, the lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certification of Glenn D. Fogel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David I. Goulden, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(ii)	Certification of Glenn D. Fogel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(ii)	Certification of David I. Goulden, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101
The following financial statements from the Company's Annual Report on Form 10‑K for the year ended December 31, 2018 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

____________________________

+	Indicates a management contract or compensatory plan or arrangement.

(a)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 (File No. 1-36691).
(b)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-1 filed on March 18, 1999 (File No. 333-69657).

(c)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 4, 2013 (File No. 0-25581).
(d)	Previously filed as an exhibit to the Current Report on Form 8-K filed on August 20, 2014 (File No. 0-25581).
(e)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 25, 2015 (File No. 1-36691).
(f)	Previously filed as an exhibit to the Registration Statement on Form S-3 filed on August 8, 2017 (File No. 333-219800).
(g)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 22, 2014 (File No. 0-25581).
(h)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 26, 2014 (File No. 0-25581).
(i)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2015 (File No. 1-36691).
(j)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2015 (File No. 1-36691).
(k)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 12, 2015 (File No. 1-36691).
(l)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 13, 2015 (File No. 1-36691).
(m)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 23, 2016 (File No. 1-36691).
(n)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 10, 2017 (File No. 1-36691).
(o)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 15, 2017 (File No. 1-36691).
(p)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 8, 2018 (File No. 1-36691).
(q)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on November 8, 2005 (File No. 0-25581).
(r)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 9, 2011 (File No. 0-25581).
(s)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2018 (File No. 1-36691).
(t)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 10, 2016 (File No. 1-36691).
(u)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 3, 2017 (File No. 1-36691).
(v)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed on June 13, 2014 (File No. 333-196756).
(w)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2015 (File No. 1-36691).
(x)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2013 (File No. 0-25581).
(y)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 8, 2013 (File No. 0-25581).
(z)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 21, 2005 (File No. 0-25581).
(aa)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2008 (File No. 0-25581).
(bb)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 24, 2015 (File No. 1-36691).
(cc)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 20, 2016 (File No. 1-36691).
(dd)	Previously filed as an exhibit to the Current Report on Form 8-K filed on December 16, 2016 (File No. 1-36691).
(ee)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 12, 2017 (File No. 1-36691).
(ff)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on May 9, 2018 (File No. 1-36691).
(gg)	Previously filed as an exhibit to the Current Report on Form 8-K filed on January 22, 2018 (File No. 1-36691).
(hh)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 24, 2015 (File No. 1-36691).
(ii)	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOKING HOLDINGS INC.

By:	/s/ Glenn D. Fogel
	Name:	Glenn D. Fogel
	Title:	Chief Executive Officer and President
	Date:	February 27, 2019

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Glenn D. Fogel, David I. Goulden and Peter J. Millones, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glenn D. Fogel	Director, Chief Executive Officer and President	February 27, 2019
Glenn D. Fogel

/s/ Jeffery H. Boyd	Director, Chairman of the Board	February 27, 2019
Jeffery H. Boyd

/s/ David I. Goulden	Executive Vice President and Chief Financial	February 27, 2019
David I. Goulden	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Timothy M. Armstrong	Director	February 27, 2019
Timothy M. Armstrong

/s/ Jeffrey E. Epstein	Director	February 27, 2019
Jeffrey E. Epstein

/s/ James M. Guyette	Director	February 27, 2019
James M. Guyette

/s/ Robert J. Mylod Jr.	Director	February 27, 2019
Robert J. Mylod Jr.

/s/ Charles H. Noski	Director	February 27, 2019
Charles H. Noski

/s/ Nancy B. Peretsman	Director	February 27, 2019
Nancy B. Peretsman

/s/ Thomas E. Rothman	Director	February 27, 2019
Thomas E. Rothman

/s/ Craig W. Rydin	Director	February 27, 2019
Craig W. Rydin

/s/ Lynn M. Vojvodich	Director	February 27, 2019
Lynn M. Vojvodich

/s/ Mirian Graddick-Weir	Director	February 27, 2019
Mirian Graddick-Weir

/s/ Nicholas J. Read	Director	February 27, 2019
Nicholas J. Read

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Booking Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Booking Holdings Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows, for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of financial instruments in 2018 due to the adoption of an accounting standard update.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 27, 2019
We have served as the Company’s auditor since 1997.

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$2,624	$2,542
Short-term investments in marketable securities	3,660	4,860
Accounts receivable, net of allowance for doubtful accounts of $61 and $39, respectively	1,523	1,218
Prepaid expenses and other current assets	600	415
Total current assets	8,407	9,035
Property and equipment, net	656	480
Intangible assets, net	2,125	2,177
Goodwill	2,910	2,738
Long-term investments	8,408	10,873
Other assets	181	148
Total assets	$22,687	$25,451

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,134	$668
Accrued expenses and other current liabilities	1,399	1,139
Deferred merchant bookings	1,022	980
Convertible debt	—	711
Total current liabilities	3,555	3,498
Deferred income taxes	370	481
Long-term U.S. transition tax liability	1,166	1,251
Other long-term liabilities	162	147
Long-term debt	8,649	8,810
Total liabilities	13,902	14,187

Commitments and Contingencies (See Note 14)
Convertible debt	—	3

Stockholders' equity:
Common stock, $0.008 par value, authorized 1,000,000,000 shares, 62,948,762 and 62,689,097 shares issued, respectively	—	—
Treasury stock, 17,317,126 and 14,216,819 shares, respectively	(14,711)	(8,699)
Additional paid-in capital	5,445	5,783
Retained earnings	18,367	13,939
Accumulated other comprehensive income (loss)	(316)	238
Total stockholders' equity	8,785	11,261
Total liabilities and stockholders' equity	$22,687	$25,451

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Agency revenues	$10,480	$9,714	$7,982
Merchant revenues	2,987	2,133	2,048
Advertising and other revenues	1,060	834	713
Total revenues	14,527	12,681	10,743
Cost of revenues		242	415
Gross profit		12,439	10,328
Operating expenses:
Performance marketing	4,447	4,161	3,479
Brand marketing	509	435	327
Sales and other expenses	830	517	422
Personnel, including stock-based compensation of $317, $261 and $250, respectively	2,042	1,660	1,350
General and administrative	699	576	452
Information technology	233	189	142
Depreciation and amortization	426	363	309
Impairment of goodwill	—	—	941
Total operating expenses	9,186	7,901	7,422
Operating income	5,341	4,538	2,906
Other (expense) income:
Interest income	187	157	95
Interest expense	(269)	(254)	(208)
Net unrealized losses on marketable equity securities	(367)	—	—
Impairment of investments	—	(8)	(63)
Foreign currency transactions and other	(57)	(34)	(17)
Total other expense	(506)	(139)	(193)
Earnings before income taxes	4,835	4,399	2,713
Income tax expense	837	2,058	578
Net income	$3,998	$2,341	$2,135
Net income applicable to common stockholders per basic common share	$84.26	$47.78	$43.14
Weighted-average number of basic common shares outstanding (in 000's)	47,446	48,994	49,491
Net income applicable to common stockholders per diluted common share	$83.26	$46.86	$42.65
Weighted-average number of diluted common shares outstanding (in 000's)	48,017	49,954	50,063

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2018	2017	2016
Net income (1)	$3,998	$2,341	$2,135
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax charge of $12, tax benefit of $175, and tax charge of $34, respectively (2)	(114)	297	(95)
Net unrealized (losses) gains on marketable securities, net of tax benefit of $2 and tax charges of $81 and $15, respectively (1) (3) (4)	(199)	76	(285)
Comprehensive income	$3,685	$2,714	$1,755

(1) The Company realized net gains of $1 million related to investments in debt securities sold for both years ended December 31, 2017 and 2016.

(2) Foreign currency translation adjustments result from currency fluctuations on the translation of the Company's non-U.S. Dollar denominated net assets, net of the impact of net investment hedges.

During the year ended December 31, 2018, the Company recorded a tax benefit of $41 million related to foreign currency translation adjustments to its one-time deemed repatriation tax liability recorded at December 31, 2017 and current year foreign earnings subject to U.S. federal and state income tax, resulting from the introduction of the U.S. Tax Cuts and Jobs Act (the "Tax Act"). Prior to January 1, 2018, foreign currency translation adjustments excluded U.S. federal and state income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States.

Foreign currency translation adjustments also include a tax charge of $53 million, a tax benefit of $175 million and a tax charge of $34 million for the years ended December 31, 2018, 2017 and 2016, respectively, associated with the Company's Euro-denominated debt, which is designated as a net investment hedge against the impact of currency fluctuations of the Company's Euro-denominated net assets (see Note 12).

(3) Net unrealized losses before tax on marketable securities of $190 million, net unrealized gains of $86 million and net unrealized losses of $332 million for the years ended December 31, 2018, 2017 and 2016, respectively, were not subject to income tax in the Netherlands. Net unrealized losses before tax of $7 million and gains before tax of $71 million and $62 million for the years ended December 31, 2018, 2017 and 2016, respectively, were taxable at a 25% tax rate in the Netherlands, resulting in a tax benefit of $2 million and tax charges of $18 million and $15 million for the years ended December 31, 2018, 2017 and 2016, respectively. The remaining net unrealized losses on marketable securities and related tax benefits for the year ended December 31, 2018 were associated with marketable debt securities held by a U.S. subsidiary.

For the year ended December 31, 2017, the Company also recorded a U.S. deferred tax liability of $63 million related to net cumulative unrealized gains associated with certain international investments.

(4) For periods beginning after December 31, 2017, marketable equity securities are reported at estimated fair value with changes in fair value recognized in net income rather than accumulated other comprehensive income within stockholders' equity, pursuant to the adoption of the accounting update on financial instruments in 2018 (see Note 2).

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016
(In millions except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares (in 000's)	Amount	Shares (in 000's)	Amount
Balance, December 31, 2015	62,040	$—	(12,428)	$(5,827)	$5,185	$9,192	$245	$8,795
Net income	—	—	—	—	—	2,135	—	2,135
Foreign currency translation adjustments	—	—	—	—	—	—	(95)	(95)
Net unrealized losses on marketable securities	—	—	—	—	—	—	(285)	(285)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	(29)	—	—	(29)
Exercise of stock options and vesting of restricted stock units and performance share units	339	—	—	—	16	—	—	16
Repurchase of common stock	—	—	(763)	(1,028)	—	—	—	(1,028)
Stock-based compensation and other stock-based payments	—	—	—	—	250	—	—	250
Excess tax benefits on stock-based awards and other equity deductions	—	—	—	—	61	—	—	61
Balance, December 31, 2016	62,379	$—	(13,191)	$(6,855)	$5,483	$11,327	$(135)	$9,820
Cumulative effect of adoption of accounting standard updates	—	—	—	—	9	271	—	280
Net income	—	—	—	—	—	2,341	—	2,341
Foreign currency translation adjustments	—	—	—	—	—	—	297	297
Net unrealized gains on marketable securities	—	—	—	—	—	—	76	76
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	26	—	—	26
Exercise of stock options and vesting of restricted stock units and performance share units	160	—	—	—	5	—	—	5
Repurchase of common stock	—	—	(1,026)	(1,844)	—	—	—	(1,844)
Stock-based compensation and other stock-based payments	—	—	—	—	261	—	—	261
Conversion of debt	150	—	—	—	(1)	—	—	(1)
Balance, December 31, 2017	62,689	$—	(14,217)	$(8,699)	$5,783	$13,939	$238	$11,261
Cumulative effect of adoption of accounting standard updates	—	—	—	—	—	430	(241)	189
Net income	—	—	—	—	—	3,998	—	3,998
Foreign currency translation adjustments	—	—	—	—	—	—	(114)	(114)
Net unrealized losses on marketable securities	—	—	—	—	—	—	(199)	(199)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	3	—	—	3
Exercise of stock options and vesting of restricted stock units and performance share units	208	—	—	—	2	—	—	2
Repurchase of common stock	—	—	(3,100)	(6,012)	—	—	—	(6,012)
Stock-based compensation and other stock-based payments	—	—	—	—	320	—	—	320
Conversion of debt	—	—	—	—	(773)	—	—	(773)
Common stock issued in an acquisition	52	—	—	—	110	—	—	110
Balance, December 31, 2018	62,949	$—	(17,317)	$(14,711)	$5,445	$18,367	$(316)	$8,785

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES:
Net income	$3,998	$2,341	$2,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	248	187	140
Amortization	178	176	169
Provision for uncollectible accounts	163	62	46
Deferred income tax benefit	(150)	(32)	(112)
Net unrealized losses on marketable equity securities	367	—	—
Stock-based compensation expense and other stock-based payments	331	261	250
Amortization of debt issuance costs	7	9	8
Amortization of debt discount	52	70	69
Loss on early extinguishment of debt	—	2	—
Impairment of goodwill	—	—	941
Impairment of investments	—	8	63
Excess tax benefits on stock-based awards and other equity deductions	—	—	61
Contingent consideration fair value adjustment	19	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(319)	(270)	(284)
Prepaid expenses and other current assets	(201)	(124)	5
Accounts payable, accrued expenses and other current liabilities	635	687	514
Long-term U.S. transition tax liability	40	1,251	—
Other long-term assets and liabilities	(30)	34	(21)
Net cash provided by operating activities	5,338	4,662	3,984

INVESTING ACTIVITIES:
Purchase of investments	(2,686)	(6,941)	(6,748)
Proceeds from sale of investments	5,616	3,580	3,684
Additions to property and equipment	(442)	(288)	(220)
Acquisitions and other investments, net of cash acquired	(273)	(553)	(1)
Acquisition of land-use rights	—	—	(48)
Net cash provided by (used in) investing activities	2,215	(4,202)	(3,333)

FINANCING ACTIVITIES:
Proceeds from short-term borrowing	25	—	—
Proceeds from the issuance of long-term debt	—	2,045	995
Payments for conversion of senior notes	(1,487)	(286)	—
Repayment of debt	—	(15)	—
Payments for repurchase of common stock	(5,971)	(1,828)	(1,012)
Proceeds from exercise of stock options	2	5	16
Net cash used in financing activities	(7,431)	(79)	(1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(40)	100	(46)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	82	481	604
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period	2,563	2,082	1,478
Total cash and cash equivalents and restricted cash and cash equivalent, end of period	$2,645	$2,563	$2,082

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,169	$702	$637
Cash paid during the period for interest	$219	$155	$126
Non-cash operating and financing activity for an acquisition (See Note 18)	$51	$—	$—
Non-cash investing and financing activity for an acquisition (See Note 18)	$59	$—	$—
 See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS DESCRIPTION

Booking Holdings Inc. ("Booking Holdings" or the "Company") helps people experience the world by providing consumers, travel service providers and restaurants with leading travel and restaurant online reservation and related services. Through one or more of the Company's brands, consumers can: book a broad array of accommodations (including hotels, motels, resorts, homes, apartments, bed and breakfasts, hostels and other properties); make a car rental reservation or arrange for an airport taxi; make a dinner reservation; or book a cruise, flight, vacation package, tour or activity. Consumers can also use our meta-search services to easily compare travel reservation information, such as airline ticket, hotel reservation and rental car reservation information, from hundreds of online travel platforms at once. In addition, the Company offers various other services to consumers, such as certain insurance products and restaurant management services to restaurants.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Company's Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including acquired businesses from the dates of acquisition.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto.  Actual results may differ significantly from those estimates.  The estimates underlying the Company's Consolidated Financial Statements relate to, among other things, the valuation of goodwill, long-lived assets and intangible assets, income taxes, stock-based compensation, the allowance for doubtful accounts and the accrual of obligations for loyalty programs.

Reclassifications — Certain amounts from prior periods have been reclassified to conform to the current year presentation.

Change in Presentation — In the first quarter of 2018, the Company changed the presentation of "Performance advertising", "Brand advertising", and "Sales and marketing" to "Performance marketing", "Brand marketing" and "Sales and other expenses" in the Consolidated Statements of Operations. The descriptions of these new lines are as follows:

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

"Sales and other expenses" are generally variable in nature and consist primarily of: (1) credit cards and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) provisions for customer chargebacks associated with merchant transactions; (4) customer relations costs; (5) provisions for bad debt, primarily related to accommodation commission receivables; and (6) insurance claim costs.

In conjunction with the adoption of the current revenue recognition accounting standard ("the current revenue standard") effective January 1, 2018, the Company reclassified certain expenses from "Cost of revenues" to "Sales and other expenses" or "General and administrative" expenses in its Consolidated Statements of Operations for the years ended December 31, 2017 and 2016 to conform to the current period presentation.

The change in presentation and the reclassification for the years ended December 31, 2017 and 2016 had no impact on operating income or net income and are summarized below (in millions):

Previously Reported	2017	2016
Cost of revenues	$251	$428
Performance advertising	4,142	3,479
Brand advertising	392	296
Sales and marketing	562	435
General and administrative	586	456

Current Presentation	2017	2016
Cost of revenues	$242	$415
Performance marketing	4,161	3,479
Brand marketing	435	327
Sales and other expenses	517	422
General and administrative	576	452

Reclassification of Investments in Private Companies: In 2018, the Company changed the presentation of its equity investments in private companies to include them in "Long-term investments" instead of "Other assets" in the Consolidated Balance Sheets and in "Purchase of investments" instead of "Acquisitions and other investments, net of cash acquired" in the Consolidated Statements of Cash Flows. Therefore, the Company reclassified $451 million of investments in its Consolidated Balance Sheet at December 31, 2017 and cash payments of $450 million and $7 million in its Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016, respectively, to conform to this current period presentations. See Note 4 for more detail.

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

Restricted Cash and Cash Equivalents — Restricted cash and cash equivalents are restricted through legal contracts, regulations or by the Company's intention to use the cash for a specific purpose. Restricted cash and cash equivalents at December 31, 2018 and 2017 principally relates to the minimum cash requirement for Rentalcars.com's insurance business established in 2017. Restricted cash at December 31, 2016 collateralizes office leases. The following table reconciles cash, cash equivalents and restricted cash and cash equivalents reported in the Consolidated Balance Sheets to the total amount shown in the Consolidated Statements of Cash Flows (in millions):

	December 31,
	2018	2017	2016
As included in the Consolidated Balance Sheets:
Cash and cash equivalents	$2,624	$2,542	$2,081
Restricted cash and cash equivalents included in prepaid expenses and other current assets	21	21	1
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Consolidated Statements of Cash Flows	$2,645	$2,563	$2,082

Investments — Investments held by the Company include debt and equity securities. Preferred stock that is either mandatorily redeemable or redeemable at the option of the investor is considered a debt security. Investments in debt or equity securities that include embedded features, such as conversion or redemption features, are analyzed by the Company to determine if these features are embedded derivatives that require separate accounting treatment.

•
Debt Securities. The Company has classified its investments in debt securities as available-for-sale securities.  These securities are reported at estimated fair value with the aggregate unrealized gains and losses, net of taxes, reflected as a part of "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets. Investments in debt securities are considered to be impaired when a decline in fair value is judged to be other than temporary because the Company either intends to sell or it is more-likely-than not that it will have to sell the impaired security before recovery. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established.  If the Company does not intend to sell the debt security, but it is probable that the Company will not collect all amounts due, then only the impairment due to the credit risk would be recognized in earnings and the remaining amount of the impairment would be recognized in accumulated other comprehensive income within stockholders' equity. The fair value of these investments is based on the specific quoted market price of the securities or comparable securities at the balance sheet dates. Unobservable inputs are also used when little or no market data is available. See Note 5 for information on fair value measurements.

The Company's investments in marketable debt securities are recognized based on trade date and reported as "Short-term investments in marketable securities" or "Long-term investments" in the Consolidated Balance Sheets based on the maturity date of the debt security. Investments of a strategic nature that have been made for the purpose of affiliation or potential business advantage are included in "Long-term investments" in the Consolidated Balance Sheets.

•
Equity Securities. Equity securities are reported as "Long-term investments" in the Consolidated Balance Sheets and include marketable equity securities and equity investments without readily determinable fair values.

For periods beginning after December 31, 2017, marketable equity securities are reported at estimated fair value with changes in fair value recognized in net income rather than accumulated other comprehensive income within stockholders' equity, pursuant to the adoption of the accounting update on financial instruments in 2018. As a result, the Company recognized $367 million, before tax, in "Net unrealized losses on marketable equity securities" in the Consolidated Statement of Operations for the year ended December 31, 2018. See "Recent Accounting Pronouncements Adopted" later in this footnote for further information on the impact of the adoption of this accounting update.

The Company holds investments in equity securities of private companies, over which the Company does not have the ability to exercise significant influence or control. Pursuant to the adoption of the accounting update on financial instruments in 2018 (see "Recent Accounting Pronouncements Adopted" later in this footnote), for periods beginning after December 31, 2017, the Company elected to measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Previously, these investments were carried at cost and adjusted to fair value only for other-than-temporary declines in fair value. See "Reclassification of Investments in Private Companies" in this footnote for the change in the presentation of these investments in 2018.

See Note 4 and 5 for further information on investments.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease related to leasehold improvements, whichever is shorter.

Building Construction-in-progress — Building construction-in-progress is associated with the construction of an office building in the Netherlands and is included in “Property and equipment, net” in the Consolidated Balance Sheets. Depreciation of the building and its related components will commence once it is ready for the Company’s use.

Land-use rights — Land-use rights represent prepayments for the long-term lease of land where the Company is constructing an office building in the Netherlands. At December 31, 2018 and 2017, the Company had $47 million and $51 million, respectively, associated with land-use rights recorded in “Other assets” in the Consolidated Balance Sheets. The land-use rights are expensed on a straight-line basis over the lease period. This expense is recorded as rent expense in "General and administrative" expense in the Consolidated Statements of Operations. See Note 14 for further details.

Website and Internal-use Software Capitalization — Certain direct development costs associated with website and internal-use software are capitalized and include external direct costs of services and payroll costs for employees devoting time to the software projects principally related to platform development, including support systems, software coding, designing system interfaces and installation and testing of the software.  These costs are recorded as property and equipment and are generally amortized over a period of two to five years beginning when the asset is substantially ready for use. Costs incurred for enhancements that are expected to result in additional features or functionalities are capitalized and amortized over the estimated useful life of the enhancements. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. Additions to capitalized costs during the years ended December 31, 2018, 2017 and 2016 were $97 million, $80 million and $54 million, respectively.

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

Online travel reservation services — For periods beginning after December 31, 2017, the Company recognizes revenue for travel reservation services when the travel begins rather than when the travel is completed. Substantially all of the Company's revenues are generated by providing online travel reservation services, which principally allows travelers to book travel reservations with travel service providers through the Company’s platforms. While the Company generally refers to a consumer that books travel reservation services on the Company's platforms as its customer, for accounting purposes, the Company's customers are the travel service providers and, in certain merchant transactions, the travelers. The Company's contracts with travel service providers give them the ability to market their reservation availability without transferring responsibility to deliver the travel service to the Company, therefore, the Company's revenues are presented on a net basis in the Consolidated Statements of Operations. These contracts include payment terms and establish the consideration to which the Company is entitled, which includes either a commission or a margin on the travel transaction. Revenue is measured based on the expected consideration specified in the contract with the travel service provider, considering the effects of sales incentives, "no show" cancellations (where the traveler has not cancelled the reservation but does not arrive on the scheduled reservation date) and "late" cancellations (where the travel service provider accepts a cancellation after its cancellation cut-off date). Estimates for cancellations and sales incentives are based on historical experience and current trends. Coupons are recorded as a reduction of the transaction price at the time they are redeemed.

Online travel reservation services are recorded at a point in time when the Company has completed its post-booking services and the travelers begin using the arranged travel services. These services are classified into two categories:

•
Agency revenues are derived from travel-related transactions where the Company does not receive payments from travelers for the services provided. The Company invoices the travel service providers for its commissions in the month that travel is completed. Agency revenues consist almost entirely of travel reservation commissions, as well as certain global distribution system ("GDS") reservation booking fees and certain travel insurance fees. Substantially all of the Company's agency revenue is from Booking.com agency accommodation reservations.

•
Merchant revenues are derived from travel-related transactions where the Company receives payments from travelers for the services provided, generally at the time of booking. The Company records cash collected from travelers, which includes the amounts owed to the travel service providers and the Company’s commission or margin and fees, as deferred merchant bookings until the arranged travel service begins. Merchant revenues include travel reservation commissions and transaction net revenues (i.e., the amount charged to travelers less the amount owed to travel service providers) in connection with the Company's merchant reservations services; ancillary fees, including travel insurance-related revenues and certain GDS reservation booking fees; and credit card processing rebates and customer processing fees. Substantially all merchant revenues are for merchant services derived from transactions where travelers book accommodation reservations or rental car reservations from travel service providers.

Pursuant to the terms of the Company's merchant services, travel service providers are permitted to bill the Company for the underlying cost of the services during a specified period of time. If the Company is not billed by the travel service provider within the specified period of time, the Company increases its revenue by the unbilled amount.

Tax Recovery Charge, Occupancy Taxes and State and Local Taxes — For merchant transactions, the Company charges the traveler an amount intended to cover the taxes that the Company anticipates the travel service provider will remit to the local taxing authorities ("tax recovery charge").  Tax rate information for calculating the tax recovery charge is provided to the Company by the travel service providers.

In certain taxing jurisdictions, the Company is required by statute, regulation or court order to collect and remit certain local occupancy tax, general excise tax, value-added tax and/or sales tax ("travel transaction taxes") and/or service fees. In other taxing jurisdictions, the Company is required to collect from the traveler and remit directly to the taxing jurisdiction transaction-related taxes imposed on the full amount of the transaction, which includes taxes on the margin, service fees and the underlying rate provided by the travel service provider. The rate information for calculating these taxes is provided to the Company directly from the taxing jurisdictions. The taxes collected from travelers are reported on a net basis in revenues in the Consolidated Statements of Operations.

Advertising and Other Revenues — Advertising and other revenues are primarily recognized by KAYAK and OpenTable for advertising placements on their websites. KAYAK recognizes advertising revenue primarily by sending referrals to online travel companies ("OTCs") and travel service providers and from advertising placements on its platforms. Revenue related to referrals is recognized when a consumer clicks on a referral placement or upon completion of the travel. Revenue for advertising placements is recognized based upon when a consumer clicks on an advertisement or when KAYAK displays an advertisement. OpenTable recognizes revenues for reservation fees when diners are seated through its online restaurant reservation service and revenues for subscription fees for restaurant management services on a straight-line basis over the contractual period in accordance with how the service is provided.

Loyalty Programs — The Company provides various loyalty programs, where participating consumers are awarded loyalty incentives on current transactions that can be redeemed for future qualifying reservations booked through the applicable Company platform or, in the case of OpenTable, at participating restaurants. The estimated fair value of the incentives that are expected to be redeemed is recognized as a reduction of revenues at the time the incentives are granted. In the first quarter of 2018, OpenTable introduced a three-year time-based expiration for points earned by diners, which resulted in a reduction of its loyalty program liability by $27 million. At December 31, 2018 and 2017, liabilities of $73 million and $105 million, respectively, for loyalty program incentives were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

Deferred Revenue — Cash payments received from travelers in advance of the Company completing its service obligations are included in "Deferred merchant bookings" in the Company's Consolidated Balance Sheets and are comprised principally of amounts owed to the travel service providers as well as the Company's deferred revenue for its commission or margin and fees. At December 31, 2018 and 2017, deferred merchant bookings included deferred revenue of $149 million and $151 million, respectively. The Company expects to complete its service obligation within one year of booking. In the year ended December 31, 2018, the Company recognized revenue of $109 million and cancellations of $10 million related to the deferred revenue balance at December 31, 2017. In addition, the Company reduced the December 31, 2017 balance by $32 million for the impact of the adoption of the current revenue standard on January 1, 2018. The offsetting increase in the deferred revenue balance for the year ended December 31, 2018 is principally driven by payments received from travelers, net of amounts payable to travel service providers, in the current period for those online travel reservations that the Company receives cash payments in advance of completing its service obligations.

Advertising expense — Included in "Performance marketing" expenses in the Consolidated Statements of Operations are performance advertising expenses of $4.4 billion, $4.1 billion and $3.5 billion for the years ended December 31, 2018, 2017 and 2016, respectively. Included in "Brand marketing" expenses in the Consolidated Statements of Operations are brand advertising expenses of $457 million, $392 million and $296 million for the years ended December 31, 2018, 2017 and 2016, respectively. Included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets are accrued performance advertising liabilities of $313 million and $284 million at December 31, 2018 and 2017, respectively. See "Change in Presentation" above within this footnote for the description of "Performance marketing" and "Brand marketing."

Personnel — Personnel expenses consist of compensation to the Company's personnel, including salaries, stock-based compensation, bonuses, payroll taxes and employee health benefits.  Included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets are accrued compensation liabilities of $348 million and $288 million at December 31, 2018 and 2017, respectively.

Stock-Based Compensation — Stock-based compensation is recognized in the financial statements based upon fair value.  The fair value of performance share units and restricted stock units is determined based on the number of units granted and the quoted price of the Company's common stock at the grant date or acquisition date.  The Company records stock-based compensation expense for the performance-based awards based on its estimate of the probable outcome at the end of the performance period (i.e., the estimated performance against the performance targets).  The Company periodically adjusts the cumulative stock-based compensation expense recorded when the probable outcome for these performance-based awards is updated based upon changes in actual and forecasted operating results. The fair value of employee stock options assumed in acquisitions was determined using the Black Scholes model and the market value of the Company's common stock at the respective acquisition dates. Fair value is recognized as expense on a straight-line basis over the requisite service period, and, beginning January 1, 2017, forfeitures are accounted for when they occur.

The benefits of tax deductions in excess of recognized compensation costs are recognized in the income statement as a discrete item in periods beginning on or after January 1, 2017 when an option exercise or a vesting and release of shares occurs. Excess tax benefits are presented as operating cash flows and cash payments for employee statutory tax withholding related to vested stock awards are presented as financing cash flows in the statements of cash flows.  See Note 3 for further information on stock-based awards.

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

The Company recognizes liabilities when it believes that uncertain positions may not be fully sustained upon audit by the tax authorities.  Liabilities recognized for uncertain tax positions are based on a two-step approach for recognition and measurement.  First, the Company evaluates the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit based on its technical merits.  Second, the Company measures the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.  Interest and penalties attributable to uncertain tax positions, if any, are recognized as a component of income tax expense.

In 2018 the Company adopted an accounting policy to treat taxes on global intangible low-taxed income ("GILTI") introduced by the Tax Act as period costs. See Note 13 for further details on income taxes.

Segment Reporting — The Company determined that its primary brands constitute its operating segments. The Company's Booking.com brand represents a substantial majority of total revenues and operating income. Based on similar economic characteristics and other similar operating factors, the Company has aggregated the operating segments into one reportable segment. For geographic information, see Note 16.

Foreign Currency Translation — The functional currency of the Company's foreign subsidiaries is generally their respective local currency.  Assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at monthly average exchange rates applicable for the period.  Translation gains and losses are included as a component of "Accumulated other comprehensive income (loss)" in the Company's Consolidated Balance Sheets.  Foreign currency transaction gains and losses are included in "Foreign currency transactions and other" in the Company's Consolidated Statements of Operations.

Derivative Financial Instruments — As a result of the Company's international operations, it is exposed to various market risks that may affect its consolidated results of operations, cash flows and financial position.  These market risks include, but are not limited to, fluctuations in currency exchange rates.  The Company's primary foreign currency exposures are in Euros and British Pounds Sterling, in which it conducts a significant portion of its business activities.  As a result, the Company faces exposure to adverse movements in currency exchange rates as the financial results of its international operations are translated from local currencies into U.S. Dollars upon consolidation.  Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency of an entity result in gains and losses that are reflected in income.

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

The Company, from time to time in the past, has utilized derivative instruments to hedge the impact of changes in currency exchange rates on the net assets of its foreign subsidiaries. These instruments are designated as net investment hedges.  Hedge ineffectiveness is assessed and measured based on changes in forward exchange rates.  The Company records gains and losses on these derivative instruments as currency translation adjustments, which offset a portion of the translation adjustments related to the foreign subsidiaries' net assets.  Gains and losses are recognized in the Consolidated Balance Sheet in "Accumulated other comprehensive income (loss)" and will be realized upon a partial sale or liquidation of the investment.  The Company documents all derivatives designated as hedging instruments for accounting purposes, both at hedge inception and on an on-going basis.

The Company issued Senior Notes due March 10, 2022 for an aggregate principal amount of 1.0 billion Euros in 2017, Senior Notes due November 25, 2022 for an aggregate principal amount of 750 million Euros and Senior Notes due March 3, 2027 for an aggregate principal amount of 1.0 billion Euros both in 2015 and Senior Notes due September 23, 2024 for an aggregate principal amount of 1.0 billion Euros in 2014. The Company designated the carrying value, plus accrued interest, of these Euro-denominated Senior Notes as a hedge of the Company's net investment in Euro functional currency subsidiaries. The foreign currency transaction gains or losses on these liabilities and the foreign currency translation gains or losses from translating the Euro-denominated net assets of these subsidiaries into U.S. Dollars are included as a component of "Accumulated other comprehensive income (loss)" in the Company's Consolidated Balance Sheets (see Notes 10 and 12).

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

Recent Accounting Pronouncements Adopted

Premium Amortization on Purchased Callable Debt Securities

In March 2017, the Financial Accounting Standards Board (“FASB”) issued a new accounting update to shorten the premium amortization period of purchased callable debt securities with non-contingent call features that are callable at fixed prices and on preset dates from their contractual maturity to the earliest call date. For public business entities, this update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption allowed. The Company early adopted this new standard in the third quarter of 2018. The adoption of this update did not have an impact to the Consolidated Financial Statements.

Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued a new accounting update to make targeted improvement to the disclosure requirement for fair value measurements as part of its disclosure framework project. This update eliminates, adds and modifies certain disclosure requirements primarily related to Level 3 fair value measurements. For public business entities, this update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption allowed. The Company early adopted this new standard in the third quarter of 2018. The adoption of this update did not have a material impact to the Consolidated Financial Statements.

Improvements to Non-employee Share-Based Payment Accounting

In June 2018, the FASB issued a new accounting update which amends the guidance on share-based payments granted to non-employees for goods and services to align it with the guidance for share-based payments to employees. Under this new guidance, share-based awards to non-employees will be generally measured at fair value on the grant date of the awards and entities will need to assess the probability of satisfying performance conditions, if any are present, to determine the amount of expense to be recognized.
This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption allowed. The Company early adopted this new standard in the second quarter of 2018 and applied this update as of January 1, 2018. The adoption of this update did not have a material impact to the Consolidated Financial Statements.
Recognition and Measurement of Financial Instruments

In January 2016, the FASB issued a new accounting update which amends the guidance on the recognition and measurement of financial instruments. The update (1) requires an entity to measure equity investments (except those accounted for under the equity method or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income rather than accumulated other comprehensive income, (2) allows an entity to elect to measure those equity investments that do not have a readily determinable fair value at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, (3) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, and (4) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s evaluation of its other deferred tax assets.

This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this update in the first quarter of 2018. The Company recorded an increase of $241 million to retained earnings for the net unrealized gain, net of tax, related to its investment in Ctrip.com International Ltd. ("Ctrip") equity securities, with an offsetting adjustment to accumulated other comprehensive income as of January 1, 2018. Changes in fair value of the Company's investments in marketable equity securities subsequent to January 1, 2018 are recognized in net income. In addition, the Company elected to measure equity investments without readily determinable fair value at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Revenue from Contracts with Customers

In May 2014, the FASB issued a new accounting standard on the recognition of revenue from contracts with customers that was designed to create greater comparability for financial statement users across industries. The core principle of this new standard is that an "entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." This new standard also requires enhanced disclosures on the nature, amount, timing and uncertainty of revenue from contracts with customers.

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using a modified retrospective method applied to all contracts as of January 1, 2018. Therefore, for reporting periods beginning after December 31, 2017, the financial statements are prepared in accordance with the current revenue standard and the financial statements for all periods prior to January 1, 2018 are presented under the previous revenue recognition accounting standard ("the previous revenue standard").

For periods beginning after December 31, 2017, the Company recognizes revenue for travel reservation services when the travel begins rather than when the travel is completed. For example, revenues for accommodation reservation services, which were principally recognized at check-out under the previous revenue standard, are now recognized at check-in under the current revenue standard. This timing change did not have a significant impact to the Company's annual revenues and net income.

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

The Company recorded a net increase to its retained earnings of $189 million, net of tax, as of January 1, 2018, due to the cumulative impact of adopting the current revenue standard, with substantially all of the impact related to the Company’s travel reservation services. In addition, since the Company is using the modified retrospective method of adopting the current revenue standard, the Company is required to disclose the financial impacts to its Consolidated Balance Sheets and Consolidated Statements of Operations for all 2018 reporting periods (refer to the disclosures below for this additional information).

The cumulative effects of adopting the current revenue standard on the Company's Consolidated Balance Sheet as of January 1, 2018 were as follows (in millions):

	Balance at December 31, 2017	Adjustments	Balance at January 1, 2018
ASSETS
Current assets:
Accounts receivable, net	$1,218	$205	$1,423

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$668	$172	$840
Accrued expenses and other current liabilities	1,139	44	1,183
Deferred merchant bookings	980	(202)	778

Deferred income taxes	481	2	483

Stockholders' equity:
Retained earnings	13,939	189	14,128

The following tables summarize the impacts of adopting the current revenue standard (in millions, except per share data):

Consolidated Balance Sheet at December 31, 2018:

	As reported (current revenue standard)	Adjustments	As adjusted (previous revenue standard)
ASSETS
Current assets:
Accounts receivable, net	$1,523	$(216)	$1,307
Prepaid expenses and other current assets	600	10	610

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,134	$(234)	$900
Accrued expenses and other current liabilities	1,399	(47)	1,352
Deferred merchant bookings	1,022	280	1,302

Deferred income taxes	370	(3)	367

Stockholders' equity:
Retained earnings	18,367	(205)	18,162
Accumulated other comprehensive income (loss)	(316)	3	(313)

Consolidated Statement of Operations for the Year Ended December 31, 2018:

	As reported (current revenue standard)	Current year adjustments		As adjusted (previous revenue standard)

Agency revenues	$10,480	$(10)		$10,470
Merchant revenues	2,987	157		3,144
Cost of revenues	—	170		170

Operating expenses:
Performance marketing	4,447	(2)		4,445
Foreign currency transactions and other	(57)	2		(55)
Income tax expense	837	(3)		834
Net income	3,998	(16)	(1)	3,982
Net income applicable to common stockholders per basic common share	$84.26	$(0.34)		$83.92
Net income applicable to common stockholders per diluted common share	$83.26	$(0.34)		$82.92

(1) The current year adjustment represents the net income recorded directly to retained earnings on January 1, 2018 of $189 million that would have been recognized in the first quarter of 2018 under the previous revenue standard, partially offset by $205 million that would have been recognized in the first quarter of 2019 under the previous revenue standard.

Other Recent Accounting Pronouncements

Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued a new accounting update to address a customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). For public business entities, this update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this update on January 1, 2019 and will apply it on a prospective basis. The Company does not expect a material impact to the Consolidated Financial Statements as a result of the adoption.

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

For public business entities, this update is effective for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests occurring after January 1, 2017. The update will be applied prospectively. The Company has not early adopted this update. In the third quarter of 2018, the Company performed its annual quantitative goodwill impairment test (see Note 9).

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

This update is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities are required to apply this update on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact to its Consolidated Financial Statements of adopting this update and does not expect to have a material impact.

Leases

In February 2016, the FASB issued a new accounting standard intended to improve the financial reporting of lease transactions. The new accounting standard requires lessees to recognize an asset and a liability on the balance sheet for the rights and obligations created by entering into a lease transaction. The new standard retains the dual-model concept by requiring entities to determine if a lease is an operating or financing lease. The lessor accounting model remains largely unchanged. The new standard also expands qualitative and quantitative disclosures for lessees.

The standard is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective approach applied to the earliest comparative period in the financial statements. In July 2018, the FASB approved a new transition method ("new transition method") that would permit issuers to apply the standard as of January 1, 2019 and not restate comparable periods. Early adoption is permitted.

In preparation for adoption of the standard, the Company has implemented internal controls and a software solution to manage and account for its leases. The Company elected the new transition method and other options, which allow the Company to use its previous evaluations regarding if an arrangement contains a lease, if a lease is an operating or financing lease and what costs are capitalized as initial direct costs prior to adoption, as permitted under this standard. The Company also elected to combine lease and non-lease components. The associated lease payments will be recognized in the Consolidated Statement of Operations on a straight-line basis over the lease period. The Company expects to recognize right-of-use assets of approximately $640 million and lease liabilities of approximately $650 million in the Consolidated Balance Sheet based on leases which have commenced before January 1, 2019. The difference between the right-of-use asset and lease liability primarily relates to the classification of land-use rights (refer to Land-use rights above) and the impact of the timing differences between the recognition of rent expense and when rent payments are made and incentives are received on existing leases. There is no impact to retained earnings. The Company does not expect a material impact to its Consolidated Statement of Operations and Statement of Cash Flows resulting from the adoption.

3.	STOCK-BASED COMPENSATION

The Company's 1999 Omnibus Plan, as amended and restated effective June 7, 2018, (the "1999 Plan") is the primary stock compensation plan from which broad-based employee, non-employee director and consultant equity awards may be made.  At December 31, 2018, there were 2,001,849 shares of common stock available for future grant under the 1999 Plan. In addition, under plans assumed in connection with various acquisitions, there were 93,726 shares of common stock available for future grant at December 31, 2018.

Stock-based compensation issued under the plans generally consists of restricted stock units, performance share units and, to a far lesser extent and only in the context of assuming grants in connection with acquisitions, stock options. Restricted stock units and performance share units generally vest over periods from 1 to 3 years. Assumed stock options generally have a term of 10 years. The Company issues shares of common stock upon the vesting of restricted stock units and performance share units and the exercise of stock options. See Note 2 for the Company's accounting policy on stock-based compensation.

Stock-based compensation included in personnel expenses in the Consolidated Statements of Operations was $317 million, $261 million and $250 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Stock-based compensation for the years ended December 31, 2018, 2017 and 2016 includes charges amounting to $48 million, $11 million and $21 million, respectively, representing the impact of adjusting the estimated probable outcome at the end of the performance period for outstanding unvested performance share units.  The related tax benefit for stock-based compensation is $36 million, $46 million and $45 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Stock-based compensation from grants to non-employee directors and consultants was $6 million, $3 million and $3 million for the years ended December 31, 2018, 2017 and 2016, respectively. See Note 2 for the change in the accounting of stock-based awards granted to non-employee consultants.

Restricted Stock Units and Performance Share Units

The following table summarizes the activity of restricted stock units and performance share units ("share-based awards") for employees and non-employee directors during the years ended December 31, 2016, 2017 and 2018:

Share-Based Awards	Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2015	637,257	$1,070.10

Granted	202,740	$1,314.93
Vested	(298,753)	$858.23
Performance Shares Adjustment	52,224	$1,294.84
Forfeited/Canceled	(77,862)	$1,278.06
Unvested at December 31, 2016	515,606	$1,287.88

Granted	174,507	$1,740.78
Vested	(143,771)	$1,316.26
Performance Shares Adjustment	19,357	$1,501.48
Forfeited/Canceled	(41,003)	$1,416.09
Unvested at December 31, 2017	524,696	$1,431.88

Granted	166,304	$2,027.43
Vested	(204,242)	$1,297.21
Performance Shares Adjustment	66,245	$1,872.06
Forfeited/Canceled	(41,441)	$1,713.45
Unvested at December 31, 2018	511,562	$1,713.44

Share-based awards granted by the Company during the years ended December 31, 2018, 2017 and 2016 had aggregate grant-date fair values of $337 million, $304 million and $267 million, respectively.  Share-based awards that vested during the years ended December 31, 2018, 2017, and 2016 had grant-date fair values of $265 million, $189 million and $256 million, respectively.

At December 31, 2018, there was $420 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 1.9 years.

During the year ended December 31, 2018, the Company made broad-based grants of 116,583 restricted stock units that generally vest over a three-year period, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability. These share-based awards had a total grant-date fair value of $236 million based on a weighted-average grant-date fair value per share of $2,024.71.

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

2018 Performance Share Units

During the year ended December 31, 2018, the Company granted 49,721 performance share units to executives and certain other employees. The performance share units had a total grant-date fair value of $101 million based upon a grant-date fair value per share of $2,033.79.  The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period which generally ends December 31, 2020, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.  At December 31, 2018, the estimated number of probable shares to be issued is a total of 86,438 shares, net of performance share units that were forfeited or vested since the grant date, including 34,509 shares that are not subject to the achievement of minimum performance thresholds.  If the maximum performance thresholds are met at the end of the performance period, a maximum number of 91,638 total shares could be issued.

2017 Performance Share Units

During the year ended December 31, 2017, the Company granted 73,893 performance share units with a grant-date fair value of $128 million, based on a grant-date fair value per share of $1,735.10. The actual number of shares to be issued will be determined based upon completion of the performance period which generally ends December 31, 2019, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.

At December 31, 2018, there were 60,963 unvested 2017 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. At December 31, 2018, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 90,151 shares, including 47,706 shares that are not subject to the achievement of minimum performance thresholds. If the maximum thresholds are met at the end of the performance period, a maximum of 121,926 total shares could be issued pursuant to these performance share units.

2016 Performance Share Units

During the year ended December 31, 2016, the Company granted 85,735 performance share units with a grant-date fair value of $112 million, based on a weighted-average grant-date fair value per share of $1,302.25. At December 31, 2018, there were 63,230 unvested 2016 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. At December 31, 2018, the number of shares estimated to be issued pursuant to these performance share units in 2019 is 103,076 shares.

Stock Options

All outstanding employee stock options were assumed in acquisitions. The following table summarizes the activity for stock options during the years ended December 31, 2016, 2017 and 2018:

Employee Stock Options	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (in years)
Balance, December 31, 2015	89,104	$383.03	$79	5.4
Exercised	(38,150)	$404.40
Forfeited	(1,971)	$241.65
Balance, December 31, 2016	48,983	$372.07	$54	4.4
Exercised	(17,359)	$294.45
Forfeited	(949)	$837.09
Balance, December 31, 2017	30,675	$401.61	$41	3.9
Exercised	(3,318)	$494.66
Forfeited	(94)	$450.84
Balance, December 31, 2018	27,263	$386.97	$36	2.8
Vested and exercisable at December 31, 2018	27,190	$398.69	$36	2.8
Vested and exercisable at December 31, 2018 and expected to vest thereafter	27,263	$386.97	$36	2.8

The aggregate intrinsic value of employee stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $5 million, $26 million and $35 million, respectively. During the years ended December 31, 2018, 2017 and 2016, stock options vested for 98, 1,515 and 12,180 shares, respectively.

4.	INVESTMENTS

Short-term and Long-term Investments in Marketable Securities
See Note 2 for the Company's accounting policy related to its investments in marketable debt and equity securities. The following table summarizes, by major security type, the Company's investments in marketable securities at December 31, 2018 (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments in marketable securities:
Debt securities:
International government securities	$314	$—	$—	$314
U.S. government securities	658	—	(2)	656
Corporate debt securities	2,693	—	(12)	2,681
U.S. government agency securities	1	—	—	1
Commercial paper	7	—	—	7
Certificate of deposit	1	—	—	1
Total	$3,674	$—	$(14)	$3,660

Long-term investments in marketable securities:
Debt securities:
International government securities	$797	$3	$—	$800
U.S. government securities	299	—	(6)	293
Corporate debt securities	4,445	4	(48)	4,401
Investments in Ctrip:
Convertible debt securities	1,275	—	(98)	1,177
Equity securities	655	2	(72)	585
Meituan Dianping equity securities	450	1	—	451
Total	$7,921	$10	$(224)	$7,707

The Company's investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business.  At December 31, 2018, the weighted-average life of the Company’s fixed income investment portfolio, excluding the Company's investment in Ctrip convertible debt securities, was approximately 1.2 years with an average credit quality of A+/A1/A+.

The Company invests in international government securities with high credit quality. At December 31, 2018, investments in international government securities principally included debt securities issued by the governments of the Netherlands, France, Belgium, Austria, Germany and Finland.  At December 31, 2018, the Company does not consider any of its investments in marketable debt securities to be other-than-temporarily impaired.

The following table summarizes, by major security type, the Company's investments in marketable securities at December 31, 2017 (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments in marketable securities:
Debt securities:
International government securities	$725	$—	$—	$725
U.S. government securities	996	—	(2)	994
Corporate debt securities	3,068	1	(5)	3,064
U.S. government agency securities	4	—	—	4
Commercial paper	73	—	—	73
Total	$4,866	$1	$(7)	$4,860

Long-term investments in marketable securities:
Debt securities:
International government securities	$607	$2	$(1)	$608
U.S. government securities	845	—	(10)	835
Corporate debt securities	6,690	8	(42)	6,656
Investments in Ctrip:
Convertible debt securities	1,275	103	(9)	1,369
Equity securities	655	300	(1)	954
Total	$10,072	$413	$(63)	$10,422

Investments in Ctrip

In May 2015 and August 2014, the Company invested $250 million and $500 million, respectively, in five-year senior convertible notes issued at par value by Ctrip. In December 2015, the Company invested $500 million in a Ctrip ten-year senior convertible note issued at par value, which included a put option allowing the Company, at its option, to require a prepayment in cash from Ctrip at the end of the sixth year of the note. In September 2016, the Company invested $25 million in a Ctrip six-year senior convertible note issued at par value, which included a put option allowing the Company, at its option, to require prepayment in cash from Ctrip at the end of the third year of the note. The Company determined that the economic characteristics and risks of the put option are clearly and closely related to the note, and therefore did not meet the requirement for separate accounting as embedded derivatives. The Company evaluated the conversion features for all Ctrip senior convertible notes and only the conversion feature associated with the September 2016 investment met the definition of an embedded derivative (see Note 5). The Company monitors the conversion features of these notes to determine whether they meet the definition of an embedded derivative during each reporting period. The Ctrip convertible notes have been marked-to-market in accordance with the accounting guidance for available-for-sale securities. At December 31, 2018, the Company had also invested $655 million in Ctrip American Depositary Shares ("ADSs"). At December 31, 2018, the Company did not have significant influence over Ctrip.

Investment in Meituan Dianping

In October 2017, the Company invested $450 million in preferred shares of Meituan Dianping, the leading e-commerce platform for local services in China. As a result of Meituan Dianping's initial public offering in September 2018, the Company classified its investment as a marketable equity security (see the table above that summarizes the Company's investments in marketable securities at December 31, 2018) and recognized an unrealized gain of $1 million for the year ended December 31, 2018, which was included in "Net unrealized losses on marketable equity securities" in the Consolidated Statement of Operations. At December 31, 2018, the Company did not have significant influence over Meituan Dianping.
Long-term Investments without Readily Determinable Fair Value
The Company held investments in equity securities of private companies, which are typically at an early stage of development, of $501 million and $451 million at December 31, 2018 and 2017, respectively. The investments of $451 million at December 31, 2017 principally related to the Company's investment in Meituan Dianping prior to its initial public offering in September 2018. In July 2018, the Company invested $500 million in preferred shares of Didi Chuxing, the leading mobile transportation and ride-hailing platform in China. These investments are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer and are included in "Long-term investments" in the Company's Consolidated Balance Sheets. The Company determined that no changes were required to the carrying value of these investments at December 31, 2018. For the years ended December 31, 2017 and 2016, the Company recognized an impairment of $8 million and $63 million, respectively, to write off its investments in certain private companies.
Other Long-term Investments
The Company held an investment of $200 million in preferred shares of Grab, a leading on-demand transportation and mobile service platform in Southeast Asia, which is included in "Long-term investments" in the Company's Consolidated Balance Sheet at December 31, 2018. The preferred shares are convertible to ordinary shares at the Company’s option and are mandatorily convertible upon an initial public offering. The preferred shares also contain a redemption feature that can be exercised by the Company after June 2023. These features have been evaluated as embedded derivatives, however, they do not meet the requirements to be accounted for separately. The investment is classified as a debt security for accounting purposes and categorized as available-for-sale. The investment is reported at estimated fair value with the aggregate unrealized gains and losses, net of taxes, reflected as a part of "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheet.

5.    FAIR VALUE MEASUREMENTS

Financial assets carried at fair value at December 31, 2018 are classified in the categories described in the tables below (in millions):

	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and restricted cash equivalents:
Money market funds	$2,061	$—	$—	$2,061
International government securities	—	21	—	21
U.S. government securities	—	1	—	1
Commercial paper	—	2	—	2
Time deposits	25	—	—	25
Short-term investments in marketable securities:
International government securities	—	314	—	314
U.S. government securities	—	656	—	656
Corporate debt securities	—	2,681	—	2,681
U.S. government agency securities	—	1	—	1
Commercial paper	—	7	—	7
Certificate of deposit	1	—	—	1
Long-term investments in marketable securities:
International government securities	—	800	—	800
U.S. government securities	—	293	—	293
Corporate debt securities	—	4,401	—	4,401
Ctrip convertible debt securities	—	1,177	—	1,177
Ctrip equity securities	585	—	—	585
Meituan Dianping equity securities	451	—	—	451
Other long-term investment	—	—	200	200
Derivatives:
Currency exchange derivatives	—	4	—	4
Total assets at fair value	$3,123	$10,358	$200	$13,681

Financial assets carried at fair value at December 31, 2017 are classified in the categories described in the tables below (in millions):

	Level 1	Level 2	Total
ASSETS:
Cash and restricted cash equivalents:
Money market funds	$1,895	$—	$1,895
U.S. government securities	—	22	22
Corporate debt securities	—	7	7
Commercial paper	—	96	96
Time deposits	18	—	18
Short-term investments in marketable securities:
International government securities	—	725	725
U.S. government securities	—	994	994
Corporate debt securities	—	3,064	3,064
U.S. government agency securities	—	4	4
Commercial paper	—	73	73
Long-term investments in marketable securities:
International government securities	—	608	608
U.S. government securities	—	835	835
Corporate debt securities	—	6,656	6,656
Ctrip convertible debt securities	—	1,369	1,369
Ctrip equity securities	954	—	954
Derivatives:
Currency exchange derivatives	—	2	2
Total assets at fair value	$2,867	$14,455	$17,322

There are three levels of inputs to measure fair value.  The definition of each input is described below:

Level 1:	Quoted prices in active markets that are accessible by the Company at the measurement date for identical assets and liabilities.

Level 2:
Inputs that are observable, either directly or indirectly. Such prices may be based upon quoted prices for identical or comparable securities in active markets or inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available.

Investments in corporate debt securities, U.S. and international government securities, commercial paper, government agency securities and certain convertible debt securities are considered "Level 2" valuations because the Company has access to quoted prices, but does not have visibility into the volume and frequency of trading for all of these investments.  For the Company's investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.  See Note 4 for information on the carrying value of the Company's investments in marketable securities.

The investment in Grab, reported at a fair value of $200 million at December 31, 2018, is considered a "Level 3" valuation and measured using management's estimates that incorporate current market participant expectations of future cash flows considered alongside other relevant information.

The Company's derivative instruments are valued using pricing models.  Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility and currency rates. Derivatives are considered "Level 2" fair value measurements. The Company's derivative instruments are typically short-term in nature.

At December 31, 2018 and 2017, the Company's cash consisted of bank deposits.  Other financial assets and liabilities, including restricted cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these items. See Note 10 for the estimated fair value of the Company's outstanding Senior Notes and Note 18 for the Company's contingent liability associated with a business acquisition.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations.  The Company mitigates these risks by following established risk management policies and procedures, including the use of derivatives.  See Note 2 for the Company's accounting policy on derivative financial instruments.

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation.  The Company enters into average-rate derivative contracts to hedge translation risks from short-term currency exchange rate fluctuations for the Euro, British Pound Sterling and certain other currencies versus the U.S. Dollar. At December 31, 2018 and 2017, there were no outstanding derivative contracts related to foreign currency translation risks.

The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in currency exchange rates on its transactional balances denominated in currencies other than the functional currency. Derivative assets are included in "Prepaid expenses and other current assets" and derivative liabilities are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets. Derivatives associated with these transaction risks resulted in foreign currency losses of $44 million, foreign currency gains of $45 million and foreign currency losses of $16 million for the years ended December 31, 2018, 2017 and 2016, respectively. These mark-to-market adjustments on the derivative contracts, offset by the effect of changes in currency exchange rates on transactions denominated in currencies other than the functional currency, resulted in net losses of $47 million, $27 million and $14 million for the years ended December 31, 2018, 2017 and 2016, respectively. The net impacts related to these derivatives are reported in "Foreign currency transactions and other" in the Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments resulted in net cash outflow of $56 million for the year ended December 31, 2018 and net cash inflows of $41 million and $5 million for the years ended December 31, 2017 and 2016, respectively, and are reported within "Net cash provided by operating activities" in the Consolidated Statements of Cash Flows.

Embedded Derivative — In September 2016, the Company invested $25 million in a Ctrip convertible note (see Note 4). The Company determined that the conversion option for this note met the definition of an embedded derivative that required separate accounting. At December 31, 2018 and 2017, the embedded derivative had an estimated fair value of $0.1 million and $2 million, respectively, and is reported in the Consolidated Balance Sheets with its host contract in "Long-term investments." The embedded derivative is bifurcated for fair value measurement purposes only. The mark-to-market adjustments are included in "Foreign currency transactions and other" in the Company's Consolidated Statements of Operations.

6.	ACCOUNTS RECEIVABLE RESERVES

The Company records a provision for uncollectible commissions and chargebacks related to disputed credit card payments. Changes in accounts receivable reserves consisted of the following (in millions):

	For the Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	$39	$26	$15
Provision charged to expense	163	62	46
Charge-offs and adjustments	(139)	(52)	(35)
Currency translation adjustments	(2)	3	—
Balance, end of year	$61	$39	$26

7.	NET INCOME PER SHARE

The Company computes basic net income per share by dividing net income applicable to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted net income per share is based upon the weighted-average number of common and common equivalent shares outstanding during the period.

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Weighted-average number of basic common shares outstanding	47,446	48,994	49,491
Weighted-average dilutive stock options, restricted stock units and performance share units	236	295	238
Assumed conversion of Convertible Senior Notes	335	665	334
Weighted-average number of diluted common and common equivalent shares outstanding	48,017	49,954	50,063
Anti-dilutive potential common shares	1,411	1,864	2,443

Anti-dilutive potential common shares for the years ended December 31, 2018, 2017 and 2016 include approximately 1 million shares, 1 million shares and 2 million shares, respectively, that could be issued under the Company's outstanding convertible notes.  Under the treasury stock method, the convertible notes will generally have an anti-dilutive impact on net income per share if the conversion prices for the convertible notes exceed the Company's average stock price.

8.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2018 and 2017 consisted of the following (in millions):

	2018	2017	Estimated Useful Lives (years)
Computer equipment and software	$964	$769	2 to 5 years
Leasehold improvements	242	199	1 to 13 years
Office equipment, furniture and fixtures	55	47	2 to 7 years
Building construction-in-progress	88	8
Total	1,349	1,023
Less: accumulated depreciation	(693)	(543)
Property and equipment, net	$656	$480

Depreciation expense was $248 million, $187 million and $140 million for the years ended December 31, 2018, 2017 and 2016, respectively.

9.	INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at December 31, 2018 and 2017 consisted of the following (in millions):

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period

Supply and distribution agreements	$1,099	$(408)	$691	$1,057	$(355)	$702	3 - 20 years

Technology	173	(121)	52	137	(104)	33	1 - 7 years

Patents	2	(2)	—	2	(2)	—	15 years

Internet domain names	41	(30)	11	42	(29)	13	5 - 20 years

Trade names	1,810	(439)	1,371	1,779	(350)	1,429	4 - 20 years

Non-compete agreements	1	(1)	—	22	(22)	—	4 years
Total intangible assets	$3,126	$(1,001)	$2,125	$3,039	$(862)	$2,177

Intangible assets are amortized on a straight-line basis.  Amortization expense was $178 million, $176 million and $169 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The annual estimated amortization expense for intangible assets for the next five years and thereafter is expected to be as follows (in millions):

2019	$174
2020	166
2021	158
2022	156
2023	154
Thereafter	1,317
$2,125

A roll-forward of goodwill for the years ended December 31, 2018 and 2017 consisted of the following (in millions):

	2018	2017
Balance, beginning of year	$2,738	$2,397
Acquisitions	212	294
Currency translation adjustments	(40)	47
Balance, end of year	$2,910	$2,738

A substantial portion of the Company's intangibles and goodwill relates to the acquisition of OpenTable in July 2014 and KAYAK in May 2013. At September 30, 2018, the Company performed its annual goodwill impairment testing and concluded that there was no impairment of goodwill. Since the annual impairment test, there have been no events or changes in circumstances to indicate a potential impairment to the Company's goodwill. In addition, the Company did not identify an impairment indicator for the Company's other long-lived assets and intangible assets at December 31, 2018.

For the year ended December 31, 2016, the Company recognized a non-cash impairment charge for goodwill related to OpenTable of $941 million, which was not tax deductible.

10.	DEBT

Short-term Borrowing

On December 31, 2018, the Company had a bank overdraft of $25 million which was reported in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet at December 31, 2018 and was repaid in January 2019.

Revolving Credit Facility

In June 2015, the Company entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. Borrowings under the revolving credit facility will bear interest, at the Company’s option, at a rate per annum equal to either (i) the adjusted London Inter-bank Offered Rate ("LIBOR") for the interest period in effect for such borrowing plus an applicable margin ranging from 0.875% to 1.50%; or (ii) the greatest of (a) Bank of America, N.A.'s prime lending rate, (b) the federal funds rate plus 0.50%, and (c) an adjusted LIBOR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.00% to 0.50%. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.085% to 0.20%.

The revolving credit facility provides for the issuance of up to $70 million of letters of credit as well as borrowings of up to $50 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility would be used for working capital and general corporate purposes, which could include acquisitions, share repurchases or debt repayments. There were no borrowings outstanding and $5 million and $4 million of letters of credit issued under the facility, respectively, at December 31, 2018 and December 31, 2017. In January 2019, the Company borrowed $100 million, which is due on March 29, 2019 with an interest rate of 3.5%, under this revolving credit facility.

Outstanding Debt

Outstanding debt at December 31, 2018 consisted of the following (in millions):

December 31, 2018	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Long-term debt:
0.35% Convertible Senior Notes due June 2020	$1,000	$(39)	$961
0.9% Convertible Senior Notes due September 2021	1,000	(61)	939
0.8% (€1 Billion) Senior Notes due March 2022	1,143	(5)	1,138
2.15% (€750 Million) Senior Notes due November 2022	858	(4)	854
2.75% Senior Notes due March 2023	500	(3)	497
2.375% (€1 Billion) Senior Notes due September 2024	1,143	(10)	1,133
3.65% Senior Notes due March 2025	500	(3)	497
3.6% Senior Notes due June 2026	1,000	(6)	994
1.8% (€1 Billion) Senior Notes due March 2027	1,143	(4)	1,139
3.55% Senior Notes due March 2028	500	(3)	497
Total long-term debt	$8,787	$(138)	$8,649

Outstanding debt at December 31, 2017 consisted of the following (in millions):

December 31, 2017	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Short-term debt:
1.0% Convertible Senior Notes due March 2018	$714	$(3)	$711
Long-term debt:
0.35% Convertible Senior Notes due June 2020	$1,000	$(65)	$935
0.9% Convertible Senior Notes due September 2021	1,000	(83)	917
0.8% (€1 Billion) Senior Notes due March 2022	1,201	(6)	1,195
2.15% (€750 Million) Senior Notes due November 2022	900	(5)	895
2.75% Senior Notes due March 2023	500	(3)	497
2.375% (€1 Billion) Senior Notes due September 2024	1,201	(12)	1,189
3.65% Senior Notes due March 2025	500	(3)	497
3.6% Senior Notes due June 2026	1,000	(7)	993
1.8% (€1 Billion) Senior Notes due March 2027	1,201	(5)	1,196
3.55% Senior Notes due March 2028	500	(4)	496
Total long-term debt	$9,003	$(193)	$8,810

Based on the closing price of the Company's common stock for the prescribed measurement periods for the three months ended December 31, 2018 and 2017, the contingent conversion thresholds on the 2020 Notes (as defined below) and 2021 Notes (as defined below) were not exceeded; therefore, these notes were not convertible at the option of the holder and were reported as non-current liabilities in the Consolidated Balance Sheets.

The 2018 Notes (as defined below) became convertible on December 15, 2017, at the option of the holders, and remained convertible until the scheduled trading day immediately preceding the maturity date of March 15, 2018. Therefore, at December 31, 2017, the Company reported the carrying value of the 2018 Notes as a current liability and reclassified the unamortized debt discount for the 2018 Notes in the amount of $3 million before tax from additional paid-in-capital to convertible debt in the mezzanine section in the Consolidated Balance Sheet at that date.

Fair Value of Debt

At December 31, 2018 and 2017, the estimated fair value of the outstanding Senior Notes was approximately $9.3 billion and $11.1 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 5). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period.  A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the Convertible Senior Notes.

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

Description of Convertible Senior Notes

In August 2014, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due September 15, 2021, with an interest rate of 0.9% (the "2021 Notes"). The Company paid $11 million in debt issuance costs during the year ended December 31, 2014, related to this offering. The 2021 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $2,055.50 per share. The 2021 Notes are convertible, at the option of the holder, prior to September 15, 2021, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2021 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2021 Notes in an aggregate value ranging from $0 to $375 million depending upon the date of the transaction and the then current stock price of the Company. At June 15, 2021, holders will have the right to convert all or any portion of the 2021 Notes, regardless of the Company's stock price. The 2021 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2021 Notes for cash in certain circumstances.  Interest on the 2021 Notes is payable on March 15 and September 15 of each year.

In May 2013, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due June 15, 2020, with an interest rate of 0.35% (the "2020 Notes"). The 2020 Notes were issued with an initial discount of $20 million. The Company paid $1 million in debt issuance costs during the year ended December 31, 2013, related to this offering. The 2020 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $1,315.10 per share. The 2020 Notes are convertible, at the option of the holder, prior to June 15, 2020, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2020 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2020 Notes in an aggregate value ranging from $0 to $397 million depending upon the date of the transaction and the then current stock price of the Company. At March 15, 2020, holders will have the right to convert all or any portion of the 2020 Notes, regardless of the Company's stock price. The 2020 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2020 Notes for cash in certain circumstances.  Interest on the 2020 Notes is payable on June 15 and December 15 of each year.

In March 2012, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due March 15, 2018, with an interest rate of 1.0% (the "2018 Notes"). The 2018 Notes were convertible, subject to certain conditions, into the Company's common stock at a conversion price of $944.61 per share. In March 2018, in connection with the maturity of the remaining outstanding 2018 Notes, the Company paid $714 million to satisfy the aggregate principal amount due and paid an additional $773 million in satisfaction of the conversion value in excess of the principal amount.

Cash-settled convertible debt, such as the Company's Convertible Senior Notes, is separated into debt and equity components at issuance and each component is assigned a value.  The value assigned to the debt component is the estimated fair value, at the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount. Debt discount is amortized using the effective interest rate method over the period from the origination date through the stated maturity date. The Company estimated the straight debt borrowing rates at debt origination to be 3.18% for the 2021 Notes, 3.13% for the 2020 Notes and 3.50% for the 2018 Notes.  The yield to maturity was estimated at an at-market coupon priced at par.

Debt discount after tax of $83 million ($143 million before tax) related to the 2021 Notes, $92 million ($154 million before tax) related to the 2020 Notes and $81 million ($135 million before tax) related to the 2018 Notes less financing costs associated with the equity component of the respective convertible notes was recorded in additional paid-in capital in the Consolidated Balance Sheets at debt origination.

For the years ended December 31, 2018, 2017 and 2016, the Company recognized interest expense of $66 million, $94 million and $95 million, respectively, related to convertible notes, which was comprised of $14 million, $21 million and $22 million, respectively, related to the contractual coupon interest, $50 million, $68 million and $68 million, respectively, related to the amortization of debt discount and $2 million, $5 million and $5 million, respectively, related to the amortization of debt issuance costs.  For the years ended December 31, 2018, 2017 and 2016, included in the amortization of debt discount mentioned above was $3 million of original issuance discount related to the 2020 Notes for each period. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt. The weighted-average effective interest rates for the years ended December 31, 2018, 2017 and 2016 are 3.2%, 3.4% and 3.4%, respectively.

Other Long-term Debt

In August 2017, the Company issued Senior Notes due March 15, 2023, with an interest rate of 2.75% (the "2023 Notes") for an aggregate principal amount of $500 million. The 2023 Notes were issued with an initial discount of $1 million. In addition, the Company paid $3 million in debt issuance costs during the year ended December 31, 2017. Interest on the 2023 Notes is payable semi-annually on March 15 and September 15.

In August 2017, the Company issued Senior Notes due March 15, 2028, with an interest rate of 3.55% (the "2028 Notes") for an aggregate principal amount of $500 million. The 2028 Notes were issued with an initial discount of $0.4 million. In addition, the Company paid $3 million in debt issuance costs during the year ended December 31, 2017. Interest on the 2028 Notes is payable semi-annually on March 15 and September 15.

In March 2017, the Company issued Senior Notes due March 10, 2022, with an interest rate of 0.8% (the "March 2022 Notes") for an aggregate principal amount of 1.0 billion Euros. The March 2022 Notes were issued with an initial discount of 2 million Euros. In addition, the Company paid $5 million in debt issuance costs during the year ended December 31, 2017. Interest on the March 2022 Notes is payable annually on March 10. Subject to certain limited exceptions, all payments of interest and principal for the March 2022 Notes will be made in Euros.

In May 2016, the Company issued Senior Notes due June 1, 2026, with an interest rate of 3.6% (the "2026 Notes") for an aggregate principal amount of $1.0 billion. The 2026 Notes were issued with an initial discount of $2 million. In addition, the Company paid $6 million in debt issuance costs during the year ended December 31, 2016. Interest on the 2026 Notes is payable semi-annually on June 1 and December 1.

In November 2015, the Company issued Senior Notes due November 25, 2022, with an interest rate of 2.15% (the "November 2022 Notes") for an aggregate principal amount of 750 million Euros. The November 2022 Notes were issued with an initial discount of 2 million Euros. In addition, the Company paid $4 million in debt issuance costs during the year ended December 31, 2015. Interest on the November 2022 Notes is payable annually on November 25. Subject to certain limited exceptions, all payments of interest and principal, including payments made upon any redemption of the November 2022 Notes will be made in Euros.

In March 2015, the Company issued Senior Notes due March 15, 2025, with an interest rate of 3.65% (the "2025 Notes") for an aggregate principal amount of $500 million. The 2025 Notes were issued with an initial discount of $1 million. In addition, the Company paid $3 million in debt issuance costs during the year ended December 31, 2015. Interest on the 2025 Notes is payable semi-annually on March 15 and September 15.

In March 2015, the Company issued Senior Notes due March 3, 2027, with an interest rate of 1.8% (the "2027 Notes") for an aggregate principal amount of 1.0 billion Euros. The 2027 Notes were issued with an initial discount of 0.3 million Euros. In addition, the Company paid $6 million in debt issuance costs during the year ended December 31, 2015. Interest on the 2027 Notes is payable annually on March 3. Subject to certain limited exceptions, all payments of interest and principal for the 2027 Notes will be made in Euros.

In September 2014, the Company issued Senior Notes due September 23, 2024, with an interest rate of 2.375% (the "2024 Notes") for an aggregate principal amount of 1.0 billion Euros. The 2024 Notes were issued with an initial discount of 9 million Euros. In addition, the Company paid $7 million in debt issuance costs during the year ended December 31, 2014. Interest on the 2024 Notes is payable annually on September 23. Subject to certain limited exceptions, all payments of interest and principal, including payments made upon any redemption of the 2024 Notes, will be made in Euros.

The aggregate principal value of the March 2022 Notes, November 2022 Notes, 2024 Notes and 2027 Notes and accrued interest thereon are designated as a hedge of the Company's net investment in certain Euro functional currency subsidiaries. The foreign currency transaction gains or losses on these liabilities are measured based upon changes in spot rates and are recorded in "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets. The Euro-denominated net assets of these subsidiaries are translated into U.S. Dollars at each balance sheet date, with the effects of foreign currency changes also reported in "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets. Since the notional amount of Euro-denominated debt and related interest are not greater than the notional amount of the Company's net investment, the Company does not expect to incur any ineffectiveness on this hedge.

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

For the years ended December 31, 2018, 2017 and 2016, the Company recognized interest expense of $170 million, $145 million and $108 million, respectively, related to other long-term debt, which was almost entirely comprised of $163 million, $139 million and $104 million, respectively, related to the contractual coupon interest. The remaining interest expense relates to the amortization of debt discount and debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt.

On July 24, 2017, the Company assumed third-party senior debt of $15 million associated with the acquisition of the Momondo Group. The debt was repaid by the Company in July 2017.

11.	TREASURY STOCK

At December 31, 2017, the Company had a total remaining authorization of $2.4 billion to repurchase its common stock related to programs authorized by the Company's Board of Directors in 2016 and 2017 for $3.0 billion and $2.0 billion, respectively. In the first quarter of 2018, the Company's Board of Directors authorized an additional program to repurchase up to $8.0 billion of the Company's common stock. At December 31, 2018, the Company had a remaining authorization of $4.5 billion to repurchase its common stock. In 2019, the Company has continued to make repurchases of its common stock and the Company may continue to make repurchases of shares under its stock repurchase programs, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any repurchase of common stock and the amount of common stock repurchased will be determined at the Company's discretion. Additionally, the Board of Directors has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities during the years ended December 31, 2018, 2017 and 2016, respectively (in millions, except for shares):

	2018		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	3,020,561	$5,850	968,521	$1,744	635,877	$861
General authorization for shares withheld on stock award vesting	79,746	162	57,369	100	127,107	167
Total	3,100,307	$6,012	1,025,890	$1,844	762,984	$1,028

Shares repurchased in December and settled in following January	42,939	$74	18,217	$32	10,215	$15

For the years ended December 31, 2018, 2017 and 2016, the Company remitted $163 million, $101 million and $166 million of employee withholding taxes, respectively, to the tax authorities, which is different from the aggregate cost of the shares withheld for taxes for each year due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Consolidated Statements of Cash Flows.

At December 31, 2018, there were 17,317,126 shares of the Company's common stock held in treasury.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The table below provides the balances for each classification of accumulated other comprehensive income (loss) at December 31, 2018 and 2017 (in millions):

	December 31, 2018	December 31, 2017
Foreign currency translation adjustments, net of tax (1)	$(129)	$(15)

Net unrealized gains on marketable securities, net of tax:
Net unrealized gains on marketable equity securities, net of tax (2)	—	241
Net unrealized (losses) gains on marketable debt securities, net of tax (3)	(187)	12

Accumulated other comprehensive income (loss)	$(316)	$238

(1)       Foreign currency translation adjustments, net of tax, at December 31, 2018 and 2017, include accumulated net losses from fair value adjustments of $35 million after tax ($53 million before tax) associated with previously settled derivatives that were designated as net investment hedges.

Foreign currency translation adjustments, net of tax, include foreign currency transaction losses of $26 million after tax ($20 million before tax) and $190 million after tax ($237 million before tax) at December 31, 2018 and 2017, respectively, associated with the Company's Euro-denominated debt. The Company's Euro-denominated debt is designated as a hedge against the impact of currency fluctuations on its Euro-denominated net assets (see Note 10).

The remaining balance in foreign currency translation adjustments relates to the cumulative impacts of currency fluctuations on the Company's non-U.S. Dollar denominated net assets. During the year ended December 31, 2018, the Company recorded a tax benefit of $41 million related to its one-time deemed repatriation tax liability recorded at December 31, 2017 and current year foreign earnings subject to U.S. federal and state income tax, resulting from the introduction of the Tax Act. Prior to January 1, 2018, foreign currency translation adjustments excluded U.S. federal and state income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States.

(2)       Net unrealized gains on marketable equity securities, net of tax, at December 31, 2017 related to changes in the fair value of the Company's investment in Ctrip equity securities (see Note 4). Net unrealized gains before tax on equity securities at December 31, 2017 were $299 million, of which unrealized gains of $320 million were not subject to income tax in the Netherlands. Unrealized losses of $21 million were taxable at a 25% tax rate in the Netherlands, which resulted in a tax benefit of $5 million at December 31, 2017. The Company also recorded U.S. tax charges of $63 million at December 31, 2017 related to these investments.

The Company reclassified the net unrealized gains, net of tax, on its investment in Ctrip equity securities at December 31, 2017 from accumulated other comprehensive income to retained earnings upon the adoption of the accounting update on financial instruments as of January 1, 2018. Changes in fair value subsequent to January 1, 2018 are recognized in net income (see Note 2).

(3)         Net unrealized losses before tax on marketable debt securities of $276 million and $86 million at December 31, 2018 and 2017, respectively, were not subject to income tax in the Netherlands. Unrealized gains before tax of $123 million and $130 million at December 31, 2018 and 2017, respectively, were taxable at a 25% tax rate in the Netherlands, resulting in tax charges of $30 million and $32 million at December 31, 2018 and 2017, respectively. The remaining net unrealized losses on marketable securities and related tax benefits at December 31, 2018 were associated with marketable debt securities held by a U.S. subsidiary.

13.	INCOME TAXES

International pre-tax income was $4.8 billion, $4.5 billion and $3.7 billion for the years ended December 31, 2018, 2017 and 2016, respectively. U.S. pre-tax income was $47 million for the year ended December 31, 2018, and U.S. pre-tax losses were $122 million and $983 million for the years ended December 31, 2017 and 2016, respectively.

Provision for Income Taxes

The income tax expense (benefit) for the year ended December 31, 2018 is as follows (in millions):

	Current	Deferred	Total
International	$887	$(3)	$884
U.S. Federal	45	(107)	(62)
U.S. State	55	(40)	15
Total	$987	$(150)	$837

The income tax expense (benefit) for the year ended December 31, 2017 is as follows (in millions):

	Current	Deferred	Total
International	$756	$(10)	$746
U.S. Federal	1,327	(57)	1,270
U.S. State	7	35	42
Total	$2,090	$(32)	$2,058

The income tax expense (benefit) for the year ended December 31, 2016 is as follows (in millions):

	Current	Deferred	Total
International	$627	$(14)	$613
U.S. Federal	64	(33)	31
U.S. State	(1)	(65)	(66)
Total	$690	$(112)	$578

The U.S. pre-tax loss is lower for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the impairment charge for goodwill related to OpenTable of $941 million (see Note 9) recognized in 2016. Income tax expense on the Company's U.S. pre-tax loss for the year ended December 31, 2017 includes the impact of the Tax Act as disclosed below.

U.S. Tax Reform

In December 2017, the Tax Act was enacted into law in the United States. The Tax Act made significant changes to U.S. federal tax law, including a reduction in the U.S. federal statutory tax rate from 35% to 21%, effective January 1, 2018. The Tax Act imposed a one-time deemed repatriation tax on accumulated unremitted international earnings, to be paid over eight years. The Company recorded provisional income tax expense of approximately $1.6 billion during the year ended December 31, 2017 in accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), which included U.S. state income taxes and international withholding taxes, related to the mandatory deemed repatriation of estimated accumulated international earnings of approximately $16.5 billion. The Company also recorded a provisional net income tax benefit of $217 million during the year ended December 31, 2017 related to the remeasurement of the Company’s U.S. deferred tax assets and liabilities due to the reduction of the U.S. federal statutory rate from 35% to 21%. The Company expected to use approximately $204 million of deferred tax assets related to federal net operating loss carryforwards ("NOLs") and approximately $46 million of other tax credit carryforwards, and accordingly, reduced the transition tax liability to approximately $1.3 billion, which is presented as "Long-term U.S. transition tax liability" in the Consolidated Balance Sheet as of December 31, 2017.

In 2018, the Company completed its accounting for the income tax effects of the Tax Act. The Company recorded an income tax benefit of $46 million to adjust its provisional income tax expense that was recorded during the year ended December 31, 2017 relating to the federal one-time deemed repatriation liability, as well as U.S. state income taxes and international withholding taxes associated with the mandatory deemed repatriation. In addition, the Company recorded an income tax benefit of $2 million in 2018 to adjust the remeasurement of its U.S. deferred tax assets and liabilities due to the reduction of the U.S. federal statutory tax rate that resulted from the Tax Act. The Company utilized $133 million of deferred tax assets related to federal NOLs and $23 million of other tax credit carryforwards to reduce its transition tax liability.

Under the Tax Act, the Company's international cash and investments as of December 31, 2017, amounting to $16.2 billion, as well as future cash generated by our international operations, generally can be repatriated without further U.S. federal income tax, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by the Company.

The Tax Act also introduced in 2018 a tax on 50% of GILTI, which is income determined to be in excess of a specified routine rate of return, and a base erosion and anti-abuse tax (“BEAT”) aimed at preventing the erosion of the U.S. tax base. The Company has adopted an accounting policy to treat taxes on GILTI as period costs.

Deferred Income Taxes

The Company utilized $379 million of its U.S. NOLs available at December 31, 2016 to reduce its federal tax liability for the deemed repatriation tax. After utilization of available NOLs, at December 31, 2018, the Company had U.S. federal NOLs of $136 million, which are subject to an annual limitation and mainly expire from December 31, 2020 to December 31, 2021, and U.S. state NOLs of $484 million, which mainly expire between December 31, 2020 and December 31, 2034. In addition, at December 31, 2018, the Company has $132 million of non-U.S. NOLs, of which $50 million expires between December 31, 2020 and December 31, 2024, and $51 million of U.S. research tax credit and alternative minimum tax carryforwards available to reduce future tax liabilities, the majority of which do not have an expiration date.

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

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows (in millions):

	2018	2017
Deferred tax assets/(liabilities):
Net operating loss carryforward — U.S.	$59	$71
Net operating loss carryforward — International	20	28
Accrued expenses	50	57
Stock-based compensation and other stock based payments	51	48
Currency translation adjustment	27	—
Tax credits	46	15
Euro-denominated debt	5	58
Property and equipment	6	9
Subtotal - deferred tax assets	264	286

Discount on convertible notes	(22)	(33)
Intangible assets and other	(482)	(517)
State income tax on accumulated unremitted international earnings	(25)	(37)
Unrealized gain on investments	(2)	(70)
Other	(15)	(25)
Subtotal - deferred tax liabilities	(546)	(682)
Valuation allowance on deferred tax assets	(36)	(44)
Net deferred tax liabilities (1)	$(318)	$(440)

(1)  Includes deferred tax assets of $51 million and $41 million at December 31, 2018 and 2017, respectively, reported in "Other assets" in the Consolidated Balance Sheets.

The valuation allowance on deferred tax assets of $36 million at December 31, 2018 includes $20 million related to international operations and $16 million related to U.S. research credits, capital loss carryforwards and Connecticut NOLs.  The valuation allowance on deferred tax assets of $44 million at December 31, 2017 includes $27 million related to international operations and $17 million related to U.S. research credits, capital loss carryforwards and Connecticut NOLs.

Pursuant to the adoption of an accounting update on January 1, 2017 related to share-based compensation, the Company recorded a deferred tax asset of $301 million related to previously unrecognized U.S. equity tax deductions, with an offsetting cumulative-effect adjustment to retained earnings, the majority of which was utilized during the year ended December 31, 2017.

The Company does not intend to indefinitely reinvest its international earnings that were subject to U.S. taxation pursuant to the mandatory deemed repatriation or subject to U.S. taxation as GILTI.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Effective Income Tax Rate

A significant portion of the Company's taxable earnings are generated in the Netherlands. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 7% ("Innovation Box Tax") for periods beginning on or after January 1, 2018 rather than the Dutch statutory rate of 25%.  Previously, the Innovation Box Tax rate had been 5%. A portion of Booking.com's earnings during the years ended December 31, 2018, 2017 and 2016 qualifies for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those years.

The effective income tax rate of the Company is different from the amount computed using the expected U.S. statutory federal rate of 21% in 2018 and 35% in 2017 and 2016 as a result of the following items (in millions):

	2018	2017	2016
Income tax expense at federal statutory rate	$1,015	$1,539	$950
Adjustment due to:
Foreign rate differential	210	(458)	(378)
Innovation Box Tax benefit	(435)	(397)	(325)
Impairment of goodwill and cost-method investment	—	—	344
Tax Act - Remeasurement of deferred tax balances	(2)	(217)	—
Tax Act - U.S. transition tax and other transition impacts	(46)	1,563	—
Other	95	28	(13)
Income tax expense	$837	$2,058	$578

Uncertain Tax Positions

See Note 2 for the Company's accounting policy on uncertain tax positions. The following is a reconciliation of the total beginning and ending amount of unrecognized tax benefits (in millions):

	2018	2017	2016
Unrecognized tax benefit — January 1	$32	$33	$43
Gross increases — tax positions in current period	1	5	2
Gross increases — tax positions in prior periods	19	5	1
Gross decreases — tax positions in prior periods	(3)	(9)	—
Reduction due to lapse in statute of limitations	(2)	(1)	(9)
Reduction due to settlements during the current period	(2)	(1)	(4)
Unrecognized tax benefit — December 31	$45	$32	$33

The unrecognized tax benefits are included in "Other long-term liabilities" and "Deferred income taxes" in the Consolidated Balance Sheets for the years ended December 31, 2018 and 2017. The Company does not expect further significant changes in the amount of unrecognized tax benefits during the next twelve months.

The Company's major taxing jurisdictions include: Netherlands, U.S. federal, Connecticut, California, New York, Massachusetts, Singapore and U.K. The statute of limitations that remain open related to these major tax jurisdictions are: the Company's Netherlands returns from 2014 and forward; the Company's Singapore returns from 2015 and forward; the Company's U.S. federal returns for 2012, 2013, 2015 and forward; the Company's Connecticut returns from 2011 to 2013 and from 2015 and forward; the Company's California returns for 2011 and forward; the Company's New York returns for 2011 to 2013 and from 2015 and forward; the Company's Massachusetts returns from 2012 to 2013, and from 2015 and forward and the Company's U.K. returns for the tax years 2015 and 2016. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute or for the periods just stated above in the major taxing jurisdictions in which the Company is a taxpayer. The Company’s 2015 U.S. federal income tax return is currently under audit by the Internal Revenue Service. See Note 14 for more information regarding tax contingencies.

14.	COMMITMENTS AND CONTINGENCIES

Competition Reviews

At times, the online travel industry is the subject of investigations or inquiries by various national competition authorities ("NCAs"). The Company is or has been involved in investigations related to whether Booking.com's contractual price parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates that are at least as low as those offered to other OTCs or through the accommodation provider's website. Some investigations or inquiries relate to other issues such as commission payments. For instance, on September 8, 2017 the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland.

To resolve and close certain of the parity investigations, particularly in Europe, Booking.com made commitments to several NCAs in which it replaced its price parity agreements with accommodation providers with "narrow" price parity agreements. Under a narrow price parity agreement, subject to certain exceptions, an accommodation provider is still required to offer the same or better rates on Booking.com as it offers to a consumer directly online, but it is no longer required to offer the same or better rates on Booking.com as it offers to other OTCs. The commitments also allow an accommodation provider to, among other things, offer different terms and conditions (e.g., free WiFi) and availability to consumers that book with OTCs that offer lower rates of commission or other benefits, offer lower rates to consumers that book through offline channels and continue to discount through, among other things, accommodation loyalty programs, as long as those rates are not published or marketed online.

A working group of 10 European NCAs (France, Germany, Belgium, Hungary, Ireland, Italy, the Netherlands, Czech Republic, the United Kingdom and Sweden) was established by the European Commission to monitor the effects of the narrow price parity clause in Europe. This working group (the "ECN Working Group") has decided to keep the sector under review and re-assess the competitive situation in due course. The Company is unable to predict whether further action in Europe will be taken as a result of the ECN Working Group's ongoing review. In addition, other NCAs, including other NCAs in Europe, also monitor these issues, including Booking.com's compliance with its commitments. In some jurisdictions, third parties have filed formal complaints with authorities that Booking.com is not complying with its commitments. While the Company believes Booking.com is complying with its commitments, the Company cannot predict whether authorities will take any action in response to these complaints.

A number of European countries have made any form of price parity agreements illegal, whether through court or administrative action or through legislation. For example, in August 2015, French legislation known as the "Macron Law" became effective, which, among other things, makes price parity agreements illegal, including narrow price parity agreements.

Competition-related investigations, legislation or issues could also give rise to private litigation. For example, Booking.com is involved in private litigation in Sweden related to its narrow price parity provisions, which resulted in the court determining that the narrow price parity clause had to be removed from Booking.com's agreements with hotels in Sweden. Booking.com has appealed the court's decision.

The Company is unable to predict how any current or future parity-related investigations or litigation may be resolved or the long-term impact of parity-related investigations, commitments, legislation or litigation on its business. More immediate results could include the imposition of fines or a requirement to remove parity clauses from the Company's contracts in certain jurisdictions.

NCAs or other governmental authorities are continuing to review the activities of online platforms, including through the use of consumer protection powers. A number of authorities are investigating or conducting information-gathering exercises in respect of compliance by OTCs with consumer protection laws. Other authorities are reviewing the online hotel booking sector more widely through market inquiries. For example, in October 2017 the United Kingdom's NCA (the Competition and Markets Authority, or CMA) launched a consumer protection law investigation into the clarity, accuracy and presentation of information on hotel booking sites with a specific focus on the display of search results (e.g., ranking), claims regarding discounts, methods of "pressure selling" (such as creating false impressions regarding room availability) and failure to disclose hidden charges.  In connection with this investigation, in June 2018, the CMA announced that it would proceed with enforcement action against a number of hotel booking sites. In January 2019, Booking.com, agoda and KAYAK, along with a number of other OTCs, voluntarily signed commitments with the CMA addressing its concerns in resolution of this investigation. Among other things, the commitments provided to the CMA include showing prices inclusive of all mandatory taxes and charges, providing information about the effect of commissions on search results on or before the search results page and making certain adjustments to how discounts and popularity or availability are shown to consumers. The CMA has stated that it expects all market participants to adhere to the same standards, regardless of whether they formally signed the commitments. Similarly, in October 2017, the consumer protection department of the German NCA opened an inquiry into online price comparison sites in various sectors, including travel and hotels, to better understand the common practices towards consumers of online price comparison websites.  Further, in March 2018, the Danish NCA began a review of the competitive conditions of the online hotel booking market. Outside Europe, in April 2018, the Singaporean NCA launched a market review into the online travel sector, with a focus on agreements between booking platforms and flight and hotel service providers. The Company is cooperating with regulators where applicable, but is unable to predict what, if any, effect such actions or any resolutions thereof, including the commitments made to the CMA, will have on its business, industry practices or online commerce more generally.

To the extent that regulatory authorities impose fines on the Company or require changes to its business practices or to those currently common to the industry, the Company's business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding competition investigations could adversely affect the Company's brands and therefore its market share and results of operations.

In addition, as its business grows, the Company may increasingly become the target of competition or consumer protection law investigations, litigation or be limited by competition laws. For example, the Company's size and market share may negatively affect its ability to obtain regulatory approval of proposed acquisitions, its ability to expand into complementary businesses or its latitude in dealing with travel service providers (such as by limiting its ability to provide discounts, rebates or incentives or to exercise contractual rights), any of which could adversely affect the its business, results of operations or ability to grow and compete.

Tax Matters

French tax authorities conducted an audit of Booking.com of the years 2003 through 2012. They are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income taxes and value-added taxes. In December 2015, the French tax authorities issued Booking.com assessments related to those tax years for approximately 356 million Euros, the majority of which would represent penalties and interest. The Company believes that Booking.com has been, and continues to be, in compliance with French tax law, and the Company is contesting the assessments. The Company has not recorded a liability in connection with these assessments. In December 2018, the French tax authorities issued a formal demand for payment of the amounts assessed. As a result, in January 2019, the Company paid the amount assessed in order to preserve its right to contest the assessments in court. Such payment does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent the Company prevails. If the Company is unable to resolve the matter with the French tax authorities, the Company plans to challenge the assessments in the French courts. The French tax authorities have begun a similar audit of the tax years 2013 through 2015, which could result in additional assessments.

Italian authorities are reviewing Booking.com's activities for the years 2011 through 2015. They are reviewing whether Booking.com has a permanent establishment in Italy and Booking.com's transfer pricing practices in Italy. The Company believes that Booking.com has been, and continues to be, in compliance with Italian tax law. The Company is cooperating with the investigation but intends to contest any allegation that Booking.com has a permanent establishment in Italy or that its transfer pricing policies are inappropriate. In December 2018, the Italian tax authorities issued an assessment on the Italian Booking.com subsidiary for approximately 48 million Euros for the 2013 tax year, asserting that its transfer pricing policies were inadequate. The Company has not recorded a liability in connection with this assessment. It is unclear what further actions, if any, the Italian authorities will take. Such actions could include closing the investigation, assessing Booking.com additional taxes, as well as the imposition of interest, fines and penalties, or even bringing criminal charges.

In addition, Turkish tax authorities have asserted that Booking.com has a permanent establishment in Turkey and have issued tax assessments for the years 2012 through 2017 for approximately 71 million Euros, including interest and penalties. The Company believes that Booking.com has been, and continues to be, in compliance with Turkish tax law, and the Company is contesting these assessments. The Company has not recorded a liability in connection with these assessments.

As a result of an internal review of tax policies and positions at one of the Company's smaller subsidiaries, the Company identified two issues related to the application of certain non-income-based tax laws to that subsidiary's business. In the year ended December 31, 2018, the Company accrued related travel transaction taxes of approximately $46 million, based on the Company's current estimate of the probable travel transaction tax owed for the prior periods, including interest and penalties, as applicable. This expense is included in "General and administrative" expense in the Consolidated Statement of Operations for the year ended December 31, 2018. The Company currently estimates that the reasonably possible loss related to these matters in excess of the amount accrued is approximately $20 million. The Company's internal review is ongoing, and, to the extent the Company determines that the probable taxes owed related to these matters exceed what has already been accrued or new issues are identified during this review, the Company may need to accrue additional amounts, which could adversely affect the Company’s business, results of operations, financial condition and cash flows.

From time to time, the Company is involved in other tax-related audits, investigations or proceedings, which could relate to income taxes, value-added taxes, sales taxes, employment taxes, etc. For example, the Company is subject to legal proceedings in the United States related to travel transaction taxes (e.g., hotel occupancy taxes, sales taxes, etc.).

Any taxes or other assessments in excess of our current tax provisions, whether in connection with the foregoing or otherwise (including the resolution of any tax proceedings), could have a material adverse effect on our business, effective tax rate, results of operations and financial condition.

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

Building Construction

In September 2016, the Company signed a turnkey agreement to construct an office building for Booking.com’s headquarters in the Netherlands for 270 million Euros. Upon signing this agreement, the Company paid 48 million Euros to the developer, which included 43 million Euros for the acquired land-use rights and 5 million Euros for the building construction. The land-use rights are included in "Other assets" and the building construction-in-progress is included in "Property and equipment, net" in the Consolidated Balance Sheets. The remaining 222 million Euro obligation related to the turnkey agreement principally relates to the building construction cost. During the year ended December 31, 2018, the Company paid 66 million Euros related to its obligation under the turnkey agreement and has a 156 million Euro obligation remaining at December 31, 2018, which will be paid between 2019 and 2021 when the Company anticipates construction will be complete.
In addition to the turnkey agreement, the Company has a remaining obligation at December 31, 2018 to pay approximately 75 million Euros over the remaining term of the acquired land lease, which expires in 2065. Amounts attributable to the land-use rights and land lease are recognized as rent expense on a straight-line basis over the lease term and are recognized in "General and administrative" expense in the Consolidated Statements of Operations.
In addition to the turnkey agreement and land lease, the Company will also make additional capital expenditures to fit out and furnish the office space.
Operating Leases

The Company leases certain facilities and equipment through operating leases.  Rental expense for leased office space was $115 million, $96 million and $77 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Rental expense for data center space was $34 million, $24 million and $22 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company leases office space facilities for its corporate headquarters in Norwalk, Connecticut, United States of America.  The Company leases additional space, including office space and data center facilities in various locations around the world, to support its operations, the largest being the headquarters of its Booking.com business in Amsterdam, Netherlands. Other than the office building for the future headquarters of the Booking.com business that is currently under construction in the Netherlands and the associated land-use rights (see the section "Land-use rights" within Note 2), the Company does not own any real estate at December 31, 2018.

Minimum payments for operating leases having initial or remaining non-cancellable terms in excess of one year and the land lease associated with an office buildings in the Netherlands discussed above have been translated into U.S. Dollars at the December 31, 2018 spot exchange rates, as applicable, and are as follows (in millions):

	2019	2020	2021	2022	2023	After 2023	Total
Operating lease obligations	$163	$140	$108	$64	$50	$118	$643
Land lease obligation	1	2	2	2	2	72	81

Other Contractual Obligations

In 2018, the Company signed an agreement for a lease related to approximately 222,000 square feet of office space in the city of Manchester in the United Kingdom for the headquarters of Rentalcars.com. Rentalcars.com's obligation to execute the lease is conditional upon the developer completing certain activities, which are expected to be completed in 2020. If these activities are completed, the lease will commence for a term of approximately 13 years and the Company will have a lease obligation of approximately 65 million British Pounds Sterling, excluding lease incentives. Rentalcars.com will also make capital expenditures to fit out and furnish the office space.

Contingent Consideration for Business Acquisition (see Note 18)

15.	BENEFIT PLANS

The Company maintains a defined contribution 401(k) savings plan (the "Plan") covering certain U.S. employees. In connection with acquisitions, effective at the date of such acquisitions, the Company assumed defined contribution plans covering the U.S. employees of the acquired companies. The Company also maintains certain other defined contribution plans outside of the United States for which it provides contributions for participating employees.  The Company's matching contributions during the years ended December 31, 2018, 2017 and 2016 were $22 million, $15 million and $10 million, respectively.

16.	GEOGRAPHIC AND DISAGGREGATED REVENUE INFORMATION

Geographic Information

The Company's international information consists of the results of Booking.com, agoda and Rentalcars.com and the results of the international businesses of KAYAK and OpenTable. This classification is independent of where the consumer resides, where the consumer is physically located while using the Company's services or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com at a hotel in New York by a consumer in the United States is part of the Company's international results. The Company's geographic information is as follows (in millions):

	United States		International		Total Company
			The Netherlands	Other
2018
Total Revenues(1)	$1,626	(2)	$11,094	$1,807	$14,527	(2)
Intangible assets, net	1,747		30	348	2,125
Goodwill	1,938		246	726	2,910
Other long-lived assets	159		365	260	784

2017
Total Revenues	$1,620	(3)	$9,540	$1,521	$12,681	(3)
Intangible assets, net	1,790		44	343	2,177
Goodwill	1,807		254	677	2,738
Other long-lived assets	124		254	208	586

2016
Total Revenues	$1,680	(3)	$7,783	$1,280	$10,743	(3)
Intangible assets, net	1,918		51	25	1,994
Goodwill	1,802		229	366	2,397
Other long-lived assets	102		196	124	422

(1) Approximately 87% of the Company's revenues for the years ended December 31, 2018 relates to online accommodation reservation services. Revenues from all other sources of online travel reservation services or advertising and other revenues each represents less than 10% of the Company's total revenues.

(2) Total revenues are reported on a net basis for Name Your Own Price® transactions, which have been reduced for cost of revenues of $170 million (see Note 2).

(3) Total revenues are reported on a gross basis for Name Your Own Price® transactions, which were not reduced for cost of revenues of $242 million and $415 million in 2017 and 2016, respectively.

17.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)

2018

Total revenues(1)	$2,928	$3,537	$4,849	$3,213

Net income(2)	607	977	1,768	646

Net income applicable to common stockholders per basic common share	$12.56	$20.34	$37.39	$14.00

Net income applicable to common stockholders per diluted common share	$12.34	$20.13	$37.02	$13.86

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)

2017

Total revenues(1)	$2,419	$3,025	$4,434	$2,803

Gross profit(1)	2,339	2,957	4,380	2,763

Net income (loss)(2)	456	720	1,720	(555)

Net income (loss) applicable to common stockholders per basic common share(2)	$9.26	$14.66	$35.12	$(11.41)

Net income (loss) applicable to common stockholders per diluted common share(2)	$9.11	$14.39	$34.43	$(11.41)

(1) For periods beginning after December 31, 2017, the Company reports revenues in accordance with the current revenue standard and no longer presents "Cost of revenues" or "Gross profit" in its Consolidated Statement of Operations. For all periods prior to January 1, 2018, the Company reported under the previous revenue standard. See Note 2 for further information.

(2)  Includes, for the fourth quarter of 2018, an income tax benefit of $46 million to adjust the 2017 provisional tax expense related to a one-time transitional tax on mandatory deemed repatriation of accumulated unremitted international earnings as a result of the Tax Act. The income tax provision for the fourth quarter of 2017 includes a provisional tax expense of approximately $1.6 billion related to the transition tax mentioned above and a provisional tax benefit of $217 million related to the remeasurement of the Company’s U.S. deferred tax assets and liabilities as a result of the Tax Act.

18.    ACQUISITIONS

Acquisition activities in 2018

In April 2018, the Company paid $139 million, net of cash acquired, and issued shares of the Company's common stock in the amount of $110 million in connection with the acquisition of FareHarbor, a leading provider of business-to-

business activities distribution services. In respect to the shares issued, as shown in the supplemental disclosure in the Consolidated Statement of Cash Flows, $59 million relates to purchase price consideration and $51 million relates to shares restricted for trading purposes until the required post-acquisition services are completed by certain employees. At December 31, 2018, the Company's Consolidated Balance Sheet includes $17 million in "Prepaid expenses and other current assets" and $23 million in "Other assets" related to this deferred compensation charge associated with these restricted shares. The purchase price allocation was completed at September 30, 2018.

In November 2018, the Company paid $134 million, net of cash acquired, to complete the acquisition of HotelsCombined, a hotel meta-search company. The purchase price allocation has not been completed at December 31, 2018.

The Company's Consolidated Financial Statements include the accounts of these businesses starting at their respective acquisition dates. Revenues and earnings of these businesses since their respective acquisition dates and pro forma results of operations have not been presented separately as such financial information is not material to the Company's results of operations.

Acquisition activity in 2017

In July 2017, the Company completed the acquisition of the Momondo Group, which operates the travel meta-search websites Momondo and Cheapflights, for $556 million, and which is managed as part of the Company's KAYAK business.

The purchase price allocations were completed at December 31, 2017. The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows (in millions):

Current assets (1)	$50
Identifiable intangible assets (2)	333
Goodwill (3)	288
Property and equipment	1
Total liabilities (4)	(116)
Total consideration	$556

(1) Includes cash acquired of $15 million.
(2) Acquired definite-lived intangible assets, consisted of distribution agreements of $214 million with a weighted-average useful life of 15 years, trade names of $104 million with a weighted-average useful life of 13 years and technology of $15 million with a weighted-average life of 4 years.
(3) Goodwill is not tax deductible.
(4) Includes deferred tax liabilities of $70 million and third-party senior debt of $15 million.

The Company's Consolidated Financial Statements include the accounts of the Momondo Group beginning July 24, 2017. Revenues and earnings of this business since the acquisition date and pro forma results of operations have not been presented separately as such financial information is not material to the Company's results of operations. The Company incurred $5 million of professional fees for the year ended December 31, 2017 related to this acquisition. The acquisition-related expenses were included in general and administrative expenses in the Company's Consolidated Statement of Operations.

Contingent Consideration for Business Acquisition

At December 31, 2018 and December 31, 2017, the Company's Consolidated Balance Sheets included a liability of $28 million and $9 million, respectively, for estimated contingent payments for a business acquired in 2015. At December 31, 2018, based on current forecasts, the estimated fair value of the liability increased by $19 million and the associated expense was included in "General and administrative" expense in the Company's Consolidated Statement of Operations for the year ended December 31, 2018. The fair value of the liability, which is considered a "Level 3" fair value measurement (see Note 5), was based upon probability-weighted average payments for specific performance factors from the acquisition date through the performance period which ends on March 31, 2019. The range of undiscounted outcomes for the estimated contingent payments is $0 million to $90 million.

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

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only at the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
Accordingly, these representations and warranties may not describe the actual state of affairs at the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10‑K and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

Exhibit Number	Description
3.1(a)	Restated Certificate of Incorporation of the Registrant.
3.2(a)	Amended and Restated By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1 and 3.2.
4.2(b)	Specimen Certificate for Registrant's Common Stock.
4.3(c)	Indenture, dated as of June 4, 2013, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.4(d)	Indenture, dated as of August 20, 2014, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.5(e)
Indenture for the 2.375% Senior Notes due 2024, 1.800% Senior Notes due 2027, 3.650% Senior Notes due 2025, 2.15% Senior Notes due 2022 and 3.600% Senior Notes due 2026, between the Registrant and Deutsche Bank Trust Company Americas, as Trustee.

4.6(f)	Indenture, dated as of August 8, 2017, between the Company and U.S. Bank National Association, as trustee.
4.7(g)	Form of 2.375% Senior Note due 2024.
4.8(h)	Officers' Certificate, dated September 23, 2014, for the 2.375% Senior Notes due 2024.
4.9(i)	Form of 1.800% Senior Note due 2027.
4.10(j)	Officers' Certificate, dated March 3, 2015, for the 1.800% Senior Notes due 2027.
4.11(k)	Form of 3.650% Senior Note due 2025.
4.12(l)	Officers' Certificate, dated March 13, 2015, for the 3.650% Senior Notes due 2025.
4.13(e)	Form of 2.15% Senior Note due 2022.
4.14(e)	Officers' Certificate, dated November 25, 2015, for the 2.15% Senior Notes due 2022.
4.15(m)	Form of 3.600% Senior Note due 2026.
4.16(m)	Officers' Certificate, dated May 23, 2016, for the 3.600% Senior Notes due 2026.
4.17(n)	Form of 0.800% Senior Note due 2022.
4.18(n)	Officers' Certificate, dated March 10, 2017, for the 0.800% Senior Notes due 2022.
4.19(o)	Form of 2.750% Senior Note due 2023.
4.20(o)	Officers' Certificate, dated August 15, 2017, with respect to the 2.750% Senior Notes due 2023.
4.21(o)	Form of 3.550% Senior Note due 2028.
4.22(o)	Officers' Certificate, dated August 15, 2017, with respect to the 3.550% Senior Notes due 2028.
10.1(p)+	Booking Holdings Inc. 1999 Omnibus Plan (As Amended and Restated Effective June 7, 2018).

10.2(q)+	Form of Restricted Stock Unit Award Agreement for Employees in the Netherlands under the 1999 Omnibus Plan.
10.3(r)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan to non-employee directors.
10.4(s)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan.
10.5(t)+	2016 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.6(u)+	2017 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.7(s)+	2018 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.8(u)+	Amended and Restated KAYAK Software Corporation 2012 Equity Incentive Plan.
10.9(u)+	OpenTable, Inc. Amended and Restated 2009 Equity Incentive Award Plan.
10.10(v)+	Buuteeq, Inc. Amended and Restated 2010 Stock Plan.
10.11(w)+	Amended and Restated Rocket Travel, Inc. 2012 Stock Incentive Plan.
10.12(w)+	Amended and Restated Annual Bonus Plan.
10.13(x)+	Form of Non-Competition and Non-Solicitation Agreement.
10.14(y)+	Transition Agreement dated November 7, 2013 by and between the Registrant and Jeffery H. Boyd.
10.15(z)+	Letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.16(aa)+	Letter amendment, dated December 16, 2008, to letter agreement, dated October 19, 2005 by and between the Registrant and Daniel J. Finnegan.
10.17(bb)+	Second Amended and Restated Employment Agreement, dated April 21, 2015 by and between the Registrant and Peter J. Millones.
10.18(cc)+	Amended and Restated Employment contract, dated May 19, 2016 by and between Booking.com Holding B.V. and Gillian Tans.
10.19(dd)+	Employment Agreement, dated December 15, 2016 by and between the Registrant and Glenn D. Fogel.
10.20(dd)+	Non-Competition and Non-Solicitation Agreement, dated December 15, 2016 by and between the Registrant and Glenn D. Fogel.
10.21(dd)+	Employee Confidentiality and Assignment Agreement, dated December 15, 2016 by and between the Registrant and Glenn D. Fogel.
10.22(dd)+	Letter Agreement, dated December 15, 2016 by and between the Registrant and Jeffery H. Boyd.
10.23(ee)+	Letter Agreement, dated May 11, 2017, between the Registrant and Daniel J. Finnegan.
10.24(ff)+	Letter amendment, dated March 1, 2018, to letter agreement, dated May 11, 2017, between the Registrant and Daniel J. Finnegan.
10.25(gg)+	Employment Agreement, dated January 19, 2018, between the Registrant and David I. Goulden.
10.26(gg)+	Non-Competition and Non-Solicitation Agreement, dated March 1, 2018, between the Registrant and David I. Goulden.
10.27(gg)+	Employee Confidentiality and Assignment Agreement, dated January 19, 2018, between the Registrant and David I. Goulden.
10.28(hh)	Credit Agreement, dated as of June 19, 2015, among the Registrant, the lenders from time to time party thereto, and Bank of America, N.A. as Administrative Agent.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certification of Glenn D. Fogel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David I. Goulden, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(ii)	Certification of Glenn D. Fogel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(ii)	Certification of David I. Goulden, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101
The following financial statements from the Company's Annual Report on Form 10‑K for the year ended December 31, 2018 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

____________________________

+	Indicates a management contract or compensatory plan or arrangement.

(a)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 (File No. 1-36691).
(b)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-1 filed on March 18, 1999 (File No. 333-69657).
(c)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 4, 2013 (File No. 0-25581).
(d)	Previously filed as an exhibit to the Current Report on Form 8-K filed on August 20, 2014 (File No. 0-25581).
(e)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 25, 2015 (File No. 1-36691).
(f)	Previously filed as an exhibit to the Registration Statement on Form S-3 filed on August 8, 2017 (File No. 333-219800).
(g)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 22, 2014 (File No. 0-25581).
(h)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 26, 2014 (File No. 0-25581).
(i)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2015 (File No. 1-36691).
(j)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2015 (File No. 1-36691).
(k)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 12, 2015 (File No. 1-36691).
(l)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 13, 2015 (File No. 1-36691).
(m)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 23, 2016 (File No. 1-36691).
(n)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 10, 2017 (File No. 1-36691).
(o)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 15, 2017 (File No. 1-36691).
(p)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 8, 2018 (File No. 1-36691).
(q)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on November 8, 2005 (File No. 0-25581).
(r)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 9, 2011 (File No. 0-25581).
(s)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2018 (File No. 1-36691).
(t)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 10, 2016 (File No. 1-36691).
(u)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 3, 2017 (File No. 1-36691).
(v)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed on June 13, 2014 (File No. 333-196756).
(w)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2015 (File No. 1-36691).
(x)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2013 (File No. 0-25581).
(y)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 8, 2013 (File No. 0-25581).
(z)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 21, 2005 (File No. 0-25581).
(aa)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2008 (File No. 0-25581).
(bb)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 24, 2015 (File No. 1-36691).
(cc)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 20, 2016 (File No. 1-36691).
(dd)	Previously filed as an exhibit to the Current Report on Form 8-K filed on December 16, 2016 (File No. 1-36691).
(ee)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 12, 2017 (File No. 1-36691).
(ff)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on May 9, 2018 (File No. 1-36691).
(gg)	Previously filed as an exhibit to the Current Report on Form 8-K filed on January 22, 2018 (File No. 1-36691).
(hh)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 24, 2015 (File No. 1-36691).
(ii)	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.