Form 10-Q
period 2019-03-31
Booking Holdings Inc.
filed 2019-05-09
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
Registrant's telephone number, including area code: (203) 299-8000
Former name, former address and former fiscal year, if changed, since last report: N/A
 _____________________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
_________________________________________________________________________________________
 Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Each Exchange on which Registered:
Common Stock, par value $0.008 per share	BKNG	The NASDAQ Global Select Market
0.800% Senior Notes Due 2022	BKNG 22A	New York Stock Exchange
2.150% Senior Notes Due 2022	BKNG 22	New York Stock Exchange
2.375% Senior Notes Due 2024	BKNG 24	New York Stock Exchange
1.800% Senior Notes Due 2027	BKNG 27	New York Stock Exchange

Number of shares of Common Stock outstanding at May 2, 2019:

Common Stock, par value $0.008 per share	43,291,345
(Class)	(Number of Shares)

Booking Holdings Inc.
Form 10-Q

For the Three Months Ended March 31, 2019

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

Booking Holdings Inc.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,334	$2,624
Short-term investments in marketable securities	1,981	3,660
Accounts receivable, net of allowance for doubtful accounts of $61 at each date	1,491	1,523
Prepaid expenses and other current assets	1,271	600
Total current assets	7,077	8,407
Property and equipment, net	695	656
Operating lease assets	635	—
Intangible assets, net	2,078	2,125
Goodwill	2,907	2,910
Long-term investments	8,445	8,408
Other assets	529	181
Total assets	$22,366	$22,687

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$934	$1,134
Accrued expenses and other current liabilities	1,877	1,399
Deferred merchant bookings	1,797	1,022
Convertible debt	968	—
Total current liabilities	5,576	3,555
Deferred income taxes	513	370
Operating lease liabilities	488	—
Long-term U.S. transition tax liability	1,166	1,166
Other long-term liabilities	89	162
Long-term debt	7,619	8,649
Total liabilities	15,451	13,902

Commitments and Contingencies (See Note 13)

Stockholders' equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 63,121,930 and 62,948,762 shares issued, respectively	—	—
Treasury stock, 18,935,914 and 17,317,126 shares, respectively	(17,567)	(14,711)
Additional paid-in capital	5,519	5,445
Retained earnings	19,132	18,367
Accumulated other comprehensive loss	(169)	(316)
Total stockholders' equity	6,915	8,785
Total liabilities and stockholders' equity	$22,366	$22,687
See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Agency revenues	$1,949	$2,113
Merchant revenues	603	526
Advertising and other revenues	285	289
Total revenues	2,837	2,928
Operating expenses:
Performance marketing	1,030	1,106
Brand marketing	163	101
Sales and other expenses	215	166
Personnel, including stock-based compensation of $74 and $71, respectively	501	499
General and administrative	191	163
Information technology	65	60
Depreciation and amortization	116	103
Total operating expenses	2,281	2,198
Operating income	556	730
Other income (expense):
Interest income	35	47
Interest expense	(66)	(70)
Net unrealized gains on marketable equity securities	451	55
Foreign currency transactions and other	(8)	(9)
Total other income	412	23
Earnings before income taxes	968	753
Income tax expense	203	146
Net income	$765	$607
Net income applicable to common stockholders per basic common share	$17.01	$12.56
Weighted-average number of basic common shares outstanding (in 000's)	45,007	48,349
Net income applicable to common stockholders per diluted common share	$16.85	$12.34
Weighted-average number of diluted common shares outstanding (in 000's)	45,436	49,205

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended March 31,
	2019	2018
Net income (1)	$765	$607
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax charge of $8 and tax benefit of $16, respectively (2)	(12)	61
Net unrealized gains on debt securities, net of tax charge of $51 and tax benefit of $2, respectively (1)	159	—

Comprehensive income	$912	$668

(1) The Company realized net gains of $1 million for the three months ended March 31, 2019 from sales of investments in debt securities.

(2) Foreign currency translation adjustments result from currency fluctuations on the translation of the Company's non-U.S. Dollar denominated net assets, net of the impact of net investment hedges.

During the three months ended March 31, 2019 and 2018, the Company recorded a tax benefit of $11 million and a tax charge of $10 million, respectively, related to foreign currency translation adjustments to its one-time deemed repatriation tax liability recorded at December 31, 2017 and foreign earnings for periods after December 31, 2017 that are subject to U.S. federal and state income tax, resulting from the introduction of the U.S. Tax Cuts and Jobs Act (the "Tax Act").

Foreign currency translation adjustments also include a tax charge of $19 million and a tax benefit of $26 million for the three months ended March 31, 2019 and 2018, respectively, associated with the Company's Euro-denominated debt, which was designated as a net investment hedge against the impact of currency fluctuations on the Company's Euro-denominated net assets (see Note 9).

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018
(In millions except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, December 31, 2018	62,949	$—	(17,317)	$(14,711)	$5,445	$18,367	$(316)	$8,785
Net income	—	—	—	—	—	765	—	765
Foreign currency translation adjustments	—	—	—	—	—	—	(12)	(12)
Net unrealized gains on debt securities	—	—	—	—	—	—	159	159
Exercise of stock options and vesting of restricted stock units and performance share units	173	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(1,619)	(2,856)	—	—	—	(2,856)
Stock-based compensation and other stock-based payments	—	—	—	—	74	—	—	74
Balance, March 31, 2019	63,122	$—	(18,936)	$(17,567)	$5,519	$19,132	$(169)	$6,915

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, December 31, 2017	62,689	$—	(14,217)	$(8,699)	$5,783	$13,939	$238	$11,261
Cumulative effect of adoption of accounting standards updates	—	—	—	—	—	430	(241)	189
Net income	—	—	—	—	—	607	—	607
Foreign currency translation adjustments	—	—	—	—	—	—	61	61
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	(48)	—	—	(48)
Exercise of stock options and vesting of restricted stock units and performance share units	149	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(373)	(732)	—	—	—	(732)
Stock-based compensation and other stock-based payments	—	—	—		71	—	—	71
Conversion of debt	—	—	—	—	(773)	—	—	(773)
Balance, March 31, 2018	62,838	$—	(14,590)	$(9,431)	$5,033	$14,976	$58	$10,636

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$765	$607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116	103
Provision for uncollectible accounts	40	29
Deferred income tax expense	89	9
Net unrealized gains on marketable equity securities	(451)	(55)
Stock-based compensation expense and other stock-based payments	78	71
Operating lease amortization	42	—
Amortization of debt discount and debt issuance costs	14	17
Contingent consideration fair value adjustment	7	—
Changes in assets and liabilities:
Accounts receivable	(24)	(96)
Prepaid expenses and other current assets	(669)	(709)
Accounts payable, accrued expenses and other current liabilities	561	632
Other long-term assets and liabilities	(418)	32
Net cash provided by operating activities	150	640

INVESTING ACTIVITIES:
Purchase of investments	(445)	(714)
Proceeds from sale and maturity of investments	2,665	2,481
Additions to property and equipment	(111)	(131)
Net cash provided by investing activities	2,109	1,636

FINANCING ACTIVITIES:
Proceeds from revolving credit facility	250	—
Repayments of short-term borrowings	(25)	—
Payments for conversion of senior notes	—	(1,487)
Payments for repurchase of common stock	(2,773)	(718)
Net cash used in financing activities	(2,548)	(2,205)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(2)	11
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(291)	82
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period	2,645	2,563
Total cash and cash equivalents and restricted cash and cash equivalents, end of period	$2,354	$2,645

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$816	$784
Cash paid during the period for interest	$68	$74

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
Notes to Unaudited Consolidated Financial Statements

1.                                      BASIS OF PRESENTATION

Management of Booking Holdings Inc. (the "Company") is responsible for the Unaudited Consolidated Financial Statements included in this document. The Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared the Unaudited Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. These statements should be read in combination with the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including its primary brands of Booking.com, KAYAK, priceline, agoda, Rentalcars.com and OpenTable. All inter-company accounts and transactions have been eliminated in consolidation. The functional currency of the Company's subsidiaries is generally the respective local currency. For international operations, assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date. Income statement amounts are translated at monthly average exchange rates applicable for the period. Translation gains and losses are included as a component of "Accumulated other comprehensive loss" in the accompanying Unaudited Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for any subsequent quarter or the full year.

Unaudited Consolidated Statements of Comprehensive Income

Subsequent to the issuance of the Company’s unaudited interim consolidated financial statements for the three and nine months ended September 30, 2018, the Company identified an error in the previously issued Unaudited Consolidated Statements of Comprehensive Income associated with the Company’s adoption of a new accounting update during the first quarter of 2018. This new accounting update amended the guidance on the recognition and measurement of financial instruments. The effect of adopting this new accounting update resulted in an increase of $241 million to the Company’s retained earnings for the net unrealized gain, net of tax, related to marketable equity securities, with an offsetting adjustment to accumulated other comprehensive income as of January 1, 2018. However, in the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018, six months ended June 30, 2018 and nine months ended September 30, 2018, the Company incorrectly presented the $241 million as a component of other comprehensive income (referred to as “Reclassification of net unrealized gains on marketable equity securities to retained earnings, net of tax charge”). Accordingly, the Company corrected the foregoing presentation error in the accompanying Unaudited Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018. As a result of this correction, total comprehensive income in the Company’s previously reported Unaudited Consolidated Statements of Comprehensive Income increased from $427 million to $668 million for the three months ended March 31, 2018. The correction of this error had no effect on the Company’s previously reported Unaudited Consolidated Balance Sheets, Unaudited Consolidated Statements of Operations, Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Unaudited Consolidated Statements of Cash Flows. The effect of adopting this new accounting update has been presented correctly in the audited Consolidated Statement of Comprehensive Income included in the Consolidated Financial Statements in the Form 10-K for the year ended December 31, 2018. The Company will present the correction in the Unaudited Consolidated Statements of Comprehensive Income for the six months ended June 30, 2018 and the nine months ended September 30, 2018 to be included in the Form 10-Qs for the second and third quarters of 2019.

Reclassifications — Certain amounts from prior periods have been reclassified to conform to the current year presentation.

Restricted Cash and Cash Equivalents: Restricted cash and cash equivalents at March 31, 2019 and December 31, 2018 principally relates to the minimum cash requirement for Rentalcars.com's insurance business established in 2017. The following table reconciles cash and cash equivalents and restricted cash and cash equivalents reported in the Unaudited Consolidated Balance Sheets to the total amount shown in the Unaudited Consolidated Statements of Cash Flows (in millions):

	March 31, 2019	December 31, 2018
As included in the Unaudited Consolidated Balance Sheets:
Cash and cash equivalents	$2,334	$2,624
Restricted cash and cash equivalents included in prepaid expenses and other current assets	20	21
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Consolidated Statements of Cash Flows	$2,354	$2,645

Recent Accounting Pronouncements Adopted

Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the Financial Accounting Standards Board ("FASB") issued a new accounting update to address a customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also added certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company utilizes various third-party computer systems and third-party service providers, including global distribution systems serving the accommodation, rental car and airline industries. The Company uses both internally-developed systems and third-party systems to operate its services, including transaction processing, order management and financial systems. The Company adopted this update on January 1, 2019 and applied it on a prospective basis. The adoption of this update did not have a material impact to the Unaudited Consolidated Financial Statements.

Leases

In February 2016, the FASB issued a new accounting standard which requires lessees to recognize an asset and a liability on the balance sheet for the rights and obligations created by entering into lease transactions. The new standard retains the dual-model concept by requiring entities to determine if a lease is an operating or financing lease. The new standard also expands qualitative and quantitative disclosures for lessees.

The Company adopted this new standard on January 1, 2019 on a modified retrospective basis and has elected not to restate comparative periods. The Company elected other options, which allow the Company to use its previous evaluations regarding if an arrangement contains a lease, if a lease is an operating or financing lease and what costs are capitalized as initial direct costs prior to adoption. The Company also elected to combine lease and non-lease components.

Upon the adoption of the new lease standard, on January 1, 2019, the Company recognized operating lease assets of $646 million and total operating lease liabilities of $646 million (including a current liability of $152 million) in the consolidated balance sheet and reclassified certain balances related to existing leases. There was no impact to retained earnings at adoption. See Note 7 for more information on leases.

Other Recent Accounting Pronouncements

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

For public business entities, this update is effective for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests occurring after January 1, 2017. The update will be applied prospectively. The Company plans to adopt this update in the first quarter of 2020.

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

This update is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities are required to apply this update on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact to its Consolidated Financial Statements of adopting this update and does not expect it to have a material impact.

2.    REVENUE RECOGNITION

Disaggregation of revenue

Geographic Information

The Company's international information consists of the results of Booking.com, agoda and Rentalcars.com and the results of the international businesses of KAYAK and OpenTable. This classification is independent of where the consumer resides, where the consumer is physically located while using the Company's services or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com (which is domiciled in the Netherlands) at a hotel in New York by a consumer in the United States is part of the Company's international results. The Company's geographic information is as follows (in millions):

		International
Total revenues for the three months ended March 31,	United States	The Netherlands	Other	Total
2019	$380	$2,005	$452	$2,837
2018	379	2,123	426	2,928

Revenue by Type of Service

Approximately 84% and 85% of the Company's revenue for the three months ended March 31, 2019 and 2018, respectively, relates to online accommodation reservation services. Revenue from all other sources of online travel reservation services or advertising and other revenues each represent less than 10% of the Company's total revenues.

Deferred Revenue

Cash payments received from travelers in advance of the Company completing its service obligations are included in "Deferred merchant bookings" in the Company's Unaudited Consolidated Balance Sheets and are comprised principally of amounts owed to the travel service providers as well as the Company's deferred revenue for its commission or margin and fees.

At March 31, 2019 and December 31, 2018, deferred merchant bookings includes deferred revenue of $246 million and $149 million, respectively. The Company expects to complete its service obligation within one year of booking. In the three months ended March 31, 2019, the Company recognized revenue of $97 million and cancellations of $10 million related to the deferred revenue balance at December 31, 2018. The offsetting increase of $204 million in the deferred revenue balance for the three months ended March 31, 2019 is principally driven by payments received from travelers, net of amounts payable to travel service providers, in the period for those online travel reservations that the Company receives cash payments in advance of completing its service obligations.

Loyalty Programs

The Company provides loyalty programs, where participating consumers are awarded loyalty points on current transactions that can be redeemed in the future. At March 31, 2019 and December 31, 2018, liabilities of $80 million and $73 million, respectively, for loyalty program incentives were included in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheets. The Company’s largest loyalty program is at OpenTable, where points can be redeemed for qualifying reservations at participating restaurants, third-party gift cards and accommodation reservations booked through some of the Company’s other platforms. The estimated fair value of the incentives that are expected to be redeemed is recognized as a reduction of revenues at the time the incentives are granted. In the first quarter of 2018, OpenTable introduced a three-year time-based expiration for points earned by diners, which reduced its loyalty program liability by $27 million.

3.                                      STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation expense included in personnel expenses in the Unaudited Consolidated Statements of Operations was $74 million and $71 million for the three months ended March 31, 2019 and 2018, respectively.

Stock-based compensation expense is recognized in the consolidated financial statements based upon fair value. Fair value is recognized as an expense on a straight-line basis over the employee's requisite service period and forfeitures are accounted for when they occur. The fair value on the grant date of performance share units and restricted stock units is determined based on the number of units granted and the quoted price of the Company's common stock. Stock-based compensation expense related to performance share units reflects the estimated probable outcome at the end of the performance period. The fair value of employee stock options assumed in acquisitions was determined using the Black-Scholes model and the market value of the Company's common stock at the respective acquisition dates.

Restricted Stock Units and Performance Share Units

The following table summarizes the activity of restricted stock units and performance share units ("share-based awards") during the three months ended March 31, 2019:

Share-Based Awards	Shares	Weighted-average Grant Date Fair Value
Unvested at December 31, 2018	511,562	$1,713
Granted	192,775	$1,714
Vested	(172,432)	$1,443
Performance shares adjustment	127	$1,580
Forfeited/Canceled	(8,093)	$1,823
Unvested at March 31, 2019	523,939	$1,802

At March 31, 2019, there was $663 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 2.3 years.

During the three months ended March 31, 2019, the Company made broad-based grants of 131,683 restricted stock units that generally vest over a three-year period, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability. These share-based awards had a total grant date fair value of $226 million based on a weighted-average grant-date fair value per share of $1,714.

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

2019 Performance Share Units

During the three months ended March 31, 2019, the Company granted 61,092 performance share units to executives and certain other employees. The performance share units had a total grant-date fair value of $105 million based on a weighted-average grant-date fair value per share of $1,714. The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period which generally ends December 31, 2021, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.  At March 31, 2019, the estimated number of probable shares to be issued is a total of 61,092 shares, net of performance share units that were forfeited or vested since the grant date, including 47,674 shares that are not subject to the achievement of minimum performance thresholds. If the maximum performance thresholds are met at the end of the performance period, a maximum number of 122,184 total shares could be issued.

2018 Performance Share Units

During the year ended December 31, 2018, the Company granted 49,721 performance share units with a grant-date fair value of $101 million, based on a weighted-average grant-date fair value per share of $2,034. The actual number of shares to be issued will be determined upon completion of the performance period which generally ends December 31, 2020, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.

At March 31, 2019, there were 44,900 unvested 2018 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. At March 31, 2019, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 86,157 shares, including 33,590 shares that are not subject to the achievement of minimum performance thresholds. If the maximum performance thresholds are met at the end of the performance period, a maximum of 89,800 shares could be issued pursuant to these performance share units.

2017 Performance Share Units

During the year ended December 31, 2017, the Company granted 73,893 performance share units with a grant-date fair value of $128 million, based on a weighted-average grant date fair value per share of $1,735. The actual number of shares to be issued will be determined upon completion of the performance period which generally ends December 31, 2019, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.

At March 31, 2019, there were 56,506 unvested 2017 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. At March 31, 2019, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period is a total of 88,098 shares, including 45,843 shares that are not subject to the achievement of minimum performance thresholds. If the maximum thresholds are met at the end of the performance period, a maximum of 113,012 shares could be issued pursuant to these performance share units.

Stock Options

All outstanding employee stock options were assumed in acquisitions. The following table summarizes the activity for stock options during the three months ended March 31, 2019:

Employee Stock Options	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-average Remaining Contractual Term (in years)
Balance, December 31, 2018	27,263	$387	$36	2.8
Exercised	(1,164)	$317
Balance, March 31, 2019	26,099	$404	$35	2.5
Vested and exercisable at March 31, 2019	26,099	$404	$35	2.5

The aggregate intrinsic value of employee stock options exercised during the three months ended March 31, 2019 and 2018 was $2 million and $4 million, respectively. During the three months ended March 31, 2019 and 2018, stock options vested for 73 and 83 shares, respectively.

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Weighted-average number of basic common shares outstanding	45,007	48,349
Weighted-average dilutive stock options, restricted stock units and performance share units	229	282
Assumed conversion of Convertible Senior Notes	200	574
Weighted-average number of diluted common and common equivalent shares outstanding	45,436	49,205
Anti-dilutive potential common shares	1,282	1,432

Anti-dilutive potential common shares for the three months ended March 31, 2019 include approximately 1 million shares that could be issued under the Company's outstanding convertible notes. Under the treasury stock method, the convertible notes will generally have an anti-dilutive impact on net income per share if the conversion prices for the convertible notes exceed the Company's average stock price.

5.                                      INVESTMENTS

Short-term and Long-term Investments in Marketable Securities

The Company has classified its investments in marketable debt securities as available-for-sale securities. These securities are reported at estimated fair value with the aggregate unrealized gains and losses related to these investments, net of taxes, reflected as a part of "Accumulated other comprehensive loss" in the Unaudited Consolidated Balance Sheets. Classification as a short-term or long-term investment is based upon the maturity of the debt securities. Investments of a strategic nature that have been made for the purpose of affiliation or potential business advantage are included in "Long-term investments" in the Unaudited Consolidated Balance Sheets. As of March 31, 2019, the Company does not consider any of its investments to be other-than-temporarily impaired.

The Company's investments in marketable equity securities, which are included in "Long-term investments" in the Unaudited Consolidated Balance Sheets, are reported at estimated fair value with changes in fair value of these equity securities recognized in "Net unrealized gains on marketable equity securities" in the Unaudited Consolidated Statements of Operations.

The following table summarizes, by major security type, the Company's investments in marketable securities at March 31, 2019 (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments in marketable securities:
Debt securities:
International government securities	$218	$—	$—	$218
U.S. government securities	242	—	(1)	241
Corporate debt securities	1,519	1	(6)	1,514
U.S. government agency securities	1	—	—	1
Commercial paper	4	—	—	4
Time deposits and certificates of deposit	3	—	—	3
Total	$1,987	$1	$(7)	$1,981

Long-term investments in marketable securities:
Debt securities:
International government securities	$879	$5	$—	$884
U.S. government securities	250	—	(4)	246
Corporate debt securities	3,794	12	(23)	3,783
Ctrip convertible debt securities	1,275	69	—	1,344
Marketable equity securities	1,105	383	(1)	1,487
Total	$7,303	$469	$(28)	$7,744

The Company's investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. At March 31, 2019, the weighted-average life of the Company’s investments in marketable debt securities, excluding its investment in Ctrip.com International Ltd. ("Ctrip") convertible debt securities, was approximately 1.4 years with an average credit quality of A+/A1/A+.

The Company invests in international government securities with high credit quality. At March 31, 2019, investments in international government securities principally included debt securities issued by the governments of the Netherlands, France, Belgium, Germany, Austria and Finland.

The following table summarizes, by major security type, the Company's investments in marketable securities at December 31, 2018 (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments in marketable securities:
Debt securities:
International government securities	$314	$—	$—	$314
U.S. government securities	658	—	(2)	656
Corporate debt securities	2,693	—	(12)	2,681
U.S. government agency securities	1	—	—	1
Commercial paper	7	—	—	7
Time deposits and certificates of deposit	1	—	—	1
Total	$3,674	$—	$(14)	$3,660

Long-term investments in marketable securities:
Debt securities:
International government securities	$797	$3	$—	$800
U.S. government securities	299	—	(6)	293
Corporate debt securities	4,445	4	(48)	4,401
Ctrip Convertible debt securities	1,275	—	(98)	1,177
Marketable equity securities	1,105	3	(72)	1,036
Total	$7,921	$10	$(224)	$7,707

Investments in Ctrip
In May 2015 and August 2014, the Company invested $250 million and $500 million, respectively, in five-year senior convertible notes issued at par value by Ctrip. In December 2015, the Company invested $500 million in a Ctrip ten-year senior convertible note issued at par value, which included a put option allowing the Company, at its option, to require a prepayment in cash from Ctrip at the end of the sixth year of the note. In September 2016, the Company invested $25 million in a Ctrip six-year senior convertible note issued at par value, which included a put option allowing the Company, at its option, to require prepayment in cash from Ctrip at the end of the third year of the note. The Company determined that the economic characteristics and risks of the put option are clearly and closely related to the note, and therefore did not meet the requirement for separate accounting as embedded derivatives. The Company evaluated the conversion features for all Ctrip senior convertible notes and only the conversion feature associated with the September 2016 investment met the definition of an embedded derivative (see Note 6). The Company monitors the conversion features of these notes to determine whether they meet the definition of an embedded derivative during each reporting period. The Ctrip convertible notes have been marked-to-market in accordance with the accounting guidance for available-for-sale securities. At March 31, 2019, the Company had also invested $655 million in Ctrip American Depositary Shares ("ADSs"). For the three months ended March 31, 2019 and 2018, "Net unrealized gains on marketable equity securities" in the Unaudited Consolidated Statements of Operations included a net unrealized gain of $360 million and $55 million, respectively, related to Ctrip ADSs. At March 31, 2019, the Company did not have significant influence over Ctrip.
Investment in Meituan Dianping
In October 2017, the Company invested $450 million in preferred shares of Meituan Dianping, the leading e-commerce platform for local services in China. The investment has been classified as a marketable equity security since Meituan Dianping's initial public offering in September 2018. For the three months ended March 31, 2019, "Net unrealized gains on marketable equity securities" in the Unaudited Consolidated Statement of Operations included an unrealized gain of $91 million related to this investment. At March 31, 2019, the Company did not have significant influence over Meituan Dianping.

Long-term Investments without Readily Determinable Fair Value
The Company held investments in equity securities of private companies, which are typically at an early stage of development, of $501 million at both March 31, 2019 and December 31, 2018, principally related to the Company's investment of $500 million in July 2018 in preferred shares of Didi Chuxing, the leading mobile transportation and ride-hailing platform in China. These investments are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer and are included in "Long-term investments" in the Company's Unaudited Consolidated Balance Sheets. The Company determined that no adjustments were required to the carrying value of these investments at March 31, 2019.
Other Long-term Investments
The Company held an investment of $200 million in preferred shares of Grab, a leading on-demand transportation and mobile service platform in Southeast Asia, which is included in "Long-term investments" in the Company's Unaudited Consolidated Balance Sheets at March 31, 2019 and December 31, 2018. The preferred shares are convertible to ordinary shares at the Company’s option and are mandatorily convertible upon an initial public offering. The preferred shares also contain a redemption feature that can be exercised by the Company after June 2023. These features have been evaluated as embedded derivatives, however, they do not meet the requirements to be accounted for separately. The investment is classified as a debt security for accounting purposes and categorized as available-for-sale. The investment is reported at estimated fair value with the aggregate unrealized gains and losses, net of taxes, reflected as a part of "Accumulated other comprehensive loss" in the Unaudited Consolidated Balance Sheet.

6.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value at March 31, 2019 are classified in the categories described in the table below (in millions):

	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and restricted cash equivalents:
Money market funds	$1,727	$—	$—	$1,727
Time deposits and certificates of deposit	26	—	—	26
Short-term investments in marketable securities:
International government securities	—	218	—	218
U.S. government securities	—	241	—	241
Corporate debt securities	—	1,514	—	1,514
U.S. government agency securities	—	1	—	1
Commercial paper	—	4	—	4
Time deposits and certificates of deposit	3	—	—	3
Long-term investments in marketable securities:
International government securities	—	884	—	884
U.S. government securities	—	246	—	246
Corporate debt securities	—	3,783	—	3,783
Ctrip convertible debt securities	—	1,344	—	1,344
Marketable equity securities	1,487	—	—	1,487
Other long-term investment	—	—	200	200
Derivatives:
Currency exchange derivatives	—	1	—	1
Total assets at fair value	$3,243	$8,236	$200	$11,679

LIABILITIES
Currency exchange derivatives	$—	$2	$—	$2

The table above does not include contingent consideration related to a business acquisition (see Note 13).

Financial assets carried at fair value at December 31, 2018 are classified in the categories described in the table below (in millions):

	Level 1	Level 2	Level 3	Total
Cash and restricted cash equivalents:
Money market funds	$2,061	$—	$—	$2,061
International government securities	—	21	—	21
U.S. government securities	—	1	—	1
Commercial paper	—	2	—	2
Time deposits and certificates of deposit	25	—	—	25
Short-term investments in marketable securities:
International government securities	—	314	—	314
U.S. government securities	—	656	—	656
Corporate debt securities	—	2,681	—	2,681
U.S. government agency securities	—	1	—	1
Commercial paper	—	7	—	7
Time deposits and certificates of deposit	1	—	—	1
Long-term investments in marketable securities:
International government securities	—	800	—	800
U.S. government securities	—	293	—	293
Corporate debt securities	—	4,401	—	4,401
Ctrip convertible debt securities	—	1,177	—	1,177
Marketable equity securities	1,036	—	—	1,036
Other long-term investment	—	—	200	200
Derivatives:
Currency exchange derivatives	—	4	—	4
Total assets at fair value	$3,123	$10,358	$200	$13,681

The table above does not include contingent consideration related to a business acquisition (see Note 13).

There are three levels of inputs to measure fair value.  The definition of each input is described below:

Level 1:	Quoted prices in active markets that are accessible by the Company at the measurement date for identical assets and liabilities.

Level 2:	Inputs that are observable, either directly or indirectly. Such prices may be based upon quoted prices for identical or comparable securities in active markets or inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available.

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

The investment in Grab, reported at a fair value of $200 million at both March 31, 2019 and December 31, 2018, is considered a "Level 3" valuation and measured using management's estimates that incorporate current market participant expectations of future cash flows considered alongside recent financing transactions of the investee and other relevant information.

The Company's derivative instruments are valued using pricing models. Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility and currency rates.

Derivatives are considered "Level 2" fair value measurements. The Company's derivative instruments are typically short-term in nature.

At March 31, 2019 and December 31, 2018, the Company's cash consisted of bank deposits. Other financial assets and liabilities, including restricted cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these items. See Note 9 for the estimated fair value of the Company's outstanding Senior Notes.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations. The Company mitigates these risks by following established risk management policies and procedures, including the use of derivatives. The Company does not use derivatives for trading or speculative purposes. All derivative instruments are recognized in the Unaudited Consolidated Balance Sheets at fair value. Gains and losses resulting from changes in the fair value of derivative instruments that are not designated as hedging instruments for accounting purposes are recognized in the Unaudited Consolidated Statements of Operations in the period that the changes occur. Changes in the fair value of derivatives designated as net investment hedges were recorded as foreign currency translation adjustments to offset a portion of the foreign currency translation adjustment from Euro-denominated net assets held by certain subsidiaries and were recognized in the Unaudited Consolidated Balance Sheets in "Accumulated other comprehensive loss."

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation. The Company enters into average-rate derivative contracts to hedge translation risks from short-term currency exchange rate fluctuations for the Euro, British Pound Sterling and certain other currencies versus the U.S. Dollar. At March 31, 2019 and December 31, 2018, there were no outstanding derivative contracts related to foreign currency translation risks.

The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in currency exchange rates on its transactional balances denominated in currencies other than the functional currency. Derivative assets are included in "Prepaid expenses and other current assets" and derivative liabilities are included in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheets. Derivatives associated with these transaction risks resulted in foreign currency losses of $13 million and foreign currency gains of $21 million for the three months ended March 31, 2019 and 2018, respectively. These mark-to-market adjustments on the derivative contracts, offset by the effect of changes in currency exchange rates on transactions denominated in currencies other than the functional currency, resulted in net losses of $8 million and $5 million for the three months ended March 31, 2019 and 2018, respectively. The net impacts related to these derivatives are reported in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments resulted in net cash inflows of $1 million and $18 million for the three months ended March 31, 2019 and 2018, respectively, and are reported within "Net cash provided by operating activities" in the Unaudited Consolidated Statements of Cash Flows.

Embedded Derivative — In September 2016, the Company invested $25 million in a Ctrip convertible note (see Note 5). The Company determined that the conversion option for this note met the definition of an embedded derivative that required separate accounting. At March 31, 2019 and December 31, 2018, the embedded derivative had an estimated fair value of $0.9 million and $0.1 million, respectively, and is reported in the Unaudited Consolidated Balance Sheets with its host contract in "Long-term investments." The embedded derivative is bifurcated for fair value measurement purposes only. The mark-to-market adjustments are included in "Foreign currency transactions and other" in the Company's Unaudited Consolidated Statements of Operations.

7.    LEASES

Adoption of ASC Topic 842, Leases

On January 1, 2019, the Company adopted ASC 842, Leases, using a modified retrospective method applied to all contracts as of January 1, 2019. Therefore, for reporting periods beginning after December 31, 2018, the financial statements are prepared in accordance with the current lease standard and the financial statements for all periods prior to January 1, 2019 are presented under the previous lease standard ("ASC 840").

The Company determines if an arrangement is a lease, or contains a lease, when a contract is signed. The Company determines if a lease is an operating or financing lease and records a lease asset and a lease liability upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. The Company has operating leases for office space, data centers and one land lease for Booking.com's headquarters (see Note 13). The Company has no finance leases as of March 31, 2019. For office space, data centers and land, the Company has elected to combine the fixed payments to lease the asset and any fixed non-lease payments (such as maintenance or utility charges) when calculating the lease asset and lease liability.
The Company recognizes lease expense on a straight-line basis over the lease term. Certain of our lease agreements include rent payments which are adjusted periodically for inflation. Any change in payments due to changes in inflation rates are recognized as variable lease expense as they are incurred. Variable lease expense also includes costs for property taxes, insurance and services provided by the lessor which are charged based on usage or performance.
Most leases have one or more options to renew, with renewal terms that can initially extend the lease term for various periods up to 9 years. The exercise of renewal options for office space and data centers is at the Company’s discretion and are included if they are reasonably certain to be exercised. The land lease for Booking.com's headquarters has an initial term which expires in 2065, at which time the lease payments will be adjusted based on the value of the land on the reassessment date. The Company considered the initial term of the land lease to be its expected period of use. As of March 31, 2019, the Company’s weighted-average remaining lease term for all leases was approximately 8.2 years.
When the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as its discount rate to determine the present value of its lease payments. The incremental borrowing rates approximate the rate the Company would pay to borrow in the currency of the lease payments on a collateralized basis for the weighted-average life of the lease. As of March 31, 2019, the Company’s weighted-average discount rate was approximately 2.0%.
The Company recognized the following related to leases in its Unaudited Consolidated Balance Sheet at March 31, 2019 (in millions):

Leases	Classification in Consolidated Balance Sheet	March 31, 2019
Operating lease assets	Operating lease assets	$635
Lease Liabilities:
Current operating lease liabilities	Accrued expenses and other current liabilities	$153
Non-current operating lease liabilities	Operating lease liabilities	488
Total operating lease liabilities		$641

As of March 31, 2019, the operating lease liabilities will mature over the following periods (in millions):

Remainder of 2019	$123
2020	152
2021	119
2022	73
2023	54
2024	36
Thereafter	154
Total remaining lease payments	$711
Less: Imputed interest	(70)
Total operating lease liabilities	$641

As of March 31, 2019, the Company has entered into leases that have not yet commenced with future lease payments of approximately $7 million which are not reflected in the table above. These operating leases will commence in 2019 with lease terms of up to 5 years and will be recognized upon lease commencement. In addition, the Company signed an agreement for a lease in the city of Manchester in the United Kingdom for the headquarters of Rentalcars.com (see Note 13).

At December 31, 2018, minimum lease payments for operating leases having an initial term in excess of one year under ASC 840 were as follows (in millions):

2019	$164
2020	142
2021	110
2022	66
2023	52
Thereafter	190
Total minimum lease payments	$724
The Company recognized the following related to operating leases in its Unaudited Consolidated Statement of Operations (in millions):

Leases	Classification in Unaudited Consolidated Statement of Operations	Three Months Ended March 31, 2019
Lease expense	General and administrative and Information technology	$45
Variable lease expense	General and administrative and Information technology	13
Less: Sublease income	General and administrative	(1)
Total lease expense, net of sublease income		$57
Supplemental cash flow information related to operating leases are as follows (in millions):

Leases	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$47
Operating lease assets obtained in exchange for operating lease liabilities	42
"Operating lease amortization" presented in the operating activities section of the Unaudited Consolidated Statement of Cash Flows reflects the portion of the operating lease expense that amortized the operating lease asset.

8.                                      INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at March 31, 2019 and December 31, 2018 consisted of the following (in millions):

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Supply and distribution agreements	$1,095	$(422)	$673	$1,099	$(408)	$691	3 - 20 years

Technology	173	(125)	48	173	(121)	52	1 - 7 years

Patents	2	(2)	—	2	(2)	—	15 years

Internet domain names	40	(30)	10	41	(30)	11	5 - 20 years

Trade names	1,810	(463)	1,347	1,810	(439)	1,371	4 - 20 years

Non-compete agreements	—	—	—	1	(1)	—
Total intangible assets	$3,120	$(1,042)	$2,078	$3,126	$(1,001)	$2,125

Intangible assets are amortized on a straight-line basis.  Amortization expense was $45 million and $47 million for the three months ended March 31, 2019 and 2018, respectively.

A substantial portion of the Company's intangibles and goodwill relates to the acquisitions of OpenTable in July 2014 and KAYAK in May 2013. There were no events or changes in circumstances to indicate a potential impairment to goodwill or intangible assets at March 31, 2019.

Acquisition

In November 2018, the Company paid $134 million, net of cash acquired, to complete the acquisition of HotelsCombined, a hotel meta-search company. The purchase price allocation has not been completed at March 31, 2019. The Company's Unaudited Consolidated Financial Statements include the accounts of this business starting at the acquisition date. Revenues and earnings of this business since the acquisition date and pro forma results of operations have not been presented separately as such financial information is not material to the Company's results of operations.

9.                                      DEBT

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

The revolving credit facility provides for the issuance of up to $70 million of letters of credit as well as borrowings of up to $50 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility would be used for working capital and general corporate purposes, which could include acquisitions, share repurchases or debt repayments. There were $5 million of letters of credit issued under the facility at both March 31, 2019 and December 31, 2018. There were no borrowings outstanding under this revolving credit facility at December 31, 2018. At March 31, 2019, there were $250 million of borrowings outstanding with a weighted-average interest rate of 3.5% due in the second quarter of 2019, which is included in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet. In addition, in April 2019, the Company borrowed an additional $150 million under this revolving credit facility, which is due in May 2019 with an interest rate of 3.5%.

Outstanding Debt

Outstanding debt at March 31, 2019 consisted of the following (in millions):

March 31, 2019	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current liabilities:
0.35% Convertible Senior Notes due June 2020	$1,000	$(32)	$968
Long-term debt:
0.9% Convertible Senior Notes due September 2021	$1,000	$(56)	$944
0.8% (€1 Billion) Senior Notes due March 2022	1,123	(4)	1,119
2.15% (€750 Million) Senior Notes due November 2022	842	(3)	839
2.75% Senior Notes due March 2023	500	(3)	497
2.375% (€1 Billion) Senior Notes due September 2024	1,123	(10)	1,113
3.65% Senior Notes due March 2025	500	(3)	497
3.6% Senior Notes due June 2026	1,000	(6)	994
1.8% (€1 Billion) Senior Notes due March 2027	1,123	(4)	1,119
3.55% Senior Notes due March 2028	500	(3)	497
Total long-term debt	$7,711	$(92)	$7,619

Outstanding debt at December 31, 2018 consisted of the following (in millions):

December 31, 2018	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Long-term debt:
0.35% Convertible Senior Notes due June 2020	$1,000	$(39)	$961
0.9% Convertible Senior Notes due September 2021	1,000	(61)	939
0.8% (€1 Billion) Senior Notes due March 2022	1,143	(5)	1,138
2.15% (€750 Million) Senior Notes due November 2022	858	(4)	854
2.75% Senior Notes due March 2023	500	(3)	497
2.375% (€1 Billion) Senior Notes due September 2024	1,143	(10)	1,133
3.65% Senior Notes due March 2025	500	(3)	497
3.6% Senior Notes due June 2026	1,000	(6)	994
1.8% (€1 Billion) Senior Notes due March 2027	1,143	(4)	1,139
3.55% Senior Notes due March 2028	500	(3)	497
Total long-term debt	$8,787	$(138)	$8,649

Based on the closing price of the Company's common stock for the prescribed measurement periods for the three months ended March 31, 2019 and December 31, 2018, the contingent conversion thresholds on the 2020 Notes (as defined below) and 2021 Notes (as defined below) were not exceeded, therefore, these notes were not convertible at the option of the holder. The 2020 Notes were reported as non-current liabilities in the Unaudited Consolidated Balance Sheet at December 31, 2018 and reclassified as current liabilities at March 31, 2019 since the holders will have the right to convert all or any portion of the 2020 Notes at March 15, 2020 regardless of the Company's stock price.

Fair Value of Debt

At March 31, 2019 and December 31, 2018, the estimated fair value of the outstanding Senior Notes was approximately $9.5 billion and $9.3 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period. A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the Convertible Senior Notes.

Convertible Senior Notes

If the note holders exercise their option to convert, the Company delivers cash to repay the principal amount of the notes and delivers shares of common stock or cash, at its option, to satisfy the conversion value in excess of the principal amount. If the Company's convertible debt is redeemed or converted prior to maturity, a gain or loss on extinguishment is recognized. The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value. To estimate the fair value of the debt at the conversion date, the Company estimates its straight debt borrowing rate, considering its credit rating and straight debt of comparable corporate issuers.

Description of Convertible Senior Notes

In August 2014, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due September 15, 2021, with an interest rate of 0.9% (the "2021 Notes"). The Company paid $11 million in debt issuance costs during the year ended December 31, 2014 related to this offering. The 2021 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $2,055.50 per share. The 2021 Notes are convertible, at the option of the holder, prior to September 15, 2021, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2021 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2021 Notes in an aggregate value ranging from $0 to $375 million depending upon the date of the transaction and the then current stock price of the Company. At June 15, 2021, holders will have the right to convert all or any portion of the 2021 Notes, regardless of the Company's stock price. The 2021 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2021 Notes for cash in certain circumstances. Interest on the 2021 Notes is payable on March 15 and September 15 of each year.

In May 2013, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due June 15, 2020, with an interest rate of 0.35% (the "2020 Notes"). The 2020 Notes were issued with an initial discount of $20 million. The Company paid $1 million in debt issuance costs during the year ended December 31, 2013 related to this offering. The 2020 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $1,315.10 per share. The 2020 Notes are convertible, at the option of the holder, prior to June 15, 2020, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2020 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2020 Notes in an aggregate value ranging from $0 to $397 million depending upon the date of the transaction and the then current stock price of the Company. At March 15, 2020, holders will have the right to convert all or any portion of the 2020 Notes, regardless of the Company's stock price. The 2020 Notes may not be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the 2020 Notes for cash in certain circumstances. Interest on the 2020 Notes is payable on June 15 and December 15 of each year.

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

Debt discount after tax of $83 million ($143 million before tax) related to the 2021 Notes, $92 million ($154 million before tax) related to the 2020 Notes and $81 million ($135 million before tax) related to the 2018 Notes less financing costs associated with the equity component of the respective convertible notes was recorded in additional paid-in capital in the balance sheet at debt origination.

For the three months ended March 31, 2019 and 2018, the Company recognized interest expense of $15 million and $20 million, respectively, related to convertible notes, which was almost entirely comprised of the amortization of debt discount of $12 million and $14 million, respectively, and the contractual coupon interest of $3 million and $5 million, respectively. The remaining interest expense relates to the amortization of debt issuance costs. For the three months ended March 31, 2019 and 2018, included in the amortization of debt discount mentioned above was $1 million of original issuance discount related to the 2020 Notes for each period. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt. The weighted-average effective interest rates for the three months ended March 31, 2019 and 2018 are 3.2% and 3.3%, respectively.

Other Long-term Debt

Other long-term debt had a total carrying value of $6.7 billion at both March 31, 2019 and December 31, 2018. Debt discount is amortized using the effective interest rate method over the period from the origination date through the stated maturity date.  The Company estimated the effective interest rates at debt origination to be 0.84% for the Senior Notes maturing in March 2022 (the "March 2022 Notes"), 2.20% for the Senior Notes maturing in November 2022 (the "November 2022 Notes"), 2.78% for the Senior Notes maturing in March 2023, 2.48% for the Senior Notes maturing in September 2024 (the "September 2024 Notes"), 3.68% for the Senior Notes maturing in March 2025, 3.62% for the Senior Notes maturing in June 2026, 1.80% for the Senior Notes maturing in March 2027 (the "March 2027 Notes") and 3.56% for the Senior Notes maturing in March 2028.

For the three months ended March 31, 2019 and 2018, the Company recognized interest expense of $42 million and $43 million, respectively, related to other long-term debt, which was almost entirely comprised of $40 million and $42 million, respectively, related to the contractual coupon interest. The remaining interest expense relates to the amortization of debt discount and debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt.

The aggregate principal value of the Euro-denominated March 2022 Notes, November 2022 Notes, September 2024 Notes and March 2027 Notes and accrued interest thereon was designated as a hedge of the Company's net investment in certain Euro functional currency subsidiaries. The foreign currency transaction gains or losses on these liabilities are measured based upon changes in spot rates and are recorded in "Accumulated other comprehensive loss" in the Unaudited Consolidated Balance Sheets. The Euro-denominated net assets of these subsidiaries are translated into U.S. Dollars at each balance sheet date, with the effects of foreign currency changes also reported in "Accumulated other comprehensive loss" in the Unaudited Consolidated Balance Sheets. Since the notional amount of Euro-denominated debt and related interest have been less than the notional amount of the Company's net investment, the Company has not incurred any ineffectiveness on this hedge. The Company plans to dedesignate a portion of this hedge in the second quarter of 2019. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as hedging instruments for accounting purposes will be recognized in net income.

10.                                      TREASURY STOCK

At March 31, 2019 and December 31, 2018, the Company had a total remaining authorization of $1.8 billion and $4.5 billion, respectively, to repurchase its common stock related to a program authorized by the Company's Board of Directors in 2018 for $8.0 billion. In the second quarter of 2019, the Company's Board of Directors authorized an additional program to repurchase up to $15.0 billion of the Company's common stock. The Company has continued to make repurchases of its common stock in the second quarter of 2019 and may continue to make repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any repurchase of common stock and the amount of common stock repurchased will be determined at the Company's discretion. Additionally, the Board of Directors has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities during the three months ended March 31, 2019 and 2018, respectively (in millions, except for shares):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	1,548,083	$2,735	314,076	$612
General authorization for shares withheld on stock award vesting	70,705	121	59,043	120
Total	1,618,788	$2,856	373,119	$732

In the three months ended March 31, 2019, stock repurchases in March 2019 of 84,229 shares for an aggregate cost of $147 million were settled in April 2019. Stock repurchases in December 2018 of 42,939 shares for an aggregate cost of $74 million were settled in January 2019.

For the three months ended March 31, 2019 and 2018, the Company remitted employee withholding taxes of $111 million and $103 million, respectively, to the tax authorities, which is different from the aggregate cost of the shares withheld for taxes for each period due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Unaudited Consolidated Statements of Cash Flows.

At March 31, 2019, there were 18,935,914 shares of the Company's common stock held in treasury.

11.                                      INCOME TAXES

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

The Company's effective tax rate for the three months ended March 31, 2019 was 21.0% compared to 19.4% for the three months ended March 31, 2018. The Company's 2018 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below) and current year excess tax benefits recognized from the vesting of equity awards, partially offset by the effect of higher international tax rates and U.S. federal and state tax associated with the Company's current year international earnings, resulting from the introduction of the Tax Act.

The Company's effective tax rate was higher for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily as a result of lower excess tax benefits recognized from the vesting of equity awards and higher discrete tax charges related to unrealized gains on equity securities, partially offset by lower U.S. federal and state tax associated with the Company’s current year international earnings, resulting from the introduction of the Tax Act.

During the three months ended March 31, 2019 and 2018, a substantial majority of the Company's income was generated in the Netherlands, where Booking.com is based. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 7% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings during the three months ended March 31, 2019 and 2018 qualified for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those periods.

12.                                      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The table below provides the balances for each classification of accumulated other comprehensive loss at March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019	December 31, 2018
Foreign currency translation adjustments, net of tax (1)	$(141)	$(129)
Net unrealized losses on debt securities, net of tax (2)	(28)	(187)
Accumulated other comprehensive loss	$(169)	$(316)

(1) Foreign currency translation adjustments, net of tax, at March 31, 2019 and December 31, 2018, include accumulated net losses from fair value adjustments of $35 million after tax ($53 million before tax) associated with previously settled derivatives that were designated as net investment hedges.

Foreign currency translation adjustments, net of tax, include foreign currency transaction gains of $31 million after tax ($56 million before tax) and foreign currency transaction losses of $26 million after tax ($20 million before tax) at March 31, 2019 and December 31, 2018, respectively, associated with the Company's Euro-denominated debt. The Company's Euro-denominated debt is designated as a hedge against the impact of currency fluctuations on its Euro-denominated net assets (see Note 9).

The remaining balance in foreign currency translation adjustments relates to the cumulative impacts of currency fluctuations on the Company's non-U.S. Dollar denominated net assets. At March 31, 2019 and December 31, 2018, the Company had deferred tax benefits of $52 million and $41 million, respectively, related to foreign currency translation adjustments to its one-time deemed repatriation tax liability recorded at December 31, 2017 and foreign earnings for periods after December 31, 2017 that are subject to U.S. federal and state income tax, resulting from the introduction of the Tax Act.

(2)       Net unrealized losses on debt securities, net of tax, includes cumulative tax charges of $81 million and $30 million at March 31, 2019 and December 31, 2018, respectively.

13.                                      COMMITMENTS AND CONTINGENCIES

Competition Reviews

At times, online platforms, including online travel platforms, have been the subject of investigations or inquiries by various national competition authorities ("NCAs") or other governmental authorities regarding competition law matters, consumer protection issues or other areas of concern. The Company is or has been involved in many such investigations. For example, the Company has been and continues to be involved in investigations related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates, conditions or availability that are at least as favorable as those offered to other online travel companies ("OTCs") or through the accommodation provider's website. To resolve and close certain of the investigations, the Company has from time to time made commitments to the investigating authorities regarding future business practices or activities. For example, Booking.com has made commitments to several NCAs, including agreeing to narrow the scope of its parity clauses, in order to resolve parity-related investigations. In addition, in September 2017, the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland and the investigation is ongoing. Some authorities are reviewing the online hotel booking sector more generally through market inquiries and the Company cannot predict the outcome of such inquiries or any resulting impact on its business, results of operations, cash flows or financial condition.

NCAs or other governmental authorities are continuing to review the activities of online platforms, including through the use of consumer protection powers. In October 2017, the United Kingdom's NCA (the Competition and Markets Authority, or CMA) launched a consumer protection law investigation into the clarity, accuracy and presentation of information on hotel booking sites with a specific focus on the display of search results (e.g., ranking), claims regarding discounts, methods of "pressure selling" (such as allegedly creating false impressions regarding room availability) and failure to disclose hidden charges.  In connection with this investigation, in June 2018, the CMA announced that it would proceed with enforcement action against a number of hotel booking sites. Booking.com, agoda and KAYAK, along with a number of other OTCs, have voluntarily agreed to certain commitments with the CMA addressing its concerns in resolution of this investigation, which will take effect on September 1, 2019. Among other things, the commitments provided to the CMA include showing prices inclusive of all mandatory taxes and charges, providing information about the effect of commissions on search result rankings on or before the search results page and making certain adjustments to how discounts and statements concerning popularity or availability are shown to consumers. The CMA has stated that it expects all participants in the online travel market to adhere to the same standards, regardless of whether they formally signed the commitments. The commitments conclude the CMA's investigation without finding an infringement or an admission of wrongdoing of the OTCs involved. The Company is unable to predict what, if any, effect the commitments made to the CMA, will have on its business, industry practices or online commerce more generally.

The Company is unable to predict how any current or future investigations or litigation may be resolved or the long-term impact of any such resolution on its business. For example, competition and consumer-law related investigations, legislation or issues have and could in the future result in private litigation. More immediate results could include, among other things, the imposition of fines, commitments to change certain business practices or reputational damage, any of which could harm the Company's business, results of operations, brands or competitive position.

Tax Matters

French tax authorities conducted an audit of Booking.com for the years 2003 through 2012. They are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income and value-added taxes. In December 2015, the French tax authorities issued Booking.com assessments related to those tax years for approximately 356 million Euros, the majority of which would represent penalties and interest. The Company believes that Booking.com has been, and continues to be, in compliance with French tax law, and the Company is contesting the assessments. The Company has not recorded a liability in connection with these assessments. In December 2018, the French tax authorities issued a formal demand for payment of the amounts assessed. As a result, in January 2019, the Company paid the assessment of approximately 356 million Euros ($403 million) in order to preserve its right to contest the assessments in court, which is included in "Other assets" in the Unaudited Consolidated Balance Sheet at March 31, 2019. Such payment does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent the Company prevails. If the Company is unable to resolve the matter with the French tax authorities, the Company plans to challenge the assessments in the French courts. The French tax authorities have begun a similar audit of the tax years 2013 through 2015, which could result in additional assessments.

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

In addition, Turkish tax authorities have asserted that Booking.com has a permanent establishment in Turkey and have issued tax assessments for the years 2012 through 2017 for approximately 433 million Turkish Lira, including interest and penalties. The Company believes that Booking.com has been, and continues to be, in compliance with Turkish tax law, and the Company is contesting these assessments. The Company has not recorded a liability in connection with these assessments.

As a result of an internal review of tax policies and positions at one of the Company's smaller subsidiaries, the Company identified two issues related to the application of certain non-income-based tax laws to that subsidiary's business. In the third and fourth quarters of 2018, the Company accrued related travel transaction taxes totaling approximately $46 million, based on the Company's estimate of the probable travel transaction tax owed for the prior periods, including interest and penalties, as applicable. This expense is included in "General and administrative" expense in the Consolidated Statement of Operations for the year ended December 31, 2018. The Company currently estimates that the reasonably possible loss related to these matters in excess of the amount accrued is approximately $20 million. The Company's internal review is ongoing, and, to the extent the Company determines that the probable taxes owed related to these matters exceed what has already been accrued or new issues are identified during this review, the Company may need to accrue additional amounts, which could adversely affect the Company’s business, results of operations, financial condition and cash flows.

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

Liability associated with the Earnout Arrangement for Business Acquisition

At December 31, 2018, the Company's Consolidated Balance Sheets included a liability of $28 million for contingent consideration related to a business acquisition in 2015. The fair value of the liability, which had been considered a "Level 3" fair value measurement (see Note 6), was based upon probability-weighted average payments for specific performance factors from the acquisition date through the performance period which ended on March 31, 2019. At March 31, 2019, the estimated payout is approximately $35 million based on the actual results of the acquired business. The associated expense related to the increase in the liability of $7 million was included in "General and administrative" expense in the Company's Unaudited Consolidated Statement of Operations for the three months ended March 31, 2019.

Building Construction

In September 2016, the Company signed a turnkey agreement to construct an office building for Booking.com’s headquarters in the Netherlands for 270 million Euros. Upon signing this agreement, the Company paid 43 million Euros for the acquired land-use rights, which was included in “Other assets” in the Unaudited Consolidated Balance Sheets for periods prior to January 1, 2019. The land-use rights were reclassified from "Other assets" to "Operating lease assets" on January 1, 2019 as part of the adoption of ASC 842, Leases (see Note 1). In addition, since signing the turnkey agreement the Company has made several progress payments principally related to the construction of the building, which are included in "Property and equipment, net" in the Unaudited Consolidated Balance Sheets. At March 31, 2019, the Company has a remaining obligation of 156 million Euros ($175 million) related to the building construction, which will be paid through 2021, when the Company anticipates construction will be complete.
In addition to the turnkey agreement, the Company has a remaining obligation at March 31, 2019 to pay 73 million Euros ($82 million) over the remaining term of the acquired land lease. The Company will also make additional capital expenditures to fit out and furnish the office space.

Other Contractual Obligation

In 2018, the Company signed an agreement for a lease related to approximately 222,000 square feet of office space in the city of Manchester in the United Kingdom for the headquarters of Rentalcars.com. The Company's obligation to execute the lease is conditional upon the lessor completing certain activities, which are expected to be completed in 2020. If these activities are completed, the lease will commence for a term of approximately 13 years and the Company will have a lease obligation of approximately 65 million British Pounds Sterling, excluding lease incentives. The Company will also make capital expenditures to fit out and furnish the office space.

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

Our results include FareHarbor and HotelsCombined since they were acquired in April 2018 and November 2018, respectively. We refer to our company and all of our subsidiaries and brands collectively as "Booking Holdings," the "Company," "we," "our" or "us."

Our business is driven primarily by international results, which consist of the results of Booking.com, agoda and Rentalcars.com and the international businesses of KAYAK and OpenTable. This classification is independent of where the consumer resides, where the consumer is physically located while using our services or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com (which is domiciled in the Netherlands) at a hotel in New York by a consumer in the United States is part of our international results. During the year ended December 31, 2018, our international business (the substantial majority of which is generated by Booking.com) represented approximately 89% of our consolidated revenues. A significant majority of our revenues, including a significant majority of our international revenues, is earned in connection with facilitating accommodation reservations. See Note 2 to the Unaudited Consolidated Financial Statements for more geographic information.

We derive substantially all of our revenues from the following sources:

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

Trends

Over the last several years, we have experienced significant growth in our accommodation reservation services. We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the widespread adoption of mobile devices and the growth of travel overall. We also believe this growth is the result of the continued innovation and execution by our teams around the world to increase the number and the variety of accommodations we offer our travelers, increase and improve content, build distribution and improve the consumer experience on our online platforms, as well as consistently and effectively marketing our brands through performance and brand marketing efforts. These year-over-year growth rates have generally decelerated. Given the size of our accommodation reservation business, we expect that our year-over-year growth rates will generally continue to decelerate, though the rate of deceleration may fluctuate and there may be periods of acceleration from time to time.

We are a global business, and online travel growth rates vary across the world depending on numerous factors, including local and regional economic conditions, individual disposable income, access to the internet and adoption of e-commerce. Online travel growth rates have generally slowed in markets such as North America and Europe where online activity is high and consumers have been engaging in e-commerce transactions for many years, while online travel growth rates remain relatively high in markets such as Asia-Pacific where incomes are rising more quickly and the increased availability and use of mobile devices has accelerated the growth of internet usage and travel e-commerce transactions. Over the long-term, we expect online travel growth rates to slow as markets continue to mature. However, we believe that the opportunity to continue to grow our business exists for the markets in which we operate, including in both mature and fast-growing markets. Further, we believe that this opportunity for growth exists because we believe we provide significant value to travel service providers, regardless of size or geography, due to our brands, global reach and online marketing expertise. For example, we believe that accommodation providers of all sizes, from large hotel chains to small, independent hotels and alternative accommodations such as homes and apartments, benefit from using our services, which enable them to reach a broader audience of potential customers.

Our growth has primarily been generated by our worldwide accommodation reservation service brand, Booking.com, which is our most significant brand, and has been due, in part, to the availability of a large and growing number of properties through Booking.com. Booking.com included approximately 2,290,000 properties on its website at March 31, 2019, consisting of approximately 438,000 hotels, motels and resorts and approximately 1,852,000 homes, apartments and other unique places to stay, compared to approximately 1,740,000 properties (including approximately 415,000 hotels, motels and resorts and approximately 1,325,000 homes, apartments, and other unique places to stay) at March 31, 2018. Booking.com categorizes properties listed on its website as either (a) hotels, motels and resorts, which groups together more traditional accommodation types (including hostels and inns), or (b) homes, apartments and other unique places to stay, also referred to as alternative accommodations, which encompasses all other types of accommodations, including bed and breakfasts, villas, apart-hotels and beyond.

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

As part of our strategy to provide more payment options to our customers and travel service providers, increase the number and variety of accommodations available on Booking.com and enable the growth of our in-destination activities businesses, Booking.com is increasingly processing transactions on a merchant basis, where it receives payments on behalf of customers. This allows Booking.com to process transactions for travel service providers and to increase its ability to offer secure and flexible transaction terms to consumers, such as the form and timing of payment. We believe that adding these types of service offerings will benefit our customers and partners, as well as our gross bookings, room night and earnings growth rates. However, this results in additional expenses for personnel, payment processing, customer chargebacks (including those related to fraud) and other expenses related to these transactions, which are recorded in "Personnel" and "Sales and other expenses" in our Unaudited Statements of Operations, as well as associated incremental revenues in the form of credit card rebates, for example, which are recorded in "Merchant revenues." As this business continues to grow, we may experience a significant increase in these expenses, which would negatively impact our operating margins despite increases in associated incremental revenues. Each of the revenue and expense items associated with our merchant business may be recognized in different periods.  These timing factors could impact our operating margins as well as the relationship between our gross bookings and revenue in a particular period, especially as our merchant business increases as a percentage of our overall business.

We compete globally with both online and traditional providers of travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, constantly evolving and subject to rapid change, and current and new competitors can launch new services at relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have significantly more customers or users, consumer data and financial and other resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market and has grown rapidly in this area, including by establishing a flight meta-search product (Google Flights) and a hotel meta-search product (Google Hotel Ads), as well as its "Book on Google" reservation functionality and its Google Trips app. Our markets are also subject to rapidly changing conditions, including technological developments, consumer behavior changes, regulatory changes and travel service provider consolidation. We expect these trends to continue. For example, we have experienced a significant shift of both direct and indirect business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. In addition, the revenue earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay, have lower accommodation average daily rates ("ADRs") and are not made as far in advance. For more detail regarding the competitive trends and risks we face, see Part II Item 1A Risk Factors - "Intense competition could reduce our market share and harm our financial performance." and "Consumer adoption and use of mobile devices creates challenges and may enable device companies such as Google and Apple to compete directly with us." and "We may not be able to keep up with rapid technological or other market changes."
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

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Both our performance and brand marketing expenses have increased significantly in recent years, and we generally expect our performance and brand marketing expenses to continue to increase. Our performance marketing expense is primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our websites. Growth of some of these channels has slowed. Performance marketing expenses decreased to $1.0 billion for the three months ended March 31, 2019 from $1.1 billion for the three months ended March 31, 2018. We also invested $163 million and $101 million in brand marketing for the three months ended March 31, 2019 and 2018, respectively, primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook), online display advertising and other brand marketing. We intend to continue a strategy of promoting brand awareness through both online and offline marketing efforts, including by expanding brand campaigns into additional markets, which may significantly increase our brand marketing expenses. We have observed increased brand marketing by OTCs, meta-search services and travel service providers, which may make our brand marketing efforts more expensive and less effective.

Performance marketing efficiency, expressed as performance marketing expense as a percentage of total revenues, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs per click and reduce our performance marketing efficiency. In recent years, we experienced significant increases in our cancellation rates, which negatively affected our marketing efficiency and results of operations. More recently our cancellation rates have decreased, which has benefited our marketing efficiency and results of operations. We believe that many factors influence cancellation rates, and it is uncertain whether future cancellation rates will continue to decrease, stabilize or return to their prior trend of generally increasing over time. Further, cancellation rates could vary period to period without following a discernible trend. Changes by Google in how it presents travel search results, including by placing its own offerings at or near the top of search results, or the manner in which it conducts the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites. Similarly, changes by our other search and meta-search partners in how they present travel search results or the manner in which they conduct the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites.

We have observed a long-term trend of decreasing performance marketing returns on investment ("ROIs"), a trend we expect to continue, though the rate of decrease may fluctuate and there may be periods of stable or increasing ROIs from time to time. In addition, we may from time to time, as we did beginning in the third quarter of 2017 through the fourth quarter of 2018, pursue a strategy of improving our performance marketing ROIs, which could negatively impact growth and positively impact performance marketing efficiency and profitability. When evaluating our performance marketing spend, we consider several factors for each channel, such as the customer experience on the advertising platform, the incrementality of the traffic we receive and the anticipated repeat rate from a particular platform, as well as other factors. The amount of business we obtain through each performance marketing channel is impacted by numerous factors, including bidding decisions by us and our competitors (including decisions to optimize performance marketing ROIs) and the marketing efforts and success of those channels to attract consumers and generate demand. See Part II Item 1A Risk Factors - "We rely on performance and brand marketing channels to generate a significant amount of traffic to our platforms and grow our business." and "Our business could be negatively affected by changes in online search and meta-search algorithms and dynamics or traffic-generating arrangements."

Perceived or actual adverse economic conditions, including slow, slowing or negative economic growth, high or rising unemployment rates, inflation and weakening currencies, and concerns over government responses such as higher taxes or tariffs and reduced government spending, could impair consumer spending and adversely affect travel demand. Further, political uncertainty, conditions or events, such as the United Kingdom's decision to leave the European Union ("Brexit"), including uncertainty or delays in the implementation of Brexit and concerns regarding certain E.U. members with sovereign debt default risks can also negatively affect consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates, increased cancellation rates and weaker trends in ADRs across many regions of the world, particularly in those countries that appear to be most affected by economic and political uncertainties, which we believe are due at least in part to these macro-economic conditions and concerns. For more detail, see Part II Item 1A Risk Factors - "Declines or disruptions in the travel industry could adversely affect our business and financial performance."

These and other macro-economic uncertainties, such as geopolitical tensions and differing central bank monetary policies, have led to significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling and other currencies. Significant fluctuations in currency exchange rates, stock markets and oil prices can also impact consumer travel behavior.

As noted earlier, our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in currency exchange rates as the financial results and the financial condition of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. As a result, both the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars are affected by currency exchange rate changes. Our foreign-currency-denominated gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars are lower for the three months ended March 31, 2019 than they would have been had foreign exchange rates remained where they were in the corresponding period in 2018.  For example, total revenues from our international businesses decreased by 3.1% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, but, without the impact of changes in currency exchange rates, grew year-over-year on a constant-currency basis by approximately 4%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. Historically, the aggregate principal value of our Euro-denominated long-term debt and accrued interest thereon provided a hedge against the impact of currency exchange rate fluctuations on the net assets of certain of our Euro functional currency subsidiaries (see Note 6 to our Unaudited Consolidated Financial Statements). We plan to dedesignate a portion of this hedge in the second quarter of 2019. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as hedging instruments for accounting purposes will be recognized in net income. For more information, see Part II Item 1A Risk Factors - "We are exposed to fluctuations in currency exchange rates."

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

Many national governments have conducted or are conducting investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. Some countries have adopted or proposed legislation that could also affect business practices within the online travel industry. For example, France and Italy, among others, have adopted legislation making all price parity agreements illegal and similar legislation is under consideration in other countries. Also, a number of governments are investigating or conducting information-gathering exercises in respect of compliance by OTCs with consumer protection laws, including practices related to the display of search results and search ranking algorithms, claims regarding discounts, disclosure of charges and availability, and similar messaging. For more information on these investigations and their potential effects on our business, see Note 13 to our Unaudited Consolidated Financial Statements and Part II Item 1A Risk Factors - "Our business is subject to various competition, anti-trust, consumer protection and online commerce laws, rules and regulations around the world, and as the size of our business grows, the scrutiny of legislators and regulators in these areas may intensify." In addition to the price parity and consumer protection investigations, from time to time national competition authorities, other governmental agencies, trade associations and private parties take legal actions, including commencing legal proceedings, that may affect our operations.  For example, in March 2017, in connection with a lawsuit begun in 2015 by the Association of Turkish Travel Agencies claiming that Booking.com is required to meet certain registration requirements in Turkey, a Turkish court ordered Booking.com to suspend offering Turkish hotels and accommodations to Turkish residents.  Although Booking.com is appealing the order and believes it to be without basis, this order has had a negative impact on our growth and results of operations, and is expected to continue to negatively impact our results of operations. In general, increased regulatory focus on online businesses, including online travel businesses like ours, could result in increased compliance costs or otherwise adversely affect our business.

Seasonality

A meaningful amount of our gross bookings is generated early in the year, as customers plan and reserve their spring and summer vacations in Europe and North America. However, we generally recognize revenue from these bookings when the travel begins (at "check-in"), which can be in a quarter other than when the reservation is booked. In contrast, we expense the substantial majority of our marketing activities as the expense is incurred, which, in the case of performance marketing in particular, is typically in the quarter in which associated reservations are booked. As a result of this potential timing difference between when we record marketing expense and when we recognize associated revenue, we experience our highest levels of profitability in the third quarter of the year, which is when we experience the highest levels of accommodation check-ins for the year for our European and North American businesses. The first quarter of the year is typically our lowest level of profitability and may experience additional volatility in earnings growth rates due to these seasonal timing factors. For our Asia-Pacific business, we experience the highest levels of accommodation bookings in the third and fourth quarters of the year, and the highest levels of accommodation check-ins in the fourth quarter. As the relative growth rates for our businesses fluctuate, the quarterly distribution of our operating results may vary.

For several years, we experienced an expansion of the booking window (the average time between the making of a travel reservation and the travel), which impacts the relationship between our gross bookings (recognized at the time of booking) and our revenues (recognized at the time of check-in).  However, we saw a contraction of the booking window throughout 2018 and in the first quarter of 2019. Future changes in the length of the booking window will affect the degree to which our gross bookings and revenues occur in the same period and, as a result, whether our gross bookings growth rates and revenue growth rates converge or diverge.

In addition, the date on which certain holidays fall can have an impact on our quarterly results.  For example, in 2019, Easter fell on April 21 and Easter-related travel began in the second quarter, when the associated revenue will be recognized. By comparison, in 2018, Easter was on April 1 and a meaningful amount of Easter-related travel began in the week leading up to the holiday with the associated revenue being recognized in the first quarter of 2018.  As a result of the shift in Easter timing relative to 2018, our first quarter 2019 year-over-year growth rates in revenue, operating income and operating margins were negatively impacted and our second quarter 2019 year-over-year growth rates will be positively impacted.  The timing of other holidays such as Ramadan can also impact our quarterly year over year growth rates.

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

Results of Operations
Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

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

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the three months ended March 31, 2019 and 2018 were as follows (numbers may not total due to rounding):

	Three Months Ended March 31, (in millions)
	2019	2018	Change
Agency	$19,678	$20,576	(4.4)%
Merchant	5,732	4,434	29.3%
Total	$25,410	$25,009	1.6%

Gross bookings increased by 1.6% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 (growth on a constant-currency basis was approximately 8%). Gross bookings growth was primarily due to growth of 10.3% in accommodation room night reservations, partially offset by the negative impact of foreign exchange rate fluctuations and a decrease in accommodation ADRs on a constant-currency basis of approximately 2%. We believe that unit growth rates and growth in total gross bookings on a constant-currency basis, which excludes the impact of foreign exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

Agency gross bookings are derived from travel-related transactions where we do not facilitate payments from travelers for the travel services provided. Agency gross bookings decreased by 4.4% for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, almost entirely due to a decrease in gross bookings from agency accommodation room night reservations at Booking.com, which was negatively impacted by the expansion of its merchant accommodation reservation services as well as the aforementioned negative impact of foreign exchange rate fluctuations.

Merchant gross bookings are derived from services where we facilitate payments from travelers for the travel services provided. Merchant gross bookings increased by 29.3% for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, almost entirely due to growth in gross bookings from our merchant accommodation reservation services at Booking.com and agoda, partially offset by the aforementioned negative impact of foreign exchange rate fluctuations. Booking.com has been expanding its merchant accommodation reservation services to, among other reasons, provide greater payment options for both consumers and travel service providers and enable more alternative accommodations to be listed on Booking.com.

Accommodation room nights, rental car days and airline tickets reserved through our services for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31, (in millions)
	2019	2018	Change
Room nights	217	197	10.3%
Rental car days	18	19	(1.3)%
Airline tickets	2	2	4.4%

Accommodation room night reservations increased by 10.3% for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to strong execution by our brand teams to increase the accommodation choices we offer our travelers, invest in marketing and provide a continuously improving consumer experience, as well as the overall growth in the travel industry and the ongoing shift from offline to online for travel bookings. The increase for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was also positively impacted by a decrease in cancellation rates.

Rental car day reservations decreased by 1.3% for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, due to a decrease in U.S. rental car day reservations primarily as a result of rental car supply constraints.

Airline ticket reservations increased by 4.4% for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, due to the benefits of priceline's investments in its flight platform and brand marketing.

Revenues

Online travel reservation services

Substantially all of our revenues are generated by providing online travel reservation services, which facilitate online travel purchases between travel service providers and travelers.

Revenues from online travel reservation services are classified into two categories:

•
Agency. Agency revenues are derived from travel-related transactions where we do not facilitate payments from travelers for the services provided. Agency revenues consist almost entirely of travel reservation commissions, as well as certain GDS reservation booking fees and certain travel insurance fees. Substantially all of our agency revenue is from Booking.com agency accommodation reservations.

•
Merchant. Merchant revenues are derived from travel-related transactions where we facilitate payments from travelers for the services provided, generally at the time of booking. Merchant revenues include (1) travel reservation commissions and transaction net revenues (i.e., the amount charged to travelers less the amount owed to travel service providers) in connection with our merchant reservation services; (2) credit card processing rebates and customer processing fees; and (3) ancillary fees, including travel insurance-related revenues and certain GDS reservation booking fees. Substantially all merchant revenues are for merchant services derived from transactions where travelers book accommodation reservations or rental car reservations from travel service providers.

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

	Three Months Ended March 31, (in millions)
	2019	2018	Change
Agency revenues	$1,949	$2,113	(7.8)%
Merchant revenues	603	526	14.6%
Advertising and other revenues	285	289	(1.2)%
Total revenues	$2,837	$2,928	(3.1)%

Total revenues for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, decreased by 3.1% (growth on a constant-currency basis was approximately 3%). Revenue growth was negatively impacted by Easter falling on April 21, 2019 versus the prior year on April 1, 2018, which will result in Easter-related revenue being recognized in the second quarter of this year, as compared to being largely recognized in the first quarter in the prior year. Substantially all of the year-over-year decrease for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was related to revenues from our accommodation reservation services.

Agency revenues decreased by 7.8% for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, almost entirely due to decreased gross bookings from agency accommodation room night reservations at Booking.com, partially offset by the negative impact from the expansion in merchant transactions.

The year-over-year increase of 14.6% in merchant revenues for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was due almost entirely to the increase in merchant accommodation reservation services, partially offset by an immaterial adjustment of $53 million to merchant revenues related to prior periods due to a correction in the timing of revenue recognition on a component of merchant revenue. Booking.com has been expanding its merchant accommodation reservation services to, among other reasons, provide greater payment options for both consumers and travel service providers and enable more alternative accommodations to be listed on Booking.com.

Advertising and other revenues decreased by 1.2% for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to an increase in revenues in 2018 resulting from the reduction of $27 million in OpenTable's loyalty program liability, partially offset by the inclusion in 2019 of approximately $16 million in revenue related to HotelsCombined, and increased diner reservation revenues at OpenTable.

Total revenues as a percentage of gross bookings was 11.2% for the three months ended March 31, 2019, as compared to 11.7% for the three months ended March 31, 2018. The decrease is due primarily to an immaterial adjustment of $53 million to merchant revenues related to prior periods due to a correction in the timing of revenue recognition on a component of merchant revenue, as well as the timing of booking versus travel, including the impact of Easter falling later in the second quarter.

Our international businesses accounted for $2.5 billion of our total revenues for the three months ended March 31, 2019, which decreased by 3.1% compared to the three months ended March 31, 2018 (growth on a constant-currency basis was approximately 4%). Total revenues attributable to our U.S. businesses decreased by 3.4% for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, due primarily to the reduction of $27 million in OpenTable's loyalty program liability in 2018.

Operating Expenses

Marketing

	Three Months Ended March 31, (in millions)
	2019	2018	Change
Performance marketing	$1,030	$1,106	(6.9)%
% of Total revenues	36.3%	37.8%

Brand marketing	$163	$101	60.9%
% of Total revenues	5.8%	3.5%

We rely on performance marketing channels to generate a significant amount of traffic to our websites. Performance marketing expenses consist primarily of the costs of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) other performance-based marketing and incentives. For the three months ended March 31, 2019, performance marketing expenses decreased compared to the three months ended March 31, 2018, due in part to the impact of foreign exchange rate fluctuations and the slowing growth of performance marketing channels. We adjust our performance marketing spend based on our growth and profitability objectives and the expected performance of our performance marketing channels. Performance marketing expense as a percentage of total revenues for the three months ended March 31, 2019 decreased, compared to the three months ended March 31, 2018, due to increased performance marketing ROIs and changes in the share of traffic by channel, partially offset by timing of booking versus travel, including the impact of Easter falling entirely in the second quarter of 2019 instead of largely in the first quarter, as it did in 2018. We recognize the substantial majority of our performance marketing expenses as they are incurred, which is typically in the quarter in which the associated reservations are booked. In contrast, we generally do not recognize revenue from these reservations until the travel begins, which can be in a quarter other than when the reservations are booked.

Brand marketing expenses consist primarily of television advertising, online video advertising (including the airing of our television advertising online) and online display advertising, as well as other marketing spend such as public relations, sponsorships and trade shows. For the three months ended March 31, 2019, brand marketing expenses increased by 60.9%, compared to the three months ended March 31, 2018, primarily due to increased brand marketing expenses at Booking.com in order to increase brand awareness and grow the number of customers that come directly to the Booking.com platforms.

Sales and Other Expenses

	Three Months Ended March 31, (in millions)
	2019	2018	Change
Sales and other expenses	$215	$166	29.5%
% of Total revenues	7.6%	5.7%

Sales and other expenses consist primarily of: (1) credit card and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) provisions for customer chargebacks associated with merchant transactions; (4) provisions for bad debt, primarily related to agency accommodation commission receivables; and (5) customer relations costs. For the three months ended March 31, 2019, sales and other expenses, which are substantially variable in nature, increased compared to the three months ended March 31, 2018 due primarily to increases in our merchant transaction volumes and customer chargebacks (whether due to fraud or otherwise) and fraud prevention expense.

Personnel

	Three Months Ended March 31, (in millions)
	2019	2018	Change
Personnel	$501	$499	0.4%
% of Total revenues	17.7%	17.0%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, payroll taxes, bonuses, and employee health and other benefits. Personnel expenses increased during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, due to an increase in aggregate salaries of $26 million related to headcount growth to support our businesses, largely offset by lower bonus expenses. Stock-based compensation expense was $74 million for the three months ended March 31, 2019, compared to $71 million for the three months ended March 31, 2018. Headcount increased, primarily in customer service to support transaction growth, as well as in the areas of information technology to support various business initiatives, such as alternative accommodations, marketing, payments and in-destination experiences.

General and Administrative

	Three Months Ended March 31, (in millions)
	2019	2018	Change
General and administrative	$191	$163	17.4%
% of Total revenues	6.7%	5.5%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) personnel-related expenses such as travel, relocation, recruiting and training expenses; and (3) fees for outside professionals, including litigation expenses. General and administrative expenses increased during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, due to increased professional fees, higher occupancy and office expenses and personnel-related expenses associated with increased headcount to support the expansion of our international businesses, as well as a $7 million fair value adjustment recognized in the first quarter of 2019 to the contingent liability related to a 2015 acquisition.

Information Technology

	Three Months Ended March 31, (in millions)
	2019	2018	Change
Information technology	$65	$60	7.6%
% of Total revenues	2.3%	2.1%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) outsourced data center costs; (3) payments to outside consultants; and (4) data communications and other expenses associated with operating our services. Information technology expenses increased during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, due primarily to increased data center and cloud costs.

Depreciation and Amortization

	Three Months Ended March 31, (in millions)
	2019	2018	Change
Depreciation and amortization	$116	$103	12.8%
% of Total revenues	4.1%	3.5%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation of computer equipment; (3) depreciation of internally developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. Depreciation and amortization expenses increased during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily as a result of increases of $6 million in data center equipment depreciation expenses and $6 million of internally developed software depreciation expenses due to higher capital expenditures and capitalized software development costs to support growth and geographic expansion.

Other Income (Expense)

	Three Months Ended March 31, (in millions)
	2019	2018	Change
Interest income	$35	$47	(26.3)%
Interest expense	(66)	(70)	(5.9)%
Net unrealized gains on marketable equity securities	451	55	727.1%
Foreign currency transactions and other	(8)	(9)	(7.1)%
Total	$412	$23	1682.7%

Interest income decreased for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to lower average invested balances and lower yields. Interest expense decreased for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily attributable to the maturity of our 1.0% Convertible Senior Notes in March 2018 (see Note 9 to our Unaudited Consolidated Financial Statements).

Net unrealized gains on marketable equity securities for the three months ended March 31, 2019 are related to our equity investments in Ctrip.com International Ltd. ("Ctrip") and Meituan Dianping. Our investment in Meituan Dianping became classified as marketable equity securities as a result of its initial public offering in September 2018. Net unrealized gains on marketable equity securities for the three months ended March 31, 2018 are related to our equity investment in Ctrip. See Note 5 to our Unaudited Consolidated Financial Statements for further information.

Foreign currency transactions and other includes foreign currency gains or losses on derivative contracts, foreign currency transaction gains or losses, including costs related to foreign currency transactions, net realized gains or losses on investments and other income or expense. Foreign currency transaction losses, including costs related to foreign currency transactions, resulted in foreign currency losses of $9 million and $8 million for the three months ended March 31, 2019 and 2018, respectively.

Income Taxes

	Three Months Ended March 31, (in millions)
	2019	2018	Change
Income tax expense	$203	$146	39.0%
% of Earnings before income taxes	21.0%	19.4%

Our 2018 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax and current year excess tax benefits recognized from the vesting of equity awards, partially offset by the effect of higher international tax rates and U.S. federal and state tax associated with our current year international earnings, resulting from the introduction of the U.S. Tax Cuts and Jobs Act (the "Tax Act").

Our effective tax rates were higher for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily as a result of lower excess tax benefits recognized from the vesting of equity awards and higher discrete tax charges related to unrealized gains on equity securities, partially offset by lower U.S. federal and state tax associated with the Company’s current year international earnings, resulting from the introduction of the Tax Act.

A portion of Booking.com's earnings during the three months ended March 31, 2019 and 2018 qualified for Innovation Box Tax treatment under Dutch tax law, which had a significant beneficial impact on the Company's effective tax rate for those periods. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not innovative or for any other reason, would substantially increase our effective tax rate and adversely impact our results of operations. See Part II Item 1A Risk Factors - " We may not be able to maintain our 'Innovation Box Tax' benefit."

Liquidity and Capital Resources

At March 31, 2019, we had $12.8 billion in cash, cash equivalents and short-term and long-term investments, of which approximately $5.8 billion is held by our international subsidiaries and is denominated primarily in U.S. Dollars, Euros and, to a lesser extent, British Pounds Sterling and other currencies. Cash equivalents and short-term and long-term investments are comprised of U.S. and international corporate bonds, U.S. and international government securities, high-grade commercial paper, U.S. government agency securities, money market funds, time deposits and certificates of deposit, convertible debt securities and American Depositary Shares ("ADSs") of Ctrip, Meituan Dianping equity securities as well as our investments in private companies including Didi and Grab (see Note 5 and 6 to the Unaudited Consolidated Financial Statements).

At March 31, 2019, we had a remaining transition tax liability of $1.3 billion as a result of the Tax Act, which consisted of $1.2 billion in "Long-term U.S. transition tax liability" and $111 million in "Accrued expenses and other current liabilities" in the Unaudited Consolidated Balance Sheet. The majority of this liability will be paid over the next seven years. In accordance with the Tax Act, generally, future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by the Company.

In June 2015, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. The revolving credit facility provides for the issuance of up to $70 million of letters of credit as well as borrowings of up to $50 million on same-day notice, referred to as swingline loans. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. At March 31, 2019, there were $250 million of borrowings outstanding and $5 million of letters of credit issued under the facility. We borrowed an additional $150 million in April 2019. See Note 9 to the Unaudited Consolidated Financial Statements for further information related to the revolving credit facility.

Our Convertible Senior Notes due June 2020 (the “2020 Notes”) are reported as current liabilities in the Unaudited Consolidated Balance Sheet at March 31, 2019 since the holders will have the right to convert all or any portion of the 2020 Notes at March 15, 2020 regardless of our stock price (see Note 9 to the Unaudited Consolidated Financial Statements).

During the three months ended March 31, 2019, we repurchased 1,618,788 shares of our common stock for an aggregate cost of $2.9 billion. At March 31, 2019, we had a remaining aggregate amount of $1.8 billion authorized by our Board of Directors to repurchase our common stock. In the second quarter of 2019, the Board of Directors authorized an additional program to repurchase up to $15.0 billion of our common stock. We have continued to make repurchases of our common stock in the second quarter of 2019 and may continue to make additional repurchases of our common stock from time to time, depending on prevailing market conditions, alternate uses of capital and other factors.

In September 2016, we signed a turnkey agreement to construct an office building for Booking.com’s headquarters in the Netherlands for 270 million Euros. Upon signing this agreement, we paid 43 million Euros for the acquired land-use rights. In addition, since signing the turnkey agreement we have made several progress payments principally related to the construction of the building. At March 31, 2019, we have a remaining obligation of 156 million Euros ($175 million) related to the building construction, which will be paid through 2021, when we anticipate construction will be complete. In addition to the turnkey agreement, we have a remaining obligation at March 31, 2019 to pay 73 million Euros ($82 million) over the remaining term of the acquired land lease. We will also make additional capital expenditures to fit out and furnish the office space.
See Note 13 to the Unaudited Consolidated Financial Statements for further information on our commitments and contingencies.
Cash Flow Analysis

Net cash provided by operating activities decreased by $490 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to the payment of $403 million in 2019 to French tax authorities in order to preserve our right to contest the assessments in court (see Note 13 to our Unaudited Consolidated Financial Statements) and an increase of $48 million in income tax prepayments in the Netherlands.

Net cash provided by operating activities for the three months ended March 31, 2019 was $150 million, resulting from net income of $765 million, partially offset by a unfavorable impact from adjustments for non-cash items of $65 million and net unfavorable changes in working capital and other long-term assets and liabilities of $550 million. Non-cash items were principally associated with net unrealized gains on marketable equity securities, depreciation and amortization, deferred income tax expense and stock-based compensation expense. For the three months ended March 31, 2019, prepaid expenses and other current assets increased by $669 million, primarily related to prepayments of Netherlands income taxes of $774 million by Booking.com to earn prepayment discounts. For the three months ended March 31, 2019, accounts payable, accrued expenses and other current liabilities increased by $561 million, primarily related to growth in Booking.com's merchant transactions and increases in business volumes, partially offset by a reduction in accrued compensation liabilities as a result of 2018 bonuses being paid in the first quarter of 2019. Net change in other long-term assets and liabilities of $418 million was due to the increase in other long-term assets related to the payment of $403 million to French tax authorities in order to preserve our right to contest the assessments in court (see Note 13 to our Unaudited Consolidated Financial Statements).

Net cash provided by operating activities for the three months ended March 31, 2018 was $640 million, resulting from net income of $607 million and a favorable impact from adjustments for non-cash items of $174 million, partially offset by net unfavorable changes in working capital and other long-term assets and liabilities of $141 million. Non-cash items were principally associated with depreciation and amortization, stock-based compensation expense and net unrealized gains on marketable equity securities. For the three months ended March 31, 2018, prepaid expenses and other current assets increased by $709 million, primarily related to prepayments of Netherlands income taxes of $726 million to earn prepayment discounts, principally by Booking.com. For the three months ended March 31, 2018, accounts receivable increased by $96 million, primarily related to increases in business volumes. For the three months ended March 31, 2018, accounts payable, accrued expenses and other current liabilities increased by $632 million, primarily related to increases in business volumes partially offset by a reduction in accrued compensation liabilities, as a result of the 2017 bonuses being paid in the first quarter of 2018.

Net cash provided by investing activities for the three months ended March 31, 2019 and 2018 was $2.1 billion and $1.6 billion, respectively, principally resulting from the proceeds from sales and maturities of investments, net of purchases, of $2.2 billion and $1.8 billion, respectively.  Cash invested in the purchase of property and equipment was $111 million and $131 million in the three months ended March 31, 2019 and 2018, respectively. Cash invested in the purchase of property and equipment for the three months ended March 31, 2018 includes payment of $41 million related to the turnkey agreement for constructing Booking.com's future headquarters.

Net cash used in financing activities was $2.5 billion for the three months ended March 31, 2019, which primarily consisted of payments for the repurchase of common stock of $2.8 billion, partially offset by the proceeds from short-term borrowings of $250 million. Net cash used in financing activities was $2.2 billion for the three months ended March 31, 2018, which primarily consisted of payments for the conversion of Senior Notes of $1.5 billion and payments for the repurchase of common stock of $718 million.

Contingencies

French tax authorities conducted an audit of Booking.com for the years 2003 through 2012. They are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income and value-added taxes. In December 2015, the French tax authorities issued Booking.com assessments related to those tax years for approximately 356 million Euros, the majority of which would represent penalties and interest.  We believe that Booking.com has been, and continues to be, in compliance with French tax law and we are contesting the assessments. In December 2018, the French tax authorities issued a formal demand for payment of the amounts assessed. As a result, in January 2019, we paid the assessment of approximately 356 million Euros ($403 million) in order to preserve our right to contest the assessments in court, which is included in "Other assets" in the Unaudited Consolidated Balance Sheet at March 31, 2019. Such payment does not constitute an admission that we owe the taxes and will be refunded (with interest) to us to the extent we prevail. If we are unable to resolve the matter with the French tax authorities, we plan to challenge the assessments in the French courts. The French tax authorities have begun a similar audit of the tax years 2013 through 2015, which could result in additional assessments. See Part II Item 1A Risk Factors - "We may have exposure to additional tax liabilities."

Off-Balance Sheet Arrangements

At March 31, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Expressions of future goals and expectations and similar expressions, including "may," "will," "should," "could," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," or "continue," reflecting something other than historical fact are intended to identify forward-looking statements.  Our actual results could differ materially from those described in the forward-looking statements for various reasons including the risks we face which are more fully described in Part II Item 1A, Risk Factors.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  However, readers should carefully review the reports and documents we file or furnish from time to time with the Securities and Exchange Commission, particularly our Annual Report on Form 10-K for the year ended December 31, 2018, and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

We did not experience any material changes in interest rate exposures during the three months ended March 31, 2019. Fixed-rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available-for-sale investments in marketable debt securities assuming an adverse change of 100 basis points. A hypothetical 100 basis point (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $112 million and $126 million at March 31, 2019 and December 31, 2018, respectively. These hypothetical losses would only be realized if we sold the investments prior to their maturity. This amount excludes our investment in Ctrip.com International Ltd. ("Ctrip") senior convertible notes, which are more sensitive to the equity market price volatility of Ctrip's American Depositary Shares ("ADSs") than changes in interest rates. The fair value of our Ctrip senior convertible notes will most likely increase as the market price of Ctrip's ADSs increases and will likely decrease as the market price of Ctrip's ADSs falls.

At March 31, 2019 and December 31, 2018, the outstanding aggregate principal amount of our debt was $8.7 billion and $8.8 billion, respectively. We estimate that the fair value of such debt was approximately $9.5 billion and $9.3 billion at March 31, 2019 and December 31, 2018, respectively. A substantial portion of the fair value of our debt in excess of the outstanding principal amount relates to the conversion premium on our outstanding convertible notes.

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

As a result of currency exchange rate changes, our foreign-currency-denominated gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars are lower for the three months ended March 31, 2019 than they would have been had foreign exchange rates remained where they were for the corresponding period in 2018. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. Historically, the aggregate principal value of our Euro-denominated long-term debt and accrued interest thereon provided a hedge against the impact of currency exchange rate fluctuations on the net assets of certain of our Euro functional currency subsidiaries. We plan to dedesignate a portion of this hedge in the second quarter of 2019. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as hedging instruments for accounting purposes will be recognized in net income.

From time to time, we enter into foreign currency derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign currency translation risks for the Euro, the British Pound Sterling and certain other currencies versus the U.S. Dollar. At March 31, 2019 and December 31, 2018, there were no such outstanding derivative contracts.

We are exposed to equity price risk as it relates to changes in fair value of our investments in equity securities of publicly-traded companies and private companies.  The fair value of our investments in equity securities of publicly-traded companies and private companies, excluding our investment in Grab, was $1.5 billion and $501 million, respectively, at March 31, 2019, and $1.0 billion and $501 million, respectively, at December 31, 2018.  These investments in private companies, excluding our investment in Grab, are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer (see Note 5 to our Consolidated Financial Statements). A hypothetical 10% decrease in the fair value of these investments at March 31, 2019 and December 31, 2018 will result in a loss of approximately $199 million and $150 million, respectively, being recognized in net income.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of material legal proceedings to which we are a party, and updates thereto, is included in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2019, and is incorporated into this Item 1 by reference thereto.

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

Perceived or actual adverse economic conditions, including slow, slowing or negative economic growth, high or rising unemployment rates, inflation and weakening currencies, and concerns over government responses such as higher taxes or tariffs, increased interest rates and reduced government spending, could impair consumer spending and adversely affect travel demand. Political uncertainty, conditions or events, such as the United Kingdom’s decision to leave the European Union ("Brexit"), including uncertainty or delays in the implementation of Brexit and concerns regarding certain E.U. members with sovereign debt default risks, can also negatively affect consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates, increased cancellation rates and weaker trends in accommodation average daily rates ("ADRs") across many regions of the world, particularly in those countries that appear to be most affected by economic and political uncertainties, which we believe are due at least in part to these macro-economic conditions and concerns. Economic or political disruptions could cause, contribute to or be indicative of deteriorating macro-economic conditions, which in turn could negatively affect travel to or from such countries or the travel industry in general and therefore have an adverse impact on our results of operations. While lower occupancy rates have historically resulted in accommodation providers increasing their distribution of accommodation reservations through third-party intermediaries such as us, our remuneration for accommodation reservation transactions changes proportionately with price, and therefore, lower ADRs generally have a negative effect on our accommodation reservation business and a negative effect on our revenues.

These and other macro-economic uncertainties, such as oil prices, geopolitical tensions and differing central bank monetary policies, have led to significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling and other currencies. Significant fluctuations in currency exchange rates, stock markets and oil prices can also impact consumer travel behavior. For example, although lower oil prices may lead to increased travel activity as consumers have more discretionary funds and airline fares decrease, declines in oil prices may be indicative of broader macro-economic weakness, which in turn could negatively affect the travel industry and our business. Conversely, higher oil prices may result in higher airfares and decreased travel activity, which can negatively affect our business.

Since the United Kingdom's Brexit vote, global markets and foreign exchange rates have experienced increased volatility, including a decline in the value of the British Pound Sterling as compared to the U.S. Dollar. Upon leaving the European Union, among other things, the United Kingdom could lose access to the single European Union market and travel between the United Kingdom and European Union countries could be restricted. We could face new regulatory costs and challenges if U.K. regulations and policies diverge from those of the European Union. Since the terms and timing of the United Kingdom's exit from the European Union and/or the European Economic Area are uncertain, we are unable to predict the effect Brexit will have on our business and results of operations. The United Kingdom's decision to leave the European Union could result in other member countries also determining to leave, which could lead to added economic and political uncertainty and devaluation or eventual abandonment of the Euro common currency, any of which could have a negative impact on travel and therefore our business and results of operations.

The uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.

In addition, events beyond our control, such as oil prices, stock market volatility, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, fires, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Zika and MERS, political instability, changes in economic conditions, regional hostilities, imposition of taxes, tariffs or surcharges by regulatory authorities, changes in trade policies or trade disputes, changes in immigration policies or travel-related accidents can disrupt travel, limit the ability or willingness of travelers to visit certain locations or otherwise result in declines in travel demand. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our business and results of operations. Also, as European countries respond to an increased flow of migrants from the Middle East, travel between countries within the European Union and to and from the region could be subject to increased restrictions or the closing of borders, which could negatively impact travel to, from or within the European Union and adversely affect our business and results of operations. Certain jurisdictions, particularly in Europe, are considering regulations intended to address the issue of "overtourism," including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel to, or our ability to offer accommodations in, such markets, which could negatively impact our business, growth and results of operations. The United States has implemented or proposed, or is considering, various travel restrictions and actions that could affect U.S. trade policy or practices, which could also adversely affect travel to or from the United States. Future terrorist attacks, natural disasters, travel advisories or restrictions, health concerns, civil or political unrest or other events outside our control could disrupt our business and operations and adversely affect our results of operations.

Intense competition could reduce our market share and harm our financial performance.
We compete globally with both online and traditional travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, constantly evolving and subject to rapid change, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have significantly more customers or users, consumer data and financial and other resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market and has grown rapidly in this area, including by establishing a flight meta-search product ("Google Flights") and a hotel meta-search product ("Google Hotel Ads"), as well as its "Book on Google" reservation functionality and its Google Trips app.

We currently, or may in the future, compete with a variety of companies, including:

•
online travel reservation services such as Expedia, Hotels.com, Hotwire, Orbitz, Travelocity, Wotif, Cheaptickets, ebookers, HotelClub, RatesToGo and CarRentals.com, which are owned by Expedia Group; Hotel Reservation Service (HRS) and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, CarTrawler, Ctrip (in which we hold a minority interest), and Trip.com (which is owned by Ctrip), Tongcheng-eLong (in which Ctrip holds a significant minority interest), ezTravel (in which Ctrip holds a majority interest), Meituan Dianping (in which we hold a small minority interest), MakeMyTrip (in which Ctrip has agreed to acquire a significant minority interest), Traveloka (in which Expedia Group holds a minority interest), Webjet, Rakuten, Jalan (which is owned by Recruit), Despegar/Decolar (in which Expedia Group holds a minority interest), Fliggy (which is owned by Alibaba), HotelTonight (which is owned by Airbnb), CheapOair and eDreams ODIGEO;

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

•
online restaurant reservation services, such as LaFourchette (which is owned by TripAdvisor), SeatMe (which is owned by Yelp), Zomato, Bookatable (which is owned by Michelin), Quandoo (which is owned by Recruit) and Resy (in which Airbnb holds a minority interest);

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

Google, the world's largest search engine and one of the world's largest companies and other large, established companies with substantial resources and expertise in developing online commerce and facilitating internet traffic offer travel or travel-related search, meta-search and/or reservation booking services and may create additional inroads into online travel. Google's travel meta-search services, Google Hotel Ads and Google Flights, have grown rapidly and have achieved significant market share in a relatively short time. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service provider (e.g., accommodations, rental car companies or airlines), online travel company ("OTC") and other online platforms and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTCs or other online platforms, which could lead to travel service providers or others gaining a larger share of search traffic. Google leverages its general search business to promote its meta-search offerings by showing meta-search results at the top of its organic search results. Further, TripAdvisor and trivago, two other leading meta-search companies, support their meta-search services with significant brand and performance marketing. Through our KAYAK meta-search service, we compete directly with these and other meta-search services. If we are unable to compete with these companies, our business and results of operations could be harmed.

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

There has been a proliferation of new channels through which accommodation providers can offer reservations.  For example, companies such as Airbnb and HomeAway (which is owned by Expedia Group) offer services providing alternative accommodation property owners, particularly individuals, an online place to list their accommodations where travelers can search and book such properties and compete directly with our alternative accommodation services. In addition, Airbnb offers some hotel reservations through its online platforms, and has recently acquired HotelTonight. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its platform.  Some of our competitors and potential competitors offer a variety of online services, such as food delivery, shopping, gaming or search services, many of which are used by consumers more frequently than online travel services. As a result, a competitor or potential competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost-effectively acquire customers for its online travel services than we can. For example, some competitors or potential competitors with more frequent online interactions with consumers are seeking to create "super-apps" where consumers can use many online services without leaving that company's app, in particular in markets such as Asia where online activity (including e-commerce) is conducted primarily through apps on mobile devices. If any of these platforms are successful in offering services similar to ours to consumers who would otherwise use our platforms or if we are unable to offer our services to consumers within these super-apps, our customer acquisition efforts could be less effective and our customer acquisition costs, including our brand and performance marketing expenses, could increase, either of which would harm our business and results of operations.

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
Certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall profit margins as these markets increase in size over time. Although we intend to continue to invest in adding accommodations available for reservation on our platforms, such as hotels, motels, resorts, homes, apartments and other unique places to stay, the growth rate of our accommodations may vary in part as a result of removing accommodations from our platforms from time to time. Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because alternative accommodations are often either a single unit or a small collection of independent units, these properties generally represent more limited booking opportunities than hotels, motels and resorts, which generally have more units to rent per property. Further, alternative accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors or may not be available at peak times due to use by the property owners, and we may also experience lower profit margins with respect to these properties due to certain additional costs related to offering these accommodations on our platforms. As we increase our alternative accommodation business, these different characteristics could negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our platforms, we expect that our gross bookings growth rate and property growth rate will continue to diverge over time (since each such alternative accommodation property has fewer booking opportunities). As a result of the foregoing, as the percentage of alternative accommodation properties increases, the number of reservations per property will likely continue to decrease.

In addition, as our alternative accommodation reservation business grows, we may incur increasing numbers of complaints related to non-existent properties or properties that are significantly different than as described in the listing, as well as claims of liability based on events occurring at such properties such as robbery, injury, death and other similar events. Such complaints or claims could result in negative publicity and increased costs, which could adversely affect our reputation, business and results of operations. Further, the regulatory environment related to some alternative accommodations such as homes and apartments is evolving, and laws, regulations or property association rules could impose restrictions or burdens on these property owners and managers that limit or negatively affect their ability to rent their properties. Some jurisdictions have adopted or are considering statutes or ordinances that prohibit owners and managers from renting certain properties for fewer than a stated number of consecutive days or for more than an aggregate total number of days per year or that require owners or managers to obtain a license to rent their properties. In addition, several jurisdictions have adopted or are considering adopting statutes or ordinances requiring online platforms that list certain alternative accommodations to obtain a license to list such accommodations and/or to comply with other restrictions or requirements. This dynamic regulatory environment requires us to expend significant time and resources and could negatively impact the growth and/or size of our alternative accommodation reservation business.
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
The number of our employees worldwide has grown from approximately 9,500 at December 31, 2013 to approximately 25,600 at March 31, 2019, which growth is mostly comprised of hires by our international operations. We may not be able to hire, train, retain, motivate and manage required employees, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and administrative, legal, tax, internal control and financial reporting functions. Our current and planned employees, systems, procedures and controls may not be adequate to support and effectively manage this growth and our future operations, especially as we employ employees in multiple geographic locations around the world and increase the number and variety of our products and payment systems. Any implementation of new systems could be disruptive and/or costly or we may experience difficulty successfully integrating new systems into existing systems or migrating to new systems from existing systems, any of which could adversely affect our business and results of operations.
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
Our online performance marketing efficiency, expressed as performance marketing expense as a percentage of revenues, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs-per-click and reduce our performance marketing efficiency. We use third-party websites, including online search engines (primarily Google), meta-search and travel research services and affiliate marketing as the primary means of generating traffic to our websites. Growth of some of these channels has slowed. Our performance marketing expense has increased significantly and our performance marketing efficiency has declined in recent years, a trend we expect to continue, though the rate of decrease may fluctuate and there may be periods of stable or increasing ROIs from time to time. Further, at times we may pursue a strategy of increasing performance marketing ROIs, which could negatively affect our gross bookings and revenue growth rates. When evaluating our performance marketing spend, we consider several factors for each channel, such as the customer experience on the advertising platform, the incrementality of the traffic we receive and the anticipated repeat rate from a particular platform, as well as other factors. Pursuing a strategy of improving performance marketing ROIs, as we did beginning in the third quarter of 2017 through the fourth quarter of 2018, along with factors such as competitors' actions in the bidding environment, the amount of marketing invested by these channels to generate demand and overall performance marketing platform traffic growth trends, which have shown volatility and long-term deceleration of growth rates, may also impact growth rates for performance marketing channels. Any reduction in our performance marketing efficiency could have an adverse effect on our business and results of operations, whether through reduced revenues or revenue growth, or through performance marketing expenses increasing faster than revenues and thereby reducing margins and earnings growth.
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
Furthermore, as the overall size of our business continues to grow, the competitive pressure to innovate will encompass a wider range of services and technologies, including services and technologies that may be outside of our historical core business, and our ability to keep pace may slow. Our current and potential competitors range from large and established companies to emerging start-ups. Emerging start-ups may be able to innovate and focus on developing a particularly new product or service faster than we can or may foresee consumer need for new services or technologies before us. Some of our larger competitors or potential competitors have more resources or more established or varied relationships with consumers than we do, and they could use these advantages in ways that could affect our competitive position, including by making acquisitions, entering or investing in travel reservation businesses, investing in research and development and competing aggressively for highly-skilled employees. For example, because consumers often utilize other online services more frequently than online travel services, a competitor or potential competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost effectively acquire consumers for its online travel services than we can.
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
We also face risks associated with security breaches affecting third parties conducting business over the internet. Consumers generally are concerned with security and privacy on the internet, and any publicized security problems could negatively affect consumers' willingness to provide private information or effect online commercial transactions generally, including through our services. Some of our business is conducted with third-party marketing affiliates, which may generate travel reservations through our infrastructure or through other systems. Additionally, consumers using our services could be affected by security breaches at third parties upon which we rely, such as travel service providers, payroll providers, health plan providers, payment processors or GDSs. A security breach at any such third-party marketing affiliate, travel service provider, payment processor, GDS or other third party on which we rely, such as the security breach experienced by Sabre in May 2017, could be perceived by consumers as a security breach of our systems and in any event could result in negative publicity, subject us to notification requirements, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose us to liability.
In the operation of our business, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, such as the European Union's Data Protection Directive and variations and implementations of that directive in the member states of the European Union. The European Union's General Data Protection Regulation (the "GDPR"), which went into effect in May 2018, is designed to unify data protection within the European Union under a single law, which has resulted and will continue to result in significantly greater compliance burdens and costs for us.  Under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, could be imposed. The California Consumer Privacy Act was also recently passed and creates new data privacy rights for users effective in 2020. In 2016, the European Union and the United States established a data transfer framework called the E.U.-U.S. Privacy Shield, but it is currently subject to legal challenge. Other jurisdictions continue to consider adopting or may adopt similar data protection regulations. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. While we have invested and continue to invest significant resources to comply with the GDPR and other privacy regulations, many of these regulations (including the GDPR) are new, extremely complex and subject to interpretation. Non-compliance with these laws could result in negative publicity, damage to our reputation, penalties or significant legal liability. If legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, our results of operations, financial condition or competitive position could be adversely affected.
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
We use Google to generate a significant portion of the traffic to our platforms, and, to a lesser extent, we use other search and meta-search services to generate traffic to our platforms, principally through pay-per-click marketing campaigns. The pricing and operating dynamics on these search and meta-search platforms can experience rapid change commercially, technically and competitively. For example, Google frequently updates and changes the logic which determines the placement and display of results of a consumer's search, such that the placement of links to our platforms can be negatively affected and our costs to improve or maintain our placement in search results can increase. In June 2017 and March 2019, the European Commission fined Google 2.4 billion Euros and 1.5 billion Euros, respectively, for anti-competitive behavior relating to its comparison shopping service and online search advertising services. Changes by Google in how it presents travel search results, including its promotion of its travel meta-search services, or the manner in which it conducts the auction for placement among search results, whether as a result of a court order, investigation or other reason, may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our platforms, which in turn would have an adverse effect on our business, market share and results of operations. Similarly, changes by our other search and meta-search partners in how they present travel search results or the manner in which they conduct the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our platforms. In addition, if travel search traffic declines or grows less quickly than in the past, our ability to efficiently generate traffic to our platforms through performance marketing on general search platforms may be adversely affected, which could have an adverse effect on our business and results of operations.
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
We use both internally developed systems and third-party systems to operate our services, including transaction processing, order management and financial and accounting systems. If the number of consumers using our services increases substantially, or if critical third-party systems stop operating as designed, we may need to significantly expand and upgrade our technology, transaction processing systems, financial and accounting systems or other infrastructure. We may not be able to upgrade our systems and infrastructure to accommodate such conditions in a timely manner, and, depending on the systems affected, our transactional, financial and accounting systems could be impacted for a meaningful amount of time before upgrade, expansion or repair.
Consumer adoption and use of mobile devices creates challenges and may enable device companies such as Google and Apple to compete directly with us.
Widespread adoption of mobile devices, such as the iPhone, Android-enabled smartphones, and tablets such as the iPad, coupled with the web browsing functionality and development of thousands of apps available on these devices, is driving substantial online traffic and commerce to mobile platforms. We have experienced a significant shift of business, both direct and indirect, to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Some competitors offer last-minute discounts for mobile accommodation reservations. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. The revenues earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay, have lower ADRs and are not made as far in advance. Further, given the device sizes and technical limitations of tablets and smartphones, mobile consumers may not be willing to download multiple apps from multiple companies providing a similar service and instead prefer to use one or a limited number of apps for their mobile travel and restaurant research and reservation activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important. Our mobile offerings have received generally strong reviews and are driving a material and increasing share of our business. We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer. As a result, it is increasingly important for us to develop and maintain effective mobile platforms to provide consumers with an appealing, easy-to-use mobile experience. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile offerings are not used by consumers, we could lose market share and our business, future growth and results of operations could be adversely affected.

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
Although we believe that our tax filing positions are reasonable and comply with applicable law, we regularly review our tax filing positions, especially in light of tax law or business practice changes, and may change our positions or determine that previous positions should be amended, either of which could result in additional tax liabilities. The final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. To date, we have been audited in many taxing jurisdictions with no significant impact on our results of operations. If future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our results of operations, financial condition and cash flows. For example, Booking.com is the subject of tax proceedings in France and has been assessed approximately 356 million Euros, the majority of which would represent penalties and interest, by the French tax authorities. We believe that Booking.com has been, and continues to be, in compliance with French tax law, and we are contesting the assessments. In January 2019, we were required to pay the 356 million Euro assessments in order to preserve our right to contest the assessments in court, though the payment is not an admission that we owe the taxes. See Note 13 to our Unaudited Consolidated Financial Statements for more information regarding certain tax contingencies.
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
The Tax Act also includes provisions, effective after December 31, 2017, allowing the immediate write-off of the cost of certain investments in depreciable assets, imposing a limit on the deduction for net interest expense, changing the deductibility of covered officer compensation and changing the rules on the use of net operating losses. The Tax Act introduced a tax on 50% of global intangible low-taxed income, which is income determined to be in excess of a specified routine rate of return on qualifying business assets. The Tax Act further introduced a base erosion and anti-abuse tax ("BEAT") aimed at preventing the erosion of the U.S. tax base and a new tax deduction with respect to certain foreign-derived intangible income. We continue to assess the application of BEAT to our operations. If we are unable to operate our business so that BEAT does not impact us, our effective tax rate, results of operations and cash flows would be materially adversely affected.
The tax law changes made by the Tax Act are broad and complex, and there are significant uncertainties about how the Tax Act will be interpreted at both the U.S. federal and state levels. The interpretation and implementation of the Tax Act and regulations, rules or guidance that have or may be adopted under, or result from, the Tax Act could have a material impact on our business.
Additionally, there have been significant changes made and proposed to international tax laws that increase the complexity, burden and cost of tax compliance. The Organisation for Economic Co-operation and Development ("OECD") initiated the "base erosion and profit shifting" ("BEPS") project to ensure international tax standards keep pace with changes in global business practices and to address situations where multinational businesses may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions in which the profit generating activities take place. In connection with the BEPS project, the OECD issued "final reports" that propose 15 actions the OECD determined are needed to address base erosion and profit shifting, including: (a) enhancing transparency through the sharing of tax information between countries; (b) prescribing standardized country-by-country reporting and other documentation requirements aimed at identifying where profits, tax and economic activities occur; (c) preventing harmful tax practices including the use of preferential tax regimes; (d) modernizing the OECD's transfer pricing rules related to intangibles; (e) changing the definition of permanent establishment to prevent artificial avoidance of tax nexus; and (f) limiting tax base erosion through interest deductions and other financial payments. The measures have, among other things, resulted in the development of a multilateral instrument ("MLI") to incorporate and facilitate changes to tax treaties. A number of countries have signed the MLI. The OECD is working towards a consensus-based solution by 2020 to the challenges of the digitalization of the economy. In January 2019, the OECD published a policy document that outlines two broad pillars under which these challenges will be evaluated. The first pillar covers how existing rules allocating taxing rights to jurisdictions might be changed to address the changes digitalization has brought to the world economy. This pillar also includes a re-examination of nexus rules (i.e., how to determine the connection a business has with a particular jurisdiction) and the rules applied to determine how much profit should be allocated to the jurisdiction. The second pillar considers taxing rights that will strengthen the ability of one jurisdiction to tax profits where the other jurisdiction with taxing rights applies a low effective rate of tax. In March 2018, the European Commission, also working on determining a solution to the tax treatment of the digital economy, released two draft directives on the Taxation of the Digital Economy. Although these proposals were not approved, a number of E.U. member states have indicated they will unilaterally introduce a digital services tax. For example, the United Kingdom has proposed legislation to implement a digital services tax that, if enacted, would become effective in 2020 and would impose a 2% tax on revenue earned by larger companies from U.K. users of digital services. Similarly, Spain submitted a digital services tax bill to its parliament for approval in January 2019 that is closely modeled after the E.U. proposal and would tax digital services at 3%. France has proposed a 3% digital services tax that could be retroactively applied as of January 1, 2019. The exact form of these proposed digital services taxes is not certain and therefore it is not clear whether digital services taxes can be deducted for income tax purposes or whether there is potential for double taxation on the same transaction. Additionally, other countries could introduce similar digital services taxes.
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
We rely on providers of accommodations, rental cars and airline tickets and on restaurants to make their services available to consumers through us. Our arrangements with travel service providers generally do not require them to make available any specific quantity of accommodation reservations, rental cars or airline tickets, or to make accommodation reservations, rental cars or airline tickets available in any geographic area, for any particular route or at any particular price. Similarly, our arrangements with restaurants generally do not require them to provide all of their available tables and reservations to customers through us. We are in regular dialogue with our major travel service providers about the nature and extent of their participation in our services. A significant reduction on the part of any of our major travel service providers or providers that are particularly popular with consumers in their participation in our services for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, market share and results of operations. To the extent any of those major or popular travel service providers ceased to participate in our services in favor of one of our competitors' services or decided to require consumers to purchase services directly from them, our business, market share and results of operations could be harmed. During periods of higher occupancy rates, accommodation providers may decrease their distribution of accommodation reservations through third-party intermediaries like us, in particular through our discount services. Further, as consolidation among travel service providers increases, the potential adverse effect of a decision by any particular significant travel service provider (such as a large hotel chain, airline or rental car company) to withdraw from or reduce its participation in our services also increases. To the extent restaurants limit the availability of reservations through OpenTable, consumers may not continue to use our services and/or our revenues could be adversely affected, especially if reservations during highly desirable times on high volume days are not made available through us.
KAYAK, a meta-search service, depends on access to information related to travel service pricing, schedules, availability and other related information from OTCs and travel service providers to attract consumers. Many of KAYAK's agreements with OTCs and travel service providers are short-term agreements that may be terminated on 30 days' notice. To the extent OTCs or travel service providers no longer provide such information to KAYAK, KAYAK's ability to provide comprehensive travel service information to consumers could be diminished and its brand, business and results of operations could be harmed. To the extent consumers do not view KAYAK as a reliable source of comprehensive travel service information, fewer consumers would likely visit its websites, which would also likely have a negative impact on KAYAK's advertising revenue and results of operations. In addition, if OTCs or travel service providers choose not to advertise with KAYAK or choose to reduce or eliminate the fees paid to KAYAK for referrals from query results, KAYAK's business and results of operations could be adversely affected.

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
Our business is subject to various competition, anti-trust, consumer protection and online commerce laws, rules and regulations around the world, and as the size of our business grows, the scrutiny of legislators and regulators in these areas may intensify.

We, the travel industry and the technology industry generally are subject to competition, anti-trust and consumer protection laws and regulations around the world. These laws and regulations evolve and change, and their interpretation, application and enforcement can also change, be unpredictable or be affected by changing political or social pressures. At times, online travel platforms, including us, have been the subject of investigations or inquiries by various national competition authorities ("NCAs") or other governmental authorities. For example, we have been and continue to be involved in investigations related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates, conditions or availability that are at least as favorable as those offered to other OTCs or through the accommodation provider's website. To resolve and close certain of the investigations, we have from time to time made commitments to the investigating authorities regarding future business practices or activities. For example, Booking.com has made commitments to several NCAs, including agreeing to narrow the scope of its parity arrangements, in order to resolve parity-related investigations.

We have also been involved in investigations or inquiries involving consumer protection matters. For example, in October 2017 the United Kingdom's NCA (the Competition and Markets Authority, or CMA) launched a consumer protection law investigation into the clarity, accuracy and presentation of information on hotel booking sites with a specific focus on the display of search results (e.g., ranking), claims regarding discounts, methods of "pressure selling" (such as allegedly creating false impressions regarding room availability) and failure to disclose hidden charges.  In connection with this investigation, in June 2018, the CMA announced that it would proceed with enforcement action against a number of hotel booking sites. Booking.com, agoda and KAYAK, along with a number of other OTCs, have voluntarily agreed to certain commitments with the CMA addressing its concerns in resolution of this investigation, which will take effect on September 1, 2019. Among other things, the commitments provided to the CMA include showing prices inclusive of all mandatory taxes and charges, providing information about the effect of commissions on search result rankings on or before the search results page and making certain adjustments to how discounts and statements concerning popularity or availability are shown to consumers. The CMA has stated that it expects all market participants to adhere to the same standards, regardless of whether they formally signed the commitments. The commitments concluded the CMA’s investigation without a finding of infringement or an admission of wrongdoing by the OTCs involved. Other countries are investigating or may decide to investigate these or similar issues generally or with respect to specific businesses, including ours, and we are unable to predict the outcome of any such other investigations. To the extent that any such other investigations result in additional commitments, fines or other remedies, our business or results of operations could be harmed. For example, in October 2017, the consumer protection department of the German NCA opened an inquiry into online price comparison sites in various sectors, including travel and hotels, to better understand the common practices towards consumers of online price comparison websites. In April 2019, the inquiry concluded that while comparison websites make it easier for consumers to reach purchasing decisions, some comparison websites lack material content (e.g. explanations on ranking) or have inaccurate content that may mislead consumers (e.g. "pressure selling"). Booking.com was mentioned several times as an illustration, although the German NCA did not establish a specific infringement. Further, in March 2018, the Danish NCA began a review of the competitive conditions of the online hotel booking market at the request of the Minister of Economic Affairs. The conclusions published in February 2019 were generally favorable and observed that both hotels and consumers have benefited from digital booking platforms. In April 2018, the Singaporean NCA launched a market review into the online travel sector, with a focus on agreements between booking platforms and flight and hotel service providers.

As markets evolve and NCAs or other governmental authorities continue to monitor our industry, new investigations of the industry generally or of us specifically could and have occurred, including revisiting issues that were the subject of prior investigations. For example, a working group of 10 European NCAs (France, Germany, Belgium, Hungary, Ireland, Italy, the Netherlands, Czech Republic, the United Kingdom and Sweden) was established by the European Commission to monitor the effects of the narrow parity clause in Europe. This working group (the "ECN Working Group") has decided to keep the sector under review and re-assess the competitive situation in due course. Also, while we believe that we are complying with our commitments, investigating authorities or third parties may determine that we are not complying with the commitments we have made and decide to pursue legal action to compel compliance or seek other remedies. Further, in September 2017 the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland and the investigation is ongoing.

We are cooperating with regulators where applicable, but we are unable to predict what, if any, effect any investigations or resolutions thereof, including the effect of any commitments we might make, will have on our business, industry practices or online commerce more generally. To the extent that regulatory authorities impose fines on us or require changes to our business practices or to those currently common to the industry, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding competition and/or consumer law investigations could adversely affect our brands and therefore our market share and results of operations. Competition and consumer law-related investigations, legislation or issues have and could in the future result in private litigation.

Another area of increased scrutiny, particularly in Europe, involves contractual search term bidding restrictions where one contracting party agrees not to bid on certain key search terms related to the other party (e.g., such other party’s name). In some of our contracts we or the other party have agreed to bidding restrictions. If bidding restrictions are held to be illegal or otherwise unenforceable, our performance marketing costs may increase if bidding on affected key words (especially those related to us) becomes more expensive, which could adversely affect our performance marketing efficiency and results of operations.

Recently, there has been increased legislative focus on the technology industry, especially as technology companies become larger and there is additional public pressure to examine the state of the market. In some instances, countries have passed legislation that goes further to restrict business activities than actions taken by NCAs or other regulatory authorities. For example, France, Italy, Belgium and Austria have passed legislation prohibiting parity contract clauses in their entirety. New laws and regulations and changing public perception relating to the technology industry could impact our services, require us to change our business or otherwise cause us to incur additional operating costs to comply with these developments. Further, as market conditions change as a result of investigations, litigation, legislation or political or social pressure, we may decide to voluntarily modify our business practices beyond what is required, the full effects of which may not be known when making the decision, but which could harm our competitive position and adversely affect our results of operations.

With additional attention on the size of travel or technology companies generally, our size and market share may negatively affect our ability to obtain regulatory approval of proposed acquisitions, our ability to expand into complementary businesses or our latitude in dealing with travel service providers (such as by limiting our ability to provide discounts, rebates or incentives or to exercise contractual rights), any of which could adversely affect our business, results of operations or ability to grow and compete.

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
We maintain an investment portfolio of various holdings, types and maturities. Our portfolio includes fixed-income securities, equity securities of publicly-traded companies, the values of which are subject to market price volatility, and investments in private companies. Our investments in fixed income securities and other debt securities are generally classified as available-for-sale and, consequently, are recorded in our balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), net of tax. If such fixed income investments suffer market price declines, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be other than temporary. For periods beginning on or after January 1, 2018, changes in the fair value of our investments in publicly-traded equity securities are recognized in net income and these changes have had, and are likely to continue to have, a significant impact on our quarterly net income. Our investments in equity securities of private companies are primarily measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, with changes in value also recognized in net income (see Note 5 to our Unaudited Consolidated Financial Statements).
We have invested a significant amount in Ctrip convertible notes and ADSs. We have also invested in Meituan Dianping, another Chinese internet company, that has been publicly traded since September 2018 ("Meituan"). See Note 5 to our Unaudited Consolidated Financial Statements for more information regarding our investments in Ctrip and Meituan securities. The value of these securities is subject to the risks associated with Ctrip's and Meituan's respective businesses, as well as any changes by the Chinese government in foreign investment laws or elevated scrutiny or regulation of foreign investments in Chinese companies. For example, Ctrip is a Cayman Islands company operating in China through what is commonly referred to as a variable interest entity, or VIE, structure where it conducts part of its business through contractual relationships with affiliated Chinese entities. Although VIE structures are commonly used by Chinese internet and e-commerce companies, there are substantial uncertainties regarding the interpretation and application of People's Republic of China ("PRC") laws and regulations to VIE structures, and it is possible that the PRC government may view the VIE structure as a violation of PRC law. VIE contractual relationships are not as effective in providing control over the affiliated Chinese companies as direct ownership, and Ctrip would have to rely on the PRC legal system to enforce those contracts in the event of a breach by one of these entities. Further, conflicts of interest could arise to the extent Ctrip's officers or directors are also shareholders, officers or directors of the affiliated Chinese entities. Any of these risks could materially and adversely affect Ctrip's business and therefore the value of our investment in Ctrip. Similar VIE-structure considerations and risks apply with respect to our investments in securities of Meituan and Didi Chuxing, each of which is a Cayman Islands company operating in China through a VIE structure.
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
Our Booking.com business is also increasingly processing transactions on a merchant basis where it receives payments from travelers, including credit card transactions as well as other payment methods (such as electronic bank transfer or payment systems such as PayPal, Alipay, Paytm and WeChat Pay). While this allows Booking.com to process transactions for properties that do not otherwise accept credit cards and to increase its ability to offer a variety of payment methods and flexible transaction terms to consumers, we incur additional payment processing costs and other costs related to these transactions, such as costs related to fraudulent payments and transactions and fraud detection. As this business continues to grow, we may experience a significant increase in such costs, and our results of operations and financial condition could be materially adversely affected. The growth in processing transactions on a merchant basis also requires Booking.com to manage its global systems and processes associated with these transactions on a larger scale, which may introduce additional complexity and increase administrative burdens and costs, which could adversely affect our results of operations.

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
A "cookie" is a text file that is stored on a user's computer or mobile device. Cookies are common tools used by thousands of websites and mobile apps, including ours, to, among other things, store or gather information (e.g., remember log-on details so a user does not have to re-enter them when revisiting a website or opening an app), market to consumers and enhance the user experience. Cookies are valuable tools for platforms like ours to improve the customer experience and increase conversion. Many jurisdictions, including the European Union and more recently, California, have adopted regulations governing the use of "cookies." To the extent any such regulations require "opt-in" consent before certain cookies can be placed on a user's computer or mobile device, our ability to serve certain customers in the manner we currently do might be adversely affected and our ability to continue to improve and optimize performance on our platforms might be impaired, either of which could negatively affect a consumer's experience using our services and our business, market share and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended March 31, 2019.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 –	429,902	(1)	$1,728.24	429,902	$3,801,785,150	(1)
January 31, 2019	4,135	(2)	$1,722.29	N/A	N/A

February 1, 2019 –	288,641	(1)	$1,884.62	288,641	$3,257,807,312	(1)
February 28, 2019	6	(2)	$1,734.03	N/A	N/A

March 1, 2019 –	829,540	(1)	$1,744.90	829,540	$1,810,342,168	(1)
March 31, 2019	66,564	(2)	$1,714.21	N/A	N/A
Total	1,618,788		$1,764.07	1,548,083	$1,810,342,168
 _____________________________

(1)	Pursuant to a stock repurchase program announced on February 27, 2018, whereby the Company was authorized to repurchase up to $8.0 billion of its common stock.

(2)
Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(a)	Amended and Restated By-Laws.
10.1	Form of Employee Confidentiality and Assignment Agreement.
10.2(b)	2019 Form of Performance Share Unit Agreement under the Company's 1999 Omnibus Plan.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2019 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheet, (ii) Unaudited Consolidated Statement of Operations, (iii) Unaudited Consolidated Statement of Comprehensive Income, (iv) Unaudited Consolidated Statement of Changes in Stockholders' Equity, (v) Unaudited Consolidated Statement of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 and incorporated herein by reference.

(b)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 1, 2019 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKING HOLDINGS INC.
(Registrant)

Date:	May 9, 2019	By:	/s/ David I. Goulden
Name: David I. Goulden Title: Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(a)	Amended and Restated By-Laws.
10.1	Form of Employee Confidentiality and Assignment Agreement.
10.2(b)	2019 Form of Performance Share Unit Agreement under the Company's 1999 Omnibus Plan.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2019 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheet, (ii) Unaudited Consolidated Statement of Operations, (iii) Unaudited Consolidated Statement of Comprehensive Income, (iv) Unaudited Consolidated Statement of Changes in Stockholders' Equity, (v) Unaudited Consolidated Statement of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

(a)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 and incorporated herein by reference.

(b)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 1, 2019 and incorporated herein by reference.