Form 10-Q
period 2019-06-30
Booking Holdings Inc.
filed 2019-08-07
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
Former name, former address and former fiscal year, if changed, since last report: N/A
 _____________________________________________________________________________________________
 Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Each Exchange on which Registered:
Common Stock par value $0.008 per share	BKNG	The NASDAQ Global Select Market
0.800% Senior Notes Due 2022	BKNG 22A	New York Stock Exchange
2.150% Senior Notes Due 2022	BKNG 22	New York Stock Exchange
2.375% Senior Notes Due 2024	BKNG 24	New York Stock Exchange
1.800% Senior Notes Due 2027	BKNG 27	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
Number of shares of Common Stock outstanding at July 31, 2019:

Common Stock, par value $0.008 per share	42,511,903
(Class)	(Number of Shares)

Booking Holdings Inc.
Form 10-Q

For the Three Months Ended June 30, 2019

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,256	$2,624
Short-term investments in marketable securities	1,553	3,660
Accounts receivable, net of allowance for doubtful accounts of $56 and $61, respectively	1,973	1,523
Prepaid expenses and other current assets	1,238	600
Total current assets	10,020	8,407
Property and equipment, net	716	656
Operating lease assets	639	—
Intangible assets, net	2,041	2,125
Goodwill	2,915	2,910
Long-term investments	4,618	8,408
Other assets	545	181
Total assets	$21,494	$22,687

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,291	$1,134
Accrued expenses and other current liabilities	1,740	1,399
Deferred merchant bookings	2,343	1,022
Convertible debt	975	—
Total current liabilities	6,349	3,555
Deferred income taxes	504	370
Operating lease liabilities	495	—
Long-term U.S. transition tax liability	1,063	1,166
Other long-term liabilities	90	162
Long-term debt	7,686	8,649
Total liabilities	16,187	13,902

Commitments and Contingencies (See Note 13)

Stockholders' equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 63,143,816 and 62,948,762 shares issued, respectively	—	—
Treasury stock, 20,378,354 and 17,317,126 shares, respectively	(20,173)	(14,711)
Additional paid-in capital	5,599	5,445
Retained earnings	20,111	18,367
Accumulated other comprehensive loss	(230)	(316)
Total stockholders' equity	5,307	8,785
Total liabilities and stockholders' equity	$21,494	$22,687
See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Agency revenues	$2,607	$2,567	$4,556	$4,680
Merchant revenues	959	710	1,562	1,236
Advertising and other revenues	284	260	569	549
Total revenues	3,850	3,537	6,687	6,465
Operating expenses:
Performance marketing	1,192	1,142	2,222	2,248
Brand marketing	175	124	338	225
Sales and other expenses	248	203	463	369
Personnel, including stock-based compensation of $79, $75, $153 and $146, respectively	619	522	1,120	1,021
General and administrative	180	159	371	322
Information technology	70	59	135	119
Depreciation and amortization	119	107	235	210
Total operating expenses	2,603	2,316	4,884	4,514
Operating income	1,247	1,221	1,803	1,951
Other income (expense):
Interest income	34	46	69	93
Interest expense	(68)	(65)	(134)	(135)
Net unrealized gains on marketable equity securities	17	21	468	76
Foreign currency transactions and other	(23)	(13)	(31)	(22)
Total other (expense) income	(40)	(11)	372	12
Earnings before income taxes	1,207	1,210	2,175	1,963
Income tax expense	228	232	431	378
Net income	$979	$978	$1,744	$1,585
Net income applicable to common stockholders per basic common share	$22.62	$20.34	$39.52	$32.87
Weighted-average number of basic common shares outstanding (in 000's)	43,251	48,055	44,124	48,202
Net income applicable to common stockholders per diluted common share	$22.44	$20.13	$39.17	$32.42
Weighted-average number of diluted common shares outstanding (in 000's)	43,601	48,550	44,514	48,877

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (1)	$979	$978	$1,744	$1,585
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax benefits (charges) of $15, ($36), $7 and ($20), respectively (2)	(16)	(129)	(28)	(68)
Net unrealized (losses) gains on debt securities, net of tax benefits (charges) of $15, ($1), ($36) and $1, respectively (1)	(45)	(5)	114	(5)

Comprehensive income	$918	$844	$1,830	$1,512

(1) The Company reclassified from accumulated other comprehensive income net gains of $10 million ($9 million, net of tax) and $11 million ($10 million, net of tax) for the three and six months ended June 30, 2019, respectively, and a net loss of $1 million ($1 million, net of tax) for the six months ended June 30, 2018 from sales of investments in debt securities. The reclassified net gains (losses) are included in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

(2) Foreign currency translation adjustments result from currency fluctuations on the translation of the Company's non-U.S. Dollar functional currency subsidiaries' net assets, net of the impact of net investment hedges.

The Company recorded tax benefits of $4 million and $15 million for the three and six months ended June 30, 2019, respectively, and tax benefits of $21 million and $11 million for the three and six months ended June 30, 2018, respectively, related to foreign currency translation adjustments to its one-time deemed repatriation tax liability recorded at December 31, 2017 and foreign earnings for periods after December 31, 2017 that are subject to U.S. federal and state income tax, resulting from the introduction of the U.S. Tax Cuts and Jobs Act (the "Tax Act").

Foreign currency translation adjustments also include a tax benefit of $11 million and a tax charge of $8 million for the three and six months ended June 30, 2019, respectively, and tax charges of $57 million and $31 million for the three and six months ended June 30, 2018, respectively, associated with the Company's Euro-denominated debt that is designated as a net investment hedge against the impact of currency fluctuations on the net assets of a Euro functional currency subsidiary (see Note 9).

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019
(In millions except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, March 31, 2019	63,122	$—	(18,936)	$(17,567)	$5,519	$19,132	$(169)	$6,915
Net income	—	—	—	—	—	979	—	979
Foreign currency translation adjustments	—	—	—	—	—	—	(16)	(16)
Net unrealized losses on debt securities	—	—	—	—	—	—	(45)	(45)
Exercise of stock options and vesting of restricted stock units and performance share units	22	—	—	—	1	—	—	1
Repurchase of common stock	—	—	(1,442)	(2,606)	—	—	—	(2,606)
Stock-based compensation and other stock-based payments	—	—	—	—	79	—	—	79
Balance, June 30, 2019	63,144	$—	(20,378)	$(20,173)	$5,599	$20,111	$(230)	$5,307

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, December 31, 2018	62,949	$—	(17,317)	$(14,711)	$5,445	$18,367	$(316)	$8,785
Net income	—	—	—	—	—	1,744	—	1,744
Foreign currency translation adjustments	—	—	—	—	—	—	(28)	(28)
Net unrealized gains on debt securities	—	—	—	—	—	—	114	114
Exercise of stock options and vesting of restricted stock units and performance share units	195	—	—	—	1	—	—	1
Repurchase of common stock	—	—	(3,061)	(5,462)	—	—	—	(5,462)
Stock-based compensation and other stock-based payments	—	—	—	—	153	—	—	153
Balance, June 30, 2019	63,144	$—	(20,378)	$(20,173)	$5,599	$20,111	$(230)	$5,307

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018
(In millions except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, March 31, 2018	62,838	$—	(14,590)	$(9,431)	$5,033	$14,976	$58	$10,636
Net income	—	—	—	—	—	978	—	978
Foreign currency translation adjustments	—	—	—	—	—	—	(129)	(129)
Net unrealized losses on debt securities	—	—	—	—	—	—	(5)	(5)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	5	—	—	5
Exercise of stock options and vesting of restricted stock units and performance share units	37	—	—	—	1	—	—	1
Repurchase of common stock	—	—	(573)	(1,199)	—	—	—	(1,199)
Stock-based compensation and other stock-based payments	—	—	—	—	76	—	—	76
Common stock issued in an acquisition	52	—	—	—	110	—	—	110
Balance, June 30, 2018	62,927	$—	(15,163)	$(10,630)	$5,225	$15,954	$(76)	$10,473

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, December 31, 2017	62,689	$—	(14,217)	$(8,699)	$5,783	$13,939	$238	$11,261
Cumulative effect of adoption of accounting standards updates	—	—	—	—	—	430	(241)	189
Net income	—	—	—	—	—	1,585	—	1,585
Foreign currency translation adjustments	—	—	—	—	—	—	(68)	(68)
Net unrealized losses on debt securities	—	—	—	—	—	—	(5)	(5)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	(43)	—	—	(43)
Exercise of stock options and vesting of restricted stock units and performance share units	186	—	—	—	1	—	—	1
Repurchase of common stock	—	—	(946)	(1,931)	—	—	—	(1,931)
Stock-based compensation and other stock-based payments	—	—	—	—	147	—	—	147
Conversion of debt	—	—	—	—	(773)	—	—	(773)
Common stock issued in an acquisition	52	—	—	—	110	—	—	110
Balance, June 30, 2018	62,927	$—	(15,163)	$(10,630)	$5,225	$15,954	$(76)	$10,473

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$1,744	$1,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235	210
Provision for uncollectible accounts	74	62
Deferred income tax expense (benefit)	60	(21)
Net unrealized gains on marketable equity securities	(468)	(76)
Stock-based compensation expense and other stock-based payments	162	150
Operating lease amortization	85	—
Amortization of debt discount and debt issuance costs	28	30
Contingent consideration fair value adjustment	9	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(523)	(392)
Prepaid expenses and other current assets	(584)	(574)
Accounts payable, accrued expenses and other current liabilities	1,513	1,329
Other long-term assets and liabilities	(398)	(13)
Net cash provided by operating activities	1,937	2,290

INVESTING ACTIVITIES:
Purchase of investments	(580)	(1,360)
Proceeds from sale and maturity of investments	6,977	3,497
Additions to property and equipment	(199)	(235)
Acquisitions and other investments, net of cash acquired	(9)	(139)
Net cash provided by investing activities	6,189	1,763

FINANCING ACTIVITIES:
Proceeds from revolving credit facility and short-term borrowings	437	3
Repayments of revolving credit facility and short-term borrowings	(425)	—
Payments for conversion of senior notes	—	(1,487)
Payments for repurchase of common stock	(5,491)	(1,905)
Other financing activities	(8)	1
Net cash used in financing activities	(5,487)	(3,388)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(8)	(20)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	2,631	645
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period	2,645	2,563
Total cash and cash equivalents and restricted cash and cash equivalents, end of period	$5,276	$3,208

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$949	$985
Cash paid during the period for interest	$101	$101
Non-cash operating and financing activity for an acquisition (see Note 8)	$—	$51
Non-cash investing and financing activity for an acquisition (see Note 8)	$—	$59
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

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including its primary brands of Booking.com, KAYAK, priceline, agoda, Rentalcars.com and OpenTable. All inter-company accounts and transactions have been eliminated in consolidation. The functional currency of the Company's subsidiaries is generally the respective local currency. For international operations, assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date. Income statement amounts are translated at monthly average exchange rates applicable for the period. Translation gains and losses are included as a component of "Accumulated other comprehensive loss" in the accompanying Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for any subsequent quarter or the full year.

Unaudited Consolidated Statements of Comprehensive Income

Subsequent to the issuance of the Company’s unaudited interim consolidated financial statements for the three and nine months ended September 30, 2018, the Company identified an error in the previously issued Unaudited Consolidated Statements of Comprehensive Income associated with the Company’s adoption of a new accounting update during the first quarter of 2018. This new accounting update amended the guidance on the recognition and measurement of financial instruments. The effect of adopting this new accounting update resulted in an increase of $241 million to the Company’s retained earnings for the net unrealized gain, net of tax, related to marketable equity securities, with an offsetting adjustment to accumulated other comprehensive income as of January 1, 2018. However, in the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018, six months ended June 30, 2018 and nine months ended September 30, 2018, the Company incorrectly presented the $241 million as a component of other comprehensive income (referred to as “Reclassification of net unrealized gains on marketable equity securities to retained earnings, net of tax charge”). Accordingly, the Company corrected the foregoing presentation error in the accompanying Unaudited Consolidated Statement of Comprehensive Income for the six months ended June 30, 2018 in this Form 10-Q. As a result of this correction, total comprehensive income in the Company’s previously reported Unaudited Consolidated Statement of Comprehensive Income increased from $1.3 billion to $1.5 billion for the six months ended June 30, 2018. The correction of this error had no effect on the Company’s previously reported Consolidated Balance Sheets, Unaudited Consolidated Statements of Operations, Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Unaudited Consolidated Statements of Cash Flows. The effect of adopting this new accounting update has been presented correctly in the audited Consolidated Statement of Comprehensive Income included in the Consolidated Financial Statements in the Form 10-K for the year ended December 31, 2018. The Company presented the correction in the Unaudited Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018 included in the Form 10-Q for the first quarter of 2019 and will present the correction in the Unaudited Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2018 to be included in the Form 10-Q for the third quarter of 2019.

Reclassifications — Certain amounts from prior periods have been reclassified to conform to the current year presentation.

Restricted Cash and Cash Equivalents: Restricted cash and cash equivalents at June 30, 2019 and December 31, 2018 principally relates to the minimum cash requirement for Rentalcars.com's insurance business established in 2017. The following table reconciles cash and cash equivalents and restricted cash and cash equivalents reported in the Consolidated Balance Sheets to the total amount shown in the Unaudited Consolidated Statements of Cash Flows (in millions):

	June 30, 2019	December 31, 2018
As included in the Consolidated Balance Sheets:
Cash and cash equivalents	$5,256	$2,624
Restricted cash and cash equivalents included in prepaid expenses and other current assets	20	21
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Consolidated Statements of Cash Flows	$5,276	$2,645

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

Other Recent Accounting Pronouncements

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued a new accounting update to simplify the test for goodwill impairment by eliminating Step 2. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill, which requires a hypothetical purchase price allocation, with the carrying amount of that reporting unit's goodwill. Under this update, an entity would perform its quantitative annual or interim goodwill impairment test using the current Step 1 test and recognize an impairment charge for the excess of the carrying value of a reporting unit over its fair value.

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

		International
	United States	The Netherlands	Other	Total
Total revenues for the three months ended June 30,
2019	$403	$2,954	$493	$3,850
2018	423	2,706	408	3,537

Total revenues for the six months ended June 30,
2019	$783	$4,959	$945	$6,687
2018	802	4,829	834	6,465

Revenue by Type of Service

Approximately 87% and 86% of the Company's revenue for the three and six months ended June 30, 2019, respectively, and 86% for both the three and six months ended June 30, 2018, relates to online accommodation reservation services. Revenue from all other sources of online travel reservation services or advertising and other revenues each represent less than 10% of the Company's total revenues.

Deferred Revenue

Cash payments received from travelers in advance of the Company completing its service obligations are included in "Deferred merchant bookings" in the Company's Consolidated Balance Sheets and are comprised principally of amounts estimated to be payable to the travel service providers as well as the Company's deferred revenue for its commission or margin and fees. At June 30, 2019 and December 31, 2018, deferred merchant bookings included deferred revenue of $345 million and $149 million, respectively. The Company expects to complete its service obligation within one year of booking. In the six months ended June 30, 2019, the Company recognized revenue of $120 million and cancellations of $13 million related to the deferred revenue balance at December 31, 2018. The offsetting increase of $329 million in the deferred revenue balance for the six months ended June 30, 2019 was principally driven by payments received from travelers, net of estimated amounts payable to travel service providers, in the period for those online travel reservations that the Company receives cash payments in advance of completing its expected service obligations.

Loyalty Programs

The Company provides loyalty programs, where participating consumers are awarded loyalty points on current transactions that can be redeemed in the future. At June 30, 2019 and December 31, 2018, liabilities of $87 million and $73 million, respectively, for loyalty program incentives were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets. The Company’s largest loyalty program is at OpenTable, where points can be redeemed for qualifying reservations at participating restaurants, third-party gift cards and accommodation reservations booked through some of the Company’s other platforms. The estimated fair value of the incentives that are expected to be redeemed is recognized as a reduction of revenues at the time the incentives are granted. In the first quarter of 2018, OpenTable introduced a three-year time-based expiration for points earned by diners, which reduced its loyalty program liability by $27 million.

3.                                      STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation expense included in personnel expenses in the Unaudited Consolidated Statements of Operations was $79 million and $75 million for the three months ended June 30, 2019 and 2018, respectively, and $153 million and $146 million for the six months ended June 30, 2019 and 2018, respectively.

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

Restricted Stock Units and Performance Share Units

The following table summarizes the activity of restricted stock units and performance share units ("share-based awards") during the six months ended June 30, 2019:

Share-Based Awards	Shares	Weighted-average Grant Date Fair Value
Unvested at December 31, 2018	511,562	$1,713
Granted	204,292	$1,719
Vested	(195,371)	$1,447
Performance shares adjustment	2,635	$1,540
Forfeited/Canceled	(24,929)	$1,778
Unvested at June 30, 2019	498,189	$1,816

At June 30, 2019, there was $578 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 2.1 years.

During the six months ended June 30, 2019, the Company made broad-based grants of 142,380 restricted stock units that generally vest over a three-year period, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability. These share-based awards had a total grant date fair value of $245 million based on a weighted-average grant-date fair value per share of $1,721.

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

2019 Performance Share Units

During the six months ended June 30, 2019, the Company granted 61,912 performance share units to executives and certain other employees. The performance share units had a total grant-date fair value of $106 million based on a weighted-average grant-date fair value per share of $1,716. The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period which generally ends December 31, 2021, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.  At June 30, 2019, the estimated number of probable shares to be issued was a total of 61,037 shares, net of performance share units that were forfeited or vested since the grant date, including 47,619 shares that are not subject to the achievement of minimum performance thresholds. If the maximum performance thresholds are met at the end of the performance period, a maximum number of 122,074 total shares could be issued.

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

At June 30, 2019, there were 43,178 unvested 2018 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. At June 30, 2019, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period was a total of 82,778 shares, including 31,868 shares that are not subject to the achievement of minimum performance thresholds. If the maximum performance thresholds are met at the end of the performance period, a maximum of 86,356 shares could be issued pursuant to these performance share units.

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

At June 30, 2019, there were 54,110 unvested 2017 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. At June 30, 2019, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period was a total of 83,653 shares, including 43,447 shares that are not subject to the achievement of minimum performance thresholds. If the maximum thresholds are met at the end of the performance period, a maximum of 108,220 shares could be issued pursuant to these performance share units.

Stock Options

All outstanding employee stock options were assumed in acquisitions. The following table summarizes the activity for stock options during the six months ended June 30, 2019:

Employee Stock Options	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-average Remaining Contractual Term (in years)
Balance, December 31, 2018	27,263	$387	$36	2.8
Exercised	(1,396)	$313
Balance, June 30, 2019	25,867	$391	$38	2.2
Vested and exercisable at June 30, 2019	25,867	$391	$38	2.2

The aggregate intrinsic value of employee stock options exercised during the six months ended June 30, 2019 and 2018 was $2 million and $4 million, respectively.

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted-average number of basic common shares outstanding	43,251	48,055	44,124	48,202
Weighted-average dilutive stock options, restricted stock units and performance share units	146	198	188	240
Assumed conversion of Convertible Senior Notes	204	297	202	435
Weighted-average number of diluted common and common equivalent shares outstanding	43,601	48,550	44,514	48,877
Anti-dilutive potential common shares	1,304	1,431	1,265	1,410

Anti-dilutive potential common shares for both the three and six months ended June 30, 2019 included approximately 1 million shares that could be issued under the Company's outstanding convertible notes. Under the treasury stock method, the convertible notes will generally have an anti-dilutive impact on net income per share if the conversion prices for the convertible notes exceed the Company's average stock price.

5.                                      INVESTMENTS

Short-term and Long-term Investments in Marketable Securities

The Company has classified its investments in marketable debt securities as available-for-sale securities. These securities are reported at estimated fair value with the aggregate unrealized gains and losses related to these investments, net of taxes, reflected as a part of "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. Classification as short-term or long-term investments is based upon the maturities of the debt securities and the Company's expectations regarding the timing of sales and redemptions. Investments of a strategic nature that have been made for the purpose of affiliation or potential business advantage are included in "Long-term investments" in the Consolidated Balance Sheets. As of June 30, 2019, the Company does not consider any of its investments to be other-than-temporarily impaired.

The Company's investments in marketable equity securities, which are included in "Long-term investments" in the Consolidated Balance Sheets, are reported at estimated fair value with changes in fair value of these equity securities recognized in "Net unrealized gains on marketable equity securities" in the Unaudited Consolidated Statements of Operations.

The following table summarizes, by major security type, the Company's investments in marketable securities at June 30, 2019 (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments in marketable securities:
Debt securities:
International government securities	$145	$—	$—	$145
U.S. government securities	209	—	(1)	208
Corporate debt securities	702	—	(2)	700
Ctrip convertible debt securities	500	—	—	500
Total	$1,556	$—	$(3)	$1,553

Long-term investments in marketable securities:
Debt securities:
International government securities	$29	$1	$—	$30
U.S. government securities	208	—	(2)	206
Corporate debt securities	1,357	3	(8)	1,352
Ctrip convertible debt securities	775	3	(3)	775
Marketable equity securities	1,105	404	(5)	1,504
Total	$3,474	$411	$(18)	$3,867

The following table summarizes, by major security type, the Company's investments in marketable securities at December 31, 2018 (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments in marketable securities:
Debt securities:
International government securities	$314	$—	$—	$314
U.S. government securities	658	—	(2)	656
Corporate debt securities	2,693	—	(12)	2,681
U.S. government agency securities	1	—	—	1
Commercial paper	7	—	—	7
Time deposits and certificates of deposit	1	—	—	1
Total	$3,674	$—	$(14)	$3,660

Long-term investments in marketable securities:
Debt securities:
International government securities	$797	$3	$—	$800
U.S. government securities	299	—	(6)	293
Corporate debt securities	4,445	4	(48)	4,401
Ctrip convertible debt securities	1,275	—	(98)	1,177
Marketable equity securities	1,105	3	(72)	1,036
Total	$7,921	$10	$(224)	$7,707

The Company's investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. At June 30, 2019, the weighted-average life of the Company’s investments in marketable debt securities, excluding its investment in Ctrip.com International Ltd. ("Ctrip") convertible debt securities, was approximately 1.3 years with an average credit quality of A+/A1/A+.

The Company invests in international government securities with high credit quality. At June 30, 2019, investments in international government securities principally included debt securities issued by the governments of the Netherlands, France, Finland, Austria, and Belgium.
Investments in Ctrip
As of June 30, 2019, the Company had invested $1.3 billion in senior convertible notes issued at par value by Ctrip with maturity dates ranging from 2019 to 2025. The investments included $500 million of convertible notes that were repaid on maturity in August 2019 and therefore classified as "Short-term investments in marketable securities" in the Consolidated Balance Sheet at June 30, 2019. Other strategic investments in Ctrip, including $250 million of convertible notes due May 2020, were classified as "Long-term investments" in the Consolidated Balance Sheet at June 30, 2019. The Ctrip convertible notes have been marked-to-market in accordance with the accounting guidance for available-for-sale securities, with the aggregate unrealized gains and losses, net of taxes, reflected as a part of "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The Company had also invested $655 million in Ctrip American Depositary Shares ("ADSs"), which had a fair value of $798 million and $585 million at June 30, 2019 and December 31, 2018, respectively. "Net unrealized gains on marketable equity securities" in the Unaudited Consolidated Statements of Operations included a net unrealized loss of $147 million and a net unrealized gain of $213 million for the three and six months ended June 30, 2019, respectively, and net unrealized gains of $21 million and $76 million for the three and six months ended June 30, 2018, respectively, related to Ctrip ADSs.

Certain Ctrip convertible notes include a put option allowing the Company, at its option, to require a prepayment in cash from Ctrip at certain points of time. The Company determined that the economic characteristics and risks of the put option are clearly and closely related to the note, and therefore did not meet the requirement for separate accounting as embedded derivatives. The Company monitors the conversion features of these notes to determine whether they meet the definition of an embedded derivative during each reporting period. The conversion feature associated with the $25 million convertible notes issued in 2016 meets the definition of an embedded derivative that requires separate accounting. The embedded derivative is bifurcated for fair value measurement purposes only and is reported in the Consolidated Balance Sheets with its host contract in "Long-term investments." The mark-to-market adjustments of the embedded derivative are included in "Foreign currency transactions and other" in the Company's Unaudited Consolidated Statements of Operations.

In connection with the Company's investments in Ctrip's convertible notes in August 2014, the Company and Ctrip entered into a 5-year commercial agreement and a standstill agreement whereby Ctrip granted the Company permission to acquire its shares so that the Company could hold up to an aggregate of approximately 15% of Ctrip's outstanding equity plus any ADSs issuable upon the conversion of convertible notes issued in December 2015.  The standstill agreement terminated in August 2019, and the Company is evaluating the future commercial relationship.  At June 30, 2019, the Company did not have significant influence over Ctrip.

Investment in Meituan Dianping

In October 2017, the Company invested $450 million in preferred shares of Meituan Dianping, the leading e-commerce platform for local services in China. The investment has been classified as a marketable equity security since Meituan Dianping's initial public offering in September 2018. The investment had a fair value of $706 million and $451 million at June 30, 2019 and December 31, 2018, respectively. For the three and six months ended June 30, 2019, "Net unrealized gains on marketable equity securities" in the Unaudited Consolidated Statement of Operations included unrealized gains of $164 million and $255 million, respectively, related to this investment. At June 30, 2019, the Company did not have significant influence over Meituan Dianping.
Long-term Investments without Readily Determinable Fair Value
The Company held investments in equity securities of private companies, which are typically at an early stage of development, of $501 million at both June 30, 2019 and December 31, 2018, principally related to the Company's investment of $500 million in July 2018 in preferred shares of Didi Chuxing, the leading mobile transportation and ride-hailing platform in China. These investments are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer and are included in "Long-term investments" in the Company's Consolidated Balance Sheets. The Company determined that no adjustments were required to the carrying value of these investments at June 30, 2019.
Other Long-term Investments
The Company held investments in preferred shares of private companies of $250 million and $200 million at June 30, 2019 and December 31, 2018, respectively. These investments are classified as debt securities for accounting purposes and categorized as available-for-sale. The preferred shares are convertible to ordinary shares at the Company’s option and are mandatorily convertible upon an initial public offering. The preferred shares also contain a redemption feature that can be exercised by the Company after certain points of time. These features have been evaluated as embedded derivatives, however, they do not meet the requirements to be accounted for separately. The investments are reported at estimated fair value in "Long-term investments" in the Company's Consolidated Balance Sheets, with the aggregate unrealized gains and losses, net of taxes, reflected as a part of "Accumulated other comprehensive loss" in the Consolidated Balance Sheets.

6.                                      FAIR VALUE MEASUREMENTS

Financial assets carried at fair value at June 30, 2019 are classified in the categories described in the table below (in millions):

	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and restricted cash equivalents:
Money market funds	$4,693	$—	$—	$4,693
Time deposits and certificates of deposit	8	—	—	8
Short-term investments in marketable securities:
International government securities	—	145	—	145
U.S. government securities	—	208	—	208
Corporate debt securities	—	700	—	700
Ctrip convertible debt securities	—	500	—	500
Long-term investments in marketable securities:
International government securities	—	30	—	30
U.S. government securities	—	206	—	206
Corporate debt securities	—	1,352	—	1,352
Ctrip convertible debt securities	—	775	—	775
Marketable equity securities	1,504	—	—	1,504
Other long-term investments	—	—	250	250
Derivatives:
Currency exchange derivatives	—	1	—	1
Total assets at fair value	$6,205	$3,917	$250	$10,372

Financial assets carried at fair value at December 31, 2018 are classified in the categories described in the table below (in millions):

	Level 1	Level 2	Level 3	Total
Cash and restricted cash equivalents:
Money market funds	$2,061	$—	$—	$2,061
International government securities	—	21	—	21
U.S. government securities	—	1	—	1
Commercial paper	—	2	—	2
Time deposits and certificates of deposit	25	—	—	25
Short-term investments in marketable securities:
International government securities	—	314	—	314
U.S. government securities	—	656	—	656
Corporate debt securities	—	2,681	—	2,681
U.S. government agency securities	—	1	—	1
Commercial paper	—	7	—	7
Time deposits and certificates of deposit	1	—	—	1
Long-term investments in marketable securities:
International government securities	—	800	—	800
U.S. government securities	—	293	—	293
Corporate debt securities	—	4,401	—	4,401
Ctrip convertible debt securities	—	1,177	—	1,177
Marketable equity securities	1,036	—	—	1,036
Other long-term investment	—	—	200	200
Derivatives:
Currency exchange derivatives	—	4	—	4
Total assets at fair value	$3,123	$10,358	$200	$13,681

The table above does not include contingent consideration related to a business acquisition (see Note 13).

There are three levels of inputs to measure fair value.  The definition of each input is described below:

Level 1:	Quoted prices in active markets that are accessible by the Company at the measurement date for identical assets and liabilities.

Level 2:	Inputs that are observable, either directly or indirectly. Such prices may be based upon quoted prices for identical or comparable securities in active markets or inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available.

Investments in corporate debt securities, U.S. and international government securities, commercial paper, government agency securities and certain convertible debt securities are considered "Level 2" valuations because the Company has access to quoted prices, but does not have visibility into the volume and frequency of trading for all of these investments. For the Company's investments, a market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace. See Note 5 for information related to the carrying value of the Company's investments in marketable securities.

Other long-term investments reported at an aggregate fair value of $250 million and $200 million at June 30, 2019 and December 31, 2018, respectively, were considered a "Level 3" valuation and measured using management's estimates that incorporate current market participant expectations of future cash flows considered alongside recent financing transactions of the investee and other relevant information. See Note 5 for further information related to these investments.

The Company's derivative instruments are valued using pricing models. Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility and currency rates. Derivatives are considered "Level 2" fair value measurements. The Company's derivative instruments are typically short-term in nature.

At June 30, 2019 and December 31, 2018, the Company's cash consisted of bank deposits. Other financial assets and liabilities, including restricted cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these items. See Note 9 for the estimated fair value of the Company's outstanding Senior Notes and Note 5 for information related to an embedded derivative associated with the $25 million Ctrip convertible notes issued in 2016.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations. The Company mitigates these risks by following established risk management policies and procedures, including the use of derivatives. The Company does not use derivatives for trading or speculative purposes. All derivative instruments are recognized in the Consolidated Balance Sheets at fair value. Gains and losses resulting from changes in the fair value of derivative instruments that are not designated as hedging instruments for accounting purposes are recognized in the Unaudited Consolidated Statements of Operations in the period that the changes occur.

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation. The Company enters into average-rate derivative contracts to hedge translation risks from short-term currency exchange rate fluctuations for the Euro, British Pound Sterling and certain other currencies versus the U.S. Dollar. At June 30, 2019 and December 31, 2018, there were no outstanding derivative contracts related to foreign currency translation risks.

The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in currency exchange rates on its transactional balances denominated in currencies other than the functional currency. Derivative assets are included in "Prepaid expenses and other current assets" and derivative liabilities are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets. Derivatives associated with these transaction risks resulted in foreign currency gains of $8 million and foreign currency losses of $5 million for the three and six months ended June 30, 2019, respectively, and foreign currency losses of $51 million and $30 million for the three and six months ended June 30, 2018, respectively. These mark-to-market adjustments on the derivative contracts, offset by the effect of changes in currency exchange rates on transactions denominated in currencies other than the functional currency, resulted in net losses of $13 million and $21 million for the three and six months ended June 30, 2019, respectively, and net losses of $12 million and $17 million for the three and six months ended June 30, 2018, respectively. The net impacts related to these derivatives are reported in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments resulted in a net cash inflow of $3 million and a net cash outflow of $30 million for the six months ended June 30, 2019 and 2018, respectively, which are reported within "Net cash provided by operating activities" in the Unaudited Consolidated Statements of Cash Flows.

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

The Company determines if an arrangement is a lease, or contains a lease, when a contract is signed. The Company determines if a lease is an operating or financing lease and records a lease asset and a lease liability upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. The Company has operating leases for office space, data centers and one land lease for Booking.com's headquarters (see Note 13). The Company has no financing leases as of June 30, 2019. For office space, data centers and land, the Company has elected to combine the fixed payments to lease the asset and any fixed non-lease payments (such as maintenance or utility charges) when calculating the lease asset and lease liability.
The Company recognizes lease expense on a straight-line basis over the lease term. Certain of the Company's lease agreements include rent payments which are adjusted periodically for inflation. Any change in payments due to changes in inflation rates are recognized as variable lease expense as they are incurred. Variable lease expense also includes costs for property taxes, insurance and services provided by the lessor which are charged based on usage or performance.
Most leases have one or more options to renew, with renewal terms that can initially extend the lease term for various periods up to 9 years. The exercise of renewal options for office space and data centers is at the Company’s discretion and are included if they are reasonably certain to be exercised. The land lease for Booking.com's headquarters has an initial term which expires in 2065, at which time the lease payments will be adjusted based on the value of the land on the reassessment date. The Company considered the initial term of the land lease to be its expected period of use. As of June 30, 2019, the Company’s weighted-average remaining lease term for all leases was approximately 8.2 years.
When the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as its discount rate to determine the present value of its lease payments. The incremental borrowing rates approximate the rate the Company would pay to borrow in the currency of the lease payments on a collateralized basis for the weighted-average life of the lease. As of June 30, 2019, the Company’s weighted-average discount rate was approximately 2.1%.
The Company recognized the following related to leases in its Consolidated Balance Sheet at June 30, 2019 (in millions):

	Classification in Consolidated Balance Sheet	June 30, 2019
Operating lease assets	Operating lease assets	$639
Lease Liabilities:
Current operating lease liabilities	Accrued expenses and other current liabilities	$154
Non-current operating lease liabilities	Operating lease liabilities	495
Total operating lease liabilities		$649

As of June 30, 2019, the operating lease liabilities will mature over the following periods (in millions):

Remainder of 2019	$83
2020	158
2021	129
2022	83
2023	61
2024	42
Thereafter	164
Total remaining lease payments	$720
Less: Imputed interest	(71)
Total operating lease liabilities	$649

As of June 30, 2019, the Company has entered into leases that have not yet commenced with future lease payments of approximately $7 million which are not reflected in the table above. These leases will commence by 2020 with lease terms of up to 5 years and will be recognized upon lease commencement. In addition, the Company signed an agreement for a lease in the city of Manchester in the United Kingdom for the headquarters of Rentalcars.com (see Note 13).
At December 31, 2018, minimum lease payments for operating leases having an initial term in excess of one year under ASC 840 were as follows (in millions):

2019	$164
2020	142
2021	110
2022	66
2023	52
Thereafter	190
Total minimum lease payments	$724

The Company recognized the following related to operating leases in its Unaudited Consolidated Statements of Operations (in millions):

	Classification in Unaudited Consolidated Statement of Operations	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease expense	General and administrative and Information technology	$46	$91
Variable lease expense	General and administrative and Information technology	15	28
Less: Sublease income	General and administrative	—	(1)
Total lease expense, net of sublease income		$61	$118
Supplemental cash flow information related to operating leases are as follows (in millions):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$87
Operating lease assets obtained in exchange for operating lease liabilities	86

"Operating lease amortization" presented in the operating activities section of the Unaudited Consolidated Statement of Cash Flows reflects the portion of the operating lease expense that amortized the operating lease asset.

8.                                      INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at June 30, 2019 and December 31, 2018 consisted of the following (in millions):

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Supply and distribution agreements	$1,100	$(440)	$660	$1,099	$(408)	$691	3 - 20 years

Technology	176	(129)	47	173	(121)	52	1 - 7 years

Internet domain names	41	(31)	10	41	(30)	11	5 - 20 years

Trade names	1,810	(486)	1,324	1,810	(439)	1,371	4 - 20 years

Other intangible assets	2	(2)	—	3	(3)	—	Up to 15 years
Total intangible assets	$3,129	$(1,088)	$2,041	$3,126	$(1,001)	$2,125

Intangible assets are amortized on a straight-line basis.  Amortization expense was $44 million and $89 million for the three and six months ended June 30, 2019, respectively, and $45 million and $92 million for the three and six months ended June 30, 2018, respectively.

A substantial portion of the Company's intangible assets and goodwill relates to the acquisitions of OpenTable and KAYAK. There were no events or changes in circumstances to indicate a potential impairment to goodwill or intangible assets at June 30, 2019.

Acquisition

In November 2018, the Company paid $134 million, net of cash acquired, to complete the acquisition of HotelsCombined, a hotel meta-search company. In April 2018, the Company paid $139 million, net of cash acquired, and issued shares of the Company's common stock in the amount of $110 million in connection with the acquisition of FareHarbor, a leading provider of business-to-business activities distribution services. In respect of the shares issued, as presented in the supplemental disclosure in the Unaudited Consolidated Statement of Cash Flows, $59 million relates to purchase price consideration and $51 million relates to shares restricted for trading purposes until certain conditions are met.

The Company's Unaudited Consolidated Financial Statements include the accounts of these businesses starting at the respective acquisition dates. Revenues and earnings of these businesses from the respective acquisition dates and pro forma results of operations have not been presented separately as such financial information is not material to the Company's results of operations.

9.                                      DEBT

Short-term Borrowing

On June 30, 2019, the Company had a bank overdraft of $37 million, which was repaid in July 2019. On December 31, 2018, the Company had a bank overdraft of $25 million, which was repaid in January 2019. These bank overdrafts are reported in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets at June 30, 2019 and December 31, 2018.

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

The revolving credit facility provides for the issuance of up to $70 million of letters of credit as well as borrowings of up to $50 million on same-day notice, referred to as swingline loans. Borrowings under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility would be used for working capital and general corporate purposes, which could include acquisitions, share repurchases or debt repayments. There were $5 million of letters of credit issued under the facility at both June 30, 2019 and December 31, 2018. There were no borrowings outstanding under this revolving credit facility at June 30, 2019 and December 31, 2018. During the six months ended June 30, 2019, the Company made several short-term borrowings under this revolving credit facility totaling $400 million with a weighted-average interest rate of 3.5%, all of which were repaid prior to June 30, 2019.

Outstanding Debt

Outstanding debt at June 30, 2019 consisted of the following (in millions):

June 30, 2019	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current liabilities:
0.35% Convertible Senior Notes due June 2020	$1,000	$(25)	$975
Long-term debt:
0.9% Convertible Senior Notes due September 2021	$1,000	$(50)	$950
0.8% (€1 Billion) Senior Notes due March 2022	1,139	(4)	1,135
2.15% (€750 Million) Senior Notes due November 2022	854	(3)	851
2.75% Senior Notes due March 2023	500	(2)	498
2.375% (€1 Billion) Senior Notes due September 2024	1,139	(10)	1,129
3.65% Senior Notes due March 2025	500	(3)	497
3.6% Senior Notes due June 2026	1,000	(6)	994
1.8% (€1 Billion) Senior Notes due March 2027	1,139	(4)	1,135
3.55% Senior Notes due March 2028	500	(3)	497
Total long-term debt	$7,771	$(85)	$7,686

Outstanding debt at December 31, 2018 consisted of the following (in millions):

December 31, 2018	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Long-term debt:
0.35% Convertible Senior Notes due June 2020	$1,000	$(39)	$961
0.9% Convertible Senior Notes due September 2021	1,000	(61)	939
0.8% (€1 Billion) Senior Notes due March 2022	1,143	(5)	1,138
2.15% (€750 Million) Senior Notes due November 2022	858	(4)	854
2.75% Senior Notes due March 2023	500	(3)	497
2.375% (€1 Billion) Senior Notes due September 2024	1,143	(10)	1,133
3.65% Senior Notes due March 2025	500	(3)	497
3.6% Senior Notes due June 2026	1,000	(6)	994
1.8% (€1 Billion) Senior Notes due March 2027	1,143	(4)	1,139
3.55% Senior Notes due March 2028	500	(3)	497
Total long-term debt	$8,787	$(138)	$8,649

Based on the closing price of the Company's common stock for the prescribed measurement periods for the three months ended June 30, 2019 and December 31, 2018, the contingent conversion thresholds on the 2020 Notes (as defined below) and 2021 Notes (as defined below) were not exceeded, and therefore, these notes were not convertible at the option of the holder.

Fair Value of Debt

At June 30, 2019 and December 31, 2018, the estimated fair value of the outstanding Senior Notes was approximately $9.8 billion and $9.3 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period. A substantial portion of the fair value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the Convertible Senior Notes.

Convertible Senior Notes

If the note holders exercise their option to convert, the Company delivers cash to repay the principal amount of the notes and delivers shares of common stock or cash, at its option, to satisfy the conversion value in excess of the principal amount. If the Company's convertible debt is redeemed or converted prior to maturity, a gain or loss on extinguishment is recognized. The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value. To estimate the fair value of the debt at the conversion date, the Company estimates the straight debt borrowing rate, considering the credit rating and straight debt of comparable corporate issuers.

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

For the three months ended June 30, 2019 and 2018, the Company recognized interest expense of $16 million and $15 million, respectively, related to convertible notes, which was almost entirely comprised of the amortization of debt discount of $12 million and the contractual coupon interest of $3 million for each period. For the three months ended June 30, 2019, included in the amortization of debt discount mentioned above was $1 million of original issuance discount related to the 2020 Notes. The remaining interest expense related to the amortization of debt issuance costs. The weighted-average effective interest rates for both the three months ended June 30, 2019 and 2018 were 3.2%.

For the six months ended June 30, 2019 and 2018, the Company recognized interest expense of $31 million and $35 million, respectively, related to convertible notes, which was almost entirely comprised of the amortization of debt discount of $24 million and $26 million, respectively, and the contractual coupon interest of $6 million and $8 million, respectively. For the six months ended June 30, 2019 and 2018, included in the amortization of debt discount mentioned above was $2 million and $1 million, respectively, of original issuance discount related to the 2020 Notes. The remaining interest expense related to the amortization of debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt. The weighted-average effective interest rates for both the six months ended June 30, 2019 and 2018 were 3.2%.

Other Long-term Debt

Other long-term debt had a total carrying value of $6.7 billion at both June 30, 2019 and December 31, 2018. Debt discount is amortized using the effective interest rate method over the period from the origination date through the stated maturity date.  The Company estimated the effective interest rates at debt origination to be 0.84% for the Senior Notes maturing in March 2022 (the "March 2022 Notes"), 2.20% for the Senior Notes maturing in November 2022 (the "November 2022 Notes"), 2.78% for the Senior Notes maturing in March 2023, 2.48% for the Senior Notes maturing in September 2024 (the "September 2024 Notes"), 3.68% for the Senior Notes maturing in March 2025, 3.62% for the Senior Notes maturing in June 2026, 1.80% for the Senior Notes maturing in March 2027 (the "March 2027 Notes") and 3.56% for the Senior Notes maturing in March 2028.

For the three months ended June 30, 2019 and 2018, the Company recognized interest expense of $41 million and $43 million, respectively, related to other long-term debt, which was almost entirely comprised of $40 million and $41 million, respectively, related to the contractual coupon interest. The remaining interest expense relates to the amortization of debt discount and debt issuance costs.

For the six months ended June 30, 2019 and 2018, the Company recognized interest expense of $83 million and $86 million, respectively, related to other long-term debt, which was almost entirely comprised of $80 million and $83 million, respectively, related to the contractual coupon interest. The remaining interest expense related to the amortization of debt discount and debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt.

The aggregate principal value of the Euro-denominated March 2022 Notes, November 2022 Notes, September 2024 Notes and March 2027 Notes (collectively "Euro-denominated debt") and accrued interest thereon had historically been designated as a hedge of the Company's net investment in a Euro functional currency subsidiary. The Company dedesignated a portion of this hedge in the second quarter of 2019. For the six months ended June 30, 2019, the carrying value of the portion of Euro-denominated debt, including accrued interest, designated as a net investment hedge, ranged from $3.4 billion to $4.3 billion. The foreign currency transaction gains or losses on these Euro-denominated liabilities are measured based upon changes in spot rates. The foreign currency transaction gains or losses on the Euro-denominated debt that is designated as hedging instruments are recorded in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The net assets of this subsidiary are translated into U.S. Dollars at each balance sheet date, with the effects of foreign currency changes also reported in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as hedging instruments for accounting purposes are recognized in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

10.                                      TREASURY STOCK

At December 31, 2018, the Company had a total remaining authorization of $4.5 billion to repurchase its common stock related to a program authorized by the Company's Board of Directors in 2018 for $8.0 billion. In the second quarter of 2019, the Company's Board of Directors authorized an additional program to repurchase up to $15.0 billion of the Company's common stock. At June 30, 2019, the Company had a total remaining authorization of $14.2 billion to repurchase its common stock. The Company has continued to make repurchases of its common stock in the third quarter of 2019 and may continue to make repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any repurchase of common stock and the amount of common stock repurchased will be determined at the Company's discretion. Additionally, the Board of Directors has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities during the three and six months ended June 30, 2019 and 2018, respectively (in millions, except for shares):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	1,433,726	$2,590	559,910	$1,173	2,981,809	$5,325	873,986	$1,785
General authorization for shares withheld on stock award vesting	8,714	16	12,664	26	79,419	137	71,707	146
Total	1,442,440	$2,606	572,574	$1,199	3,061,228	$5,462	945,693	$1,931

Stock repurchases of $44 million in June 2019 were settled in July 2019. Stock repurchases of $74 million in December 2018 were settled in January 2019.

For the six months ended June 30, 2019 and 2018, the Company remitted employee withholding taxes of $136 million and $145 million, respectively, to the tax authorities, which is different from the aggregate cost of the shares withheld for taxes for each period due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Unaudited Consolidated Statements of Cash Flows.

At June 30, 2019, there were 20,378,354 shares of the Company's common stock held in treasury.

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

The Company's effective tax rates for the three and six months ended June 30, 2019 were 18.9% and 19.8%, respectively, compared to 19.2% for both the three and six months ended June 30, 2018. The Company's 2019 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below), partially offset by the effect of higher international tax rates. The Company's 2018 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax, U.S. state tax rate changes that resulted in a net decrease to deferred tax liabilities associated with acquired intangible assets, and excess tax benefits recognized from the vesting of equity awards, partially offset by the effect of higher international tax rates and U.S. federal and state tax associated with the Company's international earnings resulting from the introduction of the Tax Act.

The Company's effective tax rate was lower for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily as a result of lower U.S. federal and state tax associated with the Company’s current year international earnings resulting from the introduction of the Tax Act and lower discrete tax charges related to unrealized gains on equity securities, partially offset by lower U.S. state tax rate change benefits on deferred tax liabilities associated with acquired intangible assets.

The Company's effective tax rate was higher for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily as a result of higher discrete tax charges related to unrealized gains on equity securities and lower excess tax benefits recognized from the vesting of equity awards, partially offset by lower U.S. federal and state tax associated with the Company’s current year international earnings resulting from the introduction of the Tax Act.

During the three and six months ended June 30, 2019 and 2018, a substantial majority of the Company's income was generated in the Netherlands, where Booking.com is based. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 7% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings during the three and six months ended June 30, 2019 and 2018 qualified for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rates for those periods.

12.                                      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The table below provides the balances for each classification of accumulated other comprehensive loss at June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019	December 31, 2018
Foreign currency translation adjustments, net of tax (1)	$(157)	$(129)
Net unrealized losses on debt securities, net of tax (2)	(73)	(187)
Accumulated other comprehensive loss	$(230)	$(316)

(1) Foreign currency translation adjustments, net of tax, at June 30, 2019 and December 31, 2018, included accumulated net losses from fair value adjustments of $35 million after tax ($53 million before tax) associated with previously settled derivatives that were designated as net investment hedges.

Foreign currency translation adjustments, net of tax, included foreign currency transaction gains of $1 million after tax ($15 million before tax) and foreign currency transaction losses of $26 million after tax ($20 million before tax) at June 30, 2019 and December 31, 2018, respectively, associated with the Company's Euro-denominated debt that is designated as a hedge against the impact of currency fluctuations on the net assets of a Euro functional currency subsidiary (see Note 9).

The remaining balance in foreign currency translation adjustments relates to the cumulative impacts of currency fluctuations on the Company's non-U.S. Dollar functional currency subsidiaries' net assets. At June 30, 2019 and December 31, 2018, the Company had deferred tax benefits of $56 million and $41 million, respectively, related to foreign currency translation adjustments to its one-time deemed repatriation tax liability recorded at December 31, 2017 and foreign earnings for periods after December 31, 2017 that are subject to U.S. federal and state income tax, resulting from the introduction of the Tax Act.

(2)       Net unrealized losses on debt securities, net of tax, includes cumulative tax charges of $66 million and $30 million at June 30, 2019 and December 31, 2018, respectively.

13.                                      COMMITMENTS AND CONTINGENCIES

Competition and Consumer Protection Reviews

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

NCAs or other governmental authorities are continuing to review the activities of online platforms, including through the use of consumer protection powers. In October 2017, the United Kingdom's NCA (the Competition and Markets Authority, or CMA) launched a consumer protection law investigation into the clarity, accuracy and presentation of information on hotel booking sites with a specific focus on the display of search results (e.g., ranking), claims regarding discounts, methods of "pressure selling" (such as allegedly creating false impressions regarding room availability) and failure to disclose hidden charges.  In connection with this investigation, Booking.com, agoda and KAYAK, along with a number of other OTCs, voluntarily agreed to certain commitments with the CMA addressing its concerns in resolution of this investigation, which will take effect on September 1, 2019. Among other things, the commitments provided to the CMA include showing prices inclusive of all mandatory taxes and charges, providing information about the effect of money earned on search result rankings on or before the search results page and making certain adjustments to how discounts and statements concerning popularity or availability are shown to consumers. The CMA has stated that it expects all participants in the online travel market to adhere to the same standards, regardless of whether they formally signed the commitments. The commitments conclude the CMA's investigation without finding an infringement or an admission of wrongdoing of the OTCs involved. The Company is unable to predict what, if any, effect the commitments made to the CMA, will have on its business, industry practices or online commerce more generally.

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

Tax Matters

French tax authorities conducted an audit of Booking.com for the years 2003 through 2012. They are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income and value-added taxes. In December 2015, the French tax authorities issued Booking.com assessments related to those tax years for approximately 356 million Euros, the majority of which would represent penalties and interest. The Company believes that Booking.com has been, and continues to be, in compliance with French tax law, and the Company is contesting the assessments. The Company has not recorded a liability in connection with these assessments. In December 2018, the French tax authorities issued a formal demand for payment of the amounts assessed. As a result, in January 2019, the Company paid the assessments of approximately 356 million Euros ($403 million) in order to preserve its right to contest the assessments in court, which is included in "Other assets" in the Consolidated Balance Sheet at June 30, 2019. Such payment does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent the Company prevails. If the Company is unable to resolve the matter with the French tax authorities, the Company plans to challenge the assessments in the French courts. The French tax authorities have begun a similar audit of the tax years 2013 through 2015 and recently extended the audit to include the years 2016 through 2018, both of which could result in additional assessments.

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

During the second quarter 2019, the Company identified the nonpayment in prior periods of a wage-related tax under Netherlands' law on compensation paid to certain highly-compensated former employees in the year of their separation from employment with Booking.com.  The Company has informed the Dutch tax authorities of the nonpayment and, to correct this immaterial error, has accrued a liability of $66 million (before tax) based on the Company's estimate of the probable tax owed for prior tax years, including interest (but not including any potential penalties, which cannot reasonably be estimated).  This expense is recorded in "Personnel" expenses in the Unaudited Consolidated Statements of Operations for the three and six months periods ended June 30, 2019.

In July 2019, France signed into law a 3% digital services tax to be applied retroactively as of January 1, 2019. The Company estimates that its liability for this digital services tax for the first six months of 2019 is approximately $15 million. The expense will be recorded in the third quarter of 2019.

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

Liability associated with the Earnout Arrangement for Business Acquisition

At December 31, 2018, the Company's Consolidated Balance Sheet included a liability of $28 million for contingent consideration related to a business acquisition in 2015. The fair value of the liability, which had been considered a "Level 3" fair value measurement (see Note 6), was based upon probability-weighted average payments for specific performance factors from the acquisition date through the performance period which ended on March 31, 2019. In the second quarter of 2019, the Company paid $37 million to settle this liability.

Building Construction

In September 2016, the Company signed a turnkey agreement to construct an office building for Booking.com’s headquarters in the Netherlands for 270 million Euros. Upon signing this agreement, the Company paid 43 million Euros for the acquired land-use rights, which was included in “Other assets” in the Consolidated Balance Sheets for periods prior to January 1, 2019. The land-use rights were reclassified from "Other assets" to "Operating lease assets" on January 1, 2019 as part of the adoption of ASC 842, Leases (see Note 1). In addition, since signing the turnkey agreement the Company has made several progress payments principally related to the construction of the building, which are included in "Property and equipment, net" in the Consolidated Balance Sheets. At June 30, 2019, the Company has a remaining obligation of 139 million Euros ($159 million) related to the building construction, which will be paid through 2021, when the Company anticipates construction will be complete.
In addition to the turnkey agreement, the Company has a remaining obligation at June 30, 2019 to pay 72 million Euros ($83 million) over the remaining term of the acquired land lease. The Company will also make additional capital expenditures to fit out and furnish the office space.
Other Contractual Obligation

In 2018, the Company signed an agreement for a lease related to approximately 222,000 square feet of office space in the city of Manchester in the United Kingdom for the headquarters of Rentalcars.com. The Company's obligation to execute the lease is conditional upon the lessor completing certain activities, which are expected to be completed in 2021. If these activities are completed, the lease will commence for a term of approximately 13 years and the Company will have a lease obligation of approximately 65 million British Pounds Sterling ($83 million), excluding lease incentives. The Company will also make capital expenditures to fit out and furnish the office space.

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

Trends

Over the last several years, we have experienced significant growth in our accommodation reservation services. We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the widespread adoption of mobile devices and the growth of travel overall. We also believe this growth is the result of the continued innovation and execution by our teams around the world to increase the number and the variety of accommodations we offer our consumers, increase and improve content, build distribution and improve the consumer experience on our online platforms, as well as consistently and effectively marketing our brands through performance and brand marketing efforts. These year-over-year growth rates have generally decelerated. Given the size of our accommodation reservation business, we expect that our year-over-year growth rates will generally continue to decelerate, though the rate of deceleration may fluctuate and there may be periods of acceleration from time to time.

We are a global business, and online travel growth rates vary across the world depending on numerous factors, including local and regional economic conditions, individual disposable income, access to the internet and adoption of e-commerce. Online travel growth rates have generally slowed in markets such as North America and Europe where online activity is high and consumers have been engaging in e-commerce transactions for many years, while online travel growth rates remain relatively high in markets such as Asia-Pacific where incomes are rising more quickly and the increased availability and use of mobile devices has accelerated the growth of internet usage and travel e-commerce transactions. Over the long-term, we expect online travel growth rates to slow as markets continue to mature. However, we believe that the opportunity to continue to grow our business exists for the markets in which we operate, including in both mature and fast-growing markets. Further, we believe that this opportunity for growth exists because we believe we provide significant value to travel service providers, regardless of size or geography, due to our brands' global reach and online marketing expertise. For example, we believe that accommodation providers of all sizes, from large hotel chains to small, independent hotels and alternative accommodations such as homes and apartments, benefit from using our services, which enable them to reach a broader audience of potential customers.

Our growth has primarily been generated by our worldwide accommodation reservation service brand, Booking.com, which is our most significant brand, and has been due, in part, to the availability of a large and growing number of properties through Booking.com. Booking.com included approximately 2,376,000 properties on its website at June 30, 2019, consisting of approximately 438,000 hotels, motels and resorts and approximately 1,938,000 homes, apartments and other unique places to stay, compared to approximately 1,925,000 properties (including approximately 425,000 hotels, motels and resorts and approximately 1,500,000 homes, apartments, and other unique places to stay) at June 30, 2018. Booking.com categorizes properties listed on its website as either (a) hotels, motels and resorts, which groups together more traditional accommodation types (including hostels and inns), or (b) homes, apartments and other unique places to stay, also referred to as alternative accommodations, which encompasses all other types of accommodations, including bed and breakfasts, villas, apart-hotels and beyond.

We intend to continue to invest in adding accommodations available for reservation on our platforms, such as hotels, motels, resorts, homes, apartments and other unique places to stay, however the growth rate of our accommodations may vary in part as a result of removing accommodations from our platforms from time to time. Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because alternative accommodations are often either a single unit or a small collection of independent units, these properties generally represent more limited booking opportunities than hotels, motels and resorts, which generally have more units to rent per property. Further, alternative accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors or may not be available at peak times due to use by the property owners. We may also experience lower profit margins with respect to these properties due to certain additional costs, such as increased customer service costs, related to offering these accommodations on our platforms. As our alternative accommodation business has increased, these different characteristics have negatively impacted our profit margins and we expect this trend to continue. Further, to the extent these properties represent an increasing percentage of the properties added to our platforms, we expect that our room nights growth rate and property growth rate will continue to diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of alternative accommodation properties increases, the number of reservations per property will likely continue to decrease. We believe that continuing to expand the number and variety of accommodations available through our services, in particular Booking.com, will help us to continue to grow our accommodation reservation business.

As part of our strategy to provide more payment options to consumers and travel service providers, increase the number and variety of accommodations available on Booking.com and enable the growth of our in-destination activities businesses, Booking.com is increasingly processing transactions on a merchant basis, where it receives payments on behalf of customers. This allows Booking.com to process transactions for travel service providers and to increase its ability to offer secure and flexible transaction terms to consumers, such as the form and timing of payment. We believe that adding these types of service offerings will benefit our customers and partners, as well as our gross bookings, room night and earnings growth rates. However, this results in additional expenses for personnel, payment processing, customer chargebacks (including those related to fraud) and other expenses related to these transactions, which are recorded in "Personnel" and "Sales and other expenses" in our Unaudited Statements of Operations, as well as associated incremental revenues in the form of credit card rebates, for example, which are recorded in "Merchant revenues." As this business continues to grow, we expect these expenses to continue to increase, which would negatively impact our operating margins despite increases in associated incremental revenues. Components of revenues and expenses related to our merchant business may be recognized in different periods. These timing factors could impact our operating margins as well as the relationship between our gross bookings and revenue in a particular period, especially as our merchant business increases as a percentage of our overall business.

We compete globally with both online and traditional providers of travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, constantly evolving and subject to rapid change, and current and new competitors can launch new services at relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have significantly more customers or users, consumer data and financial and other resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market and has grown rapidly in this area, including by offering a flight meta-search product (Google Flights), a hotel meta-search product (Google Hotel Ads), its "Book on Google" reservation functionality and integrating its hotel meta-search product into its Google Maps app, as well as Google Travel, a planning tool which aggregates its flight, hotel and packages products in one website. Our markets are also subject to rapidly changing conditions, including technological developments, consumer behavior changes, regulatory changes and travel service provider consolidation. We expect these trends to continue. For example, we have experienced a significant shift of both direct and indirect business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. In addition, the revenue earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay, have lower accommodation average daily rates ("ADRs") and are not made as far in advance. For more detail regarding the competitive trends and risks we face, see Part II Item 1A Risk Factors - "Intense competition could reduce our market share and harm our financial performance." and "Consumer adoption and use of mobile devices creates challenges and may enable device companies such as Google and Apple to compete directly with us." and "We may not be able to keep up with rapid technological or other market changes."
Although we believe that providing an extensive collection of properties, excellent customer service and an intuitive, easy-to-use consumer experience are important factors influencing a consumer's decision to make a reservation, for many consumers, particularly in certain markets, the price of the travel service is the primary factor determining whether a consumer will book a reservation. As a result, it is increasingly important to offer travel services, such as accommodation reservations, at competitive prices, whether through discounts, coupons, closed-user group rates or loyalty programs, or otherwise. These initiatives may result in lower ADRs and lower revenue as a percentage of gross bookings. Discounting and couponing coupled with a high degree of consumer shopping behavior is particularly common in Asian markets. In some cases, our competitors are willing to make little or no profit on a transaction, or offer travel services at a loss, in order to gain market share.

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Historically our performance marketing expenses have increased significantly, however, more recently, we have experienced more moderate growth rates, a trend we expect to continue. Our performance marketing expense is primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our websites. More recently, growth of some of these channels has slowed. Performance marketing expenses were $2.2 billion for both the six months ended June 30, 2019 and June 30, 2018. We also invested $338 million and $225 million in brand marketing for the six months ended June 30, 2019 and 2018, respectively, primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook), online display advertising and other brand marketing. We intend to continue a strategy of promoting brand awareness through both online and offline marketing efforts, including by expanding brand campaigns into additional markets, which we expect will increase our brand marketing expenses over time. We have observed increased brand marketing by OTCs, meta-search services and travel service providers, which may make our brand marketing efforts more expensive and less effective.

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

Perceived or actual adverse economic conditions, including slow, slowing or negative economic growth, high or rising unemployment rates, inflation and weakening currencies, and concerns over government responses such as higher taxes or tariffs and reduced government spending, could impair consumer spending and adversely affect travel demand. Further, political uncertainty, conditions or events, such as the United Kingdom's decision to leave the European Union ("Brexit"), including uncertainty or delays in the implementation of Brexit and other political concerns can also negatively affect consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates, increased cancellation rates and weaker trends in ADRs across many regions of the world, particularly in those countries that appear to be most affected by economic and political uncertainties, which we believe are due at least in part to these macro-economic conditions and concerns. For more detail, see Part II Item 1A Risk Factors - "Declines or disruptions in the travel industry could adversely affect our business and financial performance."

These and other macro-economic uncertainties, such as geopolitical tensions and differing central bank monetary policies, have led to significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling and other currencies. Significant fluctuations in currency exchange rates, stock markets and oil prices can also impact consumer travel behavior.

As noted earlier, our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in currency exchange rates as the financial results and the financial condition of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. As a result, both the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars are affected by currency exchange rate changes. Our foreign-currency-denominated gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars are lower for the three and six months ended June 30, 2019 than they would have been had foreign exchange rates remained where they were in the corresponding periods in 2018.  For example, total revenues from our international businesses increased by 9.9% and 4.1% for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, respectively, but, without the impact of changes in currency exchange rates, grew year-over-year on a constant-currency basis by approximately 15% and 10%, respectively. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. Historically, the aggregate principal value of our Euro-denominated debt and accrued interest thereon had provided a hedge against the impact of currency exchange rate fluctuations on the net assets of one of our Euro functional currency subsidiaries. We dedesignated a portion of this hedge in the second quarter of 2019. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as hedging instruments for accounting purposes are recognized in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations (see Note 6 to our Unaudited Consolidated Financial Statements). For more information, see Part II Item 1A Risk Factors - "We are exposed to fluctuations in currency exchange rates."

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

Many national governments have conducted or are conducting investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. Some countries have adopted or proposed legislation that could also affect business practices within the online travel industry. For example, France and Italy, among others, have adopted legislation making all price parity agreements illegal and similar legislation is under consideration in other countries. Also, a number of governments are investigating or conducting information-gathering exercises with respect to compliance by OTCs with consumer protection laws, including practices related to the display of search results and search ranking algorithms, claims regarding discounts, disclosure of charges and availability, and similar messaging. For more information on these investigations and their potential effects on our business, see Note 13 to our Unaudited Consolidated Financial Statements and Part II Item 1A Risk Factors - "Our business is subject to various competition, anti-trust, consumer protection and online commerce laws, rules and regulations around the world, and as the size of our business grows, the scrutiny of legislators and regulators in these areas may intensify." In addition to the price parity and consumer protection investigations, from time to time national competition authorities, other governmental agencies, trade associations and private parties take legal actions, including commencing legal proceedings, that may affect our operations.  In general, increased regulatory focus on online businesses, including online travel businesses like ours, could result in increased compliance costs or otherwise adversely affect our business.

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

For several years, we experienced an expansion of the booking window (the average time between the making of a travel reservation and the travel), which impacts the relationship between our gross bookings (recognized at the time of booking) and our revenues (recognized at the time of check-in).  However, we saw a contraction of the booking window throughout 2018 and in the first half of 2019. Future changes in the length of the booking window will affect the degree to which our gross bookings and revenues occur in the same period and, as a result, whether our gross bookings growth rates and revenue growth rates converge or diverge.

In addition, the date on which certain holidays fall can have an impact on our quarterly results.  For example, in 2019, Easter fell on April 21 and Easter-related travel began in the second quarter, when the associated revenue was recognized. By comparison, in 2018, Easter was on April 1 and a meaningful amount of Easter-related travel began in the week leading up to the holiday with the associated revenue being recognized in the first quarter of 2018.  As a result of the shift in Easter timing relative to 2018, our first quarter 2019 year-over-year growth rates in revenue, operating income and operating margins were negatively impacted and our second quarter 2019 year-over-year growth rates were positively impacted.  The timing of other holidays such as Ramadan can also impact our quarterly year-over-year growth rates.

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

Other Factors

We believe that our future success depends in large part on our ability to continue to profitably grow our brands worldwide, and, over time, to offer other travel and travel-related services. Factors beyond our control, such as oil prices, stock market volatility, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, fires, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Zika and MERS, political instability, changes in economic conditions, wars and regional hostilities, imposition of taxes, tariffs or surcharges by regulatory authorities, changes in trade policies or trade disputes, changes in immigration policies or travel-related accidents, can disrupt travel, limit the ability or willingness of travelers to visit certain locations or otherwise result in declines in travel demand. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our business and results of operations. See Part II Item 1A Risk Factors - "Declines or disruptions in the travel industry could adversely affect our business and financial performance."

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

Results of Operations
Three and Six Months Ended June 30, 2019 compared to the Three and Six Months Ended June 30, 2018

We evaluate certain operating and financial measures on both an as-reported and constant-currency basis. We calculate constant currency by converting our current-year period financial results for transactions recorded in currencies other than U.S. Dollars using the corresponding prior-year period monthly average exchange rates rather than the current-year period monthly average exchange rates.

Operating and Statistical Metrics

Our financial results are driven by certain operating metrics that encompass the booking and other business activity generated by our travel and travel-related services.  Specifically, reservations of accommodation room nights, rental car days and airline tickets capture the volume of units booked through our OTC brands by our travel reservation services customers.  Gross bookings is an operating and statistical metric that captures the total dollar value, generally inclusive of taxes and fees, of all travel services booked through our OTC brands by our customers, net of cancellations, and is widely used in the travel business. Our non-OTC brands (KAYAK and OpenTable) have different business metrics from those of our OTC brands, and therefore, search queries through KAYAK and restaurant reservations through OpenTable do not contribute to our gross bookings.

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the three and six months ended June 30, 2019 and 2018 were as follows (numbers may not total due to rounding):

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2019	2018	Change	2019	2018	Change
Agency	$18,638	$19,090	(2.4)%	$38,316	$39,666	(3.4)%
Merchant	6,401	4,807	33.2%	12,133	9,240	31.3%
Total	$25,039	$23,896	4.8%	$50,449	$48,906	3.2%

Gross bookings increased by 4.8% and 3.2% for the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018 (growth on a constant-currency basis was approximately 10% and 9%, respectively), primarily due to growth of 11.8% and 11.1%, respectively, in accommodation room night reservations, partially offset by the negative impact of foreign exchange rate fluctuations and a decrease in accommodation ADRs on a constant-currency basis of approximately 1%. We believe that unit growth rates and growth in total gross bookings on a constant-currency basis, which excludes the impact of foreign exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

Agency gross bookings are derived from travel-related transactions where we do not facilitate payments from travelers for the travel services provided. Agency gross bookings decreased by 2.4% and 3.4% for the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018, almost entirely due to a decrease in gross bookings from agency accommodation room night reservations at Booking.com, partially resulting from the growth of its merchant accommodation reservation services as well as the aforementioned negative impact of foreign exchange rate fluctuations.

Merchant gross bookings are derived from services where we facilitate payments from travelers for the travel services provided. Merchant gross bookings increased by 33.2% and 31.3% for the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018, almost entirely due to growth in gross bookings from our merchant accommodation reservation services at Booking.com and agoda, partially offset by the aforementioned negative impact of foreign exchange rate fluctuations. Booking.com has been expanding its merchant accommodation reservation services to, among other reasons, provide more payment options to consumers and travel service providers, increase the number and variety of accommodations available on Booking.com and enable the growth of our in-destination activities businesses.

Accommodation room nights, rental car days and airline tickets reserved through our services for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2019	2018	Change	2019	2018	Change
Room nights	213	191	11.8%	430	387	11.1%
Rental car days	21	21	1.2%	40	40	—%
Airline tickets	2	2	2.4%	4	4	3.4%

Accommodation room night reservations increased by 11.8% and 11.1% for the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018, primarily due to our investments in increasing the accommodation choices we offer our consumers, marketing and providing a continuously improving consumer experience, as well as the overall growth in the travel industry and the ongoing shift from offline to online for travel bookings. The increases for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, were also positively impacted by a decrease in cancellation rates and low growth rate experienced in June 2018.

Rental car day reservations increased by 1.2% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, and were flat for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due to an increase in international rental car day reservations, almost entirely offset by a decrease in U.S. rental car day reservations primarily as a result of rental car supply constraints.

Airline ticket reservations increased by 2.4% and 3.4% for the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018, due to the growth of priceline's vacation packages product.

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

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2019	2018	Change	2019	2018	Change
Agency revenues	$2,607	$2,567	1.6%	$4,556	$4,680	(2.6)%
Merchant revenues	959	710	35.0%	1,562	1,236	26.3%
Advertising and other revenues	284	260	9.2%	569	549	3.7%
Total revenues	$3,850	$3,537	8.9%	$6,687	$6,465	3.4%

Total revenues for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, respectively, increased by 8.9% and 3.4% (growth on a constant-currency basis was approximately 14% and 9%, respectively). Revenue growth for the three months ended June 30, 2019 was positively impacted by the timing of Easter falling later in April in 2019 versus in 2018 as discussed above, which resulted in Easter-related revenue being recognized in the second quarter of this year, as compared to being largely recognized in the first quarter in the prior year. Substantially all of the year-over-year increase for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, was related to revenues from our accommodation reservation services.

Agency revenues increased by 1.6% for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, due primarily to the positive impact of Easter falling later in the second quarter in 2019 as compared to in 2018. Agency revenues decreased by 2.6% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, almost entirely due to decreased gross bookings from agency accommodation room night reservations at Booking.com, partially resulting from the growth of its merchant accommodation reservation services.

Merchant revenues for the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, respectively, increased by 35.0% and 26.3% primarily due to the increases in merchant accommodation reservation services. Merchant revenues for the three months ended June 30, 2019 benefited from an adjustment of $53 million in the second quarter of 2019.  The $53 million adjustment was due to a correction in the timing of recognizing a component of merchant revenues, which was previously deferred in the first quarter of 2019. Booking.com has been expanding its merchant accommodation reservation services to, among other reasons, provide more payment options to consumers and travel service providers, increase the number and variety of accommodations available on Booking.com and enable the growth of our in-destination activities businesses.

Advertising and other revenues increased by 9.2% and 3.7% for the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018, primarily due to the inclusion of approximately $16 million and $32 million in revenue related to HotelsCombined, which was acquired in November 2018, in the three and six months ended June 30, 2019, respectively, and increased diner reservation revenues at OpenTable. The increase in advertising and other revenues for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was negatively impacted by an increase in revenues in 2018 resulting from the reduction of $27 million in OpenTable's loyalty program liability in the first quarter of 2018.

Total revenues as a percentage of gross bookings was 15.4% for the three months ended June 30, 2019, as compared to 14.8% for the three months ended June 30, 2018. The increase is due primarily to the impact of Easter falling later in April as well as the $53 million favorable adjustment in the second quarter of 2019 due to a correction in the timing of recognizing a component of merchant revenues, which was previously deferred in the first quarter of 2019. Total revenues as a percentage of gross bookings was 13.3% for the six months ended June 30, 2019, as compared to 13.2% for the six months ended June 30, 2018.

Our international businesses accounted for $3.4 billion and $5.9 billion of our total revenues for the three and six months ended June 30, 2019, respectively, which increased by 9.9% and 4.1%, respectively, compared to the three and six months ended June 30, 2018 (growth on a constant-currency basis was approximately 15% and 10%, respectively). Total revenues attributable to our U.S. businesses increased by 0.7% for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. Total revenues attributable to our U.S. businesses decreased by 1.3% for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, due primarily to the reduction of $27 million in OpenTable's loyalty program liability in the first quarter of 2018.

Operating Expenses

Marketing

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2019	2018	Change	2019	2018	Change
Performance marketing	$1,192	$1,142	4.4%	$2,222	$2,248	(1.2)%
% of Total revenues	31.0%	32.3%		33.2%	34.8%

Brand marketing	$175	$124	41.0%	$338	$225	50.0%
% of Total revenues	4.5%	3.5%		5.0%	3.5%

We rely on performance marketing channels to generate a significant amount of traffic to our websites. Performance marketing expenses consist primarily of the costs of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) other performance-based marketing and incentives. For the three months ended June 30, 2019, performance marketing expenses increased compared to the three months ended June 30, 2018, to generate increased gross bookings and revenues. For the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, performance marketing expense growth was negatively impacted by foreign exchange rate fluctuations and slowing growth in performance marketing channels. We adjust our performance marketing spend based on our growth and profitability objectives and the expected performance of our performance marketing channels. Performance marketing expense as a percentage of total revenues for the three and six months ended June 30, 2019 decreased, compared to the three and six months ended June 30, 2018, due to changes in the share of traffic by channel, primarily related to an increase in the share of direct traffic, and the timing of booking versus travel. We recognize the substantial majority of our performance marketing expenses as they are incurred, which is typically in the quarter in which the associated reservations are booked. In contrast, we generally do not recognize revenue from these reservations until the travel begins, which can be in a quarter other than when the reservations are booked.

Brand marketing expenses consist primarily of television advertising, online video advertising (including the airing of our television advertising online) and online display advertising, as well as other marketing spend such as public relations, sponsorships and trade shows. For the three and six months ended June 30, 2019, brand marketing expenses increased by 41.0% and 50.0%, compared to the three and six months ended June 30, 2018, respectively, primarily due to increased brand marketing expenses at Booking.com in order to increase brand awareness and grow the number of customers that come directly to the Booking.com platforms.

Sales and Other Expenses

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2019	2018	Change	2019	2018	Change
Sales and other expenses	$248	$203	22.1%	$463	$369	25.4%
% of Total revenues	6.5%	5.8%		6.9%	5.7%

Sales and other expenses consist primarily of: (1) credit card and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) provisions for customer chargebacks associated with merchant transactions; (4) provisions for bad debt, primarily related to agency accommodation commission receivables; and (5) customer relations costs. For the three and six months ended June 30, 2019, sales and other expenses, which are substantially variable in nature, increased compared to the three and six months ended June 30, 2018, due primarily to increases in our merchant transaction volumes, partially offset by lower chargeback expense.

Personnel

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2019	2018	Change	2019	2018	Change
Personnel	$619	$522	18.5%	$1,120	$1,021	9.6%
% of Total revenues	16.1%	14.8%		16.7%	15.8%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes, and employee health and other benefits. Personnel expenses increased during the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, due to an accrual of $66 million recorded in the second quarter of 2019 to correct an immaterial error related to the nonpayment in prior periods of a wage-related tax under Netherlands' law on compensation paid to certain highly-compensated former employees in the year of their separation from employment with Booking.com. The increases were also the result of increases in aggregate salaries of $32 million and $57 million, respectively, related to headcount growth to support our businesses, largely offset by lower bonus expenses. Stock-based compensation expense was $79 million and $153 million for the three and six months ended June 30, 2019, respectively, compared to $75 million and $146 million for the three and six months ended June 30, 2018, respectively. Headcount increased, primarily in the areas of customer service and information technology to support transaction growth and various business initiatives, such as alternative accommodations, marketing, payments and in-destination experiences.

General and Administrative

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2019	2018	Change	2019	2018	Change
General and administrative	$180	$159	13.8%	$371	$322	15.6%
% of Total revenues	4.7%	4.5%		5.5%	5.0%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) personnel-related expenses such as travel, relocation, recruiting and training expenses; and (3) fees for outside professionals, including litigation expenses. General and administrative expenses increased during the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, due to increased professional fees, higher occupancy and office expenses and personnel-related expenses associated with increased headcount to support the expansion of our international businesses. For the six months ended June 30, 2019, general and administrative expenses were also impacted by a $9 million increase in the fair value of the liability associated with the earnout arrangement for a 2015 acquisition.

Information Technology

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2019	2018	Change	2019	2018	Change
Information technology	$70	$59	19.2%	$135	$119	13.3%
% of Total revenues	1.8%	1.7%		2.0%	1.8%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) data center and cloud costs; (3) payments to outside consultants; and (4) data communications and other expenses associated with operating our services. Information technology expenses increased during the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, due primarily to increased data center and cloud costs, as well as increased software license fees.

Depreciation and Amortization

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2019	2018	Change	2019	2018	Change
Depreciation and amortization	$119	$107	11.3%	$235	$210	12.0%
% of Total revenues	3.1%	3.0%		3.5%	3.2%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation of computer equipment; (3) depreciation of internally developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. Depreciation and amortization expenses increased during the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, primarily as a result of increases of $6 million and $13 million, respectively, in data center equipment depreciation expenses and $5 million and $10 million, respectively, of internally developed software depreciation expenses due to higher capital expenditures and capitalized software development costs to support growth and geographic expansion.

Other Income (Expense)

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2019	2018	Change	2019	2018	Change
Interest income	$34	$46	(23.9)%	$69	$93	(25.1)%
Interest expense	(68)	(65)	4.8%	(134)	(135)	(0.8)%
Net unrealized gains on marketable equity securities	17	21	(23.6)%	468	76	512.3%
Foreign currency transactions and other	(23)	(13)	58.7%	(31)	(22)	35.7%
Total	$(40)	$(11)	226.5%	$372	$12	3353.6%

Interest income decreased for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, primarily due to lower average invested balances and lower yields.

Net unrealized gains on marketable equity securities for the three and six months ended June 30, 2019 were related to our equity investments in Ctrip.com International Ltd. ("Ctrip") and Meituan Dianping. Our investment in Meituan Dianping became classified as marketable equity securities as a result of its initial public offering in September 2018. Net unrealized gains on marketable equity securities for the three and six months ended June 30, 2018 were related to our equity investment in Ctrip. See Note 5 to our Unaudited Consolidated Financial Statements for further information.

Foreign currency transactions and other includes foreign currency gains or losses on derivative contracts, foreign currency transaction gains or losses, including costs related to foreign currency transactions, net realized gains or losses on investments and other income or expense. Foreign currency transaction losses, including costs related to foreign currency transactions, resulted in foreign currency losses of $34 million and $43 million for the three and six months ended June 30, 2019, respectively, and foreign currency losses of $13 million and $20 million for the three and six months ended June 30, 2018, respectively. Foreign currency transaction losses for the three and six months ended June 30, 2019 included $18 million related to the portion of our Euro-denominated debt that was not designated as a net investment hedge in the second quarter of 2019. In addition, foreign currency transactions and other included net realized gains of $10 million and $11 million for the three and six months ended June 30, 2019, respectively, and a net realized loss of $1 million for the six months ended June 30, 2018 from sales of investments in debt securities.

Income Taxes

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)
	2019	2018	Change	2019	2018	Change
Income tax expense	$228	$232	(1.5)%	$431	$378	14.2%
% of Earnings before income taxes	18.9%	19.2%		19.8%	19.2%

Our 2019 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below), partially offset by the effect of higher international tax rates. Our 2018 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax, U.S. state tax rate changes that resulted in a net decrease to deferred tax liabilities associated with acquired intangible assets and excess tax benefits recognized from the vesting of equity awards, partially offset by the effect of higher international tax rates and U.S. federal and state tax associated with our international earnings resulting from the introduction of the U.S. Tax Cuts and Jobs Act (the "Tax Act").

Our effective tax rate was lower for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily as a result of lower U.S. federal and state tax associated with the our current year international earnings resulting from the introduction of the Tax Act and lower discrete tax charges related to unrealized gains on equity securities, partially offset by lower U.S. state tax rate change benefits on deferred tax liabilities associated with acquired intangible assets.

Our effective tax rate was higher for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily as a result of higher discrete tax charges related to unrealized gains on equity securities and lower excess tax benefits recognized from the vesting of equity awards, partially offset by lower U.S. federal and state tax associated with our current year international earnings resulting from the introduction of the Tax Act.

A portion of Booking.com's earnings during the three and six months ended June 30, 2019 and 2018 qualified for Innovation Box Tax treatment under Dutch tax law, which had a significant beneficial impact on the Company's effective tax rates for those periods. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not innovative or for any other reason, would substantially increase our effective tax rate and adversely impact our results of operations. See Part II Item 1A Risk Factors - "We may not be able to maintain our 'Innovation Box Tax' benefit."

Liquidity and Capital Resources

At June 30, 2019, we had $11.4 billion in cash, cash equivalents and short-term and long-term investments, of which approximately $3.8 billion is held by our international subsidiaries and is denominated primarily in U.S. Dollars, Euros and, to a lesser extent, British Pounds Sterling and other currencies. Cash equivalents and short-term and long-term investments are comprised of U.S. and international corporate bonds, U.S. and international government securities, money market funds, time deposits and certificates of deposit, convertible debt securities and American Depositary Shares ("ADSs") of Ctrip, Meituan Dianping equity securities as well as our investments in private companies. Debt securities included $500 million of Ctrip convertible notes that were repaid on maturity in August 2019. See Notes 5 and 6 to the Unaudited Consolidated Financial Statements for further information.

At June 30, 2019, we had a remaining transition tax liability of $1.2 billion as a result of the Tax Act, which included $1.1 billion reported as "Long-term U.S. transition tax liability" and $103 million included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet. This liability will be paid over the next seven years. In accordance with the Tax Act, generally, future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by the Company.

In June 2015, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. The revolving credit facility provides for the issuance of up to $70 million of letters of credit as well as borrowings of up to $50 million on same-day notice, referred to as swingline loans. The proceeds of loans made under the facility will be used for working capital and general corporate purposes. We made several short-term borrowings under this revolving credit facility in 2019 totaling $400 million, all of which were repaid prior to June 30, 2019. At June 30, 2019, there were no borrowings outstanding and $5 million of letters of credit issued under the facility. See Note 9 to the Unaudited Consolidated Financial Statements for further information related to the revolving credit facility.

Our Convertible Senior Notes due June 2020 (the “2020 Notes”) are reported as current liabilities in the Consolidated Balance Sheet at June 30, 2019. The holders will have the right to convert all or any portion of the 2020 Notes at March 15, 2020 regardless of our stock price (see Note 9 to the Unaudited Consolidated Financial Statements).

During the six months ended June 30, 2019, we repurchased 3,061,228 shares of our common stock for an aggregate cost of $5.5 billion. At June 30, 2019, we had a remaining aggregate amount of $14.2 billion authorized by our Board of Directors to repurchase our common stock. We have continued to make repurchases of our common stock in the third quarter of 2019 and may continue to make additional repurchases of our common stock from time to time, depending on prevailing market conditions, alternate uses of capital and other factors.

In September 2016, we signed a turnkey agreement to construct an office building for Booking.com’s headquarters in the Netherlands for 270 million Euros. Upon signing this agreement, we paid 43 million Euros for the acquired land-use rights. In addition, since signing the turnkey agreement we have made several progress payments principally related to the construction of the building. At June 30, 2019, we have a remaining obligation of 139 million Euros ($159 million) related to the building construction, which will be paid through 2021, when we anticipate construction will be complete. In addition to the turnkey agreement, we have a remaining obligation at June 30, 2019 to pay 72 million Euros ($83 million) over the remaining term of the acquired land lease. We will also make additional capital expenditures to fit out and furnish the office space.
See Note 13 to the Unaudited Consolidated Financial Statements for further information related to our commitments and contingencies.
Cash Flow Analysis

Net cash provided by operating activities decreased by $353 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to the payment of $403 million in 2019 to French tax authorities in order to preserve our right to contest certain tax assessments in court (see Note 13 to our Unaudited Consolidated Financial Statements).

Net cash provided by operating activities for the six months ended June 30, 2019 was $1.9 billion, resulting from net income of $1.7 billion, a favorable impact from adjustments for non-cash items of $185 million and net favorable changes in working capital and other long-term assets and liabilities of $8 million. Non-cash items were principally associated with net unrealized gains on marketable equity securities, depreciation and amortization and stock-based compensation expense. For the six months ended June 30, 2019, prepaid expenses and other current assets increased by $584 million primarily related to the prepayments of Netherlands income taxes, net of utilization during the period, of $486 million by Booking.com to earn prepayment discounts and an increase in prepayments to suppliers of $97 million. For the six months ended June 30, 2019, accounts receivable increased by $523 million primarily related to increases in business volumes. For the six months ended June 30, 2019, accounts payable, accrued expenses and other current liabilities increased by $1.5 billion primarily related to growth in Booking.com's merchant transactions and increases in business volumes. Due to the typical seasonality of our business, our gross bookings and revenues are generally higher in the second quarter of the year than in the fourth quarter of the year which typically results in higher accounts receivable, deferred merchant bookings, accounts payable and accrued expenses at June 30 compared to December 31. Net change in other long-term assets and liabilities of $398 million was due to the increase in other long-term assets related to the payment of $403 million to French tax authorities in order to preserve our right to contest the assessments in court (see Note 13 to our Unaudited Consolidated Financial Statements).

Net cash provided by operating activities for the six months ended June 30, 2018 was $2.3 billion, resulting from net income of $1.6 billion, a favorable impact from adjustments for non-cash items of $355 million and net favorable changes in working capital and other long-term assets and liabilities of $350 million. Non-cash items were principally associated with depreciation and amortization, stock-based compensation expense and net unrealized gains on marketable equity securities. For the six months ended June 30, 2018, prepaid expenses and other current assets increased by $574 million, primarily related to the prepayments of Netherlands income taxes, net of utilization during the period, of $392 million to earn prepayment discounts, principally by Booking.com, and an increase in prepayments to suppliers of $113 million. For the six months ended June 30, 2018, accounts receivable increased by $392 million and accounts payable, accrued expenses and other current liabilities increased by $1.3 billion, primarily related to increases in business volumes.

Net cash provided by investing activities for the six months ended June 30, 2019 was $6.2 billion, principally resulting from the proceeds from sales and maturities of investments, net of purchases, of $6.4 billion. Net cash provided by investing activities for the six months ended June 30, 2018 was $1.8 billion, principally resulting from the proceeds from sales and maturities of investments, net of purchases, of $2.1 billion, partially offset by acquisitions and other investments, net of cash acquired, of $139 million.  Cash invested in the purchase of property and equipment was $199 million and $235 million in the six months ended June 30, 2019 and 2018, respectively. Cash invested in the purchase of property and equipment for the six months ended June 30, 2019 and 2018, respectively, included payments of $18 million and $41 million related to the turnkey agreement for constructing Booking.com's future headquarters.

Net cash used in financing activities was $5.5 billion for the six months ended June 30, 2019, resulting from payments for the repurchase of common stock of $5.5 billion. Net cash used in financing activities was $3.4 billion for the six months ended June 30, 2018, which primarily consisted of payments for the repurchase of common stock of $1.9 billion and payments for the conversion of Senior Notes of $1.5 billion.

Contingencies

French tax authorities conducted an audit of Booking.com for the years 2003 through 2012. They are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income and value-added taxes. In December 2015, the French tax authorities issued Booking.com assessments related to those tax years for approximately 356 million Euros, the majority of which would represent penalties and interest.  We believe that Booking.com has been, and continues to be, in compliance with French tax law and we are contesting the assessments. In December 2018, the French tax authorities issued a formal demand for payment of the amounts assessed. As a result, in January 2019, we paid the assessments of approximately 356 million Euros ($403 million) in order to preserve our right to contest the assessments in court, which is included in "Other assets" in the Consolidated Balance Sheet at June 30, 2019. Such payment does not constitute an admission that we owe the taxes and will be refunded (with interest) to us to the extent we prevail. If we are unable to resolve the matter with the French tax authorities, we plan to challenge the assessments in the French courts. The French tax authorities have begun a similar audit of the tax years 2013 through 2015 and recently extended the audit to include the years 2016 through 2018, both of which could result in additional assessments. See Part II Item 1A Risk Factors - "We may have exposure to additional tax liabilities."

Off-Balance Sheet Arrangements

At June 30, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We did not experience any material changes in interest rate exposures during the three and six months ended June 30, 2019. Fixed-rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available-for-sale investments in marketable debt securities assuming an adverse change of 100 basis points. A hypothetical 100 basis point (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $33 million and $126 million at June 30, 2019 and December 31, 2018, respectively. These hypothetical losses would only be realized if we sold the investments prior to their maturity. This amount excludes our investment in Ctrip.com International Ltd. ("Ctrip") senior convertible notes, which are more sensitive to the equity market price volatility of Ctrip's American Depositary Shares ("ADSs") than changes in interest rates. The fair value of our Ctrip senior convertible notes will most likely increase as the market price of Ctrip's ADSs increases and will likely decrease as the market price of Ctrip's ADSs falls.

At both June 30, 2019 and December 31, 2018, the outstanding aggregate principal amount of our debt was $8.8 billion. We estimate that the fair value of such debt was approximately $9.8 billion and $9.3 billion at June 30, 2019 and December 31, 2018, respectively. A substantial portion of the fair value of our debt in excess of the outstanding principal amount relates to the conversion premium on our outstanding convertible notes.

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

As a result of currency exchange rate changes, our foreign-currency-denominated gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars are lower for the three and six months ended June 30, 2019 than they would have been had foreign exchange rates remained where they were for the corresponding periods in 2018. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. Historically, the aggregate principal value of our Euro-denominated debt and accrued interest thereon had provided a hedge against the impact of currency exchange rate fluctuations on the net assets of one of our Euro functional currency subsidiaries. We dedesignated a portion of this hedge in the second quarter of 2019. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as hedging instruments for accounting purposes are recognized in "Foreign currency transactions and other" in Unaudited Consolidated Statements of Operations.

From time to time, we enter into foreign currency derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign currency translation risks for the Euro, the British Pound Sterling and certain other currencies versus the U.S. Dollar. At June 30, 2019 and December 31, 2018, there were no such outstanding derivative contracts. We also enter into foreign currency forward contracts to hedge our exposure to the impact of movements in currency exchange rates on our transactional balances denominated in currencies other than the functional currency. See Note 6 to the Unaudited Consolidated Financial Statements for further information.

We are exposed to equity price risk as it relates to changes in fair value of our investments in equity securities of publicly-traded companies and private companies.  The fair value of our investments in equity securities of publicly-traded companies and private companies, excluding certain investments classified as debt securities for accounting purposes, was $1.5 billion and $501 million, respectively, at June 30, 2019, and $1.0 billion and $501 million, respectively, at December 31, 2018.  These investments in private companies, excluding certain investments classified as debt securities for accounting purposes, are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. See Note 5 to the Unaudited Consolidated Financial Statements for further information. A hypothetical 10% decrease in the fair value of these investments at June 30, 2019 and December 31, 2018 will result in a loss of approximately $200 million and $150 million, respectively, being recognized in net income.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of material legal proceedings to which we are a party, and updates thereto, is included in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2019, and is incorporated into this Item 1 by reference thereto.

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

Perceived or actual adverse economic conditions, including slow, slowing or negative economic growth, high or rising unemployment rates, inflation and weakening currencies, and concerns over government responses such as higher taxes or tariffs, increased interest rates and reduced government spending, could impair consumer spending and adversely affect travel demand. Political uncertainty, conditions or events, such as the United Kingdom’s decision to leave the European Union ("Brexit"), including uncertainty or delays in the implementation of Brexit and other political concerns, can also negatively affect consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates, increased cancellation rates and weaker trends in accommodation average daily rates ("ADRs") across many regions of the world, particularly in those countries that appear to be most affected by economic and political uncertainties, which we believe are due at least in part to these macro-economic conditions and concerns. Economic or political disruptions could cause, contribute to or be indicative of deteriorating macro-economic conditions, which in turn could negatively affect travel to or from such countries or the travel industry in general and therefore have an adverse impact on our results of operations. While lower occupancy rates have historically resulted in accommodation providers increasing their distribution of accommodation reservations through third-party intermediaries such as us, our remuneration for accommodation reservation transactions changes proportionately with price, and therefore, lower ADRs generally have a negative effect on our accommodation reservation business and on our revenues and results of operations.

These and other macro-economic uncertainties, such as oil prices, geopolitical tensions and differing central bank monetary policies, have led to significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling and other currencies. Significant fluctuations in currency exchange rates, stock markets and oil prices can also impact consumer travel behavior. For example, although lower oil prices may lead to increased travel activity as consumers have more discretionary funds and airline fares decrease, declines in oil prices may be indicative of broader macro-economic weakness, which in turn could negatively affect the travel industry, our business and results of operations. Conversely, higher oil prices may result in higher airfares and decreased travel activity, which can negatively affect our business.

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

In addition, events beyond our control, such as oil prices, stock market volatility, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, fires, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as Ebola, Zika and MERS, political instability, changes in economic conditions, wars and regional hostilities, imposition of taxes, tariffs or surcharges by regulatory authorities, changes in trade policies or trade disputes, changes in immigration policies or travel-related accidents can disrupt travel, limit the ability or willingness of travelers to visit certain locations or otherwise result in declines in travel demand. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services, which can adversely affect our business and results of operations. Also, as European countries respond to an increased flow of migrants from the Middle East, travel between countries within the European Union and to and from the region could be subject to increased restrictions or the closing of borders, which could negatively impact travel to, from or within the European Union and adversely affect our business and results of operations. Certain jurisdictions, particularly in Europe, are considering regulations intended to address the issue of "overtourism," including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel to, or our ability to offer accommodations in, such markets, which could negatively impact our business, growth and results of operations. The United States has implemented or proposed, or is considering, various travel restrictions and actions that could affect U.S. trade policy or practices, which could also adversely affect travel to or from the United States. Future terrorist attacks, natural disasters, travel advisories or restrictions, health concerns, civil or political unrest or other events outside our control could disrupt our business and operations and adversely affect our results of operations.

Intense competition could reduce our market share and harm our financial performance.
We compete globally with both online and traditional travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, constantly evolving and subject to rapid change, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have significantly more customers or users, consumer data and financial and other resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market and has grown rapidly in this area, including by offering a flight meta-search product ("Google Flights"), a hotel meta-search product ("Google Hotel Ads"), its "Book on Google" reservation functionality and Google Travel, a planning tool that aggregates its flight, hotel and packages product in one website, and by integrating its hotel meta-search product into its Google Maps app. Additionally, Amazon has partnered with an Indian online travel agency to offer domestic flights on Amazon Pay India.

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

•
online accommodation search and/or reservation services, such as Airbnb, Vrbo (which is owned by Expedia Group), Tujia (in which Ctrip and Expedia Group hold investments) and Xiaozhu, currently focused primarily on alternative accommodations, including individually owned properties such as homes and apartments;

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

There has been a proliferation of new channels through which accommodation providers can offer reservations.  For example, companies such as Airbnb and Expedia Group offer services providing alternative accommodation property owners, particularly individuals, an online place to list their accommodations where travelers can search and book such properties and compete directly with our alternative accommodation services. In addition, Airbnb offers some hotel reservations through its online platforms, and has recently acquired HotelTonight. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its platform.  New travel-related services are frequently being introduced to the market. For example, Google’s recently launched Google Travel combines its hotel, flight and packages offerings into one website with trip-planning tools. Some of our competitors and potential competitors offer a variety of online services, such as food delivery, shopping, gaming or search services, many of which are used by consumers more frequently than online travel services. As a result, a competitor or potential competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost-effectively acquire customers for its online travel services than we can. For example, some competitors or potential competitors with more frequent online interactions with consumers are seeking to create "super-apps" where consumers can use many online services without leaving that company's app, in particular in markets such as Asia where online activity (including e-commerce) is conducted primarily through apps on mobile devices. If any of these platforms are successful in offering new travel-related services or services similar to ours to consumers who would otherwise use our platforms or if we are unable to offer our services to consumers within these super-apps, our customer acquisition efforts could be less effective and our customer acquisition costs, including our brand and performance marketing expenses, could increase, either of which would harm our business and results of operations.

Although we believe that providing an extensive collection of properties, excellent customer service and an intuitive, easy-to-use consumer experience are important factors influencing a consumer's decision to make a reservation, for many consumers, particularly in certain markets, the price of the travel service is the primary factor determining whether a consumer will book a reservation. As a result, it is increasingly important to offer travel services, such as accommodation reservations, at competitive prices, whether through discounts, coupons, closed-user group rates or loyalty programs, or otherwise. Discounting and couponing coupled with a high degree of consumer shopping behavior is particularly common in Asian markets. In some cases, our competitors are willing to make little or no profit on a transaction, or offer travel services at a loss, in order to gain market share. As a result, in certain markets we may need to provide discounts or other incentives in order to be competitive, which may make it difficult for us to maintain or grow market share and to maintain historical profit margins. These initiatives may also result in lower ADRs and lower revenues as a percentage of gross bookings. If we are unable to effectively compete in these markets, our market share, business and results of operations could be materially adversely affected.

Travel service providers, including hotel chains, rental car companies and airlines with which we conduct business, compete with us in online channels to drive consumers to their own platforms in lieu of third-party distributors such as us. Travel service providers may charge lower prices and, in some instances, offer advantages such as loyalty points or special discounts to members of closed user groups (such as loyalty program participants or consumers with registered accounts), any of which could make their offerings more attractive to consumers than our services. For example, many large hotel chains have instituted additional initiatives, such as increased discounting and incentives, to encourage consumers to book accommodations directly through their online platforms. We also offer various incentives to consumers and may need to offer additional or increased advantages to maintain or grow our reservation bookings, which adversely impacts our profit margins. Further, consolidation among travel service providers, such as Marriott International's acquisition of Starwood Hotels & Resorts in 2017, could result in lower rates of commission paid to OTCs, increased discounting and greater incentives for consumers to join closed user groups as such travel service providers expand their offerings. If we are not as effective as our competitors (including hotel chains) in offering discounted prices to closed user groups or if we are unable to entice members of our competitors' closed user groups to use our services, our ability to grow and compete and our results of operations could be harmed.

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
Volatility in foreign exchange rates and its impact on consumer behavior, which may differ across regions, make it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn makes it more difficult to manage our business and forecast our financial and operational performance.
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
Certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall profit margins as these markets increase in size over time. Although we intend to continue to invest in adding accommodations available for reservation on our platforms, such as hotels, motels, resorts, homes, apartments and other unique places to stay, the growth rate of our accommodations may vary in part as a result of removing accommodations from our platforms from time to time. Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because alternative accommodations are often either a single unit or a small collection of independent units, these properties generally represent more limited booking opportunities than hotels, motels and resorts, which generally have more units to rent per property. Further, alternative accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors or may not be available at peak times due to use by the property owners. We also experience lower profit margins with respect to alternative accommodation properties due to certain additional costs related to offering these accommodations on our platforms. As we increase our alternative accommodation business, these different characteristics negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our platforms, we expect that our room-night growth rate and property growth rate will continue to diverge over time (since each such alternative accommodation property has fewer booking opportunities). As a result of the foregoing, as the percentage of alternative accommodation properties increases, the number of reservations per property will likely continue to decrease.
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
We believe that the increase in the number of accommodation providers that participate on our platforms, and the corresponding access to accommodation room nights, has been a key driver of the growth of our accommodation reservation business. The growth in our accommodation bookings typically makes us an attractive source of consumer demand for our accommodation providers. However, accommodation providers may wish to limit the amount of business that flows through a single distribution channel. Also, certain jurisdictions, particularly in Europe, are considering regulations intended to address the issue of "overtourism," including by restricting accommodation offerings in city centers or near popular tourist destinations, such as by restricting construction of new hotels or the renting of homes or apartments. Such restrictions could also include limiting the number of tourists permitted to visit and stay near popular areas during peak seasons or as a general matter. As a result, we may experience constraints on the number of listings, or accommodation room nights, actually available to us, which could negatively impact our business, growth rate and results of operations.
The number of our employees worldwide has grown from approximately 9,500 at December 31, 2013 to approximately 26,850 at June 30, 2019, which growth is mostly comprised of hires by our international operations. We may not be able to hire, train, retain, motivate and manage required employees, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and administrative, legal, tax, internal control and financial reporting functions. Our current and planned employees, systems, procedures and controls may not be adequate to support and effectively manage this growth and increased complexity and our future operations, especially as we employ employees in multiple geographic locations around the world and increase the number and variety of our products and payment systems. The implementation of new information technology, payment, enterprise resource planning (ERP) or other systems could be disruptive and/or costly or we may experience difficulty successfully integrating new systems into existing systems or migrating to new systems from existing systems, any of which could adversely affect our business and results of operations.
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
We believe that a number of factors could cause consumers to increase their shopping activity before making a travel purchase. Increased shopping activity reduces our performance marketing efficiency and effectiveness because traffic becomes less likely to result in a reservation through our platforms, and such traffic is more likely to be obtained through paid performance marketing channels than through direct channels. Further, consumers may favor travel services offered by search or meta-search companies over OTCs, which could reduce traffic to our travel reservation platforms, increase consumer awareness of our competitors' brands and platforms, increase our marketing and other customer acquisition costs and adversely affect our business, margins and results of operations. To the extent any such increased shopping behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in revenues from our KAYAK meta-search business to offset any related decrease in revenues or increase in marketing and other customer acquisition costs experienced by our OTC brands.

We may not be able to keep up with rapid technological or other market changes.
The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new service announcements, introductions and enhancements and changing consumer demands and preferences. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the progress of technology adoption in various markets, including the continuing adoption of the internet and online commerce in certain geographies and the emergence and growth of the use of smartphones and tablets for mobile e-commerce transactions, including through the increasing use of mobile apps. New developments in other areas, such as cloud computing, could make entering our markets easier for competitors due to lower upfront technology costs. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services and online platforms to evolving industry standards and local preferences and to continually innovate and improve the performance, features and reliability of our services and online platforms in response to competitive service offerings and the evolving demands of the marketplace. In particular, it is increasingly important for us to effectively offer our services on mobile devices through mobile apps and mobile-optimized websites and to tailor our services to varying devices and platforms. Any failure by us to successfully develop and achieve consumer adoption of our mobile platforms would have a material and adverse effect on our growth, market share, business and results of operations. Further, to the extent mobile devices or platforms enable users to block advertising content, our advertising revenue and our ability to market our brands and acquire new consumers may be negatively affected. We believe that ease-of-use, comprehensive functionality and the look and feel of our mobile platforms are increasingly competitively critical as consumers obtain more of their travel and restaurant services through mobile devices and platforms. As a result, we intend to continue to spend significant resources maintaining, developing and enhancing our mobile platforms and other technologies and platforms. However, these efforts may not be successful in retaining and attracting new customers, which would harm our business and results of operations. Further, technical innovation often results in bugs, vulnerabilities and other system failures. Any such bug, vulnerability or failure, especially in connection with a significant technical implementation or change, could result in lost business, harm to our brand or reputation, consumer complaints and other adverse consequences, any of which could adversely affect our business and results of operations.
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
System capacity constraints, system failures or "denial-of-service" or other attacks could harm our business and our reputation.
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
The tax law changes made by the Tax Act are broad and complex, and there are significant uncertainties about how the Tax Act will be interpreted at both the U.S. federal and state levels. The interpretation and implementation of the Tax Act and regulations, rules or guidance that have or may be adopted under, or result from, the Tax Act could have a material impact on our business, results of operations and cash flows.
Additionally, there have been significant changes made and proposed to international tax laws that increase the complexity, burden and cost of tax compliance. The Organisation for Economic Co-operation and Development ("OECD") initiated the "base erosion and profit shifting" ("BEPS") project to ensure international tax standards keep pace with changes in global business practices and to address situations where multinational businesses may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions in which the profit generating activities take place. In connection with the BEPS project, the OECD issued "final reports" that propose 15 actions the OECD determined are needed to address base erosion and profit shifting, including: (a) enhancing transparency through the sharing of tax information between countries; (b) prescribing standardized country-by-country reporting and other documentation requirements aimed at identifying where profits, tax and economic activities occur; (c) preventing harmful tax practices including the use of preferential tax regimes; (d) modernizing the OECD's transfer pricing rules related to intangibles; (e) changing the definition of permanent establishment to prevent artificial avoidance of tax nexus; and (f) limiting tax base erosion through interest deductions and other financial payments. The measures have, among other things, resulted in the development of a multilateral instrument ("MLI") to incorporate and facilitate changes to tax treaties. A number of countries have signed the MLI. The OECD is working towards a consensus-based solution by 2020 to the challenges of the digitalization of the economy. In January 2019, the OECD published a policy document that outlines two broad pillars under which these challenges will be evaluated. The first pillar covers how existing rules allocating taxing rights to jurisdictions might be changed to address the changes digitalization has brought to the world economy. This pillar also includes a re-examination of nexus rules (i.e., how to determine the connection a business has with a particular jurisdiction) and the rules applied to determine how much profit should be allocated to the jurisdiction. The second pillar considers taxing rights that will strengthen the ability of one jurisdiction to tax profits where the other jurisdiction with taxing rights applies a low effective rate of tax. In March 2018, the European Commission, also working on determining a solution to the tax treatment of the digital economy, released two draft directives on the Taxation of the Digital Economy. Although these proposals were not approved, a number of E.U. member states have taken steps to unilaterally introduce a digital services tax. In July 2019, France passed legislation that introduced a 3% digital services tax, which will be retroactively applied as of January 1, 2019. Other countries could also adopt digital services taxes. For example, the United Kingdom has proposed legislation to implement a digital services tax that, if enacted, would become effective in 2020 and would impose a 2% tax on revenue earned by larger companies from U.K. users of digital services. Similarly, Spain submitted a digital services tax bill to its parliament for approval in January 2019 that is closely modeled after the E.U. proposal and would tax digital services at 3%. Many questions remain as to the enactment, form and application of these digital services taxes. For example, it is not clear whether digital services taxes can be deducted for income tax purposes or whether there is potential for double taxation on the same transaction.
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
We rely on providers of accommodations, rental cars and airline tickets and on restaurants to make their services available to consumers through us. Our arrangements with travel service providers generally do not require them to make available any specific quantity of accommodation reservations, rental cars or airline tickets, or to make accommodation reservations, rental cars or airline tickets available in any geographic area, for any particular route or at any particular price. Similarly, our arrangements with restaurants generally do not require them to provide all of their available tables and reservations to customers through us. We are in regular dialogue with our major travel service providers about the nature and extent of their participation in our services. A significant reduction on the part of any of our major travel service providers or providers that are particularly popular with consumers in their participation in our services for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, market share and results of operations. To the extent any of those major or popular travel service providers ceased to participate in our services in favor of one of our competitors' services or decided to require consumers to purchase services directly from them, our business, market share and results of operations could be harmed. During periods of higher occupancy rates, accommodation providers may decrease their distribution of accommodation reservations through third-party intermediaries like us, in particular through our discount services. Further, as consolidation among travel service providers increases, the potential adverse effect of a decision by any particular significant travel service provider (such as a large hotel chain, airline or rental car company) to withdraw from or reduce its participation in our services also increases. To the extent restaurants limit the availability of reservations through OpenTable, consumers may not continue to use our services and/or our revenues and results of operations could be adversely affected, especially if reservations during highly desirable times on high volume days are not made available through us.

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

We have also been involved in investigations or inquiries involving consumer protection matters. For example, in October 2017 the United Kingdom's NCA (the Competition and Markets Authority, or CMA) launched a consumer protection law investigation into the clarity, accuracy and presentation of information on hotel booking sites with a specific focus on the display of search results (e.g., ranking), claims regarding discounts, methods of "pressure selling" (such as allegedly creating false impressions regarding room availability) and failure to disclose hidden charges.  In connection with this investigation, in June 2018, the CMA announced that it would proceed with enforcement action against a number of hotel booking sites. Booking.com, agoda and KAYAK, along with a number of other OTCs, have voluntarily agreed to certain commitments with the CMA addressing its concerns in resolution of this investigation, which will take effect on September 1, 2019. Among other things, the commitments provided to the CMA include showing prices inclusive of all mandatory taxes and charges, providing information about the effect of money earned on search result rankings on or before the search results page and making certain adjustments to how discounts and statements concerning popularity or availability are shown to consumers. The CMA has stated that it expects all market participants to adhere to the same standards, regardless of whether they formally signed the commitments. The commitments concluded the CMA’s investigation without a finding of infringement or an admission of wrongdoing by the OTCs involved. There are consumer protection investigations or inquiries in other countries as well, including in Hungary, Italy and Brazil, and other countries may decide to investigate these or similar issues generally or with respect to specific businesses, including ours, and we are unable to predict the outcome of any such other investigations or inquiries.  To the extent that any such other investigations or inquiries result in additional commitments, fines, damages or other remedies, our business, financial condition and results of operations could be harmed.

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

We are cooperating with regulators where applicable, but we are unable to predict what, if any, effect any investigations or resolutions thereof, including the effect of any commitments we might make, will have on our business, industry practices or online commerce more generally. To the extent that regulatory authorities impose fines on us or require changes to our business practices or to those currently common to the industry, our business, competitive position and results of operations could be materially and adversely affected. Negative publicity regarding competition and/or consumer law investigations could adversely affect our brands and therefore our business, market share and results of operations. Competition and consumer law-related investigations, legislation or issues have and could in the future result in private litigation.

Another area of increased scrutiny, particularly in Europe, involves contractual search term bidding restrictions where one contracting party agrees not to bid on certain key search terms related to the other party (e.g., such other party’s name). In some of our contracts, we or the other party have agreed to bidding restrictions. If bidding restrictions are held to be illegal or otherwise unenforceable, our performance marketing costs may increase if bidding on affected key words (especially those related to us) becomes more expensive, which could adversely affect our performance marketing efficiency, business and results of operations.

Recently, there has been increased legislative focus on the technology industry, especially as technology companies become larger and there is additional public pressure to examine the state of the market. In some instances, countries have passed legislation that goes further to restrict business activities than actions taken by NCAs or other regulatory authorities. For example, France, Italy, Belgium and Austria have passed legislation prohibiting parity contract clauses in their entirety. New laws and regulations and changing public perception relating to the technology industry could impact our services, require us to change our business or otherwise cause us to incur additional operating costs to comply with these developments. Further, as market conditions change as a result of investigations, litigation, legislation or political or social pressure, we may decide to voluntarily modify our business practices beyond what is required, the full effects of which may not be known when making the decision, but which could harm our competitive position and adversely affect our business and results of operations.

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
The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by judicial or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have a material adverse effect on our business and results of operations. For example, in March 2017, in connection with a lawsuit begun in 2015 by the Association of Turkish Travel Agencies claiming that Booking.com is required to meet certain registration requirements in Turkey, a Turkish court ordered Booking.com to suspend offering Turkish hotels and accommodations to Turkish residents. Although Booking.com is appealing the order and believes it to be without basis, this order has had a negative impact on our growth and results of operations, and is expected to continue to negatively impact our results of operations. The U.S. Government announced that, effective May 2, 2019, it will no longer suspend the right of private parties to bring litigation under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, popularly known as the Helms-Burton Act, allowing certain individuals whose property was confiscated by the Cuban government beginning in 1959 to sue anyone who "traffics" in the property in question in U.S. courts. We have received letters on behalf of various persons notifying us that they intend to sue us with respect to certain aspects of our business related to Cuba and seek remedies including the value of the expropriated property (generally, the applicable hotel), plus interest, treble damages, attorneys' fees and costs.  We believe that we have meritorious defenses to any potential claims and that the results of any related litigation would not be material to our business, financial condition or results of operations.  However, litigation is uncertain and there is little judicial history or interpretation of the relevant claims and defenses, in particular as applied to businesses like ours.  As a result, there can be no assurance that there will not be adverse outcome to any such litigation or that such an outcome would not result in an adverse impact on our business, financial condition or results of operations.
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
The market price of our common stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	financial or operating results that vary from the expectations of securities analysts and investors or our publicly-disclosed estimates;

•	quarterly variations in our financial or operating results;

•	changes in expectations as to our future financial or operating performance, including estimates by securities analysts and investors or our publicly-disclosed estimates of future performance;

•	worldwide economic conditions in general and in Europe in particular;

•	fluctuations in currency exchange rates, particularly between the U.S. Dollar and the Euro;

•	changes in interest rates;

•	occurrence of a significant security breach;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in our capital structure;

•	changes in market valuations of other internet or online service companies;

•	announcements by us or our competitors of price reductions, promotions, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major travel service provider participant, such as a hotel chain, rental car company or airline, from our services;

•	changes in the status of our intellectual property rights;

•	lack of success in the expansion of our business models geographically;

•	business interruptions, such as may result from natural disasters or other events;

•	announcements by third parties of significant claims or initiation of litigation proceedings against us or adverse developments in pending proceedings;

•	additions or departures of key personnel; and

•	trading volume fluctuations.

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
OpenTable is a leading brand for booking online restaurant reservations. We believe that the online restaurant reservation business is complementary to our online travel businesses. OpenTable's post-acquisition strategy was premised on significant and rapid investment in international expansion and various other growth initiatives, resulting in near-term reduced earnings and profit margins but with the goal of achieving significantly increased revenues and profitability in the long term. As this strategy was achieving limited progress, in the third quarter of 2016 OpenTable modified its strategy to address international expansion in a more measured and deliberate manner. This change in strategy resulted in OpenTable updating its forecasted financial results to reflect (a) a material reduction in forecasted long-term financial results from these initiatives, partially offset by (b) improved earnings and profit margins in the near term as a result of the reduced investments. As previously disclosed, based on the updated forecast, we estimated a significant reduction in the fair value of the OpenTable business and, for the quarter ended September 30, 2016, recognized a non-deductible goodwill impairment charge of $941 million.
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
Our Booking.com business is also increasingly processing transactions on a merchant basis where it receives payments from travelers, including credit card transactions as well as other payment methods (such as electronic bank transfer or payment systems such as PayPal, Alipay, Paytm and WeChat Pay). While this allows Booking.com to process transactions for properties that do not otherwise accept credit cards and to increase its ability to offer a variety of payment methods and flexible transaction terms to consumers, we incur additional payment processing costs and other costs related to these transactions, such as costs related to fraudulent payments and transactions and fraud detection. As this business continues to grow, we may experience a significant increase in such costs, and our results of operations and profit margins could be materially adversely affected. The growth in processing transactions on a merchant basis also requires Booking.com to manage its global systems and processes associated with these transactions on a larger scale, which may introduce additional complexity and increase administrative burdens and costs, which could adversely affect our results of operations. The increase in payments processing also creates additional costs associated with regulatory scrutiny in this area, especially in light of the E.U.'s Payment Services Directive 2, which has further complicated the authentication process for accepting credit cards.  Although this law is meant to reduce instances of fraud, the E.U. member state rules are continually changing and uncertain, which makes it particularly burdensome for the Company to operate in this area.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended June 30, 2019.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 –	818,868	(1)	$1,825.65	818,868	$15,315,377,414	(1)
April 30, 2019	192	(2)	$1,745.03	N/A	N/A

May 1, 2019 –	353,255	(1) (3)	$1,769.70	353,255	$14,690,221,867	(3)
May 31, 2019	5,072	(2)	$1,830.03	N/A	N/A

June 1, 2019 –	261,603	(3)	$1,798.92	261,603	$14,219,620,224	(3)
June 30, 2019	3,685	(2)	$1,750.19	N/A	N/A
Total	1,442,675		$1,806.91	1,433,726	$14,219,620,224
 _____________________________

(1)	Pursuant to a stock repurchase program announced on February 27, 2018, whereby the Company was authorized to repurchase up to $8.0 billion of its common stock.

(2)
Pursuant to a general authorization, not publicly announced, whereby the Company is authorized to repurchase shares of its common stock to satisfy employee withholding tax obligations related to stock-based compensation. The table above does not include adjustments in the three months ended June 30, 2019 to previously withheld share amounts (reduction of 235 shares) that reflect changes to the estimates of employee tax withholding obligations.

(3)	Pursuant to a stock repurchase program announced on May 9, 2019, whereby the Company was authorized to repurchase up to $15.0 billion of its common stock.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(a)	Amended and Restated By-Laws.
10.1(b)	Employment Agreement, dated May 5, 2019, between the Company and Sue D'Emic.
10.2(c)	Transition Agreement, dated June 26, 2019, between Booking.com Holding B.V. and Gillian Tans.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included in Exhibit 101).

(a)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 and incorporated herein by reference.

(b)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 14, 2019 and incorporated herein by reference.

(c)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 28, 2019 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKING HOLDINGS INC.
(Registrant)

Date:	August 7, 2019	By:	/s/ David I. Goulden
Name: David I. Goulden Title: Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(a)	Amended and Restated By-Laws.
10.1(b)	Employment Agreement, dated May 5, 2019, between the Company and Sue D'Emic.
10.2(c)	Transition Agreement, dated June 26, 2019, between Booking.com Holding B.V. and Gillian Tans.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included in Exhibit 101).

(a)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 and incorporated herein by reference.

(b)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 14, 2019 and incorporated herein by reference.

(c)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 28, 2019 and incorporated herein by reference.