Form 10-Q
period 2019-09-30
Booking Holdings Inc.
filed 2019-11-07
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Number of shares of Common Stock outstanding at October 31, 2019:

Common Stock, par value $0.008 per share	41,855,700
(Class)	(Number of Shares)

Booking Holdings Inc.
Form 10-Q

For the Three Months Ended September 30, 2019

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,466	$2,624
Short-term investments in marketable securities	973	3,660
Accounts receivable, net of allowance for doubtful accounts of $52 and $61, respectively	1,788	1,523
Prepaid expenses and other current assets	829	600
Total current assets	10,056	8,407
Property and equipment, net	706	656
Operating lease assets	610	—
Intangible assets, net	1,985	2,125
Goodwill	2,885	2,910
Long-term investments	4,319	8,408
Other assets	885	181
Total assets	$21,446	$22,687

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,275	$1,134
Accrued expenses and other current liabilities	1,704	1,399
Deferred merchant bookings	1,567	1,022
Convertible debt	982	—
Total current liabilities	5,528	3,555
Deferred income taxes	868	370
Operating lease liabilities	466	—
Long-term U.S. transition tax liability	1,027	1,166
Other long-term liabilities	94	162
Long-term debt	7,512	8,649
Total liabilities	15,495	13,902

Commitments and Contingencies (See Note 13)

Stockholders' equity:
Common stock, $0.008 par value; authorized 1,000,000,000 shares, 63,162,135 and 62,948,762 shares issued, respectively	—	—
Treasury stock, 21,077,128 and 17,317,126 shares, respectively	(21,523)	(14,711)
Additional paid-in capital	5,678	5,445
Retained earnings	22,061	18,367
Accumulated other comprehensive loss	(265)	(316)
Total stockholders' equity	5,951	8,785
Total liabilities and stockholders' equity	$21,446	$22,687
See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Agency revenues	$3,435	$3,541	$7,991	$8,221
Merchant revenues	1,313	1,050	2,875	2,286
Advertising and other revenues	292	258	861	807
Total revenues	5,040	4,849	11,727	11,314
Operating expenses:
Performance marketing	1,291	1,314	3,513	3,562
Brand marketing	124	160	462	385
Sales and other expenses	276	243	739	612
Personnel, including stock-based compensation of $79, $70, $232 and $216, respectively	566	537	1,686	1,558
General and administrative	225	183	596	505
Information technology	71	58	206	177
Depreciation and amortization	117	107	352	317
Total operating expenses	2,670	2,602	7,554	7,116
Operating income	2,370	2,247	4,173	4,198
Other income (expense):
Interest income	44	48	113	141
Interest expense	(70)	(68)	(204)	(203)
Net unrealized (losses) gains on marketable equity securities	(49)	31	419	107
Foreign currency transactions and other	68	(18)	37	(40)
Total other (expense) income	(7)	(7)	365	5
Earnings before income taxes	2,363	2,240	4,538	4,203
Income tax expense	413	473	844	851
Net income	$1,950	$1,767	$3,694	$3,352
Net income applicable to common stockholders per basic common share	$46.01	$37.39	$84.84	$70.00
Weighted-average number of basic common shares outstanding (in 000's)	42,389	47,268	43,540	47,887
Net income applicable to common stockholders per diluted common share	$45.54	$37.02	$84.06	$69.07
Weighted-average number of diluted common shares outstanding (in 000's)	42,831	47,751	43,947	48,530

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (1)	$1,950	$1,767	$3,694	$3,352
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax (2)	(35)	(23)	(63)	(91)
Net unrealized (losses) gains on debt securities, net of tax (1) (3)	—	(134)	114	(139)

Comprehensive income	$1,915	$1,610	$3,745	$3,122

(1) The Company reclassified from accumulated other comprehensive income a net gain of $10 million ($11 million before tax) and a net loss of $1 million ($1 million before tax) for the nine months ended September 30, 2019 and 2018, respectively, from sales of investments in debt securities.

In addition, for both the three and nine months ended September 30, 2019, the Company reclassified from accumulated other comprehensive income a tax charge of $21 million related to the maturity in August 2019 of the Company's investment of $500 million in Trip.com Group (formerly known as Ctrip.com International Ltd.) convertible notes (see Note 5).

The reclassified net gain and loss before tax are included in "Foreign currency transactions and other" and the reclassified tax charges are included in "Income tax expense" in the Unaudited Consolidated Statements of Operations.

(2) Foreign currency translation adjustments result from currency fluctuations on the translation of the Company's non-U.S. Dollar functional currency subsidiaries' net assets, net of the impact of net investment hedges.

Foreign currency translation adjustments, net of tax, includes foreign currency transaction gains of $85 million ($111 million before tax) and $112 million ($146 million before tax) for the three and nine months ended September 30, 2019, respectively, and foreign currency transaction gains of $17 million ($23 million before tax) and $111 million ($148 million before tax) for the three and nine months ended September 30, 2018, respectively, associated with the Company's Euro-denominated debt that is designated as a hedge against the impact of currency fluctuations on the net assets of a Euro functional currency subsidiary (see Note 9).

The Company recorded tax benefits of $8 million and $23 million for the three and nine months ended September 30, 2019, respectively, and tax benefits of $5 million and $16 million for the three and nine months ended September 30, 2018, respectively, related to foreign currency translation adjustments to its one-time deemed repatriation tax liability recorded at December 31, 2017 and foreign earnings for periods after December 31, 2017 that are subject to U.S. federal and state income tax, resulting from the enactment of the U.S. Tax Cuts and Jobs Act (the "Tax Act").

(3) Net unrealized gains on debt securities, net of tax, includes a tax benefit of $7 million and a tax charge of $30 million for the three and nine months ended September 30, 2019, respectively, in addition to the reclassified tax charges for both periods as disclosed in footnote (1) above. Net unrealized losses on debt securities, net of tax, for the nine months ended September 30, 2018, includes a tax benefit of $1 million.

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(In millions except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, June 30, 2019	63,144	$—	(20,378)	$(20,173)	$5,599	$20,111	$(230)	$5,307
Net income	—	—	—	—	—	1,950	—	1,950
Foreign currency translation adjustments	—	—	—	—	—	—	(35)	(35)
Exercise of stock options and vesting of restricted stock units and performance share units	18	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(699)	(1,350)	—	—	—	(1,350)
Stock-based compensation and other stock-based payments	—	—	—	—	79	—	—	79
Balance, September 30, 2019	63,162	$—	(21,077)	$(21,523)	$5,678	$22,061	$(265)	$5,951

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, December 31, 2018	62,949	$—	(17,317)	$(14,711)	$5,445	$18,367	$(316)	$8,785
Net income	—	—	—	—	—	3,694	—	3,694
Foreign currency translation adjustments	—	—	—	—	—	—	(63)	(63)
Net unrealized gains on debt securities	—	—	—	—	—	—	114	114
Exercise of stock options and vesting of restricted stock units and performance share units	213	—	—	—	1	—	—	1
Repurchase of common stock	—	—	(3,760)	(6,812)	—	—	—	(6,812)
Stock-based compensation and other stock-based payments	—	—	—	—	232	—	—	232
Balance, September 30, 2019	63,162	$—	(21,077)	$(21,523)	$5,678	$22,061	$(265)	$5,951

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018
(In millions except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, June 30, 2018	62,927	$—	(15,163)	$(10,630)	$5,225	$15,954	$(76)	$10,473
Net income	—	—	—	—	—	1,767	—	1,767
Foreign currency translation adjustments	—	—	—	—	—	—	(23)	(23)
Net unrealized losses on debt securities	—	—	—	—	—	—	(134)	(134)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	46	—	—	46
Exercise of stock options and vesting of restricted stock units and performance share units	12	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(1,149)	(2,250)	—	—	—	(2,250)
Stock-based compensation and other stock-based payments	—	—	—	—	73	—	—	73
Balance, September 30, 2018	62,939	$—	(16,312)	$(12,880)	$5,344	$17,721	$(233)	$9,952

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, December 31, 2017	62,689	$—	(14,217)	$(8,699)	$5,783	$13,939	$238	$11,261
Cumulative effect of adoption of accounting standards updates	—	—	—	—	—	430	(241)	189
Net income	—	—	—	—	—	3,352	—	3,352
Foreign currency translation adjustments	—	—	—	—	—	—	(91)	(91)
Net unrealized losses on debt securities	—	—	—	—	—	—	(139)	(139)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	3	—	—	3
Exercise of stock options and vesting of restricted stock units and performance share units	198	—	—	—	1	—	—	1
Repurchase of common stock	—	—	(2,095)	(4,181)	—	—	—	(4,181)
Stock-based compensation and other stock-based payments	—	—	—	—	220	—	—	220
Conversion of debt	—	—	—	—	(773)	—	—	(773)
Common stock issued in an acquisition	52	—	—	—	110	—	—	110
Balance, September 30, 2018	62,939	$—	(16,312)	$(12,880)	$5,344	$17,721	$(233)	$9,952

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$3,694	$3,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	352	317
Provision for uncollectible accounts	108	108
Deferred income tax expense (benefit)	39	(26)
Net unrealized gains on marketable equity securities	(419)	(107)
Stock-based compensation expense and other stock-based payments	245	226
Operating lease amortization	127	—
Amortization of debt discount and debt issuance costs	43	45
Unrealized foreign currency transaction gains on Euro-denominated debt	(54)	—
Contingent consideration fair value adjustment	9	8
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(442)	(450)
Prepaid expenses and other current assets	(247)	(201)
Accounts payable, accrued expenses and other current liabilities	794	1,005
Other long-term assets and liabilities	(461)	(23)
Net cash provided by operating activities	3,788	4,254

INVESTING ACTIVITIES:
Purchase of investments	(696)	(2,195)
Proceeds from sale and maturity of investments	7,940	4,496
Additions to property and equipment	(281)	(356)
Acquisitions and other investments, net of cash acquired	(9)	(139)
Net cash provided by investing activities	6,954	1,806

FINANCING ACTIVITIES:
Proceeds from revolving credit facility and short-term borrowings	400	4
Repayments of revolving credit facility and short-term borrowings	(425)	—
Payments for conversion of senior notes	—	(1,487)
Payments for repurchase of common stock	(6,840)	(4,110)
Other financing activities	(11)	1
Net cash used in financing activities	(6,876)	(5,592)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(26)	(37)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	3,840	431
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period	2,645	2,563
Total cash and cash equivalents and restricted cash and cash equivalents, end of period	$6,485	$2,994

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$986	$1,044
Cash paid during the period for interest	$171	$155
Non-cash operating and financing activity for an acquisition (see Note 8)	$—	$51
Non-cash investing and financing activity for an acquisition (see Note 8)	$—	$59
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

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including its primary brands of Booking.com, KAYAK, priceline, agoda, Rentalcars.com and OpenTable. In the third quarter of 2019, the Company reorganized its operating segments from six to four operating segments by combining Booking.com with Rentalcars.com and KAYAK with OpenTable, reflecting changes to the management structure. Considering the similarity in economic characteristics, other qualitative factors and the objectives and principles of ASC 280, Segment Reporting, the operating segments continue to be aggregated into one reportable segment. All inter-company accounts and transactions have been eliminated in consolidation. The functional currency of the Company's subsidiaries is generally the respective local currency. For international operations, assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date. Income statement amounts are translated at monthly average exchange rates applicable for the period. Translation gains and losses are included as a component of "Accumulated other comprehensive loss" in the accompanying Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for any subsequent quarter or the full year.

Unaudited Consolidated Statements of Comprehensive Income

Subsequent to the issuance of the Company’s unaudited interim consolidated financial statements for the three and nine months ended September 30, 2018, the Company identified an error in the previously issued Unaudited Consolidated Statements of Comprehensive Income associated with the Company’s adoption of a new accounting update during the first quarter of 2018. This new accounting update amended the guidance on the recognition and measurement of financial instruments. The effect of adopting this new accounting update resulted in an increase of $241 million to the Company’s retained earnings for the net unrealized gain, net of tax, related to marketable equity securities, with an offsetting adjustment to accumulated other comprehensive income as of January 1, 2018. However, in the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018, six months ended June 30, 2018 and nine months ended September 30, 2018, the Company incorrectly presented the $241 million as a component of other comprehensive income (referred to as "Reclassification of net unrealized gains on marketable equity securities to retained earnings, net of tax charge"). Accordingly, the Company corrected the foregoing presentation error in the accompanying Unaudited Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2018 in this Form 10-Q. As a result of this correction, total comprehensive income in the Company’s previously reported Unaudited Consolidated Statement of Comprehensive Income increased from $2.9 billion to $3.1 billion for the nine months ended September 30, 2018. The correction of this error had no effect on the Company’s previously reported Consolidated Balance Sheets, Unaudited Consolidated Statements of Operations, Unaudited Consolidated Statements of Changes in Stockholders’ Equity and Unaudited Consolidated Statements of Cash Flows. The effect of adopting this new accounting update has been presented correctly in the audited Consolidated Statement of Comprehensive Income included in the Consolidated Financial Statements in the Form 10-K for the year ended December 31, 2018. The Company presented the correction in the Unaudited Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018 included in the Form 10-Q for the first quarter of 2019 and for the six months ended June 30, 2018 included in the Form 10-Q for the second quarter of 2019.

Reclassifications — Certain amounts from prior periods have been reclassified to conform to the current year presentation.

Restricted Cash and Cash Equivalents: Restricted cash and cash equivalents at September 30, 2019 and December 31, 2018 principally relates to the minimum cash requirement for Rentalcars.com's insurance business. The following table reconciles cash and cash equivalents and restricted cash and cash equivalents reported in the Consolidated Balance Sheets to the total amount shown in the Unaudited Consolidated Statements of Cash Flows (in millions):

	September 30, 2019	December 31, 2018
	(Unaudited)
As included in the Consolidated Balance Sheets:
Cash and cash equivalents	$6,466	$2,624
Restricted cash and cash equivalents included in prepaid expenses and other current assets	19	21
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Consolidated Statements of Cash Flows	$6,485	$2,645

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

The Company plans to adopt this update in the first quarter of 2020. The update will be applied prospectively.

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

The Company plans to adopt this update in the first quarter of 2020. Entities are required to apply this update on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. In preparation for the adoption, the Company is currently evaluating the impact to its Consolidated Financial Statements and establishing the related processes and internal controls. The Company does not expect the adoption to have a material impact to its Consolidated Financial Statements.

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

		International
	United States	The Netherlands	Other	Total
Total revenues for the three months ended September 30,
2019	$421	$4,057	$562	$5,040
2018	441	3,889	519	4,849

Total revenues for the nine months ended September 30,
2019	$1,204	$9,016	$1,507	$11,727
2018	1,243	8,718	1,353	11,314

Revenue by Type of Service

Approximately 88% of the Company's revenue for both the three months ended September 30, 2019 and 2018 and 87% for both the nine months ended September 30, 2019 and 2018 relates to online accommodation reservation services. Revenue from all other sources of online travel reservation services and advertising and other revenues each represent less than 10% of the Company's total revenues.

Deferred Revenue

Cash payments received from travelers in advance of the Company completing its service obligations are included in "Deferred merchant bookings" in the Company's Consolidated Balance Sheets and are comprised principally of amounts estimated to be payable to the travel service providers as well as the Company's deferred revenue for its commission or margin and fees. At September 30, 2019 and December 31, 2018, deferred merchant bookings includes deferred revenue of $218 million and $149 million, respectively. The Company expects to complete its service obligation within one year from the reservation date. In the nine months ended September 30, 2019, the Company recognized revenue of $133 million and cancellations of $15 million related to the deferred revenue balance at December 31, 2018. The offsetting increase of $217 million in the deferred revenue balance for the nine months ended September 30, 2019 is principally driven by payments received from travelers, net of estimated amounts payable to travel service providers, in the period for those online travel reservations that the Company receives cash payments in advance of completing its expected service obligations.

Loyalty and Other Incentive Programs

The Company provides loyalty programs, where participating consumers are awarded loyalty points on current transactions that can be redeemed in the future. At September 30, 2019 and December 31, 2018, liabilities of $79 million and $73 million, respectively, for loyalty program incentives were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets. The Company’s largest loyalty program is at OpenTable, where points can be redeemed for qualifying reservations at participating restaurants, third-party gift cards and accommodation reservations booked through some of the Company’s other platforms. The estimated fair value of the loyalty points that are expected to be redeemed is recognized as a reduction of revenue at the time the incentives are granted. In addition, at September 30, 2019 and December 31, 2018, liabilities of $25 million and $61 million, respectively, for other incentive programs, such as referral bonuses, credits and discounts, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.  In the first quarter of 2018, OpenTable introduced a three-year time-based expiration for points earned by diners, which reduced its loyalty program liability by $27 million. In the third quarter of 2019, the Company recorded a decrease of $37 million to the liability for loyalty and other incentive programs, based on changes to estimates of the amounts expected to be redeemed, with a corresponding increase to revenue.

3.                                      STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation expense included in personnel expenses in the Unaudited Consolidated Statements of Operations was $79 million and $70 million for the three months ended September 30, 2019 and 2018, respectively, and $232 million and $216 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Restricted Stock Units and Performance Share Units

The following table summarizes the activity of restricted stock units and performance share units ("share-based awards") during the nine months ended September 30, 2019:

Share-Based Awards	Shares	Weighted-average Grant Date Fair Value
Unvested at December 31, 2018	511,562	$1,713
Granted	214,225	$1,729
Vested	(206,561)	$1,462
Performance shares adjustment	1,266	$1,682
Forfeited/Canceled	(36,335)	$1,797
Unvested at September 30, 2019	484,157	$1,820

At September 30, 2019, there was $495 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 1.9 years.

During the nine months ended September 30, 2019, the Company made broad-based grants of 152,313 restricted stock units that generally vest over a three-year period, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability. These share-based awards had a total grant date fair value of $264 million based on a weighted-average grant-date fair value per share of $1,734.

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

2019 Performance Share Units

During the nine months ended September 30, 2019, the Company granted 61,912 performance share units to executives and certain other employees. The performance share units had a total grant-date fair value of $106 million based on a weighted-average grant-date fair value per share of $1,716. The actual number of shares to be issued on the vesting date will be determined upon completion of the performance period which generally ends December 31, 2021, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.  At September 30, 2019, the estimated number of probable shares to be issued was a total of 61,037 shares, net of performance share units that were forfeited or vested since the grant date, including 47,619 shares that are not subject to the achievement of minimum performance thresholds. If the maximum performance thresholds are met at the end of the performance period, a maximum number of 122,074 total shares could be issued pursuant to these performance share units.

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

At September 30, 2019, there were 41,211 unvested 2018 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. At September 30, 2019, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period was a total of 77,810 shares, including 29,901 shares that are not subject to the achievement of minimum performance thresholds. If the maximum performance thresholds are met at the end of the performance period, a maximum of 82,422 shares could be issued pursuant to these performance share units.

2017 Performance Share Units

During the year ended December 31, 2017, the Company granted 73,893 performance share units with a grant-date fair value of $128 million, based on a weighted-average grant-date fair value per share of $1,735. The actual number of shares to be issued will be determined upon completion of the performance period which generally ends December 31, 2019, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.

At September 30, 2019, there were 51,523 unvested 2017 performance share units outstanding, net of performance share units that were forfeited or vested since the grant date. At September 30, 2019, the number of shares estimated to be issued pursuant to these performance share units at the end of the performance period was a total of 80,459 shares, including 40,860 shares that are not subject to the achievement of minimum performance thresholds. If the maximum thresholds are met at the end of the performance period, a maximum of 103,046 shares could be issued pursuant to these performance share units.

Stock Options

All outstanding employee stock options were assumed in acquisitions. The following table summarizes the activity for stock options during the nine months ended September 30, 2019:

Employee Stock Options	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-average Remaining Contractual Term (in years)
Balance, December 31, 2018	27,263	$387	$36	2.8
Exercised	(2,536)	$397
Balance, September 30, 2019	24,727	$386	$39	2.0
Vested and exercisable at September 30, 2019	24,727	$386	$39	2.0

The aggregate intrinsic value of employee stock options exercised during the nine months ended September 30, 2019 and 2018 was $4 million and $5 million, respectively.

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted-average number of basic common shares outstanding	42,389	47,268	43,540	47,887
Weighted-average dilutive stock options, restricted stock units and performance share units	198	230	191	270
Assumed conversion of convertible senior notes	244	253	216	373
Weighted-average number of diluted common and common equivalent shares outstanding	42,831	47,751	43,947	48,530
Anti-dilutive potential common shares	1,264	1,428	1,299	1,366

Anti-dilutive potential common shares for both the three and nine months ended September 30, 2019 includes approximately 1 million shares that could be issued under the Company's outstanding convertible notes. Under the treasury stock method, the convertible notes will generally have an anti-dilutive impact on net income per share if the conversion prices for the convertible notes exceed the Company's average stock price.

5.                                      INVESTMENTS

Short-term and Long-term Investments in Marketable Securities

The Company has classified its investments in marketable debt securities as available-for-sale securities. These securities are reported at estimated fair value with the aggregate unrealized gains and losses related to these investments, net of tax, reflected as a part of "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. Classification as short-term or long-term investments is based upon the maturities of the debt securities and the Company's expectations regarding the timing of sales and redemptions. Investments of a strategic nature that have been made for the purpose of affiliation or potential business advantage or in connection with a commercial relationship are included in "Long-term investments" in the Consolidated Balance Sheets. As of September 30, 2019, the Company does not consider any of its investments to be other-than-temporarily impaired.

The Company's investments in marketable equity securities, which are included in "Long-term investments" in the Consolidated Balance Sheets, are reported at estimated fair value with changes in fair value of these equity securities recognized in "Net unrealized (losses) gains on marketable equity securities" in the Unaudited Consolidated Statements of Operations.

The following table summarizes, by major security type, the Company's investments in marketable securities at September 30, 2019 (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments in marketable securities:
Debt securities:
International government securities	$108	$—	$—	$108
U.S. government securities	154	—	(1)	153
Corporate debt securities	704	—	(1)	703
Time deposits and certificates of deposit	9	—	—	9
Total	$975	$—	$(2)	$973

Long-term investments in marketable securities:
Debt securities:
International government securities	$28	$—	$—	$28
U.S. government securities	178	—	—	178
Corporate debt securities	1,166	3	(3)	1,166
Trip.com Group convertible debt securities	775	—	(34)	741
Marketable equity securities	1,105	389	(39)	1,455
Total	$3,252	$392	$(76)	$3,568

The following table summarizes, by major security type, the Company's investments in marketable securities at December 31, 2018 (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments in marketable securities:
Debt securities:
International government securities	$314	$—	$—	$314
U.S. government securities	658	—	(2)	656
Corporate debt securities	2,693	—	(12)	2,681
U.S. government agency securities	1	—	—	1
Commercial paper	7	—	—	7
Time deposits and certificates of deposit	1	—	—	1
Total	$3,674	$—	$(14)	$3,660

Long-term investments in marketable securities:
Debt securities:
International government securities	$797	$3	$—	$800
U.S. government securities	299	—	(6)	293
Corporate debt securities	4,445	4	(48)	4,401
Trip.com Group convertible debt securities	1,275	—	(98)	1,177
Marketable equity securities	1,105	3	(72)	1,036
Total	$7,921	$10	$(224)	$7,707

The Company's investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. At September 30, 2019, the weighted-average life of the Company’s investments in marketable debt securities, excluding its investment in Trip.com Group convertible debt securities, was approximately 1.2 years with an average credit quality of A+/A1/A+.

The Company invests in international government securities with high credit quality. At September 30, 2019, investments in international government securities principally included debt securities issued by the governments of Germany, France, Finland, Austria and Canada.
Investments in Trip.com Group
At September 30, 2019, the Company had invested $775 million in senior convertible notes issued at par value by Trip.com Group with maturity dates ranging from May 2020 to December 2025. The strategic investments in Trip.com Group, including $250 million of convertible notes due May 2020, were classified as "Long-term investments" in the Consolidated Balance Sheet at September 30, 2019. In August 2019, the Company's August 2014 investment of $500 million in Trip.com Group's convertible notes was repaid on maturity. The Trip.com Group convertible notes have been marked-to-market in accordance with the accounting guidance for available-for-sale securities, with the aggregate unrealized gains and losses, net of tax, reflected as a part of "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The Company has also invested $655 million in Trip.com Group American Depositary Shares ("ADSs"), which had a fair value of $633 million and $585 million at September 30, 2019 and December 31, 2018, respectively. "Net unrealized (losses) gains on marketable equity securities" in the Unaudited Consolidated Statements of Operations includes a net unrealized loss of $165 million and a net unrealized gain of $48 million for the three and nine months ended September 30, 2019, respectively, and net unrealized losses of $226 million and $150 million for the three and nine months ended September 30, 2018, respectively, related to Trip.com Group ADSs.

Certain Trip.com Group convertible notes include a put option allowing the Company, at its option, to require a prepayment in cash from Trip.com Group at certain points of time. The Company determined that the economic characteristics and risks of the put options are clearly and closely related to the notes, and therefore did not meet the requirement for separate accounting as embedded derivatives. The Company monitors the conversion features of these notes to determine whether they meet the definition of an embedded derivative during each reporting period. The conversion feature associated with the $25 million convertible notes issued in 2016 meets the definition of an embedded derivative that requires separate accounting. The embedded derivative is bifurcated for fair value measurement purposes only and is reported in the Consolidated Balance Sheets with its host contract in "Long-term investments." The mark-to-market adjustments of the embedded derivative are included in "Foreign currency transactions and other" in the Company's Unaudited Consolidated Statements of Operations.

Investment in Meituan Dianping

In October 2017, the Company invested $450 million in preferred shares of Meituan Dianping, the leading e-commerce platform for local services in China. The investment has been classified as a marketable equity security since Meituan Dianping's initial public offering in September 2018. The investment had a fair value of $822 million and $451 million at September 30, 2019 and December 31, 2018, respectively. "Net unrealized (losses) gains on marketable equity securities" in the Unaudited Consolidated Statement of Operations includes unrealized gains of $116 million and $371 million, respectively, for the three and nine months ended September 30, 2019, and an unrealized gain of $257 million for both the three and nine months ended September 30, 2018 related to this investment.
Long-term Investments without Readily Determinable Fair Value
The Company held investments in equity securities of private companies, which are typically at an early stage of development, of $501 million at both September 30, 2019 and December 31, 2018, principally related to the Company's investment of $500 million in July 2018 in preferred shares of Didi Chuxing, the leading mobile transportation and ride-hailing platform in China. These investments are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer and are included in "Long-term investments" in the Company's Consolidated Balance Sheets. The Company determined that no adjustments were required to the carrying value of these investments at September 30, 2019.
Other Long-term Investments
The Company held investments in preferred shares of private companies of $250 million and $200 million at September 30, 2019 and December 31, 2018, respectively. These investments are classified as debt securities for accounting purposes and categorized as available-for-sale. The preferred shares are convertible to ordinary shares at the Company’s option and are mandatorily convertible upon an initial public offering. The preferred shares also contain a redemption feature that can be exercised by the Company after certain points of time. These features have been evaluated as embedded derivatives, however, they do not meet the requirements to be accounted for separately. The investments are reported at estimated fair value in "Long-term investments" in the Company's Consolidated Balance Sheets, with the aggregate unrealized gains and losses, net of tax, reflected as a part of "Accumulated other comprehensive loss" in the Consolidated Balance Sheets.

6.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value at September 30, 2019 are classified in the categories described in the table below (in millions):

	Level 1	Level 2	Level 3	Total
ASSETS:
Cash and restricted cash equivalents:
Money market funds	$5,885	$—	$—	$5,885
Corporate debt securities	—	7	—	7
Time deposits and certificates of deposit	6	—	—	6
Short-term investments in marketable securities:
International government securities	—	108	—	108
U.S. government securities	—	153	—	153
Corporate debt securities	—	703	—	703
Time deposits and certificates of deposit	9	—	—	9
Long-term investments in marketable securities:
International government securities	—	28	—	28
U.S. government securities	—	178	—	178
Corporate debt securities	—	1,166	—	1,166
Trip.com Group convertible debt securities	—	741	—	741
Marketable equity securities	1,455	—	—	1,455
Other long-term investments	—	—	250	250
Total assets at fair value	$7,355	$3,084	$250	$10,689

LIABILITIES:
Foreign currency exchange derivatives	$—	$2	$—	$2

Financial assets carried at fair value at December 31, 2018 are classified in the categories described in the table below (in millions):

	Level 1	Level 2	Level 3	Total
Cash and restricted cash equivalents:
Money market funds	$2,061	$—	$—	$2,061
International government securities	—	21	—	21
U.S. government securities	—	1	—	1
Commercial paper	—	2	—	2
Time deposits and certificates of deposit	25	—	—	25
Short-term investments in marketable securities:
International government securities	—	314	—	314
U.S. government securities	—	656	—	656
Corporate debt securities	—	2,681	—	2,681
U.S. government agency securities	—	1	—	1
Commercial paper	—	7	—	7
Time deposits and certificates of deposit	1	—	—	1
Long-term investments in marketable securities:
International government securities	—	800	—	800
U.S. government securities	—	293	—	293
Corporate debt securities	—	4,401	—	4,401
Trip.com Group convertible debt securities	—	1,177	—	1,177
Marketable equity securities	1,036	—	—	1,036
Other long-term investment	—	—	200	200
Derivatives:
Foreign currency exchange derivatives	—	4	—	4
Total assets at fair value	$3,123	$10,358	$200	$13,681

The table above does not include contingent consideration related to a business acquisition (see Note 13).

There are three levels of inputs to measure fair value.  The definition of each input is described below:

Level 1:	Quoted prices in active markets that are accessible by the Company at the measurement date for identical assets and liabilities.

Level 2:	Inputs that are observable, either directly or indirectly. Such prices may be based upon quoted prices for identical or comparable securities in active markets or inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available.

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

Other long-term investments reported at an aggregate fair value of $250 million and $200 million at September 30, 2019 and December 31, 2018, respectively, were considered a "Level 3" valuation and measured using management's estimates that incorporate current market participant expectations of future cash flows considered alongside recent financing transactions of the investee and other relevant information. See Note 5 for further information related to these investments.

The Company's derivative instruments are valued using pricing models. Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility and foreign currency exchange rates. Derivatives are considered "Level 2" fair value measurements. The Company's derivative instruments are typically short-term in nature.

At September 30, 2019 and December 31, 2018, the Company's cash consisted of bank deposits. Other financial assets and liabilities, including restricted cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these items. See Note 9 for the estimated fair value of the Company's outstanding Senior Notes and Note 5 for information related to an embedded derivative associated with the $25 million Trip.com Group convertible notes issued in 2016.

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

Derivatives Not Designated as Hedging Instruments — The Company is exposed to adverse movements in foreign currency exchange rates as the operating results of its international operations are translated from local currency into U.S. Dollars upon consolidation. The Company enters into average-rate derivative contracts to hedge translation risks from short-term foreign currency exchange rate fluctuations for the Euro, British Pound Sterling and certain other currencies versus the U.S. Dollar. At September 30, 2019 and December 31, 2018, there were no outstanding derivative contracts related to foreign currency translation risks.

The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in foreign currency exchange rates on its transactional balances denominated in currencies other than the functional currency. Derivative assets are included in "Prepaid expenses and other current assets" and derivative liabilities are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets. Derivatives associated with these transaction risks resulted in foreign currency losses of $29 million and $34 million for the three and nine months ended September 30, 2019, respectively, and foreign currency losses of $8 million and $38 million for the three and nine months ended September 30, 2018, respectively. These mark-to-market adjustments on the derivative contracts, offset by the effect of changes in foreign currency exchange rates on transactions denominated in currencies other than the functional currency, resulted in net losses of

$11 million and $32 million for the three and nine months ended September 30, 2019, respectively, and net losses of $15 million and $32 million for the three and nine months ended September 30, 2018, respectively. The net impacts related to these derivatives are reported in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

The settlement of derivative contracts not designated as hedging instruments resulted in net cash outflows of $11 million and $36 million for the nine months ended September 30, 2019 and 2018, respectively, which are reported within "Net cash provided by operating activities" in the Unaudited Consolidated Statements of Cash Flows.

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

The Company determines if an arrangement is a lease, or contains a lease, when a contract is signed. The Company determines if a lease is an operating or financing lease and records a lease asset and a lease liability upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. The Company has operating leases for office space, data centers and one land lease for Booking.com's headquarters (see Note 13). The Company had no financing leases as of September 30, 2019. For office space, data centers and land, the Company has elected to combine the fixed payments to lease the asset and any fixed non-lease payments (such as maintenance or utility charges) when calculating the lease asset and lease liability.
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
Most leases have one or more options to renew, with renewal terms that can initially extend the lease term for various periods up to 9 years. The exercise of renewal options for office space and data centers is at the Company’s discretion and are included if they are reasonably certain to be exercised. The land lease for Booking.com's headquarters has an initial term which expires in 2065, at which time the lease payments will be adjusted based on the value of the land on the reassessment date. The Company considered the initial term of the land lease to be its expected period of use. As of September 30, 2019, the Company’s weighted-average remaining lease term for all leases was approximately 8.0 years.
When the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as its discount rate to determine the present value of its lease payments. The incremental borrowing rates approximate the rate the Company would pay to borrow in the currency of the lease payments on a collateralized basis for the weighted-average life of the lease. As of September 30, 2019, the Company’s weighted-average discount rate was approximately 2.1%.
The Company recognized the following related to leases in its Consolidated Balance Sheet at September 30, 2019 (in millions):

	Classification in Consolidated Balance Sheet	September 30, 2019
Operating lease assets	Operating lease assets	$610
Lease Liabilities:
Current operating lease liabilities	Accrued expenses and other current liabilities	$151
Non-current operating lease liabilities	Operating lease liabilities	466
Total operating lease liabilities		$617

As of September 30, 2019, the operating lease liabilities will mature over the following periods (in millions):

Remainder of 2019	$35
2020	166
2021	135
2022	88
2023	59
2024	42
Thereafter	160
Total remaining lease payments	$685
Less: Imputed interest	(68)
Total operating lease liabilities	$617

As of September 30, 2019, the Company has entered into leases that have not yet commenced with future lease payments of approximately $32 million which are not reflected in the table above. These leases will commence by 2021 with lease terms of up to 7 years and will be recognized upon lease commencement. In addition, the Company signed an agreement for a future lease in the city of Manchester in the United Kingdom for the headquarters of Rentalcars.com (see Note 13).
At December 31, 2018, minimum lease payments for operating leases having an initial term in excess of one year under ASC 840 were as follows (in millions):

2019	$164
2020	142
2021	110
2022	66
2023	52
Thereafter	190
Total minimum lease payments	$724

The Company recognized the following related to operating leases in its Unaudited Consolidated Statements of Operations (in millions):

	Classification in Unaudited Consolidated Statement of Operations	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease expense	General and administrative and Information technology	$46	$137
Variable lease expense	General and administrative and Information technology	14	42
Less: Sublease income	General and administrative	—	(1)
Total lease expense, net of sublease income		$60	$178
Supplemental cash flow information related to operating leases are as follows (in millions):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$137
Operating lease assets obtained in exchange for operating lease liabilities	116

"Operating lease amortization" presented in the operating activities section of the Unaudited Consolidated Statement of Cash Flows reflects the portion of the operating lease expense that amortized the operating lease asset.

8.                                      INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at September 30, 2019 and December 31, 2018 consist of the following (in millions):

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Supply and distribution agreements	$1,083	$(446)	$637	$1,099	$(408)	$691	3 - 20 years

Technology	174	(131)	43	173	(121)	52	1 - 7 years

Internet domain names	39	(30)	9	41	(30)	11	5 - 20 years

Trade names	1,804	(508)	1,296	1,810	(439)	1,371	4 - 20 years

Other intangible assets	2	(2)	—	3	(3)	—	Up to 15 years
Total intangible assets	$3,102	$(1,117)	$1,985	$3,126	$(1,001)	$2,125

Intangible assets are amortized on a straight-line basis.  Amortization expense was $43 million and $132 million for the three and nine months ended September 30, 2019, respectively, and $43 million and $135 million for the three and nine months ended September 30, 2018, respectively.

Annual Goodwill Impairment Test

A substantial portion of the Company's intangible assets and goodwill relates to the acquisitions of OpenTable and KAYAK. As of September 30, 2019, the Company performed its annual goodwill impairment testing and concluded that there was no impairment of goodwill. In addition, at September 30, 2019, the Company did not identify any impairment indicators for the Company's other long-lived assets.

Acquisitions

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

9.                                      DEBT

Short-term Borrowing

On December 31, 2018, the Company had a bank overdraft of $25 million, which was repaid in January 2019. The bank overdraft is reported in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet at December 31, 2018.

Revolving Credit Facility

In August 2019, the Company entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. Borrowings under the revolving credit facility will bear interest, at the Company’s option, at a rate per annum equal to either (i) London Inter-bank Offered Rate ("LIBOR") (but no less than 0%) for the interest period in effect for such borrowing plus an applicable margin ranging from 0.875% to 1.50%; or (ii) for U.S. Dollar-denominated loans only, the sum of (x) the greatest of (a) JPMorgan Chase Bank, N.A.'s prime lending rate, (b) the federal funds rate plus 0.50% and (c) LIBOR (but no less than 0%) for an interest period of one month plus 1.00%, plus (y) an applicable margin ranging from 0% to 0.50%. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.07% to 0.20%.

The revolving credit facility provides for the issuance of up to $80 million of letters of credit as well as borrowings of up to $100 million on same-day notice, referred to as swingline loans. Other than swingline loans, which are available only in U.S. Dollars, borrowings and letters of credit under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility would be used for working capital and general corporate purposes, including acquisitions, share repurchases and debt repayments. At September 30, 2019, there were no borrowings outstanding and $5 million of letters of credit were issued under this revolving credit facility.

Upon entering into this new revolving credit facility, the Company terminated its $2.0 billion five-year revolving credit facility entered into in June 2015. At December 31, 2018, there were no borrowings outstanding and $5 million of letters of credit were issued under the prior revolving credit facility. During the first half of 2019, the Company made several short-term borrowings under the prior revolving credit facility totaling $400 million with a weighted-average interest rate of 3.5%, all of which were repaid prior to June 30, 2019.

Outstanding Debt

Outstanding debt at September 30, 2019 consists of the following (in millions):

September 30, 2019	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current liabilities:
0.35% Convertible Senior Notes due June 2020	$1,000	$(18)	$982
Long-term debt:
0.9% Convertible Senior Notes due September 2021	$1,000	$(44)	$956
0.8% (€1 Billion) Senior Notes due March 2022	1,090	(4)	1,086
2.15% (€750 Million) Senior Notes due November 2022	818	(3)	815
2.75% Senior Notes due March 2023	500	(2)	498
2.375% (€1 Billion) Senior Notes due September 2024	1,090	(8)	1,082
3.65% Senior Notes due March 2025	500	(3)	497
3.6% Senior Notes due June 2026	1,000	(5)	995
1.8% (€1 Billion) Senior Notes due March 2027	1,090	(4)	1,086
3.55% Senior Notes due March 2028	500	(3)	497
Total long-term debt	$7,588	$(76)	$7,512

Outstanding debt at December 31, 2018 consists of the following (in millions):

December 31, 2018	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Long-term debt:
0.35% Convertible Senior Notes due June 2020	$1,000	$(39)	$961
0.9% Convertible Senior Notes due September 2021	1,000	(61)	939
0.8% (€1 Billion) Senior Notes due March 2022	1,143	(5)	1,138
2.15% (€750 Million) Senior Notes due November 2022	858	(4)	854
2.75% Senior Notes due March 2023	500	(3)	497
2.375% (€1 Billion) Senior Notes due September 2024	1,143	(10)	1,133
3.65% Senior Notes due March 2025	500	(3)	497
3.6% Senior Notes due June 2026	1,000	(6)	994
1.8% (€1 Billion) Senior Notes due March 2027	1,143	(4)	1,139
3.55% Senior Notes due March 2028	500	(3)	497
Total long-term debt	$8,787	$(138)	$8,649

Based on the closing price of the Company's common stock for the prescribed measurement periods for the three months ended September 30, 2019 and December 31, 2018, the contingent conversion thresholds on the 2020 Notes (as defined below) and 2021 Notes (as defined below) were not exceeded, and therefore, these notes were not convertible at the option of the holder.

Fair Value of Debt

At September 30, 2019 and December 31, 2018, the estimated fair value of the outstanding Senior Notes was approximately $9.7 billion and $9.3 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period. A substantial portion of the fair value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the Convertible Senior Notes.

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

For the three months ended September 30, 2019 and 2018, the Company recognized interest expense of $16 million and $15 million, respectively, related to convertible notes, which is almost entirely comprised of the amortization of debt discount of $12 million and the contractual coupon interest of $3 million for each period. For the three months ended September 30, 2018, included in the amortization of debt discount mentioned above is $1 million of original issuance discount related to the 2020 Notes. The remaining interest expense relates to the amortization of debt issuance costs. The weighted-average effective interest rates for both the three months ended September 30, 2019 and 2018 were 3.2%.

For the nine months ended September 30, 2019 and 2018, the Company recognized interest expense of $47 million and $50 million, respectively, related to convertible notes, which is almost entirely comprised of the amortization of debt discount of $36 million and $38 million, respectively, and the contractual coupon interest of $9 million and $11 million, respectively. For the nine months ended September 30, 2019 and 2018, included in the amortization of debt discount mentioned above is $2 million of original issuance discount related to the 2020 Notes for each period. The remaining interest expense relates to the amortization of debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt. The weighted-average effective interest rates for both the nine months ended September 30, 2019 and 2018 were 3.2%.

Other Long-term Debt

Other long-term debt had a total carrying value of $6.6 billion and $6.7 billion at September 30, 2019 and December 31, 2018, respectively. Debt discount is amortized using the effective interest rate method over the period from the origination date through the stated maturity date.  The Company estimated the effective interest rates at debt origination to be 0.84% for the Senior Notes maturing in March 2022 (the "March 2022 Notes"), 2.20% for the Senior Notes maturing in November 2022 (the "November 2022 Notes"), 2.78% for the Senior Notes maturing in March 2023, 2.48% for the Senior Notes maturing in September 2024 (the "September 2024 Notes"), 3.68% for the Senior Notes maturing in March 2025, 3.62% for the Senior Notes maturing in June 2026, 1.80% for the Senior Notes maturing in March 2027 (the "March 2027 Notes") and 3.56% for the Senior Notes maturing in March 2028.

For both the three months ended September 30, 2019 and 2018, the Company recognized interest expense of $42 million related to other long-term debt, which is almost entirely comprised of contractual coupon interest of $40 million. The remaining interest expense relates to the amortization of debt discount and debt issuance costs.

For the nine months ended September 30, 2019 and 2018, the Company recognized interest expense of $125 million and $128 million, respectively, related to other long-term debt, which is almost entirely comprised of $120 million and $123 million, respectively, related to the contractual coupon interest. The remaining interest expense relates to the amortization of debt discount and debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt.

The aggregate principal value of the Euro-denominated March 2022 Notes, November 2022 Notes, September 2024 Notes and March 2027 Notes (collectively "Euro-denominated debt") and accrued interest thereon had historically been designated as a hedge of the Company's net investment in a Euro functional currency subsidiary. The Company dedesignated certain portions of this hedge in the second and third quarters of 2019. For the nine months ended September 30, 2019, the carrying value of the portion of Euro-denominated debt, including accrued interest, designated as a net investment hedge, ranged from $2.4 billion to $4.3 billion. The foreign currency transaction gains or losses on these Euro-denominated liabilities are measured based upon changes in spot rates. The foreign currency transaction gains or losses on the Euro-denominated debt that is designated as a hedging instrument are recorded in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The net assets of this subsidiary are translated into U.S. Dollars at each balance sheet date, with the effects of foreign currency changes also reported in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

10.                                      TREASURY STOCK

At December 31, 2018, the Company had a total remaining authorization of $4.5 billion to repurchase its common stock related to a program authorized by the Company's Board of Directors in 2018 for $8.0 billion. In the second quarter of 2019, the Company's Board of Directors authorized an additional program to repurchase up to $15.0 billion of the Company's common stock. At September 30, 2019, the Company had a total remaining authorization of $12.9 billion to repurchase its common stock. The Company has continued to make repurchases of its common stock in the fourth quarter of 2019 and may continue to make repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any repurchase of common stock and the amount of common stock repurchased will be determined at the Company's discretion. Additionally, the Board of Directors has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities during the three and nine months ended September 30, 2019 and 2018, respectively (in millions, except for shares):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	694,158	$1,341	1,145,120	$2,241	3,675,967	$6,666	2,019,106	$4,026
General authorization for shares withheld on stock award vesting	4,616	9	4,204	9	84,035	146	75,911	155
Total	698,774	$1,350	1,149,324	$2,250	3,760,002	$6,812	2,095,017	$4,181

Stock repurchases of $40 million in September 2019 were settled in October 2019. Stock repurchases of $74 million in December 2018 were settled in January 2019.

For the nine months ended September 30, 2019 and 2018, the Company remitted employee withholding taxes of $140 million and $154 million, respectively, to the tax authorities, which is different from the aggregate cost of the shares withheld for taxes for each period due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Unaudited Consolidated Statements of Cash Flows.

At September 30, 2019, there were 21,077,128 shares of the Company's common stock held in treasury.

11.                                      INCOME TAXES

Income tax expense consists of U.S. and international income taxes, determined using an estimate of the Company's annual effective tax rate, which is based upon the applicable tax rates and tax laws of the countries in which the income is generated. A deferred tax liability is recognized for all taxable temporary differences, and a deferred tax asset is recognized for all deductible temporary differences and operating loss and tax credit carryforwards. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, tax planning strategies, the carryforward periods available for tax reporting purposes and other relevant factors.

The Company's effective tax rates for the three and nine months ended September 30, 2019 were 17.5% and 18.6%, respectively, compared to 21.1% and 20.2% for the three and nine months ended September 30, 2018, respectively. The Company's 2019 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below), partially offset by the effect of higher international tax rates. The Company's 2018 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax, U.S. state tax rate changes that resulted in a net decrease to deferred tax liabilities associated with acquired intangible assets and excess tax benefits recognized from the vesting of equity awards, partially offset by the effect of higher international tax rates and U.S. federal and state tax associated with the Company's international earnings resulting from the enactment of the U.S. Tax Cuts and Jobs Act (the "Tax Act").

The Company's effective tax rates were lower for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, primarily as a result of lower U.S. federal and state tax associated with the Company’s current year international earnings resulting from the enactment of the Tax Act and discrete tax benefits associated with U.S. federal tax credits.

During the three and nine months ended September 30, 2019 and 2018, a substantial majority of the Company's income was reported in the Netherlands, where Booking.com is based. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 7% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings during the three and nine months ended September 30, 2019 and 2018 qualified for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rates for those periods.

During the three months ended September 30, 2019, the Company recorded a deferred tax asset of $377 million, which is included in "Other assets" in the Consolidated Balance Sheet, and a deferred tax liability of $361 million related to an internal restructuring.

12.                                      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The table below provides the balances for each classification of accumulated other comprehensive loss at September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019	December 31, 2018
Foreign currency translation adjustments, net of tax (1)	$(192)	$(129)
Net unrealized losses on debt securities, net of tax (2)	(73)	(187)
Accumulated other comprehensive loss	$(265)	$(316)

(1) Foreign currency translation adjustments, net of tax, at September 30, 2019 and December 31, 2018, includes accumulated net losses from fair value adjustments of $35 million after tax ($53 million before tax) associated with previously settled derivatives that were designated as net investment hedges.

Foreign currency translation adjustments, net of tax, includes foreign currency transaction gains of $86 million ($126 million before tax) and foreign currency transaction losses of $26 million ($20 million before tax) at September 30, 2019 and December 31, 2018, respectively, associated with the Company's Euro-denominated debt that is designated as a hedge against the impact of currency fluctuations on the net assets of a Euro functional currency subsidiary (see Note 9).

The remaining balance in foreign currency translation adjustments relates to the cumulative impacts of currency fluctuations on the Company's non-U.S. Dollar functional currency subsidiaries' net assets. At September 30, 2019 and December 31, 2018, the Company had deferred tax benefits of $64 million and $41 million, respectively, related to foreign currency translation adjustments to its one-time deemed repatriation tax liability recorded at December 31, 2017 and foreign earnings for periods after December 31, 2017 that are subject to U.S. federal and state income tax, resulting from the enactment of the Tax Act.

(2)       Net unrealized losses on debt securities, net of tax, includes cumulative tax charges of $38 million and $30 million at September 30, 2019 and December 31, 2018, respectively.

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

NCAs or other governmental authorities are continuing to review the activities of online platforms, including through the use of consumer protection powers. In October 2017, the United Kingdom's NCA (the Competition and Markets Authority, or CMA) launched a consumer protection law investigation into the clarity, accuracy and presentation of information on hotel booking sites with a specific focus on the display of search results (e.g., ranking), claims regarding discounts, methods of "pressure selling" (such as allegedly creating false impressions regarding room availability) and failure to disclose hidden charges.  In connection with this investigation, Booking.com, agoda and KAYAK, along with a number of other OTCs, voluntarily agreed to certain commitments with the CMA addressing its concerns in resolution of this investigation, which took effect on September 1, 2019. Among other things, the commitments provided to the CMA include showing prices inclusive of all mandatory taxes and charges, providing information about the effect of money earned on search result rankings on or before the search results page and making certain adjustments to how discounts and statements concerning popularity or availability are shown to consumers. The CMA has stated that it expects all participants in the online travel market to adhere to the same standards, regardless of whether they formally signed the commitments. The commitments conclude the CMA's investigation without finding an infringement or an admission of wrongdoing of the OTCs involved. The Company is unable to predict what, if any, effect the commitments made to the CMA will have on its business, industry practices or online commerce more generally.

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

Tax Matters

French tax authorities conducted an audit of Booking.com for the years 2003 through 2012. They are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income and value-added taxes. In December 2015, the French tax authorities issued Booking.com assessments related to those tax years for approximately 356 million Euros, the majority of which would represent penalties and interest. The Company believes that Booking.com has been, and continues to be, in compliance with French tax law, and the Company is contesting the assessments. The Company has not recorded a liability in connection with these assessments. In December 2018, the French tax authorities issued a formal demand for payment of the amounts assessed. As a result, in January 2019, the Company paid the assessments of approximately 356 million Euros ($403 million) in order to preserve its right to contest the assessments in court. The payment, which is included in "Other assets" in the Consolidated Balance Sheet at September 30, 2019, does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent the Company prevails. If the Company is unable to resolve the matter with the French tax authorities, the Company plans to challenge the assessments in the French courts. The French tax authorities have begun a similar audit of the tax years 2013 through 2015 and recently extended the audit to include the years 2016 through 2018, both of which could result in additional assessments.

Italian authorities are reviewing Booking.com's activities for the years 2011 through 2015. They are reviewing whether Booking.com has a permanent establishment in Italy and Booking.com's transfer pricing policies in Italy. The Company believes that Booking.com has been, and continues to be, in compliance with Italian tax law. The Company is cooperating with the investigation but intends to contest any allegation that Booking.com has a permanent establishment in Italy or that its transfer pricing policies are inappropriate. In December 2018, the Italian tax authorities issued an assessment on the Italian Booking.com subsidiary for approximately 48 million Euros ($52 million) for the 2013 tax year, asserting that its transfer pricing policies were inadequate. The Company has not recorded a liability in connection with this assessment. It is unclear what further actions, if any, the Italian authorities will take. Such actions could include closing the investigation, assessing Booking.com additional taxes, the imposition of interest, fines and penalties and/or bringing criminal charges.

In addition, Turkish tax authorities have asserted that Booking.com has a permanent establishment in Turkey and have issued tax assessments for the years 2012 through 2017 for approximately 544 million Turkish Lira ($96 million), including interest and penalties. The Company believes that Booking.com has been, and continues to be, in compliance with Turkish tax law, and the Company is contesting these assessments. The Company has not recorded a liability in connection with these assessments.

As a result of an internal review of tax policies and positions at one of the Company's smaller subsidiaries, the Company identified two issues related to the application of certain non-income-based tax laws to that subsidiary's business. In the third and fourth quarters of 2018, the Company accrued related travel transaction taxes totaling approximately $46 million, based on the Company's estimate of the probable travel transaction tax owed for the prior periods, including interest and penalties, as applicable. At September 30, 2019, the Company had $65 million accrued related to these travel transaction taxes. The Company accrued $10 million in the third quarter of 2019. The related expenses are included in "General and administrative" expense in the Unaudited Consolidated Statement of Operations. The Company currently estimates that the reasonably possible loss related to these matters in excess of the amount accrued is approximately $25 million. The Company's internal review is ongoing, and, to the extent the Company determines that the probable taxes owed related to these matters exceed what has already been accrued or new issues are identified during this review, the Company may need to accrue additional amounts, which could adversely affect the Company’s business, results of operations, financial condition and cash flows.

During the second quarter 2019, the Company identified the nonpayment in prior periods of a wage-related tax under Netherlands' law on compensation paid to certain highly-compensated former employees in the year of their separation from employment with Booking.com.  The Company has informed the Dutch tax authorities of the nonpayment and, to correct this immaterial error, has accrued a liability of $61 million (before tax) based on the Company's estimate of the probable tax owed for prior tax years, including interest (but not including any potential penalties, which cannot reasonably be estimated).  This expense is recorded in "Personnel" expenses in the Unaudited Consolidated Statement of Operations for the nine months ended September 30, 2019.

In July 2019, France signed into law a 3% digital services tax which is retroactively applicable as of January 1, 2019. The Company accrued a liability of $29 million for this digital services tax for the first nine months of 2019. The expense is included in "General and administrative" expenses in the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2019.

From time to time, the Company is involved in other tax-related audits, investigations or proceedings, which could relate to income taxes, value-added taxes, sales taxes, employment taxes, etc. For example, the Company is subject to legal proceedings in the United States related to travel transaction taxes (e.g., hotel occupancy taxes, sales taxes, etc.).

Any taxes or other assessments in excess of the Company's current tax provisions, whether in connection with the foregoing or otherwise (including the resolution of any tax proceedings), could have a material adverse effect on the Company's business, effective tax rate, results of operations and financial condition.

Turkish Matter

From time to time the Company has been subject to legal proceedings and claims regarding whether it is subject to local registration requirements. In March 2017, in connection with a lawsuit begun in 2015 by the Association of Turkish Travel Agencies claiming that Booking.com is required to meet certain registration requirements in Turkey, a Turkish court ordered Booking.com to suspend offering Turkish hotels and accommodations to Turkish residents, which had a negative impact on the Company's growth and results of operations. In October 2019, the Turkish court issued judgment in favor of the Association of Turkish Travel Agencies, finding that Booking.com must meet certain registration requirements in order to offer Turkish hotels and accommodations to Turkish residents. If Booking.com does not successfully appeal this decision or meet the Turkish registration requirements, Booking.com will be unable to resume offering Turkish hotels and accommodations to Turkish residents, which would continue to negatively impact the Company's results of operations.
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

Building Construction

In September 2016, the Company signed a turnkey agreement to construct an office building for Booking.com’s headquarters in the Netherlands for 270 million Euros. Upon signing this agreement, the Company paid 43 million Euros for the acquired land-use rights, which was included in “Other assets” in the Consolidated Balance Sheets for periods prior to January 1, 2019. The land-use rights were reclassified from "Other assets" to "Operating lease assets" on January 1, 2019 as part of the adoption of ASC 842, Leases (see Note 1). In addition, since signing the turnkey agreement the Company has made several progress payments principally related to the construction of the building, which are included in "Property and equipment, net" in the Consolidated Balance Sheets. At September 30, 2019, the Company has a remaining obligation of 124 million Euros ($135 million) related to the building construction, which will be paid through 2021, when the Company anticipates construction will be complete.
In addition to the turnkey agreement, the Company has a remaining obligation at September 30, 2019 to pay 72 million Euros ($79 million) over the remaining term of the acquired land lease. The Company will also make additional capital expenditures to fit out and furnish the office space.
Other Contractual Obligation

In 2018, the Company signed an agreement for a lease related to approximately 222,000 square feet of office space in the city of Manchester in the United Kingdom for the headquarters of Rentalcars.com. The Company's obligation to execute the lease is conditional upon the lessor completing certain activities, which are expected to be completed in 2021. If these activities are completed, the lease will commence for a term of approximately 13 years and the Company will have a lease obligation of approximately 65 million British Pounds Sterling ($80 million), excluding lease incentives. The Company will also make capital expenditures to fit out and furnish the office space.

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

Our growth has primarily been generated by our worldwide accommodation reservation service brand, Booking.com, which is our most significant brand, and has been due, in part, to the availability of a large number of properties through Booking.com. Booking.com included approximately 2,520,000 properties on its website at September 30, 2019, consisting of approximately 455,000 hotels, motels and resorts and approximately 2,065,000 homes, apartments and other unique places to stay, compared to approximately 2,065,000 properties (including approximately 430,000 hotels, motels and resorts and approximately 1,635,000 homes, apartments, and other unique places to stay) at September 30, 2018. Booking.com categorizes properties listed on its website as either (a) hotels, motels and resorts, which groups together more traditional accommodation types (including hostels and inns), or (b) homes, apartments and other unique places to stay, also referred to as alternative accommodations, which encompasses all other types of accommodations, including bed and breakfasts, villas, apart-hotels and beyond.

We intend to continue to improve the accommodation choices available for reservation on our platforms, such as hotels, motels, resorts, homes, apartments and other unique places to stay, however the growth rate of our accommodations may vary in part as a result of removing accommodations from our platforms from time to time. Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because alternative accommodations are often either a single unit or a small collection of independent units, these properties generally represent more limited booking opportunities than hotels, motels and resorts, which generally have more units to rent per property. Further, alternative accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors or may not be available at peak times due to use by the property owners. We may also experience lower profit margins with respect to these properties due to certain additional costs, such as increased customer service costs, related to offering these accommodations on our platforms. As our alternative accommodation business has increased, these different characteristics have negatively impacted our profit margins and we expect this trend to continue. Further, to the extent these properties represent an increasing percentage of the properties added to our platforms, we expect that our room nights growth rate and property growth rate will continue to diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of alternative accommodation properties increases, the number of reservations per property will likely continue to decrease. We believe that continuing to expand the number and variety of accommodations available through our services, in particular Booking.com, will help us to continue to grow our accommodation reservation business.

As part of our strategy to provide more payment options to consumers and travel service providers, increase the number and variety of accommodations available on Booking.com and enable the growth of our in-destination activities businesses, Booking.com is increasingly processing transactions on a merchant basis, where it facilitates payments from travelers for the services provided. This allows Booking.com to process transactions for travel service providers and to increase its ability to offer secure and flexible transaction terms to consumers, such as the form and timing of payment. We believe that adding these types of service offerings will benefit consumers and travel service providers, as well as our gross bookings, room night and earnings growth rates. However, this results in additional expenses for personnel, payment processing, customer chargebacks (including those related to fraud) and other expenses related to these transactions, which are recorded in "Personnel" and "Sales and other expenses" in our Unaudited Statements of Operations, as well as associated incremental revenues in the form of credit card rebates, for example, which are recorded in "Merchant revenues." As this business continues to grow, we expect these expenses to continue to increase, which would negatively impact our operating margins despite increases in associated incremental revenues. Components of revenues and expenses related to our merchant business may be recognized in different periods. These timing factors could impact our operating margins as well as the relationship between our gross bookings and revenues in a particular period, especially as our merchant business increases as a percentage of our overall business.

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
Although we believe that providing an extensive collection of properties, excellent customer service and an intuitive, easy-to-use consumer experience are important factors influencing a consumer's decision to make a reservation, for many consumers, particularly in certain markets, the price of the travel service is the primary factor determining whether a consumer will book a reservation. As a result, it is increasingly important to offer travel services, such as accommodation reservations, at competitive prices, whether through discounts, coupons, closed-user group rates or loyalty programs, or otherwise. These initiatives have resulted and in the future may result in lower ADRs and lower revenue as a percentage of gross bookings. Discounting and couponing coupled with a high degree of consumer shopping behavior is particularly common in Asian markets. In some cases, our competitors are willing to make little or no profit on a transaction, or offer travel services at a loss, in order to gain market share.

We have observed a trend of declining constant-currency accommodation ADRs, which we expect to continue, though the rate of decline may fluctuate and there may be periods of stable or increasing ADRs. We believe the trend of declining ADRs is partially driven by the negative impact of the changing geographical mix of our business (e.g., lower ADR regions like Asia-Pacific are generally growing faster than higher ADR regions like Western Europe) as well as pricing pressures within local markets that we observe from time to time that may be the result of competitive conditions, weakening economic conditions or changes in travel patterns. These declining ADR trends have resulted in and may continue to result in our gross bookings growing at a lower rate of growth than our accommodation room nights.

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Historically our performance marketing expenses have increased significantly, however, more recently, we have experienced more moderate growth rates, a trend we expect to continue. Our performance marketing expense is primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our websites. More recently, growth of some of these channels has slowed. Performance marketing expenses were $3.5 billion and $3.6 billion for the nine months ended September 30, 2019 and September 30, 2018, respectively. We also invested $462 million and $385 million in brand marketing for the nine months ended September 30, 2019 and 2018, respectively, primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook), online display advertising and other brand marketing. We intend to continue a strategy of promoting brand awareness through both online and offline marketing efforts, including by expanding brand campaigns into additional markets, which we expect will increase our brand marketing expenses over time. We have observed increased brand marketing by other OTCs, meta-search services and travel service providers, which may make our brand marketing efforts more expensive and less effective.

Performance marketing efficiency, expressed as performance marketing expense as a percentage of total revenues, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign currency exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our platforms for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs per click and reduce our performance marketing efficiency. Changes by Google in how it presents travel search results, including by placing its own offerings at or near the top of search results, or the manner in which it conducts the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites. Similarly, changes by our other search and meta-search partners in how they present travel search results or the manner in which they conduct the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites.

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

In recent years, we experienced significant increases in our cancellation rates, which negatively affected our marketing efficiency and results of operations. Beginning in the third quarter of 2018, our cancellation rates have decreased, which has benefited our marketing efficiency and results of operations. We believe that many factors influence cancellation rates, and it is uncertain whether future cancellation rates will continue to decrease, stabilize or return to their prior trend of generally increasing over time.

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

These and other macro-economic uncertainties, such as geopolitical tensions and differing central bank monetary policies, have led to significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling and other currencies. Significant fluctuations in foreign currency exchange rates, stock markets and oil prices can also impact consumer travel behavior.

As noted earlier, our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. As a result, both the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars are affected by foreign currency exchange rate changes. Our foreign-currency-denominated gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars are lower for the three and nine months ended September 30, 2019 than they would have been had foreign currency exchange rates remained where they were in the corresponding periods in 2018.  For example, total revenues from our international businesses increased by 4.3% and 4.2% for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018, respectively, but, without the impact of changes in foreign currency exchange rates, grew year-over-year on a constant-currency basis by approximately 8% and 9%, respectively. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. Historically, the aggregate principal value of our Euro-denominated debt and accrued interest thereon had provided a hedge against the impact of foreign currency exchange rate fluctuations on the net assets of one of our Euro functional currency subsidiaries. We have recognized foreign currency transaction gains or losses since we dedesignated certain portions of this hedge in the second and third quarters of 2019. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations (see Note 6 to our Unaudited Consolidated Financial Statements). For more information, see Part II Item 1A Risk Factors - "We are exposed to fluctuations in foreign currency exchange rates."

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

Many national governments have conducted or are conducting investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. Some countries have adopted or proposed legislation that could also affect business practices within the online travel industry. For example, France and Italy, among others, have adopted legislation making all price parity agreements illegal and similar legislation is under consideration in other countries. Also, a number of governments are investigating or conducting information-gathering exercises with respect to compliance by OTCs with consumer protection laws, including practices related to the display of search results and search ranking algorithms, claims regarding discounts, disclosure of charges and availability, and similar messaging. For more information on these investigations and their potential effects on our business, see Note 13 to our Unaudited Consolidated Financial Statements and Part II Item 1A Risk Factors - "Our business is subject to various competition, anti-trust, consumer protection and online commerce laws, rules and regulations around the world, and as the size of our business grows, scrutiny of our business by legislators and regulators in these areas may intensify." In addition to the price parity and consumer protection investigations, from time to time national competition authorities, other governmental agencies, trade associations and private parties take legal actions, including commencing legal proceedings, that may affect our operations.  In general, increased regulatory focus on online businesses, including online travel businesses like ours, could result in increased compliance costs or otherwise adversely affect our business.

Seasonality

The majority of our gross bookings are generated in the first half of the year, as customers plan and reserve their spring and summer vacations in Europe and North America. However, we generally recognize revenue from these bookings when the travel begins (at "check-in"), which can be in a quarter other than when the reservation is booked. In contrast, we expense the substantial majority of our marketing activities as the expense is incurred, which, in the case of performance marketing in particular, is typically in the quarter in which associated reservations are booked. As a result of this potential timing difference between when we record marketing expense and when we recognize associated revenue, we experience our highest levels of profitability in the third quarter of the year, which is when we experience the highest levels of accommodation check-ins for the year for our European and North American businesses. The first quarter of the year is typically our lowest level of profitability and may experience additional volatility in earnings growth rates due to these seasonal timing factors. For our Asia-Pacific business, we experience the highest levels of accommodation bookings in the third and fourth quarters of the year, and the highest levels of accommodation check-ins in the fourth quarter. As the relative growth rates for our businesses fluctuate, the quarterly distribution of our operating results may vary.

For several years, we experienced an expansion of the booking window (the average time between the making of a travel reservation and the travel), which impacts the relationship between our gross bookings (recognized at the time of booking) and our revenues (recognized at the time of check-in).  However, we saw a contraction of the booking window throughout 2018 and in the nine months ended September 30, 2019. Future changes in the length of the booking window will affect the degree to which our gross bookings and revenues occur in the same period and, as a result, whether our gross bookings growth rates and revenue growth rates converge or diverge.

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

We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve long-term operating results, even if those expenditures create pressure on operating margins. We have experienced pressure on operating margins as we prioritize initiatives that drive growth. We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, acquisitions. In addition, we are increasing collaboration among our brands to expand our product offerings with the aim of providing our customers the convenience of a frictionless travel experience. As the overall size of our business has grown, the competitive pressure to innovate will encompass a wider range of services and technologies, including services and technologies that may be outside of our historical core business, and our ability to keep pace may slow. Potential competitors, such as emerging start-ups, may be able to innovate and focus on developing a particularly new product or service faster than we can or may foresee consumer need for new services or technologies before us. Some of our larger competitors or potential competitors have more resources or more established or diversified relationships with consumers than we do, and they could use these advantages in ways that could affect our competitive position, including by making acquisitions, entering or investing in travel reservation businesses, investing in research and development, and competing aggressively for highly-skilled employees. For example, because consumers often utilize other online services more frequently than online travel services, a competitor or potential competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost-effectively acquire customers for its online travel services than we can. Our goal is to grow revenue and achieve healthy operating margins in an effort to maintain profitability. The uncertain and highly competitive environment in which we operate makes the prediction of future results of operations difficult, and accordingly, we may not be able to sustain revenue growth and profitability.

Critical Accounting Policies and Estimates for Valuation of Goodwill and Other Long-Lived Assets

A substantial portion of our intangibles and goodwill relates to the acquisitions of OpenTable and KAYAK. As of September 30, 2019, we performed our annual goodwill impairment testing and concluded that there was no impairment of goodwill. The fair values of our reporting units substantially exceeded their respective carrying values as of September 30, 2019. In addition, at September 30, 2019, we did not identify any impairment indicators for our other long-lived assets.

Results of Operations
Three and Nine Months Ended September 30, 2019 compared to the Three and Nine Months Ended September 30, 2018

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

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the three and nine months ended September 30, 2019 and 2018 were as follows (numbers may not total due to rounding):

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2019	2018	Change	2019	2018	Change
Agency	$18,118	$19,024	(4.8)%	$56,433	$58,689	(3.8)%
Merchant	7,163	5,250	36.5%	19,297	14,490	33.2%
Total	$25,281	$24,274	4.1%	$75,730	$73,179	3.5%

Gross bookings increased by 4.1% and 3.5% for the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018 (growth on a constant-currency basis was approximately 7% and 8%, respectively), primarily due to growth of 11.0% in accommodation room night reservations for both the three and nine months ended September 30, 2019, partially offset by a decrease in accommodation ADRs on a constant-currency basis of approximately 3% and 2% for the three and nine months ended September 30, 2019, respectively, as well as the negative impact of foreign currency exchange rate fluctuations. We believe that unit growth rates and growth in total gross bookings on a constant-currency basis, which excludes the impact of foreign currency exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

Agency gross bookings are derived from travel-related transactions where we do not facilitate payments from travelers for the travel services provided. Agency gross bookings decreased by 4.8% and 3.8% for the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018, almost entirely due to a decrease in gross bookings from agency accommodation room night reservations at Booking.com, partially resulting from the growth of its merchant accommodation reservation services, as well as the aforementioned negative impact of foreign currency exchange rate fluctuations.

Merchant gross bookings are derived from services where we facilitate payments from travelers for the travel services provided. Merchant gross bookings increased by 36.5% and 33.2% for the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018, almost entirely due to growth in gross bookings from our merchant accommodation reservation services at Booking.com and agoda, partially offset by the aforementioned negative impact of foreign currency exchange rate fluctuations. Booking.com has been expanding its merchant accommodation reservation services to, among other reasons, provide more payment options to consumers and travel service providers, increase the number and variety of accommodations available on Booking.com and enable the growth of its in-destination activities businesses.

Accommodation room nights, rental car days and airline tickets reserved through our services for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2019	2018	Change	2019	2018	Change
Room nights	223	201	11.0%	654	589	11.0%
Rental car days	21	19	8.5%	60	59	2.8%
Airline tickets	2	2	(2.5)%	6	6	1.5%

Accommodation room night reservations increased by 11.0% for both the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, primarily due to our investments in improving the accommodation choices we offer our consumers, marketing and providing a continuously improving consumer experience, as well as the overall growth in the travel industry and the ongoing shift from offline to online for travel bookings. The increases for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, were also positively impacted by a decrease in cancellation rates.

Rental car day reservations increased by 8.5% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due primarily to an increase in international rental car day reservations. Rental car day reservations increased by 2.8% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, due primarily to an increase in international rental car day reservations, partially offset by a decrease in U.S. rental car day reservations primarily as a result of rental car supply constraints.

Airline ticket reservations decreased by 2.5% for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, due to a decrease in airline ticket reservations at priceline. Airline ticket reservations increased by 1.5% for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, due to the growth of priceline's vacation packages product.

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

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2019	2018	Change	2019	2018	Change
Agency revenues	$3,435	$3,541	(3.0)%	$7,991	$8,221	(2.8)%
Merchant revenues	1,313	1,050	25.1%	2,875	2,286	25.8%
Advertising and other revenues	292	258	12.4%	861	807	6.5%
Total revenues	$5,040	$4,849	3.9%	$11,727	$11,314	3.6%

Total revenues for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, respectively, increased by 3.9% and 3.6% (growth on a constant-currency basis was approximately 7% and 8%, respectively). Substantially all of the year-over-year increase for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, was related to revenues from our accommodation reservation services as well as a $37 million reduction in the liabilities for loyalty and other incentive programs in the third quarter of 2019, partially offset by the negative impact of foreign currency exchange rate fluctuations.

Agency revenues decreased by 3.0% and 2.8% for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, almost entirely due to decreased gross bookings from agency accommodation room night reservations at Booking.com, partially resulting from the growth of its merchant accommodation reservation services.

Merchant revenues for the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, respectively, increased by 25.1% and 25.8% primarily due to the increases in merchant accommodation reservation services. Booking.com has been expanding its merchant accommodation reservation services to, among other reasons, provide more payment options to consumers and travel service providers, improve the accommodation choices available on Booking.com and enable the growth of our in-destination activities businesses.

Advertising and other revenues increased by 12.4% and 6.5% for the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018, primarily due to the inclusion of approximately $20 million and $52 million in revenue related to HotelsCombined, which was acquired in November 2018, in the three and nine months ended September 30, 2019, respectively. The increase in advertising and other revenues for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was negatively impacted by an increase in revenues in 2018 resulting from the reduction of $27 million in OpenTable's loyalty program liability in the first quarter of 2018, partially offset by the reduction of $11 million in OpenTable's loyalty program liability in the third quarter of 2019.

Total revenues as a percentage of gross bookings was 19.9% and 15.5% for the three and nine months ended September 30, 2019, respectively, as compared to 20.0% and 15.5% for the three and nine months ended September 30, 2018, respectively.

Our international businesses accounted for $4.6 billion and $10.6 billion of our total revenues for the three and nine months ended September 30, 2019, respectively, which increased by 4.3% and 4.2%, respectively, compared to the three and nine months ended September 30, 2018 (growth on a constant-currency basis was approximately 8% and 9%, respectively). Total revenues attributable to our U.S. businesses were flat for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. Total revenues attributable to our U.S. businesses decreased by 0.9% for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, due primarily to the reduction of $27 million in OpenTable's loyalty program liability in the first quarter of 2018, partially offset by the reduction of $11 million in OpenTable's loyalty program liability in the third quarter of 2019.

Operating Expenses

Marketing

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2019	2018	Change	2019	2018	Change
Performance marketing	$1,291	$1,314	(1.8)%	$3,513	$3,562	(1.4)%
% of Total revenues	25.6%	27.1%		30.0%	31.5%

Brand marketing	$124	$160	(22.4)%	$462	$385	19.9%
% of Total revenues	2.5%	3.3%		3.9%	3.4%

We rely on performance marketing channels to generate a significant amount of traffic to our websites. Performance marketing expenses consist primarily of the costs of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) other performance-based marketing and incentives. For the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, performance marketing expense growth rate was reduced by foreign currency exchange rate fluctuations and slowing growth in performance marketing channels. We adjust our performance marketing spend based on our growth and profitability objectives and the expected performance of our performance marketing channels. Performance marketing expense as a percentage of total revenues decreased for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, due to changes in the share of traffic by channel, primarily related to an increase in the share of direct traffic, and the timing of booking versus travel. We recognize the substantial majority of our performance marketing expenses as they are incurred, which is typically in the quarter in which the associated reservations are booked. In contrast, we generally do not recognize revenue from these reservations until the travel begins, which can be in a quarter other than when the reservations are booked.

Brand marketing expenses consist primarily of television advertising, online video advertising (including the airing of our television advertising online) and online display advertising, as well as other marketing spend such as public relations, sponsorships and trade shows. For the three months ended September 30, 2019, brand marketing expenses decreased by 22.4%, compared to the three months ended September 30, 2018, primarily due to a reduction of brand marketing expense at Booking.com. For the nine months ended September 30, 2019, brand marketing expenses increased by 19.9%, compared to the nine months ended September 30, 2018, primarily due to increased brand marketing expenses at Booking.com in the first half of 2019 in order to increase brand awareness and grow the number of customers that come directly to the Booking.com platforms.

Sales and Other Expenses

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2019	2018	Change	2019	2018	Change
Sales and other expenses	$276	$243	13.4%	$739	$612	20.7%
% of Total revenues	5.5%	5.0%		6.3%	5.4%

Sales and other expenses consist primarily of: (1) credit card and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) customer chargeback provisions and fraud prevention expenses associated with merchant transactions; (4) customer relations costs; and (5) provisions for bad debt, primarily related to agency accommodation commission receivables. For the three and nine months ended September 30, 2019, sales and other expenses, which are substantially variable in nature, increased compared to the three and nine months ended September 30, 2018, due primarily to increases in our merchant transaction volumes, partially offset by lower chargeback expense.

Personnel

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2019	2018	Change	2019	2018	Change
Personnel	$566	$537	5.4%	$1,686	$1,558	8.2%
% of Total revenues	11.2%	11.1%		14.4%	13.8%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes, and employee health and other benefits. Personnel expenses increased during the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, primarily due to increases in aggregate salaries of $36 million and $93 million, respectively, related to headcount growth to support our businesses, partially offset by lower bonus expenses. Personnel expenses increased during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, also due to an accrual of $61 million recorded in 2019 to correct an immaterial error related to the nonpayment in prior periods of a wage-related tax under Netherlands' law on compensation paid to certain highly-compensated former employees in the year of their separation from employment with Booking.com. Stock-based compensation expense was $79 million and $232 million for the three and nine months ended September 30, 2019, respectively, compared to $70 million and $216 million for the three and nine months ended September 30, 2018, respectively. Headcount increased, primarily in the areas of customer service and information technology to support transaction growth and various business initiatives, such as alternative accommodations, marketing, payments and in-destination experiences.

General and Administrative

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2019	2018	Change	2019	2018	Change
General and administrative	$225	$183	23.4%	$596	$505	18.4%
% of Total revenues	4.5%	3.8%		5.1%	4.5%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) personnel-related expenses such as travel, relocation, recruiting and training expenses; and (3) fees for outside professionals, including litigation expenses. General and administrative expenses increased during the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, due to increased professional fees, higher occupancy and office expenses and personnel-related expenses associated with increased headcount and outside consultants to support the expansion of our international businesses. The increase in general and administrative expenses for the three and nine months ended September 30, 2019, primarily due to an accrual for the French digital services tax related to the first nine months of 2019 of $29 million and an accrual for travel transaction taxes related to prior periods of $10 million recognized in the third quarter of 2019, which was partially offset by an accrual for travel transaction taxes of $29 million related to prior periods recognized in the third quarter of 2018 (see Note 13 to the Unaudited Consolidated Financial Statements).

Information Technology

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2019	2018	Change	2019	2018	Change
Information technology	$71	$58	22.2%	$206	$177	16.2%
% of Total revenues	1.4%	1.2%		1.8%	1.6%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) data center and cloud costs; (3) payments to outside consultants; and (4) data communications and other expenses associated with operating our services. Information technology expenses increased during the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, due primarily to increased data center and cloud costs, as well as increased software license fees.

Depreciation and Amortization

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2019	2018	Change	2019	2018	Change
Depreciation and amortization	$117	$107	8.6%	$352	$317	10.9%
% of Total revenues	2.3%	2.2%		3.0%	2.8%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation of computer equipment; (3) depreciation of internally developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. Depreciation and amortization expenses increased during the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, primarily as a result of increases of $5 million and $18 million, respectively, in data center equipment depreciation expenses and $4 million and $14 million, respectively, of internally developed software depreciation expenses due to higher capital expenditures and capitalized software development costs to support growth and geographic expansion.

Other Income (Expense)

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2019	2018	Change	2019	2018	Change
Interest income	$44	$48	(10.4)%	$113	$141	(20.0)%
Interest expense	(70)	(68)	2.6%	(204)	(203)	0.3%
Net unrealized (losses) gains on marketable equity securities	(49)	31	(256.0)%	419	107	291.2%
Foreign currency transactions and other	68	(18)	(499.4)%	37	(40)	(191.7)%
Total	$(7)	$(7)	9.3%	$365	$5	7183.3%

Interest income decreased for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, primarily due to lower average invested balances of marketable securities and lower yields as well as increased usage of investments classified as cash equivalents.

Net unrealized (losses) gains on marketable equity securities for the three and nine months ended September 30, 2019 and 2018 were related to our equity investments in Trip.com Group and Meituan Dianping (see Note 5 to our Unaudited Consolidated Financial Statements).

Foreign currency transactions and other includes foreign currency gains and losses on derivative contracts, foreign currency transaction gains and losses, including costs related to foreign currency transactions, net realized gains and losses on investments and other income or expense. Foreign currency transactions and other includes foreign currency gains of $60 million and $17 million for the three and nine months ended September 30, 2019, respectively, and foreign currency losses of $17 million and $37 million for the three and nine months ended September 30, 2018, respectively. Foreign currency transaction gains for the three and nine months ended September 30, 2019 includes gains of $72 million and $54 million, respectively, related to the portion of our Euro-denominated debt that was not designated as a net investment hedge in the second and third quarters of 2019. In addition, foreign currency transactions and other includes a net realized gain of $11 million for the nine months ended September 30, 2019 and a net realized loss of $1 million for the nine months ended September 30, 2018 from sales of investments in debt securities.

Income Taxes

	Three Months Ended September 30, (in millions)			Nine Months Ended September 30, (in millions)
	2019	2018	Change	2019	2018	Change
Income tax expense	$413	$473	(12.8)%	$844	$851	(0.8)%
% of Earnings before income taxes	17.5%	21.1%		18.6%	20.2%

Our 2019 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below), partially offset by the effect of higher international tax rates. Our 2018 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax, U.S. state tax rate changes that resulted in a net decrease to deferred tax liabilities associated with acquired intangible assets and excess tax benefits recognized from the vesting of equity awards, partially offset by the effect of higher international tax rates and U.S. federal and state tax associated with our international earnings resulting from the enactment of the U.S. Tax Cuts and Jobs Act (the "Tax Act").

Our effective tax rates were lower for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, primarily as a result of lower U.S. federal and state tax associated with our current year international earnings resulting from the enactment of the Tax Act and discrete tax benefits associated with U.S. federal tax credits.

A portion of Booking.com's earnings during the three and nine months ended September 30, 2019 and 2018 qualified for Innovation Box Tax treatment under Dutch tax law, which had a significant beneficial impact on our effective tax rates for those periods. In September 2019, the Dutch government released its 2020 Tax Plan, which if approved would increase the Innovation Box Tax rate from 7% to 9% and decrease the statutory corporate income tax rate from 25% to 21.7%, beginning in 2021. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not innovative or for any other reason, would substantially increase our effective tax rate and adversely impact our results of operations and cash flows. See Part II Item 1A Risk Factors - "We may not be able to maintain our 'Innovation Box Tax' benefit."

Liquidity and Capital Resources

At September 30, 2019, we had $11.8 billion in cash, cash equivalents and short-term and long-term investments, of which approximately $3.8 billion is held by our international subsidiaries and is denominated primarily in U.S. Dollars, Euros and, to a lesser extent, British Pounds Sterling and other currencies. Cash equivalents and short-term and long-term investments are comprised of U.S. and international corporate bonds, U.S. and international government securities, money market funds, time deposits and certificates of deposit, convertible debt securities and American Depositary Shares ("ADSs") of Trip.com Group, Meituan Dianping equity securities and our investments in private companies. In August 2019, $500 million of Trip.com Group convertible notes were repaid on maturity. See Notes 5 and 6 to the Unaudited Consolidated Financial Statements for further information.

At September 30, 2019, we had a remaining transition tax liability of $1.1 billion as a result of the Tax Act, which included $1.0 billion reported as "Long-term U.S. transition tax liability" and $93 million included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet. This liability will be paid over the next seven years. In accordance with the Tax Act, generally, future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by us.

In August 2019, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. The revolving credit facility provides for the issuance of up to $80 million of letters of credit as well as borrowings of up to $100 million on same-day notice, referred to as swingline loans. The proceeds of loans made under the facility will be used for working capital and general corporate purposes, including acquisitions, share repurchases and debt repayments. At September 30, 2019, there were no borrowings outstanding and $5 million of letters of credit were issued under the facility. Upon entering into the new revolving credit facility in August 2019, we terminated the $2.0 billion five-year revolving credit facility entered into in June 2015. We made several short-term borrowings under this prior revolving credit facility in the first half of 2019 totaling $400 million, all of which were repaid prior to June 30, 2019. See Note 9 to the Unaudited Consolidated Financial Statements for further information.

Our Convertible Senior Notes due June 2020 (the “2020 Notes”) are reported as current liabilities in the Consolidated Balance Sheet at September 30, 2019. The holders will have the right to convert all or any portion of the 2020 Notes at March 15, 2020 regardless of our stock price (see Note 9 to the Unaudited Consolidated Financial Statements).

During the nine months ended September 30, 2019, we repurchased 3,760,002 shares of our common stock for an aggregate cost of $6.8 billion. At September 30, 2019, we had a remaining aggregate amount of $12.9 billion authorized by our Board of Directors to repurchase our common stock. We have continued to make repurchases of our common stock in the fourth quarter of 2019 and may continue to make additional repurchases of our common stock from time to time, depending on prevailing market conditions, alternate uses of capital and other factors.

In September 2016, we signed a turnkey agreement to construct an office building for Booking.com’s headquarters in the Netherlands for 270 million Euros. Upon signing this agreement, we paid 43 million Euros for the acquired land-use rights. In addition, since signing the turnkey agreement we have made several progress payments principally related to the construction of the building. At September 30, 2019, we have a remaining obligation of 124 million Euros ($135 million) related to the building construction, which will be paid through 2021, when we anticipate construction will be complete. In addition to the turnkey agreement, we have a remaining obligation at September 30, 2019 to pay 72 million Euros ($79 million) over the remaining term of the acquired land lease. We will also make additional capital expenditures to fit out and furnish the office space.
See Note 13 to the Unaudited Consolidated Financial Statements for further information related to our commitments and contingencies.
Cash Flow Analysis

Net cash provided by operating activities decreased by $466 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to the payment of $403 million in 2019 to French tax authorities to preserve our right in order to contest certain tax assessments in court (see Note 13 to our Unaudited Consolidated Financial Statements).

Net cash provided by operating activities for the nine months ended September 30, 2019 was $3.8 billion, resulting from net income of $3.7 billion and a favorable impact from adjustments for non-cash items of $450 million, partially offset by an unfavorable net change in working capital and other long-term assets and liabilities of $356 million. Non-cash items were principally associated with net unrealized gains on marketable equity securities, depreciation and amortization, stock-based compensation expense and operating lease amortization. For the nine months ended September 30, 2019, prepaid expenses and other current assets increased by $247 million primarily related to the prepayments of Netherlands income taxes, net of utilization during the period, of $142 million to earn prepayment discounts and an increase in prepayments to suppliers of $67 million. For the nine months ended September 30, 2019, accounts receivable increased by $442 million primarily related to increases in business volumes. For the nine months ended September 30, 2019, accounts payable, accrued expenses and other current liabilities increased by $794 million primarily related to growth in Booking.com's merchant transactions and increases in business volumes. Due to the typical seasonality of our business, our gross bookings and revenues are generally higher in the third quarter of the year than in the fourth quarter of the year which typically results in higher accounts receivable, deferred merchant bookings, accounts payable and accrued expenses at September 30 compared to December 31. Net change in other long-term assets and liabilities of $461 million was primarily due to the increase in other long-term assets related to the payment of $403 million to French tax authorities in order to preserve our right to contest the assessments in court (see Note 13 to our Unaudited Consolidated Financial Statements).

Net cash provided by operating activities for the nine months ended September 30, 2018 was $4.3 billion, resulting from net income of $3.4 billion, a favorable impact from adjustments for non-cash items of $571 million and net favorable changes in working capital and other assets and liabilities of $331 million. Non-cash items were principally associated with depreciation and amortization, stock-based compensation expense, the provision for uncollectible accounts and net unrealized gains on marketable equity securities. For the nine months ended September 30, 2018, prepaid expenses and other current assets increased by $201 million, primarily related to an increase in prepayments to travel service providers of $106 million and the prepayments of Netherlands income taxes, net of utilization during the period, of $62 million to earn prepayment discounts. For the nine months ended September 30, 2018, accounts receivable increased by $450 million and accounts payable, accrued expenses and other current liabilities increased by $1.0 billion, primarily related to seasonality and increases in business volumes.

Net cash provided by investing activities for the nine months ended September 30, 2019 was $7.0 billion, principally resulting from the proceeds from sales and maturities of investments of $7.9 billion, net of purchases of $0.7 billion. Net cash provided by investing activities for the nine months ended September 30, 2018 was $1.8 billion, principally resulting from the proceeds from sales and maturities of investments of $4.5 billion, net of purchases of $2.2 billion, partially offset by acquisitions and other investments, net of cash acquired, of $139 million.  Cash invested in the purchase of property and equipment was $281 million and $356 million in the nine months ended September 30, 2019 and 2018, respectively. Cash invested in the purchase of property and equipment for the nine months ended September 30, 2019 and 2018, respectively, included payments of $35 million and $72 million related to the turnkey agreement for constructing Booking.com's future headquarters.

Net cash used in financing activities was $6.9 billion for the nine months ended September 30, 2019, almost entirely resulting from payments for the repurchase of common stock of $6.8 billion. Net cash used in financing activities was $5.6 billion for the nine months ended September 30, 2018, which primarily consisted of payments for the repurchase of common stock of $4.1 billion and payments for the conversion of Senior Notes of $1.5 billion.

Contingencies

French tax authorities conducted an audit of Booking.com for the years 2003 through 2012. They are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income and value-added taxes. In December 2015, the French tax authorities issued Booking.com assessments related to those tax years for approximately 356 million Euros, the majority of which would represent penalties and interest.  We believe that Booking.com has been, and continues to be, in compliance with French tax law and we are contesting the assessments. In December 2018, the French tax authorities issued a formal demand for payment of the amounts assessed. In January 2019, we paid the assessments of approximately 356 million Euros ($403 million) in order to preserve our right to contest the assessments in court. The payment, which is included in "Other assets" in the Consolidated Balance Sheet at September 30, 2019, does not constitute an admission that we owe the taxes and will be refunded (with interest) to us to the extent we prevail. If we are unable to resolve the matter with the French tax authorities, we plan to challenge the assessments in the French courts. The French tax authorities have begun a similar audit of the tax years 2013 through 2015 and recently extended the audit to include the years 2016 through 2018, both of which could result in additional assessments. See Part II Item 1A Risk Factors - "We may have exposure to additional tax liabilities."

Off-Balance Sheet Arrangements

At September 30, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to several types of market risk: changes in interest rates, foreign currency exchange rates and equity prices.

We manage our exposure to interest rate risk and foreign currency risk through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We use foreign currency exchange derivative contracts to manage short-term foreign currency risk.

The objective of our policies is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in rates. We evaluate our exposure to market risk by assessing the anticipated near-term and long-term fluctuations in interest rates and foreign currency exchange rates. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future rates. We utilize this information to determine our own investment strategies as well as to determine if the use of derivative financial instruments is appropriate to mitigate any potential future market exposure that we may face. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. To the extent that changes in interest rates and foreign currency exchange rates affect general economic conditions, we would also be affected by such changes.

We did not experience any material changes in interest rate exposures during the three and nine months ended September 30, 2019. Fixed-rate investments are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our available-for-sale investments in marketable debt securities assuming an adverse change of 100 basis points. A hypothetical 100 basis point (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $27 million and $126 million at September 30, 2019 and December 31, 2018, respectively. These hypothetical losses would only be realized if we sold the investments prior to their maturity. This amount excludes our investment in Trip.com Group senior convertible notes, which are more sensitive to the equity market price volatility of Trip.com Group's American Depositary Shares ("ADSs") than changes in interest rates. The fair value of our Trip.com Group senior convertible notes will most likely increase as the market price of Trip.com Group's ADSs increases and will likely decrease as the market price of Trip.com Group's ADSs falls.

At September 30, 2019 and December 31, 2018, the outstanding aggregate principal amount of our debt was $8.6 billion and $8.8 billion, respectively. We estimate that the fair value of such debt was approximately $9.7 billion and $9.3 billion at September 30, 2019 and December 31, 2018, respectively. A substantial portion of the fair value of our debt in excess of the outstanding principal amount relates to the conversion premium on our outstanding convertible notes.

We conduct a significant portion of our business outside the United States through subsidiaries with functional currencies other than the U.S. Dollar (primarily Euro). As a result, we face exposures to adverse movements in foreign currency exchange rates as the operating results of our international operations are translated from local currencies into U.S. Dollars upon consolidation. If the U.S. Dollar weakens against the local currencies, the translation of these foreign-currency-denominated balances will result in increased net assets, gross bookings, revenues, operating expenses and net income. Similarly, our net assets, gross bookings, revenues, operating expenses and net income will decrease if the U.S. Dollar strengthens against the local currencies. Additionally, foreign currency exchange rate fluctuations on transactions, denominated in currencies other than the functional currency, result in gains and losses that are reflected in our Unaudited Consolidated Statements of Operations.

As a result of foreign currency exchange rate changes, our foreign-currency-denominated gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars are lower for the three and nine months ended September 30, 2019 than they would have been had foreign currency exchange rates remained where they were for the corresponding periods in 2018. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. Historically, the aggregate principal value of our Euro-denominated debt and accrued interest thereon had provided a hedge against the impact of foreign currency exchange rate fluctuations on the net assets of one of our Euro functional currency subsidiaries. We dedesignated certain portions of this hedge in the second and third quarters of 2019. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Foreign currency transactions and other" in Unaudited Consolidated Statements of Operations.

From time to time, we enter into foreign currency derivative contracts to minimize the impact of short-term foreign currency fluctuations on our consolidated operating results. Our derivative contracts principally address foreign currency translation risks for the Euro, the British Pound Sterling and certain other currencies versus the U.S. Dollar. At September 30, 2019 and December 31, 2018, there were no such outstanding derivative contracts. We also enter into foreign currency forward contracts to hedge our exposure to the impact of movements in foreign currency exchange rates on our transactional balances denominated in currencies other than the functional currency. See Note 6 to the Unaudited Consolidated Financial Statements for further information.

We are exposed to equity price risk as it relates to changes in fair value of our investments in equity securities of publicly-traded companies and private companies.  The fair value of our investments in equity securities of publicly-traded companies and private companies, excluding certain investments classified as debt securities for accounting purposes, was $1.5 billion and $501 million, respectively, at September 30, 2019, and $1.0 billion and $501 million, respectively, at December 31, 2018.  These investments in private companies, excluding certain investments classified as debt securities for accounting purposes, are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. See Note 5 to the Unaudited Consolidated Financial Statements for further information. A hypothetical 10% decrease in the fair value of these investments at September 30, 2019 and December 31, 2018 will result in a loss before tax of approximately $195 million and $150 million, respectively, being recognized in net income.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of material legal proceedings to which we are a party, and updates thereto, is included in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2019, and is incorporated into this Item 1 by reference thereto.

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

These and other macro-economic uncertainties, such as oil prices, geopolitical tensions and differing central bank monetary policies, have led to significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling and other currencies. Significant fluctuations in foreign currency exchange rates, stock markets and oil prices can also impact consumer travel behavior. For example, although lower oil prices may lead to increased travel activity as consumers have more discretionary funds and airline fares decrease, declines in oil prices may be indicative of broader macro-economic weakness, which in turn could negatively affect the travel industry, our business and results of operations. Conversely, higher oil prices may result in higher airfares and decreased travel activity, which can negatively affect our business.

Since the United Kingdom's Brexit vote, global markets and foreign currency exchange rates have experienced increased volatility, including a decline in the value of the British Pound Sterling as compared to the U.S. Dollar. Upon leaving the European Union, among other things, the United Kingdom could lose access to the single European Union market and travel between the United Kingdom and European Union countries could be restricted. We could face new regulatory costs and challenges if U.K. regulations and policies diverge from those of the European Union. Since the terms and timing of the United Kingdom's exit from the European Union and/or the European Economic Area are uncertain, we are unable to predict the effect Brexit will have on our business and results of operations.

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
We compete globally with both online and traditional travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, constantly evolving and subject to rapid change, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have significantly more customers or users, consumer data and financial and other resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market and has grown rapidly in this area, including by offering a flight meta-search product ("Google Flights"), a hotel meta-search product ("Google Hotel Ads"), its "Book on Google" reservation functionality and Google Travel, a planning tool that aggregates its flight, hotel and packages products in one website, and by integrating its hotel meta-search product into its Google Maps app. Additionally, Amazon has partnered with an Indian online travel agency to offer domestic flights on Amazon Pay India.

We currently, or may in the future, compete with a variety of companies, including:

•
online travel reservation services such as Expedia, Hotels.com, Hotwire, Orbitz, Travelocity, Wotif, Cheaptickets, ebookers, HotelClub, RatesToGo and CarRentals.com, which are owned by Expedia Group, Traveloka (in which Expedia Group holds a minority interest) and Despegar/Decolar (in which Expedia Group holds a minority interest); Trip.com Group (formerly known as Ctrip) (in which we hold a minority interest), Trip.com (which is owned by Trip.com Group), Tongcheng-eLong (in which Trip.com Group holds a significant minority interest), ezTravel (in which Trip.com Group holds a majority interest) and MakeMyTrip (in which Trip.com Group holds a significant minority interest); Hotel Reservation Service (HRS) and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, CarTrawler, Meituan Dianping (in which we hold a small minority interest), Webjet, Rakuten, Jalan (which is owned by Recruit), Fliggy (which is owned by Alibaba), HotelTonight (which is owned by Airbnb), CheapOair and eDreams ODIGEO;

•
online accommodation search and/or reservation services, such as Airbnb, Vrbo (which is owned by Expedia Group), Tujia (in which Trip.com Group and Expedia Group hold investments) and Xiaozhu, currently focused primarily on alternative accommodations, including individually owned properties such as homes and apartments;

•	large online companies, including search, social networking and marketplace companies such as Google, Facebook, Alibaba, Tencent, Amazon and Baidu;

•
traditional travel agencies, travel management companies, wholesalers and tour operators, many of which combine physical locations, telephone services and online services, such as Carlson Wagonlit, American Express, BCD Travel, Egencia (which is owned by Expedia Group), Concur (which is owned by SAP), TUI, and Hotelbeds Group, as well as thousands of individual travel agencies around the world;

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

•
online travel search and price comparison services (generally referred to as "meta-search" services), such as Google Flights, Google Hotel Ads, TripAdvisor, trivago (in which Expedia Group holds a majority interest), Qunar (which is controlled by Trip.com Group) and Skyscanner (which is owned by Trip.com Group);

•
online restaurant reservation services, such as LaFourchette (which is owned by TripAdvisor), SeatMe (which is owned by Yelp), Zomato, Bookatable (which is owned by Michelin), Quandoo (which is owned by Recruit) and Resy (which is owned by American Express);

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

Google, the world's largest search engine and one of the world's largest companies and other large, established companies with substantial resources and expertise in developing online commerce and facilitating internet traffic offer travel or travel-related search, meta-search and/or reservation booking services and may create additional inroads into online travel. Google's travel meta-search services, Google Hotel Ads and Google Flights, have grown rapidly and have achieved significant market share in a relatively short time. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service providers (e.g., accommodations, rental car companies or airlines), online travel company ("OTC") and other online platforms and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTCs or other online platforms, which could lead to travel service providers or others gaining a larger share of search traffic. Google leverages its general search business to promote its meta-search offerings by showing meta-search results at the top of its organic search results. Further, TripAdvisor and trivago, two other leading meta-search companies, support their meta-search services with significant brand and performance marketing. Through our KAYAK meta-search service, we compete directly with these and other meta-search services. If we are unable to compete with these companies, our business and results of operations could be harmed.

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

There has been a proliferation of new channels through which accommodation providers can offer reservations.  For example, companies such as Airbnb and Expedia Group offer services providing alternative accommodation property owners, particularly individuals, an online place to list their accommodations where travelers can search and book such properties and compete directly with our alternative accommodation services. In addition, Airbnb, which now owns HotelTonight, offers some hotel reservations through its online platforms. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its platform.  New travel-related services are frequently being introduced to the market. For example, Google launched Google Travel, which combines its hotel, flight and packages offerings into one website with trip-planning tools. Some of our competitors and potential competitors offer a variety of online services, such as food delivery, shopping, gaming or search services, many of which are used by consumers more frequently than online travel services. As a result, a competitor or potential competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost-effectively acquire customers for its online travel services than we can. For example, some competitors or potential competitors with more frequent online interactions with consumers are seeking to create "super-apps" where consumers can use many online services without leaving that company's app, in particular in markets such as Asia where online activity (including e-commerce) is conducted primarily through apps on mobile devices. If any of these platforms are successful in offering new travel-related services or services similar to ours to consumers who would otherwise use our platforms or if we are unable to offer our services to consumers within these super-apps, our customer acquisition efforts could be less effective and our customer acquisition costs, including our brand and performance marketing expenses, could increase, either of which would harm our business and results of operations.

Although we believe that providing an extensive collection of properties, excellent customer service and an intuitive, easy-to-use consumer experience are important factors influencing a consumer's decision to make a reservation, for many consumers, particularly in certain markets, the price of the travel service is the primary factor determining whether a consumer will book a reservation. As a result, it is increasingly important to offer travel services, such as accommodation reservations, at competitive prices, whether through discounts, coupons, closed-user group rates or loyalty programs, or otherwise. Discounting and couponing coupled with a high degree of consumer shopping behavior is particularly common in Asian markets. In some cases, our competitors are willing to make little or no profit on a transaction, or offer travel services at a loss, in order to gain market share. As a result, in certain markets we may need to provide discounts or other incentives in order to be competitive, which may make it difficult for us to maintain or grow market share and to maintain historical profit margins. These initiatives may also result in lower ADRs and lower revenues as a percentage of gross bookings. As part of our strategy to provide more payment options to consumers and travel service providers, Booking.com is increasingly processing transactions on a merchant basis, where it facilitates payments on behalf of customers. This allows Booking.com to present consumers with more pricing options. If we are unable to effectively offer competitive prices, our market share, business and results of operations could be materially adversely affected.

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

We are exposed to fluctuations in foreign currency exchange rates.
We conduct a substantial majority of our business outside the United States but we report our results in U.S. Dollars. As a result, we face exposure to movements in foreign currency exchange rates as the financial results of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. When the U.S. Dollar strengthens against other currencies in which we transact, as it generally did in 2015, our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses and net income are lower as expressed in U.S. Dollars. When the U.S. Dollar weakens against other currencies in which we transact, as it generally did in 2017 and 2018, our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses and net income are higher as expressed in U.S. Dollars.
Recent years have seen significant volatility in the exchange rate between the Euro, the British Pound Sterling, the U.S. Dollar and other currencies. Significant fluctuations in foreign currency exchange rates can affect consumer travel behavior. For example, the strengthening of the U.S. Dollar relative to the Euro in 2015 made it more expensive for Europeans to travel to the United States. Consumers traveling from a country whose currency has weakened against other currencies may book lower ADR accommodations, choose to shorten or cancel their international travel plans or choose to travel domestically rather than internationally, any of which could adversely affect our gross bookings, revenues and results of operations, in particular when expressed in U.S. Dollars.
Additionally, foreign currency exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in our financial results.
Volatility in foreign currency exchange rates and its impact on consumer behavior, which may differ across regions, make it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn makes it more difficult to manage our business and forecast our financial and operational performance.
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
Our strategy involves continued expansion throughout the world. Many regions have different economic conditions, customs, languages, currencies, consumer expectations, levels of consumer acceptance and use of the internet for commerce, legislation, regulatory environments (including labor laws and customs), tax laws and levels of political stability, and we are subject to associated risks typical of international businesses. International markets may have strong local competitors with an established brand and travel service provider or restaurant relationships that may make expansion in that market difficult or costly and take more time than anticipated. In addition, compliance with legal, regulatory or tax requirements in multiple jurisdictions places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences. In some markets such as China, legal and other regulatory requirements may prohibit or limit participation by foreign businesses, such as by making foreign ownership or management of internet or travel-related businesses illegal or difficult, or may make direct participation in those markets uneconomic, which could make our entry into and expansion in those markets difficult or impossible, require that we work with a local partner or result in higher operating costs. Certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall profit margins as these markets increase in size over time. If we are unsuccessful in expanding in new and existing markets and effectively managing that expansion, our business and results of operations could be adversely affected.
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
The number of our employees worldwide has grown from approximately 9,500 at December 31, 2013 to approximately 26,500 at September 30, 2019, which growth is mostly comprised of hires by our international operations. We may not be able to hire, train, retain, motivate and manage required employees, which may limit our growth, damage our reputation, negatively affect our financial performance, and otherwise harm our business. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and administrative, legal, tax, internal control and financial reporting functions. Our current and planned employees, systems, procedures and controls may not be adequate to support and effectively manage this growth and increased complexity and our future operations, especially as we employ employees in multiple geographic locations around the world and increase the number and variety of our products and payment systems. The implementation of new information technology, payment, enterprise resource planning (ERP) or other systems could be disruptive and/or costly or we may experience difficulty successfully integrating new systems into existing systems or migrating to new systems from existing systems, any of which could adversely affect our business and results of operations.
We rely on performance and brand marketing channels to generate a significant amount of traffic to our platforms and grow our business.
We believe that maintaining and strengthening our brands are important aspects of our efforts to attract and retain customers. We have invested considerable money and resources in the establishment and maintenance of our brands, and we will continue to invest resources in brand marketing and other brand building efforts to preserve and enhance consumer awareness of our brands. In addition, effective performance marketing has been an important factor in our growth, and we believe it will continue to be important to our future success. As our competitors spend increasingly more on advertising and other marketing efforts, we are required to spend more in order to maintain our brand recognition and, in the case of performance marketing, to maintain and grow traffic to our platforms through performance marketing channels. We may not be able to successfully maintain or enhance consumer awareness and acceptance of our brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. For instance, we have observed increased brand marketing by OTCs, meta-search services and travel service providers, which may make our brand marketing efforts more expensive and less effective. If we are unable to maintain or enhance consumer awareness and acceptance of our brands in a cost-effective manner, our business, market share and results of operations could be materially adversely affected.
Our online performance marketing efficiency, expressed as performance marketing expense as a percentage of revenues, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign currency exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs-per-click and reduce our performance marketing efficiency. We use third-party websites, including online search engines (primarily Google), meta-search and travel research services and affiliate marketing as the primary means of generating traffic to our websites. Growth of some of these channels has slowed. Our performance marketing expense has increased significantly and our performance marketing efficiency has declined in recent years, a trend we expect to continue, though the rate of decrease may fluctuate and there may be periods of stable or increasing ROIs from time to time. Further, at times we may pursue a strategy of increasing performance marketing ROIs, which could negatively affect our gross bookings and revenue growth rates. When evaluating our performance marketing spend, we consider several factors for each channel, such as the customer experience on the advertising platform, the incrementality of the traffic we receive and the anticipated repeat rate from a particular platform, as well as other factors. Pursuing a strategy of improving performance marketing ROIs, as we did beginning in the third quarter of 2017 through the fourth quarter of 2018, along with factors such as competitors' actions in the bidding environment, the amount of marketing invested by these channels to generate demand and overall performance marketing platform traffic growth trends, which have shown volatility and long-term deceleration of growth rates, may also impact growth rates for performance marketing channels. Any reduction in our performance marketing efficiency could have an adverse effect on our business and results of operations, whether through reduced revenues or revenue growth, or through performance marketing expenses increasing faster than revenues and thereby reducing margins and earnings growth.
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
We believe that another critical component to our future success will be our ability to enhance our payments processes, including by offering alternative payment solutions to consumers even when those payment solutions may not be accepted by the travel service provider or restaurant. Alternate payment providers such as Alipay, Paytm and WeChat Pay operate closed-loop payments systems with direct connections to both consumers and merchants. In many markets, particularly in Asia where credit cards are not readily available and/or e-commerce is largely carried out through mobile devices, these and other emerging alternative payment methods are the exclusive or preferred means of payment for many consumers. Therefore, if we are unable to offer consumers their preferred method of payment by integrating new or emerging payment methods into our platforms, we may not be able to effectively offer our services to these consumers, which would limit our growth opportunities in these markets and our business and results of operations could be harmed.
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
The security of data when engaging in electronic commerce is essential to maintaining consumer and travel service provider confidence in our services. Cyberattacks by individuals, groups of hackers and state-sponsored organizations are increasing in frequency and sophistication and are constantly evolving. Any security breach whether instigated internally or externally on our systems or third-party systems could significantly harm our reputation and therefore our business, brand, market share and results of operations. We currently require consumers who use certain of our services to guarantee their offers with their credit card. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data and prevent unauthorized access to our data or accounts. Computer circumvention capabilities, new discoveries or advances or other developments, including our own acts or omissions, could result in a compromise or breach of consumer data. For example, third parties may attempt to fraudulently induce employees, travel service provider partners or consumers to disclose user names, passwords or other sensitive information ("phishing"), which may in turn be used to access our information technology systems or to defraud our partners or consumers. Third parties may also attempt to takeover consumer accounts by using passwords, usernames and other personal information obtained elsewhere to attempt to login to consumer accounts on our platforms. We have experienced targeted and organized phishing and account takeover attacks and we expect to continue to experience these events in the future. These risks are likely to increase as we expand our offerings, integrate our products and services, and store and process more data, including personal information. Our efforts to protect information from unauthorized access may be unsuccessful or may result in the rejection of legitimate attempts to book reservations through our services, any of which could result in lost business and materially adversely affect our business, reputation and results of operations.
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
We also face risks associated with security breaches affecting third parties conducting business over the internet. Consumers generally are concerned with security and privacy on the internet, and any publicized security problems could negatively affect consumers' willingness to provide private information or effect online commercial transactions generally, including through our services. Some of our business is conducted with third-party marketing affiliates, which may generate travel reservations through our infrastructure or through other systems. Additionally, consumers using our services could be affected by security breaches at third parties upon which we rely, such as travel service providers, payroll providers, health plan providers, payment processors or GDSs. A security breach at any such third-party marketing affiliate, travel service provider, payment processor, GDS or other third party on which we rely, such as the security breach experienced by Sabre in May 2017, could be perceived by consumers as a security breach of our systems and in any event could result in negative publicity, subject us to notification requirements, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements or our parameters within which they are permitted to process data, which could expose us to liability.
In the operation of our business, we receive and store a large volume of personally identifiable data. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world. The European Union's General Data Protection Regulation (the "GDPR"), which went into effect in May 2018, is designed to unify data protection within the European Union under a single law, which has resulted and will continue to result in significantly greater compliance burdens and costs for us.  Under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, could be imposed. The California Consumer Privacy Act (the "CCPA") creates new data privacy rights for users effective in 2020. Additionally, in 2016, the European Union and the United States established a data transfer framework called the E.U.-U.S. Privacy Shield, but it is currently subject to legal challenge. Other jurisdictions continue to consider adopting or may adopt similar data protection regulations. These regulations are typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction as well as give individuals greater rights and/or control in how their data is processed. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. Additionally, some of these regulations, such as the CCPA, give consumers a private right of action against companies for violations of these rules. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. While we have invested and continue to invest significant resources to comply with the GDPR, the CCPA and other privacy regulations, many of these regulations (including the GDPR and CCPA) are new, extremely complex and subject to interpretation. Non-compliance with these laws could result in negative publicity, damage to our reputation, significant penalties or other legal liability. If legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, our results of operations, financial condition or competitive position could be adversely affected.
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

Our existing security measures may not be successful in preventing attacks on our systems, and any such attack could cause significant interruptions in our operations. For instance, from time to time, we have experienced "denial-of-service" type attacks on our systems that have made portions of our websites slow or unavailable for periods of time. There are numerous other potential forms of attack, such as phishing (where a third party attempts to infiltrate our systems or acquire information by posing as a legitimate inquiry or electronic communication), account takeover attacks, SQL injection (where a third party attempts to insert malicious code into our software through data entry fields in our websites in order to gain control of the system) and attempting to use our websites as a platform to launch a "denial-of-service" attack on another party, each of which could cause significant interruptions in our operations and potentially adversely affect the value of our brands, operations and results of operations or involve us in legal or regulatory proceedings. We expend significant resources in an attempt to prepare for and mitigate the effects of any such attacks. Reductions in the availability and response time of our online services could cause loss of substantial business volumes during the occurrence of any such attack on our systems and measures we may take to divert suspect traffic in the event of such an attack could result in the diversion of bona fide customers. These issues are likely to become more difficult to manage as we expand the number of places where we operate and the variety of services we offer, and as the tools and techniques used in such attacks become more advanced. Successful attacks could result in negative publicity, damage our reputation and prevent consumers from booking travel services, researching travel services or making restaurant reservations through us during the attack, any of which could cause consumers to use the services of our competitors, which would have a negative effect on the value of our brands, our market share, business and results of operations.
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
We use both internally developed systems and third-party systems to operate our services, including transaction processing, order management and financial and accounting systems. If the number of consumers using our services increases substantially, or if critical third-party systems stop operating as designed, we may need to significantly expand and upgrade our technology, transaction processing systems, financial and accounting systems or other infrastructure. We may not be able to upgrade our systems and infrastructure to accommodate such conditions in a timely manner, and, depending on the systems affected, our transactional, financial and accounting systems could be impacted for a meaningful amount of time before upgrade, expansion or repair. Many of our processes and systems, including those related to processing and recording revenue, are highly automated and involve multiple inputs from various IT systems, which can mitigate the risk of human error but which can also make testing, troubleshooting and auditing more difficult. As a result, it may be difficult to quickly detect and correct errors embedded in these processes or systems.
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
Google's Android operating system is the leading smartphone operating system in the world. As a result, Google could leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. Further, Google is the leading internet search service and has leveraged its search popularity to promote its travel meta-search services. In July 2018, the European Commission fined Google approximately 4.3 billion Euros for breaching European Union antitrust rules by imposing restrictions on Android device manufacturers and mobile network operators, including by mandating the pre-installation of Google apps and limiting access to its Google Play app store. In addition, the European Commission's decision requires Google to end those practices within 90 days or face penalty payments of up to 5% of the average daily worldwide turnover of Alphabet, Google's parent company. Google has appealed the European Commission's decision, and it is not yet clear how or whether the decision will affect Google's business, including its travel services (Google Flights, Google Hotel Ads and Google Travel).
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
Additionally, there have been significant changes made and proposed to international tax laws that increase the complexity, burden and cost of tax compliance. The Organisation for Economic Co-operation and Development ("OECD") initiated the "base erosion and profit shifting" ("BEPS") project to ensure international tax standards keep pace with changes in global business practices and to address situations where multinational businesses may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions in which the profit generating activities take place. In connection with the BEPS project, the OECD issued "final reports" that propose 15 actions the OECD determined are needed to address base erosion and profit shifting, including: (a) enhancing transparency through the sharing of tax information between countries; (b) prescribing standardized country-by-country reporting and other documentation requirements aimed at identifying where profits, tax and economic activities occur; (c) preventing harmful tax practices including the use of preferential tax regimes; (d) modernizing the OECD's transfer pricing rules related to intangibles; (e) changing the definition of permanent establishment to prevent artificial avoidance of tax nexus; and (f) limiting tax base erosion through interest deductions and other financial payments. The measures have, among other things, resulted in the development of a multilateral instrument ("MLI") signed by a number of countries, which incorporates and facilitates changes to tax treaties. The OECD is working towards a consensus-based solution by 2020 to the challenges of the digitalization of the economy. In January 2019, the OECD published a policy document that outlines two broad pillars under which these challenges will be evaluated. The first pillar covers how existing rules allocating taxing rights to jurisdictions might be changed to address the changes digitalization has brought to the world economy. This pillar also includes a re-examination of nexus rules (i.e., how to determine the connection a business has with a particular jurisdiction) and the rules applied to determine how much profit should be allocated to the jurisdiction. The second pillar considers taxing rights that will strengthen the ability of one jurisdiction to tax profits where the other jurisdiction with taxing rights applies a low effective rate of tax. On October 9, 2019, the OECD Secretariat published a proposal for a “Unified Approach under Pillar One.” The proposal aims to ensure that multinational businesses be taxed in jurisdictions where they are conducting significant business but do not have a physical presence by establishing new nexus rules determining where tax should be paid and new profit allocation rules determining what portion of profits should be taxed. In March 2018, the European Commission, also working on determining a solution to the tax treatment of the digital economy, released two draft directives on the Taxation of the Digital Economy. Although these proposals were not approved, a number of E.U. member states have taken steps to unilaterally introduce a digital services tax. In July 2019, France passed legislation that introduced a 3% digital services tax, which is retroactively applicable as of January 1, 2019. Several other countries are also considering adopting digital services taxes. For example, the United Kingdom has proposed legislation to implement a digital services tax that, if enacted, would become effective in 2020 and would impose a 2% tax on revenue earned by larger companies from U.K. users of digital services. Similarly, Spain submitted a digital services tax bill to its parliament for approval in January 2019 that is closely modeled after the E.U. proposal and would tax digital services at 3%. Many questions remain as to the enactment, form and application of these digital services taxes. For example, it is not clear whether digital services taxes can be deducted for income tax purposes or whether there is potential for double taxation on the same transaction. The interpretation and implementation of the various digital services taxes (especially if there is inconsistency in the application of these taxes across tax jurisdictions) could have a materially adverse impact on our business, results of operations and cash flows.
Any changes to international tax laws, including new definitions of permanent establishment, new nexus and profit allocation rules, or changes affecting the benefits of preferential tax regimes such as the Dutch "Innovation Box Tax" (discussed below), could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Further, changes to tax laws and additional reporting requirements could increase the complexity, burden and cost of compliance. Due to the large and expanding scale of our international business activities, any changes in U.S. or international taxation of our activities or the combined effect of tax laws in multiple jurisdictions may increase our worldwide effective tax rate, increase the complexity and costs associated with tax compliance (especially if changes are implemented or interpreted inconsistently across tax jurisdictions) and adversely affect our cash flows and results of operations.
We are also subject to non-income-based taxes, such as value-added, payroll, sales, use, excise, net worth, property, hotel occupancy and goods and services taxes. We refer generally to taxes on travel transactions (e.g., value-added taxes, sales taxes, excise taxes, hotel occupancy taxes, etc.) as "travel transaction taxes." From time to time, we are under audit or investigation by tax authorities or involved in legal proceedings related to these non-income-based taxes or we may revise or amend our tax positions, which may result in additional non-income-based tax liabilities. A number of jurisdictions in the United States have initiated lawsuits against online travel companies, including us, related to, among other things, the payment of certain travel transaction taxes (such as hotel occupancy taxes) that could include historical taxes that are claimed to be owed, interest, penalties, punitive damages and/or attorney's fees and costs. In addition, a number of U.S. states, counties and municipalities and other jurisdictions have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes. Additional jurisdictions may assert that we are subject to, among other things, travel transaction taxes and could seek to collect such taxes, either retroactively, prospectively or both. Jurisdictions could also seek to amend their tax statutes in order to collect travel transaction taxes from us on a prospective basis. Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings. Adverse tax decisions could have a material adverse effect on our business, margins, cash flows and results of operations. An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries. In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorneys' fees and costs.
We may not be able to maintain our "Innovation Box Tax" benefit.
The Netherlands corporate income tax law provides that income generated from qualifying innovative activities is taxed at the rate of 7% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings currently qualifies for Innovation Box Tax treatment. In the year ended December 31, 2018, the Innovation Box Tax benefit reduced our consolidated income tax expense by $435 million. In September 2019, the Dutch government released its 2020 Tax Plan, which if approved would increase the Innovation Box Tax rate from 7% to 9% and decrease the statutory corporate income tax rate from 25% to 21.7%, beginning in 2021.
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
In addition, competition for well-qualified employees in all aspects of our business, including software engineers, mobile communication talent and other technology professionals, is intense both in the United States and abroad. Our international success in particular has led to increased efforts by our competitors and others to hire our international employees. These difficulties may be amplified by evolving restrictions on immigration, travel or availability of visas or work permits for skilled technology workers. The competition for talent in our industry has in the past and may in the future increase our personnel expenses, which may adversely affect our results of operations. Our continued ability to compete effectively and to innovate and develop products, services, technologies and enhancements depends on our ability to attract new employees and to retain and motivate existing employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, competitive position and results of operations would be adversely affected. We do not maintain any key person life insurance policies.
Our business is subject to various competition, anti-trust, consumer protection and online commerce laws, rules and regulations around the world, and as the size of our business grows, scrutiny of our business by legislators and regulators in these areas may intensify.

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

We have also been involved in investigations or inquiries involving consumer protection matters. For example, in October 2017 the United Kingdom's NCA (the Competition and Markets Authority, or CMA) launched a consumer protection law investigation into the clarity, accuracy and presentation of information on hotel booking sites with a specific focus on the display of search results (e.g., ranking), claims regarding discounts, methods of "pressure selling" (such as allegedly creating false impressions regarding room availability) and failure to disclose hidden charges.  In connection with this investigation, in June 2018, the CMA announced that it would proceed with enforcement action against a number of hotel booking sites. Booking.com, agoda and KAYAK, along with a number of other OTCs, voluntarily agreed to certain commitments with the CMA addressing its concerns in resolution of this investigation, which took effect on September 1, 2019. Among other things, the commitments provided to the CMA include showing prices inclusive of all mandatory taxes and charges, providing information about the effect of money earned on search result rankings on or before the search results page and making certain adjustments to how discounts and statements concerning popularity or availability are shown to consumers. The CMA has stated that it expects all market participants to adhere to the same standards, regardless of whether they formally signed the commitments. The commitments concluded the CMA’s investigation without a finding of infringement or an admission of wrongdoing by the OTCs involved. There are consumer protection investigations or inquiries in other countries as well, including in Hungary, Italy and Brazil, and other countries may decide to investigate these or similar issues generally or with respect to specific businesses, including ours, and we are unable to predict the outcome of any such other investigations or inquiries.  To the extent that any such other investigations or inquiries result in additional commitments, fines, damages or other remedies, our business, financial condition and results of operations could be harmed.

As markets evolve and NCAs or other governmental authorities continue to monitor our industry, new investigations of the industry generally or of us specifically could and have occurred, including revisiting issues that were the subject of prior investigations. For example, a working group of 10 European NCAs (France, Germany, Belgium, Hungary, Ireland, Italy, the Netherlands, Czech Republic, the United Kingdom and Sweden) was established by the European Commission to monitor the effects of the narrow parity clause in Europe. This working group has decided to keep the sector under review and re-assess the competitive situation in due course. Also, while we believe that we are complying with our commitments, investigating authorities or third parties may determine that we are not complying with the commitments we have made and decide to pursue legal action to compel compliance or seek other remedies. Further, in September 2017 the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland and the investigation is ongoing.

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

New laws and regulations and changing public perception relating to the technology industry could impact our services, require us to change our business practices or otherwise cause us to incur additional operating costs to comply with these developments. Further, as market conditions change as a result of investigations, litigation, legislation or political or social pressure, we may decide to voluntarily modify our business practices beyond what is required, the full effects of which may not be known when making the decision, but which could harm our competitive position and adversely affect our business and results of operations.

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
The services we offer and could offer in the future are subject to legal regulations (including laws, ordinances, rules, licensing requirements and other requirements and regulations) of national and local governments and regulatory authorities around the world, many of which are evolving and subject to the possibility of new or revised interpretations. Our ability to provide our services is and will continue to be affected by such regulations. For example, in 2017 our Rentalcars.com business began offering optional rental car-related insurance products to customers protecting them against accidental damage to their rental vehicles, which subjects us to certain insurance regulations and related increased compliance costs and complexities, any of which could negatively impact our business and results of operations. Laws in some countries relating to data localization, registration as a travel agent and other local requirements could, if applicable to us, adversely affect our ability to conduct business in those countries. Any increase in the number or complexity of the laws and regulations applicable to us and our businesses could increase our compliance costs and burdens and negatively affect our business and results of operations.
The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by judicial or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have a material adverse effect on our business and results of operations. For example, in March 2017, in connection with a lawsuit begun in 2015 by the Association of Turkish Travel Agencies claiming that Booking.com is required to meet certain registration requirements in Turkey, a Turkish court ordered Booking.com to suspend offering Turkish hotels and accommodations to Turkish residents, which had a negative impact on our growth and results of operations. In October 2019, the Turkish court issued judgment in favor of the Association of Turkish Travel Agencies, finding that Booking.com must meet certain registration requirements in order to offer Turkish hotels and accommodations to Turkish residents. If Booking.com does not successfully appeal this decision or meet the Turkish registration requirements, Booking.com will be unable to resume offering Turkish hotels and accommodations to Turkish residents, which would continue to negatively impact our results of operations. The U.S. Government announced that, effective May 2, 2019, it will no longer suspend the right of private parties to bring litigation under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, popularly known as the Helms-Burton Act, allowing certain individuals whose property was confiscated by the Cuban government beginning in 1959 to sue anyone who "traffics" in the property in question in U.S. courts. We are a party to a number of these class action complaints, which seek remedies including the value of the expropriated property (generally, the applicable hotel), plus interest, treble damages, attorneys' fees and costs.  We believe that we have meritorious defenses to the existing and any potential claims and that the results of any related litigation would not be material to our business, financial condition or results of operations.  However, litigation is uncertain and there is little judicial history or interpretation of the relevant claims and defenses, in particular as applied to businesses like ours.  As a result, there can be no assurance that there will not be an adverse outcome to any such litigation or that such an outcome would not result in an adverse impact on our business, financial condition or results of operations.
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

Our business has grown substantially over the last several years and continues to expand into new geographic locations. In addition, we have made efforts and expect to make further efforts to integrate access to travel services across our various brands. These changes add complexity to legal and tax compliance and our internal controls, and our increased size and operating history may increase the likelihood that we will be subject to regulatory scrutiny or audits by tax authorities in various jurisdictions. In addition, by virtue of Booking.com's size and presence in the Netherlands, it was recently required to establish a supervisory board to oversee the strategy and operations of Booking.com. While we do not expect the supervisory board to have a significant impact on our operations, under certain circumstances, this new governance structure could require Booking.com to obtain supervisory board approval in order to take certain actions, which could result in delays or other unanticipated strategic or operational challenges.
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
Our Booking.com business is also increasingly processing transactions on a merchant basis where it facilitates payments from travelers, including credit card transactions as well as other payment methods (such as PayPal, Alipay, Paytm and WeChat Pay). While this allows Booking.com to process transactions for properties that do not otherwise accept credit cards and to increase its ability to offer a variety of payment methods and flexible transaction terms to consumers, we incur additional payment processing costs (which are typically higher for foreign currency transactions) and other costs related to these transactions, such as costs related to fraudulent payments and transactions and fraud detection. As our merchant transactions continue to grow, we may experience a significant increase in such costs, and our results of operations and profit margins could be materially adversely affected. The growth in processing transactions on a merchant basis also requires Booking.com to manage its global systems and processes associated with these transactions on a larger scale, which introduces additional complexity and increases administrative burdens and costs, which could adversely affect our results of operations. The increase in payments processing also subjects the business to additional regulations, including financial services regulation or other regulatory regimes applicable to highly regulated businesses, which results in increased compliance costs and complexities, including those associated with the implementation of new or advanced internal controls. For example, the E.U.'s Payment Services Directive 2 has further complicated the authentication process for accepting credit cards.  Although this law is meant to reduce instances of fraud, the E.U. member state rules are continually changing and uncertain, which makes it particularly burdensome for us to operate in this area. These and other payments related costs and complexities could negatively impact our business, results of operations and profit margins.
In addition, in the event that one of our major travel service providers voluntarily or involuntarily declares bankruptcy, we could experience an increase in chargebacks from customers with travel reservations with such travel service provider. For example, airlines that participate in our services and declare bankruptcy or cease operations may be unable or unwilling to honor tickets sold for their flights. We have in the past experienced an increase in chargebacks from customers with tickets on airlines that ceased operations. Our policy in such events is to direct customers seeking a refund or exchange to the airline and/or their credit card company, and not to provide a remedy ourselves. Because we process some sales of airline tickets on a merchant basis, we could experience a significant increase in demands for refunds or chargebacks from customers, which could materially adversely affect our results of operations and financial condition.
Our stock price is highly volatile.
The market price of our common stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	financial or operating results that vary from the expectations of securities analysts and investors or our publicly-disclosed estimates;

•	quarterly variations in our financial or operating results;

•	changes in expectations as to our future financial or operating performance, including estimates by securities analysts and investors or our publicly-disclosed estimates of future performance;

•	worldwide economic conditions in general and in Europe in particular;

•	fluctuations in foreign currency exchange rates, particularly between the U.S. Dollar and the Euro;

•	changes in interest rates;

•	occurrence of a significant security breach;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in our capital structure;

•	changes in market valuations of other internet or online service companies;

•	announcements by us or our competitors of price reductions, promotions, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major travel service provider participant, such as a hotel chain, rental car company or airline, from our services;

•	changes in the status of our intellectual property rights;

•	lack of success in the expansion of our business models geographically;

•	business interruptions, such as may result from natural disasters or other events;

•	announcements by third parties of significant claims or initiation of litigation proceedings against us or adverse developments in pending proceedings;

•	additions or departures of key personnel; and

•	trading volume fluctuations.

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
The trading prices of internet company stocks in general, including ours, have experienced extreme price and volume fluctuations. To the extent that the public's perception of the prospects of internet or e-commerce companies is negative, our stock price could decline, regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as a recession, interest rate or foreign currency exchange rate fluctuations, political instability (e.g., Brexit), changes in trade policy, trade disputes or a natural disaster or terrorist attack affecting a significant market for our business, such as Europe or the United States, could cause our stock price to decline. Negative market conditions could adversely affect our ability to raise additional capital or the value of our stock for purposes of acquiring other companies or businesses.
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
We have invested a significant amount in Trip.com Group convertible notes and ADSs. We have also invested in Meituan Dianping, another Chinese internet company, that has been publicly traded since September 2018 ("Meituan"). See Note 5 to our Unaudited Consolidated Financial Statements for more information regarding our investments in Trip.com Group and Meituan securities. The value of these securities is subject to the risks associated with Trip.com Group's and Meituan's respective businesses, as well as any changes by the Chinese government in foreign investment laws or elevated scrutiny or regulation of foreign investments in Chinese companies. For example, Trip.com Group is a Cayman Islands company operating in China through what is commonly referred to as a variable interest entity, or VIE, structure where it conducts part of its business through contractual relationships with affiliated Chinese entities. Although VIE structures are commonly used by Chinese internet and e-commerce companies, there are substantial uncertainties regarding the interpretation and application of People's Republic of China ("PRC") laws and regulations to VIE structures, and it is possible that the PRC government may view the VIE structure as a violation of PRC law. VIE contractual relationships are not as effective in providing control over the affiliated Chinese companies as direct ownership, and Trip.com Group would have to rely on the PRC legal system to enforce those contracts in the event of a breach by one of these entities. Further, conflicts of interest could arise to the extent Trip.com Group's officers or directors are also shareholders, officers or directors of the affiliated Chinese entities. Any of these risks could materially and adversely affect Trip.com Group's business and therefore the value of our investment in Trip.com Group. Similar VIE-structure considerations and risks apply with respect to our investments in securities of Meituan and Didi Chuxing, each of which is a Cayman Islands company operating in China through a VIE structure.
Our investments in private companies are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or ever become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced to the market. Further, our ability to liquidate any such investments is typically dependent on a liquidity event, such as a public offering or acquisition, as no public market exists for such securities. Valuations of privately-held companies are inherently complex and uncertain due to the lack of a liquid market for such securities. If we determine that any of our investments in such companies have experienced a decline in value, we are required to recognize the change in net income. For example, in 2016 we recognized impairments totaling $63 million related to investments in two private companies and in 2017 we recognized an impairment of $8 million related to an investment in one private company.

We could lose the full amount of any of our investments, and any impairment of our investments could have a material adverse effect on our financial condition and results of operations.
Investment in new business strategies and acquisitions could disrupt our ongoing business and present risks not originally contemplated.
Our mission is to help people experience the world. As a result, our strategy involves evaluating and potentially entering complementary businesses in furtherance of that mission. We have invested, and in the future may invest, in new business strategies and acquisitions. For example, we acquired FareHarbor in April 2018 to increase our ability to offer local activities and experiences (such as tours and attractions) and acquired OpenTable in 2014 to enter the restaurant reservation business. We also have acquired, and in the future may acquire, businesses similar to those we already operate in an effort to expand our geographic markets, acquire technology or products or to otherwise improve or grow our business. For example, in July 2017 we acquired the Momondo Group and in November 2018 we acquired HotelsCombined, in each case, among other things, to enhance the global reach of our meta-search services. Such endeavors may involve significant risks and uncertainties, including diversion of management's attention from current operations, greater than expected liabilities and expenses, inadequate return on capital, new risks with which we are not familiar, legal compliance obligations that previously did not apply to us, integration risks and difficulties and unidentified issues not discovered in our investigations and evaluations of those strategies and acquisitions. As a result, entering new businesses involves risks and costs that could, if realized, have an adverse effect on our business, reputation, results of operations, cash flows or financial condition, as well as on our ability to achieve the expected benefits of any such investments or acquisitions.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2019.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 –	253,919	(1)	$1,898.16	253,919	$13,737,642,407	(1)
July 30, 2019	104	(2)	$1,870.16	N/A	N/A

August 1, 2019 –	241,237	(1)	$1,903.70	241,237	$13,278,400,363	(1)
August 31, 2019	2,520	(2)	$1,920.06	N/A	N/A

September 1, 2019 –	199,002	(1)	$2,009.87	199,002	$12,878,432,449	(1)
September 30, 2019	2,010	(2)	$1,944.59	N/A	N/A
Total	698,792		$1,932.09	694,158	$12,878,432,449
 _____________________________

(1)	Pursuant to a stock repurchase program announced on May 9, 2019, whereby we were authorized to repurchase up to $15.0 billion of our common stock.

(2)
Pursuant to a general authorization, not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. The table above does not include adjustments in the three months ended September 30, 2019 to previously withheld share amounts (reduction of 18 shares) that reflect changes to the estimates of employee tax withholding obligations.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Amended and Restated By-Laws.
10.1(c)	Credit Agreement, dated as of August 14, 2019, among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included in Exhibit 101).

(a)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 and incorporated herein by reference.

(b)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 25, 2019 and incorporated herein by reference.

(c)	Previously filed as an exhibit to the Current Report on Form 8-K filed on August 14, 2019 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKING HOLDINGS INC.
(Registrant)

Date:	November 7, 2019	By:	/s/ David I. Goulden
Name: David I. Goulden Title: Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)