Form 10-K
period 2019-12-31
Booking Holdings Inc.
filed 2020-02-26
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 _____________________________________________________________________________________________

For the fiscal year ended: December 31, 2019
Commission File No.: 1-36691
Booking Holdings Inc.
(Exact name of Registrant as specified in its charter)

Delaware	06-1528493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

800 Connecticut Avenue
Norwalk, Connecticut 06854
(address of principal executive offices)
Registrant's telephone number, including area code: (203) 299-8000
 _____________________________________________________________________________________________
 Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Each Exchange on which Registered:
Common Stock par value $0.008 per share	BKNG	The NASDAQ Global Select Market
0.800% Senior Notes Due 2022	BKNG 22A	The NASDAQ Stock Market LLC
2.150% Senior Notes Due 2022	BKNG 22	The NASDAQ Stock Market LLC
2.375% Senior Notes Due 2024	BKNG 24	The NASDAQ Stock Market LLC
1.800% Senior Notes Due 2027	BKNG 27	The NASDAQ Stock Market LLC
Securities Registered Pursuant to Section 12(g) of the Act: None.
 _____________________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of Booking Holdings Inc. at June 30, 2019 was approximately $80.0 billion based upon the closing price reported for such date on the NASDAQ Global Select Market.  For purposes of this disclosure, shares of common stock held by executive officers and directors of Booking Holdings Inc. on June 30, 2019 have been excluded because such persons may be deemed to be affiliates of Booking Holdings Inc.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of Booking Holdings Inc.’s common stock was 41,061,814 at February 19, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from Booking Holdings Inc.'s definitive proxy statement relating to its annual meeting of stockholders to be held on June 4, 2020, to be filed with the Securities and Exchange Commission within 120 days after the end of Booking Holdings Inc.'s fiscal year ended December 31, 2019.

Booking Holdings Inc. Annual Report on Form 10-K for the Year Ended December 31, 2019 Index

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

PART I

Item 1.  Business

Our mission is to make it easier for everyone to experience the world. We seek to empower people to cut through travel barriers, such as money, time, language and overwhelming options, so they can use our services to easily and confidently get where they want to go, stay where they want to stay, dine where they want to dine, pay how they want to pay and experience what they want to experience. We connect consumers wishing to make travel reservations with providers of travel services around the world through our online platforms. Through one or more of our brands, consumers can: book a broad array of accommodations (including hotels, motels, resorts, homes, apartments, bed and breakfasts, hostels and other properties); make a car rental reservation or arrange for an airport taxi; make a dinner reservation; or book a cruise, flight, vacation package, tour or activity. Consumers can also use our meta-search services to easily compare travel reservation information, such as airline ticket, hotel reservation and rental car reservation information, from hundreds of online travel platforms at once. In addition, we offer various other services to consumers and partners, such as certain travel-related insurance products and restaurant management services to restaurants.

We offer these services through six primary consumer-facing brands: Booking.com, KAYAK, priceline, agoda, Rentalcars.com and OpenTable. While historically our brands operated on a largely independent basis and many of them focused on a particular service (e.g., accommodation reservations) or geography, we are increasing the collaboration, cooperation and interdependency among our brands in our efforts to provide consumers with the best and most comprehensive services. We also seek to maximize the benefits of our scale by sharing resources and technological innovations, co-developing new services and coordinating activities in key markets among our brands. For example, Booking.com, the world’s leading brand for booking online accommodation reservations (based on room nights booked), offers rental car and other ground transportation services, flights, restaurant reservations, tours and activities reservations and other services, many of which are supported by our other brands. Similarly, hotel reservations available through Booking.com are also generally available through agoda and priceline. The following table shows the key services offered to consumers by our primary brands:

Our business is driven primarily by international results, which consist of the results of Booking.com, agoda and Rentalcars.com and the international businesses of KAYAK and OpenTable. This classification is independent of where the consumer resides, where the consumer is physically located while using our services or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com at a hotel in New York by a consumer in the United States is part of our international results. During the year ended December 31, 2019, our international business (the substantial majority of which is generated by Booking.com) represented approximately 90% of our consolidated revenues. A significant majority of our revenues, including a significant majority of our international revenues, is earned in connection with facilitating accommodation reservations. See Note 18 to the Consolidated Financial Statements for more geographic information.

Booking Holdings Inc. was formed as a Delaware limited liability company in 1997 and was converted into a Delaware corporation in July 1998.  Our common stock is listed on the NASDAQ Global Select Market under the symbol "BKNG."  We refer to our company and all of our subsidiaries and brands collectively as "Booking Holdings," the "Company," "we," "our" or "us."

The Booking Holdings Business Model

We derive substantially all of our revenues from enabling consumers to make travel service reservations. We also earn revenues from credit card processing rebates and customer processing fees, advertising services, restaurant reservations and restaurant management services, and various other services, such as travel-related insurance.

For the year ended December 31, 2019, we had revenues of $15.1 billion, which we classify as "agency" revenues, "merchant" revenues and "advertising and other" revenues.

•
Agency revenues are derived from travel-related transactions where we do not facilitate payments from travelers for the services provided. We invoice the travel service providers for our commissions after travel is completed. Agency revenues consist almost entirely of travel reservation commissions.

•
Merchant revenues are derived from travel-related transactions where we facilitate payments from travelers for the service provided, generally at the time of booking. Merchant revenues include travel reservation commissions and transaction net revenues (i.e., the amount charged to travelers less the amount owed to travel service providers) in connection with our merchant reservation services; credit card processing rebates and customer processing fees; and ancillary fees, including travel-related insurance revenues and certain global distribution system ("GDS") reservation booking fees. Substantially all merchant revenues are derived from transactions where travelers book accommodation reservations or rental car reservations.

•
Advertising and other revenues are derived primarily from (a) revenues earned by KAYAK for sending referrals to online travel companies ("OTCs") and travel service providers and for advertising placements on its platforms and (b) revenues earned by OpenTable for its restaurant reservation services and subscription fees for restaurant management services.

The Booking Holdings Strategy

We aim to achieve our mission to make it easier for everyone to experience the world through global leadership in online travel and restaurant reservation and related services by striving to:

•	provide consumers with the best choices and prices at any time, in any place, on any device;

•	make it easy for people to find, book, pay for and experience their travel desires; and

•	provide platforms, tools and insights to our business partners to help them be successful.

We focus on relentless innovation and execution and a commitment to serve both consumers and our travel service provider and restaurant partners with unmatched service and best-in-class digital technology. The global online travel and dining categories continue to grow as consumer purchasing shifts from traditional offline channels to interactive online channels, including mobile channels. Our strategy is to continue to participate broadly in this online growth by expanding our service offerings and markets. In particular, we seek to (a) leverage technology to provide consumers with the best experience, (b) partner with travel service providers and restaurants to our mutual benefit, (c) operate multiple brands that collaborate with each other, and (d) invest in profitable and sustainable growth.

•
Providing the best consumer experience.  We believe that offering consumers an outstanding online experience is essential for our future success. To accomplish this, we focus on providing consumers with: (a) intuitive, easy-to-use online travel and restaurant reservation and search services; (b) a continually increasing number, location and variety of accommodations, other travel offerings, restaurants and payment options through our services; (c) informative and useful content, such as pictures, accommodation and restaurant details and reviews; and (d) excellent customer service. Our goal is to make travel easy, frictionless and personal and to offer consumers the most trusted brands, the most personalized experience and the most extensive, varied and comprehensive travel service selection in every geography at the best prices. Further, we endeavor to provide excellent customer service in a variety of ways, including through our call centers and online platforms and the use of chatbots and other technologies, so that consumers can be confident that booking reservations through us will be a positive experience.

We are constantly innovating to grow our business by, among other things, providing a best-in-class user experience with intuitive, easy-to-use online platforms (i.e., websites and mobile apps) to ensure that we are meeting the needs of online consumers while aiming to exceed their expectations. As a result, our long-term strategy is to build a more integrated offering of multiple elements of travel, which we refer to as the "Connected Trip." We believe that through innovation and the utilization of emerging technologies such as artificial intelligence, the Connected Trip will simplify and improve all aspects of the travel experience, including: discovery, planning, booking, coordinating itineraries among travel service providers, automatic rescheduling/rebooking, etc. For example, if a traveler’s flight is delayed, we envision that ultimately the Connected Trip will not only alert the traveler, but also automatically arrange for a late arrival at the hotel, change a dinner reservation and alert other diners, reschedule the airport transfer, find a later connecting flight, etc. We believe that such a system will benefit both the traveler and the travel service provider or restaurant, as well as provide a compelling and differentiated service offering for consumers.

•
Partnering with travel service providers, restaurants and OTCs. We aim to establish mutually beneficial relationships with travel service providers and restaurants around the world. We believe that travel service providers and restaurants benefit from participating in our services by increasing their distribution channels, demand and inventory utilization in an efficient and cost-effective manner. Travel service providers and restaurants benefit from our well-known brands and online marketing efforts, expertise in offering an excellent consumer experience through our online platforms and ability to offer their inventory in markets and to consumers that the travel service provider or restaurant may otherwise be unable or unlikely to reach.

In addition, we have entered into commercial relationships with other OTCs, such as Didi (the leading ride hailing service in China) and Grab (the leading ride hailing company in Southeast Asia), whereby the customers of one company will have access to the services of the other. For example, through the Booking.com app, a Booking.com customer traveling in Southeast Asia can book a local ride arranged by Grab.

•
Operating multiple brands. We employ a strategy of operating multiple brands, which we believe allows us the opportunity to offer our services in ways that appeal to different consumers, pursue different marketing and business strategies, encourage experimentation and innovation, provide different service offerings and focus on different markets. At the same time, we are increasing the collaboration, cooperation and interdependency among our brands in our efforts to provide consumers with the best and most comprehensive services. We intend to invest resources to support organic growth by all our brands, whether through increased marketing, geographic expansion, technological innovation or increased access to accommodations, rental cars, restaurants, airline tickets or other services.

•
Investing in profitable and sustainable growth. We seek to offer online services that meet the needs and the expectations of consumers, travel service providers and restaurants and that we believe will result in long-term profitability and growth. We intend to accomplish this through continuous investment and innovation, growing our businesses in new and current markets, expanding our services and ensuring that we provide an appealing, intuitive and easy-to-use consumer experience. We have made significant investments in people, technology, marketing and expanded, new or additional services, such as increasing our extensive collection of accommodations including homes, apartments and other unique places to stay, expanded flight and ground transportation offerings and other offerings. We seek to maximize the benefits of our scale by sharing resources and technological innovations among our brands, co-developing new services and coordinating activities in key markets among our brands. We also regularly evaluate, and may pursue and consummate, potential strategic acquisitions, partnerships, joint ventures or investments, whether to expand our businesses into complementary areas, expand our current businesses, acquire innovative technology or for other reasons.

Service Offerings

Booking.com and Rentalcars.com.  Booking.com is the world's leading brand for booking online accommodation reservations, based on room nights booked, with operations worldwide and headquarters in the Netherlands. At December 31, 2019, Booking.com offered accommodation reservation services for approximately 2,580,000 properties in over 230 countries and territories and in over 40 languages, consisting of approximately 460,000 hotels, motels and resorts and approximately 2,120,000 homes, apartments and other unique places to stay.

Booking.com has expanded its offerings to better help consumers experience the world. For example, Booking.com offers in-destination tours and activities in more than 200 cities around the world, as well as flight, rental car and restaurant reservation services. Rentalcars.com is operated as part of Booking.com and offers online rental car reservation services and allows consumers to make rental car reservations in over 60,000 locations throughout the world, with customer support in over 40 languages. Booking.com and Rentalcars.com also offer pre-booked taxi and black car services at over 850 airports throughout the world.

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

Priceline. Priceline is a leader in the discount travel reservation business and offers online travel reservation services primarily in North America and is headquartered in Norwalk, Connecticut. Priceline offers consumers hotel, rental car and airline ticket reservation services, as well as vacation packages and cruises.

Agoda. Agoda is a leading online accommodation reservation service catering primarily to consumers in the Asia-Pacific region, with headquarters in Singapore and operations in Bangkok, Thailand and elsewhere. Agoda also offers flight, ground transportation reservation services and activities.

OpenTable. OpenTable is a leading brand for booking online restaurant reservations. With significant operations in San Francisco, California, OpenTable provides online restaurant reservation services to consumers and reservation management services to restaurants. OpenTable does business primarily in the United States, though it continues to invest in expanding its international offerings.

Marketing and Brand Awareness

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Both our performance and brand marketing expenses have increased significantly in recent years, and we intend to continue a strategy of promoting brand awareness through both performance and brand marketing efforts, including by expanding brand campaigns into additional markets, which may significantly increase our brand marketing expenses.

Competition

We compete globally with both online and traditional travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, constantly evolving and subject to rapid change, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have significantly more customers or users, consumer data and financial and other resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market and has grown rapidly in this area, including by offering a flight meta-search product ("Google Flights"), a hotel meta-search product ("Google Hotel Ads"), a vacation rental meta-search product, its "Book on Google" reservation functionality, Google Travel, a planning tool that aggregates its flight, hotel and packages products in one website and by integrating its hotel meta-search product into its Google Maps app. Google has also integrated restaurant information and reservations into the Google Maps app. In addition, Amazon has previously experimented with online travel, and has recently partnered with Booking.com to provide travel deals to Prime users in certain countries and with an OTC in India to offer domestic flights through Amazon Pay.

We currently, or may in the future, compete with a variety of companies, including:

•	online travel reservation services;

•	large online companies, including search, social networking and marketplace companies;

•	traditional travel agencies, travel management companies, wholesalers and tour operators, many of which combine physical locations, telephone services and online services;

•	travel service providers such as accommodation providers, rental car or car- or ride-sharing companies and airlines, many of which have their own branded online platforms to which they drive business;

•	online travel search and price comparison services (generally referred to as "meta-search" services);

•	online restaurant reservation services; and

•	companies offering technology services and software solutions to travel service providers.

For more information regarding current and potential competitors and the competitive nature of the markets in which we operate, please see Part I, Item 1A, Risk Factors - "Intense competition could reduce our market share and harm our financial performance." in this Annual Report on Form 10-K.

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

Intellectual Property

Over time and through acquisitions, we have assembled a portfolio of patents, trademarks, service marks, copyrights, domain names and trade secrets covering our services. We regard the protection of our intellectual property as important to our success. We protect our intellectual property rights by relying on national, federal, state and common law rights in the United States and internationally, as well as a variety of administrative procedures, regulations, conventions and treaties. We also rely on contractual restrictions to protect our proprietary rights in our services. We enter into confidentiality and invention assignment agreements with employees and contractors and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. We also have procured various intellectual property licenses from third parties. See Part I, Item 1A, Risk Factors - "We face risks related to our intellectual property."

Seasonality

The majority of our gross bookings are generated in the first half of the year, as consumers plan and reserve their spring and summer vacations in Europe and North America. However, we generally recognize revenue from these bookings when the travel begins (at "check-in"), which can be in a quarter other than when the associated reservations are booked. In contrast, we expense the substantial majority of our marketing activities as the expense is incurred, which, in the case of performance marketing in particular, is typically in the quarter in which associated reservations are booked. As a result of this potential timing difference between when we record marketing expense and when we recognize associated revenue, we experience our highest levels of profitability in the third quarter of the year, which is when we experience the highest levels of accommodation check-ins for the year for our European and North American businesses. The first quarter of the year is typically our lowest level of profitability and may experience additional volatility in earnings growth rates due to these seasonal timing factors. For our Asia-Pacific business, we experience the highest level of accommodation check-ins in the fourth quarter. As the relative growth rates for our businesses fluctuate, the quarterly distribution of our operating results may vary. For additional information regarding factors affecting the seasonality of our business, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality.

Employees

At December 31, 2019, we employed approximately 26,400 employees, of which approximately 4,300 were based in the United States and approximately 22,100 were based outside the United States. We also retain independent contractors to support our customer service, website content translation and system support functions.

We have never had a work stoppage and we consider our relations with our employees to be good. Although we have works councils or employee representatives in certain countries, our U.S. employees are not represented by a labor union and are not covered by a collective bargaining agreement. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial employees, for whom competition is intense. See Part I, Item 1A, Risk Factors - "We rely on the performance of highly skilled employees; and, if we are unable to retain or motivate key employees or hire, retain and motivate qualified employees, our business would be harmed."

Company Websites

We maintain websites with the addresses www.bookingholdings.com, www.booking.com, www.priceline.com, www.kayak.com, www.agoda.com, www.rentalcars.com and www.opentable.com, among others.  We are not including the information contained on our websites as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.  We make available free of charge through the www.bookingholdings.com website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. These reports and other information are also available, free of charge, at www.sec.gov.  In addition, the Company's Code of Conduct is available through the www.bookingholdings.com website and any amendments to or waivers of the Code of Conduct will be disclosed on that website.

Item 1A.  Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business, results of operations or financial condition. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.
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

Political uncertainty, conditions or events, such as the United Kingdom’s transition out of the European Union ("Brexit"), including uncertainty in the implementation of Brexit and other political concerns, can also negatively affect consumer spending and adversely affect travel demand. At times, we experience volatility in transaction growth rates, increased cancellation rates and weaker trends in accommodation average daily rates ("ADRs") across many regions of the world, particularly in those countries that appear to be most affected by economic and political uncertainties, which we believe are due at least in part to these macro-economic conditions and concerns. Economic or political disruptions could cause, contribute to or be indicative of deteriorating macro-economic conditions, which in turn could negatively affect travel to or from such countries or the travel industry in general and therefore have an adverse impact on our results of operations. While lower occupancy rates have historically resulted in accommodation providers increasing their distribution of accommodation reservations through third-party intermediaries such as us, our remuneration for accommodation reservation transactions changes proportionately with price, and therefore, lower ADRs generally have a negative effect on our accommodation reservation business and on our revenues and results of operations.

These and other macro-economic uncertainties, such as oil prices, geopolitical tensions and differing central bank monetary policies, have led to significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling and other currencies. Significant fluctuations in foreign currency exchange rates, stock markets and oil prices can also impact consumer travel behavior. For example, although lower oil prices may lead to increased travel activity as consumers have more discretionary funds and airline fares decrease, declines in oil prices may be indicative of broader macro-economic weakness, which in turn could negatively affect the travel industry, our business and results of operations. Conversely, higher oil prices may result in higher airfares and decreased travel activity, which can negatively affect our business and results of operations.

Since the United Kingdom's Brexit vote in 2016, global markets and foreign currency exchange rates have experienced increased volatility, including a decline in the value of the British Pound Sterling as compared to the U.S. Dollar. Although the United Kingdom has formally left the European Union, many uncertainties remain in the transition period during which the United Kingdom will negotiate its future relationship with the European Union and other nations. After finalization of the transition period of the United Kingdom's exit from the European Union, among other things, the United Kingdom could lose access to the single European Union market and travel between the United Kingdom and European Union countries could be restricted. We could face new regulatory costs and challenges if U.K. regulations and policies diverge from those of the European Union or if additional business licenses are required. Since the terms of the United Kingdom's exit from the European Union and/or the European Economic Area are uncertain, we are unable to predict the effect Brexit will have on our business and results of operations.

The uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.

In addition, events beyond our control, such as oil prices, stock market volatility, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, fires, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as coronaviruses, Ebola and Zika, political instability, changes in economic conditions, wars and regional hostilities, imposition of taxes, tariffs or surcharges by regulatory authorities, changes in trade policies or trade disputes, changes in immigration policies, travel-related accidents or increased focus on the environmental impact of travel, have previously and may in the future disrupt travel, limit the ability or willingness of travelers to visit certain locations or otherwise result in declines in travel demand and adversely affect our business and results of operations. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services and our relationships with travel service providers and other partners, any of which can adversely affect our business and results of operations. Certain jurisdictions, particularly in Europe, are considering regulations intended to address the issue of "overtourism," including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel to, or our ability to offer accommodations in, such markets, which could negatively impact our business, growth and results of operations. The United States has implemented or proposed, or is considering, various travel restrictions and actions that could affect U.S. trade policy or practices, which could also adversely affect travel to or from the United States.

As a result of the recent coronavirus outbreak originating in China, we began in January 2020 to experience, and continue to experience, a significant decline in travel demand and increase in customer cancellations predominantly related to travel to, from or in China and certain other Asian markets, though concerns about the coronavirus are also negatively impacting travel demand (and therefore our business) generally. Some countries have implemented travel bans or restrictions and some airlines have suspended or limited flights to or from China. We are working with our travelers and travel service provider partners to address cancellations, requests for refunds, rebookings and similar matters. In addition, like many other companies, we have instructed or allowed employees in high-risk areas to work from home or not report to work, which, especially if this persists for a prolonged period of time, may have an adverse impact on our employees, ability to service travelers, operations and systems. The ultimate extent of the coronavirus outbreak and its impact on travel in currently affected countries or more broadly is unknown and impossible to predict with certainty. As a result, the full extent to which the coronavirus will impact our business and results of operations is unknown. However, decreased travel demand resulting from the outbreak has had a negative impact, and is likely to have a negative and material impact, on our business, growth and results of operations. In addition, we may incur additional customer service costs in connection with servicing travelers affected by the outbreak, which would also have a negative impact on our results of operations.

Intense competition could reduce our market share and harm our financial performance.
We compete globally with both online and traditional travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, constantly evolving and subject to rapid change, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have significantly more customers or users, consumer data and financial and other resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market and has grown rapidly in this area, including by offering a flight meta-search product ("Google Flights"), a hotel meta-search product ("Google Hotel Ads"), a vacation rental meta-search product, its "Book on Google" reservation functionality, Google Travel, a planning tool that aggregates its flight, hotel and packages products in one website and by integrating its hotel meta-search products into its Google Maps app. Google has also integrated restaurant information and reservations into the Google Maps app. In addition, Amazon has previously experimented with online travel, and has recently partnered with Booking.com to provide travel deals to Prime users in certain countries and with an OTC in India to offer domestic flights through Amazon Pay.

We currently, or may in the future, compete with a variety of companies, including:

•
online travel reservation services such as Expedia, Hotels.com, Hotwire, Orbitz, Travelocity, Wotif, Cheaptickets, ebookers, HotelClub, RatesToGo and CarRentals.com, which are owned by Expedia Group, Traveloka (in which Expedia Group holds a minority interest) and Despegar/Decolar (in which Expedia Group holds a minority interest); Trip.com Group (in which we hold a small minority interest), Trip.com (which is owned by Trip.com Group), Tongcheng-eLong (in which Trip.com Group holds a significant minority interest), ezTravel (in which Trip.com Group holds a majority interest) and MakeMyTrip (in which Trip.com Group holds a significant minority interest); Hotel Reservation Service (HRS) and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope,

CarTrawler, Meituan Dianping (in which we hold a small minority interest), Rakuten, Jalan (which is owned by Recruit), Fliggy (which is owned by Alibaba), HotelTonight (which is owned by Airbnb), CheapOair and eDreams ODIGEO;

•
online accommodation search and/or reservation services that are currently focused primarily on alternative accommodations, including individually owned properties such as homes and apartments, such as Airbnb, Vrbo (which is owned by Expedia Group), Tujia (in which Trip.com Group and Expedia Group hold investments) and Xiaozhu;

•	large online companies, including search, social networking and marketplace companies such as Google, Facebook, Alibaba, Tencent, Amazon and Baidu;

•
traditional travel agencies, travel management companies, wholesalers and tour operators, many of which combine physical locations, telephone services and online services, such as Carlson Wagonlit, American Express, BCD Travel, Egencia and Expedia Partner Solutions (which are owned by Expedia Group), Concur (which is owned by SAP), TUI, Webjet and Hotelbeds Group, as well as thousands of individual travel agencies around the world;

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

•
online travel search and price comparison services (generally referred to as "meta-search" services), such as Google Flights, Google Hotel Ads, Google's vacation rental meta-search product, TripAdvisor, trivago (in which Expedia Group holds a majority interest), Qunar (which is controlled by Trip.com Group) and Skyscanner (which is owned by Trip.com Group);

•
online restaurant reservation services, such as LaFourchette and Bookatable (which are owned by TripAdvisor), SeatMe (which is owned by Yelp), Zomato, Quandoo (which is owned by Recruit) and Resy (which is owned by American Express);

•
companies offering new rental car business models or car- or ride-sharing services that affect demand for rental cars, some of which have developed innovative technologies to improve efficiency of point-to-point transportation and extensively utilize mobile platforms, such as Uber, Lyft, Gett, Zipcar (which is owned by Avis), Turo, BlaBlaCar, Didi Chuxing (in which we hold a small minority interest), Grab (in which we hold a small minority interest), Go-Jek and Ola; and

•
companies offering technology services and software solutions to travel service providers, including large global distribution systems ("GDSs"), such as Amadeus, Sabre and Travelport, and hospitality software platforms, such as Oracle and Shiji.

Google, the world's largest search engine and one of the world's largest companies and other large, established companies with substantial resources and expertise in developing online commerce and facilitating internet traffic offer travel or travel-related search, meta-search and/or reservation booking services and may create additional inroads into online travel. Google's travel meta-search services, Google Hotel Ads and Google Flights, have grown rapidly and have achieved significant market share in a relatively short time. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service providers (e.g., accommodations, rental car companies or airlines), online travel companies ("OTC") and other online platforms and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTCs or other online platforms, which could lead to travel service providers or others gaining a larger share of search traffic. Google leverages its general search business to promote its meta-search offerings by showing meta-search results at the top of its organic search results. Further, TripAdvisor and trivago, two other leading meta-search companies, support their meta-search services with significant brand and performance marketing. Through our KAYAK meta-search service, we compete directly with these and other meta-search services. If we are unable to effectively compete with these companies, our business and results of operations could be harmed.

Consumers may favor travel services offered by meta-search platforms or search companies over OTCs, which could reduce traffic to our travel reservation platforms, increase consumer awareness of our competitors' brands and services and increase our marketing and other customer acquisition costs. To the extent any such consumer behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in revenues from our KAYAK meta-search business to offset any related decrease in revenues or increase in marketing and other customer acquisition costs experienced by our OTC brands. Further, meta-search services may evolve into more traditional OTCs by offering consumers the ability to make travel reservations directly through their platforms. For example, TripAdvisor allows consumers to make a reservation at some accommodations while staying on TripAdvisor through its "Instant Booking" offering, which includes participation by many of the leading global hotel chains.  Google also provides reservation services through "Book on Google." To the extent we participate in any such offerings provided by meta-search services, resulting reservations could be less profitable and could cannibalize business that would otherwise come directly to us or through other more profitable channels. If consumers book travel services through a service such as TripAdvisor's Instant Booking, Google's "Book on Google," a meta-search website or directly with a travel service provider after visiting a meta-search platform or using a meta-search utility on a traditional search engine without using an OTC like us, or if meta-search services limit our participation within their search results or evolve into more traditional OTCs, we may need to increase our marketing or other customer acquisition costs to maintain or grow our reservation bookings and our business and results of operations could be adversely affected.

Over the years, there has been a proliferation of new channels through which accommodation providers can offer reservations as the market for travel services has evolved.  For example, companies such as Airbnb and Expedia Group offer services providing alternative accommodation property owners, particularly individuals, an online place to list their accommodations where travelers can search and book such properties and compete directly with our alternative accommodation services. In addition, Airbnb, which owns HotelTonight, offers some hotel reservations through its online platforms. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its platform.  New travel-related services are frequently being introduced to the market. For example, in 2019, Google launched Google Travel, which combines its hotel, flight and packages offerings into one website with trip-planning tools. Some of our competitors and potential competitors offer a variety of online services, such as food delivery, shopping, gaming or search services, many of which are used by consumers more frequently than online travel services. As a result, a competitor or potential competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost-effectively acquire customers for its online travel services than we can. For example, some competitors or potential competitors with more frequent online interactions with consumers are seeking to create "super-apps" where consumers can use many online services without leaving that company's app, in particular in markets such as Asia where online activity (including e-commerce) is conducted primarily through apps on mobile devices. If any of these platforms are successful in offering new travel-related services or services similar to ours to consumers who would otherwise use our platforms or if we are unable to offer our services to consumers within these super-apps, our customer acquisition efforts could be less effective and our customer acquisition costs, including our brand and performance marketing expenses, could increase, either of which would harm our business and results of operations.

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

Travel service providers, including hotel chains, rental car companies and airlines with which we conduct business, compete with us in online channels to drive consumers to their own platforms in lieu of third-party distributors such as us. Travel service providers may charge lower prices and, in some instances, offer advantages such as loyalty points or special discounts to members of closed-user groups (such as loyalty program participants or consumers with registered accounts), any of which could make their offerings more attractive to consumers than our services. For example, many large hotel chains have instituted additional initiatives, such as increased discounting and incentives, to encourage consumers to book accommodations directly through their online platforms. We also offer various incentives to consumers and may need to offer additional or increased advantages to maintain or grow our reservation bookings, which adversely impacts our profit margins. Further, consolidation among travel service providers, such as Marriott International's acquisition of Starwood Hotels & Resorts in 2017, could result in lower rates of commission paid to OTCs, increased discounting and greater incentives for consumers to join closed-user groups as such travel service providers expand their offerings. If we are not as effective as our competitors (including hotel chains) in offering discounted prices and other incentives to consumers, our ability to grow and compete and our results of operations could be harmed.

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
We derive a substantial portion of our revenues, and have significant operations, outside the United States. Our international businesses include our Netherlands-based OTC brand Booking.com (including Rentalcars.com, based in the United Kingdom), our Asia-based OTC brand agoda and, to a lesser extent, KAYAK's international meta-search services and OpenTable's international restaurant reservation business. Our international OTC operations have historically achieved significant year-over-year growth in their gross bookings, in particular with respect to their accommodation reservation services. These growth rates, which have contributed significantly to our growth in consolidated revenues and earnings, have generally declined over time as the absolute level of our gross bookings increased and online travel growth rates have declined. Other factors may also slow the growth rates of our international businesses, including, for example, worldwide or regional economic conditions, strengthening of the U.S. Dollar versus the Euro, the British Pound Sterling and other currencies, declines in ADRs, increases in cancellations, adverse changes in travel market conditions and the competitiveness of the market. Any decline in the growth rates of our international businesses would have a negative impact on our revenue and earnings growth rates and, as a consequence, our stock price.
Our strategy involves continued expansion throughout the world. Many regions have different economic conditions, customs, languages, currencies, consumer expectations, levels of consumer acceptance and use of online platforms for commerce, legislation, regulatory environments (including labor laws and customs), tax laws and levels of political stability, and we are subject to associated risks typical of international businesses. International markets may have strong local competitors with an established brand and travel service provider or restaurant relationships that may make expansion in that market difficult or costly and take more time than anticipated. In addition, compliance with legal, regulatory or tax requirements in multiple jurisdictions places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences. In some markets such as China, legal and other regulatory requirements may prohibit or limit participation by foreign businesses, such as by making foreign ownership or management of internet or travel-related businesses illegal or difficult, or may make direct participation in those markets uneconomic, which could make our entry into and expansion in those markets difficult or impossible, require that we work with a local partner or result in higher operating costs. Certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall profit margins as these markets increase in size over time. If we are unsuccessful in expanding in new and existing markets and effectively managing that expansion, our business and results of operations could be adversely affected.

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
We believe that the increase in the number and variety of accommodation providers that participate on our platforms, and the corresponding access to accommodation room nights, has been a key driver of the growth of our accommodation reservation business. The breadth of our accommodation bookings typically makes us an attractive source of consumer demand for our accommodation providers. However, accommodation providers may wish to limit the amount of business that flows through a single distribution channel. Also, certain jurisdictions, particularly in Europe, are considering regulations intended to address the issue of "overtourism," including by restricting accommodation offerings in city centers or near popular tourist destinations, such as by restricting construction of new hotels or the renting of homes or apartments. Such restrictions could also include limiting the number of tourists permitted to visit and stay near popular areas during peak seasons or as a general matter. As a result, we may experience constraints on the number of listings, or accommodation room nights, actually available to us, which could negatively impact our business growth rate and results of operations.
The number of our employees worldwide has grown from approximately 9,500 at December 31, 2013 to approximately 26,400 at December 31, 2019, which growth is mostly comprised of hires by our international operations. The growth of our operations may make it more difficult to hire, train, retain, motivate and manage the required employees. Historically, our brands operated on a largely independent basis and many of them focused on particular services or geographies. As we look to develop the Connected Trip, we are increasing the collaboration, cooperation and interdependency among our brands. As we manage this shift, in addition to managing organic growth and growth through acquisitions, we may find it difficult to maintain the beneficial aspects of our corporate culture at the brand companies and throughout the organization as a whole. In addition, expansion increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and administrative, legal, tax, internal control and financial reporting functions. Our current and planned employees, systems, procedures and controls may not be adequate to support and effectively manage this growth and increased complexity, especially as we employ employees in multiple geographic locations around the world and increase the number and variety of our products and payment systems. The implementation of new information technology, payment, enterprise resource planning (ERP) or other systems could be disruptive and/or costly or we may experience difficulty successfully integrating new systems into existing systems or migrating to new systems from existing systems, any of which could adversely affect our business and results of operations.

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
Our online performance marketing efficiency, expressed as performance marketing expense as a percentage of revenues, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign currency exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs-per-click and reduce our performance marketing efficiency. We use third-party websites, including online search engines (primarily Google), meta-search and travel research services and affiliate marketing as the primary means of generating traffic to our websites. Growth of some of these channels has slowed. Our performance marketing expense has increased significantly and our performance marketing efficiency has declined in recent years, a trend we expect to continue, though the rate of decrease may fluctuate and there may be periods of stable or increasing returns on investment ("ROIs") from time to time. Further, at times we may pursue a strategy of increasing performance marketing ROIs, which could negatively affect our gross bookings and revenue growth rates. When evaluating our performance marketing spend, we consider several factors for each channel, such as the customer experience on the advertising platform, the incrementality of the traffic we receive and the anticipated repeat rate from a particular platform, as well as other factors. Pursuing a strategy of improving performance marketing ROIs, as we did beginning in the third quarter of 2017 through the fourth quarter of 2018, along with factors such as competitors' actions in the bidding environment, the amount of marketing invested by these channels to generate demand and overall performance marketing platform traffic growth trends, which have shown volatility and long-term deceleration of growth rates, may also impact growth rates for performance marketing channels. Any reduction in our performance marketing efficiency could have an adverse effect on our business and results of operations, whether through reduced revenues or revenue growth, or through performance marketing expenses increasing faster than revenues and thereby reducing margins and earnings growth.
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
The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new service announcements, introductions and enhancements and changing consumer demands and preferences. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the progress of technology adoption in various markets, including the continuing adoption of the internet and online commerce in certain geographies and the emergence and growth of the use of smartphones, tablets and other smart devices, including those with voice and artificial intelligence capabilities, for mobile e-commerce transactions. New developments in other areas, such as cloud computing, could make entering our markets easier for competitors due to lower upfront technology costs. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services and online platforms to evolving industry standards and local preferences and to continually innovate and improve the performance, features and reliability of our services and online platforms in response to competitive service offerings and the evolving demands of the marketplace. In particular, it is increasingly important for us to effectively offer our services on mobile devices through mobile apps and mobile-optimized websites and to tailor our services to varying devices and platforms. Any failure by us to successfully develop and achieve consumer adoption of our mobile platforms would have a material and adverse effect on our growth, market share, business and results of operations. Further, to the extent mobile devices or platforms enable users to block advertising content, our advertising revenue and our ability to market our brands and acquire new consumers may be negatively affected. We believe that ease-of-use, comprehensive functionality and the look and feel of our mobile platforms are increasingly competitively critical as consumers obtain more of their travel and restaurant services through mobile devices and platforms. As a result, we intend to continue to spend significant resources maintaining, developing and enhancing our mobile platforms and other technologies and platforms. Additionally, our ability to achieve our long-term strategy to build the Connected Trip depends on successfully integrating and developing new and evolving technologies, which is likely to require increased financial and personnel investments that could have an adverse impact on our results of operations until we achieve the expected return on these investments. However, these efforts may not be successful in improving the travel experience or retaining and attracting new customers, which would harm our business and results of operations. Further, technical innovation often results in bugs, vulnerabilities and other system failures. Any such bug, vulnerability or failure, especially in connection with a significant technical implementation or change, could result in lost business, harm to our brand or reputation, consumer complaints and other adverse consequences, any of which could adversely affect our business and results of operations.
We believe that another critical component to our future success will be our ability to enhance our payments capabilities, including by offering alternative payment solutions to consumers even when those payment solutions may not be accepted by the travel service provider or restaurant. Alternate payment providers such as Alipay, Paytm and WeChat Pay operate closed-loop payments systems with direct connections to both consumers and merchants. In many markets, particularly in Asia where credit cards are not readily available and/or e-commerce is largely carried out through mobile devices, these and other emerging alternative payment methods are the exclusive or preferred means of payment for many consumers. Therefore, if we are unable to offer consumers their preferred method of payment by integrating new or emerging payment methods into our platforms, we may not be able to effectively offer our services to these consumers, which would limit our growth opportunities in these markets and our business and results of operations could be harmed.
Furthermore, as the overall size of our business continues to grow, the competitive pressure to innovate will encompass a wider range of services and technologies, including services and technologies that may be outside of our historical core business, and our ability to keep pace may slow. Our current and potential competitors range from large and established companies to emerging start-ups. Emerging start-ups may be able to innovate and focus on developing a particularly new product or service faster than we can or may foresee consumer need for new services or technologies before we do. Some of our larger competitors or potential competitors have more resources or more established or varied relationships with consumers than we have, and they could use these advantages in ways that could affect our competitive position, including by making acquisitions, entering or investing in travel reservation businesses, investing in research and development and competing aggressively for highly-skilled employees. For example, because consumers often utilize other online services more frequently than online travel services, a competitor or potential competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost effectively acquire consumers for its online travel services than we can.
In addition, the widespread adoption of new internet, networking or telecommunications technologies or other technological changes (including new devices and services, such as Amazon's Echo and Alexa and Google Home and Google Assistant, developing technologies, such as artificial intelligence, chatbot and virtual reality technologies, and the creation of "super-apps" where consumers can use many online services without leaving a particular app) could require us to incur substantial expenditures to modify or adapt our services or infrastructure to these new technologies, which could adversely affect our results of operations or financial condition. Any failure to implement or adapt to new technologies in a timely manner or at all could adversely affect our ability to compete, increase our consumer acquisition costs or otherwise adversely affect our business, and therefore adversely affect our brand, market share and results of operations.
Our processing, storage, use and disclosure of personal data exposes us to risks of internal or external security breaches and could give rise to liabilities and/or damage to reputation.
The security of data when engaging in e-commerce is essential to maintaining consumer and travel service provider confidence in our services. Cyberattacks by individuals, groups of hackers and state-sponsored organizations are increasing in frequency and sophistication and are constantly evolving. Any security breach whether instigated internally or externally on our systems or third-party systems could significantly harm our reputation and therefore our business, brand, market share and results of operations. Consumers who use certain of our services provide us with their credit card information. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data and prevent unauthorized access to our data or accounts. Computer circumvention capabilities, new discoveries or advances or other developments, including our own acts or omissions, could result in a compromise or breach of consumer data. For example, third parties may attempt to fraudulently induce employees, travel service provider partners or consumers to disclose user names, passwords or other sensitive information ("phishing"), which may in turn be used to access our information technology systems or to defraud our partners or consumers. Third parties may also attempt to take over consumer accounts by using passwords, usernames and other personal information obtained elsewhere to attempt to login to consumer accounts on our platforms. We have experienced targeted and organized phishing and account takeover attacks and we expect to continue to experience these events in the future. These risks are likely to increase as we expand our offerings, integrate our products and services, and store and process more data, including personal information. Our efforts to protect information from unauthorized access may be unsuccessful or may result in the rejection of legitimate attempts to book reservations through our services, any of which could result in lost business and could materially and adversely affect our business, reputation and results of operations.
Our existing security measures may not be successful in preventing security breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal consumer information or transaction data or other proprietary information. In the last few years, several major companies experienced high-profile security breaches that exposed their systems and information and/or their consumers' or employees' personal information, and it is expected that these types of events will continue to occur. We have a heightened risk of security breaches due to some of our operations being located in certain international jurisdictions. We expend significant resources to protect against security breaches, and regularly increase our security-related expenditures to maintain or increase our systems' security. We have experienced and responded to cyberattacks, which we believe have not had a significant impact on the integrity of our systems or the security of data, including customer data maintained by us. These issues are likely to become more difficult to manage as we expand the number of places where we operate and the number and variety of services we offer, and as the tools and techniques used in such attacks become more advanced. Security breaches could result in severe damage to our information technology infrastructure, including damage that could impair our ability to offer our services or the ability of consumers to make reservations or conduct searches through our services, as well as loss of consumer, financial or other data that could materially and adversely affect our ability to conduct our business, satisfy our commercial obligations or meet our public reporting requirements in a timely fashion or at all. Security breaches could also result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, subject us to regulatory penalties and sanctions, or cause consumers to lose confidence in our security and choose to use the services of our competitors, any of which would have a negative effect on our brands, market share, results of operations and financial condition. Our insurance policies have coverage limits and may not be adequate to reimburse us for all losses caused by security breaches.
We also face risks associated with security breaches affecting third parties conducting business over the internet. Consumers generally are concerned with security and privacy on the internet, and any publicized security problems could negatively affect consumers' willingness to provide private information or effect online commercial transactions generally, including through our services. Some of our business is conducted with third-party marketing affiliates, which may generate travel reservations through our infrastructure or through other systems. Additionally, our consumers' personal data could be affected by security breaches at third parties upon which we rely, such as travel service providers, payroll providers, health plan providers, payment processors or GDSs. A security breach at any such third-party marketing affiliate, travel service provider, payment processor, GDS or other third party on which we rely, such as the security breach experienced by Sabre in May 2017, could be perceived by consumers as a security breach of our systems and in any event could result in negative publicity, subject us to notification requirements, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements or with parameters within which we permit them to process data, which could expose us to liability.
In the operation of our business, we receive and store a large volume of personally identifiable data and payment information. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world. The European Union's General Data Protection Regulation (the "GDPR"), which went into effect in May 2018, is designed to unify data protection within the European Union under a single law, which has resulted and will continue to result in significantly greater compliance burdens and costs for us.  Under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, could be imposed. Several data protection authorities have already imposed significant fines on companies of various sizes across industry sectors for violations of the GDPR. The California Consumer Privacy Act (the "CCPA"), which went into effect in January 2020, has created new data privacy rights for users in California and has resulted and will continue to result in additional complexity and costs related to compliance. Many other jurisdictions continue to consider adopting or may adopt similar data protection regulations. These regulations are typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction as well as to give individuals greater rights and/or control over how their data is processed. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. Additionally, some of these regulations, such as the CCPA, give consumers a private right of action against companies for violations of these rules. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. While we have invested and continue to invest significant resources to comply with the GDPR, CCPA and other privacy regulations, many of these regulations are new, extremely complex and subject to interpretation. Non-compliance with these laws could result in negative publicity, damage to our reputation, significant penalties or other legal liability. If legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, our results of operations, financial condition or competitive position could be adversely affected.
Our business could be negatively affected by changes in online search and meta-search algorithms and dynamics or traffic-generating arrangements.
We use Google to generate a significant portion of the traffic to our platforms, and, to a lesser extent, we use other search and meta-search services to generate traffic to our platforms, principally through pay-per-click marketing campaigns. The pricing and operating dynamics on these search and meta-search platforms can experience rapid change commercially, technically and competitively. For example, Google frequently updates and changes the logic which determines the placement and display of results of a consumer's search, such that the placement of links to our platforms can be negatively affected and our costs to improve or maintain our placement in search results can increase. The European Commission has fined Google significant amounts for anti-competitive behavior relating to its comparison-shopping service and online search advertising services. Changes by Google in how it presents travel search results, including its promotion of its travel meta-search services, or the manner in which it conducts the auction for placement among search results, whether as a result of a court order, investigation or other reason, may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our platforms, which in turn would have an adverse effect on our business, market share and results of operations. Recently Google announced modifications to its flights display model, including that it would not be charging airlines and OTCs for sending referrals from Google Flights. As a result, airline and OTC partners may choose to limit or eliminate their use of other meta-search services or may demand cost savings from their other meta-search services and/or Google may receive access to discounted fares not provided to meta-search services that charge for referrals, any of which could adversely affect our meta-search business, profit margins and results of operations. Similarly, changes by our other search and meta-search partners in how they present travel search results or the manner in which they conduct the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our platforms. In addition, if travel search traffic declines or grows less quickly than in the past, our ability to efficiently generate traffic to our platforms through performance marketing on general search platforms may be adversely affected, which could have an adverse effect on our business and results of operations.
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
System capacity constraints, system failures or denial-of-service or other attacks could harm our business and our reputation.
We have experienced rapid growth in consumer traffic to our online platforms, the number of accommodations on our extranets and the geographic breadth of our operations. If our systems cannot be expanded to cope with increased demand or fail to perform, we could experience unanticipated disruptions in service, slower response times, decreased customer service and customer satisfaction and delays in the introduction of new services, any of which could impair our reputation, damage our brands and materially and adversely affect our results of operations. Further, as an online business, we are dependent on the internet and maintaining connectivity between ourselves and consumers, sources of internet traffic, such as Google, and our travel service providers and restaurants. As consumers increasingly turn to mobile and other smart devices, we also become dependent on consumers' access to the internet through mobile carriers and their systems. Disruptions in internet access, such as the denial-of-service attack against Dyn in October 2016 that resulted in a service outage for several major internet companies, whether generally, in a specific market or otherwise, especially if widespread or prolonged, could materially adversely affect our business and results of operations. While we do maintain redundant systems and hosting services, it is possible that we could experience an interruption in our business, and we do not carry business interruption insurance sufficient to compensate us for all losses that may occur.

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
Our existing security measures may not be successful in preventing attacks on our systems, and any such attack could cause significant interruptions in our operations. For instance, from time to time, we have experienced denial-of-service type attacks on our systems that have made portions of our websites slow or unavailable for periods of time. There are numerous other potential forms of attack, such as phishing (where a third party attempts to infiltrate our systems or acquire information by posing as a legitimate inquiry or electronic communication), account takeover attacks, SQL injection (where a third party attempts to insert malicious code into our software through data entry fields in our websites in order to gain control of the system) and attempting to use our websites as a platform to launch a denial-of-service attack on another party, each of which could cause significant interruptions in our operations and potentially adversely affect the value of our brands, operations and results of operations or involve us in legal or regulatory proceedings. We expend significant resources in an attempt to prepare for and mitigate the effects of any such attacks. Reductions in the availability and response time of our online services could cause loss of substantial business volumes during the occurrence of any such attack on our systems and measures we may take to divert suspect traffic in the event of such an attack could result in the diversion of bona fide customers. These issues are likely to become more difficult to manage as we expand the number of places where we operate and the variety of services we offer, and as the tools and techniques used in such attacks become more advanced. Successful attacks could result in negative publicity, damage our reputation and prevent consumers from booking travel services, researching travel services or making restaurant reservations through us during the attack, any of which could cause consumers to use the services of our competitors, which would have a negative effect on the value of our brands, our market share, business and results of operations.
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
We depend upon various third parties to process payments, including credit cards, for our merchant transactions around the world. In addition, we rely on third parties to provide credit card numbers which we use as a payment mechanism for merchant transactions. If any such third party were wholly or partially compromised, our cash flows could be disrupted or we may not be able to generate merchant transactions (and related revenues) until such a time as a replacement process could be put in place with a different vendor, and this could have a negative effect on our business, reputation and results of operations.
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
We use both internally-developed systems and third-party systems to operate our services, including transaction processing, order management and financial and accounting systems. If the number of consumers using our services increases substantially, or if critical third-party systems stop operating as designed, we may need to significantly expand and upgrade our technology, transaction processing systems, financial and accounting systems or other infrastructure. We may not be able to upgrade our systems and infrastructure to accommodate such conditions in a timely manner, and, depending on the systems affected, our transactional, financial and accounting systems could be impacted for a meaningful amount of time before upgrade, expansion or repair. Many of our processes and systems, including those related to processing and recording revenue, are highly automated and involve multiple inputs from various IT systems, which can mitigate the risk of human error but which can also make testing, troubleshooting and auditing more difficult. As a result, it may be difficult to quickly detect and correct errors embedded in these processes or systems.
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
Google's Android operating system is the leading smartphone operating system in the world. As a result, Google has the ability to leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. Further, Google is the leading internet search service and has leveraged its search popularity to promote its travel services. The European Commission has fined Google significant amounts for breaching European Union antitrust rules by imposing restrictions on Android device manufacturers and mobile network operators, including by mandating the pre-installation of Google apps and limiting access to its Google Play app store. In addition, the European Commission's decision requires Google to end those practices or face penalty payments of up to 5% of the average daily worldwide turnover of Alphabet, Google's parent company. Google has appealed the European Commission's decision, and it is not yet clear how or whether the decision will affect Google's business, including its travel services.
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

Although we believe that our tax filing positions are reasonable and comply with applicable law, we regularly review our tax filing positions, especially in light of tax law or business practice changes, and may change our positions or determine that previous positions should be amended, either of which could result in additional tax liabilities. The final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. To date, we have been audited in many taxing jurisdictions with no significant impact on our results of operations. If current or future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our results of operations, financial condition and cash flows. For example, Booking.com is the subject of tax proceedings in France and has been assessed approximately 465 million Euros, the majority of which represents penalties and interest. We believe that Booking.com has been, and continues to be, in compliance with French tax law, and we are contesting the assessments. In January 2019, we were required to pay the assessments for the years 2003 through 2012 (356 million Euros) in order to preserve our right to contest the assessments for that period in court, though the payment is not an admission that we owe the taxes. See Note 16 to our Consolidated Financial Statements for more information regarding certain tax contingencies.
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

In December 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted into law in the United States. The Tax Act introduced a tax on 50% of global intangible low-taxed income, which is income determined to be in excess of a specified routine rate of return on qualifying business assets. The Tax Act further introduced a base erosion and anti-abuse tax ("BEAT") aimed at preventing the erosion of the U.S. tax base and a new tax deduction with respect to certain foreign-derived intangible income. If we are unable to operate our business so that BEAT does not impact us, our effective tax rate, results of operations and cash flows would be materially adversely affected. The tax law changes made by the Tax Act are broad and complex, and there continues to be significant uncertainty about how the Tax Act will be interpreted at both the U.S. federal and state levels. The interpretation and implementation of the Tax Act and regulations, rules or guidance that have been or may be adopted under, or result from, the Tax Act have had and could have a negative impact on our results of operations and cash flows.
Additionally, there have been significant changes made and proposed to international tax laws that increase the complexity, burden and cost of tax compliance. The Organisation for Economic Co-operation and Development ("OECD") initiated the "base erosion and profit shifting" ("BEPS") project to ensure international tax standards keep pace with changes in global business practices and to address situations where multinational businesses may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions in which the profit generating activities take place. The OECD is working towards a consensus-based solution by the end of 2020 to address the challenges posed to the current tax system by the digitalization of the economy. The OECD Secretariat's current proposal aims to ensure that multinational businesses are taxed in jurisdictions where they are conducting significant business but do not have a physical presence by establishing new nexus rules determining where tax should be paid and new profit allocation rules determining what portion of profits should be taxed. Certain countries and a number of E.U. member states have taken steps to unilaterally introduce a digital services tax to address the issue of multinational businesses carrying on business in their jurisdiction without a physical presence and therefore generally not subject to income tax in those jurisdictions. In July 2019, France passed legislation that introduced a 3% digital services tax, which is retroactively applicable as of January 1, 2019. Although the French tax authorities have postponed the requirement to pay the 2020 digital services tax until December 2020, the French government has not repealed the tax and is merely postponing the payment of the tax to see if a consensus is reached by the OECD during 2020 on how online businesses should be taxed. Consequently, we continue to accrue for the tax in 2020 because we will owe the tax to France if no consensus is reached by the OECD and France does not repeal the tax. Italy and Turkey have also passed legislation that introduces digital services taxes of 3% and 7.5%, respectively, that will be effective in 2020. Several other countries are also considering adopting digital services taxes. For example, the United Kingdom has proposed legislation to implement a digital services tax that, if enacted, would become effective in 2020 and would impose a 2% tax on revenue earned by larger companies from U.K. users of digital services. Similarly, Spain submitted a digital services tax bill to its parliament for approval in January 2019 that would tax digital services at 3%. Many questions remain as to the enactment, form and application of these digital services taxes. For example, it is not clear whether all countries will allow a deduction of digital services taxes for income tax purposes or whether there is potential for double taxation on the same transaction. The interpretation and implementation of the various digital services taxes (especially if there is inconsistency in the application of these taxes across tax jurisdictions) could have a materially adverse impact on our results of operations and cash flows. Further, digital services taxes may not apply to our competitors such as hotel chains and smaller OTCs, which harms our business and competitive position.

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
We are also subject to non-income-based taxes, such as value-added, payroll, sales, use, excise, net worth, property, hotel occupancy and goods and services taxes. We refer generally to taxes on travel transactions (e.g., value-added taxes, sales taxes, excise taxes, hotel occupancy taxes, etc.) as "travel transaction taxes." From time to time, we are under audit or investigation by tax authorities or involved in legal proceedings related to these non-income-based taxes or we may revise or amend our tax positions, which may result in additional non-income-based tax liabilities. A number of jurisdictions in the United States have initiated lawsuits against online travel companies, including us, related to, among other things, the payment of certain travel transaction taxes (such as hotel occupancy taxes) that could include historical taxes that are claimed to be owed, interest, penalties, punitive damages and/or attorney's fees and costs. In addition, a number of jurisdictions have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes. Additional jurisdictions may assert that we are subject to, among other things, travel transaction taxes and could seek to collect such taxes, either retroactively, prospectively or both. Jurisdictions could also seek to amend their tax statutes in order to collect travel transaction taxes from us on a prospective basis. Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings. Additionally, several U.S. jurisdictions have adopted or may adopt laws that require us to collect and remit sales tax on behalf of travel service providers, which in some instances may negatively impact our revenue. Adverse tax decisions or new laws could have a material adverse effect on our business, margins, cash flows and results of operations. An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries. In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorneys' fees and costs.
We may not be able to maintain our "Innovation Box Tax" benefit.
The Netherlands corporate income tax law provides that income generated from qualifying innovative activities is taxed at the rate of 7% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings currently qualifies for Innovation Box Tax treatment. In 2019, the Innovation Box Tax benefit reduced our consolidated income tax expense by $443 million. In 2019, the Dutch government approved a reduction in its corporate income tax rate from 25% to 21.7%, effective in 2021. Furthermore, the Dutch government has proposed an increase in the Innovation Box Tax rate from 7% to 9%, which, if enacted, could be effective beginning in 2021.
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
Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled employees for all areas of our organization. In particular, the contributions of key senior management in the United States, Europe and Asia are critical to the overall management of our business. We may not be able to retain the services of any members of our senior management or other key employees, the loss of whom could harm our business and competitive position. We do not maintain any key person life insurance policies.
In addition, competition for well-qualified employees in all aspects of our business, including software engineers, mobile communication talent and other technology professionals, is intense. Our international success in particular has led to increased efforts by our competitors and others to hire our international employees. These difficulties may be amplified by evolving restrictions on immigration, travel or availability of visas or work permits for skilled technology workers. The competition for talent in our industry has in the past and may in the future increase our personnel expenses, which may adversely affect our results of operations. Our continued ability to compete effectively and to innovate and develop products, services, technologies and enhancements depends on our ability to attract new employees and to retain and motivate existing employees. If we do not succeed in attracting well-qualified employees or retaining, training, managing and motivating existing employees, our business, competitive position, reputation and results of operations would be adversely affected.
Our business is subject to various competition, anti-trust, consumer protection and online commerce laws, rules and regulations around the world, and as the size of our business grows, scrutiny of our business by legislators and regulators in these areas may intensify.

We, the travel industry and the technology industry generally are subject to competition, anti-trust and consumer protection laws and regulations around the world. These laws and regulations evolve and change, and their interpretation, application and enforcement can also change, be unpredictable or be affected by changing political or social pressures. As we expand our business into new areas, including our evolution towards the Connected Trip, we may become subject to additional laws and regulations. At times, online travel platforms, including us, have been the subject of investigations or inquiries by various national competition authorities ("NCAs") or other governmental authorities. For example, we have been and continue to be involved in investigations related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates, conditions or availability that are at least as favorable as those offered to other OTCs or through the accommodation provider's website. To resolve and close certain of the investigations, we have from time to time made commitments to the investigating authorities regarding future business practices or activities. For example, Booking.com has made commitments to several NCAs, including agreeing to narrow the scope of its parity arrangements, in order to resolve parity-related investigations.

We have also been involved in investigations or inquiries involving consumer protection matters. For example, in October 2017 the United Kingdom's NCA (the Competition and Markets Authority, or CMA) launched a consumer protection law investigation into the clarity, accuracy and presentation of information on hotel booking sites with a specific focus on the display of search results (e.g., ranking), claims regarding discounts, methods of "pressure selling" (such as allegedly creating false impressions regarding room availability) and failure to disclose hidden charges.  In connection with this investigation, in June 2018, the CMA announced that it would proceed with enforcement action against a number of hotel booking sites. Booking.com, agoda and KAYAK, along with a number of other OTCs, voluntarily agreed to certain commitments with the CMA addressing its concerns in resolution of this investigation, which took effect on September 1, 2019. Among other things, the commitments provided to the CMA include showing prices inclusive of all mandatory taxes and charges, providing information about the effect of money earned on search result rankings on or before the search results page and making certain adjustments to how discounts and statements concerning popularity or availability are shown to consumers. The CMA has stated that it expects all market participants to adhere to the same standards, regardless of whether they formally signed the commitments. The commitments concluded the CMA’s investigation without a finding of infringement or an admission of wrongdoing by the OTCs involved. As a result of additional inquiries from other NCAs in the European Economic Area, Booking.com has made similar commitments with the Consumer Protection Cooperation Network to be applicable across the E.U. beginning in June 2020. There are consumer protection investigations or inquiries in other countries as well, including in Hungary, Italy and Brazil, and other countries may decide to investigate these or similar issues generally or with respect to specific businesses, including ours, and we are unable to predict the outcome of any such other investigations or inquiries.  To the extent that any such other investigations or inquiries result in additional commitments, fines, damages or other remedies, our business, financial condition and results of operations could be harmed.

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

Another area of increased scrutiny, particularly in Europe, involves contractual search term bidding restrictions where one contracting party agrees not to bid on certain key search terms related to the other party (e.g., such other party’s name). Although we are generally moving away from these types of agreements, in some of our contracts, we or the other party have agreed to bidding restrictions. If bidding restrictions are held to be illegal or otherwise unenforceable or if we remove them from all of our contracts, our performance marketing costs may increase if bidding on affected key words (especially those related to us) becomes more expensive, which could adversely affect our performance marketing efficiency, business and results of operations.

Recently, there has been increased legislative and public focus on the technology industry, especially as technology companies become larger. In some instances, countries have passed legislation that goes further to restrict business activities than actions taken by NCAs or other regulatory authorities. For example, France, Italy, Belgium and Austria have passed legislation prohibiting parity contract clauses in their entirety. Additionally, the EU's Platform to Business Regulation, which comes into effect in July 2020, will regulate the relationship between online platforms such as Booking.com and European business users of online platforms. This new regulation will require online platforms to provide additional disclosure to European business partners, such as terms related to search result ranking and preferential pricing as well as provide for a mediation process to handle any disputes, among other changes. New laws and regulations and changing public perception relating to the technology industry could impact our services, require us to change our business practices or otherwise cause us to incur additional operating costs to comply with or address these developments. Further, as market conditions change as a result of investigations, litigation, legislation or political or social pressure, we may decide to voluntarily modify our business practices beyond what is required, the full effects of which may not be known when making the decision, but which could harm our competitive position and adversely affect our business and results of operations.

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
The services we offer and could offer in the future are subject to legal regulations (including laws, ordinances, rules, licensing requirements and other requirements and regulations) of national and local governments and regulatory authorities around the world, many of which are evolving and subject to the possibility of new or revised interpretations. Our ability to provide our services is and will continue to be affected by such regulations. For example, we began offering optional rental car-related insurance products to customers protecting them against accidental damage to their rental vehicles, which subjects us to certain insurance regulations and related increased compliance costs and complexities, any of which could negatively impact our business and results of operations. Laws in some countries relating to data localization, registration as a travel agent and other local requirements could, if applicable to us, adversely affect our ability to conduct business in those countries. Any increase in the number or complexity of the laws and regulations applicable to us and our businesses could increase our compliance costs and burdens and negatively affect our business and results of operations.
For example, in the European Union, the Package Travel Directive (the "Package Directive") sets out broad requirements such as local registration, certain mandatory financial guarantees, industry specific value-added tax regimes, disclosure requirements and other rules regulating the provision of travel packages and linked travel arrangements. The Package Directive also creates additional liability for a provider of travel packages, which could be the OTC, for performance of the travel services within a packaged trip under certain circumstances. Certain parts of our business are already subject to the broad scope of the Package Directive as it relates to linked travel arrangements, and as our offerings continue to diversify and expand, we may become subject to additional requirements of the Package Directive. Compliance with this directive could be costly and complex or, as a result of these requirements, we could choose to limit offerings that would otherwise be beneficial for the business, any of which could adversely affect our business, results of operations or ability to grow and compete.
The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by judicial or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have a material adverse effect on our business and results of operations. For example, in connection with a lawsuit begun in 2015 by the Association of Turkish Travel Agencies, a Turkish court ordered in 2019 that Booking.com must meet certain registration requirements in order to offer Turkish hotels and accommodations to Turkish residents. If Booking.com does not successfully appeal this decision or meet the Turkish registration requirements, Booking.com will be unable to resume offering Turkish hotels and accommodations to Turkish residents, which would continue to negatively impact our results of operations. Another example is that the U.S. Government announced in May 2019 that it will no longer suspend the right of private parties to bring litigation under Title III of the Cuban Liberty and Solidarity (Libertad) Act of 1996, popularly known as the Helms-Burton Act, allowing certain individuals whose property was confiscated by the Cuban government beginning in 1959 to sue anyone who "traffics" in the property in question in U.S. courts. We are a defendant in a number of these lawsuits, which seek remedies including the value of the expropriated property (generally, the applicable hotel), plus interest, treble damages, attorneys' fees and costs.  We believe that we have meritorious defenses to existing and potential claims and that the results of any related litigation will not be material to our business, financial condition or results of operations.  However, litigation is uncertain and there is little judicial history or interpretation of the relevant claims and defenses, in particular as applied to businesses like ours.  As a result, there can be no assurance that there will not be an adverse outcome to any such litigation or that such an outcome would not result in an adverse impact on our business, financial condition or results of operations.
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

Our business has grown substantially over the last several years as we have expanded into new geographies and added new services. In addition, we have made efforts and expect to make further efforts to integrate access to travel services across our various brands. These changes add complexity to legal and tax compliance and our internal controls, and our increased size and operating history may increase the likelihood that we will be subject to regulatory scrutiny or audits by tax authorities in various jurisdictions. In addition, by virtue of Booking.com's size and presence in the Netherlands, it was recently required to establish a supervisory board to oversee the strategy and operations of Booking.com. While we do not expect the existence of the supervisory board to have a significant impact on our operations, under certain circumstances, this governance structure could require Booking.com to obtain supervisory board approval in order to take certain actions, which could result in delays or other unanticipated strategic or operational challenges.
There are various risks associated with the facilitation of payments from consumers, including risks related to fraud, compliance with evolving rules and regulations and reliance on third parties.
Our results have been and will likely continue to be negatively impacted by consumer purchases made using fraudulent credit cards, claims the consumer did not authorize the purchase or consumers who have closed bank accounts or have insufficient funds in their bank accounts to satisfy payments. We may be held liable for accepting fraudulent credit cards on our platforms or in connection with other fraudulent transactions on our platforms, as well as other payment disputes with consumers. Accordingly, we calculate and record an allowance for the resulting chargebacks. We must also continually implement and evolve measures to detect and reduce the risk of fraud, in particular as these methods become increasingly sophisticated. If we are unable to combat the use of fraudulent credit cards on our websites, our business, profit margins, results of operations and financial condition could be materially adversely affected.

We believe that an important component of our future success will be our ability to offer consumers their preferred method of payment in the most efficient manner on all our platforms, and, as a result, we are increasingly processing transactions on a merchant basis where we facilitate payments from travelers through the use of credit cards and other payment methods (such as PayPal, Alipay, Paytm and WeChat Pay). While processing transactions on a merchant basis allows us to process transactions for properties that do not otherwise accept credit cards and to increase our ability to offer a variety of payment methods and flexible transaction terms to consumers, we incur additional payment processing costs (which are typically higher for foreign currency transactions) and other costs related to these transactions, such as costs related to fraudulent payments and transactions and fraud detection. As our merchant transactions continue to grow, in addition to the revenues from these transactions, we may experience a significant increase in these costs, and our results of operations and profit margins could be materially adversely affected, in particular if we experience a significant increase in non-variable costs related to fraudulent payments and transactions.
The growth in processing transactions on a merchant basis also requires us to manage our global systems and processes associated with these transactions on a larger scale, which introduces additional complexity and increases administrative burdens and costs, which could adversely affect our results of operations. The increase in payments processing may also subject the business to additional regulations, including financial services regulation or other regulatory regimes applicable to highly regulated businesses, which could result in increased compliance costs and complexities, including those associated with the implementation of new or advanced internal controls. For example, the E.U.'s Payment Services Directive 2 has further complicated the authentication process for accepting credit cards.  As a result of this directive, payments made on our platforms by consumers in the European Economic Area are subject to Strong Customer Authentication, which requires the consumer to engage in additional steps to authenticate their transaction. This new process could cause consumer transactions to take longer to process or otherwise inconvenience the consumer, which could result in consumers choosing not to utilize our platforms as often or at all. The implementation of this process has resulted and may continue to result in increased compliance costs and administrative burdens for us. As our business evolves or as we change the way we facilitate payments on our platforms and new money transmission and online payments rules come into effect, we may become subject to new payments and financial services laws and regulations including those relating to money transmission licenses, anti-money laundering, banking, privacy and security of our processes, among others. Compliance with this changing regulatory environment could create significant additional compliance costs and burdens or it could lead us to modify our business plans or operations, any of which could negatively impact our business, results of operations and profit margins.
We are also subject to payment card association rules and obligations under our contracts with payment card processors, including the Payment Card Industry and Data Security Standard (the "Standard"). Under the Standard and these association rules and obligations, if information is compromised, we could be liable to payment card issuers for associated expenses and penalties, and in some cases, we could be restricted in our ability to accept payment cards. Under certain circumstances, we are also subject to periodic audits, self-assessments and other assessments of our compliance with the Standard, which could result in additional expenses and administrative burdens. In addition, if we fail to follow payment card industry security standards, even if no consumer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs. Additionally, compliance with the Standard may not prevent all security incidents. If we are fined or required to pay additional processing fees or if our ability to accept payment cards is restricted in any way as a result of our failure to comply with these payment card industry rules, or otherwise, it could adversely impact our business, results of operations and profit margins.
We rely on banks and other payment processors to execute certain components of the payments process. We generally pay these third parties interchange fees and other processing and gateway fees to help us facilitate payments from consumers to travel service providers. As a result, if we are unable to maintain our relationships with these third parties on favorable terms or if these fees are increased for any reason, our profit margin, business and results of operations could be harmed. Additionally, if these third parties experience service disruptions, consumers and travel service providers could have difficulty making or receiving payments, which could adversely impact our reputation, business and results of operation.
In addition, in the event that one of our major travel service providers voluntarily or involuntarily declares bankruptcy, we could experience an increase in chargebacks from customers with travel reservations with such travel service provider. For example, airlines that participate in our services and declare bankruptcy or cease operations may be unable or unwilling to honor tickets sold for their flights. Our policy in such events is to direct customers seeking a refund or exchange to the airline and/or their credit card company, and not to provide a remedy ourselves. However, we have experienced in the past, and could experience in the future, an increase in chargebacks from customers with tickets on airlines that ceased operations, which could adversely impact our results of operations.
Our stock price is highly volatile.
The market price of our common stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	financial or operating results that vary from the expectations of securities analysts and investors or our publicly-disclosed estimates;

•	quarterly variations in our financial or operating results;

•	changes in expectations as to our future financial or operating performance, including estimates by securities analysts and investors or our publicly-disclosed estimates of future performance;

•	worldwide economic conditions in general and in Europe in particular;

•	fluctuations in foreign currency exchange rates, particularly between the U.S. Dollar and the Euro;

•	changes in interest rates;

•	occurrence of a significant security breach;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in our capital structure;

•	changes in market valuations of other internet or online service companies;

•	announcements by us or our competitors of price reductions, promotions, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major travel service provider participant, such as a hotel chain, rental car company or airline, from our services;

•	changes in the status of our intellectual property rights;

•	lack of success in the expansion of our business models geographically;

•	business interruptions, such as may result from natural disasters, health concerns such as the coronavirus or other events;

•	announcements by third parties of significant claims or initiation of litigation proceedings against us or adverse developments in pending proceedings;

•	additions or departures of key personnel; and

•	trading volume fluctuations.

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
The trading prices of internet company stocks in general, including ours, have experienced extreme price and volume fluctuations. To the extent that the public's perception of the prospects of internet or e-commerce companies is negative, our stock price could decline, regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as a recession, interest rate or foreign currency exchange rate fluctuations, political instability (e.g., Brexit), changes in trade policy, trade disputes or a natural disaster, health concerns such as the coronavirus or a terrorist attack affecting a significant market for our business, such as Europe or the United States, could cause our stock price to decline. Negative market conditions could adversely affect our ability to raise additional capital or the value of our stock for purposes of acquiring other companies or businesses.
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

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our results of operations and financial condition, many of which are beyond our control. Further, we may not have access to equity or debt markets or other sources of financing, or such financing may not be available to us on commercially reasonable terms, to repay or refinance our debt as it comes due or, in the case of our convertible notes, upon conversion.
We face risks related to our intellectual property.
We regard our intellectual property as critical to our success, and we rely on domain name, trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees, travel service providers, partners and others to protect our proprietary rights. We have filed various applications for protection of certain aspects of our intellectual property in the United States and other jurisdictions, and we currently hold a number of issued patents in several jurisdictions. Further, in the future we may acquire additional patents or patent portfolios, which could require significant cash expenditures. However, we may choose not to patent or otherwise register some of our intellectual property and instead rely on trade secret or other means of protecting our intellectual property. We have licensed in the past, and may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties, and these licensees may take actions that diminish the value of our proprietary rights or harm our reputation. We also have procured various intellectual property licenses from third parties. In addition, effective intellectual property protection may not be available in every country in which our services are made available online, particularly in certain jurisdictions in which we operate in which theft of intellectual property may be more prevalent. We may be required to expend significant time and resources to prevent infringement or to enforce our intellectual property rights.
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
We maintain an investment portfolio of various holdings, types and maturities. Our portfolio includes marketable debt securities, equity securities of publicly-traded companies, the values of which are subject to market price volatility, and investments in private companies. Our investments in marketable debt securities and preferred stock classified as debt securities for accounting purposes are generally classified as available-for-sale and, consequently, are recorded in our balance sheets at fair value with unrealized gains or losses, net of tax, reported in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. If such investments suffer market price declines, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be other than temporary (see Note 2 to our Consolidated Financial Statements for the accounting change to the other-than-temporary impairment model, effective January 1, 2020). For periods beginning on or after January 1, 2018, changes in the fair value of our investments in publicly-traded equity securities are recognized in net income and these changes have had, and are likely to continue to have, a significant impact on our quarterly net income. Our investments in equity securities (other than those classified as debt securities for accounting purposes) of private companies are primarily measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, with changes in value also recognized in net income (see Note 2 to our Consolidated Financial Statements).
We have invested a significant amount in Trip.com Group convertible notes and ADSs. We have also invested in other Chinese internet companies (i.e., Meituan Dianping ("Meituan") and Didi Chuxing ("Didi")). See Note 5 to our Consolidated Financial Statements for more information regarding our investments in Trip.com Group, Meituan and Didi securities. The value of these securities is subject to the risks associated with Trip.com Group's, Meituan's and Didi's respective businesses, as well as any changes by the Chinese government in foreign investment laws or elevated scrutiny or regulation of foreign investments in Chinese companies. For example, Trip.com Group is a Cayman Islands company operating in China through what is commonly referred to as a variable interest entity, or VIE, structure where it conducts part of its business through contractual relationships with affiliated Chinese entities. Although VIE structures are commonly used by Chinese internet and e-commerce companies, there are substantial uncertainties regarding the interpretation and application of People's Republic of China ("PRC") laws and regulations to VIE structures, and it is possible that the PRC government may view the VIE structure as a violation of PRC law. VIE contractual relationships are not as effective in providing control over the affiliated Chinese companies as direct ownership, and Trip.com Group would have to rely on the PRC legal system to enforce those contracts in the event of a breach by one of these entities. Further, conflicts of interest could arise to the extent Trip.com Group's officers or directors are also shareholders, officers or directors of the affiliated Chinese entities. Any of these risks could materially and adversely affect Trip.com Group's business and therefore the value of our investment in Trip.com Group. Similar VIE-structure considerations and risks apply with respect to our investments in securities of Meituan and Didi, each of which is a Cayman Islands company operating in China through a VIE structure.
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
Our mission is to make it easier for everyone to experience the world. As a result, our strategy involves evaluating and potentially entering complementary businesses in furtherance of that mission. We have invested, and in the future may invest, in new business strategies and acquisitions. For example, we acquired FareHarbor in April 2018 to increase our ability to offer local activities and experiences (such as tours and attractions). We also have acquired, and in the future may acquire, businesses similar to those we already operate in an effort to expand our geographic markets, acquire technology or products or to otherwise improve or grow our business. For example, in July 2017 we acquired the Momondo Group and in November 2018 we acquired HotelsCombined, in each case, among other things, to enhance the global reach of our meta-search services.

Such endeavors may involve significant risks and uncertainties, including diversion of management's attention from current operations, greater than expected liabilities and expenses, inadequate return on capital, new risks with which we are not familiar, legal compliance obligations that previously did not apply to us, integration risks and difficulties and unidentified issues not discovered in our investigations and evaluations of those strategies and acquisitions. As a result, entering new businesses involves risks and costs that could, if realized, have an adverse effect on our business, reputation, results of operations, profit margins, cash flows or financial condition, as well as on our ability to achieve the expected benefits of any such investments or acquisitions.
We may decide to make minority investments, including through joint ventures, in which we have limited or no management or operational control. The controlling person in such a case may have business interests, strategies or goals that are inconsistent with ours, and decisions of the company or venture in which we invested may result in harm to our reputation or business or adversely affect the value of our investment. A substantial portion of our goodwill and intangible assets were acquired in acquisitions. If we determine that any of our goodwill and intangible assets, or any goodwill or intangible assets acquired in future transactions, experiences a decline in value, we may be required to record, as we have in the past, an impairment, which could materially adversely affect our results of operations. Further, we may issue shares of our common stock in these transactions, which could result in dilution to our stockholders.
We may not be able to successfully integrate acquired businesses or combine internal businesses.
The integration of acquired businesses requires significant time and resources, and we may not manage these processes successfully. Further, as our businesses develop and market conditions change, we have integrated businesses that had been managed independently and integrated certain functions across businesses and we may do so in the future. These integrations may be of varying degree, depending on many factors such as business compatibility, strategic goals or geographic location, among others. Integrations are complex, often involve additional or unexpected costs and create a variety of issues and risks, including:

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

We may not successfully integrate companies or achieve the strategic, financial or operating objectives of the acquisition or integration, any of which could adversely affect our business, results of operations or the value of our acquisitions.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease office space facilities for our corporate headquarters in Norwalk, Connecticut, United States of America. We lease additional space, including office space and data center facilities in various locations around the world, to support our operations, the largest being the headquarters of our Booking.com business in Amsterdam, Netherlands. Other than the office building for the future headquarters of Booking.com that is currently under construction in the Netherlands (see the section "Building Construction" within Note 16 to our Consolidated Financial Statements for more details, which is incorporated into this Item 2 by reference thereto), we did not own any real estate at December 31, 2019.

We believe that our existing facilities are adequate to meet our current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further expansion of corporate operations.

Item 3.  Legal Proceedings

A description of any material legal proceedings to which we are a party is included in Note 16 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2019, and is incorporated into this Item 3 by reference thereto.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "BKNG."

Holders

At February 19, 2020, there were approximately 166 stockholders of record of Booking Holdings Inc.'s common stock.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to pay any cash dividends for the foreseeable future.

Performance Measurement Comparison

The following graph shows the total stockholder return through December 31, 2019 of an investment of $100 in cash on December 31, 2014 for our common stock and an investment of $100 in cash on December 31, 2014 for (i) the NASDAQ Composite Index, (ii) the Standard and Poor's 500 Index and (iii) the Research Data Group ("RDG") Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the internet industry, including internet software and service companies and e-commerce companies. Historic stock performance is not necessarily indicative of future stock price performance.  All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month:

Measurement Point December 31	Booking Holdings Inc.	NASDAQ Composite Index	S&P 500 Index	RDG Internet Composite

2014	100.00	100.00	100.00	100.00
2015	111.82	106.96	101.38	128.89
2016	128.58	116.45	113.51	135.45
2017	152.41	150.96	138.29	203.48
2018	151.06	146.67	132.23	197.34
2019	180.12	200.49	173.86	262.03

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended December 31, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2019 —	229,668	(1)	$2,002.76	229,668	$12,418,461,506	(1)
October 31, 2019	210	(2)	$1,944.25	N/A	N/A
	—
November 1, 2019 —	230,653	(1)	$1,898.41	230,653	$11,980,588,388	(1)
November 30, 2019	2,160	(2)	$1,897.45	N/A	N/A

December 1, 2019 —	222,023	(1)	$1,972.69	222,023	$11,542,606,620	(1)
December 31, 2019	241	(2)	$2,022.91	N/A	N/A
Total	684,955		$1,957.53	682,344	$11,542,606,620

(1)	Pursuant to a stock repurchase program announced on May 9, 2019, whereby we are authorized to repurchase up to $15.0 billion of our common stock.

(2)
Pursuant to a general authorization, not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. The table above does not include adjustments in the three months ended December 31, 2019 to previously withheld share amounts (reduction of 13 shares) that reflect changes to the estimates of employee tax withholding obligations.

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from the Consolidated Financial Statements and related Notes of the Company, and should be read in connection with those statements, some of which are included herein.  Selected financial data reflects results of any acquired business from the date of acquisition, including data related to the Momondo Group from its acquisition date of July 24, 2017, FareHarbor from its acquisition date of April 26, 2018 and HotelsCombined from its acquisition date of November 30, 2018. The information set forth below is not necessarily indicative of future results and should be read in conjunction with Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2019(1)	2018(1)	2017	2016	2015
	(In millions, except per share amounts)

Total revenues	$15,066	$14,527	$12,681	$10,743	$9,224
Cost of revenues	N/A	N/A	242	415	646
Gross profit	N/A	N/A	12,439	10,328	8,578
Total operating expenses (2)	9,721	9,186	7,901	7,422	5,319
Operating income (2)	5,345	5,341	4,538	2,906	3,259
Total other income (expense) (3)	613	(506)	(139)	(193)	(131)
Income tax expense (4)	1,093	837	2,058	578	577
Net income (2) (3) (4)	4,865	3,998	2,341	2,135	2,551
Net income applicable to common stockholders per basic common share (2) (3) (4)	112.93	84.26	47.78	43.14	50.09
Net income applicable to common stockholders per diluted common share (2) (3) (4)	111.82	83.26	46.86	42.65	49.45
Total assets (5)	21,402	22,687	25,451	19,839	17,421
Long-term obligations (5) (6)	11,091	10,347	11,403	8,128	7,186
Total liabilities (5)	15,469	13,902	14,187	9,990	8,626
Total stockholders' equity	5,933	8,785	11,261	9,820	8,795

(1)
The financial statements for the years ended December 31, 2019 and 2018 are presented in accordance with the current revenue recognition accounting standard adopted on January 1, 2018. Financial statements for all periods prior to January 1, 2018 are presented under the previous revenue recognition accounting standard. Under the current revenue recognition standard, we no longer present "Cost of revenues" or "Gross profit" in our Consolidated Statements of Operations. Therefore total revenues reported in 2019 and 2018 are comparable to gross profit reported in previous years. See Note 2 to our Consolidated Financial Statements for further information.

(2)
Includes a non-cash charge related to an impairment of OpenTable goodwill of $941 million, which is not tax deductible, for the year ended December 31, 2016. The goodwill impairment charge reduced the 2016 basic and diluted net income per share by $19.01 and $18.79, respectively.

(3)
Includes net unrealized gains on marketable equity securities of $745 million for the year ended December 31, 2019 and net unrealized losses on marketable equity securities of $367 million for the year ended December 31, 2018. The unrealized gains (losses) on marketable equity securities, net of tax, increased the 2019 basic and diluted net income per share by $13.52 and $13.39, respectively, and reduced the 2018 basic and diluted net income per share by $6.50 and $6.42, respectively. Pursuant to the adoption of the accounting update on financial instruments in 2018, for periods beginning after December 31, 2017, changes in fair value of marketable equity securities are recognized in net income rather than "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. See Note 2 to our Consolidated Financial Statements for further information.

(4)
Includes income tax benefits of $17 million and $46 million for the years ended December 31, 2019 and 2018, respectively, to adjust the 2017 provisional tax expense related to a one-time transitional tax on mandatory deemed repatriation of accumulated unremitted international earnings as a result of the U.S. Tax Cuts and Jobs Act (“Tax Act”) enacted in December 2017 (see Note 15 to the Consolidated Financial Statements). The income tax provision for the year ended December 31, 2017 includes a provisional tax expense of $1.6 billion related to the transition tax mentioned above and a provisional net tax benefit of $217 million related to the remeasurement of the Company’s U.S. deferred tax assets and liabilities as a result of the Tax Act, which reduced the 2017 basic and diluted net income per share by $27.47 and $26.94, respectively.

(5)
Includes, as applicable, operating lease assets of $620 million, current operating lease liabilities of $161 million and non-current operating lease liabilities of $462 million that are reported in the Consolidated Balance Sheet at December 31, 2019. Operating lease assets and liabilities are recognized in the balance sheet as a result of the adoption of the current lease standard on January 1, 2019. See Notes 2 and 10 to our Consolidated Financial Statements for further information.

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

Overview

Our mission is to make it easier for everyone to experience the world. We seek to empower people to cut through travel barriers, such as money, time, language and overwhelming options, so they can use our services to easily and confidently get where they want to go, stay where they want to stay, dine where they want to dine, pay how they want to pay and experience what they want to experience. We connect consumers wishing to make travel reservations with providers of travel services around the world through our online platforms. Through one or more of our brands, consumers can: book a broad array of accommodations (including hotels, motels, resorts, homes, apartments, bed and breakfasts, hostels and other properties); make a car rental reservation or arrange for an airport taxi; make a dinner reservation; or book a cruise, flight, vacation package, tour or activity. Consumers can also use our meta-search services to easily compare travel reservation information, such as airline ticket, hotel reservation and rental car reservation information, from hundreds of online travel platforms at once. In addition, we offer various other services to consumers and partners, such as certain travel-related insurance products and restaurant management services to restaurants.

We offer these services through six primary consumer-facing brands: Booking.com, KAYAK, priceline, agoda, Rentalcars.com and OpenTable. While historically our brands operated on a largely independent basis and many of them focused on a particular service (e.g., accommodation reservations) or geography, we are increasing the collaboration, cooperation and interdependency among our brands in our efforts to provide consumers with the best and most comprehensive services. We also seek to maximize the benefits of our scale by sharing resources and technological innovations, co-developing new services and coordinating activities in key markets among our brands. For example, Booking.com, the world’s leading brand for booking online accommodation reservations (based on room nights booked), offers rental car and other ground transportation services, flights, restaurant reservations, tours and activities reservations and other services, many of which are supported by our other brands. Similarly, hotel reservations available through Booking.com are also generally available through agoda and priceline. See Note 2 to the Consolidated Financial Statements - Segment Reporting for information on our operating segments.

Our results include FareHarbor and HotelsCombined since they were acquired in April 2018 and November 2018, respectively. We refer to our company and all of our subsidiaries and brands collectively as "Booking Holdings," the "Company," "we," "our" or "us."

Our business is driven primarily by international results, which consist of the results of Booking.com, agoda and Rentalcars.com and the international businesses of KAYAK and OpenTable. This classification is independent of where the consumer resides, where the consumer is physically located while using our services or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com at a hotel in New York by a consumer in the United States is part of our international results. In 2019, our international business (the substantial majority of which is generated by Booking.com) represented approximately 90% of our consolidated revenues. A significant majority of our revenues, including a significant majority of our international revenues, is earned in connection with facilitating accommodation reservations. See Note 18 to the Consolidated Financial Statements for more geographic information.

We derive substantially all of our revenues from enabling consumers to make travel service reservations. We also earn revenues from credit card processing rebates and customer processing fees, advertising services, restaurant reservations and restaurant management services, and various other services, such as travel-related insurance revenues.

Trends

The recent coronavirus outbreak has had a significant and negative impact on our business during the first quarter of 2020, in particular in China and certain other Asian markets, though concerns about the coronavirus are also negatively impacting travel demand (and therefore our business) generally. In the more affected markets like China, we have seen a significant increase in cancellations and reduction in new bookings, and ADRs have also been negatively affected. The ultimate impact of the outbreak on our business is impossible to predict with certainty, and therefore the full extent to which the coronavirus will impact our business and results of operations is unknown. However, decreased travel demand resulting from the outbreak has had a negative impact, and is likely to have a negative and material impact, on our business, growth and results of operations. For more information, see Part I, Item 1A, Risk Factors - "Declines or disruptions in the travel industry could adversely affect our business and financial performance."

Over the last several years, we have experienced significant growth in our accommodation reservation services. We believe this growth is the result of, among other things, the broader shift of travel purchases from offline to online, the widespread adoption of mobile devices and the growth of travel overall. We also believe this growth is the result of the continued innovation and execution by our teams around the world to increase the number and the variety of accommodations we offer consumers, increase and improve content, build distribution and improve the consumer experience on our online platforms, as well as consistently and effectively marketing our brands through performance and brand marketing efforts. These year-over-year growth rates have generally decelerated. Given the size of our accommodation reservation business and the general slowing growth rate of the online travel market discussed below, we expect that our year-over-year growth rates will generally continue to decelerate, though the rate of deceleration may fluctuate and there may be periods of acceleration from time to time.

We are a global business, and online travel growth rates vary across the world depending on numerous factors, including local and regional economic conditions, individual disposable income, access to the internet and adoption of e-commerce. Online travel growth rates have generally slowed in markets such as North America and Europe where online activity is high and consumers have been engaging in e-commerce transactions for many years, while online travel growth rates remain relatively high in markets such as Asia-Pacific where incomes are rising more quickly and the increased availability and use of mobile devices has accelerated the growth of internet usage and travel e-commerce transactions. Over the long-term, we expect online travel growth rates to slow as markets continue to mature. However, we believe that the opportunity to continue to grow our business exists for the markets in which we operate, including in both mature and fast-growing markets. Further, we believe that this opportunity for growth exists because we feel we provide significant value to travel service providers, regardless of size or geography, due to our global reach and online marketing expertise. For example, we believe that accommodation providers of all sizes, from large hotel chains to small, independent hotels and alternative accommodations such as homes and apartments, benefit from using our services, which enable them to reach a broader audience of potential customers.

Our growth has primarily been generated by the worldwide accommodation reservation business of Booking.com, which is our most significant brand, and has been due, in part, to the availability of a large number of properties through Booking.com. Booking.com included approximately 2,580,000 properties on its website at December 31, 2019, consisting of approximately 460,000 hotels, motels and resorts and approximately 2,120,000 homes, apartments and other unique places to stay, compared to approximately 2,180,000 properties (including approximately 436,000 hotels, motels and resorts and approximately 1,744,000 homes, apartments, and other unique places to stay) at December 31, 2018. Booking.com categorizes properties listed on its website as either (a) hotels, motels and resorts, which groups together more traditional accommodation types (including hostels and inns), or (b) homes, apartments and other unique places to stay, also referred to as alternative accommodations, which encompasses all other types of accommodations, including bed and breakfasts, villas, apart-hotels and beyond.

We intend to continue to improve the accommodation choices available for reservation on our platforms, however the growth rate of our accommodations may vary in part as a result of removing accommodations from our platforms from time to time. Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because alternative accommodations are often either a single unit or a small collection of independent units, these properties generally represent more limited booking opportunities than hotels, motels and resorts, which generally have more units to rent per property. Further, alternative accommodations in general may be subject to increased seasonality due to local tourism seasons or other factors or may not be available at peak times due to use by the property owners. We may also experience lower profit margins with respect to these properties due to certain additional costs, such as increased customer service costs, related to offering these accommodations on our platforms. As our alternative accommodation business has grown, these different characteristics have negatively impacted our profit margins and we expect this trend to continue.

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

We are constantly innovating to grow our business by, among other things, providing a best-in-class user experience with intuitive, easy-to-use online platforms (i.e., websites and mobile apps) to ensure that we are meeting the needs of online consumers while aiming to exceed their expectations. As part of these ongoing efforts, we have a long-term strategy to build a more integrated offering of multiple elements of travel, which we refer to as the "Connected Trip." Although we expect our efforts to build the Connected Trip may increase revenue growth over time, we may see a negative impact on our operating margins in the near term as we incur the expenses associated with these investments. Further, to the extent our non-accommodation services grow faster than our accommodation services, whether as part of the Connected Trip or otherwise, our operating margins may be negatively affected if we experience an increasing mix of revenues from lower-margin services.

As part of our strategy to provide more payment options to consumers and travel service providers, increase the number and variety of accommodations available on Booking.com and enable the growth of our in-destination activities businesses, Booking.com is increasingly processing transactions on a merchant basis, where it facilitates payments from travelers for the services provided. This allows Booking.com to process transactions for travel service providers and to increase its ability to offer secure and flexible transaction terms to consumers, such as the form and timing of payment. We believe that adding these types of service offerings will benefit consumers and travel service providers, as well as our gross bookings, room night and earnings growth rates. However, this results in additional expenses for personnel, payment processing, customer chargebacks (including those related to fraud) and other expenses related to these transactions, which are recorded in "Personnel" and "Sales and other expenses" in our Consolidated Statements of Operations, as well as associated incremental revenues in the form of credit card rebates, for example, which are recorded in "Merchant revenues." As this business continues to grow, we expect these expenses to continue to increase, which would negatively impact our operating margins despite increases in associated incremental revenues. Components of revenues and expenses related to our merchant business may be recognized in different periods. These timing factors could impact our operating margins as well as the relationship between our gross bookings and revenues in a particular period, especially as our merchant business increases as a percentage of our overall business.

We compete globally with both online and traditional providers of travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, constantly evolving and subject to rapid change, and current and new competitors can launch new services at relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have significantly more customers or users, consumer data and financial and other resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market and has grown rapidly in this area, including by offering a flight meta-search product (Google Flights), a hotel meta-search product (Google Hotel Ads), a vacation rental meta-search product, its "Book on Google" reservation functionality and integrating its hotel and restaurant meta-search products into its Google Maps app, as well as Google Travel, a planning tool which aggregates its flight, hotel and packages products in one website. Our markets are also subject to rapidly changing conditions, including technological developments, consumer behavior changes, regulatory changes and travel service provider consolidation. We expect these trends to continue. For example, we have experienced a significant shift of both direct and indirect business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. In addition, the revenue earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay, have lower accommodation average daily rates ("ADRs") and are not made as far in advance. For more detail regarding the competitive trends and risks we face, see Part I, Item 1, Business - "Competition," Part I, Item 1A, Risk Factors - "Intense competition could reduce our market share and harm our financial performance." and "Consumer adoption and use of mobile devices creates challenges and may enable device companies such as Google and Apple to compete directly with us." and "We may not be able to keep up with rapid technological or other market changes."
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

We have observed a trend of declining constant-currency accommodation ADRs, which we expect to continue, though the rate of decline may fluctuate and there may be periods of stable or increasing ADRs. We believe the trend of declining ADRs is partially driven by the negative impact of the changing geographical mix of our business (e.g., lower ADR regions like Asia-Pacific are generally growing faster than higher ADR regions like Western Europe) as well as pricing pressures within local markets from time to time resulting from competitive conditions, weakening economic conditions or changes in travel patterns. These declining ADR trends have resulted in and may continue to result in our gross bookings growing at a lower rate of growth than our accommodation room nights.

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Historically our performance marketing expenses have increased significantly, however, more recently, we have experienced more moderate growth rates, a trend we expect to continue. Our performance marketing expense is primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our websites. More recently, growth of some of these channels has slowed. Performance marketing expenses were $4.4 billion, $4.4 billion and $4.2 billion for the years ended December 31, 2019, 2018 and 2017, respectively. We also invested $548 million, $509 million and $435 million in brand marketing for the years ended December 31, 2019, 2018 and 2017, respectively, primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook), online display advertising and other brand marketing. We intend to continue a strategy of promoting brand awareness through both online and offline marketing efforts, including by expanding brand campaigns into additional markets, which we expect will increase our brand marketing expenses over time. We have observed increased brand marketing by other OTCs, meta-search services and travel service providers, which may make our brand marketing efforts more expensive and less effective.

Performance marketing efficiency, expressed as performance marketing expense as a percentage of total revenues, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign currency exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our platforms for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs per click and reduce our performance marketing efficiency. Changes by Google or any of our other search or meta-search partners in how it presents travel search results, including, if applicable, by placing its own offerings at or near the top of search results, or the manner in which it conducts the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites.

We have observed a long-term trend of decreasing performance marketing returns on investment ("ROIs"). More recently, we have observed periods of stable or increasing ROIs, however, it is uncertain whether this trend will continue or if ROIs will return to the prior trend of declining over time. We may from time to time, as we did beginning in the third quarter of 2017 through the fourth quarter of 2018, pursue a strategy of improving our performance marketing ROIs, which could negatively impact growth and positively impact performance marketing efficiency and profitability. When evaluating our performance marketing spend, we consider several factors for each channel, such as the customer experience on the advertising platform, the incrementality of the traffic we receive and the anticipated repeat rate from a particular platform, as well as other factors. The amount of business we obtain through each performance marketing channel is impacted by numerous factors, including bidding decisions by us and our competitors (including decisions to optimize performance marketing ROIs) and the marketing efforts and success of those channels to attract consumers and generate demand. See Part I, Item 1A, Risk Factors - "We rely on performance and brand marketing channels to generate a significant amount of traffic to our platforms and grow our business." and "Our business could be negatively affected by changes in online search and meta-search algorithms and dynamics or traffic-generating arrangements."

In recent years, we experienced significant increases in our cancellation rates, which negatively affected our marketing efficiency and results of operations. Beginning in the third quarter of 2018, our cancellation rates have generally decreased, which has benefited our marketing efficiency and results of operations. We believe that many factors influence cancellation rates, and it is uncertain whether future cancellation rates will continue to decrease, stabilize or return to their prior trend of generally increasing over time.

Perceived or actual adverse economic conditions, including slow, slowing or negative economic growth, high or rising unemployment rates, inflation and weakening currencies, and concerns over government responses such as higher taxes or tariffs and reduced government spending, could impair consumer spending and adversely affect travel demand. Further, political uncertainty, conditions or events, such as the United Kingdom's decision to leave the European Union ("Brexit"), including uncertainty in the implementation of Brexit and other political concerns can also negatively affect consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates, increased cancellation rates and weaker trends in ADRs across many regions of the world, particularly in those countries that appear to be most affected by economic and political uncertainties, which we believe are due at least in part to these macro-economic conditions and concerns. For more detail, see Part I, Item 1A, Risk Factors - "Declines or disruptions in the travel industry could adversely affect our business and financial performance."
These and other macro-economic uncertainties, such as geopolitical tensions and differing central bank monetary policies, have led to significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling and other currencies. Significant fluctuations in foreign currency exchange rates, stock markets and oil prices can also impact consumer travel behavior.
As noted earlier, our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. As a result, both the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars are affected by foreign currency exchange rate changes. Our foreign-currency-denominated gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars are lower for the year ended December 31, 2019 than they would have been had foreign currency exchange rates remained where they were for the year ended December 31, 2018.  For example, total revenues from our international operations grew 4.1% for the year ended December 31, 2019 as compared to the year ended December 31, 2018, but, without the impact of changes in foreign currency exchange rates, grew year-over-year on a constant-currency basis by approximately 8%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. Historically, the aggregate principal value of our Euro-denominated long-term debt, and accrued interest thereon, provided a hedge against the impact of foreign currency exchange rate fluctuations on the net assets of one of our Euro functional currency subsidiaries. Beginning in the second quarter of 2019, we have only designated certain portions of the aggregate principal value of our Euro-denominated debt as a hedge, and as a result we have recognized foreign currency transaction gains or losses. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Foreign currency transactions and other" in the Consolidated Statement of Operations (see Note 12 to our Consolidated Financial Statements). For more information, see Part I, Item 1A, Risk Factors - "We are exposed to fluctuations in foreign currency exchange rates."
We generally enter into derivative instruments to minimize the impact of short-term foreign currency exchange rate fluctuations on the translation of our consolidated operating results into U.S. Dollars. However, such derivative instruments are short-term in nature and not designed to hedge against currency fluctuations that could impact growth rates for our gross bookings or revenues (see Note 6 to our Consolidated Financial Statements for additional information on our derivative contracts).

Many taxing authorities are increasingly focused on ways to increase tax revenues and have targeted large multinational technology companies in these efforts.  As a result, many countries have implemented or are considering adoption of a digital services tax that imposes a tax on revenue earned from digital advertisements and the use of online platforms, even when there is no physical presence in the jurisdiction.  Currently rates for this tax range from 2% to 7.5% of revenue deemed generated in the jurisdiction. The digital services taxes currently in effect have negatively impacted our results of operations and if many other countries pass similar legislation, the collective impact of all of these measures could have a materially adverse impact on our results of operations and cash flows. For more information, see Note 16 to our Consolidated Financial Statements and Part I, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities."

Many national governments have conducted or are conducting investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. Some countries have adopted or proposed legislation that could also affect business practices within the online travel industry. For example, France, Italy, Belgium and Austria have passed legislation prohibiting parity contract clauses in their entirety. Also, a number of governments are investigating or conducting information-gathering exercises with respect to compliance by OTCs with consumer protection laws, including practices related to the display of search results and search ranking algorithms, claims regarding discounts, disclosure of charges and availability, and similar messaging. For more information on these investigations and their potential effects on our business, see Note 16 to our Consolidated Financial Statements and Part I, Item 1A, Risk Factors - "Our business is subject to various competition, anti-trust, consumer protection and online commerce laws, rules and regulations around the world, and as the size of our business grows, scrutiny of our business by legislators and regulators in these areas may intensify." In addition to the price parity and consumer protection investigations, from time to time national competition authorities, other governmental agencies, trade associations and private parties take legal actions, including commencing legal proceedings, that may affect our operations.  In general, increased regulatory focus on online businesses, including online travel businesses like ours, could result in increased compliance costs or otherwise adversely affect our business.

Seasonality

The majority of our gross bookings are generated in the first half of the year, as consumers plan and reserve their spring and summer vacations in Europe and North America. However, we generally recognize revenue from these bookings when the travel begins (at "check-in"), which can be in a quarter other than when the associated reservations are booked. In contrast, we expense the substantial majority of our marketing activities as the expense is incurred, which, in the case of performance marketing in particular, is typically in the quarter in which associated reservations are booked. As a result of this potential timing difference between when we record marketing expense and when we recognize associated revenue, we experience our highest levels of profitability in the third quarter of the year, which is when we experience the highest levels of accommodation check-ins for the year for our European and North American businesses. The first quarter of the year is typically our lowest level of profitability and may experience additional volatility in earnings growth rates due to these seasonal timing factors. For our Asia-Pacific business, we experience the highest level of accommodation check-ins in the fourth quarter. As the relative growth rates for our businesses fluctuate, the quarterly distribution of our operating results may vary.

For several years, we experienced an expansion of the booking window (the average time between the making of a travel reservation and the travel), which impacts the relationship between our gross bookings (recognized at the time of booking) and our revenues (recognized at the time of check-in).  However, we saw a contraction of the booking window throughout 2018 and 2019. Future changes in the length of the booking window will affect the degree to which our gross bookings and revenues occur in the same period and, as a result, whether our gross bookings growth rates and revenue growth rates converge or diverge.

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

Other Factors

We believe that our future success depends in large part on our ability to continue to profitably grow our brands worldwide, and, over time, to offer other travel and travel-related services. Factors beyond our control, such as oil prices, stock market volatility, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, fires, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as coronaviruses, Ebola and Zika, political instability, changes in economic conditions, wars and regional hostilities, imposition of taxes, tariffs or surcharges by regulatory authorities, changes in trade policies or trade disputes, changes in immigration policies or travel-related accidents or increased focus on the environmental impact of travel, can disrupt travel, limit the ability or willingness of travelers to visit certain locations or otherwise result in declines in travel demand. These kinds of events have negatively affected our business and results of operations in the past and may do so again in the future. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services and our relationships with travel service providers and other partners, any of which can adversely affect our business and results of operations. See Part I, Item 1A, Risk Factors - "Declines or disruptions in the travel industry could adversely affect our business and financial performance."

We intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve long-term operating results, even if those expenditures create pressure on operating margins. We have experienced pressure on operating margins as we invest in initiatives to drive future growth. We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, acquisitions. As the overall size of our business has grown, the competitive pressure to innovate will encompass a wider range of services and technologies, including services and technologies that may be outside of our historical core business, and our ability to keep pace may slow. Potential competitors, such as emerging start-ups, may be able to innovate and focus on developing a particularly new product or service faster than we can or may foresee consumer need for new services or technologies before us. Some of our larger competitors or potential competitors have more resources or more established or diversified relationships with consumers than we do, and they could use these advantages in ways that could affect our competitive position, including by making acquisitions, entering or investing in travel reservation businesses, investing in research and development, and competing aggressively for highly-skilled employees. For example, because consumers often utilize other online services more frequently than online travel services, a competitor or potential competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost-effectively acquire customers for its online travel services than we can. Our goal is to grow revenue and achieve healthy operating margins in an effort to maintain profitability. The uncertain and highly competitive environment in which we operate makes the prediction of future results of operations difficult, and accordingly, we may not be able to sustain revenue growth and profitability.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Our significant accounting policies and estimates are more fully described in Note 2 to our Consolidated Financial Statements. Certain of our accounting estimates are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. We evaluate our estimates on an ongoing basis. Estimates are based on, among other things, historical experience, terms of existing contracts, our observance of trends in the travel industry and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies that involve significant estimates and judgments of management include the following:

•
Valuation of Goodwill and Other Long-Lived Assets. The application of the acquisition accounting for business combinations requires the use of significant estimates and assumptions to determine the fair value of the assets acquired and liabilities assumed. Our estimates of the fair value are based upon assumptions that we believe are reasonable. When we deem appropriate, we utilize assistance from a third-party valuation firm. The consideration transferred is allocated to the assets acquired and liabilities assumed based on their respective fair values at the acquisition date. The excess of the consideration transferred over the net of the amounts allocated to the identifiable assets acquired and liabilities assumed is recognized as goodwill. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date.

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. A substantial portion of our intangible assets and goodwill relates to the acquisitions of OpenTable and KAYAK. At September 30, 2019, we performed our annual goodwill impairment testing and concluded that there was no impairment of goodwill and that the fair values of our reporting units substantially exceeded their respective carrying values at September 30, 2019. Since the annual impairment test, there have been no events or changes in circumstances to indicate a potential impairment to our goodwill.

We review long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The assessment of possible impairment is based upon our ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related asset group. We did not identify any impairment indicators for our long-lived assets at December 31, 2019.

•
Income Taxes. We determine our tax expense based on our income and statutory tax rates applicable in the various jurisdictions in which we operate. Due to the complex nature of tax legislation and frequent changes with such associated legislation, significant judgment is required in computing our tax expense and determining our tax positions. In December 2017, the U.S. government enacted the U.S. Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act made significant changes to U.S. federal tax law, including a reduction in the U.S. federal statutory tax rate from 35% to 21%, effective January 1, 2018. The Tax Act imposed a one-time deemed repatriation tax on accumulated unremitted international earnings, to be paid over eight years.

The Tax Act also introduced in 2018 a tax on 50% of global intangible low-taxed income ("GILTI"), which is income determined to be in excess of a specified routine rate of return, and a base erosion and anti-abuse tax ("BEAT") aimed at preventing the erosion of the U.S. tax base. We have adopted an accounting policy to treat taxes on GILTI as period costs.

In December 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued by the Securities and Exchange Commission to address the application of U.S. GAAP in situations when the registrant does not have all the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, to the extent a registrant can reasonably estimate the effects of the Tax Act, a provisional tax amount can be recorded, but must have been finalized prior to December 22, 2018. In 2018, we completed our accounting for the income tax effects of the Tax Act based on technical guidance issued by U.S. federal and state tax authorities available at that time, which resulted in an income tax benefit of $48 million. In 2019, as a result of additional technical guidance issued by U.S. federal and state tax authorities, we recorded an additional income tax benefit of $17 million to adjust our income tax expense relating to the U.S federal one-time deemed repatriation liability, as well as U.S state income taxes associated with the mandatory deemed repatriation.

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

We are subject to ongoing tax examinations and assessments in various jurisdictions. To date, we have been audited in several taxing jurisdictions with no significant impact on our results of operations. Although we believe that our tax filing positions comply with applicable laws, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. Accordingly, we may incur additional tax expense based upon our assessment of the more-likely-than-not outcomes or we may adjust previously recorded tax expense to reflect examination results. See Note 16 to our Consolidated Financial Statements for further information.

Recent Accounting Pronouncements - See Note 2 to our Consolidated Financial Statements for details, which is incorporated into this Item 7 by reference thereto.

Results of Operations

Year Ended December 31, 2019 compared to Year Ended December 31, 2018

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

Accommodation room nights, rental car days and airline tickets reserved through our services for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	(in millions)
	2019	2018	Increase
Room nights	845	760	11.2%
Rental car days	77	73	4.6%
Airline tickets	7	7	3.7%

Accommodation room night reservations increased by 11.2% for the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to our investments in marketing channels, providing a continuously improving consumer experience and improving the accommodation choices we offer consumers, as well as the overall growth in the travel industry and the ongoing shift from offline to online for travel bookings. The increase for the year ended December 31, 2019, compared to the year ended December 31, 2018 was also positively impacted by a decrease in cancellation rates.

Rental car day reservations increased by 4.6% for the year ended December 31, 2019, compared to the year ended December 31, 2018, due primarily to an increase in rental car day reservations at Rentalcars.com as a result of the integration with Booking.com.

Airline ticket reservations increased by 3.7% for the year ended December 31, 2019, compared to the year ended December 31, 2018, due to the growth of priceline's vacation packages product.

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the years ended December 31, 2019 and 2018 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	(in millions)
	2019	2018	Increase (decrease)
Agency	$70,651	$73,919	(4.4)%
Merchant	25,791	18,812	37.1%
Total	$96,443	$92,731	4.0%

Gross bookings increased by 4.0% for the year ended December 31, 2019, compared to the year ended December 31, 2018 (growth on a constant-currency basis was approximately 8%), almost entirely due to growth of 11.2% in accommodation room night reservations, partially offset by the negative impact of foreign currency exchange rate fluctuations and a 2% decrease in accommodation ADRs on a constant-currency basis for the year ended December 31, 2019, compared to the year ended December 31, 2018. We believe that unit growth rates and growth in total gross bookings on a constant-currency basis, which excludes the impact of foreign currency exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

Agency gross bookings are derived from travel-related transactions where we do not facilitate payments from travelers for the travel services provided. Agency gross bookings decreased by 4.4% for the year ended December 31, 2019, compared to the year ended December 31, 2018, almost entirely due to a decrease in gross bookings from agency accommodation room night reservations at Booking.com, primarily resulting from the growth of its merchant accommodation reservation services, as well as the aforementioned negative impact of foreign currency exchange rate fluctuations.

Merchant gross bookings are derived from services where we facilitate payments from travelers for the travel services provided. Merchant gross bookings increased by 37.1% for the year ended December 31, 2019, compared to the year ended December 31, 2018, almost entirely due to growth in gross bookings from our merchant accommodation reservation services at Booking.com and agoda, partially offset by the aforementioned negative impact of foreign currency exchange rate fluctuations. Booking.com has been expanding its merchant accommodation reservation services to, among other reasons, provide more payment options to consumers and travel service providers, increase the number and variety of accommodations available on Booking.com and enable the growth of its in-destination activities businesses.

Revenues

Online travel reservation services

Substantially all of our revenues are generated by providing online travel reservation services, which facilitate online travel purchases between travel service providers and travelers.

Revenues from online travel reservation services are classified into two categories:

•
Agency. Agency revenues are derived from travel-related transactions where we do not facilitate payments from travelers for the services provided. Agency revenues consist almost entirely of travel reservation commissions. Substantially all of our agency revenue is from Booking.com agency accommodation reservations.

•
Merchant. Merchant revenues are derived from travel-related transactions where we facilitate payments from travelers for the services provided, generally at the time of booking. Merchant revenues include (1) travel reservation commissions and transaction net revenues (i.e., the amount charged to travelers less the amount owed to travel service providers) in connection with our merchant reservation services; (2) credit card processing rebates and customer processing fees; and (3) ancillary fees, including travel-related insurance revenues and certain global distribution system ("GDS") reservation booking fees. Substantially all merchant revenues are derived from transactions where travelers book accommodation reservations or rental car reservations.

Advertising and other revenues

Advertising and other revenues are derived primarily from (1) revenues earned by KAYAK for (a) sending referrals to OTCs and travel service providers and (b) advertising placements on its platforms; and (2) revenues earned by OpenTable for (a) restaurant reservation services (fees paid by restaurants for diners seated through OpenTable's online reservation service) and (b) subscription fees for restaurant management services.

	Year Ended December 31,
	(in millions)
	2019	2018	Increase (decrease)
Agency revenues	$10,117	$10,480	(3.5)%
Merchant revenues	3,830	2,987	28.2%
Advertising and other revenues	1,119	1,060	5.6%
Total revenues	$15,066	$14,527	3.7%

Total revenues for the year ended December 31, 2019, as compared to the year ended December 31, 2018, respectively, increased by 3.7% (growth on a constant-currency basis was approximately 7%). Substantially all of the year-over-year increase was related to revenues from our accommodation reservation services.

Agency revenues decreased by 3.5% for the year ended December 31, 2019, compared to the year ended December 31, 2018, almost entirely due to decreased gross bookings from agency accommodation room night reservations at Booking.com, primarily resulting from the growth of its merchant accommodation reservation services.

Merchant revenues increased by 28.2% for the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to the increases in merchant accommodation reservation services.

Advertising and other revenues increased by 5.6% for the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to the inclusion of $67 million in revenue related to HotelsCombined for the year ended December 31, 2019, compared to $4 million in revenue related to HotelsCombined since its acquisition in November 2018 for the year ended December 31, 2018.

Total revenues as a percentage of gross bookings was 15.6% for the year ended December 31, 2019 as compared to 15.7% for the year ended December 31, 2018.

Our international businesses accounted for approximately $13.5 billion of our total revenues for the year ended December 31, 2019, compared to $13.0 billion for the year ended December 31, 2018. Total revenues attributable to our international businesses for the year ended December 31, 2019 increased by 4.1%, compared to the year ended December 31, 2018 (growth on a constant-currency basis was approximately 8%). Total revenues attributable to our U.S. businesses were relatively flat for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Operating Expenses

Marketing

	Year Ended December 31,
	(in millions)
	2019	2018	Increase (decrease)
Performance marketing	$4,419	$4,447	(0.6)%
% of Total revenues	29.3%	30.6%
Brand marketing	$548	$509	7.5%
% of Total revenues	3.6%	3.5%

We rely on performance marketing channels to generate a significant amount of traffic to our websites. Performance marketing expenses consist primarily of the costs of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) other performance-based marketing and incentives. For the year ended December 31, 2019, our performance marketing expense growth rate was reduced by foreign currency exchange rate fluctuations and slowing growth in performance marketing channels. We adjust our performance marketing spend based on our growth and profitability objectives and the expected ROIs in our performance marketing channels. Performance marketing expense as a percentage of total revenues decreased for the year ended December 31, 2019, compared to the year ended December 31, 2018, due to changes in the share of traffic by channel, primarily related to an increase in the share of direct traffic, and increased performance marketing ROIs.

Brand marketing expenses consist primarily of television advertising and online video and display advertising (including the airing of our television advertising online), as well as other marketing spend such as public relations and sponsorships. For the year ended December 31, 2019, brand marketing expenses increased by 7.5% compared to the year ended December 31, 2018, primarily due to increased brand marketing expenses at Booking.com in the first half of 2019 in order to increase brand awareness and grow the number of customers that come directly to the Booking.com platforms.

Sales and Other Expenses

	Year Ended December 31,
	(in millions)
	2019	2018	Increase
Sales and other expenses	$955	$830	15.1%
% of Total revenues	6.3%	5.7%

Sales and other expenses consist primarily of: (1) credit card and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) customer chargeback provisions and fraud prevention expenses associated with merchant transactions; (4) customer relations costs; and (5) provisions for bad debt, primarily related to agency accommodation commission receivables. For the year ended December 31, 2019, sales and other expenses, which are substantially variable in nature, increased compared to the year ended December 31, 2018 due primarily to increases in our merchant transaction volumes, partially offset by lower chargeback expense and lower bad debt provisions.

Personnel

	Year Ended December 31,
	(in millions)
	2019	2018	Increase
Personnel	$2,248	$2,042	10.0%
% of Total revenues	14.9%	14.1%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes, and employee health and other benefits. Personnel expenses increased during the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to an increase in aggregate salaries of $132 million related to headcount growth to support our businesses, partially offset by lower bonus expenses. The increase in personnel expenses was also due to an accrual of $61 million recorded in 2019 to correct an immaterial error related to the nonpayment in prior periods of a wage-related tax under Netherlands' law on compensation paid to certain highly-compensated former employees in the year of their separation from employment with Booking.com. Stock-based compensation expense was $308 million for the year ended December 31, 2019, compared to $317 million for the year ended December 31, 2018. Headcount increased, primarily at agoda and Booking.com, in the areas of customer service and information technology to support transaction growth and various business initiatives, such as alternative accommodations, marketing, payments and in-destination experiences.

General and Administrative

	Year Ended December 31,
	(in millions)
	2019	2018	Increase
General and administrative	$797	$699	14.2%
% of Total revenues	5.3%	4.8%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) personnel-related expenses such as travel, relocation, recruiting and training expenses; (3) fees for outside professionals, including litigation expenses; and (4) indirect taxes such as travel transaction taxes and digital services taxes. General and administrative expenses increased during the year ended December 31, 2019, compared to the year ended December 31, 2018, due to increased professional fees, increased indirect taxes including $36 million related to French digital service taxes, higher occupancy and office expenses and personnel-related expenses associated with increased headcount and outside consultants to support the expansion of our international businesses.

Information Technology

	Year Ended December 31,
	(in millions)
	2019	2018	Increase
Information technology	$285	$233	22.3%
% of Total revenues	1.9%	1.6%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) outsourced data center and cloud computing costs; (3) payments to contractors; and (4) data communications and other expenses associated with operating our services. Information technology expenses increased during the year ended December 31, 2019, compared to the year ended December 31, 2018, due to increased outsourced data center and cloud computing costs to support the growth in our businesses, software fees and payments to contractors.

Depreciation and Amortization

	Year Ended December 31,
	(in millions)
	2019	2018	Increase
Depreciation and amortization	$469	$426	10.0%
% of Total revenues	3.1%	2.9%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation of computer equipment; (3) amortization of internally-developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. Depreciation and amortization expenses increased during the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily as a result of increases of $22 million in data center equipment depreciation expenses and $18 million of internally-developed software amortization expenses due to higher capital expenditures and capitalized software development costs to support growth and geographic expansion.

Other Income (Expense)

	Year Ended December 31,
	(in millions)
	2019	2018	Increase (decrease)
Interest income	$152	$187	(18.5)%
Interest expense	(266)	(269)	(1.2)%
Net unrealized gains (losses) on marketable equity securities	745	(367)	302.7%
Foreign currency transactions and other	(18)	(57)	(68.2)%
Total	$613	$(506)	221.2%

Interest income decreased for the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to lower average invested balances of marketable securities and lower yields as well as increased usage of investments classified as cash equivalents.

Net unrealized gains (losses) on marketable equity securities for the year ended December 31, 2019 and December 31, 2018 principally related to our equity investments in Trip.com Group and Meituan Dianping (see Note 5 to our Consolidated Financial Statements for further information).

Foreign currency transactions and other includes foreign currency gains or losses on derivative contracts, foreign currency transaction gains or losses, including costs related to foreign currency transactions, and net realized gains or losses on investments and other income or expense. Foreign currency transactions and other includes foreign currency losses on derivative contracts of $19 million and $44 million and foreign currency transaction losses of $13 million and $9 million for the years ended December 31, 2019 and 2018, respectively. In addition, foreign currency transactions and other includes a net realized gain of $11 million for the year ended December 31, 2019 from sales of investments in debt securities.

Income Taxes

	Year Ended December 31,
	(in millions)
	2019	2018	Increase
Income tax expense	$1,093	$837	30.6%
% of Earnings before income taxes	18.3%	17.3%

Our 2019 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below), partially offset by the effect of higher international tax rates and U.S. federal and state tax associated with our current year international earnings, resulting from the enactment of the Tax Act, as well as certain non-deductible expenses. Our 2018 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax and the $46 million benefit resulting from the adjustment to our 2017 provisional income tax expense due to our completion of the accounting for the income tax effects of the Tax Act, partially offset by the effect of higher international tax rates and U.S. federal and state tax associated with our 2018 international earnings, resulting from the enactment of the Tax Act, as well as certain non-deductible expenses.

Our effective tax rate was higher for the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily as a result of (1) higher U.S. gains from equity securities that contributed to a lower international jurisdictional earnings mix, which lessened the impact of the benefit of the Netherlands Innovation Box Tax, and (2) the effect of the higher tax benefit recorded during the year ended December 31, 2018 to adjust our 2017 provisional income tax expense related to the Tax Act. These increases in our effective tax rate were partially offset by higher U.S. federal tax credits, lower U.S. federal and state tax associated with our current year international earnings, and certain lower non-deductible expenses.

A portion of Booking.com's earnings during the years ended December 31, 2019 and 2018 qualified for Innovation Box Tax treatment under Dutch tax law, which had a significant beneficial impact on our effective tax rates for those periods. In 2019, the Dutch government approved a reduction in its corporate income tax rate from 25% to 21.7%, effective in 2021. Furthermore, the Dutch government has proposed an increase in the Innovation Box Tax rate from 7% to 9%, which, if enacted, could be effective beginning in 2021. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not innovative or for any other reason, would substantially increase our effective tax rate and adversely impact our results of operations and cash flows. See Part I, Item 1A, Risk Factors - "We may not be able to maintain our 'Innovation Box Tax' benefit."

Results of Operations

Year Ended December 31, 2018 compared to Year Ended December 31, 2017

For a comparison of our results of operations for the fiscal years ended December 31, 2018 and 2017, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 27, 2019.

Liquidity and Capital Resources

At December 31, 2019, we had $11.8 billion in cash, cash equivalents and short-term and long-term investments, of which approximately $4.7 billion is held by our international subsidiaries and is denominated primarily in U.S. Dollars, Euros and, to a lesser extent, British Pounds Sterling and other currencies. Cash equivalents and short-term and long-term investments are principally comprised of U.S. and international corporate bonds, U.S. and international government securities, money market funds, time deposits and certificates of deposit, convertible debt securities and American Depositary Shares ("ADSs") of Trip.com Group, Meituan Dianping equity securities and our investments in private companies. In August 2019, $500 million of Trip.com Group convertible notes were repaid on maturity. See Notes 5 and 6 to our Consolidated Financial Statements for further information.

In the first quarter of 2020 and 2019, we made prepayments of $717 million and $774 million, respectively, which represent a portion of our Dutch income tax liability, to earn prepayment discounts.

At December 31, 2019, we had a remaining transition tax liability of $1.1 billion as a result of the Tax Act, which included $1.0 billion reported as "Long-term U.S. transition tax liability" and $53 million included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet. This liability will be paid over the next seven years. Generally, in accordance with the Tax Act, future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by us. See Note 15 to our Consolidated Financial Statements for further information.

In August 2019, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. The revolving credit facility provides for the issuance of up to $80 million of letters of credit as well as borrowings of up to $100 million on same-day notice, referred to as swingline loans. The proceeds of loans made under the facility can be used for working capital and general corporate purposes, including acquisitions, share repurchases and debt repayments. At December 31, 2019, there were no borrowings outstanding and $5 million of letters of credit issued under the facility. Upon entering into the new revolving credit facility in August 2019, we terminated the $2.0 billion five-year revolving credit facility entered into in June 2015. We made several short-term borrowings under this prior revolving credit facility in the first half of 2019 totaling $400 million, all of which were repaid prior to June 30, 2019. See Note 12 to our Consolidated Financial Statements for further information.

Our Convertible Senior Notes due June 2020 (the "2020 Notes") are reported as current liabilities in the Consolidated Balance Sheet at December 31, 2019. The holders will have the right to convert all or any portion of the 2020 Notes starting on March 15, 2020 regardless of our stock price (see Note 12 to the Consolidated Financial Statements).

During the year ended December 31, 2019, we repurchased 4,444,944 shares of our common stock for an aggregate cost of $8.2 billion. At December 31, 2019, we had a remaining aggregate amount of $11.5 billion authorized by our Board of Directors to repurchase our common stock. We have continued to make repurchases of our common stock in the first quarter of 2020 and may continue to make additional repurchases of our common stock from time to time, depending on prevailing market conditions, alternate uses of capital and other factors.

In September 2016, we signed a turnkey agreement to construct an office building for Booking.com’s future headquarters in the Netherlands for 270 million Euros. Upon signing this agreement, we paid 43 million Euros for the acquired land-use rights. In addition, since signing the turnkey agreement we have made several progress payments principally related to the construction of the building. At December 31, 2019, we have a remaining obligation of 109 million Euros ($123 million) related to the building construction, which will be paid through mid-2022, when we anticipate construction will be complete. In addition to the turnkey agreement, we have a remaining obligation at December 31, 2019 to pay 71 million Euros ($80 million) over the remaining term of the acquired land lease. We will also make additional capital expenditures to fit out and furnish the office space. See Note 16 to our Consolidated Financial Statements.

Cash Flow Analysis

Net cash provided by operating activities decreased by $473 million, for the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to the payment of $403 million in 2019 to French tax authorities to preserve our right in order to contest certain tax assessments in court (see Note 16 to our Consolidated Financial Statements).

Net cash provided by operating activities for the year ended December 31, 2019, was $4.9 billion, resulting from net income of $4.9 billion and a favorable impact from adjustments for non-cash items of $541 million, partially offset by an unfavorable net change in working capital and long-term assets and liabilities of $541 million. Non-cash items were principally associated with net unrealized gains on marketable equity securities, depreciation and amortization, stock-based compensation expense, operating lease amortization and the provision for uncollectible accounts and chargebacks. The changes in working capital for the year ended December 31, 2019, reflecting the increase in business volume and growth in Booking.com's merchant transactions, were primarily related to a $480 million increase in accounts payable, accrued expenses and other current liabilities, offset by a $323 million increase in accounts receivable and $263 million increase in prepaid expenses and other current assets. Net change in other long-term assets and liabilities of $399 million was primarily due to the increase in other long-term assets related to the payment of $403 million to French tax authorities in order to preserve our right to contest the assessments in court (see Note 16 to our Consolidated Financial Statements).

Net cash provided by operating activities for the year ended December 31, 2018 was $5.3 billion, resulting from net income of $4.0 billion, a favorable impact from adjustments for non-cash items of $1.2 billion and a favorable net change in working capital and long-term assets and liabilities of $125 million. Non-cash items were principally associated with net unrealized losses on marketable equity securities, stock-based compensation expense, depreciation and amortization and the provision for uncollectible accounts and chargebacks. The changes in working capital for the year ended December 31, 2018, reflecting the increase in business volume and growth in Booking.com's merchant transactions, were primarily related to a $635 million increase in accounts payable, accrued expenses and other current liabilities, offset by a $319 million increase in accounts receivable and a $201 million increase in prepaid expenses and other current assets.

Net cash provided by investing activities for the year ended December 31, 2019 was $7.1 billion, principally resulting from the proceeds from sales and maturities of investments of $8.1 billion, net of purchases of $0.7 billion. Net cash provided by investing activities for the year ended December 31, 2018 was $2.2 billion, principally resulting from the proceeds from sales and maturities of investments of $5.6 billion, net of purchases of $2.7 billion, partially offset by acquisitions and other investments, net of cash acquired, of $273 million. Cash invested in the purchase of property and equipment was $368 million and $442 million for the years ended December 31, 2019 and 2018, respectively, which primarily related to additional data center capacity and new offices to support growth and geographic expansion related to our Booking.com and agoda brands. Cash invested in the purchase of property and equipment for the years ended December 31, 2019 and 2018 includes payments of $51 million and $78 million, respectively, related to the turnkey agreement for constructing Booking.com's future headquarters.

Net cash used in financing activities for the year ended December 31, 2019 was $8.2 billion, almost entirely resulting from payments for the repurchase of common stock. Net cash used in financing activities for the year ended December 31, 2018 was $7.4 billion, which primarily consisted of payments for the repurchase of common stock of $6.0 billion and payments for the conversion of senior notes of $1.5 billion.

For a discussion of our liquidity and capital resources as of and our cash flow activities for the fiscal year ended December 31, 2017, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 27, 2019.

Contingencies

French tax authorities conducted an audit of Booking.com for the years 2003 through 2012 and are conducting audits for the years 2013 through 2018. They are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income and value-added taxes. In December 2015, the French tax authorities issued Booking.com assessments related to tax years 2003 through 2012 for approximately 356 million Euros, the majority of which represents penalties and interest.  As a result of a formal demand from the French tax authorities for payment of the amounts assessed for the years 2003 through 2012, in January 2019, we paid the assessments of approximately 356 million Euros ($403 million) in order to preserve our right to contest those assessments in court. The payment, which is included in "Other assets" in the Consolidated Balance Sheet at December 31, 2019, does not constitute an admission that we owe the taxes and will be refunded (with interest) to us to the extent we prevail. If we are unable to resolve the matter with the French tax authorities, we plan to challenge the assessments in the French courts. In December 2019, the French tax authorities issued an additional assessment of 70 million Euros ($79 million), including interest and penalties, for the 2013 year asserting that Booking.com has taxable income in France attributable to a permanent establishment in France. Furthermore, the French tax authorities have issued assessments totaling 39 million Euros ($44 million), including interest and penalties, for certain tax years between 2011 and 2015 on Booking.com's French subsidiary asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com in the Netherlands. We have not recorded a liability in connection with any of the French tax assessments as we believe that Booking.com has been, and continues to be, in compliance with French tax law, and we are contesting the assessments. Additional assessments could result when the French tax authorities complete the outstanding audits. See Note 16 to our Consolidated Financial Statements and Part I, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities."

Contractual Obligations and Commercial Commitments

The following table represents our material contractual obligations and commercial commitments at December 31, 2019:

	By Period (in millions)
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations(1)	$690	$172	$251	$104	$163
Building construction obligation(2)	123	55	68	—	—
Purchase obligations (3)	79	65	14	—	—
Senior notes(4)	9,639	1,170	3,293	1,867	3,309
U.S. transition tax liability	1,074	53	198	308	515
Letters of credit and bank guarantees(5)	160	118	23	1	18
Revolving credit facility(6)	9	2	4	3	—
Total(7)	$11,774	$1,635	$3,851	$2,283	$4,005

(1)	Includes the land lease for Booking.com's future headquarters. See Notes 10 and 16 to our Consolidated Financial Statements for further details.

(2)	See Note 16 to our Consolidated Financial Statements for further details.

(3)	Represents significant noncancellable contractual obligations individually greater than $10 million. The obligations are primarily related to sponsorship and cloud hosting arrangements.

(4)
Represents the aggregate principal amount of our senior notes outstanding at December 31, 2019 and cumulative interest to maturity of $928 million.  Convertible debt does not reflect the market value in excess of the outstanding principal amount because we can settle the conversion premium amount in cash or shares of common stock at our option. See Note 12 to our Consolidated Financial Statements.

(5)	Standby letters of credit and bank guarantees issued on behalf of the Company at December 31, 2019 are primarily related to payment guarantees to third-party payment processors (see Notes 12 and 16).

(6)	Represents commitment fees on undrawn balances available under the revolving credit facility and fees on outstanding letters of credit at December 31, 2019.

(7)
We reported "Other long-term liabilities" of $104 million in the Consolidated Balance Sheet at December 31, 2019, the majority of which relates to unrecognized tax benefits of $51 million (see Note 15 to our Consolidated Financial Statements).  We have excluded these long-term liabilities from the contractual obligations table above as a variety of factors could affect the timing of payments for the liabilities; therefore, we cannot reasonably estimate the timing of such payments.  We believe that these matters will likely not be resolved in the next twelve months and, accordingly, we have classified the estimated liability as non-current in the Consolidated Balance Sheet.

In 2018, we entered into an agreement to sign a future lease related to approximately 222,000 square feet of office space in the city of Manchester in the United Kingdom for the future headquarters of Rentalcars.com. Our obligation to execute the lease is conditional upon the lessor completing certain activities, which are expected to be completed in 2021. If these activities are completed, the lease will commence for a term of approximately 13 years and we will have a lease obligation of approximately 65 million British Pounds Sterling ($86 million), excluding lease incentives. We will also make capital expenditures to fit out and furnish the office space. The obligation is not included in the table of contractual obligations presented above.

We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next twelve months. However, if during that period or thereafter, we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business plans, either of which could have a material adverse effect on our future financial condition or results of operations. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be diluted. We may not generate sufficient cash flow from operations in the future, revenue growth or sustained profitability may not be realized, and future borrowings or equity sales may not be available in amounts sufficient to make anticipated capital expenditures, finance our strategies or repay our indebtedness.

Off-Balance Sheet Arrangements

At December 31, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We did not experience any material changes in interest rate exposures during the year ended December 31, 2019. Our investments in marketable debt securities are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair value of our investments in marketable debt securities assuming an adverse change of 100 basis points. A hypothetical 100 basis point (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $23 million and $126 million at December 31, 2019 and 2018, respectively. These hypothetical losses would only be realized if we sold the investments prior to their maturity. This amount excludes our investments in Trip.com Group convertible senior notes, which are more sensitive to the equity market price volatility of Trip.com Group's American Depositary Shares ("ADSs") than changes in interest rates. The fair value of our Trip.com Group convertible senior notes will likely increase as the market price of Trip.com Group's ADSs increases and will likely decrease as the market price of Trip.com Group's ADSs falls.

At December 31, 2019 and 2018, the outstanding aggregate principal amount of our debt was approximately $8.7 billion and $8.8 billion, respectively. We estimate that the fair value of such debt was approximately $9.8 billion and $9.3 billion at December 31, 2019 and 2018, respectively. A substantial portion of the fair value of our debt in excess of the outstanding principal amount relates to the conversion premium on our outstanding convertible senior notes. Excluding the effect on the fair value of our convertible senior notes, a hypothetical 100 basis point (1.0%) decrease in interest rates would have resulted in an increase in the fair values of our other debt of approximately $325 million and $370 million at December 31, 2019 and 2018, respectively. Our convertible senior notes are more sensitive to the equity market price volatility of our shares than changes in interest rates. The fair value of the convertible senior notes will likely increase as the market price of our shares increases and will likely decrease as the market price of our shares falls.

Our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our international businesses are translated from local currencies (principally Euros and British Pounds Sterling) into U.S. Dollars. If the U.S. Dollar weakens against the local currencies, the translation of these foreign-currency-denominated balances will result in increased net assets, gross bookings, revenues, operating expenses, and net income. Similarly, our net assets, gross bookings, revenues, operating expenses, and net income will decrease if the U.S. Dollar strengthens against the local currencies. Additionally, foreign currency exchange rate fluctuations on transactions, denominated in currencies other than the functional currency, result in gains and losses that are reflected in our Consolidated Statements of Operations.

As a result of foreign currency exchange rate changes, our foreign-currency-denominated gross bookings, revenues and operating expenses as expressed in U.S. Dollars are lower for the year ended December 31, 2019 than they would have been had foreign currency exchange rates remained where they were for the year ended December 31, 2018. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. Historically, the aggregate principal value of our Euro-denominated debt and accrued interest thereon had provided a hedge against the impact of foreign currency exchange rate fluctuations on the net assets of one of our Euro functional currency subsidiaries. Beginning in the second quarter of 2019, we have only designated certain portions of the aggregate principal value of the Euro-denominated debt as a hedge. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Foreign currency transactions and other" in the Consolidated Statement of Operations.

We enter into foreign currency derivative contracts to hedge translation risks from short-term foreign currency exchange rate fluctuations for the Euro, British Pound Sterling and certain other currencies versus the U.S. Dollar. We also enter into foreign currency forward contracts to hedge our exposure to the impact of movements in foreign currency exchange rates on our transactional balances denominated in currencies other than the functional currency. See Note 6 to our Consolidated Financial Statements for further information.

We are exposed to equity price risk as it relates to changes in fair value of our investments in equity securities of publicly-traded companies and private companies.  The fair value of our investments in equity securities of publicly-traded companies and private companies, excluding certain investments classified as debt securities for accounting purposes, was $1.8 billion and $501 million, respectively, at December 31, 2019, and $1.0 billion and $501 million, respectively, at December 31, 2018.  Our investments in private companies, excluding certain investments classified as debt securities for accounting purposes, are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. See Note 2 and 5 to our Consolidated Financial Statements for further information. A hypothetical 10% decrease in the fair value of these investments at December 31, 2019 and 2018 would have resulted in a total loss, before tax, of approximately $230 million and $150 million, respectively, being recognized in net income.

Item 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K (See Part IV, Item 15, Exhibits and Financial Statement Schedules): Consolidated Balance Sheets at December 31, 2019 and 2018; Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; Notes to the Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of our management's assessment of the design and effectiveness of our internal controls over financial reporting for the year ended December 31, 2019.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. Our independent registered public accounting firm also attested to, and reported on the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the three months ended December 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Booking Holdings Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Booking Holdings Inc. and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 26, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for the recognition and measurement of financial instruments in 2018 due to the adoption of an accounting standards update.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 26, 2020

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Part III, Item 10 will be included in our Proxy Statement relating to our 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III, Item 11 will be included in our Proxy Statement relating to our 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III, Item 12 will be included in our Proxy Statement relating to our 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Part III, Item 13 will be included in our Proxy Statement relating to our 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Part III, Item 14 will be included in our Proxy Statement relating to our 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)                                  List of Documents Filed as a Part of this Annual Report on Form 10-K:

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K: Consolidated Balance Sheets at December 31, 2019 and 2018; Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; Notes to the Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

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

Exhibit Number	Description
3.1(a)	Restated Certificate of Incorporation of the Registrant.
3.2(b)	Amended and Restated By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1 and 3.2.
4.2(c)	Specimen Certificate for Registrant's Common Stock.
4.3(d)	Indenture, dated as of June 4, 2013, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.4(e)	Indenture, dated as of August 20, 2014, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.5(f)	Indenture, dated as of September 23, 2014, between the Registrant and Deutsche Bank Trust Company Americas, as Trustee.
4.6(g)	Indenture, dated as of August 8, 2017, between the Company and U.S. Bank National Association, as trustee.
4.7(h)	Form of 2.375% Senior Note due 2024.
4.8(i)	Officers' Certificate, dated September 23, 2014, for the 2.375% Senior Notes due 2024.
4.9(j)	Form of 1.800% Senior Note due 2027.
4.10(k)	Officers' Certificate, dated March 3, 2015, for the 1.800% Senior Notes due 2027.
4.11(l)	Form of 3.650% Senior Note due 2025.
4.12(m)	Officers' Certificate, dated March 13, 2015, for the 3.650% Senior Notes due 2025.
4.13(f)	Form of 2.15% Senior Note due 2022.
4.14(f)	Officers' Certificate, dated November 25, 2015, for the 2.15% Senior Notes due 2022.
4.15(n)	Form of 3.600% Senior Note due 2026.
4.16(n)	Officers' Certificate, dated May 23, 2016, for the 3.600% Senior Notes due 2026.
4.17(o)	Form of 0.800% Senior Note due 2022.
4.18(o)	Officers' Certificate, dated March 10, 2017, for the 0.800% Senior Notes due 2022.
4.19(p)	Form of 2.750% Senior Note due 2023.
4.20(p)	Officers' Certificate, dated August 15, 2017, with respect to the 2.750% Senior Notes due 2023.
4.21(p)	Form of 3.550% Senior Note due 2028.
4.22(p)	Officers' Certificate, dated August 15, 2017, with respect to the 3.550% Senior Notes due 2028.
4.23	Description of the Company's Common Stock Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.24	Description of the Company's 0.800% Senior Notes due 2022 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.25	Description of the Company's 2.150% Senior Notes due 2022 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.26	Description of the Company's 2.375% Senior Notes due 2024 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.27	Description of the Company's 1.800% Senior Notes due 2027 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1(q)+	Booking Holdings Inc. 1999 Omnibus Plan (As Amended and Restated Effective June 7, 2018).

Exhibit Number	Description
10.2(r)+	Form of Restricted Stock Unit Award Agreement for Employees in the Netherlands under the 1999 Omnibus Plan.
10.3(s)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan to non-employee directors.
10.4(t)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan.
10.5(u)+	2017 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.6(t)+	2018 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.7(v)+	2019 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.8(u)+	Amended and Restated KAYAK Software Corporation 2012 Equity Incentive Plan.
10.9(u)+	OpenTable, Inc. Amended and Restated 2009 Equity Incentive Award Plan.
10.10(w)+	Buuteeq, Inc. Amended and Restated 2010 Stock Plan.
10.11(x)+	Amended and Restated Rocket Travel, Inc. 2012 Stock Incentive Plan.
10.12(x)+	Amended and Restated Annual Bonus Plan.
10.13(y)+	Form of Non-Competition and Non-Solicitation Agreement.
10.17(z)+	Second Amended and Restated Employment Agreement, dated April 21, 2015 by and between the Registrant and Peter J. Millones.
10.18(aa)+	Amended and Restated Employment contract, dated May 19, 2016 by and between Booking.com Holding B.V. and Gillian Tans.
10.19(bb)+	Employment Agreement, dated December 15, 2016 by and between the Registrant and Glenn D. Fogel.
10.20(bb)+	Non-Competition and Non-Solicitation Agreement, dated December 15, 2016 by and between the Registrant and Glenn D. Fogel.
10.21(bb)+	Employee Confidentiality and Assignment Agreement, dated December 15, 2016 by and between the Registrant and Glenn D. Fogel.
10.25(cc)+	Employment Agreement, dated January 19, 2018, between the Registrant and David I. Goulden.
10.26(cc)+	Non-Competition and Non-Solicitation Agreement, dated March 1, 2018, between the Registrant and David I. Goulden.
10.27(cc)+	Employee Confidentiality and Assignment Agreement, dated January 19, 2018, between the Registrant and David I. Goulden.
10.28(dd)+	Transition Agreement, dated June 26, 2019, between Booking.com Holding B.V. and Gillian Tans.
10.29(ee)	Credit Agreement, dated as of August 14, 2019, among the Registrant, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.
10.30(b)+	Letter Agreement, dated October 24, 2019 by and between the Registrant and Glenn D. Fogel.
10.31(ff)+	Form of Employee Confidentiality and Assignment Agreement.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certification of Glenn D. Fogel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David I. Goulden, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(gg)	Certification of Glenn D. Fogel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(gg)	Certification of David I. Goulden, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included in Exhibit 101).
____________________________

+	Indicates a management contract or compensatory plan or arrangement.

(a)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 (File No. 1-36691).
(b)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 25, 2019 (File No. 1-36691).
(c)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-1 filed on March 18, 1999 (File No. 333-69657).
(d)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 4, 2013 (File No. 0-25581).
(e)	Previously filed as an exhibit to the Current Report on Form 8-K filed on August 20, 2014 (File No. 0-25581).
(f)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 25, 2015 (File No. 1-36691).
(g)	Previously filed as an exhibit to the Registration Statement on Form S-3 filed on August 8, 2017 (File No. 333-219800).
(h)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 22, 2014 (File No. 0-25581).
(i)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 26, 2014 (File No. 0-25581).
(j)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2015 (File No. 1-36691).
(k)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2015 (File No. 1-36691).
(l)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 12, 2015 (File No. 1-36691).
(m)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 13, 2015 (File No. 1-36691).
(n)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 23, 2016 (File No. 1-36691).
(o)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 10, 2017 (File No. 1-36691).
(p)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 15, 2017 (File No. 1-36691).
(q)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 8, 2018 (File No. 1-36691).
(r)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on November 8, 2005 (File No. 0-25581).
(s)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 9, 2011 (File No. 0-25581).
(t)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2018 (File No. 1-36691).
(u)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 3, 2017 (File No. 1-36691).
(v)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 1, 2019 (File No. 1-36691).
(w)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed on June 13, 2014 (File No. 333-196756).
(x)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2015 (File No. 1-36691).
(y)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2013 (File No. 0-25581).
(z)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 24, 2015 (File No. 1-36691).
(aa)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 20, 2016 (File No. 1-36691).
(bb)	Previously filed as an exhibit to the Current Report on Form 8-K filed on December 16, 2016 (File No. 1-36691).
(cc)	Previously filed as an exhibit to the Current Report on Form 8-K filed on January 22, 2018 (File No. 1-36691).
(dd)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 28, 2019 (File No. 1-36691)
(ee)	Previously filed as an exhibit to the Current Report on Form 8-K filed on August 14, 2019 (File No. 1-36691).
(ff)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on May 9, 2019 (File No. 1-36691).
(gg)	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOKING HOLDINGS INC.

By:	/s/ Glenn D. Fogel
	Name:	Glenn D. Fogel
	Title:	Chief Executive Officer and President
	Date:	February 26, 2020

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

Signature	Title	Date

/s/ Jeffery H. Boyd	Director, Chairman of the Board	February 26, 2020
Jeffery H. Boyd

/s/ Glenn D. Fogel	Director, Chief Executive Officer and President	February 26, 2020
Glenn D. Fogel

/s/ David I. Goulden	Executive Vice President and Chief Financial	February 26, 2020
David I. Goulden	Officer (Principal Financial Officer)

/s/ Susana D'Emic	Chief Accounting Officer and Controller	February 26, 2020
Susana D'Emic	(Principal Accounting Officer)

/s/ Timothy M. Armstrong	Director	February 26, 2020
Timothy M. Armstrong

/s/ Mirian Graddick-Weir	Director	February 26, 2020
Mirian Graddick-Weir

/s/ James M. Guyette	Director	February 26, 2020
James M. Guyette

Signature	Title	Date

/s/ Wei Hopeman	Director	February 26, 2020
Wei Hopeman

/s/ Robert J. Mylod Jr.	Director	February 26, 2020
Robert J. Mylod Jr.

/s/ Charles H. Noski	Director	February 26, 2020
Charles H. Noski

/s/ Nancy B. Peretsman	Director	February 26, 2020
Nancy B. Peretsman

/s/ Nicholas J. Read	Director	February 26, 2020
Nicholas J. Read

/s/ Thomas E. Rothman	Director	February 26, 2020
Thomas E. Rothman

/s/ Lynn M. Vojvodich	Director	February 26, 2020
Lynn M. Vojvodich

/s/ Vanessa A. Wittman	Director	February 26, 2020
Vanessa A. Wittman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Booking Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Booking Holdings Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows, for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for the recognition and measurement of financial instruments in 2018 due to the adoption of an accounting standards update.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Total Revenues - Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
Substantially all of the Company’s revenues are generated by providing online travel reservation services, which principally allow travelers to book travel reservations with travel service providers through the Company’s platforms. Total revenues for the year ended December 31, 2019 were $15.1 billion. The Company operates six primary brands and the revenues from each of the brands consist of a significant volume of low-dollar transactions utilizing multiple custom systems.
We identified total revenues as a critical audit matter as the processes to calculate and record revenues are highly automated, rely on a number of internally-built custom systems, and involve interfacing significant volumes of data across multiple systems. Given the complex information technology (IT) environment, this required the involvement of professionals with expertise in IT to identify, test, and evaluate the revenue data flows, the revenue systems and the automated controls.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company's revenue transactions included the following, among others:

•	With the assistance of our IT specialists, we:

–	Identified the systems used to calculate and record revenue transactions.

–	Tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.

–	Performed testing of system interface controls and automated controls within the relevant revenue streams.

•	We tested business process controls to reconcile the various systems to the Company's general ledgers.

•	We performed detail transaction testing by agreeing the amounts recognized to source documents and testing the mathematical accuracy of the recorded revenues.
Goodwill - Refer to Notes 2 and 11 to the financial statements
Critical Audit Matter Description
The Company's annual evaluation of goodwill impairment involves the comparison of the fair value of each of the Company's reporting units to its carrying value. The total goodwill balance was $2.9 billion as of December 31, 2019. A substantial portion of the Company's goodwill relates to the acquisitions of KAYAK in 2013 and OpenTable in 2014. The Company estimated the fair values using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approaches (earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples of comparable publicly traded companies and precedent transactions). With respect to the income approach, management makes significant estimates and assumptions related to forecasts of future performance, including revenues, operating margins and discount rates.
Given the significant judgments made by management to estimate the fair value of the KAYAK and OpenTable reporting units, performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to selection of the discount rates and forecasts of future revenues and operating margins required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and operating margins and the selection of the discount rates for the KAYAK and OpenTable reporting units included the following, among others:

•	We tested the effectiveness of controls over goodwill impairment evaluation, including those over the forecasts and the selection of the discount rates.

•	We evaluated management's ability to accurately forecast by comparing actual results in previous years to management’s historical forecasts.

•	We evaluated the reasonableness of management’s forecasts of future revenues and operating margins by comparing management’s forecasts with:

–	Historical revenues and operating margins.

–	Internal communications to management and the Board of Directors.

–	Forecasted information included in analyst and industry reports of the Company and selected companies in its peer group.

•	We considered the impact of industry and market conditions on management's forecasts.

•
With the assistance of our fair value specialists, we evaluated the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations and developing a range of independent estimates and comparing those to the discount rates selected by management.

•
We evaluated the reasonableness of management's forecasts of future cash flows and discount rates utilized in the income approach fair value calculation by comparing the income approach fair value to the market approach fair values.

Commitments and Contingencies - Tax Matters - Refer to Note 16 to the financial statements
Critical Audit Matter Description
The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Company has received proposed income tax assessments relating to permanent establishment and transfer pricing matters, including interest and penalties from French, Italian and Turkish tax authorities in the amount of $526 million, $118 million and $91 million respectively. The Company believes that it has been, and continues to be, in compliance with the relevant tax laws, and the Company is contesting these assessments. The Company has not recorded a liability in connection with these assessments.
Given the complexity of the relevant tax laws and regulations, auditing management's evaluation and accounting for the tax positions associated with these income tax assessments involved subjective and complex judgments.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting for the tax positions associated with the income tax assessments included the following, among others:

•	We tested the effectiveness of controls over accounting for uncertain tax positions.

•	With the assistance of our income tax specialists, we evaluated management's analysis regarding the likelihood of sustaining its tax positions upon examination by the relevant tax authorities.

•	We assessed the basis of the Company's analysis and measurement by obtaining, reading, and evaluating the third-party specialists' reports.

•	We obtained, read, and evaluated correspondence between the Company and the tax authorities.

•	We evaluated any developments in the matters during the current fiscal year through inquiry of both Company personnel and the Company's third-party specialists.

/s/ DELOITTE & TOUCHE LLP
Stamford, Connecticut
February 26, 2020
We have served as the Company’s auditor since 1997.

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$6,312	$2,624
Short-term investments in marketable securities	998	3,660
Accounts receivable, net of allowance for doubtful accounts of $49 and $51, respectively	1,680	1,523
Prepaid expenses and other current assets	843	600
Total current assets	9,833	8,407
Property and equipment, net	738	656
Operating lease assets	620	—
Intangible assets, net	1,954	2,125
Goodwill	2,913	2,910
Long-term investments	4,477	8,408
Other assets	867	181
Total assets	$21,402	$22,687

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,239	$1,134
Accrued expenses and other current liabilities	1,578	1,399
Deferred merchant bookings	1,561	1,022
Convertible debt	988	—
Total current liabilities	5,366	3,555
Deferred income taxes	876	370
Operating lease liabilities	462	—
Long-term U.S. transition tax liability	1,021	1,166
Other long-term liabilities	104	162
Long-term debt	7,640	8,649
Total liabilities	15,469	13,902

Commitments and Contingencies (See Note 16)

Stockholders' equity:
Common stock, $0.008 par value, Authorized shares: 1,000,000,000 Issued shares: 63,179,471 and 62,948,762, respectively	—	—
Treasury stock, 21,762,070 and 17,317,126 shares, respectively	(22,864)	(14,711)
Additional paid-in capital	5,756	5,445
Retained earnings	23,232	18,367
Accumulated other comprehensive loss	(191)	(316)
Total stockholders' equity	5,933	8,785
Total liabilities and stockholders' equity	$21,402	$22,687

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Agency revenues	$10,117	$10,480	$9,714
Merchant revenues	3,830	2,987	2,133
Advertising and other revenues	1,119	1,060	834
Total revenues	15,066	14,527	12,681
Cost of revenues			242
Gross profit			12,439
Operating expenses:
Performance marketing	4,419	4,447	4,161
Brand marketing	548	509	435
Sales and other expenses	955	830	517
Personnel, including stock-based compensation of $308, $317 and $261, respectively	2,248	2,042	1,660
General and administrative	797	699	576
Information technology	285	233	189
Depreciation and amortization	469	426	363
Total operating expenses	9,721	9,186	7,901
Operating income	5,345	5,341	4,538
Other income (expense):
Interest income	152	187	157
Interest expense	(266)	(269)	(254)
Net unrealized gains (losses) on marketable equity securities	745	(367)	—
Foreign currency transactions and other	(18)	(57)	(42)
Total other income (expense)	613	(506)	(139)
Earnings before income taxes	5,958	4,835	4,399
Income tax expense	1,093	837	2,058
Net income	$4,865	$3,998	$2,341
Net income applicable to common stockholders per basic common share	$112.93	$84.26	$47.78
Weighted-average number of basic common shares outstanding (in 000's)	43,082	47,446	48,994
Net income applicable to common stockholders per diluted common share	$111.82	$83.26	$46.86
Weighted-average number of diluted common shares outstanding (in 000's)	43,509	48,017	49,954

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$4,865	$3,998	$2,341
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	(10)	(114)	297
Net unrealized gains (losses) on available-for-sale securities, net of tax	135	(199)	76
Total other comprehensive income (loss), net of tax	125	(313)	373
Comprehensive income	$4,990	$3,685	$2,714

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017
(In millions except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares (in 000's)	Amount	Shares (in 000's)	Amount
Balance, December 31, 2016	62,379	$—	(13,191)	$(6,855)	$5,483	$11,327	$(135)	$9,820
Cumulative effect of adoption of accounting standards updates	—	—	—	—	9	271	—	280
Net income	—	—	—	—	—	2,341	—	2,341
Foreign currency translation adjustments	—	—	—	—	—	—	297	297
Net unrealized gains on available-for-sale securities	—	—	—	—	—	—	76	76
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	26	—	—	26
Exercise of stock options and vesting of restricted stock units and performance share units	160	—	—	—	5	—	—	5
Repurchase of common stock	—	—	(1,026)	(1,844)	—	—	—	(1,844)
Stock-based compensation and other stock-based payments	—	—	—	—	261	—	—	261
Conversion of debt	150	—	—	—	(1)	—	—	(1)
Balance, December 31, 2017	62,689	$—	(14,217)	$(8,699)	$5,783	$13,939	$238	$11,261
Cumulative effect of adoption of accounting standards updates	—	—	—	—	—	430	(241)	189
Net income	—	—	—	—	—	3,998	—	3,998
Foreign currency translation adjustments	—	—	—	—	—	—	(114)	(114)
Net unrealized losses on available-for-sale securities	—	—	—	—	—	—	(199)	(199)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	3	—	—	3
Exercise of stock options and vesting of restricted stock units and performance share units	208	—	—	—	2	—	—	2
Repurchase of common stock	—	—	(3,100)	(6,012)	—	—	—	(6,012)
Stock-based compensation and other stock-based payments	—	—	—	—	320	—	—	320
Conversion of debt	—	—	—	—	(773)	—	—	(773)
Common stock issued in an acquisition	52	—	—	—	110	—	—	110
Balance, December 31, 2018	62,949	$—	(17,317)	$(14,711)	$5,445	$18,367	$(316)	$8,785
Net income	—	—	—	—	—	4,865	—	4,865
Foreign currency translation adjustments	—	—	—	—	—	—	(10)	(10)
Net unrealized gains on available-for-sale securities	—	—	—	—	—	—	135	135
Exercise of stock options and vesting of restricted stock units and performance share units	230	—	—	—	3	—	—	3
Repurchase of common stock	—	—	(4,445)	(8,153)	—	—	—	(8,153)
Stock-based compensation and other stock-based payments	—	—	—	—	308	—	—	308
Balance, December 31, 2019	63,179	$—	(21,762)	$(22,864)	$5,756	$23,232	$(191)	$5,933

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES:
Net income	$4,865	$3,998	$2,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	469	426	363
Provision for uncollectible accounts and chargebacks	138	163	62
Deferred income tax expense (benefit)	122	(150)	(32)
Net unrealized (gains) losses on marketable equity securities	(745)	367	—
Stock-based compensation expense and other stock-based payments	325	331	261
Amortization of debt discount and debt issuance costs	58	59	79
Operating lease amortization	172	—	—
Other	2	19	10
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(323)	(319)	(270)
Prepaid expenses and other current assets	(263)	(201)	(124)
Accounts payable, accrued expenses and other current liabilities	480	635	687
Long-term U.S. transition tax liability	(36)	40	1,251
Other long-term assets and liabilities	(399)	(30)	34
Net cash provided by operating activities	4,865	5,338	4,662

INVESTING ACTIVITIES:
Purchase of investments	(672)	(2,686)	(6,941)
Proceeds from sale and maturity of investments	8,099	5,616	3,580
Additions to property and equipment	(368)	(442)	(288)
Acquisitions and other investments, net of cash acquired	(9)	(273)	(553)
Net cash provided by (used in) investing activities	7,050	2,215	(4,202)

FINANCING ACTIVITIES:
Proceeds from revolving credit facility and short-term borrowings	400	25	—
Repayments of revolving credit facility and short-term borrowings	(425)	—	—
Proceeds from the issuance of long-term debt	—	—	2,045
Payments for conversion of senior notes	—	(1,487)	(286)
Payments for repurchase of common stock	(8,187)	(5,971)	(1,828)
Other financing activities	(8)	2	(10)
Net cash used in financing activities	(8,220)	(7,431)	(79)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(8)	(40)	100
Net increase in cash and cash equivalents and restricted cash and cash equivalents	3,687	82	481
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period	2,645	2,563	2,082
Total cash and cash equivalents and restricted cash and cash equivalents, end of period	$6,332	$2,645	$2,563

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,074	$1,169	$702
Cash paid during the period for interest	$221	$219	$155
Non-cash operating and financing activity for an acquisition (see Note 20)	$—	$51	$—
Non-cash investing and financing activity for an acquisition (see Note 20)	$—	$59	$—
 See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS DESCRIPTION

Booking Holdings Inc. ("Booking Holdings" or the "Company") seeks to make it easier for everyone to experience the world by providing consumers, travel service providers and restaurants with leading travel and restaurant online reservation and related services. Through one or more of the Company's brands, consumers can: book a broad array of accommodations (including hotels, motels, resorts, homes, apartments, bed and breakfasts, hostels and other properties); make a car rental reservation or arrange for an airport taxi; make a dinner reservation; or book a cruise, flight, vacation package, tour or activity. Consumers can also use the Company's meta-search services to easily compare travel reservation information, such as airline ticket, hotel reservation and rental car reservation information, from hundreds of online travel platforms at once. In addition, the Company offers various other services to consumers, travel service providers and restaurants, such as certain travel-related insurance products and restaurant management services.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The Company's Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including acquired businesses from the dates of acquisition.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto.  Actual results may differ significantly from those estimates.  The estimates underlying the Company's Consolidated Financial Statements relate to, among other things, the valuation of goodwill, other long-lived tangible and intangible assets, income taxes, stock-based compensation, the allowance for doubtful accounts, customer chargeback provisions and the accrual of obligations for loyalty and other incentive programs.

Reclassifications
Certain amounts from prior periods have been reclassified to conform to the current year presentation.

Fair Value of Financial Instruments
The Company's financial instruments, including cash, restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these financial instruments.  See Notes 5, 6 and 12 for information related to fair value for investments, derivatives, and the Company's outstanding senior notes.

Cash and Cash Equivalents
Cash and cash equivalents consists primarily of cash and highly liquid investment grade securities with an original maturity of three months or less. Cash equivalents are recognized based on settlement date.

Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents are restricted through legal contracts or regulations. Restricted cash and cash equivalents at December 31, 2019, 2018 and 2017 principally relates to the minimum cash requirement for the Company's travel-related insurance business. The following table reconciles cash and cash equivalents and restricted cash and cash equivalents reported in the Consolidated Balance Sheets to the total amount shown in the Consolidated Statements of Cash Flows (in millions):

	December 31,
	2019	2018	2017
As included in the Consolidated Balance Sheets:
Cash and cash equivalents	$6,312	$2,624	$2,542
Restricted cash and cash equivalents included in prepaid expenses and other current assets	20	21	21
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Consolidated Statements of Cash Flows	$6,332	$2,645	$2,563

Investments
Investments held by the Company include debt securities and equity securities. Preferred stock that is either mandatorily redeemable or redeemable at the option of the investor is considered a debt security for accounting purposes. Investments in debt or equity securities that include embedded features, such as conversion or redemption features, are analyzed by the Company to determine if these features are embedded derivatives that require separate accounting treatment. Payments made for investments are reported in "Purchase of investments" and proceeds received from sales or maturities of investments are reported in "Proceeds from sale and maturity of investments" in the Consolidated Statements of Cash Flows.

Debt Securities
The Company has classified its investments in debt securities as available-for-sale securities.  These securities are reported at estimated fair value with the aggregate unrealized gains and losses, net of tax, reflected in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. Investments in debt securities are considered to be impaired when a decline in fair value is judged to be other than temporary because the Company either intends to sell or it is more-likely-than not that it will be required to sell the impaired security before recovery. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established.  If the Company does not intend to sell the debt security, but it is probable that the Company will not collect all amounts due, then only the impairment due to the credit risk would be recognized in net income and the remaining amount of the impairment would be recognized in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. See "Other Recent Accounting Pronouncements" later in this Note for the accounting change to the other-than-temporary impairment model, effective January 1, 2020. The fair value of these investments is based on the specific quoted market price of the securities or comparable securities at the balance sheet dates. Unobservable inputs are also used when little or no market data is available. See Note 6 for information related to fair value measurements.

The Company's investments in marketable debt securities are recognized based on the trade date. The marketable debt securities generally have a term of less than five years and are reported as "Short-term investments in marketable securities" or "Long-term investments" in the Consolidated Balance Sheets based on the maturity dates of the debt securities and the Company's expectations regarding the timing of sales and redemptions. Investments of a strategic nature that have been made for the purpose of affiliation or potential business advantage or in connection with a commercial relationship are included in "Long-term investments" in the Consolidated Balance Sheets. The cost of marketable debt securities sold is determined using a first-in and first-out method.

Equity Securities
Equity securities are reported as "Long-term investments" in the Consolidated Balance Sheets and include marketable equity securities and equity investments without readily determinable fair values.

For periods beginning after December 31, 2017, marketable equity securities are reported at estimated fair value with changes in fair value recognized in "Net unrealized gains (losses) on marketable equity securities" in the Consolidated Statements of Operations rather than "Accumulated other comprehensive loss" in the Consolidated Balance Sheets, pursuant to the adoption of the accounting update on financial instruments in 2018.

The Company holds investments in equity securities of private companies, over which the Company does not have the ability to exercise significant influence or control. Pursuant to the adoption of the accounting update on financial instruments in 2018, for periods beginning after December 31, 2017, the Company elected to measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Previously, these investments were carried at cost and adjusted to fair value only for other-than-temporary declines in fair value.

See Note 5 and 6 for further information related to investments.

Accounts Receivable from Customers and Allowance for Doubtful Accounts
Receivables from customers are recorded at the original invoiced amounts net of an allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on historical experience, aging of the receivable, credit quality of the customers, current economic trends and other factors that may affect the Company's ability to collect from customers. See Note 7 for additional information. See "Other Recent Accounting Pronouncements" later in this Note for the accounting change to the measurement of credit losses for accounts receivable, effective January 1, 2020.

Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the term of the lease related to leasehold improvements, whichever is shorter.

Building Construction-in-progress
Building construction-in-progress is associated with the construction of Booking.com's future headquarters in the Netherlands and is included in "Property and equipment, net" in the Consolidated Balance Sheets. Depreciation of the building and its related components will commence once it is ready for the Company’s use.

Website and Internal-use Software Capitalization
Certain direct development costs associated with website and internal-use software are capitalized and include external direct costs of services and payroll costs for employees devoting time to the software projects principally related to platform development, including support systems, software coding, designing system interfaces and installation and testing of the software.  These costs are recorded as property and equipment and are generally amortized over a period of two to five years beginning when the asset is substantially ready for use. Costs incurred for enhancements that are expected to result in additional features or functionalities are capitalized and amortized over the estimated useful life of the enhancements. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. Additions to capitalized costs during the years ended December 31, 2019, 2018 and 2017 were $106 million, $97 million and $80 million, respectively.

Cloud Computing Arrangements
The Company utilizes various third-party computer systems and third-party service providers, including global distribution systems ("GDSs") serving the accommodation, rental car and airline industries. The Company uses both internally-developed systems and third-party systems to operate its services, including transaction processing, order management and financial and accounting systems. For periods beginning after December 31, 2018, implementation costs incurred in a hosting arrangement that is a service contract are capitalized and amortized over the term of the hosting arrangement (see "Recent Accounting Pronouncements Adopted" later in this Note). The capitalized implementation costs are reported as "Prepaid expenses and other current assets" or "Other assets" in the Company's Consolidated Balance Sheets as appropriate. The related amortization expenses are reported as "Information technology" in the Company's Consolidated Statements of Operations.

Leases
On January 1, 2019, the Company adopted Accounting Standards Codification ("ASC") 842, Leases, using a modified retrospective method applied to all contracts as of January 1, 2019. Therefore, for reporting periods beginning after December 31, 2018, the financial statements are prepared in accordance with the current lease standard and the financial statements for all periods prior to January 1, 2019 are presented under the previous lease standard ("ASC 840"). See "Recent Accounting Pronouncements Adopted" later in this Note for further information related to the impact of the adoption of this accounting standard.

The Company determines if an arrangement is a lease, or contains a lease, when a contract is signed. The Company determines if a lease is an operating or finance lease and records a lease asset and a lease liability upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. The Company has operating leases for office space, data centers and land for Booking.com's future headquarters. For office space, data centers and land, the Company has elected to combine the fixed payments to lease the asset and any fixed non-lease payments (such as maintenance or utility charges) when determining its lease payments.
The Company uses its incremental borrowing rate as its discount rate to determine the present value of its remaining lease payments to calculate its lease assets and lease liabilities because the rate implicit in the lease is not readily determinable. The incremental borrowing rates approximate the rate the Company would pay to borrow in the currency of the lease payments on a collateralized basis for the weighted-average life of the lease. Operating lease assets also include any prepaid lease payments and lease incentives received prior to lease commencement.
The Company recognizes lease expense on a straight-line basis over the lease term. Certain of the Company's lease agreements include rent payments which are adjusted periodically for inflation. Any change in payments due to changes in inflation rates are recognized as variable lease expense as they are incurred. Variable lease expense also includes costs for property taxes, insurance and services provided by the lessor which are charged based on usage or performance (such as maintenance or utility charges).
Most leases have one or more options to renew, with renewal terms that can initially extend the lease term for various periods up to 9 years. The exercise of renewal options for office space and data centers is at the Company’s discretion and are included if they are reasonably certain to be exercised. The land lease for Booking.com's future headquarters has an initial term which expires in 2065, at which time the lease payments will be adjusted based on the value of the land on the reassessment date. The Company considered the initial term of the land lease to be its expected period of use.
At December 31, 2018, the Company had $47 million land-use rights related to payment in 2016 for the land lease for Booking.com's future headquarters as described above. The land-use rights were included in "Other assets" in the Consolidated Balance Sheets, for periods prior to January 1, 2019, and reclassified from "Other assets" to "Operating lease assets" on January 1, 2019 as part of the adoption of ASC 842, Leases (see "Recent Accounting Pronouncements Adopted" later in this Note). The land-use rights are amortized on a straight-line basis over its expected period of use. This expense is recorded as lease expense in "General and administrative" expense in the Consolidated Statements of Operations. See Note 10 and 16 for further information.

Goodwill
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

Goodwill is not subject to amortization and is tested at least annually for impairment, or earlier if an event occurs or circumstances change and there is an indication of impairment.  The Company tests goodwill at a reporting unit level.  The fair value of the reporting unit is compared to its carrying value, including goodwill.  Fair values are determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approaches (EBITDA multiples of comparable publicly-traded companies and precedent transactions) and based on market participant assumptions.  An impairment is recorded to the extent that the implied fair value of goodwill is less than the carrying value of goodwill. See Note 11 for further information. See "Other Recent Accounting Pronouncements" later in this Note for the new accounting standard that the Company adopted in the first quarter of 2020.

Impairment of Long-Lived Assets
The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The assessment of possible impairment is based upon the Company's ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related asset group.  The amount of impairment loss, if any, is measured as the excess of the carrying value of the asset over the present value of estimated future cash flows, using a discount rate commensurate with the risks involved and based on assumptions representative of market participants.

Foreign Currency Translation
The functional currency of the Company's subsidiaries is generally the respective local currency.  For international operations, assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at monthly average exchange rates applicable for the period.  Translation gains and losses are included as a component of "Accumulated other comprehensive loss" in the Company's Consolidated Balance Sheets.  Foreign currency transaction gains and losses are included in "Foreign currency transactions and other" in the Company's Consolidated Statements of Operations.

Derivative Financial Instruments
As a result of the Company's international operations, it is exposed to various market risks that may affect its consolidated results of operations, cash flows and financial position.  These market risks include, but are not limited to, fluctuations in foreign currency exchange rates.  The Company's primary foreign currency exposures are in Euros and British Pounds Sterling, in which it conducts a significant portion of its business activities.  As a result, the Company faces exposure to adverse movements in foreign currency exchange rates as the financial results of its international operations are translated from local currencies into U.S. Dollars upon consolidation.  Additionally, foreign currency exchange rate fluctuations on transactions denominated in currencies other than the functional currency of an entity result in gains and losses that are reflected in net income.

The Company may enter into derivative instruments to hedge certain net exposures of nonfunctional currency denominated assets and liabilities and the volatility associated with translating earnings for its international operations into U.S. Dollars, even though it does not elect to apply hedge accounting or hedge accounting does not apply.  These contracts are generally short-term in duration. Certain of the Company's derivative instruments have master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company reports the fair value of its derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets in "Prepaid expenses and other current assets" and "Accrued expenses and other current liabilities," respectively. Unless designated as hedges for accounting purposes, gains and losses resulting from changes in the fair value of derivative instruments are recognized in "Foreign currency transactions and other" in the Consolidated Statements of Operations in the period that the changes occur and are classified within "Net cash provided by operating activities" in the Consolidated Statements of Cash Flows. See Note 6 for further information related to these derivative instruments.

The Company, from time to time in the past, has utilized derivative instruments to hedge the impact of changes in foreign currency exchange rates on the net assets of its foreign subsidiaries. These derivative instruments were designated as net investment hedges.  Hedge ineffectiveness was assessed and measured based on changes in forward exchange rates.  The Company recorded gains and losses on these derivative instruments as foreign currency translation adjustments, which offset a portion of the foreign currency translation adjustments related to the foreign subsidiaries' net assets.  Gains and losses on these derivative instruments were recognized in the Consolidated Balance Sheets in "Accumulated other comprehensive loss" and will be realized upon a partial sale or liquidation of the investment.

The Company is exposed to the risk that counterparties to derivative instruments may fail to meet their contractual obligations.  The Company regularly reviews its credit exposure and assesses the creditworthiness of its counterparties.

Non-derivative Instrument Designated as Net Investment Hedge
Historically, the aggregate principal value of the Euro-denominated Senior Notes maturing in March 2022, November 2022, September 2024 and March 2027 (collectively "Euro-denominated debt") and accrued interest had been designated as a hedge of the Company's net investment in a Euro functional currency subsidiary. Beginning in the second quarter of 2019, the Company has only designated certain portions of the aggregate principal value of the Euro-denominated debt as a hedge. The foreign currency transaction gains or losses on these Euro-denominated liabilities are measured based upon changes in spot rates. The foreign currency transaction gains or losses on the Euro-denominated debt that is designated as a hedging instrument for accounting purposes are recorded in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The net assets of this Euro functional currency subsidiary are translated into U.S. Dollars at each balance sheet date, with the effects of foreign currency changes also reported in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument are recognized in "Foreign currency transactions and other" in the Consolidated Statement of Operations. See Notes 12 and 14 for further information related to the net investment hedge.

Revenue Recognition
Online travel reservation services
On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using a modified retrospective method applied to all contracts as of January 1, 2018. Therefore, for reporting periods beginning after December 31, 2017, the financial statements are prepared in accordance with the current revenue recognition standard and the financial statements for all periods prior to January 1, 2018 are presented under the previous revenue recognition accounting standard. The Company recorded a net increase to its retained earnings of $189 million, net of tax, as of January 1, 2018, due to the cumulative impact of adopting the current revenue recognition standard, with substantially all of the impact related to the Company’s travel reservation services.

For periods beginning after December 31, 2017, the Company recognizes revenue for travel reservation services when the travel begins rather than when the travel is completed. Substantially all of the Company's revenues are generated by providing online travel reservation services, which principally allows travelers to book travel reservations with travel service providers through the Company’s platforms. While the Company generally refers to a consumer that books travel reservation services on the Company's platforms as its customer, for accounting purposes, the Company's customers are the travel service providers and, in certain merchant transactions, the travelers. The Company's contracts with travel service providers give them the ability to market their reservation availability without transferring responsibility to deliver the travel service to the Company. Therefore, the Company's revenues are presented on a net basis in the Consolidated Statements of Operations. These contracts include payment terms and establish the consideration to which the Company is entitled, which includes either a commission or a margin on the travel transaction. Revenue is measured based on the expected consideration specified in the contract with the travel service provider, considering the effects of sales incentives, "no show" cancellations (where the traveler has not cancelled the reservation but does not arrive on the scheduled reservation date) and "late" cancellations (where the travel service provider accepts a cancellation after its cancellation cut-off date). Estimates for cancellations and sales incentives are based on historical experience and current trends. Coupons are recorded as a reduction of the transaction price at the time they are redeemed. The local occupancy taxes, general excise taxes, value-added taxes, sales taxes and other similar taxes ("travel transaction taxes"), if any, collected from travelers are reported on a net basis in revenues in the Consolidated Statements of Operations.

Revenues for online travel reservation services are recognized at a point in time when the Company has completed its post-booking services and the travelers begin using the arranged travel services. These services are classified into two categories:

•
Agency revenues are derived from travel-related transactions where the Company does not facilitate payments from travelers for the services provided. The Company invoices the travel service providers for its commissions in the month that travel is completed. Agency revenues consist almost entirely of travel reservation commissions. Substantially all of the Company's agency revenue is from Booking.com agency accommodation reservations.

•
Merchant revenues are derived from travel-related transactions where the Company facilitates payments from travelers for the services provided, generally at the time of booking. The Company records cash collected from travelers, which includes the amounts owed to the travel service providers and the Company’s commission or margin and fees, as deferred merchant bookings until the arranged travel service begins. Merchant revenues include travel reservation commissions and transaction net revenues (i.e., the amount charged to travelers less the amount owed to travel service providers) in connection with the Company's merchant reservations services; credit card processing rebates and customer processing fees; and ancillary fees, including travel-related insurance revenues and certain GDS reservation booking fees. Substantially all merchant revenues are derived from transactions where travelers book accommodation reservations or rental car reservations.

Under the previous revenue recognition standard, revenues from priceline's Name Your Own Price® transactions were presented on a gross basis with the amount remitted to the travel service providers reported as cost of revenues. Under the current revenue recognition standard, Name Your Own Price® revenues are reported on a net basis with the amount remitted to the travel service providers recorded as an offset in merchant revenues. Therefore, for periods beginning after December 31, 2017, the Company no longer presents "Cost of revenues" or "Gross profit" in its Consolidated Statements of Operations. Total revenues reported in 2019 and 2018 are comparable to gross profit reported in previous years.

Advertising and Other Revenues
Advertising and other revenues are primarily recognized by KAYAK and OpenTable. KAYAK recognizes advertising revenue primarily by sending referrals to online travel companies ("OTCs") and travel service providers and from advertising placements on its platforms. Revenue related to referrals is recognized when a consumer clicks on a referral placement or upon completion of the travel. Revenue for advertising placements is recognized based upon when a consumer clicks on an advertisement or when KAYAK displays an advertisement. OpenTable recognizes revenues for reservation fees when diners are seated through its online restaurant reservation service and revenues for subscription fees for restaurant management services on a straight-line basis over the contractual period in accordance with how the service is provided.

Accrued Liabilities for Loyalty and Other Incentive Programs — See Note 3.

Deferred Revenue — See Note 3.

Advertising Expenses
The Company's advertising expenses are reported in and presented as "Performance marketing" and "Brand marketing" expenses in the Consolidated Statements of Operations. Included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets are accrued performance advertising liabilities of $333 million and $313 million at December 31, 2019 and 2018, respectively.

Performance Marketing
Performance marketing expenses are expenses generally measured by return on investment or an increase in bookings over a specified time period. These expenses consist primarily of the costs of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) other performance-based marketing and incentives. Performance marketing expenses are recognized as incurred.

Brand Marketing
Brand marketing expenses are expenses incurred to build brand awareness over a specified time period. These expenses consist primarily of television advertising and online video and display advertising (including the airing of the Company's television advertising online), as well as other marketing expenses such as public relations and sponsorships. Brand marketing expenses are generally recognized as incurred with the exception of advertising production costs, which are deferred and expensed the first time the advertisement is displayed or broadcast.

Sales and Other Expenses
Sales and other expenses are generally variable in nature and consist primarily of: (1) credit cards and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) customer chargeback provisions and fraud prevention expenses associated with merchant transactions; (4) customer relations costs; (5) provisions for bad debt, primarily related to agency accommodation commission receivables; and (6) insurance claim costs for the Company's travel-related insurance business.

Personnel
Personnel expenses consist of compensation to the Company's personnel, including salaries, stock-based compensation, bonuses, payroll taxes and employee health and other benefits.  Included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets are accrued compensation liabilities of $344 million and $348 million at December 31, 2019 and 2018, respectively.

Stock-Based Compensation
Stock-based compensation expense related to performance share units, restricted stock units and stock options is recognized based on fair value on a straight-line basis over the respective requisite service periods and forfeitures are accounted for when they occur.  The fair value on the grant date of performance share units and restricted stock units is determined based on the number of units granted and the quoted price of the Company's common stock.  The Company records stock-based compensation expense for performance-based awards using its estimate of the probable outcome at the end of the performance period (i.e., the estimated performance against the performance targets).  The Company periodically adjusts the cumulative stock-based compensation expense recorded when the probable outcome for these performance-based awards is updated based upon changes in actual and forecasted operating results. The fair value of employee stock options assumed in acquisitions was determined using the Black-Scholes model and the market value of the Company's common stock at the respective acquisition dates.

The benefits of tax deductions in excess of recognized compensation costs are recognized in the income statement as a discrete item when an option exercise or a vesting and release of shares occurs. Excess tax benefits are presented as operating cash flows and cash payments for employee statutory tax withholding related to vested stock awards are presented as financing cash flows in the Consolidated Statements of Cash Flows.  See Note 4 for further information related to stock-based awards.

Information Technology
Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) outsourced data center and cloud computing costs; (3) payments to contractors; and (4) data communications and other expenses associated with operating the Company's services.

Income Taxes
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

In 2018, the Company adopted an accounting policy to treat taxes on global intangible low-taxed income ("GILTI") introduced by the U.S. Tax Cuts and Jobs Act (the "Tax Act") as period costs. See Note 15 for further details related to income taxes.

Segment Reporting
The Company historically determined that its primary brands constituted its operating segments. In 2019, reflecting changes to the management structure, the Company reorganized its operating segments from six to four operating segments by combining Booking.com with Rentalcars.com and KAYAK with OpenTable. The Company's Booking.com and Rentalcars.com operating segment represents a substantial majority of total revenues and operating income. The Company's operating segments continue to be aggregated into one reportable segment based on the similarity in economic characteristics, other qualitative factors and the objectives and principles of ASC 280, Segment Reporting. For geographic information, see Note 18.

Recent Accounting Pronouncements Adopted

Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the Financial Accounting Standards Board ("FASB") issued a new accounting standard to address a customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also added certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this standard on January 1, 2019 and applied it on a prospective basis. The adoption did not have a material impact to the Consolidated Financial Statements.

Leases

In February 2016, the FASB issued a new accounting standard that requires lessees to recognize an asset and a liability in the balance sheet for the rights and obligations created by entering into lease transactions. The new standard retains the dual-model concept by requiring entities to determine if a lease is an operating or finance lease. The new standard also expands qualitative and quantitative disclosures for lessees.

The Company adopted this new standard on January 1, 2019 on a modified retrospective basis and has elected not to restate comparative periods. The Company elected other options, which allow the Company to use its previous evaluations regarding if an arrangement contains a lease, if a lease is an operating or finance lease and what costs are capitalized as initial direct costs prior to adoption. The Company also elected to combine lease and non-lease components.

Upon the adoption of the new lease standard, on January 1, 2019, the Company recognized operating lease assets of $646 million and total operating lease liabilities of $646 million (including a current liability of $152 million) in the consolidated balance sheet and reclassified certain balances related to existing leases. There was no impact to retained earnings at adoption. See Note 10 for more information related to leases.

Other Recent Accounting Pronouncements

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued a new accounting update relating to income taxes.  This update provides an exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.  This update also (1) requires an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (2) requires an entity to evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which goodwill was originally recognized for accounting purposes and when it should be considered a separate transaction, and (3) requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.

For public business entities, this update is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.  Early adoption is permitted. The amendment related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. The Company is currently evaluating the impact to its Consolidated Financial Statements of adopting this update and does not expect it to have a material impact.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued a new accounting update to simplify the test for goodwill impairment. The revised guidance eliminates the previously required step two of the goodwill impairment test, which required a hypothetical purchase price allocation to measure goodwill impairment. Under the revised guidance, a goodwill impairment loss will be measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The Company adopted this update in the first quarter of 2020 and will apply it on a prospective basis.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued a new accounting update on the measurement of credit losses for certain financial assets measured at amortized cost and available-for-sale debt securities. For financial assets measured at amortized cost, this update requires an entity to (1) estimate its lifetime expected credit losses upon recognition of the financial assets and establish an allowance to present the net amount expected to be collected, (2) recognize this allowance and changes in the allowance during subsequent periods through net income and (3) consider relevant information about past events, current conditions and reasonable and supportable forecasts in assessing the lifetime expected credit losses. For available-for-sale debt securities, this update made several targeted amendments to the existing other-than-temporary impairment model, including (1) requiring disclosure of the allowance for credit losses, (2) allowing reversals of the previously recognized credit losses until the entity has the intent to sell, is more-likely-than-not required to sell the securities or the maturity of the securities, (3) limiting impairment to the difference between the amortized cost basis and fair value and (4) not allowing entities to consider the length of time that fair value has been less than amortized cost as a factor in evaluating whether a credit loss exists. The Company adopted this update in the first quarter of 2020 and applied this update on a modified retrospective basis. The adoption did not have a material impact to the Company's Consolidated Financial Statements.

3.    REVENUE

See Note 2 for the Company's accounting policy related to revenue recognition.
Disaggregation of Revenue

Revenue by Geographic Area (see Note 18)

Revenue by Type of Service

Approximately 87% of the Company's revenues for each of the years ended December 31, 2019 and 2018 relates to online accommodation reservation services. Revenue from all other sources of online travel reservation services and advertising and other revenues each individually represent less than 10% of the Company's total revenues for each year. For the year ended December 31, 2017 and prior years, revenues were recognized and presented under the previous revenue recognition accounting standard (see Note 2).

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

The following table summarizes the activity of deferred revenue for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Balance, beginning of year	$149	$151
Revenues recognized from the beginning balance	(134)	(109)
Cancellations	(15)	(10)
One-time adjustment to retained earnings at adoption of ASC 606	—	(32)
Payments received from travelers net of amounts estimated to be payable to travel service providers and other	220	149
Balance, end of year	$220	$149

Loyalty and Other Incentive Programs

The Company provides loyalty programs where participating consumers are awarded loyalty points on current transactions that can be redeemed in the future. At December 31, 2019 and 2018, liabilities for loyalty program incentives of $80 million and $73 million, respectively, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets. The Company’s largest loyalty program is at OpenTable, where points can be redeemed for rewards such as qualifying reservations at participating restaurants, third-party gift cards and accommodation reservations booked through some of the Company’s other platforms. The estimated fair value of the loyalty points that are expected to be redeemed is recognized as a reduction of revenue at the time the incentives are granted. In the first quarter of 2018, OpenTable introduced a three-year time-based expiration for points earned by diners, which reduced its loyalty program liability by $27 million, with a corresponding increase to revenue.

In addition to the loyalty programs, at December 31, 2019 and 2018, liabilities of $22 million and $61 million, respectively, for other incentive programs, such as referral bonuses, credits and discounts, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.  In the third quarter of 2019, the Company recorded a decrease of $37 million to the liability for loyalty and other incentive programs, based on changes to estimates of the amounts expected to be redeemed, with a corresponding increase to revenue.

4.	STOCK-BASED COMPENSATION

The Company's 1999 Omnibus Plan, as amended and restated effective June 7, 2018, (the "1999 Plan") is the primary stock compensation plan from which broad-based employee, non-employee director and consultant equity awards may be made.  At December 31, 2019, there were 1,833,091 shares of common stock available for future grant under the 1999 Plan. In addition, under plans assumed in connection with various acquisitions, there were 72,006 shares of common stock available for future grant at December 31, 2019.

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

Stock-based compensation included in "Personnel" expenses in the Consolidated Statements of Operations was $308 million, $317 million and $261 million for the years ended December 31, 2019, 2018 and 2017, respectively.  Stock-based compensation for the years ended December 31, 2019, 2018 and 2017 includes a benefit of $4 million and charges of $48 million and $11 million, respectively, representing the impact of adjusting the estimated probable outcome at the end of the performance period for outstanding unvested performance share units.  The related tax benefit for stock-based compensation was $38 million, $36 million and $46 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Share-based awards granted by the Company during the years ended December 31, 2019, 2018 and 2017 had aggregate grant-date fair values of $380 million, $337 million and $304 million, respectively.  Restricted stock units and performance share units that vested during the years ended December 31, 2019, 2018, and 2017 had aggregate fair values at vesting of $373 million, $415 million and $251 million, respectively. At December 31, 2019, there was $413 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units

The following table summarizes the activity of restricted stock units for employees and non-employee directors during the years ended December 31, 2017, 2018 and 2019:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2016	195,059	$1,300

Granted	100,614	$1,745
Vested	(67,041)	$1,302
Forfeited/Canceled	(24,671)	$1,430
Unvested at December 31, 2017	203,961	$1,503

Granted	116,583	$2,025
Vested	(69,693)	$1,389
Forfeited/Canceled	(25,868)	$1,731
Unvested at December 31, 2018	224,983	$1,783

Granted	157,205	$1,739
Vested	(95,484)	$1,653
Forfeited/Canceled	(29,959)	$1,812
Unvested at December 31, 2019	256,745	$1,801

The Company makes broad-based grants of restricted stock units that generally vest during a period of one- to three-years, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability.

Performance Share Units

The following table summarizes the activity of performance share units for employees during the years ended December 31, 2017, 2018 and 2019:

Performance Share Units	Shares	Weighted-Average Grant Date Fair Value

Unvested at December 31, 2016	320,547	$1,288

Granted	73,893	$1,735
Vested	(76,730)	$1,328
Performance Shares Adjustment	19,357	$1,501
Forfeited/Canceled	(16,332)	$1,395
Unvested at December 31, 2017	320,735	$1,386

Granted	49,721	$2,034
Vested	(134,549)	$1,250
Performance Shares Adjustment	66,245	$1,872
Forfeited/Canceled	(15,573)	$1,685
Unvested at December 31, 2018	286,579	$1,659

Granted	61,912	$1,716
Vested	(118,668)	$1,346
Performance Shares Adjustment	(683)	$1,729
Forfeited/Canceled	(13,057)	$1,769
Unvested at December 31, 2019	216,083	$1,835

The Company grants performance share units to executives and certain other employees, which generally vest at the end of a three-year period, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability. Stock-based compensation related to performance share units reflects the estimated probable outcome at the end of the performance period.  Performance share units are payable in shares of the Company's common stock upon vesting. The number of shares which ultimately will vest depends on achieving certain performance metrics by the end of the performance period, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.

The following table summarizes the estimated vesting of performance share units granted in 2019, 2018 and 2017, net of forfeiture and vesting since the respective grant dates, at December 31, 2019:

Performance Share Units, by grant year	2019	2018	2017
Shares probable to be issued	60,588	76,560	78,935
Shares not subject to the achievement of minimum performance thresholds	47,170	29,753	N/A*
Shares that could be issued if maximum performance thresholds are met	121,176	82,126	N/A*

* The performance period for the performance share units granted in 2017 ended on December 31, 2019.
Stock Options

All outstanding employee stock options were assumed in acquisitions, and generally have a term of 10 years from the grant date. At December 31, 2019, all stock options were vested and exercisable. The aggregate intrinsic value of employee stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $20 million, $5 million and $26 million, respectively.

The following table summarizes the activity for stock options during the year ended December 31, 2019:

Employee Stock Options	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Term (in years)
Balance, December 31, 2018	27,263	$387	$36	2.8
Exercised	(12,141)	$266
Balance, December 31, 2019	15,122	$484	$24	2.6
Vested and exercisable at December 31, 2019	15,122	$484	$24	2.6

5.	INVESTMENTS
     See Note 2 for the Company's accounting policy related to its investments.
The following table summarizes, by major security type, the Company's investments at December 31, 2019 (in millions):

prv	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Short-term investments in marketable securities:
Debt securities:
International government securities	$109	$—	$—	$109
U.S. government securities	138	—	—	138
Corporate debt securities	751	1	(1)	751
Total	$998	$1	$(1)	$998

Long-term investments:
Investments in marketable securities:
Debt securities:
International government securities	$68	$—	$—	$68
U.S. government securities	136	—	(1)	135
Corporate debt securities	963	2	(2)	963
Trip.com Group convertible debt securities	775	—	(8)	767
Equity securities	1,117	684	(8)	1,793
Investments in private companies:
Debt securities	250	—	—	250
Equity securities	501	—	—	501
Total	$3,810	$686	$(19)	$4,477

The following table summarizes, by major security type, the Company's investments at December 31, 2018 (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Short-term investments in marketable securities:
Debt securities:
International government securities	$314	$—	$—	$314
U.S. government securities	658	—	(2)	656
Corporate debt securities	2,693	—	(12)	2,681
U.S. government agency securities	1	—	—	1
Commercial paper	7	—	—	7
Time deposits and certificates of deposit	1	—	—	1
Total	$3,674	$—	$(14)	$3,660

Long-term investments:
Investments in marketable securities:
Debt securities:
International government securities	$797	$3	$—	$800
U.S. government securities	299	—	(6)	293
Corporate debt securities	4,445	4	(48)	4,401
Trip.com Group convertible debt securities	1,275	—	(98)	1,177
Equity securities	1,105	3	(72)	1,036
Investments in private companies:
Debt securities	200	—	—	200
Equity securities	501	—	—	501
Total	$8,622	$10	$(224)	$8,408

Investments in Marketable Securities

Investments in Marketable Debt Securities

Investments in marketable debt securities are reported at estimated fair value with the aggregate unrealized gains and losses, net of tax, reflected in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The Company's investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business.  At December 31, 2019, the weighted-average life of the Company’s investments in marketable debt securities, excluding its investment in Trip.com Group convertible debt securities, was approximately 1.1 years with an average credit quality of A+/A1/A+.

The Company invests in international government securities with high credit quality. At December 31, 2019, investments in international government securities principally included debt securities issued by the governments of the Netherlands, Germany, France, Finland and Belgium.  At December 31, 2019, the Company does not consider any of its investments in marketable debt securities to be other-than-temporarily impaired.

Investments in Trip.com Group

At December 31, 2019, the Company had $775 million invested in convertible senior notes issued at par value by Trip.com Group with maturity dates ranging from May 2020 to December 2025. The strategic investments in Trip.com Group, including $250 million of convertible notes due May 2020, were classified as "Long-term investments" in the Consolidated Balance Sheet at December 31, 2019. In August 2019, the Company's August 2014 investment of $500 million in Trip.com Group's convertible notes was repaid on maturity. The Trip.com Group convertible notes have been marked-to-market in accordance with the accounting guidance for available-for-sale securities, with the aggregate unrealized gains and losses, net of tax, reflected in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The Company has also invested

$655 million in Trip.com Group American Depositary Shares ("ADSs"), which had a fair value of $726 million and $585 million at December 31, 2019 and December 31, 2018, respectively. "Net unrealized gains (losses) on marketable equity securities" in the Consolidated Statements of Operations includes a net unrealized gain of $141 million and a net unrealized loss of $368 million for the years ended December 31, 2019 and 2018, respectively, related to Trip.com Group ADSs.

Certain Trip.com Group convertible notes include a put option allowing the Company, at its option, to require prepayment in cash from Trip.com Group at certain points of time. The Company determined that the economic characteristics and risks of the put options are clearly and closely related to the notes, and therefore did not meet the requirement for separate accounting as embedded derivatives. The Company monitors the conversion features of these notes to determine whether they meet the definition of an embedded derivative during each reporting period. The conversion feature associated with the $25 million convertible notes issued in 2016 meets the definition of an embedded derivative that requires separate accounting. The embedded derivative is bifurcated for fair value measurement purposes only and is reported in the Consolidated Balance Sheets with its host contract in "Long-term investments." The mark-to-market adjustments of the embedded derivative are included in "Foreign currency transactions and other" in the Company's Consolidated Statements of Operations.

Investment in Meituan Dianping

In 2017, the Company invested $450 million in preferred shares of Meituan Dianping, the leading e-commerce platform for local services in China. The investment has been classified as a marketable equity security since Meituan Dianping's initial public offering in 2018. The investment had a fair value of $1.1 billion and $451 million at December 31, 2019 and 2018, respectively. "Net unrealized gains (losses) on marketable equity securities" in the Consolidated Statements of Operations includes unrealized gains of $602 million and $1 million for the years ended December 31, 2019 and 2018, respectively, related to this investment.
Investments in Private Companies
Equity Securities without Readily Determinable Fair Value

The Company held investments in equity securities of private companies of $501 million at both December 31, 2019 and 2018, principally related to the Company's investment of $500 million in 2018 in preferred shares of Didi Chuxing, the leading mobile transportation and ride-hailing platform in China. These investments are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer and are included in "Long-term investments" in the Company's Consolidated Balance Sheets. The Company determined that no adjustments were required to the carrying value of these investments at December 31, 2019.

Debt Securities

The Company held investments in preferred shares of private companies of $250 million and $200 million at December 31, 2019 and 2018, respectively. These investments are classified as debt securities for accounting purposes and categorized as available-for-sale. The preferred shares are convertible to ordinary shares at the Company’s option and are mandatorily convertible upon an initial public offering. The preferred shares also contain a redemption feature that can be exercised by the Company after certain points of time. These features have been evaluated as embedded derivatives, however, they do not meet the requirements to be accounted for separately. The investments are reported at estimated fair value in "Long-term investments" in the Company's Consolidated Balance Sheets, with the aggregate unrealized gains and losses, net of tax, reflected in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets.

6.    FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value at December 31, 2019 are classified in the categories described in the tables below (in millions):

	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents and restricted cash equivalents:
Money market funds	$5,734	$—	$—	$5,734
Corporate debt securities	—	2	—	2
Time deposits and certificates of deposit	29	—	—	29
Short-term investments in marketable securities:
International government securities	—	109	—	109
U.S. government securities	—	138	—	138
Corporate debt securities	—	751	—	751
Long-term investments:
Investments in marketable securities:
International government securities	—	68	—	68
U.S. government securities	—	135	—	135
Corporate debt securities	—	963	—	963
Trip.com Group convertible debt securities	—	767	—	767
Equity securities	1,793	—	—	1,793
Investments in private companies:
Debt securities	—	—	250	250
Derivatives:
Foreign currency exchange derivatives	—	12	—	12
Total assets at fair value	$7,556	$2,945	$250	$10,751

LIABILITIES
Foreign currency exchange derivatives	$—	$5	$—	$5

Financial assets carried at fair value at December 31, 2018 are classified in the categories described in the tables below (in millions):

	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents and restricted cash equivalents:
Money market funds	$2,061	$—	$—	$2,061
International government securities	—	21	—	21
U.S. government securities	—	1	—	1
Commercial paper	—	2	—	2
Time deposits and certificates of deposit	25	—	—	25
Short-term investments in marketable securities:
International government securities	—	314	—	314
U.S. government securities	—	656	—	656
Corporate debt securities	—	2,681	—	2,681
U.S. government agency securities	—	1	—	1
Commercial paper	—	7	—	7
Time deposits and certificates of deposit	1	—	—	1
Long-term investments:
Investments in marketable securities:
International government securities	—	800	—	800
U.S. government securities	—	293	—	293
Corporate debt securities	—	4,401	—	4,401
Trip.com Group convertible debt securities	—	1,177	—	1,177
Equity securities	1,036	—	—	1,036
Investments in private companies:
Debt securities	—	—	200	200
Derivatives:
Foreign currency exchange derivatives	—	4	—	4
Total assets at fair value	$3,123	$10,358	$200	$13,681

The table above does not include contingent consideration related to a business acquisition (see Note 20).

There are three levels of inputs to measure fair value.  The definition of each input is described below:

Level 1:	Quoted prices in active markets that are accessible by the Company at the measurement date for identical assets and liabilities.

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

The investments in private companies that are accounted for as debt securities with an aggregate fair value of $250 million and $200 million at December 31, 2019 and 2018, respectively, were considered a "Level 3" valuation and measured using management's estimates that incorporate current market participant expectations of future cash flows considered alongside recent financing transactions of the investees and other relevant information. See Note 5 for further information related to these investments.

The Company's derivative instruments are valued using pricing models.  Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility and foreign currency exchange rates. Derivatives are considered "Level 2" fair value measurements. The Company's derivative instruments are typically short-term in nature.

At December 31, 2019 and 2018, the Company's cash consisted of bank deposits.  Other financial assets and liabilities, including restricted cash, accounts receivable, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these items. See Note 12 for the estimated fair value of the Company's outstanding senior notes and Note 5 for information related to an embedded derivative associated with the $25 million Trip.com Group convertible notes issued in 2016.

Derivatives Not Designated as Hedging Instruments

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations.  The Company mitigates these risks by following established risk management policies and procedures, including the use of derivatives.  The Company enters into foreign currency derivative contracts to hedge translation risks from short-term foreign currency exchange rate fluctuations for the Euro, British Pound Sterling and certain other currencies versus the U.S. Dollar. The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in foreign currency exchange rates on its transactional balances denominated in currencies other than the functional currency. See Note 2 for the Company's accounting policy related to derivative financial instruments.

The table below provides fair value and notional amount of foreign currency exchange derivatives outstanding at December 31, 2019 and 2018 (in millions). The notional amount of a foreign currency forward contract is the contracted amount of foreign currency to be exchanged and is not recorded on the balance sheet.

	December 31, 2019	December 31, 2018
Fair value of derivative assets	$12	$4
Fair value of derivative liabilities	5	—

Notional amount:
Foreign currency purchases	1,770	1,324
Foreign currency sales	901	921

The effect of foreign currency exchange derivatives recorded in "Foreign currency transactions and other" in the Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017 is as follows (in millions):

	For the Year Ended December 31,
	2019	2018	2017
(Losses) gains on foreign currency exchange derivatives	$(19)	$(44)	$43

7.	ACCOUNTS RECEIVABLE, NET

Accounts receivable in the Consolidated Balance Sheets at December 31, 2019 and 2018 includes receivables from customers of $1.2 billion for each period and receivables from marketing affiliates of $110 million and $67 million, respectively. See Note 2 for the Company's accounting policy related to receivables from customers. The remaining balance principally relates to receivables from third-party payment processors.

The Company records a provision for uncollectible receivables from customers and marketing affiliates. See Note 2 for the Company's accounting policy related to allowance for doubtful accounts. Changes in allowance for doubtful accounts for receivables from customers and marketing affiliates consist of the following (in millions):

	For the Year Ended December 31,
	2019	2018	2017
Balance, beginning of year	$51	$35	$21
Provision charged to expense	69	79	46
Write-offs and adjustments	(70)	(62)	(35)
Foreign currency translation adjustments	(1)	(1)	3
Balance, end of year	$49	$51	$35

8.	NET INCOME PER SHARE

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

The Company's convertible notes have net share settlement features requiring the Company upon conversion to settle the principal amount of the debt for cash and the conversion premium for cash or shares of the Company's common stock, at the Company's option.  Under the treasury stock method, if the conversion prices for the convertible notes exceed the Company's average stock price for the period, the convertible notes generally have no impact on diluted net income per share. The convertible notes are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury stock method.

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted earnings per share is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Weighted-average number of basic common shares outstanding	43,082	47,446	48,994
Weighted-average dilutive stock options, restricted stock units and performance share units	203	236	295
Assumed conversion of convertible senior notes	224	335	665
Weighted-average number of diluted common and common equivalent shares outstanding	43,509	48,017	49,954

9.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net at December 31, 2019 and 2018 consist of the following (in millions):

	2019	2018	Estimated Useful Lives (years)
Computer equipment	$736	$616	2 to 4 years
Capitalized software	442	348	2 to 5 years
Leasehold improvements	265	242	1 to 13 years
Office equipment, furniture and fixtures	61	55	2 to 7 years
Building construction-in-progress	161	88
Total	1,665	1,349
Less: Accumulated depreciation	(927)	(693)
Property and equipment, net	$738	$656

Depreciation expense was $294 million, $248 million and $187 million for the years ended December 31, 2019, 2018 and 2017, respectively.

10.	LEASES

See Note 2 for the Company's accounting policy related to leases.

The Company has operating leases for office space, data centers and the land for Booking.com's future headquarters (see Note 16). As of December 31, 2019, the Company’s weighted-average discount rate and weighted-average remaining lease term were approximately 2.0% and 7.8 years, respectively. The Company had no finance leases as of December 31, 2019.

The Company recognized the following related to leases in its Consolidated Balance Sheet at December 31, 2019 (in millions):

	Classification in Consolidated Balance Sheet	December 31, 2019
Operating lease assets	Operating lease assets	$620
Lease Liabilities:
Current operating lease liabilities	Accrued expenses and other current liabilities	$161
Non-current operating lease liabilities	Operating lease liabilities	462
Total operating lease liabilities		$623

As of December 31, 2019, the operating lease liabilities will mature over the following periods (in millions):

2020	$172
2021	151
2022	100
2023	62
2024	42
Thereafter	163
Total remaining lease payments	$690
Less: Imputed interest	(67)
Total operating lease liabilities	$623

As of December 31, 2019, the Company has entered into leases that have not yet commenced with future lease payments of approximately $10 million which are not reflected in the table above. These leases will commence by 2021 with lease terms of up to 5 years and will be recognized upon lease commencement. In addition, the Company entered into an agreement to sign a future lease in the city of Manchester in the United Kingdom for the future headquarters of Rentalcars.com (see Note 16).
At December 31, 2018, minimum lease payments for operating leases having an initial term in excess of one year under the previous lease standard ("ASC 840") were as follows (in millions):

2019	$164
2020	142
2021	110
2022	66
2023	52
Thereafter	190
Total minimum lease payments	$724

The Company recognized the following related to operating leases in its Consolidated Statement of Operations (in millions):

	Classification in Consolidated Statement of Operations	Year Ended December 31, 2019
Lease expense	General and administrative and Information technology	$183
Variable lease expense	General and administrative and Information technology	56
Less: Sublease income	General and administrative	(2)
Total lease expense, net of sublease income		$237
For the years ended December 31, 2018 and 2017, the Company recognized lease expense of $149 million and $120 million, respectively, under ASC 840.

Supplemental cash flow information related to operating leases is as follows (in millions):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$189
Operating lease assets obtained in exchange for operating lease liabilities	155
"Operating lease amortization" presented in the operating activities section of the Consolidated Statement of Cash Flows reflects the portion of the operating lease expense from the amortization of the operating lease assets.

11.	INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at December 31, 2019 and 2018 consist of the following (in millions):

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period

Supply and distribution agreements	$1,100	$(472)	$628	$1,099	$(408)	$691	3 - 20 years

Technology	170	(129)	41	173	(121)	52	1 - 7 years

Internet domain names	40	(32)	8	41	(30)	11	5 - 20 years

Trade names	1,811	(534)	1,277	1,810	(439)	1,371	4 - 20 years

Other intangible assets	2	(2)	—	3	(3)	—	Up to 15 years
Total intangible assets	$3,123	$(1,169)	$1,954	$3,126	$(1,001)	$2,125

Intangible assets are amortized on a straight-line basis.  Amortization expense was $175 million, $178 million and $176 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The annual estimated amortization expense for intangible assets for the next five years and thereafter is expected to be as follows (in millions):

2020	$167
2021	160
2022	157
2023	155
2024	155
Thereafter	1,160
$1,954

The changes in the balance of goodwill for the years ended December 31, 2019 and 2018 consist of the following (in millions):

	2019	2018
Balance, beginning of year (1)	$2,910	$2,738
Acquisitions	7	212
Foreign currency translation adjustments	(4)	(40)
Balance, end of year (1)	$2,913	$2,910

(1) The balances are net of an OpenTable goodwill impairment charge of $941 million recognized in 2016.

A substantial portion of the Company's intangible assets and goodwill relates to the acquisition of OpenTable and KAYAK. At September 30, 2019, the Company performed its annual goodwill impairment testing and concluded that there was no impairment of goodwill. Since the annual impairment test, there have been no events or changes in circumstances to indicate a potential impairment to the Company's goodwill. In addition, the Company did not identify any impairment indicators for the Company's other long-lived assets at December 31, 2019.

12.	DEBT

Short-term Borrowing

On December 31, 2018, the Company had a bank overdraft of $25 million, which was repaid in January 2019. The bank overdraft is reported in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet at December 31, 2018.

Revolving Credit Facility

In August 2019, the Company entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. Borrowings under the revolving credit facility will bear interest, at the Company’s option, at a rate per annum equal to either (i) the London Inter-bank Offered Rate, or if such London Inter-bank Offered Rate is no longer available, the agreed alternate rate of interest ("LIBOR") (but no less than 0%) for the interest period in effect for such borrowing plus an applicable margin ranging from 0.875% to 1.50%; or (ii) for U.S. Dollar-denominated loans only, the sum of (x) the greatest of (a) JPMorgan Chase Bank, N.A.'s prime lending rate, (b) the U.S. federal funds rate plus 0.50% and (c) LIBOR (but no less than 0%) for an interest period of one month plus 1.00%, plus (y) an applicable margin ranging from 0% to 0.50%. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.07% to 0.20%.

The revolving credit facility provides for the issuance of up to $80 million of letters of credit as well as borrowings of up to $100 million on same-day notice, referred to as swingline loans. Other than swingline loans, which are available only in U.S. Dollars, borrowings and letters of credit under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility can be used for working capital and general corporate purposes, including acquisitions, share repurchases and debt repayments. At December 31, 2019, there were no borrowings outstanding and $5 million of letters of credit issued under this revolving credit facility.

Upon entering into this new revolving credit facility, the Company terminated its $2.0 billion five-year revolving credit facility entered into in June 2015. At December 31, 2018, there were no borrowings outstanding and $5 million of letters of credit issued under the prior revolving credit facility. During the first half of 2019, the Company made several short-term borrowings under the prior revolving credit facility totaling $400 million with a weighted-average interest rate of 3.5%, all of which were repaid prior to June 30, 2019.

Outstanding Debt

Outstanding debt at December 31, 2019 consists of the following (in millions):

December 31, 2019	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current Liabilities:
0.35% Convertible Senior Notes due June 2020	$1,000	$(12)	$988
Long-term debt:
0.9% Convertible Senior Notes due September 2021	$1,000	$(39)	$961
0.8% (€1 Billion) Senior Notes due March 2022	1,123	(3)	1,120
2.15% (€750 Million) Senior Notes due November 2022	842	(3)	839
2.75% Senior Notes due March 2023	500	(2)	498
2.375% (€1 Billion) Senior Notes due September 2024	1,123	(9)	1,114
3.65% Senior Notes due March 2025	500	(2)	498
3.6% Senior Notes due June 2026	1,000	(5)	995
1.8% (€1 Billion) Senior Notes due March 2027	1,123	(5)	1,118
3.55% Senior Notes due March 2028	500	(3)	497
Total long-term debt	$7,711	$(71)	$7,640

Outstanding debt at December 31, 2018 consists of the following (in millions):

December 31, 2018	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Long-term debt:
0.35% Convertible Senior Notes due June 2020	$1,000	$(39)	$961
0.9% Convertible Senior Notes due September 2021	1,000	(61)	939
0.8% (€1 Billion) Senior Notes due March 2022	1,143	(5)	1,138
2.15% (€750 Million) Senior Notes due November 2022	858	(4)	854
2.75% Senior Notes due March 2023	500	(3)	497
2.375% (€1 Billion) Senior Notes due September 2024	1,143	(10)	1,133
3.65% Senior Notes due March 2025	500	(3)	497
3.6% Senior Notes due June 2026	1,000	(6)	994
1.8% (€1 Billion) Senior Notes due March 2027	1,143	(4)	1,139
3.55% Senior Notes due March 2028	500	(3)	497
Total long-term debt	$8,787	$(138)	$8,649

Based on the closing price of the Company's common stock for the prescribed measurement periods for the three months ended December 31, 2019 and 2018, the contingent conversion thresholds on the 2020 Notes (as defined below) and 2021 Notes (as defined below) were not exceeded; therefore, these notes were not convertible at the option of the holder.

Fair Value of Debt

At December 31, 2019 and 2018, the estimated fair value of the outstanding debt was approximately $9.8 billion and $9.3 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period.  A substantial portion of the fair value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the convertible senior notes.

Convertible Senior Notes

If the note holders exercise their option to convert, the Company delivers cash to repay the principal amount of the notes and delivers shares of common stock or cash, at its option, to satisfy the conversion value in excess of the principal amount.  If the Company's convertible debt is redeemed or converted prior to maturity, a gain or loss on extinguishment is recognized. The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value. To estimate the fair value of the debt at the conversion date, the Company estimates the borrowing rate, considering its credit rating and similar debt of comparable corporate issuers without the conversion feature.

Description of Convertible Senior Notes

In August 2014, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due September 15, 2021, with an interest rate of 0.9% (the "2021 Notes"). The Company paid $11 million in debt issuance costs during the year ended December 31, 2014, related to this offering. The 2021 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $2,055.50 per share. The 2021 Notes are convertible, at the option of the holder, prior to September 15, 2021, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2021 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2021 Notes in an aggregate value ranging from $0 to $375 million depending upon the date of the transaction and the then current stock price of the Company. Starting on June 15, 2021, holders will have the right to convert all or any portion of the 2021 Notes, regardless of the Company's stock price. The 2021 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2021 Notes for cash in certain circumstances.  Interest on the 2021 Notes is payable on March 15 and September 15 of each year. At December 31, 2019, the if-converted value of the 2021 Notes did not exceed the aggregate principal amount.

In May 2013, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due June 15, 2020, with an interest rate of 0.35% (the "2020 Notes"). The 2020 Notes were issued with an initial discount of $20 million. The Company paid $1 million in debt issuance costs during the year ended December 31, 2013, related to this offering. The 2020 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $1,315.10 per share. The 2020 Notes are convertible, at the option of the holder, prior to June 15, 2020, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2020 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2020 Notes in an aggregate value ranging from $0 to $397 million depending upon the date of the transaction and the then current stock price of the Company. Starting on March 15, 2020, holders will have the right to convert all or any portion of the 2020 Notes, regardless of the Company's stock price. The 2020 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2020 Notes for cash in certain circumstances.  Interest on the 2020 Notes is payable on June 15 and December 15 of each year. At December 31, 2019, the if-converted value of the 2020 Notes exceeded the aggregate principal amount by $488 million.

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

Cash-settled convertible debt, such as the Company's convertible senior notes, is separated into debt and equity components at issuance and each component is assigned a value.  The value assigned to the debt component is the estimated fair value, at the issuance date, of a similar bond without the conversion feature.  The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount. Debt discount is amortized using the effective interest rate method over the period from the origination date through the stated maturity date. The Company estimated the borrowing rates at debt origination to be 3.18% for the 2021 Notes, 3.13% for the 2020 Notes and 3.50% for the 2018 Notes, considering its credit rating and similar debt of comparable corporate issuers without the conversion feature.  The yield to maturity was estimated at an at-market coupon priced at par.

Debt discount, after tax of $83 million ($143 million before tax) related to the 2021 Notes, $92 million ($154 million before tax) related to the 2020 Notes and $81 million ($135 million before tax) related to the 2018 Notes less financing costs associated with the equity component of the respective convertible notes was recorded in "Additional paid-in capital" in the Consolidated Balance Sheets at debt origination.

For the years ended December 31, 2019, 2018 and 2017, the Company recognized interest expense of $62 million, $66 million and $94 million, respectively, related to convertible notes, which is almost entirely comprised of the amortization of debt discount of $48 million, $50 million and $68 million, respectively, and the contractual coupon interest of $12 million, $14 million and $21 million, respectively. For the years ended December 31, 2019, 2018 and 2017, included in the amortization of debt discount mentioned above was $3 million of original issuance discount related to the 2020 Notes for each period. The remaining interest expense relates to the amortization of debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt. The weighted-average effective interest rates for the years ended December 31, 2019, 2018 and 2017 are 3.2%, 3.2% and 3.4%, respectively.

Other Long-term Debt

Other long-term debt had a total carrying value of $6.7 billion at both December 31, 2019 and 2018. Debt discount is amortized using the effective interest rate method over the period from the origination date through the stated maturity date.  The following table summarizes the information related to other long-term debt:

Other Long-term Debt	Period of Issuance	Effective Interest Rate at Debt Origination	Timing of Interest Payments
0.8% Senior Notes due March 2022	March 2017	0.84%	Annually in March
2.15% Senior Notes due November 2022	November 2015	2.20%	Annually in November
2.75% Senior Notes due March 2023	August 2017	2.78%	Semi-annually in March and September
2.375% Senior Notes due September 2024	September 2014	2.48%	Annually in September
3.65% Senior Notes due March 2025	March 2015	3.68%	Semi-annually in March and September
3.6% Senior Notes due June 2026	May 2016	3.62%	Semi-annually in June and December
1.8% Senior Notes due March 2027	March 2015	1.80%	Annually in March
3.55% Senior Notes due March 2028	August 2017	3.56%	Semi-annually in March and September

For the years ended December 31, 2019, 2018 and 2017, the Company recognized interest expense of $166 million, $170 million and $145 million, respectively, related to other long-term debt, which was almost entirely comprised of $160 million, $163 million and $139 million, respectively, related to the contractual coupon interest. The remaining interest expense relates to the amortization of debt discount and debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt.

Historically, the aggregate principal value of the Euro-denominated Senior Notes maturing in March 2022, November 2022, September 2024 and March 2027 (collectively the "Euro-denominated debt") and accrued interest thereon had been designated as a hedge of the Company's net investment in a Euro functional currency subsidiary. Beginning in the second quarter of 2019, the Company has only designated certain portions of the aggregate principal value of the Euro-denominated debt as a hedge. For the year ended December 31, 2019, the carrying value of the portions of Euro-denominated debt, including accrued interest, designated as a net investment hedge, ranged from $2.4 billion to $4.3 billion. The foreign currency transaction gains or losses on these Euro-denominated liabilities are measured based upon changes in spot rates. The foreign currency transaction gains or losses on the Euro-denominated debt that is designated as a hedging instrument for accounting purposes are recorded in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The net assets of this Euro functional currency subsidiary are translated into U.S. Dollars at each balance sheet date, with the effects of foreign currency changes also reported in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument are recognized in "Foreign currency transactions and other" in the Consolidated Statement of Operations.

13.	TREASURY STOCK

At December 31, 2018, the Company had a total remaining authorization of $4.5 billion to repurchase its common stock related to a program authorized by the Company's Board of Directors in 2018 for $8.0 billion. In the second quarter of 2019, the Company's Board of Directors authorized an additional program to repurchase up to $15.0 billion of the Company's common stock. At December 31, 2019, the Company had a total remaining authorization of $11.5 billion to repurchase its common stock. The Company has continued to make repurchases of its common stock in the first quarter of 2020 and may continue to make repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Whether and when to initiate and/or complete any repurchase of common stock and the amount of common stock to be repurchased will be determined at the Company's discretion. Additionally, the Board of Directors has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities during the years ended December 31, 2019, 2018 and 2017 (in millions, except for shares, which are reflected in thousands):

	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	4,358	$8,002	3,020	$5,850	969	$1,744
General authorization for shares withheld on stock award vesting	87	151	80	162	57	100
Total	4,445	$8,153	3,100	$6,012	1,026	$1,844

Shares repurchased in December and settled in following January	19	$40	43	$74	18	$32

For the years ended December 31, 2019, 2018 and 2017, the Company remitted $151 million, $163 million and $101 million of employee withholding taxes, respectively, to the tax authorities, which is different from the aggregate cost of the shares withheld for taxes for each year due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Consolidated Statements of Cash Flows.

At December 31, 2019, there were 21,762,070 shares of the Company's common stock held in treasury.

14.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

The table below presents the changes in the balances of accumulated other comprehensive income (loss) ("AOCI") by component for the years ended December 31, 2017, 2018 and 2019 (in millions):

	Foreign currency translation adjustments, net of tax					Net unrealized gains (losses) on available-for-sale securities, net of tax (1)			Total AOCI, net of tax
	Foreign currency translation		Net Investment Hedges (2)		Total, net of tax	Before tax	Tax (expense) benefit(4)	Total, net of tax
	Before tax	Tax benefit(3)	Before tax	Tax (expense) benefit
Balance, December 31, 2016	$(460)	$—	$258	$(110)	$(312)	$186	$(9)	$177	(135)

Other Comprehensive Income ("OCI") before reclassifications	670	—	(548)	175	297	158	(81)	77	374
Amounts reclassified to net income (5)	—	—	—	—	—	(1)	—	(1)	(1)
OCI for the period	670	—	(548)	175	297	157	(81)	76	373
Balance, December 31, 2017	$210	$—	$(290)	$65	$(15)	$343	$(90)	$253	$238

OCI before reclassifications	(319)	41	217	(53)	(114)	(201)	2	(199)	(313)
OCI for the period	(319)	41	217	(53)	(114)	(201)	2	(199)	(313)
Amounts reclassified to retained earnings(2)	—	—	—	—	—	(299)	58	(241)	(241)
Balance, December 31, 2018	$(109)	$41	$(73)	$12	$(129)	$(157)	$(30)	$(187)	$(316)

OCI before reclassifications	(77)	13	71	(17)	(10)	161	(37)	124	114
Amounts reclassified to net income (5)	—	—	—	—	—	(11)	22	11	11
OCI for the period	(77)	13	71	(17)	(10)	150	(15)	135	125
Balance, December 31, 2019	$(186)	$54	$(2)	$(5)	$(139)	$(7)	$(45)	$(52)	$(191)

(1)         Upon the adoption of the accounting update on financial instruments on January 1, 2018, the Company reclassified net unrealized gains, net of tax, of $241 million ($299 million before tax) related to marketable equity securities from AOCI to retained earnings. Changes in fair value of marketable equity securities subsequent to January 1, 2018 are recognized in net income rather than "Accumulated other comprehensive loss" in the Consolidated Balance Sheets (see Note 2).

(2)         Net investment hedges balance, net of tax, at December 31, 2016, 2017, 2018 and 2019 include accumulated net losses from fair value adjustments of $35 million ($53 million before tax) associated with previously settled derivatives that were designated as net investment hedges. The remaining balances relate to foreign currency transaction gains (losses) and related tax benefits (expenses) associated with the Company's Euro-denominated debt that is designated as a hedge against the impact of currency fluctuations on the net assets of a Euro functional currency subsidiary (see Notes 2 and 12).
(3)         The tax benefits relate to foreign currency translation adjustments to the Company's one-time deemed repatriation tax liability recorded at December 31, 2017 and foreign earnings for periods after December 31, 2017 that are subject to U.S. federal and state income tax, resulting from the enactment of the U.S. Tax Cuts and Jobs Act (the "Tax Act"). Prior to January 1, 2018, foreign currency translation adjustments were not subject to U.S. federal and state income taxes as a result of the Company's intention to indefinitely reinvest the earnings of its international subsidiaries outside of the United States.
(4)         The tax expense for the year ended December 31, 2017 includes a U.S. deferred tax expense of $63 million related to net cumulative unrealized gains associated with certain international investments.
(5)         The reclassified net gains on available-for-sale securities, before tax, are included in "Foreign currency transactions and other" and the reclassified tax expenses are included in "Income tax expense" in the Consolidated Statements of Operations. For the year ended December 31, 2019, the reclassified tax expenses includes a tax expense of $21 million related to the maturity in August 2019 of the Company's investment of $500 million in Trip.com Group convertible notes (see Note 5).

15.	INCOME TAXES

International pre-tax income was $5.7 billion, $4.8 billion and $4.5 billion for the years ended December 31, 2019, 2018 and 2017, respectively. U.S. pre-tax income was $213 million and $47 million for the years ended December 31, 2019 and 2018, respectively, and U.S. pre-tax loss was $122 million for the year ended December 31, 2017.

Provision for Income Taxes

The income tax expense (benefit) for the year ended December 31, 2019 is as follows (in millions):

	Current	Deferred	Total
International	$915	$(12)	$903
U.S. Federal	22	166	188
U.S. State	34	(32)	2
Total	$971	$122	$1,093

The income tax expense (benefit) for the year ended December 31, 2018 is as follows (in millions):

	Current	Deferred	Total
International	$887	$(3)	$884
U.S. Federal	45	(107)	(62)
U.S. State	55	(40)	15
Total	$987	$(150)	$837

The income tax expense (benefit) for the year ended December 31, 2017 is as follows (in millions):

	Current	Deferred	Total
International	$756	$(10)	$746
U.S. Federal	1,327	(57)	1,270
U.S. State	7	35	42
Total	$2,090	$(32)	$2,058

U.S. Tax Reform

In December 2017, the Tax Act was enacted into law in the United States. The Tax Act made significant changes to U.S. federal tax law, including a reduction in the U.S. federal statutory tax rate from 35% to 21%, effective January 1, 2018. The Tax Act imposed a one-time deemed repatriation tax on accumulated unremitted international earnings, to be paid over eight years. The Company recorded provisional income tax expense of approximately $1.6 billion during the year ended December 31, 2017 in accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), which included U.S. state income taxes and international withholding taxes, related to the mandatory deemed repatriation of estimated accumulated international earnings of approximately $16.5 billion. The Company also recorded a provisional net income tax benefit of $217 million during the year ended December 31, 2017 related to the remeasurement of the Company’s U.S. deferred tax assets and liabilities due to the reduction of the U.S. federal statutory rate from 35% to 21%. The Company expected to use approximately $204 million of deferred tax assets related to federal net operating loss carryforwards ("NOLs") and approximately $46 million of other tax credit carryforwards, and accordingly, reduced the transition tax liability to approximately $1.3 billion, which was included in "Long-term U.S. transition tax liability" in the Consolidated Balance Sheet as of December 31, 2017.

In 2018, the Company recorded an income tax benefit of $46 million to adjust its provisional income tax expense that was recorded during the year ended December 31, 2017 relating to the federal one-time deemed repatriation liability, as well as U.S. state income taxes and international withholding taxes associated with the mandatory deemed repatriation. In addition, the Company recorded an income tax benefit of $2 million in 2018 to adjust the remeasurement of its U.S. deferred tax assets and liabilities due to the reduction of the U.S. federal statutory tax rate that resulted from the Tax Act.

In 2019, as a result of additional technical guidance issued by U.S. federal and state tax authorities with respect to the Tax Act, the Company recorded an income tax benefit of $17 million to adjust its income tax expense that was recorded during the year ended December 31, 2017 relating to the federal one-time deemed repatriation liability, as well as U.S. state income taxes associated with the mandatory deemed repatriation. The Company utilized $116 million of deferred tax assets related to U.S. federal NOLs and $111 million of other tax credit carryforwards to reduce its transition tax liability as of December 31, 2019.

Under the Tax Act, the Company's international cash and investments as of December 31, 2017, amounting to $16.2 billion, as well as future cash generated by the Company's international operations, generally can be repatriated without further U.S. federal income tax, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by the Company.

The Tax Act also introduced in 2018 a tax on 50% of GILTI, which is income determined to be in excess of a specified routine rate of return, and a base erosion and anti-abuse tax ("BEAT") aimed at preventing the erosion of the U.S. tax base. The Company has adopted an accounting policy to treat taxes on GILTI as period costs.

Deferred Income Taxes

The Company utilized $330 million of its U.S. NOLs to reduce its U.S. federal tax liability for the deemed repatriation tax. After utilization of available NOLs, at December 31, 2019, the Company had U.S. federal NOLs of $81 million, which are subject to an annual limitation and mainly expire from December 31, 2020 to December 31, 2021, and U.S. state NOLs of $317 million, which mainly expire between December 31, 2020 and December 31, 2034. In addition, at December 31, 2019, the Company had $97 million of non-U.S. NOLs, and $20 million of U.S. research tax credit carryforwards available to reduce future tax liabilities and the majority of both do not have an expiration date.

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

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows (in millions):

	2019	2018
Deferred tax assets/(liabilities):
Net operating loss carryforward — U.S.	$37	$59
Net operating loss carryforward — International	15	20
Accrued expenses	35	50
Stock-based compensation and other stock based payments	49	51
Foreign currency translation adjustment	36	27
Tax credits	14	46
Euro-denominated debt	—	5
Operating lease liabilities	38	—
Property and equipment	31	6
Subtotal - deferred tax assets	255	264

Discount on convertible notes	(10)	(22)
Intangible assets and other	(133)	(482)
Euro-denominated debt	(14)	—
State income tax on accumulated unremitted international earnings	(8)	(25)
Unrealized gains on investments	(191)	(2)
Operating lease assets	(35)	—
Installment sale liability	(284)	—
Other	(11)	(15)
Subtotal - deferred tax liabilities	(686)	(546)
Valuation allowance on deferred tax assets	(45)	(36)
Net deferred tax liabilities (1)	$(476)	$(318)

(1)  Includes deferred tax assets of $400 million and $51 million at December 31, 2019 and 2018, respectively, reported in "Other assets" in the Consolidated Balance Sheets.
During the year ended December 31, 2019, the Company recorded a deferred tax asset of $335 million, which is included in “Other Assets” in the Consolidated Balance Sheet, and a deferred tax liability of $325 million, both related to an internal restructuring.

The valuation allowance on deferred tax assets of $45 million at December 31, 2019 includes $30 million related to international operations and $15 million primarily related to U.S. research credits, capital loss carryforwards and Connecticut NOLs.  The valuation allowance on deferred tax assets of $36 million at December 31, 2018 includes $20 million related to international operations and $16 million primarily related to U.S. research credits, capital loss carryforwards and Connecticut NOLs.

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

Reconciliation of U.S. Federal Statutory Income Tax Rate to Effective Income Tax Rate

A significant portion of the Company's taxable earnings is generated in the Netherlands. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 7% ("Innovation Box Tax") for periods beginning on or after January 1, 2018 rather than the Dutch statutory rate of 25%.  Previously, the Innovation Box Tax rate had been 5%. A portion of Booking.com's earnings during the years ended December 31, 2019, 2018 and 2017 qualified for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those years.

The effective income tax rate of the Company is different from the amount computed using the expected U.S. statutory federal rate of 21% in 2019 and 2018 and 35% in 2017 as a result of the following items (in millions):

	2019	2018	2017
Income tax expense at U.S. federal statutory rate	$1,251	$1,015	$1,539
Adjustment due to:
Foreign rate differential	210	210	(458)
Innovation Box Tax benefit	(443)	(435)	(397)
Tax Act - Remeasurement of deferred tax balances	—	(2)	(217)
Tax Act - U.S. transition tax and other transition impacts	(17)	(46)	1,563
Other	92	95	28
Income tax expense	$1,093	$837	$2,058

Uncertain Tax Positions

See Note 2 for the Company's accounting policy on uncertain tax positions. The following is a reconciliation of the total beginning and ending amount of unrecognized tax benefits (in millions):

	2019	2018	2017
Unrecognized tax benefit — January 1	$45	$32	$33
Gross increases — tax positions in current period	3	1	5
Gross increases — tax positions in prior periods	11	19	5
Gross decreases — tax positions in prior periods	(3)	(3)	(9)
Reduction due to lapse in statute of limitations	—	(2)	(1)
Reduction due to settlements during the current period	—	(2)	(1)
Unrecognized tax benefit — December 31	$56	$45	$32

The unrecognized tax benefits are included in "Other long-term liabilities" and "Deferred income taxes" in the Consolidated Balance Sheets for the years ended December 31, 2019 and 2018. The unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company does not expect further significant changes in the amount of unrecognized tax benefits during the next twelve months. As of December 31, 2019 and 2018, total gross interest and penalties accrued was $10 million and $8 million, respectively.

The Company's major taxing jurisdictions include: the Netherlands, United States, Singapore and United Kingdom. The statutes of limitations that remain open related to these major tax jurisdictions are: the Company's Netherlands returns from 2014 and forward, U.S. returns for 2014 and forward, Singapore returns from 2017 and forward and U.K. returns for 2015 and forward. An income tax waiver has been executed for the U.S. federal 2015 return that would extend the period subject to examination beyond the period prescribed by statute or for the period just stated above. The Company’s 2015 U.S. federal income tax return is currently under audit by the Internal Revenue Service. See Note 16 for more information regarding tax contingencies.

16.	COMMITMENTS AND CONTINGENCIES

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

NCAs or other governmental authorities are continuing to review the activities of online platforms, including through the use of consumer protection powers. In October 2017 the United Kingdom's NCA (the Competition and Markets Authority, or CMA) launched a consumer protection law investigation into the clarity, accuracy and presentation of information on hotel booking sites with a specific focus on the display of search results (e.g., ranking), claims regarding discounts, methods of "pressure selling" (such as allegedly creating false impressions regarding room availability) and failure to disclose hidden charges.  In connection with this investigation, Booking.com, agoda and KAYAK, along with a number of other OTCs, voluntarily agreed to certain commitments with the CMA addressing its concerns in resolution of this investigation, which took effect on September 1, 2019. Among other things, the commitments provided to the CMA included showing prices inclusive of all mandatory taxes and charges, providing information about the effect of money earned on search result rankings on or before the search results page and making certain adjustments to how discounts and statements concerning popularity or availability are shown to consumers. The CMA has stated that it expects all participants in the online travel market to adhere to the same standards, regardless of whether they formally signed the commitments. The commitments concluded the CMA's investigation without finding an infringement or an admission of wrongdoing of the OTCs involved. As a result of additional inquiries from other NCAs in the European Economic Area, Booking.com has made similar commitments with the Consumer Protection Cooperation Network (the "CPCN") to be applicable in the European Union beginning in June 2020. The Company is unable to predict what, if any, effect the commitments made to the CMA and the CPCN will have on its business, industry practices or online commerce more generally.

The Company is unable to predict how any current or future investigations or litigation may be resolved or the long-term impact of any such resolution on its business. For example, competition and consumer-law-related investigations, legislation or issues have and could in the future result in private litigation. More immediate results could include, among other things, the imposition of fines, commitments to change certain business practices or reputational damage, any of which could harm the Company's business, results of operations, brands or competitive position.

Tax Matters

French tax authorities conducted an audit of Booking.com for the years 2003 through 2012 and are conducting audits for the years 2013 through 2018. They are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income and value-added taxes. In December 2015, the French tax authorities issued Booking.com assessments related to tax years 2003 through 2012 for approximately 356 million Euros, the majority of which represents penalties and interest. As a result of a formal demand from the French tax authorities for payment of the amounts assessed for the years 2003 through 2012, in January 2019, the Company paid the assessments of approximately 356 million Euros ($403 million) in order to preserve its right to contest those assessments in court. The payment, which is included in "Other assets" in the Consolidated Balance Sheet at December 31, 2019, does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent the Company prevails. If the Company is unable to resolve the matter with the French tax authorities, the Company plans to challenge the assessments in the French courts. In December 2019, the French tax authorities issued an additional assessment of 70 million Euros ($79 million), including interest and penalties, for the 2013 year asserting that Booking.com has taxable income in France attributable to a permanent establishment in France. Furthermore, the French tax authorities issued assessments totaling 39 million Euros ($44 million), including interest and penalties, for certain tax years between 2011 and 2015 on Booking.com's French subsidiary asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com in the Netherlands. The Company has not recorded a liability in connection with any of the French tax assessments as the Company believes that Booking.com has been, and continues to be, in compliance with French tax law, and the Company is contesting the assessments. Additional assessments could result when the French tax authorities complete the outstanding audits.

Italian authorities are reviewing Booking.com's activities for the years 2011 through 2018. They are reviewing whether Booking.com has a permanent establishment in Italy and Booking.com's transfer pricing policies in Italy. The Company is cooperating with the investigation but intends to contest any allegation that Booking.com has a permanent establishment in Italy or that its transfer pricing policies are inappropriate. In December 2018 and December 2019, respectively, the Italian tax authorities issued assessments on Booking.com's Italian subsidiary for approximately 48 million Euros ($53 million) for the 2013 tax year and 58 million Euros ($65 million) for the 2014 tax year asserting that its transfer pricing policies were inadequate. The Company has not recorded a liability in connection with these assessments. The Company believes that Booking.com has been, and continues to be, in compliance with Italian tax law. The company paid 10 million Euros ($11 million) in December 2019 as a partial payment of the 2013 assessment. The payment, which is included in "Other assets" in the Consolidated Balance Sheet at December 31, 2019, does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent the Company prevails. It is unclear what further actions, if any, the Italian authorities will take. Such actions could include closing the investigation, assessing Booking.com additional taxes, imposing interest, fines and penalties and/or bringing criminal charges.

In addition, Turkish tax authorities have asserted that Booking.com has a permanent establishment in Turkey and have issued tax assessments for the years 2012 through 2017 for approximately 544 million Turkish Lira ($91 million), including interest and penalties. The Company believes that Booking.com has been, and continues to be, in compliance with Turkish tax law, and the Company is contesting these assessments. The Company has not recorded a liability in connection with these assessments.

As a result of an internal review of tax policies and positions at one of the Company's smaller subsidiaries, the Company identified two issues related to the application of certain non-income-based tax laws to that subsidiary's business. In 2018, the Company accrued related travel transaction taxes totaling approximately $46 million, based on the Company's estimate of the probable travel transaction tax owed for the prior periods, including interest and penalties, as applicable. At December 31, 2019, the Company had $67 million accrued related to these travel transaction taxes. The related expenses are included in "General and administrative" expense in the Consolidated Statement of Operations. The Company currently estimates that the reasonably possible loss related to these matters in excess of the amount accrued is approximately $25 million. The Company's internal review is ongoing, and, to the extent the Company determines that the probable taxes owed related to these matters exceed what has already been accrued or new issues are identified during this review, the Company may need to accrue additional amounts, which could adversely affect the Company’s business, results of operations, financial condition and cash flows.

During the second quarter of 2019, the Company identified the nonpayment in prior periods of a wage-related tax under Netherlands' law on compensation paid to certain highly-compensated former employees in the year of their separation from employment with Booking.com.  The Company has informed the Dutch tax authorities of the nonpayment and, to correct this immaterial error, has paid an amount of $61 million based on the Company's estimate of the probable tax owed for prior tax years, including interest (but not including any potential penalties, which cannot reasonably be estimated).  This expense is recorded in "Personnel" expenses in the Consolidated Statement of Operations for the year ended December 31, 2019.

From time to time, the Company is involved in other tax-related audits, investigations or proceedings, which could relate to income taxes, value-added taxes, sales taxes, employment taxes, etc. For example, the Company is subject to legal proceedings in the United States related to travel transaction taxes (e.g., hotel occupancy taxes, sales taxes, etc.).

Any taxes or other assessments in excess of the Company's current tax provisions, whether in connection with the foregoing or otherwise (including the resolution of any tax proceedings), could have a materially adverse impact on the Company's results of operations, cash flows and financial condition.

Other Matters

Beginning in 2014, Booking.com received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) (“BPF”) claiming that Booking.com is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which Booking.com is currently participating. BPF instituted legal proceedings against Booking.com and in 2016 the District Court of Amsterdam rejected all of BPF’s claims. BPF appealed the decision to the Court of Appeal, and, in May 2019, the Court of Appeal also rejected all of

BPF’s claims. BPF has appealed to the Netherlands Supreme Court. The Company expects the Supreme Court to rule in early 2021. The Company believes that Booking.com is in compliance with its pension obligations. The Company has not recorded a liability in connection with a potential adverse outcome to this litigation. However, if Booking.com were to lose and all of BPF’s claims were to be accepted (including retroactivity to 1999), the Company estimates that as of December 31, 2019 the maximum loss, not including any potential interest or penalties, would be approximately $200 million. Such estimated potential loss increases as Booking.com continues not to contribute to the BPF and depends on Booking.com’s applicable employee compensation after December 31, 2019.

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

Building Construction

In September 2016, the Company signed a turnkey agreement to construct an office building for Booking.com's future headquarters in the Netherlands for 270 million Euros. Upon signing this agreement, the Company paid 43 million Euros for the acquired land-use rights, which was included in “Other assets” in the Consolidated Balance Sheets for periods prior to January 1, 2019. The land-use rights were reclassified from "Other assets" to "Operating lease assets" on January 1, 2019 as part of the adoption of ASC 842, Leases (see Note 2). In addition, since signing the turnkey agreement the Company has made several progress payments principally related to the construction of the building, which are included in "Property and equipment, net" in the Consolidated Balance Sheets. At December 31, 2019, the Company has a remaining obligation of 109 million Euros ($123 million) related to the building construction, which will be paid through mid-2022, when the Company anticipates construction will be complete.
In addition to the turnkey agreement, the Company has a remaining obligation at December 31, 2019 to pay 71 million Euros ($80 million) over the remaining term of the acquired land lease. The Company will also make additional capital expenditures to fit out and furnish the office space.
Operating lease obligations (see Note 10)

Other Contractual Obligations and Commitments

In 2018, the Company entered into an agreement to sign a future lease related to approximately 222,000 square feet of office space in the city of Manchester in the United Kingdom for the future headquarters of Rentalcars.com. The Company's obligation to execute the lease is conditional upon the lessor completing certain activities, which are expected to be completed in 2021. If these activities are completed, the lease will commence for a term of approximately 13 years and the Company will have a lease obligation of approximately 65 million British Pounds Sterling ($86 million), excluding lease incentives. The Company will also make capital expenditures to fit out and furnish the office space.

    As of December 31, 2019, the Company had issued $155 million of standby letters of credit or bank guarantees in addition to those issued under the revolving credit facility, primarily related to payment guarantees to third-party payment processors. See Note 12 for information related to letters of credit issued under the revolving credit facility.

17.	BENEFIT PLANS

The Company maintains a defined contribution 401(k) savings plan (the "Plan") covering certain U.S. employees. In connection with acquisitions, effective at the date of such acquisitions, the Company assumed defined contribution plans covering the U.S. employees of the acquired companies. The Company also maintains certain other defined contribution plans outside of the United States for which it provides contributions for participating employees.  The Company's matching contributions during the years ended December 31, 2019, 2018 and 2017 were $26 million, $22 million and $15 million, respectively.

18.	GEOGRAPHIC INFORMATION

 The Company's international information consists of the information of Booking.com, agoda and Rentalcars.com in their entirety and the information of the international businesses of KAYAK and OpenTable. This classification is independent of where the consumer resides, where the consumer is physically located while using the Company's services or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com at a hotel in New York by a consumer in the United States is part of the Company's international results. The Company's geographic information is as follows (in millions):

	United States		International		Total Company
			The Netherlands	Other
2019
Total Revenues	$1,537		$11,686	$1,843	$15,066
Intangible assets, net	1,552		94	308	1,954
Goodwill	1,813		461	639	2,913
Other long-lived assets (1)	201		1,278	345	1,824

2018 (2)
Total Revenues	$1,536	(3)	$11,348	$1,643	$14,527	(3)
Intangible assets, net	1,665		112	348	2,125
Goodwill	1,807		461	642	2,910
Other long-lived assets	152		436	196	784

2017 (2)
Total Revenues	$1,620	(4)	$9,735	$1,326	$12,681	(4)
Intangible assets, net	1,790		44	343	2,177
Goodwill	1,807		342	589	2,738
Other long-lived assets	124		311	151	586

(1) Other long-lived assets at December 31, 2019 reflects operating lease assets of $620 million recognized as a result of the adoption of the current lease standard on January 1, 2019 (see Notes 2 and 10) and the Company's payment of $403 million in 2019 to French tax authorities in order to preserve its right to contest the assessments in court (see Note 16).
(2) Geographic information for 2018 and 2017 has been recast to conform to the current year presentation.
(3) Total revenues are reported on a net basis for Name Your Own Price® transactions under the current revenue recognition standard, which have been reduced for cost of revenues of $170 million in the year ended December 31, 2018 (see Note 2).
(4) Total revenues were reported on a gross basis for Name Your Own Price® transactions under the previous revenue recognition standard, which were not reduced for cost of revenues of $242 million in the year ended December 31, 2017 (see Note 2).

19.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)

2019

Total revenues	$2,837	$3,850	$5,040	$3,339

Net income	765	979	1,950	1,171

Net income applicable to common stockholders per basic common share	$17.01	$22.62	$46.01	$28.07

Net income applicable to common stockholders per diluted common share	$16.85	$22.44	$45.54	$27.75

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions, except per share data)

2018

Total revenues	$2,928	$3,537	$4,849	$3,213

Net income	607	977	1,768	646

Net income applicable to common stockholders per basic common share	$12.56	$20.34	$37.39	$14.00

Net income applicable to common stockholders per diluted common share	$12.34	$20.13	$37.02	$13.86

20.    ACQUISITIONS

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

The Company's Consolidated Financial Statements include the accounts of the Momondo Group beginning July 24, 2017. Revenues and earnings of this business since the acquisition date and pro forma results of operations have not been presented separately as such financial information is not material to the Company's results of operations. The Company incurred $5 million of professional fees for the year ended December 31, 2017 related to this acquisition. The acquisition-related expenses were included in "General and administrative" expenses in the Company's Consolidated Statement of Operations.

Liability associated with the Earnout Arrangement for Business Acquisition

At December 31, 2018, the Company's Consolidated Balance Sheets included a liability of $28 million for estimated contingent payments for a business acquired in 2015. The fair value of the liability, which is considered a "Level 3" fair value measurement (see Note 6), was based upon probability-weighted average payments for specific performance factors from the acquisition date through the end of the performance period on March 31, 2019. In 2019, the Company paid $37 million to settle this liability.