Form 10-Q
period 2020-03-31
Booking Holdings Inc.
filed 2020-05-07
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 1-36691
Booking Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	06-1528493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Connecticut Avenue
Norwalk, Connecticut 06854
(Address of principal executive offices)
Registrant's telephone number, including area code: (203) 299-8000
Former name, former address and former fiscal year, if changed, since last report: N/A
 _____________________________________________________________________________________________
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbols	Name of each exchange on which registered:
Common Stock par value $0.008 per share	BKNG	The NASDAQ Global Select Market
0.800% Senior Notes Due 2022	BKNG 22A	The NASDAQ Stock Market LLC
2.150% Senior Notes Due 2022	BKNG 22	The NASDAQ Stock Market LLC
2.375% Senior Notes Due 2024	BKNG 24	The NASDAQ Stock Market LLC
1.800% Senior Notes Due 2027	BKNG 27	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Number of shares of Common Stock outstanding at April 30, 2020:

Common Stock, par value $0.008 per share	40,930,911
(Class)	(Number of Shares)

Booking Holdings Inc.
Form 10-Q

For the Three Months Ended March 31, 2020

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,363	$6,312
Short-term investments (Includes available-for-sale debt securities: Amortized cost of $414 and $998, respectively)	826	998
Accounts receivable, net (Allowance for credit losses of $245 and $49, respectively)	667	1,680
Prepaid expenses and other current assets, net (Allowance for credit losses of $5 and $6, respectively)	1,404	843
Total current assets	9,260	9,833
Property and equipment, net	720	738
Operating lease assets	596	620
Intangible assets, net	1,897	1,954
Goodwill	2,391	2,913
Long-term investments (Includes available-for-sale debt securities: Amortized cost of $775 and $2,192, respectively)	2,056	4,477
Other assets, net (Allowance for credit losses of $49 and $0, respectively)	942	867
Total assets	$17,862	$21,402

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$926	$1,239
Accrued expenses and other current liabilities	1,255	1,578
Deferred merchant bookings	960	1,561
Convertible debt	995	988
Total current liabilities	4,136	5,366
Deferred income taxes	786	876
Operating lease liabilities	438	462
Long-term U.S. transition tax liability	1,021	1,021
Other long-term liabilities	93	104
Long-term debt	7,553	7,640
Total liabilities	14,027	15,469

Commitments and Contingencies (see Note 13)
Convertible debt	4	—

Stockholders' equity:
Common stock, $0.008 par value, Authorized shares: 1,000,000,000 Issued shares: 63,369,751 and 63,179,471, respectively	—	—
Treasury stock, 22,439,549 and 21,762,070 shares, respectively	(24,115)	(22,864)
Additional paid-in capital	5,758	5,756
Retained earnings	22,530	23,232
Accumulated other comprehensive loss	(342)	(191)
Total stockholders' equity	3,831	5,933
Total liabilities and stockholders' equity	$17,862	$21,402
See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Agency revenues	$1,424	$1,949
Merchant revenues	659	603
Advertising and other revenues	205	285
Total revenues	2,288	2,837
Operating expenses:
Marketing expenses	851	1,193
Sales and other expenses	377	215
Personnel, including stock-based compensation of $6 and $74, respectively	484	501
General and administrative	201	191
Information technology	78	65
Depreciation and amortization	117	116
Impairment of goodwill	489	—
Total operating expenses	2,597	2,281
Operating (loss) income	(309)	556
Other income (expense):
Interest income	32	35
Interest expense	(64)	(66)
Net (losses) gains on marketable equity securities	(307)	451
Impairment of investment	(100)	—
Foreign currency transactions and other	26	(8)
Total other (expense) income	(413)	412
(Loss) income before income taxes	(722)	968
Income tax (benefit) expense	(23)	203
Net (loss) income	$(699)	$765
Net (loss) income applicable to common stockholders per basic common share	$(17.01)	$17.01
Weighted-average number of basic common shares outstanding (in 000's)	41,093	45,007
Net (loss) income applicable to common stockholders per diluted common share	$(17.01)	$16.85
Weighted-average number of diluted common shares outstanding (in 000's)	41,093	45,436

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(699)	$765
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax	(77)	(12)
Net unrealized (losses) gains on available-for-sale securities, net of tax	(74)	159
Total other comprehensive (loss) income, net of tax	(151)	147
Comprehensive (loss) income	$(850)	$912

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 and 2019
(In millions except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, December 31, 2019	63,179	$—	(21,762)	$(22,864)	$5,756	$23,232	$(191)	$5,933
Cumulative effect of adoption of accounting standards update	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(699)	—	(699)
Foreign currency translation adjustments	—	—	—	—	—	—	(77)	(77)
Net unrealized losses on available-for-sale securities	—	—	—	—	—	—	(74)	(74)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	(4)	—	—	(4)
Exercise of stock options and vesting of restricted stock units and performance share units	191	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(678)	(1,251)	—	—	—	(1,251)
Stock-based compensation and other stock-based payments	—	—	—	—	6	—	—	6
Balance, March 31, 2020	63,370	$—	(22,440)	$(24,115)	$5,758	$22,530	$(342)	$3,831

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, December 31, 2018	62,949	$—	(17,317)	$(14,711)	$5,445	$18,367	$(316)	$8,785
Net income	—	—	—	—	—	765	—	765
Foreign currency translation adjustments	—	—	—	—	—	—	(12)	(12)
Net unrealized gains on available-for-sale securities	—	—	—	—	—	—	159	159
Exercise of stock options and vesting of restricted stock units and performance share units	173	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(1,619)	(2,856)	—	—	—	(2,856)
Stock-based compensation and other stock-based payments	—	—	—	—	74	—	—	74
Balance, March 31, 2019	63,122	$—	(18,936)	$(17,567)	$5,519	$19,132	$(169)	$6,915

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net (loss) income	$(699)	$765
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	117	116
Provision for expected credit losses and chargebacks	262	40
Deferred income tax (benefit) expense	(97)	89
Net losses (gains) on marketable equity securities	307	(451)
Stock-based compensation expense and other stock-based payments	11	78
Operating lease amortization	46	42
Amortization of debt discount and debt issuance costs	14	14
Unrealized foreign currency transaction gains on Euro-denominated debt	(33)	—
Impairment of goodwill	489	—
Impairment of investment	100	—
Other	2	7
Changes in assets and liabilities:
Accounts receivable	760	(24)
Prepaid expenses and other current assets	(445)	(669)
Deferred merchant bookings and other current liabilities	(1,135)	561
Other long-term assets and liabilities	(79)	(418)
Net cash (used in) provided by operating activities	(380)	150

INVESTING ACTIVITIES:
Purchase of investments	(72)	(445)
Proceeds from sale and maturity of investments	1,885	2,665
Additions to property and equipment	(80)	(111)
Net cash provided by investing activities	1,733	2,109

FINANCING ACTIVITIES:
Proceeds from revolving credit facility and short-term borrowings	—	250
Repayments of short-term borrowings	—	(25)
Payments for repurchase of common stock	(1,281)	(2,773)
Net cash used in financing activities	(1,281)	(2,548)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(21)	(2)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	51	(291)
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period (see Note 14)	6,332	2,645
Total cash and cash equivalents and restricted cash and cash equivalents, end of period (see Note 14)	$6,383	$2,354

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes (see Note 14)	$762	$816
Cash paid during the period for interest	$68	$68

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
Notes to Unaudited Consolidated Financial Statements

1.                                      BASIS OF PRESENTATION

Management of Booking Holdings Inc. (the "Company") is responsible for the Unaudited Consolidated Financial Statements included in this document. The Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared the Unaudited Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. These statements should be read in combination with the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The functional currency of the Company's subsidiaries is generally the respective local currency. For international operations, assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date. Income statement amounts are translated at monthly average exchange rates applicable for the period. Translation gains and losses are included as a component of "Accumulated other comprehensive loss" in the accompanying Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for any subsequent quarter or the full year, especially during the periods that are impacted by the COVID-19 pandemic.

Impact of COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China, and has since spread to other regions, including Europe and the United States. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak was a global pandemic (the "COVID-19 pandemic"). In response to the COVID-19 pandemic, many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses. These government mandates have forced many of the customers on whom the Company’s business relies, including hotels and other accommodation providers, airlines and restaurants, to seek government support in order to continue operating, to curtail drastically their service offerings or to cease operations entirely. Further, these measures have materially adversely affected, and may further adversely affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and the Company’s workforce, operations and customers.

The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in travel and restaurant activities and consumer demand for related services. The Company’s financial results and prospects are almost entirely dependent on the sale of such travel and restaurant-related services. The Company’s results for the quarter ended March 31, 2020 have been significantly and negatively impacted as compared to the corresponding period in 2019.

Due to the uncertain and rapidly evolving nature of current conditions around the world, the Company is unable to predict accurately the impact that the COVID-19 pandemic will have on its business going forward. The Company currently expects, however, that the COVID-19 pandemic will impact its financial performance for the quarter ended June 30, 2020, much more significantly than it impacted the quarter ended March 31, 2020, primarily because an increasing number of markets and locations will have been subject to the governmental measures and economic disruptions noted above during the entirety of the second quarter (as compared to the first quarter, when the effects of the outbreak were largely limited to China and certain other Asian markets during January 2020 and much of February 2020). With the spread of COVID-19 to other regions, such as Europe and the United States, the Company expects the COVID-19 pandemic and its effects to continue to have a significant adverse impact on its business for the duration of the pandemic and during the subsequent economic recovery, which could be an extended period of time.

Given the volatility in global markets and the financial difficulties faced by many of the Company's travel service provider and restaurant customers and marketing affiliates, the Company has increased its provision for expected credit losses (also referred to as provision for bad debt or provision for uncollectible accounts) on receivables from and prepayments to its travel service provider and restaurant customers and marketing affiliates (see Note 7). Moreover, due to the high level of cancellations of existing reservations, the Company has incurred, and expects to continue to incur, higher than normal cash outlays to refund consumers for prepaid reservations (see Note 2). Any material increase in the Company’s provision for expected credit losses and any material increase in cash outlays to consumers would have a corresponding adverse effect on the Company's results of operations and related cash flows.

As a result of the deterioration of the Company’s business due to the COVID-19 pandemic, the Company has determined that a portion of its goodwill has experienced a decline in value at March 31, 2020 and recorded a significant impairment charge (see Note 8). In addition, the Company has recorded a significant impairment charge for one of the Company's long-term investments due to the impact of the COVID-19 pandemic on the business of the investee and the Company's estimate of the resulting decline in the value of the investment (see Notes 5 and 6). It is possible that the Company may also have to record additional significant impairment charges in future periods.

See Note 9 for additional information about the Company’s existing debt arrangements, including $4.1 billion of debt issued in April 2020. The Company’s continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, the Company’s operating performance and its credit ratings. If the Company’s credit ratings were to be downgraded, or financing sources were to ascribe higher risk to its rating levels, the Company or its industry, the Company’s access to capital and the cost of any financing would be negatively impacted. There is no guarantee that additional debt financing will be available in the future to fund the Company’s obligations, or that it will be available on commercially reasonable terms, in which case the Company may need to seek other sources of funding.

The extent of the effects of the COVID-19 pandemic on the Company’s business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments. These include, but are not limited to, the severity, extent and duration of the pandemic and its impact on the travel and restaurant industries and consumer spending more broadly. Even if economic and operating conditions for the Company’s business improve, the Company cannot predict the long-term effects of the pandemic on its business or the travel and restaurant industries as a whole. If the travel and restaurant industries are fundamentally changed by the COVID-19 pandemic in ways that are detrimental to the Company’s operating model, the Company’s business may continue to be adversely affected even as the broader global economy recovers.

Certain governments have passed or are considering legislation to help businesses weather the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid.  Subsequent to March 31, 2020. the Company is participating in, or has applied to participate in, the United Kingdom's job retention scheme, the Netherlands' wage subsidy program and certain other jurisdictions' programs, and is assessing whether it will take advantage of any other offerings.

Change in Presentation and Reclassification
In the year ended December 31, 2019 and prior periods, the Company's marketing expenses were presented in the Consolidated Statements of Operations as "Performance marketing" and "Brand marketing" expenses. In the first quarter of 2020, the Company changed the presentation of marketing expenses by combining "Performance marketing" and "Brand marketing" into "Marketing expenses" in the Unaudited Consolidated Statement of Operations because of the increased convergence of performance marketing and brand marketing channels in areas including digital marketing and the Company's view of overall marketing expenditure as its investment in customer acquisition and retention.  The change in presentation had no impact on operating income or net income. The Unaudited Statement of Operations for the three months ended March 31, 2019 has been recast to conform to the current year presentation.

In addition to the change in presentation for marketing expenses, certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements Adopted
Simplifying the Test for Goodwill Impairment

In January 2017, the Financial Accounting Standards Board ("FASB") issued a new accounting update to simplify the test for goodwill impairment. The revised guidance eliminates the previously required step two of the goodwill impairment test, which required a hypothetical purchase price allocation to measure goodwill impairment. Under the revised guidance, a goodwill impairment loss will be measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The Company adopted this update in the first quarter of 2020 and applied it on a prospective basis (see Note 8 for further information on the goodwill impairment test performed at March 31, 2020).

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued a new accounting update on the measurement of credit losses for certain financial assets measured at amortized cost and available-for-sale debt securities. For financial assets measured at amortized cost, this update requires an entity to (1) estimate its lifetime expected credit losses upon recognition of the financial assets and establish an allowance to present the net amount expected to be collected, (2) recognize this allowance and changes in the allowance during subsequent periods through net income and (3) consider relevant information about past events, current conditions and reasonable and supportable forecasts in assessing the lifetime expected credit losses. For available-for-sale debt securities, this update made several targeted amendments to the existing other-than-temporary impairment model, including (1) requiring disclosure of the allowance for credit losses, (2) allowing reversals of the previously recognized credit losses until the entity has the intent to sell, is more-likely-than-not required to sell the securities or the maturity of the securities, (3) limiting impairment to the difference between the amortized cost basis and fair value and (4) not allowing entities to consider the length of time that fair value has been less than amortized cost as a factor in evaluating whether a credit loss exists. The Company adopted this update in the first quarter of 2020 and applied this update on a modified retrospective basis. Upon adoption of the new standard on January 1, 2020, the Company recorded a net decrease to its retained earnings of $3 million, net of tax. See Note 7 for further information related to allowance for expected credit losses on accounts receivable and other financial assets and Note 5 for further information related to investments in available-for-sale debt securities.

Other Recent Accounting Pronouncement

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

2.    REVENUE

Disaggregation of revenue

Geographic Information

The Company's international information consists of the results of Booking.com, agoda and Rentalcars.com in their entirety and the results of the international businesses of KAYAK and OpenTable. This classification is independent of where the consumer resides, where the consumer is physically located while using the Company's services or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com (which is domiciled in the Netherlands) at a hotel in New York by a consumer in the United States is part of the Company's international results. The Company's geographic information is as follows (in millions):

		International
	United States	The Netherlands	Other	Total
Total revenues for the three months ended March 31,
2020	$285	$1,677	$326	$2,288
2019 (1)	366	2,072	399	2,837
(1) Geographic information for the three months ended March 31, 2019 has been recast to conform to the current period presentation.
Revenue by Type of Service

Approximately 85% and 84% of the Company's revenue for the three months ended March 31, 2020 and 2019, respectively, relates to online accommodation reservation services. Revenue from all other sources of online travel reservation services and advertising and other revenues each represent less than 10% of the Company's total revenues.

Deferred Revenue

Cash payments received from travelers in advance of the Company completing its service obligations are included in "Deferred merchant bookings" in the Company's Consolidated Balance Sheets and are comprised principally of amounts estimated to be payable to the travel service providers as well as the Company's estimated deferred revenue for its commission or margin and fees. The Company expects to complete its service obligation within one year from the reservation date. The amounts are subject to refunds for cancellations.

The following table summarizes the activity of deferred revenue for online travel reservation services for the three months ended March 31, 2020 (in millions):

Balance, December 31, 2019	$220
Revenues recognized from the beginning deferred revenue balance	(150)
Cancellations	(46)
Payments received from travelers, net of amounts estimated to be payable to travel service providers, and other	120
Balance, March 31, 2020	$144

Loyalty and Other Incentive Programs

The Company provides loyalty programs where participating consumers are awarded loyalty points on current transactions that can be redeemed in the future. At March 31, 2020 and December 31, 2019, liabilities for loyalty program incentives of $76 million and $80 million, respectively, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets. The Company’s largest loyalty program is at OpenTable, where points can be redeemed for rewards such as qualifying reservations at participating restaurants, third-party gift cards and accommodation reservations booked through some of the Company’s other platforms. The estimated fair value of the loyalty points that are expected to be redeemed is recognized as a reduction of revenue at the time the incentives are granted.

In addition to the loyalty programs, at March 31, 2020 and December 31, 2019, liabilities of $22 million for other incentive programs, such as referral bonuses, credits and discounts, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

Impact of COVID-19
Due to the high level of cancellations of existing reservations as a result of the COVID-19 pandemic (see Note 1), the Company has incurred, and expects to continue to incur, higher than normal cash outlays to refund travelers for prepaid reservations, including certain situations where the Company has already transferred the prepayment to the travel service provider. For the three months ended March 31, 2020, the Company recorded a reduction in revenue of $63 million for refunds paid or estimated to be payable to travelers where the Company has agreed to provide free cancellation for certain non-refundable reservations without a corresponding estimated expected recovery from the travel service providers.

3.                                      STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation expense included in "Personnel" expenses in the Unaudited Consolidated Statements of Operations was $6 million and $74 million for the three months ended March 31, 2020 and 2019, respectively.

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

The Company records stock-based compensation expense for performance-based awards using its estimate of the probable outcome at the end of the performance period (i.e., the estimated performance against the performance targets). The Company periodically adjusts the cumulative stock-based compensation expense recorded when the probable outcome for these performance-based awards is updated based upon changes in actual and forecasted operating results. For the performance share units outstanding at March 31, 2020, due to the impact of the COVID-19 pandemic (see Note 1), there is a significant decline in the estimated performance over the performance periods against the performance targets. At March 31, 2020, there was a significant reduction in the number of shares that were probable to be issued as compared to December 31, 2019. As a result, in the three months ended March 31, 2020, the Company recognized a reduction in stock-based compensation expense of $73 million, which is included in "Personnel" expense in the Unaudited Consolidated Statement of Operations.

Restricted stock units granted by the Company during the three months ended March 31, 2020 had aggregate grant-date fair values of $265 million.  Restricted stock units and performance share units that vested during the three months ended March 31, 2020 had aggregate fair values at vesting of $319 million. At March 31, 2020, there was $541 million of estimated total future stock-based compensation expense related to unvested share-based awards to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Units

The Company makes broad-based grants of restricted stock units that generally vest during a period of one- to three-years, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability.

The following table summarizes the activity of restricted stock units for employees and non-employee directors during the three months ended March 31, 2020:

Restricted Stock Units	Shares	Weighted-average Grant-date Fair Value Per Share
Unvested at December 31, 2019	256,745	$1,801

Granted	152,832	$1,732
Vested	(109,595)	$1,808
Forfeited	(5,971)	$1,805
Unvested at March 31, 2020	294,011	$1,762

Performance Share Units

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

The following table summarizes the activity of performance share units for employees during the three months ended March 31, 2020:

Performance Share Units	Shares	Weighted-average Grant-date Fair Value Per Share
Unvested at December 31, 2019	216,083	$1,835

Vested	(80,266)	$1,737
Performance Shares Adjustment *	(58,427)	$1,957
Forfeited	(2,989)	$1,834
Unvested at March 31, 2020	74,401	$1,841

* Probable outcome for these performance-based awards is updated based upon changes in actual and forecasted operating results.

No performance share units were granted during the three months ended March 31, 2020. The following table summarizes the estimated vesting, as of March 31, 2020, of performance share units granted in 2019 and 2018, net of forfeiture and vesting since the respective grant dates:

Performance Share Units, by grant year	2019	2018
Shares probable to be issued	45,361	29,040
Shares not subject to the achievement of minimum performance thresholds	45,361	28,647
Shares that could be issued if maximum performance thresholds are met	117,558	79,914

Stock Options

All outstanding employee stock options were assumed in acquisitions, and generally have a term of 10 years from the grant date. The following table summarizes the activity for stock options during the three months ended March 31, 2020:

Employee Stock Options	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-average Remaining Contractual Term (in years)
Balance, December 31, 2019	15,122	$484	$24	2.6
Exercised	(100)	$334
Balance, March 31, 2020	15,022	$485	$13	2.4
Vested and exercisable at March 31, 2020	15,022	$485	$13	2.4

4.                                      NET (LOSS) INCOME PER SHARE

The Company computes basic net (loss) income per share by dividing net (loss) income applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted-average number of common and common equivalent shares outstanding during the period.

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted net (loss) income per share is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Weighted-average number of basic common shares outstanding	41,093	45,007
Weighted-average dilutive stock options, restricted stock units and performance share units	—	229
Assumed conversion of convertible senior notes	—	200
Weighted-average number of diluted common and common equivalent shares outstanding	41,093	45,436

For the three months ended March 31, 2020, 259,000 potential common shares principally related to restricted stock units, performance share units and convertible senior notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the period.

5.                                      INVESTMENTS

The following table summarizes, by major security type, the Company's investments at March 31, 2020 (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Short-term investments:
Debt securities:
Corporate debt securities	$164	$—	$—	$164
Trip.com Group convertible debt securities	250	—	(2)	248
Equity securities:
Trip.com Group equity securities	531	—	(117)	414
Total	$945	$—	$(119)	$826

Long-term investments:
Investments in private companies:
Debt securities	$250	$—	$(20)	$230
Equity securities	501	—	(100)	401
Other long-term investments:
Debt securities:
Trip.com Group convertible debt securities	525	—	(77)	448
Equity securities	461	522	(6)	977
Total	$1,737	$522	$(203)	$2,056

The following table summarizes, by major security type, the Company's investments at December 31, 2019 (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Short-term investments:
Debt securities:
International government securities	$109	$—	$—	$109
U.S. government securities	138	—	—	138
Corporate debt securities	751	1	(1)	751
Total	$998	$1	$(1)	$998

Long-term investments:
Investments in private companies:
Debt securities	$250	$—	$—	$250
Equity securities	501	—	—	501
Other long-term investments:
Debt securities:
International government securities	68	—	—	68
U.S. government securities	136	—	(1)	135
Corporate debt securities	963	2	(2)	963
Trip.com Group convertible debt securities	775	—	(8)	767
Equity securities	1,117	684	(8)	1,793
Total	$3,810	$686	$(19)	$4,477

The Company assesses the classification of its investments in the Consolidated Balance Sheets as short-term or long-term at the individual security level. Classification as short-term or long-term is based upon the maturities of the securities, as applicable, and the Company's expectations regarding the timing of sales and redemptions. Investments of a strategic nature that have been made for the purpose of affiliation or potential business advantage or in connection with a commercial relationship are included in "Long-term investments" in the Consolidated Balance Sheets, except in situations where the Company expects the investment to be realized in cash, redeemed or sold within one year. At March 31, 2020, the Company reclassified $103 million of investments in debt securities with maturities greater than one year to short-term investments as the Company expects to sell the securities within one year. At December 31, 2019, these investments were classified as long-term investments. In addition, at March 31, 2020, $250 million of Trip.com Group convertible notes due May 2020 are classified as a short-term investment. At December 31, 2019, the investment was classified as a long-term investment based on the Company’s expectations at that time regarding the strategic investment. At March 31, 2020, investments in Trip.com Group American Depositary Shares ("ADSs") with a fair value of $414 million were reclassified to short-term investments as the Company expects to sell the securities within one year. At December 31, 2019, such investments were classified as long-term investments.

The Company has classified its investments in debt securities as available-for-sale securities.  Preferred stock that is either mandatorily redeemable or redeemable at the option of the investor is also considered a debt security for accounting purposes.  Available-for-sale debt securities are reported at estimated fair value (see Note 6) with the aggregate unrealized gains and losses, net of tax, reflected in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. If the amortized cost basis of an available-for-sale security exceeds its fair value and if the Company has the intention to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, an impairment is recognized in the Unaudited Consolidated Statements of Operations. If the Company does not have the intention to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis and the Company determines that the decline in fair value below the amortized cost basis of an available-for-sale security is entirely or partially due to credit-related factors, the credit loss is measured and recognized as an allowance for credit losses along with the related expense in the Unaudited Consolidated Statements of Operations. The allowance is measured as the amount by which the debt security’s amortized cost basis exceeds the Company’s best estimate of the present value of cash flows expected to be collected.

The fair values of these investments are based on the specific quoted market price of the securities or comparable securities at the balance sheet dates. Unobservable inputs are also used when little or no market data is available. See Note 6 for information related to fair value measurements.

Investments in equity securities include marketable equity securities and equity investments without readily determinable fair values. Marketable equity securities are reported at estimated fair value with changes in fair value recognized in "Net gains (losses) on marketable equity securities" in the Unaudited Consolidated Statements of Operations. The Company also holds investments in equity securities of private companies, over which the Company does not have the ability to exercise significant influence or control. The Company has elected to measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Investments in Government and Corporate Debt Securities

The Company has classified its investments in international government securities, U.S. government securities and corporate debt securities as available-for-sale securities. The Company's investment policy seeks to preserve capital and maintain sufficient liquidity to meet operational and other needs of the business. At March 31, 2020, the weighted-average life of the Company’s investments in these debt securities, was approximately 0.8 years with an average credit quality of A+/A2/A.

At March 31, 2020, the Company recorded an impairment of $3 million for investments in certain corporate debt securities as their respective fair values were lower than their amortized cost basis and the Company had the intention to sell the securities. The difference between the fair value and the amortized cost basis of each of these securities was recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statement of Operations for the three months ended March 31, 2020. In addition, subsequent to March 31, 2020, the Company realized $164 million in cash from the sales and maturities of its remaining investments in corporate debt securities.

Investments in Trip.com Group

At March 31, 2020, the Company had $775 million invested in convertible senior notes issued at par value by Trip.com Group with maturity dates ranging from May 2020 to December 2025. The strategic investments in Trip.com Group convertible senior notes, excluding $250 million of convertible notes due May 2020, were classified as "Long-term investments" in the Consolidated Balance Sheet at March 31, 2020. At March 31, 2020, the fair values of the Company’s investments in the convertible notes were lower than their respective amortized cost basis. At March 31, 2020, the Company did not have the intent or a requirement to sell its investment in Trip.com Group convertible debt securities prior to their anticipated recovery.  The Company believes that the decline in fair values of the investments are largely due to changes in market and economic conditions related to the COVID-19 pandemic (see Note 1), which had a negative impact on Trip.com's share price and other market conditions.  The Company reviewed available information to evaluate Trip.com's financial solvency and at March 31, 2020 expects recovery of the amortized cost basis of the investments.

At December 31, 2019, the Company had $655 million invested in Trip.com Group ADSs with a fair value of $726 million, which is reported in "Long-term investments" in the Consolidated Balance Sheet. In the three months ended March 31, 2020, the Company sold a portion of its investment in the ADSs, with a cost basis of $124 million, for $94 million. "Net (losses) gains on marketable equity securities" in the Unaudited Consolidated Statement of Operations for the three months ended March 31, 2020 includes a loss of $40 million related to the ADSs sold during the period and an unrealized loss of $178 million related to the ADSs held by the Company at March 31, 2020. "Net (losses) gains on marketable equity securities" in the Unaudited Consolidated Statement of Operations for the three months ended March 31, 2019 includes a net unrealized gain of $360 million related to the ADSs.

Certain Trip.com Group convertible notes include a put option allowing the Company, at certain points of time, to require, at its option, redemption of the convertible notes and repayment in cash from Trip.com Group. The Company determined that the economic characteristics and risks of the put options are clearly and closely related to the notes, and therefore did not meet the requirement for separate accounting as embedded derivatives. The Company monitors the conversion features of these notes to determine whether they meet the definition of an embedded derivative during each reporting period. The conversion feature associated with the $25 million convertible notes issued in 2016 meets the definition of an embedded derivative that requires separate accounting. The embedded derivative is bifurcated for fair value measurement purposes only and is reported in the Consolidated Balance Sheets with its host contract in "Long-term investments." The mark-to-market adjustments of the embedded derivative are included in "Foreign currency transactions and other" in the Company's Unaudited Consolidated Statements of Operations.

Subsequent to March 31, 2020, the Company sold its remaining investment in the ADSs, with a cost basis of $531 million, for $431 million.

Investment in Meituan Dianping

In 2017, the Company invested $450 million in preferred shares of Meituan Dianping, the leading e-commerce platform for local services in China. The investment has been converted to ordinary shares and classified as a marketable equity security since Meituan Dianping's initial public offering in 2018. The investment had fair values of $972 million and $1.1 billion at March 31, 2020 and December 31, 2019, respectively, which is included in "Long-term investments" in the Consolidated Balance Sheets. For the three months ended March 31, 2020 and 2019, respectively, net unrealized loss of $81 million and a net unrealized gain of $91 million, related to this investment, are included in "Net (losses) gains on marketable equity securities" in the Unaudited Consolidated Statements of Operations.
Investments in Private Companies
Equity Securities without Readily Determinable Fair Values

The Company had $501 million invested in equity securities of private companies at March 31, 2020 and December 31, 2019, including $500 million invested in Didi Chuxing. These investments are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer and are included in "Long-term investments" in the Company's Consolidated Balance Sheets.

Considering the impact of the COVID-19 pandemic (see Note 1), the Company performed an impairment analysis on the investment in Didi Chuxing at March 31, 2020 and recognized an impairment charge of $100 million, resulting in an adjusted carrying value of $400 million at March 31, 2020 (see Note 6).
Debt Securities
The Company had $250 million invested in preferred shares of private companies, including Grab Holdings Inc. ("Grab"), with an aggregate fair value of $230 million and $250 million at March 31, 2020 and December 31, 2019, respectively. These investments are classified as debt securities for accounting purposes and categorized as available-for-sale. The preferred shares are convertible to ordinary shares at the Company’s option and are mandatorily convertible upon an initial public offering. The preferred shares also contain a redemption feature that can be exercised by the Company after certain points of time. These features have been evaluated as embedded derivatives, however, they do not meet the requirements to be accounted for separately.

The fair value of the Company's investment in Grab was $180 million and $200 million at March 31, 2020 and December 31, 2019, respectively (see Note 6). The Company recognized an unrealized loss of $20 million related to the investment in Grab in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets at March 31, 2020. At March 31, 2020, the Company did not have the intent or a requirement to sell its investment in Grab. The Company believes that the decline in fair value of the investment is largely due to changes in market and economic conditions related to the COVID-19 pandemic (see Note 1). The Company also reviewed other available information and at March 31, 2020, expects recovery of the amortized cost basis of the investment.

6.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value at March 31, 2020 are classified in the categories described in the table below (in millions):

	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
ASSETS:
Cash equivalents and restricted cash equivalents:
Money market funds	$5,944	$—	$—	$5,944
Time deposits and certificates of deposit	26	—	—	26
Short-term investments:
Corporate debt securities	—	164	—	164
Trip.com Group convertible debt securities	—	248	—	248
Trip.com Group equity securities	414	—	—	414
Long-term investments:
Investments in private companies:
Debt securities	—	—	230	230
Other long-term investments:
Trip.com Group convertible debt securities	—	448	—	448
Equity securities	977	—	—	977
Derivatives:
Foreign currency exchange derivatives	—	12	—	12
Total assets at fair value	$7,361	$872	$230	$8,463

LIABILITIES:
Foreign currency exchange derivatives	$—	$21	$—	$21

Nonrecurring fair value measurements
Investment in Didi Chuxing	$—	$—	$400	$400
Goodwill of the OpenTable and KAYAK reporting unit	—	—	1,545	1,545
Total nonrecurring fair value measurements	$—	$—	$1,945	$1,945

Financial assets and liabilities carried at fair value at December 31, 2019 are classified in the categories described in the table below (in millions):

	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
ASSETS:
Cash and restricted cash equivalents:
Money market funds	$5,734	$—	$—	$5,734
Corporate debt securities	—	2	—	2
Time deposits and certificates of deposit	29	—	—	29
Short-term investments:
International government securities	—	109	—	109
U.S. government securities	—	138	—	138
Corporate debt securities	—	751	—	751
Long-term investments:
Investments in private companies:
Debt securities	—	—	250	250
Other long-term investments:
International government securities	—	68	—	68
U.S. government securities	—	135	—	135
Corporate debt securities	—	963	—	963
Trip.com Group convertible debt securities	—	767	—	767
Equity securities	1,793	—	—	1,793
Derivatives:
Foreign currency exchange derivatives	—	12	—	12
Total assets at fair value	$7,556	$2,945	$250	$10,751

LIABILITIES:
Foreign currency exchange derivatives	$—	$5	$—	$5

There are three levels of inputs to measure fair value.  The definition of each input is described below:

Level 1:	Quoted prices in active markets that are accessible by the Company at the measurement date for identical assets and liabilities.

Level 2:	Inputs that are observable, either directly or indirectly. Such prices may be based upon quoted prices for identical or comparable securities in active markets or inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available.

Rollforward of Level 3 Fair Value Measurements

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Debt securities (in millions)
Balance, December 31, 2019	$250
Total losses for the period:
Total unrealized losses included in accumulated other comprehensive loss (1)	(20)
Balance, March 31, 2020	$230

(1)	These losses are recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheet.

Investments

See Note 5 for further information related to the Company's investments.

The valuation of investments in corporate debt securities, U.S. and international government securities and Trip.com Group convertible debt securities are considered "Level 2" valuations because the Company has access to quoted prices, but does not have visibility into the volume and frequency of trading for these investments. A market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.

Investments in private companies measured using Level 3 inputs

The Company’s investments measured using Level 3 inputs primarily consist of preferred stock investments in privately-held companies that are classified as either debt securities or equity securities without readily determinable fair values. Fair values of privately held securities are estimated using a variety of valuation methodologies, including both market and income approaches. The Company has used valuation techniques appropriate for the type of investment and the information available about the investee as of the valuation date to determine fair value. Recent financing transactions in the investee, such as new investments in preferred stock, are generally considered the best indication of the enterprise value and therefore used as a basis to estimate fair value.  However, based on a number of factors, such as the proximity in timing to the valuation date or the volume or other terms of these financing transactions, the Company may also use other valuation techniques to supplement this data, including the income approach. In addition, an option-pricing model (“OPM”) is utilized to allocate value to the various classes of securities of the investee, including the class owned by the Company.  The model includes assumptions around the investees’ expected time to liquidity and volatility.

At March 31, 2020, the fair values of the Company's investments in Didi and Grab, measured using Level 3 inputs, were $400 million and $180 million, respectively. As discussed below, the Company used unobservable inputs in order to determine fair value.  The Company used an income approach in estimating the fair value of Didi and a relative weighting of 75% income approach and 25% recent financing transactions in estimating the fair value of Grab.  The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on a company’s weighted-average cost of capital, and is adjusted to reflect the risks inherent in its cash flows. The key unobservable inputs and ranges used for these investments include the weighted average cost of capital (12%-14%), terminal Earnings before income taxes, depreciation and amortization (“EBITDA”) Multiple (13x-15x), volatility (60%-70%) and an estimated time to liquidity of 4 years. Significant changes in any of these inputs in isolation would result in significantly different fair value measurements. Generally, a change in the assumption used for terminal EBITDA multiples would result in a directionally similar change in the fair value and a change in the assumption used for weighted average cost of capital or volatility would result in a directionally opposite change in the fair value.

The determination of the fair values of investments, where the Company is a minority shareholder and has access to limited information from the investee, reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding the investee’s expected growth rates and operating margin, expected length and severity of the impact from the COVID-19 pandemic and the shape and timing of the subsequent recovery, as well as other key assumptions with respect to matters outside of the Company's control, such as discount rates and market comparables. It requires significant judgments and estimates and actual results could be materially different than those judgments and estimates utilized in the fair value estimate. Future events and changing market conditions may lead the Company to re-evaluate the assumptions reflected in the valuation, particularly the assumptions related to the length and severity of the COVID-19 pandemic and the shape and timing of the subsequent recovery and the overall impact on the investee’s business, which may result in a need to recognize an additional impairment charge that could have a material adverse effect on the Company's results of operations.

Derivatives

The Company's derivative instruments are valued using pricing models. Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility and foreign currency exchange rates. The valuation of derivatives are considered "Level 2" fair value measurements. The Company's derivative instruments are typically short-term in nature.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations. The Company mitigates these risks by following established risk management policies and procedures, including the use of derivatives. The Company enters into foreign currency derivative contracts to hedge translation risks from short-term foreign currency exchange rate fluctuations for the Euro, British Pound Sterling and certain other currencies versus the U.S. Dollar. The Company also enters into foreign currency forward contracts to hedge its exposure to the impact of movements in foreign currency exchange rates on its transactional balances denominated in currencies other than the functional currency. The Company does not use derivatives for trading or speculative purposes.

The Company reports the fair values of its derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets in "Prepaid expenses and other current assets, net" and "Accrued expenses and other current liabilities," respectively. Unless designated as hedges for accounting purposes, gains and losses resulting from changes in the fair values of derivative instruments are recognized in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations in the period that the changes occur and cash flow impacts, if any, are classified within "Net cash (used in) provided by operating activities" in the Unaudited Consolidated Statements of Cash Flows. As of March 31, 2020 and December 31, 2019, the Company did not designate any derivatives as hedges for accounting purposes.

The table below provides fair values and notional amounts of foreign currency exchange derivatives outstanding at March 31, 2020 and December 31, 2019 (in millions). The notional amount of a foreign currency forward contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheets.

	March 31, 2020	December 31, 2019
Fair value of derivative assets	$12	$12
Fair value of derivative liabilities	21	5

Notional amount:
Foreign currency purchases	1,441	1,770
Foreign currency sales	950	901

The effect of foreign currency exchange derivatives recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 is as follows (in millions):

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Losses on foreign currency exchange derivatives	$23	$13

Other Financial Assets and Liabilities

At March 31, 2020 and December 31, 2019, the Company's cash consisted of bank deposits. Other financial assets and liabilities, including restricted cash, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair values because of the short-term nature of these items. Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Note 9 for the estimated fair value of the Company's outstanding senior notes and Note 5 for information related to an embedded derivative associated with the $25 million Trip.com Group convertible notes issued in 2016.

Goodwill

See Note 8 for nonrecurring fair value measurements related to the goodwill impairment test.

7.	ACCOUNTS RECEIVABLE AND OTHER FINANCIAL ASSETS

Accounts receivable in the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019 includes receivables from customers of $740 million and $1.2 billion, respectively, and receivables from marketing affiliates of $61 million and $110 million, respectively. The remaining balance relates to receivables from third-party payment processors. The Company’s receivables are short-term in nature. In addition, the Company had prepayments to certain customers of $104 million and $232 million at March 31, 2020 and December 31, 2019, respectively, which are included in "Prepaid expenses and other current assets, net," and $126 million at March 31, 2020, which is included in "Other assets, net" in the Consolidated Balance Sheets. The amounts mentioned above are stated on a gross basis, before deducting the allowance for expected credit losses.

For periods prior to January 1, 2020, receivables from customers were recorded at the original invoiced amounts net of an allowance for doubtful accounts. On January 1, 2020, the Company adopted the accounting standards update on the measurement of credit losses, which requires the Company to estimate lifetime expected credit losses upon recognition of the financial assets. The Company adopted the accounting standards update using a modified retrospective approach and the adoption did not have a material impact to the Company's Unaudited Consolidated Financial Statements.

The Company has identified the following risk characteristics of its customers and the related receivables and prepayments: size, type (alternative accommodations vs. hotels) or geographic location of the customer, or a combination of these characteristics. Receivables with similar risk characteristics have been grouped into pools. For each pool, the Company considers the historical credit loss experience, current economic conditions, supportable forecasts of future economic conditions, and any recoveries in assessing the lifetime expected credit losses. Other key factors that influence the expected credit loss analysis include customer demographics, payment terms offered in the normal course of business to customers, the nature of competition, and industry-specific factors that could impact the Company's receivables. Additionally, external data and macroeconomic factors are considered. This is assessed at each quarter based on the Company’s specific facts and circumstances.

The following table summarizes the activity of the allowance for expected credit losses on receivables (in millions):

	For the Three Months Ended March 31,
	2020	2019
Balance, beginning of year	$49	$51
Provision charged to earnings	199	17
Write-offs and adjustments	(1)	(18)
Currency translation adjustments	(2)	(1)
Balance, end of period	$245	$49

The allowance for expected credit losses on receivables as of March 31, 2020 includes a portion of the amounts related to refunds paid or payable to certain travelers without a corresponding estimated expected recovery from the travel service providers (see Note 2).  For the three months ended March 31, 2020, the Company recorded a reduction in revenue of $48 million for such refunds, which is included in "Provision charged to earnings" in the table above.

In addition, the Company recorded an allowance for expected credit loss on prepayments to certain customers of $54 million and $6 million at March 31, 2020 and December 31, 2019, respectively, which are included in "Prepaid expenses and other current assets, net" and "Other assets, net" in the Consolidated Balance Sheets.

Due to the impact of the COVID-19 pandemic (see Note 1), given the volatility in global markets and the financial difficulties faced by many of the Company’s travel service provider and restaurant customers and marketing affiliates, the Company has increased its allowance for expected credit losses on receivables from and prepayments to its customers and marketing affiliates. For the three months ended March 31, 2020, the Company recorded additional expected credit loss expenses of $183 million, which is included in "Sales and other expenses" in the Unaudited Consolidated Statement of Operations. Significant judgments and assumptions are required to estimate the allowance for expected credit losses on receivables from and prepayments to customers and such assumptions may change in future periods, particularly the assumptions related to the impact of the COVID-19 pandemic on the business prospects and financial condition of customers and the Company’s ability to collect the receivable or recover the prepayment.

8.                                      GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

A substantial portion of the Company’s intangible assets and goodwill relates to the acquisitions of OpenTable and KAYAK.
Goodwill
The changes in the balance of goodwill for the three months ended March 31, 2020 consist of the following (in millions):

Balance, December 31, 2019 (1)	$2,913
Impairment	(489)
Foreign currency translation adjustments	(33)
Balance, March 31, 2020 (1)	$2,391
(1) The balance of goodwill as of March 31, 2020 and December 31, 2019 is stated net of cumulative impairment charges of $1.4 billion and $941 million, respectively.
The Company tests goodwill for impairment annually and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company tests goodwill at a reporting unit level.  The Company’s annual goodwill impairments tests are performed as of September 30. Due to the significant and negative financial impact of the COVID-19 pandemic (see Note 1), the Company performed an interim period goodwill impairment test at March 31, 2020. Under the current goodwill impairment standard adopted in the first quarter of 2020, a goodwill impairment loss is measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill (see Note 1).
As of March 31, 2020, the fair value of each of the Company’s reporting units, except the OpenTable and KAYAK reporting unit, exceeded its respective carrying value. For the OpenTable and KAYAK reporting unit, the Company recognized a goodwill impairment charge of $489 million, which is not tax-deductible, resulting in an adjusted carrying value of goodwill for OpenTable and KAYAK of $1.5 billion at March 31, 2020. The goodwill impairment was primarily driven by a significant reduction in the forecasted near-term cash flows of OpenTable and KAYAK as well as the significant decline in comparable companies' market values as a result of the COVID-19 pandemic.
The estimated fair value of OpenTable and KAYAK was determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and a market approach (applying the recent decline in enterprise values of comparable publicly-traded companies to the recently calculated fair value for OpenTable and KAYAK, as well as applying comparable company multiples).
The income approach estimates fair value utilizing long-term growth rates and discount rates applied to the cash flow projection. In the cash flow projection, the Company assumes that OpenTable and KAYAK will experience a significant decline in near-term cash flows with a recovery to 2019 levels of financial performance occurring in 2023. The shape and timing of the recovery is a key assumption in the fair value calculation (both in the income and market approaches), however, it is highly uncertain whether the actual recovery will match the trajectory or magnitude of the Company's assumptions. If the timing of recovery to 2019 levels of financial performance were to occur in 2022 or 2024, the impact to the estimated fair value, at March 31, 2020, ranges from an increase of over $230 million to a decrease of over $410 million.
The estimation of fair value reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding OpenTable and KAYAK’s expected growth rates and operating margin, expected length and severity of the impact from the COVID-19 pandemic and the shape and timing of the subsequent recovery, as well as other key assumptions with respect to matters outside of the Company's control, such as discount rates and market comparables. It requires significant judgments and estimates and actual results could be materially different than the judgments and estimates used to estimate fair value. Future events and changing market conditions may lead the Company to re-evaluate the assumptions reflected in the current forecast disclosed above, particularly the assumptions related to the length and severity of the COVID-19 pandemic and the shape and timing of the subsequent recovery, which may result in a need to recognize an additional goodwill impairment charge, which could have a material adverse effect on the Company's results of operations.
Intangible Assets and Other Long-lived Assets
The Company's intangible assets at March 31, 2020 and December 31, 2019 consist of the following (in millions):

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Supply and distribution agreements	$1,083	$(478)	$605	$1,100	$(472)	$628	3 - 20 years

Technology	169	(131)	38	170	(129)	41	2 - 7 years

Internet domain names	39	(32)	7	40	(32)	8	5 - 20 years

Trade names	1,802	(555)	1,247	1,811	(534)	1,277	4 - 20 years

Other intangible assets	2	(2)	—	2	(2)	—	Up to 15 years
Total intangible assets	$3,095	$(1,198)	$1,897	$3,123	$(1,169)	$1,954

Intangible assets are amortized on a straight-line basis.  Amortization expense was $43 million and $45 million for the three months ended March 31, 2020 and March 31, 2019, respectively.
The Company reviews long-lived assets, including intangible assets and operating lease assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The assessment of possible impairment is based upon the ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related asset group. Due to the significant and negative financial impact of the COVID-19 pandemic (see Note 1), the Company performed the recoverability test of its long-lived assets and concluded that there was no impairment at March 31, 2020.

9.                                      DEBT

Revolving Credit Facility

In August 2019, the Company entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. Borrowings under the revolving credit facility will bear interest, at the Company’s option, at a rate per annum equal to either (i) the London Inter-bank Offer Rate, or if such London Inter-bank Offer Rate is no longer available, the agreed alternate rate of interest ("LIBOR") (but no less than 0%) for the interest period in effect for such borrowing plus an applicable margin ranging from 0.875% to 1.50%; or (ii) for U.S. Dollar-denominated loans only, the sum of (x) the greatest of (a) JPMorgan Chase Bank, N.A.'s prime lending rate, (b) the U.S. federal funds rate plus 0.50% and (c) LIBOR (but no less than 0%) for an interest period of one month plus 1.00%, plus (y) an applicable margin ranging from 0% to 0.50%. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.07% to 0.20%.

The revolving credit facility provides for the issuance of up to $80 million of letters of credit as well as borrowings of up to $100 million on same-day notice, referred to as swingline loans. Other than swingline loans, which are available only in U.S. Dollars, borrowings and letters of credit under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility can be used for working capital and general corporate purposes, including acquisitions, share repurchases and debt repayments. There were no borrowings outstanding and $5 million of letters of credit issued under this revolving credit facility at March 31, 2020 and December 31, 2019.

Upon entering into this revolving credit facility, the Company terminated its prior $2.0 billion five-year revolving credit facility entered into in June 2015. During the three months ended March 31, 2019, the Company made short-term borrowings under the prior revolving credit facility totaling $250 million with a weighted-average interest rate of 3.5%, which were repaid during the three months ended June 30, 2019.

The current revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to the Company's ability to borrow thereunder. In April 2020, the Company amended the revolving credit facility, pursuant to which the maximum leverage ratio covenant has been suspended through and including the quarter ending March 31, 2021, and has been replaced with a minimum liquidity covenant based on unrestricted cash, cash equivalents, short-term investments and unused capacity under this revolving credit facility. Beginning with the quarter ending June 30, 2021, the minimum liquidity covenant will cease to apply and the maximum leverage ratio covenant will again be in effect.

Outstanding Debt

Outstanding debt at March 31, 2020 consists of the following (in millions):

March 31, 2020	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current liabilities:
0.35% Convertible Senior Notes due June 2020	$1,000	$(5)	$995
Long-term debt:
0.9% Convertible Senior Notes due September 2021	$1,000	$(33)	$967
0.8% (€1 Billion) Senior Notes due March 2022	1,097	(3)	1,094
2.15% (€750 Million) Senior Notes due November 2022	824	(2)	822
2.75% Senior Notes due March 2023	500	(2)	498
2.375% (€1 Billion) Senior Notes due September 2024	1,097	(8)	1,089
3.65% Senior Notes due March 2025	500	(2)	498
3.6% Senior Notes due June 2026	1,000	(5)	995
1.8% (€1 Billion) Senior Notes due March 2027	1,097	(4)	1,093
3.55% Senior Notes due March 2028	500	(3)	497
Total long-term debt	$7,615	$(62)	$7,553

Outstanding debt at December 31, 2019 consists of the following (in millions):

December 31, 2019	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current Liabilities:
0.35% Convertible Senior Notes due June 2020	$1,000	$(12)	$988
Long-term debt:
0.9% Convertible Senior Notes due September 2021	1,000	(39)	961
0.8% (€1 Billion) Senior Notes due March 2022	1,123	(3)	1,120
2.15% (€750 Million) Senior Notes due November 2022	842	(3)	839
2.75% Senior Notes due March 2023	500	(2)	498
2.375% (€1 Billion) Senior Notes due September 2024	1,123	(9)	1,114
3.65% Senior Notes due March 2025	500	(2)	498
3.6% Senior Notes due June 2026	1,000	(5)	995
1.8% (€1 Billion) Senior Notes due March 2027	1,123	(5)	1,118
3.55% Senior Notes due March 2028	500	(3)	497
Total long-term debt	$7,711	$(71)	$7,640

Based on the closing price of the Company's common stock for the prescribed measurement periods for the three months ended March 31, 2020 and December 31, 2019, the contingent conversion thresholds on the 2020 Notes (as defined below) and 2021 Notes (as defined below) were not exceeded. The 2021 Notes were not convertible at the option of the holder at March 31, 2020 and December 31, 2019. However, starting on March 15, 2020, the 2020 Notes became convertible at the option of the holder, regardless of the Company's stock price. At March 31, 2020, the 2020 Notes are convertible at the option of the holders and the principal amount is required to be paid in cash. The Company reclassified the equity component in the amount of $4 million at March 31, 2020, from additional paid-in-capital to convertible debt in the mezzanine section in the Company's Consolidated Balance Sheet.

Fair Value of Debt

At March 31, 2020 and December 31, 2019, the estimated fair value of the outstanding Senior Notes was approximately $8.7 billion and $9.8 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period. The fair value of the Company's debt in excess of the outstanding principal amount primarily relates to the conversion premium on the Convertible Senior Notes.

Convertible Senior Notes

If the note holders exercise their option to convert, the Company delivers cash to repay the principal amount of the notes and delivers shares of common stock or cash, at its option, to satisfy the conversion value in excess of the principal amount. If the Company's convertible debt is redeemed or converted prior to maturity, a gain or loss on extinguishment is recognized. The gain or loss is the difference between the fair value of the debt component immediately prior to extinguishment and its carrying value. To estimate the fair value of the debt at the conversion date, the Company estimates the borrowing rate, considering the credit rating and similar debt of comparable corporate issuers without the conversion feature.

Description of Convertible Senior Notes

In August 2014, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due September 15, 2021, with an interest rate of 0.9% (the "2021 Notes"). The Company paid $11 million in debt issuance costs during the year ended December 31, 2014 related to this offering. The 2021 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $2,055.50 per share. The 2021 Notes are convertible, at the option of the holder, prior to September 15, 2021, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2021 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2021 Notes in an aggregate value ranging from $0 to $375 million depending upon the date of the transaction and the then current stock price of the Company. Starting on June 15, 2021, holders will have the right to convert all or any portion of the 2021 Notes, regardless of the Company's stock price. The 2021 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2021 Notes for cash in certain circumstances. Interest on the 2021 Notes is payable on March 15 and September 15 of each year. At March 31, 2020, the if-converted value of the 2021 Notes did not exceed the aggregate principle amount.

In May 2013, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due June 15, 2020, with an interest rate of 0.35% (the "2020 Notes"). The 2020 Notes were issued with an initial discount of $20 million. The Company paid $1 million in debt issuance costs during the year ended December 31, 2013 related to this offering. The 2020 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $1,315.10 per share. The 2020 Notes are convertible, at the option of the holder, prior to June 15, 2020, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2020 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2020 Notes in an aggregate value ranging from $0 to $397 million depending upon the date of the transaction and the then current stock price of the Company. Since March 15, 2020, holders have had the right to convert all or any portion of the 2020 Notes, regardless of the Company's stock price. The 2020 Notes may not be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the 2020 Notes for cash in certain circumstances. Interest on the 2020 Notes is payable on June 15 and December 15 of each year. At March 31, 2020, the if-converted value of the 2020 Notes exceeded the aggregate principle amount by $92 million.

Cash-settled convertible debt, such as the Company's convertible senior notes, is separated into debt and equity components at issuance and each component is assigned a value.  The value assigned to the debt component is the estimated fair value, at the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount. Debt discount is amortized using the effective interest rate method over the period from the origination date through the stated maturity date. The Company estimated the borrowing rates at debt origination to be 3.18% for the 2021 Notes and 3.13% for the 2020 Notes, considering its credit rating and similar debt of comparable corporate issuers without the conversion feature. The yield to maturity was estimated at an at-market coupon priced at par.

Debt discount after tax of $83 million ($143 million before tax) related to the 2021 Notes and $92 million ($154 million before tax) related to the 2020 Notes less financing costs associated with the equity component of the respective convertible notes was recorded in "Additional paid-in capital" in the balance sheet at debt origination.

For both the three months ended March 31, 2020 and 2019, the Company recognized interest expense of $15 million related to convertible notes, which is almost entirely comprised of the amortization of debt discount of $12 million and the contractual coupon interest of $3 million for each period. For the three months ended March 31, 2020 and 2019, included in the amortization of debt discount mentioned above is $1 million of original issuance discount related to the 2020 Notes for each period. The remaining interest expense relates to the amortization of debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt. The weighted-average effective interest rates for both the three months ended March 31, 2020 and 2019 were 3.2%.

In April 2020, the Company issued a private placement of $863 million aggregate principal amount of Convertible Senior Notes due May 1, 2025 with an interest rate of 0.75% (the "May 2025 Notes"). The May 2025 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $1,886.44 per share. The May 2025 Notes are convertible, at the option of the holder, prior to November 1, 2024, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price in effect for the notes on the last trading day of the immediate preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the May 2025 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the May 2025 Notes in an aggregate value ranging from $0 to $273 million depending upon the date of the transaction and the then current stock price of the Company. Starting on November 1, 2024, holders will have the right to convert all or any portion of the May 2025 Notes, regardless of the Company's stock price. The May 2025 Notes may not be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the May 2025 Notes for cash in certain circumstances. Interest on the May 2025 Notes is payable on May 1 and November 1 of each year, beginning on November 1, 2020.

The proceeds from the issuance of the May 2025 Notes can be used for general corporate purposes, which may include repayment of debt, including the repayment, at maturity or upon conversion prior thereto, of the Company’s 2020 Notes and 2021 Notes.

Other Long-term Debt

Other long-term debt had a total carrying value of $6.6 billion and $6.7 billion at March 31, 2020 and December 31, 2019, respectively. Debt discount is amortized using the effective interest rate method over the period from the origination date through the stated maturity date.  The following table summarizes the information related to other long-term debt at March 31, 2020:

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

For both the three months ended March 31, 2020 and 2019, the Company recognized interest expense of $42 million related to other long-term debt, which is almost entirely comprised of $40 million related to the contractual coupon interest for each period. The remaining interest expense relates to the amortization of debt discount and debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt.

Historically, the aggregate principal value of the Euro-denominated Senior Notes maturing in March 2022, November 2022, September 2024 and March 2027 (collectively the "Euro-denominated debt") and accrued interest thereon had been designated as a hedge of the Company's net investment in a Euro functional currency subsidiary. Beginning in the second quarter of 2019, the Company has only designated certain portions of the aggregated principal value of the Euro-denominated debt as a hedge. For the three months ended March 31, 2020, the carrying value of the portion of Euro-denominated debt designated as a net investment hedge ranged from $2.1 billion to $3.2 billion. The foreign currency transaction gains or losses on these Euro-denominated liabilities are measured based upon changes in spot rates. The foreign currency transaction gains or losses on the Euro-denominated debt that is designated as a hedging instrument for accounting purposes are recorded in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The net assets of this Euro functional currency subsidiary are translated into U.S. Dollars at each balance sheet date, with the effects of foreign currency changes also reported in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument are recognized in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

In April 2020, the Company issued Senior Notes due April 13, 2025 with an interest rate of 4.10% for an aggregate principal amount of $1 billion, Senior Notes due April 13, 2027 with an interest rate of 4.50% for an aggregate principal amount of $750 million and Senior Notes due April 13, 2030 with an interest rate of 4.625% for an aggregate principal amount of $1.5 billion. Interest on these Senior Notes is payable on April 13 and October 13 of each year, beginning on October 13, 2020. The proceeds from the issuance of the Senior Notes can be used for general corporate purposes, which may include repayment of debt, including the repayment, at maturity or upon conversion prior thereto, of the Company’s 2020 Notes and 2021 Notes.

10.                                      TREASURY STOCK

At December 31, 2019, the Company had a total remaining authorization of $11.5 billion to repurchase its common stock related to a program authorized by the Company's Board of Directors in 2019 for $15.0 billion. At March 31, 2020, the Company had a total remaining authorization of $10.4 billion to repurchase its common stock. The Company has not repurchased any shares in the second quarter of 2020 and does not intend to initiate any repurchases until it has better visibility into the shape and timing of a recovery from the COVID-19 pandemic. Additionally, the Board of Directors has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities during the three months ended March 31, 2020 and 2019 (in millions, except for shares, which are reflected in thousands):

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	601	$1,122	1,548	$2,735
General authorization for shares withheld on stock award vesting	77	129	71	121
Total	678	$1,251	1,619	$2,856

Stock repurchases of $40 million in December 2019 were settled in January 2020.

For the three months ended March 31, 2020 and 2019, the Company remitted employee withholding taxes of $119 million and $111 million, respectively, to the tax authorities, which is different from the aggregate cost of the shares withheld for taxes for each period due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Unaudited Consolidated Statements of Cash Flows.

At March 31, 2020, there were 22,439,549 shares of the Company's common stock held in treasury.

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

The Company's effective tax rate for the three months ended March 31, 2020 was 3.1%, compared to 21.0% for the three months ended March 31, 2019. The Company's 2020 effective tax rate differs from the U.S. federal statutory tax rate of 21%, and was lower for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the non-deductible goodwill impairment charge related to OpenTable and KAYAK and valuation allowances recorded against the deferred tax assets generated from the impairment of a long-term investment.

During the three months ended March 31, 2019, a majority of the Company's income was reported in the Netherlands, where Booking.com is based. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 7% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings during the three months ended March 31, 2019 qualified for Innovation Box Tax treatment, which had a beneficial impact on the Company's effective tax rate for that period. During the three months ended March 31, 2020, the Company did not benefit from the Innovation Box Tax.

12.                                      CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The tables below present the changes in the balances of accumulated other comprehensive loss ("AOCl") by component for the three months ended March 31, 2020 and 2019 (in millions):

	Foreign currency translation adjustments, net of tax					Net unrealized (losses) gains on available-for-sale securities, net of tax			Total AOCI, net of tax
	Foreign currency translation		Net Investment Hedges (1)		Total, net of tax	Before tax	Tax (expense) benefit	Total, net of tax
	Before tax	Tax benefit(2)	Before tax	Tax expense
Balance, December 31, 2019	$(186)	$54	$(2)	$(5)	(139)	$(7)	$(45)	(52)	(191)

Other Comprehensive (Loss) Income ("OCI") before reclassifications	(128)	4	62	(15)	(77)	(94)	17	(77)	(154)
Amounts reclassified to net income (3)	—	—	—	—	—	4	(1)	3	3
OCI for the period	(128)	4	62	(15)	(77)	(90)	16	(74)	(151)
Balance, March 31, 2020	$(314)	$58	$60	$(20)	$(216)	$(97)	$(29)	$(126)	$(342)

	Foreign currency translation adjustments, net of tax					Net unrealized (losses) gains on available-for-sale securities, net of tax			Total AOCI, net of tax
	Foreign currency translation		Net Investment Hedges (1)		Total, net of tax	Before tax	Tax expense	Total, net of tax
	Before tax	Tax benefit(2)	Before tax	Tax benefit (expense)
Balance, December 31, 2018	$(109)	$41	$(73)	$12	(129)	$(157)	$(30)	(187)	(316)

OCI before reclassifications	(80)	11	76	(19)	(12)	211	(51)	160	148
Amounts reclassified to net income (3)	—	—	—	—	—	(1)	—	(1)	(1)
OCI for the period	(80)	11	76	(19)	(12)	210	(51)	159	147
Balance, March 31, 2019	$(189)	$52	$3	$(7)	$(141)	$53	$(81)	$(28)	$(169)

(1)         Net investment hedges balance, net of tax, at March 31, 2020 and earlier dates presented above, include accumulated net losses from fair value adjustments of $35 million after tax ($53 million before tax) associated with previously settled derivatives that were designated as net investment hedges. The remaining balances relate to foreign currency transaction gains (losses) and related tax benefits (expenses) associated with the Company's Euro-denominated debt that is designated as a hedge against the impact of currency fluctuations on the net assets of a Euro functional currency subsidiary (see Note 9).
(2)         The tax benefits relate to foreign currency translation adjustments to the Company's one-time deemed repatriation tax liability recorded at December 31, 2017 and foreign earnings for periods after December 31, 2017 that are subject to U.S. federal and state income tax, resulting from the enactment of the U.S. Tax Cuts and Jobs Act (the "Tax Act").
(3)         The reclassified net realized losses before tax from sales of investments in debt securities and impairment losses before tax related to debt securities held by the Company are included in "Foreign currency transactions and other" and the related reclassified tax benefits are included in "Income tax (benefit) expense" in the Unaudited Consolidated Statements of Operations. The cost of marketable debt securities sold is determined using a first-in and first-out method.

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

NCAs or other governmental authorities are continuing to review the activities of online platforms, including through the use of consumer protection powers. For example, the United Kingdom's NCA (the Competition and Markets Authority, or CMA) conducted a consumer protection law investigation into the clarity, accuracy and presentation of information on hotel booking sites with a specific focus on the display of search results (e.g., ranking), claims regarding discounts, methods of "pressure selling" (such as allegedly creating false impressions regarding room availability) and failure to disclose hidden charges.  In connection with this investigation, Booking.com, agoda and KAYAK, along with a number of other OTCs, voluntarily agreed to certain commitments with the CMA addressing its concerns in resolution of this investigation, which took effect on September 1, 2019. Among other things, the commitments provided to the CMA included showing prices inclusive of all mandatory taxes and charges, providing information about the effect of money earned on search result rankings on or before the search results page and making certain adjustments to how discounts and statements concerning popularity or availability are shown to consumers. The CMA has stated that it expects all participants in the online travel market to adhere to the same standards, regardless of whether they formally signed the commitments. The commitments concluded the CMA's investigation without finding an infringement or an admission of wrongdoing of the OTCs involved. As a result of additional inquiries from other NCAs in the European Union, Booking.com has made similar commitments with the Consumer Protection Cooperation Network to be applicable in the European Union beginning in June 2020. In the future, it is possible other jurisdictions could engage Booking.com in discussions to implement similar changes to its business in those countries. The Company is unable to predict what, if any, effect these commitments and any future similar commitments will have on its business, industry practices or online commerce more generally. To the extent that any other investigations or inquiries result in additional commitments, fines, damages or other remedies, the Company's business, financial condition and results of operations could be harmed.

The Company is involved in litigation in Israel claiming that it has violated Israeli consumer protection laws. One such lawsuit alleges that the Company violated Israeli consumer protection laws by failing to properly display Israeli local taxes in the total prices shown to Israeli residents on its platform. Another lawsuit claims that the Company's parity contractual terms with partners violate Israeli consumer protection laws because they are anti-competitive. A third lawsuit claims Israeli consumer protection laws prohibit the Company from facilitating non-refundable bookings to Israeli residents. Each of the plaintiffs in these matters is requesting certification of a class and the Company is defending against class certification. If the court were to grant class certification for any of these matters and if the plaintiffs were successful on the merits of the claims, the Company could be required to pay damages. However, it is not reasonably possible to estimate the amount of such damages because the likelihood of class certification and the success of the merits of these cases are both too speculative at this stage in the litigation and also because a reasonable assessment of the size of any potential class is not possible at this time.

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

Tax Matters

French tax authorities conducted an audit of Booking.com for the years 2003 through 2012 and are conducting audits for the years 2013 through 2018. They are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income and value-added taxes. In December 2015, the French tax authorities issued Booking.com assessments related to tax years 2003 through 2012 for approximately 356 million Euros, the majority of which represents penalties and interest. As a result of a formal demand from the French tax authorities for payment of the amounts assessed for the years 2003 through 2012, in January 2019, the Company paid the assessments of approximately 356 million Euros ($403 million) in order to preserve its right to contest those assessments in court. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent the Company prevails. If the Company is unable to resolve the matter with the French tax authorities, the Company plans to challenge the assessments in the French courts. In December 2019, the French tax authorities issued an additional assessment of 70 million Euros ($77 million), including interest and penalties, for the 2013 year asserting that Booking.com has taxable income in France attributable to a permanent establishment in France. Furthermore, the French tax authorities issued assessments totaling 39 million Euros ($43 million), including interest and penalties, for certain tax years between 2011 and 2015 on Booking.com's French subsidiary asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com in the Netherlands. The Company has not recorded a liability in connection with any of the French tax assessments as the Company believes that Booking.com has been, and continues to be, in compliance with French tax law, and the Company is contesting the assessments. Additional assessments could result when the French tax authorities complete the outstanding audits.

Italian authorities are reviewing Booking.com's activities for the years 2011 through 2018. They are reviewing whether Booking.com has a permanent establishment in Italy and Booking.com's transfer pricing policies in Italy. The Company is cooperating with the investigation but intends to contest any allegation that Booking.com has a permanent establishment in Italy or that its transfer pricing policies are inappropriate. In December 2018 and 2019, respectively, the Italian tax authorities issued assessments on Booking.com's Italian subsidiary for approximately 48 million Euros ($52 million) for the 2013 tax year and 58 million Euros ($64 million) for the 2014 tax year asserting that its transfer pricing policies were inadequate. The Company has not recorded a liability in connection with these assessments. The Company believes that Booking.com has been, and continues to be, in compliance with Italian tax law. The Company paid 10 million Euros ($11 million) in December 2019 as a partial payment of the 2013 assessment. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent the Company prevails. It is unclear what further actions, if any, the Italian authorities will take. Such actions could include closing the investigation, assessing Booking.com additional taxes, imposing interest, fines and penalties and/or bringing criminal charges.

In addition, Turkish tax authorities have asserted that Booking.com has a permanent establishment in Turkey and have issued tax assessments for the years 2012 through 2017 for approximately 544 million Turkish Lira ($83 million), including interest and penalties. The Company believes that Booking.com has been, and continues to be, in compliance with Turkish tax law, and the Company is contesting these assessments. The Company has not recorded a liability in connection with these assessments.

As a result of an internal review of tax policies and positions at one of the Company's smaller subsidiaries, the Company identified two issues related to the application of certain non-income-based tax laws to that subsidiary's business in 2018. At March 31, 2020 and December 31, 2019, respectively, the Company had $75 million and $67 million accrued related to these travel transaction taxes based on the Company's estimate of the probable travel transaction tax owed for the prior periods, including interest and penalties, as applicable. The related expenses are included in "General and administrative" expense in the Unaudited Consolidated Statements of Operations. The Company currently estimates that the reasonably possible loss related to these matters in excess of the amount accrued is approximately $25 million. The Company's internal review is ongoing, and, to the extent the Company determines that the probable taxes owed related to these matters exceed what has already been accrued or new issues are identified during this review, the Company may need to accrue additional amounts, which could adversely affect the Company’s business, results of operations, financial condition and cash flows.

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

Other Matters

Beginning in 2014, Booking.com received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) (“BPF”) claiming that Booking.com is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which Booking.com is currently participating. BPF instituted legal proceedings against Booking.com and in 2016 the District Court of Amsterdam rejected all of BPF’s claims. BPF appealed the decision to the Court of Appeal, and, in May 2019, the Court of Appeal also rejected all of

BPF’s claims. BPF has appealed to the Netherlands Supreme Court. The Company expects the Supreme Court to rule in early 2021. The Company believes that Booking.com is in compliance with its pension obligations. The Company has not recorded a liability in connection with a potential adverse outcome to this litigation. However, if Booking.com were to lose and all of BPF’s claims were to be accepted (including retroactivity to 1999), the Company estimates that as of March 31, 2020 the maximum loss, not including any potential interest or penalties, would be approximately $200 million. Such estimated potential loss increases as Booking.com continues not to contribute to the BPF and depends on Booking.com’s applicable employee compensation after March 31, 2020.

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

Building Construction

In September 2016, the Company signed a turnkey agreement to construct an office building for Booking.com’s future headquarters in the Netherlands. Upon signing this agreement, the Company paid 43 million Euros ($48 million) for the acquired land-use rights, which was included in "Operating lease assets" in the Consolidated Balance Sheets. In addition, since signing the turnkey agreement the Company has made several progress payments principally related to the construction of the building, which are included in "Property and equipment, net" in the Consolidated Balance Sheets. As of March 31, 2020, the Company has paid 168 million Euros ($193 million) and had a remaining obligation of 102 million Euros ($112 million) related to the turnkey agreement. The remaining obligation will be paid through mid-2022, when the Company anticipates construction will be complete. Subsequent to March 31, 2020 the remaining obligation was reduced to 93 million Euros ($102 million).
In addition to the turnkey agreement, the Company has a remaining obligation at March 31, 2020 to pay 71 million Euros ($78 million) over the remaining term of the acquired land lease. The Company will also make additional capital expenditures to fit out and furnish the office space.
Other Contractual Obligations

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

14.                OTHER

Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents at March 31, 2020 and December 31, 2019 principally relates to the minimum cash requirement for the Company's travel-related insurance business. The following table reconciles cash and cash equivalents and restricted cash and cash equivalents reported in the Consolidated Balance Sheets to the total amounts shown in the Unaudited Consolidated Statements of Cash Flows (in millions):

	March 31, 2020	December 31, 2019
	(Unaudited)
As included in the Consolidated Balance Sheets:
Cash and cash equivalents	$6,363	$6,312
Restricted cash and cash equivalents included in "Prepaid expenses and other current assets, net"	20	20
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Consolidated Statements of Cash Flows	$6,383	$6,332

Income Taxes Prepayment and Refund
In the first quarter of 2020, the Company made a prepayment of the Netherlands income taxes of $717 million to earn prepayment discounts, which were included in the “Prepaid expense and other current assets, net” in the Consolidated Balance Sheet at March 31, 2020. The Company requested a refund of this amount from the Dutch tax authorities and it was received in April 2020.

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

Overview

Our mission is to make it easier for everyone to experience the world. We seek to empower people to cut through travel barriers, such as money, time, language and overwhelming options, so they can use our services to easily and confidently get where they want to go, stay where they want to stay, dine where they want to dine, pay how they want to pay and experience what they want to experience. We connect consumers wishing to make travel reservations with providers of travel services around the world through our online platforms. Through one or more of our brands, consumers can: book a broad array of accommodations (including hotels, motels, resorts, homes, apartments, bed and breakfasts, hostels and other properties); make a car rental reservation or arrange for an airport taxi; make a dinner reservation; or book a flight, cruise, vacation package, tour or activity. Consumers can also use our meta-search services to easily compare travel reservation information, such as airline ticket, hotel reservation and rental car reservation information, from hundreds of online travel platforms at once. In addition, we offer various other services to consumers and partners, such as certain travel-related insurance products and restaurant management services to restaurants.

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

Our business is driven primarily by international results, which consist of the results of Booking.com, agoda and Rentalcars.com in their entirety and the international businesses of KAYAK and OpenTable. This classification is independent of where the consumer resides, where the consumer is physically located while using our services or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com (which is domiciled in the Netherlands) at a hotel in New York by a consumer in the United States is part of our international results. In 2019, our international business (the substantial majority of which is generated by Booking.com) represented approximately 90% of our consolidated revenues. A significant majority of our revenues, including a significant majority of our international revenues, is earned in connection with facilitating accommodation reservations. See Note 2 to the Unaudited Consolidated Financial Statements for more geographic information.

We derive substantially all of our revenues from enabling consumers to make travel service reservations. We also earn revenues from credit card processing rebates and customer processing fees, advertising services, restaurant reservations and restaurant management services, and various other services, such as travel-related insurance revenues.

Trends

In December 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China, and has since spread to other regions, including Europe and the United States. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak was a global pandemic (“COVID-19 pandemic”). In response to the pandemic, many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses. These government mandates have forced many of the partners on whom our business relies, including hotels and other accommodation providers, airlines and restaurants, to seek government support in order to continue operating, to curtail drastically their service offerings or to cease operations entirely. Further, these measures have materially adversely affected, and may further adversely affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and our workforce, operations and customers. The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in travel and restaurant activities and consumer demand for related services. Our financial results and prospects are almost entirely dependent on the sale of such travel and restaurant-related services. Our results for the quarter ended March 31, 2020 have been significantly and negatively impacted, with a material decline in gross travel bookings, room nights booked, total revenues, net income and cash flow from operations as compared to the corresponding period in 2019. Newly-booked room night reservations, excluding the impact of cancellations, have been declining as the COVID-19 pandemic has spread, and decreased by over 85% in April 2020 as compared to April 2019. In addition, we expect our revenue will be impacted to a greater extent considering the impact of cancellations in March for April stays and also since many hotels, especially in Europe, were not open in April. We expect to continue to see severely reduced new travel and restaurant reservation bookings as compared to 2019 levels for the foreseeable future, which will have a materially adverse impact on our business, financial condition, results of operations and cash flows. Further, given the volatility in global markets and the financial difficulties faced by many of our travel service provider and restaurant partners, we have increased our provision for expected credit losses on receivables from and cash advances made to our travel service provider and restaurant partners.

Due to the uncertain and rapidly evolving nature of current conditions around the world, we are unable to predict accurately the impact that the COVID-19 pandemic will have on our business going forward. We currently expect, however, that the COVID-19 pandemic will impact our financial performance for the quarter ended June 30, 2020, much more significantly than it impacted the quarter ended March 31, 2020, primarily because an increasing number of markets and locations will have been subject to the governmental measures and economic disruptions noted above during the entirety of the second quarter (as compared to the first quarter, when the effects of the outbreak were largely limited to China and certain other Asian markets during January 2020 and much of February 2020). With the spread of COVID-19 to other regions, such as Europe and the United States, we expect the pandemic and its effects to continue to have a significant adverse impact on our business for the duration of the pandemic and during the subsequent economic recovery, which could be an extended period of time. For more information, see Part II, Item 1A, Risk Factors - "The COVID-19 pandemic has materially adversely affected, and may further adversely impact, our business and financial performance."

In response to the COVID-19 pandemic, we have taken and are taking various actions to address the impact of the pandemic on our business. Among other things, we have:

•	Eliminated non-essential business travel

•	Canceled internal company events and offsites

•	Significantly reduced marketing spend worldwide

•	Implemented a general company-wide hiring freeze and initiated certain personnel actions such as furloughs and workforce reductions

•	Evaluated available government aid programs and, as we deem appropriate, applied for or begun to participate in certain of these programs (in particular those that provide employee wage support)

•	Suspended share repurchases

•	Raised $4.1 billion in debt and negotiated an amendment to our revolving credit facility to provide additional financial flexibility

Further, our Chief Executive Officer and the Chief Executive Officers of our brands have voluntarily declined their salaries during the crisis, certain other senior managers have voluntarily reduced their salaries during the crisis and our non-employee Directors have voluntarily waived their cash fees for the rest of 2020. We have also been working with travelers and our travel service provider partners to deal with reservation cancellations and other disruptions arising from the impact of the pandemic. For example, Booking.com has committed to allow cancellations of certain non-refundable bookings that were impacted by government travel restrictions and OpenTable has suspended restaurant subscription fees for the remainder of the year. The impacts of the COVID-19 pandemic are wide-ranging and affect all aspects of our business. As a result, the pandemic has negatively affected our financial results and condition as described throughout this Quarterly Report on Form 10-Q. Among other effects, we have recorded a reduction in revenue for certain refunds paid or estimated to be payable to travelers, a significant impairment of goodwill, a write-down of our investment in Didi Chuxing, a downward adjustment to our stock-based compensation expense due to our expectation that we will not achieve our previously anticipated financial performance and additional provision for expected credit losses. We anticipate that we will continue to make decisions and take actions to address the impacts of the pandemic on our business, including additional efforts to reduce costs while preserving our ability to offer valuable services to consumers and partners when the industry recovers. Further, the full impact of the pandemic on our business is impossible to predict, and therefore we may recognize additional impairments, provisions and other impacts to our operating results and financial condition in future periods as a result of the pandemic.

Prior to the COVID-19 pandemic, we experienced many years of significant growth in our accommodation reservation services. We believe this growth was the result of, among other things, the broader shift of travel purchases from offline to online, the widespread adoption of mobile devices and the growth of travel overall. We also believe this growth was the result of the continued innovation and execution by our teams around the world to increase the number and the variety of accommodations we offer consumers, increase and improve content, build distribution and improve the consumer experience on our online platforms, as well as consistently and effectively marketing our brands through performance and brand marketing efforts. Prior to the COVID-19 pandemic, these year-over-year growth rates generally decelerated due to the size of our accommodation reservation business and the generally slowing growth rate of the online travel market. When the travel market begins its recovery from the impact of the COVID-19 pandemic, we expect to see accelerating growth rates until we return to the level of travel market demand that we observed prior to the COVID-19 pandemic, after which we expect prior trends to generally resume.

We are a global business, and online travel growth rates vary across the world depending on numerous factors, including local and regional economic conditions, individual disposable income, access to the internet and adoption of e-commerce. Over the last several years, and prior to the COVID-19 pandemic, online travel growth rates had generally slowed in markets such as North America and Europe where online activity was high and consumers had been engaging in e-commerce transactions for many years, while online travel growth rates remained relatively high in markets such as Asia-Pacific where incomes were rising more quickly and the increased availability and use of mobile devices had accelerated the growth of internet usage and travel e-commerce transactions. Over the long term, we expect the broader global economy and online travel market to recover from the COVID-19 pandemic, and following the recovery of the travel industry to the level of pre-COVID-19 pandemic demand, we would expect online travel growth rates will slow as markets continue to mature. However, we believe that the opportunity to grow our business beyond pre-COVID-19 pandemic levels exists for the markets in which we operate, including in both mature and less mature markets. Further, we believe that this opportunity for growth exists because we believe we provide significant value to travel service providers, regardless of size or geography, due to our global reach and online marketing expertise. For example, we believe that accommodation providers of all sizes, from large hotel chains to small, independent hotels and alternative accommodations such as homes and apartments, benefit from using our services, which enable them to reach a broader audience of potential customers.

Our growth has primarily been generated by the worldwide accommodation reservation business of Booking.com, which is our most significant brand, and has been due, in part, to the availability of a large number of properties through Booking.com. Booking.com included approximately 2,607,000 properties on its website at March 31, 2020, consisting of approximately 472,000 hotels, motels and resorts and approximately 2,135,000 homes, apartments and other unique places to stay, compared to approximately 2,290,000 properties (including approximately 438,000 hotels, motels and resorts and approximately 1,852,000 homes, apartments, and other unique places to stay) at March 31, 2019. Booking.com categorizes properties listed on its website as either (a) hotels, motels and resorts, which groups together more traditional accommodation types (including hostels and inns), or (b) homes, apartments and other unique places to stay, also referred to as alternative accommodations, which encompasses all other types of accommodations, including bed and breakfasts, villas, apart-hotels and beyond.

We intend to continue to improve the accommodation choices available for reservation on our platforms, however the growth rate of the number of accommodations on our platforms may vary in part as a result of removing accommodations from time to time. The COVID-19 pandemic may cause more accommodations to be removed from our platform than in prior periods due to increases in property closures or changes in ownership. Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because alternative accommodations are often either a single unit or a small collection of independent units, these properties generally represent more limited booking opportunities than hotels, motels and resorts, which generally have more units to rent per property. Further, alternative accommodations in general may be subject to increased seasonality due to local tourism seasons or other factors or may not be available at peak times due to use by the property owners. We may also experience lower profit margins with respect to these properties due to certain additional costs, such as increased customer service costs, related to offering these accommodations on our platforms. As our alternative accommodation business has grown, these different characteristics have negatively impacted our profit margins and we expect this trend to continue. Further, to the extent these properties represent an increasing percentage of the properties added to our platforms, we expect that our room nights growth rate and property growth rate will continue to diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of alternative accommodation properties increases, the number of reservations per property will likely continue to decrease. We believe that continuing to expand the number and variety of accommodations available through our services, in particular Booking.com, will help us to continue to grow our accommodation reservation business.

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

As part of our strategy to provide more payment options to consumers and travel service providers, increase the number and variety of accommodations available on Booking.com and enable the growth of our in-destination activities businesses, Booking.com is increasingly processing transactions on a merchant basis, where it facilitates payments from travelers for the services provided. This allows Booking.com to process transactions for travel service providers and to increase its ability to offer secure and flexible transaction terms to consumers, such as the form and timing of payment. We believe that adding these types of service offerings will benefit consumers and travel service providers, as well as our gross bookings, room night and earnings growth rates. However, this results in additional expenses for personnel, payment processing, customer chargebacks (including those related to fraud) and other expenses related to these transactions, which are recorded in "Personnel" and "Sales and other expenses" in our Unaudited Consolidated Statements of Operations, as well as associated incremental revenues in the form of credit card rebates, for example, which are recorded in "Merchant revenues." To the extent more of our business is generated on a merchant basis, we will incur a greater level of these merchant-related expenses, which would negatively impact our operating margins despite increases in associated incremental revenues. Components of revenues and expenses related to our merchant business may be recognized in different periods. These timing factors could impact our operating margins as well as the relationship between our gross bookings and revenues in a particular period, especially as our merchant business increases as a percentage of our overall business.

We compete globally with both online and traditional providers of travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, constantly evolving and subject to rapid change, and current and new competitors can launch new services at relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have significantly more customers or users, consumer data and financial and other resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market and has grown rapidly in this area, including by offering a flight meta-search product (Google Flights), a hotel meta-search product (Google Hotel Ads), a vacation rental meta-search product, its "Book on Google" reservation functionality and integrating its hotel and restaurant meta-search products into its Google Maps app, as well as Google Travel, a planning tool which aggregates its flight, hotel and packages products in one website. Moreover, as the economy and the travel industry recover from the impact of the COVID-19 pandemic, the structure of the travel industry could change in unexpected ways, which could advantage or disadvantage us and benefit certain of our existing competitors or new entrants. As a result, our historical strengths may not provide the competitive advantages that they did prior to the pandemic. If we are unable to successfully adapt to any changes in how the travel industry operates or to changes in the ways in which consumers purchase travel services, our ability to compete, and therefore our business and results of operations, would be adversely affected.
Our markets are also subject to rapidly changing conditions, including technological developments, consumer behavior changes, regulatory changes and travel service provider consolidation. We expect these trends to continue. For example, we have experienced a significant shift of both direct and indirect business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Advertising and distribution opportunities may be more limited on mobile devices given their smaller screen sizes. In addition, the revenue earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay, have lower accommodation average daily rates ("ADRs") and are not made as far in advance. For more detail regarding the competitive trends and risks we face, see Part II, Item 1A, Risk Factors - "Intense competition could reduce our market share and harm our financial performance." and "Consumer adoption and use of mobile devices creates challenges and may enable device companies such as Google and Apple to compete directly with us." and "We may not be able to keep up with rapid technological or other market changes."
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

We have experienced a meaningful decline in constant-currency accommodation ADRs since the COVID-19 outbreak and it is uncertain how long the COVID-19 pandemic will impact our ADRs. Prior to the outbreak, we observed a trend of declining constant-currency accommodation ADRs, which we expected to continue, though the rate of decline may fluctuate and there may be periods of stable or increasing ADRs. We believe the trend of declining ADRs, observed prior to the outbreak, was partially driven by the negative impact of the changing geographical mix of our business (e.g., lower ADR regions like Asia-Pacific are generally growing faster than higher ADR regions like Western Europe) as well as pricing pressures within local markets from time to time which resulted from competitive conditions, weakening economic conditions or changes in travel patterns. These declining ADR trends have resulted in and may continue to result in our gross bookings growing at a lower rate of growth than our accommodation room nights.

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Historically our marketing expenses have increased significantly, however, we experienced more moderate growth rates in recent years, and since the COVID-19 pandemic, our marketing expenses have declined significantly. Our marketing expense is comprised of performance marketing and brand marketing expenses. Our performance marketing expense, which represents a substantial majority of our marketing expense, is primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our websites. Our brand marketing expense is primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook), online display advertising and other brand marketing. Total marketing expenses were $0.9 billion and $1.2 billion for the three months ended March 31, 2020 and March 31, 2019, respectively. We expect that in the second quarter and for the remainder of 2020 our total marketing expenses will be substantially lower than the comparable period in 2019. We expect that our marketing expenses will remain significantly below 2019 levels for the remainder of 2020.

Marketing efficiency, expressed as marketing expense as a percentage of total revenues, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign currency exchange rates, our ability to convert paid traffic to booking customers, the timing and effectiveness of our brand marketing campaigns and the extent to which consumers come directly to our platforms for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs per click and reduce our marketing efficiency. Changes by Google or any of our other search or meta-search partners in how it presents travel search results, including, if applicable, by placing its own offerings at or near the top of search results, or the manner in which it conducts the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites.

We have observed a long-term trend of decreasing performance marketing returns on investment ("ROIs"). In recent years, we have observed periods of stable or increasing ROIs, however, since the COVID-19 pandemic we have experienced decreasing ROIs driven by an increase in cancellation rates. When evaluating our performance marketing spend, we typically consider several factors for each channel, such as the customer experience on the advertising platform, the incrementality of the traffic we receive and the anticipated repeat rate from a particular platform, as well as other factors. However, with the significant decrease in demand due to the COVID-19 pandemic, our performance marketing spend is highly influenced by expected cancellation rates in addition to the other factors listed above. The amount of business we obtain through each performance marketing channel is impacted by numerous factors, including the level of consumer demand for travel, bidding decisions by us and our competitors (including decisions to optimize performance marketing ROIs) and the marketing efforts and success of those channels to attract consumers and generate demand. See Part II, Item 1A, Risk Factors - "We rely on marketing channels to generate a significant amount of traffic to our platforms and grow our business." and "Our business could be negatively affected by changes in online search and meta-search algorithms and dynamics or traffic-generating arrangements."

In recent years, we experienced significant increases in our cancellation rates, which negatively affected our marketing efficiency and results of operations. From the third quarter of 2018 until the fourth quarter of 2019, our cancellation rates generally decreased, which benefited our marketing efficiency and results of operations. Since the COVID-19 pandemic we have experienced unprecedented increases in cancellation rates which negatively impacted our marketing efficiency and results of operations. For example, increased cancellations have resulted in increased customer service costs, as well as higher than normal cash outlays to refund consumers for prepaid reservations. While it is uncertain how long the COVID-19 pandemic (including any relapse of the pandemic) will impact our cancellation rates, we expect that this impact will eventually diminish over time as we return to more normal levels of travel demand.

Perceived or actual adverse economic conditions, including slow, slowing or negative economic growth, high or rising unemployment rates, inflation and weakening currencies, and concerns over government responses such as higher taxes or tariffs and reduced government spending have impaired and could in the future impair consumer spending and adversely affect travel demand. We expect the lingering concerns of consumers around the safety of traveling as well as reduced discretionary incomes could negatively impact leisure travel demand. Further, political uncertainty, conditions or events, such as the variety of measures implemented by many governments around the world to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses can also negatively affect consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates, increased cancellation rates and weaker trends in ADRs across many regions of the world, particularly in those countries that appear to be most affected by economic and political uncertainties, which we believe are due at least in part to these macro-economic conditions and concerns. For more detail, see Part II, Item 1A, Risk Factors - "The COVID-19 pandemic has materially adversely affected, and may further adversely impact, our business and financial performance" and "Declines or disruptions in the travel industry could adversely affect our business and financial performance."

These and other macro-economic uncertainties, such as geopolitical tensions and differing central bank monetary policies, have led to significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling and other currencies. Significant fluctuations in foreign currency exchange rates, stock markets and oil prices can also impact consumer travel behavior.

As noted earlier, our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. As a result, both the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars are affected by foreign currency exchange rate changes. Our foreign-currency-denominated gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars are lower for the three months ended March 31, 2020 than they would have been had foreign currency exchange rates remained where they were for the three months ended March 31, 2019.  For example, total revenues from our international operations decreased by 18.9% for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, but, without the impact of changes in foreign currency exchange rates, decreased year-over-year on a constant-currency basis by approximately 17%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. Historically, the aggregate principal value of our Euro-denominated long-term debt and accrued interest thereon provided a hedge against the impact of foreign currency exchange rate fluctuations on the net assets of one of our Euro functional currency subsidiaries. Beginning in the second quarter of 2019, we have only designated certain portions of the aggregate principal value of our Euro-denominated debt as a hedge, and as a result we have recognized foreign currency transaction gains or losses. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Foreign currency transactions and other" in the Unaudited Consolidated Statement of Operations (see Note 6 to our Unaudited Consolidated Financial Statements). For more information, see Part II, Item 1A, Risk Factors - "We are exposed to fluctuations in foreign currency exchange rates."

We generally enter into derivative instruments to minimize the impact of short-term foreign currency exchange rate fluctuations on the translation of our consolidated operating results into U.S. Dollars. However, such derivative instruments are short-term in nature and not designed to hedge against currency fluctuations that could impact growth rates for our gross bookings or revenues (see Note 6 to our Unaudited Consolidated Financial Statements for additional information related to our derivative contracts).

Many taxing authorities are increasingly focused on ways to increase tax revenues and have targeted large multinational technology companies in these efforts.  As a result, many countries have implemented or are considering the adoption of a digital services tax that imposes a tax on revenue earned from digital advertisements and the use of online platforms, even when there is no physical presence in the jurisdiction.  Currently, rates for this tax range from 2% to 7.5% of revenue deemed generated in the jurisdiction. The digital services taxes currently in effect have negatively impacted our results of operations and if many other countries pass similar legislation, the collective impact of all of these measures could have a materially adverse impact on our results of operations and cash flows. For more information, see Part II, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities."

Many national governments have conducted or are conducting investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. Some countries have adopted or proposed legislation that could also affect business practices within the online travel industry. For example, France, Italy, Belgium and Austria have passed legislation prohibiting parity contract clauses in their entirety. Also, a number of governments are investigating or conducting information-gathering exercises with respect to compliance by OTCs with consumer protection laws, including practices related to the display of search results and search ranking algorithms, claims regarding discounts, disclosure of charges and availability, and similar messaging. For more information on these investigations and their potential effects on our business, see Note 13 to our Unaudited Consolidated Financial Statements and Part II, Item 1A, Risk Factors - "Our business is subject to various competition, anti-trust, consumer protection and online commerce laws, rules and regulations around the world, and as the size of our business grows, scrutiny of our business by legislators and regulators in these areas may intensify." In addition to the price parity and consumer protection investigations, from time to time national competition authorities, other governmental agencies, trade associations and private parties take legal actions, including commencing legal proceedings, that may affect our operations.  In general, increased regulatory focus on online businesses, including online travel businesses like ours, could result in increased compliance costs or otherwise adversely affect our business.

Seasonality

In recent years, the majority of our gross bookings have been generated in the first half of the year, as consumers planned and reserved their spring and summer vacations in Europe and North America. However, we would generally recognize revenue from these bookings when the travel begins (at "check-in"), which can be in a quarter other than when the associated reservations are booked. In contrast, we expensed the substantial majority of our marketing activities as the expense is incurred, which, in the case of marketing in particular, is typically in the quarter in which associated reservations were booked. As a result of this timing difference between when we recorded marketing expense and when we recognized associated revenue, we have experienced our highest levels of profitability in the third quarter of the year, which is when we experienced the highest levels of accommodation check-ins for the year for our European and North American businesses. The first quarter of the year was typically our lowest level of profitability and highest level of volatility in earnings growth rates due to these seasonal timing factors. For our Asia-Pacific business, we experienced the highest level of accommodation check-ins in the fourth quarter. As the relative growth rates for our businesses fluctuate, the quarterly distribution of our operating results may vary. We cannot currently predict travel patterns given the COVID-19 pandemic and we may not experience typical seasonality impacts in 2020.

For several years, we experienced an expansion of the booking window (the average time between the making of a travel reservation and the travel), which impacts the relationship between our gross bookings (recognized at the time of booking) and our revenues (recognized at the time of check-in).  However, we saw a contraction of the booking window throughout 2018 and 2019. Due to the impact of the COVID-19 pandemic on our booking trends, we have seen a recent expansion in the booking window as an increased percentage of newly-booked room nights have been made for travel that will occur further in the future. We have also seen a recent increase in the percentage of newly booked room nights for travel that will occur within a couple of days of booking, however, the increased mix of the longer window bookings is more than offsetting the increase in these close-in bookings, which results in the expansion of the booking window we are currently seeing. Future changes in the length of the booking window will affect the degree to which our gross bookings and revenues occur in the same period and, as a result, whether our gross bookings growth rates and revenue growth rates converge or diverge.

In addition, the date on which certain holidays fall can have an impact on our quarterly results.  For example, in 2019, Easter fell on April 21 and Easter-related travel began in the second quarter, when the associated revenue was recognized. By comparison, in 2018, Easter was on April 1 and a meaningful amount of Easter-related travel began in the week leading up to the holiday with the associated revenue being recognized in the first quarter of 2018.  As a result of the shift in Easter timing relative to 2018, our first quarter 2019 year-over-year growth rates in revenue, operating income and operating margins were negatively impacted and our second quarter 2019 year-over-year growth rates were positively impacted.  In 2020, Easter fell on

April 12, in the second quarter as it did in 2019, and as a result we do not expect a meaningful impact to our year-over-year growth rates in 2020 from the Easter holiday. Further, due to the significant reduction in travel demand related to the COVID-19 pandemic, we do not expect the timing of the Easter holiday to have a meaningful impact on our growth rates in 2021. The timing of other holidays such as Ramadan can also impact our quarterly year-over-year growth rates.

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

Other Factors

We believe that our future success depends in large part on our ability to continue to profitably grow our brands worldwide, and, over time, to offer other travel and travel-related services. Factors beyond our control, such as oil prices, stock market volatility, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, fires, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as COVID-19 and other coronaviruses, Ebola and Zika, political instability, changes in economic conditions, wars and regional hostilities, imposition of taxes, tariffs or surcharges by regulatory authorities, changes in trade policies or trade disputes, changes in immigration policies or travel-related accidents or increased focus on the environmental impact of travel, can disrupt travel, limit the ability or willingness of travelers to visit certain locations or otherwise result in declines in travel demand. These kinds of events have negatively affected our business and results of operations in the past and may do so again in the future. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services and our relationships with travel service providers and other partners, any of which can adversely affect our business and results of operations. See Part II, Item 1A, Risk Factors - "The COVID-19 pandemic has materially adversely affected, and may further adversely impact, our business and financial performance" and "Declines or disruptions in the travel industry could adversely affect our business and financial performance."

The extent of the effects of the COVID-19 pandemic on our business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments. We expect the pandemic and its effects to continue to have a significant adverse impact on our business for the duration of the pandemic and during the subsequent economic recovery, which could be an extended period of time. Over the long-term, we intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve long-term operating results, even if those expenditures create pressure on operating margins. In recent years, we have experienced pressure on operating margins as we invested in initiatives to drive future growth. We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, acquisitions. We believe competitive pressure to innovate will encompass a wider range of services and technologies, including services and technologies that may be outside of our historical core business, and our ability to keep pace may slow. Potential competitors, such as emerging start-ups, may be able to innovate and focus on developing a particularly new product or service faster than we can or may foresee consumer need for new services or technologies before us. Some of our larger competitors or potential competitors have more resources or more established or diversified relationships with consumers than we do, and they could use these advantages in ways that could affect our competitive position, including by making acquisitions, entering or investing in travel reservation businesses, investing in research and development, and competing aggressively for highly-skilled employees. For example, because consumers often utilize other online services more frequently than online travel services, a competitor or potential competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost-effectively acquire customers for its online travel services than we can. Our goal is to grow revenue and achieve healthy operating margins in an effort to maintain profitability. The uncertain and highly competitive environment in which we operate makes the prediction of future results of operations difficult, and accordingly, we may not be able to return to the levels of revenue growth and profitability we experienced before the COVID-19 pandemic.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Certain of our accounting estimates are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. We evaluate our estimates on an ongoing basis. Estimates are based on, among other things, historical experience, terms of existing contracts, our observance of trends in the travel industry and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

Valuation of Goodwill and Other Long-lived Assets
A substantial portion of our intangible assets and goodwill relates to the acquisitions of OpenTable and KAYAK.
We review long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The assessment of possible impairment is based upon the ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related asset group. Due to the significant and negative financial impact of the COVID-19 pandemic, we performed the recoverability test of our long-lived assets and concluded there was no impairment at March 31, 2020.
We test goodwill for impairment annually and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test goodwill at a reporting unit level.  Our annual goodwill impairments tests are performed as of September 30. Due to the significant and negative financial impact of the COVID-19 pandemic, we performed an interim period goodwill impairment test at March 31, 2020. Under the current goodwill impairment standard adopted in the first quarter of 2020, a goodwill impairment loss is measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill (see Note 1 to our Unaudited Consolidated Financial Statements).
As of March 31, 2020, the fair value of each of our reporting units, except the OpenTable and KAYAK reporting unit, substantially exceeded its respective carrying value. For OpenTable and KAYAK, we recognized a goodwill impairment charge of $489 million, which is not tax-deductible, resulting in an adjusted carrying value of goodwill for OpenTable and KAYAK of $1.5 billion at March 31, 2020. The goodwill impairment was primarily driven by a significant reduction in the forecasted near-term cash flows of OpenTable and KAYAK as well as the significant decline in comparable companies' market values as a result of the COVID-19 pandemic.
The estimated fair value of OpenTable and KAYAK was determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and a market approach (applying the recent decline in enterprise values of comparable publicly-traded companies to the recently calculated fair value for OpenTable and KAYAK as well as applying comparable company multiples).
The income approach estimates fair value utilizing long-term growth rates and discount rates applied to the cash flow projection. In the cash flow projection, we assume that OpenTable and KAYAK will experience a significant decline in near-term cash flows with a recovery to 2019 levels of financial performance occurring in 2023. The shape and timing of the recovery is a key assumption in our fair value calculation (both in the income and market approaches), however, it is highly uncertain whether the actual recovery will match the trajectory or magnitude of our assumptions. If the timing of recovery to 2019 levels of financial performance were to occur in 2022 or 2024, the impact to the estimated fair value, at March 31, 2020, ranges from an increase of over $230 million to a decrease of over $410 million.
The estimation of fair value reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding OpenTable and KAYAK’s expected growth rates and operating margin, expected length and severity of the impact from the COVID-19 pandemic and the shape and timing of the subsequent recovery, as well as other key assumptions with respect to matters outside of our control, such as discount rates and market comparables. It requires significant judgments and estimates and actual results could be materially different than the judgments and estimates used to estimate fair value. Future events and changing market conditions may lead us to re-evaluate the assumptions reflected in the current forecast disclosed above, particularly the assumptions related to the length and severity of the COVID-19 pandemic and the shape and timing of the subsequent recovery, which may result in a need to recognize an additional goodwill impairment charge that could have a material adverse effect on our results of operations.

Valuation of Investments in Private Companies

See Note 5 to our Unaudited Consolidated Financial Statements for further information related to the investments in private companies. The fair value of these investments are measured using unobservable inputs when little or no market data is available ("Level 3 inputs"). See Note 6 to our Unaudited Consolidated Financial Statements for further information.

Our investments measured using Level 3 inputs primarily consist of preferred stock investments in privately-held companies that are classified as either debt securities or equity securities without readily determinable fair values. Fair values of privately held securities are estimated using a variety of valuation methodologies, including both market and income approaches. We have used valuation techniques appropriate for the type of investment and the information available about the investee as of the valuation date to determine fair value. Recent financing transactions in the investee, such as new investments in preferred stock, are generally considered the best indication of enterprise value and therefore used as a basis to estimate fair value. However, based on a number of factors, such as the proximity in timing to the valuation date or the volume or other terms of these financing transactions, we may also use other valuation techniques to supplement this data, including the income approach. In addition, an option-pricing model (“OPM”) is utilized to allocate value to the various classes of securities of the investee, including the class owned by us.  The model includes assumptions around the investees’ expected time to liquidity and volatility.

At March 31, 2020, the fair values of our investments in Didi and Grab, measured using Level 3 inputs, were $400 million and $180 million, respectively. As discussed below, we used unobservable inputs in order to determine fair value.  We used an income approach in estimating the fair value of Didi and a relative weighting of 75% income approach and 25% recent financing transactions in estimating the fair value of Grab.  The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on a company’s weighted- average cost of capital, and is adjusted to reflect the risks inherent in its cash flows. The key unobservable inputs and ranges used for these investments include the weighted average cost of capital (12%-14%), terminal Earnings before income taxes, depreciation and amortization (“EBITDA”) Multiple (13x-15x), volatility (60%-70%) and an estimated time to liquidity of 4 years. Significant changes in any of these inputs in isolation would have resulted in significantly different fair value measurements. Generally, a change in the assumption used for terminal EBITDA multiples would result in a directionally similar change in the fair value and a change in the assumption used for weighted average cost of capital or volatility would result in a directionally opposite change in the fair value.

The determination of the fair values of investments, where we are a minority shareholder and have access to limited information from the investee, reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding the investee’s expected growth rates and operating margin, expected length and severity of the impact from the COVID-19 pandemic and the shape and timing of the subsequent recovery, as well as other key assumptions with respect to matters outside of our control, such as discount rates and market comparables. It requires significant judgments and estimates and actual results could be materially different than those judgments and estimates utilized in the fair value estimate. Future events and changing market conditions may lead us to re-evaluate the assumptions reflected in our valuation, particularly the assumptions related to the length and severity of the COVID-19 pandemic and the shape and timing of the subsequent recovery and the overall impact on the investee’s business, which may result in a need to recognize an additional impairment charge that could have a material adverse effect on our results of operations.

Results of Operations
Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

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

Accommodation room nights, rental car days and airline tickets reserved through our services for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31, (in millions)		Decrease
	2020	2019
Room nights	124	217	(42.8)%
Rental car days	12	18	(36.4)%
Airline tickets	2	2	(8.0)%

Accommodation room nights, rental car days and airline tickets reserved through our services each declined for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, due to the COVID-19 pandemic which drove a substantial decline in new travel bookings and significantly increased cancellation rates.

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the three months ended March 31, 2020 and 2019 were as follows (numbers may not total due to rounding):

	Three Months Ended March 31, (in millions)		Decrease
	2020	2019
Agency	$8,320	$19,678	(57.7)%
Merchant	4,073	5,732	(28.9)%
Total	$12,393	$25,410	(51.2)%

Gross bookings decreased by 51.2% for the three months ended March 31, 2020, compared to the three months ended March 31, 2019 (decreased on a constant-currency basis by approximately 50%), almost entirely due to the 42.8% decline in accommodation room night reservations for the three months ended March 31, 2020, as well as a 15% decline in accommodation ADRs on a constant-currency basis for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. We believe that unit growth rates and growth in total gross bookings on a constant-currency basis, which excludes the impact of foreign currency exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

Agency gross bookings are derived from travel-related transactions where we do not facilitate payments from travelers for the travel services provided. Agency gross bookings decreased by 57.7% for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, almost entirely due to a decrease in gross bookings from agency accommodation room night reservations at Booking.com.

Merchant gross bookings are derived from services where we facilitate payments from travelers for the travel services provided. Merchant gross bookings decreased by 28.9% for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, almost entirely due to a decrease in gross bookings from our merchant accommodation reservation services at agoda, Booking.com and priceline. Merchant gross bookings declined less than agency gross bookings due to stronger growth of merchant gross bookings earlier in the quarter as Booking.com had been expanding its merchant accommodation reservation services prior to the COVID-19 pandemic.

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

	Three Months Ended March 31, (in millions)		Increase (decrease)
	2020	2019
Agency revenues	$1,424	$1,949	(26.9)%
Merchant revenues	659	603	9.3%
Advertising and other revenues	205	285	(28.1)%
Total revenues	$2,288	$2,837	(19.3)%

Total revenues for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, decreased by 19.3% (decreased on a constant-currency basis by approximately 17%). A significant majority of the year-over-year decrease was related to revenues from our accommodation reservation services. For the three months ended March 31, 2020, we recorded a reduction in revenue of $63 million for refunds paid or estimated to be payable to travelers as a result of the COVID-19 pandemic where we have agreed to provide free cancellation for certain non-refundable reservations without a corresponding estimated expected recovery from the travel service providers (see Notes 1 and 3 to the Unaudited Consolidated Financial Statements).

Agency revenues decreased by 26.9% for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, almost entirely due to decreased gross bookings from agency accommodation room night reservations at Booking.com.

Merchant revenues increased by 9.3% for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, despite decreases in gross bookings from merchant accommodation reservation services, as revenue benefited from travel earlier in the quarter before the COVID-19 pandemic.

Advertising and other revenues decreased by 28.1% for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the COVID-19 pandemic, which resulted in a decline in consumer demand for the travel and restaurant-related services offered by KAYAK and OpenTable.

Total revenues as a percentage of gross bookings was 18.5% for the three months ended March 31, 2020, as compared to 11.2% for the three months ended March 31, 2019, due to timing of booking versus travel as revenue benefited from travel earlier in the quarter before the COVID-19 pandemic. After the COVID-19 pandemic, we experienced a decline in new gross bookings and an increase in cancellations, which will negatively impact revenues in subsequent periods.

Our international businesses accounted for approximately $2.0 billion of our total revenues for the three months ended March 31, 2020, compared to $2.5 billion for the three months ended March 31, 2019. Total revenues attributable to our international businesses for the three months ended March 31, 2020 decreased by 18.9%, compared to the three months ended March 31, 2019 (decreased on a constant-currency basis by approximately 17%). Total revenues attributable to our U.S. businesses decreased 22.2% for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

Operating Expenses

Marketing expenses

	Three Months Ended March 31, (in millions)		Decrease
	2020	2019
Marketing expenses	$851	$1,193	(28.6)%
% of Total revenues	37.2%	42.0%

We rely on marketing channels to generate a significant amount of traffic to our websites. Marketing expenses consist primarily of the costs of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; (4) offline and online brand marketing; and (5) other performance-based marketing and incentives. For the three months ended March 31, 2020, our marketing expense declined significantly due to reduced travel demand as a result of the COVID-19 pandemic. We adjust our marketing spend based on our growth and profitability objectives, as well as the travel demand and expected ROIs in our marketing channels. Marketing expense as a percentage of total revenues decreased for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, due to the timing of booking versus travel as revenue benefited from travel earlier in the quarter before the COVID-19 pandemic, with some of the associated marketing spend expensed in the prior quarter. After the COVID-19 outbreak, we experienced an immediate decline in travel demand and a resulting reduction in performance marketing spend. In addition, we took actions to reduce our brand marketing spend in response to the reduced travel demand.

Sales and Other Expenses

	Three Months Ended March 31, (in millions)		Increase
	2020	2019
Sales and other expenses	$377	$215	75.4%
% of Total revenues	16.5%	7.6%

Sales and other expenses consist primarily of: (1) credit card and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) customer chargeback provisions and fraud prevention expenses associated with merchant transactions; (4) customer relations costs; and (5) provisions for expected credit losses, primarily related to agency accommodation commission receivables and prepayments to certain customers. For the three months ended March 31, 2020, sales and other expenses, which are substantially variable in nature, increased compared to the three months ended March 31, 2019, due primarily to a $183 million increase in provision for expected credit losses resulting from the COVID-19 pandemic (see Notes 1 and 7 to the Unaudited Consolidated Financial Statements), partially offset by lower expenses related to a decrease in transactions processed on a merchant basis.

Personnel

	Three Months Ended March 31, (in millions)		Decrease
	2020	2019
Personnel	$484	$501	(3.4)%
% of Total revenues	21.2%	17.7%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes, and employee health and other benefits. Personnel expenses decreased during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to a decrease in stock-based compensation of $68 million, which is impacted by reduced financial performance as a result of the COVID-19 pandemic. Stock-based compensation expense was $6 million for the three months ended March 31, 2020, compared to $74 million for the three months ended March 31, 2019. This decrease was partially offset by higher aggregate salaries related to headcount growth, and higher bonus expense due to a larger reversal of bonus expense in the first quarter of 2019. Headcount as of March 31, 2020 increased compared to March 31, 2019, primarily due to the year-over-year growth at agoda and Booking.com, in the areas of customer service and information technology to support transaction growth (including significant cancellations caused by the COVID-19 pandemic) and various business initiatives, such as alternative accommodations, marketing, payments and in-destination experiences.

General and Administrative

	Three Months Ended March 31, (in millions)		Increase
	2020	2019
General and administrative	$201	$191	5.6%
% of Total revenues	8.8%	6.7%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) personnel-related expenses such as travel, relocation, recruiting and training expenses; (3) fees for outside professionals, including litigation expenses; and (4) indirect taxes such as travel transaction taxes and digital services taxes. General and administrative expenses increased during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, due to increased indirect taxes including $16 million related to an accrual for travel transaction taxes and $9 million related to digital service taxes, as well as increased professional fees. These increased costs were partially offset by lower personnel-related expenses associated with a company-wide freeze on non-essential travel and entertainment and employee hiring due to the COVID-19 pandemic.

Information Technology

	Three Months Ended March 31, (in millions)		Increase
	2020	2019
Information technology	$78	$65	20.1%
% of Total revenues	3.4%	2.3%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) outsourced data center and cloud computing costs; (3) payments to contractors; and (4) data communications and other expenses associated with operating our services. Information technology expenses increased during the three months ended

March 31, 2020, compared to the three months ended March 31, 2019, due to increased software license fees and outsourced data center and cloud computing costs.

Depreciation and Amortization

	Three Months Ended March 31, (in millions)		Increase
	2020	2019
Depreciation and amortization	$117	$116	0.4%
% of Total revenues	5.1%	4.1%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation of computer equipment; (3) amortization of internally-developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. Depreciation and amortization expenses increased during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, as a result of increased internally-developed software amortization expenses, partially offset by decreased amortization of intangible assets and depreciation of leasehold improvements.

Impairment of Goodwill

	Three Months Ended March 31, (in millions)		Increase
	2020	2019
Impairment of goodwill	$489	$—	N/A
% of Total revenues	21.4%	N/A

During the three months ended March 31, 2020, we recognized an impairment charge for goodwill related to OpenTable and KAYAK, which is not tax-deductible, of $489 million (see Note 8 to our Unaudited Consolidated Financial Statements and Critical Accounting Policies and Estimates included in this Management's Discussion and Analysis of Financial Condition and Results of Operations).

Other Income (Expense)

	Three Months Ended March 31, (in millions)		Increase (decrease)
	2020	2019
Interest income	$32	$35	(8.3)%
Interest expense	(64)	(66)	(3.1)%
Net (losses) gains on marketable equity securities	(307)	451	(168.1)%
Impairment of investment	(100)	—	N/A
Foreign currency transactions and other	26	(8)	452.2%
Total	$(413)	$412	(200.3)%

Interest income decreased for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to lower average invested balances of marketable securities and lower yields as well as increased usage of investments classified as cash equivalents.

Net (losses) gains on marketable equity securities for the three months ended March 31, 2020 and 2019 principally related to our equity investments in Trip.com Group and Meituan Dianping (see Note 5 to our Unaudited Consolidated Financial Statements for further information).

Impairment of investment for the three months ended March 31, 2020 is related to our investment in Didi Chuxing (see Notes 4 and 5 to our Unaudited Consolidated Financial Statements and Critical Accounting Policies and Estimates included in this Management's Discussion and Analysis of Financial Condition and Results of Operations for further information).

Foreign currency transactions and other includes foreign currency gains or losses on derivative contracts, foreign currency transaction gains or losses, including costs related to foreign currency transactions, and net realized gains or losses on investments and other income or expense. Foreign currency transactions and other includes foreign currency losses on derivative contracts of $23 million and $13 million and foreign currency transaction gains of $54 million and $4 million for the three months ended March 31, 2020 and 2019, respectively. Foreign currency transaction gains for the three months ended March 31, 2020 includes gains of $33 million related to the portion of our Euro-denominated debt that was not designated as a net investment hedge in the first quarter of 2020.

Income Taxes

	Three Months Ended March 31, (in millions)		Increase
	2020	2019
Income tax (benefit) expense	$(23)	$203	(111.1)%
% of (Loss) income before income taxes	3.1%	21.0%

Our 2020 effective tax rate differs from the U.S. federal statutory tax rate of 21%, and our effective tax rate was lower for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the non-deductible goodwill impairment charge relating to OpenTable and KAYAK and valuation allowances recorded against the deferred tax assets generated from the impairment of a long-term investment.

A portion of Booking.com's earnings during the three months ended March 31, 2019 qualified for Innovation Box Tax treatment under Dutch tax law, which had a significant beneficial impact on our effective tax rate for that period. During the three months ended March 31, 2020, we did not benefit from the Innovation Box Tax. In 2019, the Dutch government approved a reduction in its corporate income tax rate from 25% to 21.7%, effective in 2021. Furthermore, the Dutch government has proposed an increase in the Innovation Box Tax rate from 7% to 9%, which, if enacted, could be effective beginning in 2021. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not innovative or for any other reason, could substantially increase our effective tax rate and adversely impact our results of operations and cash flows in future periods. See Part II, Item 1A, Risk Factors - "We may not be able to maintain our 'Innovation Box Tax' benefit."

Liquidity and Capital Resources

The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in travel and restaurant activities and consumer demand for related services. Our financial results and prospects are almost entirely dependent on the sale of such travel and restaurant-related services.

The extent of the effects of the COVID-19 pandemic on our business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments. These include, but are not limited to, the severity, extent and duration of the pandemic and its impact on the travel and restaurant industries and consumer spending more broadly. Even if economic and operating conditions for our business improve, we cannot predict the long-term effects of the pandemic on our business or the travel and restaurant industries as a whole. If the travel and restaurant industries are fundamentally changed by the COVID-19 pandemic in ways that are detrimental to our operating model, our business may continue to be adversely affected even as the broader global economy recovers.

Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, our operating performance and our credit ratings. If our credit ratings were to be downgraded, or financing sources were to ascribe higher risk to our rating levels or our industry, our access to capital and the cost of any financing would be negatively impacted. There is no guarantee that additional debt financing will be available in the future to fund our obligations, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding. In addition, the terms of future debt agreements could include more restrictive covenants than those we are currently subject to, which could restrict our business operations. For more information, see Part II, Item 1A, Risk Factors - "Our liquidity, credit ratings and ongoing access to capital could be materially and negatively affected by the impacts of the COVID-19 pandemic."

At March 31, 2020, we had $9.2 billion in cash, cash equivalents and short-term and long-term investments, of which approximately $3.0 billion is held by our international subsidiaries and is denominated primarily in U.S. Dollars, Euros and, to a lesser extent, British Pounds Sterling and other currencies. Cash equivalents and short-term and long-term investments are principally comprised of U.S. and international corporate bonds, money market funds, time deposits and certificates of deposit, convertible debt securities and American Depositary Shares ("ADSs") of Trip.com Group, Meituan Dianping equity securities and our investments in private companies (see Notes 5 and 6 to the Unaudited Consolidated Financial Statements).

In April 2020, we realized $164 million in cash from the sales and maturity of our remaining investments in corporate debt securities and sold our remaining investment in the ADSs of Trip.com Group, with a cost basis of $531 million, for $431 million.

At March 31, 2020, we had a remaining transition tax liability of $1.1 billion as a result of the Tax Cuts and Jobs Act (the "Tax Act"), which included $1.0 billion reported as "Long-term U.S. transition tax liability" and $53 million included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet. This liability will be paid over the next six years. In accordance with the Tax Act, generally, future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by us.

In the first quarter of 2020, we made a prepayment of the Netherlands income taxes of $717 million, based on forecasted income prior to the COVID-19 pandemic, to earn prepayment discounts. We requested a refund of this amount from the Dutch tax authorities and it was received in April 2020.

In August 2019, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. The revolving credit facility provides for the issuance of up to $80 million of letters of credit as well as borrowings of up to $100 million on same-day notice, referred to as swingline loans. The proceeds of loans made under the facility can be used for working capital and general corporate purposes, including acquisitions, share repurchases and debt repayments. At March 31, 2020, there were no borrowings outstanding and $5 million of letters of credit issued under the facility. The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to our ability to borrow thereunder. At March 31, 2020, we were in compliance with the maximum leverage ratio covenant. In April 2020, we amended the revolving credit facility, pursuant to which the maximum leverage ratio covenant has been suspended through and including the quarter ending March 31, 2021, and has been replaced with a minimum liquidity covenant based on unrestricted cash, cash equivalents, short-term investments and unused capacity under the revolving credit facility. Beginning with the quarter ending June 30, 2021, the minimum liquidity covenant will cease to apply and the maximum leverage ratio covenant will again be in effect. There can be no assurance that we will be able to meet either the minimum liquidity covenant or the maximum leverage ratio covenant, as applicable, at any particular time, and our ability to borrow under the revolving credit facility depends on compliance with the applicable covenant. Further, the lenders have the right to require repayment of any amounts borrowed under the facility if we are not in compliance with the applicable covenant (see Note 9 to the Unaudited Consolidated Financial Statements). As a result, we have not taken into account the availability of the revolving credit facility in evaluating our ability to meet our minimum liquidity requirements.

Our Convertible Senior Notes due June 2020 (the "2020 Notes") are reported as current liabilities in the Consolidated Balance Sheet at March 31, 2020. Starting on March 15, 2020, the holders have the right to convert all or any portion of the 2020 Notes, which will be settled upon maturity of the 2020 Notes on June 15, 2020, regardless of our stock price (see Note 9 to the Unaudited Consolidated Financial Statements).
In April 2020, we issued Senior Notes due April 13, 2025 with an interest rate of 4.10% for an aggregated principal amount of $1.0 billion, Senior Notes due April 13, 2027 with an interest rate of 4.50% for an aggregated principal amount of $750 million and Senior Notes due April 13, 2030 with an interest rate of 4.625% for an aggregated principal amount of $1.5 billion. In addition, in April 2020, in a private placement, we issued $863 million aggregated principal amount of Convertible Senior Notes due May 1, 2025 with an interest rate of 0.75%. The proceeds from the issuance of these Senior Notes and Convertible Senior Notes can be used for general corporate purposes, which may include repayment of debt, including the repayment, at maturity or upon conversion prior thereto, of the 2020 Notes and our Convertible Senior Notes due September 2021 (see Note 9 to the Unaudited Consolidated Financial Statements).

During the three months ended March 31, 2020, we repurchased 677,479 shares of our common stock for an aggregate cost of $1.3 billion. At March 31, 2020, we had a remaining aggregate amount of $10.4 billion authorized by our Board of Directors to repurchase our common stock. We have not repurchased any shares during the second quarter of 2020 and do not intend to initiate any repurchases until we have better visibility into the shape and timing of a recovery from the COVID-19 pandemic.

In September 2016, we signed a turnkey agreement to construct an office building for Booking.com’s future headquarters in the Netherlands. Upon signing this agreement, we paid 43 million Euros ($48 million) for the acquired land-use rights. In addition, since signing the turnkey agreement we have made several progress payments principally related to the construction of the building. As of March 31, 2020, we have paid 168 million Euros ($193 million) and have a remaining obligation of 102 million Euros ($112 million) related to the turnkey agreement. The remaining obligation will be paid through mid-2022, when we anticipate construction will be complete. Subsequent to March 31, 2020 the remaining obligation was reduced to 93 million Euros ($102 million). In addition to the turnkey agreement, we have a remaining obligation at March 31, 2020 to pay 71 million Euros ($78 million) over the remaining term of the acquired land lease. We will also make additional capital expenditures to fit out and furnish the office space. See Note 13 to the Unaudited Consolidated Financial Statements for further information related to our commitments and contingencies.
At March 31, 2020 and December 31, 2019, we had operating lease obligations of $662 million and $690 million, respectively, and in the aggregate, $121 million and $79 million of non-cancellable purchase obligations individually greater than $10 million.
At March 31, 2020 and December 31, 2019, respectively, there were $132 million and $160 million, standby letters of credit and bank guarantees issued on behalf of us, primarily related to payment guarantees to third-party payment processors.
We are taking actions to improve our liquidity including, but not limited to, raising additional capital through the issuance of Senior Notes and Convertible Senior Notes as disclosed above, reducing capital expenditures and operating expenses by significantly reducing marketing spend worldwide and eliminating non-essential operating costs and monitoring the financial health of our partners, suppliers and other third-party relationships. However, whether as a result of the COVID-19 pandemic or otherwise, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business plans, either of which could have a material adverse effect on our business, our ability to compete or our future growth prospects, financial condition and results of operations. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be diluted. We may not generate sufficient cash flow from operations in the future, revenue growth or sustained profitability may not be realized, and future borrowings or equity sales may not be available in amounts sufficient to make anticipated capital expenditures, finance our strategies or repay our indebtedness.

Cash Flow Analysis

For the three months ended March 31, 2020, net cash used in operating activities was $380 million, as compared to net cash provided by operating activities of $150 million for the three months ended March 31, 2019. The change is primarily due to the negative impact of the COVID-19 pandemic to our businesses and financial results, partially offset by the impact of the payment of $403 million in 2019 to French tax authorities to preserve our right in order to contest certain tax assessments in court (see Note 13 to our Unaudited Consolidated Financial Statements).

Net cash used in operating activities for the three months ended March 31, 2020 was $380 million, resulting from net loss of $699 million and an unfavorable net change in working capital and other long-term assets and liabilities of $899 million, partially offset by a favorable impact from adjustments for non-cash items of $1.2 billion. Non-cash items were principally associated with impairment of goodwill, net losses on marketable equity securities, provision for expected credit losses and chargebacks, depreciation and amortization and impairment of investment. For the three months ended March 31, 2020, prepaid expenses and other current assets increased by $445 million, primarily related to the prepayment of the Netherlands income taxes of $717 million to earn prepayment discounts, partially offset by the refund for overpayment from a vendor and lower prepayment to third-party payment processors due to decreases in business volume as a result of the COVID-19 pandemic. For the three months ended March 31, 2020, accounts receivable decreased by $760 million and deferred merchant bookings and other current liabilities decreased by $1.1 billion primarily due to decreases in business volumes as a result of the COVID-19 pandemic. The decrease in deferred merchant bookings and other current liabilities is also due to a reduction in accrued compensation liabilities as a result of 2019 bonuses being paid in the first quarter of 2020.

Net cash provided by operating activities for the three months ended March 31, 2019 was $150 million, resulting from net income of $765 million, partially offset by an unfavorable impact from adjustments for non-cash items of $65 million and net unfavorable changes in working capital and other long-term assets and liabilities of $550 million. Non-cash items were principally associated with net gains on marketable equity securities, depreciation and amortization, deferred income tax expense and stock-based compensation expense. For the three months ended March 31, 2019, prepaid expenses and other current assets increased by $669 million, primarily related to the prepayments of the Netherlands income taxes of $774 million to earn prepayment discounts. For the three months ended March 31, 2019, deferred merchant bookings and other current liabilities increased by $561 million, primarily related to growth in Booking.com's merchant transactions and increases in business volumes, partially offset by a reduction in accrued compensation liabilities as a result of 2018 bonuses being paid in the first quarter of 2019. Net change in other long-term assets and liabilities of $418 million was due to the increase in other long-term assets related to the payment of $403 million to French tax authorities in order to preserve our right to contest the assessments in court (see Note 13 to our Unaudited Consolidated Financial Statements).

Net cash provided by investing activities for the three months ended March 31, 2020 was $1.7 billion, principally resulting from the proceeds from sales and maturities of investments of $1.9 billion, net of purchases of $0.1 billion. Net cash provided by investing activities for the three months ended March 31, 2019 was $2.1 billion, principally resulting from the proceeds from sales and maturities of investments of $2.7 billion, net of purchases of $0.4 billion.  Cash invested in the purchase of property and equipment was $80 million and $111 million in the three months ended March 31, 2020 and 2019, respectively.

Net cash used in financing activities was $1.3 billion for the three months ended March 31, 2020 resulting from payments for the repurchase of common stock. Net cash used in financing activities was $2.5 billion for the three months ended March 31, 2019, which primarily consisted of payments for the repurchase of common stock of $2.8 billion, partially offset by the proceeds from short-term borrowings of $250 million.

Contingencies

French tax authorities conducted an audit of Booking.com for the years 2003 through 2012 and are conducting audits for the years 2013 through 2018. They are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income and value-added taxes. In December 2015, the French tax authorities issued Booking.com assessments related to tax years 2003 through 2012 for approximately 356 million Euros, the majority of which represents penalties and interest.  As a result of a formal demand from the French tax authorities for payment of the amounts assessed for the years 2003 through 2012, in January 2019, we paid the assessments of approximately 356 million Euros ($403 million) in order to preserve our right to contest those assessments in court. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, does not constitute an admission that we owe the taxes and will be refunded (with interest) to us to the extent we prevail. If we are unable to resolve the matter with the French tax authorities, we plan to challenge the assessments in the French courts. The French tax authorities have issued other tax assessments for other years for which demand for payment has not been made. We have not recorded a liability in connection with any of the French tax assessments as we believe that Booking.com has been, and continues to be, in compliance with French tax law, and we are contesting the assessments. Additional assessments could result when the French tax authorities complete the outstanding audits. For further information related to the French tax assessments and our other contingent liabilities, see Note 13 to our Unaudited Consolidated Financial Statements and Part II, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities."

Off-Balance Sheet Arrangements

At March 31, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Expressions of future goals and expectations and similar expressions, including "may," "will," "should," "could," "aims," "seeks," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," or "continue," reflecting something other than historical fact are intended to identify forward-looking statements.  Our actual results could differ materially from those described in the forward-looking statements for various reasons including the risks we face which are more fully described in Part II, Item 1A, Risk Factors.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  However, readers should carefully review the reports and documents we file or furnish from time to time with the Securities and Exchange Commission, particularly our Annual Report on Form 10-K for the year ended December 31, 2019, and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

We did not experience any material changes in interest rate exposures during the three months ended March 31, 2020. Our investments in government and corporate debt securities are subject to unrealized gains and losses due to interest rate volatility. We performed a sensitivity analysis to determine the impact a change in interest rates would have on the fair values of our investments in government and corporate debt securities assuming an adverse change of 100 basis points. A hypothetical 100 basis point (1.0%) increase in interest rates would have resulted in a decrease in the fair values of our investments of approximately $1 million and $23 million at March 31, 2020 and December 31, 2019, respectively. These hypothetical losses would only be realized if we sold the investments prior to their maturity. This amount excludes our investments in Trip.com Group convertible senior notes, which are more sensitive to the equity market price volatility of Trip.com Group's American

Depositary Shares ("ADSs") than changes in interest rates. The fair value of our Trip.com Group convertible senior notes will likely increase as the market price of Trip.com Group's ADSs increases and will likely decrease as the market price of Trip.com Group's ADSs falls. See Note 5 to our Unaudited Consolidated Financial Statements for further information on our investments, including investments sold subsequent to March 31, 2020.

At March 31, 2020 and December 31, 2019, the outstanding aggregate principal amount of our debt was $8.6 billion and $8.7 billion, respectively. We estimate that the fair value of such debt was approximately $8.7 billion and $9.8 billion at March 31, 2020 and December 31, 2019, respectively. The fair value of our debt in excess of the outstanding principal amount primarily relates to the conversion premium on our outstanding convertible senior notes. Excluding the effect on the fair value of our convertible senior notes, a hypothetical 100 basis point (1.0%) decrease in interest rates would have resulted in an increase in the fair values of our other debt of approximately $278 million and $325 million at March 31, 2020 and December 31, 2019, respectively. Our convertible senior notes are more sensitive to the equity market price volatility of our shares than changes in interest rates. The fair value of the convertible senior notes will likely increase as the market price of our shares increases and will likely decrease as the market price of our shares falls. See Note 9 to our Unaudited Consolidated Financial Statements for information related to $4.1 billion of debt issued in April 2020.

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

As a result of foreign currency exchange rate changes, our foreign-currency-denominated gross bookings, revenues and operating expenses as expressed in U.S. Dollars are lower for the three months ended March 31, 2020 than they would have been had foreign currency exchange rates remained where they were for the corresponding periods in 2019. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. Historically, the aggregate principal value of our Euro-denominated debt and accrued interest thereon had provided a hedge against the impact of foreign currency exchange rate fluctuations on the net assets of one of our Euro functional currency subsidiaries. Beginning in the second quarter of 2019, we have only designated certain portions of the aggregate principal value of the Euro-denominated debt as a hedge. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Foreign currency transactions and other" in our Unaudited Consolidated Statements of Operations.

We enter into foreign currency derivative contracts to hedge translation risks from short-term foreign currency exchange rate fluctuations for the Euro, British Pound Sterling and certain other currencies versus the U.S. Dollar. We also enter into foreign currency forward contracts to hedge our exposure to the impact of movements in foreign currency exchange rates on our transactional balances denominated in currencies other than the functional currency (see Note 6 to our Unaudited Consolidated Financial Statements for further information).

We are exposed to equity price risk as it relates to changes in fair values of our investments in equity securities of publicly-traded companies and private companies.  Due to the impact of the COVID-19 pandemic (see Note 1 to the Unaudited Consolidated Financial Statements) on the business of the investee and the estimated decline in the value of our investment, we have recorded a significant impairment charge (see Notes 5 and 6 to the Unaudited Consolidated Financial Statements). The fair values of our investments in equity securities of publicly-traded companies and private companies, excluding certain investments classified as debt securities for accounting purposes, were $1.4 billion and $401 million, respectively, at March 31, 2020, and $1.8 billion and $501 million, respectively, at December 31, 2019.  Our investments in private companies, excluding certain investments classified as debt securities for accounting purposes, are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. A hypothetical 10% decrease in the fair values of these investments at March 31, 2020 and December 31, 2019 would have resulted in a loss before tax of approximately $180 million and $230 million, respectively, being recognized in net income.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of any material legal proceedings to which we are a party, and updates thereto, is included in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2020, and is incorporated into this Item 1 by reference thereto.

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
The COVID-19 pandemic has materially adversely affected, and may further adversely impact, our business and financial performance.

  In December 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China, and has since spread to other regions, including Europe and the United States. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak was a global pandemic (the "COVID-19 pandemic"). In response to the COVID-19 pandemic, many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses. These government mandates have forced many of the partners on whom our business relies, including hotels and other accommodation providers, airlines and restaurants, to seek government support in order to continue operating, to curtail drastically their service offerings or to cease operations entirely. Further, these measures have materially adversely affected, and may further adversely affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and our workforce, operations and customers.

The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in travel and restaurant activities and consumer demand for related services. Our financial results and prospects are almost entirely dependent on the sale of such travel and restaurant-related services. Although it is impossible to accurately predict the ultimate impact of these developments on our business, our results for the quarter ended March 31, 2020 have been significantly and negatively impacted, with a material decline in gross bookings, room nights booked, total revenues, net income and cash flow from operations, as compared to the corresponding period in 2019. Newly-booked room night reservations, excluding the impact of cancellations, have been declining as the COVID-19 pandemic has spread, and decreased by over 85% in April 2020 as compared to April 2019. We expect to continue to see severely reduced new travel and restaurant reservation bookings as compared to 2019 levels for the foreseeable future, which will have a materially adverse impact on our business, financial condition, results of operations and cash flows.

Due to the uncertain and rapidly evolving nature of current conditions around the world, we are unable to predict accurately the impact that the COVID-19 pandemic will have on our business going forward. We currently expect, however, that the COVID-19 pandemic will impact our financial performance for the quarter ended June 30, 2020, much more significantly than it impacted the quarter ended March 31, 2020, primarily because an increasing number of markets and locations will have been subject to the governmental measures and economic disruptions noted above during the entirety of the second quarter (as compared to the first quarter, when the effects of the outbreak were largely limited to China and certain other Asian markets during January 2020 and much of February 2020). With the spread of COVID-19 to other regions, such as Europe and the United States, we expect the COVID-19 pandemic and its effects to continue to have a significant adverse impact on our business for the duration of the pandemic and during the subsequent economic recovery, which could be an extended period of time.

The extent of the effects of the COVID-19 pandemic on our business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments. These include, but are not limited to, the severity, extent and duration of the global pandemic and its impact on the travel and restaurant industries and consumer spending more broadly; actions taken by national, state and local governments to contain the disease or treat its impact, including travel restrictions and bans, required closures of non-essential businesses and aid and economic stimulus efforts; the effect of the changes in hiring levels and remote working arrangements that we have implemented on our operations, including the health and productivity of management and our employees, and our ability to maintain our financial reporting processes and related controls; the impact on our contracts and relationships with our partners, including the impact as a result of invoking force majeure provisions; our ability to withstand increased cyberattacks that we and many businesses are experiencing; the speed and extent of the recovery across the broader travel ecosystem, including the speed at which customers feel comfortable traveling again once restrictions on travel have been lifted; and the duration, timing and severity of the impact on customer spending, including any economic recession resulting from the pandemic. The pandemic may continue to expand in regions that have not yet been affected by the COVID-19 pandemic after conditions begin to recover in currently affected regions, which could continue to affect our business. Also, existing restrictions in affected regions could be extended after the virus has been contained in order to avoid relapses, and regions that recover from the pandemic may suffer from a relapse and re-imposition of restrictions.

Our business is dependent on the availability of a large number of accommodations (particularly independently-owned accommodations) and restaurants, and on the ability of consumers to travel to such accommodations and restaurants on airlines, railways and rental cars. We do not expect economic and operating conditions for our business to improve until consumers are once again willing and able to travel, and our travel service provider and restaurant partners are once again willing and able to serve those consumers. This may not occur until well after the broader global economy begins to improve. Additionally, our business is also dependent on consumer sentiment and discretionary spending patterns. The United States has already experienced a significant increase in unemployment and current economic forecasts predict significant increases in unemployment in many other regions due to the adoption of social distancing and other policies to slow the spread of the virus, which is likely to have a negative impact on consumer discretionary spending, including for the travel and restaurant industries. Even if economic and operating conditions for our business improve, we cannot predict the long-term effects of the pandemic on our business or the travel and restaurant industries as a whole. If the travel and restaurant industries are fundamentally changed by the COVID-19 pandemic in ways that are detrimental to our operating model, our business may continue to be adversely affected even as the broader global economy recovers.

To the extent that the COVID-19 pandemic continues to adversely affect our business and financial performance, it may also have the effect of heightening many of the other risks identified in this section, such as those relating to our substantial amount of outstanding indebtedness.
Our liquidity, credit ratings and ongoing access to capital could be materially and negatively affected by the impacts of the COVID-19 pandemic.
Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, our operating performance and our credit ratings. Since the COVID-19 pandemic, there has been increased volatility in the financial and securities markets, which has generally made access to capital less certain and increased the cost of obtaining new capital. Further, if our credit ratings were to be downgraded or if financing sources were to ascribe higher risk to our rating levels, our industry or us, our access to capital and the cost of any financing would be negatively impacted. We currently have $2.0 billion available under our revolving credit facility, which provides an additional potential source of liquidity. The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to our ability to borrow thereunder. At March 31, 2020, we were in compliance with the maximum leverage ratio covenant. In April 2020, we amended the revolving credit facility, pursuant to which the maximum leverage ratio covenant has been suspended through and including the quarter ending March 31, 2021, and has been replaced with a minimum liquidity covenant based on unrestricted cash, cash equivalents, short-term investments and unused capacity under this revolving credit facility. Beginning with the quarter ending June 30, 2021, the minimum liquidity covenant will cease to apply and the maximum leverage ratio covenant will again be in effect. There can be no assurance that we will be able to meet either the minimum liquidity covenant or the maximum leverage ratio covenant, as applicable, at any particular time, and our ability to borrow under the revolving credit facility depends on compliance with the applicable covenant. Further, the lenders have the right to require repayment of any amounts borrowed under the facility if we are not in compliance with the applicable covenant.

There is no guarantee that additional debt financing will be available in the future to fund our obligations, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding. In addition, the terms of future debt agreements could include more restrictive covenants, which could restrict our business operations. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for more information on our liquidity and capital resources.

Utilization of governmental stimulus packages may negatively impact our business, operations and/or reputation.

Certain governments have passed or are considering legislation to help businesses weather the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid. We are participating in, or have applied to participate in, the United Kingdom's job retention scheme, the Netherlands' wage subsidy program and certain other jurisdictions' programs, and we are assessing whether we will take advantage of any other offerings. To the extent we are beneficiaries of government relief, we could become subject to various restrictions, including on our ability to restructure our business in a way that could benefit us in the long term or take certain financial actions, and our reputation could be harmed.

Impairments of goodwill, long-term investments and long-lived assets, increases in provisions for expected credit losses on receivables from and cash advances made to our travel service provider and restaurant partners and increases in cash outlays to refund consumers for prepaid reservations have a negative impact on our results of operations.
As a result of the deterioration of our business due to the COVID-19 pandemic, we evaluated goodwill, long-term investments and long-lived assets for possible impairment as of March 31, 2020. We determined that our goodwill relating to OpenTable and KAYAK experienced a decline in value due to the COVID-19 pandemic, and therefore we recognized a non-deductible goodwill impairment charge of $489 million for the quarter ended March 31, 2020. The determination of the fair value reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding OpenTable and KAYAK’s expected growth rates and operating margin, expected length and severity of the impact from the COVID-19 pandemic and the shape and timing of the subsequent recovery, as well as other key assumptions with respect to matters outside of our control, such as discount rates and market comparables. It requires significant judgments and estimates and actual results could be materially different than those judgments and estimates utilized in the fair value estimate. Future events and changing market conditions may lead us to re-evaluate the assumptions reflected in the current forecast disclosed above, particularly the assumptions related to the length and severity of the COVID-19 pandemic and the shape and timing of the subsequent recovery, which may result in a need to recognize an additional goodwill impairment charge, which could have a material adverse effect on the our results of operations. See Note 8 to the Unaudited Consolidated Financial Statements for further information related to the impairment charge.

In addition, given the volatility in global markets and the financial difficulties faced by many of our travel service provider and restaurant partners, we have significantly increased our provision for expected credit losses on receivables from and cash advances made to our travel service provider and restaurant partners. For the three months ended March 31, 2020, we recorded additional credit loss expenses of $183 million. Moreover, due to the high level of cancellations of existing reservations, we have incurred, and expect to continue to incur, higher than normal cash outlays to refund consumers for prepaid reservations. In some instances, we do not estimate a recovery of prepayment already made to a travel service provider where we have agreed to provide free cancellations to customers for non-refundable reservations, and this has resulted in a reduction in revenue of $63 million for the first quarter 2020. Any additional significant increase in our provision for expected credit losses on receivables from and cash advances made to travel service provider and restaurant partners, and any additional significant increase in cash outlays to consumers, would have a corresponding negative effect on our results of operations and related cash flows.

Declines or disruptions in the travel industry could adversely affect our business and financial performance.

Our financial results and prospects are almost entirely dependent upon the sale of travel services. Travel, including accommodation (including hotels, motels, resorts, homes, apartments and other unique places to stay), rental car and airline ticket reservations, is significantly dependent on discretionary spending levels. As a result, sales of travel services decline during general economic downturns and recessions and times of political or economic uncertainty, such as currently being experienced due to the COVID-19 pandemic, as consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns or effects that reduce their ability or willingness to travel.

Perceived or actual adverse economic conditions, including slow, slowing or negative economic growth, high or rising unemployment rates, inflation and weakening currencies, and concerns over government responses such as higher taxes or tariffs, increased interest rates and reduced government spending have impaired and could in the future impair consumer spending and adversely affect travel demand.

Political uncertainty, conditions or events, such as the United Kingdom’s transition out of the European Union ("Brexit"), including uncertainty in the implementation of Brexit and other political concerns, can also negatively affect consumer spending and adversely affect travel demand. In the past, and prior to the significantly changed circumstances brought on by the onset of the COVID-19 pandemic, we have experienced volatility in transaction growth rates, increased cancellation rates and weaker trends in accommodation average daily rates ("ADRs") across many regions of the world, particularly in those countries that appear to be most affected by economic and political uncertainties, which we believed were due at least in part to these macro-economic conditions and concerns. Further economic or political disruptions beyond those resulting from the COVID-19 pandemic could cause, contribute to or be indicative of deteriorating macro-economic conditions, which in turn could negatively affect travel to or from such countries or the travel industry in general and therefore have an adverse impact on our results of operations. While lower occupancy rates have historically resulted in accommodation providers increasing their distribution of accommodation reservations through third-party intermediaries such as us, our remuneration for accommodation reservation transactions changes proportionately with price, and therefore, lower ADRs generally have a negative effect on our accommodation reservation business and on our revenues and results of operations. As a result of the COVID-19 pandemic and its material adverse impact on travel, we have generally seen a significant decrease in occupancy rates and ADRs.

These and other macro-economic uncertainties, such as oil prices, geopolitical tensions and differing central bank monetary policies, have led to significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling and other currencies. Significant fluctuations in foreign currency exchange rates, stock markets and oil prices can also impact consumer travel behavior. For example, although lower oil prices may lead to increased travel activity as consumers could have more discretionary funds and airline fares decrease, declines in oil prices may be indicative of broader macro-economic weakness, which in turn could negatively affect the travel industry, our business and results of operations. Conversely, higher oil prices may result in higher airfares and decreased travel activity, which can negatively affect our business and results of operations. Recently, oil prices have decreased significantly due to the decrease in demand resulting from the impact of the COVID-19 pandemic and production decisions by Russia, Saudi Arabia and other nations, which, under normal circumstances, could lead to increased travel activity. However, as a result of the travel restrictions and health concerns arising from the COVID-19 pandemic, lower oil prices have not resulted in increased travel activity.

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

In addition to the impact of the COVID-19 pandemic described earlier in this section, other events beyond our control, such as oil prices, stock market volatility, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, fires, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as coronaviruses, Ebola and Zika, political instability, changes in economic conditions, wars and regional hostilities, imposition of taxes, tariffs or surcharges by regulatory authorities, changes in trade policies or trade disputes, changes in immigration policies, travel-related accidents or increased focus on the environmental impact of travel, have previously and may in the future disrupt travel, limit the ability or willingness of travelers to visit certain locations or otherwise result in declines in travel demand and adversely affect our business and results of operations. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services and our relationships with travel service providers and other partners, any of which can adversely affect our business and results of operations. Prior to the COVID-19 pandemic, certain jurisdictions, particularly in Europe, were considering regulations intended to address the issue of "overtourism", including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Once the COVID-19 pandemic and its impact subsides, such regulations could adversely affect travel to, or our ability to offer accommodations in, such markets, which could negatively impact our business, growth and results of operations. The United States has implemented or proposed, or is considering, various travel restrictions and actions that could affect U.S. trade policy or practices, which could also adversely affect travel to or from the United States.

Intense competition could reduce our market share and harm our financial performance.

We compete globally with both online and traditional travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, constantly evolving and subject to rapid change, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have significantly more customers or users, consumer data and financial and other resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market and has grown rapidly in this area, including by offering a flight meta-search product ("Google Flights"), a hotel meta-search product ("Google Hotel Ads"), a vacation rental meta-search product, its "Book on Google" reservation functionality, Google Travel, a planning tool that aggregates its flight, hotel and packages products in one website, and by integrating its hotel meta-search products into its Google Maps app. Google has also integrated restaurant information and reservations into the Google Maps app. In addition, Amazon has previously experimented with online travel, and has recently partnered with Booking.com to provide travel deals to Prime users in certain countries and with an OTC in India to offer domestic flights through Amazon Pay. Moreover, as the economy and the travel industry recover from the impact of the COVID-19 pandemic, the structure of the travel industry could change in ways that could disadvantage us and benefit certain of our existing competitors or new entrants. As a result, our historical strengths may not provide the competitive advantages that they did prior to the pandemic. If we are unable to successfully adapt to any changes in how the travel industry operates or to changes in the ways in which consumers purchase travel services, our ability to compete, and therefore our business and results of operations, would be adversely affected.

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

Google, the world's largest search engine and one of the world's largest companies and other large, established companies with substantial resources and expertise in developing online commerce and facilitating internet traffic offer travel or travel-related search, meta-search and/or reservation booking services and may create additional inroads into online travel. Google's travel meta-search services, Google Hotel Ads and Google Flights, have grown rapidly and have achieved significant market share in a relatively short time. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service providers (e.g., accommodations, rental car companies or airlines), online travel companies ("OTC") and other online platforms and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTCs or other online platforms, which could lead to travel service providers or others gaining a larger share of search traffic. Google leverages its general search business to promote its meta-search offerings by showing meta-search results at the top of its organic search results. Further, TripAdvisor and trivago, two other leading meta-search companies, support their meta-search services with significant marketing efforts. Through our KAYAK meta-search service, we compete directly with these and other meta-search services. If we are unable to effectively compete with these companies, our business and results of operations could be harmed.

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
Recent years have seen significant volatility in the exchange rate between the Euro, the British Pound Sterling, the U.S. Dollar and other currencies. Significant fluctuations in foreign currency exchange rates can affect consumer travel behavior. For example, the strengthening of the U.S. Dollar relative to the Euro in 2015 made it more expensive for Europeans to travel to the United States. Consumers traveling from a country whose currency has weakened against other currencies may book lower ADR accommodations, choose to shorten or cancel their international travel plans or choose to travel domestically rather than internationally, any of which could adversely affect our gross bookings, revenues and results of operations, in particular when expressed in U.S. Dollars. Since the COVID-19 pandemic, the Euro and the British Pound Sterling have weakened relative to the U.S. Dollar, which results in lower foreign-currency denominated net assets, gross bookings, revenues, operating expenses and net income when they are expressed in U.S. Dollars. However, as a result of the travel restrictions and health concerns arising from the COVID-19 pandemic, we do not believe the exchange rates have significantly altered consumer behavior recently.
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
We derive a substantial portion of our revenues, and have significant operations, outside the United States. Our international businesses include our Netherlands-based OTC brand Booking.com (including Rentalcars.com, based in the United Kingdom), our Asia-based OTC brand agoda and, to a lesser extent, KAYAK's international meta-search services and OpenTable's international restaurant reservation services. Before the COVID-19 pandemic, our international OTC operations historically had achieved significant year-over-year growth in their gross bookings, in particular with respect to their accommodation reservation services. Without taking into consideration the recent declines caused by the COVID-19 pandemic, these growth rates, which contributed significantly to our historical growth in consolidated revenues and earnings, had generally declined over time as the absolute level of our gross bookings increased and online travel growth rates declined. In addition to the general slowing growth rates of online travel and the effects of the COVID-19 pandemic, other factors may also slow the growth rates of our international businesses, including, for example, worldwide or regional economic conditions, strengthening of the U.S. Dollar versus the Euro, the British Pound Sterling and other currencies, declines in ADRs, increases in cancellations, adverse changes in travel market conditions and the competitiveness of the market. Any decline in the growth rates of our international businesses negatively impacts our revenue and earnings growth rates and, as a consequence, our stock price.
Our long-term strategy involves continued expansion throughout the world. Many regions have different economic conditions, customs, languages, currencies, consumer expectations, levels of consumer acceptance and use of online platforms for commerce, legislation, regulatory environments (including labor laws and customs), tax laws and levels of political stability, and we are subject to associated risks typical of international businesses. International markets may have strong local competitors with an established brand and travel service provider or restaurant relationships that may make expansion in that market difficult or costly and take more time than anticipated. In addition, compliance with legal, regulatory or tax requirements in multiple jurisdictions places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences. In some markets such as China, legal and other regulatory requirements may prohibit or limit participation by foreign businesses, such as by making foreign ownership or management of internet or travel-related businesses illegal or difficult, or may make direct participation in those markets uneconomic, which could make our entry into and expansion in those markets difficult or impossible, require that we work with a local partner or result in higher operating costs. Certain markets in which we operate that are in earlier stages of development have lower operating margins compared to more mature markets, which could have a negative impact on our overall profit margins as these markets increase in size over time. If we are unsuccessful in expanding in new and existing markets and effectively managing that expansion, our business and results of operations could be adversely affected.
We intend to continue to improve the accommodation choices available for reservation on our platforms, however the growth rate of our accommodations may vary in part as a result of removing accommodations from our platforms from time to time. The COVID-19 pandemic may cause more accommodations to be removed from our platform than in prior periods due to increases in property closures or changes in ownership. Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because alternative accommodations are often either a single unit or a small collection of independent units, these properties generally represent more limited booking opportunities than hotels, motels and resorts, which generally have more units to rent per property. Further, alternative accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors or may not be available at peak times due to use by the property owners. We also experience lower profit margins with respect to alternative accommodation properties due to certain additional costs related to offering these accommodations on our platforms. As we increase our alternative accommodation business, these different characteristics negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our platforms, we expect that our room-night growth rate and property growth rate will continue to diverge over time (since each such alternative accommodation property has fewer booking opportunities). As a result of the foregoing, as the percentage of alternative accommodation properties increases, the number of reservations per property will likely continue to decrease.
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
We believe that the increase in the number and variety of accommodation providers that participate on our platforms, and the corresponding access to accommodation room nights, had been a key driver of the growth of our accommodation reservation business prior to the COVID-19 pandemic. The breadth of our accommodation bookings typically made us an attractive source of consumer demand for our accommodation providers, and we believe it will continue to do so as the travel industry recovers. However, after accommodation providers recover from the COVID-19 pandemic, they may wish to limit the amount of business that flows through a single distribution channel. Also, certain jurisdictions, particularly in Europe, are considering regulations intended to address the issue of "overtourism," including by restricting accommodation offerings in city centers or near popular tourist destinations, such as by restricting construction of new hotels or the renting of homes or apartments. Such restrictions could also include limiting the number of tourists permitted to visit and stay near popular areas during peak seasons or as a general matter. As a result, we may experience constraints on the number of listings, or accommodation room nights, actually available to us, which could negatively impact our business growth rate and results of operations.
The number of our employees worldwide has grown from approximately 9,500 at December 31, 2013 to approximately 27,200 at March 31, 2020, which growth is mostly comprised of hires by our international operations. Changes in our workforce may make it more difficult to hire, train, retain, motivate and manage the required employees. Historically, our brands operated on a largely independent basis and many of them focused on particular services or geographies. As we look to develop the Connected Trip, we are increasing the collaboration, cooperation and interdependency among our brands. As we manage this shift, in addition to managing any changes in our workforce, whether due to organic growth, growth through acquisitions, workforce reductions or restructurings, we may find it difficult to maintain the beneficial aspects of our corporate culture at the brand companies and throughout the organization as a whole. In addition, as travel recovers from the COVID-19 pandemic, any future expansion or shift increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and administrative, legal, tax, internal control and financial reporting functions. Our current and planned employees, systems, procedures and controls may not be adequate to support and effectively manage growth and increased complexity, especially as we employ employees in multiple geographic locations around the world and increase the number and variety of our products and payment systems. The implementation of new information technology, payment, enterprise resource planning (ERP) or other systems could be disruptive and/or costly or we may experience difficulty successfully integrating new systems into existing systems or migrating to new systems from existing systems, any of which could adversely affect our business and results of operations.

We rely on marketing channels to generate a significant amount of traffic to our platforms and grow our business.
We believe that maintaining and strengthening our brands are important aspects of our efforts to attract and retain customers. We have invested considerable money and resources in the establishment and maintenance of our brands, and we intend to continue to invest resources in marketing and other brand building efforts to preserve and enhance consumer awareness of our brands when and to the extent we deem appropriate, in particular as the COVID-19 pandemic subsides and consumers begin to travel again. Effective marketing has been an important factor in our growth, and we believe it will continue to be important to our future success. Our marketing spend is influenced by the marketing spend of our competitors as we seek to maintain and increase our brand recognition among consumers and to maintain and grow traffic to our platforms through performance marketing channels. We may not be able to successfully maintain or enhance consumer awareness and acceptance of our brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. For instance, increased marketing by OTCs, meta-search services and travel service providers, which we saw prior to the COVID-19 pandemic, make our marketing efforts more expensive and less effective. If we are unable to maintain or enhance consumer awareness and acceptance of our brands in a cost-effective manner, our business, market share and results of operations would be materially adversely affected.

Our online marketing efficiency, expressed as marketing expense as a percentage of revenues, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign currency exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs-per-click and reduce our marketing efficiency. We use third-party websites, including online search engines (primarily Google), meta-search and travel research services and affiliate marketing as the primary means of generating traffic to our websites. Growth of some of these channels had slowed prior to the COVID-19 pandemic. Historically our marketing expenses have increased significantly, however, we have experienced more moderate growth rates in recent years, and since the COVID-19 pandemic, our marketing expenses have declined significantly. Our marketing efficiency has declined in recent years, a trend we expect to continue in the long term, though the rate of decrease may fluctuate and there may be periods of stable or increasing returns on investment ("ROIs") from time to time, and we cannot predict how our marketing efficiency will trend during the recovery from the COVID-19 pandemic. Further, at times we may pursue a strategy of increasing marketing ROIs, which could negatively affect our gross bookings and revenue growth rates. When evaluating our performance marketing spend generally, we consider several factors for each channel, such as the customer experience on the advertising platform, the incrementality of the traffic we receive and the anticipated repeat rate from a particular platform, as well as other factors. Currently, we have reduced our marketing spend significantly and are generally limiting our performance marketing efforts to address particular booking characteristics that are identified as having a high likelihood of conversion and a low likelihood of cancellation under the current circumstances of the COVID-19 pandemic. Pursuing a strategy of improving marketing ROIs, as we did beginning in the third quarter of 2017 through the fourth quarter of 2018, along with factors such as competitors' actions in the bidding environment, the amount of marketing invested by these channels to generate demand and overall marketing platform traffic growth trends, which have shown volatility and long-term deceleration of growth rates, may also impact growth rates for marketing channels. Under market conditions excluding the impact of the COVID-19 pandemic impact, any reduction in our marketing efficiency could have an adverse effect on our business and results of operations, whether through reduced revenues or revenue growth, or through marketing expenses increasing faster than revenues and thereby reducing margins and earnings growth.
We believe that a number of factors could cause consumers to increase their shopping activity before making a travel purchase. Increased shopping activity reduces our marketing efficiency and effectiveness because traffic becomes less likely to result in a reservation through our platforms, and such traffic is more likely to be obtained through paid marketing channels than through direct channels. Further, consumers may favor travel services offered by search or meta-search companies over OTCs, which could reduce traffic to our travel reservation platforms, increase consumer awareness of our competitors' brands and platforms, increase our marketing and other customer acquisition costs and adversely affect our business, margins and results of operations. To the extent any such increased shopping behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in revenues from our KAYAK meta-search business to offset any related decrease in revenues or increase in marketing and other customer acquisition costs experienced by our OTC brands.

We may not be able to keep up with rapid technological or other market changes.
The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new service announcements, introductions and enhancements and changing consumer demands and preferences. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the progress of technology adoption in various markets, including the continuing adoption of the internet and online commerce in certain geographies and the emergence and growth of the use of smartphones, tablets and other smart devices, including those with voice and artificial intelligence capabilities, for mobile e-commerce transactions. New developments in other areas, such as cloud computing, could make entering our markets easier for competitors due to lower upfront technology costs. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services and online platforms to evolving industry standards and local preferences and to continually innovate and improve the performance, features and reliability of our services and online platforms in response to competitive service offerings and the evolving demands of the marketplace. In particular, it is increasingly important for us to effectively offer our services on mobile devices through mobile apps and mobile-optimized websites and to tailor our services to varying devices and platforms. Any failure by us to successfully develop and achieve consumer adoption of our mobile platforms would have a material and adverse effect on our growth, market share, business and results of operations. Further, to the extent mobile devices or platforms enable users to block advertising content, our advertising revenue and our ability to market our brands and acquire new consumers may be negatively affected. We believe that ease-of-use, comprehensive functionality and the look and feel of our mobile platforms are increasingly competitively critical as consumers obtain more of their travel and restaurant services through mobile devices and platforms. As a result, we intend to continue to spend significant resources maintaining, developing and enhancing our mobile platforms and other technologies and platforms in the long term. Additionally, our ability to achieve our long-term strategy to build the Connected Trip depends on successfully integrating and developing new and evolving technologies, which is likely to require increased financial and personnel investments that could have an adverse impact on our results of operations until we achieve the expected return on these investments. However, these efforts may not be successful in improving the travel experience or retaining and attracting new customers, which would harm our business and results of operations. Further, technical innovation often results in bugs, vulnerabilities and other system failures. Any such bug, vulnerability or failure, especially in connection with a significant technical implementation or change, could result in lost business, harm to our brand or reputation, consumer complaints and other adverse consequences, any of which could adversely affect our business and results of operations.
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
Furthermore, in the future the competitive pressure to innovate could encompass a wider range of services and technologies, including services and technologies that may be outside of our historical core business, and our ability to keep pace may slow. Our current and potential competitors range from large and established companies to emerging start-ups. Emerging start-ups may be able to innovate and focus on developing a particularly new product or service faster than we can or may foresee consumer need for new services or technologies before we do. Some of our larger competitors or potential competitors have more resources or more established or varied relationships with consumers than we have, and they could use these advantages in ways that could affect our competitive position, including by making acquisitions, entering or investing in travel reservation businesses, investing in research and development and competing aggressively for highly-skilled employees. For example, because consumers often utilize other online services more frequently than online travel services, a competitor or potential competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost effectively acquire consumers for its online travel services than we can.
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
The security of data when engaging in e-commerce is essential to maintaining consumer and travel service provider confidence in our services. Cyberattacks by individuals, groups of hackers and state-sponsored organizations are increasing in frequency and sophistication and are constantly evolving. Any security breach whether instigated internally or externally on our systems or third-party systems could significantly harm our reputation and therefore our business, brand, market share and results of operations. Consumers who use certain of our services provide us with their credit card information. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data and prevent unauthorized access to our data or accounts. Computer circumvention capabilities, new discoveries or advances or other developments, including our own acts or omissions, could result in a compromise or breach of consumer data. For example, third parties may attempt to fraudulently induce employees, travel service provider partners or consumers to disclose user names, passwords or other sensitive information ("phishing"), which may in turn be used to access our information technology systems or to defraud our partners or consumers. Third parties may also attempt to take over consumer accounts by using passwords, usernames and other personal information obtained elsewhere to attempt to login to consumer accounts on our platforms. We have experienced targeted and organized phishing and account takeover attacks, which have increased recently during the COVID-19 pandemic, and we expect to continue to experience these events in the future. These risks are likely to increase as we expand our offerings, integrate our products and services, and store and process more data, including personal information. Our efforts to protect information from unauthorized access may be unsuccessful or may result in the rejection of legitimate attempts to book reservations through our services, any of which could result in lost business and could materially and adversely affect our business, reputation and results of operations.
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
We use Google to generate a significant portion of the traffic to our platforms, and, to a lesser extent, we use other search and meta-search services to generate traffic to our platforms, principally through pay-per-click marketing campaigns. The pricing and operating dynamics on these search and meta-search platforms can experience rapid change commercially, technically and competitively. For example, Google frequently updates and changes the logic which determines the placement and display of results of a consumer's search, such that the placement of links to our platforms can be negatively affected and our costs to improve or maintain our placement in search results can increase. The European Commission has fined Google significant amounts for anti-competitive behavior relating to its comparison-shopping service and online search advertising services. Changes by Google in how it presents travel search results, including its promotion of its travel meta-search services, or the manner in which it conducts the auction for placement among search results, whether as a result of a court order, investigation or other reason, may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our platforms, which in turn would have an adverse effect on our business, market share and results of operations. In January 2020, Google announced modifications to its flights display model, including that it would not be charging airlines and OTCs for sending referrals from Google Flights. As a result, airline and OTC partners may choose to limit or eliminate their use of other meta-search services or may demand cost savings from their other meta-search services and/or Google may receive access to discounted fares not provided to meta-search services that charge for referrals, any of which could adversely affect our meta-search business, profit margins and results of operations. Similarly, changes by our other search and meta-search partners in how they present travel search results or the manner in which they conduct the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our platforms. In addition, a decline or slowing growth in travel search traffic negatively impacts our ability to efficiently generate traffic to our platforms through performance marketing on general search platforms, which could have an adverse effect on our business and results of operations.
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
Prior to the COVID-19 pandemic, we experienced rapid growth in consumer traffic to our online platforms, the number of accommodations on our extranets and the geographic breadth of our operations. Once consumers begin to travel again, if our systems cannot be expanded to cope with increased demand or fail to perform, we could experience unanticipated disruptions in service, slower response times, decreased customer service and customer satisfaction and delays in the introduction of new services, any of which could impair our reputation, damage our brands and materially and adversely affect our results of operations. Further, as an online business, we are dependent on the internet and maintaining connectivity between ourselves and consumers, sources of internet traffic, such as Google, and our travel service providers and restaurants. As consumers increasingly turn to mobile and other smart devices, we also become dependent on consumers' access to the internet through mobile carriers and their systems. Disruptions in internet access, such as the denial-of-service attack against Dyn in October 2016 that resulted in a service outage for several major internet companies, whether generally, in a specific market or otherwise, especially if widespread or prolonged, could materially adversely affect our business and results of operations. While we do maintain redundant systems and hosting services, it is possible that we could experience an interruption in our business, and we do not carry business interruption insurance sufficient to compensate us for all losses that may occur.
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
Our existing security measures may not be successful in preventing attacks on our systems, and any such attack could cause significant interruptions in our operations. For instance, from time to time, we have experienced denial-of-service type attacks on our systems that have made portions of our websites slow or unavailable for periods of time. There are numerous other potential forms of attack, such as phishing (where a third party attempts to infiltrate our systems or acquire information by posing as a legitimate inquiry or electronic communication), account takeover attacks, SQL injection (where a third party attempts to insert malicious code into our software through data entry fields in our websites in order to gain control of the system) and attempting to use our websites as a platform to launch a denial-of-service attack on another party, each of which could cause significant interruptions in our operations and potentially adversely affect the value of our brands, operations and results of operations or involve us in legal or regulatory proceedings. We expend significant resources in an attempt to prepare for and mitigate the effects of any such attacks. Reductions in the availability and response time of our online services could cause loss of substantial business volumes during the occurrence of any such attack on our systems and measures we may take to divert suspect traffic in the event of such an attack could result in the diversion of bona fide customers. These issues are more difficult to manage during any expansion of the number of places where we operate and the variety of services we offer, and as the tools and techniques used in such attacks become more advanced. Successful attacks could result in negative publicity, damage our reputation and prevent consumers from booking travel services, researching travel services or making restaurant reservations through us during the attack, any of which could cause consumers to use the services of our competitors, which would have a negative effect on the value of our brands, our market share, business and results of operations.
We rely on certain third-party computer systems and third-party service providers, including GDSs and computerized central reservation systems of the accommodation, rental car and airline industries in connection with providing some of our services. Any damage to, breach of or interruption in these third-party services and systems or deterioration in their performance could prevent us from booking related accommodation, rental car and airline reservations and have a material adverse effect on our business, brands and results of operations. Our agreements with some third-party service providers are terminable upon short notice and often do not provide recourse for service interruptions. In the event our arrangement with any such third party is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms and, as a result, it could have a material adverse effect on our business and results of operations. Further, as a result of the COVID-19 pandemic, some of our third-party service providers may go out of business, suspend operations, reduce their support services or system maintenance activities, any of which could adversely affect our business and reputation.
We depend upon various third parties to process payments, including credit cards, for our merchant transactions around the world. In addition, we rely on third parties to provide credit card numbers which we use as a payment mechanism for merchant transactions. If any such third party were wholly or partially compromised or ceased or suspended operations (whether due to the COVID-19 pandemic or otherwise), our cash flows could be disrupted or we may not be able to generate merchant transactions (and related revenues) until such a time as a replacement process could be put in place with a different vendor, and this could have a negative effect on our business, reputation and results of operations and, in certain cases of the insolvency of such a partner, could result in additional payments by us and loss of the total transaction value, which would negatively affect our results of operations and financial condition.
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
Additionally, there have been significant changes made and proposed to international tax laws that increase the complexity, burden and cost of tax compliance. The Organisation for Economic Co-operation and Development ("OECD") initiated the "base erosion and profit shifting" ("BEPS") project to ensure international tax standards keep pace with changes in global business practices and to address situations where multinational businesses may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions in which the profit generating activities take place. The OECD is working towards a consensus-based solution by the end of 2020 to address the challenges posed to the current tax system by the digitalization of the economy. The OECD Secretariat's current proposal aims to ensure that multinational businesses are taxed in jurisdictions where they are conducting significant business but do not have a physical presence by establishing new nexus rules determining where tax should be paid and new profit allocation rules determining what portion of profits should be taxed. Certain countries have taken steps to unilaterally introduce a digital services tax to address the issue of multinational businesses carrying on business in their jurisdiction without a physical presence and therefore generally not subject to income tax in those jurisdictions. Our accrual for these digital services taxes in the quarter ending March 31, 2020 was $9 million. Many questions remain about the enactment, form and application of these digital services taxes.  For example, it is not clear whether all countries will allow a deduction of digital services taxes for income tax purposes or whether there is potential for double taxation on the same transaction.  The interpretation and implementation of the various digital services taxes (especially if there is inconsistency in the application of these taxes across tax jurisdictions) could have a materially adverse impact on our results of operations and cash flows.  Further, digital services taxes may not apply to our competitors such as hotel chains and smaller OTCs, which harms our business and competitive position. Any changes to international tax laws, including new definitions of permanent establishment, new nexus and profit allocation rules, or changes affecting the benefits of preferential tax regimes such as the Dutch "Innovation Box Tax" (discussed below), could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Further, changes to tax laws and additional reporting requirements could increase the complexity, burden and cost of compliance. Due to the large and expanding scale of our international business activities, any changes in U.S. or international taxation of our activities or the combined effect of tax laws in multiple jurisdictions may increase our worldwide effective tax rate, increase the complexity and costs associated with tax compliance (especially if changes are implemented or interpreted inconsistently across tax jurisdictions) and adversely affect our cash flows and results of operations.
We are also subject to non-income-based taxes, such as value-added, payroll, sales, use, excise, net worth, property, hotel occupancy and goods and services taxes. We refer generally to taxes on travel transactions (e.g., value-added taxes, sales taxes, excise taxes, hotel occupancy taxes, etc.) as "travel transaction taxes." From time to time, we are under audit or investigation by tax authorities or involved in legal proceedings related to these non-income-based taxes or we may revise or amend our tax positions, which may result in additional non-income-based tax liabilities. A number of jurisdictions in the United States have initiated lawsuits against online travel companies, including us, related to, among other things, the payment of certain travel transaction taxes (such as hotel occupancy taxes) that could include historical taxes that are claimed to be owed, interest, penalties, punitive damages and/or attorney's fees and costs. In addition, a number of jurisdictions have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes. Additional jurisdictions may assert that we are subject to, among other things, travel transaction taxes and could seek to collect such taxes, either retroactively, prospectively or both. Jurisdictions could also seek to amend their tax statutes in order to collect travel transaction taxes from us on a prospective basis. Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings. Additionally, a number of jurisdictions have adopted or may adopt laws that require us to collect and remit sales tax on behalf of travel service providers, which in some instances may negatively impact our revenue. Adverse tax decisions or new laws could have a material adverse effect on our business, margins, cash flows and results of operations. An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries. In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorneys' fees and costs.
We may not be able to maintain our "Innovation Box Tax" benefit.
The Netherlands corporate income tax law provides that income generated from qualifying innovative activities is taxed at the rate of 7% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings historically has qualified for Innovation Box Tax treatment. In 2019, the Innovation Box Tax benefit reduced our consolidated income tax expense by $443 million. In 2019, the Dutch government approved a reduction in its corporate income tax rate from 25% to 21.7%, effective in 2021. Furthermore, the Dutch government has proposed an increase in the Innovation Box Tax rate from 7% to 9%, which, if enacted, could be effective beginning in 2021.
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
The loss of the Innovation Box Tax benefit (or any material portion thereof), whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not innovative or for any other reason, could substantially increase our effective tax rate and adversely impact our results of operations and cash flows in the future.
We are dependent on providers of accommodations, rental cars and airline tickets and on restaurants.
We rely on providers of accommodations, rental cars and airline tickets and on restaurants to make their services available to consumers through us. Our arrangements with travel service providers generally do not require them to make available any specific quantity of accommodation reservations, rental cars or airline tickets, or to make accommodation reservations, rental cars or airline tickets available in any geographic area, for any particular route or at any particular price. Similarly, our arrangements with restaurants generally do not require them to provide all of their available tables and reservations to customers through us. We are in regular dialogue with our major travel service providers about the nature and extent of their participation in our services. A significant reduction on the part of any of our major travel service providers or providers that are particularly popular with consumers in their participation in our services for a sustained period of time or their complete withdrawal, whether as a result of limitations on occupant capacity stemming from the COVID-19 pandemic or otherwise, could have a material adverse effect on our business, market share and results of operations. To the extent any of those major or popular travel service providers ceased to participate in our services in favor of one of our competitors' services or decided to require consumers to purchase services directly from them, our business, market share and results of operations could be harmed. During periods of higher occupancy rates, accommodation providers may decrease their distribution of accommodation reservations through third-party intermediaries like us, in particular through our discount services. Further, as consolidation among travel service providers increases, the potential adverse effect of a decision by any particular significant travel service provider (such as a large hotel chain, airline or rental car company) to withdraw from or reduce its participation in our services also increases. The COVID-19 pandemic has increased the risk that our travel service provider and restaurant partners voluntarily or involuntarily declare bankruptcy, which could harm our business and results of operations. In particular, the potential harm to our business and result of operations is greater if there are bankruptcies of larger partners such as airlines, hotel chains or large rental car companies. To the extent restaurants limit the availability of reservations through OpenTable or if a significant number of restaurants cease to participate in our services (whether as a result of the COVID-19 pandemic or otherwise) or if government orders restrict occupant capacity of any travel service providers or restaurants as a result of the COVID-19 pandemic, consumers may not continue to use our services and/or our revenues and results of operations could be adversely affected, especially if reservations during highly desirable times on high volume days are not made available through us.
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

We rely on the performance of highly skilled employees; and, if we are unable to retain or motivate key employees or hire, retain and motivate well-qualified employees, our business would be harmed.
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
In addition, competition for well-qualified employees in all aspects of our business, including software engineers, mobile communication talent and other technology professionals, is intense. Our international success in particular has led to increased efforts by our competitors and others to hire our international employees. These difficulties may be amplified by evolving restrictions on immigration, travel or availability of visas or work permits for skilled technology workers. Further, as a result of the COVID-19 pandemic and the potential for a long recovery period for the travel industry, employees may not view employment with us as positively as they did prior to the pandemic, which would make retention of well-qualified employees more difficult. The competition for talent in our industry has in the past and may in the future increase our personnel expenses, which may adversely affect our results of operations. Our continued ability to compete effectively and to innovate and develop products, services, technologies and enhancements depends on our ability to attract, retain and motivate well-qualified employees. If we do not succeed in attracting well-qualified employees or retaining, training, managing and motivating existing employees, our business, competitive position, reputation and results of operations would be adversely affected.
Since gross bookings, revenue and profit are significantly reduced as a result of the COVID-19 pandemic, we have taken actions to reduce the size of our workforce, and there could be further reductions in the size of our workforce and/or consolidations to optimize efficiency. Any such restructuring actions could have a negative impact on employee morale and productivity, lead to the loss of talented employees that we would not otherwise want to lose, make it more difficult to retain valuable key employees that have not been terminated, divert attention from operating our business, create personnel capacity constraints and hamper our ability to grow, develop innovative products and compete, any of which could adversely impact our business and reputation. Additionally, there could be significant costs associated with restructurings, we may not realize the expected cost savings and efficiencies and there could be additional unexpected costs, all of which could have a negative impact on our business and results of operations.
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

We have also been involved in investigations or inquiries involving consumer protection matters. For example, the United Kingdom's NCA (the Competition and Markets Authority, or CMA) launched a consumer protection law investigation into the clarity, accuracy and presentation of information on hotel booking sites with a specific focus on the display of search results (e.g., ranking), claims regarding discounts, methods of "pressure selling" (such as allegedly creating false impressions regarding room availability) and failure to disclose hidden charges.  In connection with this investigation, Booking.com, agoda and KAYAK, along with a number of other OTCs, voluntarily agreed to certain commitments with the CMA addressing its concerns in resolution of this investigation, which took effect on September 1, 2019. Among other things, the commitments provided to the CMA include showing prices inclusive of all mandatory taxes and charges, providing information about the effect of money earned on search result rankings on or before the search results page and making certain adjustments to how discounts and statements concerning popularity or availability are shown to consumers. The CMA has stated that it expects all market participants to adhere to the same standards, regardless of whether they formally signed the commitments. The commitments concluded the CMA’s investigation without a finding of infringement or an admission of wrongdoing by the OTCs involved. As a result of additional inquiries from other NCAs in the European Union, Booking.com has made similar commitments with the Consumer Protection Cooperation Network to be applicable across the E.U. beginning in June 2020. There are consumer protection investigations or inquiries in other countries as well, including in Hungary and Brazil, and other countries may decide to investigate these or similar issues generally or with respect to specific businesses, including ours, and we are unable to predict the outcome of any such other investigations or inquiries.  To the extent that any such other investigations or inquiries result in additional commitments, fines, damages or other remedies, our business, financial condition and results of operations could be harmed.

In light of the COVID-19 pandemic, certain hotel associations have issued complaints with NCAs to dispute our handling of force majeure provisions of our contracts with accommodation partners. As a result, NCAs could decide to investigate our handling of force majeure provisions, and if any NCA concludes the invocation of force majeure was inappropriate, there could be fines or other adverse impacts.

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

Another area of scrutiny, particularly in Europe, involves contractual search term bidding restrictions where one contracting party agrees not to bid on certain key search terms related to the other party (e.g., such other party’s name). Although we are generally moving away from these types of agreements, in some of our contracts, we or the other party have agreed to bidding restrictions. If bidding restrictions are held to be illegal or otherwise unenforceable or if we remove them from all of our contracts, our performance marketing costs may increase if bidding on affected key words (especially those related to us) becomes more expensive, which could adversely affect our performance marketing efficiency, business and results of operations.

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
For example, in the European Union, the Package Travel Directive (the "Package Directive") sets out broad requirements such as local registration, certain mandatory financial guarantees, disclosure requirements and other rules regulating the provision of travel packages and linked travel arrangements. The Package Directive also creates additional liability for a provider of travel packages, which could be the OTC, for performance of the travel services within a packaged trip under certain circumstances. Certain parts of our business are already subject to the broad scope of the Package Directive, and as our offerings continue to diversify and expand, we may become subject to additional requirements of the Package Directive. Compliance with this directive could be costly and complex or, as a result of these requirements, we could choose to limit offerings that would otherwise be beneficial for the business, any of which could adversely affect our business, results of operations or ability to grow and compete.
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

Prior to the COVID-19 pandemic, our business had grown substantially over the last several years as we expanded into new geographies and added new services. In addition, we have made efforts and expect to make further efforts to integrate access to travel services across our various brands. These changes add complexity to legal and tax compliance and our internal controls, and our size and operating history may increase the likelihood that we will be subject to regulatory scrutiny or audits by tax authorities in various jurisdictions. In addition, by virtue of Booking.com's size and presence in the Netherlands, it was recently required to establish a supervisory board to oversee the strategy and operations of Booking.com. While we do not expect the existence of the supervisory board to have a significant impact on our operations, under certain circumstances, this governance structure could require Booking.com to obtain supervisory board approval in order to take certain actions, which could result in delays or other unanticipated strategic or operational challenges.
There are various risks associated with the facilitation of payments from consumers, including risks related to fraud, compliance with evolving rules and regulations and reliance on third parties.
Our results have been and will likely continue to be negatively impacted by consumer purchases made using fraudulent credit cards, claims the consumer did not authorize the purchase or consumers who have closed bank accounts or have insufficient funds in their bank accounts to satisfy payments. We may be held liable for accepting fraudulent credit cards on our platforms or in connection with other fraudulent transactions on our platforms, as well as other payment disputes with consumers. Accordingly, we calculate and record an allowance for the resulting chargebacks. We must also continually implement and evolve measures to detect and reduce the risk of fraud, in particular as these methods become increasingly sophisticated. If we are unable to combat the use of fraudulent credit cards on our platforms, our business, profit margins, results of operations and financial condition could be materially adversely affected.
We believe that an important component of our future success will be our ability to offer consumers their preferred method of payment in the most efficient manner on all our platforms, and, as a result, we are processing more of our transactions on a merchant basis where we facilitate payments from travelers through the use of credit cards and other payment methods (such as PayPal, Alipay, Paytm and WeChat Pay). While processing transactions on a merchant basis allows us to process transactions for properties that do not otherwise accept credit cards and to increase our ability to offer a variety of payment methods and flexible transaction terms to consumers, we incur additional payment processing costs (which are typically higher for foreign currency transactions) and other costs related to these transactions, such as costs related to fraudulent payments and transactions and fraud detection. As more of our transactions are processed on a merchant basis, in addition to the revenues from these transactions, we may experience a significant increase in these costs, and our results of operations and profit margins could be materially adversely affected, in particular if we experience a significant increase in non-variable costs related to fraudulent payments and transactions.
As a greater percentage of our transactions are processed on a merchant basis, our global systems and processes associated with merchant transactions must be managed on a larger scale, which introduces additional complexity and increases administrative burdens and costs, which could adversely affect our results of operations. Payment processing may also subject the business to additional regulations, including financial services regulation or other regulatory regimes applicable to highly regulated businesses, which could result in increased compliance costs and complexities, including those associated with the implementation of new or advanced internal controls. For example, the E.U.'s Payment Services Directive 2 has further complicated the authentication process for accepting credit cards.  As a result of this directive, payments made on our platforms by consumers in the European Economic Area are subject to Strong Customer Authentication, which requires the consumer to engage in additional steps to authenticate their transaction. This new process could cause consumer transactions to take longer to process or otherwise inconvenience the consumer, which could result in consumers choosing not to utilize our platforms as often or at all. The implementation of this process has resulted and may continue to result in increased compliance costs and administrative burdens for us. As our business evolves or as we change the way we facilitate payments on our platforms and new money transmission and online payments rules come into effect, we may become subject to new payments and financial services laws and regulations including those relating to money transmission licenses, anti-money laundering, banking, privacy and security of our processes, among others. Compliance with this changing regulatory environment could create significant additional compliance costs and burdens or it could lead us to modify our business plans or operations, any of which could negatively impact our business, results of operations and profit margins.
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
We rely on banks and other payment processors to execute certain components of the payments process. We generally pay these third parties interchange fees and other processing and gateway fees to help us facilitate payments from consumers to travel service providers. As a result, if we are unable to maintain our relationships with these third parties on favorable terms or if these fees are increased for any reason, our profit margin, business and results of operations could be harmed. Additionally, if these third parties experience service disruptions or if they cease operations (whether as a result of the COVID-19 pandemic or otherwise), consumers and travel service providers could have difficulty making or receiving payments, which could adversely impact our reputation, business and results of operation.
In addition, in the event that one of our major travel service providers voluntarily or involuntarily declares bankruptcy, we could experience an increase in chargebacks from customers with travel reservations with such travel service provider and we could experience financial loss from certain prepayments made to such travel service provider if we are not able to recover the prepayment. The COVID-19 pandemic and its resulting impact on travel demand, the travel industry and the economy increases the risk of insolvency for our travel service providers. As a result, if one of our major travel service providers declares bankruptcy or if many travel service providers declare bankruptcy, it could adversely impact our business and results of operations.
Our stock price is highly volatile.
The market price of our common stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	financial or operating results that vary from the expectations of securities analysts and investors or our publicly-disclosed estimates;

•	quarterly variations in our financial or operating results;

•	changes in expectations as to our future financial or operating performance, including estimates by securities analysts and investors or our publicly-disclosed estimates of future performance;

•	worldwide economic conditions in general and in Europe in particular;

•	fluctuations in foreign currency exchange rates, particularly between the U.S. Dollar and the Euro;

•	changes in interest rates;

•	occurrence of a significant security breach;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in our capital structure;

•	changes in market valuations of other internet or online service companies;

•	announcements by us or our competitors of price reductions, promotions, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major travel service provider participant, such as a hotel chain, rental car company or airline, from our services;

•	changes in the status of our intellectual property rights;

•	lack of success in the expansion of our business models geographically;

•	business interruptions, such as may result from natural disasters, health concerns such as the COVID-19 pandemic or other events;

•	announcements by third parties of significant claims or initiation of litigation proceedings against us or adverse developments in pending proceedings;

•	additions or departures of key personnel; and

•	trading volume fluctuations.

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

The trading prices of internet company stocks in general, including ours, have experienced extreme price and volume fluctuations. To the extent that the public's perception of the prospects of internet or e-commerce or travel companies is negative, our stock price could decline, regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as a recession, interest rate or foreign currency exchange rate fluctuations, political instability (e.g., Brexit), changes in trade policy, trade disputes or a natural disaster, health concerns such as the COVID-19 pandemic or a terrorist attack affecting a significant market for our business, such as Europe or the United States, could cause our stock price to decline. Negative market conditions could adversely affect our ability to raise additional capital or the value of our stock for purposes of acquiring other companies or businesses.
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
We have a substantial amount of outstanding indebtedness and we may incur substantial additional indebtedness in the future, including through public or private offerings of debt securities. Our outstanding indebtedness and any additional indebtedness we incur may have significant consequences, which may be amplified as our cash flow and earnings have decreased as a result of the COVID-19 pandemic and which could include:

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

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to the rate of economic and travel industry recovery as a result of the COVID-19 pandemic, general economic conditions, industry cycles and financial, business and other factors affecting our results of operations and financial condition, many of which are beyond our control. Further, we may not have access to equity or debt markets or other sources of financing, or such financing may not be available to us on commercially reasonable terms, to repay or refinance our debt as it comes due or, in the case of our convertible notes, upon conversion.
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
We maintain an investment portfolio of various holdings, types and maturities. Our portfolio includes marketable debt securities, equity securities of publicly-traded companies, the values of which are subject to market price volatility, and investments in private companies. Our investments in government and corporate debt securities and preferred stock classified as debt securities for accounting purposes are generally classified as available-for-sale and, consequently, are recorded in our balance sheets at fair value with unrealized gains or losses, net of tax, reported in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. Credit losses on such investments are recorded in the Unaudited Consolidated Statement of Operations (see Note 5 to our Unaudited Consolidated Financial Statements). Changes in the fair values of our investments in publicly-traded equity securities are recognized in the Unaudited Consolidated Statement of Operations and these changes have had, and are likely to continue to have, a significant impact on our quarterly net income (or loss). Our investments in equity securities (other than those classified as debt securities for accounting purposes) of private companies are primarily measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, with changes in value also recognized in the Unaudited Consolidated Statement of Operations (see Note 5 to our Unaudited Consolidated Financial Statements).
We have invested in Trip.com Group convertible notes. We have also invested in other Chinese internet companies (i.e., Meituan Dianping ("Meituan") and Didi Chuxing ("Didi")). See Notes 5 and 6 to our Unaudited Consolidated Financial Statements for more information regarding our investments in Trip.com Group, Meituan and Didi securities. The value of these securities is subject to the risks associated with Trip.com Group's, Meituan's and Didi's respective businesses, as well as any changes by the Chinese government in foreign investment laws or elevated scrutiny or regulation of foreign investments in Chinese companies. For example, Trip.com Group is a Cayman Islands company operating in China through what is commonly referred to as a variable interest entity, or VIE, structure where it conducts part of its business through contractual relationships with affiliated Chinese entities. Although VIE structures are commonly used by Chinese internet and e-commerce companies, there are substantial uncertainties regarding the interpretation and application of People's Republic of China ("PRC") laws and regulations to VIE structures, and it is possible that the PRC government may view the VIE structure as a violation of PRC law. VIE contractual relationships are not as effective in providing control over the affiliated Chinese companies as direct ownership, and Trip.com Group would have to rely on the PRC legal system to enforce those contracts in the event of a breach by one of these entities. Further, conflicts of interest could arise to the extent Trip.com Group's officers or directors are also shareholders, officers or directors of the affiliated Chinese entities. Any of these risks could materially and adversely affect Trip.com Group's business and therefore the value of our investment in Trip.com Group. Similar VIE-structure considerations and risks apply with respect to our investments in securities of Meituan and Didi, each of which is a Cayman Islands company operating in China through a VIE structure.
Our investments in private companies are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or ever become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced to the market. Further, our ability to liquidate any such investments is typically dependent on a liquidity event, such as a public offering or acquisition, as no public market exists for such securities. Valuations of privately-held companies are inherently complex and uncertain due to the lack of a liquid market for such securities. If we determine that any of our equity investments in such companies have experienced a decline in value, we are required to recognize the change in net income. For investments classified as debt securities, any decline in value attributed to credit losses is also recognized in the Unaudited Statement of Operations. For example, in the first quarter of 2020, we recognized an impairment of $100 million related to our investment in Didi that resulted from the negative impact of the COVID-19 pandemic on Didi's business and the decline in the value of our investment.

We could lose the full amount of any of our investments, and any impairment of our investments have previously and could in the future have a material adverse effect on our financial condition and results of operations.
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
We may decide to make minority investments, including through joint ventures, in which we have limited or no management or operational control. The controlling person in such a case may have business interests, strategies or goals that are inconsistent with ours, and decisions of the company or venture in which we invested may result in harm to our reputation or business or adversely affect the value of our investment. A substantial portion of our goodwill and intangible assets were acquired in acquisitions. If we determine that any of our goodwill and intangible assets, or any goodwill or intangible assets acquired in future transactions, experiences a decline in value, we may be required to record, as we have in the past and during the three months ended March 31, 2020, an impairment (see Note 8 to our Unaudited Consolidated Financial Statements), which could materially adversely affect our results of operations. Further, we may issue shares of our common stock in these transactions, which could result in dilution to our stockholders.
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
A "cookie" is a text file that is stored on a user's computer or mobile device. Cookies are common tools used by thousands of websites and mobile apps, including ours, to, among other things, store or gather information (e.g., remember log-on details so a user does not have to re-enter them when revisiting a website or opening an app), market to consumers and enhance the user experience. Cookies are valuable tools for platforms like ours to improve the customer experience and increase conversion. Many jurisdictions, including the European Union and more recently, California, have adopted regulations governing the use of "cookies." To the extent any such regulations require "opt-in" consent before certain cookies can be placed on a user's computer or mobile device, our ability to serve certain customers in the manner we currently do might be adversely affected and our ability to continue to improve and optimize performance on our platforms might be impaired, either of which could negatively affect a consumer's experience using our services and our business, market share and results of operations. Further any failure to comply with such regulations could result in fines and harm to our reputation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended March 31, 2020.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 –	218,865	(1)	$2,001.13	218,865	$11,104,629,344	(1)
January 31, 2020	54	(2)	$2,043.76	N/A	N/A

February 1, 2020 –	256,304	(1)	$1,850.94	256,304	$10,630,224,988	(1)
February 29, 2020	16	(2)	$1,961.66	N/A	N/A

March 1, 2020 –	125,776	(1)	$1,669.60	125,776	$10,420,229,500	(1)
March 31, 2020	76,471	(2)	$1,681.73	N/A	N/A
Total	677,486		$1,846.71	600,945	$10,420,229,500
 _____________________________

(1)	Pursuant to a stock repurchase program announced on May 9, 2019, whereby we were authorized to repurchase up to $15.0 billion of our common stock.

(2)
Pursuant to a general authorization, not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. The table above does not include adjustments in the three months ended March 31, 2020 to previously withheld share amounts (reduction of 7 shares) that reflect changes to the estimates of employee tax withholding obligations.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Amended and Restated By-Laws.
10.1	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included in Exhibit 101).

(a)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 and incorporated herein by reference.

(b)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 25, 2019 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKING HOLDINGS INC.
(Registrant)

Date:	May 7, 2020	By:	/s/ David I. Goulden
Name: David I. Goulden Title: Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)