Form 10-Q
period 2020-06-30
Booking Holdings Inc.
filed 2020-08-06
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
Former name, former address and former fiscal year, if changed, since last report: N/A
 _____________________________________________________________________________________________
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock par value $0.008 per share	BKNG	The NASDAQ Global Select Market
0.800% Senior Notes Due 2022	BKNG 22A	The NASDAQ Stock Market LLC
2.150% Senior Notes Due 2022	BKNG 22	The NASDAQ Stock Market LLC
2.375% Senior Notes Due 2024	BKNG 24	The NASDAQ Stock Market LLC
1.800% Senior Notes Due 2027	BKNG 27	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Number of shares of Common Stock outstanding at July 30, 2020:

Common Stock, par value $0.008 per share	40,948,631
(Class)	(Number of Shares)

Booking Holdings Inc.
Form 10-Q

For the Three Months Ended June 30, 2020

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,404	$6,312
Short-term investments (Available-for-sale debt securities: Amortized cost of $998 at December 31, 2019)	—	998
Accounts receivable, net (Allowance for expected credit losses of $282 and $49, respectively)	566	1,680
Prepaid expenses and other current assets, net (Allowance for expected credit losses of $12 and $6, respectively)	483	843
Total current assets	11,453	9,833
Property and equipment, net	736	738
Operating lease assets	577	620
Intangible assets, net	1,865	1,954
Goodwill	2,412	2,913
Long-term investments (Includes available-for-sale debt securities: Amortized cost of $775 and $2,192, respectively)	2,946	4,477
Other assets, net (Allowance for expected credit losses of $44 at June 30, 2020)	923	867
Total assets	$20,912	$21,402

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$581	$1,239
Accrued expenses and other current liabilities	1,445	1,578
Deferred merchant bookings	910	1,561
Convertible debt	973	988
Total current liabilities	3,909	5,366
Deferred income taxes	931	876
Operating lease liabilities	417	462
Long-term U.S. transition tax liability	922	1,021
Other long-term liabilities	101	104
Long-term debt	10,633	7,640
Total liabilities	16,913	15,469

Commitments and Contingencies (see Note 13)

Stockholders' equity:
Common stock, $0.008 par value, Authorized shares: 1,000,000,000 Issued shares: 63,390,891 and 63,179,471, respectively	—	—
Treasury stock, 22,442,328 and 21,762,070 shares, respectively	(24,119)	(22,864)
Additional paid-in capital	5,699	5,756
Retained earnings	22,652	23,232
Accumulated other comprehensive loss	(233)	(191)
Total stockholders' equity	3,999	5,933
Total liabilities and stockholders' equity	$20,912	$21,402
See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Agency revenues	$357	$2,607	$1,781	$4,556
Merchant revenues	245	959	904	1,562
Advertising and other revenues	28	284	233	569
Total revenues	630	3,850	2,918	6,687
Operating expenses:
Marketing expenses	211	1,367	1,062	2,560
Sales and other expenses	131	248	508	463
Personnel, including stock-based compensation of $77, $79, $83 and $153, respectively	452	619	936	1,120
General and administrative	104	180	305	371
Information technology	70	70	148	135
Depreciation and amortization	112	119	229	235
Restructuring and other exit costs	34	—	34	—
Impairment of goodwill	—	—	489	—
Total operating expenses	1,114	2,603	3,711	4,884
Operating (loss) income	(484)	1,247	(793)	1,803
Other income (expense):
Interest income	12	34	44	69
Interest expense	(96)	(68)	(160)	(134)
Net gains on marketable equity securities	835	17	528	468
Impairment of investment	—	—	(100)	—
Foreign currency transactions and other	(58)	(23)	(32)	(31)
Total other income (expense)	693	(40)	280	372
Income (loss) before income taxes	209	1,207	(513)	2,175
Income tax expense	87	228	64	431
Net income (loss)	$122	$979	$(577)	$1,744
Net income (loss) applicable to common stockholders per basic common share	$2.98	$22.62	$(14.07)	$39.52
Weighted-average number of basic common shares outstanding (in 000's)	40,922	43,251	41,007	44,124
Net income (loss) applicable to common stockholders per diluted common share	$2.97	$22.44	$(14.07)	$39.17
Weighted-average number of diluted common shares outstanding (in 000's)	40,995	43,601	41,007	44,514

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$122	$979	$(577)	$1,744
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	32	(16)	(45)	(28)
Net unrealized gains (losses) on available-for-sale securities, net of tax	77	(45)	3	114
Total other comprehensive income (loss), net of tax	109	(61)	(42)	86
Comprehensive income (loss)	$231	$918	$(619)	$1,830

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 and 2019
(In millions except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, March 31, 2020	63,370	$—	(22,440)	$(24,115)	$5,758	22,530	$(342)	$3,831
Net income	—	—	—	—	—	122	—	122
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	32	32
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	77	77
Issuance of convertible senior notes	—	—	—	—	96	—	—	96
Conversion of debt	—	—	—	—	(241)	—	—	(241)
Exercise of stock options and vesting of restricted stock units and performance share units	21	—	—	—	6	—	—	6
Repurchase of common stock	—	—	(2)	(4)	—	—	—	(4)
Stock-based compensation and other stock-based payments	—	—	—	—	80	—	—	80
Balance, June 30, 2020	63,391	$—	(22,442)	$(24,119)	$5,699	$22,652	$(233)	$3,999

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, December 31, 2019	63,179	$—	(21,762)	$(22,864)	$5,756	$23,232	$(191)	$5,933
Cumulative effect of adoption of accounting standards update	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(577)	—	(577)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(45)	(45)
Net unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	3	3
Issuance of convertible senior notes	—	—	—	—	96	—	—	96
Conversion of debt	—	—	—	—	(245)	—	—	(245)
Exercise of stock options and vesting of restricted stock units and performance share units	212	—	—	—	6	—	—	6
Repurchase of common stock	—	—	(680)	(1,255)	—	—	—	(1,255)
Stock-based compensation and other stock-based payments	—	—	—	—	86	—	—	86
Balance, June 30, 2020	63,391	$—	(22,442)	$(24,119)	$5,699	$22,652	$(233)	$3,999

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, March 31, 2019	63,122	$—	(18,936)	$(17,567)	$5,519	$19,132	$(169)	$6,915
Net income	—	—	—	—	—	979	—	979
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(16)	(16)
Net unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(45)	(45)
Exercise of stock options and vesting of restricted stock units and performance share units	22	—	—	—	1	—	—	1
Repurchase of common stock	—	—	(1,442)	(2,606)	—	—	—	(2,606)
Stock-based compensation and other stock-based payments	—	—	—	—	79	—	—	79
Balance, June 30, 2019	63,144	$—	(20,378)	$(20,173)	$5,599	$20,111	$(230)	$5,307

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, December 31, 2018	62,949	$—	(17,317)	$(14,711)	$5,445	$18,367	$(316)	$8,785
Net income	—	—	—	—	—	1,744	—	1,744
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(28)	(28)
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	114	114
Exercise of stock options and vesting of restricted stock units and performance share units	195	—	—	—	1	—	—	1
Repurchase of common stock	—	—	(3,061)	(5,462)	—	—	—	(5,462)
Stock-based compensation and other stock-based payments	—	—	—	—	153	—	—	153
Balance, June 30, 2019	63,144	$—	(20,378)	$(20,173)	$5,599	$20,111	$(230)	$5,307

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net (loss) income	$(577)	$1,744
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	229	235
Provision for expected credit losses and chargebacks	322	74
Deferred income tax expense	11	60
Net gains on marketable equity securities	(528)	(468)
Stock-based compensation expense and other stock-based payments	94	162
Operating lease amortization	91	85
Amortization of debt discount and debt issuance costs	33	28
Unrealized foreign currency transaction losses on Euro-denominated debt	22	19
Impairment of goodwill	489	—
Impairment of investment	100	—
Other	3	9
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	805	(523)
Prepaid expenses and other current assets	248	(584)
Deferred merchant bookings and other current liabilities	(1,567)	1,513
Other long-term assets and liabilities	(33)	(417)
Net cash (used in) provided by operating activities	(258)	1,937

INVESTING ACTIVITIES:
Purchase of investments	(72)	(580)
Proceeds from sale and maturity of investments	2,997	6,977
Additions to property and equipment	(150)	(199)
Acquisitions and other investments, net of cash acquired	—	(9)
Net cash provided by investing activities	2,775	6,189

FINANCING ACTIVITIES:
Proceeds from revolving credit facility and short-term borrowings	56	437
Repayments of revolving credit facility and short-term borrowings	—	(425)
Proceeds from the issuance of long-term debt	4,108	—
Payments of debt issuance costs	(38)	—
Payments for conversion of debt	(1,244)	—
Payments for repurchase of common stock	(1,294)	(5,491)
Other financing activities	5	(8)
Net cash provided by (used in) financing activities	1,593	(5,487)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(19)	(8)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	4,091	2,631
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period (see Note 14)	6,332	2,645
Total cash and cash equivalents and restricted cash and cash equivalents, end of period (see Note 14)	$10,423	$5,276

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes (see Note 14)	$61	$949
Cash paid during the period for interest	$92	$101
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

Impact of COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China, and has since spread to other regions, including Europe and the United States. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak was a global pandemic (the "COVID-19 pandemic"). In response to the COVID-19 pandemic, many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, including quarantine restrictions after travel in certain locations, shelter-in-place orders, required closures of non-essential businesses and additional restrictions on businesses as part of re-opening plans. These government mandates have forced many of the customers on whom the Company’s business relies, including hotels and other accommodation providers, airlines and restaurants, to seek government support in order to continue operating, to curtail drastically their service offerings, to file for bankruptcy protection or to cease operations entirely. Further, these measures have materially adversely affected, and may further adversely affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and the Company’s workforce, operations and customers.

The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in travel and restaurant activities and consumer demand for related services. The Company’s financial results and prospects are almost entirely dependent on the sale of such travel and restaurant-related services. The Company’s results for each of the quarters ended March 31, 2020 and June 30, 2020 have been significantly and negatively impacted as compared to the corresponding periods in 2019. The impact of COVID-19 pandemic for the quarter ended June 30, 2020, is more significant than for the quarter ended March 31, 2020, primarily because an increasing number of markets and locations have been subject to the governmental measures and economic disruptions noted above during the entirety of the second quarter (as compared to the first quarter, when the effects of the outbreak were largely limited to China and certain other Asian markets during January 2020 and much of February 2020).

Due to the uncertain and rapidly evolving nature of current conditions around the world, the Company is unable to predict accurately the impact that the COVID-19 pandemic will have on its business going forward. With the spread of COVID-19 to all major regions, the Company expects the COVID-19 pandemic and its effects to continue to have a significant adverse impact on its business for the duration of the pandemic, during any resurgence of the pandemic and during the subsequent economic recovery, which could be an extended period of time.

Given the volatility in global markets and the financial difficulties faced by many of the Company's travel service provider and restaurant customers and marketing affiliates, the Company has increased its provision for expected credit losses (also referred to as provision for bad debt or provision for uncollectible accounts) on receivables from and prepayments to its travel service provider and restaurant customers and marketing affiliates (see Note 7). Moreover, due to the high level of cancellations of existing reservations, the Company has incurred, and may continue to incur, higher than normal cash outlays to refund consumers for prepaid reservations (see Note 2). Any material increase in the Company’s provision for expected credit losses and any material increase in cash outlays to consumers would have a corresponding adverse effect on the Company's results of operations and related cash flows.

As a result of the deterioration of the Company’s business due to the COVID-19 pandemic, the Company determined that a portion of its goodwill had experienced a decline in value at March 31, 2020 and recorded a significant impairment charge (see Note 8). In addition, the Company recorded a significant impairment charge at March 31, 2020 for one of the Company's long-term investments due to the impact of the COVID-19 pandemic on the business of the investee and the Company's estimate of the resulting decline in the value of the investment (see Notes 5 and 6). Even though no additional impairment indicators were identified as of June 30, 2020 for these assets, it is possible that the Company may have to record additional significant impairment charges in future periods.

See Note 9 for additional information about the Company’s existing debt arrangements, including $4.1 billion of debt issued in April 2020. The Company’s continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, the Company’s ability to meet debt covenant requirements, the Company’s operating performance and its credit ratings. If the Company’s credit ratings were to be downgraded, or financing sources were to ascribe higher risk to its rating levels, the Company or its industry, the Company’s access to capital and the cost of any financing would be negatively impacted. There is no guarantee that additional debt financing will be available in the future to fund the Company’s obligations, or that it will be available on commercially reasonable terms, in which case the Company may need to seek other sources of funding.

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

In response to the reduction in the Company's business volumes as a result of the impact of the COVID-19 pandemic, the Company has taken actions to reduce the size of its workforce to optimize efficiency. See Note 14 for additional information.

Certain governments have passed or are considering legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid, and some of these governments have extended or are considering extending these programs.  The Company has participated in several of these programs, including the Netherlands' wage subsidy program, the United Kingdom's job retention scheme and certain other jurisdictions' programs. See Note 14 for additional information.

Change in Presentation and Reclassification
In the year ended December 31, 2019 and prior periods, the Company's marketing expenses were presented in the Consolidated Statements of Operations as "Performance marketing" and "Brand marketing" expenses. In the first quarter of 2020, the Company changed the presentation of marketing expenses by combining "Performance marketing" and "Brand marketing" into "Marketing expenses" in the Unaudited Consolidated Statement of Operations because of the increased convergence of performance marketing and brand marketing channels in areas including digital marketing and the Company's view of overall marketing expenditure as its investment in customer acquisition and retention.  The change in presentation had no impact on operating income or net income. The Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2019 has been recast to conform to the current year presentation.

In addition to the change in presentation for marketing expenses, certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements Adopted
Simplifying the Test for Goodwill Impairment

        In January 2017, the Financial Accounting Standards Board ("FASB") issued a new accounting update to simplify the test for goodwill impairment. The revised guidance eliminates the previously required step two of the goodwill impairment test, which required a hypothetical purchase price allocation to measure goodwill impairment. Under the revised guidance, a goodwill impairment loss will be measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The Company adopted this update in the first quarter of 2020 and applied it on a prospective basis (see Note 8 for additional information on the goodwill impairment test performed at March 31, 2020).

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued a new accounting update on the measurement of credit losses for certain financial assets measured at amortized cost and available-for-sale debt securities. For financial assets measured at amortized cost, this update requires an entity to (1) estimate its lifetime expected credit losses upon recognition of the financial assets and establish an allowance to present the net amount expected to be collected, (2) recognize this allowance and changes in the allowance during subsequent periods through net income and (3) consider relevant information about past events, current conditions and reasonable and supportable forecasts in assessing the lifetime expected credit losses. For available-for-sale debt securities, this update made several targeted amendments to the existing other-than-temporary impairment model, including (1) requiring disclosure of the allowance for expected credit losses, (2) allowing reversals of the previously recognized credit losses until the entity has the intent to sell, is more-likely-than-not required to sell the securities or the maturity of the securities, (3) limiting impairment to the difference between the amortized cost basis and fair value and (4) not allowing entities to consider the length of time that fair value has been less than amortized cost as a factor in evaluating whether a credit loss exists. The Company adopted this update in the first quarter of 2020 and applied this update on a modified retrospective basis. Upon adoption of the new standard on January 1, 2020, the Company recorded a net decrease to its retained earnings of $3 million, net of tax. See Note 7 for additional information related to allowance for expected credit losses on accounts receivable and other financial assets and Note 5 for additional information related to investments in available-for-sale debt securities.

Other Recent Accounting Pronouncement

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

        In August 2020, the FASB issued a new accounting update relating to convertible instruments and contracts in an entity’s own equity. For convertible instruments, the accounting update reduces the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. The accounting update amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The accounting update also simplifies the diluted earnings per share calculation in certain areas. For public business entities, the update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact to its Consolidated Financial Statements of adopting this update.

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

		International
	United States	The Netherlands	Other	Total
Total revenues for the three months ended June 30,
2020	$105	$444	$81	$630
2019 (1)	400	2,997	453	3,850

Total revenues for the six months ended June 30,
2020	$390	$2,121	$407	$2,918
2019 (1)	766	5,069	852	6,687
(1) Geographic information for the three and six months ended June 30, 2019 has been recast to conform to the current period presentation.
Revenue by Type of Service

        Approximately 86% and 85% of the Company's revenue for the three and six months ended June 30, 2020, respectively, and 87% and 86% of the Company's revenue for the three and six months ended June 30, 2019, respectively, relates to online accommodation reservation services. Revenue from all other sources of online travel reservation services and advertising and other revenues each represent less than 10% of the Company's total revenues.

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

        The following table summarizes the activity of deferred revenue for online travel reservation services for the six months ended June 30, 2020 (in millions):

Balance, December 31, 2019	$220
Revenues recognized from the beginning deferred revenue balance	(147)
Cancellations and amendments	(61)
Payments received from travelers, net of amounts estimated to be payable to travel service providers, and other	137
Balance, June 30, 2020	$149

Loyalty and Other Incentive Programs

        The Company provides loyalty programs where participating consumers are awarded loyalty points on current transactions that can be redeemed in the future. At June 30, 2020 and December 31, 2019, liabilities for loyalty program incentives of $67 million and $80 million, respectively, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets. The Company’s largest loyalty program is at OpenTable, where points can be redeemed for rewards such as qualifying reservations at participating restaurants, third-party gift cards and accommodation reservations booked through some of the Company’s other platforms. The estimated fair value of the loyalty points that are expected to be redeemed is recognized as a reduction of revenue at the time the incentives are granted.

        In addition to the loyalty programs, at June 30, 2020 and December 31, 2019, liabilities of $30 million and $22 million, respectively, for other incentive programs, such as referral bonuses, credits and discounts, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

Impact of COVID-19
Due to the high level of cancellations of existing reservations as a result of the COVID-19 pandemic (see Note 1), the Company has incurred, and may continue to incur, higher than normal cash outlays to refund travelers for prepaid reservations, including certain situations where the Company has already transferred the prepayment to the travel service provider. For the six months ended June 30, 2020, the Company recorded a reduction in revenue of $63 million for refunds paid or estimated to be payable to travelers where the Company has agreed to provide free cancellation for certain non-refundable reservations without a corresponding estimated expected recovery from the travel service providers.

3.                                      STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation expense included in "Personnel" expenses in the Unaudited Consolidated Statements of Operations was $77 million and $79 million for the three months ended June 30, 2020 and 2019, respectively, and $83 million and $153 million for the six months ended June 30, 2020 and 2019, respectively.

Stock-based compensation expense related to performance share units, restricted stock units and stock options is recognized based on fair value on a straight-line basis over the respective requisite service periods and forfeitures are accounted for when they occur. The fair value on the grant date of performance share units and restricted stock units is determined based on the number of units granted and the quoted price of the Company's common stock. The fair value of employee stock options is determined using the Black-Scholes model. Performance share units and restricted stock units are payable in shares of the Company's common stock upon vesting. The Company issues shares of its common stock upon the exercise of stock options.

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

For the performance share units outstanding at March 31, 2020, due to the impact of the COVID-19 pandemic (see Note 1), there was a significant decline in the estimated performance over the performance periods against the performance targets and consequently, a significant reduction in the number of shares that were probable to be issued as compared to December 31, 2019. As a result, in the three months ended March 31, 2020, the Company recognized a reduction in stock-based compensation expense of $73 million, which is included in "Personnel" expense in the Unaudited Consolidated Statement of Operations for the six months ended June 30, 2020. During the three months ended June 30, 2020, considering pre-COVID-19 performance and the significant effect of the COVID-19 pandemic on Company performance and consequently on the number of shares that were probable to be issued to employees, the Company modified the performance-based awards granted in 2018 (other than the performance-based awards granted to executive officers and certain other employees) to fix the number of shares to be issued, subject to other vesting conditions. As a result, the Company incurred an additional stock-based compensation expense of $11 million to be recognized over the remaining requisite service period.

Restricted stock units granted by the Company during the three and six months ended June 30, 2020 had aggregate grant-date fair values of $85 million and $350 million, respectively.  Restricted stock units and performance share units that vested during the three and six months ended June 30, 2020 had aggregate fair values at vesting of $14 million and $333 million, respectively. At June 30, 2020, there was $542 million of estimated total future stock-based compensation expense related to unvested restricted stock units and performance share units to be recognized over a weighted-average period of 2.2 years.

Stock options granted by the Company during the three and six months ended June 30, 2020 had an aggregate grant-date fair value of $79 million. At June 30, 2020, there was $75 million of estimated total future stock-based compensation expense related to unvested stock options to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Units

The Company makes broad-based grants of restricted stock units that generally vest during a period of one- to three-years, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability.

The following table summarizes the activity of restricted stock units for employees and non-employee directors during the six months ended June 30, 2020:

Restricted Stock Units	Shares	Weighted-average Grant-date Fair Value Per Share
Unvested at December 31, 2019	256,745	$1,801

Granted	212,913	$1,644
Vested	(117,709)	$1,811
Forfeited	(15,636)	$1,784
Unvested at June 30, 2020	336,313	$1,698

Performance Share Units

The Company grants performance share units to executives and certain other employees, which generally vest at the end of a three-year period, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability. The number of shares that ultimately vest depends on achieving certain performance metrics by the end of the performance period, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.

The following table summarizes the activity of performance share units for employees during the six months ended June 30, 2020:

Performance Share Units	Shares	Weighted-average Grant-date Fair Value Per Share
Unvested at December 31, 2019	216,083	$1,835

Vested	(81,396)	$1,740
Performance Shares Adjustment *	(50,182)	$1,944
Forfeited	(4,547)	$1,840
Unvested at June 30, 2020	79,958	$1,859
* Probable outcome for these performance-based awards is updated based upon changes in actual and forecasted operating results and the impact of modifications.

No performance share units were granted during the six months ended June 30, 2020. The following table summarizes the estimated vesting, as of June 30, 2020, of performance share units granted in 2019 and 2018, net of forfeiture and vesting since the respective grant dates:

Performance Share Units, by grant year	2019	2018
Shares probable to be issued	44,237	35,721
Shares not subject to the achievement of minimum performance thresholds	44,237	35,721
Shares that could be issued if maximum performance thresholds are met	115,310	62,606

Stock Options

In May 2020, the Company granted stock options that vest in March 2023, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability. No stock options were granted to the executive officers of the Company. Stock options granted or assumed in acquisitions generally have a term of 10 years from the grant date. The fair value of stock options granted is estimated on the grant date using the Black-Scholes option pricing model and is affected by assumptions regarding a number of complex and subjective variables. The use of an option pricing model requires the use of several assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the Company’s historical volatility over the expected term of the option and implied volatility of publicly traded options of the Company’s common stock. The expected term of the options represents the estimated period of time until option exercise. Since the Company has limited historical stock option exercise experience, the Company used the simplified method in estimating the expected term, which is calculated as the average of the sum of the vesting term and the original contractual term of the options. The risk-free interest rate is based on U.S. Treasury zero-coupon issues at the time of grant for the expected term of the option.
The following table summarizes the assumptions used to value option grants granted in the six months ended June 30, 2020 using the Black-Scholes options pricing model:

Black-Scholes assumptions
Risk-free interest rate	0.56%
Expected term in years	6.4
Expected stock price volatility	33.8%
Expected dividend yield	0%

The following table summarizes the activity for stock options during the six months ended June 30, 2020:

Employee Stock Options	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-average Remaining Contractual Term (in years)
Balance, December 31, 2019	15,122	$484	$24	2.6
Granted	163,494	$1,411
Exercised	(12,884)	$464
Forfeited	(690)	$1,411
Balance, June 30, 2020	165,042	$1,400	$32	9.8
Exercisable at June 30, 2020	2,238	$616	$2	2.5

Stock options granted by the Company during the six months ended June 30, 2020 had a weighted-average grant-date fair value per option of $485. The aggregate intrinsic value of employee stock options exercised during the six months ended June 30, 2020 and 2019 was $14 million and $2 million, respectively.

4.                                      NET INCOME (LOSS) PER SHARE

The Company computes basic net income (loss) per share by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted-average number of common and common equivalent shares outstanding during the period.

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted-average number of basic common shares outstanding	40,922	43,251	41,007	44,124
Weighted-average dilutive stock options, restricted stock units and performance share units	73	146	—	188
Assumed conversion of convertible senior notes	—	204	—	202
Weighted-average number of diluted common and common equivalent shares outstanding	40,995	43,601	41,007	44,514

For the three and six months ended June 30, 2020, 334,000 and 166,000 potential common shares, respectively, related to stock options, restricted stock units, performance share units and convertible senior notes were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods.

5.                                      INVESTMENTS

The following table summarizes, by major security type, the Company's investments at June 30, 2020 (in millions):

	Cost	Gross Unrealized Gains /Upward Adjustments	Gross Unrealized Losses /Downward Adjustments	Carrying Value
Long-term investments:
Investments in private companies:
Debt securities	$250	$—	$—	$250
Equity securities	501	—	(100)	401
Other long-term investments:
Debt securities:
Trip.com Group convertible debt securities	525	—	(25)	500
Equity securities	461	1,336	(2)	1,795
Total	$1,737	$1,336	$(127)	$2,946

The following table summarizes, by major security type, the Company's investments at December 31, 2019 (in millions):

	Cost	Gross Unrealized Gains/Upward Adjustments	Gross Unrealized Losses/Downward Adjustments	Carrying Value
Short-term investments:
Debt securities:
International government securities	$109	$—	$—	$109
U.S. government securities	138	—	—	138
Corporate debt securities	751	1	(1)	751
Total	$998	$1	$(1)	$998

Long-term investments:
Investments in private companies:
Debt securities	$250	$—	$—	$250
Equity securities	501	—	—	501
Other long-term investments:
Debt securities:
International government securities	68	—	—	68
U.S. government securities	136	—	(1)	135
Corporate debt securities	963	2	(2)	963
Trip.com Group convertible debt securities	775	—	(8)	767
Equity securities	1,117	684	(8)	1,793
Total	$3,810	$686	$(19)	$4,477

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

        The Company has classified its investments in debt securities as available-for-sale securities.  Preferred stock that is either mandatorily redeemable or redeemable at the option of the investor is also considered a debt security for accounting purposes.  Available-for-sale debt securities are reported at estimated fair value (see Note 6) with the aggregate unrealized gains and losses, net of tax, reflected in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. If the amortized cost basis of an available-for-sale security exceeds its fair value and if the Company has the intention to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, an impairment is recognized in the Unaudited Consolidated Statements of Operations. If the Company does not have the intention to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis and the Company determines that the decline in fair value below the amortized cost basis of an available-for-sale security is entirely or partially due to credit-related factors, the credit loss is measured and recognized as an allowance for expected credit losses along with the related expense in the Unaudited Consolidated Statements of Operations. The allowance is measured as the amount by which the debt security’s amortized cost basis exceeds the Company’s best estimate of the present value of cash flows expected to be collected. The fair values of these investments are based on the specific quoted market price of the securities or comparable securities at the balance sheet dates. Unobservable inputs are also used when little or no market data is available. See Note 6 for information related to fair value measurements.

Investments in equity securities include marketable equity securities and equity investments without readily determinable fair values. Marketable equity securities are reported at estimated fair value with changes in fair value recognized in "Net gains on marketable equity securities" in the Unaudited Consolidated Statements of Operations. The Company also holds investments in equity securities of private companies, over which the Company does not have the ability to exercise significant influence or control. The Company has elected to measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Investments in Government and Corporate Debt Securities

The Company has classified its investments in international government securities, U.S. government securities and corporate debt securities as available-for-sale securities. During the six months ended June 30, 2020, the Company realized $2.2 billion in cash from the sales and maturities of its investments in government and corporate debt securities.

Investments in Trip.com Group

At June 30, 2020, the Company had $525 million invested in convertible senior notes issued at par value by Trip.com Group maturing in September 2022 and December 2025. The strategic investments in Trip.com Group convertible senior notes were classified as "Long-term investments" in the Consolidated Balance Sheet at June 30, 2020. In May 2020, the Company's May 2015 investment of $250 million in Trip.com Group's convertible notes was repaid upon maturity. At June 30, 2020, the estimated fair values of the Company’s investments in the convertible notes were lower than their respective amortized cost basis. At June 30, 2020, the Company did not have the intent or a requirement to sell its investment in Trip.com Group convertible notes prior to their anticipated recovery.  The Company believes that the decline in fair values of the investments are largely due to changes in market and economic conditions related to the COVID-19 pandemic (see Note 1), which had a negative impact on Trip.com's share price and other market conditions.  The Company reviewed available information to evaluate Trip.com's financial solvency and at June 30, 2020 expects recovery of the amortized cost basis of the investments.

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

At December 31, 2019, the Company had $655 million invested in Trip.com Group American Depositary
Shares ("ADSs") with a fair value of $726 million, which is reported in "Long-term investments" in the Consolidated Balance Sheet. In the six months ended June 30, 2020, the Company sold its entire investment in these ADSs for $525 million. "Net gains on marketable equity securities" in the Unaudited Consolidated Statement of Operations for the three and six months ended June 30, 2020 includes a net realized gain of $17 million and a net realized loss of $201 million, respectively, related to the sale of ADSs. "Net gains on marketable equity securities" in the Unaudited Consolidated Statements of Operations included a net unrealized loss of $147 million and a net unrealized gain of $213 million for the three and six months ended June 30, 2019, respectively, related to the Company's investment in these ADSs.

Investment in Meituan Dianping

In 2017, the Company invested $450 million in preferred shares of Meituan Dianping, the leading e-commerce platform for local services in China. The investment has been converted to ordinary shares and classified as a marketable equity security since Meituan Dianping's initial public offering in 2018. The investment had fair values of $1.8 billion and $1.1 billion at June 30, 2020 and December 31, 2019, respectively, which is included in "Long-term investments" in the Consolidated Balance Sheets. Net unrealized gains of $813 million and $732 million for the three and six months ended June 30, 2020, respectively, and net unrealized gains of $164 million and $255 million for the three and six months ended June 30, 2019, respectively, related to this investment, are included in "Net gains on marketable equity securities" in the Unaudited Consolidated Statements of Operations.
Investments in Private Companies
Equity Securities without Readily Determinable Fair Values

The Company had $501 million invested in equity securities of private companies at June 30, 2020 and December 31, 2019, including $500 million invested in Didi Chuxing. These investments are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer and are included in "Long-term investments" in the Company's Consolidated Balance Sheets.

Considering the impact of the COVID-19 pandemic (see Note 1), the Company performed an impairment analysis, as of March 31, 2020, on the investment in Didi Chuxing. The Company recognized an impairment charge of $100 million in the three months ended March 31, 2020, resulting in an adjusted carrying value of $400 million at March 31, 2020 and June 30, 2020 (see Note 6). No additional impairment indicators were identified as of June 30, 2020.
        Debt Securities
The Company had $250 million invested in preferred shares of private companies, including Grab Holdings Inc. ("Grab"), with an aggregate estimated fair value of $250 million at both June 30, 2020 and December 31, 2019. These investments are classified as debt securities for accounting purposes and categorized as available-for-sale. The preferred shares are convertible to ordinary shares at the Company’s option and are mandatorily convertible upon an initial public offering. The preferred shares also contain a redemption feature that can be exercised by the Company after certain points of time. These features have been evaluated as embedded derivatives, however, they do not meet the requirements to be accounted for separately.

The estimated fair value of the Company's investment in Grab was $200 million at both June 30, 2020 and December 31, 2019. The Company recognized an unrealized loss of $20 million in the three months ended March 31, 2020 and an unrealized gain of $20 million in the three months ended June 30, 2020, related to the investment in Grab, in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets (see Note 6).

6.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value at June 30, 2020 are classified in the categories described in the table below (in millions):

	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
ASSETS:
Cash equivalents and restricted cash equivalents:
Money market fund investments	$10,089	$—	$—	$10,089
Time deposits and certificates of deposit	25	—	—	25
Long-term investments:
Investments in private companies:
Debt securities	—	—	250	250
Other long-term investments:
Trip.com Group convertible debt securities	—	500	—	500
Equity securities	1,795	—	—	1,795
Derivatives:
Foreign currency exchange derivatives	—	4	—	4
Total assets at fair value	$11,909	$504	$250	$12,663

LIABILITIES:
Foreign currency exchange derivatives	$—	$3	$—	$3

Nonrecurring fair value measurements
Investment in Didi Chuxing (1)	$—	$—	$400	$400
Goodwill of the OpenTable and KAYAK reporting unit (2)	—	—	1,545	1,545
Total nonrecurring fair value measurements	$—	$—	$1,945	$1,945

(1) At March 31, 2020, the investment in DiDi Chuxing was written down to its estimated fair value of $400 million, resulting in an impairment charge of $100 million (see Note 5).
(2) At March 31, 2020, the goodwill of OpenTable and KAYAK reporting unit was written down to its estimated fair value of $1.5 billion, resulting in an impairment charge of $489 million (see Note 8).

Financial assets and liabilities carried at fair value at December 31, 2019 are classified in the categories described in the table below (in millions):

	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
ASSETS:
Cash and restricted cash equivalents:
Money market fund investments	$5,734	$—	$—	$5,734
Corporate debt securities	—	2	—	2
Time deposits and certificates of deposit	29	—	—	29
Short-term investments:
International government securities	—	109	—	109
U.S. government securities	—	138	—	138
Corporate debt securities	—	751	—	751
Long-term investments:
Investments in private companies:
Debt securities	—	—	250	250
Other long-term investments:
International government securities	—	68	—	68
U.S. government securities	—	135	—	135
Corporate debt securities	—	963	—	963
Trip.com Group convertible debt securities	—	767	—	767
Equity securities	1,793	—	—	1,793
Derivatives:
Foreign currency exchange derivatives	—	12	—	12
Total assets at fair value	$7,556	$2,945	$250	$10,751

LIABILITIES:
Foreign currency exchange derivatives	$—	$5	$—	$5

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

Investments

        See Note 5 for additional information related to the Company's investments.

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

Investments in private companies measured using Level 3 inputs

        The Company’s investments measured using Level 3 inputs primarily consist of preferred stock investments in privately-held companies that are classified as either debt securities or equity securities without readily determinable fair values. Fair values of privately held securities are estimated using a variety of valuation methodologies, including both market and income approaches. The Company has used valuation techniques appropriate for the type of investment and the information available about the investee as of the valuation date to determine fair value. Recent financing transactions in the investee, such as new investments in preferred stock, are generally considered the best indication of the enterprise value and therefore used as a basis to estimate fair value.  However, based on a number of factors, such as the proximity in timing to the valuation date or the volume or other terms of these financing transactions, the Company may also use other valuation techniques to supplement this data, including the income approach. In addition, an option-pricing model (“OPM”) is utilized to allocate value to the various classes of securities of the investee, including the class owned by the Company.  The model includes assumptions around the investees' expected time to liquidity and volatility.

The Company's investments in private companies accounted for as debt securities had an aggregate estimated fair value of $250 million at June 30, 2020, which includes the Company's investment in Grab with an estimated fair value of $200 million. The Company measured these investments using Level 3 inputs and management's estimates that incorporate current market participant expectations of future cash flows considered alongside recent financing transactions of the investees and other relevant information.

For the investment in equity securities of Didi Chuxing, considering the impact of the COVID-19 pandemic, the Company performed an impairment analysis as of March 31, 2020 resulting in an adjusted carrying value of $400 million at March 31, 2020 and June 30, 2020. No additional impairment indicators were identified as of June 30, 2020. As discussed below, the Company used unobservable inputs in order to determine fair value.  The Company used an income approach in estimating the fair value of Didi Chuxing.  The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on a company’s weighted-average cost of capital, and is adjusted to reflect the risks inherent in its cash flows. The key unobservable inputs and ranges used include the weighted average cost of capital (12%-14%), terminal Earnings before income taxes, depreciation and amortization (“EBITDA”) Multiple (13x-15x), volatility (60%-70%) and an estimated time to liquidity of 4 years. Significant changes in any of these inputs in isolation would result in significantly different fair value measurements. Generally, a change in the assumption used for terminal EBITDA multiples would result in a directionally similar change in the fair value and a change in the assumption used for weighted average cost of capital or volatility would result in a directionally opposite change in the fair value.

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

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations. The Company mitigates these risks by following established risk management policies and procedures, including the use of derivatives. The Company enters into foreign currency forward contracts to hedge its exposure to the impact of movements in foreign currency exchange rates on its transactional balances denominated in currencies other than the functional currency. In periods prior to the second quarter of 2020, the Company also entered into foreign currency derivative contracts to hedge translation risks from short-term foreign currency exchange rate fluctuations for the Euro, British Pound Sterling and certain other currencies versus the U.S. Dollar. In the second quarter of 2020, the Company did not enter into such derivative instruments as the impact of the COVID-19 pandemic on the Company’s operating results were highly uncertain. The Company does not use derivatives for trading or speculative purposes.

The Company reports the fair values of its derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets in "Prepaid expenses and other current assets, net" and "Accrued expenses and other current liabilities," respectively.

Unless designated as hedges for accounting purposes, gains and losses resulting from changes in the fair values of derivative instruments are recognized in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations in the period that the changes occur and cash flow impacts, if any, are classified within "Net cash (used in) provided by operating activities" in the Unaudited Consolidated Statements of Cash Flows. As of June 30, 2020 and December 31, 2019, the Company did not designate any derivatives as hedges for accounting purposes.

The table below provides estimated fair values and notional amounts of foreign currency exchange derivatives outstanding at June 30, 2020 and December 31, 2019 (in millions). The notional amount of a foreign currency forward contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheets.

	June 30, 2020	December 31, 2019
Estimated fair value of derivative assets	$4	$12
Estimated fair value of derivative liabilities	3	5

Notional amount:
Foreign currency purchases	1,050	1,770
Foreign currency sales	636	901

The effect of foreign currency exchange derivatives recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Losses) gains on foreign currency exchange derivatives	$(8)	$8	$(31)	$(5)

Other Financial Assets and Liabilities

At June 30, 2020 and December 31, 2019, the Company's cash consisted of bank deposits. Cash equivalents principally include money market fund investments, time deposits and certificates of deposit. Other financial assets and liabilities, including restricted cash, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair values because of the short-term nature of these items. Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Note 9 for the estimated fair value of the Company's outstanding senior notes and Note 5 for information related to an embedded derivative associated with the $25 million Trip.com Group convertible notes issued in 2016.
Goodwill

See Note 8 for nonrecurring fair value measurements related to the goodwill impairment test.

7.  ACCOUNTS RECEIVABLE AND OTHER FINANCIAL ASSETS

Accounts receivable in the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019 includes receivables from customers of $620 million and $1.2 billion, respectively, and receivables from marketing affiliates of $32 million and $110 million, respectively. The remaining balance relates to receivables from third-party payment processors. The Company’s receivables are short-term in nature. In addition, the Company had prepayments to certain customers of $130 million and $232 million at June 30, 2020 and December 31, 2019, respectively, which are included in "Prepaid expenses and other current assets, net," and $80 million at June 30, 2020, which is included in "Other assets, net" in the Consolidated Balance Sheets. The amounts mentioned above are stated on a gross basis, before deducting the allowance for expected credit losses.

For periods prior to January 1, 2020, receivables from customers were recorded at the original invoiced amounts net of an allowance for doubtful accounts. On January 1, 2020, the Company adopted the accounting standards update on the measurement of expected credit losses, which requires the Company to estimate lifetime expected credit losses upon recognition of the financial assets. The Company adopted the accounting standards update using a modified retrospective approach and the adoption did not have a material impact to the Company's Unaudited Consolidated Financial Statements.

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

The following table summarizes the activity of the allowance for expected credit losses on receivables (in millions):

	Six Months Ended June 30,
	2020	2019
Balance, beginning of year	$49	$51
Provision charged to earnings	241	38
Write-offs and adjustments	(11)	(40)
Currency translation adjustments	3	(1)
Balance, end of period	$282	$48

The allowance for expected credit losses on receivables as of June 30, 2020 includes a portion of the amounts related to refunds paid or payable to certain travelers without a corresponding estimated expected recovery from the travel service providers (see Note 2).  For the six months ended June 30, 2020, the Company recorded a reduction in revenue of $55 million for such refunds, which is included in "Provision charged to earnings" in the table above.

In addition, the Company recorded an allowance for expected credit loss on prepayments to certain customers of $56 million and $6 million at June 30, 2020 and December 31, 2019, respectively, which are included in "Prepaid expenses and other current assets, net" and "Other assets, net" in the Consolidated Balance Sheets.

Due to the impact of the COVID-19 pandemic (see Note 1), given the volatility in global markets and the financial difficulties faced by many of the Company’s travel service provider and restaurant customers and marketing affiliates, the Company has increased its allowance for expected credit losses on receivables from and prepayments to its customers and marketing affiliates. Expected credit loss expenses included in "Sales and other expenses" in the Unaudited Consolidated Statements of Operations, increased from $38 million for the six months ended June 30, 2019 to $233 million for the six months ended June 30, 2020. Significant judgments and assumptions are required to estimate the allowance for expected credit losses on receivables from and prepayments to customers and such assumptions may change in future periods, particularly the assumptions related to the impact of the COVID-19 pandemic on the business prospects and financial condition of customers and the Company’s ability to collect the receivable or recover the prepayment.

8.                                      GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

A substantial portion of the Company’s intangible assets and goodwill relates to the acquisitions of OpenTable and KAYAK.
Goodwill
        The changes in the balance of goodwill for the six months ended June 30, 2020 consist of the following (in millions):

Balance, December 31, 2019 (1)	$2,913
Impairment	(489)
Foreign currency translation adjustments	(12)
Balance, June 30, 2020 (1)	$2,412
(1) The balance of goodwill as of June 30, 2020 and December 31, 2019 is stated net of cumulative impairment charges of $1.4 billion and $941 million, respectively.
The Company tests goodwill for impairment annually and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company tests goodwill at a reporting unit level.  The Company’s annual goodwill impairments tests are performed as of September 30. Due to the significant and negative financial impact of the COVID-19 pandemic (see Note 1), the Company performed an interim period goodwill impairment test at March 31, 2020. Under the current goodwill impairment standard adopted in the first quarter of 2020, a goodwill impairment loss is measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill (see Note 1). No additional impairment indicators were identified as of June 30, 2020.
As of March 31, 2020, the estimated fair value of each of the Company’s reporting units, except the OpenTable and KAYAK reporting unit, exceeded its respective carrying value. For the OpenTable and KAYAK reporting unit, the Company recognized a goodwill impairment charge of $489 million for the three months ended March 31, 2020, which is not tax-deductible, resulting in an adjusted carrying value of goodwill for OpenTable and KAYAK of $1.5 billion at March 31, 2020. The goodwill impairment was primarily driven by a significant reduction in the forecasted near-term cash flows of OpenTable and KAYAK as well as the significant decline in comparable companies' market values as a result of the COVID-19 pandemic.
The estimated fair value of OpenTable and KAYAK was determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and a market approach (applying the recent decline in enterprise values of comparable publicly-traded companies to the recently calculated fair value for OpenTable and KAYAK, as well as applying comparable company multiples).
The income approach estimates fair value utilizing long-term growth rates and discount rates applied to cash flow projections. In the cash flow projections, the Company assumes that OpenTable and KAYAK will experience a significant decline in near-term cash flows with a recovery to 2019 levels of financial performance occurring in 2023. The shape and timing of the recovery is a key assumption in the fair value calculation (both in the income and market approaches), however, it is highly uncertain whether the actual recovery will match the trajectory or magnitude of the Company's assumptions. If the timing of recovery to 2019 levels of financial performance were to occur in 2022 or 2024, the impact to the estimated fair value, at March 31, 2020, ranges from an increase of over $230 million to a decrease of over $410 million.
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

Intangible Assets and Other Long-lived Assets
The Company's intangible assets at June 30, 2020 and December 31, 2019 consist of the following (in millions):

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Supply and distribution agreements	$1,094	$(498)	$596	$1,100	$(472)	$628	3 - 20 years

Technology	170	(135)	35	170	(129)	41	2 - 7 years

Internet domain names	39	(33)	6	40	(32)	8	5 - 20 years

Trade names	1,808	(580)	1,228	1,811	(534)	1,277	4 - 20 years

Other intangible assets	2	(2)	—	2	(2)	—	Up to 15 years
Total intangible assets	$3,113	$(1,248)	$1,865	$3,123	$(1,169)	$1,954

Intangible assets are amortized on a straight-line basis.  Amortization expense was $42 million and $85 million for the three and six months ended June 30, 2020, respectively, and $44 million and $89 million for the three and six months ended June 30, 2019, respectively.
The Company reviews long-lived assets, including intangible assets and operating lease assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The assessment of possible impairment is based upon the ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related asset group. Due to the significant and negative financial impact of the COVID-19 pandemic (see Note 1), at March 31, 2020, the Company performed the recoverability test of its long-lived assets and concluded that there was no impairment. No additional impairment indicators were identified as of June 30, 2020.

9.                                      DEBT

Short-term Borrowings

On June 30, 2020, the Company had bank overdrafts of $56 million, which were repaid in July 2020. The bank overdrafts are reported in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet at June 30, 2020.

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

The revolving credit facility provides for the issuance of up to $80 million of letters of credit as well as borrowings of up to $100 million on same-day notice, referred to as swingline loans. Other than swingline loans, which are available only in U.S. Dollars, borrowings and letters of credit under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility can be used for working capital and general corporate purposes, including acquisitions, share repurchases and debt repayments. There were no borrowings outstanding and $3 million and $5 million of letters of credit issued under this revolving credit facility at June 30, 2020 and December 31, 2019, respectively.

Upon entering into this revolving credit facility, the Company terminated its prior $2.0 billion five-year revolving credit facility entered into in June 2015. During the six months ended June 30, 2019, the Company made short-term borrowings under the prior revolving credit facility totaling $400 million with a weighted-average interest rate of 3.5%, which were repaid prior to June 30, 2019.

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

Outstanding Debt

Outstanding debt at June 30, 2020 consists of the following (in millions):

June 30, 2020	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current liabilities:
0.9% Convertible Senior Notes due September 2021	$1,000	$(27)	$973
Long-term debt:
0.8% (€1 Billion) Senior Notes due March 2022	$1,123	$(2)	$1,121
2.15% (€750 Million) Senior Notes due November 2022	842	(1)	841
2.75% Senior Notes due March 2023	500	(2)	498
2.375% (€1 Billion) Senior Notes due September 2024	1,123	(8)	1,115
3.65% Senior Notes due March 2025	500	(2)	498
4.1% Senior Notes due April 2025	1,000	(5)	995
0.75% Convertible Senior Notes due May 2025	863	(141)	722
3.6% Senior Notes due June 2026	1,000	(5)	995
1.8% (€1 Billion) Senior Notes due March 2027	1,123	(4)	1,119
4.5% Senior Notes due April 2027	750	(6)	744
3.55% Senior Notes due March 2028	500	(3)	497
4.625% Senior Notes due April 2030	1,500	(12)	1,488
Total long-term debt	$10,824	$(191)	$10,633

Outstanding debt at December 31, 2019 consists of the following (in millions):

December 31, 2019	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current Liabilities:
0.35% Convertible Senior Notes due June 2020	$1,000	$(12)	$988
Long-term debt:
0.9% Convertible Senior Notes due September 2021	$1,000	$(39)	$961
0.8% (€1 Billion) Senior Notes due March 2022	1,123	(3)	1,120
2.15% (€750 Million) Senior Notes due November 2022	842	(3)	839
2.75% Senior Notes due March 2023	500	(2)	498
2.375% (€1 Billion) Senior Notes due September 2024	1,123	(9)	1,114
3.65% Senior Notes due March 2025	500	(2)	498
3.6% Senior Notes due June 2026	1,000	(5)	995
1.8% (€1 Billion) Senior Notes due March 2027	1,123	(5)	1,118
3.55% Senior Notes due March 2028	500	(3)	497
Total long-term debt	$7,711	$(71)	$7,640

Based on the closing price of the Company's common stock for the prescribed measurement periods for the three months ended June 30, 2020 and December 31, 2019, the contingent conversion threshold on the 2021 Notes (as defined below) was not exceeded and therefore the notes were not convertible at the option of the holders. The 2021 Notes were reported as non-current liabilities in the Consolidated Balance Sheet at December 31, 2019 and reclassified as current liabilities at June 30, 2020 since the holders will have the right to convert all or any portion of the 2021 Notes starting on June 15, 2021 regardless of the Company's stock price.

Fair Value of Debt

At June 30, 2020 and December 31, 2019, the estimated fair value of the outstanding Senior Notes was approximately $13.0 billion and $9.8 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period. The estimated fair value of the Company's debt in excess of the outstanding principal amount primarily relates to the Senior Notes and the Convertible Senior Notes issued in April 2020.

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

Description of Convertible Senior Notes

In April 2020, the Company issued a private placement of $863 million aggregate principal amount of Convertible Senior Notes due May 1, 2025 with an interest rate of 0.75% (the "May 2025 Notes"). The Company paid $19 million in debt issuance costs during the three months ended June 30, 2020 related to this offering. The May 2025 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $1,886.44 per share. The May 2025 Notes are convertible, at the option of the holder, prior to November 1, 2024, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the May 2025 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the May 2025 Notes in an aggregate value ranging from $0 to $235 million depending upon the date of the transaction and the then current stock price of the Company. Starting on November 1, 2024, holders will have the right to convert all or any portion of the May 2025 Notes, regardless of the Company's stock price. The May 2025 Notes may not be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the May 2025 Notes for cash in certain circumstances. Interest on the May 2025 Notes is payable on May 1 and November 1 of each year, beginning on November 1, 2020. At June 30, 2020, the if-converted value of the May 2025 Notes was lower than the aggregate principal amount. The proceeds from the issuance of the Convertible Senior Notes can be used for general corporate purposes, which may include repayment of debt, including the repayment, at maturity or upon conversion prior thereto, of the Company’s outstanding Convertible Senior Notes.

In August 2014, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due September 15, 2021, with an interest rate of 0.9% (the "2021 Notes"). The Company paid $11 million in debt issuance costs during the year ended December 31, 2014 related to this offering. The 2021 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $2,055.50 per share. The 2021 Notes are convertible, at the option of the holder, prior to September 15, 2021, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2021 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2021 Notes in an aggregate value ranging from $0 to $375 million depending upon the date of the transaction and the then current stock price of the Company. Starting on June 15, 2021, holders will have the right to convert all or any portion of the 2021 Notes, regardless of the Company's stock price. The 2021 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2021 Notes for cash in certain circumstances. Interest on the 2021 Notes is payable on March 15 and September 15 of each year. At June 30, 2020, the if-converted value of the 2021 Notes was lower than the aggregate principal amount.

In May 2013, the Company issued in a private placement $1.0 billion aggregate principal amount of Convertible Senior Notes due June 15, 2020, with an interest rate of 0.35% (the "2020 Notes"). In June 2020, in connection with the maturity of the outstanding 2020 Notes, the Company paid $1.0 billion to satisfy the aggregate principal amount due and paid an additional $245 million in satisfaction of the conversion value in excess of the principal amount.

Cash-settled convertible debt, such as the Company's convertible senior notes, is separated into debt and equity components at issuance and each component is assigned a value.  The value assigned to the debt component is the estimated fair value, at the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount. Debt discount is amortized using the effective interest rate method over the period from the origination date through the stated maturity date. The Company estimated the borrowing rates at debt origination to be 4.10% for the May 2025 Notes, 3.18% for the 2021 Notes and 3.13% for the 2020 Notes, considering its credit rating and similar debt of the Company or comparable corporate issuers without the conversion feature. The yield to maturity was estimated at an at-market coupon priced at par.

Debt discount after tax of $100 million ($130 million before tax) related to the May 2025 Notes, $83 million ($143 million before tax) related to the 2021 Notes and $92 million ($154 million before tax) related to the 2020 Notes less financing costs allocated to the equity component of the respective convertible notes was recorded in "Additional paid-in capital" in the balance sheet at debt origination.

For the three months ended June 30, 2020 and 2019, the Company recognized interest expense of $21 million and $16 million, respectively, related to convertible notes, which is almost entirely comprised of the amortization of debt discount of $15 million and $12 million, respectively, and the contractual coupon interest of $4 million and $3 million, respectively. For the three months ended June 30, 2019, included in the amortization of debt discount mentioned above is $1 million of original issuance discount related to the 2020 Notes. The remaining interest expense relates to the amortization of debt issuance costs. The weighted-average effective interest rate for both the three months ended June 30, 2020 and 2019 was 3.2%.

For the six months ended June 30, 2020 and 2019, the Company recognized interest expense of $36 million and $31 million, respectively, related to convertible notes, which was almost entirely comprised of the amortization of debt discount of $27 million and $24 million, respectively, and the contractual coupon interest of $7 million and $6 million, respectively. For the six months ended June 30, 2020 and 2019, included in the amortization of debt discount mentioned above was $1 million and $2 million of original issuance discount, respectively, related to the 2020 Notes. The remaining interest expense related to the amortization of debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt. The weighted-average effective interest rates for the six months ended June 30, 2020 and 2019 were 3.3% and 3.2%, respectively.

Other Long-term Debt

In April 2020, the Company issued Senior Notes due April 13, 2025 with an interest rate of 4.10% for an aggregate principal amount of $1.0 billion, Senior Notes due April 13, 2027 with an interest rate of 4.50% for an aggregate principal amount of $750 million and Senior Notes due April 13, 2030 with an interest rate of 4.625% for an aggregate principal amount of $1.5 billion. The proceeds from the issuance of the Senior Notes can be used for general corporate purposes, which may include repayment of debt, including the repayment, at maturity or upon conversion prior thereto, of the Company’s outstanding Convertible Senior Notes.

Other long-term debt, including the Senior Notes issued in April 2020, had a total carrying value of $9.9 billion and $6.7 billion at June 30, 2020 and December 31, 2019, respectively. Debt discount is amortized using the effective interest rate method over the period from the origination date through the stated maturity date.  The following table summarizes the information related to other long-term debt outstanding at June 30, 2020:

Other Long-term Debt	Period of Issuance	Effective Interest Rate at Debt Origination	Timing of Interest Payments
0.8% Senior Notes due March 2022	March 2017	0.84%	Annually in March
2.15% Senior Notes due November 2022	November 2015	2.20%	Annually in November
2.75% Senior Notes due March 2023	August 2017	2.78%	Semi-annually in March and September
2.375% Senior Notes due September 2024	September 2014	2.48%	Annually in September
3.65% Senior Notes due March 2025	March 2015	3.68%	Semi-annually in March and September
4.1% Senior Notes due April 2025	April 2020	4.10%	Semi-annually in April and October
3.6% Senior Notes due June 2026	May 2016	3.62%	Semi-annually in June and December
1.8% Senior Notes due March 2027	March 2015	1.80%	Annually in March
4.5% Senior Notes due April 2027	April 2020	4.54%	Semi-annually in April and October
3.55% Senior Notes due March 2028	August 2017	3.56%	Semi-annually in March and September
4.625% Senior Notes due April 2030	April 2020	4.65%	Semi-annually in April and October

For the three months ended June 30, 2020 and 2019, the Company recognized interest expense of $72 million and $41 million, respectively, related to other long-term debt, which is almost entirely comprised of $70 million and $40 million, respectively, related to the contractual coupon interest. The remaining interest expense relates to the amortization of debt discount and debt issuance costs.

For the six months ended June 30, 2020 and 2019, the Company recognized interest expense of $114 million and $83 million, respectively, related to other long-term debt, which was almost entirely comprised of $110 million and $80 million, respectively, related to the contractual coupon interest. The remaining interest expense related to the amortization of debt discount and debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt.

Historically, the aggregate principal value of the Euro-denominated Senior Notes maturing in March 2022, November 2022, September 2024 and March 2027 (collectively the "Euro-denominated debt") and accrued interest thereon had been designated as a hedge of the Company's net investment in a Euro functional currency subsidiary. Beginning in the second quarter of 2019, the Company has only designated certain portions of the aggregated principal value of the Euro-denominated debt as a hedge. For the six months ended June 30, 2020, the carrying value of the portion of Euro-denominated debt designated as a net investment hedge ranged from $1.8 billion to $3.2 billion. The foreign currency transaction gains or losses on these Euro-denominated liabilities are measured based upon changes in spot rates. The foreign currency transaction gains or losses on the Euro-denominated debt that is designated as a hedging instrument for accounting purposes are recorded in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The net assets of this Euro functional currency subsidiary are translated into U.S. Dollars at each balance sheet date, with the effects of foreign currency changes also reported in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument are recognized in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

10.                                      TREASURY STOCK

At December 31, 2019, the Company had a total remaining authorization of $11.5 billion to repurchase its common stock related to a program authorized by the Company's Board of Directors in 2019 for $15.0 billion. At June 30, 2020, the Company had a total remaining authorization of $10.4 billion to repurchase its common stock. The Company has not repurchased any shares in the second quarter of 2020 and the third quarter of 2020 to date under this authorization and does not intend to initiate any repurchases under this authorization until it has better visibility into the shape and timing of a recovery from the COVID-19 pandemic. Additionally, the Board of Directors has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities during the three and six months ended June 30, 2020 and 2019 (in millions, except for shares, which are reflected in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	—	$—	1,434	$2,590	601	$1,122	2,982	$5,325
General authorization for shares withheld on stock award vesting	2	4	8	16	79	133	79	137
Total	2	$4	1,442	$2,606	680	$1,255	3,061	$5,462

Stock repurchases of $40 million in December 2019 were settled in January 2020.

For the six months ended June 30, 2020 and 2019, the Company remitted employee withholding taxes of $132 million and $136 million, respectively, to the tax authorities, which is different from the aggregate cost of the shares withheld for taxes for each period due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Unaudited Consolidated Statements of Cash Flows.

At June 30, 2020, there were 22,442,328 shares of the Company's common stock held in treasury.

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

The Company's effective tax rates for the three and six months ended June 30, 2020 were 41.4% and (12.4)%, respectively, compared to 18.9% and 19.8% for the three and six months ended June 30, 2019, respectively. The Company's 2020 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the non-deductible goodwill impairment charge related to OpenTable and KAYAK, certain non-deductible expenses relative to lower worldwide earnings, and the valuation allowance recorded against the deferred tax assets generated from the impairment of certain long-term investments, partially offset by the benefit of the Netherlands Innovation Box Tax (discussed below) and U.S. state tax benefits. The Company's 2019 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax, partially offset by the effect of higher international tax rates.

The Company's effective tax rate for the three months ended June 30, 2020 was higher than the three months ended June 30, 2019, primarily due to discrete U.S. tax charges related to unrealized gains on equity securities, as well as certain non-deductible expenses relative to lower worldwide earnings, partially offset by higher U.S. state tax benefits.

The Company incurred a pre-tax loss and recorded an income tax provision during the six months ended June 30, 2020, which resulted in a negative effective tax rate. The difference in the Company’s effective tax rate for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 is primarily due to the non-deductible goodwill impairment charge related to OpenTable and KAYAK, discrete U.S. tax charges related to unrealized gains on equity securities, certain non-deductible expenses relative to lower worldwide earnings, and the valuation allowance recorded against the deferred tax asset generated from the impairment of certain long-term investments.

During the three and six months ended June 30, 2020, a portion of the Company's income, and during the three and six months ended June 30, 2019, a majority of the Company's income was reported in the Netherlands, where Booking.com is based. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 7% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings during the three and six months ended June 30, 2020 and June 30, 2019 qualified for Innovation Box Tax treatment, which had a beneficial impact on the Company's effective tax rate for these periods.

12.                                      CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The tables below present the changes in the balances of accumulated other comprehensive loss ("AOCl") by component for the three and six months ended June 30, 2020 and 2019 (in millions):

	Foreign currency translation adjustments, net of tax					Net unrealized (losses) gains on available-for-sale securities, net of tax			Total AOCI, net of tax
	Foreign currency translation		Net Investment Hedges (1)		Total, net of tax	Before tax	Tax (expense) benefit	Total, net of tax
	Before tax	Tax benefit(2)	Before tax	Tax (expense) benefit
Three Months Ended June 30, 2020
Balance, March 31, 2020	$(314)	$58	$60	$(20)	$(216)	$(97)	$(29)	$(126)	$(342)

Other Comprehensive Income (Loss) ("OCI") before reclassifications	65	—	(43)	10	32	73	(11)	62	94
Amounts reclassified to net income (3)	—	—	—	—	—	—	15	15	15
OCI for the period	65	—	(43)	10	32	73	4	77	109
Balance, June 30, 2020	$(249)	$58	$17	$(10)	$(184)	$(24)	$(25)	$(49)	$(233)

Six Months Ended June 30, 2020
Balance, December 31, 2019	$(186)	$54	$(2)	$(5)	$(139)	$(7)	$(45)	$(52)	$(191)

OCI before reclassifications	(63)	4	19	(5)	(45)	(21)	6	(15)	(60)
Amounts reclassified to net income (3)	—	—	—	—	—	4	14	18	18
OCI for the period	(63)	4	19	(5)	(45)	(17)	20	3	(42)
Balance, June 30, 2020	$(249)	$58	$17	$(10)	$(184)	$(24)	$(25)	$(49)	$(233)

	Foreign currency translation adjustments, net of tax					Net unrealized (losses) gains on available-for-sale securities, net of tax			Total AOCI, net of tax
	Foreign currency translation		Net Investment Hedges (1)		Total, net of tax	Before tax	Tax (expense) benefit	Total, net of tax
	Before tax	Tax benefit(2)	Before tax	Tax (expense) benefit
Three Months Ended June 30, 2019
Balance, March 31, 2019	$(189)	$52	$3	$(7)	$(141)	$53	$(81)	$(28)	$(169)

OCI before reclassifications	10	4	(41)	11	(16)	(50)	14	(36)	(52)
Amounts reclassified to net income (3)	—	—	—	—	—	(10)	1	(9)	(9)
OCI for the period	10	4	(41)	11	(16)	(60)	15	(45)	(61)
Balance, June 30, 2019	$(179)	$56	$(38)	$4	$(157)	$(7)	$(66)	$(73)	$(230)

Six Months Ended June 30, 2019
Balance, December 31, 2018	$(109)	$41	$(73)	$12	$(129)	$(157)	$(30)	$(187)	$(316)

OCI before reclassifications	(70)	15	35	(8)	(28)	161	(37)	124	96
Amounts reclassified to net income (3)	—	—	—	—	—	(11)	1	(10)	(10)
OCI for the period	(70)	15	35	(8)	(28)	150	(36)	114	86
Balance, June 30, 2019	$(179)	$56	$(38)	$4	$(157)	$(7)	$(66)	$(73)	$(230)

(1)         Net investment hedges balance, net of tax, at June 30, 2020 and earlier dates presented above, include accumulated net losses from fair value adjustments of $35 million after tax ($53 million before tax) associated with previously settled derivatives that were designated as net investment hedges. The remaining balances relate to foreign currency transaction gains (losses) and related tax benefits (expenses) associated with the Company's Euro-denominated debt that is designated as a hedge against the impact of currency fluctuations on the net assets of a Euro functional currency subsidiary (see Note 9).
(2)         The tax benefits relate to foreign currency translation adjustments to the Company's one-time deemed repatriation tax liability recorded at December 31, 2017 and foreign earnings for periods after December 31, 2017 that are subject to U.S. federal and state income tax, resulting from the enactment of the U.S. Tax Cuts and Jobs Act (the "Tax Act").
(3)         The reclassified net realized (losses) gains before tax from sales of investments in debt securities and impairment losses before tax related to debt securities are included in "Foreign currency transactions and other" and the related reclassified tax benefits (expenses) are included in "Income tax expense" in the Unaudited Consolidated Statements of Operations. The cost of marketable debt securities sold is determined using a first-in and first-out method. For the three and six months ended June 30, 2020, the reclassified tax expenses includes a tax expense of $15 million related to the maturity in May 2020 of the Company's investment of $250 million in Trip.com Group convertible notes (see Note 5).

13.                                      COMMITMENTS AND CONTINGENCIES

Competition and Consumer Protection Reviews

At times, online platforms, including online travel platforms, have been the subject of investigations or inquiries by various national competition authorities ("NCAs") or other governmental authorities regarding competition law matters, consumer protection issues or other areas of concern. The Company is or has been involved in many such investigations. For example, the Company has been and continues to be involved in investigations related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates, conditions or availability that are at least as favorable as those offered to other online travel companies ("OTCs") or through the accommodation provider's website. To resolve and close certain of the investigations, the Company has from time to time made commitments to the investigating authorities regarding future business practices or activities. For example, Booking.com has made commitments to several NCAs, including agreeing to narrow the scope of its parity clauses, in order to resolve parity-related investigations. In addition, in September 2017, the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland and the investigation is ongoing. If there is an adverse outcome and

Booking.com is unsuccessful in any appeal, Booking.com could be required to reduce its commissions in Switzerland. Some authorities are reviewing the online hotel booking sector more generally through market inquiries and the Company cannot predict the outcome of such inquiries or any resulting impact on its business, results of operations, cash flows or financial condition.

        NCAs or other governmental authorities are continuing to review the activities of online platforms, including through the use of consumer protection powers. For example, the United Kingdom's NCA (the Competition and Markets Authority, or CMA) conducted a consumer protection law investigation into the clarity, accuracy and presentation of information on hotel booking sites.  In connection with this investigation, in 2019 Booking.com, agoda and KAYAK, along with a number of other OTCs, voluntarily agreed to certain commitments with the CMA in resolution of this investigation without finding an infringement or an admission of wrongdoing by the OTCs involved. Among other things, the commitments provided to the CMA included showing prices inclusive of all mandatory taxes and charges, providing information about the effect of money earned on search result rankings on or before the search results page and making certain adjustments to how discounts and statements concerning popularity or availability are shown to consumers. The CMA has stated that it expects all participants in the online travel market to adhere to the same standards, regardless of whether they formally signed the commitments. As a result of additional inquiries from other NCAs in the European Union, Booking.com has made similar commitments with the Consumer Protection Cooperation Network that became applicable in the European Union in June 2020. In the future, it is possible other jurisdictions could engage Booking.com in discussions to implement similar changes to its business in those countries. The Company is unable to predict what, if any, effect these commitments and any future similar commitments will have on its business, industry practices or online commerce more generally. To the extent that any other investigations or inquiries result in additional commitments, fines, damages or other remedies, the Company's business, financial condition and results of operations could be harmed.

        The Company is involved in litigation in Israel claiming that it has violated Israeli consumer protection and competition laws. One such lawsuit alleges that the Company violated Israeli consumer protection laws by failing to properly display Israeli local taxes in the total prices shown to Israeli residents on its platform. Another lawsuit claims that the Company's parity contractual terms with partners violate Israeli competition laws because they are anti-competitive. A third lawsuit claims Israeli consumer protection laws prohibit the Company from facilitating non-refundable bookings to Israeli residents. Each of the plaintiffs in these matters is requesting certification of a class and the Company is defending against class certification. If the court were to grant class certification for any of these matters and if the plaintiffs were successful on the merits of the claims, the Company could be required to pay damages. However, it is not reasonably possible to estimate the amount of such damages because the likelihood of class certification and the success of the merits of these cases are both too speculative at this stage in the litigation and also because a reasonable assessment of the size of any potential class is not possible at this time.

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

Tax Matters

French tax authorities conducted audits of Booking.com for the years 2003 through 2012 and 2013 through 2015 and currently are conducting an audit for the years 2016 through 2018. They are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income and value-added taxes. In December 2015, the French tax authorities issued Booking.com assessments related to tax years 2006 through 2012 for approximately 356 million Euros, the majority of which represents penalties and interest. As a result of a formal demand from the French tax authorities for payment of the amounts assessed for the years 2006 through 2012, in January 2019, the Company paid the assessments of approximately 356 million Euros ($403 million) in order to preserve its right to contest those assessments in court. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent the Company prevails. If the Company is unable to resolve the matter with the French tax authorities, the Company plans to challenge the assessments in the French courts. In December 2019, the French tax authorities issued an additional assessment of 70 million Euros ($79 million), including interest and penalties, for the 2013 year asserting that Booking.com has taxable income in France attributable to a permanent establishment in France. Furthermore, the French tax authorities issued assessments totaling 39 million Euros ($44 million), including interest and penalties, for certain tax years between 2011 and 2015 on Booking.com's French subsidiary asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com in the Netherlands. The Company has not recorded a liability in connection with any of the French tax assessments as the Company believes that Booking.com has been, and continues to be, in compliance with French tax law, and the Company is contesting the assessments. Additional assessments could result when the French tax authorities complete the outstanding audits.

Italian authorities are reviewing Booking.com's activities for the years 2011 through 2018. They are reviewing whether Booking.com has a permanent establishment in Italy and Booking.com's transfer pricing policies in Italy. The Company is cooperating with the investigation but intends to contest any allegation that Booking.com has a permanent establishment in Italy or that its transfer pricing policies are inappropriate. In December 2018 and 2019, the Italian tax authorities issued assessments on Booking.com's Italian subsidiary for approximately 48 million Euros ($53 million) for the 2013 tax year and 58 million Euros ($65 million) for the 2014 tax year, respectively, asserting that its transfer pricing policies were inadequate. The Company has not recorded a liability in connection with these assessments. The Company believes that Booking.com has been, and continues to be, in compliance with Italian tax law. The Company paid 10 million Euros ($11 million) in December 2019 as a partial prepayment of the 2013 assessment to avoid any collection enforcement from the Italian tax authorities pending the appeal phase of this case. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent the Company prevails. It is unclear what further actions, if any, the Italian authorities will take. Such actions could include closing the investigation, assessing Booking.com additional taxes, and/or imposing interest, fines and penalties.

In addition, Turkish tax authorities have asserted that Booking.com has a permanent establishment in Turkey and have issued tax assessments for the years 2012 through 2017 for approximately 544 million Turkish Lira ($79 million), including interest and penalties. The Company believes that Booking.com has been, and continues to be, in compliance with Turkish tax law, and the Company is contesting these assessments. The Company has not recorded a liability in connection with these assessments.

As a result of an internal review of tax policies and positions at one of the Company's smaller subsidiaries, the Company identified two issues related to the application of certain non-income-based tax laws to that subsidiary's business in 2018. At June 30, 2020 and December 31, 2019, the Company had $75 million and $67 million, respectively, accrued related to these travel transaction taxes based on the Company's estimate of the probable travel transaction tax owed for the prior periods, including interest and penalties, as applicable. The related expenses are included in "General and administrative" expense in the Unaudited Consolidated Statements of Operations. The Company currently estimates that the reasonably possible loss related to these matters in excess of the amount accrued is approximately $25 million. The Company's internal review is ongoing, and, to the extent the Company determines that the probable taxes owed related to these matters exceed what has already been accrued or new issues are identified during this review, the Company may need to accrue additional amounts, which could adversely affect the Company’s business, results of operations, financial condition and cash flows.

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

Other Matters

Beginning in 2014, Booking.com received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) (“BPF”) claiming that Booking.com is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which Booking.com is currently participating. BPF instituted legal proceedings against Booking.com and in 2016 the District Court of Amsterdam rejected all of BPF’s claims. BPF appealed the decision to the Court of Appeal, and, in May 2019, the Court of Appeal also rejected all of BPF’s claims. BPF has appealed to the Netherlands Supreme Court. The Company expects the Supreme Court to rule in early 2021. The Company believes that Booking.com is in compliance with its pension obligations. The Company has not recorded a liability in connection with a potential adverse outcome to this litigation. However, if Booking.com were to lose and all of BPF’s claims were to be accepted (including retroactivity to 1999), the Company estimates that as of June 30, 2020 the maximum loss, not including any potential interest or penalties, would be approximately $245 million. Such estimated potential loss increases as Booking.com continues not to contribute to the BPF and depends on Booking.com’s applicable employee compensation after June 30, 2020.

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

Building Construction

        In September 2016, the Company signed a turnkey agreement to construct an office building for Booking.com’s future headquarters in the Netherlands. Upon signing this agreement, the Company paid 43 million Euros ($48 million) for the acquired land-use rights, which was included in "Operating lease assets" in the Consolidated Balance Sheets. In addition, since signing the turnkey agreement the Company has made several progress payments principally related to the construction of the building, which are included in "Property and equipment, net" in the Consolidated Balance Sheets. As of June 30, 2020, the Company has paid 178 million Euros ($204 million) and had a remaining obligation of 84 million Euros ($94 million) at June 30, 2020, related to the turnkey agreement. The Company's contractual obligation was reduced by 9 million Euros ($10 million) during the three months ended June 30, 2020. The remaining obligation will be paid through mid-2022, when the Company anticipates construction will be complete.
        In addition to the turnkey agreement, the Company has a remaining obligation at June 30, 2020 to pay 71 million Euros ($80 million) over the remaining initial term of the acquired land lease, which expires in 2065. The Company has made and will continue to make additional capital expenditures to fit out and furnish the office space.
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

14.                OTHER

Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents at June 30, 2020 and December 31, 2019 principally relates to the minimum cash requirement for the Company's travel-related insurance business. The following table reconciles cash and cash equivalents and restricted cash and cash equivalents reported in the Consolidated Balance Sheets to the total amounts shown in the Unaudited Consolidated Statements of Cash Flows (in millions):

	June 30, 2020	December 31, 2019
	(Unaudited)
As included in the Consolidated Balance Sheets:
Cash and cash equivalents	$10,404	$6,312
Restricted cash and cash equivalents included in "Prepaid expenses and other current assets, net"	19	20
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Consolidated Statements of Cash Flows	$10,423	$6,332

Income Taxes Prepayment and Refund
In the first quarter of 2020, the Company made a prepayment of the Netherlands income taxes of 660 million Euros ($717 million) to earn prepayment discounts. The Company requested a refund of this amount from the Dutch tax authorities and it was received in April 2020.

Restructuring and other Exit Costs
In response to the reduction in the Company's business volumes as a result of the impact of the COVID-19 pandemic (see Note 1), the Company has taken actions to reduce the size of its workforce to optimize efficiency. During the three months ended June 30, 2020, agoda, KAYAK and OpenTable initiated restructuring actions, as part of their respective restructuring plans, resulting in a reduction in the workforce of approximately 1,700 employees. In addition, in July 2020, the Company initiated restructuring actions at priceline.
The total pretax charges related to these restructuring actions initiated during the three months ended June 30, 2020, estimated at approximately $34 million, are primarily cash-based and consist of employee severance and other one-time termination benefits, and other costs. The Company expects the payments for these restructuring costs to be substantially completed by December 2020. During the three and six months ended June 30, 2020, the Company recorded expenses of $34 million, which are included in “Restructuring and other exit costs” in the Unaudited Consolidated Statements of Operations and made cash payments of $25 million. At June 30, 2020, restructuring liabilities of $7 million are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.
On August 4, 2020, the Company announced its intention to reduce Booking.com's global workforce by up to approximately 25% as a result of the impact of the COVID-19 pandemic on Booking.com and the travel industry. Booking.com is in the process of consulting with its works councils, employee representatives and other relevant organizations where applicable (including in the Netherlands) regarding the intended reduction in force and related cost reduction and restructuring actions. As the Company consults with works councils, employee representatives and other organizations regarding its intentions, the Company expects to develop more clarity on the timing, the number of affected employees, financial impact and other aspects of the contemplated cost reduction actions. The Company expects to finalize its plans and make relevant announcements to employees on a country-by-country basis, with the first countries starting in September 2020, and expects to complete all such announcements by the end of 2020.

Government Grants and other Assistance
Certain governments have passed or are considering modifying legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid, and some of these governments have extended or are considering extending these programs. The Company has participated in several of these programs, including the Netherlands' wage subsidy program, the United Kingdom's job retention scheme and certain other jurisdictions' programs. In addition, in certain countries, such as Singapore and China, the Company is also participating in programs where the government assistance is in the form of wage subsidies and reductions in wage-related employer taxes paid by the Company. During the three and six months ended June 30, 2020, the Company recognized government grants and other assistance benefit of $100 million, of which $84 million has been received as of June 30, 2020. The government grants and other assistance is recorded as a reduction of "Personnel" expense in the Unaudited Consolidated Statements of Operations. At June 30, 2020, the Company has recorded a receivable of $16 million, included in “Prepaid expenses and other current assets, net” in the Consolidated Balance Sheets, for payments expected to be received for the programs where it has met the qualifying requirements and it is probable that payment will be received. These payments are expected to be received in 2020.

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

Overview

Our mission is to make it easier for everyone to experience the world. We seek to empower people to cut through travel barriers, such as money, time, language and overwhelming options, so they can use our services to easily and confidently go where they want to go, stay where they want to stay, dine where they want to dine, pay how they want to pay and experience what they want to experience. We connect consumers wishing to make travel reservations with providers of travel services around the world through our online platforms. Through one or more of our brands, consumers can: book a broad array of accommodations (including hotels, motels, resorts, homes, apartments, bed and breakfasts, hostels and other properties); make a car rental reservation or arrange for an airport taxi; make a dinner reservation; or book a flight, cruise, vacation package, tour or activity. Consumers can also use our meta-search services to easily compare travel reservation information, such as airline ticket, hotel reservation and rental car reservation information, from hundreds of online travel platforms at once. In addition, we offer various other services to consumers and partners, such as certain travel-related insurance products and restaurant management services to restaurants.

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

Trends

        In December 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China, and has since spread to other regions, including Europe and the United States. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak was a global pandemic (“COVID-19 pandemic”). In response to the pandemic, many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses. These government mandates have forced many of the partners on whom our business relies, including hotels and other accommodation providers, airlines and restaurants, to seek government support in order to continue operating, to curtail drastically their service offerings or to cease operations entirely. Further, these measures have materially adversely affected, and may further adversely affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and our workforce, operations and customers. The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in travel and restaurant activities and consumer demand for related services. Our financial results and prospects are almost entirely dependent on the sale of such travel and restaurant-related services. Our results for the quarters ended March 31, 2020 and June 30, 2020 have been significantly and negatively impacted, with a material decline in gross travel bookings, room nights booked, total revenues, net income and cash flow from operations as compared to the corresponding period in 2019. Newly-booked room night reservations, excluding the impact of cancellations, declined rapidly as the COVID-19 pandemic spread, and decreased by over 85% in April 2020 as compared to April 2019, but have steadily improved to a decrease of approximately 50% in June 2020 as compared to June 2019. The improvement in newly-booked room night trends since April has primarily been driven by domestic travel (travelers booking a stay within their own country) while international travel has shown limited signs of recovery. Over this same time period, we have seen a year-over-year increase in the share of our newly-booked room nights for alternative accommodation properties as well as an increase in the share of bookings made on a mobile device. In addition, we have observed an improvement in cancellation rates since the high in April, which benefits our room nights booked including cancellations but does not impact newly-booked room nights.

Our revenue in April 2020 was impacted to a greater extent than newly-booked room night reservations due to the impact of cancellations in March for April stays and also since many hotels, especially in Europe, temporarily closed as a result of the COVID-19 pandemic. Revenue decline levels since April have also steadily improved through June 2020, but to a lesser extent than newly-booked room night reservations due primarily to the timing of booking versus travel, as well as the impacts of higher cancellations and lower accommodation average daily rates ("ADRs") as compared to the corresponding period in 2019. We expect to continue to see severely reduced new travel and restaurant reservation bookings as compared to 2019 levels for the foreseeable future, which will have a materially adverse impact on our business, financial condition, results of operations and cash flows. Further, given the volatility in global markets and the financial difficulties faced by many of our travel service provider and restaurant partners, we have increased our provision for expected credit losses on receivables from and cash advances made to our travel service provider and restaurant partners.

        Due to the uncertain and rapidly evolving nature of current conditions around the world, we are unable to predict accurately the impact that the COVID-19 pandemic will have on our business going forward. We currently expect, however, that the COVID-19 pandemic will impact our financial performance for the quarter ended September 30, 2020, less significantly than it impacted the quarter ended June 30, 2020, primarily because we have seen a general improvement in our business since April 2020, as an increasing number of markets and locations, such as Europe, have eased government restrictions, including those related to travel and restaurant activities. However, in certain markets and locations, we have seen a reversal of the improving trends in recent weeks as a result of rising COVID-19 case counts and a resulting implementation of travel restrictions. With the continued spread of COVID-19 in the United States and various other countries, we expect the pandemic and its effects to continue to have a significant adverse impact on our business for the duration of the pandemic, during any resurgences of the pandemic and during the subsequent economic recovery, which could be an extended period of time. For more information, see Part II, Item 1A, Risk Factors - "The COVID-19 pandemic has materially adversely affected, and may further adversely impact, our business and financial performance."

        In response to the COVID-19 pandemic, we have taken and are taking various actions to address the impact of the pandemic on our business. Among other things, we have:

•Raised $4.1 billion in debt and negotiated an amendment to our revolving credit facility to provide additional financial flexibility
•Initiated restructuring activities at our agoda, KAYAK and OpenTable brands that resulted in a reduction of our workforce of approximately 1,700 employees and furloughs of over 150 employees
•Participated in certain government aid programs, including those that provide employee wage support

•Suspended general share repurchases
•Eliminated non-essential business travel
•Canceled internal company events and offsites
•Significantly reduced marketing spend worldwide
•Implemented a general company-wide hiring freeze
•Sold investments in government debt securities, corporate debt securities and Trip.com Group American Depositary
Shares ("ADSs")

Further, our Chief Executive Officer and the Chief Executive Officers of our brands have voluntarily declined their salaries during the crisis, certain other senior managers have voluntarily reduced their salaries during the crisis and our non-employee Directors have voluntarily waived their cash fees for the rest of 2020. During the second quarter of 2020, we began restructuring activities at our agoda, KAYAK and OpenTable brands. As a result of these restructuring activities, we expect to realize annualized costs savings of approximately $75 million related to personnel-related expenses.

Since June 30, 2020, we have taken additional actions to reduce our costs and structure our operations at a level reflecting the impact of the COVID-19 pandemic on our business and our expectations regarding the recovery of the travel industry. For example, on August 4, 2020, we announced our intention to reduce Booking.com's global workforce by up to approximately 25%. Booking.com is in the process of consulting with its works councils, employee representatives and other relevant organizations where applicable (including in the Netherlands) regarding the intended reduction in force and related cost reduction and restructuring actions. We expect that business functions most closely tied to transaction volumes will be impacted to the greatest extent. At this time, and subject to finalizing our plans following consultation with Booking.com’s works councils, including the Dutch works council, employee representatives and other relevant organizations, we estimate that these cost reductions at Booking.com could produce annualized personnel run-rate savings between $250 million to $300 million. This preliminary estimate may change and will be updated as we finalize our cost reduction plans at Booking.com. We expect to finalize our plans and make relevant announcements to employees on a country-by-country basis, with the first countries starting in September 2020, and expect to complete all such announcements by the end of 2020. In addition, in July 2020, we implemented restructuring actions at priceline, and we expect that these actions will result in annual run-rate savings of approximately $6 million.

We have also been working with travelers and our travel service provider partners to deal with reservation cancellations and other disruptions arising from the impact of the pandemic. For example, Booking.com committed to allow cancellations of certain non-refundable bookings that were impacted by government travel restrictions and OpenTable has suspended some restaurant subscription fees for the remainder of the year. The impacts of the COVID-19 pandemic are wide-ranging and affect all aspects of our business. As a result, the pandemic has negatively affected our financial results and condition as described throughout this Quarterly Report on Form 10-Q. We anticipate that we will continue to make decisions and take actions to address the impacts of the pandemic on our business, including additional efforts to reduce costs while preserving our ability to offer valuable services to consumers and partners when the industry recovers. The full impact of the pandemic on our business is impossible to predict, and therefore we may recognize additional negative impacts to our operating results and financial condition in future periods as a result of the pandemic.

        Prior to the COVID-19 pandemic, we experienced many years of significant growth in our accommodation reservation services. We believe this growth was the result of, among other things, the broader shift of travel purchases from offline to online, the widespread adoption of mobile devices and the growth of travel overall. We also believe this growth was the result of the continued innovation and execution by our teams around the world to increase the number and the variety of accommodations we offer consumers, increase and improve content, build distribution and improve the consumer experience on our online platforms, as well as consistently and effectively marketing our brands through performance and brand marketing efforts. Prior to the COVID-19 pandemic, these year-over-year growth rates generally decelerated due to the size of our accommodation reservation business and the generally slowing growth rate of the online travel market. As the travel market recovers from the impact of the COVID-19 pandemic, we expect to see higher than pre-COVID-19 pandemic growth rates until we return to the level of travel market demand that we observed prior to the COVID-19 pandemic, after which we expect prior trends to generally resume.

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

Historically, our growth has primarily been generated by the worldwide accommodation reservation business of Booking.com, which is our most significant brand, and has been due, in part, to the availability of a large number of properties through Booking.com. Booking.com included approximately 2,574,000 properties on its website at June 30, 2020, consisting of approximately 469,000 hotels, motels and resorts and approximately 2,105,000 homes, apartments and other unique places to stay, compared to approximately 2,376,000 properties (including approximately 438,000 hotels, motels and resorts and approximately 1,938,000 homes, apartments, and other unique places to stay) at June 30, 2019. Booking.com categorizes properties listed on its website as either (a) hotels, motels and resorts, which groups together more traditional accommodation types (including hostels and inns), or (b) homes, apartments and other unique places to stay, also referred to as alternative accommodations, which encompasses all other types of accommodations, including bed and breakfasts, villas, apart-hotels and beyond.

We intend to continue to improve the accommodation choices available for reservation on our platforms, however the growth rate of the number of accommodations on our platforms may vary in part as a result of removing accommodations from time to time. We have seen a year-over-year increase in the number of accommodations removed from our platform during the COVID-19 pandemic, and we may see further accommodation removals in the future due to increases in property closures or changes in ownership. Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because alternative accommodations are often either a single unit or a small collection of independent units, these properties generally represent more limited booking opportunities than hotels, motels and resorts, which generally have more units to rent per property. Further, alternative accommodations in general may be subject to increased seasonality due to local tourism seasons or other factors or may not be available at peak times due to use by the property owners. We may also experience lower profit margins with respect to these properties due to certain additional costs, such as increased customer service costs, related to offering these accommodations on our platforms. As our alternative accommodation business has grown, these different characteristics have negatively impacted our profit margins and we expect this trend to continue. Further, to the extent these properties represent an increasing percentage of the properties added to our platforms, we expect that our room nights growth rate and property growth rate will continue to diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of alternative accommodation properties increases, the number of reservations per property will likely continue to decrease. In the second quarter of 2020, we have observed a higher share of our newly-booked room nights to be for stays at our alternative accommodation properties, as compared to the first quarter of 2020 and the corresponding period in 2019. We believe that continuing to expand the number and variety of accommodations available through our services, in particular Booking.com, will help us to continue to grow our accommodation reservation business.

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
        Our markets are also subject to rapidly changing conditions, including technological developments, consumer behavior changes, regulatory changes and travel service provider consolidation. We expect these trends to continue. For example, we have experienced a significant shift of both direct and indirect business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. In addition, the revenue earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay, have lower accommodation ADRs and are not made as far in advance. In the second quarter of 2020, we have observed a higher share of our newly-booked room nights made on a mobile device, as compared to the first quarter of 2020 and the corresponding period in 2019. For more detail regarding the competitive trends and risks we face, see Part II, Item 1A, Risk Factors - "Intense competition could reduce our market share and harm our financial performance." and "Consumer adoption and use of mobile devices creates challenges and may enable device companies such as Google and Apple to compete directly with us." and "We may not be able to keep up with rapid technological or other market changes."

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

        We have experienced a meaningful decline in constant-currency accommodation ADRs since the outbreak of the COVID-19 pandemic and it is uncertain how long the COVID-19 pandemic will impact our ADRs. Prior to the outbreak, we observed a trend of declining constant-currency accommodation ADRs, which we expected to continue, though the rate of decline may fluctuate and there may be periods of stable or increasing ADRs. We believe the trend of declining ADRs, observed prior to the outbreak, was partially driven by the negative impact of the changing geographical mix of our business (e.g., lower ADR regions like Asia-Pacific are generally growing faster than higher ADR regions like Western Europe) as well as pricing pressures within local markets from time to time which resulted from competitive conditions, weakening economic conditions or changes in travel patterns. These declining ADR trends have resulted in and may continue to result in our gross bookings growing at a lower rate of growth than our accommodation room nights.

        We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Historically, our marketing expenses have increased significantly, however, we experienced more moderate growth rates in recent years, and since the COVID-19 pandemic, our marketing expenses have declined significantly. Our marketing expense is comprised of performance marketing and brand marketing expenses. Our performance marketing expense, which represents a substantial majority of our marketing expense, is primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our websites. Our brand marketing expense is primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook), online display advertising and other brand marketing. Total marketing expenses were $0.2 billion and $1.1 billion for the three and six months ended June 30, 2020, respectively, compared to $1.4 billion and $2.6 billion for the three and six months ended June 30, 2019, respectively. We expect that our marketing expenses will remain significantly below 2019 levels for the remainder of 2020.

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

We have observed a long-term trend of decreasing performance marketing returns on investment ("ROIs"). In recent years, we observed periods of stable or increasing ROIs, however, for several months during the COVID-19 pandemic we experienced year-over-year declines in ROIs driven by a significant increase in cancellation rates. More recently starting in June 2020, we have observed year-over-year increases in ROIs in part due to the improvement in cancellation rates since April 2020. When evaluating our performance marketing spend, we typically consider several factors for each channel, such as the customer experience on the advertising platform, the incrementality of the traffic we receive and the anticipated repeat rate from a particular platform, as well as other factors. However, with the significant decrease in demand due to the COVID-19 pandemic, our performance marketing spend is highly influenced by expected cancellation rates in addition to the other factors listed above. The amount of business we obtain through each performance marketing channel is impacted by numerous factors, including the level of consumer demand for travel, bidding decisions by us and our competitors (including decisions to optimize performance marketing ROIs) and the marketing efforts and success of those channels to attract consumers and generate demand. See Part II, Item 1A, Risk Factors - "We rely on marketing channels to generate a significant amount of traffic to our platforms and grow our business." and "Our business could be negatively affected by changes in online search and meta-search algorithms and dynamics or traffic-generating arrangements."

In recent years, we experienced significant increases in our cancellation rates, which negatively affected our marketing efficiency and results of operations. However, from the third quarter of 2018 until the fourth quarter of 2019, our cancellation rates generally decreased, which benefited our marketing efficiency and results of operations. Since the COVID-19 pandemic we have experienced unprecedented increases in cancellation rates which negatively impacted our marketing efficiency and results of operations. For example, increased cancellations have resulted in increased customer service costs, as well as higher than normal cash outlays to refund consumers for prepaid reservations, however, we have seen recent improvements in these trends as the cancellation rate has been trending towards the more normal levels that we observed prior to the COVID-19 pandemic. While we saw an improvement in cancellation rate trends in May and June 2020 as compared to March and April 2020, it is uncertain whether this trend will continue as any resurgence of the pandemic leading to reinstituted travel restrictions, shelter in place rules and reduced willingness to travel will likely result in increased cancellation rates. Further, we have observed a higher share of our newly-booked room nights to be made with a flexible cancellation policy in the second quarter of 2020, as compared to the first quarter of 2020 and the corresponding period in 2019, which could result in higher than normal cancellation rates in future quarters.

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

As noted earlier, our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. As a result, both the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars are affected by foreign currency exchange rate changes.  However, for the three and six months ended June 30, 2020, movements in foreign currency exchange rates had little or no impact on our performance metrics and financial results. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. Historically, the aggregate principal value of our Euro-denominated long-term debt and accrued interest thereon provided a hedge against the impact of foreign currency exchange rate fluctuations on the net assets of one of our Euro functional currency subsidiaries. Beginning in the second quarter of 2019, we have only designated certain portions of the aggregate principal value of our Euro-denominated debt as a hedge, and as a result we have recognized foreign currency transaction gains or losses. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Foreign currency transactions and other" in the Unaudited Consolidated Statement of Operations (see Note 6 to our Unaudited Consolidated Financial Statements). For more information, see Part II, Item 1A, Risk Factors - "We are exposed to fluctuations in foreign currency exchange rates."

We generally enter into derivative instruments to minimize the impact of foreign currency exchange rate fluctuations on our transactional balances denominated in currencies other than the functional currency. In periods prior to the second quarter of 2020, we also entered into derivative instruments to minimize the impact of short-term foreign currency exchange rate fluctuations on the translation of our consolidated operating results into U.S. Dollars. However, these instruments were short-term in nature and not designed to hedge against currency fluctuations that could impact growth rates for our gross bookings or revenues. In the second quarter of 2020, we did not enter into such derivative instruments as the impact of the COVID-19 pandemic on our operating results were highly uncertain. We will continue to evaluate the use of derivative instruments in the future. (See Note 6 to our Unaudited Consolidated Financial Statements for additional information related to our derivative contracts).

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

Many national governments have conducted or are conducting investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. Some countries have adopted or proposed legislation that could also affect business practices within the online travel industry. For example, France, Italy, Belgium and Austria have passed legislation prohibiting parity contract clauses in their entirety. Also, a number of governments are investigating or conducting information-gathering exercises with respect to compliance by OTCs with consumer protection laws, including practices related to the display of search results and search ranking algorithms, claims regarding discounts, disclosure of charges and availability, and similar messaging. For more information on these investigations and their potential effects on our business, see Note 13 to our Unaudited Consolidated Financial Statements and Part II, Item 1A, Risk Factors - "Our business is subject to various competition/anti-trust, consumer protection and online commerce laws, rules and regulations around the world, and as the size of our business grows, scrutiny of our business by legislators and regulators in these areas may intensify." In addition to the price parity and consumer protection investigations, from time to time national competition authorities, other governmental agencies, trade associations and private parties take legal actions, including commencing legal proceedings, that may affect our operations.  In general, increased regulatory focus on online businesses, including online travel businesses like ours, could result in increased compliance costs or otherwise adversely affect our business.

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

For several years, we experienced an expansion of the booking window (the average time between the making of a travel reservation and the travel), which impacts the relationship between our gross bookings (recognized at the time of booking) and our revenues (recognized at the time of check-in).  However, we saw a contraction of the booking window throughout 2018 and 2019. Due to the impact of the COVID-19 pandemic on our booking trends, we saw an initial expansion in the booking window versus the comparable prior-year period as an increased percentage of newly-booked room nights were made for travel occurring further in the future. More recently in June, the booking window for newly-booked room nights did not expand year-over-year and is now more in line with the booking window we observed in June 2019. Future changes in the length of the booking window will affect the degree to which our gross bookings and revenues occur in the same period and, as a result, whether our gross bookings growth rates and revenue growth rates converge or diverge.

In addition, the date on which certain holidays fall can have an impact on our quarterly results.  For example, in 2019, Easter fell on April 21 and Easter-related travel began in the second quarter, when the associated revenue was recognized. By comparison, in 2018, Easter was on April 1 and a meaningful amount of Easter-related travel began in the week leading up to the holiday with the associated revenue being recognized in the first quarter of 2018.  As a result of the shift in Easter timing relative to 2018, our first quarter 2019 year-over-year growth rates in revenue, operating income and operating margins were negatively impacted and our second quarter 2019 year-over-year growth rates were positively impacted.  In 2020, Easter fell on April 12, in the second quarter as it did in 2019, and as a result we did not experience a meaningful impact to our year-over-year growth rates in 2020 from the Easter holiday. Further, due to the significant reduction in travel demand related to the COVID-19 pandemic, we do not expect the timing of the Easter holiday to have a meaningful impact on our growth rates in 2021. The timing of other holidays such as Ramadan can also impact our quarterly year-over-year growth rates.

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
We review long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The assessment of possible impairment is based upon the ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related asset group. Due to the significant and negative financial impact of the COVID-19 pandemic, at March 31, 2020, we performed the recoverability test of our long-lived assets and concluded there was no impairment. No additional impairment indicators were identified as of June 30, 2020.
We test goodwill for impairment annually and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test goodwill at a reporting unit level.

Our annual goodwill impairments tests are performed as of September 30. Due to the significant and negative financial impact of the COVID-19 pandemic, we performed an interim period goodwill impairment test at March 31, 2020. Under the current goodwill impairment standard adopted in the first quarter of 2020, a goodwill impairment loss is measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill (see Note 1 to our Unaudited Consolidated Financial Statements). No additional impairment indicators were identified as of June 30, 2020.
As of March 31, 2020, the estimated fair value of each of our reporting units, except the OpenTable and KAYAK reporting unit, substantially exceeded its respective carrying value. For OpenTable and KAYAK, we recognized a goodwill impairment charge of $489 million for the three months ended March 31, 2020, which is not tax-deductible, resulting in an adjusted carrying value of goodwill for OpenTable and KAYAK of $1.5 billion at March 31, 2020. The goodwill impairment was primarily driven by a significant reduction in the forecasted near-term cash flows of OpenTable and KAYAK as well as the significant decline in comparable companies' market values as a result of the COVID-19 pandemic.
The estimated fair value of OpenTable and KAYAK was determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and a market approach (applying the recent decline in enterprise values of comparable publicly-traded companies to the recently calculated fair value for OpenTable and KAYAK as well as applying comparable company multiples).
The income approach estimates fair value utilizing long-term growth rates and discount rates applied to the cash flow projection. In the cash flow projection, we assumed that OpenTable and KAYAK will experience a significant decline in near-term cash flows with a recovery to 2019 levels of financial performance occurring in 2023. The shape and timing of the recovery is a key assumption in our fair value calculation (both in the income and market approaches), however, it is highly uncertain whether the actual recovery will match the trajectory or magnitude of our assumptions. If the timing of recovery to 2019 levels of financial performance were to occur in 2022 or 2024, the impact to the estimated fair value, at March 31, 2020, ranges from an increase of over $230 million to a decrease of over $410 million.
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

Valuation of Investments in Private Companies

        See Note 5 to our Unaudited Consolidated Financial Statements for additional information related to the investments in private companies. The fair value of these investments are measured using unobservable inputs when little or no market data is available ("Level 3 inputs"). See Note 6 to our Unaudited Consolidated Financial Statements for additional information.

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

        Our investments in private companies accounted for as debt securities had an aggregate estimated fair value of $250 million at June 30, 2020, which includes the Grab investment with an estimated fair value of $200 million. We measured these investments with a "Level 3" valuation using management's estimates that incorporate current market participant expectations of future cash flows considered alongside recent financing transactions of the investees and other relevant information.

        We performed an impairment analysis on the investment in Didi Chuxing at March 31, 2020 considering the impact of the COVID-19 pandemic, which resulted in an adjusted carrying value of $400 million at March 31, 2020 and June 30, 2020. No additional impairment indicators were identified as of June 30, 2020. As discussed below, we used unobservable inputs in order to determine fair value.  We used an income approach in estimating the fair value of Didi Chuxing.  The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on a company’s weighted- average cost of capital, and is adjusted to reflect the risks inherent in its cash flows. The key unobservable inputs and ranges used include the weighted average cost of capital (12%-14%), terminal Earnings before income taxes, depreciation and amortization (“EBITDA”) Multiple (13x-15x), volatility (60%-70%) and an estimated time to liquidity of 4 years. Significant changes in any of these inputs in isolation would have resulted in significantly different fair value measurements. Generally, a change in the assumption used for terminal EBITDA multiples would result in a directionally similar change in the fair value and a change in the assumption used for weighted average cost of capital or volatility would result in a directionally opposite change in the fair value.

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

Results of Operations
Three and Six Months Ended June 30, 2020 compared to the Three and Six Months Ended June 30, 2019

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

Accommodation room nights, rental car days and airline tickets reserved through our services for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)		Decrease
	2020	2019	Decrease	2020	2019
Room nights	28	213	(86.7)%	152	430	(64.6)%
Rental car days	2	21	(90.4)%	14	40	(65.2)%
Airline tickets	—	2	(69.7)%	2	4	(39.1)%

Accommodation room nights, rental car days and airline tickets reserved through our services each declined for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, due to the COVID-19 pandemic which drove a substantial decline in new travel bookings and significantly increased cancellation rates.

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the three and six months ended June 30, 2020 and 2019 were as follows (numbers may not total due to rounding):

	Three Months Ended June 30, (in millions)		Decrease	Six Months Ended June 30, (in millions)		Decrease
	2020	2019		2020	2019
Agency	$1,536	$18,638	(91.8)%	$9,856	$38,316	(74.3)%
Merchant	771	6,401	(88.0)%	4,844	12,133	(60.1)%
Total	$2,307	$25,039	(90.8)%	$14,700	$50,449	(70.9)%

Gross bookings decreased by 90.8% and 70.9% for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019 (decreased on a constant-currency basis by approximately 91% and 71%, respectively), almost entirely due to the 86.7% and 64.6% decline in accommodation room night reservations for the three and six months ended June 30, 2020, respectively, as well as a decline in accommodation ADRs of approximately 35% and 18% on a constant-currency basis for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019. We believe that unit growth rates and growth in total gross bookings on a constant-currency basis, which excludes the impact of foreign currency exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

Agency gross bookings are derived from travel-related transactions where we do not facilitate payments from travelers for the travel services provided. Agency gross bookings decreased by 91.8% and 74.3% for the three and six months ended

June 30, 2020, respectively, compared to the three and six months ended June 30, 2019, almost entirely due to a decrease in gross bookings from agency accommodation room night reservations at Booking.com.

Merchant gross bookings are derived from services where we facilitate payments from travelers for the travel services provided. Merchant gross bookings decreased by 88.0% and 60.1% for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019, almost entirely due to a decrease in gross bookings from our merchant accommodation reservation services at Booking.com, agoda and priceline. Merchant gross bookings for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, declined less than agency gross bookings due to stronger growth of merchant gross bookings early in the six-month period as Booking.com had been expanding its merchant accommodation reservation services prior to the COVID-19 pandemic.

Revenues

Online travel reservation services

Substantially all of our revenues are generated by providing online travel reservation services, which facilitate online travel purchases between travel service providers and travelers.

        Revenues from online travel reservation services are classified into two categories:

•Agency. Agency revenues are derived from travel-related transactions where we do not facilitate payments from travelers for the services provided. Agency revenues consist almost entirely of travel reservation commissions. Substantially all of our agency revenue is from Booking.com agency accommodation reservations.

•Merchant. Merchant revenues are derived from travel-related transactions where we facilitate payments from travelers for the services provided, generally at the time of booking. Merchant revenues include (1) travel reservation commissions and transaction net revenues (i.e., the amount charged to travelers less the amount owed to travel service providers) in connection with our merchant reservation services; (2) credit card processing rebates and customer processing fees; and (3) ancillary fees, including travel-related insurance revenues and certain global distribution system ("GDS") reservation booking fees. Substantially all merchant revenues are derived from transactions where travelers book accommodation reservations or rental car reservations.

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

	Three Months Ended June 30, (in millions)		Decrease	Six Months Ended June 30, (in millions)		Decrease
	2020	2019		2020	2019
Agency revenues	$357	$2,607	(86.3)%	$1,781	$4,556	(60.9)%
Merchant revenues	245	959	(74.5)%	904	1,562	(42.1)%
Advertising and other revenues	28	284	(90.1)%	233	569	(59.1)%
Total revenues	$630	$3,850	(83.7)%	$2,918	$6,687	(56.4)%

Total revenues for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, decreased by 83.7% and 56.4%, respectively (decreased on a constant-currency basis by approximately 83% and 55%, respectively). A significant majority of the year-over-year decrease was related to revenues from our accommodation reservation services. Total revenues for the six months ended June 30, 2020 were negatively impacted by a reduction in revenue of $63 million for refunds paid or estimated to be payable to travelers as a result of the COVID-19 pandemic where we have agreed to provide free cancellation for certain non-refundable reservations without a corresponding estimated expected recovery from the travel service providers (see Notes 1 and 2 to the Unaudited Consolidated Financial Statements).

Agency revenues decreased by 86.3% and 60.9% for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019, due to the impacts of the COVID-19 pandemic.

        Merchant revenues decreased by 74.5% and 42.1% for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019, due primarily to decreases in gross bookings from our merchant accommodation reservation services and merchant rental car reservation services due to the impacts of the COVID-19 pandemic.

Advertising and other revenues decreased by 90.1% and 59.1%, for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019, primarily due to the COVID-19 pandemic, which resulted in a decline in consumer demand for the travel and restaurant-related services offered by KAYAK and OpenTable.

Total revenues as a percentage of gross bookings was 27.3% for the three months ended June 30, 2020, as compared to 15.4% for the three months ended June 30, 2019, due primarily to experiencing cancellations with a value exceeding the value of new bookings in the month of April 2020, which caused April 2020 gross bookings to be negative while April 2020 revenue remained positive but at a very low level. Total revenues as a percentage of gross bookings was 19.8% for the six months ended June 30, 2020, as compared to 13.3% for the six months ended June 30, 2019 due primarily to timing of booking versus travel as revenue benefited from travel early in the six-month period ended June 30, 2020 before the COVID-19 pandemic, as well as the aforementioned impact of cancellations being larger than new gross bookings in the month of April 2020.

Our international businesses accounted for approximately $0.5 billion and $2.5 billion of our total revenues for the three and six months ended June 30, 2020, respectively, compared to $3.4 billion and $5.9 billion for the three and six months ended June 30, 2019, respectively. Total revenues attributable to our international businesses for the three and six months ended June 30, 2020 decreased by 84.8% and 57.3%, respectively, compared to the three and six months ended June 30, 2019 (decreased on a constant-currency basis by approximately 85% and 56%, respectively). Total revenues attributable to our U.S. businesses decreased 73.7% and 49.1%, for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019.

Operating Expenses

Marketing expenses

	Three Months Ended June 30, (in millions)		Decrease	Six Months Ended June 30, (in millions)		Decrease
	2020	2019		2020	2019
Marketing expenses	$211	$1,367	(84.6)%	$1,062	$2,560	(58.5)%
% of Total revenues	33.5%	35.5%		36.4%	38.3%

        We rely on marketing channels to generate a significant amount of traffic to our websites. Marketing expenses consist primarily of the costs of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; (4) offline and online brand marketing; and (5) other performance-based marketing and incentives. For the three and six months ended June 30, 2020, our marketing expense declined significantly due to reduced travel demand as a result of the COVID-19 pandemic. We adjust our marketing spend based on our growth and profitability objectives, as well as the travel demand and expected ROIs in our marketing channels. Marketing expense as a percentage of total revenues decreased for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019 primarily due to actions we took to reduce our brand and performance marketing spend in response to the reduced travel demand.

Sales and Other Expenses

	Three Months Ended June 30, (in millions)		Decrease	Six Months Ended June 30, (in millions)		Increase
	2020	2019		2020	2019
Sales and other expenses	$131	$248	(47.0)%	$508	$463	9.7%
% of Total revenues	20.9%	6.5%		17.4%	6.9%

Sales and other expenses consist primarily of: (1) credit card and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3)

customer chargeback provisions and fraud prevention expenses associated with merchant transactions; (4) customer relations costs; and (5) provisions for expected credit losses, primarily related to agency accommodation commission receivables and prepayments to certain customers. For the three months ended June 30, 2020, sales and other expenses, which are substantially variable in nature, decreased compared to the three months ended June 30, 2019 due primarily to a decrease in expenses related to transactions processed on a merchant basis, as well as lower call center expenses. Sales and other expenses increased for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, due to an increase in expected credit loss expenses of $195 million primarily resulting from the impact of the COVID-19 pandemic (see Notes 1 and 7 to the Unaudited Consolidated Financial Statements), partially offset by lower expenses related to a decrease in transactions processed on a merchant basis, as well as lower call center expenses.

Personnel

	Three Months Ended June 30, (in millions)		Decrease	Six Months Ended June 30, (in millions)		Decrease
	2020	2019		2020	2019
Personnel	$452	$619	(26.9)%	$936	$1,120	(16.4)%
% of Total revenues	71.8%	16.1%		32.1%	16.7%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes, and employee health and other benefits. Personnel expenses decreased during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to $100 million of government aid benefit, of which $84 million has been received as of June 30, 2020. Personnel expenses decreased during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to the aforementioned government aid we received as well as a decrease in stock-based compensation expense of $70 million, which is impacted by reduced financial performance as a result of the COVID-19 pandemic. Stock-based compensation expense was $77 million and $83 million for the three and six months ended June 30, 2020, respectively, compared to $79 million and $153 million for the three and six months ended June 30, 2019. Headcount as of June 30, 2020 decreased 7% compared to June 30, 2019, primarily due to restructuring actions taken at agoda, KAYAK and OpenTable in the second quarter of 2020 as well as a general company-wide hiring freeze.
General and Administrative

	Three Months Ended June 30, (in millions)		Decrease	Six Months Ended June 30, (in millions)		Decrease
	2020	2019		2020	2019
General and administrative	$104	$180	(43.3)%	$305	$371	(18.2)%
% of Total revenues	16.3%	4.7%		10.4%	5.5%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) personnel-related expenses such as travel, relocation, recruiting and training expenses; (3) fees for outside professionals, including litigation expenses; and (4) indirect taxes such as travel transaction taxes and digital services taxes. General and administrative expenses decreased during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, due to lower personnel-related expenses associated with a general company-wide freeze on non-essential travel and entertainment and employee hiring due to the COVID-19 pandemic, lower office expenses due to employees working remotely, and lower professional service fees. The decrease for the six months ended June 30, 2020 is driven by the aforementioned factors and is partially offset by increased indirect taxes, which increased by $16 million for the six months ended June 30, 2020.

Information Technology

	Three Months Ended June 30, (in millions)		Decrease	Six Months Ended June 30, (in millions)		Increase
	2020	2019		2020	2019
Information technology	$70	$70	(0.9)%	$148	$135	9.2%
% of Total revenues	11.1%	1.8%		5.1%	2.0%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) outsourced data center and cloud computing costs; (3) payments to contractors; and (4) data communications and other expenses associated with operating our services. Information technology expenses decreased during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, due to decreased cloud computing costs. Information technology expenses increased during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, due to increased software license fees and outsourced data center costs.

Depreciation and Amortization

	Three Months Ended June 30, (in millions)		Decrease	Six Months Ended June 30, (in millions)		Decrease
	2020	2019		2020	2019
Depreciation and amortization	$112	$119	(5.2)%	$229	$235	(2.5)%
% of Total revenues	17.9%	3.1%		7.9%	3.5%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation of computer equipment; (3) amortization of internally-developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. Depreciation and amortization expenses decreased during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, as a result of decreased depreciation of computer equipment, amortization of intangible assets and depreciation of leasehold improvements, partially offset by increased internally-developed software amortization expenses.

Restructuring and other exit costs

	Three Months Ended June 30, (in millions)		Increase	Six Months Ended June 30, (in millions)		Increase
	2020	2019		2020	2019
Restructuring and other exit costs	$34	$—	N/A	$34	$—	N/A
% of Total revenues	5.5%	N/A		1.2%	N/A

During the three months ended June 30, 2020, we took restructuring actions at our agoda, KAYAK and OpenTable brands in response to the expected long-term impact of the COVID-19 pandemic on our business, and as a result incurred restructuring charges amounting to $34 million, primarily related to employee severance and benefits (see Note 14 to the Unaudited Consolidated Financial Statements). The restructuring actions at our agoda, KAYAK and OpenTable brands resulted in a reduction of our workforce of approximately 1,700 employees and furloughs of over 150 employees. As a result, we expect to realize annualized costs savings of approximately $75 million related to personnel expenses.

Impairment of Goodwill

	Three Months Ended June 30, (in millions)		Increase	Six Months Ended June 30, (in millions)		Increase
	2020	2019		2020	2019
Impairment of goodwill	$—	$—	N/A	$489	$—	N/A
% of Total revenues	N/A	N/A		16.7%	N/A

        During the three months ended March 31, 2020, we recorded an impairment charge to goodwill related to OpenTable and KAYAK, which is not tax-deductible, of $489 million (see Note 8 to our Unaudited Consolidated Financial Statements and Critical Accounting Policies and Estimates included in this Management's Discussion and Analysis of Financial Condition and Results of Operations).

Other Income (Expense)

	Three Months Ended June 30, (in millions)		Increase (decrease)	Six Months Ended June 30, (in millions)		Increase (decrease)
	2020	2019		2020	2019
Interest income	$12	$34	(65.6)%	$44	$69	(37.0)%
Interest expense	(96)	(68)	40.7%	(160)	(134)	19.1%
Net gains on marketable equity securities	835	17	4,899.5%	528	468	12.9%
Impairment of investment	—	—	N/A	(100)	—	N/A
Foreign currency transactions and other	(58)	(23)	146.3%	(32)	(31)	(3.4)%
Total	$693	$(40)	(1,818.5)%	$280	$372	(24.8)%

Interest income decreased for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, primarily due to lower average invested balances of marketable securities and lower yields as well as increased usage of investments classified as cash equivalents.

Interest expense increased for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, primarily due to interest expense attributable to our Senior Notes and Convertible Senior Notes issued in April 2020.

Net gains on marketable equity securities for the three and six months ended June 30, 2020 and 2019 are principally related to the gains on our equity investment in Meituan Dianping and the gains (losses) on our equity investments in Trip.com Group (see Note 5 to our Unaudited Consolidated Financial Statements for additional information).

Impairment of investment for the six months ended June 30, 2020 is related to our investment in Didi Chuxing recorded in the three months ended March 31, 2020 (see Notes 5 and 6 to our Unaudited Consolidated Financial Statements and Critical Accounting Policies and Estimates included in this Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information).

Foreign currency transactions and other includes foreign currency gains or losses on derivative contracts, foreign currency transaction gains or losses, including costs related to foreign currency transactions, and net realized gains or losses on investments and other income or expense.

Foreign currency transactions and other for the three months ended June 30, 2020 includes foreign currency losses on derivative contracts of $8 million and foreign currency transaction losses of $50 million. Foreign currency transactions and other for the three months ended June 30, 2019 includes foreign currency gains on derivative contracts of $8 million and foreign currency transaction losses of $42 million. The foreign currency transaction losses for the three months ended June 30, 2020 and 2019, include losses of $55 million and $19 million, respectively, related to the portion of our Euro-denominated debt that was not designated as a net investment hedge.
Foreign currency transactions and other for the six months ended June 30, 2020 includes foreign currency losses on derivative contracts of $31 million and foreign currency transaction gains of $4 million. Foreign currency transactions and other for the six months ended June 30, 2019 includes foreign currency losses on derivative contracts of $5 million and foreign currency transaction losses of $38 million. The foreign currency transaction gains (losses) for the six months ended June 30, 2020 and 2019, include losses of $22 million and $19 million, respectively, related to the portion of our Euro-denominated debt that was not designated as a net investment hedge.

In addition, foreign currency transactions and other included net realized losses of $1 million for the six months ended June 30, 2020 and net realized gains of $10 million and $11 million for the three and six months ended June 30, 2019, respectively, from sales of investments in debt securities.

Income Taxes

	Three Months Ended June 30, (in millions)			Six Months Ended June 30, (in millions)		Increase (decrease)
	2020	2019	Change	2020	2019
Income tax expense	$87	$228	(62.2)%	$64	$431	(85.2)%
% of income (loss) before income taxes	41.4%	18.9%		(12.4)%	19.8%

Our 2020 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the non-deductible goodwill impairment charge related to OpenTable and KAYAK, certain non-deductible expenses relative to lower worldwide earnings, and the valuation allowance recorded against the deferred tax assets generated from the impairment of certain long-term investments, partially offset by the benefit of the Netherlands Innovation Box Tax (discussed below) and U.S. state tax benefits. Our 2019 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below), partially offset by the effect of higher international tax rates.

Our effective tax rate was higher for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to discrete U.S. tax charges related to unrealized gains on equity securities, as well as certain non-deductible expenses relative to lower worldwide earnings, partially offset by higher U.S. state tax benefits.

We incurred a pre-tax loss and recorded an income tax provision during the six months ended June 30, 2020, which resulted in a negative effective tax rate. The difference in our effective tax rate for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, is primarily due to the non-deductible goodwill impairment charge related to OpenTable and KAYAK, discrete U.S. tax charges related to unrealized gains on equity securities, certain non-deductible expenses relative to lower worldwide earnings, and the valuation allowance recorded against the deferred tax asset generated from the impairment of certain long-term investments.

A portion of Booking.com's earnings during the three and six months ended June 30, 2020 and 2019 qualified for Innovation Box Tax treatment under Dutch tax law. For the three and six months ended June 30, 2019, this resulted in a significant beneficial impact on our effective tax rate for that period. For the three and six months ended June 30, 2020, our effective tax rate also benefited from the Innovation Box Tax. In 2019, the Dutch government approved a reduction in its corporate income tax rate from 25% to 21.7%, effective in 2021. Furthermore, the Dutch government has proposed an increase in the Innovation Box Tax rate from 7% to 9%, which, if enacted, could be effective beginning in 2021. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not innovative or for any other reason, could substantially increase our effective tax rate and adversely impact our results of operations and cash flows in future periods. See Part II, Item 1A, Risk Factors - "We may not be able to maintain our 'Innovation Box Tax' benefit."

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

        Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, our ability to meet debt covenant requirements, our operating performance and our credit ratings. If our credit ratings were to be downgraded, or financing sources were to ascribe higher risk to our rating levels or our industry, our access to capital and the cost of any financing would be negatively impacted. There is no guarantee that additional debt financing will be available in the future to fund our obligations, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding. In addition, the terms of future debt agreements could include more restrictive covenants than those we are currently subject to, which could restrict our business operations. For more information, see Part II, Item 1A, Risk Factors - "Our liquidity, credit ratings and ongoing access to capital could be materially and negatively affected by the impacts of the COVID-19 pandemic."

At June 30, 2020, we had $13.4 billion in cash, cash equivalents and long-term investments, of which approximately $4.1 billion is held by our international subsidiaries. Cash, cash equivalents and long-term investments held by our international subsidiaries are denominated primarily in U.S. Dollars, Hong Kong Dollars and Euros. Cash equivalents and long-term investments are principally comprised of money market funds, time deposits and certificates of deposit, convertible debt securities of Trip.com Group, Meituan Dianping equity securities and our investments in private companies (see Notes 5 and 6 to the Unaudited Consolidated Financial Statements). In May 2020, the Company's May 2015 investment of $250 million in Trip.com Group's convertible notes was repaid upon maturity.

In the six months ended June 30, 2020, we realized $2.2 billion in cash from the sales and maturity of our investments in government and corporate debt securities. In addition, we sold our entire investment in Trip.com Group ADSs, with a cost basis of $655 million for $525 million.

At June 30, 2020, we had a remaining transition tax liability of $1.1 billion as a result of the Tax Cuts and Jobs Act (the "Tax Act"), which included $922 million reported as "Long-term U.S. transition tax liability" and $152 million included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet. This liability will be paid over the next six years. In accordance with the Tax Act, generally, future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by us.

In the first quarter of 2020, we made a prepayment of the Netherlands income taxes of 660 million Euros ($717 million) to earn prepayment discounts. Due to the impact of the COVID-19 pandemic, we requested a refund of this amount from the Dutch tax authorities and it was received in April 2020.

In August 2019, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. The revolving credit facility provides for the issuance of up to $80 million of letters of credit as well as borrowings of up to $100 million on same-day notice, referred to as swingline loans. The proceeds of loans made under the facility can be used for working capital and general corporate purposes, including acquisitions, share repurchases and debt repayments. At June 30, 2020, there were no borrowings outstanding and $3 million of letters of credit issued under the facility. The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to our ability to borrow thereunder. In April 2020, we amended the revolving credit facility, pursuant to which the maximum leverage ratio covenant has been suspended through and including the quarter ending March 31, 2021, and has been replaced with a minimum liquidity covenant based on unrestricted cash, cash equivalents, short-term investments and unused capacity under the revolving credit facility. Beginning with the quarter ending June 30, 2021, the minimum liquidity covenant will cease to apply and the maximum leverage ratio covenant will again be in effect. At June 30, 2020, we were in compliance with the minimum liquidity covenant. There can be no assurance that we will be able to meet either the minimum liquidity covenant or the maximum leverage ratio covenant, as applicable, at any particular time, and our ability to borrow under the revolving credit facility depends on compliance with the applicable covenant. Further, the lenders have the right to require repayment of any amounts borrowed under the facility if we are not in compliance with the applicable covenant (see Note 9 to the Unaudited Consolidated Financial Statements). As a result, we have not taken into account the availability of the revolving credit facility in evaluating our ability to meet our minimum liquidity requirements.

In June 2020, in connection with the maturity of our Convertible Senior Notes due June 2020 (the "2020 Notes"), we paid $1.0 billion to satisfy the aggregate principal amount due and paid an additional $245 million in satisfaction of the conversion value in excess of the principal amount. In addition, our Convertible Senior Notes due September 2021 (the “2021 Notes”) are reported as current liabilities in the Consolidated Balance Sheet at June 30, 2020 as the holders will have the right to convert all or any portion of the 2021 Notes beginning on June 15, 2021, regardless of our stock price (see Note 9 to the
Unaudited Consolidated Financial Statements).
In April 2020, we issued Senior Notes due April 13, 2025 with an interest rate of 4.10% for an aggregate principal amount of $1.0 billion, Senior Notes due April 13, 2027 with an interest rate of 4.50% for an aggregate principal amount of $750 million and Senior Notes due April 13, 2030 with an interest rate of 4.625% for an aggregate principal amount of $1.5 billion. In addition, in April 2020, we issued $863 million aggregate principal amount of Convertible Senior Notes due May 1, 2025 with an interest rate of 0.75%. The proceeds from the issuance of these Senior Notes and Convertible Senior Notes can be used for general corporate purposes, which may include repayment of debt, including the repayment, at maturity or upon conversion prior thereto, of our outstanding Convertible Senior Notes (see Note 9 to the Unaudited Consolidated Financial Statements).

During the six months ended June 30, 2020, we repurchased 680,000 shares of our common stock for an aggregate cost of $1.3 billion. At June 30, 2020, we had a remaining aggregate amount of $10.4 billion authorized by our Board of Directors to repurchase our common stock. We have not repurchased any shares in the second quarter of 2020 and the third quarter of 2020 to date under this stock repurchase authorization and do not intend to initiate any repurchases under this authorization until we have better visibility into the shape and timing of a recovery from the COVID-19 pandemic.

        In September 2016, we signed a turnkey agreement to construct an office building for Booking.com’s future headquarters in the Netherlands. Upon signing this agreement, we paid 43 million Euros ($48 million) for the acquired land-use rights. In addition, since signing the turnkey agreement we have made several progress payments principally related to the construction of the building. As of June 30, 2020, we have paid 178 million Euros ($204 million) and had a remaining obligation of 84 million Euros ($94 million) at June 30, 2020, related to the turnkey agreement. The contractual obligation was reduced by 9 million Euros ($10 million) during the three months ended June 30, 2020. The remaining obligation will be paid through mid-2022, when we anticipate construction will be complete. In addition to the turnkey agreement, we have a remaining obligation at June 30, 2020 to pay 71 million Euros ($80 million) over the remaining initial term of the acquired land lease, which expires in 2065. We have made and will continue to make additional capital expenditures to fit out and furnish the office space. See Note 13 to the Unaudited Consolidated Financial Statements for additional information related to our commitments and contingencies.
        At June 30, 2020 and December 31, 2019, we had lease obligations of $650 million and $690 million, respectively. Additionally, at June 30, 2020 and December 31, 2019, we had, in the aggregate, $102 million and $79 million, respectively, of non-cancellable purchase obligations individually greater than $10 million.
        At June 30, 2020 and December 31, 2019 there were $176 million and $160 million, respectively, standby letters of credit and bank guarantees issued on behalf of us, primarily related to payment guarantees to third-party payment processors.
        We have taken and are taking actions to improve our liquidity including, but not limited to, raising additional capital through the issuance of Senior Notes and Convertible Senior Notes as disclosed above, reducing capital expenditures and operating expenses by significantly reducing marketing spend worldwide and working to eliminate non-essential operating costs, monitoring the financial health of our partners, suppliers and other third-party relationships, implementing a general company-wide hiring freeze and initiating certain personnel actions such as furloughs and workforce reductions. However, whether as a result of the COVID-19 pandemic or otherwise, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business plans, either of which could have a material adverse effect on our business, our ability to compete or our future growth prospects, financial condition and results of operations. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be diluted. We may not generate sufficient cash flow from operations in the future, revenue growth or sustained profitability may not be realized, and future borrowings or equity sales may not be available in amounts sufficient to make anticipated capital expenditures, finance our strategies or repay our indebtedness.

Cash Flow Analysis

For the six months ended June 30, 2020, net cash used in operating activities was $258 million, as compared to net cash provided by operating activities of $1.9 billion for the six months ended June 30, 2019. The change is primarily due to the negative impact of the COVID-19 pandemic to our businesses and financial results, partially offset by the impact of the payment of $403 million in 2019 to French tax authorities to preserve our right in order to contest certain tax assessments in court (see Note 13 to our Unaudited Consolidated Financial Statements).

Net cash used in operating activities for the six months ended June 30, 2020 was $258 million, resulting from a net loss of $577 million and an unfavorable net change in working capital and other long-term assets and liabilities of $547 million, partially offset by a favorable impact from adjustments for non-cash items of $866 million. Non-cash items were principally associated with impairment of goodwill, provision for expected credit losses and chargebacks, depreciation and amortization, impairment of investment and net gains on marketable equity securities. For the six months ended June 30, 2020, prepaid expenses and other current assets decreased by $248 million, primarily due to the refund for overpayment from a vendor and lower prepayment to third-party payment processors due to decreases in business volumes as a result of the COVID-19 pandemic. For the six months ended June 30, 2020, accounts receivable decreased by $805 million and deferred merchant bookings and other current liabilities decreased by $1.6 billion primarily due to decreases in business volumes as a result of the COVID-19 pandemic.

Net cash provided by operating activities for the six months ended June 30, 2019 was $1.9 billion, resulting from net income of $1.7 billion and a favorable impact from adjustments for non-cash items of $204 million, offset by net unfavorable changes in working capital and other long-term assets and liabilities of $11 million. Non-cash items were principally associated with net unrealized gains on marketable equity securities, depreciation and amortization and stock-based compensation expense. For the six months ended June 30, 2019, prepaid expenses and other current liabilities increased by $584 million, primarily related to the prepayments of the Netherlands income taxes, net of utilization during the period, of $486 million to earn prepayment discounts and an increase in prepayments to suppliers of $97 million. For the six months ended June 30, 2019, accounts receivable increased by $523 million primarily related to increases in business volumes. For the six months ended June 30, 2019, accounts payable, accrued expenses and other current liabilities increased by $1.5 billion primarily related to growth in our merchant transactions and increases in business volumes. Net change in other long-term assets and liabilities of $417 million was due to the increase in other long-term assets related to the payment of $403 million to French tax authorities in order to preserve our right to contest the assessments in court (see Note 13 to our Unaudited Consolidated Financial Statements).

Net cash provided by investing activities for the six months ended June 30, 2020 was $2.8 billion, principally resulting from the proceeds from sales and maturities of investments of $3.0 billion, net of purchases of $72 million. Net cash provided by investing activities for the six months ended June 30, 2019 was $6.2 billion, principally resulting from the proceeds from sales and maturities of investments of $7.0 billion, net of purchases of $0.6 billion.  Cash invested in the purchase of property and equipment was $150 million and $199 million in the six months ended June 30, 2020 and 2019, respectively.

Net cash provided by financing activities was $1.6 billion for the six months ended June 30, 2020, almost entirely resulting from the proceeds from the issuance of long-term debt of $4.1 billion, partially offset by payments for the repurchase of common stock of $1.3 billion and payments for the conversion of convertible notes of $1.2 billion. Net cash used in financing activities was $5.5 billion for the six months ended June 30, 2019, principally resulting from payments for the repurchase of common stock.

Contingencies

French tax authorities conducted audits of Booking.com for the years 2003 through 2012 and 2013 through 2015 and currently are conducting an audit for the years 2016 through 2018. They are asserting that Booking.com has a permanent establishment in France and are seeking to recover what they claim are unpaid income and value-added taxes. In December 2015, the French tax authorities issued Booking.com assessments related to tax years 2006 through 2012 for approximately 356 million Euros, the majority of which represents penalties and interest.  As a result of a formal demand from the French tax authorities for payment of the amounts assessed for the years 2006 through 2012, in January 2019, we paid the assessments of approximately 356 million Euros ($403 million) in order to preserve our right to contest those assessments in court. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, does not constitute an admission that we owe the taxes and will be refunded (with interest) to us to the extent we prevail. If we are unable to resolve the matter with the French tax authorities, we plan to challenge the assessments in the French courts. The French tax authorities have issued other tax assessments for other years for which demand for payment has not been made. We have not recorded a liability in connection with any of the French tax assessments as we believe that Booking.com has been, and continues to be, in compliance with French tax law, and we are contesting the assessments. Additional assessments could result when the French tax authorities complete the outstanding audits. For additional information related to the French tax assessments and our other contingent liabilities, see Note 13 to our Unaudited Consolidated Financial Statements and Part II, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities."

Off-Balance Sheet Arrangements

At June 30, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

During the six months ended June 30, 2020, we sold our investments in government and corporate debt securities other than our investments in Trip.com Group convertible senior notes (see Note 5 to the Unaudited Consolidated Financial Statements). Our investments in Trip.com Group convertible seniors notes are more sensitive to the equity market price volatility of Trip.com Group's American Depositary Shares ("ADSs") than changes in interest rates. The estimated fair value of our Trip.com Group convertible senior notes will likely increase as the market price of Trip.com Group's ADSs increases and will likely decrease as the market price of Trip.com Group's ADSs falls.

At June 30, 2020 and December 31, 2019, the outstanding aggregate principal amount of our debt was $11.8 billion and $8.7 billion, respectively. We estimate that the fair value of such debt was approximately $13.0 billion and $9.8 billion at June 30, 2020 and December 31, 2019, respectively. The estimated fair value of the Company's debt in excess of the outstanding principal amount primarily relates to the Senior Notes and the Convertible Senior Notes issued in April 2020. Excluding the effect on the fair value of our convertible senior notes, a hypothetical 100 basis point (1.0%) decrease in interest rates would have resulted in an increase in the estimated fair value of our other debt of approximately $562 million and $325 million at June 30, 2020 and December 31, 2019, respectively. Our convertible senior notes are more sensitive to the equity market price volatility of our shares than changes in interest rates. The fair value of the convertible senior notes will likely increase as the market price of our shares increases and will likely decrease as the market price of our shares falls.

Our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our international businesses are translated from local currencies (principally Euros and British Pounds Sterling) into U.S. Dollars. If the U.S. Dollar weakens against the local currencies, the translation of these foreign-currency-denominated balances will result in increased net assets, gross bookings, revenues, operating expenses and net income. Similarly, our net assets, gross bookings, revenues, operating expenses and net income will decrease if the U.S. Dollar strengthens against the local currencies. However, for the three and six months ended June 30, 2020, movements in foreign currency exchange rates had little or no impact on our performance metrics and financial results. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. Additionally, foreign currency exchange rate fluctuations on transactions, denominated in currencies other than the functional currency, result in gains and losses that are reflected in our Unaudited Consolidated Statements of Operations.

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

We enter into foreign currency forward contracts to hedge our exposure to the impact of movements in foreign currency exchange rates on our transactional balances denominated in currencies other than the functional currency. In periods prior to the second quarter of 2020, we also entered into foreign currency derivative contracts to hedge translation risks from short-term foreign currency exchange rate fluctuations for the Euro, British Pound Sterling and certain other currencies versus the U.S. Dollar. In the second quarter of 2020, we did not enter into such derivative instruments as the impact of the COVID-19 pandemic on our operating results were highly uncertain. We will continue to evaluate the use of derivative instruments in the future. (See Note 6 to our Unaudited Consolidated Financial Statements for additional information).

We are exposed to equity price risk as it relates to changes in fair values of our investments in equity securities of publicly-traded companies and private companies.  Due to the impact of the COVID-19 pandemic (see Note 1 to the Unaudited Consolidated Financial Statements) on the business of the investee and the estimated decline in the value of our investment, we recorded a significant impairment charge related to our investment in a private company in the three months ended March 31, 2020 (see Notes 5 and 6 to the Unaudited Consolidated Financial Statements). The estimated fair values of our investments in equity securities of publicly-traded companies and private companies, excluding certain investments classified as debt securities for accounting purposes, were $1.8 billion and $401 million, respectively, at June 30, 2020, and $1.8 billion and $501 million, respectively, at December 31, 2019.  Our investments in private companies, excluding certain investments classified as debt securities for accounting purposes, are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. A hypothetical 10% decrease in the fair values of these investments at June 30, 2020 and December 31, 2019 would have resulted in a loss before tax of approximately $220 million and $230 million, respectively, being recognized in net income.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe we have not experienced any material impact on our internal control over financial reporting as a result of the COVID-19 pandemic and the resulting remote working conditions. We continue to monitor and assess the effectiveness and design of our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of any material legal proceedings to which we are a party, and updates thereto, is included in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2020, and is incorporated into this Item 1 by reference thereto.

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

In December 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China, and has since spread to other regions, including Europe and the United States. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak was a global pandemic (the "COVID-19 pandemic"). In response to the COVID-19 pandemic, many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, including quarantine restrictions after travel in certain locations, shelter-in-place orders, required closures of non-essential businesses and additional restrictions on businesses as part of re-opening plans. These government mandates have forced many of the partners on whom our business relies, including hotels and other accommodation providers, airlines and restaurants, to seek government support in order to continue operating, to curtail drastically their service offerings, to file for bankruptcy protection or to cease operations entirely. Further, these measures have materially adversely affected, and may further adversely affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and our workforce, operations and customers.

The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in travel and restaurant activities and consumer demand for related services. Our financial results and prospects are almost entirely dependent on the sale of such travel and restaurant-related services. Although it is impossible to accurately predict the ultimate impact of the COVID-19 pandemic and any resurgences of the pandemic on our business, our results for the quarter ended June 30, 2020 were significantly and negatively impacted, with a material decline in gross bookings, room nights booked, total revenues, net income and cash flow from operations, as compared to the corresponding period in 2019. Newly-booked room night reservations, excluding the impact of cancellations, declined rapidly as the COVID-19 pandemic spread, and decreased by over 85% in April 2020 as compared to April 2019, but have steadily improved to a decrease of approximately 50% in June 2020 as compared to June 2019. We expect to continue to see severely reduced new travel and restaurant reservation bookings as compared to 2019 levels for the foreseeable future, which will have a materially adverse impact on our business, financial condition, results of operations and cash flows.

Due to the uncertain and rapidly evolving nature of current conditions around the world, we are unable to predict accurately the impact that the COVID-19 pandemic will have on our business going forward. We currently expect, however, that the COVID-19 pandemic will impact our financial performance for the quarter ended September 30, 2020 less significantly than it impacted the quarter ended June 30, 2020, primarily because we have seen a general improvement in our business since April 2020, as an increasing number of markets and locations have eased government restrictions, including those related to travel and restaurant activities. However, in certain markets and locations, we have seen a reversal of the improving trends in recent weeks as a result of rising COVID-19 case counts and a resulting implementation of travel restrictions. With the continued spread of COVID-19 in the United States and various other countries, we expect the COVID-19 pandemic and its effects to continue to have a significant adverse impact on our business for the duration of the pandemic, during any resurgences of the pandemic and during the subsequent economic recovery, which could be an extended period of time.

The extent of the effects of the COVID-19 pandemic on our business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments. These include, but are not limited to, the severity, extent and duration of the global pandemic, including any resurgence of the pandemic, and its impact on the travel and restaurant industries and consumer spending more broadly; actions taken by national, state and local governments to contain the disease or treat its impact, including travel restrictions and bans, required closures of non-essential businesses, constraints on businesses during reopening transitions and aid and economic stimulus efforts; the effect of the changes in hiring levels and remote working arrangements that we have implemented on our operations, including the health and productivity of management and our employees, and our ability to maintain our financial reporting processes and related controls; the impact on our contracts and relationships with our partners, including the impact as a result of invoking force majeure provisions; our ability to withstand increased cyberattacks that we and many businesses are experiencing; the speed and extent of the recovery across the broader travel ecosystem, including the speed at which customers feel comfortable traveling again once restrictions on travel have been lifted; and the duration, timing and severity of the impact on customer spending, including the length and the severity of the economic recession resulting from the pandemic. The pandemic may continue to expand throughout the world and/or worsen in areas that had seen progress in reducing or containing the disease, which could continue to affect our business. Also, existing restrictions in affected regions could be extended after the virus has been contained in order to avoid relapses.

Our business is dependent on the availability of a large number of accommodations (particularly independently-owned accommodations) and restaurants, and on the ability of consumers to travel to such accommodations and restaurants on airlines, railways and rental cars. The ability of consumers to travel internationally has been significantly impacted by the various travel restrictions between countries, including for example, the European Union’s restriction on travelers from the United States. We do not expect economic and operating conditions for our business to improve until consumers are once again willing and able to travel, and our travel service provider and restaurant partners are once again willing and able to serve those consumers. This may not occur until well after the broader global economy begins to improve. Additionally, our business is also dependent on consumer sentiment and discretionary spending patterns. Increased unemployment resulting from the COVID-19 pandemic, such as that experienced in the European Union and the United States, is likely to have a negative impact on consumer discretionary spending, including for the travel and restaurant industries. Even if economic and operating conditions for our business improve, we cannot predict the long-term effects of the pandemic on our business or the travel and restaurant industries as a whole. If the travel and restaurant industries are fundamentally changed by the COVID-19 pandemic in ways that are detrimental to our operating model, our business may continue to be adversely affected even as the broader global economy recovers.

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
Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, our ability to meet debt covenant requirements, our operating performance and our credit ratings. Since the COVID-19 pandemic, there has been increased volatility in the financial and securities markets, which has generally made access to capital less certain and increased the cost of obtaining new capital. Further, if our credit ratings were to be downgraded or if financing sources were to ascribe higher risk to our rating levels, our industry or us, our access to capital and the cost of any financing would be negatively impacted. We currently have $2.0 billion available under our revolving credit facility, which provides an additional potential source of liquidity. The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to our ability to borrow thereunder. In April 2020, we amended the revolving credit facility, pursuant to which the maximum leverage ratio covenant has been suspended through and including the quarter ending March 31, 2021, and has been replaced with a minimum liquidity covenant based on unrestricted cash, cash equivalents, short-term investments and unused capacity under this revolving credit facility. At June 30, 2020, we were in compliance with the minimum liquidity covenant. Beginning with the quarter ending June 30, 2021, the minimum liquidity covenant will cease to apply and the maximum leverage ratio covenant will again be in effect. There can be no assurance that we will be able to meet either the minimum liquidity covenant or the maximum leverage ratio covenant, as applicable, at any particular time, and our ability to borrow under the revolving credit facility depends on compliance with the applicable covenant. Further, the lenders have the right to require repayment of any amounts borrowed under the facility if we are not in compliance with the applicable covenant.
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

Certain governments have passed or are considering legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid, and some of these governments have extended or are considering extending these programs. We have participated in several of these programs, including the Netherlands' wage subsidy program, the United Kingdom's job retention scheme and certain other jurisdictions' programs. In some cases, these programs restrict the ability of participating companies to take certain actions, such as restructurings, while participating in the program, though we are not currently under any such restrictions. Additionally, in certain jurisdictions, there has been public scrutiny of government aid beneficiaries, including us, and as a result, our reputation could be harmed by participating in these programs.

Impairments of goodwill, long-term investments and long-lived assets, increases in provisions for expected credit losses on receivables from and cash advances made to our travel service provider and restaurant partners and increases in cash outlays to refund consumers for prepaid reservations have a negative impact on our results of operations.
As a result of the deterioration of our business due to the COVID-19 pandemic, we evaluated goodwill, long-term investments and long-lived assets for possible impairment as of March 31, 2020. As a result of this evaluation, we determined that our goodwill relating to OpenTable and KAYAK experienced a decline in value due to the COVID-19 pandemic, and therefore we recognized a non-deductible goodwill impairment charge of $489 million as of March 31, 2020. The determination of the fair value reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding OpenTable and KAYAK’s expected growth rates and operating margin, expected length and severity of the impact from the COVID-19 pandemic and the shape and timing of the subsequent recovery, as well as other key assumptions with respect to matters outside of our control, such as discount rates and market comparables. The evaluation requires significant judgments and estimates and actual results could be materially different than those judgments and estimates utilized in the fair value estimate. No additional impairment indicators were identified as of June 30, 2020. Future events and changing market conditions may lead us to re-evaluate the assumptions reflected in the current forecast disclosed above, particularly the assumptions related to the length and severity of the COVID-19 pandemic and the shape and timing of the subsequent recovery, which may result in a need to recognize an additional goodwill impairment charge, which could have a material adverse effect on the our results of operations. See Note 8 to the Unaudited Consolidated Financial Statements for additional information related to the impairment charge.

In addition, given the volatility in global markets and the financial difficulties faced by many of our travel service provider and restaurant partners as a result of the COVID-19 pandemic, we have increased our provision for expected credit losses on receivables from and cash advances made to our travel service provider and restaurant partners. For the six months ended June 30, 2020, there was a $195 million increase in expected credit loss expense compared to the same period in the prior year. Moreover, due to the high level of cancellations of existing reservations, we have incurred, and may continue to incur, higher than normal cash outlays to refund consumers for prepaid reservations. In some instances, we do not estimate a recovery of prepayment already made to a travel service provider where we have agreed to provide free cancellations to customers for non-refundable reservations, and this has resulted in an aggregate reduction in revenue of $63 million for the six months ended June 30, 2020. Any additional significant increase in our provision for expected credit losses on receivables from and cash advances made to travel service provider and restaurant partners, and any additional significant increase in cash outlays to consumers, would have a corresponding negative effect on our results of operations and related cash flows.

We face risks associated with the restructuring of our business.

Due to the impact of the COVID-19 pandemic on our business volumes, we have taken or intend to take actions to reduce the size of our workforce, and there could be further reductions in the size of our workforce and/or consolidations to optimize efficiency. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends for more information on the workforce reductions. We have incurred and expect to incur charges related to the reductions in the workforce, changes in our facilities requirements, contract terminations and other non-cash charges, and there could be unanticipated costs in the future. Implementation of these restructuring actions presents several significant risks, including the potential negative impact on employee morale and productivity, the loss of talented employees that we would not otherwise want to lose, difficulty retaining valuable key employees that have not been terminated, adverse impact on our culture, diversion of attention away from operating our business, public scrutiny, personnel capacity constraints, adverse effects on our internal control environment, actual or perceived disruption of service to our customers and hampering of our ability to grow, develop innovative products and compete, any of which could adversely impact our business and reputation. If we do not successfully manage the restructurings, the anticipated efficiencies and cost savings may be delayed or not realized. Risks associated with managing the restructurings effectively include unforeseen delays in the implementation of workforce reductions, delays in completing required consultations with works councils or other relevant organizations or in obtaining any required approvals, regulatory impediments or litigation. Any of these risks associated with the implementation or management of the restructurings could adversely impact our business, results of operations and/or reputation.

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

        Political uncertainty, conditions or events, such as the United Kingdom’s transition out of the European Union ("Brexit"), including uncertainty in the implementation of Brexit and other political concerns, can also negatively affect consumer spending and adversely affect travel demand. In the past, and prior to the significantly changed circumstances brought on by the onset of the COVID-19 pandemic, we experienced volatility in transaction growth rates, increased cancellation rates and weaker trends in accommodation average daily rates ("ADRs") across many regions of the world, particularly in those countries that appear to be most affected by economic and political uncertainties, which we believed were due at least in part to these macro-economic conditions and concerns. Further economic or political disruptions beyond those resulting from the COVID-19 pandemic could cause, contribute to or be indicative of deteriorating macro-economic conditions, which in turn could negatively affect travel to or from such countries or the travel industry in general and therefore have an adverse impact on our results of operations. While lower occupancy rates have historically resulted in accommodation providers increasing their distribution of accommodation reservations through third-party intermediaries such as us, our remuneration for accommodation reservation transactions changes proportionately with price, and therefore, lower ADRs generally have a negative effect on our accommodation reservation business and on our revenues and results of operations. As a result of the COVID-19 pandemic and its material adverse impact on travel, we have generally seen a significant decrease in occupancy rates and ADRs.

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

        In addition to the impact of the COVID-19 pandemic described earlier in this section, other events beyond our control, such as oil prices, stock market volatility, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, fires, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as coronaviruses, Ebola and Zika, political instability, changes in economic conditions, wars and regional hostilities, imposition of taxes, tariffs or surcharges by regulatory authorities, changes in trade policies or trade disputes, changes in immigration policies or other travel restrictions, travel-related accidents or increased focus on the environmental impact of travel, have previously and may in the future disrupt travel, limit the ability or willingness of travelers to visit certain locations or otherwise result in declines in travel demand and adversely affect our business and results of operations. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services and our relationships with travel service providers and other partners, any of which can adversely affect our business and results of operations. Prior to the COVID-19 pandemic, certain jurisdictions, particularly in Europe, were considering regulations intended to address the issue of "overtourism", including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Once the COVID-19 pandemic and its impact subsides, such regulations could adversely affect travel to, or our ability to offer accommodations in, such markets, which could negatively impact our business, growth and results of operations.

        Intense competition could reduce our market share and harm our financial performance.

        We compete globally with both online and traditional travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, constantly evolving and subject to rapid change, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have significantly more customers or users, consumer data and financial and other resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market and has grown rapidly in this area, including by offering a flight meta-search product ("Google Flights"), a hotel meta-search product ("Google Hotel Ads"), a vacation rental meta-search product, its "Book on Google" reservation functionality, Google Travel, a planning tool that aggregates its flight, hotel and packages products in one website, and by integrating its hotel meta-search products into its Google Maps app. Google has also integrated restaurant information and reservations into the Google Maps app. In addition, Amazon has previously experimented with online travel, and has partnered with Booking.com to provide travel deals to Prime users in certain countries and with an OTC in India to offer domestic flights through Amazon Pay. Moreover, as the economy and the travel industry recover from the impact of the COVID-19 pandemic, the structure of the travel industry or consumer preferences could change in ways that could disadvantage us and benefit certain of our existing competitors or new entrants. For example, as a result of the COVID-19 pandemic and the resulting international travel restrictions and social distancing practices, there has been a shift in favor of domestic travel and alternative accommodations. This shift could benefit competitors that are more well established in domestic markets and alternative accommodations than we are. As a result, our historical strengths may not provide the competitive advantages that they did prior to the pandemic. If we are unable to successfully adapt to any changes in how the travel industry operates or to changes in the ways in which consumers purchase travel services, our ability to compete, and therefore our business and results of operations, would be adversely affected.

We currently, or may in the future, compete with a variety of companies, including:
•online travel reservation services such as Expedia, Hotels.com, Hotwire, Orbitz, Travelocity, Wotif, Cheaptickets, ebookers, HotelClub, RatesToGo and CarRentals.com, which are owned by Expedia Group, Traveloka (in which Expedia Group holds a minority interest) and Despegar/Decolar (in which Expedia Group holds a minority interest); Trip.com Group (in which we hold a small minority interest), Trip.com (which is owned by Trip.com Group), Tongcheng-eLong (in which Trip.com Group holds a significant minority interest), ezTravel (in which Trip.com Group holds a majority interest) and MakeMyTrip (in which Trip.com Group holds a significant minority interest); Hotel Reservation Service (HRS) and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, CarTrawler, Meituan Dianping (in which we hold a small minority interest), Rakuten, Jalan (which is owned by Recruit), Fliggy (which is owned by Alibaba), HotelTonight (which is owned by Airbnb), CheapOair and eDreams ODIGEO;

•online accommodation search and/or reservation services that are currently focused primarily on alternative accommodations, including individually owned properties such as homes and apartments, such as Airbnb, Vrbo (which is owned by Expedia Group), Tujia (in which Trip.com Group and Expedia Group hold investments) and Xiaozhu;

•large online companies, including search, social networking and marketplace companies such as Google, Facebook, Alibaba, Tencent, Amazon and Baidu;

•traditional travel agencies, travel management companies, wholesalers and tour operators, many of which combine physical locations, telephone services and online services, such as Carlson Wagonlit, American Express, BCD Travel, Egencia and Expedia Partner Solutions (which are owned by Expedia Group), Concur (which is owned by SAP), TUI, Webjet and Hotelbeds Group, as well as thousands of individual travel agencies around the world;

•travel service providers such as accommodation providers, rental car companies and airlines, many of which have their own branded online platforms to which they drive business, including large hotel chains such as Marriott International, Hilton and Intercontinental Hotel Group and emerging hotel chains such as OYO Rooms, as well as joint efforts by travel service providers such as Room Key, an online hotel reservation service owned by several major hotel companies;

•online travel search and price comparison services (generally referred to as "meta-search" services), such as Google Flights, Google Hotel Ads, Google's vacation rental meta-search product, TripAdvisor, trivago (in which Expedia Group holds a majority interest), Qunar (which is controlled by Trip.com Group) and Skyscanner (which is owned by Trip.com Group);

•online restaurant reservation services, such as LaFourchette and Bookatable (which are owned by TripAdvisor), SeatMe (which is owned by Yelp), Zomato, Quandoo (which is owned by Recruit) and Resy (which is owned by American Express);

•companies offering new rental car business models or car- or ride-sharing services that affect demand for rental cars, some of which have developed innovative technologies to improve efficiency of point-to-point transportation and extensively utilize mobile platforms, such as Uber, Lyft, Gett, Zipcar (which is owned by Avis), Turo, BlaBlaCar, Didi Chuxing (in which we hold a small minority interest), Grab (in which we hold a small minority interest), Go-Jek and Ola; and

•companies offering technology services and software solutions to travel service providers, including large global distribution systems ("GDSs"), such as Amadeus, Sabre and Travelport, and hospitality software platforms, such as Oracle and Shiji.

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
Recent years have seen significant volatility in the exchange rate between the Euro, the British Pound Sterling, the U.S. Dollar and other currencies. Significant fluctuations in foreign currency exchange rates can affect consumer travel behavior. For example, the strengthening of the U.S. Dollar relative to the Euro in 2015 made it more expensive for Europeans to travel to the United States. Consumers traveling from a country whose currency has weakened against other currencies may book lower ADR accommodations, choose to shorten or cancel their international travel plans or choose to travel domestically rather than internationally, any of which could adversely affect our gross bookings, revenues and results of operations, in particular when expressed in U.S. Dollars. However, as a result of the travel restrictions and health concerns arising from the COVID-19 pandemic, we do not believe the exchange rates have significantly altered consumer behavior recently. Since the COVID-19 pandemic, there has been volatility and weakening in the Euro and the British Pound Sterling relative to the U.S. Dollar. If a foreign currency weakens relative to the U.S. Dollar, foreign-currency denominated net assets, gross bookings, revenues, operating expenses and net income are lower when they are expressed in U.S. Dollars.
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

We intend to continue to improve the accommodation choices available for reservation on our platforms, however the growth rate of the number of accommodations on our platforms may vary in part as a result of removing accommodations from our platforms from time to time. We have seen a year-over-year increase in the number of accommodations removed from our platform during the COVID-19 pandemic, and we may see further accommodation removals in the future due to increases in property closures or changes in ownership. Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because alternative accommodations are often either a single unit or a small collection of independent units, these properties generally represent more limited booking opportunities than hotels, motels and resorts, which generally have more units to rent per property. Further, alternative accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors or may not be available at peak times due to use by the property owners. We also experience lower profit margins with respect to alternative accommodation properties due to certain additional costs related to offering these accommodations on our platforms. As we increase our alternative accommodation business, these different characteristics negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our platforms, we expect that our room-night growth rate and property growth rate will continue to diverge over time (since each such alternative accommodation property has fewer booking opportunities). As a result of the foregoing, as the percentage of alternative accommodation properties increases, the number of reservations per property will likely continue to decrease.

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
        The number of our employees worldwide has grown from approximately 9,500 at December 31, 2013 to approximately 25,000 at June 30, 2020, which growth is mostly comprised of hires by our international operations. Changes in our workforce may make it more difficult to hire, train, retain, motivate and manage the required employees. Historically, our brands operated on a largely independent basis and many of them focused on particular services or geographies. As we look to develop the Connected Trip and pursue our other strategic objectives, we are increasing the collaboration, cooperation and interdependency among our brands. As we manage this shift, in addition to managing any changes in our workforce, whether due to organic growth, growth through acquisitions, workforce reductions or restructurings, we may find it difficult to maintain the beneficial aspects of our corporate culture at the brand companies and throughout the organization as a whole. In addition, as travel recovers from the COVID-19 pandemic, any future expansion or shift increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and administrative, legal, tax, internal control and financial reporting functions. Our current and planned employees, systems, procedures and controls may not be adequate to support and effectively manage growth and increased complexity, especially as we employ employees in multiple geographic locations around the world and increase the number and variety of our products and payment systems. The implementation of new information technology, payment, enterprise resource planning (ERP) or other systems could be disruptive and/or costly or we may experience difficulty successfully integrating new systems into existing systems or migrating to new systems from existing systems, any of which could adversely affect our business and results of operations.

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
Our online marketing efficiency, expressed as marketing expense as a percentage of revenues, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign currency exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs-per-click and reduce our marketing efficiency. We use third-party websites, including online search engines (primarily Google), meta-search and travel research services and affiliate marketing as the primary means of generating traffic to our websites. Growth of some of these channels had slowed prior to the COVID-19 pandemic. Historically our marketing expenses have increased significantly, however, we have experienced more moderate growth rates in recent years, and since the COVID-19 pandemic, our marketing expenses have declined significantly year-over-year. Our marketing efficiency has declined in recent years, a trend we expect to continue in the long term, though the rate of decrease may fluctuate and there may be periods of stable or increasing returns on investment ("ROIs") from time to time, and we cannot predict how our marketing efficiency will trend during the recovery from the COVID-19 pandemic. Further, at times we may pursue a strategy of increasing marketing ROIs, which could negatively affect our gross bookings and revenue growth rates. When evaluating our performance marketing spend generally, we consider several factors for each channel, such as the customer experience on the advertising platform, the incrementality of the traffic we receive and the anticipated repeat rate from a particular platform, as well as other factors. Currently, we have reduced our marketing spend significantly year-over-year and are generally limiting our performance marketing efforts to address particular booking characteristics that are identified as having a high likelihood of conversion and a low likelihood of cancellation under the current circumstances of the COVID-19 pandemic. Pursuing a strategy of improving marketing ROIs, as we did beginning in the third quarter of 2017 through the fourth quarter of 2018, along with factors such as competitors' actions in the bidding environment, the amount of marketing invested by these channels to generate demand and overall marketing platform traffic growth trends, which have shown volatility and long-term deceleration of growth rates, may also impact growth rates for marketing channels. Under market conditions excluding the impact of the COVID-19 pandemic impact, any reduction in our marketing efficiency could have an adverse effect on our business and results of operations, whether through reduced revenues or revenue growth, or through marketing expenses increasing faster than revenues and thereby reducing margins and earnings growth.
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
The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new service announcements, introductions and enhancements and changing consumer demands and preferences. These characteristics are changing at an even greater pace as OTCs and travel service providers seek to address consumer needs and preferences resulting from the COVID-19 pandemic. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the progress of technology adoption in various markets, including the continuing adoption of the internet and online commerce in certain geographies and the emergence and growth of the use of smartphones, tablets and other smart devices, including those with voice and artificial intelligence capabilities, for mobile e-commerce transactions. New developments in other areas, such as cloud computing, could make entering our markets easier for competitors due to lower upfront technology costs. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services and online platforms to evolving industry standards and local preferences and to continually innovate and improve the performance, features and reliability of our services and online platforms in response to competitive service offerings and the evolving demands of the marketplace. In particular, it is increasingly important for us to effectively offer our services on mobile devices through mobile apps and mobile-optimized websites and to tailor our services to varying devices and platforms. Any failure by us to successfully develop and achieve consumer adoption of our mobile platforms would have a material and adverse effect on our growth, market share, business and results of operations. Further, to the extent mobile devices or platforms enable users to block advertising content, our advertising revenue and our ability to market our brands and acquire new consumers may be negatively affected. We believe that ease-of-use, comprehensive functionality and the look and feel of our mobile platforms are increasingly competitively critical as consumers obtain more of their travel and restaurant services through mobile devices and platforms. As a result, we intend to continue to spend significant resources maintaining, developing and enhancing our mobile platforms and other technologies and platforms in the long term. Additionally, our ability to achieve our long-term strategy to build the Connected Trip depends on successfully integrating and developing new and evolving technologies, which is likely to require increased financial and personnel investments that could have an adverse impact on our results of operations until we achieve the expected return on these investments. However, these efforts may not be successful in improving the travel experience or retaining and attracting new customers, which would harm our business and results of operations. Further, technical innovation often results in bugs, vulnerabilities and other system failures. Any such bug, vulnerability or failure, especially in connection with a significant technical implementation or change, could result in lost business, harm to our brand or reputation, consumer complaints and other adverse consequences, any of which could adversely affect our business and results of operations.

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
The security of data when engaging in e-commerce is essential to maintaining consumer and travel service provider confidence in our services. Cyberattacks by individuals, groups of hackers and state-sponsored organizations are increasing in frequency and sophistication and are constantly evolving. For example, cyberattacks on organizations such as the targeted attack on Twitter accounts in July of this year have increased during the crisis of the COVID-19 pandemic. Any security breach whether instigated internally or externally on our systems or third-party systems could significantly harm our reputation and therefore our business, brand, market share and results of operations. Consumers who use certain of our services provide us with their credit card information. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data and prevent unauthorized access to our data or accounts. Computer circumvention capabilities, new discoveries or advances or other developments, including our own acts or omissions, could result in a compromise or breach of consumer data. For example, third parties may attempt to fraudulently induce employees, travel service provider partners or consumers to disclose user names, passwords or other sensitive information ("phishing"), which may in turn be used to access our information technology systems or to defraud our partners or consumers. Third parties may also attempt to take over consumer accounts by using passwords, usernames and other personal information obtained elsewhere to attempt to login to consumer accounts on our platforms. We have experienced targeted and organized phishing and account takeover attacks, which have increased recently during the COVID-19 pandemic, and we expect to continue to experience these events in the future. These risks are likely to increase as we expand our offerings, integrate our products and services, and store and process more data, including personal information. Our efforts to protect information from unauthorized access may be unsuccessful or may result in the rejection of legitimate attempts to book reservations through our services, any of which could result in lost business and could materially and adversely affect our business, reputation and results of operations.
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

In the operation of our business, we receive and store a large volume of personally identifiable data and payment information. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world. The European Union's General Data Protection Regulation (the "GDPR"), which is designed to unify data protection within the European Union under a single law, has resulted and will continue to result in significantly greater compliance burdens and costs for us.  Under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, could be imposed. Several data protection authorities have imposed significant fines on companies of various sizes across industry sectors for violations of the GDPR. The California Consumer Privacy Act (the "CCPA"), which went into effect in January 2020, has created new data privacy rights for users in California and has resulted and will continue to result in additional complexity and costs related to compliance. Many other jurisdictions continue to consider adopting or may adopt similar data protection regulations. These regulations are typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction as well as to give individuals greater rights and/or control over how their data is processed. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the recent invalidation of the EU-US Privacy Shield has altered one of the acceptable approaches upon which many companies have relied to ensure compliant data transfers between the European Union and the United States. Additionally, some of these regulations, such as the CCPA, give consumers a private right of action against companies for violations of these rules. While we have invested and continue to invest significant resources to comply with the GDPR, CCPA and other privacy regulations, many of these regulations are new, extremely complex and subject to interpretation. Non-compliance with these laws could result in negative publicity, damage to our reputation, significant penalties or other legal liability. If legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, our results of operations, financial condition or competitive position could be adversely affected.

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
Our existing security measures may not be successful in preventing attacks on our systems, and any such attack could cause significant interruptions in our operations. For instance, from time to time, we have experienced denial-of-service type attacks on our systems that have made portions of our websites slow or unavailable for periods of time. There are numerous other potential forms of attack, such as phishing, account takeover attacks, SQL injection (where a third party attempts to insert malicious code into our software through data entry fields in our websites in order to gain control of the system) and attempting to use our websites as a platform to launch a denial-of-service attack on another party, each of which could cause significant interruptions in our operations and potentially adversely affect the value of our brands, operations and results of operations or involve us in legal or regulatory proceedings. We expend significant resources in an attempt to prepare for and mitigate the effects of any such attacks. Reductions in the availability and response time of our online services could cause loss of substantial business volumes during the occurrence of any such attack on our systems and measures we may take to divert suspect traffic in the event of such an attack could result in the diversion of bona fide customers. These issues are more difficult to manage during any expansion of the number of places where we operate and the variety of services we offer, and as the tools and techniques used in such attacks become more advanced. Successful attacks could result in negative publicity, damage our reputation and prevent consumers from booking travel services, researching travel services or making restaurant reservations through us during the attack, any of which could cause consumers to use the services of our competitors, which would have a negative effect on the value of our brands, our market share, business and results of operations.
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
Although we believe that our tax filing positions are reasonable and comply with applicable law, we regularly review our tax filing positions, especially in light of tax law or business practice changes, and may change our positions or determine that previous positions should be amended, either of which could result in additional tax liabilities. The final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. To date, we have been audited in many taxing jurisdictions with no significant impact on our results of operations. If current or future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our results of operations, financial condition and cash flows. For example, Booking.com is the subject of tax proceedings in France and has been assessed approximately 465 million Euros, the majority of which represents penalties and interest. We believe that Booking.com has been, and continues to be, in compliance with French tax law, and we are contesting the assessments. In January 2019, we were required to pay the assessments for the years 2006 through 2012 (356 million Euros) in order to preserve our right to contest the assessments for that period in court, though the payment is not an admission that we owe the taxes. See Note 13 to our Unaudited Consolidated Financial Statements for more information regarding certain tax contingencies.
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
We rely on providers of accommodations, rental cars and airline tickets and on restaurants to make their services available to consumers through us. Our arrangements with travel service providers generally do not require them to make available any specific quantity of accommodation reservations, rental cars or airline tickets, or to make accommodation reservations, rental cars or airline tickets available in any geographic area, for any particular route or at any particular price. Similarly, our arrangements with restaurants generally do not require them to provide all of their available tables and reservations to customers through us. We are in regular dialogue with our major travel service providers about the nature and extent of their participation in our services. A significant reduction on the part of any of our major travel service providers or providers that are particularly popular with consumers in their participation in our services for a sustained period of time or their complete withdrawal, whether as a result of limitations on occupant capacity or business closures stemming from the COVID-19 pandemic or otherwise, could have a material adverse effect on our business, market share and results of operations. To the extent any of those major or popular travel service providers ceased to participate in our services in favor of one of our competitors' services or decided to require consumers to purchase services directly from them, our business, market share and results of operations could be harmed. During periods of higher occupancy rates, accommodation providers may decrease their distribution of accommodation reservations through third-party intermediaries like us, in particular through our discount services. Further, as consolidation among travel service providers increases, the potential adverse effect of a decision by any particular significant travel service provider (such as a large hotel chain, airline or rental car company) to withdraw from or reduce its participation in our services also increases. The COVID-19 pandemic has increased the risk that our travel service provider and restaurant partners voluntarily or involuntarily declare bankruptcy or otherwise cease or limit their operations, which could harm our business and results of operations. In particular, the potential harm to our business and results of operations is greater if there are bankruptcies or closures of larger partners such as airlines, hotel chains or large rental car companies. To the extent restaurants limit the availability of reservations through OpenTable or if a significant number of restaurants cease to participate in our services (whether as a result of the COVID-19 pandemic or otherwise) or if government orders restrict occupant capacity of any travel service providers or restaurants as a result of the COVID-19 pandemic, consumers may not continue to use our services and/or our revenues and results of operations could be adversely affected, especially if reservations during highly desirable times on high volume days are not made available through us.
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
In addition, competition for well-qualified employees in all aspects of our business, including software engineers, mobile communication talent and other technology professionals, is intense. Our international success in particular has led to increased efforts by our competitors and others to hire our international employees. These difficulties may be amplified by evolving restrictions on immigration, travel or availability of visas or work permits for skilled technology workers. Further, as a result of the COVID-19 pandemic, the potential for a long recovery period for the travel industry and our recent workforce reduction announcements, employees may not view employment with us as positively as they did prior to the pandemic, which would make retention of well-qualified employees more difficult. The competition for talent in our industry has in the past and may in the future increase our personnel expenses, which may adversely affect our results of operations. Our continued ability to compete effectively and to innovate and develop products, services, technologies and enhancements depends on our ability to attract, retain and motivate well-qualified employees. If we do not succeed in attracting well-qualified employees or retaining, training, managing and motivating existing employees, our business, competitive position, reputation and results of operations would be adversely affected.

Our business is subject to various competition/anti-trust, consumer protection and online commerce laws, rules and regulations around the world, and as the size of our business grows, scrutiny of our business by legislators and regulators in these areas may intensify.
        We, the travel industry and the technology industry generally are subject to competition/anti-trust and consumer protection laws and regulations around the world. These laws and regulations evolve and change, and their interpretation, application and enforcement can also change, be unpredictable or be affected by changing political or social pressures. As we expand our business into new areas, including our evolution towards the Connected Trip, we may become subject to additional laws and regulations. At times, online travel platforms, including us, have been the subject of investigations or inquiries by various national competition authorities ("NCAs") or other governmental authorities. For example, we have been and continue to be involved in investigations related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates, conditions or availability that are at least as favorable as those offered to other OTCs or through the accommodation provider's website. To resolve and close certain of the investigations, we have from time to time made commitments to the investigating authorities regarding future business practices or activities. For example, Booking.com has made commitments to several NCAs, including agreeing to narrow the scope of its parity arrangements, in order to resolve parity-related investigations.

We have also been involved in investigations or inquiries involving consumer protection matters. For example, the United Kingdom's NCA (the Competition and Markets Authority, or CMA) launched a consumer protection law investigation into the clarity, accuracy and presentation of information on hotel booking sites.  In connection with this investigation, in 2019, Booking.com, agoda and KAYAK, along with a number of other OTCs, voluntarily agreed to certain commitments with the CMA in resolution of this investigation without finding an infringement or an admission of wrongdoing by the OTCs involved. Among other things, the commitments provided to the CMA include showing prices inclusive of all mandatory taxes and charges, providing information about the effect of money earned on search result rankings on or before the search results page and making certain adjustments to how discounts and statements concerning popularity or availability are shown to consumers. The CMA has stated that it expects all market participants to adhere to the same standards, regardless of whether they formally signed the commitments. As a result of additional inquiries from other NCAs in the European Union, Booking.com has made similar commitments with the Consumer Protection Cooperation Network that became applicable in the European Union in June 2020. There are consumer protection investigations or inquiries in other countries as well, including in Brazil, and other countries may decide to investigate these or similar issues generally or with respect to specific businesses, including ours, and we are unable to predict the outcome of any such other investigations or inquiries.  To the extent that any such other investigations or inquiries result in additional commitments, fines, damages or other remedies, our business, financial condition and results of operations could be harmed.

        In light of the COVID-19 pandemic, certain travel service provider partners and consumers have issued complaints with NCAs to dispute our handling of force majeure provisions in our contracts with accommodation partners. As a result, NCAs could decide to investigate our handling of force majeure provisions, and if any NCA concludes the invocation of force majeure was inappropriate, there could be fines or other adverse impacts.
As markets evolve and NCAs or other governmental authorities continue to monitor our industry, new investigations of the industry generally or of us specifically could and have occurred, including revisiting issues that were the subject of prior investigations. For example, a working group of 10 European NCAs (France, Germany, Belgium, Hungary, Ireland, Italy, the Netherlands, Czech Republic, the United Kingdom and Sweden) was established by the European Commission to monitor the effects of the narrow parity clause in Europe. In July 2020, the European Commission announced that it will study the marketing and sale of hotel accommodations in six E.U. countries in 2021 by reviewing updated information on distribution arrangements in the sector to assess whether there have been changes relative to the earlier monitoring exercise. Also, while we believe that we are complying with our commitments, investigating authorities or third parties may determine that we are not complying with the commitments we have made and decide to pursue legal action to compel compliance or seek other remedies. Further, in September 2017 the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland and the investigation is ongoing. If there is an adverse outcome and Booking.com is unsuccessful in any appeal, Booking.com could be required to reduce its commissions in Switzerland.

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

        There is significant legislative and public focus on the technology industry, especially as technology companies become larger. In some instances, countries have passed legislation that goes further to restrict business activities than actions taken by NCAs or other regulatory authorities. For example, France, Italy, Belgium and Austria have passed legislation prohibiting parity contract clauses in their entirety. Additionally, the EU's Platform to Business Regulation regulates the relationship between online platforms such as Booking.com and European business users of online platforms. This new regulation requires online platforms to provide additional disclosure to European business partners, such as terms related to search result ranking and preferential pricing as well as provide for a mediation process to handle any disputes, among other changes. New laws and regulations and changing public perception relating to the technology industry could impact our services, require us to change our business practices or otherwise cause us to incur additional operating costs to comply with or address these developments. Further, as market conditions change as a result of investigations, litigation, legislation or political or social pressure, we may decide to voluntarily modify our business practices beyond what is required, the full effects of which may not be known when making the decision, but which could harm our competitive position and adversely affect our business and results of operations.

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
The services we offer and could offer in the future are subject to legal regulations (including laws, ordinances, rules, licensing requirements and other requirements and regulations) of national and local governments and regulatory authorities around the world, many of which are evolving and subject to the possibility of new or revised interpretations. Our ability to provide our services is and will continue to be affected by such regulations. For example, we offer optional rental car-related insurance products to customers protecting them against accidental damage to their rental vehicles, which subjects us to certain insurance regulations and related increased compliance costs and complexities, any of which could negatively impact our business and results of operations. Laws in some countries relating to data localization, registration as a travel agent and other local requirements could, if applicable to us, adversely affect our ability to conduct business in those countries. Any increase in the number or complexity of the laws and regulations applicable to us and our businesses could increase our compliance costs and burdens and negatively affect our business and results of operations.
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
Compliance with the laws and regulations of multiple jurisdictions increases our cost of doing business. These laws and regulations, which vary and sometimes conflict, include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and local laws which also prohibit corrupt payments to governmental officials or third parties, data privacy requirements, labor relations laws, tax laws, anti-trust or competition laws, U.S., E.U. or U.N. sanctioned country or sanctioned persons mandates, and consumer protection laws. Violations of these laws and regulations could result in fines and/or criminal sanctions against us, our officers or our employees and/or prohibitions on the conduct of our business. Any such violations could result in prohibitions on our ability to offer our services in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brands, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Even if we comply with these laws and regulations, doing business in certain jurisdictions could harm our reputation and brands, which could adversely affect our results of operations or stock price. In addition, these restrictions may provide a competitive advantage to our competitors unless they are also subject to comparable restrictions. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. We are also subject to a variety of other regulatory, legal and public policy risks and challenges in managing an organization operating in various countries, including those related to:
•regulatory changes or other government actions;

•additional complexity to comply with regulations in multiple jurisdictions, as well as overlapping or inconsistent legal regimes, in particular with respect to tax, labor, consumer protection, digital content, advertising, promotions, privacy and anti-trust laws;

•difficulties in transferring funds from or converting currencies in certain countries;

•reduced protection for intellectual property rights in some countries; and

•changes in social or political conditions or policies relating to a wide range of sustainability topics.

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

We rely on banks and other payment processors to execute certain components of the payments process. We generally pay these third parties interchange fees and other processing and gateway fees to help us facilitate payments from consumers to travel service providers. As a result, if we are unable to maintain our relationships with these third parties on favorable terms or if these fees are increased for any reason, our profit margin, business and results of operations could be harmed. Additionally, if these third parties experience service disruptions or if they cease operations (whether as a result of the COVID-19 pandemic or otherwise), consumers and travel service providers could have difficulty making or receiving payments, which could adversely impact our reputation, business and results of operations.
In addition, in the event that one of our major travel service providers voluntarily or involuntarily declares bankruptcy or otherwise ceases or limits operations, we could experience an increase in chargebacks from customers with travel reservations with such travel service provider and we could experience financial loss from certain prepayments made to such travel service provider if we are not able to recover the prepayment. The COVID-19 pandemic and its resulting impact on travel demand, the travel industry and the economy increases the risk of insolvency or disruption to the ability to provide services for our travel service providers, and in some cases, has already resulted in the insolvency or closure of travel service providers. As a result, if one of our major travel service providers declares bankruptcy or ceases or limits operations or if many travel service providers declare bankruptcy or cease or limit operations, it could adversely impact our business and results of operations.
Our stock price is highly volatile.
The market price of our common stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:
•financial or operating results that vary from the expectations of securities analysts and investors or our publicly-disclosed estimates;

•quarterly variations in our financial or operating results;

•changes in expectations as to our future financial or operating performance, including estimates by securities analysts and investors or our publicly-disclosed estimates of future performance;

•worldwide economic conditions in general and in Europe in particular;

•fluctuations in foreign currency exchange rates, particularly between the U.S. Dollar and the Euro;

•changes in interest rates;

•occurrence of a significant security breach;

•announcements of technological innovations or new services by us or our competitors;

•changes in our capital structure;

•changes in market valuations of other internet or online service companies;

•announcements by us or our competitors of price reductions, promotions, significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•loss of a major travel service provider participant, such as a hotel chain, rental car company or airline, from our services;

•changes in the status of our intellectual property rights;

•lack of success in the expansion of our business models geographically;

•business interruptions, such as may result from natural disasters, health concerns such as the COVID-19 pandemic or other events;

•announcements by third parties of significant claims or initiation of litigation proceedings against us or adverse developments in pending proceedings;

•additions or departures of key personnel; and

•trading volume fluctuations.

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
We have a substantial amount of outstanding indebtedness and we may incur substantial additional indebtedness in the future, including through public or private offerings of debt securities. Our outstanding indebtedness and any additional indebtedness we incur may have significant consequences, which may be amplified as our cash flow and earnings have decreased as a result of the COVID-19 pandemic and which could include:
•requiring the dedication of a portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures, share repurchases and acquisitions;

•increased vulnerability to downturns in our business, to competitive pressures and to adverse changes in general economic and industry conditions;

•decreased or lost ability to obtain additional financing on terms acceptable to us for working capital, capital expenditures, acquisitions, share repurchases or other general corporate purposes; and

•decreased flexibility when planning for or reacting to changes in our business and industry.

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
We maintain an investment portfolio of various holdings, types and maturities. Our portfolio typically includes marketable debt securities, equity securities of publicly-traded companies, the values of which are subject to market price volatility, and investments in private companies. Investments in government and corporate debt securities and preferred stock classified as debt securities for accounting purposes are generally classified as available-for-sale and, consequently, are recorded in our balance sheets at fair value with unrealized gains or losses, net of tax, reported in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. Credit losses on such investments are recorded in the Unaudited Consolidated Statement of Operations (see Note 5 to our Unaudited Consolidated Financial Statements). Changes in the fair values of our investments in publicly-traded equity securities are recognized in the Unaudited Consolidated Statement of Operations and these changes have had, and are likely to continue to have, a significant impact on our quarterly net income (or loss). Our investments in equity securities (other than those classified as debt securities for accounting purposes) of private companies are primarily measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, with changes in value also recognized in the Unaudited Consolidated Statement of Operations (see Note 5 to our Unaudited Consolidated Financial Statements).
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
        Our investments in private companies are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or ever become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced to the market. Further, our ability to liquidate any such investments is typically dependent on a liquidity event, such as a public offering or acquisition, as no public market exists for such securities. Valuations of privately-held companies are inherently complex and uncertain due to the lack of a liquid market for such securities. If we determine that any of our equity investments in such companies have experienced a decline in value, we are required to recognize the change in net income. For example, in the first quarter of 2020, we recognized an impairment of $100 million related to our investment in Didi that resulted from the negative impact of the COVID-19 pandemic on Didi's business. For investments classified as debt securities, any decline in value attributed to credit losses is also recognized in the Unaudited Consolidated Statements of Operations.

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
        We may decide to make minority investments, including through joint ventures, in which we have limited or no management or operational control. The controlling person in such a case may have business interests, strategies or goals that are inconsistent with ours, and decisions of the company or venture in which we invested may result in harm to our reputation or business or adversely affect the value of our investment. A substantial portion of our goodwill and intangible assets were acquired in acquisitions. If we determine that any of our goodwill and intangible assets, or any goodwill or intangible assets acquired in future transactions, experiences a decline in value, we may be required to record, as we did in the first quarter of 2020, an impairment (see Note 8 to our Unaudited Consolidated Financial Statements), which could materially adversely affect our results of operations. Further, we may issue shares of our common stock in these transactions, which could result in dilution to our stockholders.
We may not be able to successfully integrate acquired businesses or combine internal businesses.
        The integration of acquired businesses requires significant time and resources, and we may not manage these processes successfully. Further, as our businesses develop and market conditions change, we have integrated businesses that had been managed independently and integrated certain functions across businesses and we may do so in the future. These integrations may be of varying degree, depending on many factors such as business compatibility, strategic goals or geographic location, among others. Integrations are complex, often involve additional or unexpected costs and create a variety of issues and risks, including:
•disruption or harm to the businesses involved;

•disruption to our other businesses, including as a result of the need for management to spend time and attention on the integration;

•difficulty combining different company cultures, systems, reporting structures, titles and job descriptions and compensation schemes;

•problems retaining key personnel, in particular at the acquired or integrated company;

•loss of travel service providers, restaurants or partners of the acquired business; and

•difficulty implementing and maintaining effective controls, procedures and policies.

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
A "cookie" is a text file that is stored on a user's computer or mobile device. Cookies are common tools used by thousands of websites and mobile apps, including ours, to, among other things, store or gather information (e.g., remember log-on details so a user does not have to re-enter them when revisiting a website or opening an app), market to consumers and enhance the user experience. Cookies are valuable tools for platforms like ours to improve the customer experience and increase conversion. Many jurisdictions, including the European Union and more recently, California, have adopted regulations governing the use of "cookies." To the extent any such regulations require "opt-in" consent before certain cookies can be placed on a user's computer or mobile device, our ability to serve certain customers in the manner we currently do might be adversely affected and our ability to continue to improve and optimize performance on our platforms might be impaired, either of which could negatively affect a consumer's experience using our services and our business, market share and results of operations. Further, any failure to comply with such regulations could result in fines and harm to our reputation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended June 30, 2020.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 –	—	(1)	N/A	—	$10,420,229,500	(1)
April 30, 2020	543	(2)	1,373.52	N/A	N/A

May 1, 2020 –	—	(1)	N/A	—	$10,420,229,500	(1)
May 31, 2020	2,353	(2)	1,411.41	N/A	N/A

June 1, 2020 –	—	(1)	N/A	—	$10,420,229,500	(1)
June 30, 2020	10	(2)	1,616.58	N/A	N/A
Total	2,906		1,405.04	—	$10,420,229,500
 _____________________________
(1) Pursuant to a stock repurchase program announced on May 9, 2019, whereby we were authorized to repurchase up to $15.0 billion of our common stock.
(2) Pursuant to a general authorization, not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. The table above does not include adjustments in the three months ended June 30, 2020 to previously withheld share amounts (reduction of 127 shares) that reflect changes to the estimates of employee tax withholding obligations.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Amended and Restated By-Laws.
4.1(c)	Form of 4.100% Senior Note due 2025.
4.2(c)	Form of 4.500% Senior Note due 2027.
4.3(c)	Form of 4.625% Senior Note due 2030.
4.4(c)	Form of 0.750% Convertible Senior Note due 2025.
4.5(c)	Officers' Certificate, dated April 13, 2020, with respect to the 4.100% Senior Notes due 2025 issued pursuant to the Base Indenture.
4.6(c)	Officers' Certificate, dated April 13, 2020, with respect to the 4.500% Senior Notes due 2027 issued pursuant to the Base Indenture.
4.7(c)	Officers' Certificate, dated April 13, 2020, with respect to the 4.625% Senior Notes due 2030 issued pursuant to the Base Indenture.
4.8(c)	Indenture, dated as of April 14, 2020, between Booking Holdings Inc. and U.S. Bank National Association, as trustee, relating to the 0.75% Convertible Senior Notes due 2025 of Booking Holdings Inc.
10.1(d)	Amendment, dated as of April 7, 2020, to the Credit Agreement, dated as of August 14, 2019, by and among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included in Exhibit 101).
(a) Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 and incorporated herein by reference.
(b) Previously filed as an exhibit to the Current Report on Form 8-K filed on October 25, 2019 and incorporated herein by reference.
(c) Previously filed as an exhibit to the Current Report on Form 8-K filed on April 14, 2020 and incorporated herein by reference.
(d) Previously filed as an exhibit to the Current Report on Form 8-K filed on April 8, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKING HOLDINGS INC.
(Registrant)

Date:	August 6, 2020	By:	/s/ David I. Goulden
Name: David I. Goulden Title: Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)