Form 10-Q
period 2020-09-30
Booking Holdings Inc.
filed 2020-11-05
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Number of shares of Common Stock outstanding at October 29, 2020:

Common Stock, par value $0.008 per share	40,954,912
(Class)	(Number of Shares)

Booking Holdings Inc.
Form 10-Q

For the Three Months Ended September 30, 2020

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,197	$6,312
Short-term investments (Available-for-sale debt securities: Amortized cost of $998 at December 31, 2019)	—	998
Accounts receivable, net (Allowance for expected credit losses of $208 and $49, respectively)	859	1,680
Prepaid expenses and other current assets, net (Allowance for expected credit losses of $16 and $6, respectively)	527	843
Total current assets	12,583	9,833
Property and equipment, net	744	738
Operating lease assets	568	620
Intangible assets, net	1,838	1,954
Goodwill	1,865	2,913
Long-term investments (Includes available-for-sale debt securities: Amortized cost of $775 and $2,192, respectively)	3,672	4,477
Other assets, net (Allowance for expected credit losses of $38 at September 30, 2020)	875	867
Total assets	$22,145	$21,402

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,114	$1,239
Accrued expenses and other current liabilities	1,388	1,578
Deferred merchant bookings	487	1,561
Convertible debt	979	988
Total current liabilities	3,968	5,366
Deferred income taxes	1,006	876
Operating lease liabilities	401	462
Long-term U.S. transition tax liability	921	1,021
Other long-term liabilities	107	104
Long-term debt	10,829	7,640
Total liabilities	17,232	15,469

Commitments and Contingencies (see Note 13)

Stockholders' equity:
Common stock, $0.008 par value, Authorized shares: 1,000,000,000 Issued shares: 63,398,711 and 63,179,471, respectively	—	—
Treasury stock, 22,444,443 and 21,762,070 shares, respectively	(24,123)	(22,864)
Additional paid-in capital	5,779	5,756
Retained earnings	23,453	23,232
Accumulated other comprehensive loss	(196)	(191)
Total stockholders' equity	4,913	5,933
Total liabilities and stockholders' equity	$22,145	$21,402
See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Agency revenues	$1,723	$3,435	$3,504	$7,991
Merchant revenues	837	1,313	1,741	2,875
Advertising and other revenues	80	292	313	861
Total revenues	2,640	5,040	5,558	11,727
Operating expenses:
Marketing expenses	731	1,415	1,793	3,975
Sales and other expenses	129	276	637	739
Personnel, including stock-based compensation of $80, $79, $163 and $232, respectively	517	566	1,453	1,686
General and administrative	148	225	453	596
Information technology	71	71	219	206
Depreciation and amortization	115	117	344	352
Restructuring and other exit costs	41	—	75	—
Impairment of goodwill	573	—	1,062	—
Total operating expenses	2,325	2,670	6,036	7,554
Operating income (loss)	315	2,370	(478)	4,173
Other income (expense):
Interest income	5	44	49	113
Interest expense	(98)	(70)	(258)	(204)
Net gains (losses) on marketable equity securities	730	(49)	1,258	419
Impairment of investment	—	—	(100)	—
Foreign currency transactions and other	(117)	68	(149)	37
Total other income (expense)	520	(7)	800	365
Income before income taxes	835	2,363	322	4,538
Income tax expense	34	413	98	844
Net income	$801	$1,950	$224	$3,694
Net income applicable to common stockholders per basic common share	$19.56	$46.01	$5.46	$84.84
Weighted-average number of basic common shares outstanding (in 000's)	40,935	42,389	40,983	43,540
Net income applicable to common stockholders per diluted common share	$19.49	$45.54	$5.44	$84.06
Weighted-average number of diluted common shares outstanding (in 000's)	41,081	42,831	41,142	43,947

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$801	$1,950	$224	$3,694
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	42	(35)	(3)	(63)
Net unrealized (losses) gains on available-for-sale securities, net of tax	(5)	—	(2)	114
Total other comprehensive income (loss), net of tax	37	(35)	(5)	51
Comprehensive income	$838	$1,915	$219	$3,745

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 and 2019
(In millions, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, June 30, 2020	63,391	$—	(22,442)	$(24,119)	$5,699	$22,652	$(233)	$3,999
Net income	—	—	—	—	—	801	—	801
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	42	42
Net unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(5)	(5)
Exercise of stock options and vesting of restricted stock units and performance share units	8	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(2)	(4)	—	—	—	(4)
Stock-based compensation and other stock-based payments	—	—	—	—	80	—	—	80
Balance, September 30, 2020	63,399	$—	(22,444)	$(24,123)	$5,779	$23,453	$(196)	$4,913

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, December 31, 2019	63,179	$—	(21,762)	$(22,864)	$5,756	$23,232	$(191)	$5,933
Cumulative effect of adoption of accounting standards update	—	—	—	—	—	(3)	—	(3)
Net Income	—	—	—	—	—	224	—	224
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(3)	(3)
Net unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(2)	(2)
Issuance of convertible senior notes	—	—	—	—	96	—	—	96
Conversion of debt	—	—	—	—	(245)	—	—	(245)
Exercise of stock options and vesting of restricted stock units and performance share units	220	—	—	—	6	—	—	6
Repurchase of common stock	—	—	(682)	(1,259)	—	—	—	(1,259)
Stock-based compensation and other stock-based payments	—	—	—	—	166	—	—	166
Balance, September 30, 2020	63,399	$—	(22,444)	$(24,123)	$5,779	$23,453	$(196)	$4,913

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, June 30, 2019	63,144	$—	(20,378)	$(20,173)	$5,599	$20,111	$(230)	$5,307
Net income	—	—	—	—	—	1,950	—	1,950
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(35)	(35)
Exercise of stock options and vesting of restricted stock units and performance share units	18	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(699)	(1,350)	—	—	—	(1,350)
Stock-based compensation and other stock-based payments	—	—	—	—	79	—	—	79
Balance, September 30, 2019	63,162	$—	(21,077)	$(21,523)	$5,678	$22,061	$(265)	$5,951

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, December 31, 2018	62,949	$—	(17,317)	$(14,711)	$5,445	$18,367	$(316)	$8,785
Net income	—	—	—	—	—	3,694	—	3,694
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(63)	(63)
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	114	114
Exercise of stock options and vesting of restricted stock units and performance share units	213	—	—	—	1	—	—	1
Repurchase of common stock	—	—	(3,760)	(6,812)	—	—	—	(6,812)
Stock-based compensation and other stock-based payments	—	—	—	—	232	—	—	232
Balance, September 30, 2019	63,162	$—	(21,077)	$(21,523)	$5,678	$22,061	$(265)	$5,951

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$224	$3,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	344	352
Provision for expected credit losses and chargebacks	307	108
Deferred income tax expense	101	39
Net gains on marketable equity securities	(1,258)	(419)
Stock-based compensation expense and other stock-based payments	179	245
Operating lease amortization	137	127
Amortization of debt discount and debt issuance costs	48	43
Unrealized foreign currency transaction losses (gains) on Euro-denominated debt	139	(54)
Impairment of goodwill	1,062	—
Impairment of investment	100	—
Other	—	9
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	554	(442)
Prepaid expenses and other current assets	230	(247)
Deferred merchant bookings and other current liabilities	(1,593)	794
Other long-term assets and liabilities	88	(461)
Net cash provided by operating activities	662	3,788

INVESTING ACTIVITIES:
Purchase of investments	(72)	(696)
Proceeds from sale and maturity of investments	2,997	7,940
Additions to property and equipment	(222)	(281)
Acquisitions and other investments, net of cash acquired	—	(9)
Net cash provided by investing activities	2,703	6,954

FINANCING ACTIVITIES:
Proceeds from revolving credit facility and short-term borrowings	—	400
Repayments of revolving credit facility and short-term borrowings	—	(425)
Proceeds from the issuance of long-term debt	4,108	—
Payments of debt issuance costs	(38)	—
Payments for conversion of debt	(1,244)	—
Payments for repurchase of common stock	(1,299)	(6,840)
Other financing activities	5	(11)
Net cash provided by (used in) financing activities	1,532	(6,876)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(12)	(26)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	4,885	3,840
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period (see Note 14)	6,332	2,645
Total cash and cash equivalents and restricted cash and cash equivalents, end of period (see Note 14)	$11,217	$6,485

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes (see Note 14)	$152	$986
Cash paid during the period for interest	$158	$171
See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
Notes to Unaudited Consolidated Financial Statements

1.                                      BASIS OF PRESENTATION

Management of Booking Holdings Inc. (the "Company") is responsible for the Unaudited Consolidated Financial Statements included in this document. The Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared the Unaudited Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by U.S. GAAP for annual financial statements. These statements should be read in combination with the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

Impact of COVID-19

In response to the outbreak of the novel strain of the coronavirus, COVID-19 (the "COVID-19 pandemic"), many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, including quarantine restrictions after travel in certain locations, shelter-in-place orders, required closures of non-essential businesses and additional restrictions on businesses as part of re-opening plans. These government mandates have forced many of the customers on whom the Company’s business relies, including hotels and other accommodation providers, airlines and restaurants, to seek government support in order to continue operating, to curtail drastically their service offerings, to file for bankruptcy protection or to cease operations entirely. Further, these measures have materially adversely affected, and may further adversely affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and the Company’s workforce, operations and customers.

The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in travel and restaurant activities and consumer demand for related services. The Company’s financial results and prospects are almost entirely dependent on the sale of such travel and restaurant-related services. The Company’s results for each of the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020 have been significantly and negatively impacted as compared to the corresponding periods in 2019.

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

As a result of the deterioration of the Company’s business due to the COVID-19 pandemic, the Company determined that a portion of its goodwill had experienced a decline in value at March 31, 2020 and recorded a significant impairment charge (see Note 8). In addition, the Company recorded a significant impairment charge at March 31, 2020 for one of the Company's long-term investments due to the impact of the COVID-19 pandemic on the business of the investee and the Company's estimate of the resulting decline in the value of the investment (see Notes 5 and 6). At September 30, 2020, the Company recorded an additional significant impairment charge to its goodwill (see Note 8). It is possible that the Company may have to record additional significant impairment charges in future periods.

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

In response to the reduction in the Company's business volumes as a result of the impact of the COVID-19 pandemic, the Company has taken actions to reduce the size of its workforce to optimize efficiency and reduce costs. See Note 14 for additional information.

Certain governments have passed or are considering legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid, and some of these governments have extended or are considering extending these programs.  The Company has participated in several of these programs, including the Netherlands' wage subsidy program and the United Kingdom's job retention scheme. See Note 14 for additional information.

Change in Presentation and Reclassification
In the year ended December 31, 2019 and prior periods, the Company's marketing expenses were presented in the Consolidated Statements of Operations as "Performance marketing" and "Brand marketing" expenses. In the first quarter of 2020, the Company changed the presentation of marketing expenses by combining "Performance marketing" and "Brand marketing" into "Marketing expenses" in the Unaudited Consolidated Statement of Operations because of the increased convergence of performance marketing and brand marketing channels in areas including digital marketing and the Company's view of overall marketing expenditure as its investment in customer acquisition and retention.  The change in presentation had no impact on operating income or net income. The Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2019 has been recast to conform to the current year presentation.

In addition to the change in presentation for marketing expenses, certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements Adopted

Simplifying the Test for Goodwill Impairment

In January 2017, the Financial Accounting Standards Board ("FASB") issued a new accounting update to simplify the test for goodwill impairment. The revised guidance eliminates the previously required step two of the goodwill impairment test, which required a hypothetical purchase price allocation to measure goodwill impairment. Under the revised guidance, a goodwill impairment loss will be measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The Company adopted this update in the first quarter of 2020 and applied it on a prospective basis (see Note 8 for additional information on the goodwill impairment tests performed at March 31, 2020 and September 30, 2020).

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

Other Recent Accounting Pronouncements

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

    In August 2020, the FASB issued a new accounting update relating to convertible instruments and contracts in an entity’s own equity. For convertible instruments, the accounting update reduces the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. The accounting update amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The accounting update also simplifies the diluted earnings per share calculation in certain areas.

    For public business entities, the update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Entities are allowed to apply this update on either a full or modified retrospective basis. The Company is currently evaluating the impact to its Consolidated Financial Statements of adopting this update.

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

		International
	United States	The Netherlands	Other	Total
Total revenues for the three months ended September 30,
2020	$214	$2,231	$195	$2,640
2019 (1)	404	4,107	529	5,040

Total revenues for the nine months ended September 30,
2020	$604	$4,352	$602	$5,558
2019 (1)	1,170	9,176	1,381	11,727
(1) Geographic information for the three and nine months ended September 30, 2019 has been recast to conform to the current period presentation.
Revenue by Type of Service

Approximately 91% and 88% of the Company's revenue for the three and nine months ended September 30, 2020, respectively, and 88% and 87% of the Company's revenue for the three and nine months ended September 30, 2019, respectively, relates to online accommodation reservation services. Revenue from all other sources of online travel reservation services and advertising and other revenues each represent less than 10% of the Company's total revenues.

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

The following table summarizes the activity of deferred revenue for online travel reservation services for the nine months ended September 30, 2020 (in millions):

Balance, December 31, 2019	$220
Revenues recognized from the beginning deferred revenue balance	(153)
Cancellations and amendments	(65)
Payments received from travelers, net of amounts estimated to be payable to travel service providers, and other	73
Balance, September 30, 2020	$75

Loyalty and Other Incentive Programs

The Company provides loyalty programs where participating consumers are awarded loyalty points on current transactions that can be redeemed in the future. At September 30, 2020 and December 31, 2019, liabilities for loyalty program incentives of $28 million and $80 million, respectively, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets. The Company’s largest loyalty program is at OpenTable, where points can be redeemed for rewards such as qualifying reservations at participating restaurants, third-party gift cards and accommodation reservations booked through some of the Company’s other platforms. The estimated fair value of the loyalty points that are expected to be redeemed is recognized as a reduction of revenue at the time the incentives are granted. In March 2018, OpenTable introduced a three-year time-based expiration for loyalty points earned by diners. Unredeemed loyalty points existing as of the date of introduction of the expiration provision will expire during the three months ending March 31, 2021. Unredeemed loyalty points earned after the date of introduction of the expiration provision expire three years after they were earned. During the three months ended September 30, 2020, the Company recorded a decrease of $28 million to the liability, primarily due to changes in estimates of the number of loyalty points expected to be redeemed prior to expiration, with a corresponding increase to revenue.

In addition to the loyalty programs, at September 30, 2020 and December 31, 2019, liabilities of $122 million and $22 million, respectively, for other incentive programs, such as referral bonuses, rebates, credits and discounts, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets. During the three months ended September 30, 2020, the Company offered additional rebates to customers meeting certain eligibility requirements under an incentive program at Booking.com that will end in 2020. The eligibility requirements include the customer's enrollment in Booking.com's Genius Program (program features include special discounts offered by customers to frequent travelers) and Preferred Partner Program (program features include greater visibility for customers in search results for payment of higher commission) and timely payment of invoices. The additional rebates resulted in a reduction of revenue of $96 million during the three and nine months ended September 30, 2020 and an increase of $88 million in the liability as of September 30, 2020.

Impact of COVID-19

Due to the high level of cancellations of existing reservations as a result of the COVID-19 pandemic (see Note 1), the Company has incurred, and may continue to incur, higher than normal cash outlays to refund travelers for prepaid reservations, including certain situations where the Company has already transferred the prepayment to the travel service provider. For the nine months ended September 30, 2020, the Company recorded a reduction in revenue of $42 million for refunds paid or estimated to be payable to travelers where the Company has agreed to provide free cancellation for certain non-refundable reservations without a corresponding estimated expected recovery from the travel service providers. For the three months ended September 30, 2020, the Company recorded an increase in revenue of $21 million due to recoveries from travel service providers and lower estimated payments to travelers.

3.                                      STOCK-BASED EMPLOYEE COMPENSATION

Stock-based compensation expense included in "Personnel" expenses in the Unaudited Consolidated Statements of Operations was $80 million and $79 million for the three months ended September 30, 2020 and 2019, respectively, and $163 million and $232 million for the nine months ended September 30, 2020 and 2019, respectively.

Stock-based compensation expense related to performance share units, restricted stock units and stock options is recognized based on fair value on a straight-line basis over the respective requisite service periods and forfeitures are accounted for when they occur. The fair value on the grant date of performance share units and restricted stock units is determined based on the number of units granted and the quoted price of the Company's common stock. For performance share units with market conditions, the effect of the market condition is also considered in the determination of fair value on the grant date using Monte Carlo simulations. The fair value of employee stock options is determined using the Black-Scholes model. Performance share units and restricted stock units are payable in shares of the Company's common stock upon vesting. The Company issues shares of its common stock upon the exercise of stock options.

The Company records stock-based compensation expense for performance-based awards using its estimate of the probable outcome at the end of the performance period (i.e., the estimated performance against the performance targets or performance goals, as applicable). The Company periodically adjusts the cumulative stock-based compensation expense recorded when the probable outcome for these performance-based awards is updated based upon changes in actual and forecasted operating results or expected achievement of performance goals, as applicable.

For the performance share units outstanding at March 31, 2020, due to the impact of the COVID-19 pandemic (see Note 1), there was a significant decline in the estimated performance over the performance periods against the performance targets and consequently, a significant reduction in the number of shares that were probable to be issued as compared to December 31, 2019. As a result, for the three months ended March 31, 2020, the Company recognized a reduction in stock-based compensation expense of $73 million, which is included in "Personnel" expense in the Unaudited Consolidated Statement of Operations for the nine months ended September 30, 2020. During the three months ended June 30, 2020, considering pre-COVID-19 performance and the significant effect of the COVID-19 pandemic on Company performance and consequently on the number of shares that were probable to be issued to employees, the Company modified the performance-based awards granted in 2018 (other than the performance-based awards granted to executive officers and certain other employees) to fix the number of shares to be issued, subject to other vesting conditions. As a result, the Company incurred an additional stock-based compensation expense of $11 million to be recognized over the remaining requisite service period.

Restricted stock units and performance share units granted by the Company during the three and nine months ended September 30, 2020 had aggregate grant-date fair values of $19 million and $369 million, respectively.  Restricted stock units and performance share units that vested during the three and nine months ended September 30, 2020 had aggregate fair values at vesting of $12 million and $345 million, respectively. At September 30, 2020, there was $459 million of estimated total future stock-based compensation expense related to unvested restricted stock units and performance share units to be recognized over a weighted-average period of 2.0 years.

Stock options granted by the Company during the nine months ended September 30, 2020 had an aggregate grant-date fair value of $79 million. At September 30, 2020, there was $67 million of estimated total future stock-based compensation expense related to unvested stock options to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Units

The Company makes broad-based grants of restricted stock units that generally vest during a period of one- to three-years, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability.

The following table summarizes the activity of restricted stock units for employees and non-employee directors during the nine months ended September 30, 2020:

Restricted Stock Units	Shares	Weighted-average Grant-date Fair Value Per Share
Unvested at December 31, 2019	256,745	$1,801

Granted	216,229	$1,646
Vested	(123,872)	$1,820
Forfeited	(28,043)	$1,766
Unvested at September 30, 2020	321,059	$1,692

Performance Share Units

The Company grants performance share units to executives and certain other employees, which generally vest at the end of a three-year period, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability. The number of shares that ultimately vest depends on achieving certain performance metrics or performance goals, as applicable, by the end of the performance period, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.

The following table summarizes the activity of performance share units for employees during the nine months ended September 30, 2020:

Performance Share Units	Shares	Weighted-average Grant-date Fair Value Per Share
Unvested at December 31, 2019	216,083	$1,835

Granted	5,540	$2,373
Vested	(81,839)	$1,741
Performance Shares Adjustment *	(50,209)	$1,944
Forfeited	(4,896)	$1,834
Unvested at September 30, 2020	84,679	$1,893
* Probable outcome for these performance-based awards is updated based upon changes in actual and forecasted operating results or expected achievement of performance goals, as applicable, and the impact of modifications.

The following table summarizes the estimated vesting, as of September 30, 2020, of performance share units granted in 2020, 2019 and 2018, net of forfeiture and vesting since the respective grant dates:

Performance Share Units, by grant year	2020	2019	2018
Shares probable to be issued	5,540	43,625	35,514
Shares not subject to the achievement of minimum performance thresholds	—	43,625	35,514
Shares that could be issued if maximum performance thresholds are met	11,080	114,086	62,547
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
The following table summarizes the assumptions used to value option grants granted during the nine months ended September 30, 2020 using the Black-Scholes options pricing model:

Black-Scholes assumptions
Risk-free interest rate	0.56%
Expected term in years	6.4
Expected stock price volatility	33.8%
Expected dividend yield	0%

The following table summarizes the activity for stock options during the nine months ended September 30, 2020:

Employee Stock Options	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-average Remaining Contractual Term (in years)
Balance, December 31, 2019	15,122	$484	$24	2.6
Granted	163,494	$1,411
Exercised	(13,093)	$465
Forfeited	(2,555)	$1,410
Balance, September 30, 2020	162,968	$1,401	$50	9.5
Exercisable at September 30, 2020	2,078	$638	$2	2.4

Stock options granted by the Company during the nine months ended September 30, 2020 had a weighted-average grant-date fair value per option of $485. The aggregate intrinsic value of employee stock options exercised during the nine months ended September 30, 2020 and 2019 was $14 million and $4 million, respectively.

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted net income per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted-average number of basic common shares outstanding	40,935	42,389	40,983	43,540
Weighted-average dilutive stock options, restricted stock units and performance share units	146	198	142	191
Assumed conversion of convertible senior notes	—	244	17	216
Weighted-average number of diluted common and common equivalent shares outstanding	41,081	42,831	41,142	43,947

For the three and nine months ended September 30, 2020, 164,000 and 166,000 potential common shares, respectively, related to stock options and restricted stock units were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods.

5.                                      INVESTMENTS

The following table summarizes, by major security type, the Company's investments at September 30, 2020 (in millions):

	Cost	Gross Unrealized Gains /Upward Adjustments	Gross Unrealized Losses /Downward Adjustments	Carrying Value
Long-term investments:
Investments in private companies:
Debt securities	$250	$—	$—	$250
Equity securities	501	3	(100)	404
Other long-term investments:
Debt securities:
Trip.com Group convertible debt securities	525	—	(32)	493
Equity securities	461	2,064	—	2,525
Total	$1,737	$2,067	$(132)	$3,672

The following table summarizes, by major security type, the Company's investments at December 31, 2019 (in millions):

	Cost	Gross Unrealized Gains/Upward Adjustments	Gross Unrealized Losses/Downward Adjustments	Carrying Value
Short-term investments:
Debt securities:
International government securities	$109	$—	$—	$109
U.S. government securities	138	—	—	138
Corporate debt securities	751	1	(1)	751
Total	$998	$1	$(1)	$998

Long-term investments:
Investments in private companies:
Debt securities	$250	$—	$—	$250
Equity securities	501	—	—	501
Other long-term investments:
Debt securities:
International government securities	68	—	—	68
U.S. government securities	136	—	(1)	135
Corporate debt securities	963	2	(2)	963
Trip.com Group convertible debt securities	775	—	(8)	767
Equity securities	1,117	684	(8)	1,793
Total	$3,810	$686	$(19)	$4,477

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

Investments in Government and Corporate Debt Securities

The Company has classified its investments in international government securities, U.S. government securities and corporate debt securities as available-for-sale securities. During the nine months ended September 30, 2020, the Company realized $2.2 billion in cash from the sales and maturities of its investments in government and corporate debt securities.

Investments in Trip.com Group

At September 30, 2020, the Company had $525 million invested in convertible senior notes issued at par value by Trip.com Group maturing in September 2022 and December 2025. The strategic investments in Trip.com Group convertible senior notes were classified as "Long-term investments" in the Consolidated Balance Sheet at September 30, 2020. In May 2020, the Company's May 2015 investment of $250 million in Trip.com Group's convertible notes was repaid upon maturity. At September 30, 2020, the estimated fair values of the Company’s investments in the convertible notes were lower than their respective amortized cost basis. At September 30, 2020, the Company did not have the intent or a requirement to sell its investment in Trip.com Group convertible notes prior to their anticipated recovery.  The Company believes that the decline in fair values of the investments are largely due to changes in market and economic conditions related to the COVID-19 pandemic (see Note 1), which had a negative impact on Trip.com's share price and other market conditions.  The Company reviewed available information to evaluate Trip.com's financial solvency and at September 30, 2020 expects recovery of the amortized cost basis of the investments.

Certain Trip.com Group convertible notes include a put option allowing the Company, at certain points of time, to require, at its option, redemption of the convertible notes and repayment in cash from Trip.com Group. The Company determined that the economic characteristics and risks of the put option are clearly and closely related to the notes, and therefore did not meet the requirement for separate accounting as embedded derivatives. The Company monitors the conversion features of these notes to determine whether they meet the definition of an embedded derivative during each reporting period. The conversion feature associated with the $25 million convertible notes issued in 2016 meets the definition of an embedded derivative that requires separate accounting. The embedded derivative is bifurcated for fair value measurement purposes only and is reported in the Consolidated Balance Sheets with its host contract in "Long-term investments." The mark-to-market adjustments of the embedded derivative are included in "Foreign currency transactions and other" in the Company's Unaudited Consolidated Statements of Operations.

At December 31, 2019, the Company had $655 million invested in Trip.com Group American Depositary
Shares ("ADSs") with a fair value of $726 million, which is reported in "Long-term investments" in the Consolidated Balance Sheet. During the nine months ended September 30, 2020, the Company sold its entire investment in these ADSs for $525 million. "Net gains (losses) on marketable equity securities" in the Unaudited Consolidated Statement of Operations for the nine months ended September 30, 2020 includes a net realized loss of $201 million related to the sale of ADSs. "Net gains (losses) on marketable equity securities" in the Unaudited Consolidated Statements of Operations included a net unrealized loss of $165 million and a net unrealized gain of $48 million for the three and nine months ended September 30, 2019, respectively, related to these ADSs.

Investment in Meituan

In 2017, the Company invested $450 million in preferred shares of Meituan, the leading e-commerce platform for local services in China. The investment has been converted to ordinary shares and classified as a marketable equity security since Meituan's initial public offering in 2018. The investment had a fair value of $2.5 billion and $1.1 billion at September 30, 2020 and December 31, 2019, respectively, which is included in "Long-term investments" in the Consolidated Balance Sheets. Net unrealized gains of $727 million and $1.4 billion for the three and nine months ended September 30, 2020, respectively, and net unrealized gains of $116 million and $371 million for the three and nine months ended September 30, 2019, respectively, related to this investment, are included in "Net gains (losses) on marketable equity securities" in the Unaudited Consolidated Statements of Operations.

Investments in Private Companies
Equity Securities without Readily Determinable Fair Values

The Company had $501 million invested in equity securities of private companies at September 30, 2020 and December 31, 2019, including $500 million invested in Didi Chuxing. These investments are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer and are included in "Long-term investments" in the Company's Consolidated Balance Sheets.

Considering the impact of the COVID-19 pandemic (see Note 1), the Company performed an impairment analysis, as of March 31, 2020, on the investment in Didi Chuxing. The Company recognized an impairment charge of $100 million during the three months ended March 31, 2020, resulting in an adjusted carrying value of $400 million at March 31, 2020 and September 30, 2020 (see Note 6). No additional impairment indicators were identified as of September 30, 2020.

Debt Securities

The Company had $250 million invested in preferred shares of private companies, including Grab Holdings Inc. ("Grab"), with an aggregate estimated fair value of $250 million at both September 30, 2020 and December 31, 2019. These investments are classified as debt securities for accounting purposes and categorized as available-for-sale. The preferred shares are convertible to ordinary shares at the Company’s option and are mandatorily convertible upon an initial public offering. The preferred shares also contain a redemption feature that can be exercised by the Company after certain points of time. These features have been evaluated as embedded derivatives, however, they do not meet the requirements to be accounted for separately.

The estimated fair value of the Company's investment in Grab was $200 million at both September 30, 2020 and December 31, 2019. The Company recognized an unrealized loss of $20 million during the three months ended March 31, 2020 and an unrealized gain of $20 million during the three months ended June 30, 2020, related to the investment in Grab, in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets (see Note 6).

6.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value at September 30, 2020 are classified in the categories described in the table below (in millions):

	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
ASSETS:
Cash equivalents and restricted cash equivalents:
Money market fund investments	$10,874	$—	$—	$10,874
Time deposits and certificates of deposit	19	—	—	19
Long-term investments:
Investments in private companies:
Debt securities	—	—	250	250
Other long-term investments:
Trip.com Group convertible debt securities	—	493	—	493
Equity securities	2,525	—	—	2,525
Derivatives:
Foreign currency exchange derivatives	—	10	—	10
Total assets at fair value	$13,418	$503	$250	$14,171

LIABILITIES:
Foreign currency exchange derivatives	$—	$13	$—	$13

Nonrecurring fair value measurements
Investments in equity securities of private companies (1)	$—	$—	$404	$404
Goodwill of the OpenTable and KAYAK reporting unit (2)	—	—	1,000	1,000
Total nonrecurring fair value measurements	$—	$—	$1,404	$1,404

(1) At March 31, 2020, the investment in DiDi Chuxing was written down to its estimated fair value of $400 million, resulting in an impairment charge of $100 million (see Note 5).
(2) At March 31, 2020, the goodwill of the OpenTable and KAYAK reporting unit was written down to its estimated fair value of $1.5 billion, resulting in an impairment charge of $489 million. At September 30, 2020, the goodwill was further written down to its estimated fair value of $1.0 billion, resulting in an additional impairment charge of $573 million (see Note 8).

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

The Company's investments in private companies accounted for as debt securities had an aggregate estimated fair value of $250 million at September 30, 2020, which includes the Company's investment in Grab with an estimated fair value of $200 million. The Company measured these investments using Level 3 inputs and management's estimates that incorporate current market participant expectations of future cash flows considered alongside recent financing transactions of the investees and other relevant information.

For the investment in equity securities of Didi Chuxing, considering the impact of the COVID-19 pandemic, the Company performed an impairment analysis as of March 31, 2020 resulting in an adjusted carrying value of $400 million at March 31, 2020 and September 30, 2020. No additional impairment indicators were identified as of September 30, 2020. As discussed below, the Company used unobservable inputs in order to determine fair value.  The Company used an income approach in estimating the fair value of Didi Chuxing as of March 31, 2020.  The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on a company’s weighted-average cost of capital, and is adjusted to reflect the risks inherent in its cash flows. The key unobservable inputs and ranges used include the weighted average cost of capital (12%-14%), terminal Earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple (13x-15x), volatility (60%-70%) and an estimated time to liquidity of 4 years. Significant changes in any of these inputs in isolation would result in significantly different fair value measurements. Generally, a change in the assumption used for terminal EBITDA multiples would result in a directionally similar change in the fair value and a change in the assumption used for weighted average cost of capital or volatility would result in a directionally opposite change in the fair value.

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

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations. The Company mitigates these risks by following established risk management policies and procedures, including the use of derivatives. The Company enters into foreign currency forward contracts to hedge its exposure to the impact of movements in foreign currency exchange rates on its transactional balances denominated in currencies other than the functional currency. In periods prior to the second quarter of 2020, the Company also entered into foreign currency derivative contracts to hedge translation risks from short-term foreign currency exchange rate fluctuations for the Euro, British Pound Sterling and certain other currencies versus the U.S. Dollar. Since the first quarter of 2020, the Company has not entered into such derivative instruments as the impact of the COVID-19 pandemic on the Company’s operating results are highly uncertain. The Company does not use derivatives for trading or speculative purposes.

The Company reports the fair values of its derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets in "Prepaid expenses and other current assets, net" and "Accrued expenses and other current liabilities," respectively.

Unless designated as hedges for accounting purposes, gains and losses resulting from changes in the fair values of derivative instruments are recognized in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations in the period that the changes occur and cash flow impacts, if any, are classified within "Net cash provided by operating activities" in the Unaudited Consolidated Statements of Cash Flows. As of September 30, 2020 and December 31, 2019, the Company did not designate any derivatives as hedges for accounting purposes.

The table below provides estimated fair values and notional amounts of foreign currency exchange derivatives outstanding at September 30, 2020 and December 31, 2019 (in millions). The notional amount of a foreign currency forward contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheets.

	September 30, 2020	December 31, 2019
Estimated fair value of derivative assets	$10	$12
Estimated fair value of derivative liabilities	13	5

Notional amount:
Foreign currency purchases	939	1,770
Foreign currency sales	1,008	901

The effect of foreign currency exchange derivatives recorded in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Losses on foreign currency exchange derivatives	$—	$21	$31	$26

Other Financial Assets and Liabilities

At September 30, 2020 and December 31, 2019, the Company's cash consisted of bank deposits. Cash equivalents principally include money market fund investments, time deposits and certificates of deposit. Other financial assets and liabilities, including restricted cash, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair values because of the short-term nature of these items. Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Note 9 for the estimated fair value of the Company's outstanding senior notes and Note 5 for information related to an embedded derivative associated with the $25 million Trip.com Group convertible notes issued in 2016.
Goodwill

See Note 8 for nonrecurring fair value measurements related to the goodwill impairment test.

7.     ACCOUNTS RECEIVABLE AND OTHER FINANCIAL ASSETS

Accounts receivable in the Consolidated Balance Sheets at September 30, 2020 and December 31, 2019 includes receivables from customers of $883 million and $1.2 billion, respectively, and receivables from marketing affiliates of $28 million and $110 million, respectively. The remaining balance relates to receivables from third-party payment processors. The Company’s receivables are short-term in nature. In addition, the Company had prepayments to certain customers of $118 million and $232 million at September 30, 2020 and December 31, 2019, respectively, which are included in "Prepaid expenses and other current assets, net," and $56 million at September 30, 2020, which is included in "Other assets, net" in the Consolidated Balance Sheets. The amounts mentioned above are stated on a gross basis, before deducting the allowance for expected credit losses.

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

The following table summarizes the activity of the allowance for expected credit losses on receivables (in millions):

	Nine Months Ended September 30,
	2020	2019
Balance, beginning of year	$49	$51
Provision charged to earnings	206	53
Write-offs and adjustments	(59)	(55)
Currency translation adjustments	12	(2)
Balance, end of period	$208	$47

The allowance for expected credit losses on receivables as of September 30, 2020 includes a portion of the amounts related to refunds paid or payable to certain travelers without a corresponding estimated expected recovery from the travel service providers, primarily due to the impact of the COVID-19 pandemic (see Note 2).  For the nine months ended September 30, 2020, the Company recorded a reduction in revenue of $32 million for such refunds, which is included in "Provision charged to earnings" in the table above.

In addition, the Company recorded an allowance for expected credit losses on prepayments to certain customers of $54 million and $6 million at September 30, 2020 and December 31, 2019, respectively, which are included in "Prepaid expenses and other current assets, net" and "Other assets, net" in the Consolidated Balance Sheets. For the nine months ended September 30, 2020, the Company recorded expected credit loss expenses of $49 million for the prepayments, which is included in "Sales and other expenses" in the Unaudited Consolidated Statements of Operations.

Due to the impact of the COVID-19 pandemic (see Note 1), given the volatility in global markets and the financial difficulties faced by many of the Company’s travel service provider and restaurant customers and marketing affiliates, the Company has increased its allowance for expected credit losses on receivables from and prepayments to its customers and marketing affiliates. Expected credit loss expenses included in "Sales and other expenses" in the Unaudited Consolidated Statements of Operations, increased from $53 million for the nine months ended September 30, 2019 to $223 million for the nine months ended September 30, 2020. Significant judgments and assumptions are required to estimate the allowance for expected credit losses on receivables from and prepayments to customers and such assumptions may change in future periods, particularly the assumptions related to the impact of the COVID-19 pandemic on the business prospects and financial condition of customers and the Company’s ability to collect the receivable or recover the prepayment.

8.                                      GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

A substantial portion of the Company’s intangible assets and goodwill relates to the acquisitions of OpenTable and KAYAK.
Goodwill
    The changes in the balance of goodwill for the nine months ended September 30, 2020 consist of the following (in millions):

Balance, December 31, 2019 (1)	$2,913
Impairments	(1,062)
Foreign currency translation adjustments	14
Balance, September 30, 2020 (1)	$1,865
(1) The balance of goodwill as of September 30, 2020 and December 31, 2019 is stated net of cumulative impairment charges of $2.0 billion and $941 million, respectively.
The Company tests goodwill for impairment annually and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company tests goodwill at a reporting unit level.  The Company’s annual goodwill impairment tests are performed as of September 30.
Interim Goodwill Impairment Test
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
The income approach estimates fair value utilizing long-term growth rates and discount rates applied to the cash flow projections. In the cash flow projections, the Company assumed that OpenTable and KAYAK will experience a significant decline in near-term cash flows with a recovery to 2019 levels of financial performance (including profitability) occurring in 2023. The shape and timing of the recovery was a key assumption in the fair value calculation (both in the income and market approaches).
Annual Goodwill Impairment Test
As of September 30, 2020, the Company performed its annual goodwill impairment test. Other than the OpenTable and KAYAK reporting unit, the fair values of the Company’s reporting units exceeded their respective carrying values.
For the OpenTable and KAYAK reporting unit, the Company recognized a goodwill impairment charge of $573 million for the three months ended September 30, 2020, which is not tax-deductible, resulting in an adjusted carrying value of goodwill for OpenTable and KAYAK of $1.0 billion at September 30, 2020. The goodwill impairment was primarily driven by a significant reduction in the forecasted cash flows of OpenTable and KAYAK, reflecting a longer assumed recovery period to 2019 levels of profitability, mainly due to the continued material adverse impact of the COVID-19 pandemic, including its impact on the flight vertical at KAYAK, and the lowered current outlook for monetization opportunities in restaurant reservation services.

The estimated fair value of OpenTable and KAYAK was determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and a market approach (applying comparable company multiples).

The income approach estimates fair value utilizing long-term growth rates and discount rates applied to the cash flow projections. The income approach, applied as of September 30, 2020, reflects a reduction in the forecasted cash flows of OpenTable and KAYAK and a longer assumed recovery period to 2019 levels of profitability, driven primarily by the lowered current outlook for monetization opportunities in restaurant reservation services and slower than previously expected recovery trends for airline travel, which is a key vertical for KAYAK. For the interim goodwill impairment test at March 31, 2020, the Company expected a recovery to 2019 levels of financial performance occurring in 2023 for OpenTable and KAYAK. Based on the Company's evaluation of all relevant information available as of September 30, 2020 for the annual goodwill impairment test, the Company does not expect that OpenTable and KAYAK will return to the 2019 level of profitability within the next five years, and it is uncertain whether the shape of the recovery will ultimately match the Company’s expectations. An increase or decrease of one percentage point to the profitability growth rates used in the cash flow projections would result in an increase or decrease of approximately $100 million to the estimated fair value of OpenTable and KAYAK as of September 30, 2020. The discount rate is determined based on the reporting unit’s estimated weighted- average cost of capital and adjusted to reflect the risks inherent in its cash flows, which requires significant judgments. The discount rate used for the annual goodwill impairment test as of September 30, 2020 is higher than the discount rate used for the interim goodwill impairment test as of March 31, 2020. If the discount rate used in the income approach increases or decreases by 0.5%, the impact to the estimated fair value of OpenTable and KAYAK, at September 30, 2020, ranges from a decrease of approximately $65 million to an increase of approximately $70 million.
The estimation of fair value reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding OpenTable and KAYAK’s expected growth rates and operating margin, expected length and severity of the impact from the COVID-19 pandemic, the shape and timing of the subsequent recovery and the competitive environment, as well as other key assumptions with respect to matters outside of the Company's control, such as discount rates and market comparables. It requires significant judgments and estimates and actual results could be materially different than the judgments and estimates used to estimate fair value. Future events and changing market conditions may lead the Company to re-evaluate the assumptions reflected in the current forecast disclosed above, particularly the assumptions related to the length and severity of the COVID-19 pandemic and the shape and timing of the subsequent recovery, which may result in a need to recognize an additional goodwill impairment charge that could have a material adverse effect on the Company's results of operations.
Intangible Assets and Other Long-lived Assets
The Company's intangible assets at September 30, 2020 and December 31, 2019 consist of the following (in millions):

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Supply and distribution agreements	$1,114	$(525)	$589	$1,100	$(472)	$628	3 - 20 years

Technology	172	(139)	33	170	(129)	41	2 - 7 years

Internet domain names	42	(35)	7	40	(32)	8	5 - 20 years

Trade names	1,815	(606)	1,209	1,811	(534)	1,277	4 - 20 years

Other intangible assets	2	(2)	—	2	(2)	—	Up to 15 years
Total intangible assets	$3,145	$(1,307)	$1,838	$3,123	$(1,169)	$1,954

Intangible assets are amortized on a straight-line basis.  Amortization expense was $41 million and $126 million for the three and nine months ended September 30, 2020, respectively, and $43 million and $132 million for the three and nine months ended September 30, 2019, respectively.

The Company reviews long-lived assets, including intangible assets and operating lease assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The assessment of possible impairment is based upon the ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related asset group. Due to the significant and negative financial impact of the COVID-19 pandemic (see Note 1), at March 31, 2020, the Company performed the recoverability test of its long-lived assets and concluded that there was no impairment. At September 30, 2020, for asset groups other than OpenTable and KAYAK, no additional impairment indicators were identified. For OpenTable and KAYAK, the Company performed the recoverability test of its long-lived assets and concluded that there was no impairment.

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

The revolving credit facility provides for the issuance of up to $80 million of letters of credit as well as borrowings of up to $100 million on same-day notice, referred to as swingline loans. Other than swingline loans, which are available only in U.S. Dollars, borrowings and letters of credit under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility can be used for working capital and general corporate purposes, including acquisitions, share repurchases and debt repayments. There were no borrowings outstanding and $4 million and $5 million of letters of credit issued under this revolving credit facility at September 30, 2020 and December 31, 2019, respectively.

Upon entering into this revolving credit facility, the Company terminated its prior $2.0 billion five-year revolving credit facility entered into in June 2015. During the six months ended June 30, 2019, the Company made short-term borrowings under the prior revolving credit facility totaling $400 million with a weighted-average interest rate of 3.5%, which were repaid prior to June 30, 2019.

The current revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to the Company's ability to borrow thereunder. In April 2020, the Company amended the revolving credit facility, pursuant to which the maximum leverage ratio covenant was suspended through and including the three months ending March 31, 2021, and was replaced with a $4.5 billion minimum liquidity covenant based on unrestricted cash, cash equivalents, short-term investments and unused capacity under this revolving credit facility. In October 2020, the Company further amended the revolving credit facility to extend the suspension of the maximum leverage ratio covenant and the related replacement with the minimum liquidity covenant through and including the three months ending March 31, 2022 and increase the permitted maximum leverage ratio from and including the three months ending June 30, 2022 through and including the three months ending March 31, 2023. The Company agreed not to declare or make any cash distribution and not to repurchase any of its shares unless (i) prior to the delivery of financial statements for the three months ending June 30, 2022, it has at least $6.0 billion of liquidity on a pro forma basis, based on unrestricted cash, cash equivalents, short-term investments and unused capacity under this revolving credit facility and (ii) after the delivery of financial statements for the three months ending June 30, 2022, it is in compliance on a pro forma basis with the maximum leverage ratio covenant then in effect. Such restriction ends upon delivery of financial statements required for the three months ending June 30, 2023, or the Company has the ability to terminate this restriction earlier if it demonstrates compliance with the original maximum leverage ratio covenant in the revolving credit facility. Beginning with the three months ending June 30, 2022, the minimum liquidity covenant will cease to apply and the maximum leverage ratio covenant, as increased, will again be in effect.

Outstanding Debt

Outstanding debt at September 30, 2020 consists of the following (in millions):

September 30, 2020	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current liabilities:
0.9% Convertible Senior Notes due September 2021	$1,000	$(21)	$979
Long-term debt:
0.8% (€1 Billion) Senior Notes due March 2022	$1,173	$(2)	$1,171
2.15% (€750 Million) Senior Notes due November 2022	879	(2)	877
2.75% Senior Notes due March 2023	500	(2)	498
2.375% (€1 Billion) Senior Notes due September 2024	1,173	(7)	1,166
3.65% Senior Notes due March 2025	500	(2)	498
4.1% Senior Notes due April 2025	1,000	(5)	995
0.75% Convertible Senior Notes due May 2025	863	(133)	730
3.6% Senior Notes due June 2026	1,000	(5)	995
1.8% (€1 Billion) Senior Notes due March 2027	1,173	(4)	1,169
4.5% Senior Notes due April 2027	750	(6)	744
3.55% Senior Notes due March 2028	500	(3)	497
4.625% Senior Notes due April 2030	1,500	(11)	1,489
Total long-term debt	$11,011	$(182)	$10,829

Outstanding debt at December 31, 2019 consists of the following (in millions):

December 31, 2019	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current Liabilities:
0.35% Convertible Senior Notes due June 2020	$1,000	$(12)	$988
Long-term debt:
0.9% Convertible Senior Notes due September 2021	$1,000	$(39)	$961
0.8% (€1 Billion) Senior Notes due March 2022	1,123	(3)	1,120
2.15% (€750 Million) Senior Notes due November 2022	842	(3)	839
2.75% Senior Notes due March 2023	500	(2)	498
2.375% (€1 Billion) Senior Notes due September 2024	1,123	(9)	1,114
3.65% Senior Notes due March 2025	500	(2)	498
3.6% Senior Notes due June 2026	1,000	(5)	995
1.8% (€1 Billion) Senior Notes due March 2027	1,123	(5)	1,118
3.55% Senior Notes due March 2028	500	(3)	497
Total long-term debt	$7,711	$(71)	$7,640

Based on the closing price of the Company's common stock for the prescribed measurement periods for the three months ended September 30, 2020 and December 31, 2019, as applicable, the contingent conversion thresholds on the 2021 Notes (as defined below) and the May 2025 Notes (as defined below) were not exceeded and therefore the notes were not convertible at the option of the holders.

Fair Value of Debt

At September 30, 2020 and December 31, 2019, the estimated fair value of the outstanding Senior Notes was approximately $13.3 billion and $9.8 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period. The estimated fair value of the Company's debt in excess of the outstanding principal amount primarily relates to the Senior Notes and the Convertible Senior Notes issued in April 2020.

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

Description of Convertible Senior Notes

In April 2020, the Company issued $863 million aggregate principal amount of Convertible Senior Notes due May 1, 2025 with an interest rate of 0.75% (the "May 2025 Notes"). The Company paid $19 million in debt issuance costs during the nine months ended September 30, 2020 related to this offering. The May 2025 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $1,886.44 per share. The May 2025 Notes are convertible, at the option of the holder, prior to November 1, 2024, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the May 2025 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the May 2025 Notes in an aggregate value ranging from $0 to $235 million depending upon the date of the transaction and the then current stock price of the Company. Starting on November 1, 2024, holders will have the right to convert all or any portion of the May 2025 Notes, regardless of the Company's stock price. The May 2025 Notes may not be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the May 2025 Notes for cash in certain circumstances. Interest on the May 2025 Notes is payable on May 1 and November 1 of each year, beginning on November 1, 2020. At September 30, 2020, the if-converted value of the May 2025 Notes was lower than the aggregate principal amount. The proceeds from the issuance of the Convertible Senior Notes can be used for general corporate purposes, which may include repayment of debt, including the repayment, at maturity or upon conversion prior thereto, of the Company’s outstanding Convertible Senior Notes.

In August 2014, the Company issued $1.0 billion aggregate principal amount of Convertible Senior Notes due September 15, 2021, with an interest rate of 0.9% (the "2021 Notes"). The Company paid $11 million in debt issuance costs during the year ended December 31, 2014 related to this offering. The 2021 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $2,055.50 per share. The 2021 Notes are convertible, at the option of the holder, prior to September 15, 2021, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2021 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2021 Notes in an aggregate value ranging from $0 to $375 million depending upon the date of the transaction and the then current stock price of the Company. Starting on June 15, 2021, holders will have the right to convert all or any portion of the 2021 Notes, regardless of the Company's stock price. The 2021 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2021 Notes for cash in certain circumstances. Interest on the 2021 Notes is payable on March 15 and September 15 of each year. At September 30, 2020, the if-converted value of the 2021 Notes was lower than the aggregate principal amount.

In May 2013, the Company issued $1.0 billion aggregate principal amount of Convertible Senior Notes due June 15, 2020, with an interest rate of 0.35% (the "2020 Notes"). In June 2020, in connection with the maturity of the outstanding 2020 Notes, the Company paid $1.0 billion to satisfy the aggregate principal amount due and paid an additional $245 million in satisfaction of the conversion value in excess of the principal amount.

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

For the three months ended September 30, 2020 and 2019, the Company recognized interest expense of $17 million and $16 million, respectively, related to convertible notes, which is almost entirely comprised of the amortization of debt discount of $12 million for each period, and the contractual coupon interest of $4 million and $3 million, respectively. The remaining interest expense relates to the amortization of debt issuance costs. The weighted-average effective interest rates for the three months ended September 30, 2020 and 2019 were 3.9% and 3.2%, respectively.

For the nine months ended September 30, 2020 and 2019, the Company recognized interest expense of $53 million and $47 million, respectively, related to convertible notes, which was almost entirely comprised of the amortization of debt discount of $39 million and $36 million, respectively, and the contractual coupon interest of $11 million and $9 million, respectively. For the nine months ended September 30, 2020 and 2019, included in the amortization of debt discount mentioned above was $1 million and $2 million of original issuance discount related to the 2020 Notes, respectively. The remaining interest expense related to the amortization of debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt. The weighted-average effective interest rates for the nine months ended September 30, 2020 and 2019 were 3.5% and 3.2%, respectively.

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

Other long-term debt, including the Senior Notes issued in April 2020, had a total carrying value of $10.1 billion and $6.7 billion at September 30, 2020 and December 31, 2019, respectively. Debt discount is amortized using the effective interest rate method over the period from the origination date through the stated maturity date.  The following table summarizes the information related to other long-term debt outstanding at September 30, 2020:

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

For the three months ended September 30, 2020 and 2019, the Company recognized interest expense of $79 million and $42 million, respectively, related to other long-term debt, which is almost entirely comprised of $77 million and $40 million, respectively, related to the contractual coupon interest. The remaining interest expense relates to the amortization of debt discount and debt issuance costs.

For the nine months ended September 30, 2020 and 2019, the Company recognized interest expense of $193 million and $125 million, respectively, related to other long-term debt, which was almost entirely comprised of $187 million and $120 million, respectively, related to the contractual coupon interest. The remaining interest expense related to the amortization of debt discount and debt issuance costs. The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity dates for the respective debt.

Historically, the aggregate principal value of the Euro-denominated Senior Notes maturing in March 2022, November 2022, September 2024 and March 2027 (collectively the "Euro-denominated debt") and accrued interest thereon had been designated as a hedge of the Company's net investment in a Euro functional currency subsidiary. Beginning in the second quarter of 2019, the Company has only designated certain portions of the aggregated principal value of the Euro-denominated debt as a hedge. For the nine months ended September 30, 2020, the carrying value of the portion of Euro-denominated debt designated as a net investment hedge ranged from $1.8 billion to $3.2 billion. The foreign currency transaction gains or losses on these Euro-denominated liabilities are measured based upon changes in spot rates. The foreign currency transaction gains or losses on the Euro-denominated debt that is designated as a hedging instrument for accounting purposes are recorded in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The net assets of this Euro functional currency subsidiary are translated into U.S. Dollars at each balance sheet date, with the effects of foreign currency changes also reported in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument are recognized in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations.

10.                                      TREASURY STOCK

At December 31, 2019, the Company had a total remaining authorization of $11.5 billion to repurchase its common stock related to a program authorized by the Company's Board of Directors in 2019 for $15.0 billion. At September 30, 2020, the Company had a total remaining authorization of $10.4 billion to repurchase its common stock. The Company has not repurchased any shares since March 2020 under this authorization and does not intend to initiate any repurchases under this authorization until it has better visibility into the shape and timing of a recovery from the COVID-19 pandemic. See Note 9 for a description of the impact of the October 2020 credit facility amendment on the Company's ability to repurchase shares. Additionally, the Board of Directors has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities during the three and nine months ended September 30, 2020 and 2019 (in millions, except for shares, which are reflected in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	—	$—	694	$1,341	601	$1,122	3,676	$6,666
General authorization for shares withheld on stock award vesting	2	4	5	9	81	137	84	146
Total	2	$4	699	$1,350	682	$1,259	3,760	$6,812

Stock repurchases of $40 million in December 2019 were settled in January 2020.

For the nine months ended September 30, 2020 and 2019, the Company remitted employee withholding taxes of $137 million and $140 million, respectively, to the tax authorities, which is different from the aggregate cost of the shares withheld for taxes for each period due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Unaudited Consolidated Statements of Cash Flows.

At September 30, 2020, there were 22,444,443 shares of the Company's common stock held in treasury.

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

The Company's effective tax rates for the three and nine months ended September 30, 2020 were 4.1% and 30.4%, respectively, compared to 17.5% and 18.6% for the three and nine months ended September 30, 2019, respectively. The Company's 2020 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the non-deductible goodwill impairment charges related to OpenTable and KAYAK, the valuation allowance recorded against the deferred tax assets generated from the impairment of certain long-term investments and an increase in unrecognized tax benefits, partially offset by the benefit of the Netherlands Innovation Box Tax (discussed below). The Company's 2019 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax, partially offset by the effect of higher international tax rates.

The Company's effective tax rate for the three months ended September 30, 2020 was lower than the three months ended September 30, 2019, primarily due to certain lower non-deductible expenses, partially offset by discrete U.S. tax charges related to unrealized gains on equity securities and the non-deductible goodwill impairment charge related to OpenTable and KAYAK.

The Company's effective tax rate for the nine months ended September 30, 2020 was higher than the nine months ended September 30, 2019, primarily due to the non-deductible goodwill impairment charges related to OpenTable and KAYAK, discrete U.S. tax charges related to unrealized gains on equity securities, an increase in unrecognized tax benefits and the valuation allowance recorded against the deferred tax asset generated from the impairment of certain long-term investments, partially offset by certain non-deductible expenses.

During the three and nine months ended September 30, 2020 and September 30, 2019, a majority of the Company's income was reported in the Netherlands, where Booking.com is based. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 7% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings during the three and nine months ended September 30, 2020 and September 30, 2019 qualified for Innovation Box Tax treatment, which had a beneficial impact on the Company's effective tax rate for these periods.

The aggregate amount of unrecognized tax benefits for all matters at September 30, 2020 and December 31, 2019 was $82 million and $56 million, respectively. The unrecognized tax benefits, if recognized, would impact the effective tax rate. As of September 30, 2020 and December 31, 2019, total gross interest and penalties accrued was $30 million and $10 million respectively. The majority of these unrecognized tax benefits are included in "Other long-term liabilities" and “Other assets, net” in the Consolidated Balance Sheets. The increase in unrecognized tax benefits is principally related to Booking.com’s French tax disputes (see Note 13).

12.                                      CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The tables below present the changes in the balances of accumulated other comprehensive loss ("AOCl") by component for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Foreign currency translation adjustments, net of tax					Net unrealized (losses) gains on available-for-sale securities, net of tax			Total AOCI, net of tax
	Foreign currency translation		Net Investment Hedges (1)		Total, net of tax	Before tax	Tax (expense) benefit	Total, net of tax
	Before tax	Tax benefit (expense)(2)	Before tax	Tax (expense) benefit
Three Months Ended September 30, 2020
Balance, June 30, 2020	$(249)	$58	$17	$(10)	$(184)	$(24)	$(25)	$(49)	$(233)

Other Comprehensive Income (Loss) ("OCI") before reclassifications	99	(4)	(69)	16	42	(5)	—	(5)	37
Amounts reclassified to net income	—	—	—	—	—	—	—	—	—
OCI for the period	99	(4)	(69)	16	42	(5)	—	(5)	37
Balance, September 30, 2020	$(150)	$54	$(52)	$6	$(142)	$(29)	$(25)	$(54)	$(196)

Nine Months Ended September 30, 2020
Balance, December 31, 2019	$(186)	$54	$(2)	$(5)	$(139)	$(7)	$(45)	$(52)	$(191)

OCI before reclassifications	36	—	(50)	11	(3)	(26)	6	(20)	(23)
Amounts reclassified to net income (3)	—	—	—	—	—	4	14	18	18
OCI for the period	36	—	(50)	11	(3)	(22)	20	(2)	(5)
Balance, September 30, 2020	$(150)	$54	$(52)	$6	$(142)	$(29)	$(25)	$(54)	$(196)

	Foreign currency translation adjustments, net of tax					Net unrealized (losses) gains on available-for-sale securities, net of tax			Total AOCI, net of tax
	Foreign currency translation		Net Investment Hedges (1)		Total, net of tax	Before tax	Tax (expense) benefit	Total, net of tax
	Before tax	Tax benefit(2)	Before tax	Tax benefit (expense)
Three Months Ended September 30, 2019
Balance, June 30, 2019	$(179)	$56	$(38)	$4	$(157)	$(7)	$(66)	$(73)	$(230)

OCI before reclassifications	(128)	8	111	(26)	(35)	(28)	7	(21)	(56)
Amounts reclassified to net income (3)	—	—	—	—	—	—	21	21	21
OCI for the period	(128)	8	111	(26)	(35)	(28)	28	—	(35)
Balance, September 30, 2019	$(307)	$64	$73	$(22)	$(192)	$(35)	$(38)	$(73)	$(265)

Nine Months Ended September 30, 2019
Balance, December 31, 2018	$(109)	$41	$(73)	$12	$(129)	$(157)	$(30)	$(187)	$(316)

OCI before reclassifications	(198)	23	146	(34)	(63)	133	(30)	103	40
Amounts reclassified to net income (3)	—	—	—	—	—	(11)	22	11	11
OCI for the period	(198)	23	146	(34)	(63)	122	(8)	114	51
Balance, September 30, 2019	$(307)	$64	$73	$(22)	$(192)	$(35)	$(38)	$(73)	$(265)

(1)         Net investment hedges balance, net of tax, at September 30, 2020 and earlier dates presented above, include accumulated net losses from fair value adjustments of $35 million after tax ($53 million before tax) associated with previously settled derivatives that were designated as net investment hedges. The remaining balances relate to foreign currency transaction gains (losses) and related tax benefits (expenses) associated with the Company's Euro-denominated debt that is designated as a hedge against the impact of currency fluctuations on the net assets of a Euro functional currency subsidiary (see Note 9).
(2)         The tax benefits relate to foreign currency translation adjustments to the Company's one-time deemed repatriation tax liability recorded at December 31, 2017 and foreign earnings for periods after December 31, 2017 that are subject to U.S. federal and state income tax, resulting from the enactment of the U.S. Tax Cuts and Jobs Act (the "Tax Act").
(3)         The reclassified net realized (losses) gains before tax from sales of investments in debt securities and impairment losses before tax related to debt securities are included in "Foreign currency transactions and other" and the related reclassified tax benefits (expenses) are included in "Income tax expense" in the Unaudited Consolidated Statements of Operations. The cost of marketable debt securities sold is determined using a first-in and first-out method. For the nine months ended September 30, 2020, the reclassified tax expenses include a tax expense of $15 million related to the maturity in May 2020 of the Company's investment of $250 million in Trip.com Group convertible notes (see Note 5). For the three and nine months ended September 30, 2019, the reclassified tax expenses include a tax expense of $21 million related to the maturity in August 2019 of the Company's investment of $500 million in Trip.com Group convertible notes.

13.                                      COMMITMENTS AND CONTINGENCIES

Competition and Consumer Protection Reviews

At times, online platforms, including online travel platforms, have been the subject of investigations or inquiries by various national competition authorities ("NCAs") or other governmental authorities regarding competition law matters, consumer protection issues or other areas of concern. The Company is or has been involved in many such investigations. For example, the Company has been and continues to be involved in investigations related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates, conditions or availability that are at least as favorable as those offered to other online travel companies ("OTCs") or through the accommodation provider's website. To resolve and close certain of the investigations, the Company has from time to time made commitments to the investigating authorities regarding future business practices or activities. For example, Booking.com has made commitments to several NCAs, including agreeing to narrow the scope of its parity clauses, in order to resolve parity-

related investigations. These investigations can also result in fines and the Company recorded a liability of $12 million during the three months ended September 30, 2020 for potential fines associated with its contractual parity arrangements. In addition, in September 2017, the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland and the investigation is ongoing. If there is an adverse outcome and Booking.com is unsuccessful in any appeal, Booking.com could be required to reduce its commissions in Switzerland. Some authorities are reviewing the online hotel booking sector more generally through market inquiries and the Company cannot predict the outcome of such inquiries or any resulting impact on its business, results of operations, cash flows or financial condition.

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

    The Company is involved in multiple litigations in Israel claiming that it has violated Israeli consumer protection and competition laws. For example, one such lawsuit alleges that the Company violated Israeli consumer protection laws by failing to properly display Israeli local taxes in the total prices shown to Israeli residents on its platform. Another lawsuit claims that the Company's parity contractual terms with partners violate Israeli competition laws because they are anti-competitive. A third lawsuit claims Israeli consumer protection laws prohibit the Company from facilitating non-refundable bookings to Israeli residents. Each of the plaintiffs in these matters is requesting certification of a class and the Company is defending against class certification. If the court were to grant class certification for any of these matters and if the plaintiffs were successful on the merits of the claims, the Company could be required to pay damages. However, it is not reasonably possible to estimate the amount of such damages because the likelihood of class certification and the success of the merits of these cases are both too speculative at this stage in the litigation and also because a reasonable assessment of the size of any potential class is not possible at this time.

Although Booking.com has not been sued, a German hotel association has threatened Booking.com with a class action lawsuit on behalf of a group of German hotels that alleges that the hotels overpaid commissions to Booking.com because of wide parity terms in the contracts between the hotels and Booking.com between 2006 and 2015. Booking.com recently initiated court proceedings in the Netherlands to declare that the Netherlands is the proper forum for this matter. If the hotel association follows through and files the lawsuit, the class were to be certified and there were to be an adverse outcome, the Company could be required to pay damages. Although the Company believes the claim to be without merit and intends to defend against the claim, if the hotel association were successful in any litigation and the Company were required to pay damages, the amount could be significant. The Company cannot reasonably estimate an amount of potential loss because there are several unknown variables at this early stage, including that the plaintiff has not yet filed a lawsuit.

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

Tax Matters

French tax authorities conducted audits of Booking.com for the years 2003 through 2012 and years 2013 through 2015 and currently are conducting an audit for the years 2016 through 2018. In December 2015, the French tax authorities issued Booking.com assessments for unpaid income and value added taxes related to tax years 2006 through 2012 for approximately

356 million Euros, the majority of which represents penalties and interest. The assessments assert that Booking.com had a permanent establishment in France. In December 2019, the French tax authorities issued an additional assessment of 70 million Euros ($82 million), including interest and penalties, for the 2013 year asserting that Booking.com had taxable income attributable to a permanent establishment in France. The French tax authorities also have issued assessments totaling 39 million Euros ($46 million), including interest and penalties, for certain tax years between 2011 and 2015 on Booking.com's French subsidiary asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com in the Netherlands. As a result of a formal demand from the French tax authorities for payment of the amounts assessed against Booking.com for the years 2006 through 2012, in January 2019, the Company paid the assessments of approximately 356 million Euros ($403 million) in order to preserve its right to contest those assessments in court. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent the Company prevails. In December 2019 and October 2020, the Company initiated court proceedings with respect to certain of the assessments. Although the Company believes that Booking.com has been, and continues to be, in compliance with French tax law, and the Company is contesting the assessments, during the three months ended September 30, 2020, the Company contacted the French tax authorities regarding the potential to achieve resolution of the matter through a settlement. After assessing several potential outcomes and potential settlement amounts and terms, an unrecognized tax benefit in the amount of 50 million Euros ($59 million) has been recorded during the three months ended September 30, 2020, of which the majority has been included as a partial reduction to the tax payment recorded in “Other Assets, net” in the Consolidated Balance Sheets at September 30, 2020. Additional assessments could result when the French tax authorities complete the outstanding audits.

Italian authorities are reviewing Booking.com's activities for the years 2011 through 2016. They are reviewing whether Booking.com has a permanent establishment in Italy and Booking.com's transfer pricing policies in Italy. The Company is cooperating with the investigation but intends to contest any allegation that Booking.com has a permanent establishment in Italy or that its transfer pricing policies are inappropriate. In December 2018 and 2019, the Italian tax authorities issued assessments on Booking.com's Italian subsidiary for approximately 48 million Euros ($56 million) for the 2013 tax year and 58 million Euros ($68 million) for the 2014 tax year, respectively, asserting that its transfer pricing policies were inadequate. The Company believes that Booking.com has been, and continues to be, in compliance with Italian tax law. The Company paid 10 million Euros ($11 million) in December 2019 as a partial prepayment of the 2013 assessment to avoid any collection enforcement from the Italian tax authorities pending the appeal phase of this case. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent the Company prevails. In September 2020, the Italian tax authorities approved the opening of a Mutual Agreement Procedure (“MAP”) between Italy and the Netherlands for the 2013 tax year and the Company expects to request that the 2014 tax year be added to the MAP. Based on the possibility of the 2013 and 2014 Italian assessments being settled through the MAP process, and, after considering potential resolution amounts, a net unrecognized tax benefit amount of 4 million Euros ($5 million) has been recorded during the three months ended September 30, 2020, of which the majority has been included as a partial reduction to the tax payment recorded in "Other Assets, net," in the Consolidated Balance Sheet at September 30, 2020. It is unclear what further actions, if any, the Italian authorities will take. Such actions could include closing the investigation, assessing Booking.com additional taxes, and/or imposing interest, fines and penalties.

In addition, Turkish tax authorities have asserted that Booking.com has a permanent establishment in Turkey and have issued tax assessments for the years 2012 through 2018 for approximately 754 million Turkish Lira ($98 million), which includes interest and penalties through September 30, 2020. The Company believes that Booking.com has been, and continues to be, in compliance with Turkish tax law, and the Company is contesting these assessments. The Company has not recorded a liability in connection with these assessments.

As a result of an internal review of tax policies and positions at one of the Company's smaller subsidiaries, the Company identified two issues related to the application of certain non-income-based tax laws to that subsidiary's business in 2018. At September 30, 2020 and December 31, 2019, the Company had $62 million and $67 million, respectively, accrued related to these travel transaction taxes based on the Company's estimate of the probable travel transaction tax owed for the prior periods, including interest and penalties, as applicable. The related expenses are included in "General and administrative" expense in the Unaudited Consolidated Statements of Operations. The Company currently estimates that the reasonably possible loss related to these matters in excess of the amount accrued is approximately $25 million. The Company's internal review is ongoing, and, to the extent the Company determines that the probable taxes owed related to these matters exceed what has already been accrued or new issues are identified during this review, the Company may need to accrue additional amounts, which could adversely affect the Company’s business, results of operations, financial condition and cash flows.

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

Other Matters

Beginning in 2014, Booking.com received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) (“BPF”) claiming that Booking.com is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which Booking.com is currently participating. BPF instituted legal proceedings against Booking.com and in 2016 the District Court of Amsterdam rejected all of BPF’s claims. BPF appealed the decision to the Court of Appeal, and, in May 2019, the Court of Appeal also rejected all of BPF’s claims, in each case by ruling that Booking.com does not meet the definition of a travel intermediary for purposes of the mandatory pension scheme. BPF has appealed to the Netherlands Supreme Court. In October 2020, the Dutch Advocate General issued an opinion to the Supreme Court stating that the Dutch Advocate General believes the decision of the Court of Appeal to be incorrect based on her interpretation of the pension scheme requirements. The Company has submitted to the Supreme Court a response to the Advocate General's opinion. While the Company continues to believe that it is in compliance with its pension obligations and that the Dutch Supreme Court should uphold the ruling of the Court of Appeal, based on the significant influence the Dutch Advocate General’s opinion typically has on the Supreme Court, the Company has reevaluated the probability of a loss and believes it is probable that it has incurred a loss related to this matter. The Company expects the Dutch Supreme Court to rule in the first quarter of 2021. In the event the Supreme Court overturns the decision of the Court of Appeal and remands the case to a lower court, the Company intends to pursue a number of defenses in any subsequent proceedings and may ultimately prevail in whole or in part. The Company is not able to reasonably estimate a loss or a range of loss because the litigation is ongoing and there are significant factual and legal questions yet to be determined. As a result, as of September 30, 2020, the Company has not recorded a liability in connection with a potential adverse outcome to this litigation. However, if Booking.com were to ultimately lose and all of BPF’s claims were to be accepted (including retroactivity to 1999), the Company estimates that as of September 30, 2020, the maximum loss, not including any potential interest or penalties, would be approximately $265 million. Such estimated potential loss increases as Booking.com continues not to contribute to the BPF and depends on Booking.com's applicable employee compensation after September 30, 2020.

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

Building Construction

In September 2016, the Company signed a turnkey agreement to construct an office building for Booking.com’s future headquarters in the Netherlands. Upon signing this agreement, the Company paid 43 million Euros ($48 million) for the acquired land-use rights, which was included in "Operating lease assets" in the Consolidated Balance Sheets. In addition, since signing the turnkey agreement the Company has made several progress payments principally related to the construction of the building, which are included in "Property and equipment, net" in the Consolidated Balance Sheets. As of September 30, 2020, the Company has paid 195 million Euros ($224 million) and had a remaining obligation of 66 million Euros ($78 million) at September 30, 2020, related to the turnkey agreement. The Company's contractual obligation was reduced by 9 million Euros ($10 million) during the three months ended June 30, 2020. The remaining obligation will be paid through mid-2022, when the Company anticipates construction will be complete.
    In addition to the turnkey agreement, the Company has a remaining obligation at September 30, 2020 to pay 70 million Euros ($82 million) over the remaining initial term of the acquired land lease, which expires in 2065. The Company has made and will continue to make additional capital expenditures to fit out and furnish the office space. At September 30, 2020, the Company had 30 million Euros ($35 million) of outstanding commitments to vendors to fit out and furnish the office space.

Other Contractual Obligations

In 2018, the Company entered into an agreement to sign a future lease related to approximately 222,000 square feet of office space in the city of Manchester in the United Kingdom for the future headquarters of Rentalcars.com. The Company's obligation to execute the lease is conditional upon the lessor completing certain activities, which are expected to be completed in 2021. If these activities are completed, the lease will commence for a term of approximately 13 years and the Company will have a lease obligation of approximately 65 million British Pounds Sterling ($84 million), excluding lease incentives. The Company will also make capital expenditures to fit out and furnish the office space.

14.                OTHER

Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents at September 30, 2020 and December 31, 2019 principally relates to the minimum cash requirement for the Company's travel-related insurance business. The following table reconciles cash and cash equivalents and restricted cash and cash equivalents reported in the Consolidated Balance Sheets to the total amounts shown in the Unaudited Consolidated Statements of Cash Flows (in millions):

	September 30, 2020	December 31, 2019
	(Unaudited)
As included in the Consolidated Balance Sheets:
Cash and cash equivalents	$11,197	$6,312
Restricted cash and cash equivalents included in "Prepaid expenses and other current assets, net"	20	20
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Consolidated Statements of Cash Flows	$11,217	$6,332

Income Taxes Prepayment and Refund
In the first quarter of 2020, the Company made a prepayment of the Netherlands income taxes of 660 million Euros ($717 million) to earn prepayment discounts. The Company requested a refund of this amount from the Dutch tax authorities and it was received in April 2020.

Restructuring and other Exit Costs
In response to the reduction in the Company's business volumes as a result of the impact of the COVID-19 pandemic (see Note 1), during the nine months ended September 30, 2020, the Company has taken actions at all its brands to reduce the size of its workforce to optimize efficiency and reduce costs.

In August 2020, the Company announced its intention to reduce Booking.com's (including Rentalcars.com) global workforce. In September 2020, the Company commenced some of the intended restructuring actions to reduce Booking.com's workforce in over 40 countries. In October 2020, Booking.com commenced voluntary leaver schemes in the Netherlands, the United Kingdom and Spain and a reduction in force in certain other countries. Reductions in force in certain countries (including the Netherlands and the United Kingdom), where Booking.com continues to be engaged in the process of consulting with its employees, works councils, employee representatives and other relevant organizations, have not yet been completed. The Company is targeting to complete the vast majority of announcements to affected employees by the end of 2020.

During the three and nine months ended September 30, 2020, the Company recorded expenses of $41 million and $75 million, respectively, for the restructuring actions initiated at Booking.com and the other brands, which are included in “Restructuring and other exit costs” in the Unaudited Consolidated Statements of Operations. These expenses are primarily cash-based and consist of employee severance and other one-time termination benefits, and other costs. Noncash expenses recorded during the three and nine months ended September 30, 2020 were $1 million and $3 million, respectively. The Company made cash payments of $50 million during the nine months ended September 30, 2020. At September 30, 2020, restructuring liabilities of $22 million are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet. As of September 30, 2020, the Company has recorded employee severance and other one-time termination costs that meet the requirements for recognition in accordance with the relevant guidance of Accounting Standards Codification ("ASC") 420, Exit or Disposal Cost Obligations or ASC 712, Compensation - Nonretirement Postemployment Benefits, as applicable.

In addition to the restructuring expenses recorded during the nine months ended September 30, 2020 and included in “Restructuring and other exit costs” in the Unaudited Consolidated Statements of Operations, the Company estimates that it will record approximately $100 million of additional restructuring expenses, in the aggregate, during the three months ending December 31, 2020 and in early 2021. The estimates are subject to finalization of the Company’s plans following consultation with employees, works councils, including the Dutch works council, employee representatives and other relevant organizations and the outcome of the voluntary leaver schemes launched by the Company. This estimate may change as the Company finalizes its cost reduction plans. The Company’s evaluation of various alternative courses of action related to leased facilities impacted by the reduction in workforce and other contract terminations and modifications is still in progress and the Company may incur additional costs resulting from such actions.

Government Grants and other Assistance
Certain governments have passed or are considering modifying legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid, and some of these governments have extended or are considering extending these programs. The Company has participated in several of these programs, including the Netherlands' wage subsidy program and the United Kingdom's job retention scheme. In addition, in certain countries, such as Singapore and China, the Company is also participating in programs where the government assistance is in the form of wage subsidies and reductions in wage-related employer taxes paid by the Company. During the three and nine months ended September 30, 2020, the Company recognized government grants and other assistance benefits of $22 million and $122 million, respectively. The government grants and other assistance is recorded as a reduction of "Personnel" expense in the Unaudited Consolidated Statements of Operations. At September 30, 2020, the Company has received $95 million and recorded a receivable of $27 million, which is included in “Prepaid expenses and other current assets, net” in the Consolidated Balance Sheet, for payments expected to be received for the programs where it has met the qualifying requirements and it is probable that payment will be received. The majority of this receivable is expected to be received in 2021. In addition, certain governments have extended support for the travel and tourism industry through special programs whereby discounts are extended to travelers through travel service providers or through travel agents for reservations facilitated by them. The Company is participating in Japan's Go To Travel program and Thailand's We Travel Together program.

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

We evaluate certain operating and financial measures on both an as-reported and constant-currency basis. We calculate constant currency by converting our current-year period operating and financial results for transactions recorded in currencies other than U.S. Dollars using the corresponding prior-year period monthly average exchange rates rather than the current-year period monthly average exchange rates.

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

Trends

In response to the outbreak of the novel strain of the coronavirus, COVID-19 (the "COVID-19 pandemic"), many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses. These government mandates have forced many of the partners on whom our business relies, including hotels and other accommodation providers, airlines and restaurants, to seek government support in order to continue operating, to curtail drastically their service offerings or to cease operations entirely. Further, these measures have materially adversely affected, and may further adversely affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and our workforce, operations and customers. The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in travel and restaurant activities and consumer demand for related services. Our financial results and prospects are almost entirely dependent on the sale of such travel and restaurant-related services. Our results for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020 have been significantly and negatively impacted, with a material decline in gross travel bookings, room nights booked, total revenues, net income and cash flow from operations as compared to the corresponding period in 2019. Newly-booked room night reservations, excluding the impact of cancellations, declined rapidly as the COVID-19 pandemic spread, and decreased by over 85% in April 2020 as compared to April 2019, but since then had steadily improved through the summer travel period. However, more recently, we have seen an increased decline in newly-booked room night reservations, due in part to increased COVID-19 case counts and reimposed or additional government-imposed travel restrictions particularly in Europe. The general improvement in newly-booked room night trends since April has primarily been driven by domestic travel (travelers booking a stay within their own country) while international travel has shown very limited signs of recovery. Over this same time period, we have seen a year-over-year increase in the share of our newly-booked room nights made on a mobile device, as well as an increase in the share of newly-booked room nights for alternative accommodation properties, though the increase in alternative accommodation share has moderated more recently. In addition, we have observed an improvement in cancellation rates since the high in April, which benefits our room nights booked including cancellations but does not impact newly-booked room nights.

Our revenue growth in the second and third quarters was impacted to a greater extent than newly-booked room night growth due to the impact of higher cancellations and lower accommodation average daily rates ("ADRs") as compared to the corresponding period in 2019. We expect to continue to see severely reduced new travel and restaurant reservation bookings as compared to 2019 levels for the foreseeable future, which will have a materially adverse impact on our business, financial condition, results of operations and cash flows. Further, given the volatility in global markets and the financial difficulties faced by many of our travel service provider and restaurant partners, we have increased our provision for expected credit losses on receivables from and cash advances made to our travel service provider and restaurant partners.

Due to the uncertain and rapidly evolving nature of current conditions around the world, we are unable to predict accurately the impact that the COVID-19 pandemic will have on our business going forward. As a result of the recently rising COVID-19 case counts and implementations of additional travel restrictions, particularly in Europe, we have seen recent reversals of the improving newly-booked room night and declining cancellation rate trends that we observed from April through the summer period. If these trends continue, we currently expect that the COVID-19 pandemic will impact our financial performance for the three months ending December 31, 2020 more significantly than it impacted the three months ended September 30, 2020. With the continued spread of COVID-19 in Europe, the United States and various other countries, we expect the pandemic and its effects to continue to have a significant adverse impact on our business for the duration of the pandemic, during any resurgences of the pandemic and during the subsequent economic recovery, which could be an extended period of time. For more information, see Part II, Item 1A, Risk Factors - "The COVID-19 pandemic has materially adversely affected, and may further adversely impact, our business and financial performance."

In response to the COVID-19 pandemic, we have taken and are taking various actions to address the impact of the pandemic on our business. Among other actions, we have:

•Raised $4.1 billion in debt and negotiated amendments to our revolving credit facility to provide additional financial flexibility
•Initiated restructuring activities at all of our brands
•Participated in certain government aid programs, including employee wage support programs
•Suspended general share repurchases
•Eliminated non-essential business travel
•Canceled internal company events and offsites
•Significantly reduced marketing spend worldwide
•Implemented a general company-wide hiring freeze

•Sold investments in government debt securities, corporate debt securities and Trip.com Group American Depositary
Shares ("ADSs")

Further, our Chief Executive Officer and the Chief Executive Officers of our brands have voluntarily declined their salaries, certain other senior managers have voluntarily reduced their salaries and our non-employee Directors have voluntarily waived their cash fees until the end of 2020.

In response to the reduction in our business volumes as a result of the impact of the COVID-19 pandemic, during the nine months ended September 30, 2020, we have taken actions at all our brands to reduce the size of our workforce to optimize efficiency and reduce costs. We have initiated restructuring activities at all our brands, and once completed we expect to realize annualized cost savings between $330 million and $380 million in personnel-related expenses. Restructuring activities at Booking.com are still in progress, as Booking.com continues the process of consulting with its employees, works councils, employee representatives and other relevant organizations where applicable (including in the Netherlands and the United Kingdom) regarding the intended reduction in force and related cost reduction and restructuring actions. At this time, and subject to finalizing our plans following consultation with Booking.com’s employees, works councils, including the Dutch works council, employee representatives and other relevant organizations, we continue to estimate that in total these cost reductions at Booking.com could produce annualized personnel run-rate savings between $250 million to $300 million. In addition to the restructuring expenses recorded during the nine months ended September 30, 2020 and included in “Restructuring and other exit costs” in the Unaudited Consolidated Statements of Operations, we estimate that we will record approximately $100 million of additional restructuring expenses, in the aggregate, during the three months ending December 31, 2020 and in early 2021. This preliminary estimate may change and will be updated as we finalize our cost reduction plans at Booking.com. We are targeting to complete the vast majority of announcements to affected employees by the end of 2020. We expect that by the time the restructuring activities are complete, the workforce will have been reduced by up to approximately 25%, as compared to when we began the restructuring activities at Booking.com, due to these restructuring activities and attrition.

We have also been working with travelers and our travel service provider partners to deal with reservation cancellations and other disruptions arising from the impact of the pandemic. For example, when the pandemic started, Booking.com committed to allow cancellations of certain non-refundable bookings that were impacted by government travel restrictions and OpenTable has waived fees payable by restaurants for diners seated through OpenTable's online reservation service and subscription fees for many restaurants. The impacts of the COVID-19 pandemic are wide-ranging and affect all aspects of our business. As a result, the pandemic has negatively affected our financial results and condition as described throughout this Quarterly Report on Form 10-Q. We anticipate that we will continue to make decisions and take actions to address the impacts of the pandemic on our business, including additional efforts to reduce costs while preserving our ability to offer valuable services to consumers and partners when the industry recovers. The full impact of the pandemic on our business is impossible to predict, and therefore we may recognize additional negative impacts to our operating results and financial condition in future periods as a result of the pandemic.

Certain governments have passed or are considering modifying legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid, and some of these governments have extended or are considering extending these programs. We have participated in several of these programs, including the Netherlands' wage subsidy program and the United Kingdom's job retention scheme. In addition, certain governments have extended support for the travel and tourism industry through special programs whereby discounts are extended to travelers through travel service providers or through travel agents for reservations facilitated by them. We are participating in Japan's Go To Travel program and Thailand's We Travel Together program.

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

Historically, our growth has primarily been generated by the worldwide accommodation reservation business of Booking.com, which is our most significant brand, and has been due, in part, to the availability of a large number of properties through Booking.com. Booking.com included approximately 2,483,000 properties on its website at September 30, 2020, consisting of approximately 450,000 hotels, motels and resorts and approximately 2,033,000 homes, apartments and other unique places to stay, compared to approximately 2,520,000 properties (including approximately 455,000 hotels, motels and resorts and approximately 2,065,000 homes, apartments, and other unique places to stay) at September 30, 2019. Booking.com categorizes properties listed on its website as either (a) hotels, motels and resorts, which groups together more traditional accommodation types (including hostels and inns), or (b) homes, apartments and other unique places to stay, also referred to as alternative accommodations, which encompasses all other types of accommodations, including bed and breakfasts, villas, apart-hotels and beyond.

We intend to continue to improve the accommodation choices available for reservation on our platforms, however the growth rate of the number of accommodations on our platforms may vary in part as a result of removing accommodations from time to time. At September 30, 2020, we saw a year-over-year decrease in the number of properties on Booking.com’s website, as compared to September 30, 2019, driven by an elevated number of accommodations removed from the platform due primarily to the properties not providing availability on our platforms, non-payment of invoices, or property closures. We have continued to see a year-over-year increase in the number of accommodations removed from our platform during the COVID-19 pandemic, and we expect to see further accommodation removals in the future due to increases in property closures or changes in ownership.

Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because alternative accommodations are often either a single unit or a small collection of independent units, these properties generally represent more limited booking opportunities than hotels, motels and resorts, which generally have more units to rent per property. Further, alternative accommodations in general may be subject to increased seasonality due to local tourism seasons or other factors or may not be available at peak times due to use by the property owners. We may also experience lower profit margins with respect to these properties due to certain additional costs, such as increased customer service costs, related to offering these accommodations on our platforms. As our alternative accommodation business has grown, these different characteristics have negatively impacted our profit margins and we expect this trend to continue. Further, to the extent these properties represent an increasing percentage of the properties added to our platforms, we expect that our room nights growth rate and property growth rate will continue to diverge over time (since each such property has fewer booking opportunities). As a result of the foregoing, as the percentage of alternative accommodation properties increases, the number of reservations per property will likely continue to decrease. In the third quarter of 2020, we observed a moderately higher share of our newly-booked room nights to be for stays at our alternative accommodation properties, as compared to the corresponding period in 2019. We believe that continuing to improve the choices of accommodations available through our services, in particular Booking.com, will help us to continue to grow our accommodation reservation business.

We are constantly innovating to grow our business by, among other things, providing a best-in-class user experience with intuitive, easy-to-use online platforms (i.e., websites and mobile apps) to ensure that we are meeting the needs of online consumers while aiming to exceed their expectations. As part of these ongoing efforts, we have a long-term strategy to build a more integrated offering of multiple elements of travel, which we refer to as the "Connected Trip", and we expect these efforts to increase room night growth and revenue growth over time. Although we expect our efforts to build the Connected Trip will increase revenue growth over time, we may see a negative impact on our operating margins in the near term as we incur the expenses associated with these investments. Further, to the extent our non-accommodation services grow faster than our accommodation services, whether as part of the Connected Trip or otherwise, our operating margins may be negatively affected if we experience an increasing mix of revenues from lower-margin services.

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

Our markets are also subject to rapidly changing conditions, including technological developments, consumer behavior changes, regulatory changes and travel service provider consolidation. We expect these trends to continue. For example, we have experienced a significant shift of both direct and indirect business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. In addition, the revenue earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay, have lower accommodation ADRs and are not made as far in advance. In the third quarter of 2020, we have observed a higher share of our newly-booked room nights made on a mobile device, as compared to the first and second quarters of 2020 and the corresponding period in 2019. For more detail regarding the competitive trends and risks we face, see Part II, Item 1A, Risk Factors - "Intense competition could reduce our market share and harm our financial performance." and "Consumer adoption and use of mobile devices creates challenges and may enable device companies such as Google and Apple to compete directly with us." and "We may not be able to keep up with rapid technological or other market changes."

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

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Historically, our marketing expenses increased significantly, however, we experienced more moderate growth rates in recent years, and since the COVID-19 pandemic, our marketing expenses have declined significantly. Our marketing expense is comprised of performance marketing and brand marketing expenses. Our performance marketing expense, which represents a substantial majority of our marketing expense, is primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our websites. Our brand marketing expense is primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook), online display advertising and other brand marketing. Total marketing expenses were $0.7 billion and $1.8 billion for the three and nine months ended September 30, 2020, respectively, compared to $1.4 billion and $4.0 billion for the three and nine months ended September 30, 2019, respectively. We expect that our marketing expenses will remain significantly below 2019 levels for the remainder of 2020.

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

We have observed a long-term trend of decreasing performance marketing returns on investment ("ROIs"), however, in recent years, we observed periods of stable or increasing ROIs. During the first several months of the COVID-19 pandemic, we experienced large year-over-year declines in ROIs driven by a significant increase in cancellation rates. While we have observed year-over-year decreases in ROIs in the second and third quarters of 2020, ROIs have improved since the early months of the pandemic, though we expect volatility in our ROIs for the duration of the pandemic. When evaluating our performance marketing spend, we typically consider several factors for each channel, such as the customer experience on the advertising platform, the incrementality of the traffic we receive and the anticipated repeat rate from a particular platform, as well as other factors. However, with the significant decrease in demand due to the COVID-19 pandemic, our performance marketing spend is highly influenced by expected cancellation rates in addition to the other factors listed above. The amount of business we obtain through each performance marketing channel is impacted by numerous factors, including the level of consumer demand for travel, bidding decisions by us and our competitors (including decisions to optimize performance marketing ROIs) and the marketing efforts and success of those channels to attract consumers and generate demand. See Part II, Item 1A, Risk Factors - "We rely on marketing channels to generate a significant amount of traffic to our platforms and grow our business." and "Our business could be negatively affected by changes in online search and meta-search algorithms and dynamics or traffic-generating arrangements."

In recent years, we experienced significant increases in our cancellation rates, which negatively affected our marketing efficiency and results of operations. However, from the third quarter of 2018 until the fourth quarter of 2019, our cancellation rates generally decreased, which benefited our marketing efficiency and results of operations. Since the COVID-19 pandemic we have experienced unprecedented increases in cancellation rates, which negatively impacted our marketing efficiency and results of operations. For example, increased cancellations, especially early in the pandemic, have resulted in increased customer service costs, as well as higher than normal cash outlays to refund consumers for prepaid reservations. However, from April 2020 through the third quarter of 2020, we saw a steady improvement in cancellation rates, which trended towards levels that we observed prior to the COVID-19 pandemic. More recently, we have seen a reversal of the improving cancellation rate trend, and we expect to continue to see volatility in cancellation rates due to any resurgences of the pandemic leading to reinstituted or additional travel restrictions, shelter-in-place rules and reduced willingness to travel. Further, in the third quarter of 2020, a higher share of our newly-booked room night reservations were made with flexible cancellation policies, as compared to the first quarter of 2020 and the corresponding period in 2019, which could result in higher than normal cancellation rates in future quarters.

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

As noted earlier, our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. As a result, both the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars are affected by foreign currency exchange rate changes.  Our foreign-currency-denominated gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars are higher for the three months ended September 30, 2020 than they would have been had foreign currency exchange rates remained unchanged from the three months ended September 30, 2019. However, for the nine months ended September 30, 2020, movements in foreign currency exchange rates had little or no impact on our performance metrics and financial results. For example, total revenues from our international businesses decreased by 47.7% and 53.1% for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019, respectively, but, without the impact of changes in foreign currency exchange rates, declined year-over-year on a constant-currency basis by approximately 49% and 53%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. Historically, the aggregate principal value of our Euro-denominated long-term debt and accrued interest thereon provided a hedge against the impact of foreign currency exchange rate fluctuations on the net assets of one of our Euro functional currency subsidiaries. Beginning in the second quarter of 2019, we have only designated certain portions of the aggregate principal value of our Euro-denominated debt as a hedge, and as a result we have recognized foreign currency transaction gains or losses. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Foreign currency transactions and other" in the Unaudited Consolidated Statements of Operations (see Note 6 to our Unaudited Consolidated Financial Statements). For more information, see Part II, Item 1A, Risk Factors - "We are exposed to fluctuations in foreign currency exchange rates."

We generally enter into derivative instruments to minimize the impact of foreign currency exchange rate fluctuations on our transactional balances denominated in currencies other than the functional currency. In periods prior to the second quarter of 2020, we also entered into derivative instruments to minimize the impact of short-term foreign currency exchange rate fluctuations on the translation of our consolidated operating results into U.S. Dollars. However, these instruments were short-term in nature and not designed to hedge against currency fluctuations that could impact growth rates for our gross bookings or revenues. Since the first quarter of 2020, we have not entered into such derivative instruments as the impact of the COVID-19 pandemic on our operating results are highly uncertain. We will continue to evaluate the use of derivative instruments in the future. (See Note 6 to our Unaudited Consolidated Financial Statements for additional information related to our derivative contracts).

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

Seasonality

In recent years, the majority of our gross bookings have been generated in the first half of the year, as consumers planned and reserved their spring and summer vacations in Europe and North America. However, we would generally recognize revenue from these bookings when the travel begins (at "check-in"), which can be in a quarter other than when the associated reservations are booked. In contrast, we expensed the substantial majority of our marketing activities as the expense is incurred, which, in the case of marketing in particular, is typically in the quarter in which associated reservations were booked. As a result of this timing difference between when we recorded marketing expense and when we recognized associated revenue, we have experienced our highest levels of profitability in the third quarter of the year, which is when we experienced the highest levels of accommodation check-ins for the year for our European and North American businesses. The first quarter of the year was typically our lowest level of profitability and highest level of volatility in earnings growth rates due to these seasonal timing factors. For our Asia-Pacific business, we experienced the highest level of accommodation check-ins in the fourth quarter. As the relative growth rates for our businesses fluctuate, the quarterly distribution of our operating results may vary. The COVID-19 pandemic has impacted seasonality in 2020; for example, we witnessed a higher share of travel being booked during the second and third quarter for stays during the summer period than in prior years. We cannot currently predict travel patterns given the COVID-19 pandemic, and we may not experience typical seasonality effects on our business in 2021.

For several years, we experienced an expansion of the booking window (the average time between the making of a travel reservation and the travel), which impacts the relationship between our gross bookings (recognized at the time of booking) and our revenues (recognized at the time of check-in).  However, we saw a contraction of the booking window throughout 2018 and 2019. Due to the impact of the COVID-19 pandemic on our booking trends, we saw an initial expansion in the booking window versus the comparable prior-year period as an increased percentage of newly-booked room nights were made for travel occurring during the summer period. However, in the third quarter, we saw a significant contraction of the booking window versus the comparable prior-year period as an increased percentage of newly-booked room nights were made for travel that was to occur close to the time of booking. We expect that the length of the booking window will be volatile and difficult to predict throughout the duration of the COVID-19 pandemic. Future changes in the length of the booking window will affect the degree to which our gross bookings and revenues occur in the same period and, as a result, whether our gross bookings growth rates and revenue growth rates converge or diverge.

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
Due to the significant and negative financial impact of the COVID-19 pandemic, at March 31, 2020, we performed the recoverability test of our long-lived assets and concluded there was no impairment. At September 30, 2020, for asset groups other than OpenTable and KAYAK, no additional impairment indicators were identified. For OpenTable and KAYAK, we tested the recoverability of the long-lived assets and concluded there was no impairment at September 30, 2020.
We test goodwill for impairment annually and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test goodwill at a reporting unit level.  Our annual goodwill impairment tests are performed as of September 30.
Interim Goodwill Impairment Test
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
As of March 31, 2020, the estimated fair value of each of our reporting units, except the OpenTable and KAYAK reporting unit, substantially exceeded its respective carrying value. For the OpenTable and KAYAK reporting unit, we recognized a goodwill impairment charge of $489 million for the three months ended March 31, 2020, which is not tax-deductible, resulting in an adjusted carrying value of goodwill for OpenTable and KAYAK of $1.5 billion at March 31, 2020. The goodwill impairment was primarily driven by a significant reduction in the forecasted near-term cash flows of OpenTable and KAYAK as well as the significant decline in comparable companies' market values as a result of the COVID-19 pandemic.
The estimated fair value of OpenTable and KAYAK was determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and a market approach (applying the recent decline in enterprise values of comparable publicly-traded companies to the recently calculated fair value for OpenTable and KAYAK as well as applying comparable company multiples).
The income approach estimates fair value utilizing long-term growth rates and discount rates applied to the cash flow projections. In the cash flow projections, we assumed that OpenTable and KAYAK will experience a significant decline in near-term cash flows with a recovery to 2019 levels of financial performance (including profitability) occurring in 2023. The shape and timing of the recovery was a key assumption in our fair value calculation (both in the income and market approaches).
Annual Goodwill Impairment Test
As of September 30, 2020, we performed our annual goodwill impairment test. Other than the OpenTable and KAYAK reporting unit, the fair values of our reporting units substantially exceeded their respective carrying values.
For the OpenTable and KAYAK reporting unit, we recognized a goodwill impairment charge of $573 million for the three months ended September 30, 2020, which is not tax-deductible, resulting in an adjusted carrying value of goodwill for OpenTable and KAYAK of $1.0 billion at September 30, 2020. The goodwill impairment was primarily driven by a significant reduction in the forecasted cash flows of OpenTable and KAYAK, reflecting a longer assumed recovery period to 2019 levels of profitability, mainly due to the continued material adverse impact of the COVID-19 pandemic, including its impact on the flight vertical at KAYAK, and the lowered current outlook for monetization opportunities in restaurant reservation services.
The estimated fair value of OpenTable and KAYAK was determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and a market approach (applying comparable company multiples).
The income approach estimates fair value utilizing long-term growth rates and discount rates applied to the cash flow projections. The income approach, applied as of September 30, 2020, reflects a reduction in the forecasted cash flows of OpenTable and KAYAK and a longer assumed recovery period to 2019 levels of profitability, driven primarily by the lowered current outlook for monetization opportunities in restaurant reservation services and slower than previously expected recovery trends for airline travel, which is a key vertical for KAYAK. For the interim goodwill impairment test at March 31, 2020, we expected a recovery to 2019 levels of financial performance occurring in 2023 for OpenTable and KAYAK. Based on our evaluation of all relevant information available as of September 30, 2020 for the annual goodwill impairment test, we do not expect that OpenTable and KAYAK will return to the 2019 level of profitability within the next five years, and it is uncertain whether the shape of the recovery will ultimately match our expectations. An increase or decrease of one percentage point to the profitability growth rates used in the cash flow projections would result in an increase or decrease of approximately $100 million to the estimated fair value of OpenTable and KAYAK at September 30, 2020. The discount rate is determined based on the reporting unit’s estimated weighted-average cost of capital and adjusted to reflect the risks inherent in its cash flows, which requires significant judgments. The discount rate used for the annual goodwill impairment test as of September 30, 2020 is higher than the discount rate used for the interim goodwill impairment test as of March 31, 2020. If the discount rate used in the income approach increases or decreases by 0.5%, the impact to the estimated fair value of OpenTable and KAYAK, at September 30, 2020, ranges from a decrease of approximately $65 million to an increase of approximately $70 million.

The estimation of fair value reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding OpenTable and KAYAK’s expected growth rates and operating margin, expected length and severity of the impact from the COVID-19 pandemic, the shape and timing of the subsequent recovery and the competitive environment, as well as other key assumptions with respect to matters outside of our control, such as discount rates and market comparables. It requires significant judgments and estimates and actual results could be materially different than the judgments and estimates used to estimate fair value. Future events and changing market conditions may lead us to re-evaluate the assumptions reflected in the current forecast disclosed above, particularly the assumptions related to the length and severity of the COVID-19 pandemic and the shape and timing of the subsequent recovery, which may result in a need to recognize an additional goodwill impairment charge that could have a material adverse effect on our results of operations.

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

Our investments in private companies accounted for as debt securities had an aggregate estimated fair value of $250 million at September 30, 2020, which includes the Grab investment with an estimated fair value of $200 million. We measured these investments with a "Level 3" valuation using management's estimates that incorporate current market participant expectations of future cash flows considered alongside recent financing transactions of the investees and other relevant information.

We performed an impairment analysis on the investment in Didi Chuxing at March 31, 2020 considering the impact of the COVID-19 pandemic, which resulted in an adjusted carrying value of $400 million at March 31, 2020 and September 30, 2020. No additional impairment indicators were identified as of September 30, 2020. As discussed below, we used unobservable inputs in order to determine fair value.  We used an income approach in estimating the fair value of Didi Chuxing as of March 31, 2020.  The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on a company’s weighted- average cost of capital, and is adjusted to reflect the risks inherent in its cash flows. The key unobservable inputs and ranges used include the weighted average cost of capital (12%-14%), terminal Earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple (13x-15x), volatility (60%-70%) and an estimated time to liquidity of 4 years. Significant changes in any of these inputs in isolation would have resulted in significantly different fair value measurements. Generally, a change in the assumption used for terminal EBITDA multiples would result in a directionally similar change in the fair value and a change in the assumption used for weighted average cost of capital or volatility would result in a directionally opposite change in the fair value.

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

Contingencies

Loss contingencies (other than income tax related contingencies) arise from actual or possible claims and assessments and pending or threatened litigation that may be brought against us by individuals, governments or other entities. Based on our assessment of loss contingencies at each balance sheet date, a loss is recorded in the financial statements if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. If the amount of the loss cannot be reasonably estimated, we disclose information about the contingency in the financial statements. We also disclose information in our financial statements about reasonably possible loss contingencies.

The determination of whether a loss is probable and whether the amount of the loss can be reasonably estimated requires significant judgment and evaluation of all the underlying facts and circumstances, including judgments about the potential actions of third-party claimants, regulatory authorities and courts. Claims, assessments and litigations involve significant uncertainties such as the complexity of the facts, the legal theories involved, the nature of the claims, the judgement of the courts, the applicable methodology for determining potential damages and, in the case of class actions, whether a class action can be certified, the extent to which members of a class would or would not file a claim and the uncertainty inherent in class actions.

On a quarterly basis, we update our analysis and estimates considering all available information, including the impact of negotiations, settlements, rulings and advice of legal counsel. Changes in our assessment of whether a loss is probable, our estimate of the loss, or our determination of whether the amount of loss can be reasonably estimated could have a material impact on our results of operations and financial position. Changes in our assumptions regarding a particular matter or the effectiveness of our strategies related to legal and other proceedings could also have a material impact on our results of operations and financial position. For all loss contingencies, until a matter is finally resolved, there may be an exposure to loss in excess of the liability accrued for the matter and such amounts could be material.

For income taxes, we have been audited in many jurisdictions and, from time to time, face challenges from the tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions that we have taken on our tax returns. Although we believe that our tax filing positions are reasonable and comply with applicable law, we regularly review our tax filing positions, especially in light of tax law or business practice changes, and we may change our positions or determine that previous positions should be amended, either of which could result in additional tax liabilities. The final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals.

The evaluation of tax positions and recognition of income tax benefits require significant judgment and we consult with external tax and legal counsel, as appropriate. We consider the technical merits of our tax positions along with the applicable tax statutes, related interpretations and precedents and our expectation of the outcome of proceedings (or negotiations) with tax authorities. We recognize liabilities when we believe that uncertain positions may not be fully sustained upon audit by the tax authorities, including any related appeals or litigation processes. Liabilities recognized for uncertain tax positions are based on a two-step approach for recognition and measurement. First, we evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained based on its technical merits. Second, we measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Interest and penalties attributable to uncertain tax positions, if any, are recognized as a component of income tax expense. The tax benefits ultimately realized by us may be different than what is recorded in the financial statements due to future events such as our settling the matter with the tax authorities and our success in sustaining our tax positions.

For additional information related to contingencies, see Note 13 to our Unaudited Consolidated Financial Statements.

Results of Operations
Three and Nine Months Ended September 30, 2020 compared to the Three and Nine Months Ended September 30, 2019

We evaluate certain operating and financial measures on both an as-reported and constant-currency basis. We calculate constant currency by converting our current-year period operating and financial results for transactions recorded in currencies other than U.S. Dollars using the corresponding prior-year period monthly average exchange rates rather than the current-year period monthly average exchange rates.

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

Accommodation room nights, rental car days and airline tickets reserved through our services for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2020	2019		2020	2019
Room nights	127	223	(43.1)%	279	654	(57.2)%
Rental car days	9	21	(55.6)%	23	60	(61.9)%
Airline tickets	2	2	(9.3)%	4	6	(29.7)%

Accommodation room nights, rental car days and airline tickets reserved through our services each declined for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, due to the COVID-19 pandemic, which drove a substantial decline in new travel bookings and increased cancellation rates.

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the three and nine months ended September 30, 2020 and 2019 were as follows (numbers may not total due to rounding):

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2020	2019		2020	2019
Agency	$9,521	$18,118	(47.4)%	$19,377	$56,433	(65.7)%
Merchant	3,861	7,163	(46.1)%	8,705	19,297	(54.9)%
Total	$13,382	$25,281	(47.1)%	$28,082	$75,730	(62.9)%

Gross bookings decreased by 47.1% and 62.9% for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019 (decreased on a constant-currency basis by approximately 48% and 63%, respectively), almost entirely due to the 43.1% and 57.2% decline in accommodation room night reservations for the three and nine months ended September 30, 2020, respectively, as well as a decline in accommodation ADRs of approximately 8% and 14% on a constant-currency basis for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019. We believe that unit growth rates and growth in total gross bookings on a constant-currency basis, which excludes the impact of foreign currency exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

Agency gross bookings are derived from travel-related transactions where we do not facilitate payments from travelers for the travel services provided. Agency gross bookings decreased by 47.4% and 65.7% for the three and nine months ended

September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019, almost entirely due to a decrease in gross bookings from agency accommodation room night reservations at Booking.com.

Merchant gross bookings are derived from services where we facilitate payments from travelers for the travel services provided. Merchant gross bookings decreased by 46.1% and 54.9% for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019, almost entirely due to a decrease in gross bookings from our merchant accommodation reservation services at Booking.com, agoda and priceline. Merchant gross bookings for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, declined less than agency gross bookings due to stronger growth of merchant gross bookings early in the nine-month period as Booking.com had been expanding its merchant accommodation reservation services prior to the COVID-19 pandemic.

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

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2020	2019		2020	2019
Agency revenues	$1,723	$3,435	(49.9)%	$3,504	$7,991	(56.2)%
Merchant revenues	837	1,313	(36.2)%	1,741	2,875	(39.4)%
Advertising and other revenues	80	292	(72.7)%	313	861	(63.7)%
Total revenues	$2,640	$5,040	(47.6)%	$5,558	$11,727	(52.6)%

Total revenues for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, decreased by 47.6% and 52.6%, respectively (decreased on a constant-currency basis by approximately 49% and 53%, respectively). A significant majority of the year-over-year decrease was related to revenues from our accommodation reservation services. Total revenues for the nine months ended September 30, 2020 were negatively impacted by a reduction in revenue of $42 million for refunds paid or estimated to be payable to travelers as a result of the COVID-19 pandemic where we have agreed to provide free cancellation for certain non-refundable reservations without a corresponding estimated expected recovery from the travel service providers. For the three months ended September 30, 2020, total revenues were positively impacted by $21 million due to recoveries from travel service providers and lower estimated payments to travelers (see Notes 1 and 2 to the Unaudited Consolidated Financial Statements). In addition, total revenues for the three and nine months ended September 30, 2020 were negatively impacted by additional rebates of $96 million offered to travel service providers meeting certain eligibility requirements under an incentive program that will end in 2020 (see Note 2 to the Unaudited Consolidated Financial Statements).

Agency revenues decreased by 49.9% and 56.2% for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019, due to the ongoing impacts of the COVID-19 pandemic.

Merchant revenues decreased by 36.2% and 39.4% for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019, due primarily to decreases in gross bookings from our merchant accommodation reservation services and merchant rental car reservation services due to the ongoing impacts of the COVID-19 pandemic.

Advertising and other revenues decreased by 72.7% and 63.7%, for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019, primarily due to the COVID-19 pandemic, which resulted in a decline in consumer demand for the travel and restaurant-related services offered by KAYAK and OpenTable. In addition, advertising and other revenue related to OpenTable has been further impacted by a program that waived fees payable by restaurants for diners seated through OpenTable's online reservation service and subscription fees for many restaurants.

Total revenues as a percentage of gross bookings was 19.7% for the three months ended September 30, 2020, as compared to 19.9% for the three months ended September 30, 2019. Total revenues as a percentage of gross bookings was 19.8% for the nine months ended September 30, 2020, as compared to 15.5% for the nine months ended September 30, 2019 due primarily to timing of booking versus travel as revenue benefited from travel early in the nine-month period ended September 30, 2020 before the COVID-19 pandemic, while gross bookings were negatively impacted by cancellations of bookings made in 2019.

Our international businesses accounted for approximately $2.4 billion and $5.0 billion of our total revenues for the three and nine months ended September 30, 2020, respectively, compared to $4.6 billion and $10.6 billion for the three and nine months ended September 30, 2019, respectively. Total revenues attributable to our international businesses for the three and nine months ended September 30, 2020 decreased by 47.7% and 53.1%, respectively, compared to the three and nine months ended September 30, 2019 (decreased on a constant-currency basis by approximately 49% and 53%, respectively). Total revenues attributable to our U.S. businesses decreased 47.0% and 48.3%, for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019.

Operating Expenses

Marketing expenses

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2020	2019		2020	2019
Marketing expenses	$731	$1,415	(48.3)%	$1,793	$3,975	(54.9)%
% of Total revenues	27.7%	28.1%		32.3%	33.9%

We rely on marketing channels to generate a significant amount of traffic to our websites. Marketing expenses consist primarily of the costs of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; (4) offline and online brand marketing; and (5) other performance-based marketing and incentives. For the three and nine months ended September 30, 2020, our marketing expense declined significantly due to reduced travel demand as a result of the COVID-19 pandemic. We adjust our marketing spend based on our growth and profitability objectives, as well as the travel demand and expected ROIs in our marketing channels. Marketing expense as a percentage of total revenues decreased for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019 primarily due to actions we took to reduce our brand and performance marketing spend in response to the reduced travel demand.

Sales and Other Expenses

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2020	2019		2020	2019
Sales and other expenses	$129	$276	(53.4)%	$637	$739	(13.8)%
% of Total revenues	4.9%	5.5%		11.5%	6.3%

Sales and other expenses consist primarily of: (1) credit card and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) customer chargeback provisions and fraud prevention expenses associated with merchant transactions; (4) customer relations costs; and (5) provisions for expected credit losses, primarily related to agency accommodation commission receivables and prepayments to certain customers. For the three months ended September 30, 2020, sales and other expenses, which are substantially variable in nature, decreased compared to the three months ended September 30, 2019 due primarily to a decrease in expenses related to transactions processed on a merchant basis and a reduction in the provisions for credit loss expenses, as well as lower call center expenses and customer relations costs related to transactions processed on both an agency basis and merchant basis. Sales and other expenses decreased for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, due primarily to a decrease in expenses related to transactions processed on a merchant basis, partially offset by an increase in expected credit loss expenses of $170 million primarily resulting from the impact of the COVID-19 pandemic (see Notes 1 and 7 to the Unaudited Consolidated Financial Statements).

Personnel

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2020	2019		2020	2019
Personnel	$517	$566	(8.6)%	$1,453	$1,686	(13.8)%
% of Total revenues	19.6%	11.2%		26.2%	14.4%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes, and employee health and other benefits. Personnel expenses decreased during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to lower bonus accruals as a result of the COVID-19 pandemic, reduced headcount as a result of the restructuring actions and attrition and $22 million of government aid benefit. Personnel expenses decreased during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to $122 million of government aid benefit, as well as a decrease in stock-based compensation expense of $69 million and lower bonus accruals, both of which are impacted by reduced financial performance and reduced headcount as a result of the COVID-19 pandemic. Stock-based compensation expense was $80 million and $163 million for the three and nine months ended September 30, 2020, respectively, compared to $79 million and $232 million for the three and nine months ended September 30, 2019. Headcount decreased 14% year-over-year to approximately 23,000 as of September 30, 2020, compared to approximately 26,500 as of September 30, 2019, primarily due to restructuring actions and attrition, as well as a general company-wide hiring freeze.
General and Administrative

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2020	2019		2020	2019
General and administrative	$148	$225	(34.1)%	$453	$596	(24.2)%
% of Total revenues	5.6%	4.5%		8.1%	5.1%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) personnel-related expenses such as travel, relocation, recruiting and training expenses; (3) fees for outside professionals, including litigation expenses; and (4) indirect taxes such as travel transaction taxes and digital services taxes. General and administrative expenses decreased during the three and nine months ended September 30, 2020, compared to the three and nine months ended

September 30, 2019, due to lower personnel-related expenses associated with a general company-wide freeze on non-essential travel and entertainment and employee hiring due to the COVID-19 pandemic, lower indirect taxes, lower office and occupancy expenses due to employees working remotely, and lower professional service fees.

Information Technology

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2020	2019		2020	2019
Information technology	$71	$71	1.0%	$219	$206	6.4%
% of Total revenues	2.7%	1.4%		3.9%	1.8%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) outsourced data center and cloud computing costs; (3) payments to contractors; and (4) data communications and other expenses associated with operating our services. Information technology expenses increased during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, due to increased software license fees, partially offset by decreased data communications expenses. Information technology expenses increased during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, due to increased software license fees and outsourced data center costs.

Depreciation and Amortization

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2020	2019		2020	2019
Depreciation and amortization	$115	$117	(2.1)%	$344	$352	(2.4)%
% of Total revenues	4.3%	2.3%		6.2%	3.0%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation of computer equipment; (3) amortization of internally-developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. Depreciation and amortization expenses decreased during the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, as a result of decreased depreciation of computer equipment, amortization of intangible assets and depreciation of leasehold improvements, partially offset by increased internally-developed software amortization expenses.

Restructuring and other exit costs

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2020	2019		2020	2019
Restructuring and other exit costs	$41	$—	N/A	$75	$—	N/A
% of Total revenues	1.5%	N/A		1.4%	N/A

During the three months ended September 30, 2020, we took restructuring actions at our Booking.com and priceline brands in response to the expected long-term impact of the COVID-19 pandemic on our business, and as a result incurred restructuring charges amounting to $41 million. During the nine months ended September 30, 2020, we took restructuring actions at all our brands, and as a result incurred restructuring charges amounting to $75 million. The restructuring charges incurred during the three and nine months ended September 30, 2020, are primarily related to employee severance and benefits (see Note 14 to the Unaudited Consolidated Financial Statements).

Impairment of Goodwill

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2020	2019		2020	2019
Impairment of goodwill	$573	$—	N/A	$1,062	$—	N/A
% of Total revenues	21.7%	N/A		19.1%	N/A

During the three months ended September 30, 2020, we recorded an impairment charge to goodwill related to OpenTable and KAYAK, which is not tax-deductible, of $573 million. For the nine months ended September 30, 2020, the total impairment charge to goodwill related to OpenTable and KAYAK is $1.1 billion (see Note 8 to our Unaudited Consolidated Financial Statements and Critical Accounting Policies and Estimates included in this Management's Discussion and Analysis of Financial Condition and Results of Operations).
Other Income (Expense)

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2020	2019		2020	2019
Interest income	$5	$44	(87.3)%	$49	$113	(56.4)%
Interest expense	(98)	(70)	40.0%	(258)	(204)	26.3%
Net gains (losses) on marketable equity securities	730	(49)	(1,616.9)%	1,258	419	199.9%
Impairment of investment	—	—	N/A	(100)	—	N/A
Foreign currency transactions and other	(117)	68	(272.0)%	(149)	37	506.4%
Total	$520	$(7)	(8,388.2)%	$800	$365	119.0%

Interest income decreased for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, primarily due to lower average invested balances and lower yields as well as increased usage of investments classified as cash equivalents.

Interest expense increased for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, primarily due to interest expense attributable to our Senior Notes and Convertible Senior Notes issued in April 2020.

Net gains on marketable equity securities for the three months ended September 30, 2020 are principally related to the gains on our equity investment in Meituan. Net losses on marketable equity securities for the three months ended September 30, 2019 are principally related to the losses on our equity investments in Trip.com Group, partially offset by the gains on our equity investment in Meituan. Net gains on marketable equity securities for the nine months ended September 30, 2020 and 2019 are principally related to the gains on our equity investment in Meituan (see Note 5 to our Unaudited Consolidated Financial Statements for additional information).

Impairment of investment for the nine months ended September 30, 2020 is related to our investment in Didi Chuxing recorded during the three months ended March 31, 2020 (see Notes 5 and 6 to our Unaudited Consolidated Financial Statements and Critical Accounting Policies and Estimates included in this Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information).

Foreign currency transactions and other includes foreign currency gains or losses on derivative contracts, foreign currency transaction gains or losses, including costs related to foreign currency transactions, and net realized gains or losses on investments and other income or expense.

Foreign currency transactions and other for the three and nine months ended September 30, 2020 includes foreign currency transaction losses of $121 million and $117 million, respectively, which includes losses of $117 million and $139 million, respectively, related to the portion of our Euro-denominated debt that was not designated as a net investment hedge. In addition, foreign currency transactions and other for the nine months ended September 30, 2020 includes foreign currency losses on derivative contracts of $31 million.

Foreign currency transactions and other for the three and nine months ended September 30, 2019 includes foreign currency losses on derivative contracts of $21 million and $26 million, respectively, and foreign currency transaction gains of $88 million and $50 million, respectively. The foreign currency transactions gains for the three and nine months ended September 30, 2019 includes gains of $72 million and $54 million, respectively, related to the portion of our Euro-denominated debt that was not designated as a net investment hedge.

In addition, foreign currency transactions and other included net realized losses of $1 million for the nine months ended September 30, 2020 and net realized gains of $11 million for the nine months ended September 30, 2019 from sales of investments in debt securities.

Income Taxes

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2020	2019		2020	2019
Income tax expense	$34	$413	(91.7)%	$98	$844	(88.4)%
% of income before income taxes	4.1%	17.5%		30.4%	18.6%

Our 2020 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the non-deductible goodwill impairment charges related to OpenTable and KAYAK, the valuation allowance recorded against the deferred tax assets generated from the impairment of certain long-term investments and an increase in unrecognized tax benefits, partially offset by the benefit of the Netherlands Innovation Box Tax (discussed below). Our 2019 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below), partially offset by the effect of higher international tax rates.

Our effective tax rate was lower for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to certain lower non-deductible expenses, partially offset by discrete U.S. tax charges related to unrealized gains on equity securities and the non-deductible goodwill impairment charge related to OpenTable and KAYAK.

Our effective tax rate was higher for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the non-deductible goodwill impairment charges related to OpenTable and KAYAK, discrete U.S. tax charges related to unrealized gains on equity securities, an increase in unrecognized tax benefits and the valuation allowance recorded against the deferred tax asset generated from the impairment of certain long-term investments, partially offset by certain non-deductible expenses.

According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 7% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings during the three and nine months ended September 30, 2020 and 2019 qualified for Innovation Box Tax treatment, which had a beneficial impact on the effective tax rate for these periods. In 2019, the Dutch government approved a reduction in its corporate income tax rate from 25% to 21.7%, effective in 2021. However, the Dutch government has published proposals to abolish this rate reduction and maintain the statutory rate at 25%. Furthermore, the Dutch government has proposed an increase in the Innovation Box Tax rate from 7% to 9%, which, if enacted, could be effective beginning in 2021. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not innovative or for any other reason, could substantially increase our effective tax rate and adversely impact our results of operations and cash flows in future periods. See Part II, Item 1A, Risk Factors - "We may not be able to maintain our 'Innovation Box Tax' benefit."

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

At September 30, 2020, we had $14.9 billion in cash, cash equivalents and long-term investments, of which approximately $5.9 billion is held by our international subsidiaries. Cash, cash equivalents and long-term investments held by our international subsidiaries are denominated primarily in U.S. Dollars, Hong Kong Dollars and Euros. Cash equivalents and long-term investments are principally comprised of money market funds, time deposits and certificates of deposit, convertible debt securities of Trip.com Group, Meituan equity securities and our investments in private companies (see Notes 5 and 6 to the Unaudited Consolidated Financial Statements). In May 2020, our May 2015 investment of $250 million in Trip.com Group's convertible notes was repaid upon maturity.

During the nine months ended September 30, 2020, we realized $2.2 billion in cash from the sales and maturity of our investments in government and corporate debt securities. In addition, we sold our entire investment in Trip.com Group ADSs, with a cost basis of $655 million for $525 million.

At September 30, 2020, we had a remaining transition tax liability of $1.0 billion as a result of the Tax Cuts and Jobs Act (the "Tax Act"), which included $921 million reported as "Long-term U.S. transition tax liability" and $89 million included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet. This liability will be paid over the next six years. In accordance with the Tax Act, generally, future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by us.

In August 2019, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. The revolving credit facility provides for the issuance of up to $80 million of letters of credit as well as borrowings of up to $100 million on same-day notice, referred to as swingline loans. The proceeds of loans made under the facility can be used for working capital and general corporate purposes, including acquisitions, share repurchases and debt repayments. At September 30, 2020, there were no borrowings outstanding and $4 million of letters of credit issued under the facility. The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to our ability to borrow thereunder. In April 2020, we amended the revolving credit facility, pursuant to which the maximum leverage ratio covenant was suspended through and including the three months ending March 31, 2021, and was replaced with a $4.5 billion minimum liquidity covenant based on unrestricted cash, cash equivalents, short-term investments and unused capacity under the revolving credit facility. In October 2020, we further amended the revolving credit facility to extend the suspension of the maximum leverage ratio covenant and the related replacement with the minimum liquidity covenant through and including the three months ending March 31, 2022 and increase the permitted maximum leverage ratio from and including the three months ending June 30, 2022 through and including the three months ending March 31, 2023. We agreed not to declare or make any cash distribution and not to repurchase any of our shares unless (i) prior to the delivery of financial statements for the three months ending June 30, 2022, we have at least $6.0 billion of liquidity on a pro forma basis, based on unrestricted cash, cash equivalents, short-term investments and unused capacity under this revolving credit facility and (ii) after the delivery of financial statements for the three months ending June 30, 2022, we are in compliance on a pro forma basis with the maximum leverage ratio covenant then in effect. Such restriction ends upon delivery of financial statements required for the three months ending June 30, 2023, or we have the ability to terminate this restriction earlier if we demonstrate compliance with the original maximum leverage ratio covenant in the revolving credit facility. Beginning with the quarter ending June 30, 2022, the minimum liquidity covenant will cease to apply and the maximum leverage ratio covenant, as increased, will again be in effect. At September 30, 2020, we were in compliance with the minimum liquidity covenant. There can be no assurance that we will be able to meet either the minimum liquidity covenant or the maximum leverage ratio covenant, as applicable, at any particular time, and our ability to borrow under the revolving credit facility depends on compliance with the applicable covenant. Further, the lenders have the right to require repayment of any amounts borrowed under the facility if we are not in compliance with the applicable covenant (see Note 9 to the Unaudited Consolidated Financial Statements). As a result, we have not taken into account the availability of the revolving credit facility in evaluating our ability to meet our minimum liquidity requirements.

In June 2020, in connection with the maturity of our Convertible Senior Notes due June 2020, we paid $1.0 billion to satisfy the aggregate principal amount due and paid an additional $245 million in satisfaction of the conversion value in excess of the principal amount. In addition, our Convertible Senior Notes due September 2021 (the “2021 Notes”) are reported as current liabilities in the Consolidated Balance Sheet at September 30, 2020. The holders will have the right to convert all or any portion of the 2021 Notes beginning on June 15, 2021, regardless of our stock price (see Note 9 to the Unaudited Consolidated Financial Statements).
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

During the nine months ended September 30, 2020, we repurchased 682,373 shares of our common stock for an aggregate cost of $1.3 billion. At September 30, 2020, we had a remaining aggregate amount of $10.4 billion authorized by our Board of Directors to repurchase our common stock. We have not repurchased any shares since March 2020 under this stock repurchase authorization and do not intend to initiate any repurchases under this authorization until we have better visibility into the shape and timing of a recovery from the COVID-19 pandemic. See Note 9 to the Unaudited Consolidated Financial Statements for a description of the impact of the October 2020 credit facility amendment on our ability to repurchase shares.

In September 2016, we signed a turnkey agreement to construct an office building for Booking.com’s future headquarters in the Netherlands. Upon signing this agreement, we paid 43 million Euros ($48 million) for the acquired land-use rights. In addition, since signing the turnkey agreement we have made several progress payments principally related to the construction of the building. As of September 30, 2020, we have paid 195 million Euros ($224 million) and had a remaining obligation of 66 million Euros ($78 million) at September 30, 2020, related to the turnkey agreement. The contractual obligation was reduced by 9 million Euros ($10 million) during the three months ended June 30, 2020. The remaining obligation will be paid through mid-2022, when we anticipate construction will be complete. In addition to the turnkey agreement, we have a remaining obligation at September 30, 2020 to pay 70 million Euros ($82 million) over the remaining initial term of the acquired land lease, which expires in 2065. We have made and will continue to make additional capital expenditures to fit out and furnish the office space. At September 30, 2020, we have committed 30 million Euros ($35 million) to vendors to fit out and furnish the office space. See Note 13 to the Unaudited Consolidated Financial Statements for additional information related to our commitments and contingencies.

At September 30, 2020 and December 31, 2019, we had lease obligations of $643 million and $690 million, respectively. Additionally, at September 30, 2020 and December 31, 2019, we had, in the aggregate, $103 million and $79 million, respectively, of non-cancellable purchase obligations individually greater than $10 million.

At September 30, 2020 and December 31, 2019 there were $178 million and $160 million, respectively, of standby letters of credit and bank guarantees issued on behalf of us, primarily related to payment guarantees to third-party payment processors.

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

Cash Flow Analysis

Net cash provided by operating activities decreased for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the negative impact of the COVID-19 pandemic to our businesses and financial results, partially offset by the impact of the payment of $403 million in 2019 to French tax authorities to preserve our right in order to contest certain tax assessments in court (see Note 13 to our Unaudited Consolidated Financial Statements).

Net cash provided by operating activities for the nine months ended September 30, 2020 was $662 million, resulting from a net income of $224 million and a favorable impact from adjustments for non-cash items of $1.2 billion, partially offset by an unfavorable net change in working capital and other long-term assets and liabilities of $721 million. Non-cash items were principally associated with net gains on marketable equity securities, impairment of goodwill, depreciation and amortization, provision for expected credit losses and chargebacks, stock-based compensation expense and other stock-based payments, unrealized foreign currency transaction losses on Euro-denominated debt and operating lease amortization. For the nine months ended September 30, 2020, prepaid expenses and other current assets decreased by $230 million, primarily due to the refund for overpayment from a vendor and lower prepayment to third-party payment processors due to decreases in business volumes as a result of the COVID-19 pandemic. For the nine months ended September 30, 2020, accounts receivable decreased by $554 million and deferred merchant bookings and other current liabilities decreased by $1.6 billion primarily due to decreases in business volumes as a result of the COVID-19 pandemic.

Net cash provided by operating activities for the nine months ended September 30, 2019 was $3.8 billion, resulting from net income of $3.7 billion and a favorable impact from adjustments for non-cash items of $450 million, partially offset by an unfavorable net change in working capital and other long-term assets and liabilities of $356 million. Non-cash items were principally associated with net unrealized gains on marketable equity securities, depreciation and amortization, stock-based compensation expense and operating lease amortization. For the nine months ended September 30, 2019, prepaid expenses and other current assets increased by $247 million, primarily related to the prepayments of the Netherlands income taxes, net of utilization during the period, of $142 million to earn prepayment discounts and an increase in prepayments to suppliers of $67 million. For the nine months ended September 30, 2019, accounts receivable increased by $442 million primarily related to increases in business volumes. For the nine months ended September 30, 2019, deferred merchant bookings and other current liabilities increased by $794 million primarily related to growth in Booking.com's merchant transactions and increases in business volumes. Due to typical seasonality of our business, our gross bookings and revenues are generally higher in the third quarter of the year than in the fourth quarter of the year which typically results in higher accounts receivable, deferred merchant bookings, accounts payable and accrued expenses at September 30 compared to December 31. Net change in other long-term assets and liabilities of $461 million was primarily due to the increase in other long-term assets related to the payment of $403 million to French tax authorities in order to preserve our right to contest the assessments in court (see Note 13 to our Unaudited Consolidated Financial Statements).

Net cash provided by investing activities for the nine months ended September 30, 2020 was $2.7 billion, principally resulting from the proceeds from sales and maturities of investments of $3.0 billion, net of purchases of $72 million. Net cash provided by investing activities for the nine months ended September 30, 2019 was $7.0 billion, principally resulting from the proceeds from sales and maturities of investments of $7.9 billion, net of purchases of $0.7 billion.  Cash invested in the purchase of property and equipment was $222 million and $281 million during the nine months ended September 30, 2020 and 2019, respectively.

Net cash provided by financing activities was $1.5 billion for the nine months ended September 30, 2020, almost entirely resulting from the proceeds from the issuance of long-term debt of $4.1 billion, partially offset by payments for the repurchase of common stock of $1.3 billion and payments for the conversion of convertible notes of $1.2 billion. Net cash used in financing activities was $6.9 billion for the nine months ended September 30, 2019, almost entirely resulting from payments for the repurchase of common stock of $6.8 billion.

Contingencies

French tax authorities conducted audits of Booking.com for the years 2003 through 2012 and years 2013 through 2015 and currently are conducting an audit for the years 2016 through 2018. In December 2015, the French tax authorities issued Booking.com assessments for unpaid income and value added taxes related to tax years 2006 through 2012 for approximately 356 million Euros, the majority of which represents penalties and interest.  The assessments assert that Booking.com had a permanent establishment in France. In December 2019, the French tax authorities issued an additional assessment of 70 million Euros ($82 million), including interest and penalties, for the 2013 year asserting that Booking.com had taxable income attributable to a permanent establishment in France. The French tax authorities also have issued assessments totaling 39 million Euros ($46 million), including interest and penalties, for certain tax years between 2011 and 2015 on Booking.com's French subsidiary asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com in the Netherlands. As a result of a formal demand from the French tax authorities for payment of the amounts assessed against Booking.com for the years 2006 through 2012, in January 2019, we paid the assessments of approximately 356 million Euros ($403 million) in order to preserve our right to contest those assessments in court. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, does not constitute an admission that we owe the taxes and will be refunded (with interest) to us to the extent we prevail. In December 2019 and October 2020, we initiated court proceedings with respect to certain of the assessments. Although we believe that Booking.com has been, and continues to be, in compliance with French tax law, and we are contesting the assessments, during the three months ended September 30, 2020, we contacted the French tax authorities regarding the potential to achieve resolution of the matter through a settlement. After assessing several potential outcomes and potential settlement amounts and terms, an unrecognized tax benefit in the amount of 50 million Euros ($59 million) has been recorded during the three months ended September 30, 2020, of which the majority has been included as a partial reduction to the tax payment recorded in "Other Assets, net" in the Consolidated Balance Sheet at September 30, 2020. Additional assessments could result when the French tax authorities complete the outstanding audits. For additional information related to the French tax assessments, see Note 13 to our Unaudited Consolidated Financial Statements and Part II, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities."

Beginning in 2014, Booking.com received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) (“BPF”) claiming that Booking.com is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which Booking.com is currently participating. BPF instituted legal proceedings against Booking.com and in 2016 the District Court of Amsterdam rejected all of BPF’s claims. BPF appealed the decision to the Court of Appeal, and, in May 2019, the Court of Appeal also rejected all of BPF’s claims, in each case by ruling that Booking.com does not meet the definition of a travel intermediary for purposes of the mandatory pension scheme. BPF has appealed to the Netherlands Supreme Court. In October 2020, the Dutch Advocate General issued an opinion to the Supreme Court stating that the Dutch Advocate General believes the decision of the Court of Appeal to be incorrect based on her interpretation of the pension scheme requirements. We have submitted to the Supreme Court a response to the Advocate General's opinion. While we continue to believe that we are in compliance with our pension obligations and that the Dutch Supreme Court should uphold the ruling of the Court of Appeal, based on the significant influence the Dutch Advocate General’s opinion typically has on the Supreme Court, we have reevaluated the probability of a loss and believes it is probable that we have incurred a loss related to this matter. We expect the Dutch Supreme Court to rule in the first quarter of 2021. In the event the Supreme Court overturns the decision of the Court of Appeal and remands the case to a lower court, we intend to pursue a number of defenses in any subsequent proceedings and may ultimately prevail in whole or in part. We are not able to reasonably estimate a loss or a range of loss because the litigation is ongoing and there are significant factual and legal questions yet to be determined. As a result, as of September 30, 2020, we have not recorded a liability in connection with a potential adverse outcome to this litigation. However, if Booking.com were to ultimately lose and all of BPF’s claims were to be accepted (including retroactivity to 1999), we estimate that as of September 30, 2020, the maximum loss, not including any potential interest or penalties, would be approximately $265 million. Such estimated potential loss increases as Booking.com continues not to contribute to the BPF and depends on Booking.com’s applicable employee compensation after September 30, 2020. For additional information related to the pension matter and our other contingent liabilities, see Note 13 to our Unaudited Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At September 30, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

During the nine months ended September 30, 2020, we sold our investments in government and corporate debt securities other than our investments in Trip.com Group convertible senior notes (see Note 5 to the Unaudited Consolidated Financial Statements). Our investments in Trip.com Group convertible seniors notes are more sensitive to the equity market price volatility of Trip.com Group's American Depositary Shares ("ADSs") than changes in interest rates. The estimated fair value of our Trip.com Group convertible senior notes will likely increase as the market price of Trip.com Group's ADSs increases and will likely decrease as the market price of Trip.com Group's ADSs falls.

At September 30, 2020 and December 31, 2019, the outstanding aggregate principal amount of our debt was $12.0 billion and $8.7 billion, respectively. We estimate that the fair value of such debt was approximately $13.3 billion and $9.8 billion at September 30, 2020 and December 31, 2019, respectively. The estimated fair value of our debt in excess of the outstanding principal amount primarily relates to the Senior Notes and the Convertible Senior Notes issued in April 2020. Excluding the effect on the fair value of our convertible senior notes, a hypothetical 100 basis point (1.0%) decrease in interest rates would have resulted in an increase in the estimated fair value of our other debt of approximately $552 million and $325 million at September 30, 2020 and December 31, 2019, respectively. Our convertible senior notes are more sensitive to the equity market price volatility of our shares than changes in interest rates. The fair value of the convertible senior notes will likely increase as the market price of our shares increases and will likely decrease as the market price of our shares falls.

Our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our international businesses are translated from local currencies (principally Euros and British Pounds Sterling) into U.S. Dollars. If the U.S. Dollar weakens against the local currencies, the translation of these foreign-currency-denominated balances will result in increased net assets, gross bookings, revenues, operating expenses and net income. Similarly, our net assets, gross bookings, revenues, operating expenses and net income will decrease if the U.S. Dollar strengthens against the local currencies. Our foreign-currency-denominated gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars were higher for the three months ended September 30, 2020 than they would have been had foreign currency exchange rates remained unchanged from the three months ended September 30, 2019. However, for the nine months ended September 30, 2020, movements in foreign currency exchange rates had little or no impact on our performance metrics and financial results. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. Additionally, foreign currency exchange rate fluctuations on transactions, denominated in currencies other than the functional currency, result in gains and losses that are reflected in our Unaudited Consolidated Statements of Operations.

Historically, the aggregate principal value of our Euro-denominated debt and accrued interest thereon had provided a hedge against the impact of foreign currency exchange rate fluctuations on the net assets of one of our Euro functional currency subsidiaries. Beginning in the second quarter of 2019, we have only designated certain portions of the aggregate principal value of the Euro-denominated debt as a hedge. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Foreign currency transactions and other" in our Unaudited Consolidated Statements of Operations. See Note 9 to our Unaudited Consolidated Financial Statements.

We enter into foreign currency forward contracts to hedge our exposure to the impact of movements in foreign currency exchange rates on our transactional balances denominated in currencies other than the functional currency. In periods prior to the second quarter of 2020, we also entered into foreign currency derivative contracts to hedge translation risks from short-term foreign currency exchange rate fluctuations for the Euro, British Pound Sterling and certain other currencies versus the U.S. Dollar. Since the first quarter of 2020, we have not entered into such derivative instruments as the impact of the COVID-19 pandemic on our operating results are highly uncertain. We will continue to evaluate the use of derivative instruments in the future. (See Note 6 to our Unaudited Consolidated Financial Statements for additional information).

We are exposed to equity price risk as it relates to changes in fair values of our investments in equity securities of publicly-traded companies and private companies.  Due to the impact of the COVID-19 pandemic (see Note 1 to the Unaudited Consolidated Financial Statements) on the business of the investee and the estimated decline in the value of our investment, we recorded a significant impairment charge related to our investment in a private company during the three months ended March 31, 2020 (see Notes 5 and 6 to the Unaudited Consolidated Financial Statements). The estimated fair values of our investments in equity securities of publicly-traded companies and private companies, excluding certain investments classified as debt securities for accounting purposes, were $2.5 billion and $404 million, respectively, at September 30, 2020, and $1.8 billion and $501 million, respectively, at December 31, 2019.  Our investments in private companies, excluding certain investments classified as debt securities for accounting purposes, are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. A hypothetical 10% decrease in the fair values of these investments at September 30, 2020 and December 31, 2019 would have resulted in a loss before tax of approximately $293 million and $230 million, respectively, being recognized in net income.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe we have not experienced any material impact on our internal control over financial reporting as a result of the COVID-19 pandemic and the resulting remote working conditions. We continue to monitor and assess the effectiveness and design of our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of any material legal proceedings to which we are a party, and updates thereto, is included in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2020, and is incorporated into this Item 1 by reference thereto.

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
Industry and Business Risks
The COVID-19 pandemic has materially adversely affected, and may further adversely impact, our business and financial performance.

In response to the outbreak of the novel strain of the coronavirus, COVID-19 (the "COVID-19 pandemic"), many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, including quarantine restrictions after travel in certain locations, shelter-in-place orders, required closures of non-essential businesses and additional restrictions on businesses as part of re-opening plans. These government mandates have forced many of the partners on whom our business relies, including hotels and other accommodation providers, airlines and restaurants, to seek government support in order to continue operating, to curtail drastically their service offerings, to file for bankruptcy protection or to cease operations entirely. Further, these measures have materially adversely affected, and may further adversely affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and our workforce, operations and customers.

The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in travel and restaurant activities and consumer demand for related services. Our financial results and prospects are almost entirely dependent on the sale of such travel and restaurant-related services. Although it is impossible to accurately predict the ultimate impact of the COVID-19 pandemic and any resurgences of the pandemic on our business, our results for the three months ended September 30, 2020 were significantly and negatively impacted, with a material decline in gross bookings, room nights booked, total revenues, net income and cash flow from operations, as compared to the corresponding period in 2019. Newly-booked room night reservations, excluding the impact of cancellations, declined rapidly as the COVID-19 pandemic spread, and decreased by over 85% in April 2020 as compared to April 2019, but since then had steadily improved through the summer travel period. However, more recently, we have seen an increased decline in newly-booked room night reservations, due in part to increased COVID-19 case counts and additional government-imposed travel restrictions particularly in Europe. We expect to continue to see setbacks in certain geographies and severely reduced new travel and restaurant reservation bookings as compared to 2019 levels for the foreseeable future, which will have a materially adverse impact on our business, financial condition, results of operations and cash flows.

Due to the uncertain and rapidly evolving nature of current conditions around the world, we are unable to predict accurately the impact that the COVID-19 pandemic will have on our business going forward. As a result of the recent rise of COVID-19 case counts and implementations of additional travel restrictions, particularly in Europe, we have seen recent reversals of the improving newly-booked room night and declining cancellation rate trends that we observed from April through the summer period. If these trends continue, we currently expect COVID-19 will impact our financial performance for the three months ending December 31, 2020 more significantly than it impacted the three months ended September 30, 2020. With the continued spread of COVID-19 in Europe, the United States and various other countries, we expect the COVID-19 pandemic and its effects to continue to have a significant adverse impact on our business for the duration of the pandemic, during any resurgences of the pandemic and during the subsequent economic recovery, which could be an extended period of time.

The extent of the effects of the COVID-19 pandemic on our business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments. These include, but are not limited to, the severity, extent and duration of the global pandemic, including any resurgences of the pandemic, and its impact on the travel and restaurant industries and consumer spending more broadly; actions taken by national, state and local governments to contain the disease or treat its impact, including travel restrictions and bans, required closures of non-essential businesses, constraints on businesses during reopening transitions and aid and economic stimulus efforts; the effect of our restructuring activities and attrition, as well as the changes in hiring levels and remote working arrangements that we have implemented on our operations, including the health and productivity of management and our employees, and our ability to maintain our financial reporting processes and related controls; the impact on our contracts and relationships with our partners, including the impact as a result of invoking force majeure provisions; our ability to withstand increased cyberattacks that we and many businesses are experiencing; the speed and extent of the recovery across the broader travel ecosystem, including the speed at which customers feel comfortable traveling again once restrictions on travel have been lifted, which we believe will be impacted by whether or when a safe and effective vaccine, treatment and/or cure becomes widely available; and the duration, timing and severity of the impact on customer spending, including the length and the severity of the economic recession resulting from the pandemic. The pandemic may continue to expand throughout the world and/or worsen in areas that had seen progress in reducing or containing the disease (as currently being seen in Europe), which could continue to affect our business. Also, existing restrictions in affected regions could be extended after the virus has been contained in order to avoid relapses.

Our business is dependent on the availability of a large number of accommodations (particularly independently-owned accommodations) and restaurants, and on the ability of consumers to travel to such accommodations and restaurants on airlines, railways and rental cars. The ability of consumers to travel internationally has been significantly impacted by the various travel restrictions between countries, including for example, the European Union’s restriction on travelers from the United States. We do not expect economic and operating conditions for our business to improve until consumers are once again willing and able to travel, and our travel service provider and restaurant partners are once again willing and able to serve those consumers. This may not occur until well after the broader global economy begins to improve. Additionally, our business is also dependent on consumer sentiment and discretionary spending patterns. Increased unemployment resulting from the COVID-19 pandemic is likely to have a negative impact on consumer discretionary spending, including for the travel and restaurant industries. Even if economic and operating conditions for our business improve, we cannot predict the long-term effects of the pandemic on our business or the travel and restaurant industries as a whole. If the travel and restaurant industries are fundamentally changed by the COVID-19 pandemic in ways that are detrimental to our operating model, our business may continue to be adversely affected even as the broader global economy recovers.

To the extent that the COVID-19 pandemic continues to adversely affect our business and financial performance, it may also have the effect of heightening many of the other risks identified in this section, such as those relating to our substantial amount of outstanding indebtedness.

Utilization of governmental stimulus packages may negatively impact our business, operations and/or reputation.

Certain governments have passed or are considering legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid, and some of these governments have extended or are considering extending these programs. We have participated in several of these programs, including the Netherlands' wage subsidy program and the United Kingdom's job retention scheme. In some cases, these programs restrict the ability of participating companies to take certain actions, such as restructurings, while participating in the program, though we are not currently under any such restrictions. Additionally, in certain jurisdictions, there has been public scrutiny of government aid beneficiaries, including us, and as a result, our reputation could be harmed by having participated in these programs or participating in the future.

Impairments of goodwill, long-term investments and long-lived assets, increases in provisions for expected credit losses on receivables from and cash advances made to our travel service provider and restaurant partners and increases in cash outlays to refund consumers for prepaid reservations have a negative impact on our results of operations.
As a result of the deterioration of our business due to the COVID-19 pandemic, we evaluated goodwill, long-term investments and long-lived assets for possible impairment as of March 31, 2020. As a result of this evaluation, we determined that our goodwill relating to OpenTable and KAYAK experienced a decline in value due to the COVID-19 pandemic, and therefore we recognized a non-deductible goodwill impairment charge of $489 million as of March 31, 2020. As of September 30, 2020, we performed our annual goodwill impairment testing. As a result of this testing, we recognized an additional goodwill impairment charge of $573 million for the three months ended September 30, 2020 relating to OpenTable and KAYAK. The determination of the fair value reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding OpenTable and KAYAK’s expected growth rates and operating margins, expected length and severity of the impact from the COVID-19 pandemic and the shape and timing of the subsequent recovery, the performance of the businesses during and following the COVID-19 pandemic, as well as other key assumptions with respect to matters outside of our control, such as discount rates and market comparables. The evaluations required significant judgments and estimates and actual results could be materially different than those judgments and estimates utilized in the fair value estimates. Future events and changing market conditions may lead us to re-evaluate the assumptions reflected in the current forecast disclosed above, particularly the assumptions related to the length and severity of the COVID-19 pandemic, the shape and timing of the subsequent recovery and the performance of the businesses during and following the COVID-19 pandemic, which may result in a need to recognize an additional goodwill impairment charge, which could have a material adverse effect on our results of operations. See Note 8 to the Unaudited Consolidated Financial Statements for additional information related to the impairment charge.

In addition, given the volatility in global markets and the financial difficulties faced by many of our travel service provider and restaurant partners as a result of the COVID-19 pandemic, we have increased our provision for expected credit losses on receivables from and cash advances made to our travel service provider and restaurant partners. For the nine months ended September 30, 2020, there was a $170 million increase in expected credit loss expense compared to the same period in the prior year. Moreover, due to the high level of cancellations of existing reservations, we have incurred, and may continue to incur, higher than normal cash outlays to refund consumers for prepaid reservations. In some instances, we do not estimate a recovery of prepayment already made to a travel service provider where we have agreed to provide free cancellations to customers for non-refundable reservations, and this has resulted in an aggregate reduction in revenue of $42 million for the nine months ended September 30, 2020. Any additional significant increase in our provision for expected credit losses on receivables from and cash advances made to travel service provider and restaurant partners, and any additional significant increase in cash outlays to consumers, would have a corresponding negative effect on our results of operations and related cash flows.

We face risks associated with the restructuring of our business.

Due to the impact of the COVID-19 pandemic on our business volumes, we have taken or intend to take actions to reduce the size of our workforce, and there could be further reductions in the size of our workforce and/or consolidations to optimize efficiency and reduce costs. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends for more information on the workforce reductions. We have incurred and expect to incur charges related to the reductions in the workforce, changes in our facilities requirements, contract terminations and other non-cash charges, and there could be unanticipated costs in the future. Implementation of these restructuring actions presents several significant risks, including the potential negative impact on employee morale and productivity, the loss of talented employees that we would not otherwise want to lose, difficulty retaining valuable key employees that have not been terminated, adverse impact on our culture, diversion of attention away from operating our business, public scrutiny, personnel capacity constraints, adverse effects on our internal control environment, actual or perceived disruption of service to our customers and hampering of our ability to grow, develop innovative products and compete, any of which could adversely impact our business and reputation. If we do not successfully manage the restructurings, the anticipated efficiencies and cost savings may be delayed or not realized. Risks associated with managing the restructurings effectively include unforeseen delays in the implementation of workforce reductions, delays in completing required consultations with works councils or other relevant organizations or in obtaining any required approvals, regulatory impediments or litigation. Any of these risks associated with the implementation or management of the restructurings could adversely impact our business, results of operations and/or reputation.

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

    In addition to the impact of the COVID-19 pandemic described earlier in these Risk Factors, other events beyond our control, such as oil prices, stock market volatility, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, fires, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as coronaviruses, Ebola and Zika, political instability, changes in economic conditions, wars and regional hostilities, imposition of taxes, tariffs or surcharges by regulatory authorities, changes in trade policies or trade disputes, changes in immigration policies or other travel restrictions, travel-related accidents or increased focus on the environmental impact of travel, have previously and may in the future disrupt travel, limit the ability or willingness of travelers to visit certain locations or otherwise result in declines in travel demand and adversely affect our business and results of operations. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services and our relationships with travel service providers and other partners, any of which can adversely affect our business and results of operations.

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

We currently, or may in the future, compete with a variety of companies, including:
•online travel reservation services such as Expedia, Hotels.com, Hotwire, Orbitz, Travelocity, Wotif, Cheaptickets, ebookers, HotelClub, RatesToGo and CarRentals.com, which are owned by Expedia Group, Traveloka (in which Expedia Group holds a minority interest) and Despegar/Decolar (in which Expedia Group holds a minority interest); Trip.com Group (in which we hold a small minority interest), Trip.com (which is owned by Trip.com Group), Tongcheng-eLong (in which Trip.com Group holds a significant minority interest), ezTravel (in which Trip.com Group holds a majority interest) and MakeMyTrip (in which Trip.com Group holds a significant minority interest); Hotel Reservation Service (HRS) and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, CarTrawler, Meituan (in which we hold a small minority interest), Rakuten, Jalan (which is owned by Recruit), Fliggy (which is owned by Alibaba), HotelTonight (which is owned by Airbnb), CheapOair and eDreams ODIGEO;

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

•travel service providers such as accommodation providers, rental car companies and airlines, many of which have their own branded online platforms to which they drive business, including large hotel chains such as Marriott International, Hilton and Intercontinental Hotel Group and emerging hotel chains such as OYO Rooms;

•online travel search and price comparison services (generally referred to as "meta-search" services), such as Google Flights, Google Hotel Ads, Google's vacation rental meta-search product, TripAdvisor, trivago (in which Expedia Group holds a majority interest), Qunar (which is controlled by Trip.com Group) and Skyscanner (which is owned by Trip.com Group);

•online restaurant reservation services, such as TheFork and Bookatable (which are owned by TripAdvisor), SeatMe (which is owned by Yelp), Zomato, Quandoo (which is owned by Recruit) and Resy (which is owned by American Express);

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

    Over the years, there has been a proliferation of new channels through which accommodation providers can offer reservations as the market for travel services has evolved.  For example, companies such as Airbnb and Expedia Group offer services providing alternative accommodation property owners, particularly individuals, an online place to list their accommodations where travelers can search and book such properties and compete directly with our alternative accommodation services. In addition, Airbnb, which owns HotelTonight, offers some hotel reservations through its online platforms. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its platform.  New travel-related services are frequently being introduced to the market. For example, in 2019, Google launched Google Travel, which combines its hotel, flight and packages offerings into one website with trip-planning tools. Some of our competitors and potential competitors offer a variety of online services, such as food delivery, shopping, gaming or search services, many of which are used by consumers more frequently than online travel services. As a result, a competitor or potential competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost-effectively acquire customers for its online travel services than we can. For example, some competitors or potential competitors with more frequent online interactions with consumers are seeking to create "super-apps" where consumers can use many online services without leaving that company's app, in particular in markets such as Asia where online activity (including e-commerce) is conducted primarily through apps on mobile devices. If any of these platforms are successful in offering new travel-related services or services similar to ours to consumers who would otherwise use our platforms or if we are unable to offer our services to consumers within these super-apps, our customer acquisition efforts could be less effective and our customer acquisition costs, including our marketing expenses, could increase, either of which would harm our business and results of operations.

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
We intend to continue to improve the accommodation choices available for reservation on our platforms, however the growth rate of the number of accommodations on our platforms may vary in part as a result of removing accommodations from our platforms from time to time. We have seen a year-over-year increase in the number of accommodations removed from our platform during and resulting from the impacts of the COVID-19 pandemic, and we expect to see further accommodation removals in the future primarily due to properties not providing availability on our platforms, non-payment of invoices or property closures. Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because alternative accommodations are often either a single unit or a small collection of independent units, these properties generally represent more limited booking opportunities than hotels, motels and resorts, which generally have more units to rent per property. Further, alternative accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors or may not be available at peak times due to use by the property owners. We also experience lower profit margins with respect to alternative accommodation properties due to certain additional costs related to offering these accommodations on our platforms. As we increase our alternative accommodation business, these different characteristics negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our platforms, we expect that our room-night growth rate and property growth rate will continue to diverge over time (since each such alternative accommodation property has fewer booking opportunities). As a result of the foregoing, as the percentage of alternative accommodation properties increases, the number of reservations per property will likely continue to decrease.

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
We believe that the number, variety and quality of accommodations on our platforms, and the corresponding access to accommodation room nights, had been a key driver of the growth of our accommodation reservation business prior to the COVID-19 pandemic. The breadth of our accommodation bookings typically made us an attractive source of consumer demand for our accommodation providers, and we believe it will continue to do so as the travel industry recovers. However, after accommodation providers recover from the COVID-19 pandemic, they may wish to limit the amount of business that flows through a single distribution channel. Also, certain jurisdictions, particularly in Europe, are considering regulations intended to address the issue of "overtourism," including by restricting accommodation offerings in city centers or near popular tourist destinations, such as by restricting construction of new hotels or the renting of homes or apartments. Such restrictions could also include limiting the number of tourists permitted to visit and stay near popular areas during peak seasons or as a general matter. As a result, we may experience constraints on the number of listings, or accommodation room nights, actually available to us, which could negatively impact our business growth rate and results of operations.
    The number of our employees worldwide has grown from approximately 9,500 at December 31, 2013 to approximately 23,000 at September 30, 2020, which growth is mostly comprised of hires by our international operations. Changes in our workforce may make it more difficult to hire, train, retain, motivate and manage the required employees. Historically, our brands operated on a largely independent basis and many of them focused on particular services or geographies. As we look to develop the Connected Trip and pursue our other strategic objectives, we are increasing the collaboration, cooperation and interdependency among our brands. As we manage this shift, in addition to managing any changes in our workforce, whether due to organic growth, growth through acquisitions, workforce reductions or restructurings, we may find it difficult to maintain the beneficial aspects of our corporate culture at the brand companies and throughout the organization as a whole. In addition, as travel recovers from the COVID-19 pandemic, any future expansion or shift increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and administrative, legal, tax, internal control and financial reporting functions. Our current and planned employees, systems, procedures and controls may not be adequate to support and effectively manage growth and increased complexity, especially as we employ employees in multiple geographic locations around the world and increase the number and variety of our products and payment systems. The implementation of new information technology, payment, enterprise resource planning (ERP) or other systems could be disruptive and/or costly or we may experience difficulty successfully integrating new systems into existing systems or migrating to new systems from existing systems, any of which could adversely affect our business and results of operations.

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
Our online marketing efficiency, expressed as marketing expense as a percentage of revenues, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign currency exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs-per-click and reduce our marketing efficiency. We use third-party websites, including online search engines (primarily Google), meta-search and travel research services and affiliate marketing as the primary means of generating traffic to our websites. Growth of some of these channels had slowed prior to the COVID-19 pandemic. Historically our marketing expenses have increased significantly, however, we have experienced more moderate growth rates in recent years, and since the COVID-19 pandemic, our marketing expenses have declined significantly year-over-year. Our marketing efficiency has declined in recent years, a trend we expect to continue in the long term, though the rate of decrease may fluctuate and there may be periods of stable or increasing returns on investment ("ROIs") from time to time, and we cannot predict how our marketing efficiency will trend during the recovery from the COVID-19 pandemic. Further, at times we may pursue a strategy of increasing marketing ROIs, which could negatively affect our gross bookings and revenue growth rates. When evaluating our performance marketing spend generally, we consider several factors for each channel, such as the customer experience on the advertising platform, the incrementality of the traffic we receive and the anticipated repeat rate from a particular platform, as well as other factors. Currently, we have reduced our marketing spend significantly year-over-year and are generally limiting our performance marketing efforts to address particular booking characteristics that are identified as having a high likelihood of conversion and a low likelihood of cancellation under the current circumstances of the COVID-19 pandemic. Pursuing a strategy of improving marketing ROIs, as we did beginning in the third quarter of 2017 through the fourth quarter of 2018, along with factors such as competitors' actions in the bidding environment, the amount of marketing invested by these channels to generate demand and overall marketing platform traffic growth trends, which have shown volatility and long-term deceleration of growth rates, may also impact growth rates for marketing channels. Under market conditions excluding the impact of the COVID-19 pandemic, any reduction in our marketing efficiency could have an adverse effect on our business and results of operations, whether through reduced revenues or revenue growth, or through marketing expenses increasing faster than revenues and thereby reducing margins and earnings growth.
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

In addition, competition for well-qualified employees in all aspects of our business, including software engineers, mobile communication talent and other technology professionals, is intense. Our international success in particular has led to increased efforts by our competitors and others to hire our international employees. These difficulties may be amplified by evolving restrictions on immigration, travel or availability of visas or work permits for skilled technology workers. Further, as a result of the COVID-19 pandemic, the potential for a long recovery period for the travel industry and our workforce reductions and restructurings, employees may not view employment with us as positively as they did prior to the pandemic, which would make retention of well-qualified employees more difficult. The competition for talent in our industry has in the past and may in the future increase our personnel expenses, which may adversely affect our results of operations. Our continued ability to compete effectively and to innovate and develop products, services, technologies and enhancements depends on our ability to attract, retain and motivate well-qualified employees. If we do not succeed in attracting well-qualified employees or retaining, training, managing and motivating existing employees, our business, competitive position, reputation and results of operations would be adversely affected.
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
    We may decide to make minority investments, including through joint ventures, in which we have limited or no management or operational control. The controlling person in such a case may have business interests, strategies or goals that are inconsistent with ours, and decisions of the company or venture in which we invested may result in harm to our reputation or business or adversely affect the value of our investment. A substantial portion of our goodwill and intangible assets were acquired in acquisitions. If we determine that any of our goodwill and intangible assets, or any goodwill or intangible assets acquired in future transactions, experiences a decline in value, we may be required to record, as we did in the first and third quarters of 2020, an impairment (see Note 8 to our Unaudited Consolidated Financial Statements), which could materially adversely affect our results of operations. Further, we may issue shares of our common stock in these transactions, which could result in dilution to our stockholders.
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

Legal, Tax, Regulatory, Compliance and Reputational Risks

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
Although we believe that our tax filing positions are reasonable and comply with applicable law, we regularly review our tax filing positions, especially in light of tax law or business practice changes, and we may change our positions or determine that previous positions should be amended, either of which could result in additional tax liabilities. The final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. To date, we have been audited in many taxing jurisdictions with no significant impact on our results of operations. If current or future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our results of operations, financial condition and cash flows. For example, Booking.com is the subject of tax proceedings in France and has been assessed approximately 465 million Euros, the majority of which represents penalties and interest. In January 2019, we were required to pay the assessments for the years 2006 through 2012 (356 million Euros) in order to preserve our right to contest the assessments for that period in court, though the payment is not an admission that we owe the taxes. Although we believe that Booking.com has been, and continues to be, in compliance with French tax law, and we are contesting the assessments, during the third quarter of 2020, we contacted the French Tax Authorities regarding the potential to achieve resolution of the matter through a settlement. See Note 13 to our Unaudited Consolidated Financial Statements for more information regarding the French tax matter and certain tax contingencies.
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
Additionally, there have been significant changes made and proposed to international tax laws that increase the complexity, burden and cost of tax compliance. The Organisation for Economic Co-operation and Development ("OECD") initiated the "base erosion and profit shifting" ("BEPS") project to ensure international tax standards keep pace with changes in global business practices and to address situations where multinational businesses may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions in which the profit generating activities take place. The OECD is working towards a consensus-based solution by the middle of 2021 to address the challenges posed to the current tax system by the digitalization of the economy. The OECD Secretariat's current proposal aims to ensure that multinational businesses are taxed in jurisdictions where they are conducting significant business but do not have a physical presence by establishing new nexus rules determining where tax should be paid and new profit allocation rules determining what portion of profits should be taxed. Certain countries have taken steps to unilaterally introduce a digital services tax to address the issue of multinational businesses carrying on business in their jurisdiction without a physical presence and therefore generally not subject to income tax in those jurisdictions. Many questions remain about the enactment, form and application of these digital services taxes.  For example, it is not clear whether all countries will allow a deduction of digital services taxes for income tax purposes or whether there is potential for double taxation on the same transaction.  The interpretation and implementation of the various digital services taxes (especially if there is inconsistency in the application of these taxes across tax jurisdictions) could have a materially adverse impact on our results of operations and cash flows.  Further, digital services taxes may not apply to our competitors such as hotel chains and smaller OTCs, which harms our business and competitive position. Any changes to international tax laws, including new definitions of permanent establishment, new nexus and profit allocation rules, or changes affecting the benefits of preferential tax regimes such as the Dutch "Innovation Box Tax" (discussed below), could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Further, changes to tax laws and additional reporting requirements could increase the complexity, burden and cost of compliance. Due to the large and expanding scale of our international business activities, any changes in U.S. or international taxation of our activities or the combined effect of tax laws in multiple jurisdictions may increase our worldwide effective tax rate, increase the complexity and costs associated with tax compliance (especially if changes are implemented or interpreted inconsistently across tax jurisdictions) and adversely affect our cash flows and results of operations.
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
The Netherlands corporate income tax law provides that income generated from qualifying innovative activities is taxed at the rate of 7% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings historically has qualified for Innovation Box Tax treatment. In 2019, the Innovation Box Tax benefit reduced our consolidated income tax expense by $443 million. The Dutch government will most likely (pending Parliament approval in November 2020) increase the Innovation Box Tax rate from 7% to 9%, which, if enacted, could be effective beginning in 2021.

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
    We, the travel industry and the technology industry generally are subject to competition/anti-trust and consumer protection laws and regulations around the world. These laws and regulations evolve and change, and their interpretation, application and enforcement can also change, be unpredictable or be affected by changing political or social pressures. As we expand our business into new areas, including our evolution towards the Connected Trip, we may become subject to additional laws and regulations. At times, online travel platforms, including us, have been the subject of investigations or inquiries by various national competition authorities ("NCAs") or other governmental authorities. For example, we have been and continue to be involved in investigations related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates, conditions or availability that are at least as favorable as those offered to other OTCs or through the accommodation provider's website. To resolve and close certain of the investigations, we have from time to time made commitments to the investigating authorities regarding future business practices or activities. For example, Booking.com has made commitments to several NCAs, including agreeing to narrow the scope of its parity arrangements, in order to resolve parity-related investigations. In August 2020, Booking.com voluntarily extended its parity commitments in the European Union for another three years. Additionally, these types of investigations can result and have resulted in the assessment of a fine.

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
As markets evolve and NCAs or other governmental authorities continue to monitor our industry, new investigations of the industry generally or of us specifically could and have occurred, including revisiting issues that were the subject of prior investigations. For example, in July 2020, the European Commission announced that it will study the marketing and sale of hotel accommodations in six E.U. countries in 2021. Also, while we believe that we are complying with our commitments, investigating authorities or third parties may determine that we are not complying with the commitments we have made and decide to pursue legal action to compel compliance or seek other remedies. Further, in September 2017 the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland and the investigation is ongoing. If there is an adverse outcome and Booking.com is unsuccessful in any appeal, Booking.com could be required to reduce its commissions in Switzerland.

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

    There is significant legislative and public focus on the technology industry, especially as technology companies become larger. In some instances, countries have passed legislation that goes further to restrict business activities than actions taken by NCAs or other regulatory authorities. For example, France, Italy, Belgium and Austria have passed legislation prohibiting parity contract clauses in their entirety. Additionally, the EU's Platform to Business Regulation regulates the relationship between online platforms such as Booking.com and European business users of online platforms. This new regulation requires online platforms to provide additional disclosure to European business partners, such as terms related to search result ranking and preferential pricing as well as provide for a mediation process to handle any disputes, among other changes. The European Commission is preparing the Digital Markets Act, which is expected to give regulators more instruments to investigate digital businesses and impose new rules on certain digital platforms if they are determined to be "gatekeepers." If the regulators were to determine that we are a gatekeeper under the proposed legislation, we could be subject to additional rules and regulations not applicable to all our competitors and our business could be harmed. For example, the rules applicable to gatekeepers could prohibit single sign-in for different products and bundling of ancillary services with core services. New laws and regulations and changing public perception relating to the technology industry could impact our services, require us to change our business practices or otherwise cause us to incur additional operating costs to comply with or address these developments. Further, as market conditions change as a result of investigations, litigation, legislation or political or social pressure, we may decide to voluntarily modify our business practices beyond what is required, the full effects of which may not be known when making the decision, but which could harm our competitive position and adversely affect our business and results of operations.

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
Our ability to provide our services and any future services is and will continue to be affected by legal regulations (including laws, ordinances, rules, licensing requirements and other requirements and regulations) of national and local governments and regulatory authorities around the world, many of which are evolving and subject to the possibility of new or revised interpretations. For example, we offer optional rental car-related insurance products to customers protecting them against accidental damage to their rental vehicles, which subjects us to certain insurance regulations and related increased compliance costs and complexities, any of which could negatively impact our business and results of operations. Laws in some countries relating to data localization, registration as a travel agent and other local requirements could, if applicable to us, adversely affect our ability to conduct business in those countries. Any increase in the number or complexity of the laws and regulations applicable to us and our businesses could increase our compliance costs and burdens and negatively affect our business and results of operations.

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
Compliance with the laws and regulations of multiple jurisdictions increases our cost of doing business. These laws and regulations, which vary and sometimes conflict, include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and local laws which also prohibit corrupt payments to governmental officials or third parties, data privacy requirements, labor relations laws, non-discrimination, human rights or anti-human trafficking laws and regulations, such as the U.K. Modern Slavery Act 2015, tax laws, anti-trust or competition laws, U.S., E.U. or U.N. sanctioned country or sanctioned persons mandates, and consumer protection laws. Violations of these laws and regulations could result in fines and/or criminal sanctions against us, our officers or our employees and/or prohibitions on the conduct of our business. Any such violations could result in prohibitions on our ability to offer our services in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brands, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Even if we comply with these laws and regulations, doing business in certain jurisdictions or violations of these laws and regulations by the accommodations, restaurants, travel service providers or other parties with whom we conduct business could harm our reputation and brands, which could adversely affect our results of operations or stock price. In addition, these restrictions may provide a competitive advantage to our competitors unless they are also subject to comparable restrictions. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. We are also subject to a variety of other regulatory, legal and public policy risks and challenges in managing an organization operating in various countries, including those related to:
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
As a greater percentage of our transactions are processed on a merchant basis, our global systems and processes associated with merchant transactions must be managed on a larger scale, which introduces additional complexity and increases administrative burdens and costs, which could adversely affect our results of operations. Payment processing may also subject the business to additional regulations, including financial services regulation or other regulatory regimes applicable to highly regulated businesses, which could result in increased compliance costs and complexities, including those associated with the implementation of new or advanced internal controls. For example, the E.U.'s Payment Services Directive 2 has further complicated the authentication process for accepting credit cards.  As a result of this directive, payments made on our platforms by consumers in the European Economic Area are subject to Strong Customer Authentication, which requires the consumer to engage in additional steps to authenticate their transaction. This new process could cause consumer transactions to take longer to process or otherwise inconvenience the consumer, which could result in consumers choosing not to utilize our platforms as often or at all. The implementation of this process has resulted and may continue to result in increased compliance costs and administrative burdens for us. As our business evolves or as we change the way we facilitate payments on our platforms and new money transmission and online payments rules come into effect, we may become subject to new payments and financial services laws and regulations including those relating to money transmission licenses, anti-money laundering, sanctions, banking, privacy and security of our processes, among others. Compliance with this changing regulatory environment could create significant additional compliance costs and burdens or it could lead us to modify our business plans or operations, any of which could negatively impact our business, results of operations and profit margins.
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

Information Security, Cybersecurity and Data Privacy Risks

Our processing, storage, use and disclosure of personal data exposes us to risks of internal or external security breaches and could give rise to liabilities and/or damage to reputation.

The security of data when engaging in e-commerce is essential to maintaining consumer and travel service provider confidence in our services. Cyberattacks by individuals, groups of hackers and state-sponsored organizations are increasing in frequency and sophistication and are constantly evolving. For example, cyberattacks on organizations such as the targeted attack on Twitter accounts in July of this year have increased during the crisis of the COVID-19 pandemic. Any security breach whether instigated internally or externally on our systems or third-party systems could significantly harm our reputation and therefore our business, brand, market share and results of operations. Consumers who use certain of our services provide us with their credit card information. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data and prevent unauthorized access to our data or accounts. Computer circumvention capabilities, new discoveries or advances or other developments, including our own acts or omissions, could result in a compromise or breach of consumer data. For example, third parties may attempt to fraudulently induce employees, travel service provider partners or consumers to disclose user names, passwords or other sensitive information ("phishing"), which may in turn be used to access our information technology systems or to defraud our partners or consumers. Third parties may also attempt to take over consumer accounts by using passwords, usernames and other personal information obtained elsewhere to attempt to login to consumer accounts on our platforms. We have experienced targeted and organized phishing and account takeover attacks, which have increased during the COVID-19 pandemic, and we expect to continue to experience these events in the future. These risks are likely to increase as we expand our offerings, integrate our products and services, and store and process more data, including personal information. Our efforts to protect information from unauthorized access may be unsuccessful or may result in the rejection of legitimate attempts to book reservations through our services, any of which could result in lost business and could materially and adversely affect our business, reputation and results of operations.
Our existing security measures may not be successful in preventing security breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal consumer information or transaction data or other proprietary information. As a result of increased numbers of employee exits due to the restructuring actions or otherwise, we face heightened risks related to the loss or unauthorized use of or access to our systems, intellectual property or other protected data. In the last few years, several major companies experienced high-profile security breaches that exposed their systems and information and/or their consumers' or employees' personal information, and it is expected that these types of events will continue to occur. We have a heightened risk of security breaches due to some of our operations being located in certain international jurisdictions. We expend significant resources to protect against security breaches, and regularly increase our security-related expenditures to maintain or increase our systems' security. We have experienced and responded to cyberattacks, which we believe have not had a significant impact on the integrity of our systems or the security of data, including customer data maintained by us. These issues are likely to become more difficult to manage as we expand the number of places where we operate and the number and variety of services we offer, and as the tools and techniques used in such attacks become more advanced. Security breaches could result in severe damage to our information technology infrastructure, including damage that could impair our ability to offer our services or the ability of consumers to make reservations or conduct searches through our services, as well as loss of consumer, financial or other data that could materially and adversely affect our ability to conduct our business, satisfy our commercial obligations or meet our public reporting requirements in a timely fashion or at all. Security breaches could also result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, subject us to regulatory penalties and sanctions, or cause consumers to lose confidence in our security and choose to use the services of our competitors, any of which would have a negative effect on our brands, market share, results of operations and financial condition. Our insurance policies have coverage limits and may not be adequate to reimburse us for all losses caused by security breaches.

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
Financial Risks
Our liquidity, credit ratings and ongoing access to capital could be materially and negatively affected by the impacts of the COVID-19 pandemic.
Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, our ability to meet debt covenant requirements, our operating performance and our credit ratings. Since the COVID-19 pandemic, there has been increased volatility in the financial and securities markets, which has generally made access to capital less certain and increased the cost of obtaining new capital. Further, if our credit ratings were to be downgraded or if financing sources were to ascribe higher risk to our rating levels, our industry or us, our access to capital and the cost of any financing would be negatively impacted. We currently have $2.0 billion available under our revolving credit facility, which provides an additional potential source of liquidity. The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to our ability to borrow thereunder. In April 2020, we amended the revolving credit facility, pursuant to which the maximum leverage ratio covenant was suspended through and including the three months ending March 31, 2021, and has been replaced with a $4.5 billion minimum liquidity covenant based on unrestricted cash, cash equivalents, short-term investments and unused capacity under this revolving credit facility. At September 30, 2020, we were in compliance with the minimum liquidity covenant. In October 2020, we amended the revolving credit facility to extend the suspension of the maximum leverage ratio covenant and the related replacement with the minimum liquidity covenant through and including the three months ending March 31, 2022 and increase the permitted maximum leverage ratio for a period of time following the three months ending March 31, 2022. There can be no assurance that we will be able to meet either the minimum liquidity covenant or the maximum leverage ratio covenant, as applicable, at any particular time, and our ability to borrow under the revolving credit facility depends on compliance with the applicable covenant. Further, the lenders have the right to require repayment of any amounts borrowed under the facility if we are not in compliance with the applicable covenant.
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
Recent years have seen significant volatility in the exchange rate between the Euro, the British Pound Sterling, the U.S. Dollar and other currencies. Significant fluctuations in foreign currency exchange rates can affect consumer travel behavior. For example, the strengthening of the U.S. Dollar relative to the Euro in 2015 made it more expensive for Europeans to travel to the United States. Consumers traveling from a country whose currency has weakened against other currencies may book lower ADR accommodations, choose to shorten or cancel their international travel plans or choose to travel domestically rather than internationally, any of which could adversely affect our gross bookings, revenues and results of operations, in particular when expressed in U.S. Dollars. Since the beginning of the COVID-19 pandemic, there has been volatility and weakening of the Euro and the British Pound Sterling relative to the U.S. Dollar. However, as a result of the travel restrictions and health concerns arising from the COVID-19 pandemic, we do not believe exchange rates have significantly altered consumer behavior since the pandemic began.
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
We have invested in Trip.com Group convertible notes. We have also invested in other Chinese internet companies (i.e., Meituan and Didi Chuxing). See Notes 5 and 6 to our Unaudited Consolidated Financial Statements for more information regarding our investments in Trip.com Group, Meituan and Didi Chuxing securities. The value of these securities is subject to the risks associated with Trip.com Group's, Meituan's and Didi Chuxing's respective businesses, as well as any changes by the Chinese government in foreign investment laws or elevated scrutiny or regulation of foreign investments in Chinese companies. For example, Trip.com Group is a Cayman Islands company operating in China through what is commonly referred to as a variable interest entity, or VIE, structure where it conducts part of its business through contractual relationships with affiliated Chinese entities. Although VIE structures are commonly used by Chinese internet and e-commerce companies, there are substantial uncertainties regarding the interpretation and application of People's Republic of China ("PRC") laws and regulations to VIE structures, and it is possible that the PRC government may view the VIE structure as a violation of PRC law. VIE contractual relationships are not as effective in providing control over the affiliated Chinese companies as direct ownership, and Trip.com Group would have to rely on the PRC legal system to enforce those contracts in the event of a breach by one of these entities. Further, conflicts of interest could arise to the extent Trip.com Group's officers or directors are also shareholders, officers or directors of the affiliated Chinese entities. Any of these risks could materially and adversely affect Trip.com Group's business and therefore the value of our investment in Trip.com Group. Similar VIE-structure considerations and risks apply with respect to our investments in securities of Meituan and Didi Chuxing, each of which is a Cayman Islands company operating in China through a VIE structure.
    Our investments in private companies are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or ever become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced to the market. Further, our ability to liquidate any such investments is typically dependent on a liquidity event, such as a public offering or acquisition, as no public market exists for such securities. Valuations of privately-held companies are inherently complex and uncertain due to the lack of a liquid market for such securities. If we determine that any of our equity investments in such companies have experienced a decline in value, we are required to recognize the change in net income. For example, in the first quarter of 2020, we recognized an impairment of $100 million related to our investment in Didi Chuxing that resulted from the negative impact of the COVID-19 pandemic on Didi Chuxing's business. For investments classified as debt securities, any decline in value attributed to credit losses is also recognized in the Unaudited Consolidated Statements of Operations.

We could lose the full amount of any of our investments, and any impairment of our investments have previously and could in the future have a material adverse effect on our financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2020.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 –	—	(1)	N/A	—	$10,420,229,500	(1)
July 31, 2020	41	(2)	1,744.37	N/A	N/A

August 1, 2020 –	—	(1)	N/A	—	$10,420,229,500	(1)
August 31, 2020	2,021	(2)	1,797.15	N/A	N/A

September 1, 2020 –	—	(1)	N/A	—	$10,420,229,500	(1)
September 30, 2020	59	(2)	1,803.59	N/A	N/A
Total	2,121		1,796.31	—	$10,420,229,500
 _____________________________
(1)    Pursuant to a stock repurchase program announced on May 9, 2019, whereby we were authorized to repurchase up to $15.0 billion of our common stock.
(2)    Pursuant to a general authorization, not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. The table above does not include adjustments during the three months ended September 30, 2020 to previously withheld share amounts (reduction of 6 shares) that reflect changes to the estimates of employee tax withholding obligations.

Repurchase and Dividend Restrictions

As of October 2020, our revolving credit facility includes a covenant that restricts us from declaring or making any cash distribution and repurchasing any of our shares unless (i) prior to the delivery of financial statements for the three months ending June 30, 2022, we have at least $6.0 billion of liquidity on a pro forma basis, based on unrestricted cash, cash equivalents, short-term investments and unused capacity under our revolving credit facility and (ii) after the delivery of financial statements for the three months ending June 30, 2022, we are in compliance on a pro forma basis with the maximum leverage ratio covenant then in effect. Such restriction ends upon delivery of financial statements required for the three months ending June 30, 2023, or we have the ability to terminate this restriction earlier if we demonstrate compliance with the original maximum leverage ratio covenant in the revolving credit facility. See Note 9 to our Unconsolidated Financial Statements for more information.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Amended and Restated By-Laws.
10.1(c)	Form of Performance Share Unit Agreement under the Company's 1999 Omnibus Plan.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included in Exhibit 101).
(a)    Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 and incorporated herein by reference.
(b)    Previously filed as an exhibit to the Current Report on Form 8-K filed on October 25, 2019 and incorporated herein by reference.
(c)    Previously filed as an exhibit to the Current Report on Form 8-K filed on July 17, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKING HOLDINGS INC.
(Registrant)

Date:	November 5, 2020	By:	/s/ David I. Goulden
Name: David I. Goulden Title: Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)