Form 10-K
period 2020-12-31
Booking Holdings Inc.
filed 2021-02-24
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 _____________________________________________________________________________________________

For the fiscal year ended: December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of Booking Holdings Inc. at June 30, 2020 was approximately $65.0 billion based upon the closing price reported for such date on the NASDAQ Global Select Market.  For purposes of this disclosure, shares of common stock held by executive officers and directors of Booking Holdings Inc. on June 30, 2020 have been excluded because such persons may be deemed to be affiliates of Booking Holdings Inc.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of Booking Holdings Inc.’s common stock was 40,961,796 at February 17, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from Booking Holdings Inc.'s definitive proxy statement relating to its annual meeting of stockholders to be held on June 3, 2021, to be filed with the Securities and Exchange Commission within 120 days after the end of Booking Holdings Inc.'s fiscal year ended December 31, 2020.

Booking Holdings Inc. Annual Report on Form 10-K for the Year Ended December 31, 2020 Index

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

PART I

Item 1.  Business

The COVID-19 pandemic has had a profound impact on our business, employees, partners, communities and stockholders. Although there was a significant decline in our business in 2020 as a result of the COVID-19 pandemic, we remain confident that the travel industry will recover when travelers feel safe to travel once again. In the beginning of the crisis, our priorities included the health and safety of our employees and stabilizing our business from the immediate shock of the pandemic by working with customers and partners to address unprecedented levels of cancellations. We also took numerous actions in response to the pandemic, including steps to increase our financial liquidity, reduce costs, restructure our operations to address our near- to medium-term business expectations and ensure we are well-positioned to capture travel demand when it returns so we can emerge from this crisis on a strong footing and work on extending our leadership position. While the timing of the recovery of the travel industry remains uncertain, we believe that demand for our services will return when government restrictions are lifted and people are confident it is once again safe to travel.
As a result, our mission to make it easier for everyone to experience the world remains unchanged. We seek to empower people to cut through travel barriers, such as money, time, language and overwhelming options, so they can use our services to easily and confidently get where they want to go, stay where they want to stay, dine where they want to dine, pay how they want to pay and experience what they want to experience. We connect consumers wishing to make travel reservations with providers of travel services around the world through our online platforms. Through one or more of our brands, consumers can: book a broad array of accommodations (including hotels, motels, resorts, homes, apartments, bed and breakfasts, hostels and other properties); make a car rental reservation or arrange for an airport taxi; make a dinner reservation; or book a flight, cruise, vacation package, tour or activity. Consumers can also use our meta-search services to easily compare travel reservation information, such as airline ticket, hotel reservation and rental car reservation information, from hundreds of online travel platforms at once. In addition, we offer various other services to consumers and partners, such as certain travel-related insurance products and restaurant management services to restaurants.

We offer these services through six primary consumer-facing brands: Booking.com, Priceline, agoda, Rentalcars.com, KAYAK and OpenTable. While historically our brands operated on a largely independent basis and many of them focused on a particular service (e.g., accommodation reservations) or geography, we continue to increase the collaboration, cooperation and interdependency among our brands in our efforts to provide consumers with the best and most comprehensive services. We also seek to maximize the benefits of our scale by sharing resources and technological innovations, co-developing new services and coordinating activities in key markets among our brands. For example, Booking.com, the world’s leading brand for booking online accommodation reservations (based on room nights booked), offers rental car and other ground transportation services, flights, tours and activities, restaurant reservations and other services, many of which are supported by our other brands. Similarly, hotel reservations available through Booking.com are also generally available through agoda and Priceline. The following table shows the key services offered to consumers by our primary brands:

Our business is driven primarily by international results, which consist of the results of Booking.com, agoda and Rentalcars.com and the international businesses of KAYAK and OpenTable. This classification is independent of where the consumer resides, where the consumer is physically located while using our services or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com at a hotel in New York by a consumer in the United States is part of our international results. During the year ended December 31, 2020, our international business (the substantial majority of which is generated by Booking.com) represented approximately 88% of our consolidated revenues. A significant majority of our revenues, including a significant majority of our international revenues, is earned in connection with facilitating accommodation reservations. See Note 18 to the Consolidated Financial Statements for more geographic information.

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

For the year ended December 31, 2020, we had revenues of $6.8 billion, which we classify as "agency" revenues, "merchant" revenues and "advertising and other" revenues.

•Agency revenues are derived from travel-related transactions where we do not facilitate payments from travelers for the services provided. We invoice the travel service providers for our commissions after travel is completed. Agency revenues consist almost entirely of travel reservation commissions.

•Merchant revenues are derived from travel-related transactions where we facilitate payments from travelers for the service provided, generally at the time of booking. Merchant revenues include travel reservation commissions and transaction net revenues (i.e., the amount charged to travelers less the amount owed to travel service providers) in connection with our merchant reservation services; credit card processing rebates and customer processing fees; and ancillary fees, including travel-related insurance revenues. Substantially all merchant revenues are derived from transactions where travelers book accommodation reservations or rental car reservations.

•Advertising and other revenues are derived primarily from (a) revenues earned by KAYAK for sending referrals to online travel companies ("OTCs") and travel service providers and for advertising placements on its platforms and (b) revenues earned by OpenTable for its restaurant reservation services and subscription fees for restaurant management services.

The Booking Holdings Strategy

We aim to achieve our mission to make it easier for everyone to experience the world through global leadership in online travel and restaurant reservation and related services by striving to:

•provide consumers with the best choices and prices at any time, in any place, on any device;
•make it easy for people to find, book, pay for and experience their travel desires; and
•provide platforms, tools and insights to our business partners to help them be successful.

We focus on relentless innovation and execution and a commitment to serve both consumers and our travel service provider and restaurant partners with unmatched service and best-in-class digital technology. We believe that as the COVID-19 pandemic subsides, people feel confident traveling and dining out and government restrictions are lifted, the global online travel and dining industries will recover and, after some period of higher growth through the recovery, continue to grow as they did before the COVID-19 pandemic as consumer purchasing shifts from traditional offline channels to interactive online channels, including mobile channels. As travel demand returns, we plan to continue to participate broadly in this online growth by expanding our service offerings and markets. In particular, we seek to (a) leverage technology to provide consumers with the best experience, (b) partner with travel service providers and restaurants to our mutual benefit, (c) operate multiple brands that collaborate with each other, and (d) invest in profitable and sustainable growth.

•Providing the best consumer experience.  We believe that offering consumers an outstanding online experience is essential for our future success. To accomplish this, we focus on providing consumers with: (a) intuitive, easy-to-use online travel and restaurant reservation and search services; (b) a continually improving selection of accommodations, other travel offerings, restaurants and payment options through our services; (c) informative and useful content, such as pictures, accommodation and restaurant details and reviews; and (d) excellent customer service. Our goal is to make travel easy, frictionless and personal and to offer consumers the most value, the most trusted brands, the most personalized experience and the most extensive, varied and comprehensive travel service selection in every geography. Further, we endeavor to provide excellent customer service in a variety of ways, including through our call centers and online platforms and the use of chatbots and other technologies, so that consumers can be confident that booking reservations through us will be a positive experience.

Although we spent much of 2020 navigating the challenges of the COVID-19 pandemic, we continue to innovate and invest in our services in order to emerge from the pandemic in a strong position to meet the needs of consumers and our travel service provider and restaurant partners. We continue to seek to grow our business through innovation by, among other things, providing a best-in-class user experience with intuitive, easy-to-use online platforms (i.e., websites and mobile apps) to ensure that we are meeting the needs of online consumers while aiming to exceed their expectations. As a result, our long-term strategy is to build a seamless offering of multiple elements of travel, which we refer to as the "Connected Trip." We believe that through innovation and the utilization of emerging technologies such as artificial intelligence, the Connected Trip will simplify and improve all aspects of the travel experience, including: discovery, planning, booking, coordinating itineraries among travel service providers, automatic rescheduling/rebooking, etc. For example, if a traveler’s flight is delayed, we envision that ultimately the Connected Trip will not only alert the traveler, but also automatically arrange for a late arrival at the hotel, change a dinner reservation and alert companion diners, reschedule the airport transfer, find a later connecting flight, etc. We believe that such a system will benefit both the traveler and the travel service provider or restaurant, as well as provide a compelling and differentiated service offering for consumers that will drive enhanced loyalty and frequency over time.

•Partnering with travel service providers, restaurants and OTCs. We aim to establish mutually beneficial relationships with travel service providers and restaurants around the world. We believe that travel service providers and restaurants benefit from participating in our services by increasing their distribution channels, demand and inventory utilization in an efficient and cost-effective manner. Travel service providers and restaurants benefit from our well-known brands and marketing efforts, expertise in offering an excellent consumer experience through our platforms and ability to offer their inventory in markets and to consumers that the travel service provider or restaurant may otherwise be unable or unlikely to reach.

In addition, we have commercial relationships with other OTCs, such as Didi Chuxing (the leading ride hailing service in China) and Grab Holdings Inc. ("Grab") (the leading ride hailing company in Southeast Asia), whereby the customers of one company will have access to the services of the other. For example, through the Booking.com app, a Booking.com customer traveling in Southeast Asia can book a local ride arranged by Grab.

•Operating multiple brands. We employ a strategy of operating multiple brands, which we believe allows us the opportunity to offer our services in ways that appeal to different consumers, pursue different marketing and business strategies, encourage experimentation and innovation, provide different service offerings and focus on different markets. At the same time, we are continuing to increase the collaboration, cooperation and interdependency among our brands in our efforts to provide consumers with the best and most comprehensive services. As we deem appropriate given the shape and speed of recovery from the COVID-19 pandemic, we intend to invest resources to support organic growth by all our brands, whether through increased marketing, geographic expansion, technological innovation or increased access to accommodations, rental cars, restaurants, airline tickets or other services.

•Investing in profitable and sustainable growth. We seek to offer online services that meet the needs and the expectations of consumers, travel service providers and restaurants and that we believe will result in long-term profitability and growth. We intend to accomplish this through continuous investment and innovation, growing our businesses in new and current markets, expanding our services and ensuring that we provide an appealing, intuitive and easy-to-use consumer experience. We have made significant investments in people, technology, marketing and expanded, new or additional services, such as improving the selection of our extensive collection of accommodations including homes, apartments and other unique places to stay, expanded flight and ground transportation offerings and other offerings. While we reduced the size of our workforce in response to the COVID-19 pandemic, we are preparing the business to capture more travel demand as it develops during the recovery and over the long term. We continue to seek to maximize the benefits of our scale by sharing resources and technological innovations among our brands, co-developing new services and coordinating activities in key markets among our brands. We also regularly evaluate, and may pursue and consummate, potential strategic acquisitions, partnerships, joint ventures or investments, whether to expand our businesses into complementary areas, expand our current businesses, acquire innovative technology or for other reasons.

Service Offerings

Booking.com and Rentalcars.com.  Booking.com is the world's leading brand for booking online accommodation reservations, based on room nights booked, with operations worldwide and headquarters in the Netherlands. At December 31, 2020, Booking.com offered accommodation reservation services for approximately 2,373,000 properties in over 220 countries and territories and in over 40 languages, consisting of approximately 434,000 hotels, motels and resorts and approximately 1,939,000 homes, apartments and other unique places to stay.

Booking.com has expanded its offerings beyond accommodations to better help consumers experience the world. For example, Booking.com offers in-destination tours and activities in more than 140 cities around the world, as well as flight, rental car and restaurant reservation services. Rentalcars.com is operated as part of Booking.com and offers online rental car reservation services and allows consumers to make rental car reservations in over 54,000 locations throughout the world, with customer support in over 40 languages. Booking.com and Rentalcars.com also offer pre-booked taxi and black car services at over 1,100 airports throughout the world.

Priceline. Priceline is a leader in the discount travel reservation business and offers online travel reservation services primarily in North America and is headquartered in Norwalk, Connecticut. Priceline offers consumers hotel, rental car and airline ticket reservation services, as well as vacation packages and cruises.

Agoda. Agoda is a leading online accommodation reservation service catering primarily to consumers in the Asia-Pacific region, with headquarters in Singapore and operations in Bangkok, Thailand and elsewhere. Agoda also offers flight, ground transportation and activities reservation services.

 KAYAK. KAYAK, headquartered in Stamford, Connecticut, provides an online price comparison service (often referred to as "meta-search") that allows consumers to easily search and compare travel itineraries and prices, including airline ticket, accommodation reservation and rental car reservation information, from hundreds of online travel platforms at once. KAYAK offers its services in over 60 countries, with the United States being its largest market, through various websites, including Momondo, Cheapflights and HotelsCombined.

OpenTable. OpenTable is a leading brand for booking online restaurant reservations. With significant operations in San Francisco, California, OpenTable provides online restaurant reservation services to consumers and reservation management services to restaurants. OpenTable does business primarily in the United States.

Marketing and Brand Awareness

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Historically, our marketing expenses increased significantly, however, we experienced more moderate growth rates in recent years, and since the COVID-19 pandemic, our marketing expenses have declined significantly. We have invested considerable resources in the establishment and maintenance of our brands, and we intend to continue to invest resources in marketing and other brand building efforts to preserve and enhance consumer awareness of our brands when and to the extent we deem appropriate, in particular as the COVID-19 pandemic subsides and consumers begin to travel again.

Competition

We compete globally with both online and traditional travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, constantly evolving and subject to rapid change, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have significantly more customers or users, consumer data and financial and other resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market and has grown rapidly in this area, including by offering a flight meta-search product ("Google Flights"), a hotel meta-search product ("Google Hotel Ads"), a vacation rental meta-search product, its "Book on Google" reservation functionality, Google Travel, a planning tool that aggregates its flight, hotel and packages products in one website and by integrating its hotel meta-search products and restaurant information and reservation products into its Google Maps app. In addition, Amazon has experimented with online travel in the past and continues to experiment in this area, such as by partnering with travel companies to offer its customers travel products, including a partnership with Booking.com to provide travel deals to Amazon Prime users in certain countries.

We currently, or may in the future, compete with a variety of companies, including:
•online travel reservation services;

•large online companies, including search, social networking and marketplace companies;

•traditional travel agencies, travel management companies, wholesalers and tour operators, many of which combine physical locations, telephone services and online services;

•travel service providers such as accommodation providers, rental car or car- or ride-sharing companies and airlines, many of which have their own branded online platforms to which they drive business;

•online travel search and price comparison services (generally referred to as "meta-search" services);

•online restaurant reservation services; and

•companies offering technology services and software solutions to travel service providers.

For more information regarding current and potential competitors and the competitive nature of the markets in which we operate, please see Part I, Item 1A, Risk Factors - "Intense competition could reduce our market share and harm our financial performance." in this Annual Report on Form 10-K.

Government Regulation

As a global online travel company, our ability to provide our services and any future services is affected by legal regulations (including laws, ordinances, rules, licensing requirements and other requirements and regulations) of national and local governments and regulatory authorities around the world, many of which are evolving and subject to the possibility of new or revised interpretations. Examples of these laws and regulations, which vary and sometimes conflict, include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and local laws which also prohibit corrupt payments to governmental officials or third parties, data privacy requirements, labor relations laws, non-discrimination, human rights or anti-human trafficking laws and regulations, such as the U.K. Modern Slavery Act 2015, tax laws, anti-trust or competition laws, U.S., E.U. or U.N. sanctioned country or sanctioned persons mandates and consumer protection laws. Violations of these laws and regulations could result in fines, penalties and/or criminal sanctions against us, our officers or our employees and/or prohibitions on the conduct of our business. Any such violations could also result in prohibitions on our ability to offer our services in one or more countries, delay or prevent potential acquisitions, and materially damage our reputation, our brands, our global expansion efforts, our ability to attract and retain employees and business partners, our business and our operating results. Even if we comply with these laws and regulations, doing business in certain jurisdictions or violations of these laws and regulations by the accommodations, restaurants, travel service providers or other parties with whom we conduct business runs the risk of harming our reputation and our brands, which could adversely affect our results of operations or stock price. Government regulations that impact our business and/or our industry include:

•Data Protection and Privacy: Regulatory and legislative activity in the areas of privacy, data protection, and information and cyber security governing parts of our business continues to increase worldwide. We have established, and continue to maintain, policies and a global governance framework to comply with laws that apply to our business, meet evolving stakeholder expectations, and support business innovation and growth. In the European Union, for example, the General Data Protection Regulation (the “GDPR”) imposes significant compliance obligations and costs for us. In the United States, the California Consumer Privacy Act (the “CCPA”) and the recently enacted California Privacy Rights Act (“CPRA”), set to become operative in January 2023, impose new privacy requirements and rights for consumers in California that will result in additional compliance complexity, risks, and costs. Some data protection and privacy laws afford consumers a private right of action against companies like ours for certain statutory violations. Many other jurisdictions continually propose and consider enacting similar or other data protection laws. In many cases, these laws restrict the transfers of information among our subsidiaries, including employee information.
•Competition, Consumer Protection and Online Commerce: We, the travel industry and the technology industry generally are subject to competition and consumer protection laws and regulations around the world that impact aspects of our business including, among others, contractual parity arrangements with accommodation providers and the manner in which we display information on our platforms. There is significant legislative and public focus on the technology industry, especially as technology companies become larger, including in relation to the regulation of digital platforms. The European Commission’s proposed Digital Markets Act and Digital Services Act legislation is expected to give regulators more instruments to investigate digital businesses and impose new rules on certain digital platforms if they are determined to be "gatekeepers."
•Regulation of the Travel Industry: Our business could be impacted by travel-related regulations such as those imposed by local jurisdictions to regulate the use of alternative accommodations and address the issue of “overtourism.” As our business evolves, in particular as we offer linked travel arrangements or travel packages as a part of the Connected Trip, we expect to become subject to existing and new regulations. For example, some parts of our business are already subject to certain requirements of the EU Package Travel Directive (the “Package Directive”), and as our offerings continue to diversify and expand, we may become subject to additional requirements of the Package Directive.
•Payments: As we expand our payments services to consumers and business partners, we will likely become subject to additional regulations, such as financial services regulations and license requirements, which could result in increased compliance costs and complexities, including those associated with the implementation of new or more stringent internal controls. We are also subject to payment card association rules and obligations under our contracts with payment card processors, including the Payment Card Industry Data Security Standard, compliance with which is complex and costly.

For further discussion of these regulations and how other global regulations may impact our business, see Item 1A-Risk Factors - "Legal, Tax, Regulatory, Compliance and Reputational Risks."

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

Seasonality and Other Timing Factors

In recent years, and prior to the COVID-19 pandemic, the majority of our gross bookings are generated in the first half of the year, as consumers plan and reserve their spring and summer vacations in Europe and North America. However, we generally recognize revenue from these bookings when the travel begins (at "check-in"), which can be in a quarter other than when the associated reservations are booked. In contrast, we expense the substantial majority of our marketing activities as the expense is incurred, which, in the case of performance marketing in particular, is typically in the quarter in which associated reservations were booked. As a result of this timing difference between when we recorded marketing expense and when we recognized associated revenue, we had our highest levels of profitability in the third quarter of the year, which is when there were the highest levels of accommodation check-ins for the year for our European and North American markets. The first quarter of the year was typically our lowest level of profitability and highest level of volatility in earnings growth rates due to these seasonal timing factors. The COVID-19 pandemic impacted seasonality in 2020; for example, we witnessed a higher share of travel being booked during the second and third quarters as well as a higher share of stays during the third quarter than in prior years. We cannot currently predict travel patterns given the COVID-19 pandemic, and we may not experience typical seasonality effects on our business in 2021. Additionally, in the third and fourth quarters, we saw a significant contraction of the booking window versus the comparable prior-year period as an increased percentage of newly-booked room nights were made for travel that was to occur close to the time of booking. We expect that the length of the booking window will be volatile and difficult to predict throughout the duration of the COVID-19 pandemic. Future changes in the length of the booking window will affect the degree to which our gross bookings and revenues occur in the same period and, as a result, whether our gross bookings growth rates and revenue growth rates converge or diverge. For additional information regarding factors affecting the seasonality of our business, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Other Timing Matters.

Human Capital Resources

We believe our employees are one of the most important assets we have to further our mission to make it easier for everyone to experience the world. In order to continue to deliver on this mission, our goal is to attract, develop and retain highly-skilled talent with a significant focus on a diverse workforce operating in an inclusive environment. In the past year, the COVID-19 pandemic has had a significant impact on our workforce and our human capital management.

Workforce

Part of our strategy is to operate multiple brands to appeal to different consumers, pursue different marketing and business strategies, encourage experimentation and innovation, provide different service offerings and focus on different markets. While we continue to increase the collaboration, cooperation and interdependency among our brands, this model inherently results in diversity of culture among our brands, which may manifest in different approaches to human capital management in certain areas.

At December 31, 2020, we employed approximately 20,300 employees, of which approximately 3,400 were based in the United States and approximately 16,900 were based outside the United States. Approximately 99% of our employees are full-time employees. We also retain independent contractors, including to support our customer service, website content translation and system support functions.

As a result of the COVID-19 pandemic, we made the difficult decision to restructure our workforce to align our total cost structure with our expectations of reduced near- to medium-term market demand for travel and restaurant reservation services. Although we took various steps to maintain jobs and reduce the need for workforce reductions, including participating in various wage assistance programs, our total workforce decreased by approximately 23% year-over-year as of December 31, 2020 primarily due to a combination of our restructuring actions and attrition. Throughout the restructuring process, we have prioritized treating our colleagues with fairness and respect by, among other things, offering severance packages, an Employee Assistance Program with access to counseling services and job placement support.

Diversity, Inclusion and Belonging

We believe that a diverse workforce operating in an inclusive environment is critical to leveraging our human capital to achieve our long-term strategic goals, particularly in the technology industry where many populations remain underrepresented. We strive for our leadership and workforce to reflect the broad spectrum of customers and partners we work with throughout the world because we believe this is the best way for us to connect with the broad viewpoints, backgrounds and experiences of our customers and partners. In addition, we maintain a workplace that embraces the different cultures and practices of our diverse employees and is consistent with our Code of Conduct. We believe we abide by the laws and regulations that govern our employment practices and we prohibit unlawful discrimination of any type.

As of December 31, 2020, approximately 50% of our employees were women, approximately 22% of our technology positions were filled by women and approximately 30% of our extended leadership team (which includes the Company's senior leadership and extends 1 to 4 levels below the chief executive officer of each brand company (depending on the number of employees within each brand)) were women. We are committed to pay equity, regardless of gender, race or ethnicity. With the help of our independent compensation consultant, Mercer, we conduct pay equity studies every other year, and in the off years, we work on remediation plans to address outliers.

We support equality and inclusiveness across our workforce through various initiatives at all the brand companies. For example, Booking.com has several employee resource groups including: B.Able to support employees with differing physical and mental abilities; B.Bold to support the Black and persons-of-color (POC) community; and B.Equal to support gender equality. Agoda supports employee resource groups aimed at fostering greater workplace inclusion with initiatives such as the Agoda Colors and Women at Agoda. At Priceline, the Women Impacting Priceline resource group is empowering women to champion their professional development and improve gender intelligence. We are proud of the progress we have made in this space and recognize we can always improve. Part of advancing these initiatives involves facilitating a pipeline of candidates for open positions that are representative of the spectrum of communities we serve. KAYAK and OpenTable are diversifying their job board postings and partnering with underrepresented groups such as historically Black colleges and universities in the United States. Priceline is also partnering with organizations to access more diverse candidates and has rewritten job descriptions to be more appealing to a broader audience of candidates. Additionally, we are entering our fifth year of operating our Women in Leadership program, which is a Company-wide initiative designed to support the advancement and development of high-performing women within the Company with the goal of building and enabling gender diversity in our executive pipeline.

Attraction, Development and Retention

We work diligently to attract the best and most innovative talent from a diverse range of sources to grow our business and achieve our long term strategic goals. We believe that we offer a rich culture where employees feel included and empowered to do their best work with opportunities to grow as well as competitive compensation and benefits. For example, while the specifics can vary by brand, in the United States our employee benefit plans generally include: coverage for infertility treatments, gender reassignment surgery, gender-neutral domestic partner benefits and paid parental leave.

Despite the challenges of shifting the vast majority of our workforce to work-from-home due to the COVID-19 pandemic, we continue to prioritize and invest in creating opportunities for employees to grow and build their careers through training and development programs. These include offering tailored learning opportunities to enable employees to upskill while at work and driving deliberate career conversations between employees and their managers, as well as executive talent and succession planning.

We measure organizational culture and engagement to build on the competencies that are important for our future success. The disruptions stemming from the COVID-19 pandemic have presented particularly unique challenges to keeping employees engaged and supported at work. We shifted our approach to employee engagement in response to changing employee needs in a mostly-virtual workplace, by, for example, providing regular video-based CEO updates and virtual mental wellness workshops. We regularly touch base with our employees through formal engagement surveys, work-from-home surveys and quick pulse surveys to request feedback on the employee experience. The results of these efforts are shared with senior management at each of our brands who analyze areas of progress or prioritize areas for improvement in order to encourage and sustain employee engagement. We are particularly proud that notwithstanding the difficulties faced by our employees due to the effects of COVID-19 on how we live and work, as well as the difficult restructuring actions taken by the Company, the results of our employee engagement surveys demonstrate a committed and engaged workforce.

Response to COVID-19 Pandemic

Throughout the crisis of the COVID-19 pandemic, we have prioritized the health and safety of our employees. We recognize that our employees have been faced with unprecedented challenges both professionally and personally, and as a result, we have increased the frequency of scheduled communication between management and the workforce, offered additional unscheduled holidays, shifted the vast majority of our workforce to work-from-home, offered additional meditation and wellness benefits to support employee mental well-being, encouraged alterations to meeting schedules during the work week to combat “virtual meeting fatigue” and designated specific days or periods in the year as “quiet periods” in recognition of the need for employees to rest and recharge.

Regulatory

Although we have works councils or employee representatives in certain countries, our U.S. employees are not represented by a labor union and are not covered by a collective bargaining agreement. Throughout the restructuring process, we worked in close collaboration with works councils, employee representatives and other organizations in the relevant jurisdictions. We have never had a work stoppage and we consider our relations with our employees to be good.

For more information, see Part I, Item 1A, Risk Factors - "We rely on the performance of highly skilled employees; and, if we are unable to retain or motivate key employees or hire, retain and motivate well-qualified employees, our business would be harmed."

Company Websites

We maintain websites with the addresses www.bookingholdings.com, www.booking.com, www.priceline.com, www.agoda.com, www.rentalcars.com, www.kayak.com and www.opentable.com, among others.  We are not including the information contained on our websites as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.  We make available free of charge through the www.bookingholdings.com website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. These reports and other information are also available, free of charge, at www.sec.gov.  In addition, the Company's Code of Conduct is available through the www.bookingholdings.com website and any amendments to or waivers of the Code of Conduct will be disclosed on that website.

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
The risk factors section below contains a description of the significant risks facing our Company and should be carefully considered in full. The following is only a summary of the principal risks that make an investment in our securities speculative or risky.
Risk Factors Summary
•The adverse impact of the COVID-19 pandemic on our business, financial performance and travel demand, generally, including the impact on our liquidity, credit ratings and ongoing access to capital, the restructuring of our business and our utilization of government stimulus packages;
•Adverse changes in general market conditions for travel services, including the effects of macroeconomic conditions, terrorist attacks, natural disasters, health concerns, civil or political unrest or other events outside our control;
•The effects of competition;
•Risks associated with the restructuring of our business;
•Any write-downs or impairments of goodwill or intangible assets related to acquisitions or investments, any increases in provisions for expected credit losses on receivables from and cash advances made to our travel service provider and restaurant partners and any increases in cash outlays to refund consumers for prepaid reservations;
•Adverse changes in relationships with travel service providers and restaurants and other third parties on which we are dependent;
•Our ability to attract and retain qualified personnel;
•Our ability to successfully manage growth and expand our global business;
•Our ability to respond to and keep up with the rapid pace of technological and market changes;
•Our performance marketing efficiency and the general effectiveness of our marketing efforts;
•Any change by our search and meta-search partners in how they present travel search results or conduct their auctions for search placement in a manner that is competitively disadvantageous to us;
•IT systems-related failures or security breaches and data privacy risks and obligations;
•Tax, legal and regulatory risks;
•Risks associated with the facilitation of payments from consumers, including fraud and compliance with evolving rules and regulations and reliance on third parties;
•Fluctuations in foreign currency exchange rates and other risks associated with doing business in multiple currencies and jurisdictions;
•Success of investments and acquisitions, including integration of acquired businesses; and
•Financial risks including increased debt levels and stock price volatility.

Industry and Business Risks

The COVID-19 pandemic has materially adversely affected, and may further adversely impact, our business and financial performance.

In response to the outbreak of the novel strain of the coronavirus, COVID-19 (the "COVID-19 pandemic"), many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, curfews, quarantine advisories, including quarantine restrictions after travel in certain locations, shelter-in-place orders, required closures of non-essential businesses and additional restrictions on businesses as part of re-opening plans. These government mandates have forced many of the partners on whom our business relies, including hotels and other accommodation providers, airlines and restaurants, to seek government support in order to continue operating, to curtail drastically their service offerings, to file for bankruptcy protection or to cease operations entirely. Further, these measures have materially adversely affected, and may further adversely affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and our workforce, operations and customers.

The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in travel and restaurant activities and consumer demand for related services. Our financial results and prospects are almost entirely dependent on the sale of such travel and restaurant-related services. Our results for the year ended December 31, 2020 were significantly and negatively impacted, with a material decline in gross bookings, room nights booked, total revenues, net income and cash flow from operations, as compared to 2019. Due to the uncertain and rapidly evolving nature of current conditions around the world, we are unable to predict accurately the impact that the COVID-19 pandemic will have on our business going forward. Newly-booked room night reservations, excluding the impact of cancellations, declined rapidly as the COVID-19 pandemic spread in the first quarter and the beginning of the second quarter of 2020, but then steadily improved through the end of the second quarter and into the summer travel period in the third quarter of 2020. In September 2020, variants of COVID-19 that spread more easily and quickly than other variants were discovered and have since spread to other countries. In the fourth quarter of 2020, multiple COVID-19 vaccines were approved for widespread distribution throughout various parts of the world, including the United States and in Europe. While this news is encouraging, it is still unknown when these vaccines will be available to broader populations and whether they will be as effective against variants of COVID-19, including the variants mentioned above. In the fourth quarter of 2020, we saw room nights decline further, as well as an increase in cancellation rates, in each case as compared to the third quarter of 2020. In January 2021, room nights declined slightly more than the decline in the fourth quarter of 2020, however, we have seen some improvement in these booking trends in recent weeks. If these recent trends were to continue, we currently expect that room nights and gross bookings in the first quarter of 2021 will decline relative to the first quarter of 2019 by a few percentage points less than those metrics declined in the fourth quarter of 2020 relative to the fourth quarter of 2019. We currently expect revenue in the first quarter of 2021 to decline by a similar amount as our expected decline in gross bookings in the first quarter of 2021, both relative to the first quarter of 2019. The comparison of the first quarter of 2021 to the first quarter of 2019 avoids the distortion created from comparing to the initial spread of the COVID-19 pandemic late in the first quarter of 2020. In addition, we currently expect that we will experience a greater operating loss in the first quarter of 2021 as compared to the fourth quarter of 2020. With the continued spread of COVID-19 and other variants throughout the world, we expect the COVID-19 pandemic and its effects to continue to have a significant adverse impact on our business, financial condition, results of operations and cash flows for the duration of the pandemic, during any resurgences of the pandemic and during the subsequent economic recovery, which could be an extended period of time. We believe that as effective vaccines become widely distributed, people will feel it is safe to travel again and government restrictions will be relaxed, although the timing remains uncertain.

The extent of the effects of the COVID-19 pandemic on our business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments. These include, but are not limited to, the severity, extent and duration of the global pandemic, including as a result of any new variants of COVID-19 and any resurgences of the pandemic, and its impact on the travel and restaurant industries and consumer spending more broadly; actions taken by national, state and local governments to contain the disease or treat its impact, including travel restrictions and bans, required closures of non-essential businesses, constraints on businesses during reopening transitions and aid and economic stimulus efforts; the effect of our restructuring activities and attrition, as well as the changes in hiring levels and remote working arrangements that we have implemented on our operations, including the health and productivity of management and our employees, and our ability to maintain our financial reporting processes and related controls; the impact on our contracts and relationships with our partners, including the impact of invoking force majeure provisions; our ability to withstand increased cyberattacks that we and many businesses are experiencing; the speed and extent of the recovery across the broader travel ecosystem, including the speed at which customers feel comfortable traveling again once restrictions on travel have been lifted, which we believe will be impacted by how quickly there can be effective and widespread vaccinations, treatments or cures; and the duration, timing and severity of the impact on customer spending, including the length and the severity of the economic recession resulting from the pandemic. The pandemic may continue to expand throughout the world and/or worsen in areas that had seen progress in reducing or containing the disease, which could continue to affect our business. Also, existing restrictions in affected regions could be extended after the virus has been contained in order to avoid relapses and there may be restrictions on certain travel activity related to whether travelers have been vaccinated.

Our business is dependent on the availability of a large number of accommodations (particularly independently-owned accommodations) and restaurants, and on the ability of consumers to travel to such accommodations and restaurants on airlines, railways and rental cars. The ability of consumers to travel internationally has been significantly impacted by the various travel restrictions between countries, including for example, the restrictions on travel between the European Union and the United States. We do not expect economic and operating conditions for our business to improve until consumers are once again willing and able to travel, and our travel service provider and restaurant partners are once again willing and able to serve those consumers. This may not occur until well after the broader global economy begins to improve. Additionally, our business is also dependent on consumer sentiment and discretionary spending patterns. Increased unemployment resulting from the COVID-19 pandemic is likely to have a negative impact on consumer discretionary spending, including for the travel and restaurant industries. Even if economic and operating conditions for our business improve, we cannot predict the long-term effects of the pandemic on our business or the travel and restaurant industries as a whole. If the travel and restaurant industries are fundamentally changed by the COVID-19 pandemic in ways that are detrimental to our operating model, our business may continue to be adversely affected even as the broader global economy recovers.

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

As a result of the deterioration of our business due to the COVID-19 pandemic, we evaluated goodwill, long-term investments and long-lived assets for possible impairment as of March 31, 2020. As a result of this evaluation, we determined that our goodwill relating to OpenTable and KAYAK experienced a decline in value due to the COVID-19 pandemic, and therefore we recognized a goodwill impairment charge of $489 million (which is non-deductible for income tax purposes) as of March 31, 2020. In addition, we recorded an impairment charge of $100 million at March 31, 2020 related to our investment in Didi Chuxing due to the impact of the COVID-19 pandemic on the business of the investee and our estimate of the resulting decline in the value of the investment. As of September 30, 2020, we performed our annual goodwill impairment testing. As a result of this testing, we recognized an additional goodwill impairment charge of $573 million (which is non-deductible for income tax purposes) for the three months ended September 30, 2020 relating to OpenTable and KAYAK. The determination of the fair value reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding OpenTable and KAYAK’s expected growth rates and operating margins, expected length and severity of the impact from the COVID-19 pandemic and the shape and timing of the subsequent recovery, the performance of the businesses during and following the COVID-19 pandemic, as well as other key assumptions with respect to matters outside of our control, such as discount rates and market comparables. The evaluations required significant judgments and estimates and actual results could be materially different than those judgments and estimates utilized in the fair value estimates. Future events and changing market conditions may lead us to re-evaluate the assumptions reflected in the current forecast disclosed above, particularly the assumptions related to the length and severity of the COVID-19 pandemic, the shape and timing of the subsequent recovery and the performance of the businesses during and following the COVID-19 pandemic, which may result in a need to recognize an additional goodwill impairment charge, which could have a material adverse effect on our results of operations. See Notes 5, 6 and 11 to the Consolidated Financial Statements for additional information related to the impairment charges.

In addition, given the severe downturn in the global travel industry and the financial difficulties faced by many of our travel service provider and restaurant partners as a result of the COVID-19 pandemic, we have increased our provision for expected credit losses on receivables from and cash advances made to our travel service provider and restaurant partners. For the year ended December 31, 2020, there was a $161 million increase in expected credit loss expense compared to the same period in the prior year. Moreover, due to the high level of cancellations of existing reservations, we have incurred, and may continue to incur, higher than normal cash outlays to refund consumers for prepaid reservations. In some instances, we do not estimate a recovery of prepayment already made to a travel service provider where we have agreed to provide free cancellations to customers for non-refundable reservations, and this has resulted in an aggregate reduction in revenue of $44 million for the year ended December 31, 2020. Any additional significant increase in our provision for expected credit losses on receivables from and cash advances made to travel service provider and restaurant partners, and any additional significant increase in cash outlays to refund consumers, would have a corresponding negative effect on our results of operations and related cash flows.

We face risks associated with the restructuring of our business.

Due to the impact of the COVID-19 pandemic on our business volumes, we took actions to reduce the size of our workforce, and there could be further reductions in the size of our workforce and/or consolidations to optimize efficiency and reduce costs. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends for more information on the workforce reductions. We have incurred and expect to incur charges related to the reductions in our workforce, changes in our facilities requirements, contract terminations and other non-cash charges, and there could be unanticipated costs in the future. Implementation of these restructuring actions presents several significant risks, including the potential negative impact on employee morale and productivity, the loss of talented employees that we would not otherwise want to lose, difficulty retaining valuable key employees that have not been terminated, adverse impact on our culture, diversion of attention away from operating our business, public scrutiny, personnel capacity constraints, adverse effects on our internal control environment, actual or perceived disruption of service to our customers and hampering of our ability to grow, develop innovative products and compete, any of which could adversely impact our business and reputation. If we do not successfully manage the restructurings, the anticipated efficiencies and cost savings may be delayed or not realized. Risks associated with managing any restructurings effectively include unforeseen delays in the implementation of workforce reductions, delays in completing required consultations with works councils or other relevant organizations or in obtaining any required approvals, regulatory impediments or litigation. Any of these risks associated with the implementation or management of the restructurings could adversely impact our business, results of operations and/or reputation.

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

Political uncertainty, conditions or events can also negatively affect consumer spending and adversely affect travel demand. In the past, and prior to the significantly changed circumstances brought on by the onset of the COVID-19 pandemic, we experienced volatility in transaction growth rates, increased cancellation rates and weaker trends in accommodation average daily rates ("ADRs") across many regions of the world, particularly in those countries that appear to be most affected by economic and political uncertainties, which we believed were due at least in part to these macro-economic conditions and concerns. Further economic or political disruptions beyond those resulting from the COVID-19 pandemic could cause, contribute to or be indicative of deteriorating macro-economic conditions, which in turn could negatively affect travel or the travel industry in general and therefore have an adverse impact on our results of operations. While lower occupancy rates have historically resulted in accommodation providers increasing their distribution of accommodation reservations through third-party intermediaries such as us, our remuneration for accommodation reservation transactions changes proportionately with price, and therefore, lower ADRs generally have a negative effect on our accommodation reservation business and on our revenues and results of operations. As a result of the COVID-19 pandemic and its material adverse impact on travel, we have generally seen a significant decrease in occupancy rates and ADRs.

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

As a result of the United Kingdom leaving the European Union ("Brexit"), we anticipate that we will face new regulatory costs and challenges as U.K. regulations and policies diverge from those of the European Union or if additional business licenses are required. Since some of the details of the United Kingdom's exit from the European Union continue to unfold, we are unable to predict all of the effects Brexit will have on our business and results of operations.

The uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.

In addition to the impact of the COVID-19 pandemic described earlier in these Risk Factors, other events beyond our control, such as oil prices, stock market volatility, terrorist attacks, changing, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, fires, droughts and volcanic eruptions (whether due to climate change or otherwise), travel-related health concerns including pandemics and epidemics such as coronaviruses, Ebola and Zika, political instability, changes in economic conditions, wars and regional hostilities, imposition of taxes, tariffs or surcharges by regulatory authorities, changes in trade policies or trade disputes, changes in immigration policies or other travel restrictions, travel-related accidents or increased focus on the environmental impact of travel, have previously and may in the future disrupt travel, limit the ability or willingness of travelers to visit certain locations or otherwise result in declines in travel demand and adversely affect our business and results of operations. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services and our relationships with travel service providers and other partners, any of which can adversely affect our business and results of operations.

Intense competition could reduce our market share and harm our financial performance.

We compete globally with both online and traditional travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, constantly evolving and subject to rapid change, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have significantly more customers or users, consumer data and financial and other resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market and has grown rapidly in this area, including by offering a flight meta-search product ("Google Flights"), a hotel meta-search product ("Google Hotel Ads"), a vacation rental meta-search product, its "Book on Google" reservation functionality, Google Travel, a planning tool that aggregates its flight, hotel and packages products in one website, and by integrating its hotel meta-search products and restaurant information and reservation products into its Google Maps app. In addition, Amazon has experimented with online travel in the past and continues to experiment in this area, such as by partnering with travel companies to offer its customers travel products, including a partnership with Booking.com to provide travel deals to Amazon Prime users in certain countries. Moreover, as the economy and the travel industry recover from the impact of the COVID-19 pandemic, the structure of the travel industry or consumer preferences could change in ways that could disadvantage us and benefit certain of our existing competitors or new entrants. For example, as a result of the COVID-19 pandemic and the resulting international travel restrictions and social distancing practices, there has been a shift in favor of domestic travel and alternative accommodations. This shift could benefit competitors that are more well established in domestic markets and alternative accommodations than we are. As a result, our historical strengths may not provide the competitive advantages that they did prior to the pandemic. If we are unable to successfully adapt to any changes in how the travel industry operates or to changes in the ways in which consumers purchase travel services, our ability to compete, and therefore our business and results of operations, would be adversely affected.

We currently, or may in the future, compete with a variety of companies, including:

•online travel reservation services such as Expedia, Hotels.com, Hotwire, Orbitz, Travelocity, Wotif, Cheaptickets, ebookers and CarRentals.com, which are owned by Expedia Group, Traveloka (in which Expedia Group holds a minority interest) and Despegar/Decolar (in which Expedia Group holds a minority interest); Trip.com Group (in which we hold a small minority interest), Trip.com (which is owned by Trip.com Group), Tongcheng-eLong (in which Trip.com Group holds a significant minority interest), ezTravel (in which Trip.com Group holds a majority interest) and MakeMyTrip (in which Trip.com Group holds a significant minority interest); Hotel Reservation Service (HRS) and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, CarTrawler, Meituan (in which we hold a small minority interest), Rakuten, Jalan (which is owned by Recruit), Fliggy (which is owned by Alibaba), HotelTonight (which is owned by Airbnb), CheapOair and eDreams ODIGEO;

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

Google, the world's largest search engine and one of the world's largest companies and other large, established companies with substantial resources and expertise in developing online commerce and facilitating internet traffic offer travel or travel-related search, meta-search and/or reservation booking services and may create additional inroads into online travel. Google's travel meta-search services, Google Hotel Ads and Google Flights, have grown rapidly and have achieved significant market share in a relatively short time. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service providers (e.g., accommodations, rental car companies or airlines), online travel companies ("OTCs") and other online platforms and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTCs or other online platforms, which could lead to travel service providers or others gaining a larger share of search traffic. Google leverages its general search business to promote its meta-search offerings by showing meta-search results at the top of its organic search results. Further, TripAdvisor and trivago, two other leading meta-search companies, support their meta-search services with significant marketing efforts. Through our KAYAK meta-search service, we compete directly with these and other meta-search services. If we are unable to effectively compete with these companies, our business and results of operations could be harmed.

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

Over the years, there has been a proliferation of new channels through which accommodation providers can offer reservations as the market for travel services has evolved. For example, companies such as Airbnb and Expedia Group offer services providing alternative accommodation property owners, particularly individuals, an online place to list their accommodations where travelers can search and book such properties and compete directly with our alternative accommodation services. In addition, Airbnb, which owns HotelTonight, offers some hotel reservations through its online platforms. Companies specializing in one type of travel service or product could expand their offerings to compete with us more broadly. Further, meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its platform. New travel-related services are frequently being introduced to the market. For example, in 2019, Google launched Google Travel, which combines its hotel, flight and packages offerings into one website with trip-planning tools. Some of our competitors and potential competitors offer a variety of online services, such as food delivery, shopping, gaming or search services, many of which are used by consumers more frequently than online travel services. As a result, a competitor or potential competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost-effectively acquire customers for its online travel services than we can. For example, some competitors or potential competitors with more frequent online interactions with consumers are seeking to create "super-apps" where consumers can use many online services without leaving that company's app, in particular in markets such as Asia where online activity (including e-commerce) is conducted primarily through apps on mobile devices. If any of these platforms are successful in offering new travel-related services or services similar to ours to consumers who would otherwise use our platforms or if we are unable to offer our services to consumers within these super-apps, our customer acquisition efforts could be less effective and our customer acquisition costs, including our marketing expenses, could increase, either of which would harm our business and results of operations.

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

We intend to continue to improve the accommodation choices available for reservation on our platforms, however the growth rate of the number of accommodations on our platforms may vary in part as a result of removing accommodations from our platforms from time to time. We have seen a year-over-year increase in the number of accommodations removed from our platform during and resulting from the impacts of the COVID-19 pandemic, and we expect to see further accommodation removals in the future primarily due to properties not providing availability on our platforms, non-payment of invoices or property closures. Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because alternative accommodations are often either a single unit or a small collection of independent units, these properties generally represent more limited booking opportunities than hotels, motels and resorts, which generally have more units to rent per property. Further, alternative accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors or may not be available at peak times due to use by the property owners. Lower profit margins are associated with alternative accommodation properties due to certain additional costs related to offering these accommodations on our platforms. As we increase our alternative accommodation business, these different characteristics negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our platforms, we expect that our room-night growth rate and property growth rate will continue to diverge over time (since each such alternative accommodation property has fewer booking opportunities). As a result of the foregoing, as the percentage of alternative accommodation properties increases, the number of reservations per property will likely continue to decrease.

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

The number of our employees worldwide has grown from approximately 15,500 at December 31, 2015 to approximately 20,300 at December 31, 2020, which growth is mostly comprised of hires by our international operations. Changes in our workforce may make it more difficult to hire, train, retain, motivate and manage the required employees. Historically, our brands operated on a largely independent basis and many of them focused on particular services or geographies. As we look to develop the Connected Trip and pursue our other strategic objectives, we are increasing the collaboration, cooperation and interdependency among our brands. As we manage this shift, in addition to managing any changes in our workforce, whether due to organic growth, growth through acquisitions, workforce reductions or restructurings, we may find it difficult to maintain the beneficial aspects of our corporate culture at the brand companies and throughout the organization as a whole. In addition, as travel recovers from the COVID-19 pandemic, any future expansion or shift increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and administrative, legal, tax, internal control and financial reporting functions. Our current and planned employees, systems, procedures and controls may not be adequate to support and effectively manage growth and increased complexity, especially as we employ employees in multiple geographic locations around the world and increase the number and variety of our products and payment systems. The implementation of new information technology, payment, enterprise resource planning (ERP) or other systems could be disruptive and/or costly or we may experience difficulty successfully integrating new systems into existing systems or migrating to new systems from existing systems, any of which could adversely affect our business and results of operations.

We rely on marketing channels to generate a significant amount of traffic to our platforms and grow our business.

We believe that maintaining and strengthening our brands are important aspects of our efforts to attract and retain customers. We have invested considerable resources in the establishment and maintenance of our brands, and we intend to continue to invest resources in marketing and other brand building efforts to preserve and enhance consumer awareness of our brands when and to the extent we deem appropriate, in particular as the COVID-19 pandemic subsides and consumers begin to travel again. Effective marketing has been an important factor in our growth, and we believe it will continue to be important to our future success. Our marketing spend is influenced by the marketing spend of our competitors as we seek to maintain and increase our brand recognition among consumers and to maintain and grow traffic to our platforms through performance marketing channels. We may not be able to successfully maintain or enhance consumer awareness and acceptance of our brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. For instance, increased marketing by OTCs, meta-search services and travel service providers, which we saw prior to the COVID-19 pandemic and would expect to see again as the COVID-19 pandemic subsides, make our marketing efforts more expensive and less effective. If we are unable to maintain or enhance consumer awareness and acceptance of our brands in a cost-effective manner, our business, market share and results of operations would be materially adversely affected.

Our marketing efficiency, expressed as marketing expense as a percentage of revenues, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign currency exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs-per-click and reduce our marketing efficiency. We use third-party websites, including online search engines (primarily Google), meta-search and travel research services and affiliate marketing as the primary means of generating traffic to our websites. Growth of some of these channels had slowed prior to the COVID-19 pandemic. Historically our marketing expenses have increased significantly, however, we have experienced more moderate growth rates in recent years, and since the COVID-19 pandemic, our marketing expenses have declined significantly year-over-year. Our marketing efficiency has declined in recent years, a trend we expect to continue in the long term, though the rate of decrease may fluctuate and there may be periods of stable or increasing returns on investment ("ROIs") from time to time, and we cannot predict how our marketing efficiency will trend during the recovery from the COVID-19 pandemic. Further, at times we may pursue a strategy of increasing marketing ROIs, which could negatively affect our gross bookings and revenue growth rates. When evaluating our performance marketing spend generally, we consider several factors for each channel, such as the customer experience on the advertising platform, the incrementality of the traffic we receive and the anticipated repeat rate from a particular platform, as well as other factors. Currently, we have reduced our marketing spend significantly year-over-year and are generally limiting our performance marketing efforts to address particular booking characteristics that are identified as having a high likelihood of conversion and a low likelihood of cancellation under the current circumstances of the COVID-19 pandemic. Pursuing a strategy of improving marketing ROIs along with factors such as competitors' actions in the bidding environment, the amount of marketing invested by these channels to generate demand and overall marketing platform traffic growth trends, which have shown volatility and long-term deceleration of growth rates, may also impact growth rates for marketing channels. Under market conditions excluding the impact of the COVID-19 pandemic, any reduction in our marketing efficiency could have an adverse effect on our business and results of operations, whether through reduced revenues or revenue growth, or through marketing expenses increasing faster than revenues and thereby reducing margins and earnings growth.

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

We use Google to generate a significant portion of the traffic to our platforms, and, to a lesser extent, we use other search and meta-search services to generate traffic to our platforms, principally through pay-per-click marketing campaigns. The pricing and operating dynamics on these search and meta-search platforms can experience rapid change commercially, technically and competitively. For example, Google frequently updates and changes the logic which determines the placement and display of results of a consumer's search, such that the placement of links to our platforms can be negatively affected and our costs to improve or maintain our placement in search results can increase. The European Commission has fined Google significant amounts for anti-competitive behavior relating to its comparison-shopping service and online search advertising services. Changes by Google in how it presents travel search results, including its promotion of its travel meta-search services, or the manner in which it conducts the auction for placement among search results, whether as a result of a court order, investigation or other reason, may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our platforms, which in turn would have an adverse effect on our business, market share and results of operations. In January 2020, Google announced modifications to its flights display model, including that it would not be charging airlines and OTCs for sending referrals from Google Flights. As a result, certain airline and OTC partners have limited or eliminated their use of other meta-search services and have demanded cost savings from their other meta-search services. Further, Google may receive access to certain discounted fares not provided to meta-search services that charge for referrals. These modifications could adversely affect our meta-search business, profit margins and results of operations. Similarly, changes by our other search and meta-search partners in how they present travel search results or the manner in which they conduct the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our platforms. In addition, a decline or slowing growth in travel search traffic negatively impacts our ability to efficiently generate traffic to our platforms through performance marketing on general search platforms, which could have an adverse effect on our business and results of operations.

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

Widespread adoption of mobile devices, such as the iPhone and Android-enabled smartphones, coupled with the web browsing functionality and development of thousands of apps available on these devices, continues to drive substantial online traffic and commerce to mobile platforms. We have experienced a significant shift of business, both direct and indirect, to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. Some competitors offer last-minute discounts for mobile accommodation reservations. The revenues earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay, have lower ADRs and are not made as far in advance. Further, given the device sizes and technical limitations of smartphones, mobile consumers may not be willing to download multiple apps from multiple companies providing a similar service and instead prefer to use one or a limited number of apps for their mobile travel and restaurant research and reservation activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty continue to be increasingly important. Our mobile offerings have received generally strong reviews and are driving a material and increasing share of our business. We believe that mobile bookings present an opportunity for growth and are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer. As a result, it is increasingly important for us to develop and maintain effective mobile platforms to provide consumers with an appealing, easy-to-use mobile experience. If we are unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if our mobile offerings are not used by consumers, we could lose market share and our business, future growth and results of operations could be adversely affected.

Google's Android operating system is the leading smartphone operating system in the world. As a result, Google has the ability to leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. Further, Google is the leading internet search service and has leveraged its search popularity to promote its travel services. The European Commission has fined Google significant amounts and the U.S. Justice Department (the "U.S. DOJ") has sued Google for breaching antitrust rules by imposing restrictions on Android device manufacturers and mobile network operators, including by mandating the pre-installation of Google apps and limiting access to its Google Play app store. The European Commission's decision requires Google to end those practices or face penalty payments of up to 5% of the average daily worldwide turnover of Alphabet, Google's parent company. Google has appealed the European Commission's decision and refutes the U.S. DOJ's claims, and it is not yet clear how or whether these actions will affect Google's business, including its travel services.

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

In addition, competition for well-qualified employees in all aspects of our business, including software engineers, mobile communication talent and other technology professionals, is intense. Our international success in particular has led to increased efforts by our competitors and others to hire our international employees. These difficulties may be amplified by evolving restrictions on immigration, travel or availability of visas or work permits for skilled technology workers. Further, as a result of the COVID-19 pandemic, the potential for a long recovery period for the travel industry and our workforce reductions and restructurings, employees may not view employment with us as positively as they did prior to the pandemic, all of which makes attraction and retention of well-qualified employees more difficult. The competition for talent in our industry has in the past and may in the future increase our personnel expenses, which may adversely affect our results of operations. Our continued ability to compete effectively and to innovate and develop products, services, technologies and enhancements depends on our ability to attract, retain and motivate well-qualified employees. If we do not succeed in attracting well-qualified employees or retaining, training, managing and motivating existing employees, our business, competitive position, reputation and results of operations would be adversely affected.

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
We may decide to make minority investments, including through joint ventures, in which we have limited or no management or operational control. The controlling person in such a case may have business interests, strategies or goals that are inconsistent with ours, and decisions of the company or venture in which we invested may result in harm to our reputation or business or adversely affect the value of our investment. A substantial portion of our goodwill and intangible assets were acquired in acquisitions. If we determine that any of our goodwill and intangible assets, or any goodwill or intangible assets acquired in future transactions, experiences a decline in value, we may be required to record, as we did in the first and third quarters of 2020, an impairment (see Note 11 to our Consolidated Financial Statements), which could materially adversely affect our results of operations. Further, we may issue shares of our common stock in these transactions, which could result in dilution to our stockholders.

We may not be able to successfully integrate acquired businesses or combine internal businesses.

The integration of acquired businesses requires significant time and resources, and we may not manage these processes successfully. Further, as our businesses developed, our strategy evolved and market conditions changed, we have integrated businesses that had been managed independently, integrated certain functions across businesses and restructured or ceased operating certain assets or businesses, and we may do so in the future, including through divestitures. These integrations may be of varying degree, depending on many factors such as business compatibility, strategic goals or geographic location, among others. Integrations are complex, often involve additional or unexpected costs and create a variety of issues and risks, including:

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

Information Security, Cybersecurity and Data Privacy Risks

Our processing, storage, use and disclosure of personal data exposes us to risks of internal or external security breaches and could give rise to liabilities and/or damage to our reputation.

We are an innovative technology company dependent on sophisticated software applications and computing infrastructure. The security of data when engaging in e-commerce is essential to maintaining consumer and travel service provider confidence in our services. Cyberattacks by individuals, groups of hackers and state-sponsored organizations are increasing in frequency and sophistication and are constantly evolving. Cyberattacks on organizations have increased during the crisis of the COVID-19 pandemic. Any security breach whether instigated internally or externally on our systems or third-

party systems could significantly harm our reputation and therefore our business, brand, market share and results of operations. Consumers who use certain of our services provide us with their credit card information. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data and prevent unauthorized access to our data or accounts. Computer circumvention capabilities, new discoveries or advances or other developments, including our own acts or omissions, could result in a compromise or breach of consumer data. For example, third parties may attempt to fraudulently induce employees, travel service provider partners or consumers to disclose user names, passwords or other sensitive information ("phishing"), which may in turn be used to access our information technology systems or to defraud our partners or consumers. Third parties may also attempt to take over consumer accounts by using passwords, usernames and other personal information obtained elsewhere to attempt to unlawfully access consumer accounts on our platforms. We have experienced targeted and organized phishing and account takeover attacks, which have increased during the COVID-19 pandemic, and we expect to continue to experience these events in the future. These risks are likely to increase as we expand our offerings, integrate our products and services, and store and process more data, including personal information. Our efforts to protect information from unauthorized access may be unsuccessful or may result in the rejection of legitimate attempts to book reservations through our services, any of which could result in lost business and could materially and adversely affect our business, reputation and results of operations.

Our existing technical, administrative and physical security measures may not be successful in preventing security breaches. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal consumer information or transaction data or other proprietary information. As a result of increased numbers of employee exits due to the restructuring actions or otherwise, we face heightened risks related to the loss or unauthorized use of or access to our systems, intellectual property or other protected data. In the last few years, several major companies experienced high-profile security breaches that exposed their systems and information and/or their consumers' or employees' personal information, and it is expected that these types of events will continue to occur. We have a heightened risk of security breaches due to some of our operations being located in certain international jurisdictions. We expend significant resources to protect against security breaches, and regularly increase our security-related expenditures to maintain or increase our systems' security. We have experienced and responded to cyberattacks, which we believe have not had a significant impact on the integrity of our systems or the security of data, including personal information maintained by us. These issues are likely to become more difficult to manage as we expand the number of places where we operate and the number and variety of services we offer, and as the tools and techniques used in such attacks increasingly become more sophisticated. Security breaches could result in severe damage to our information technology infrastructure, including damage that could impair our ability to offer our services or the ability of consumers to make reservations or conduct searches through our services, as well as loss of consumer, financial or other data that could materially and adversely affect our ability to conduct our business, satisfy our commercial obligations or meet our public reporting requirements in a timely fashion or at all. Security breaches could also result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, subject us to regulatory penalties and sanctions, or cause consumers to lose confidence in our security and choose to use the services of our competitors, any of which would have a negative effect on our brands, market share, results of operations and financial condition. Our insurance policies have coverage limits and may not be adequate to reimburse us for all losses caused by security breaches.

We also face risks associated with security breaches affecting third parties conducting business over the internet. Consumers generally are concerned with security and privacy on the internet, and any publicized security problems could negatively affect consumers' willingness to provide private information or effect online commercial transactions generally, including through our services. Some of our business is conducted with third-party marketing affiliates, which may generate travel reservations through our infrastructure or through other systems. Additionally, our consumers' personal data could be affected by security breaches at third parties upon which we rely, such as travel service providers, connectivity partners, payroll providers, health plan providers, payment processors or GDSs. A security breach at any such third-party marketing affiliate, travel service provider, payment processor, GDS or other third party on which we rely, such as the security breach experienced by MGM Resorts International in 2020, could be perceived by consumers as a security breach of our systems and in any event could result in negative publicity, subject us to notification requirements, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements or with parameters within which we permit them to process data, which could expose us to liability.

In the operation of our business, we receive and store a large volume of personally identifiable data and payment information. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world. The European Union's General Data Protection Regulation (the "GDPR") imposes significant compliance obligations and costs for us. Under the GDPR, violations could result in fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater. Several data protection authorities have imposed significant fines on companies of various sizes across industry sectors for violations of the GDPR. The California Consumer Privacy Act (the "CCPA") became operative in

January 2020, and the recently enacted California Privacy Rights Act, which is set to become operative in January 2023, impose new privacy requirements and rights for consumers in California and has resulted and will continue to result in additional complexity and costs related to compliance. Many other jurisdictions continue to consider adopting or may adopt similar data protection regulations. These regulations are typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction as well as to give individuals greater rights and/or control over how their data is processed. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the recent invalidation of the EU-US Privacy Shield has altered one of the acceptable approaches upon which many companies have relied to ensure compliant data transfers between the European Union and the United States. Additionally, some of these regulations, such as the CCPA, give consumers a private right of action against companies for violations of these rules. While we have invested and continue to invest significant resources to comply with the GDPR, CCPA and other privacy regulations, many of these regulations are new, extremely complex and subject to interpretation. Non-compliance with these laws could result in negative publicity, damage to our reputation, significant penalties or other legal liability. If legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, our results of operations, financial condition or competitive position could be adversely affected.

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

Our existing security measures may not be successful in preventing attacks on our systems, and any such attack could cause significant interruptions in our operations. For instance, from time to time, we have experienced denial-of-service type attacks on our systems that have made portions of our websites slow or unavailable for periods of time. There are numerous other potential forms of attack, such as phishing, ransomware, account takeover attacks, SQL injection (where a third party attempts to insert malicious code into our software through data entry fields in our websites in order to gain control of the system) and attempting to use our websites as a platform to launch a denial-of-service attack on another party, each of which could cause significant interruptions in our operations and potentially adversely affect the value of our brands, operations and results of operations or involve us in legal or regulatory proceedings. We expend significant resources in an attempt to prepare for and mitigate the effects of any such attacks. Reductions in the availability and response time of our online services could cause loss of substantial business volumes during the occurrence of any such attack on our systems and measures we may take to divert suspect traffic in the event of such an attack could result in the diversion of bona fide customers. These issues are more difficult to manage during any expansion of the number of places where we operate and the variety of services we offer, and as the tools and techniques used in such attacks become more advanced. Successful attacks could result in negative publicity, damage our reputation and prevent consumers from booking travel services, researching travel services or making restaurant reservations through us during the attack, any of which could cause consumers to use the services of our competitors, which would have a negative effect on the value of our brands, our market share, business and results of operations.

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

Although we believe that our tax filing positions are reasonable and comply with applicable law, we regularly review our tax filing positions, especially in light of tax law or business practice changes, and we may change our positions or determine that previous positions should be amended, either of which could result in additional tax liabilities. The final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. To date, we have been audited in many taxing jurisdictions with no significant impact on our results of operations. If current or future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our results of operations, financial condition and cash flows. For example, Booking.com is the subject of tax proceedings in France and has been assessed approximately 465 million Euros, the majority of which represents penalties and interest. In January 2019, we were required to pay the assessments for the years 2006 through 2012 (356 million Euros) in order to preserve our right to contest the assessments for that period in court, though the payment is not an admission that we owe the taxes. Although we believe that Booking.com has been, and continues to be, in compliance with French tax law, and we are contesting the assessments, during the third quarter of 2020, we contacted the French Tax Authorities regarding the potential to achieve resolution of the matter through a settlement. See Note 16 to our Consolidated Financial Statements for more information regarding the French tax matter and certain tax contingencies.

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

In December 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted into law in the United States. The Tax Act introduced a tax on 50% of global intangible low-taxed income ("GILTI"), which is income determined to be in excess of a specified routine rate of return on qualifying business assets. The Tax Act further introduced a base erosion and anti-abuse tax ("BEAT") aimed at preventing the erosion of the U.S. tax base and a new tax deduction with respect to certain foreign-derived intangible income. If we are unable to operate our business so that BEAT does not impact us, our effective tax rate, results of operations and cash flows would be adversely affected. The interpretation and implementation of the Tax Act and regulations, rules or guidance that have been or may be adopted under, or result from, the Tax Act have had and could have a negative impact on our results of operations and cash flows. During the 2020 U.S. presidential campaign, then presidential candidate Joseph Biden proposed making significant corporate income tax changes including raising the U.S. corporate income tax rate to 28% and increasing the percentage of GILTI subject to tax in the United States to 75%. Increases in the U.S. corporate income tax rate or increasing the percentage of GILTI subject to tax in the United States could have a negative impact on our results of operations and cash flows.

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

Certain countries have taken steps to unilaterally introduce a digital services tax to address the issue of multinational businesses carrying on business in their jurisdiction without a physical presence and therefore generally not subject to income tax in those jurisdictions. These digital services taxes are calculated as a percentage of revenue rather than income or profits. As a result, with the exception of the U.K digital services tax, these taxes apply even in situations where the business may be operating at an overall loss. In most cases, since these digital services taxes are based on revenue and not income, they cannot be credited against taxes paid on income in another jurisdiction for the same revenue. The interpretation and implementation of the various digital services taxes (especially if there is inconsistency in the application of these taxes across tax jurisdictions) could have a materially adverse impact on our results of operations and cash flows. Further, digital services taxes may not apply to our competitors such as hotel chains and smaller OTCs, which harms our business and competitive position. Any changes to international tax laws, including new definitions of permanent establishment, new nexus and profit allocation rules, or changes affecting the benefits of preferential tax regimes such as the Dutch "Innovation Box Tax" (discussed below), could impact the tax treatment of our foreign earnings and adversely impact our effective tax rate. Further, changes to tax laws and additional reporting requirements could increase the complexity, burden and cost of compliance. Due to the large scale of our international business activities, any changes in U.S. or international taxation of our activities or the combined effect of tax laws in multiple jurisdictions may increase our worldwide effective tax rate, increase the complexity and costs associated with tax compliance (especially if changes are implemented or interpreted inconsistently across tax jurisdictions) and adversely affect our cash flows and results of operations.

We are also subject to other non-income-based taxes, such as value-added, payroll, sales, use, excise, net worth, property, hotel occupancy and goods and services taxes. We refer generally to taxes on travel transactions (e.g., value-added taxes, sales taxes, excise taxes, hotel occupancy taxes, etc.) as "travel transaction taxes." From time to time, we are under audit or investigation by tax authorities or involved in legal proceedings related to these non-income-based taxes or we may revise or amend our tax positions, which may result in additional non-income-based tax liabilities. A number of jurisdictions in the United States have initiated lawsuits against OTCs, including us, related to, among other things, the payment of certain travel transaction taxes (such as hotel occupancy taxes) that could include historical taxes that are claimed to be owed, interest, penalties, punitive damages and/or attorney's fees and costs. In addition, a number of jurisdictions have initiated audit proceedings, issued proposed tax assessments or started inquiries relating to the payment of travel transaction taxes. Additional jurisdictions may assert that we are subject to, among other things, travel transaction taxes and could seek to collect such taxes, either retroactively, prospectively or both. Jurisdictions could also seek to amend their tax statutes in order to collect travel transaction taxes from us on a prospective basis. Litigation is subject to uncertainty and there could be adverse developments in these pending or future cases and proceedings. Additionally, a number of jurisdictions have adopted or may adopt laws that require us to collect and remit sales tax on behalf of travel service providers, which in some instances may negatively impact our revenue. Adverse tax decisions or new laws could have a material adverse effect on our business, margins, cash flows and results of operations. An unfavorable outcome or settlement of pending litigation may encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries. In addition, an unfavorable outcome or settlement of these actions or proceedings could result in substantial liabilities for past and/or future bookings, including, among other things, interest, penalties, punitive damages and/or attorneys' fees and costs.

We may not be able to maintain our "Innovation Box Tax" benefit.

The Netherlands corporate income tax law provides that income generated from qualifying innovative activities is taxed at the rate of 7% prior to 2021 and 9% beginning in January 2021 ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings historically has qualified for Innovation Box Tax treatment. In 2020, the Innovation Box Tax benefit reduced our consolidated income tax expense by $79 million.

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

We, the travel industry and the technology industry generally are subject to competition/anti-trust and consumer protection laws and regulations around the world. These laws and regulations evolve and change, and their interpretation, application and enforcement can also change, be unpredictable or be affected by changing political or social pressures. As we expand our business into new areas, including our evolution towards the Connected Trip, we may become subject to additional laws and regulations. At times, online travel platforms, including us, have been the subject of investigations or inquiries by various national competition authorities ("NCAs") or other governmental authorities. For example, we have been and continue to be involved in investigations related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates, conditions or availability that are at least as favorable as those offered to other OTCs or through the accommodation provider's website. To resolve and close certain of the investigations, we have from time to time made commitments to the investigating authorities regarding future business practices or activities. For example, Booking.com has made commitments to several NCAs, including agreeing to narrow the scope of its parity arrangements, in order to resolve parity-related investigations. In August 2020, Booking.com voluntarily extended its parity commitments in the European Union for another three years. Additionally, these types of investigations can result and have resulted in the assessment of fines.

We have also been involved in investigations or inquiries involving consumer protection matters. For example, the United Kingdom's NCA (the Competition and Markets Authority, or CMA) launched a consumer protection law investigation into the clarity, accuracy and presentation of information on hotel booking sites. In connection with this investigation, in 2019, Booking.com, agoda and KAYAK, along with a number of other OTCs, voluntarily agreed to certain commitments with the CMA, which resolved the CMA's investigation without a finding by the CMA of an infringement or an admission of wrongdoing by the OTCs involved. Among other things, the commitments provided to the CMA include showing prices inclusive of all mandatory taxes and charges, providing information about the effect of money earned on search result rankings on or before the search results page and making certain adjustments to how discounts and statements concerning popularity or availability are shown to consumers. The CMA has stated that it expects all market participants to adhere to the same standards, regardless of whether they formally signed the commitments. As a result of additional inquiries from other NCAs in the European Union, Booking.com has made similar commitments with the Consumer Protection Cooperation Network that became applicable in the European Union in June 2020. There are consumer protection investigations or inquiries in other countries as well, including in Brazil, and other countries may decide to investigate these or similar issues generally or with respect to specific businesses, including ours, and we are unable to predict the outcome of any such other investigations or inquiries. To the extent that any such other investigations or inquiries result in additional commitments, fines, damages or other remedies, our business, financial condition and results of operations could be harmed.

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

Another area of regulatory inquiry involves contractual search term bidding restrictions where one contracting party agrees not to bid on certain key search terms related to the other party (e.g., such other party’s name). Although we are generally moving away from these types of agreements, in some of our contracts, we or the other party have agreed to bidding restrictions. If bidding restrictions are held to be illegal or otherwise unenforceable or if we remove them from all of our contracts, our performance marketing costs may increase if bidding on affected key words (especially those related to us) becomes more expensive, which could adversely affect our performance marketing efficiency, business and results of operations.

There is significant legislative and public focus on the technology industry, especially as technology companies become larger. In some instances, countries have passed legislation that goes further to restrict business activities than actions taken by NCAs or other regulatory authorities. For example, France, Italy, Belgium and Austria have passed legislation prohibiting parity contract clauses in their entirety. Additionally, the EU's Platform to Business Regulation regulates the relationship between online platforms such as Booking.com and European business users of online platforms. This new regulation requires online platforms to provide additional disclosure to European business partners, such as terms related to search result ranking and preferential pricing as well as provide for a mediation process to handle any disputes, among other changes. In December 2020, the European Commission proposed the Digital Markets Act and the Digital Services Act, which are expected to give regulators more instruments to investigate digital businesses and impose new rules on certain digital platforms if they are determined to be "gatekeepers." The proposed legislation is not final and it is not known what the laws will look like in their final forms if adopted. If the regulators were to determine that we are a gatekeeper under the proposed legislation, we could be subject to additional rules and regulations not applicable to all our competitors and our business could be harmed. For example, the rules applicable to gatekeepers could prohibit single sign-in for different products and create new data sharing requirements and limitations on the use of data from third parties. New laws and regulations and changing public perception relating to the technology industry could impact our services, require us to change our business practices or otherwise cause us to incur additional operating costs to comply with or address these developments. Further, as market conditions change as a result of investigations, litigation, legislation or political or social pressure, we may decide to voluntarily modify our business practices beyond what is required, the full effects of which may not be known when making the decision, but which could harm our competitive position and adversely affect our business and results of operations.

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

For example, in the European Union, the Package Travel Directive (the "Package Directive") sets out broad requirements such as local registration, certain mandatory financial guarantees, disclosure requirements and other rules regulating the provision of travel packages and linked travel arrangements. The Package Directive also creates additional liability for a provider of travel packages, which could be the OTC, for performance of the travel services within a packaged trip under certain circumstances. Some parts of our business are already subject to the broad scope of the Package Directive, and as our offerings continue to diversify and expand, we may become subject to additional requirements of the Package Directive. Compliance with this directive could be costly and complex or, as a result of these requirements, we could choose to limit offerings that would otherwise be beneficial for the business, any of which could adversely affect our business, results of operations or ability to grow and compete.

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

Compliance with the laws and regulations of multiple jurisdictions increases our cost of doing business. Examples of these laws and regulations, which vary and sometimes conflict, include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and local laws which also prohibit corrupt payments to governmental officials or third parties, data privacy requirements, labor relations laws, non-discrimination, human rights or anti-human trafficking laws and regulations, such as the U.K. Modern Slavery Act 2015, tax laws, anti-trust or competition laws, U.S., E.U. or U.N. sanctioned country or sanctioned persons mandates and consumer protection laws. Violations of these laws and regulations could result in fines, penalties and/or criminal sanctions against us, our officers or our employees and/or prohibitions on the conduct of our business. Any such violations could also result in prohibitions on our ability to offer our services in one or more countries, delay or prevent potential acquisitions, and materially damage our reputation, our brands, our global expansion efforts, our ability to attract and retain employees and business partners, our business and our operating results. Even if we comply with these laws and regulations, doing business in certain jurisdictions or violations of these laws and regulations by the accommodations, restaurants, travel service providers or other parties with whom we conduct business could harm our reputation and brands, which could adversely affect our results of operations or stock price. In addition, these restrictions may provide a competitive advantage to our competitors unless they are also subject to comparable restrictions. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. We are also subject to a variety of other regulatory, legal and public policy risks and challenges in managing an organization operating in various countries, including those related to:

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

Prior to the COVID-19 pandemic, our business had grown substantially over the last several years as we expanded into new geographies and added new services. In addition, we have made efforts and expect to make further efforts to integrate access to travel services across our various brands. These changes add complexity to legal and tax compliance and our internal controls, and our size and operating history may increase the likelihood that we will be subject to regulatory scrutiny or audits by tax authorities in various jurisdictions. In addition, by virtue of Booking.com's size and presence in the Netherlands, it is required to have a supervisory board to oversee the strategy and operations of Booking.com. While the existence of the supervisory board has not had a significant impact on our operations, under certain circumstances, this governance structure could require Booking.com to obtain supervisory board approval in order to take certain actions, which could result in delays or other unanticipated strategic or operational challenges.

There are various risks associated with the facilitation of payments from consumers, including risks related to fraud, compliance with evolving rules and regulations and reliance on third parties.

Our results have been and will likely continue to be negatively impacted by consumer purchases made using fraudulent credit cards, claims the consumer did not authorize the purchase or consumers who have closed bank accounts or have insufficient funds in their bank accounts to satisfy payments. We may be held liable for accepting fraudulent credit cards on our platforms or in connection with other fraudulent transactions on our platforms, as well as other payment disputes with consumers. Accordingly, we calculate and record an allowance for the resulting chargebacks. We must also continually implement and evolve measures to detect and reduce the risk of fraud, in particular as these methods become increasingly sophisticated. If we are unable to successfully combat the use of fraudulent credit cards on our platforms, our business, profit margins, results of operations and financial condition could be materially adversely affected.

We believe that an important component of our future success will be our ability to offer consumers their preferred method of payment in the most efficient manner on all our platforms, and, as a result, we are processing more of our transactions on a merchant basis where we facilitate payments from travelers through the use of credit cards and other payment methods (such as PayPal, Alipay, Paytm and WeChat Pay). While processing transactions on a merchant basis allows us to process transactions for properties that do not otherwise accept credit cards and to increase our ability to offer a variety of payment methods and flexible transaction terms to consumers, we incur additional payment processing costs (which are typically higher for foreign currency transactions) and other costs related to these transactions, such as costs related to fraudulent payments and transactions and fraud detection. As we expand our payments services to consumers and business partners, in addition to the revenues from these transactions, we may experience a significant increase in these costs, and our results of operations and profit margins could be materially adversely affected, in particular if we experience a significant increase in non-variable costs related to fraudulent payments and transactions.

As a greater percentage of our transactions involve us processing payments, our global systems and processes must be managed on a larger scale, which adds complexity, administrative burdens and costs and increases the demands on our systems and controls, which could adversely affect our results of operations. In addition, as our payment processing activities continue to develop, we expect to be subject to additional regulations, including financial services regulations, which we expect to result in increased compliance costs and complexities, including those associated with the implementation of new or advanced internal controls. For example, the E.U.'s Payment Services Directive 2 has further complicated the authentication process for accepting credit cards. As a result of this directive, payments made on our platforms by consumers in the European Economic Area are subject to Strong Customer Authentication, which requires the consumer to engage in additional steps to authenticate their transaction. This new requirement could cause consumer transactions to take longer to process or otherwise inconvenience the consumer, which could result in consumers choosing not to utilize our platforms as often or at all. The implementation of this process has resulted and may continue to result in increased compliance costs and administrative burdens for us. Other new or expanded regulations that could apply to us as our payments activities evolve include those relating to money transmission licenses, anti-money laundering, card scheme associations, sanctions, banking, privacy and security of our processes, among others. Compliance with this changing regulatory environment creates significant additional compliance costs and burdens or it could lead us to modify our business plans or operations, any of which could negatively impact our business, results of operations and profit margins.

We are also subject to payment card association rules and obligations under our contracts with the card schemes and our payment card processors, including the Payment Card Industry Data Security Standard (the "Standard"). Under the Standard and these association rules and obligations, if information is compromised, we could be liable to payment card issuers for associated expenses and penalties, and in some cases, we could be restricted in our ability to accept payment cards. Under certain circumstances in our agreements with the card schemes and in relation to the Standard, we are also subject to periodic audits, self-assessments and other assessments of our compliance with the rules and obligations of the payment card associations and the Standard, which could result in additional expenses and administrative burdens. In addition, if we fail to follow payment card industry security standards, even if no consumer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs. Additionally, compliance with the Standard may not prevent all security incidents. If we are fined or required to pay additional processing fees or if our ability to accept payment cards is restricted in any way as a result of our failure to comply with these payment card industry rules, or otherwise, it could adversely impact our business, results of operations and profit margins.

We rely on banks, card schemes and other payment processors to execute certain components of the payments process. We generally pay these third parties interchange fees and other processing and gateway fees to help facilitate payments from consumers to travel service providers. As a result, if we are unable to maintain our relationships with these third parties on favorable terms or if these fees are increased for any reason, our profit margin, business and results of operations could be harmed. Additionally, if these third parties experience service disruptions or if they cease operations (whether as a result of the COVID-19 pandemic or otherwise), consumers and travel service providers could have difficulty making or receiving payments, which could adversely impact our reputation, business and results of operations.

In addition, in the event that one of our major travel service providers voluntarily or involuntarily declares bankruptcy or otherwise ceases or limits operations, we could experience an increase in chargebacks from customers with travel reservations with such travel service provider and we could experience financial loss from certain prepayments made to such travel service provider if we are not able to recover the prepayment. The COVID-19 pandemic and its resulting impact on travel demand, the travel industry and the economy increases the risk of insolvency or disruption to the ability of our travel service providers to provide services, and in some cases, has already resulted in the insolvency or closure of travel service providers. As a result, if one of our major travel service providers declares bankruptcy or ceases or limits operations or if many travel service providers declare bankruptcy or cease or limit operations, it could adversely impact our business and results of operations.

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

Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, our ability to meet debt covenant requirements, our operating performance and our credit ratings. Since the COVID-19 pandemic, there has been increased volatility in the financial and securities markets, which has generally made access to capital less certain and increased the cost of obtaining new capital. Further, if our credit ratings were to be downgraded or if financing sources were to ascribe higher risk to our rating levels, our industry or us, our access to capital and the cost of any financing would be negatively impacted. We currently have $2.0 billion available under our revolving credit facility, which provides an additional potential source of liquidity. The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to our ability to borrow thereunder. In April 2020, we amended the revolving credit facility, pursuant to which the maximum leverage ratio covenant was suspended through and including the three months ending March 31, 2021, and has been replaced with a $4.5 billion minimum liquidity covenant based on unrestricted cash, cash equivalents, short-term investments and unused capacity under this revolving credit facility. At December 31, 2020, we were in compliance with the minimum liquidity covenant. In October 2020, we amended the revolving credit facility to extend the suspension of the maximum leverage ratio covenant and the related replacement with the minimum liquidity covenant through and including the three months ending March 31, 2022 and increase the permitted maximum leverage ratio for a period of time following the three months ending March 31, 2022. There can be no assurance that we will be able to meet either the minimum liquidity covenant or the maximum leverage ratio covenant, as applicable, at any particular time, and our ability to borrow under the revolving credit facility depends on compliance with the applicable covenant. Further, the lenders have the right to require repayment of any amounts borrowed under the facility if we are not in compliance with the applicable covenant.

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

Recent years have seen significant volatility in the exchange rate between the Euro, the British Pound Sterling, the U.S. Dollar and other currencies. Significant fluctuations in foreign currency exchange rates can affect consumer travel behavior. For example, the strengthening of the U.S. Dollar relative to the Euro in 2015 made it more expensive for Europeans to travel to the United States. Consumers traveling from a country whose currency has weakened against other currencies may book lower ADR accommodations, choose to shorten or cancel their international travel plans or choose to travel domestically rather than internationally, any of which could adversely affect our gross bookings, revenues and results of operations, in particular when expressed in U.S. Dollars. Since the beginning of the COVID-19 pandemic, there has been an overall strengthening of the Euro and the British Pound Sterling relative to the U.S. Dollar. However, as a result of the travel restrictions and health concerns arising from the COVID-19 pandemic, we do not believe exchange rates have significantly altered consumer behavior since the pandemic began.

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

•announcements by us or our competitors of price reductions, promotions, significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;

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

•additions or departures of key personnel; and

•trading volume fluctuations or other market volatility.

Sales of a substantial number of shares of our common stock, including through the conversion of our convertible notes, could adversely affect the market price of our common stock by introducing a large number of sellers or short sellers to the market. Given the volatility that exists for our shares, such sales could cause the market price of our common stock to decline significantly. In addition, fluctuations in our stock price and our price-to-earnings multiple may have made or may make our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.

The trading prices of internet company stocks in general, including ours, have experienced extreme price and volume fluctuations. To the extent that the public's perception of the prospects of internet or e-commerce or travel companies is negative, our stock price could decline, regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions, such as a recession, interest rate or foreign currency exchange rate fluctuations, political instability, changes in trade policy, trade disputes or a natural disaster, health concerns such as the COVID-19 pandemic, including any resurgences and the perceived pace or scale of any recovery from the pandemic, or a terrorist attack affecting a significant market for our business, such as Europe or the United States, could cause our stock price to decline. Negative market conditions could adversely affect our ability to raise additional capital or the value of our stock for purposes of acquiring other companies or businesses.

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

We have a substantial amount of outstanding indebtedness and we may incur substantial additional indebtedness in the future, including through public or private offerings of debt securities. Our outstanding indebtedness and any additional indebtedness we incur may have significant consequences, which may be amplified as our cash flow and earnings have decreased as a result of the COVID-19 pandemic and which could include:

•requiring the dedication of a portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures, meeting our operating expenses, share repurchases and acquisitions;

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

We maintain an investment portfolio of various holdings, types and maturities. Our portfolio typically includes marketable debt securities, equity securities of publicly-traded companies, the values of which are subject to market price volatility, and investments in private companies. Investments in government and corporate debt securities and preferred stock classified as debt securities for accounting purposes are generally classified as available-for-sale and, consequently, are recorded in our balance sheets at fair value with unrealized gains or losses, net of tax, reported in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. Credit losses on such investments are recorded in the Consolidated Statement of Operations (see Notes 2 and 5 to our Consolidated Financial Statements). Changes in the fair values of our investments in publicly-traded equity securities are recognized in the Consolidated Statement of Operations. These changes could be volatile and they have had, and are likely to continue to have, a significant impact on our quarterly net income (or loss). Our investments in equity securities (other than those classified as debt securities for accounting purposes) of private companies are primarily measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, with changes in value also recognized in the Consolidated Statement of Operations (see Notes 2 and 5 to our Consolidated Financial Statements).

We have invested in Trip.com Group convertible notes. We have also invested in other Chinese internet companies (i.e., Meituan and Didi Chuxing). See Notes 5 and 6 to our Consolidated Financial Statements for more information regarding our investments in Trip.com Group, Meituan and Didi Chuxing securities. The value of these securities is subject to the risks associated with Trip.com Group's, Meituan's and Didi Chuxing's respective businesses, as well as any changes by the Chinese government in foreign investment laws or elevated scrutiny or regulation of foreign investments in Chinese companies. For example, Trip.com Group is a Cayman Islands company operating in China through what is commonly referred to as a variable interest entity, or VIE, structure where it conducts part of its business through contractual relationships with affiliated Chinese entities. Although VIE structures are commonly used by Chinese internet and e-commerce companies, there are substantial uncertainties regarding the interpretation and application of People's Republic of China ("PRC") laws and regulations to VIE structures, and it is possible that the PRC government may view the VIE structure as a violation of PRC law. VIE contractual relationships are not as effective in providing control over the affiliated Chinese companies as direct ownership, and Trip.com Group would have to rely on the PRC legal system to enforce those contracts in the event of a breach by one of these entities. Further, conflicts of interest could arise to the extent Trip.com Group's officers or directors are also shareholders, officers or directors of the affiliated Chinese entities. Any of these risks could materially and adversely affect Trip.com Group's business and therefore the value of our investment in Trip.com Group. Similar VIE-structure considerations and risks apply with respect to our investments in securities of Meituan and Didi Chuxing, each of which is a Cayman Islands company operating in China through a VIE structure.
Our investments in private companies are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or ever become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced to the market. Further, our ability to liquidate any such investments is typically dependent on a liquidity event, such as a public offering or acquisition, as no public market exists for such securities. Valuations of privately-held companies are inherently complex and uncertain due to the lack of a liquid market for such securities. If we determine that any of our equity investments in such companies have experienced a decline in value, we are required to recognize the change in net income. For example, in the first quarter of 2020, we recognized an impairment of $100 million related to our investment in Didi Chuxing that resulted from the negative impact of the COVID-19 pandemic on Didi Chuxing's business. For investments classified as debt securities, any decline in value attributed to credit losses is also recognized in the Consolidated Statements of Operations.

We could lose the full amount of any of our investments, and any impairment of our investments have previously and could in the future have a material adverse effect on our financial condition and results of operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

    We lease office space facilities for our corporate headquarters in Norwalk, Connecticut, United States of America. We lease additional space, including office space and data center facilities in various locations around the world, to support our operations, the largest being the headquarters of our Booking.com business in Amsterdam, Netherlands. Other than the office building for the future headquarters of Booking.com that is currently under construction in the Netherlands (see the section "Building Construction" within Note 16 to our Consolidated Financial Statements for more details, which is incorporated into this Item 2 by reference thereto), we did not own any real estate at December 31, 2020.

We believe that our existing facilities are adequate to meet our current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further expansion of corporate operations. Due to the impact of the COVID-19 pandemic on our business volumes, we took actions to reduce the size of our workforce to optimize efficiency and reduce costs. As a result of such actions, we have made and expect to make further changes to our facilities requirements.

Item 3.  Legal Proceedings

A description of any material legal proceedings to which we are a party is included in Note 16 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2020, and is incorporated into this Item 3 by reference thereto.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "BKNG."

Holders

At February 17, 2021, there were approximately 157 shareholders of record of Booking Holdings Inc.'s common stock.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to pay any cash dividends for the foreseeable future. Our revolving credit facility includes a covenant that restricts us from declaring or making any cash distribution or repurchasing any of our shares (with certain exceptions including in connection with tax withholding related to shares issued to employees) unless (i) prior to the delivery of financial statements for the three months ending June 30, 2022, we have at least $6.0 billion of liquidity on a pro forma basis and (ii) after the delivery of financial statements for the three months ending June 30, 2022, we are in compliance on a pro forma basis with the maximum leverage ratio covenant then in effect. Such restriction ends upon delivery of financial statements required for the three months ending June 30, 2023, or we have the ability to terminate this restriction earlier if we demonstrate compliance with the original maximum leverage ratio covenant in the revolving credit facility. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Performance Measurement Comparison

The following graph shows the total stockholder return through December 31, 2020 of an investment of $100 in cash on December 31, 2015 for our common stock and an investment of $100 in cash on December 31, 2015 for (i) the NASDAQ Composite Index, (ii) the Standard and Poor's 500 Index and (iii) the Research Data Group ("RDG") Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the internet industry, including internet software and service companies and e-commerce companies. Historic stock performance is not necessarily indicative of future stock price performance.  All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month:

Measurement Point December 31	Booking Holdings Inc.	NASDAQ Composite Index	S&P 500 Index	RDG Internet Composite

2015	100.00	100.00	100.00	100.00
2016	114.99	108.87	111.96	104.75
2017	136.30	141.13	136.40	157.67
2018	135.10	137.12	130.42	156.03
2019	161.08	187.44	171.49	207.10
2020	174.69	271.64	203.04	318.18

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended December 31, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2020 —	—	(1)	N/A	—	$10,420,229,500	(1)
October 31, 2020	249	(2)	$1,698.37	N/A	N/A
	—
November 1, 2020 —	—	(1)	N/A	—	$10,420,229,500	(1)
November 30, 2020	1,940	(2)	$1,988.07	N/A	N/A

December 1, 2020 —	—	(1)	N/A	—	$10,420,229,500	(1)
December 31, 2020	291	(2)	$1,930.59	N/A	N/A
Total	2,480		$1,952.24	—	$10,420,229,500

(1)     Pursuant to a stock repurchase program announced on May 9, 2019, whereby we are authorized to repurchase up to $15.0 billion of our common stock.
(2)    Pursuant to a general authorization, not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. The table above does not include adjustments in the three months ended December 31, 2020 to previously withheld share amounts (reduction of 26 shares) that reflect changes to the estimates of employee tax withholding obligations.

Item 6.  Selected Financial Data

On November 19, 2020, the SEC issued final rules to amend Regulation S-K. These changes are effective for annual filings for the first fiscal year ending on or after August 9, 2021 and early adoption is permitted. We elected to adopt the amendments to Item 301 of Regulation S-K in their entirety, which removed the requirement to furnish selected financial data for each of the last five fiscal years.

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

    We offer these services through six primary consumer-facing brands: Booking.com, Priceline, agoda, Rentalcars.com, KAYAK and OpenTable. While historically our brands operated on a largely independent basis and many of them focused on a particular service (e.g., accommodation reservations) or geography, we are increasing the collaboration, cooperation and interdependency among our brands in our efforts to provide consumers with the best and most comprehensive services. We also seek to maximize the benefits of our scale by sharing resources and technological innovations, co-developing new services and coordinating activities in key markets among our brands. For example, Booking.com, the world’s leading brand for booking online accommodation reservations (based on room nights booked), offers rental car and other ground transportation services, flights, tours and activities reservations, restaurant reservations and other services, many of which are supported by our other brands. Similarly, hotel reservations available through Booking.com are also generally available through agoda and Priceline. See Note 2 to the Consolidated Financial Statements - Segment Reporting for information on our operating segments.

    We refer to our company and all of our subsidiaries and brands collectively as "Booking Holdings," the "Company," "we," "our" or "us."

    Our business is driven primarily by international results, which consist of the results of Booking.com, agoda and Rentalcars.com in their entirety and the international businesses of KAYAK and OpenTable. This classification is independent of where the consumer resides, where the consumer is physically located while using our services or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com (which is domiciled in the Netherlands) at a hotel in New York by a consumer in the United States is part of our international results. In 2020, our international business (the substantial majority of which is generated by Booking.com) represented approximately 88% of our consolidated revenues. A significant majority of our revenues, including a significant majority of our international revenues, is earned in connection with facilitating accommodation reservations. See Note 18 to the Consolidated Financial Statements for more geographic information.

    We derive substantially all of our revenues from enabling consumers to make travel service reservations. We also earn revenues from credit card processing rebates and customer processing fees, advertising services, restaurant reservations and restaurant management services, and various other services, such as travel-related insurance revenues.

Trends

In response to the outbreak of the novel strain of the coronavirus, COVID-19 (the "COVID-19 pandemic"), many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, curfews, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses. These government mandates have forced many of the partners on whom our business relies, including hotels and other accommodation providers, airlines and restaurants, to seek government support in order to continue operating, to curtail drastically their service offerings or to cease operations entirely. Further, these measures have materially adversely affected, and may further adversely affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and our workforce, operations and customers. The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in travel and restaurant activities and consumer demand for related services. Our financial results and prospects are almost entirely dependent on the sale of travel-related services. Our results for the year ended December 31, 2020 have been materially and negatively impacted, with a material decline in gross travel bookings, room nights booked, total revenues, net income and cash flow from operations as compared to the year ended December 31, 2019. Newly-booked room night reservations, excluding the impact of cancellations, declined rapidly as the COVID-19 pandemic spread in the first quarter and the beginning of the second quarter of 2020, but then steadily improved through the end of the second quarter and into the summer travel period in the third quarter of 2020. However, in the fourth quarter of 2020, we saw an increased decline in newly-booked room night reservations, due in part to increased COVID-19 case counts and reimposed or additional government-imposed travel restrictions, particularly in Europe. In September 2020, a variant of COVID-19 that spreads more easily and quickly than other variants was first discovered in the United Kingdom, and has since spread across the country and to other countries, including the United States and in Europe. Another variant of COVID-19 that also appears to spread more easily and quickly than other variants was detected in South Africa in October 2020. In the fourth quarter of 2020, multiple COVID-19 vaccines were approved for widespread distribution throughout various parts of the world, including the United States and in Europe. While this news is encouraging, it is still unknown when these vaccines will be available to broader populations and whether they will be as effective against variants of COVID-19, including the variants mentioned above. We believe that as effective vaccines become widely distributed, people will feel it is safe to travel again and government restrictions will be relaxed, although the timing remains uncertain.

Since April 2020, we have seen a substantial year-over-year increase in the share of newly booked room nights booked for domestic travel (travelers booking a stay within their own country) while bookings for international travel have remained very limited throughout the pandemic. Over this same time period, we have seen a year-over-year increase in the share of our newly-booked room nights made on a mobile device. Also, while we saw an increase in the share of newly-booked room nights for alternative accommodation properties in the early months of the pandemic, more recently the share has been consistent with pre-pandemic levels. In addition, we have observed an improvement in cancellation rates since the high in April, though we have seen additional periods of highly elevated cancellation rates typically coinciding with newly imposed travel restrictions. The overall improvement in cancellation rates since April benefits our room nights booked including cancellations but does not impact newly-booked room nights.

Our revenue decline in 2020 was impacted to a greater extent than newly-booked room night growth due to the impact of higher cancellations and lower accommodation average daily rates ("ADRs") as compared to 2019. We expect to continue to see severely reduced new travel and restaurant reservation bookings as compared to 2019 levels for the foreseeable future, which will have a materially adverse impact on our business, financial condition, results of operations and cash flows. Further, given the volatility in the global travel industry and the financial difficulties faced by many of our travel service provider and restaurant partners, we have increased our provision for expected credit losses on receivables from and cash advances made to our travel service provider and restaurant partners.

Due to the uncertain and rapidly evolving nature of current conditions around the world, we are unable to predict accurately the impact that the COVID-19 pandemic will have on our business going forward. The approval and distribution of COVID-19 vaccines throughout the world is encouraging, however, the COVID-19 pandemic continues to impact global travel and travel restrictions remain in place, particularly in Europe. In the fourth quarter of 2020, we saw room nights decline further, as well as an increase in cancellation rates, in each case as compared to the third quarter of 2020. In January 2021, room nights declined slightly more than the decline in the fourth quarter of 2020, however, we have seen some improvement in these booking trends in recent weeks. If these recent trends were to continue, we currently expect that room nights and gross bookings in the first quarter of 2021 will decline relative to the first quarter of 2019 by a few percentage points less than those metrics declined in the fourth quarter of 2020 relative to the fourth quarter of 2019. We currently expect revenue in the first quarter of 2021 to decline by a similar amount as our expected decline in gross bookings in the first quarter of 2021, both relative to the first quarter of 2019. The comparison of the first quarter of 2021 to the first quarter of 2019 avoids the distortion created from comparing to the initial spread of the COVID-19 pandemic late in the first quarter of 2020. In addition, we currently expect that we will experience a greater operating loss in the first quarter of 2021 as compared to the fourth quarter of 2020. With the continued spread of COVID-19 throughout the world, we expect the pandemic and its effects to continue to have a significant adverse impact on our business for the duration of the pandemic, during any resurgences of the pandemic and during the subsequent economic recovery, which could be an extended period of time. For more information, see Part II, Item 1A, Risk Factors - "The COVID-19 pandemic has materially adversely affected, and may further adversely impact, our business and financial performance."

In response to the COVID-19 pandemic, we have taken and are taking various actions to address the impact of the pandemic on our business. Among other actions, we have:

•Raised $4.1 billion in debt and negotiated amendments to our revolving credit facility to provide additional financial flexibility
•Undertaken restructuring activities at all of our brands
•Participated in certain government aid programs, including employee wage support programs
•Suspended general share repurchases
•Eliminated non-essential business travel
•Canceled internal company events and offsites
•Significantly reduced marketing spend worldwide
•Implemented a general temporary company-wide hiring freeze for much of 2020
•Sold investments in government debt securities, corporate debt securities and Trip.com Group American Depositary
Shares ("ADSs")

Further, our Chief Executive Officer and the Chief Executive Officers of our brands voluntarily declined their salaries, certain other senior managers voluntarily reduced their salaries and our non-employee Directors voluntarily waived their cash fees for most of 2020.

In response to the reduction in our business volumes as a result of the impact of the COVID-19 pandemic, during the year ended December 31, 2020, we took actions at all of our brands to reduce the size of our workforce to optimize efficiency and reduce costs, which we expect to result in annualized cost savings of approximately $370 million in personnel-related expenses. In addition to the restructuring expenses recorded during the year ended December 31, 2020 and included in “Restructuring and other exit costs” in the Consolidated Statements of Operations, we estimate that we will record approximately $40 million of additional restructuring expenses in early 2021 (see Note 20 to our Consolidated Financial Statements). Our headcount decreased 23% year-over-year as of December 31, 2020, primarily due to the restructuring activities and attrition.

We have also been working with travelers and our travel service provider partners to deal with reservation cancellations and other disruptions arising from the impact of the pandemic. For example, when the pandemic started, Booking.com committed to allow cancellations of certain non-refundable bookings that were impacted by government travel restrictions and OpenTable has waived fees payable by restaurants for diners seated through OpenTable's online reservation service and subscription fees for many restaurants. The impacts of the COVID-19 pandemic are wide-ranging and affect all aspects of our business. As a result, the pandemic has negatively affected our financial results and condition as described throughout this Annual Report on Form 10-K. We anticipate that we will continue to make decisions and take actions to address the impacts of the pandemic on our business, including additional efforts to reduce costs while preserving our ability to offer valuable services to consumers and partners when the industry recovers. The full impact of the pandemic on our business is impossible to predict, and therefore we may recognize additional negative impacts to our operating results and financial condition in future periods as a result of the pandemic.

Certain governments have passed or are considering modifying legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid, and some of these governments have extended or are considering extending these programs. We have participated in several of these programs, including the Netherlands' wage subsidy program and the United Kingdom's job retention scheme. In addition, certain governments have extended support for the travel and tourism industry through special programs whereby discounts are extended to travelers through travel service providers or through travel agents for reservations facilitated by them. We have participated in Japan's Go To Travel program and Thailand's We Travel Together program.

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

We are a global business, and online travel growth rates vary across the world depending on numerous factors, including local and regional economic conditions, individual disposable income, access to the internet and adoption of e-commerce. Over the last several years, and prior to the COVID-19 pandemic, online travel growth rates had generally slowed in markets such as North America and Europe where online activity was high and consumers had been engaging in e-commerce transactions for many years, while online travel growth rates remained relatively high in markets such as Asia-Pacific where incomes were rising more quickly and the increased availability and use of mobile devices had accelerated the growth of internet usage and travel e-commerce transactions. Over the long term, we expect the broader global economy and online travel market to recover from the COVID-19 pandemic, and following the recovery of the travel industry to the level of pre-COVID-19 pandemic demand, we would expect online travel growth rates will slow as markets continue to mature. However, we believe that the opportunity to grow our business beyond pre-COVID-19 pandemic levels exists for the markets in which we operate, including in both mature and less mature markets. Further, we believe that this opportunity for growth exists because we believe we provide significant value to travel service providers, regardless of size or geography, due to our global reach and marketing expertise. For example, we believe that accommodation providers of all sizes, from large hotel chains to small, independent hotels and alternative accommodations such as homes and apartments, benefit from using our services, which enable them to reach a broader audience of potential customers.

Historically, our growth has primarily been generated by the worldwide accommodation reservation business of Booking.com, which is our most significant brand, and has been due, in part, to the availability of a large number of properties through Booking.com. Booking.com included approximately 2,373,000 properties on its website at December 31, 2020, consisting of approximately 434,000 hotels, motels and resorts and approximately 1,939,000 homes, apartments and other unique places to stay, compared to approximately 2,580,000 properties (including approximately 460,000 hotels, motels and resorts and approximately 2,120,000 homes, apartments, and other unique places to stay) at December 31, 2019. Booking.com categorizes properties listed on its website as either (a) hotels, motels and resorts, which groups together more traditional accommodation types (including hostels and inns), or (b) homes, apartments and other unique places to stay, also referred to as alternative accommodations, which encompasses all other types of accommodations, including bed and breakfasts, villas, apart-hotels and beyond.

We intend to continue to improve the accommodation choices available for reservation on our platforms, however, the number of accommodations on our platforms may vary in part as a result of removing accommodations from time to time. At December 31, 2020, we saw a year-over-year decrease in the number of properties on Booking.com’s website, as compared to December 31, 2019, driven by an elevated number of accommodations removed from the platform due primarily to the properties not providing availability on our platforms, non-payment of invoices, or property closures. We have continued to see a year-over-year increase in the number of accommodations removed from our platform during the COVID-19 pandemic, and we expect to see further accommodation removals in the future due to increases in property closures or changes in ownership.

Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because alternative accommodations are often either a single unit or a small collection of independent units, these properties generally represent more limited booking opportunities than hotels, motels and resorts, which generally have more units to rent per property. Further, alternative accommodations in general may be subject to increased seasonality due to local tourism seasons or other factors or may not be available at peak times due to use by the property owners. We may also experience lower profit margins with respect to these properties due to certain additional costs, such as increased customer service costs, related to offering these accommodations on our platforms. As our alternative accommodation business has grown, these different characteristics have negatively impacted our profit margins and we expect this trend to continue. Further, to the extent that these properties represent an increasing percentage of the properties on our platforms, the number of reservations per property will likely continue to decrease since alternative accommodation properties typically have fewer booking opportunities per property. We believe that continuing to improve the choices of accommodations available through our services, in particular Booking.com, will help us to continue to grow our accommodation reservation business.

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

We compete globally with both online and traditional providers of travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, constantly evolving and subject to rapid change, and current and new competitors can launch new services at relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have significantly more customers or users, consumer data and financial and other resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market and has grown rapidly in this area, including by offering a flight meta-search product (Google Flights), a hotel meta-search product (Google Hotel Ads), a vacation rental meta-search product, its "Book on Google" reservation functionality, Google Travel, a planning tool that aggregates its flight, hotel and packages products in one website and by integrating its hotel meta-search products and restaurant information and reservation products into its Google Maps app. Moreover, as the economy and the travel industry recover from the impact of the COVID-19 pandemic, the structure of the travel industry could change in unexpected ways, which could advantage or disadvantage us and benefit certain of our existing competitors or new entrants. As a result, our historical strengths may not provide the competitive advantages that they did prior to the pandemic. If we are unable to successfully adapt to any changes in how the travel industry operates or to changes in the ways in which consumers purchase travel services, our ability to compete, and therefore our business and results of operations, would be adversely affected.

Our markets are also subject to rapidly changing conditions, including technological developments, consumer behavior changes, regulatory changes and travel service provider consolidation. We expect these trends to continue. For example, we have experienced a significant shift of both direct and indirect business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. In addition, the revenue earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay, have lower accommodation ADRs and are not made as far in advance. We observed an increasingly higher share of our newly-booked room nights made on a mobile device throughout 2020, as compared to the corresponding periods in 2019. For more detail regarding the competitive trends and risks we face, see Part I, Item 1, Business - "Competition," Part I, Item 1A, Risk Factors - "Intense competition could reduce our market share and harm our financial performance." and "Consumer adoption and use of mobile devices creates challenges and may enable device companies such as Google and Apple to compete directly with us." and "We may not be able to keep up with rapid technological or other market changes."

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

We have experienced a meaningful decline in constant-currency accommodation ADRs since the outbreak of the COVID-19 pandemic and it is uncertain how long the COVID-19 pandemic will impact our ADRs. These declining ADR trends have resulted in and may continue to result in our gross bookings growing at a lower rate of growth than our accommodation room nights. Prior to the outbreak, we observed a trend of declining constant-currency accommodation ADRs. We believe the trend of declining ADRs, observed prior to the outbreak, was partially driven by the negative impact of the changing geographical mix of our business (e.g., lower ADR regions like Asia-Pacific are generally growing faster than higher ADR regions like Western Europe) as well as pricing pressures within local markets from time to time which resulted from competitive conditions, weakening economic conditions or changes in travel patterns. As the travel market recovers from the impact of the COVID-19 pandemic, we expect travel industry ADRs generally to increase and, as a result, we expect our ADRs similarly to increase during the recovery, however, it is uncertain whether industry ADRs will improve at the same pace as travel demand. In addition, we expect the ADR trends we observed before the COVID-19 pandemic will generally resume after the recovery, which would negatively pressure our ADRs, however, there may also be periods of stable or increasing ADRs.

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Historically, our marketing expenses increased significantly, however, we experienced more moderate growth rates in recent years, and since the COVID-19 pandemic, our marketing expenses have declined significantly. Our marketing expense is comprised of performance marketing and brand marketing expenses. Our performance marketing expense, which represents a substantial majority of our marketing expense, is primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our websites. Our brand marketing expense is primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook), online display advertising and other brand marketing. Total marketing expenses were $2.2 billion and $5.0 billion for the years ended December 31, 2020 and 2019, respectively. We expect that our marketing expenses in 2021 will remain significantly below 2019 levels.

Marketing efficiency, expressed as marketing expense as a percentage of total revenues, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign currency exchange rates, our ability to convert paid traffic to booking customers, the timing difference between when revenue is recognized and when marketing expense is recorded, the timing and effectiveness of our brand marketing campaigns and the extent to which consumers come directly to our platforms for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs per click and reduce our marketing efficiency. Changes by Google or any of our other search or meta-search partners in how it presents travel search results, including, if applicable, by placing its own offerings at or near the top of search results, or the manner in which it conducts the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our websites.

We have observed a long-term trend of decreasing performance marketing returns on investment ("ROIs"), however, in recent years, we observed periods of stable or increasing ROIs. During the first several months of the COVID-19 pandemic, we experienced large year-over-year declines in ROIs driven by a significant increase in cancellation rates. While we have observed year-over-year decreases in ROIs for the year ended December 31, 2020, ROIs have improved since the early months of the pandemic, though we expect volatility in our ROIs for the duration of the pandemic. When evaluating our performance marketing spend, we typically consider several factors for each channel, such as the customer experience on the advertising platform, the incrementality of the traffic we receive and the anticipated repeat rate from a particular platform, as well as other factors. However, with the significant decrease in demand due to the COVID-19 pandemic, our performance marketing spend is highly influenced by expected cancellation rates in addition to the other factors listed above. The amount of business we obtain through each performance marketing channel is impacted by numerous factors, including the level of consumer demand for travel, bidding decisions by us and our competitors (including decisions to optimize performance marketing ROIs) and the marketing efforts and success of those channels to attract consumers and generate demand. See Part I, Item 1A, Risk Factors - "We rely on marketing channels to generate a significant amount of traffic to our platforms and grow our business." and "Our business could be negatively affected by changes in online search and meta-search algorithms and dynamics or traffic-generating arrangements."

In recent years, we experienced significant increases in our cancellation rates, which negatively affected our marketing efficiency and results of operations. However, from the third quarter of 2018 until the fourth quarter of 2019, our cancellation rates generally decreased, which benefited our marketing efficiency and results of operations. Since the COVID-19 pandemic we have experienced unprecedented increases in cancellation rates, which negatively impacted our marketing efficiency and results of operations. For example, increased cancellations, especially early in the pandemic, have resulted in increased customer service costs, as well as higher than normal cash outlays to refund consumers for prepaid reservations. However, in the second and third quarters of 2020, we saw a steady improvement in cancellation rates, which trended towards levels that we observed prior to the COVID-19 pandemic. In the fourth quarter of 2020, we saw a reversal of the improving cancellation rate trend. We expect to continue to see volatility in cancellation rates due to any resurgences of the pandemic leading to reinstituted or additional travel restrictions, shelter-in-place rules and reduced willingness to travel. Further, in the fourth quarter of 2020, a higher share of our newly-booked room night reservations were made with flexible cancellation policies, as compared to the corresponding period in 2019, which could result in higher than normal cancellation rates in future quarters.

Perceived or actual adverse economic conditions, including slow, slowing or negative economic growth, high or rising unemployment rates, inflation and weakening currencies, and concerns over government responses such as higher taxes or tariffs and reduced government spending have impaired and could, in the future, impair consumer spending and adversely affect travel demand. We expect the lingering concerns of consumers around the safety of traveling as well as reduced discretionary incomes could negatively impact leisure travel demand for an extended period of time. Further, political uncertainty, conditions or events, such as the variety of measures implemented by many governments around the world to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses can also negatively affect consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates, increased cancellation rates and weaker trends in ADRs across many regions of the world, particularly in those countries that appear to be most affected by economic and political uncertainties, which we believe are due at least in part to these macro-economic conditions and concerns. For more detail, see Part I, Item 1A, Risk Factors - "The COVID-19 pandemic has materially adversely affected, and may further adversely impact, our business and financial performance" and "Declines or disruptions in the travel industry could adversely affect our business and financial performance."

These and other macro-economic uncertainties, such as geopolitical tensions and differing central bank monetary policies, have led to periods of significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling and other currencies. Significant fluctuations in foreign currency exchange rates, stock markets and oil prices can also impact consumer travel behavior.
As noted earlier, our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. As a result, both the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars are affected by foreign currency exchange rate changes. However, for the year ended December 31, 2020, movements in foreign currency exchange rates had little to no impact on our performance metrics and financial results.  Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. We designate certain portions of the aggregate principal value of our Euro-denominated debt as a hedge against the impact of foreign currency exchange rate fluctuations on the net assets of one of our Euro functional currency subsidiaries. Foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Other income (expense), net" in the Consolidated Statements of Operations (see Note 12 to our Consolidated Financial Statements). Such foreign currency transaction gains or losses are dependent on the amount of net assets of the Euro functional currency subsidiary, the amount of the Euro-denominated debt that is designated as a hedge and fluctuations in foreign currency exchange rates. For more information, see Part I, Item 1A, Risk Factors - "We are exposed to fluctuations in foreign currency exchange rates."

We generally enter into derivative instruments to minimize the impact of foreign currency exchange rate fluctuations on our transactional balances denominated in currencies other than the functional currency. In periods prior to the second quarter of 2020, we also entered into derivative instruments to minimize the impact of short-term foreign currency exchange rate fluctuations on the translation of our consolidated operating results into U.S. Dollars. However, these instruments were short-term in nature and not designed to hedge against currency fluctuations that could impact growth rates for our gross bookings or revenues. Since the first quarter of 2020, we have not entered into such derivative instruments as the impact of the

COVID-19 pandemic on our operating results are highly uncertain. We will continue to evaluate the use of derivative instruments in the future. See Note 6 to our Consolidated Financial Statements for additional information related to our derivative contracts.

Many taxing authorities are increasingly focused on ways to increase tax revenues and have targeted large multinational technology companies in these efforts.  As a result, many countries have implemented or are considering the adoption of a digital services tax that imposes a tax on revenue earned from digital advertisements and the use of online platforms, even when there is no physical presence in the jurisdiction.  Currently, rates for this tax range from 1.5% to 7.5% of revenue deemed generated in the jurisdiction. The digital services taxes currently in effect, which we record in "General and administrative" expense in Consolidated Statements of Operations, have negatively impacted our results of operations and if many other countries pass similar legislation, the collective impact of all of these measures could have a materially adverse impact on our results of operations and cash flows. For more information, see Part I, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities."

Many national governments have conducted or are conducting investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. Some countries have adopted or proposed legislation that could also affect business practices within the online travel industry. For example, France, Italy, Belgium and Austria have passed legislation prohibiting parity contract clauses in their entirety. Also, a number of governments are investigating or conducting information-gathering exercises with respect to compliance by online travel companies ("OTCs") with consumer protection laws, including practices related to the display of search results and search ranking algorithms, claims regarding discounts, disclosure of charges and availability, and similar messaging. In December 2020, the European Commission proposed the Digital Markets Act and the Digital Services Act, which are expected to give regulators more instruments to investigate digital businesses and impose new rules on certain digital platforms if they are determined to be "gatekeepers." The proposed legislation is not final and it is not known what the laws will look like in their final forms if adopted. If the regulators were to determine that we are a gatekeeper under the proposed legislation, we could be subject to additional rules and regulations not applicable to all our competitors and our business could be harmed. For more information on these investigations and their potential effects on our business, see Note 16 to our Consolidated Financial Statements and Part I, Item 1A, Risk Factors - "Our business is subject to various competition/anti-trust, consumer protection and online commerce laws, rules and regulations around the world, and as the size of our business grows, scrutiny of our business by legislators and regulators in these areas may intensify." In addition to the price parity and consumer protection investigations, from time to time national competition authorities, other governmental agencies, trade associations and private parties take legal actions, including commencing legal proceedings, that may affect our operations.  In general, increased regulatory focus on online businesses, including online travel businesses like ours, could result in increased compliance costs or otherwise adversely affect our business.

Seasonality and Other Timing Factors

In recent years, the majority of our gross bookings have been generated in the first half of the year, as consumers planned and reserved their spring and summer vacations in Europe and North America. However, we would generally recognize revenue from these bookings when the travel begins (at "check-in"), which can be in a quarter other than when the associated reservations are booked. In contrast, we expensed the substantial majority of our marketing activities as the expense is incurred, which, in the case of marketing in particular, is typically in the quarter in which associated reservations were booked. As a result of this timing difference between when we recorded marketing expense and when we recognized associated revenue, we have experienced our highest levels of profitability in the third quarter of the year, which is when we experienced the highest levels of accommodation check-ins for the year for our European and North American markets. The first quarter of the year was typically the quarter in which we recognized the lowest amount of revenue as well as the lowest level of profitability and highest level of volatility in earnings growth rates due to these seasonal timing factors. The COVID-19 pandemic impacted seasonality in 2020; for example, we witnessed a higher share of travel being booked during the second and third quarters as well as a higher share of stays during the third quarter than in prior years. We cannot currently predict travel patterns given the COVID-19 pandemic, and we may not experience typical seasonality effects on our business in 2021.

For several years, we experienced an expansion of the booking window (the average time between the booking of a travel reservation and when the travel begins), which impacts the relationship between our gross bookings (recognized at the time of booking) and our revenues (recognized at the time of check-in).  However, we saw a contraction of the booking window throughout 2018 and 2019. Due to the impact of the COVID-19 pandemic on our booking trends, we saw an initial expansion in the booking window in the second quarter versus the comparable prior-year period as an increased percentage of newly-booked room nights were made for travel occurring in the third quarter. However, in the third and fourth quarters, we saw a significant contraction of the booking window versus the comparable prior-year period as an increased percentage of newly-

booked room nights were made for travel that was to occur close to the time of booking. We expect that the length of the booking window will be volatile and difficult to predict throughout the duration of the COVID-19 pandemic. Future changes in the length of the booking window will affect the degree to which our gross bookings and revenues occur in the same period and, as a result, whether our gross bookings growth rates and revenue growth rates converge or diverge.

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

The impact of seasonality can be exaggerated in the short term by the gross bookings growth rate of the business. For example, in periods where our gross bookings growth rate substantially decelerates, our operating margins typically benefit from relatively less variable marketing expense. In addition, revenue growth is typically less impacted by decelerating gross bookings growth in the near term due to the benefit of revenue related to reservations booked in previous quarters, but any such deceleration would negatively impact revenue growth in subsequent periods. Conversely, in periods where our gross bookings growth rate accelerates, our operating margins are typically negatively impacted by relatively more variable marketing expense. In addition, revenue growth is typically less impacted by accelerating gross bookings growth in the near term, but any such acceleration would positively impact revenue growth in subsequent periods as a portion of the revenue recognized from such gross bookings will occur in future quarters. As the travel market recovers from the impact of the COVID-19 pandemic, we expect to see higher than pre-COVID-19 pandemic growth rates, which will likely result in periods where our operating margins are negatively impacted due to the timing difference of when marketing expense is recorded and when revenue is recognized.

Other Factors

We believe that our future success depends in large part on our ability to continue to profitably grow our brands worldwide, and, over time, to offer other travel and travel-related services. Factors beyond our control, such as oil prices, stock market volatility, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, fires, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as COVID-19 and other coronaviruses, Ebola and Zika, political instability, changes in economic conditions, wars and regional hostilities, imposition of taxes, tariffs or surcharges by regulatory authorities, changes in trade policies or trade disputes, changes in immigration policies or travel-related accidents or increased focus on the environmental impact of travel, can disrupt travel, limit the ability or willingness of travelers to visit certain locations or otherwise result in declines in travel demand. These kinds of events have negatively affected our business and results of operations in the past and may do so again in the future. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services and our relationships with travel service providers and other partners, any of which can adversely affect our business and results of operations. See Part I, Item 1A, Risk Factors - "The COVID-19 pandemic has materially adversely affected, and may further adversely impact, our business and financial performance" and "Declines or disruptions in the travel industry could adversely affect our business and financial performance."

The extent of the effects of the COVID-19 pandemic on our business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments. We expect the pandemic and its effects to continue to have a significant adverse impact on our business for the duration of the pandemic and during the subsequent economic recovery, which could be an extended period of time. Over the long-term, we intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve long-term operating results, even if those expenditures create pressure on operating margins. In recent years, we have experienced pressure on operating margins as we invested in initiatives to drive future growth. We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, acquisitions. We believe competitive pressure to innovate will encompass a wider range of services and technologies, including services and technologies that may be outside of our historical core business, and our ability to keep pace may slow. Potential competitors, such as emerging start-ups, may be able to innovate and focus on developing a particularly new product or service faster than we can or may foresee consumer need for new services or technologies before us. Some of our larger competitors or potential competitors have more resources or more established or diversified relationships with consumers than we do, and they could use these advantages in ways that could affect our competitive position, including by making acquisitions, entering or investing in travel reservation businesses, investing in research and development, and competing aggressively for highly-skilled employees. For example, because consumers often utilize other online services more frequently than online travel services, a competitor or potential competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost-effectively acquire customers for its online travel services than we can. Our goal is to grow revenue and achieve healthy operating margins in an effort to maintain profitability. The uncertain and highly competitive environment in which we operate makes the prediction of future results of operations difficult, and accordingly, we may not be able to return to the levels of revenue growth and profitability we experienced prior to the COVID-19 pandemic.

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

Valuation of Goodwill and Other Long-lived Assets

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

Due to the significant and negative financial impact of the COVID-19 pandemic, we performed the recoverability test of our long-lived assets and concluded there was no impairment at March 31, 2020. For OpenTable and KAYAK, we tested the recoverability of the long-lived assets and concluded there was no impairment at September 30, 2020. We did not identify any additional impairment indicators for our long-lived assets at December 31, 2020.

We test goodwill for impairment annually and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test goodwill at a reporting unit level. Our annual goodwill impairment tests are performed as of September 30.

Interim Goodwill Impairment Test

Due to the significant and negative financial impact of the COVID-19 pandemic, we performed an interim period goodwill impairment test at March 31, 2020. Under the current goodwill impairment standard adopted in the first quarter of 2020, a goodwill impairment loss is measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill (see Note 2 to our Consolidated Financial Statements).

As of March 31, 2020, the estimated fair value of each of our reporting units, except the OpenTable and KAYAK reporting unit, substantially exceeded its respective carrying value. For the OpenTable and KAYAK reporting unit, we recognized a goodwill impairment charge of $489 million for the three months ended March 31, 2020, which is not tax-

deductible, resulting in an adjusted carrying value of goodwill for OpenTable and KAYAK of $1.5 billion at March 31, 2020. The goodwill impairment was primarily driven by a significant reduction in the forecasted near-term cash flows of OpenTable and KAYAK as well as the significant decline in comparable companies' market values as a result of the COVID-19 pandemic.

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

For the OpenTable and KAYAK reporting unit, we recognized a goodwill impairment charge of $573 million for the three months ended September 30, 2020, which is not tax-deductible, resulting in an adjusted carrying value of goodwill for OpenTable and KAYAK of $1.0 billion at September 30, 2020. The goodwill impairment was primarily driven by a significant reduction in the forecasted cash flows of OpenTable and KAYAK, reflecting a longer assumed recovery period to 2019 levels of profitability, mainly due to the continued material adverse impact of the COVID-19 pandemic, including its impact on the flight vertical at KAYAK, and the lowered outlook for monetization opportunities in restaurant reservation services.

The estimated fair value of OpenTable and KAYAK was determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and a market approach (applying comparable company multiples).

The income approach estimates fair value utilizing long-term growth rates and discount rates applied to the cash flow projections. The income approach, applied as of September 30, 2020, reflected a reduction in the forecasted cash flows of OpenTable and KAYAK and a longer assumed recovery period to 2019 levels of profitability, driven primarily by a lowered outlook for monetization opportunities in restaurant reservation services and slower than previously expected recovery trends for airline travel, which is a key vertical for KAYAK. For the interim goodwill impairment test at March 31, 2020, we expected a recovery to 2019 levels of financial performance occurring in 2023 for OpenTable and KAYAK. Based on our evaluation of all relevant information available as of September 30, 2020 for the annual goodwill impairment test, we expected that OpenTable and KAYAK would not return to the 2019 level of profitability within the next five years, and that it was uncertain whether the shape of the recovery would ultimately match our expectations. An increase or decrease of one percentage point to the profitability growth rates used in the cash flow projections would result in an increase or decrease of approximately $100 million to the estimated fair value of OpenTable and KAYAK at September 30, 2020. The discount rate is determined based on the reporting unit’s estimated weighted-average cost of capital and adjusted to reflect the risks inherent in its cash flows, which requires significant judgments. The discount rate used for the annual goodwill impairment test as of September 30, 2020 is higher than the discount rate used for the interim goodwill impairment test as of March 31, 2020. If the discount rate used in the income approach increases or decreases by 0.5%, the impact to the estimated fair value of OpenTable and KAYAK, at September 30, 2020, ranges from a decrease of approximately $65 million to an increase of approximately $70 million.

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

No additional impairment indicators were identified as of December 31, 2020.

Valuation of Investments in Private Companies

See Note 5 to our Consolidated Financial Statements for additional information related to the investments in private companies. The fair value of these investments are measured using unobservable inputs when little or no market data is available ("Level 3 inputs"). See Note 6 to our Consolidated Financial Statements for additional information.

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

Our investment in Grab, which is classified as a debt security for accounting purposes, had an aggregate estimated fair value of $200 million at December 31, 2020 and 2019. We measured this investment using "Level 3" inputs and management's estimates that incorporate current market participant expectations of future cash flows considered alongside recent financing transactions of the investee and other relevant information.

We performed an impairment analysis on the investment in Didi Chuxing at March 31, 2020 considering the impact of the COVID-19 pandemic, which resulted in an adjusted carrying value of $400 million at March 31, 2020 and December 31, 2020. No additional impairment indicators were identified as of December 31, 2020. As discussed below, we used unobservable inputs in order to determine fair value. We used an income approach in estimating the fair value of Didi Chuxing as of March 31, 2020. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on a company’s weighted- average cost of capital, and is adjusted to reflect the risks inherent in its cash flows. The key unobservable inputs and ranges used include the weighted average cost of capital (12%-14%), terminal Earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple (13x-15x), volatility (60%-70%) and an estimated time to liquidity of 4 years. Significant changes in any of these inputs in isolation would result in significantly different fair value measurements. Generally, a change in the assumption used for terminal EBITDA multiples would result in a directionally similar change in the fair value and a change in the assumption used for weighted average cost of capital or volatility would result in a directionally opposite change in the fair value.

The determination of the fair values of investments, where we are a minority shareholder and have access to limited information from the investee, reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding the investee’s expected growth rates and operating margin, expected length and severity of the impact of the COVID-19 pandemic on the investee and the shape and timing of the subsequent recovery, as well as other key assumptions with respect to matters outside of our control, such as discount rates and market comparables. It requires significant judgments and estimates and actual results could be materially different than those judgments and estimates utilized in the fair value estimate. Future events and changing market conditions may lead us to re-evaluate the assumptions reflected in our valuation, particularly the assumptions related to the length and severity of the COVID-19 pandemic and the shape and timing of the subsequent recovery and the overall impact on the investee’s business, which may result in a need to recognize an additional impairment charge that could have a material adverse effect on our results of operations.

Income Taxes

We determine our tax expense based on our income and statutory tax rates applicable in the various jurisdictions in which we operate. Due to the complex nature of tax legislation and frequent changes with such associated legislation, significant judgment is required in computing our tax expense and determining our tax positions. The U.S. Tax Cuts and Jobs Act (the "Tax Act") enacted in December 2017 made significant changes to U.S. federal tax law, including a reduction in the U.S. federal statutory tax rate from 35% to 21%, effective January 1, 2018. The Tax Act imposed a one-time deemed repatriation tax on accumulated unremitted international earnings, to be paid over eight years.

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

See Notes 15 and 16 to our Consolidated Financial Statements for further information.

Contingencies

Loss contingencies (other than income tax-related contingencies disclosed above) arise from actual or possible claims and assessments and pending or threatened litigation that may be brought against us by individuals, governments or other entities. Based on our assessment of loss contingencies at each balance sheet date, a loss is recorded in the financial statements if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. If the amount of the loss cannot be reasonably estimated, we disclose information about the contingency in the financial statements. We also disclose information in our financial statements about reasonably possible loss contingencies.

The determination of whether a loss is probable and whether the amount of the loss can be reasonably estimated requires significant judgment and evaluation of all the underlying facts and circumstances, including judgments about the potential actions of third-party claimants, regulatory authorities and courts. Claims, assessments and litigations involve significant uncertainties such as the complexity of the facts, the legal theories involved, the nature of the claims, the judgment of the courts, the applicable methodology for determining potential damages and, in the case of class actions, whether a class action can be certified, the extent to which members of a class would or would not file a claim and the uncertainty inherent in class actions.

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

Results of Operations

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

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

Accommodation room nights, rental car days and airline tickets reserved through our services for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2020	2019
Room nights	355	845	(58.0)%
Rental car days	31	77	(59.8)%
Airline tickets	6	7	(21.6)%

Accommodation room nights, rental car days and airline tickets reserved through our services each declined for the year ended December 31, 2020, compared to the year ended December 31, 2019, due to the COVID-19 pandemic, which drove a substantial decline in new travel bookings and increased cancellation rates.

Gross bookings resulting from reservations of accommodation room nights, rental car days and airline tickets made through our agency and merchant models for the years ended December 31, 2020 and 2019 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2020	2019
Agency	$24,475	$70,651	(65.4)%
Merchant	10,920	25,791	(57.7)%
Total	$35,395	$96,443	(63.3)%

Gross bookings decreased by 63.3% for the year ended December 31, 2020, compared to the year ended December 31, 2019 (decreased on a constant-currency basis by approximately 63%), almost entirely due to the 58.0% decline in accommodation room night reservations, as well as a decline in accommodation ADRs of approximately 14% on a constant-currency basis for the year ended December 31, 2020, compared to the year ended December 31, 2019. We believe that unit growth rates and growth in total gross bookings on a constant-currency basis, which excludes the impact of foreign currency exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

Agency gross bookings are derived from travel-related transactions where we do not facilitate payments from travelers for the travel services provided. Agency gross bookings decreased by 65.4% for the year ended December 31, 2020, compared to the year ended December 31, 2019, almost entirely due to a decrease in gross bookings from agency accommodation room night reservations at Booking.com.

Merchant gross bookings are derived from services where we facilitate payments from travelers for the travel services provided. Merchant gross bookings decreased by 57.7% for the year ended December 31, 2020, compared to the year ended December 31, 2019, principally due to a decrease in gross bookings from our merchant accommodation reservation services at Booking.com, agoda and Priceline. Merchant gross bookings for the year ended December 31, 2020, compared to the year ended December 31, 2019, declined less than agency gross bookings due to the stronger growth of merchant gross bookings early in the year as Booking.com had been expanding its merchant accommodation reservation services prior to the COVID-19 pandemic, as well as due to relatively better performance from our merchant travel reservation services at Priceline.

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

•Merchant. Merchant revenues are derived from travel-related transactions where we facilitate payments from travelers for the services provided, generally at the time of booking. Merchant revenues include (1) travel reservation commissions and transaction net revenues (i.e., the amount charged to travelers less the amount owed to travel service providers) in connection with our merchant reservation services; (2) credit card processing rebates and customer processing fees; and (3) ancillary fees, including travel-related insurance revenues. Substantially all merchant revenues are derived from transactions where travelers book accommodation reservations or rental car reservations.

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

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2020	2019
Agency revenues	$4,314	$10,117	(57.4)%
Merchant revenues	2,117	3,830	(44.7)%
Advertising and other revenues	365	1,119	(67.3)%
Total revenues	$6,796	$15,066	(54.9)%

Total revenues for the year ended December 31, 2020, as compared to the year ended December 31, 2019, respectively, decreased by 54.9% (decreased on a constant-currency basis by approximately 55%). A significant majority of the year-over-year decrease was related to revenues from our accommodation reservation services. Total revenues for the year ended December 31, 2020 were negatively impacted by a reduction in revenue of $44 million for refunds paid or estimated to be payable to travelers as a result of the COVID-19 pandemic where we agreed to provide free cancellation for certain non-refundable reservations without a corresponding estimated expected recovery from the travel service providers (see Notes 2 and 3 to the Consolidated Financial Statements). In addition, total revenues for the year ended December 31, 2020 were negatively impacted by additional rebates of approximately $100 million offered to travel service providers meeting certain eligibility requirements under an incentive program that ended in 2020 (see Note 3 to the Consolidated Financial Statements).

Agency revenues decreased by 57.4% for the year ended December 31, 2020, compared to the year ended December 31, 2019, due to the ongoing impacts of the COVID-19 pandemic.

Merchant revenues decreased by 44.7% for the year ended December 31, 2020, compared to the year ended December 31, 2019, due primarily to decreases in gross bookings from our merchant accommodation reservation services and merchant rental car reservation services due to the ongoing impacts of the COVID-19 pandemic.

Advertising and other revenues decreased by 67.3% for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to the COVID-19 pandemic, which resulted in a decline in consumer demand for the travel and restaurant-related services offered by KAYAK and OpenTable. In addition, advertising and other revenue related to OpenTable has been further impacted by a program that waived fees payable by restaurants for diners seated through OpenTable's online reservation service and subscription fees for many restaurants.

Total revenues as a percentage of gross bookings was 19.2% for the year ended December 31, 2020 as compared to 15.6% for the year ended December 31, 2019 due primarily to timing of booking versus travel as revenue benefited from travel early in the year ended December 31, 2020 before the COVID-19 pandemic, while gross bookings were negatively impacted by cancellations of bookings made in 2019.

Our international businesses accounted for approximately $6.0 billion of our total revenues for the year ended December 31, 2020, compared to $13.5 billion for the year ended December 31, 2019. Total revenues attributable to our international businesses for the year ended December 31, 2020 decreased by 55.6%, compared to the year ended December 31, 2019 (decreased on a constant-currency basis by approximately 55%). Total revenues attributable to our U.S. businesses decreased 49.0% for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Operating Expenses

Marketing expenses

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2020	2019
Marketing expenses	$2,179	$4,967	(56.1)%
% of Total revenues	32.1%	33.0%

We rely on marketing channels to generate a significant amount of traffic to our websites. Marketing expenses consist primarily of the costs of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; (4) offline and online brand marketing; and (5) other performance-based marketing and incentives. For the year ended December 31, 2020, our marketing expense declined significantly due to reduced travel demand as a result of the COVID-19 pandemic. We adjust our marketing spend based on our growth and profitability objectives, as well as the travel demand and expected ROIs in our marketing channels. Marketing expenses as a percentage of total revenues decreased for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to actions we took to reduce our brand and performance marketing spend in response to the reduced travel demand.

Sales and Other Expenses

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2020	2019
Sales and other expenses	$755	$955	(20.8)%
% of Total revenues	11.1%	6.3%

Sales and other expenses consist primarily of: (1) credit card and other payment processing fees associated with merchant transactions; (2) provisions for expected credit losses, primarily related to accommodation commission receivables and prepayments to certain customers; (3) fees paid to third parties that provide call center, website content translations and other services; (4) customer relations costs; and (5) customer chargeback provisions and fraud prevention expenses associated with merchant transactions. For the year ended December 31, 2020, sales and other expenses, which are substantially variable in nature, decreased compared to the year ended December 31, 2019, due primarily to decreases in expenses related to transactions processed on a merchant basis, partially offset by an increase in expected credit loss expenses of $161 million primarily resulting from the impact of the COVID-19 pandemic (see Notes 2 and 7 to the Consolidated Financial Statements).

Personnel

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2020	2019
Personnel	$1,944	$2,248	(13.5)%
% of Total revenues	28.6%	14.9%

Personnel expenses consist of compensation to our personnel, including salaries, stock-based compensation, bonuses, payroll taxes, and employee health and other benefits. Personnel expenses decreased during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to $126 million of government aid benefit and approximately $110 million of savings resulting from restructuring activities at all our brands, as well as a decrease in stock-based compensation expense and lower bonus accruals, both of which were impacted by reduced financial performance and reduced headcount as a result of the COVID-19 pandemic. Stock-based compensation expense was $233 million for the year ended December 31, 2020, compared to $308 million for the year ended December 31, 2019. Headcount decreased 23% year-over-year to approximately 20,300 as of December 31, 2020, compared to approximately 26,400 as of December 31, 2019, primarily due to restructuring actions and attrition, as well as a general temporary company-wide hiring freeze. Given the timing of our restructuring actions, the average quarter-end headcount for 2020 only decreased 6% compared to 2019.

General and Administrative

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2020	2019
General and administrative	$581	$797	(27.1)%
% of Total revenues	8.6%	5.3%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) fees for outside professionals, including litigation expenses; (3) indirect taxes such as travel transaction taxes and digital services taxes; and (4) personnel-related expenses such as travel, relocation, recruiting and training expenses. General and administrative expenses decreased during the year ended December 31, 2020, compared to the year ended December 31, 2019, due to lower personnel-related expenses associated with a general company-wide freeze on non-essential travel and entertainment and employee hiring due to the COVID-19 pandemic, lower office and occupancy expenses due to employees working remotely, and lower professional service fees.

Information Technology

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2020	2019
Information technology	$299	$285	4.9%
% of Total revenues	4.4%	1.9%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) outsourced data center and cloud computing costs; (3) payments to contractors; and (4) data communications and other expenses associated with operating our services. Information technology expenses increased during the year ended December 31, 2020, compared to the year ended December 31, 2019, due to increased software license fees related to cyber security and data privacy software, as well as increased outsourced data center costs.

Depreciation and Amortization

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2020	2019
Depreciation and amortization	$458	$469	(2.4)%
% of Total revenues	6.7%	3.1%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation of computer equipment; (3) amortization of internally-developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. Depreciation and amortization expenses decreased during the year ended December 31, 2020, compared to the year ended December 31, 2019, as a result of decreased depreciation of computer equipment, amortization of intangible assets and depreciation of leasehold improvements, partially offset by increased internally-developed software amortization expenses.

Restructuring and other exit costs

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2020	2019
Restructuring and other exit costs	$149	$—	N/A
% of Total revenues	2.2%	N/A

During the year ended December 31, 2020, we took restructuring actions at all our brands in response to the impact of the COVID-19 pandemic on our business, and as a result incurred restructuring charges amounting to $149 million. These restructuring charges are primarily related to employee severance and benefits (see Note 20 to the Consolidated Financial Statements).

Impairment of Goodwill

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2020	2019
Impairment of Goodwill	$1,062	$—	N/A
% of Total revenues	15.6%	N/A

During the year ended December 31, 2020, we recorded impairment charges to goodwill related to OpenTable and KAYAK, which are not tax-deductible, of $1.1 billion (see Note 11 to our Consolidated Financial Statements and Critical Accounting Policies and Estimates included in this Management's Discussion and Analysis of Financial Condition and Results of Operations).

Interest expense

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2020	2019
Interest expense	(356)	(266)	33.8%

Interest expense increased for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to interest expense attributable to our Senior Notes and Convertible Senior Notes issued in April 2020.

Other income (expense), net

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2020	2019
Other income (expense), net	1,554	879	76.8%

The following table sets forth the breakdown of "Other income (expense), net" for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	(in millions)
	2020	2019
Interest and dividend income	$54	$152
Net gains on marketable equity securities	1,811	745
Impairment of investment	(100)	—
Foreign currency transaction losses	(207)	(31)
Other	(4)	13
Other income (expense), net	$1,554	$879

Interest and dividend income decreased for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to lower average invested balances and lower yields as well as increased usage of investments classified as cash equivalents.

Net gains on marketable equity securities for the years ended December 31, 2020 and 2019 primarily related to the unrealized gains on our equity investment in Meituan (see Note 5 to our Consolidated Financial Statements for additional information).

Impairment of investment for the year ended December 31, 2020 related to our investment in Didi Chuxing (see Notes 5 and 6 to our Consolidated Financial Statements and Critical Accounting Policies and Estimates included in this Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information).

Foreign currency transaction losses include losses of $200 million and gains of $7 million related to the portion of our Euro-denominated debt that was not designated as a net investment hedge and foreign currency losses on derivative contracts of $31 million and $19 million for the years ended December 31, 2020 and 2019, respectively.

Income Taxes

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2020	2019
Income tax expense	$508	$1,093	(53.5)%
% of Earnings before income taxes	89.5%	18.3%

Our 2020 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to the non-deductible goodwill impairment charges related to OpenTable and KAYAK, U.S. federal tax associated with our 2020 international earnings, and an increase in unrecognized tax benefits, partially offset by the benefit of the Netherlands Innovation Box Tax (discussed below). Our 2019 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax, partially offset by the effect of higher international tax rates and U.S. federal and state tax associated with our 2019 international earnings, resulting from the enactment of the Tax Act, as well as certain non-deductible expenses.

Our effective tax rate was higher for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to the non-deductible goodwill impairment charges related to OpenTable and KAYAK, an increase in U.S. federal tax associated with our 2020 international earnings, and an increase in unrecognized tax benefits.

According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 7% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings during the years ended December 31, 2020 and 2019 qualified for Innovation Box Tax treatment, which had a significant beneficial impact on our effective tax rates for those periods. In 2020, the Dutch government approved an increase in the Innovation Box Tax rate from 7% to 9%, effective January 2021. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not innovative or for any other reason, could substantially increase our effective tax rate and adversely impact our results of operations and cash flows in future periods. See Part I, Item 1A, Risk Factors - "We may not be able to maintain our 'Innovation Box Tax' benefit."

Results of Operations

Year Ended December 31, 2019 compared to Year Ended December 31, 2018

    For a comparison of our results of operations for the fiscal years ended December 31, 2019 and 2018, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 26, 2020.

Liquidity and Capital Resources

The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in travel and restaurant activities and consumer demand for related services. Our financial results and prospects are almost entirely dependent on the sale of travel-related services.

The extent of the effects of the COVID-19 pandemic on our business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments. These include, but are not limited to, the severity, extent and duration of the COVID-19 pandemic, including as a result of any new variants of COVID-19 and any resurgences of the pandemic, and its impact on the travel and restaurant industries and consumer spending more broadly. Even if economic and operating conditions for our business improve, we cannot predict the long-term effects of the pandemic on our business or the travel and restaurant industries as a whole. If the travel and restaurant industries are fundamentally changed by the COVID-19 pandemic in ways that are detrimental to our operating model, our business may continue to be adversely affected even as the broader global economy recovers.

Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, our ability to meet debt covenant requirements, our operating performance and our credit ratings. If our credit ratings were to be downgraded, or financing sources were to ascribe higher risk to our rating levels or our industry, our access to capital and the cost of any financing would be negatively impacted. There is no guarantee that additional debt financing will be available in the future to fund our obligations, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding. In addition, the terms of future debt agreements could include more restrictive covenants than those we are currently subject to, which could restrict our business operations. For more information, see Part I, Item 1A, Risk Factors - "Our liquidity, credit ratings and ongoing access to capital could be materially and negatively affected by the impacts of the COVID-19 pandemic."

At December 31, 2020, we had $14.8 billion in cash, cash equivalents and short-term and long-term investments, of which approximately $6.0 billion is held by our international subsidiaries. Cash, cash equivalents and long-term investments held by our international subsidiaries are denominated primarily in Hong Kong Dollars, U.S. Dollars and Euros. Cash equivalents and short-term and long-term investments are principally comprised of money market funds, time deposits and certificates of deposit, convertible debt securities of Trip.com Group, Meituan equity securities and our investments in private companies (see Notes 5 and 6 to the Consolidated Financial Statements). In May 2020, our May 2015 investment of $250 million in Trip.com Group's convertible senior notes was repaid upon maturity. We have the option to redeem our December 2015 investment of $500 million in Trip.com Group's convertible senior notes in December 2021, which we expect to exercise (see Note 5 to our Consolidated Financial Statements).

During the year ended December 31, 2020, we realized $2.2 billion in cash from sales and maturities of our investments in government and corporate debt securities. In addition, we sold our entire investment in Trip.com Group ADSs, with a cost basis of $655 million for $525 million.

At December 31, 2020, we had a remaining transition tax liability of $1.0 billion as a result of the Tax Act, which included $923 million reported as "Long-term U.S. transition tax liability" and $90 million included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet. This liability will be paid over the next six years. In accordance with the Tax Act, generally, future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by us.

In August 2019, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. The revolving credit facility provides for the issuance of up to $80 million of letters of credit as well as borrowings of up to $100 million on same-day notice, referred to as swingline loans. The proceeds of loans made under the facility can be used for working capital and general corporate purposes, including acquisitions, share repurchases and debt repayments. At December 31, 2020, there were no borrowings outstanding and $4 million of letters of credit issued under the facility. The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to our ability to borrow thereunder. In April 2020, we amended the revolving credit facility, pursuant to which the maximum leverage ratio covenant was suspended through and including the three months ending March 31, 2021, and was replaced with a $4.5 billion minimum liquidity covenant based on unrestricted cash, cash equivalents, short-term investments and unused capacity under the revolving credit facility. In October 2020, we further amended the revolving credit facility to extend the suspension of the maximum leverage ratio covenant and the related replacement with the minimum liquidity covenant through and including the three months ending March 31, 2022 and increase the permitted maximum leverage ratio from and including the three months ending June 30, 2022 through and including the three months ending March 31, 2023. We agreed not to declare or make any cash distribution and not to repurchase any of our shares (with certain exceptions including in connection with tax withholding related to shares issued to employees) unless (i) prior to the delivery of financial statements for the three months ending June 30, 2022, we have at least $6.0 billion of liquidity on a pro forma basis, based on unrestricted cash, cash equivalents, short-term investments and unused capacity under this revolving credit facility and (ii) after the delivery of financial statements for the three months ending June 30, 2022, we are in compliance on a pro forma basis with the maximum leverage ratio covenant then in effect. Such restriction ends upon delivery of financial statements required for the three months ending June 30, 2023, or we have the ability to terminate this restriction earlier if we demonstrate compliance with the original maximum leverage ratio covenant in the revolving credit facility. Beginning with the quarter ending June 30, 2022, the minimum liquidity covenant will cease to apply and the maximum leverage ratio covenant, as increased, will again be in effect. At December 31, 2020, we were in compliance with the minimum liquidity covenant. There can be no assurance that we will be able to meet either the minimum liquidity covenant or the maximum leverage ratio covenant, as applicable, at any particular time, and our ability to borrow under the revolving credit facility depends on compliance with the applicable covenant. Further, the lenders have the right to require repayment of any amounts borrowed under the facility if we are not in compliance with the applicable covenant (see Note 12 to the Consolidated Financial Statements).

In June 2020, in connection with the maturity of our Convertible Senior Notes due June 2020, we paid $1.0 billion to satisfy the aggregate principal amount due and paid an additional $245 million in satisfaction of the conversion value in excess of the principal amount. In addition, the holders of our Convertible Senior Notes due September 2021 will have the right to convert all or any portion of the Notes beginning on June 15, 2021, regardless of our stock price (see Note 12 to our Consolidated Financial Statements).

In April 2020, we issued Senior Notes due April 13, 2025 with an interest rate of 4.10% for an aggregate principal amount of $1.0 billion, Senior Notes due April 13, 2027 with an interest rate of 4.50% for an aggregate principal amount of $750 million and Senior Notes due April 13, 2030 with an interest rate of 4.625% for an aggregate principal amount of $1.5 billion. In addition, in April 2020, we issued $863 million aggregate principal amount of Convertible Senior Notes due May 1, 2025 with an interest rate of 0.75%. The proceeds from the issuance of these Senior Notes and Convertible Senior Notes can be used for general corporate purposes, which may include repayment of debt, including the repayment, at maturity or upon conversion prior thereto, of our outstanding Convertible Senior Notes (see Note 12 to the Consolidated Financial Statements).

At December 31, 2020 and December 31, 2019, there were $14.0 billion and $9.6 billion, respectively, of payment obligations related to the aggregate principal of our outstanding senior notes outstanding and cumulative interest to maturity. See Note 12 to the Consolidated Financial Statements for information related to the Company's debt including principal, interest rates and maturity dates.

During the year ended December 31, 2020, we repurchased 684,827 shares of our common stock for an aggregate cost of $1.3 billion. At December 31, 2020, we had a remaining aggregate amount of $10.4 billion authorized by our Board of Directors to repurchase our common stock. We have not repurchased any shares since March 2020 under this stock repurchase authorization and do not intend to initiate any repurchases under this authorization until we have better visibility into the shape and timing of a recovery from the COVID-19 pandemic. See Note 12 to the Consolidated Financial Statements for a description of the impact of the October 2020 credit facility amendment on our ability to repurchase shares.

In September 2016, we signed a turnkey agreement to construct an office building for Booking.com’s future headquarters in the Netherlands for 270 million Euros ($331 million). Upon signing this agreement, we paid 43 million Euros ($48 million) for the acquired land-use rights. In addition, since signing the turnkey agreement we have made several progress payments principally related to the construction of the building. At December 31, 2020, we had a remaining obligation of 56 million Euros ($68 million) related to the turnkey agreement. This remaining obligation will be paid through 2022, when we anticipate construction will be complete. In addition to the turnkey agreement, we have a remaining obligation at December 31, 2020 to pay 70 million Euros ($86 million) over the remaining initial term of the acquired land lease, which expires in 2065. At December 31, 2020, we had 29 million Euros ($35 million) of outstanding commitments to vendors to fit out and furnish the office space. See Note 16 to our Consolidated Financial Statements for additional information related to our commitments and contingencies.

We have taken and are taking actions to improve our liquidity including, but not limited to, raising additional capital through the issuance of Senior Notes and Convertible Senior Notes as disclosed above, reducing capital expenditures and operating expenses by significantly reducing marketing spend worldwide and working to eliminate non-essential operating costs, monitoring the financial health of our partners, suppliers and other third-party relationships, implementing a general temporary company-wide hiring freeze for much of 2020 and undertaking certain personnel actions such as furloughs and workforce reductions. We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next twelve months. However, whether as a result of the COVID-19 pandemic or otherwise, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business plans, either of which could have a material adverse effect on our business, our ability to compete or our future growth prospects, financial condition and results of operations. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be diluted. We may not generate sufficient cash flow from operations in the future, revenue growth or sustained profitability may not be realized, and future borrowings or equity sales may not be available in amounts sufficient to make anticipated capital expenditures, finance our strategies or repay our indebtedness.

Cash Flow Analysis

Net cash provided by operating activities decreased for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to the negative impact of the COVID-19 pandemic to our businesses and financial results, partially offset by the impact of the payment of $403 million in 2019 to French tax authorities to preserve our right to contest certain tax assessments in court (see Note 16 to our Consolidated Financial Statements).

Net cash provided by operating activities for the year ended December 31, 2020 was $85 million, resulting from net income of $59 million and a favorable impact from adjustments for non-cash items of $1.0 billion, partially offset by an unfavorable net change in working capital and long-term assets and liabilities of $1.0 billion. Non-cash items were principally associated with net gains on marketable equity securities, impairment of goodwill, depreciation and amortization, provision for expected credit losses and chargebacks, stock-based compensation expense and other stock-based payments, deferred income tax expense and unrealized foreign currency transaction losses on Euro-denominated debt. For the year ended December 31, 2020, prepaid expenses and other current assets decreased by $161 million, primarily due to a refund for overpayment from a vendor and lower prepayment to third-party payment processors due to decreases in business volumes as a result of the COVID-19 pandemic. For the year ended December 31, 2020, accounts receivable decreased by $891 million and deferred merchant bookings and other current liabilities decreased by $2.3 billion primarily due to decreases in business volumes as a result of the COVID-19 pandemic.

Net cash provided by operating activities for the year ended December 31, 2019 was $4.9 billion, resulting from net income of $4.9 billion and a favorable impact from adjustments for non-cash items of $541 million, partially offset by an unfavorable net change in working capital and long-term assets and liabilities of $541 million. Non-cash items were principally associated with net gains on marketable equity securities, depreciation and amortization, stock-based compensation expense and other stock-based payments, operating lease amortization and the provision for expected credit losses and chargebacks. The changes in working capital for the year ended December 31, 2019, reflecting the increase in business volumes and growth in Booking.com's merchant transactions, were primarily related to a $480 million increase in deferred merchant bookings and other current liabilities, offset by a $323 million increase in accounts receivable and $263 million increase in prepaid expenses and other current assets. The net change in long-term assets and liabilities of $435 million was primarily due to the increase in other long-term assets related to the payment of $403 million to French tax authorities to preserve our right to contest the assessments in court (see Note 16 to our Consolidated Financial Statements).

Net cash provided by investing activities for the year ended December 31, 2020 was $2.6 billion, principally resulting from the proceeds from sales and maturities of investments of $3.0 billion, net of purchases of $74 million. Net cash provided by investing activities for the year ended December 31, 2019 was $7.1 billion, principally resulting from the proceeds from sales and maturities of investments of $8.1 billion, net of purchases of $0.7 billion. Cash invested in the purchase of property and equipment was $286 million and $368 million for the years ended December 31, 2020 and 2019, respectively. Cash invested in the purchase of property and equipment for the years ended December 31, 2020 and 2019 includes payments of $52 million and $51 million, respectively, related to the turnkey agreement for constructing Booking.com's future headquarters.
Net cash provided by financing activities for the year ended December 31, 2020 was $1.5 billion, almost entirely resulting from the proceeds from the issuance of long-term debt of $4.1 billion, partially offset by payments for the repurchase of common stock of $1.3 billion and payments for the conversion of convertible notes of $1.2 billion. Net cash used in financing activities for the year ended December 31, 2019 was $8.2 billion, almost entirely resulting from payments for the repurchase of common stock.

For a discussion of our liquidity and capital resources as of and our cash flow activities for the fiscal year ended December 31, 2018, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 26, 2020.

Contingencies

French tax authorities conducted audits of Booking.com for the years 2003 through 2012 and years 2013 through 2015 and currently are conducting an audit for the years 2016 through 2018. In December 2015, the French tax authorities issued Booking.com assessments for unpaid income and value added taxes ("VAT") related to tax years 2006 through 2012 for approximately 356 million Euros ($403 million), the majority of which represents penalties and interest.  The assessments assert that Booking.com had a permanent establishment in France. In December 2019, the French tax authorities issued an additional assessment of 70 million Euros ($86 million), including interest and penalties, for the 2013 year asserting that Booking.com had taxable income attributable to a permanent establishment in France. The French tax authorities also have issued assessments totaling 39 million Euros ($48 million), including interest and penalties, for certain tax years between 2011 and 2015 on Booking.com's French subsidiary asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com in the Netherlands. As a result of a formal demand from the French tax authorities for payment of the amounts assessed against Booking.com for the years 2006 through 2012, in January 2019, we paid the assessments of approximately 356 million Euros ($403 million) in order to preserve our right to contest those assessments in court. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at December 31, 2020 and 2019, does not constitute an admission that we owe the taxes and will be refunded (with interest) to us to the extent we prevail. In December 2019 and October 2020, we initiated court proceedings with respect to certain of the assessments. Although we believe that Booking.com has been, and continues to be, in compliance with French tax law, and we are contesting the assessments, during the three months ended September 30, 2020, we contacted the French tax authorities regarding the potential to achieve resolution of the matter through a settlement. After assessing several potential outcomes and potential settlement amounts and terms, an unrecognized tax benefit in the amount of 50 million Euros ($61 million) has been recorded during the year ended December 31, 2020, of which the majority has been included as a partial reduction to the tax payment recorded in "Other Assets, net" in the Consolidated Balance Sheet at December 31, 2020. In December 2020, the French Administrative Court (Conseil d’Etat) delivered a decision in the "ValueClick" case that could have an impact on the outcome in our case. After considering the potential impact of the new decision on the potential outcomes for the Booking.com assessments, we currently estimate that the reasonably possible loss related to VAT is approximately 20 million Euros ($24 million). Additional assessments could result when the French tax authorities complete the outstanding audits. For additional information related to the French tax assessments, see Note 16 to our Consolidated Financial Statements and Part I, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities."

Beginning in 2014, Booking.com received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) (“BPF”) claiming that Booking.com is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which Booking.com is currently participating. BPF instituted legal proceedings against Booking.com and in 2016 the District Court of Amsterdam rejected all of BPF’s claims. BPF appealed the decision to the Court of Appeal, and, in May 2019, the Court of Appeal also rejected all of BPF’s claims, in each case by ruling that Booking.com does not meet the definition of a travel intermediary for purposes of the mandatory pension scheme. BPF has appealed to the Netherlands Supreme Court. In October 2020, the Dutch Advocate General issued an opinion to the Supreme Court stating that the Dutch Advocate General believes the decision of the Court of Appeal to be incorrect based on her interpretation of the pension scheme requirements. We have submitted to the Supreme Court a response to the Advocate General's opinion. While we continue to believe that Booking.com is in compliance with its pension obligations and that the Dutch Supreme Court should uphold the ruling of the Court of Appeal, based on the significant influence the Dutch Advocate General’s opinion typically has on the Supreme Court, we have reevaluated the probability of a loss and believe it is probable that we have incurred a loss related to this matter. We expect the Dutch Supreme Court to rule in the first quarter of 2021. In the event the Supreme Court overturns the decision of the Court of Appeal and remands the case to a lower court, we intend to pursue a number of defenses in any subsequent proceedings and may ultimately prevail in whole or in part. We are not able to reasonably estimate a loss or a range of loss because the litigation is ongoing and there are significant factual and legal questions yet to be determined. As a result, as of December 31, 2020, we have not recorded a liability in connection with a potential adverse outcome to this litigation. However, if Booking.com were to ultimately lose and all of BPF’s claims were to be accepted (including with retroactive effect to 1999), we estimate that as of December 31, 2020, the maximum loss, not including any potential interest or penalties, would be approximately $290 million. Such estimated potential loss increases as Booking.com continues not to contribute to the BPF and depends on Booking.com’s applicable employee compensation after December 31, 2020.

For additional information related to the pension matter and our other contingent liabilities, see Note 16 to our Consolidated Financial Statements.

Contractual Obligations and Commercial Commitments

The following table represents our material contractual obligations and commercial commitments at December 31, 2020:

	By Period (in millions)
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations(1)	$585	$168	$196	$85	$136
Building construction obligation(2)	103	87	16	—	—
Purchase obligations (3)	193	77	73	43	—
Senior notes(4)	13,991	1,323	3,225	4,049	5,394
U.S. transition tax liability	1,013	90	212	453	258
Letters of credit and bank guarantees(5)	138	110	6	2	20
Revolving credit facility and other(6)	11	4	6	1	—
Total(7) (8)	$16,034	$1,859	$3,734	$4,633	$5,808

(1)    Includes the land lease for Booking.com's future headquarters. See Notes 10 and 16 to our Consolidated Financial Statements for further details.
(2)    Includes commitments to vendors to fit out and furnish the office space. See Note 16 to our Consolidated Financial Statements for further details.
(3)    Represents significant noncancellable contractual obligations individually greater than $10 million. The obligations are primarily related to sponsorship and cloud hosting arrangements. Purchase obligations included here are those related to agreements to purchase goods and services that are enforceable and legally binding, that specify all significant terms, including the quantities to be purchased, price provisions and the approximate timing of the transaction.
(4)    Represents the aggregate principal amount of our senior notes outstanding at December 31, 2020 and cumulative interest to maturity of $1.8 billion.  Convertible debt does not reflect the market value in excess of the outstanding principal amount because we can settle the conversion premium amount in cash or shares of common stock at our option. See Note 12 to our Consolidated Financial Statements.
(5)    Standby letters of credit and bank guarantees issued on behalf of the Company at December 31, 2020 are primarily related to payment guarantees to third-party payment processors (see Notes 12 and 16 to our Consolidated Financial Statements).
(6)    Includes commitment fees on undrawn balances available under the revolving credit facility and fees on outstanding letters of credit at December 31, 2020.
(7)    We reported "Other long-term liabilities" of $111 million in the Consolidated Balance Sheet at December 31, 2020, the majority of which relates to unrecognized tax benefits of $57 million (see Note 15 to our Consolidated Financial Statements).  We have excluded these long-term liabilities from the contractual obligations table above as a variety of factors could affect the timing of payments for the liabilities; therefore, we cannot reasonably estimate the timing of such payments.  We believe that these matters will likely not be resolved in the next twelve months and, accordingly, we have classified the estimated liability as non-current in the Consolidated Balance Sheet.
(8)    In 2018, we entered into an agreement to sign a future lease related to approximately 222,000 square feet of office space in the city of Manchester in the United Kingdom for the future headquarters of Rentalcars.com. Our obligation to execute the lease is conditional upon the lessor completing certain activities, which are expected to be completed in 2021. If these activities are completed, the lease will commence for a term of approximately 13 years and we will have a lease obligation of approximately 65 million British Pounds Sterling ($88 million), excluding lease incentives. We will also make capital expenditures to fit out and furnish the office space. The obligation is not included in the table of contractual obligations presented above.

Off-Balance Sheet Arrangements

At December 31, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

During the year ended December 31, 2020, we sold our investments in government and corporate debt securities other than our investments in Trip.com Group convertible senior notes (see Note 5 to the Consolidated Financial Statements). Our investments in Trip.com Group convertible senior notes are more sensitive to the equity market price volatility of Trip.com Group's American Depositary Shares ("ADSs") than changes in interest rates. The estimated fair value of our Trip.com Group convertible senior notes will likely increase as the market price of Trip.com Group's ADSs increases and will likely decrease as the market price of Trip.com Group's ADSs falls.

At December 31, 2020 and 2019, the outstanding aggregate principal amount of our debt was $12.2 billion and $8.7 billion, respectively. We estimate that the fair value of such debt was approximately $14.0 billion and $9.8 billion at December 31, 2020 and 2019, respectively. The estimated fair value of our debt in excess of the outstanding principal amount at December 31, 2020 primarily relates to Senior Notes and the Convertible Senior Notes issued in April 2020. The estimated fair value of the Company's debt in excess of the outstanding principal amount at December 31, 2019 primarily relates to the conversion premium on the convertible senior notes. Excluding the effect on the fair value of our convertible senior notes, a hypothetical 100 basis point (1.0%) decrease in interest rates would have resulted in an increase in the estimated fair value of our other debt of approximately $544 million and $325 million at December 31, 2020 and 2019, respectively. Our convertible senior notes are more sensitive to the equity market price volatility of our shares than changes in interest rates. The fair value of the convertible senior notes will likely increase as the market price of our shares increases and will likely decrease as the market price of our shares falls.

Our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our international businesses are translated from local currencies (principally Euros and British Pounds Sterling) into U.S. Dollars. If the U.S. Dollar weakens against the local currencies, the translation of these foreign-currency-denominated balances will result in increased net assets, gross bookings, revenues, operating expenses and net income. Similarly, our net assets, gross bookings, revenues, operating expenses and net income will decrease if the U.S. Dollar strengthens against the local currencies. However, for the year ended December 31, 2020, movements in foreign currency exchange rates had little to no impact on our performance metrics and financial results. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. Additionally, foreign currency exchange rate fluctuations on transactions, denominated in currencies other than the functional currency, result in gains and losses that are reflected in our Consolidated Statements of Operations. We have a significant investment that is denominated in Hong Kong Dollars and the related impact from the movements in foreign currency exchange rates is recognized in "Other income (expense), net" in the Consolidated Statements and Operations.

We designate certain portions of the aggregate principal value of the Euro-denominated debt as a hedge against the impact of foreign currency exchange rate fluctuations on the net assets of one of our Euro functional currency subsidiaries. Foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Other income (expense), net" in our Consolidated Statements of Operations (see Note 12 to our Consolidated Financial Statements). Such foreign currency transaction gains or losses are dependent on the amount of net assets of the Euro functional currency subsidiary, the amount of the Euro-denominated debt that is designated as a hedge and fluctuations in foreign currency exchange rates.

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

We are exposed to equity price risk as it relates to changes in the fair values of our investments in equity securities of publicly-traded companies and private companies.  Due to the impact of the COVID-19 pandemic (see Note 2 to the Consolidated Financial Statements) on the business of the investee and the estimated decline in the value of our investment, we recorded a significant impairment charge related to our investment in a private company during the three months ended March 31, 2020 (see Notes 5 and 6 to the Consolidated Financial Statements). The estimated fair values of our investments in equity securities of publicly-traded companies and private companies, excluding certain investments classified as debt securities for accounting purposes, were $3.1 billion and $455 million, respectively, at December 31, 2020, and $1.8 billion and $501 million, respectively, at December 31, 2019.  Our investments in private companies, excluding certain investments classified as debt securities for accounting purposes, are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. A hypothetical 10% decrease in the fair values of these investments at December 31, 2020 and 2019 would have resulted in a loss, before tax, of approximately $355 million and $230 million, respectively, being recognized in net income.

Item 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K (See Part IV, Item 15, Exhibits and Financial Statement Schedules): Consolidated Balance Sheets at December 31, 2020 and 2019; Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; Notes to the Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of our management's assessment of the design and effectiveness of our internal controls over financial reporting for the year ended December 31, 2020.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. Our independent registered public accounting firm also attested to, and reported on the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the three months ended December 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Booking Holdings Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Booking Holdings Inc. and subsidiaries (the "Company") as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 24, 2021, expressed an unqualified opinion on those financial statements.
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
February 24, 2021

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Part III, Item 10 will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III, Item 11 will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III, Item 12 will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Part III, Item 13 will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Part III, Item 14 will be included in our Proxy Statement relating to our 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)                                  List of Documents Filed as a Part of this Annual Report on Form 10-K:

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K: Consolidated Balance Sheets at December 31, 2020 and 2019; Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; Notes to the Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

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

(b)                                 Exhibits

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. Some agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•should not be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10‑K and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

Exhibit Number	Description
3.1(a)	Restated Certificate of Incorporation of the Registrant.
3.2(b)	Amended and Restated By-Laws of the Registrant.
4.1	Reference is hereby made to Exhibits 3.1 and 3.2.
4.2(c)	Specimen Certificate for Registrant's Common Stock.
4.3(d)	Indenture, dated as of August 20, 2014, between the Registrant and American Stock Transfer & Trust Company, LLC as Trustee.
4.4(e)	Indenture, dated as of September 23, 2014, between the Registrant and Deutsche Bank Trust Company Americas, as Trustee.
4.5(f)	Indenture, dated as of August 8, 2017, between the Company and U.S. Bank National Association, as trustee.
4.6(g)	Form of 2.375% Senior Note due 2024.
4.7(h)	Officers' Certificate, dated September 23, 2014, for the 2.375% Senior Notes due 2024.
4.8(i)	Form of 1.800% Senior Note due 2027.
4.9(j)	Officers' Certificate, dated March 3, 2015, for the 1.800% Senior Notes due 2027.
4.10(k)	Form of 3.650% Senior Note due 2025.
4.11(l)	Officers' Certificate, dated March 13, 2015, for the 3.650% Senior Notes due 2025.
4.12(e)	Form of 2.15% Senior Note due 2022.
4.13(e)	Officers' Certificate, dated November 25, 2015, for the 2.15% Senior Notes due 2022.
4.14(m)	Form of 3.600% Senior Note due 2026.
4.15(m)	Officers' Certificate, dated May 23, 2016, for the 3.600% Senior Notes due 2026.
4.16(n)	Form of 0.800% Senior Note due 2022.
4.17(n)	Officers' Certificate, dated March 10, 2017, for the 0.800% Senior Notes due 2022.
4.18(o)	Form of 2.750% Senior Note due 2023.
4.19(o)	Officers' Certificate, dated August 15, 2017, with respect to the 2.750% Senior Notes due 2023.
4.20(o)	Form of 3.550% Senior Note due 2028.
4.21(o)	Officers' Certificate, dated August 15, 2017, with respect to the 3.550% Senior Notes due 2028.
4.22(gg)	Description of the Company's Common Stock Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.23(gg)	Description of the Company's 0.800% Senior Notes due 2022 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.24(gg)	Description of the Company's 2.150% Senior Notes due 2022 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.25(gg)	Description of the Company's 2.375% Senior Notes due 2024 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.26(gg)	Description of the Company's 1.800% Senior Notes due 2027 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.27(ee)	Form of 4.100% Senior Note due 2025.
4.28(ee)	Officer’s Certificate, dated April 13, 2020, with respect to the 4.100% Senior Notes due 2025.
4.29(ee)	Form of 4.500% Senior Note due 2027.

Exhibit Number	Description
4.30(ee)	Officer’s Certificate, dated April 13, 2020, with respect to the 4.500% Senior Notes due 2027.
4.31(ee)	Form of 4.625% Senior Note due 2030.
4.32(ee)	Officer’s Certificate, dated April 13, 2020, with respect to the 4.625% Senior Notes due 2030.
4.33(ee)	Form of 0.750% Convertible Senior Note due 2025.
4.34(ee)	Indenture, dated as of April 14, 2020, between Booking Holdings Inc. and U.S. Bank National Association, as trustee.
10.1(p)+	Booking Holdings Inc. 1999 Omnibus Plan (As Amended and Restated Effective June 7, 2018).
10.2(q)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan to non-employee directors.
10.3(hh)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan.
10.4(r)+	2018 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.5(t)+	2019 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.6(ii)+	Form of Performance Share Unit Agreement under the Company's 1999 Omnibus Plan.
10.7(s)+	Amended and Restated KAYAK Software Corporation 2012 Equity Incentive Plan.
10.8(s)+	OpenTable, Inc. Amended and Restated 2009 Equity Incentive Award Plan.
10.9(u)+	Buuteeq, Inc. Amended and Restated 2010 Stock Plan.
10.10(v)+	Amended and Restated Rocket Travel, Inc. 2012 Stock Incentive Plan.
10.11(v)+	Amended and Restated Annual Bonus Plan.
10.12(w)+	Form of Non-Competition and Non-Solicitation Agreement.
10.13(x)+	Second Amended and Restated Employment Agreement, dated April 21, 2015 by and between the Registrant and Peter J. Millones.
10.14(y)+	Employment Agreement, dated December 15, 2016 by and between the Registrant and Glenn D. Fogel.
10.15(y)+	Non-Competition and Non-Solicitation Agreement, dated December 15, 2016 by and between the Registrant and Glenn D. Fogel.
10.16(y)+	Employee Confidentiality and Assignment Agreement, dated December 15, 2016 by and between the Registrant and Glenn D. Fogel.
10.17(z)+	Employment Agreement, dated January 19, 2018, between the Registrant and David I. Goulden.
10.18(z)+	Non-Competition and Non-Solicitation Agreement, dated March 1, 2018, between the Registrant and David I. Goulden.
10.19(z)+	Employee Confidentiality and Assignment Agreement, dated January 19, 2018, between the Registrant and David I. Goulden.
10.20(aa)	Credit Agreement, dated as of August 14, 2019, among the Registrant, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.
10.21(b)+	Letter Agreement, dated October 24, 2019 by and between the Registrant and Glenn D. Fogel.
10.22(bb)+	Form of Employee Confidentiality and Assignment Agreement.
10.23(dd)	Amendment, dated as of April 7, 2020, to the Credit Agreement, dated as of August 14, 2019, by and among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
10.24(ff)	Amendment, dated as of October 28, 2020, to the Credit Agreement, dated as of August 14, 2019, by and among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certification of Glenn D. Fogel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David I. Goulden, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(cc)	Certification of Glenn D. Fogel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(cc)	Certification of David I. Goulden, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

Exhibit Number	Description
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included in Exhibit 101).
____________________________
+    Indicates a management contract or compensatory plan or arrangement.

(a)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 (File No. 1-36691).
(b)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 25, 2019 (File No. 1-36691).
(c)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-1 filed on March 18, 1999 (File No. 333-69657).
(d)	Previously filed as an exhibit to the Current Report on Form 8-K filed on August 20, 2014 (File No. 0-25581).
(e)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 25, 2015 (File No. 1-36691).
(f)	Previously filed as an exhibit to the Registration Statement on Form S-3 filed on August 8, 2017 (File No. 333-219800).
(g)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 22, 2014 (File No. 0-25581).
(h)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 26, 2014 (File No. 0-25581).
(i)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2015 (File No. 1-36691).
(j)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2015 (File No. 1-36691).
(k)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 12, 2015 (File No. 1-36691).
(l)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 13, 2015 (File No. 1-36691).
(m)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 23, 2016 (File No. 1-36691).
(n)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 10, 2017 (File No. 1-36691).
(o)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 15, 2017 (File No. 1-36691).
(p)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 8, 2018 (File No. 1-36691).
(q)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 9, 2011 (File No. 0-25581).
(r)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2018 (File No. 1-36691).
(s)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 3, 2017 (File No. 1-36691).
(t)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 1, 2019 (File No. 1-36691).
(u)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed on June 13, 2014 (File No. 333-196756).
(v)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2015 (File No. 1-36691).
(w)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2013 (File No. 0-25581).
(x)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 24, 2015 (File No. 1-36691).
(y)	Previously filed as an exhibit to the Current Report on Form 8-K filed on December 16, 2016 (File No. 1-36691).
(z)	Previously filed as an exhibit to the Current Report on Form 8-K filed on January 22, 2018 (File No. 1-36691).
(aa)	Previously filed as an exhibit to the Current Report on Form 8-K filed on August 14, 2019 (File No. 1-36691).
(bb)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on May 9, 2019 (File No. 1-36691).
(cc)	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.
(dd)	Previously filed as an exhibit to the Current Report on Form 8-K filed on April 8, 2020 (File No. 1-36691).
(ee)	Previously filed as an exhibit to the Current Report on Form 8-K filed on April 14, 2020 (File No. 1-36691).
(ff)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 30, 2020 (File No. 1-36691).

(gg)	Previously filed as an exhibit to the Annual Report on Form 10-K filed on February 26, 2020 (File No. 1-36691).
(hh)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on May 7, 2020 (File No. 1-36691)
(ii)	Previously filed as an exhibit to the Current Report on Form 8-K filed on July 17, 2020 (File No. 1-36691)

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOKING HOLDINGS INC.

By:	/s/ Glenn D. Fogel
	Name:	Glenn D. Fogel
	Title:	Chief Executive Officer and President
	Date:	February 24, 2021

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

Signature	Title	Date

/s/ Robert J. Mylod Jr.	Director, Chairman of the Board	February 24, 2021
Robert J. Mylod Jr.

/s/ Glenn D. Fogel	Director, Chief Executive Officer and President	February 24, 2021
Glenn D. Fogel

/s/ David I. Goulden	Executive Vice President and Chief Financial	February 24, 2021
David I. Goulden	Officer (Principal Financial Officer)

/s/ Susana D'Emic	Chief Accounting Officer and Controller	February 24, 2021
Susana D'Emic	(Principal Accounting Officer)

/s/ Timothy M. Armstrong	Director	February 24, 2021
Timothy M. Armstrong

/s/ Mirian Graddick-Weir	Director	February 24, 2021
Mirian Graddick-Weir

/s/ Bob van Dijk	Director	February 24, 2021
Bob van Dijk

/s/ Wei Hopeman	Director	February 24, 2021
Wei Hopeman

/s/ Jeffery H. Boyd	Director	February 24, 2021
Jeffery H. Boyd

/s/ Charles H. Noski	Director	February 24, 2021
Charles H. Noski

/s/ Nicholas J. Read	Director	February 24, 2021
Nicholas J. Read

/s/ Thomas E. Rothman	Director	February 24, 2021
Thomas E. Rothman

/s/ Lynn M. Vojvodich	Director	February 24, 2021
Lynn M. Vojvodich

/s/ Vanessa A. Wittman	Director	February 24, 2021
Vanessa A. Wittman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Booking Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Booking Holdings Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows, for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Total Revenues - Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
Total revenues for the year ended December 31, 2020 were $6.8 billion. Substantially all of the Company’s revenues are generated by providing online travel reservation services, which principally allow travelers to book travel reservations with travel service providers through the Company’s platforms. Revenues consist of a significant volume of low-dollar transactions utilizing multiple custom systems.
We identified total revenues as a critical audit matter as the majority of the processes to calculate and record revenues are highly automated, rely on a number of custom systems, and involve interfacing significant volumes of data across multiple systems. Given the complex information technology (IT) environment, this required the involvement of professionals with expertise in IT to identify, test, and evaluate the revenue data flows, the revenue systems and the automated controls.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company's revenue transactions included the following, among others:
•With the assistance of our IT specialists, we:
–Identified the systems used to calculate and record revenue transactions.

–Tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.
–Performed testing of system interface controls and automated controls within the relevant revenue streams.
•We tested business process controls to reconcile the various systems to the Company's general ledgers.
•We performed detail transaction testing by agreeing the amounts recognized to source documents and testing the mathematical accuracy of the recorded revenues.
Goodwill - Refer to Notes 2 and 11 to the financial statements
Critical Audit Matter Description
The Company's evaluation of goodwill impairment involves the comparison of the fair value of each of the Company's reporting units to its carrying value. The total goodwill balance was $1.9 billion as of December 31, 2020. A substantial portion of the Company's goodwill relates to the acquisitions of KAYAK in 2013 and OpenTable in 2014. The Company estimated the fair values using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approaches (earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples of comparable publicly traded companies). With respect to the income approach, management makes significant estimates and assumptions related to forecasts of future performance, including revenues, operating margins and discount rates. Due to the significant and negative financial impact of the COVID-19 pandemic, the Company recognized goodwill impairment charges of $1.1 billion for the year ended December 31, 2020 for the OpenTable and KAYAK reporting unit, resulting in an adjusted carrying value of goodwill for this reporting unit of $1.0 billion at December 31, 2020.
Given the significant judgments made by management to estimate the fair value of the OpenTable and KAYAK reporting unit, performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to selection of the discount rates and forecasts of future revenues and operating margins required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and operating margins and the selection of the discount rates for the OpenTable and KAYAK reporting unit included the following, among others:
•We tested the effectiveness of controls over goodwill impairment evaluation, including those over the forecasts and the selection of the discount rates.
•We evaluated management's ability to accurately forecast by comparing actual results in previous years to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts of future revenues and operating margins by comparing management’s forecasts with:
–Historical revenues and operating margins.
–Internal communications to management and the Board of Directors.
–Forecasted information, inclusive of COVID-19 economic assumptions, within analyst, economist and industry reports of the Company and selected companies in its peer group.
•We considered the impact of industry and market conditions on management's forecasts.
•With the assistance of our fair value specialists, we evaluated the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations and developing a range of independent estimates and comparing those to the discount rates selected by management.
•We evaluated the reasonableness of management's forecasts of future cash flows and discount rates utilized in the income approach fair value calculation by comparing the income approach fair value to the market approach fair values.
Commitments and Contingencies - Tax Matters - Refer to Note 16 to the financial statements
Critical Audit Matter Description
The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Company has received tax assessments relating to permanent establishment, transfer pricing matters, and/or value added taxes, including interest and penalties from French, Italian and Turkish tax authorities in the amount of $537 million, $129 million and $103 million respectively. The Company believes that it has been, and continues to be, in compliance with the relevant tax laws, and the Company is contesting these assessments. The Company has recorded a liability of $61 million for France and a liability of $5 million for Italy in connection with these assessments. In addition, the Company currently estimates that the reasonably possible loss related to VAT is approximately $24 million.
Given the complexity of the relevant tax laws and regulations, auditing management's evaluation and accounting for the tax positions associated with these tax assessments involved subjective and complex judgments.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting for the tax positions associated with the tax assessments included the following, among others:
•We tested the effectiveness of controls over accounting for uncertain tax positions.
•With the assistance of our tax specialists, we evaluated management's analysis regarding the likelihood of sustaining its tax positions upon examination by the relevant tax authorities and, we evaluated management's estimate of the amount of tax benefit recognized.
•We assessed the basis of the Company's analysis and measurement by obtaining, reading, and evaluating relevant third-party specialists' reports and the Company's documentation.
•We obtained, read, and evaluated relevant correspondence between the Company and the tax authorities.
•We evaluated any developments in the matters during the current fiscal year through inquiry of both Company personnel and the Company's third-party specialists.

/s/ DELOITTE & TOUCHE LLP
Stamford, Connecticut
February 24, 2021
We have served as the Company’s auditor since 1997.

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$10,562	$6,312
Short-term investments (Available-for-sale debt securities: Amortized cost of $500 and $998, respectively)	501	998
Accounts receivable, net (Allowance for expected credit losses of $166 and $49, respectively)	529	1,680
Prepaid expenses, net (Allowance for expected credit losses of $22 and $6, respectively)	337	479
Other current assets	277	364
Total current assets	12,206	9,833
Property and equipment, net	756	738
Operating lease assets	529	620
Intangible assets, net	1,812	1,954
Goodwill	1,895	2,913
Long-term investments (Includes available-for-sale debt securities: Amortized cost of $225 and $2,192, respectively)	3,759	4,477
Other assets, net (Allowance for expected credit losses of $33 at December 31, 2020)	917	867
Total assets	$21,874	$21,402

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$735	$1,239
Accrued expenses and other current liabilities	1,382	1,578
Deferred merchant bookings	323	1,561
Convertible debt	985	988
Total current liabilities	3,425	5,366
Deferred income taxes	1,127	876
Operating lease liabilities	366	462
Long-term U.S. transition tax liability	923	1,021
Other long-term liabilities	111	104
Long-term debt	11,029	7,640
Total liabilities	16,981	15,469

Commitments and contingencies (see Note 16)

Stockholders' equity:
Common stock, $0.008 par value, Authorized shares: 1,000,000,000 Issued shares: 63,406,451 and 63,179,471, respectively	—	—
Treasury stock, 22,446,897 and 21,762,070 shares, respectively	(24,128)	(22,864)
Additional paid-in capital	5,851	5,756
Retained earnings	23,288	23,232
Accumulated other comprehensive loss	(118)	(191)
Total stockholders' equity	4,893	5,933
Total liabilities and stockholders' equity	$21,874	$21,402
See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Agency revenues	$4,314	$10,117	$10,480
Merchant revenues	2,117	3,830	2,987
Advertising and other revenues	365	1,119	1,060
Total revenues	6,796	15,066	14,527
Operating expenses:
Marketing expenses	2,179	4,967	4,956
Sales and other expenses	755	955	830
Personnel, including stock-based compensation of $233, $308 and $317, respectively	1,944	2,248	2,042
General and administrative	581	797	699
Information technology	299	285	233
Depreciation and amortization	458	469	426
Restructuring and other exit costs	149	—	—
Impairment of goodwill	1,062	—	—
Total operating expenses	7,427	9,721	9,186
Operating (loss) income	(631)	5,345	5,341
Interest expense	(356)	(266)	(269)
Other income (expense), net	1,554	879	(237)
Earnings before income taxes	567	5,958	4,835
Income tax expense	508	1,093	837
Net income	$59	$4,865	$3,998
Net income applicable to common stockholders per basic common share	$1.45	$112.93	$84.26
Weighted-average number of basic common shares outstanding (in 000's)	40,974	43,082	47,446
Net income applicable to common stockholders per diluted common share	$1.44	$111.82	$83.26
Weighted-average number of diluted common shares outstanding (in 000's)	41,160	43,509	48,017

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net income	$59	$4,865	$3,998
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	50	(10)	(114)
Net unrealized gains (losses) on available-for-sale securities, net of tax	23	135	(199)
Total other comprehensive income (loss), net of tax	73	125	(313)
Comprehensive income	$132	$4,990	$3,685

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 and 2018
(In millions, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares (in 000's)	Amount	Shares (in 000's)	Amount
Balance, December 31, 2017	62,689	$—	(14,217)	$(8,699)	$5,783	$13,939	$238	$11,261
Cumulative effect of adoption of accounting standards updates	—	—	—	—	—	430	(241)	189
Net income	—	—	—	—	—	3,998	—	3,998
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(114)	(114)
Net unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(199)	(199)
Exercise of stock options and vesting of restricted stock units and performance share units	208	—	—	—	2	—	—	2
Repurchase of common stock	—	—	(3,100)	(6,012)	—	—	—	(6,012)
Stock-based compensation and other stock-based payments	—	—	—	—	320	—	—	320
Conversion of debt	—	—	—	—	(770)	—	—	(770)
Common stock issued in an acquisition	52	—	—	—	110	—	—	110
Balance, December 31, 2018	62,949	$—	(17,317)	$(14,711)	$5,445	$18,367	$(316)	$8,785
Net income	—	—	—	—	—	4,865	—	4,865
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(10)	(10)
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	135	135
Exercise of stock options and vesting of restricted stock units and performance share units	230	—	—	—	3	—	—	3
Repurchase of common stock	—	—	(4,445)	(8,153)	—	—	—	(8,153)
Stock-based compensation and other stock-based payments	—	—	—	—	308	—	—	308
Balance, December 31, 2019	63,179	$—	(21,762)	$(22,864)	$5,756	$23,232	$(191)	$5,933
Cumulative effect of adoption of accounting standard update	—	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	59	—	59
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	50	50
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	23	23
Issuance of convertible senior notes	—	—	—	—	96	—	—	96
Conversion of debt	—	—	—	—	(245)	—	—	(245)
Exercise of stock options and vesting of restricted stock units and performance share units	227	—	—	—	6	—	—	6
Repurchase of common stock	—	—	(685)	(1,264)	—	—	—	(1,264)
Stock-based compensation and other stock-based payments	—	—	—	—	238	—	—	238
Balance, December 31, 2020	63,406	$—	(22,447)	$(24,128)	$5,851	$23,288	$(118)	$4,893

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net income	$59	$4,865	$3,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	458	469	426
Provision for expected credit losses and chargebacks	319	138	163
Deferred income tax expense (benefit)	213	122	(150)
Net (gains) losses on marketable equity securities	(1,811)	(745)	367
Stock-based compensation expense and other stock-based payments	255	325	331
Amortization of debt discount and debt issuance costs	64	58	59
Operating lease amortization	184	172	—
Unrealized foreign currency transaction losses (gains) on Euro-denominated debt	200	(7)	—
Impairment of goodwill	1,062	—	—
Impairment of investment	100	—	—
Other	2	9	19
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	891	(323)	(319)
Prepaid expenses and other current assets	161	(263)	(201)
Deferred merchant bookings and other current liabilities	(2,266)	480	635
Long-term assets and liabilities	194	(435)	10
Net cash provided by operating activities	85	4,865	5,338

INVESTING ACTIVITIES:
Purchase of investments	(74)	(672)	(2,686)
Proceeds from sale and maturity of investments	2,997	8,099	5,616
Additions to property and equipment	(286)	(368)	(442)
Acquisitions and other investments, net of cash acquired	—	(9)	(273)
Net cash provided by investing activities	2,637	7,050	2,215

FINANCING ACTIVITIES:
Proceeds from revolving credit facility and short-term borrowings	—	400	25
Repayments of revolving credit facility and short-term borrowings	—	(425)	—
Proceeds from the issuance of long-term debt	4,108	—	—
Payments for conversion of debt	(1,244)	—	(1,487)
Payments for repurchase of common stock	(1,303)	(8,187)	(5,971)
Other financing activities	(33)	(8)	2
Net cash provided by (used in) financing activities	1,528	(8,220)	(7,431)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	—	(8)	(40)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	4,250	3,687	82
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period	6,332	2,645	2,563
Total cash and cash equivalents and restricted cash and cash equivalents, end of period	$10,582	$6,332	$2,645

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes (see Note 15)	$319	$1,074	$1,169
Cash paid during the period for interest	$278	$221	$219
Non-cash operating and financing activity for an acquisition (see Note 19)	$—	$—	$51
Non-cash investing and financing activity for an acquisition (see Note 19)	$—	$—	$59

 See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BUSINESS DESCRIPTION

Booking Holdings Inc. ("Booking Holdings" or the "Company") seeks to make it easier for everyone to experience the world by providing consumers, travel service providers and restaurants with leading travel and restaurant online reservation and related services. The Company offers its services through six primary consumer-facing brands: Booking.com, Priceline, agoda, Rentalcars.com, KAYAK and OpenTable. Through one or more of the Company's brands, consumers can: book a broad array of accommodations (including hotels, motels, resorts, homes, apartments, bed and breakfasts, hostels and other properties); make a car rental reservation or arrange for an airport taxi; make a dinner reservation; or book a flight, cruise, vacation package, tour or activity. Consumers can also use the Company's meta-search services to easily compare travel reservation information, such as airline ticket, hotel reservation and rental car reservation information, from hundreds of online travel platforms at once. In addition, the Company offers various other services to consumers, travel service providers and restaurants, such as certain travel-related insurance products and restaurant management services.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The Company's Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including acquired businesses from the dates of acquisition.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto.  Actual results may differ significantly from those estimates.  The estimates underlying the Company's Consolidated Financial Statements relate to, among other things, the valuation of goodwill, other long-lived tangible and intangible assets, the valuation of investments in private companies, income taxes, contingencies, stock-based compensation, the allowance for expected credit losses (also referred to as allowance for doubtful accounts), customer chargeback provisions and the accrual of obligations for loyalty and other incentive programs.

Impact of COVID-19

In response to the outbreak of the novel strain of the coronavirus, COVID-19 (the "COVID-19 pandemic"), many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, curfews, quarantine advisories, including quarantine restrictions after travel in certain locations, shelter-in-place orders, required closures of non-essential businesses and additional restrictions on businesses as part of re-opening plans. These government mandates have forced many of the customers on whom the Company’s business relies, including hotels and other accommodation providers, airlines and restaurants, to seek government support in order to continue operating, to curtail drastically their service offerings, to file for bankruptcy protection or to cease operations entirely. Further, these measures have materially adversely affected, and may further adversely affect, consumer sentiment and discretionary spending patterns and economies, and the Company’s workforce, operations and customers.

The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in travel and restaurant activities and consumer demand for related services. The Company’s financial results and prospects are almost entirely dependent on the sale of travel-related services. The Company’s results for the year ended December 31, 2020 have been materially and negatively impacted as compared to 2019 and 2018.

Due to the uncertain and rapidly evolving nature of current conditions around the world, the Company is unable to predict accurately the impact that the COVID-19 pandemic will have on its business going forward. With the spread of COVID-19 to all major regions and the discovery of new variants of the coronavirus, the Company expects the COVID-19 pandemic and its effects to continue to have a significant adverse impact on its business for the duration of the pandemic, during any resurgence of the pandemic and during the subsequent economic recovery, which could be an extended period of time.

Given the severe downturn in the global travel industry and the financial difficulties faced by many of the Company's travel service provider and restaurant customers and marketing affiliates, the Company has increased its provision for expected credit losses (also referred to as provision for bad debt or provision for uncollectible accounts) on receivables from and prepayments to its travel service provider and restaurant customers and marketing affiliates (see Note 7). Moreover, due to the high level of cancellations of existing reservations, the Company has incurred, and may continue to incur, higher than normal cash outlays to refund consumers for prepaid reservations, including certain situations where the Company has already transferred the prepayment to the travel service provider (see Note 3). Any material increase in the Company’s provision for expected credit losses and any material increase in cash outlays to refund consumers would have a corresponding adverse effect on the Company's results of operations and related cash flows.

As a result of the deterioration of the Company’s business due to the COVID-19 pandemic, the Company determined that a portion of its goodwill had experienced a decline in value at March 31, 2020 and recorded a significant impairment charge (see Note 11). In addition, the Company recorded a significant impairment charge at March 31, 2020 for one of the Company's long-term investments due to the impact of the COVID-19 pandemic on the business of the investee and the Company's estimate of the resulting decline in the value of the investment (see Notes 5 and 6). At September 30, 2020, the Company recorded an additional significant impairment charge to its goodwill (see Note 11). Even though no additional impairment indicators were identified as of December 31, 2020 for these assets, it is possible that the Company may have to record additional significant impairment charges in future periods.

See Note 12 for additional information about the Company’s existing debt arrangements, including $4.1 billion of debt issued in April 2020. The Company’s continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, the Company’s ability to meet debt covenant requirements, the Company’s operating performance and the Company's credit ratings. If the Company’s credit ratings were to be downgraded, or financing sources were to ascribe higher risk to the Company's rating levels, the Company or its industry, the Company’s access to capital and the cost of any financing would be negatively impacted. There is no guarantee that additional debt financing will be available in the future to fund the Company’s obligations, or that it will be available on commercially reasonable terms, in which case the Company may need to seek other sources of funding.

The extent of the effects of the COVID-19 pandemic on the Company’s business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments. These include, but are not limited to, the severity, extent and duration of the COVID-19 pandemic, including as a result of any new variants of COVID-19 and any resurgences of the pandemic, and its impact on the travel and restaurant industries and consumer spending more broadly. Even if economic and operating conditions for the Company’s business improve, the Company cannot predict the long-term effects of the pandemic on its business or the travel and restaurant industries as a whole. If the travel and restaurant industries are fundamentally changed by the COVID-19 pandemic in ways that are detrimental to the Company’s operating model, the Company’s business may continue to be adversely affected even as the broader global economy recovers.

In response to the reduction in the Company's business volumes as a result of the impact of the COVID-19 pandemic, the Company has taken actions to reduce the size of its workforce to optimize efficiency and reduce costs. See Note 20 for additional information.

Certain governments have passed or are considering legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid, and some of these governments have extended or are considering extending these programs. The Company has participated in several of these programs, including the Netherlands' wage subsidy program and the United Kingdom's job retention scheme. See Note 21 for additional information.

Change in Presentation and Reclassification
Certain amounts from prior periods have been reclassified to conform to the current year presentation, including the change in the presentation of marketing expenses disclosed later in this Note.

Fair Value of Financial Instruments
The Company's financial instruments, including cash, restricted cash, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these financial instruments.  Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Notes 5, 6 and 12 for information related to fair value for investments, derivatives and the Company's outstanding senior notes.

Cash and Cash Equivalents
Cash and cash equivalents consists primarily of cash and highly liquid investment grade securities with an original maturity of three months or less. Cash equivalents are recognized based on settlement date.

Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents are restricted through legal contracts or regulations. Restricted cash and cash equivalents at December 31, 2020, 2019 and 2018 principally relates to the minimum cash requirement for the Company's travel-related insurance business. The following table reconciles cash and cash equivalents and restricted cash and cash equivalents reported in the Consolidated Balance Sheets to the total amount shown in the Consolidated Statements of Cash Flows (in millions):

	December 31,
	2020	2019	2018
As included in the Consolidated Balance Sheets:
Cash and cash equivalents	$10,562	$6,312	$2,624
Restricted cash and cash equivalents included in "Other current assets"	20	20	21
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Consolidated Statements of Cash Flows	$10,582	$6,332	$2,645

Investments
Investments held by the Company include debt securities and equity securities. Investments in debt or equity securities that include embedded features, such as conversion or redemption features, are analyzed by the Company to determine if these features are embedded derivatives that require separate accounting treatment. Payments made for investments are reported in "Purchase of investments" and proceeds received from sales or maturities of investments are reported in "Proceeds from sale and maturity of investments" in the Consolidated Statements of Cash Flows.

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

For periods prior to January 1, 2020, investments in debt securities were considered to be impaired when a decline in fair value was judged to be other than temporary because the Company either intended to sell or it was more-likely-than not that it would be required to sell the impaired security before recovery. Once a decline in fair value was determined to be other than temporary, an impairment charge was recorded and a new cost basis in the investment was established.  If the Company did not intend to sell the debt security, but it was probable that the Company would not collect all amounts due, then only the impairment due to the credit risk would be recognized in net income and the remaining amount of the impairment would be recognized in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets.

On January 1, 2020, the Company adopted the accounting standards update on the measurement of credit losses on financial instruments. Under the current accounting standard, if the amortized cost basis of an available-for-sale security exceeds its fair value and if the Company has the intention to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, an impairment is recognized in the Consolidated Statements of Operations. If the Company does not have the intention to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis and the Company determines that the decline in fair value below the amortized cost basis of an available-for-sale security is entirely or partially due to credit-related factors, the credit loss is measured and recognized as an allowance for expected credit losses along with the related expense in the Consolidated Statements of Operations. The allowance is measured as the amount by which the debt security’s amortized cost basis exceeds the Company’s best estimate of the present value of cash flows expected to be collected.

The fair value of these investments is based on the specific quoted market price of the securities or comparable securities at the balance sheet dates. Unobservable inputs are also used when little or no market data is available. See Note 6 for information related to fair value measurements.

The Company's investments in marketable debt securities are recognized based on the trade date. The marketable debt securities generally have a term of less than five years and are assessed for classification in the Consolidated Balance Sheets as short-term or long-term at the individual security level. Classification as short-term or long-term is based on the maturities of the securities, as applicable, and the Company's expectations regarding the timing of sales and redemptions. Investments of a strategic nature that have been made for the purpose of affiliation or potential business advantage or in connection with a commercial relationship are included in "Long-term investments" in the Consolidated Balance Sheets, except in situations where the Company expects the investment to be realized in cash, redeemed or sold within one year. The cost of marketable debt securities sold is determined using a first-in and first-out method.

Equity Securities
Equity securities are reported as "Long-term investments" in the Consolidated Balance Sheets and include marketable equity securities and equity investments without readily determinable fair values. Marketable equity securities are reported at estimated fair value with changes in fair value recognized in "Other income (expense), net" in the Consolidated Statements of Operations.

The Company holds investments in equity securities of private companies, over which the Company does not have the ability to exercise significant influence or control. The Company elected to measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

See Notes 5 and 6 for further information related to investments.

Accounts Receivable from Customers and Allowance for Expected Credit Losses
For periods prior to January 1, 2020, receivables from customers are recorded at the original invoiced amounts net of an allowance for doubtful accounts. The allowance for doubtful accounts was estimated based on historical experience, aging of the receivable, credit quality of the customers, economic trends and other factors that may affect the Company's ability to collect from customers.

On January 1, 2020, the Company adopted the accounting standards update on the measurement of expected credit losses, which requires the Company to estimate lifetime expected credit losses upon recognition of the financial assets. The Company has identified the relevant risk characteristics, of its customers and the related receivables and prepayments, which include the following: size, type (alternative accommodations vs. hotels) or geographic location of the customer, or a combination of these characteristics. Receivables with similar risk characteristics have been grouped into pools. For each pool, the Company considers the historical credit loss experience, current economic conditions, supportable forecasts of future economic conditions, and any recoveries in assessing the lifetime expected credit losses. Other key factors that influence the expected credit loss analysis include customer demographics, payment terms offered in the normal course of business to customers, the nature of competition, and industry-specific factors that could impact the Company's receivables. Additionally, external data and macroeconomic factors are considered. This is assessed at each quarter based on the Company’s specific facts and circumstances. See Note 7 for additional information.

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

Website and Internal-use Software Capitalization
Acquisition costs and certain direct development costs associated with website and internal-use software are capitalized and include external direct costs of services and payroll costs for employees devoting time to the software projects principally related to platform development, including support systems, software coding, designing system interfaces and installation and testing of the software.  These costs are recorded as property and equipment and are generally amortized beginning when the asset is substantially ready for use. Costs incurred for enhancements that are expected to result in additional features or functionalities are capitalized and amortized over the estimated useful life of the enhancements. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

Cloud Computing Arrangements
The Company utilizes various third-party computer systems and third-party service providers, including global distribution systems ("GDSs") serving the accommodation, rental car and airline industries. The Company uses both internally-developed systems and third-party systems to operate its services, including transaction processing, order management and financial and accounting systems. For periods beginning after December 31, 2018, implementation costs incurred in a hosting arrangement that is a service contract are capitalized and amortized over the term of the hosting arrangement. The capitalized implementation costs are reported as "Prepaid expenses, net" or "Other assets, net" in the Company's Consolidated Balance Sheets, as appropriate. The related amortization expenses are reported as "Information technology" in the Company's Consolidated Statements of Operations.

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

Under the current lease standard, the Company determines if an arrangement is a lease, or contains a lease, when a contract is signed. The Company determines if a lease is an operating or finance lease and records a lease asset and a lease liability upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. The Company has operating leases for office space, data centers and land for Booking.com's future headquarters. For office space, data centers and land, the Company has elected to combine the fixed payments to lease the asset and any fixed non-lease payments (such as maintenance or utility charges) when determining its lease payments.
The Company uses its incremental borrowing rate as its discount rate to determine the present value of its remaining lease payments to calculate its lease assets and lease liabilities because the rate implicit in the lease is not readily determinable. The incremental borrowing rate approximates the rate the Company would pay to borrow in the currency of the lease payments on a collateralized basis for the weighted-average life of the lease. Operating lease assets also include any prepaid lease payments and lease incentives received prior to lease commencement.
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
Most leases have one or more options to renew, with renewal terms that can extend the initial lease term for various periods up to 9 years. The exercise of renewal options for office space and data centers is at the Company’s discretion and are included if they are reasonably certain to be exercised. The land lease for Booking.com's future headquarters has an initial term which expires in 2065, at which time the lease payments will be adjusted based on the value of the land on the reassessment date. The Company considered the initial term of the land lease to be its expected period of use.
"Operating lease assets" in the Consolidated Balance Sheets includes the land-use rights related to payment in 2016 for the land lease for Booking.com's future headquarters as described above. The land-use rights are amortized on a straight-line basis over its expected period of use. This expense is recorded as lease expense in "General and administrative" expense in the Consolidated Statements of Operations. See Notes 10 and 16 for further information.

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

Goodwill is not subject to amortization and is tested annually for impairment and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The Company tests goodwill at a reporting unit level.  The fair value of the reporting unit is compared to its carrying value, including goodwill.  Fair values are determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approaches (e.g., earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples of comparable publicly traded companies) and based on market participant assumptions.  For periods prior to January 1, 2020, an impairment was recorded to the extent that the implied fair value of goodwill is less than the carrying value of goodwill. The Company adopted the accounting standards update on goodwill impairment in the first quarter of 2020, under which a goodwill impairment loss is measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. See Note 11 for further information.

Impairment of Long-lived Assets
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

Foreign Currency Translation
The functional currency of the Company's subsidiaries is generally the respective local currency.  For international operations, assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date.  Income statement amounts are translated at monthly average exchange rates applicable for the period.  Translation gains and losses are included as a component of "Accumulated other comprehensive loss" in the Company's Consolidated Balance Sheets.  Foreign currency transaction gains and losses are included in "Other income (expense), net" in the Company's Consolidated Statements of Operations.

Derivative Financial Instruments
As a result of the Company's international operations, it is exposed to various market risks that may affect its consolidated results of operations, cash flows and financial position.  These market risks include, but are not limited to, fluctuations in foreign currency exchange rates.  For the Company's international operations, the primary foreign currency exposures are in Euros and British Pounds Sterling, in which the Company conducts a significant portion of its business activities.  As a result, the Company faces exposure to adverse movements in foreign currency exchange rates as the financial results of its international operations are translated from local currencies into U.S. Dollars upon consolidation.  Additionally, foreign currency exchange rate fluctuations on transactions denominated in currencies other than the functional currency of an entity result in gains and losses that are reflected in net income.

The Company may enter into derivative instruments to hedge certain net exposures of nonfunctional currency denominated assets and liabilities and the volatility associated with translating earnings for its international operations into U.S. Dollars, even though it does not elect to apply hedge accounting or hedge accounting does not apply.  These contracts are generally short-term in duration. Certain of the Company's derivative instruments have master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company reports the fair value of its derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets in "Other current assets" and "Accrued expenses and other current liabilities," respectively. Unless designated as hedges for accounting purposes, gains and losses resulting from changes in the fair value of derivative instruments are recognized in "Other income (expense), net" in the Consolidated Statements of Operations in the period that the changes occur and are classified within "Net cash provided by operating activities" in the Consolidated Statements of Cash Flows. See Note 6 for further information related to these derivative instruments.

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

Non-derivative Instrument Designated as Net Investment Hedge
The foreign currency transaction gains or losses on the Company's Euro-denominated debt are measured based upon changes in spot rates. The foreign currency transaction gains or losses on the Euro-denominated debt that is designated as a hedging instrument for accounting purposes are recorded in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument are recognized in "Other income (expense), net" in the Consolidated Statement of Operations. See Notes 12 and 14 for further information related to the net investment hedge.

Revenue Recognition

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using a modified retrospective method applied to all contracts as of January 1, 2018. The Company recorded a net increase to its retained earnings of $189 million, net of tax, as of January 1, 2018, due to the cumulative impact of adopting the current revenue recognition standard, with substantially all of the impact related to the Company’s online travel reservation services. Under the current revenue recognition standard, the Company recognizes revenue for travel reservation services when the travel begins rather than when the travel is completed.

Online travel reservation services
Substantially all of the Company's revenues are generated by providing online travel reservation services, which principally allows travelers to book travel reservations with travel service providers through the Company’s platforms. While the Company generally refers to a consumer that books travel reservation services on the Company's platforms as its customer, for accounting purposes, the Company's customers are the travel service providers and, in certain merchant transactions, the travelers. The Company's contracts with travel service providers give them the ability to market their reservation availability without transferring responsibility to deliver the travel service to the Company. Therefore, the Company's revenues are presented on a net basis in the Consolidated Statements of Operations. These contracts include payment terms and establish the consideration to which the Company is entitled, which includes either a commission or a margin on the travel transaction. Revenue is measured based on the expected consideration specified in the contract with the travel service provider, considering the effects of sales incentives, "no show" cancellations (where the traveler has not cancelled the reservation but does not arrive on the scheduled reservation date) and "late" cancellations (where the travel service provider accepts a cancellation after its cancellation cut-off date). Estimates for cancellations and sales incentives are based on historical experience and current trends. Coupons are recorded as a reduction of the transaction price, generally at the time they are redeemed. The local occupancy taxes, general excise taxes, value-added taxes, sales taxes and other similar taxes ("travel transaction taxes"), if any, collected from travelers are reported on a net basis in revenues in the Consolidated Statements of Operations.
Revenues for online travel reservation services are recognized at a point in time when the Company has completed its post-booking services and the travelers begin using the arranged travel services. These services are classified into two categories:

•Agency revenues are derived from travel-related transactions where the Company does not facilitate payments from travelers for the services provided. The Company invoices the travel service providers for its commissions in the month that travel is completed. Agency revenues consist almost entirely of travel reservation commissions. Substantially all of the Company's agency revenue is from Booking.com agency accommodation reservations.

•Merchant revenues are derived from travel-related transactions where the Company facilitates payments from travelers for the services provided, generally at the time of booking. The Company records cash collected from travelers, which includes the amounts owed to the travel service providers and the Company’s commission or margin and fees, as deferred merchant bookings until the arranged travel service begins. Merchant revenues include travel reservation commissions and transaction net revenues (i.e., the amount charged to travelers less the amount owed to travel service providers) in connection with the Company's merchant reservations services; credit card processing rebates and customer processing fees; and ancillary fees, including travel-related insurance revenues. Substantially all merchant revenues are derived from transactions where travelers book accommodation reservations or rental car reservations.

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

Accrued Liabilities for Loyalty and Other Incentive Programs

See Note 3 for information related to accrued liabilities for loyalty and other incentive programs.

Deferred Revenue

See Note 3 for information related to deferred revenue.

Advertising Expenses
Marketing Expenses

The Company's advertising expenses are reported in "Marketing expenses" in the Consolidated Statements of Operations.

Marketing expenses consist of performance marketing expenses and brand marketing expenses. Performance marketing expenses are expenses generally measured by return on investment or an increase in bookings over a specified time period. These expenses consist primarily of the costs of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; and (4) other performance-based marketing and incentives. Performance marketing expenses are recognized as incurred. Included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets are accrued performance marketing liabilities of $156 million and $333 million at December 31, 2020 and 2019, respectively. Brand marketing expenses are expenses incurred to build brand awareness over a specified time period. These expenses consist primarily of television advertising and online video and display advertising (including the airing of the Company's television advertising online), as well as other marketing expenses such as public relations and sponsorships. Brand marketing expenses are generally recognized as incurred with the exception of advertising production costs, which are deferred and expensed the first time the advertisement is displayed or broadcast.

In the year ended December 31, 2019 and prior periods, the Company's marketing expenses were presented in the Consolidated Statements of Operations as "Performance marketing" and "Brand marketing" expenses. In 2020, the Company changed the presentation of marketing expenses by combining "Performance marketing" and "Brand marketing" into "Marketing expenses" in the Consolidated Statement of Operations because of the increased convergence of performance marketing and brand marketing channels in areas including digital marketing and the Company's view of overall marketing expenditure as its investment in customer acquisition and retention. The change in presentation had no impact on operating income or net income.

Sales and Other Expenses
Sales and other expenses are generally variable in nature and consist primarily of: (1) credit cards and other payment processing fees associated with merchant transactions; (2) provisions for expected credit losses, primarily related to accommodation commission receivables and prepayments to certain customers; (3) fees paid to third parties that provide call center, website content translations and other services; (4) customer relations costs; (5) customer chargeback provisions and fraud prevention expenses associated with merchant transactions; and (6) insurance claim costs for the Company's travel-related insurance business.

Personnel
Personnel expenses consist of compensation to the Company's personnel, including salaries, stock-based compensation, bonuses, payroll taxes and employee health and other benefits.  Included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets are accrued compensation liabilities of $333 million and $344 million at December 31, 2020 and 2019, respectively.

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

Government Grants and Other Assistance
The Company recognizes government grants in the financial statements when it is probable that the grant will be received and the Company will comply with the conditions of the grant. Government grants are recorded as a reduction in the related operating expense or the cost of the asset that they are intended to defray. The government grants received by the Company have principally been granted to defray personnel costs.

Information Technology
Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) outsourced data center and cloud computing costs; (3) payments to contractors; and (4) data communications and other expenses associated with operating the Company's services.

Restructuring and Other Exit Costs
The Company records employee severance and other termination costs that meet the requirements for recognition in accordance with the relevant guidance of ASC 420, Exit or Disposal Cost Obligations, or ASC 712, Compensation - Nonretirement Postemployment Benefits, as applicable. For involuntary termination benefits that are not provided under the terms of an ongoing benefit arrangement, the liability for the current fair value of expected future costs associated with a management-approved restructuring plan is recognized in the period in which the plan is communicated to the employees and the plan is not expected to change significantly. For ongoing benefit arrangements, inclusive of statutory requirements, employee termination costs are accrued when the existing situation or set of circumstances indicates that an obligation has been incurred, it is probable the benefits will be paid, and the amount can be reasonably estimated. Termination benefits associated with voluntary leaver schemes are recorded when the employee irrevocably accepts the offer and the amount can be reasonably estimated.

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

Contingencies
Loss contingencies (other than income tax-related contingencies) arise from actual or possible claims and assessments and pending or threatened litigation that may be brought against the Company by individuals, governments or other entities. Based on the Company's assessment of loss contingencies at each balance sheet date, a loss is recorded in the financial statements if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.

Segment Reporting
The Company historically determined that its primary brands constituted its operating segments. In 2019, reflecting changes to the management structure, the Company reorganized its operating segments from six to four operating segments by combining Booking.com with Rentalcars.com and KAYAK with OpenTable. The Company's Booking.com and Rentalcars.com operating segment represents a substantial majority of the Company's total revenues and operating income. The Company's operating segments continue to be aggregated into one reportable segment based on the similarity in economic characteristics, other qualitative factors and the objectives and principles of ASC 280, Segment Reporting. For geographic information, see Note 18.

Recent Accounting Pronouncements Adopted

Simplifying the Test for Goodwill Impairment

The Financial Accounting Standards Board ("FASB") issued an accounting update to simplify the test for goodwill impairment. The revised guidance eliminates the previously required step two of the goodwill impairment test, which required a hypothetical purchase price allocation to measure goodwill impairment. Under the revised guidance, a goodwill impairment loss will be measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The Company adopted this update in the first quarter of 2020 and applied it on a prospective basis (see Note 11 for additional information on the goodwill impairment tests performed in 2020).

Measurement of Credit Losses on Financial Instruments

The FASB issued an accounting update on the measurement of credit losses for certain financial assets measured at amortized cost and available-for-sale debt securities. For financial assets measured at amortized cost, this update requires an entity to (1) estimate its lifetime expected credit losses upon recognition of the financial assets and establish an allowance to present the net amount expected to be collected, (2) recognize this allowance and changes in the allowance during subsequent periods through net income and (3) consider relevant information about past events, current conditions and reasonable and supportable forecasts in assessing the lifetime expected credit losses. For available-for-sale debt securities, this update made several targeted amendments to the existing other-than-temporary impairment model, including (1) requiring disclosure of the allowance for expected credit losses, (2) allowing reversals of the previously recognized credit losses until the entity has the intent to sell or the entity is more-likely-than-not required to sell the securities or the maturity of the securities, (3) limiting impairment to the difference between the amortized cost basis and fair value and (4) not allowing entities to consider the length of time that fair value has been less than amortized cost as a factor in evaluating whether a credit loss exists. The Company adopted this update in the first quarter of 2020 and applied this update on a modified retrospective basis. Upon adoption of the new standard on January 1, 2020, the Company recorded a net decrease to its retained earnings of $3 million, net of tax. See Note 7 for additional information related to allowance for expected credit losses on accounts receivable and other financial assets and Note 5 for additional information related to investments in available-for-sale debt securities.

SEC Amendments to Regulation S-K

On November 19, 2020, the U.S. Securities and Exchange Commission issued final rules to amend Regulation S-K. These changes are effective for annual filings for the first fiscal year ending on or after August 9, 2021 and early adoption is permitted. The Company elected to adopt the amendments to Item 302 of Regulation S-K in their entirety, which eliminates the requirement to disclose, in these Consolidated Financial Statements, selected financial information for each quarter during the two most recent fiscal years, except in situations with certain retrospective changes.

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

The Company adopted this update on January 1, 2021 and applied the amendment related to franchise taxes that are partially based on income on a modified retrospective basis and all other amendments on a prospective basis. The adoption did not have a material impact on the Company's Consolidated Financial Statements.

3.    REVENUE

Disaggregation of Revenue

Revenue by Type of Service

Approximately 88%, 87% and 87% of the Company's revenues for each of the years ended December 31, 2020, 2019 and 2018, respectively, relates to online accommodation reservation services. Revenue from all other sources of online travel reservation services and advertising and other revenues each individually represent less than 10% of the Company's total revenues for each year.

Revenue by Geographic Area

See Note 18 for the information related to revenue by geographic area.

Deferred Revenue

Cash payments received from travelers in advance of the Company completing its performance obligations are included in "Deferred merchant bookings" in the Company's Consolidated Balance Sheets and are comprised principally of amounts estimated to be payable to the travel service providers as well as the Company's estimated deferred revenue for its commission or margin and fees. The Company expects to complete its performance obligations within one year from the reservation date. The amounts are subject to refunds for cancellations.

The following table summarizes the activity of deferred revenue for online travel reservation services for the years ended December 31, 2020 and 2019 (in millions):

	Year Ended December 31,
	2020	2019
Balance, beginning of year	$220	$149
Revenues recognized from the beginning balance	(154)	(134)
Cancellations	(66)	(15)
Payments received from travelers net of amounts estimated to be payable to travel service providers and other changes	50	220
Balance, end of year	$50	$220

Loyalty and Other Incentive Programs

The Company provides loyalty programs where participating consumers are awarded loyalty points on current transactions that can be redeemed in the future. At December 31, 2020 and 2019, liabilities for loyalty program incentives of $21 million and $80 million, respectively, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets. The Company’s largest loyalty program is at OpenTable, where points can be redeemed for rewards such as qualifying reservations at participating restaurants, third-party gift cards and accommodation reservations booked through some of the Company’s other platforms. The estimated fair value of the loyalty points that are expected to be redeemed is recognized as a reduction of revenue at the time the incentives are granted. In March 2018, OpenTable introduced a three-year time-based expiration for points earned by diners, which reduced its loyalty program liability by $27 million, with a corresponding increase to revenue. Unredeemed loyalty points existing as of the date of introduction of the expiration provision will expire during the three months ending March 31, 2021. Unredeemed loyalty points earned after the date of introduction of the expiration provision expire three years after they were earned. In 2020, the Company recorded a decrease of $28 million to the liability, primarily due to changes in estimates of the number of loyalty points expected to be redeemed prior to expiration, with a corresponding increase to revenue.

In addition to the loyalty programs, at December 31, 2020 and 2019, liabilities of $60 million and $22 million, respectively, for other incentive programs, such as referral bonuses, rebates, credits and discounts, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.  During 2020, the Company offered additional rebates to customers meeting certain eligibility requirements under an incentive program at Booking.com. The eligibility requirements include the customer's enrollment in Booking.com's Genius Program (program features include special discounts offered by customers to frequent travelers) and Preferred Partner Program (program features include greater visibility for customers in search results for payment of higher commission) and timely payment of invoices. The additional rebates resulted in a reduction of revenue of $100 million during the year ended December 31, 2020 and a liability of $25 million at December 31, 2020.

Refunds to Travelers

Due to the high level of cancellations of existing reservations as a result of the COVID-19 pandemic (see Note 2), the Company has incurred, and may continue to incur, higher than normal cash outlays to refund travelers for prepaid reservations, including certain situations where the Company has already transferred the prepayment to the travel service provider. For the year ended December 31, 2020, the Company recorded a reduction in revenue of $44 million for refunds paid or estimated to be payable to travelers where the Company agreed to provide free cancellation for certain non-refundable reservations without a corresponding estimated expected recovery from the travel service providers.

4.     STOCK-BASED COMPENSATION

The Company's 1999 Omnibus Plan, as amended and restated effective June 7, 2018, (the "1999 Plan") is the primary stock compensation plan from which broad-based employee, non-employee director and consultant equity awards may be made.  At December 31, 2020, there were 1,614,570 shares of common stock available for future grant under the 1999 Plan. In addition, under plans assumed in connection with various acquisitions, there were 52,192 shares of common stock available for future grant at December 31, 2020.

Stock-based compensation issued under the plans generally consists of restricted stock units, performance share units and stock options. Performance share units and restricted stock units are payable in shares of the Company's common stock upon vesting. The Company issues shares of its common stock upon the exercise of stock options.

Stock-based compensation expense included in "Personnel" expenses in the Consolidated Statements of Operations was $233 million, $308 million and $317 million for the years ended December 31, 2020, 2019 and 2018, respectively.  The related tax benefit for stock-based compensation was $30 million, $38 million and $36 million for the years ended December 31, 2020, 2019 and 2018, respectively.  Stock-based compensation for the years ended December 31, 2020, 2019 and 2018 includes benefits of $71 million and $4 million, and a charge of $48 million, respectively, representing the impact of adjusting the estimated probable outcome at the end of the performance period for outstanding unvested performance share units.

Due to the impact of the COVID-19 pandemic (see Note 2), there was a significant decline in the estimated performance over the performance periods against the performance targets and consequently, a significant reduction in the number of shares that were probable to be issued as compared to December 31, 2019. As a result, the Company recognized a reduction in stock-based compensation expense of $73 million, which is included in "Personnel" expense in the Consolidated Statement of Operations for the year ended December 31, 2020. In 2020, considering pre-COVID-19 performance and the significant effect of the COVID-19 pandemic on Company performance and consequently on the number of shares that were probable to be issued to employees, the Company modified the performance-based awards granted in 2018 (other than the performance-based awards granted to executive officers and certain other employees) to fix the number of shares to be issued, subject to other vesting conditions. As a result, the Company incurred an additional stock-based compensation expense of $11 million to be recognized over the remaining requisite service period. In January 2021, the Company modified the performance-based awards granted in 2018 and 2019 to its executive officers, to fix the number of shares to be issued, subject to other vesting conditions. The modification, in the aggregate, will result in additional stock-based compensation expense of approximately $40 million, to be recognized over the remaining requisite service periods for the performance-based awards.

Restricted stock units and performance share units granted by the Company during the years ended December 31, 2020, 2019 and 2018 had aggregate grant-date fair values of $392 million, $380 million and $337 million, respectively.  Restricted stock units and performance share units that vested during the years ended December 31, 2020, 2019, and 2018 had aggregate fair values at vesting of $358 million, $373 million and $415 million, respectively. At December 31, 2020, there was $384 million of estimated total future stock-based compensation expense related to unvested restricted stock units and performance share units to be recognized over a weighted-average period of 1.9 years.

Stock options granted by the Company during the year ended December 31, 2020 had an aggregate grant-date fair value of $79 million. At December 31, 2020, there was $57 million of estimated total future stock-based compensation expense related to unvested stock options to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units

The Company makes broad-based grants of restricted stock units that generally vest during a period of one- to three-years, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability.

The following table summarizes the activity of restricted stock units for employees and non-employee directors during the year ended December 31, 2020:

Restricted Stock Units	Shares	Weighted-average Grant-date Fair Value

Unvested at December 31, 2019	256,745	$1,801

Granted	222,977	$1,659
Vested	(130,684)	$1,822
Forfeited	(43,079)	$1,737
Unvested at December 31, 2020	305,959	$1,697

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

The following table summarizes the activity of performance share units for employees during the year ended December 31, 2020:

Performance Share Units	Shares	Weighted-average Grant-date Fair Value

Unvested at December 31, 2019	216,083	$1,835

Granted	9,040	$2,498
Vested	(82,023)	$1,741
Performance Shares Adjustment *	(49,775)	$1,944
Forfeited	(8,847)	$1,829
Unvested at December 31, 2020	84,478	$1,930
*Probable outcome for these performance-based awards is updated based upon changes in actual and forecasted operating results or expected achievement of performance goals, as applicable, and the impact of modifications.

The following table summarizes the estimated vesting, as of December 31, 2020, of performance share units granted in 2020, 2019 and 2018, net of forfeiture and vesting since the respective grant dates:

Performance Share Units, by grant year	2020	2019	2018
Shares probable to be issued	9,040	40,843	34,595
Shares not subject to the achievement of minimum performance thresholds	—	40,843	N/A*
Shares that could be issued if maximum performance thresholds are met	18,080	108,522	N/A*
* The performance period for the performance share units granted in 2018 ended on December 31, 2020.

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

The following table summarizes the assumptions used to value option grants granted during the year ended December 31, 2020 using the Black-Scholes options pricing model:

Black-Scholes assumptions
Risk-free interest rate	0.56%
Expected term in years	6.4
Expected stock price volatility	33.8%
Expected dividend yield	0%

The following table summarizes the activity for stock options during the year ended December 31, 2020:

Employee Stock Options	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-average Remaining Contractual Term (in years)
Balance, December 31, 2019	15,122	$484	$24	2.6
Granted	163,494	$1,411
Exercised	(13,217)	$466
Forfeited	(12,653)	$1,411
Balance, December 31, 2020	152,746	$1,401	$126	9.3
Exercisable at December 31, 2020	1,954	$660	$3	2.1

Stock options granted by the Company during the year ended December 31, 2020 had a weighted-average grant-date fair value per option of $485. The aggregate intrinsic value of employee stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $15 million, $20 million and $5 million, respectively.

5.    INVESTMENTS
The following table summarizes, by major security type, the Company's investments at December 31, 2020 (in millions):

	Cost	Gross Unrealized Gains /Upward Adjustments	Gross Unrealized Losses /Downward Adjustments	Carrying Value
Short-term investments:
Debt securities:
Trip.com Group convertible debt securities	$500	$1	$—	$501

Long-term investments:
Investments in private companies:
Debt securities	$200	$—	$—	$200
Equity securities	552	3	(100)	455
Other long-term investments:
Debt securities:
Trip.com Group convertible debt securities	25	—	(1)	24
Equity securities	463	2,617	—	3,080
Total	$1,240	$2,620	$(101)	$3,759

The following table summarizes, by major security type, the Company's investments at December 31, 2019 (in millions):

prv	Cost	Gross Unrealized Gains /Upward Adjustments	Gross Unrealized Losses /Downward Adjustments	Carrying Value
Short-term investments:
Debt securities:
International government securities	$109	$—	$—	$109
U.S. government securities	138	—	—	138
Corporate debt securities	751	1	(1)	751
Total	$998	$1	$(1)	$998

Long-term investments:
Investments in private companies:
Debt securities	$250	$—	$—	$250
Equity securities	501	—	—	501
Other long-term investments:
Debt securities:
International government securities	68	—	—	68
U.S. government securities	136	—	(1)	135
Corporate debt securities	963	2	(2)	963
Trip.com Group convertible debt securities	775	—	(8)	767
Equity securities	1,117	684	(8)	1,793
Total	$3,810	$686	$(19)	$4,477

Investments in Government and Corporate Debt Securities

The Company has classified its investments in international government securities, U.S. government securities and corporate debt securities as available-for-sale securities. During the year ended December 31, 2020, the Company realized $2.2 billion in cash from sales and maturities of its investments in government and corporate debt securities.

Investments in Trip.com Group

At December 31, 2020, the Company had $525 million invested in convertible senior notes issued at par value by Trip.com Group including $25 million six-year convertible senior notes issued in September 2016 and $500 million ten-year convertible senior notes issued in December 2015. The $500 million convertible senior notes include a put option allowing the Company, at its option, to require a prepayment in cash from Trip.com Group at the end of the sixth year of the note. The $500 million convertible senior notes were classified as "Short-term investments" in the Consolidated Balance Sheet at December 31, 2020 as the Company expects to exercise the put option and redeem the investment. In May 2020, the Company's May 2015 investment of $250 million in Trip.com Group's convertible senior notes was repaid upon maturity.

The Company determined that the economic characteristics and risks of the put option related to the $500 million convertible senior notes are clearly and closely related to the notes, and therefore did not meet the requirement for separate accounting as embedded derivatives. The Company monitors the conversion features of these notes to determine whether they meet the definition of an embedded derivative during each reporting period. The conversion feature associated with the $25 million convertible senior notes meets the definition of an embedded derivative that requires separate accounting. The embedded derivative is bifurcated for fair value measurement purposes only and is reported in the Consolidated Balance Sheets with its host contract in "Long-term investments." The mark-to-market adjustments of the embedded derivative are included in "Other income (expense), net" in the Company's Consolidated Statements of Operations.

At December 31, 2019, the Company had $655 million invested in Trip.com Group American Depositary Shares ("ADSs") with a fair value of $726 million, which is reported in "Long-term investments" in the Consolidated Balance Sheet. During the year ended December 31, 2020, the Company sold its entire investment in these ADSs for $525 million. "Other income (expense), net" in the Consolidated Statements of Operations includes a net realized loss of $201 million, a net unrealized gain of $141 million and a net unrealized loss of $368 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to these ADSs.

Investment in Meituan

In 2017, the Company invested $450 million in preferred shares of Meituan, the leading e-commerce platform for local services in China. The investment has been converted to ordinary shares and classified as a marketable equity security since Meituan's initial public offering in 2018. The investment had a fair value of $3.1 billion and $1.1 billion at December 31, 2020 and 2019, respectively, which is included in "Long-term investments" in the Consolidated Balance Sheets. Net unrealized gains of $2.0 billion, $602 million and $1 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to this investment, are included in "Other income (expense), net" in the Consolidated Statements of Operations.
Investments in Private Companies
Equity Securities without Readily Determinable Fair Values

The Company had $501 million invested in equity securities of private companies at December 31, 2019, including $500 million invested in Didi Chuxing. Considering the impact of the COVID-19 pandemic (see Note 2), the Company performed an impairment analysis, as of March 31, 2020, on the investment in Didi Chuxing. The Company recognized an impairment charge of $100 million during the three months ended March 31, 2020, resulting in an adjusted carrying value of $400 million at March 31, 2020 and December 31, 2020 (see Note 6). No additional impairment indicators were identified as of December 31, 2020.

In 2020, the Company changed its classification as a debt security of an investment in the preferred shares of a private company due to changes in the redemption features of the preferred shares. As of December 31, 2020, the investment is classified as an equity security and had a carrying value of $51 million. These equity investments are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer and are included in "Long-term investments" in the Company's Consolidated Balance Sheets.

Debt Securities

The Company had $200 million and $250 million invested in preferred shares of private companies, including Grab Holdings Inc. ("Grab"), with an aggregate estimated fair value of $200 million and $250 million at December 31, 2020 and 2019, respectively. The investment in Grab is classified as a debt security for accounting purposes and categorized as available-for-sale. The preferred shares are convertible to ordinary shares at the Company’s option and are mandatorily convertible upon an initial public offering. The preferred shares also contain a redemption feature that can be exercised by the Company after certain points of time. The investment is reported at estimated fair value in "Long-term investments" in the Company's Consolidated Balance Sheets, with the aggregate unrealized gains and losses, net of tax, reflected in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. As discussed above in "Equity Securities without Readily Determinable Fair Values", in 2020, the Company changed its classification of an investment that was previously accounted as a debt security.

6.    FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value at December 31, 2020 and nonrecurring fair value measurements are classified in the categories described in the tables below (in millions):

	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
ASSETS:
Cash equivalents and restricted cash equivalents:
Money market fund investments	$10,208	$—	$—	$10,208
Time deposits and certificates of deposit	32	—	—	32
Short-term investments:
Trip.com Group convertible debt securities	—	501	—	501
Long-term investments:
Investments in private companies:
Debt securities	—	—	200	200
Other long-term investments:
Trip.com Group convertible debt securities	—	24	—	24
Equity securities	3,080	—	—	3,080
Derivatives:
Foreign currency exchange derivatives	—	9	—	9
Total assets at fair value	$13,320	$534	$200	$14,054

LIABILITIES
Foreign currency exchange derivatives	$—	$7	$—	$7

Nonrecurring fair value measurements
Investments in equity securities of private companies (1)	$—	$—	$404	$404
Goodwill of the OpenTable and KAYAK reporting unit (2)	—	—	1,000	1,000
Total nonrecurring fair value measurements	$—	$—	$1,404	$1,404
(1) At March 31, 2020, the investment in Didi Chuxing was written down to its estimated fair value of $400 million, resulting in an impairment charge of $100 million (see Note 5).
(2) At March 31, 2020, the goodwill of the OpenTable and KAYAK reporting unit was written down to its estimated fair value of $1.5 billion, resulting in an impairment charge of $489 million. At September 30, 2020, the goodwill was further written down to its estimated fair value of $1.0 billion, resulting in an additional impairment charge of $573 million (see Note 11).

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

The Company's investment in Grab, which is classified as a debt security for accounting purposes, had an aggregate estimated fair value of $200 million at December 31, 2020 and 2019. The Company measured this investment using Level 3 inputs and management's estimates that incorporate current market participant expectations of future cash flows considered alongside recent financing transactions of the investee and other relevant information.

For the investment in equity securities of Didi Chuxing, considering the impact of the COVID-19 pandemic, the Company performed an impairment analysis as of March 31, 2020 resulting in an adjusted carrying value of $400 million at March 31, 2020 and December 31, 2020. No additional impairment indicators were identified as of December 31, 2020. As discussed below, the Company used unobservable inputs in order to determine fair value. The Company used an income approach in estimating the fair value of Didi Chuxing as of March 31, 2020. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on a company’s weighted-average cost of capital, and is adjusted to reflect the risks inherent in its cash flows. The key unobservable inputs and ranges used include the weighted average cost of capital (12%-14%), terminal EBITDA multiple (13x-15x), volatility (60%-70%) and an estimated time to liquidity of 4 years. Significant changes in any of these inputs in isolation would result in significantly different fair value measurements. Generally, a change in the assumption used for terminal EBITDA multiples would result in a directionally similar change in the fair value and a change in the assumption used for weighted average cost of capital or volatility would result in a directionally opposite change in the fair value.

The determination of the fair values of investments, where the Company is a minority shareholder and has access to limited information from the investee, reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding the investee’s expected growth rates and operating margin, expected length and severity of the impact of the COVID-19 pandemic on the investee and the shape and timing of the subsequent recovery, as well as other key assumptions with respect to matters outside of the Company's control, such as discount rates and market comparables. It requires significant judgments and estimates and actual results could be materially different than those judgments and estimates utilized in the fair value estimate. Future events and changing market conditions may lead the Company to re-evaluate the assumptions reflected in the valuation, particularly the assumptions related to the length and severity of the COVID-19 pandemic and the shape and timing of the subsequent recovery and the overall impact on the investee’s business, which may result in a need to recognize an additional impairment charge that could have a material adverse effect on the Company's results of operations.

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

The Company reports the fair values of its derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets in "Other current assets" and "Accrued expenses and other current liabilities," respectively. Unless designated as hedges for accounting purposes, gains and losses resulting from changes in the fair values of derivative instruments are recognized in "Other income (expense), net" in the Consolidated Statements of Operations in the period that the changes occur and cash flow impacts, if any, are classified within "Net cash provided by operating activities" in the Consolidated Statements of Cash Flows. As of December 31, 2020 and 2019, the Company did not designate any derivatives as hedges for accounting purposes.

The table below provides estimated fair values and notional amounts of foreign currency exchange derivatives outstanding at December 31, 2020 and 2019 (in millions). The notional amount of a foreign currency forward contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheet.

	December 31, 2020	December 31, 2019
Estimated fair value of derivative assets	$9	$12
Estimated fair value of derivative liabilities	7	5

Notional amount:
Foreign currency purchases	898	1,770
Foreign currency sales	839	901

The effect of foreign currency exchange derivatives recorded in "Other income (expense), net" in the Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018 is as follows (in millions):

	For the Year Ended December 31,
	2020	2019	2018
Losses on foreign currency exchange derivatives	$31	$19	$44

Other Financial Assets and Liabilities

At December 31, 2020 and 2019, the Company's cash consisted of bank deposits.  Cash equivalents principally include money market fund investments, time deposits and certificates of deposit. Other financial assets and liabilities, including restricted cash, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these items. Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Note 12 for the estimated fair value of the Company's outstanding senior notes and Note 5 for information related to an embedded derivative associated with the $25 million Trip.com Group convertible notes issued in 2016.

Goodwill

See Note 11 for nonrecurring fair value measurements related to the goodwill impairment test.

7.     ACCOUNTS RECEIVABLE AND OTHER FINANCIAL ASSETS

Accounts receivable in the Consolidated Balance Sheets at December 31, 2020 and 2019 includes receivables from customers of $510 million and $1.2 billion, respectively, and receivables from marketing affiliates of $32 million and $110 million, respectively. The remaining balance principally relates to receivables from third-party payment processors. In addition, the Company had prepayments to certain customers of $107 million and $232 million at December 31, 2020 and 2019, respectively, which are included in "Prepaid expenses, net," and $45 million at December 31, 2020, which is included in "Other assets, net" in the Consolidated Balance Sheets. The amounts mentioned above are stated on a gross basis, before deducting the allowance for expected credit losses.

For periods prior to January 1, 2020, receivables from customers were recorded at the original invoiced amounts net of an allowance for doubtful accounts. On January 1, 2020, the Company adopted the accounting standards update on the measurement of expected credit losses, which requires the Company to estimate lifetime expected credit losses upon recognition of the financial assets.

The Company records a provision for expected credit losses on receivables from customers and marketing affiliates. The following table summarizes the activity of the allowance for expected credit losses on receivables (in millions):

	For the Year Ended December 31,
	2020	2019	2018
Balance, beginning of year	$49	$51	$35
Provision charged to earnings	216	69	79
Write-offs and adjustments	(116)	(70)	(62)
Foreign currency translation adjustments	17	(1)	(1)
Balance, end of year	$166	$49	$51

The allowance for expected credit losses on receivables as of December 31, 2020 includes a portion of the amounts related to refunds paid or payable to certain travelers without a corresponding estimated expected recovery from the travel service providers, primarily due to the impact of the COVID-19 pandemic (see Note 3). For the year ended December 31, 2020, the Company recorded a reduction in revenue of $37 million for such refunds, which is included in "Provision charged to earnings" in the table above.

In addition, the Company recorded an allowance for expected credit losses on prepayments to certain customers of $55 million and $6 million at December 31, 2020 and 2019, respectively, which are included in "Prepaid expenses, net" and "Other assets, net", as applicable, in the Consolidated Balance Sheets. For the year ended December 31, 2020, the Company recorded expected credit loss expenses of $51 million for the prepayments, which is included in "Sales and other expenses" in the Consolidated Statement of Operations.

Due to the impact of the COVID-19 pandemic (see Note 2), given the severe downturn in the global travel industry and the financial difficulties faced by many of the Company’s travel service provider and restaurant customers and marketing affiliates, the Company has increased its allowance for expected credit losses on receivables from and prepayments to its customers and marketing affiliates. Expected credit loss expenses included in "Sales and other expenses" in the Consolidated Statements of Operations, increased from $69 million for the year ended December 31, 2019 to $230 million for the year ended December 31, 2020. Significant judgments and assumptions are required to estimate the allowance for expected credit losses on receivables from and prepayments to customers and such assumptions may change in future periods, particularly the assumptions related to the impact of the COVID-19 pandemic on the business prospects and financial condition of customers and the Company’s ability to collect the receivable or recover the prepayment.

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted net income per share is as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Weighted-average number of basic common shares outstanding	40,974	43,082	47,446
Weighted-average dilutive stock options, restricted stock units and performance share units	158	203	236
Assumed conversion of convertible senior notes	28	224	335
Weighted-average number of diluted common and common equivalent shares outstanding	41,160	43,509	48,017

For the year ended December 31, 2020, 125,000 potential common shares related to stock options and restricted stock units were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the year.

9.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net at December 31, 2020 and 2019 consist of the following (in millions):

	2020	2019	Estimated Useful Lives (years)
Computer equipment	$746	$736	2 to 6 years
Capitalized software	565	442	2 to 5 years
Leasehold improvements	278	265	1 to 15 years
Office equipment, furniture and fixtures	63	61	2 to 8 years
Building construction-in-progress	257	161
Total	1,909	1,665
Less: Accumulated depreciation	(1,153)	(927)
Property and equipment, net	$756	$738

Depreciation expense was $291 million, $294 million and $248 million for the years ended December 31, 2020, 2019 and 2018, respectively. Additions to capitalized software during the years ended December 31, 2020, 2019 and 2018 were $144 million, $109 million and $103 million, respectively.

10.    LEASES

The Company has operating leases for office space, data centers and the land for Booking.com's future headquarters (see Note 16). The Company’s weighted-average discount rate was approximately 2.2% and 2.0% as of December 31, 2020 and 2019, respectively. The weighted-average remaining lease terms were approximately 8.1 years and 7.8 years as of December 31, 2020 and 2019, respectively.

The Company recognized the following related to operating leases in its Consolidated Balance Sheets at December 31, 2020 and 2019 (in millions):

		December 31,
	Classification in Consolidated Balance Sheet	2020	2019
Operating lease assets	Operating lease assets	$529	$620
Lease Liabilities:
Current operating lease liabilities	Accrued expenses and other current liabilities	$159	$161
Non-current operating lease liabilities	Operating lease liabilities	366	462
Total operating lease liabilities		$525	$623
The Company recognized the following related to operating leases in its Consolidated Statements of Operations (in millions):

		Year Ended December 31,
	Classification in Consolidated Statement of Operations	2020	2019
Lease expense	General and administrative and Information technology	$194	$183
Variable lease expense	General and administrative and Information technology	46	56
Less: Sublease income	General and administrative	(2)	(2)
Total lease expense, net of sublease income		$238	$237

For the year ended December 31, 2018, the Company recognized lease expense of $149 million under ASC 840.

As of December 31, 2020, the operating lease liabilities will mature over the following periods (in millions):

2021	$168
2022	122
2023	74
2024	50
2025	35
Thereafter	136
Total remaining lease payments	$585
Less: Imputed interest	(60)
Total operating lease liabilities	$525
As of December 31, 2020, the Company has entered into leases that have not yet commenced with future lease payments of approximately $7 million which are not reflected in the table above. These leases will commence in 2021 with lease terms of up to 7.5 years and will be recognized upon lease commencement. In addition, the Company entered into an agreement to sign a future lease in the city of Manchester in the United Kingdom for the future headquarters of Rentalcars.com (see Note 16).
Supplemental cash flow information related to operating leases is as follows (in millions):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$200	$189
Operating lease assets obtained in exchange for lease liabilities	67	155
"Operating lease amortization" presented in the operating activities section of the Consolidated Statements of Cash Flows reflects the portion of the operating lease expense from the amortization of the operating lease assets.

11.    GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

A substantial portion of the Company's intangible assets and goodwill relates to the acquisitions of OpenTable and KAYAK.

Goodwill

The changes in the balance of goodwill for the years ended December 31, 2020 and 2019 consist of the following (in millions):

	2020	2019
Balance, beginning of year	$2,913	$2,910
Acquisitions	—	7
Impairments	(1,062)	—
Foreign currency translation adjustments	44	(4)
Balance, end of year (1)	$1,895	$2,913

(1) The balance of goodwill as of December 31, 2020 and 2019 is stated net of cumulative impairment charges of $2.0 billion and $941 million, respectively.
Interim Goodwill Impairment Test
Due to the significant and negative financial impact of the COVID-19 pandemic (see Note 2), the Company performed an interim period goodwill impairment test at March 31, 2020. Under the current goodwill impairment standard adopted in the first quarter of 2020, a goodwill impairment loss is measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill (see Note 2).
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
For the OpenTable and KAYAK reporting unit, the Company recognized a goodwill impairment charge of $573 million for the three months ended September 30, 2020, which is not tax-deductible, resulting in an adjusted carrying value of goodwill for OpenTable and KAYAK of $1.0 billion at September 30, 2020. The goodwill impairment was primarily driven by a significant reduction in the forecasted cash flows of OpenTable and KAYAK, reflecting a longer assumed recovery period to 2019 levels of profitability, mainly due to the continued material adverse impact of the COVID-19 pandemic, including its impact on the flight vertical at KAYAK, and the lowered outlook for monetization opportunities in restaurant reservation services.
The estimated fair value of OpenTable and KAYAK was determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and a market approach (applying comparable company multiples).

The income approach estimates fair value utilizing long-term growth rates and discount rates applied to the cash flow projections. The income approach, applied as of September 30, 2020, reflected a reduction in the forecasted cash flows of OpenTable and KAYAK and a longer assumed recovery period to 2019 levels of profitability, driven primarily by a lowered outlook for monetization opportunities in restaurant reservation services and slower than previously expected recovery trends for airline travel, which is a key vertical for KAYAK. For the interim goodwill impairment test at March 31, 2020, the Company expected a recovery to 2019 levels of financial performance occurring in 2023 for OpenTable and KAYAK. Based on the Company's evaluation of all relevant information available as of September 30, 2020 for the annual goodwill impairment test, the Company expected that OpenTable and KAYAK would not return to the 2019 level of profitability within the next five years, and that it was uncertain whether the shape of the recovery would ultimately match the Company’s expectations. An increase or decrease of one percentage point to the profitability growth rates used in the cash flow projections would result in an increase or decrease of approximately $100 million to the estimated fair value of OpenTable and KAYAK as of September 30, 2020. The discount rate is determined based on the reporting unit’s estimated weighted- average cost of capital and adjusted to reflect the risks inherent in its cash flows, which requires significant judgments. The discount rate used for the annual goodwill impairment test as of September 30, 2020 is higher than the discount rate used for the interim goodwill impairment test as of March 31, 2020. If the discount rate used in the income approach increases or decreases by 0.5%, the impact to the estimated fair value of OpenTable and KAYAK, at September 30, 2020, ranges from a decrease of approximately $65 million to an increase of approximately $70 million.
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
No additional impairment indicators were identified as of December 31, 2020.

Intangible Assets and Other Long-lived Assets

The Company's intangible assets at December 31, 2020 and 2019 consist of the following (in millions):

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period

Supply and distribution agreements	$1,136	$(552)	$584	$1,100	$(472)	$628	3 - 20 years

Technology	174	(144)	30	170	(129)	41	2 - 7 years

Internet domain names	44	(37)	7	40	(32)	8	5 - 20 years

Trade names	1,824	(633)	1,191	1,811	(534)	1,277	4 -20 years

Other intangible assets	2	(2)	—	2	(2)	—	Up to 15 years
Total intangible assets	$3,180	$(1,368)	$1,812	$3,123	$(1,169)	$1,954

Intangible assets are amortized on a straight-line basis.  Amortization expense was $167 million, $175 million and $178 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The estimated annual amortization expense for intangible assets for the next five years and thereafter is expected to be as follows (in millions):

2021	$163
2022	160
2023	158
2024	157
2025	152
Thereafter	1,022
$1,812

The Company reviews long-lived assets, including intangible assets and operating lease assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The assessment of possible impairment is based upon the ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related asset group. Due to the significant and negative financial impact of the COVID-19 pandemic (see Note 2), at March 31, 2020, the Company performed the recoverability test of its long-lived assets and concluded that there was no impairment. At September 30, 2020, for OpenTable and KAYAK, the Company performed the recoverability test of its long-lived assets due to additional impairment indicators and concluded that there was no impairment. At December 31, 2020, no additional impairment indicators were identified for the Company's long-lived assets.

12.     DEBT

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

The revolving credit facility provides for the issuance of up to $80 million of letters of credit as well as borrowings of up to $100 million on same-day notice, referred to as swingline loans. Other than swingline loans, which are available only in U.S. Dollars, borrowings and letters of credit under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility can be used for working capital and general corporate purposes, including acquisitions, share repurchases and debt repayments. At December 31, 2020 and 2019, there were no borrowings outstanding and $4 million and $5 million of letters of credit issued under this revolving credit facility, respectively.

Upon entering into this revolving credit facility, the Company terminated its prior $2.0 billion five-year revolving credit facility entered into in June 2015. During the six months ended June 30, 2019, the Company made short-term borrowings under the prior revolving credit facility totaling $400 million with a weighted-average interest rate of 3.5%, which were repaid prior to June 30, 2019.

The current revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to the Company's ability to borrow thereunder. In April 2020, the Company amended the revolving credit facility, pursuant to which the maximum leverage ratio covenant was suspended through and including the three months ending March 31, 2021, and was replaced with a $4.5 billion minimum liquidity covenant based on unrestricted cash, cash equivalents, short-term investments and unused capacity under this revolving credit facility. In October 2020, the Company further amended the revolving credit facility to extend the suspension of the maximum leverage ratio covenant and the related replacement with the minimum liquidity covenant through and including the three months ending March 31, 2022 and increase the permitted maximum leverage ratio from and including the three months ending June 30, 2022 through and including the three months ending March 31, 2023. The Company agreed not to declare or make any cash distribution and not to repurchase any of its shares (with certain exceptions including in connection with tax withholding related to shares issued to employees) unless (i) prior to the delivery of financial statements for the three months ending June 30, 2022, it has at least $6.0 billion of liquidity on a pro forma basis, based on unrestricted cash, cash equivalents, short-term investments and unused capacity under this revolving credit facility and (ii) after the delivery of financial statements for the three months ending June 30, 2022, it is in compliance on a pro forma basis with the maximum leverage ratio covenant then in effect. Such restriction ends upon delivery of financial statements required for the three months ending June 30, 2023, or the Company has the ability to terminate this restriction earlier if it demonstrates compliance with the original maximum leverage ratio covenant in the revolving credit facility. Beginning with the three months ending June 30, 2022, the minimum liquidity covenant will cease to apply and the maximum leverage ratio covenant, as increased, will again be in effect.

Outstanding Debt

Outstanding debt at December 31, 2020 consists of the following (in millions):

December 31, 2020	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current Liabilities:
0.9% Convertible Senior Notes due September 2021	$1,000	$(15)	$985
Long-term debt:
0.8% (€1 Billion) Senior Notes due March 2022	$1,223	$(1)	$1,222
2.15% (€750 Million) Senior Notes due November 2022	919	(4)	915
2.75% Senior Notes due March 2023	500	(1)	499
2.375% (€1 Billion) Senior Notes due September 2024	1,223	(7)	1,216
3.65% Senior Notes due March 2025	500	(2)	498
4.1% Senior Notes due April 2025	1,000	(5)	995
0.75% Convertible Senior Notes due May 2025	863	(128)	735
3.6% Senior Notes due June 2026	1,000	(4)	996
1.8% (€1 Billion) Senior Notes due March 2027	1,223	(2)	1,221
4.5% Senior Notes due April 2027	750	(5)	745
3.55% Senior Notes due March 2028	500	(2)	498
4.625% Senior Notes due April 2030	1,500	(11)	1,489
Total long-term debt	$11,201	$(172)	$11,029

Outstanding debt at December 31, 2019 consists of the following (in millions):

December 31, 2019	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current Liabilities:
0.35% Convertible Senior Notes due June 2020	$1,000	$(12)	$988
Long-term debt:
0.9% Convertible Senior Notes due September 2021	$1,000	$(39)	$961
0.8% (€1 Billion) Senior Notes due March 2022	1,123	(3)	1,120
2.15% (€750 Million) Senior Notes due November 2022	842	(3)	839
2.75% Senior Notes due March 2023	500	(2)	498
2.375% (€1 Billion) Senior Notes due September 2024	1,123	(9)	1,114
3.65% Senior Notes due March 2025	500	(2)	498
3.6% Senior Notes due June 2026	1,000	(5)	995
1.8% (€1 Billion) Senior Notes due March 2027	1,123	(5)	1,118
3.55% Senior Notes due March 2028	500	(3)	497
Total long-term debt	$7,711	$(71)	$7,640

Based on the closing price of the Company's common stock for the prescribed measurement periods for the three months ended December 31, 2020 and 2019, as applicable, the contingent conversion thresholds on the 2021 Notes (as defined below) and the May 2025 Notes (as defined below) were not exceeded; and therefore, the notes were not convertible at the option of the holders.

Fair Value of Debt

At December 31, 2020 and 2019, the estimated fair value of the outstanding debt was approximately $14.0 billion and $9.8 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period.  The estimated fair value of the Company's debt in excess of the outstanding principal amount at December 31, 2020 primarily relates to the Senior Notes and the Convertible Senior Notes issued in April 2020. The estimated fair value of the Company's debt in excess of the outstanding principal amount at December 31, 2019 primarily relates to the conversion premium on the convertible senior notes.

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

Description of Convertible Senior Notes

In April 2020, the Company issued $863 million aggregate principal amount of Convertible Senior Notes due May 1, 2025 with an interest rate of 0.75% (the "May 2025 Notes"). The Company paid $19 million in debt issuance costs during the year ended December 31, 2020 related to this offering. The May 2025 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $1,886.44 per share. The May 2025 Notes are convertible, at the option of the holder, prior to November 1, 2024, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the May 2025 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the May 2025 Notes in an aggregate value ranging from $0 to $235 million depending upon the date of the transaction and the then current stock price of the Company. Starting on November 1, 2024, holders will have the right to convert all or any portion of the May 2025 Notes, regardless of the Company's stock price. The May 2025 Notes may not be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the May 2025 Notes for cash in certain circumstances. Interest on the May 2025 Notes is payable on May 1 and November 1 of each year. At December 31, 2020, the if-converted value of the May 2025 Notes exceeded the aggregate principal amount by $97 million. The proceeds from the issuance of the Convertible Senior Notes can be used for general corporate purposes, which may include repayment of debt, including the repayment, at maturity or upon conversion prior thereto, of the Company’s outstanding Convertible Senior Notes.

In August 2014, the Company issued $1.0 billion aggregate principal amount of Convertible Senior Notes due September 15, 2021, with an interest rate of 0.9% (the "2021 Notes"). The Company paid $11 million in debt issuance costs during the year ended December 31, 2014, related to this offering. The 2021 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $2,055.50 per share. The 2021 Notes are convertible, at the option of the holder, prior to September 15, 2021, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the 2021 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the 2021 Notes in an aggregate value ranging from $0 to $375 million depending upon the date of the transaction and the then current stock price of the Company. Starting on June 15, 2021, holders will have the right to convert all or any portion of the 2021

Notes, regardless of the Company's stock price. The 2021 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the 2021 Notes for cash in certain circumstances.  Interest on the 2021 Notes is payable on March 15 and September 15 of each year. At December 31, 2020, the if-converted value of the 2021 Notes exceeded the aggregate principal amount by $17 million.

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

The following table summarizes the interest expenses and weighted-average effective interest rates related to the convertible senior notes (in millions, except for interest rates). The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt.

	For the Year Ended December 31,
	2020	2019	2018
Coupon interest expense	$15	$12	14
Amortization of debt discount and debt issuance costs	54	50	52
Total interest expenses	$69	$62	$66

Weighted-average effective interest rate	3.5%	3.2%	3.2%

Other Long-term Debt

In April 2020, the Company issued Senior Notes due April 13, 2025 with an interest rate of 4.10% for an aggregate principal amount of $1.0 billion, Senior Notes due April 13, 2027 with an interest rate of 4.50% for an aggregate principal amount of $750 million and Senior Notes due April 13, 2030 with an interest rate of 4.625% for an aggregate principal amount of $1.5 billion. The Company paid $19 million in debt issuance costs during the year ended December 31, 2020 related to issuance of these senior notes. The proceeds from the issuance of the Senior Notes can be used for general corporate purposes, which may include repayment of debt, including the repayment, at maturity or upon conversion prior thereto, of the Company’s outstanding Convertible Senior Notes.

Other long-term debt, including the Senior Notes issued in April 2020, had a total carrying value of $10.3 billion and $6.7 billion at December 31, 2020 and 2019, respectively. Debt discount and debt issuance costs are amortized using the effective interest rate method over the period from the origination date through the stated maturity date.  The following table summarizes the information related to other long-term debt outstanding at December 31, 2020:

Other Long-term Debt	Date of Issuance	Effective Interest Rate(1)	Timing of Interest Payments
0.8% Senior Notes due March 2022	March 2017	0.94%	Annually in March
2.15% Senior Notes due November 2022	November 2015	2.27%	Annually in November
2.75% Senior Notes due March 2023	August 2017	2.88%	Semi-annually in March and September
2.375% Senior Notes due September 2024	September 2014	2.54%	Annually in September
3.65% Senior Notes due March 2025	March 2015	3.76%	Semi-annually in March and September
4.1% Senior Notes due April 2025	April 2020	4.22%	Semi-annually in April and October
3.6% Senior Notes due June 2026	May 2016	3.70%	Semi-annually in June and December
1.8% Senior Notes due March 2027	March 2015	1.86%	Annually in March
4.5% Senior Notes due April 2027	April 2020	4.63%	Semi-annually in April and October
3.55% Senior Notes due March 2028	August 2017	3.63%	Semi-annually in March and September
4.625% Senior Notes due April 2030	April 2020	4.72%	Semi-annually in April and October
(1) Represents the coupon interest rate adjusted for deferred debt issuance costs, premiums or discounts existing at the origination of the debt.

The following table summarizes the interest expenses related to other long-term debt (in millions):

	For the Year Ended December 31,
	2020	2019	2018
Coupon interest expense	$264	$160	$163
Amortization of debt discount and debt issuance costs	9	6	7
Total interest expenses	$273	$166	$170

Historically, the aggregate principal value of the Euro-denominated Senior Notes maturing in March 2022, November 2022, September 2024 and March 2027 (collectively the "Euro-denominated debt") and accrued interest thereon had been designated as a hedge of the Company's net investment in a Euro functional currency subsidiary. Beginning in the second quarter of 2019, the Company has only designated certain portions of the aggregated principal value of the Euro-denominated debt as a hedge. For the years ended December 31, 2020 and 2019, the carrying value of the portion of Euro-denominated debt, designated as a net investment hedge, ranged from $1.8 billion to $3.2 billion and from $2.4 billion to $4.3 billion, respectively. The foreign currency transaction gains or losses on the Euro-denominated debt that is designated as a hedging instrument for accounting purposes are recorded in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument are recognized in "Other income (expense), net" in the Consolidated Statements of Operations.

13.    TREASURY STOCK

At December 31, 2019, the Company had a total remaining authorization of $11.5 billion to repurchase its common stock under a program authorized by the Company's Board of Directors in 2019 to repurchase up to $15.0 billion of the Company's common stock. At December 31, 2020, the Company had a total remaining authorization of $10.4 billion to repurchase its common stock. The Company has not repurchased any shares since March 2020 under this authorization and does not intend to initiate any repurchases under this authorization until it has better visibility into the shape and timing of a recovery from the COVID-19 pandemic. See Note 12 for a description of the impact of the October 2020 credit facility amendment on the Company's ability to repurchase shares. Additionally, the Board of Directors has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities during the years ended December 31, 2020, 2019 and 2018 (in millions, except for shares, which are reflected in thousands):

	2020		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	601	$1,122	4,358	$8,002	3,020	$5,850
General authorization for shares withheld on stock award vesting	84	142	87	151	80	162
Total	685	$1,264	4,445	$8,153	3,100	$6,012

Shares repurchased in December and settled in following January	—	$—	19	$40	43	$74

For the years ended December 31, 2020, 2019 and 2018, the Company remitted employee withholding taxes of $141 million, $151 million and $163 million, respectively, to the tax authorities, which is different from the aggregate cost of the shares withheld for taxes for each year due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Consolidated Statements of Cash Flows.

At December 31, 2020, there were 22,446,897 shares of the Company's common stock held in treasury.

14.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

The table below presents the changes in the balances of accumulated other comprehensive income (loss) ("AOCI") by component for the years ended December 31, 2018, 2019 and 2020 (in millions):

	Foreign currency translation adjustments, net of tax					Net unrealized gains (losses) on available-for-sale securities, net of tax (1)			Total AOCI, net of tax
	Foreign currency translation		Net investment hedges (2)		Total, net of tax	Before tax	Tax (expense) benefit	Total, net of tax
	Before tax	Tax benefit (expense)(3)	Before tax	Tax benefit (expense)
Balance, December 31, 2017	$210	$—	$(290)	$65	$(15)	$343	$(90)	$253	$238

Other Comprehensive Income (Loss) ("OCI") before reclassifications	(319)	41	217	(53)	(114)	(201)	2	(199)	(313)
OCI for the period	(319)	41	217	(53)	(114)	(201)	2	(199)	(313)
Amounts reclassified to retained earnings (1)	—	—	—	—	—	(299)	58	(241)	(241)
Balance, December 31, 2018	$(109)	$41	$(73)	$12	$(129)	$(157)	$(30)	$(187)	$(316)

OCI before reclassifications	(77)	13	71	(17)	(10)	161	(37)	124	114
Amounts reclassified to net income (4)	—	—	—	—	—	(11)	22	11	11
OCI for the period	(77)	13	71	(17)	(10)	150	(15)	135	125
Balance, December 31, 2019	$(186)	$54	$(2)	$(5)	$(139)	$(7)	$(45)	$(52)	$(191)

OCI before reclassifications	197	(7)	(182)	42	50	6	(1)	5	55
Amounts reclassified to net income (4)	—	—	—	—	—	4	14	18	18
OCI for the period	197	(7)	(182)	42	50	10	13	23	73
Balance, December 31, 2020	$11	$47	$(184)	$37	$(89)	$3	$(32)	$(29)	$(118)
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

(2)         Net investment hedges balance, net of tax, at December 31, 2020 and earlier dates presented above, includes accumulated net losses from fair value adjustments of $35 million ($53 million before tax) associated with previously settled derivatives that were designated as net investment hedges. The remaining balances relate to foreign currency transaction gains (losses) and related tax benefits (expenses) associated with the Company's Euro-denominated debt that is designated as a hedge against the impact of currency fluctuations on the net assets of a Euro functional currency subsidiary (see Notes 2 and 12).
(3)         The tax benefits relate to foreign currency translation adjustments to the Company's one-time deemed repatriation tax liability recorded at December 31, 2017 and foreign earnings for periods after December 31, 2017 that are subject to U.S. federal and state income tax, resulting from the enactment of the Tax Act.
(4)         The reclassified net gains (losses) on available-for-sale securities, before tax, are included in "Other income (expense), net" and the reclassified tax (expenses) benefits are included in "Income tax expense" in the Consolidated Statements of Operations. For the year ended December 31, 2020, the reclassified tax expenses include a tax expense of $15 million related to the maturity in May 2020 of the Company's investment of $250 million in Trip.com Group convertible senior notes (see Note 5). For the year ended December 31, 2019, the reclassified tax expenses include a tax expense of $21 million related to the maturity in August 2019 of the Company's investment of $500 million in Trip.com Group convertible senior notes.

15.    INCOME TAXES

International pre-tax income was $2.6 billion, $5.7 billion and $4.8 billion for the years ended December 31, 2020, 2019 and 2018, respectively. U.S. pre-tax loss was $2.0 billion for the year ended December 31, 2020, and U.S. pre-tax income was $213 million and $47 million for the years ended December 31, 2019 and 2018, respectively.

Provision for Income Taxes

The income tax expense (benefit) for the year ended December 31, 2020 is as follows (in millions):

	Current	Deferred	Total
International	$320	$(62)	$258
U.S. Federal	(9)	296	287
U.S. State	(16)	(21)	(37)
Total	$295	$213	$508

The income tax expense (benefit) for the year ended December 31, 2019 is as follows (in millions):

	Current	Deferred	Total
International	$915	$(12)	$903
U.S. Federal	22	166	188
U.S. State	34	(32)	2
Total	$971	$122	$1,093

The income tax expense (benefit) for the year ended December 31, 2018 is as follows (in millions):

	Current	Deferred	Total
International	$887	$(3)	$884
U.S. Federal	45	(107)	(62)
U.S. State	55	(40)	15
Total	$987	$(150)	$837

Income tax liabilities of $174 million and $158 million are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets at December 31, 2020 and 2019, respectively. In the first quarter of 2020, the Company made a prepayment of the Netherlands income taxes of 660 million Euros ($717 million) to earn prepayment discounts. The Company requested a refund of this amount from the Dutch tax authorities and it was received in April 2020.

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

In 2020, the Company recorded an income tax benefit of $8 million to adjust its income tax expense that was recorded during the year ended December 31, 2017 relating to the federal one-time deemed repatriation liability. This benefit was primarily due to additional tax credits. The Company utilized $108 million of deferred tax assets related to U.S. federal NOLs and $115 million of other tax credit carryforwards to reduce its transition tax liability as of December 31, 2020.

Under the Tax Act, the Company's future cash generated by the Company's international operations can generally be repatriated without further U.S. federal income tax, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by the Company.

The Tax Act also introduced in 2018 a tax on 50% of GILTI, which is income determined to be in excess of a specified routine rate of return, and a base erosion and anti-abuse tax ("BEAT") aimed at preventing the erosion of the U.S. tax base. The Company has adopted an accounting policy to treat taxes on GILTI as period costs.

Deferred Income Taxes

The Company utilized $309 million of its U.S. NOLs to reduce its U.S. federal tax liability for the deemed repatriation tax. After utilization of available NOLs, at December 31, 2020, the Company had U.S. federal NOLs of $179 million, the majority of which do not have an expiration date, and U.S. state NOLs of $457 million, which mainly begin to expire in years December 31, 2032 and forward. In addition, at December 31, 2020, the Company had $488 million of non-U.S. NOLs, and $14 million of U.S. research tax credit carryforwards available to reduce future tax liabilities and the majority of both do not have an expiration date.

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

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows (in millions):

	2020	2019
Deferred tax assets/(liabilities):
Net operating loss carryforward — U.S.	$67	$37
Net operating loss carryforward — International	81	15
Accrued expenses	47	35
Stock-based compensation and other stock based payments	40	49
Foreign currency translation adjustment	29	36
Tax credits	9	14
Euro-denominated debt	77	—
Operating lease liabilities	43	38
Property and equipment	11	31
Subtotal - deferred tax assets	404	255

Discount on convertible notes	(29)	(10)
Intangible assets and other	(119)	(133)
Euro-denominated debt	—	(14)
State income tax on accumulated unremitted international earnings	(5)	(8)
Unrealized gains on investments	(550)	(191)
Operating lease assets	(38)	(35)
Installment sale liability	(263)	(284)
Other	(14)	(11)
Subtotal - deferred tax liabilities	(1,018)	(686)
Valuation allowance on deferred tax assets	(58)	(45)
Net deferred tax liabilities (1)	$(672)	$(476)

(1)  Includes deferred tax assets of $455 million and $400 million at December 31, 2020 and 2019, respectively, reported in "Other assets, net" in the Consolidated Balance Sheets.
During the year ended December 31, 2019, the Company recorded a deferred tax asset of $335 million, which is included in "Other Assets, net" in the Consolidated Balance Sheet, and a deferred tax liability of $325 million, both related to an internal legal entity reorganization.

The valuation allowance on deferred tax assets of $58 million at December 31, 2020 includes $18 million related to international operations and $40 million primarily related to certain U.S. federal NOLs, research credits and Connecticut NOLs.  The valuation allowance on deferred tax assets of $45 million at December 31, 2019 includes $30 million related to international operations and $15 million primarily related to U.S. research credits, capital loss carryforwards and Connecticut NOLs.

The Company does not intend to indefinitely reinvest its international earnings that were subject to U.S. taxation pursuant to the mandatory deemed repatriation or subject to U.S. taxation as GILTI.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Effective Income Tax Rate

A significant portion of the Company's taxable earnings is generated in the Netherlands. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 7% ("Innovation Box Tax") rather than the Dutch statutory rate of 25%.  A portion of Booking.com's earnings during the years ended December 31, 2020, 2019 and 2018 qualified for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those years.

The effective income tax rate of the Company is different from the amount computed using the expected U.S. statutory federal rate of 21% for the years ended December 31, 2020, 2019 and 2018 as a result of the following items (in millions):

	2020	2019	2018
Income tax expense at U.S. federal statutory rate	$119	$1,251	$1,015
Adjustment due to:
Foreign rate differential	55	210	210
Innovation Box Tax benefit	(79)	(443)	(435)
Goodwill impairment	228	—	—
Stock-based compensation	32	23	12
Federal GILTI	73	36	35
State income tax (benefit) expense	(31)	9	1
Valuation allowance	36	1	(3)
Uncertain tax positions	64	11	(4)
Tax Act - Remeasurement of deferred tax balances	—	—	(2)
Tax Act - U.S. transition tax benefit and other transition impacts	(8)	(17)	(46)
Other	19	12	54
Income tax expense	$508	$1,093	$837

Uncertain Tax Positions

The following is a reconciliation of the total beginning and ending amount of unrecognized tax benefits (in millions):

	2020	2019	2018
Unrecognized tax benefit — January 1	$56	$45	$32
Gross increases — tax positions in current period	2	3	1
Gross increases — tax positions in prior periods	48	11	19
Gross decreases — tax positions in prior periods	(11)	(3)	(3)
Reduction due to lapse in statute of limitations	—	—	(2)
Reduction due to settlements during the current period	(11)	—	(2)
Unrecognized tax benefit — December 31	$84	$56	$45

The increase in unrecognized tax benefits is principally related to Booking.com’s French tax disputes (see Note 16), the majority of which is included as a partial reduction to the French tax payment recorded in “Other Assets, net” in the Consolidated Balance Sheets for the years ended December 31, 2020 and 2019. The remaining unrecognized tax benefits are primarily included in "Other long-term liabilities" and "Deferred income taxes" in the Consolidated Balance Sheets for the years ended December 31, 2020 and 2019. The unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company does not expect further significant changes in the amount of unrecognized tax benefits during the next twelve months. As of December 31, 2020 and 2019, total gross interest and penalties accrued was $31 million and $10 million, respectively.

The Company's major taxing jurisdictions include: the Netherlands, United States, Singapore and United Kingdom. The statutes of limitations that remain open related to these major tax jurisdictions are: the Company's Netherlands returns for 2014 and forward, U.S. federal returns for 2017 and forward, Singapore returns from 2017 and forward and U.K. returns for 2017 and forward. The Company’s 2017 and 2018 U.S. federal income tax returns are currently under audit by the Internal Revenue Service. See Note 16 for more information regarding tax contingencies.

16.    COMMITMENTS AND CONTINGENCIES

Competition and Consumer Protection Reviews

At times, online platforms, including online travel platforms, have been the subject of investigations or inquiries by various national competition authorities ("NCAs") or other governmental authorities regarding competition law matters, consumer protection issues or other areas of concern. The Company is or has been involved in many such investigations. For example, the Company has been and continues to be involved in investigations related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates, conditions or availability that are at least as favorable as those offered to other OTCs or through the accommodation provider's website. To resolve and close certain of the investigations, the Company has from time to time made commitments to the investigating authorities regarding future business practices or activities. For example, Booking.com has made commitments to several NCAs, including agreeing to narrow the scope of its parity clauses, in order to resolve parity-related investigations. These investigations can also result in fines and the Company recorded a liability of $23 million during the year ended December 31, 2020 for potential fines associated with its contractual parity arrangements. In addition, in September 2017, the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland and the investigation is ongoing. If there is an adverse outcome and Booking.com is unsuccessful in any appeal, Booking.com could be required to reduce its commissions in Switzerland. Some authorities are reviewing the online hotel booking sector more generally through market inquiries and the Company cannot predict the outcome of such inquiries or any resulting impact on its business, results of operations, cash flows or financial condition.

NCAs or other governmental authorities are continuing to review the activities of online platforms, including through the use of consumer protection powers. For example, the United Kingdom's NCA (the Competition and Markets Authority, or CMA) conducted a consumer protection law investigation into the clarity, accuracy and presentation of information on hotel booking sites.  In connection with this investigation, in 2019 Booking.com, agoda and KAYAK, along with a number of other OTCs, voluntarily agreed to certain commitments with the CMA, which resolved the CMA's investigation without a finding by the CMA of an infringement or an admission of wrongdoing by the OTCs involved. Among other things, the commitments provided to the CMA included showing prices inclusive of all mandatory taxes and charges, providing information about the effect of money earned on search result rankings on or before the search results page and making certain adjustments to how discounts and statements concerning popularity or availability are shown to consumers. The CMA has stated that it expects all participants in the online travel market to adhere to the same standards, regardless of whether they formally signed the commitments. As a result of additional inquiries from other NCAs in the European Union, Booking.com has made similar commitments with the Consumer Protection Cooperation Network that became applicable in the European Union in June 2020. In the future, it is possible other jurisdictions could engage Booking.com in discussions to implement similar changes to its business in those countries. The Company is unable to predict what, if any, effect any future similar commitments will have on its business, industry practices or online commerce more generally. To the extent that any other investigations or inquiries result in additional commitments, fines, damages or other remedies, the Company's business, financial condition and results of operations could be harmed.

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

Although Booking.com has not been sued, a German hotel association has threatened Booking.com with a class action lawsuit on behalf of a group of German hotels that alleges that the hotels overpaid commissions to Booking.com because of wide parity terms in the contracts between the hotels and Booking.com between 2006 and 2015. Booking.com is pursuing court proceedings in the Netherlands to declare that the Netherlands is the proper forum for this matter. If the hotel association follows through and files the lawsuit, the class were to be certified and there were to be an adverse outcome, the Company could be required to pay damages. Although the Company believes the claim to be without merit and intends to defend against the claim, if the hotel association were successful in any litigation and the Company were required to pay damages, the amount could be significant. The Company cannot reasonably estimate an amount of potential loss because there are several unknown variables at this early stage, including that the plaintiff has not yet filed a lawsuit.

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

Tax Matters

French tax authorities conducted audits of Booking.com for the years 2003 through 2012 and years 2013 through 2015 and currently are conducting an audit for the years 2016 through 2018. In December 2015, the French tax authorities issued Booking.com assessments for unpaid income and value added taxes ("VAT") related to tax years 2006 through 2012 for approximately 356 million Euros ($403 million), the majority of which represents penalties and interest. The assessments assert that Booking.com had a permanent establishment in France. In December 2019, the French tax authorities issued an additional assessment of 70 million Euros ($86 million), including interest and penalties, for the 2013 year asserting that Booking.com had taxable income attributable to a permanent establishment in France. The French tax authorities also have issued assessments totaling 39 million Euros ($48 million), including interest and penalties, for certain tax years between 2011 and 2015 on Booking.com's French subsidiary asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com in the Netherlands. As a result of a formal demand from the French tax authorities for payment of the amounts assessed against Booking.com for the years 2006 through 2012, in January 2019, the Company paid the assessments of approximately 356 million Euros ($403 million) in order to preserve its right to contest those assessments in court. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at December 31, 2020 and 2019, does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent the Company prevails. In December 2019 and October 2020, the Company initiated court proceedings with respect to certain of the assessments. Although the Company believes that Booking.com has been, and continues to be, in compliance with French tax law, and the Company is contesting the assessments, during the three months ended September 30, 2020, the Company contacted the French tax authorities regarding the potential to achieve resolution of the matter through a settlement. After assessing several potential outcomes and potential settlement amounts and terms, an unrecognized tax benefit in the amount of 50 million Euros ($61 million) has been recorded during the year ended December 31, 2020, of which the majority has been included as a partial reduction to the tax payment recorded in “Other Assets, net” in the Consolidated Balance Sheet at December 31, 2020. In December 2020, the French Administrative Court (Conseil d’Etat) delivered a decision in the "ValueClick" case that could have an impact on the outcome in the Company's case. After considering the potential impact of the new decision on the potential outcomes for the Booking.com assessments, the Company currently estimates that the reasonably possible loss related to VAT is approximately 20 million Euros ($24 million). Additional assessments could result when the French tax authorities complete the outstanding audits.

Italian authorities are reviewing Booking.com's activities for the years 2011 through 2019. They are reviewing whether Booking.com has a permanent establishment in Italy, Booking.com's transfer pricing policies in Italy, and for the years 2013 through 2019, whether Booking.com is subject to VAT. The Company is cooperating with the investigation but intends to contest any allegation that Booking.com has a permanent establishment in Italy or that its transfer pricing policies are inappropriate. In December 2018 and 2019, the Italian tax authorities issued assessments on Booking.com's Italian subsidiary for approximately 48 million Euros ($58 million) for the 2013 tax year and 58 million Euros ($71 million) for the 2014 tax year, respectively, asserting that its transfer pricing policies were inadequate. The Company believes that Booking.com has been, and continues to be, in compliance with Italian tax law. The Company paid 10 million Euros ($11 million) in December 2019 as a partial prepayment of the 2013 assessment to avoid any collection enforcement from the Italian tax authorities pending the appeal phase of this case. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at December 31, 2020 and 2019, does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent the Company prevails. In September 2020, the Italian tax authorities approved the opening of a Mutual Agreement Procedure (“MAP”) between Italy and the Netherlands for the 2013 tax year and the Company expects to request that the 2014 tax year be added to the MAP. Based on the possibility of the 2013 and 2014 Italian assessments being settled through the MAP process, and, after considering potential resolution amounts, a net unrecognized tax benefit amount of 4 million Euros ($5 million) has been recorded during the year ended December 31, 2020, of which the majority has been included as a partial reduction to the tax payment recorded in "Other Assets, net" in the Consolidated Balance Sheet at December 31, 2020. It is unclear what further actions, if any, the Italian authorities will take. Such actions could include closing the investigation, assessing Booking.com additional taxes and/or imposing interest, fines and penalties.

In addition, Turkish tax authorities have asserted that Booking.com has a permanent establishment in Turkey and have issued tax assessments for the years 2012 through 2018 for approximately 766 million Turkish Lira ($103 million), which includes interest and penalties through December 31, 2020. The Company believes that Booking.com has been, and continues to be, in compliance with Turkish tax law, and the Company is contesting these assessments. The Company has not recorded a liability in connection with these assessments.

As a result of an internal review of tax policies and positions at one of the Company's smaller subsidiaries in 2018, the Company identified two issues related to the application of certain non-income-based tax laws to that subsidiary's business. At December 31, 2020 and 2019, the Company had accrued $59 million and $67 million, respectively, related to these travel transaction taxes, based on the Company's estimate of the probable travel transaction tax owed for the prior periods, including interest and penalties, as applicable. The related expenses are included in "General and administrative" expense in the Consolidated Statements of Operations. The Company currently estimates that the reasonably possible loss related to these matters in excess of the amount accrued is approximately $25 million. To the extent the Company determines that the probable taxes owed related to these matters exceed what has already been accrued or new issues are identified, the Company may need to accrue additional amounts, which could adversely affect the Company’s business, results of operations, financial condition and cash flows.

During the second quarter of 2019, the Company identified the nonpayment in prior periods of a wage-related tax under Netherlands' law on compensation paid to certain highly-compensated former employees in the year of their separation from employment with Booking.com.  The Company has informed the Dutch tax authorities of the nonpayment and, to correct this immaterial error, has paid an amount of $61 million based on the Company's estimate of the probable tax owed for prior tax years, including interest.  This expense is recorded in "Personnel" expenses in the Consolidated Statement of Operations for the year ended December 31, 2019.

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

Other Matters

Beginning in 2014, Booking.com received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) (“BPF”) claiming that Booking.com is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which Booking.com is currently participating. BPF instituted legal proceedings against Booking.com and in 2016 the District Court of Amsterdam rejected all of BPF’s claims. BPF appealed the decision to the Court of Appeal, and, in May 2019, the Court of Appeal also rejected all of BPF’s claims, in each case by ruling that Booking.com does not meet the definition of a travel intermediary for purposes of the mandatory pension scheme. BPF has appealed to the Netherlands Supreme Court. In October 2020, the Dutch Advocate General issued an opinion to the Supreme Court stating that the Dutch Advocate General believes the decision of the Court of Appeal to be incorrect based on her interpretation of the pension scheme requirements. The Company has submitted to the Supreme Court a response to the Advocate General's opinion. While the Company continues to believe that Booking.com is in compliance with its pension obligations and that the Dutch Supreme Court should uphold the ruling of the Court of Appeal, based on the significant influence the Dutch Advocate General’s opinion typically has on the Supreme Court, the Company has reevaluated the probability of a loss and believes it is probable that it has incurred a loss related to this matter. The Company expects the Dutch Supreme Court to rule in the first quarter of 2021. In the event the Supreme Court overturns the decision of the Court of Appeal and remands the case to a lower court, the Company intends to pursue a number of defenses in any subsequent proceedings and may ultimately prevail in whole or in part. The Company is not able to reasonably estimate a loss or a range of loss because the litigation is ongoing and there are significant factual and legal questions yet to be determined. As a result, as of December 31, 2020, the Company has not recorded a liability in connection with a potential adverse outcome to this litigation. However, if Booking.com were to ultimately lose and all of BPF’s claims were to be accepted (including with retroactive effect to 1999), the Company estimates that as of December 31, 2020, the maximum loss, not including any potential interest or penalties, would be approximately $290 million. Such estimated potential loss increases as Booking.com continues not to contribute to the BPF and depends on Booking.com's applicable employee compensation after December 31, 2020.

From time to time the Company notifies the Dutch data protection authority in accordance with its obligations under the E.U. General Data Protection Regulation of certain incidental and accidental personal data security incidents. Although the Company believes it has fulfilled its data protection regulatory obligations, should the Dutch data protection authority decide these incidents were the result of inadequate technical and organizational security measures, it could decide to impose a fine. While the Company believes that any fine imposed on it would be immaterial, the Company estimates that if a fine were imposed, it could range from a de minimis amount to 20 million Euros ($24 million) per incident, depending on the Dutch data protection authority’s evaluation of the facts and circumstances associated with the incident after investigation.

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

Building Construction

In September 2016, the Company signed a turnkey agreement to construct an office building for Booking.com's future headquarters in the Netherlands for 270 million Euros ($331 million). Upon signing this agreement, the Company paid 43 million Euros ($48 million) for the acquired land-use rights, which was included in "Operating lease assets" in the Consolidated Balance Sheets. In addition, since signing the turnkey agreement the Company has made several progress payments principally related to the construction of the building, which are included in "Property and equipment, net" in the Consolidated Balance Sheets. As of December 31, 2020, the Company had a remaining obligation of 56 million Euros ($68 million) related to the turnkey agreement. The Company's contractual obligation was reduced by 9 million Euros ($11 million) during 2020. The remaining obligation will be paid through 2022, when the Company anticipates construction will be complete.

In addition to the turnkey agreement, the Company has a remaining obligation at December 31, 2020 to pay 70 million Euros ($86 million) over the remaining initial term of the acquired land lease, which expires in 2065. The Company has made and will continue to make additional capital expenditures to fit out and furnish the office space. At December 31, 2020, the Company had 29 million Euros ($35 million) of outstanding commitments to vendors to fit out and furnish the office space.

Lease obligations

See Note 10 for information about the Company's lease obligations.

Other Contractual Obligations and Commitments

In 2018, the Company entered into an agreement to sign a future lease related to approximately 222,000 square feet of office space in the city of Manchester in the United Kingdom for the future headquarters of Rentalcars.com. The Company's obligation to execute the lease is conditional upon the lessor completing certain activities, which are expected to be completed in 2021. If these activities are completed, the lease will commence for a term of approximately 13 years and the Company will have a lease obligation of approximately 65 million British Pounds Sterling ($88 million), excluding lease incentives. The Company will also make capital expenditures to fit out and furnish the office space.
The Company had $134 million and $155 million of standby letters of credit or bank guarantees issued on behalf of the Company as of December 31, 2020 and 2019, respectively, in addition to those issued under the revolving credit facility, primarily related to payment guarantees to third-party payment processors. See Note 12 for information related to letters of credit issued under the revolving credit facility.

17.    BENEFIT PLANS

The Company maintains a defined contribution 401(k) savings plan (the "Plan") covering certain U.S. employees. In connection with acquisitions, effective at the date of such acquisitions, the Company assumed defined contribution plans covering the U.S. employees of the acquired companies. The Company also maintains certain other defined contribution plans outside of the United States for which it provides contributions for participating employees.  The Company's matching contributions during the years ended December 31, 2020, 2019 and 2018 were $33 million, $26 million and $22 million, respectively.

18.    GEOGRAPHIC INFORMATION

 The Company's international revenue information consists of the information of Booking.com, agoda and Rentalcars.com in their entirety and the information of the international businesses of KAYAK and OpenTable. This classification is independent of where the consumer resides, where the consumer is physically located while using the Company's services or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com (which is domiciled in the Netherlands) at a hotel in New York by a consumer in the United States is part of the Company's international results. The Company's geographic information on revenues is as follows (in millions):

	United States	International		Total Company
For the year ended:		The Netherlands	Other
December 31, 2020	$783	$5,264	$749	$6,796
December 31, 2019	1,537	11,686	1,843	15,066
December 31, 2018	1,536	11,348	1,643	14,527

The following table presents information on the Company's property and equipment (excluding capitalized software) and operating lease assets based on location of the assets at December 31, 2020 and 2019 (in millions):

	United States	International			Total Company
		The Netherlands	United Kingdom	Other

December 31, 2020	$186	$499	$85	$278	$1,048
December 31, 2019	216	484	137	327	1,164

19.    ACQUISITIONS

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

In 2019, the Company paid $37 million of contingent consideration for a business acquired in 2015. The contingent payment was dependent on the achievement of certain performance factors.

20.    RESTRUCTURING AND OTHER EXIT COSTS

In response to the reduction in the Company's business volumes as a result of the impact of the COVID-19 pandemic (see Note 2), during the year ended December 31, 2020, the Company took actions at all of its brands to reduce the size of its workforce across more than 60 countries to optimize efficiency and reduce costs. As part of these actions, the Company engaged in the process of consulting with its employees, works councils, employee representatives and other relevant organizations related to the reductions in force in certain countries (including the Netherlands and the United Kingdom), which have substantially concluded as of December 31, 2020. These consultations resulted in the Company executing either voluntary leaver schemes or involuntary reductions in force, or, in some countries, a combination of the two. The Company completed the vast majority of announcements to affected employees by December 2020. In January 2021, the Company approved and communicated the final portion of workforce reductions in the Netherlands.

During the year ended December 31, 2020, the Company recorded expenses of $149 million for the restructuring actions, which are included in “Restructuring and other exit costs” in the Consolidated Statement of Operations. These expenses are primarily cash-based and consist of employee severance and other termination benefits, and other costs. Noncash restructuring expenses recorded during the year ended December 31, 2020 were $7 million. At December 31, 2020, restructuring liabilities of $37 million are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet.

In addition to the restructuring expenses recorded during the year ended December 31, 2020 and included in “Restructuring and other exit costs” in the Consolidated Statement of Operations, the Company estimates that it will record additional restructuring expenses of approximately $40 million, related to employee severance and other termination benefits, leases and contract terminations, in early 2021. This estimate may change as the Company finalizes the execution of its cost reduction plans, including restructuring actions in the Netherlands and France. The Company’s evaluation of various alternative courses of action related to certain other leases and contract terminations and modifications is still in progress and the Company may incur additional costs resulting from such actions.

21.    GOVERNMENT GRANTS AND OTHER ASSISTANCE

Certain governments have passed or are considering modifying legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid, and some of these governments have extended or are considering extending these programs. The Company has participated in several of these programs, including the Netherlands' wage subsidy program and the United Kingdom's job retention scheme. In addition, in certain countries, such as Singapore and China, the Company also participated in programs where the government assistance is in the form of wage subsidies and reductions in wage-related employer taxes paid by the Company. During the year ended December 31, 2020, the Company recognized government grants and other assistance benefits of $127 million. The government grants and other assistance is recorded principally as a reduction of "Personnel" expense in the Consolidated Statement of Operations. At December 31, 2020, the Company has received $99 million and recorded a receivable of $28 million, which is included in “Other current assets” in the Consolidated Balance Sheet, for payments expected to be received for the programs where it has met the qualifying requirements and it is probable that payment will be received. This receivable is expected to be received in 2021. In addition, certain governments have extended support for the travel and tourism industry through special programs whereby discounts are extended to travelers through travel service providers or through travel agents for reservations facilitated by them. The Company has participated in Japan's Go To Travel program and Thailand's We Travel Together program.

22.    OTHER INCOME (EXPENSE), NET

The components of other income (expense), net included the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Interest and dividend income	$54	$152	$187
Net gains (losses) on marketable equity securities (1)	1,811	745	(367)
Impairment of investment (1)	(100)	—	—
Foreign currency transaction losses	(207)	(31)	(53)
Other	(4)	13	(4)
Other income (expense), net	$1,554	$879	$(237)
(1) See Note 5 for additional information related to the net gains (losses) on marketable equity securities and impairment of investment.