Form 10-Q
period 2021-03-31
Booking Holdings Inc.
filed 2021-05-05
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
Former name, former address and former fiscal year, if changed, since last report: N/A
 _____________________________________________________________________________________________
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock par value $0.008 per share	BKNG	The NASDAQ Global Select Market
0.800% Senior Notes Due 2022	BKNG 22A	The NASDAQ Stock Market LLC
2.150% Senior Notes Due 2022	BKNG 22	The NASDAQ Stock Market LLC
2.375% Senior Notes Due 2024	BKNG 24	The NASDAQ Stock Market LLC
0.100% Senior Notes Due 2025	BKNG 25	The NASDAQ Stock Market LLC
1.800% Senior Notes Due 2027	BKNG 27	The NASDAQ Stock Market LLC
0.500% Senior Notes Due 2028	BKNG 28	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Number of shares of Common Stock outstanding at April 28, 2021:

Common Stock, par value $0.008 per share	41,052,813
(Class)	(Number of Shares)

Booking Holdings Inc.
Form 10-Q

For the Three Months Ended March 31, 2021

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,151	$10,562
Short-term investments (Available-for-sale debt securities: Amortized cost of $500 at March 31, 2021 and December 31, 2020)	500	501
Accounts receivable, net (Allowance for expected credit losses of $94 and $166, respectively)	586	529
Prepaid expenses, net (Allowance for expected credit losses of $20 and $22, respectively)	286	337
Other current assets	585	277
Total current assets	14,108	12,206
Property and equipment, net	734	756
Operating lease assets	480	529
Intangible assets, net	1,762	1,812
Goodwill	1,882	1,895
Long-term investments (Includes available-for-sale debt securities: Amortized cost of $225 at March 31, 2021 and December 31, 2020)	3,788	3,759
Other assets, net (Allowance for expected credit losses of $36 and $33, respectively)	901	917
Total assets	$23,655	$21,874
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$570	$735
Accrued expenses and other current liabilities	1,350	1,382
Deferred merchant bookings	643	323
Short-term debt	3,905	985
Total current liabilities	6,468	3,425
Deferred income taxes	1,111	1,127
Operating lease liabilities	331	366
Long-term U.S. transition tax liability	923	923
Other long-term liabilities	128	111
Long-term debt	9,930	11,029
Total liabilities	18,891	16,981
Commitments and contingencies (see Note 13)
Stockholders' equity:
Common stock, $0.008 par value, Authorized shares: 1,000,000,000 Issued shares: 63,562,095 and 63,406,451, respectively	—	—
Treasury stock, 22,511,172 and 22,446,897 shares, respectively	(24,274)	(24,128)
Additional paid-in capital	5,965	5,851
Retained earnings	23,233	23,288
Accumulated other comprehensive loss	(160)	(118)
Total stockholders' equity	4,764	4,893
Total liabilities and stockholders' equity	$23,655	$21,874
See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Agency revenues	$717	$1,424
Merchant revenues	373	659
Advertising and other revenues	51	205
Total revenues	1,141	2,288
Operating expenses:
Marketing expenses	461	851
Sales and other expenses	112	377
Personnel, including stock-based compensation of $109 and $6, respectively	552	484
General and administrative	119	201
Information technology	87	78
Depreciation and amortization	113	117
Restructuring and other exit costs	8	—
Impairment of goodwill	—	489
Total operating expenses	1,452	2,597
Operating loss	(311)	(309)
Interest expense	(98)	(64)
Other income (expense), net	131	(349)
Loss before income taxes	(278)	(722)
Income tax benefit	(223)	(23)
Net loss	$(55)	$(699)
Net loss applicable to common stockholders per basic common share	$(1.34)	$(17.01)
Weighted-average number of basic common shares outstanding (in 000's)	40,973	41,093
Net loss applicable to common stockholders per diluted common share	$(1.34)	$(17.01)
Weighted-average number of diluted common shares outstanding (in 000's)	40,973	41,093

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Three Months Ended March 31,
	2021	2020
Net loss	$(55)	$(699)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(30)	(77)
Unrealized losses on cash flow hedges	(11)	—
Net unrealized losses on available-for-sale securities	(1)	(74)
Total other comprehensive loss, net of tax	(42)	(151)
Comprehensive loss	$(97)	$(850)

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 and 2020
(In millions, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares (in 000's)	Amount	Shares (in 000's)	Amount
Balance, December 31, 2020	63,406	$—	(22,447)	$(24,128)	$5,851	$23,288	$(118)	$4,893
Net loss	—	—	—	—	—	(55)	—	(55)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(30)	(30)
Unrealized losses on cash flow hedges, net of tax	—	—	—	—	—	—	(11)	(11)
Net unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(1)	(1)
Exercise of stock options and vesting of restricted stock units and performance share units	156	—	—	—	1	—	—	1
Repurchase of common stock	—	—	(64)	(146)	—	—	—	(146)
Stock-based compensation and other stock-based payments	—	—	—	—	113	—	—	113
Balance, March 31, 2021	63,562	$—	(22,511)	$(24,274)	$5,965	$23,233	$(160)	$4,764

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares (in 000's)	Amount	Shares (in 000's)	Amount
Balance, December 31, 2019	63,179	$—	(21,762)	$(22,864)	$5,756	$23,232	$(191)	$5,933
Cumulative effect of adoption of accounting standards update	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(699)	—	(699)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(77)	(77)
Net unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(74)	(74)
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	(4)	—	—	(4)
Exercise of stock options and vesting of restricted stock units and performance share units	191	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(678)	(1,251)	—	—	—	(1,251)
Stock-based compensation and other stock-based payments	—	—	—	—	6	—	—	6
Balance, March 31, 2020	63,370	$—	(22,440)	$(24,115)	$5,758	$22,530	$(342)	$3,831

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(55)	$(699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113	117
Provision for expected credit losses and chargebacks	—	262
Deferred income tax benefit	(50)	(97)
Net (gains) losses on marketable equity securities	(32)	307
Stock-based compensation expense and other stock-based payments	113	11
Operating lease amortization	45	46
Amortization of debt discount and debt issuance costs	16	14
Unrealized foreign currency transaction gains on Euro-denominated debt	(91)	(33)
Impairment of goodwill	—	489
Impairment of investment	—	100
Other	(4)	2
Changes in assets and liabilities:
Accounts receivable	(72)	760
Prepaid expenses and other current assets	(258)	(445)
Deferred merchant bookings and other current liabilities	114	(1,135)
Other long-term assets and liabilities	(46)	(79)
Net cash used in operating activities	(207)	(380)
INVESTING ACTIVITIES:
Purchase of investments	—	(72)
Proceeds from sale and maturity of investments	—	1,885
Additions to property and equipment	(65)	(80)
Net cash (used in) provided by investing activities	(65)	1,733
FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	2,015	—
Payments for repurchase of common stock	(137)	(1,281)
Other financing activities	(9)	—
Net cash provided by (used in) financing activities	1,869	(1,281)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(7)	(21)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	1,590	51
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period	10,582	6,332
Total cash and cash equivalents and restricted cash and cash equivalents, end of period	$12,172	$6,383
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes (see Note 17)	$216	$762
Cash paid during the period for interest	$66	$68

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
Notes to Unaudited Consolidated Financial Statements

1.                                      BASIS OF PRESENTATION

Management of Booking Holdings Inc. (the "Company") is responsible for the Unaudited Consolidated Financial Statements included in this document. The Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared the Unaudited Consolidated Financial Statements following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by U.S. GAAP for annual financial statements. These statements should be read in combination with the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The functional currency of the Company's subsidiaries is generally the respective local currency. For international operations, assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date. Income statement amounts are translated at monthly average exchange rates applicable for the period. Translation gains and losses are included as a component of "Accumulated other comprehensive loss" in the accompanying Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for any subsequent quarter or the full year, especially during the periods that are impacted by the COVID-19 pandemic.

Impact of COVID-19

The ongoing outbreak of the novel strain of the coronavirus COVID-19 (the "COVID-19 pandemic") and the resulting economic conditions and government restrictions have resulted in a material decrease in consumer spending and an unprecedented decline in travel and restaurant activities and consumer demand for related services. See Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for further information. The Company’s financial results and prospects are almost entirely dependent on the sale of travel-related services. Many governments around the world continue to implement a variety of measures to reduce the spread of COVID-19, including travel restrictions, bans and advisories, instructions to residents to practice social distancing, curfews, quarantine advisories, including quarantine restrictions after travel in certain locations, shelter-in-place orders, required closures of non-essential businesses and additional restrictions on businesses as part of re-opening plans. These government mandates have had a significant adverse effect on many of the customers on whom the Company’s business relies, including hotels and other accommodation providers, airlines and restaurants, as well as the Company's workforce, operations and consumers. Though some governments have started to relax COVID-19-related restrictions and vaccine distributions have begun, there remains uncertainty around the impact of the new variants of COVID-19, when remaining restrictions will be lifted, if additional restrictions may be initiated, if there will be changes to travel behavior patterns when government restrictions are fully lifted, and the timing of distribution and administration of the vaccines globally.

In 2020, given the severe downturn in the global travel industry and the financial difficulties faced by many of the Company's travel service provider and restaurant customers and marketing affiliates, the Company increased its provision for expected credit losses (also referred to as provision for bad debt or provision for uncollectible accounts) on receivables from and prepayments to its travel service provider and restaurant customers and marketing affiliates (see Note 7). Moreover, due to the high level of cancellations of existing reservations, the Company incurred higher than normal cash outlays to refund consumers for prepaid reservations, including certain situations where the Company had already transferred the prepayment to the travel service provider (see Note 2). In 2021, based on its review of recent historical credit loss experience and stability in the economic conditions in certain markets, the Company has revised its estimates of expected credit losses (see Note 7). Any significant increase in the Company's provision for expected credit losses and any significant increase in cash outlays to refund consumers would have a corresponding adverse effect on the Company's results of operations and related cash flows.

As a result of the deterioration of the Company’s business due to the COVID-19 pandemic, the Company recorded significant goodwill impairment charges in 2020 (see Note 8). In addition, the Company recorded a significant impairment charge in 2020 for one of the Company's long-term investments (see Notes 5 and 6). Even though no additional impairment indicators were identified as of March 31, 2021 for these assets, it is possible that the Company may have to record additional significant impairment charges in future periods.

See Note 9 for additional information about the Company’s existing debt arrangements, including 1.7 billion Euros of debt issued in March 2021 and payment of $2.0 billion in April 2021 to redeem certain Senior Notes issued in April 2020. The Company’s continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, the Company’s ability to meet debt covenant requirements, the Company’s operating performance and the Company's credit ratings.

While there have been some signs of a recovery in travel demand in certain parts of the world, the Company continues to expect the COVID-19 pandemic and its effects to have a significant adverse impact on the Company's business for the duration of the pandemic, during any resurgence of the pandemic and during the subsequent economic recovery, which could be an extended period of time. The extent of the effects of the COVID-19 pandemic on the Company’s business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments. These include, but are not limited to, the severity, extent and duration of the COVID-19 pandemic, including as a result of any new variants of COVID-19 and any resurgences of the pandemic, the global distribution of the vaccines and their efficacy against existing and any future variants of COVID-19, and their impacts on the travel and restaurant industries and consumer spending more broadly. While the rate of vaccination distribution in some countries like Israel, the United Kingdom and the United States is encouraging, other countries in Europe (the Company's largest region in terms of room nights booked), in Asia, and other parts of the world have made slower progress. Even though there have been some improvements in the economic and operating conditions for the Company's business since the outset of the COVID-19 pandemic, the Company cannot predict the long-term effects of the pandemic on its business or the travel and restaurant industries as a whole. If the travel and restaurant industries are fundamentally changed by the COVID-19 pandemic in ways that are detrimental to the Company’s operating model, the Company’s business may continue to be adversely affected even as the broader global economy recovers.

In response to the reduction in the Company's business volumes as a result of the impact of the COVID-19 pandemic, during the year ended December 31, 2020, the Company took actions to reduce the size of its workforce to optimize efficiency and reduce costs. See Note 14 for additional information. The Company has also participated in certain governmental assistance programs and received certain grants and other assistance. See Note 15 for additional information.

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements Adopted

Simplifying the Accounting for Income Taxes

The Financial Accounting Standards Board ("FASB") issued a new accounting update relating to income taxes.  This update provides an exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.  This update also (1) requires an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (2) requires an entity to evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which goodwill was originally recognized for accounting purposes and when it should be considered a separate transaction, and (3) requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.

The Company adopted this update on January 1, 2021 and applied the applicable amendments on a prospective basis. The adoption did not have a material impact on the Company's Unaudited Consolidated Financial Statements.

Other Recent Accounting Pronouncements

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued a new accounting update relating to convertible instruments and contracts in an entity’s own equity. For convertible instruments, the accounting update reduces the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. The accounting update amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-

substance-based accounting conclusions. The accounting update also simplifies the diluted earnings per share calculation in certain areas.

The update is effective for the Company from January 1, 2022. The update can be adopted on either a full or modified retrospective basis. The Company is currently evaluating the impact to its Consolidated Financial Statements of adopting this update.

2.                                    REVENUE

Disaggregation of Revenue

Geographic Information

The Company's international revenue information consists of the results of Booking.com, agoda and Rentalcars.com in their entirety and the results of the international businesses of KAYAK and OpenTable. This classification is independent of where the consumer resides, where the consumer is physically located while using the Company's services or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com (which is domiciled in the Netherlands) at a hotel in New York by a consumer in the United States is part of the Company's international results. The Company's geographic information is as follows (in millions):

		International
	United States	The Netherlands	Other	Total
Total revenues for the three months ended March 31,
2021	$197	$811	$133	$1,141
2020	$285	$1,677	$326	$2,288

Revenue by Type of Service

Approximately 86% and 85% of the Company's revenue for the three months ended March 31, 2021 and 2020, respectively, relates to online accommodation reservation services. Revenue from all other sources of online travel reservation services and advertising and other revenues each individually represent less than 10% of the Company's total revenues for each period.

Deferred Merchant Bookings and Deferred Revenue

Cash payments received from travelers in advance of the Company completing its performance obligations are included in "Deferred merchant bookings" in the Company's Consolidated Balance Sheets and are comprised principally of amounts estimated to be payable to the travel service providers as well as the Company's estimated deferred revenue for its commission or margin and fees. At March 31, 2021 and December 31, 2020, deferred merchant bookings included deferred revenue for online travel reservation services of $94 million and $50 million, respectively. The amounts are subject to refunds for cancellations. The Company expects to complete its performance obligations generally within one year from the reservation date. During the three months ended March 31, 2021, the Company recognized revenues of $25 million from the deferred revenue balance as of December 31, 2020.

Loyalty and Other Incentive Programs

The Company provides loyalty programs where participating consumers are awarded loyalty points on current transactions that can be redeemed in the future. At March 31, 2021 and December 31, 2020, liabilities for loyalty program incentives of $16 million and $21 million, respectively, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets. The Company’s largest loyalty program is at OpenTable, where points can be redeemed for rewards such as qualifying reservations at participating restaurants, third-party gift cards and accommodation reservations booked through some of the Company’s other platforms. In March 2018, OpenTable introduced a three-year time-based expiration for points earned by diners. Unredeemed loyalty points existing as of the date of introduction of the expiration provision expired during the three months ending March 31, 2021. The estimated fair value of the loyalty points that are expected to be redeemed is recognized as a reduction of revenue at the time the incentives are granted.

In addition to the loyalty programs, at March 31, 2021 and December 31, 2020, liabilities of $46 million and $60 million, respectively, for other incentive programs, such as referral bonuses, rebates, credits and discounts, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

Refunds to Travelers

Due to the high level of cancellations of existing reservations as a result of the COVID-19 pandemic (see Note 1), in 2020, the Company incurred higher than normal cash outlays to refund travelers for prepaid reservations, including certain situations where the Company had already transferred the prepayment to the travel service provider. For the three months ended March 31, 2020, the Company recorded a reduction in revenue of $63 million for refunds paid or estimated to be payable to travelers where the Company had agreed to provide free cancellation for certain non-refundable reservations without a corresponding estimated expected recovery from the travel service providers.

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

Due to the impact of the COVID-19 pandemic (see Note 1), there was a significant decline, as of March 31, 2020, in the estimated performance over the performance periods against the performance targets and consequently, a significant reduction in the number of shares that were probable to be issued as compared to December 31, 2019. As a result, for the three months ended March 31, 2020, the Company recognized a reduction in stock-based compensation expense of $73 million, which is included in "Personnel" expense in the Unaudited Consolidated Statement of Operations for the three months ended March 31, 2020. During the three months ended June 30, 2020, considering pre-COVID-19 performance and the significant effect of the COVID-19 pandemic on Company performance and consequently on the number of shares that were probable to be issued to employees, the Company modified the performance-based awards granted in 2018 (other than the performance-based awards granted to executive officers and certain other employees) to fix the number of shares to be issued, subject to other vesting conditions. As a result, the Company incurred an additional stock-based compensation expense of $11 million to be recognized over the remaining requisite service period. During the three months ended March 31, 2021, the Company modified the performance-based awards granted in 2018 and 2019 to its executive officers, to fix the number of shares to be issued, subject to other vesting conditions. The modification, in the aggregate, resulted in additional stock-based compensation expense of $40 million, to be recognized over the remaining requisite service periods for the performance-based awards.

Restricted stock units and performance share units granted by the Company during the three months ended March 31, 2021 had an aggregate grant-date fair value of $368 million.  Restricted stock units and performance share units that vested during the three months ended March 31, 2021 had an aggregate fair value at vesting of $353 million. At March 31, 2021, there was $715 million of estimated total future stock-based compensation expense related to unvested restricted stock units and performance share units to be recognized over a weighted-average period of 2.3 years. At March 31, 2021, there was $47 million of estimated total future stock-based compensation expense related to unvested stock options to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units

The Company makes broad-based grants of restricted stock units that generally vest during a period of one- to three-years, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability.

The following table summarizes the activity of restricted stock units for employees and non-employee directors during the three months ended March 31, 2021:

Restricted Stock Units	Shares	Weighted-average Grant-date Fair Value
Unvested at December 31, 2020	305,959	$1,697

Granted	119,284	$2,275
Vested	(103,989)	$1,811
Forfeited	(12,143)	$1,761
Unvested at March 31, 2021	309,111	$1,880

Performance Share Units

The Company grants performance share units to executives and certain other employees, which generally vest at the end of a three-year period (with the exception of certain shorter term performance share units granted in 2021 that vest at the end of one and two years), subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability. The number of shares that ultimately vest depends on achieving certain performance metrics, performance goals, stock price increase and/or relative total shareholder return, as applicable, by the end of the performance period, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.

The following table summarizes the activity of performance share units for employees during the three months ended March 31, 2021:

Performance Share Units	Shares	Weighted-average Grant-date Fair Value
Unvested at December 31, 2020	84,478	$1,930

Granted (1)	42,173	$2,287
Vested	(51,354)	$2,022
Performance shares adjustment (2)	42,298	$2,188
Forfeited	(4,651)	$1,756
Unvested at March 31, 2021	112,944	$2,107
(1) Excludes 12,251 performance share units awarded during the three months ended March 31, 2021 for which the grant date under Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation, has not yet been established. Amongst other conditions, for the grant date to be established, a mutual understanding is required to be reached between the Company and the employee of the key terms and conditions of the award, including the performance targets. The performance targets for each of the annual performance periods under the award are set at the beginning of the respective year.
(2) Probable outcome for performance-based awards is updated based upon changes in actual and forecasted operating results or expected achievement of performance goals, as applicable, and the impact of modifications.

The following table summarizes the estimated vesting, as of March 31, 2021, of performance share units granted in 2021, 2020 and 2019, net of forfeiture and vesting since the respective grant dates:

Performance Share Units, by grant year	2021(1)	2020	2019
Shares probable to be issued	64,395	9,492	39,057
Shares not subject to the achievement of minimum performance thresholds	28,858	—	39,057
Shares that could be issued if maximum performance thresholds are met	64,395	18,080	73,687
(1) Excludes performance share units awarded during the three months ended March 31, 2021 for which the grant date under ASC 718 has not yet been established as disclosed above.

Stock Options

In 2020, the Company granted stock options to certain employees that vest in March 2023, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability. No stock options were granted to the executive officers of the Company. Stock options granted or assumed in acquisitions generally have a term of 10 years from the grant date.

The following table summarizes the activity for stock options during the three months ended March 31, 2021:

Employee Stock Options	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-average Remaining Contractual Term (in years)
Balance, December 31, 2020	152,746	$1,401	$126	9.3
Exercised	(655)	$1,094
Forfeited	(7,275)	$1,411
Balance, March 31, 2021	144,816	$1,402	$134	9.0
Exercisable at March 31, 2021	4,230	$1,217	$5	5.6

4.                                      NET LOSS PER SHARE

The Company computes basic net loss per share by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted-average number of common and common equivalent shares outstanding during the period.

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

As the Company had net losses for both the three months ended March 31, 2021 and 2020, no incremental shares related to stock-based awards and convertible senior notes are included in the weighted-average numbers of diluted common and common equivalent shares outstanding because the effect would be anti-dilutive.

For the three months ended March 31, 2021 and 2020, 403,620 and 258,828 potential common shares, respectively, related to stock options, restricted stock units, performance share units and convertible senior notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the respective period.

5.                                      INVESTMENTS

The following table summarizes, by major security type, the Company's investments at March 31, 2021 (in millions):

	Cost	Gross Unrealized Gains /Upward Adjustments	Gross Unrealized Losses /Downward Adjustments	Carrying Value
Short-term investments:
Debt securities:
Trip.com Group convertible debt securities	$500	$—	$—	$500

Long-term investments:
Investments in private companies:
Debt securities	$200	$—	$—	$200
Equity securities	552	—	(100)	452
Other long-term investments:
Debt securities:
Trip.com Group convertible debt securities	25	—	(1)	24
Equity securities	463	2,649	—	3,112
Total	$1,240	$2,649	$(101)	$3,788

The following table summarizes, by major security type, the Company's investments at December 31, 2020 (in millions):

	Cost	Gross Unrealized Gains/Upward Adjustments	Gross Unrealized Losses/Downward Adjustments	Carrying Value
Short-term investments:
Debt securities:
Trip.com Group convertible debt securities	$500	$1	$—	$501

Long-term investments:
Investments in private companies:
Debt securities	$200	$—	$—	$200
Equity securities	552	3	(100)	455
Other long-term investments:
Debt securities:
Trip.com Group convertible debt securities	25	—	(1)	24
Equity securities	463	2,617	—	3,080
Total	$1,240	$2,620	$(101)	$3,759

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

Investments in equity securities include marketable equity securities and equity investments without readily determinable fair values. Marketable equity securities are reported at estimated fair value with changes in fair value recognized in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations. The Company also holds investments in equity securities of private companies, over which the Company does not have the ability to exercise significant influence or control. The Company elected to measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Investments in Trip.com Group

At March 31, 2021, the Company had $525 million invested in convertible senior notes issued at par value by Trip.com Group including $25 million six-year convertible senior notes issued in September 2016 and $500 million ten-year convertible senior notes issued in December 2015. The $500 million convertible senior notes include a put option allowing the Company, at its option, to require a prepayment in cash from Trip.com Group at the end of the sixth year of the note. The $500 million convertible senior notes were classified as "Short-term investments" in the Consolidated Balance Sheet at March 31, 2021 and December 31, 2020 as the Company expects to exercise the put option and redeem the investment.

The Company determined that the economic characteristics and risks of the put option related to the $500 million convertible senior notes are clearly and closely related to the notes, and therefore did not meet the requirement for separate accounting as embedded derivatives. The Company monitors the conversion features of these notes to determine whether they meet the definition of an embedded derivative during each reporting period. The conversion feature associated with the $25 million convertible senior notes meets the definition of an embedded derivative that requires separate accounting. The embedded derivative is bifurcated for fair value measurement purposes only and is reported in the Consolidated Balance Sheets with its host contract in "Long-term investments." The mark-to-market adjustments of the embedded derivative are included in "Other income (expense), net" in the Company's Unaudited Consolidated Statements of Operations.

During the three months ended March 31, 2020, the Company sold a portion of its investment in Trip.com Group ADSs, with a cost basis of $124 million, for $94 million. "Other income (expense), net" in the Unaudited Consolidated Statement of Operations for the three months ended March 31, 2020 includes a loss of $40 million related to the ADSs sold during the period and an unrealized loss of $178 million related to the ADSs held by the Company at March 31, 2020. The Company sold the remaining investment in the ADSs during the three months ended June 30, 2020.

Investment in Meituan

In 2017, the Company invested $450 million in preferred shares of Meituan, the leading e-commerce platform for local services in China. The investment has been converted to ordinary shares and classified as a marketable equity security since Meituan's initial public offering in 2018. The investment had a fair value of $3.1 billion at March 31, 2021 and December 31, 2020, which is included in "Long-term investments" in the Consolidated Balance Sheets. For the three months ended March 31, 2021 and 2020, an unrealized gain of $29 million and an unrealized loss of $81 million, respectively, related to this investment, are included in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations.

Investments in Private Companies
Equity Securities without Readily Determinable Fair Values

The Company had $552 million invested in equity securities of private companies at March 31, 2021 and December 31, 2020, including $500 million invested in Didi Chuxing. These investments are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer and are included in "Long-term investments" in the Company's Consolidated Balance Sheets.

During the three months ended March 31, 2020, the Company recognized an impairment charge of $100 million to its investments in Didi Chuxing due to the impact of the COVID-19 pandemic (see Note 1), resulting in an adjusted carrying value of $400 million at March 31, 2020, December 31, 2020 and March 31, 2021 (see Note 6). No additional impairment indicators were identified as of March 31, 2021.

Debt Securities

The Company had $200 million invested in preferred shares of Grab Holdings Inc. ("Grab"), with an estimated fair value of $200 million at March 31, 2021 and December 31, 2020. The investment in Grab is classified as a debt security for accounting purposes and categorized as available-for-sale. The preferred shares are convertible to ordinary shares at the Company’s option and are mandatorily convertible upon an initial public offering. The preferred shares also contain a redemption feature that can be exercised by the Company after certain points of time. The investment is reported at estimated fair value in "Long-term investments" in the Company's Consolidated Balance Sheets, with the aggregate unrealized gains and losses, net of tax, reflected in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The Company recognized an unrealized loss of $20 million during the three months ended March 31, 2020 and an unrealized gain of $20 million during the three months ended June 30, 2020 related to the investment in Grab.

On April 13, 2021, Grab announced its intention to pursue a public listing of its shares in the U.S. through a merger with Altimeter Growth Corp. (“Altimeter”). The transaction is subject to certain closing conditions, including, the effectiveness of the relevant registration statement filed with the SEC and the approval of Altimeter and Grab shareholders. In furtherance of the proposed transaction, the Company has entered into voting support and lock-up agreements with Grab.

6.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value at March 31, 2021 are classified in the categories described in the table below (in millions):

	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
ASSETS:
Cash equivalents and restricted cash equivalents:
Money market fund investments	$11,773	$—	$—	$11,773
Time deposits and certificates of deposit	41	—	—	41
Short-term investments:
Trip.com Group convertible debt securities	—	500	—	500
Long-term investments:
Investments in private companies:
Debt securities	—	—	200	200
Other long-term investments:
Trip.com Group convertible debt securities	—	24	—	24
Equity securities	3,112	—	—	3,112
Derivatives:
Foreign currency exchange derivatives	—	7	—	7
Total assets at fair value	$14,926	$531	$200	$15,657

LIABILITIES:
Foreign currency exchange derivatives	$—	$11	$—	$11

Financial assets and liabilities carried at fair value at December 31, 2020 and nonrecurring fair value measurements are classified in the categories described in the table below (in millions):

	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
ASSETS:
Cash equivalents and restricted cash equivalents:
Money market fund investments	$10,208	$—	$—	$10,208
Time deposits and certificates of deposit	32	—	—	32
Short-term investments:
Trip.com Group convertible debt securities	—	501	—	501
Long-term investments:
Investments in private companies:
Debt securities	—	—	200	200
Other long-term investments:
Trip.com Group convertible debt securities	—	24	—	24
Equity securities	3,080	—	—	3,080
Derivatives:
Foreign currency exchange derivatives	—	9	—	9
Total assets at fair value	$13,320	$534	$200	$14,054

LIABILITIES:
Foreign currency exchange derivatives	$—	$7	$—	$7

Nonrecurring fair value measurements
Investments in equity securities of private companies (1)	$—	$—	$404	$404
Goodwill of the OpenTable and KAYAK reporting unit (2)	—	—	1,000	$1,000
Total nonrecurring fair value measurements	$—	$—	$1,404	$1,404

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

The valuation of investments in Trip.com Group convertible debt securities are considered "Level 2" valuations because the Company has access to quoted prices, but does not have visibility into the volume and frequency of trading for these investments. A market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.

Investments in private companies measured using Level 3 inputs

The Company’s investments measured using Level 3 inputs primarily consist of equity investments in privately-held companies that are classified as either debt securities or equity securities without readily determinable fair values. Fair values of privately held securities are estimated using a variety of valuation methodologies, including both market and income approaches. The Company has used valuation techniques appropriate for the type of investment and the information available about the investee as of the valuation date to determine fair value. Recent financing transactions in the investee, such as new investments in preferred stock, are generally considered the best indication of the enterprise value and therefore used as a basis to estimate fair value.  However, based on a number of factors, such as the proximity in timing to the valuation date or the volume or other terms of these financing transactions, the Company may also use other valuation techniques to supplement this data, including the income approach. In addition, an option-pricing model (“OPM”) is utilized to allocate value to the various classes of securities of the investee, including the class owned by the Company.  The model includes assumptions around the investees' expected time to liquidity and volatility.

The Company's investment in Grab, which is classified as a debt security for accounting purposes, had an aggregate estimated fair value of $200 million at March 31, 2021 and December 31, 2020. The Company measured this investment using Level 3 inputs and management's estimates that incorporate current market participant expectations of future cash flows considered alongside recent financing transactions of the investee and other relevant information.

For the investment in equity securities of Didi Chuxing, considering the impact of the COVID-19 pandemic (see Note 1), the Company performed an impairment analysis as of March 31, 2020 resulting in an adjusted carrying value of $400 million at March 31, 2020, December 31, 2020 and March 31, 2021. No additional impairment indicators were identified as of March 31, 2021.

Derivatives

Derivatives not designated as hedges

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

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations. The Company mitigates these risks by following established risk management policies and procedures, including the use of derivatives. The Company enters into foreign currency forward contracts to hedge its exposure to the impact of movements in foreign currency exchange rates on its transactional balances denominated in currencies other than the functional currency. In periods prior to the second quarter of 2020, the Company also entered into foreign currency derivative contracts to hedge translation risks from short-term foreign currency exchange rate fluctuations for the Euro, British Pound Sterling and certain other currencies versus the U.S. Dollar. Since the first quarter of 2020, the Company has not entered into such derivative instruments as the impact of the COVID-19 pandemic on the Company’s operating results are highly uncertain. The Company does not use derivatives for trading or speculative purposes. As of March 31, 2021 and December 31, 2020, the Company did not designate any foreign currency exchange derivatives as hedges for accounting purposes.

The Company reports the fair values of its derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets in "Other current assets" and "Accrued expenses and other current liabilities", respectively. Unless designated as hedges for accounting purposes, gains and losses resulting from changes in the fair values of derivative instruments are recognized in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations in the period that the changes occur and cash flow impacts, if any, are classified within "Net cash used in operating activities" in the Unaudited Consolidated Statements of Cash Flows.

The table below provides estimated fair values and notional amounts of foreign currency exchange derivatives outstanding at March 31, 2021 and December 31, 2020 (in millions). The notional amount of a foreign currency forward contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheets.

	March 31, 2021	December 31, 2020
Estimated fair value of derivative assets	$7	$9
Estimated fair value of derivative liabilities	$11	$7

Notional amount:
Foreign currency purchases	$653	$898
Foreign currency sales	$863	$839

The effect of foreign currency exchange derivatives recorded in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 is as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Losses on foreign currency exchange derivatives	$9	$23

Derivatives designated as cash flow hedges

In March 2021, the Company entered into reverse treasury lock agreements with certain financial institutions, with an aggregate notional amount of $1.8 billion and expiration date of March 31, 2021, to hedge the risk of changes in the cash flows related to the planned redemption, in April 2021, of the Senior Notes due April 2025 (the "April 2025 Notes") and the Senior Notes due April 2027 (the "April 2027 Notes") attributable to changes in the underlying U.S. treasury notes' interest rates. The Company designated the reverse treasury lock agreements as cash flow hedges. As of March 31, 2021, the Company recognized an unrealized loss of $15 million in "Accumulated other comprehensive loss" with a corresponding liability included in "Accounts payable" in the Consolidated Balance sheet. In April 2021, the Company settled the reverse treasury lock agreements for an aggregate amount of $15 million and also redeemed the April 2025 Notes and April 2027 Notes. In the financial statements for the three months ending June 30, 2021, the Company will reclassify the loss on the cash flow hedge from "Accumulated other comprehensive loss" to "Other income (expense), net" in the Unaudited Consolidated Statement of Operations, concurrently with the recognition of the loss upon extinguishment of the April 2025 Notes and the April 2027 Notes (see Note 9).

Other Financial Assets and Liabilities

At March 31, 2021 and December 31, 2020, the Company's cash consisted of bank deposits. Cash equivalents principally include money market fund investments, time deposits and certificates of deposit. Other financial assets and liabilities, including restricted cash, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair values because of the short-term nature of these items. Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Note 9 for the estimated fair value of the Company's outstanding senior notes and Note 5 for information related to an embedded derivative associated with the $25 million Trip.com Group convertible notes issued in 2016.

Goodwill

See Note 8 for nonrecurring fair value measurements related to the goodwill impairment test.

7.     ACCOUNTS RECEIVABLE AND OTHER FINANCIAL ASSETS

Accounts receivable in the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020 includes receivables from customers of $468 million and $510 million, respectively, and receivables from marketing affiliates of $28 million and $32 million, respectively. The remaining balance principally relates to receivables from third-party payment processors. The Company’s receivables are short-term in nature. In addition, the Company had prepayments to certain customers of $95 million and $107 million included in "Prepaid expenses, net," and $38 million and $45 million included in "Other assets, net" in the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, respectively. The amounts mentioned above are stated on a gross basis, before deducting the allowance for expected credit losses.

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

In 2020, due to the impact of the COVID-19 pandemic (see Note 1), given the severe downturn in the global travel industry and the financial difficulties faced by many of the Company’s travel service provider and restaurant customers and marketing affiliates, the Company increased its provision for expected credit losses on receivables from and prepayments to its customers and marketing affiliates. Significant judgments and assumptions are required to estimate the allowance for expected credit losses and such assumptions may change in future periods, particularly the assumptions related to the impact of the COVID-19 pandemic on the business prospects and financial condition of customers and marketing affiliates and the Company’s ability to collect the receivable or recover the prepayment. In 2021, based on its review of recent historical credit loss experience and stability in the economic conditions in certain markets, the Company has revised its estimates of expected credit losses.

The following table summarizes the activity of the allowance for expected credit losses on receivables (in millions):

	Three Months Ended March 31,
	2021	2020
Balance, beginning of year	$166	$49
Provision charged to earnings	(12)	199
Write-offs and adjustments	(57)	(1)
Foreign currency translation adjustments	(3)	(2)
Balance, end of period	$94	$245

The allowance for expected credit losses on receivables includes a portion of the amounts related to refunds paid or payable to certain travelers without a corresponding estimated expected recovery from the travel service providers, primarily due to the impact of the COVID-19 pandemic (see Note 2).  For the three months ended March 31, 2020, the Company recorded a reduction in revenue of $48 million for such refunds, which is included in "Provision charged to earnings" in the table above.

In addition to the allowance for expected credit losses on receivables, the Company recorded an allowance for expected credit losses on prepayments to certain customers, which are included in "Prepaid expenses, net" and "Other assets, net" in the Consolidated Balance Sheets. The following table summarizes the activity of the allowance for expected credit losses on prepayments to customers (in millions):

	Three Months Ended March 31,
	2021	2020
Balance, beginning of year	$55	$6
Provision charged to expense	2	48
Write-offs and adjustments	(1)	—
Balance, end of period	$56	$54

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
Due to the significant and negative financial impact of the COVID-19 pandemic (see Note 1), the Company performed an interim period goodwill impairment test at March 31, 2020 and recognized a goodwill impairment charge of $489 million related to the OpenTable and KAYAK reporting unit for the three months ended March 31, 2020, which is not tax-deductible. As of September 30, 2020, the Company performed its annual goodwill impairment test and recognized a goodwill impairment charge of $573 million for the same reporting unit for the three months ended September 30, 2020, which is not tax-deductible. No additional impairment indicators were identified as of March 31, 2021. The balance of goodwill as of March 31, 2021 and December 31, 2020 is net of cumulative impairment charges of $2.0 billion.
Intangible Assets and Other Long-lived Assets
The Company's intangible assets at March 31, 2021 and December 31, 2020 consist of the following (in millions):

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Supply and distribution agreements	$1,123	$(559)	$564	$1,136	$(552)	$584	3 - 20 years

Technology	172	(145)	27	174	(144)	30	2 - 7 years

Internet domain names	42	(36)	6	44	(37)	7	5 - 20 years

Trade names	1,820	(655)	1,165	1,824	(633)	1,191	4 - 20 years

Other intangible assets	2	(2)	—	2	(2)	—	Up to 15 years
Total intangible assets	$3,159	$(1,397)	$1,762	$3,180	$(1,368)	$1,812

Intangible assets are amortized on a straight-line basis.  Amortization expense was $41 million and $43 million for the three months ended March 31, 2021 and 2020, respectively.
The Company reviews long-lived assets, including intangible assets and operating lease assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The assessment of possible impairment is based upon the ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related asset group. As of March 31, 2021, no impairment indicators were identified for the Company's long-lived assets.

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

The revolving credit facility provides for the issuance of up to $80 million of letters of credit as well as borrowings of up to $100 million on same-day notice, referred to as swingline loans. Other than swingline loans, which are available only in U.S. Dollars, borrowings and letters of credit under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility can be used for working capital and general corporate purposes, including acquisitions, share repurchases and debt repayments. At March 31, 2021 and December 31, 2020, there were no borrowings outstanding and $4 million of letters of credit issued under this revolving credit facility.

The current revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to the Company's ability to borrow thereunder. In 2020, the Company amended the revolving credit facility to (i) suspend the maximum leverage ratio covenant through and including the three months ending March 31, 2022, which was replaced with a $4.5 billion minimum liquidity covenant based on unrestricted cash, cash equivalents, short-term investments and unused capacity under this revolving credit facility and (ii) increase the permitted maximum leverage ratio from and including the three months ending June 30, 2022 through and including the three months ending March 31, 2023. The Company agreed not to declare or make any cash distribution and not to repurchase any of its shares (with certain exceptions including in connection with tax withholding related to shares issued to employees) unless (i) prior to the delivery of financial statements for the three months ending June 30, 2022, it has at least $6.0 billion of liquidity on a pro forma basis, based on unrestricted cash, cash equivalents, short-term investments and unused capacity under this revolving credit facility and (ii) after the delivery of financial statements for the three months ending June 30, 2022, it is in compliance on a pro forma basis with the maximum leverage ratio covenant then in effect. Such restriction ends upon delivery of financial statements required for the three months ending June 30, 2023, or the Company has the ability to terminate this restriction earlier if it demonstrates compliance with the original maximum leverage ratio covenant in the revolving credit facility. Beginning with the three months ending June 30, 2022, the minimum liquidity covenant will cease to apply and the maximum leverage ratio covenant, as increased, will again be in effect.

Outstanding Debt

Outstanding debt at March 31, 2021 consists of the following (in millions):

March 31, 2021	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current liabilities:
0.9% Convertible Senior Notes due September 2021	$1,000	$(9)	$991
0.8% (€1 billion) Senior Notes due March 2022	1,175	(2)	1,173
4.1% Senior Notes due April 2025	1,000	(4)	996
4.5% Senior Notes due April 2027	750	(5)	745
Total short-term debt	$3,925	$(20)	$3,905

Long-term debt:
2.15% (€750 million) Senior Notes due November 2022	$881	$(2)	$879
2.75% Senior Notes due March 2023	500	(1)	499
2.375% (€1 billion) Senior Notes due September 2024	1,175	(6)	1,169
3.65% Senior Notes due March 2025	500	(2)	498
0.1% (€950 million) Senior Notes due March 2025	1,118	(6)	1,112
0.75% Convertible Senior Notes due May 2025	863	(121)	742
3.6% Senior Notes due June 2026	1,000	(4)	996
1.8% (€1 billion) Senior Notes due March 2027	1,175	(3)	1,172
3.55% Senior Notes due March 2028	500	(2)	498
0.5% (€750 million) Senior Notes due March 2028	881	(5)	876
4.625% Senior Notes due April 2030	1,500	(11)	1,489
Total long-term debt	$10,093	$(163)	$9,930

Outstanding debt at December 31, 2020 consists of the following (in millions):

December 31, 2020	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current Liabilities:
0.9% Convertible Senior Notes due September 2021	$1,000	$(15)	$985
Long-term debt:
0.8% (€1 billion) Senior Notes due March 2022	$1,223	$(1)	$1,222
2.15% (€750 million) Senior Notes due November 2022	919	(4)	915
2.75% Senior Notes due March 2023	500	(1)	499
2.375% (€1 billion) Senior Notes due September 2024	1,223	(7)	1,216
3.65% Senior Notes due March 2025	500	(2)	498
4.1% Senior Notes due April 2025	1,000	(5)	995
0.75% Convertible Senior Notes due May 2025	863	(128)	735
3.6% Senior Notes due June 2026	1,000	(4)	996
1.8% (€1 billion) Senior Notes due March 2027	1,223	(2)	1,221
4.5% Senior Notes due April 2027	750	(5)	745
3.55% Senior Notes due March 2028	500	(2)	498
4.625% Senior Notes due April 2030	1,500	(11)	1,489
Total long-term debt	$11,201	$(172)	$11,029

Based on the closing price of the Company's common stock for the prescribed measurement periods for the three months ended March 31, 2021 and December 31, 2020, the contingent conversion thresholds on the September 2021 Notes (as defined below) and the May 2025 Notes (as defined below) were not exceeded and therefore the notes were not convertible at the option of the holders.

Fair Value of Debt

At March 31, 2021 and December 31, 2020, the estimated fair value of the outstanding debt was approximately $15.5 billion and $14.0 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period. The estimated fair value of the Company's debt in excess of the outstanding principal amount primarily relates to the Senior Notes and the Convertible Senior Notes issued in April 2020.

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

Description of Convertible Senior Notes

In April 2020, the Company issued $863 million aggregate principal amount of Convertible Senior Notes due May 2025 with an interest rate of 0.75% (the "May 2025 Notes"). The Company paid $19 million in debt issuance costs during the year ended December 31, 2020 related to this offering. The May 2025 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $1,886.44 per share. The May 2025 Notes are convertible, at the option of the holder, prior to November 1, 2024, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the May 2025 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the May 2025 Notes in an aggregate value ranging from $0 to $235 million depending upon the date of the transaction and the then current stock price of the Company. Starting on November 1, 2024, holders will have the right to convert all or any portion of the May 2025 Notes, regardless of the Company's stock price. The May 2025 Notes may not be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the May 2025 Notes for cash in certain circumstances. Interest on the May 2025 Notes is payable on May 1 and November 1 of each year. At March 31, 2021, the if-converted value of the May 2025 Notes exceeded the aggregate principal amount by $201 million.

In August 2014, the Company issued $1.0 billion aggregate principal amount of Convertible Senior Notes due September 2021 with an interest rate of 0.9% (the "September 2021 Notes"). The Company paid $11 million in debt issuance costs during the year ended December 31, 2014 related to this offering. The September 2021 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $2,055.50 per share. The September 2021 Notes are convertible, at the option of the holder, prior to September 15, 2021, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the September 2021 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the September 2021 Notes in an aggregate value ranging from $0 to $375 million depending upon the date of the transaction and the then current stock price of the Company. Starting on June 15, 2021, holders will have the right to convert all or any portion of the September 2021 Notes, regardless of the Company's stock price. The September 2021 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the September 2021 Notes for cash in certain circumstances. Interest on the September 2021 Notes is payable on March 15 and September 15 of each year. At March 31, 2021, the if-converted value of the September 2021 Notes exceeded the aggregate principal amount by $131 million.

Cash-settled convertible debt, such as the Company's convertible senior notes, is separated into debt and equity components at issuance and each component is assigned a value.  The value assigned to the debt component is the estimated fair value, at the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount. Debt discount is amortized using the effective interest rate method over the period from the origination date through the stated maturity date. The Company estimated the borrowing rates at debt origination to be 4.10% for the May 2025 Notes and 3.18% for the September 2021 Notes, considering its credit rating and similar debt of the Company or comparable corporate issuers without the conversion feature. The yield to maturity was estimated at an at-market coupon priced at par.

Debt discount after tax of $100 million ($130 million before tax) related to the May 2025 Notes and $83 million ($143 million before tax) related to the September 2021 Notes less financing costs allocated to the equity component of the respective convertible notes was recorded in "Additional paid-in capital" in the balance sheet at debt origination.

The following table summarizes the interest expenses and weighted-average effective interest rates related to the convertible senior notes (in millions, except for interest rates). The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt.

	For the Three Months Ended March 31,
	2021	2020
Coupon interest expense	$4	$3
Amortization of debt discount and debt issuance costs	14	12
Total interest expenses	$18	$15

Weighted-average effective interest rate	3.9%	3.2%

Other Senior Notes

In March 2021, the Company issued Senior Notes due March 2025 with an interest rate of 0.1% for an aggregate principal amount of 950 million Euros and Senior Notes due March 2028 with an interest rate of 0.5% for an aggregate principal amount of 750 million Euros. The proceeds from the issuance of these Senior Notes were used to redeem the April 2025 Notes and the April 2027 Notes. The April 2025 Notes and the April 2027 Notes are included in "Short-term debt" in the Consolidated Balance Sheet at March 31, 2021.

In March 2021, the Company delivered notices to the holders of the April 2025 Notes and the April 2027 Notes for the redemption, on April 3, 2021, of all the outstanding notes at the respective redemption prices determined as per the indenture governing the Notes, plus accrued and unpaid interest to, but not including the redemption date. In April 2021, the Company paid $1.1 billion and $868 million to redeem the April 2025 Notes and the April 2027 Notes, respectively. In addition, the Company paid the applicable accrued and unpaid interest. In the Unaudited Consolidated Statement of Operations for the three months ending June 30, 2021, the Company will record a loss, before tax, of $242 million on the extinguishment of these Senior Notes, being the difference between the carrying value of the Notes and the amount paid for their redemption.

Other senior notes, including the Senior Notes issued in March 2021, had a total carrying value of $12.1 billion and $10.3 billion at March 31, 2021 and December 31, 2020, respectively. Debt discount and debt issuance costs are amortized using the effective interest rate method over the period from the origination date through the stated maturity date.  The following table summarizes the information related to other senior notes outstanding at March 31, 2021:

Other Senior Notes	Date of Issuance	Effective Interest Rate (1)	Timing of Interest Payments
0.8% Senior Notes due March 2022	March 2017	0.94%	Annually in March
2.15% Senior Notes due November 2022	November 2015	2.27%	Annually in November
2.75% Senior Notes due March 2023	August 2017	2.88%	Semi-annually in March and September
2.375% Senior Notes due September 2024	September 2014	2.54%	Annually in September
3.65% Senior Notes due March 2025	March 2015	3.76%	Semi-annually in March and September
0.1% Senior Notes due March 2025	March 2021	0.30%	Annually in March
4.1% Senior Notes due April 2025 (2)	April 2020	4.22%	Semi-annually in April and October
3.6% Senior Notes due June 2026	May 2016	3.70%	Semi-annually in June and December
1.8% Senior Notes due March 2027	March 2015	1.86%	Annually in March
4.5% Senior Notes due April 2027 (2)	April 2020	4.63%	Semi-annually in April and October
3.55% Senior Notes due March 2028	August 2017	3.63%	Semi-annually in March and September
0.5% Senior Notes due March 2028	March 2021	0.63%	Annually in March
4.625% Senior Notes due April 2030	April 2020	4.72%	Semi-annually in April and October
(1) Represents the coupon interest rate adjusted for deferred debt issuance costs, premiums or discounts existing at the origination of the debt.
(2) These Senior Notes were redeemed in April 2021 as disclosed above.

The following table summarizes the interest expenses related to other senior notes (in millions):

	For the Three Months Ended March 31,
	2021	2020
Coupon interest expense	$78	$40
Amortization of debt discount and debt issuance costs	2	2
Total interest expenses	$80	$42

The Company designates certain portions of the aggregate principal value of the Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. For the three months ended March 31, 2021 and 2020, the carrying value of the portion of Euro-denominated debt, designated as a net investment hedge, ranged from $2.7 billion to $2.8 billion and from $2.1 billion to $3.2 billion, respectively. The foreign currency transaction gains or losses on the Euro-denominated debt that is designated as a hedging instrument for accounting purposes are recorded in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument are recognized in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations.

10.                                      TREASURY STOCK

At December 31, 2020 and March 31, 2021, the Company had a total remaining authorization of $10.4 billion to repurchase its common stock under a program authorized by the Company's Board of Directors in 2019 to repurchase up to $15.0 billion of the Company's common stock. The Company has not repurchased any shares since March 2020 under this authorization and does not intend to initiate any repurchases under this authorization until it has better visibility into the shape and timing of a recovery from the COVID-19 pandemic. See Note 9 for a description of the impact of the 2020 credit facility amendment on the Company's ability to repurchase shares. Additionally, the Board of Directors has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities during the three months ended March 31, 2021 and 2020 (in millions, except for shares, which are reflected in thousands):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	—	$—	601	$1,122
General authorization for shares withheld on stock award vesting	64	146	77	129
Total	64	$146	678	$1,251

For the three months ended March 31, 2021 and 2020, the Company remitted employee withholding taxes of $137 million and $119 million, respectively, to the tax authorities, which is different from the aggregate cost of the shares withheld for taxes for each period due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Unaudited Consolidated Statements of Cash Flows.

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

The Company's effective tax rate for the three months ended March 31, 2021 was 80.2%, compared to 3.1% for the three months ended March 31, 2020. The Company's 2021 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to the effect of higher international tax rates and certain non-deductible expenses, partially offset by the benefit of the Netherlands Innovation Box Tax. The Company's 2020 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to the non-deductible goodwill impairment charge related to OpenTable and KAYAK and the valuation allowances recorded against the deferred tax assets generated from the impairment of a long-term investment.

The Company's effective tax rate for the three months ended March 31, 2021 was higher than the three months ended March 31, 2020, primarily due to the effect of higher international tax rates, certain non-deductible expenses, and discrete U.S. tax expenses related to unrealized gains on equity securities. In addition, the lower effective tax rate for the three months ended March 31, 2020 reflected the non-deductible goodwill impairment charge related to OpenTable and KAYAK.

During the three months ended March 31, 2021, a majority of the Company's income was reported in the Netherlands, where Booking.com is based. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") for periods beginning on or after January 1, 2021 rather than the Dutch statutory rate of 25%. Previously, the Innovation Box Tax rate had been 7%. A portion of Booking.com's earnings during the three months ended March 31, 2021 qualified for Innovation Box Tax treatment, which had a beneficial impact on the Company's effective tax rate for that period. During the three months ended March 31, 2020, the Company did not benefit from the Innovation Box Tax.

The aggregate amount of unrecognized tax benefits for all matters at March 31, 2021 and December 31, 2020 was $100 million and $84 million, respectively. The unrecognized tax benefits, if recognized, would impact the effective tax rate. As of March 31, 2021 and December 31, 2020, total gross interest and penalties accrued was $32 million and $31 million, respectively. The majority of these unrecognized tax benefits are included in "Other long-term liabilities" and "Other assets, net" in the Consolidated Balance Sheets.

12.                                      CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The tables below present the changes in the balances of accumulated other comprehensive loss ("AOCl") by component for the three months ended March 31, 2021 and 2020 (in millions):

	Foreign currency translation adjustments					Unrealized losses on cash flow hedges(1)			Net unrealized gains (losses) on available-for-sale securities			Total AOCI, net of tax
	Foreign currency translation		Net investment hedges (2)		Total, net of tax	Before tax	Tax	Total, net of tax	Before tax	Tax	Total, net of tax
	Before tax	Tax (3)	Before tax	Tax

Three Months Ended March 31, 2021
Balance, December 31, 2020	$11	$47	$(184)	$37	$(89)	$—	$—	$—	$3	$(32)	$(29)	$(118)

Other comprehensive income (loss) ("OCI") before reclassifications	(117)	4	109	(26)	(30)	(15)	4	(11)	(1)	—	(1)	(42)
OCI for the period	(117)	4	109	(26)	(30)	(15)	4	(11)	(1)	—	(1)	(42)
Balance, March 31, 2021	$(106)	$51	$(75)	$11	$(119)	$(15)	$4	$(11)	$2	$(32)	$(30)	$(160)

	Foreign currency translation adjustments					Unrealized losses on cash flow hedges(1)			Net unrealized gains (losses) on available-for-sale securities			Total AOCI, net of tax
	Foreign currency translation		Net investment hedges (2)		Total, net of tax	Before tax	Tax	Total, net of tax	Before tax	Tax	Total, net of tax
	Before tax	Tax (3)	Before tax	Tax

Three Months Ended March 31, 2020
Balance, December 31, 2019	$(186)	$54	$(2)	$(5)	$(139)	$—	$—	$—	$(7)	$(45)	$(52)	$(191)

OCI before reclassifications	(128)	4	62	(15)	(77)	—	—	—	(94)	17	(77)	(154)
Amounts reclassified to net income (4)	—	—	—	—	—	—	—	—	4	(1)	3	3
OCI for the period	(128)	4	62	(15)	(77)	—	—	—	(90)	16	(74)	(151)
Balance, March 31, 2020	$(314)	$58	$60	$(20)	$(216)	$—	$—	$—	$(97)	$(29)	$(126)	$(342)

(1)       Relates to the reverse treasury lock agreements entered in March 2021 that were designated as cash flow hedges (see Note 6).
(2)         Net investment hedges balance at March 31, 2021 and earlier dates presented above, includes accumulated net losses from fair value adjustments of $35 million ($53 million before tax) associated with previously settled derivatives that were designated as net investment hedges. The remaining balances relate to foreign currency transaction gains (losses) and related tax benefits (expenses) associated with the Company's Euro-denominated debt that is designated as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries (see Note 9).
(3)         The tax benefits relate to foreign currency translation adjustments to the Company's one-time deemed repatriation tax liability recorded at December 31, 2017 and foreign earnings for periods after December 31, 2017 that are subject to U.S. federal and state income tax, resulting from the enactment of the U.S. Tax Cuts and Jobs Act (the "Tax Act").
(4)         The reclassified net losses before tax from impairment and sales of investments in debt securities are included in "Other income (expense), net" and the related reclassified tax benefits are included in "Income tax benefit" in the Unaudited Consolidated Statement of Operations. The cost of marketable debt securities sold is determined using a first-in and first-out method.

13.                                      COMMITMENTS AND CONTINGENCIES

Competition and Consumer Protection Reviews

At times, online platforms, including online travel platforms, have been the subject of investigations or inquiries by various national competition authorities ("NCAs") or other governmental authorities regarding competition law matters, consumer protection issues or other areas of concern. The Company is or has been involved in many such investigations. For example, the Company has been and continues to be involved in investigations related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates, conditions or availability that are at least as favorable as those offered to other online travel companies ("OTCs") or through the accommodation provider's website. To resolve and close certain of the investigations, the Company has from time to time made commitments to the investigating authorities regarding future business practices or activities. For example, Booking.com has made commitments to several NCAs, including agreeing to narrow the scope of its parity clauses, in order to resolve parity-related investigations. These investigations can also result in fines and the Company had accrued liabilities of $22 million and $23 million, for potential fines associated with its contractual parity arrangements, included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively. In addition, in September 2017, the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland and the investigation is ongoing. If there is an adverse outcome and Booking.com is unsuccessful in any appeal, Booking.com could be required to reduce its commissions in Switzerland. Some authorities are reviewing the online hotel booking sector more generally through market inquiries and the Company cannot predict the outcome of such inquiries or any resulting impact on its business, results of operations, cash flows or financial condition.

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

The Company is involved in multiple litigations in Israel claiming that it has violated Israeli consumer protection and competition laws. For example, one such lawsuit alleges that the Company violated Israeli consumer protection laws by failing to properly display Israeli local taxes in the total prices shown to Israeli residents on its platform. Another lawsuit claims that the Company's parity contractual terms with partners violate Israeli competition laws because they are anti-competitive. A third lawsuit claims Israeli consumer protection laws prohibit the Company from facilitating non-refundable bookings to Israeli residents. Each of the plaintiffs in these matters is requesting certification of a class and the Company is defending against class certification. If the court were to grant class certification for any of these matters and if the plaintiffs were successful on the merits of the claims, the Company could be required to pay damages. However, the Company cannot reasonably estimate the amount of such potential damages because there are several unknown variables at this early stage, including the likelihood of class certification, the size of any potential class and the likelihood of success of the merits of the claims.

A German hotel association has initiated a class action lawsuit against Booking.com in Germany on behalf of a group of German hotels that alleges that the hotels overpaid commissions to Booking.com because of wide parity terms in the contracts between the hotels and Booking.com between 2006 and 2015. Booking.com is pursuing court proceedings in the Netherlands to declare that the Netherlands is the proper forum for this matter. Although the Company believes the claim to be without merit and intends to defend against the claim, if the hotel association were successful in its litigation and the Company were required to pay damages, the amount could be significant. The Company cannot reasonably estimate an amount of potential loss because there are several unknown variables at this early stage.

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

Tax Matters

French tax authorities conducted audits of Booking.com for the years 2003 through 2012 and years 2013 through 2015 and currently are conducting an audit for the years 2016 through 2018. In December 2015, the French tax authorities issued Booking.com assessments for unpaid income and value added taxes ("VAT") related to tax years 2006 through 2012 for approximately 356 million Euros ($403 million), the majority of which represents penalties and interest. The assessments assert that Booking.com had a permanent establishment in France. In December 2019, the French tax authorities issued an additional assessment of 70 million Euros ($83 million), including interest and penalties, for the 2013 year asserting that Booking.com had taxable income attributable to a permanent establishment in France. The French tax authorities also have issued assessments totaling 39 million Euros ($46 million), including interest and penalties, for certain tax years between 2011 and 2015 on Booking.com's French subsidiary asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com in the Netherlands. As a result of a formal demand from the French tax authorities for payment of the amounts assessed against Booking.com for the years 2006 through 2012, in January 2019, the Company paid the assessments of approximately 356 million Euros ($403 million) in order to preserve its right to contest those assessments in court. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent the Company prevails. In December 2019 and October 2020, the Company initiated court proceedings with respect to certain of the assessments. Although the Company believes that Booking.com has been, and continues to be, in compliance with French tax law, and the Company is contesting the assessments, during the three months ended September 30, 2020, the Company contacted the French tax authorities regarding the potential to achieve resolution of the matter through a settlement. After assessing several potential outcomes and potential settlement amounts and terms, an unrecognized tax benefit in the amount of 50 million Euros ($58 million) was recorded during the year ended December 31, 2020, of which the majority was included as a partial reduction to the tax payment recorded in "Other assets, net" in the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020. In December 2020, the French Administrative Court (Conseil d’Etat) delivered a decision in the "ValueClick" case that could have an impact on the outcome in the Company's case. After considering the potential adverse impact of the new decision on the potential outcomes for the Booking.com assessments, the Company currently estimates that the reasonably possible loss related to VAT is approximately 20 million Euros ($24 million). Additional assessments could result when the French tax authorities complete the outstanding audits.

For the periods 2016 through 2018, Italian tax authorities are reviewing Booking.com's transfer pricing policies and for the years 2013 through 2019, whether Booking.com is subject to VAT. In December 2018, December 2019 and March 2021, the Italian tax authorities issued assessments on Booking.com's Italian subsidiary for approximately 48 million Euros ($56 million) for the 2013 tax year, 58 million Euros ($68 million) for the 2014 tax year, and 31 million Euros ($37 million) for the 2015 tax year, respectively, asserting that its transfer pricing policies were inadequate. The Company believes that Booking.com has been, and continues to be, in compliance with Italian tax law. In September 2020, the Italian tax authorities approved the opening of a Mutual Agreement Procedure (“MAP”) between Italy and the Netherlands for the 2013 tax year and in March 2021 suspended the court proceedings underway for the 2014 tax year upon the Company's request for the opening of a MAP for 2014 as well. The Company intends to request similar MAP proceedings be opened for the 2015 tax year and for any subsequent open tax years for which Booking.com’s Italian subsidiary receives transfer pricing related income tax assessments from the Italian tax authorities. Based on the possibility of the Italian assessments for 2013 and 2014 being settled through the MAP process, and after considering potential resolution amounts, a net unrecognized tax benefit amount of 4 million Euros ($5 million) was recorded during the year ended December 31, 2020. Based on the Company’s expectation that the Italian assessment for 2015 and any transfer pricing assessments received for subsequent open years will be settled through the MAP process, and after considering potential resolution amounts, an additional net unrecognized tax benefit of 13 million Euros ($16 million) has been recorded during the three months ended March 31, 2021. In December 2019, the Company paid 10 million Euros ($11 million) as a partial prepayment of the 2013 assessment to avoid any collection enforcement from the Italian tax authorities pending the appeal phase of the case. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent that the Company prevails. Similar to the partial prepayment for 2013, the Company expects to be required to make prepayment deposits or provide bank guarantees equal to one third of the interest and taxes for the 2014 and 2015 assessments to avoid any collection enforcement from the Italian tax authorities pending the MAP proceedings. A total of 5 million Euros ($6 million) of the net unrecognized tax benefits recorded during the three months ended March 31, 2021 and the year ended December 31, 2020 has been included as a partial reduction to the tax payment recorded in "Other assets, net" in the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020. It is unclear what further actions, if any, the Italian authorities will take with respect to the VAT audit for the periods 2013 through 2019 or the income tax audit for the periods 2016 through 2018. Such actions could include closing the investigations, assessing Booking.com additional taxes and/or imposing interest, fines, penalties or criminal proceedings.

In addition, Turkish tax authorities have asserted that Booking.com has a permanent establishment in Turkey and have issued tax assessments for the years 2012 through 2018 for approximately 778 million Turkish Lira ($94 million), which includes interest and penalties through March 31, 2021. The Company believes that Booking.com has been, and continues to be, in compliance with Turkish tax law, and the Company is contesting these assessments. The Company has not recorded a liability in connection with these assessments.

As a result of an internal review of tax policies and positions at one of the Company's smaller subsidiaries in 2018, the Company identified two issues related to the application of certain non-income-based tax laws to that subsidiary's business. At March 31, 2021 and December 31, 2020, the Company had accrued $57 million and $59 million, respectively, related to these travel transaction taxes, based on the Company's estimate of the probable travel transaction tax owed for the prior periods, including interest and penalties, as applicable. The related expenses are included in "General and administrative" expense in the Unaudited Consolidated Statements of Operations. The Company currently estimates that the reasonably possible loss related to these matters in excess of the amount accrued is approximately $20 million. To the extent the Company determines that the probable taxes owed related to these matters exceed what has already been accrued or new issues are identified, the Company may need to accrue additional amounts, which could adversely affect the Company’s business, results of operations, financial condition and cash flows.

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

Other Matters

Beginning in 2014, Booking.com received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) (“BPF”) claiming that Booking.com is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which Booking.com is currently participating. BPF instituted legal proceedings against Booking.com and in 2016 the District Court of Amsterdam rejected all of BPF’s claims. BPF appealed the decision to the Court of Appeal, and, in May 2019, the Court of Appeal also rejected all of BPF’s claims, in each case by ruling that Booking.com does not meet the definition of a travel intermediary for purposes of the mandatory pension scheme. BPF then appealed to the Netherlands Supreme Court. In April 2021, the Supreme Court overturned the previous decision of the Court of Appeal and held that Booking.com meets the definition of a travel intermediary for the purposes of the mandatory pension scheme. The Supreme Court ruled only on the qualification of Booking.com as a travel intermediary for the purposes of the mandatory pension scheme, and did not rule on the various other defenses brought forward by the Company against BPF's claims. The Supreme Court referred the matter to another Court of Appeal that will have to assess the other defenses brought forward by the Company if BPF were to proceed with the litigation. The Company intends to pursue a number of defenses in any subsequent proceedings and may ultimately prevail in whole or in part. While the Company continues to believe that Booking.com is in compliance with its pension obligations and that the Court of Appeal could ultimately rule in favor of Booking.com, given the Supreme Court’s decision, the Company believes it is probable that it has incurred a loss related to this matter. The Company is not able to reasonably estimate a loss or a range of loss because there are significant factual and legal questions yet to be determined in any subsequent proceedings. As a result, as of March 31, 2021, the Company has not recorded a liability in connection with a potential adverse ultimate outcome to this litigation. However, if Booking.com were to ultimately lose and all of BPF’s claims were to be accepted (including with retroactive effect to 1999), the Company estimates that as of March 31, 2021, the maximum loss, not including any potential interest or penalties, would be approximately $300 million. Such estimated potential loss increases as Booking.com continues not to contribute to the BPF and depends on Booking.com's applicable employee compensation after March 31, 2021.

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

The Company's alternative accommodation reservation business is subject to various laws, rules and regulations. These laws, rules and regulations are complex, vary by jurisdiction and their interpretation is rapidly evolving. From time to time, the Company is subject to inquiries related to compliance with alternative accommodation laws, rules and regulations that it may or may not be able to respond to in a timely manner or in full satisfaction of such requests. The outcome of such inquiries could result in fines or penalties or require modifications to the Company’s business plans or operations, which could result in increased legal and compliance costs.  As governments adopt new laws, rules and regulations related to alternative accommodations, the Company is unable to predict what, if any, effect any such future laws, rules and regulations will have on its business.

The Company accrues for certain legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated. Such accrued amounts are not material to the Company's balance sheets and provisions recorded have not been material to the Company's results of operations or cash flows.

From time to time, the Company has been, is currently, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third-party intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, divert management's attention from the Company's business objectives and adversely affect the Company's business, results of operations, financial condition and cash flows.

Building Construction

In September 2016, the Company signed a turnkey agreement to construct an office building for Booking.com's future headquarters in the Netherlands for 270 million Euros ($318 million). Upon signing this agreement, the Company paid 43 million Euros ($48 million) for the acquired land-use rights, which was included in "Operating lease assets" in the Consolidated Balance Sheets. In addition, since signing the turnkey agreement the Company has made several progress payments principally related to the construction of the building, which are included in "Property and equipment, net" in the Consolidated Balance Sheets. As of March 31, 2021, the Company had a remaining obligation of 44 million Euros ($52 million) related to the turnkey agreement. The remaining obligation will be paid through mid-2022, when the Company anticipates construction will be complete.

In addition to the turnkey agreement, the Company has a remaining obligation at March 31, 2021 to pay 70 million Euros ($82 million) over the remaining initial term of the acquired land lease, which expires in 2065. The Company has made and will continue to make additional capital expenditures to fit out and furnish the office space. At March 31, 2021, the Company had 32 million Euros ($37 million) of outstanding commitments to vendors to fit out and furnish the office space.
Other Contractual Obligations

In 2018, the Company entered into an agreement to sign a future lease for office space in Manchester, United Kingdom for the future headquarters of Rentalcars.com. The Company's obligation to execute the lease is conditional upon the lessor completing certain activities, which are expected to be completed in 2021. If these activities are completed, the lease will commence for a term of approximately 13 years and the Company will have a lease obligation of approximately 65 million British Pounds Sterling ($89 million), excluding lease incentives. The Company will also make capital expenditures to fit out and furnish the office space.

14.                                      RESTRUCTURING AND OTHER EXIT COSTS

In response to the reduction in the Company's business volumes as a result of the impact of the COVID-19 pandemic (see Note 1), during the year ended December 31, 2020, the Company took actions at all its brands to reduce the size of its workforce across more than 60 countries to optimize efficiency and reduce costs. As part of these actions, the Company engaged in consultations, with its employees, works councils, employee representatives and other relevant organizations related to the reductions in force in certain countries (including the Netherlands and the United Kingdom), which have substantially concluded as of December 31, 2020. These consultations resulted in the Company executing either voluntary leaver schemes or involuntary reductions in force, or, in some countries, a combination of the two. The Company completed the vast majority of announcements to affected employees by December 2020. During the three months ended March 31, 2021, the Company approved and communicated the final portion of workforce reductions in the Netherlands, France and several other countries.

During the three months ended March 31, 2021, the Company recorded expenses of $8 million, for the restructuring actions, which are included in “Restructuring and other exit costs” in the Unaudited Consolidated Statement of Operations. These expenses are primarily cash-based and consist of employee severance and other termination benefits, and other costs. During the three months ended March 31, 2021, the Company made payments of $30 million. Noncash restructuring expenses and other adjustments to the restructuring liability during the three months ended March 31, 2021 were $3 million. At March 31, 2021 and December 31, 2020, restructuring liabilities of $12 million and $37 million, respectively, are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet.

As of March 31, 2021, the Company estimates that it will record additional restructuring expenses of approximately $20 million, related to employee severance and other termination benefits, leases and contract terminations, in the remainder of 2021. This estimate may change as the Company finalizes the execution of its cost reduction plans. The Company’s evaluation of various alternative courses of action related to certain other leases and contract terminations and modifications is still in progress and the Company may incur additional costs resulting from such actions.

15.                                      GOVERNMENT GRANTS AND OTHER ASSISTANCE

Certain governments have passed or are considering modifying legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid, and some of these governments have extended or are considering extending these programs. During the three months ended March 31, 2021, the Company participated in several of these programs and recognized government grants and other assistance benefits of $4 million. The government grants and other assistance is recorded principally as a reduction of "Personnel" expense in the Unaudited Consolidated Statement of Operations. At both March 31, 2021 and December 31, 2020, the Company had a receivable of $28 million, which is included in "Other current assets" in the Consolidated Balance Sheets, for payments expected to be received for the programs where it has met the qualifying requirements and it is probable that payment will be received. In addition, certain governments have extended support for the travel and tourism industry through special programs whereby discounts are extended to travelers through travel service providers or through travel agents for reservations facilitated by them. The Company has participated in Japan's Go To Travel program and Thailand's We Travel Together program.

16.                                      OTHER INCOME (EXPENSE), NET
The components of other income (expense), net included the following (in millions):

	Three Months Ended March 31,
	2021	2020

Interest and dividend income	$4	$32
Net gains (losses) on marketable equity securities (1)	32	(307)
Impairment of investment (1)	—	(100)
Foreign currency transaction gains	88	31
Other	7	(5)
Other income (expense), net	$131	$(349)
(1) See Note 5 for additional information related to the net gains (losses) on marketable equity securities and impairment of investment.

17.                                      OTHER

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents at March 31, 2021 and December 31, 2020 principally relates to the minimum cash requirement for the Company's travel-related insurance business. The following table reconciles cash and cash equivalents and restricted cash and cash equivalents reported in the Consolidated Balance Sheets to the total amounts shown in the Unaudited Consolidated Statements of Cash Flows (in millions):

	March 31, 2021	December 31, 2020
	(Unaudited)
As included in the Consolidated Balance Sheets:
Cash and cash equivalents	$12,151	$10,562
Restricted cash and cash equivalents included in "Other current assets"	21	20
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Consolidated Statements of Cash Flows	$12,172	$10,582

Income Taxes Prepayment and Refund
During the three months ended March 31, 2021, the Company prepaid Netherlands income taxes of 149 million Euros ($175 million), which is included in "Other current assets" in the Consolidated Balance Sheet at March 31, 2021. During the three months ended March 31, 2020, the Company made a similar prepayment of 660 million Euros ($717 million). The Company requested a refund of this amount from the Dutch tax authorities and it was received in April 2020.

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

Trends

In response to the outbreak of the novel strain of the coronavirus, COVID-19 (the "COVID-19 pandemic"), many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions, bans and advisories, instructions to residents to practice social distancing, curfews, quarantine advisories, including quarantine restrictions after travel in certain locations, shelter-in-place orders, required closures of non-essential businesses and additional restrictions on businesses as part of re-opening plans. These government mandates have had a significant adverse effect on many of the partners on whom our business relies, including hotels and other accommodation providers, airlines and restaurants, as well as on our workforce, operations and consumers. The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in travel and restaurant activities and consumer demand for related services. Our financial results and prospects are almost entirely dependent on the sale of travel-related services. Our results for the year ended December 31, 2020 and three months ended March 31, 2021 were materially and negatively impacted, with a material decline in gross travel bookings, room nights booked, total revenues, net income and cash flow from operations as compared to the year ended December 31, 2019 and three months ended March 31, 2019. Accommodation room nights, which include the impact of cancellations ("room nights"), declined rapidly as the COVID-19 pandemic spread in the first quarter and the beginning of the second quarter of 2020, but then steadily improved through the end of the second quarter and into the summer travel period in the third quarter of 2020. However, in the fourth quarter of 2020, we saw an increased decline in room nights, due in part to increased COVID-19 case counts and reimposed or additional government-imposed travel restrictions, particularly in Europe, some of which continued to remain in place during the three months ended March 31, 2021.

In the fourth quarter of 2020, new variants of COVID-19 that spread more easily and quickly than other variants were first discovered in the United Kingdom and in South Africa and have since spread throughout various parts of the world. Also in the fourth quarter of 2020, multiple COVID-19 vaccines were approved for widespread distribution throughout various parts of the world, including the United States and in Europe. While the rate of vaccination distribution in some countries like Israel, the United Kingdom and the United States is encouraging, other countries in Europe, in Asia, and other parts of the world have made slower progress. We believe that as effective vaccines become more widely distributed, people will increasingly feel it is safe to travel again and government restrictions will be relaxed, although the timing remains uncertain.

The room night decline in the first quarter of 2021 relative to the first quarter of 2019 improved from the room night decline in the fourth quarter of 2020 relative to the fourth quarter of 2019. The comparison of the first quarter of 2021 to the first quarter of 2019 avoids the distortion created from comparing to the initial spread of the COVID-19 pandemic late in the first quarter of 2020. This improvement in trends in the first quarter of 2021 was driven by domestic travel (travelers booking a stay within their own country) in Europe and the United States. In Europe, the improvement in room nights has been for travel expected to occur further into the future, including in the summer period, as many government-imposed travel restrictions remained in place in the first quarter of 2021. The United States had positive room night growth in the first quarter of 2021 as compared to the first quarter of 2019.

Since April 2020, we have seen a substantial increase versus 2019 in the share of room nights booked for domestic travel while room nights booked for international travel have remained very limited throughout the pandemic. Over this same time period, we have seen an increase in the share of our room nights made on a mobile device. Also, while we saw an increase in the share of room nights booked for alternative accommodation properties in the early months of the pandemic, more recently the share on a global basis has been consistent with pre-pandemic levels. Compared to other regions, Europe, where we have our highest mix of alternative accommodations, had the slowest growth versus 2019 in the fourth quarter of 2020 and the first quarter of 2021, which has negatively impacted our alternative accommodation mix on a global basis. In addition, we have observed an improvement in cancellation rates since the high in April 2020, though we have seen additional periods of highly elevated cancellation rates typically coinciding with newly imposed travel restrictions.

Our revenue decline in the first quarter of 2021, as compared to the first quarter of 2019, was impacted to a greater extent than our room night decline due primarily to timing of booking versus travel as a portion of room nights booked in the first quarter of 2021 are related to expected travel in subsequent quarters which is when we expect to recognize the associated revenue. Our revenue decline in the first quarter of 2021, as compared to the first quarter of 2019, was also impacted by lower accommodation average daily rates ("ADRs"). While there have been some signs of a travel recovery in certain parts of the world, we continue to expect the COVID-19 pandemic and its effects to have a significant adverse impact on our business for the duration of the pandemic, during any resurgence of the pandemic and during the subsequent economic recovery, which could be an extended period of time.

Due to the uncertain and rapidly evolving nature of current conditions around the world, we are unable to predict accurately the impact that the COVID-19 pandemic will have on our business going forward. In April 2021, trends continued

to improve in the United States and Europe while trends in Asia worsened due to increasing COVID-19 case counts and government-imposed restrictions on travel. As a result, April 2021 room nights declined less than the room night decline in the first quarter of 2021. If these recent trends were to continue, we currently expect that room nights, gross bookings, and revenue in the second quarter of 2021 will decline relative to the second quarter of 2019 less than those metrics declined in the first quarter of 2021 relative to the first quarter of 2019. The comparison of the second quarter of 2021 to the second quarter of 2019 avoids the distortion created from comparing to the severe impact on our business from the COVID-19 pandemic in the second quarter of 2020. In addition, we currently expect that we will experience a smaller operating loss in the second quarter of 2021 as compared to the first quarter of 2021.

The extent of the effects of the COVID-19 pandemic on our business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments. These include, but are not limited to, the severity, extent and duration of the COVID-19 pandemic, including as a result of any new variants of COVID-19 and any resurgences of the pandemic, the global distribution of the vaccines and their efficacy against existing and any future variants of COVID-19, and their impact on the travel and restaurant industries and consumer spending more broadly. For more information, see Part II, Item 1A, Risk Factors - "The COVID-19 pandemic has materially adversely affected, and may further adversely impact, our business and financial performance."

In response to the reduction in our business volumes as a result of the impact of the COVID-19 pandemic, during the year ended December 31, 2020, we took actions at all of our brands to reduce the size of our workforce to optimize efficiency and reduce costs, which we expect to result in annualized cost savings of approximately $370 million in personnel-related expenses. In addition to the restructuring expenses of $8 million recorded during the three months ended March 31, 2021 and included in “Restructuring and other exit costs” in the Unaudited Consolidated Statement of Operations, we estimate that we will record approximately $20 million of additional restructuring expenses in 2021 (see Note 14 to our Unaudited Consolidated Financial Statements). Our headcount decreased 29% year-over-year as of March 31, 2021, primarily due to the restructuring activities and attrition.

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

Historically, our growth has primarily been generated by the worldwide accommodation reservation business of Booking.com, which is our most significant brand, and has been due, in part, to the availability of a large number of properties through Booking.com. Booking.com included approximately 2,333,000 properties on its website at March 31, 2021, consisting of approximately 430,000 hotels, motels and resorts and approximately 1,903,000 homes, apartments and other unique places to stay, compared to approximately 2,607,000 properties (including approximately 472,000 hotels, motels and resorts and approximately 2,135,000 homes, apartments, and other unique places to stay) at March 31, 2020. Booking.com categorizes properties listed on its website as either (a) hotels, motels and resorts, which groups together more traditional accommodation types (including hostels and inns), or (b) homes, apartments and other unique places to stay, also referred to as alternative accommodations, which encompasses all other types of accommodations, including bed and breakfasts, villas, apart-hotels and beyond.

We intend to continue to improve the accommodation choices available for reservation on our platforms, however, the number of accommodations on our platforms may vary in part as a result of removing accommodations from time to time. At March 31, 2021, we saw a year-over-year decrease in the number of properties on Booking.com’s website, as compared to March 31, 2020, driven by an elevated number of accommodations removed from the platform due primarily to the properties not providing availability on our platforms, property closures, or non-payment of invoices. We have continued to see a year-over-year increase in the number of accommodations removed from our platform during the COVID-19 pandemic, and we may see further accommodation removals in the future due to increases in property closures or changes in ownership.

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

We are constantly innovating to grow our business by, among other things, providing a best-in-class user experience with intuitive, easy-to-use online platforms (i.e., websites and mobile apps) to ensure that we are meeting the needs of online consumers while aiming to exceed their expectations. As part of these ongoing efforts, we have a long-term strategy to build a more integrated offering of multiple elements of travel, which we refer to as the "Connected Trip," and we expect these efforts to increase room night growth and revenue growth over time. Although we expect our efforts to build the Connected Trip will increase revenue growth over time, we may see a negative impact on our operating margins in the near term as we incur the expenses associated with these investments. Further, to the extent our non-accommodation services (e.g., airline ticket reservation services) grow faster than our accommodation services, whether as part of the Connected Trip or otherwise, our operating margins may be negatively affected if we experience an increasing mix of revenues from lower-margin services.

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

Our markets are also subject to rapidly changing conditions, including technological developments, consumer behavior changes, regulatory changes and travel service provider consolidation. We expect these trends to continue. For example, we have experienced a significant shift of both direct and indirect business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. In addition, the revenue earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay, have lower accommodation ADRs and are not made as far in advance. We observed an increasingly higher share of our room nights made on a mobile device in the first quarter of 2021, as compared to the first quarters of 2019 and 2020. For more detail regarding the competitive trends and risks we face, see Part II, Item 1A, Risk Factors - "Intense competition could reduce our market share and harm our financial performance." and "Consumer adoption and use of mobile devices creates challenges and may enable device companies such as Google and Apple to compete directly with us." and "We may not be able to keep up with rapid technological or other market changes."

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

We experienced a meaningful decline in constant-currency accommodation ADRs in 2020 due to the COVID-19 pandemic. However, in the first quarter of 2021 our global ADRs only declined slightly, as compared to the first quarter of 2019, as the ADR declines within some of our regions were offset by the change in geographical mix of our business driven primarily by the stronger room night performance of North America, which is a high ADR region. In addition, our global ADRs in the first quarter of 2021, as compared to the first quarter of 2019, benefited from a higher mix of bookings for the summer travel period in Western Europe, which are high ADR bookings. Prior to the COVID-19 outbreak, we observed a trend of declining constant-currency accommodation ADRs. We believe the trend of declining ADRs, observed prior to the outbreak, was partially driven by the negative impact of the changing geographical mix of our business (e.g., lower ADR regions like Asia-Pacific were generally growing faster than higher ADR regions like Western Europe and North America) as well as pricing pressures within local markets from time to time which resulted from competitive conditions, weakening economic conditions or changes in travel patterns. These declining ADR trends have resulted in and may continue to result in our gross bookings declining more than our room nights. As the travel market recovers from the impact of the COVID-19 pandemic, we expect travel industry ADRs generally to increase and, as a result, we expect our ADRs similarly to increase during the recovery, however, it is uncertain whether industry ADRs will improve at the same pace as travel demand. In addition, we expect the ADR trends we observed before the COVID-19 pandemic will generally resume after the recovery, which would negatively pressure our ADRs, however, there may also be periods of stable or increasing ADRs.

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Historically, our marketing expenses increased significantly, however, we experienced more moderate growth rates in recent years, and since the COVID-19 pandemic, our marketing expenses have declined significantly. Our marketing expense is comprised of performance marketing and brand marketing expenses. Our performance marketing expense, which represents a substantial majority of our marketing expense, is primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our websites. Our brand marketing expense is primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook), online display advertising and other brand marketing. Total marketing expenses were $461 million, $851 million, and $1.2 billion for the three months ended March 31, 2021, 2020, and 2019, respectively. We expect that our marketing expenses in 2021 will remain significantly below 2019 levels, but likely higher than 2020 levels.

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

We have observed a long-term trend of decreasing performance marketing returns on investment ("ROIs"), however, in recent years, we observed periods of stable or increasing ROIs. During the first several months of the COVID-19 pandemic, we experienced large year-over-year declines in ROIs driven by a significant increase in cancellation rates. However, we have observed modest increases in ROIs in the first quarter of 2021 relative to the first quarters of 2019 and 2020. Although we have seen recent improvement in ROI trends, we expect volatility in our ROIs for the duration of the pandemic. When evaluating our performance marketing spend, we typically consider several factors for each channel, such as the customer experience on the advertising platform, the incrementality of the traffic we receive and the anticipated repeat rate from a particular platform, as well as other factors. However, with the significant decrease in demand due to the COVID-19 pandemic, our performance marketing spend is highly influenced by expected cancellation rates in addition to the other factors listed above. The amount of business we obtain through each performance marketing channel is impacted by numerous factors, including the level of consumer demand for travel, bidding decisions by us and our competitors (including decisions to optimize performance marketing ROIs) and the marketing efforts and success of those channels to attract consumers and generate demand. See Part II, Item 1A, Risk Factors - "We rely on marketing channels to generate a significant amount of traffic to our platforms and grow our business." and "Our business could be negatively affected by changes in online search and meta-search algorithms and dynamics or traffic-generating arrangements."

In 2019, our cancellation rates generally decreased, which benefited our marketing efficiency and results of operations. Since the COVID-19 pandemic we have experienced unprecedented increases in cancellation rates, which negatively impacted our marketing efficiency and results of operations. For example, increased cancellations, especially early in the pandemic, have resulted in increased customer service costs, as well as higher than normal cash outlays to refund consumers for prepaid reservations. However, in the second and third quarters of 2020, we saw a steady improvement in cancellation rates, which trended towards levels that we observed in 2019. In the fourth quarter of 2020, we saw a reversal of the improving cancellation rate trend. In the first quarter of 2021, we have again started to see improvements in cancellation rate trends, however cancellation rates remained higher than in the first quarter of 2019. We expect to continue to see volatility in cancellation rates due to any resurgences of the pandemic leading to reinstituted or additional travel restrictions, shelter-in-place rules and reduced willingness to travel. Further, in the first quarter of 2021, a higher share of our room nights booked with flexible cancellation policies, as compared to the first quarters of 2019 and 2020, which could result in higher than normal cancellation rates in future quarters.

Perceived or actual adverse economic conditions, including slow, slowing or negative economic growth, high or rising unemployment rates, inflation and weakening currencies, and concerns over government responses such as higher taxes or tariffs and reduced government spending have impaired and could, in the future, impair consumer spending and adversely affect travel demand. We expect the lingering concerns of consumers around the safety of traveling as well as reduced discretionary incomes could negatively impact leisure travel demand for an extended period of time. Further, political uncertainty, conditions or events, such as the variety of measures implemented by many governments around the world to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses can also negatively affect consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates, increased cancellation rates and weaker trends in ADRs across many regions of the world, particularly in those countries that appear to be most affected by economic and political uncertainties, which we believe are due at least in part to these macro-economic conditions and concerns. For more detail, see Part II, Item 1A, Risk Factors - "The COVID-19 pandemic has materially adversely affected, and may further adversely impact, our business and financial performance." and "Declines or disruptions in the travel industry could adversely affect our business and financial performance."

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

As noted earlier, our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. As a result, both the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars are affected by foreign currency exchange rate changes.  For example, total revenues from our international operations decreased by 53% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, but, without the impact of changes in foreign currency exchange rates, decreased year-over-year on a constant-currency basis by approximately 54%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. We designate certain portions of the aggregate principal value of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. Foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations (see Note 6 to our Unaudited Consolidated Financial Statements). Such foreign currency transaction gains or losses are dependent on the amount of net assets of the Euro functional currency subsidiaries, the amount of the Euro-denominated debt that is designated as a hedge and fluctuations in foreign currency exchange rates. For more information, see Part II, Item 1A, Risk Factors - "We are exposed to fluctuations in foreign currency exchange rates."

We generally enter into derivative instruments to minimize the impact of foreign currency exchange rate fluctuations on our transactional balances denominated in currencies other than the functional currency. We will continue to evaluate the use of derivative instruments in the future. See Note 6 to our Unaudited Consolidated Financial Statements for additional information related to our derivative contracts.

Many taxing authorities are increasingly focused on ways to increase tax revenues and have targeted large multinational technology companies in these efforts.  As a result, many countries and some U.S. states have implemented or are considering the adoption of a digital services tax or similar tax that imposes a tax on revenue earned from digital advertisements or the use of online platforms, even when there is no physical presence in the jurisdiction.  Currently, rates for this tax range from 1.5% to 10% of revenue deemed generated in the jurisdiction. The digital services taxes currently in effect, which we record in "General and administrative" expense in the Unaudited Consolidated Statements of Operations, have negatively impacted our results of operations and if many other jurisdictions pass similar legislation, the collective impact of all of these measures could have a materially adverse impact on our results of operations and cash flows. For more information, see Part II, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities."

Many national governments have conducted or are conducting investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. Some countries have adopted or proposed legislation that could also affect business practices within the online travel industry. For example, France, Italy, Belgium and Austria have passed legislation prohibiting parity contract clauses in their entirety. Also, a number of governments are investigating or conducting information-gathering exercises with respect to compliance by online travel companies ("OTCs") with consumer protection laws, including practices related to the display of search results and search ranking algorithms, claims regarding discounts, disclosure of charges and availability, and similar messaging. In December 2020, the European Commission proposed the Digital Markets Act and the Digital Services Act, which are expected to give regulators more instruments to investigate digital businesses and impose new rules on certain digital platforms if they are determined to be "gatekeepers." The proposed legislation is not final and it is not known what the laws will look like in their final forms. If the regulators were to determine that we are a gatekeeper under the proposed legislation, we could be subject to additional rules and regulations not applicable to all our competitors and our business could be harmed. For more information on these matters and their potential effects on our business, see Note 13 to our Unaudited Consolidated Financial Statements and Part II, Item 1A, Risk Factors - "Our business is subject to various competition/anti-trust, consumer protection and online commerce laws, rules and regulations around the world, and as the size of our business grows, scrutiny of our business by legislators and regulators in these areas may intensify." If there is an adverse outcome of the ongoing litigation with the Netherlands Pension Fund for the Travel Industry discussed in Note 13 to the Unaudited Consolidated Financial Statements, we could incur additional ongoing expenses related to employee benefits. There could also be other employee benefit related expenses that we may become subject to in the Netherlands and/or other locations. Such increased employee benefit costs could be significant and would negatively impact our results of operations and cash flows. In addition to the price parity and consumer protection investigations and the ongoing pension matter, from time to time national competition authorities, other governmental agencies, trade associations and private parties take legal actions, including commencing legal proceedings, that may affect our operations. In general, increased regulatory focus on online businesses, including online travel businesses like ours, could result in increased compliance costs or otherwise adversely affect our business.

Seasonality and Other Timing Factors

In recent years prior to 2020, the majority of our gross bookings have been generated in the first half of the year, as consumers planned and reserved their spring and summer vacations in Europe and North America. However, we would generally recognize revenue from these bookings when the travel begins (at "check-in"), which can be in a quarter other than when the associated reservations are booked. In contrast, we expensed the substantial majority of our marketing activities as the expense is incurred, which is typically in the quarter in which associated reservations were booked. As a result of this timing difference between when we recorded marketing expense and when we recognized associated revenue, we have experienced our highest levels of profitability in the third quarter of the year, which is when we experienced the highest levels of accommodation check-ins for the year for our European and North American markets. The first quarter of the year was typically the quarter in which we recognized the lowest amount of revenue as well as the lowest level of profitability and highest level of volatility in earnings growth rates due to these seasonal timing factors. The COVID-19 pandemic impacted seasonality in 2020; for example, we witnessed a higher share of travel being booked during the second and third quarters as well as a higher share of check-ins during the third quarter than in prior years. We cannot currently predict travel patterns given the COVID-19 pandemic, and we may not experience typical seasonality effects on our business in 2021.

For several years, we experienced an expansion of the booking window (the average time between the booking of a travel reservation and when the travel begins), which impacts the relationship between our gross bookings (recognized at the time of booking) and our revenues (recognized at the time of check-in).  However, we saw a contraction of the booking window throughout 2018 and 2019. Due to the impact of the COVID-19 pandemic on our booking trends, we saw an initial expansion in the booking window in the second quarter of 2020 versus the comparable prior-year period as an increased percentage of bookings were made for travel occurring in the third quarter of 2020. However, in the third and fourth quarters of 2020, we saw a significant contraction of the booking window versus the comparable prior-year period as an increased percentage of bookings were made for travel that was to occur close to the time of booking. In the first quarter of 2021 we continued to see contraction of the booking window as compared to the first quarters of 2019 and 2020, however the contraction was less significant than the contraction in the fourth quarter of 2020 as compared to the fourth quarter of 2019. We expect that the length of the booking window will be volatile and difficult to predict throughout the duration of the COVID-19 pandemic. Future changes in the length of the booking window will affect the degree to which our gross bookings and revenues occur in the same period and, as a result, whether our gross bookings growth rates and revenue growth rates converge or diverge.

In addition, the date on which certain holidays (e.g., Easter and Ramadan) fall can have an impact on our quarterly results and our quarterly year-over-year growth rates. Due to the similar timing of Easter in April 2021 and April 2020, the timing of the Easter holiday did not have a meaningful impact on our year-over-year growth rates in the first quarter of 2021.

The impact of seasonality can be exaggerated in the short term by the gross bookings growth rate of the business. For example, in periods where our gross bookings growth rate substantially decelerates, our operating margins typically benefit from relatively less variable marketing expense. In addition, revenue growth is typically less impacted by decelerating gross bookings growth in the near term due to the benefit of revenue related to reservations booked in previous quarters, but any such deceleration would negatively impact revenue growth in subsequent periods. Conversely, in periods where our gross bookings growth rate accelerates, our operating margins are typically negatively impacted by relatively more variable marketing expense. In addition, revenue growth is typically less impacted by accelerating gross bookings growth in the near term, but any such acceleration would positively impact revenue growth in subsequent periods as a portion of the revenue recognized from such gross bookings will occur in future quarters. As the travel market recovers from the impact of the COVID-19 pandemic, we expect to see higher than pre-COVID-19 pandemic gross bookings growth rates, which will likely result in periods where our operating margins are negatively impacted due to the timing difference of when marketing expense is recorded and when revenue is recognized.

Other Factors

We believe that our future success depends in large part on our ability to continue to profitably grow our brands worldwide, and, over time, to offer other travel and travel-related services. Factors beyond our control, such as oil prices, stock market volatility, terrorist attacks, unusual or extreme weather or natural disasters such as earthquakes, hurricanes, tsunamis, floods, fires, droughts and volcanic eruptions, travel-related health concerns including pandemics and epidemics such as COVID-19 and other coronaviruses, Ebola and Zika, political instability, changes in economic conditions, wars and regional hostilities, imposition of taxes, tariffs or surcharges by regulatory authorities, changes in trade policies or trade disputes, changes in immigration policies or travel-related accidents or increased focus on the environmental impact of travel, can disrupt travel, limit the ability or willingness of travelers to visit certain locations or otherwise result in declines in travel demand. These kinds of events have negatively affected our business and results of operations in the past and may do so again in the future. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for our services and our relationships with travel service providers and other partners, any of which can adversely affect our business and results of operations. See Part II, Item 1A, Risk Factors - "The COVID-19 pandemic has materially adversely affected, and may further adversely impact, our business and financial performance." and "Declines or disruptions in the travel industry could adversely affect our business and financial performance."

The extent of the effects of the COVID-19 pandemic on our business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments. We expect the pandemic and its effects to continue to have a significant adverse impact on our business for the duration of the pandemic and during the subsequent economic recovery, which could be an extended period of time. Over the long term, we intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve long-term operating results, even if those expenditures create pressure on operating margins. In recent years, we have experienced pressure on operating margins as we invested in initiatives to drive future growth. We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, acquisitions. We believe competitive pressure to innovate will encompass a wider range of services and technologies, including services and technologies that may be outside of our historical core business, and our ability to keep pace may slow. Potential competitors, such as emerging start-ups, may be able to innovate and focus on developing a particularly new product or service faster than we can or may foresee consumer need for new services or technologies before us. Some of our larger competitors or potential competitors have more resources or more established or diversified relationships with consumers than we do, and they could use these advantages in ways that could affect our competitive position, including by making acquisitions, entering or investing in travel reservation businesses, investing in research and development, and competing aggressively for highly-skilled employees. For example, because consumers often utilize other online services more frequently than online travel services, a competitor or potential competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost-effectively acquire customers for its online travel services than we can. Our goal is to grow revenue and achieve healthy operating margins in an effort to maintain profitability. The uncertain and highly competitive environment in which we operate makes the prediction of future results of operations difficult, and accordingly, we may not be able to return to the levels of revenue growth and profitability we experienced prior to the COVID-19 pandemic.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Certain of our accounting estimates are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. We evaluate our estimates on an ongoing basis. Estimates are based on, among other things, historical experience, terms of existing contracts, our observance of trends in the travel industry and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. For a complete discussion of our critical accounting policies, see "Critical Accounting Policies and Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2020.

Valuation of Goodwill

A substantial portion of our goodwill relates to the acquisitions of OpenTable and KAYAK. We test goodwill for impairment annually and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test goodwill at a reporting unit level. Our annual goodwill impairment tests are performed as of September 30.
Due to the significant and negative financial impact of the COVID-19 pandemic (see Note 1 to our Unaudited Consolidated Financial Statements), we performed an interim period goodwill impairment test at March 31, 2020 and recognized a goodwill impairment charge of $489 million related to the OpenTable and KAYAK reporting unit for the three months ended March 31, 2020, which is not tax-deductible. As of September 30, 2020, we performed our annual goodwill impairment test and recognized a goodwill impairment charge of $573 million for the same reporting unit for the three months ended September 30, 2020, which is not tax-deductible. No additional impairment indicators were identified as of March 31, 2021.
The estimation of fair value of the OpenTable and KAYAK reporting unit reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding OpenTable and KAYAK’s expected growth rates and operating margin, expected length and severity of the impact from the COVID-19 pandemic, the shape and timing of the subsequent recovery and the competitive environment, as well as other key assumptions with respect to matters outside of our control, such as discount rates and market comparables. It requires significant judgments and estimates and actual results could be materially different than the judgments and estimates used to estimate fair value. Future events and changing market conditions may lead us to re-evaluate the assumptions used to estimate the fair value of the OpenTable and KAYAK reporting unit, particularly the assumptions related to the length and severity of the COVID-19 pandemic and the shape and timing of the subsequent recovery, which may result in a need to recognize an additional goodwill impairment charge that could have a material adverse effect on our results of operations.

Recent Accounting Pronouncements
See Note 1 to our Unaudited Consolidated Financial Statements for details, which is incorporated into this Item 2 by reference thereto.

Results of Operations
Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

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

Operating and Statistical Metrics

Our financial results are driven by certain operating metrics that encompass the booking and other business activity generated by our travel and travel-related services.  Specifically, reservations of room nights, rental car days and airline tickets capture the volume of units booked through our OTC brands by our travel reservation services customers.  Gross bookings is an operating and statistical metric that captures the total dollar value, generally inclusive of taxes and fees, of all travel services booked through our OTC brands by our customers, net of cancellations, and is widely used in the travel business. Our non-OTC brands (KAYAK and OpenTable) have different business metrics from those of our OTC brands and therefore search queries through KAYAK and restaurant reservations through OpenTable do not contribute to our gross bookings.

Room nights, rental car days and airline tickets reserved through our services for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2021	2020
Room nights	99	124	(20.1)%
Rental car days	10	12	(15.1)%
Airline tickets	3	2	62.1%

Room nights and rental car days reserved through our services declined for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, due to the COVID-19 pandemic, which had a significant negative impact on our global accommodation and rental car reservation businesses for the full first quarter in 2021 but did not significantly impact the full first quarter of 2020. Airline tickets increased by 62.1% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, due primarily to strong execution and growth at Priceline, which operates primarily in the U.S. domestic travel market, which is a market that has recovered significantly faster than the global travel market from the COVID-19 pandemic.

Gross bookings resulting from reservations of room nights, rental car days and airline tickets made through our agency and merchant models for the three months ended March 31, 2021 and 2020 were as follows (numbers may not total due to rounding):

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2021	2020
Agency	$8,704	$8,320	4.6%
Merchant	3,232	4,073	(20.7)%
Total	$11,935	$12,393	(3.7)%

Gross bookings decreased by 3.7% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020 (decreased on a constant-currency basis by approximately 6%), due to a decline in gross bookings from our accommodation reservation services, partially offset by an increase in gross bookings from our rental car reservation and airline ticket reservation services. The decline in gross bookings from our accommodation reservation services was almost entirely due to the 20.1% decline in room nights, partially offset by a year-over-year increase in accommodation ADRs of approximately 15% on a constant-currency basis and the positive impact of foreign exchange rate fluctuations. The year-over-year increase in accommodation ADRs on a constant-currency basis was impacted by the comparison to the three months ended March 31, 2020, when ADRs declined sharply in the early days of the pandemic as travel demand was significantly reduced and higher ADR bookings saw a greater share of cancellations. The increase in gross bookings from our rental car reservation and airline ticket reservation services was driven primarily by strong execution and growth at Priceline, which operates primarily in the U.S. domestic travel market, which is a market that has recovered significantly faster than the global travel market from the COVID-19 pandemic. We believe that unit growth rates and growth in total gross bookings on a constant-currency basis, which excludes the impact of foreign currency exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

Agency gross bookings are derived from travel-related transactions where we do not facilitate payments from travelers for the travel services provided. Agency gross bookings increased by 4.6% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, due to an increase in gross bookings from our rental car reservation, accommodation reservation, and airline ticket reservation services.

Merchant gross bookings are derived from services where we facilitate payments from travelers for the travel services provided. Merchant gross bookings decreased by 20.7% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, due primarily to a decline in gross bookings from our accommodations reservation services. Merchant gross bookings decreased while agency gross bookings increased for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. During the three months ended March 31, 2020, there were lower declines in merchant gross bookings than agency gross bookings as Booking.com had been expanding its merchant accommodation reservation services prior to the COVID-19 pandemic.

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

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2021	2020
Agency revenues	$717	$1,424	(49.7)%
Merchant revenues	373	659	(43.4)%
Advertising and other revenues	51	205	(75.1)%
Total revenues	$1,141	$2,288	(50.2)%

Total revenues for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, decreased by 50.2% (decreased on a constant-currency basis by approximately 51%), due primarily to a decline in revenues from our accommodation reservation services driven by the ongoing impacts of the COVID-19 pandemic, which did not significantly impact our revenues for the full first quarter in 2020.

Agency revenues decreased by 49.7% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, driven by the ongoing impacts of the COVID-19 pandemic, which did not significantly impact our revenues for the full first quarter in 2020.

Merchant revenues decreased by 43.4% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, due primarily to decreases in gross bookings from our merchant accommodation reservation services and merchant rental car reservation services driven by the ongoing impacts of the COVID-19 pandemic, which did not significantly impact our revenues for the full first quarter in 2020.

Advertising and other revenues decreased by 75.1%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, which resulted in a decline in consumer demand for the travel and restaurant-related services offered by KAYAK and OpenTable, primarily due to the ongoing impacts of the COVID-19 pandemic, which did not significantly impact our revenues for the full first quarter in 2020. In addition, advertising and other revenue related to OpenTable was further impacted by a program, which started in May 2020 and ended on March 31, 2021, that waived fees payable by restaurants for diners seated through OpenTable's online reservation service and subscription fees for many restaurants.

Total revenues as a percentage of gross bookings was 9.6% for the three months ended March 31, 2021, as compared to 18.5% for the three months ended March 31, 2020. For the three months ended March 31, 2021, revenues as a percentage of gross bookings was negatively impacted by timing of booking versus travel as a portion of gross bookings made in the quarter were related to expected travel in subsequent quarters, which is when we expect to recognize the associated revenue. For the three months ended March 31, 2020, revenues as a percentage of gross bookings was positively impacted by timing of booking versus travel as revenue benefited from travel earlier in the quarter before the COVID-19 pandemic, while gross bookings were more negatively impacted by a significant increase in cancellations in March 2020.

Our international businesses accounted for approximately $944 million of our total revenues for the three months ended March 31, 2021, compared to $2.0 billion for the three months ended March 31, 2020. Total revenues attributable to our international businesses for the three months ended March 31, 2021 decreased by 53%, compared to the three months ended March 31, 2020 (decreased on a constant-currency basis by approximately 54%). Total revenues attributable to our U.S. businesses decreased 31%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Total revenues attributable to our international and U.S. businesses declined due to the ongoing impacts of the COVID-19 pandemic, which did not significantly impact our revenues for the full first quarter in 2020.

Operating Expenses

Marketing Expenses

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2021	2020
Marketing expenses	$461	$851	(45.9)%
% of Total revenues	40.4%	37.2%

We rely on marketing channels to generate a significant amount of traffic to our websites. Marketing expenses consist primarily of the costs of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; (4) offline and online brand marketing; and (5) other performance-based marketing and incentives. For the three months ended March 31, 2021, our marketing expense declined significantly, compared to the three months ended March 31, 2020, due to the COVID-19 pandemic, which had a significant negative impact on travel demand for the full first quarter in 2021 but only had a significant negative impact for part of the first quarter of 2020. We adjust our marketing spend based on our growth and profitability objectives, as well as the travel demand and expected ROIs in our marketing channels. Marketing expenses as a percentage of total revenues increased for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to the differences in timing between booking and travel with the majority of our marketing expense recognized at the time of booking and revenue recognized when travel occurs. The year-over-year increase in marketing expenses as a percentage of total revenues was partially offset by increased performance marketing ROIs and changes in the share of traffic by channel.

Sales and Other Expenses

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2021	2020
Sales and other expenses	$112	$377	(70.4)%
% of Total revenues	9.8%	16.5%

Sales and other expenses consist primarily of: (1) credit card and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) customer chargeback provisions and fraud prevention expenses associated with merchant transactions; (4) customer relations costs and other costs; and (5) provisions for expected credit losses, primarily related to accommodation commission receivables and prepayments to certain customers. For the three months ended March 31, 2021, sales and other expenses, which are substantially variable in nature, decreased compared to the three months ended March 31, 2020, due primarily to a decrease in expected credit loss expenses as we substantially increased our provision for expected credit losses during the three months ended March 31, 2020 due to the outbreak of the COVID-19 pandemic, as well as decreases in expenses related to transactions processed on a merchant basis.

Personnel

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2021	2020
Personnel	$552	$484	14.0%
% of Total revenues	48.4%	21.2%

Personnel expenses consist of compensation to our personnel, including: (1) salaries; (2) stock-based compensation; (3) bonuses; (4) payroll taxes; and (5) employee health and other benefits. Personnel expenses increased during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, which was impacted by a reduction in stock-based compensation expense of $73 million recorded during the three months ended March 31, 2020 as a result of reduced financial performance driven by the COVID-19 pandemic. In addition, stock-based compensation expense increased during the three months ended March 31, 2021 due to the modification of performance-based awards during the three months ended March 31, 2021 and the issuance of stock options in 2020 for retention purposes. Stock-based compensation expense was $109 million for the three months ended March 31, 2021, compared to $6 million for the three months ended March 31, 2020. The increase in stock-based compensation expense during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was partially offset by lower salaries expense. Headcount decreased 29% year-over-year to approximately 19,400 as of March 31, 2021, compared to approximately 27,200 as of March 31, 2020, primarily due to restructuring actions and attrition, as well as a general temporary company-wide hiring freeze in 2020.

General and Administrative

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2021	2020
General and administrative	$119	$201	(40.9)%
% of Total revenues	10.4%	8.8%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) fees for outside professionals, including litigation expenses; (3) indirect taxes such as travel transaction taxes and digital services taxes; and (4) personnel-related expenses such as travel, relocation, recruiting and training expenses. General and administrative expenses decreased during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, due to lower personnel-related expenses associated with a significant reduction in non-essential travel and entertainment, lower indirect taxes, and lower office and occupancy expenses due to employees working remotely.

Information Technology

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2021	2020
Information technology	$87	$78	11.6%
% of Total revenues	7.6%	3.4%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) outsourced data center and cloud computing costs; (3) payments to contractors; and (4) data communications and other expenses associated with operating our services. Information technology expenses increased during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, due primarily to increased software license fees related to cybersecurity and data privacy software.

Depreciation and Amortization

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2021	2020
Depreciation and amortization	$113	$117	(3.0)%
% of Total revenues	9.9%	5.1%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) depreciation of computer equipment; (3) amortization of internally-developed and purchased software; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. Depreciation and amortization expenses decreased during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, as a result of decreased depreciation of computer equipment, partially offset by increased internally-developed software amortization expense and depreciation of leasehold improvements.

Restructuring and Other Exit Costs

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2021	2020
Restructuring and other exit costs	$8	$—	N/A
% of Total revenues	0.7%	N/A

During the three months ended March 31, 2021, we incurred $8 million of restructuring charges as a result of restructuring actions taken in response to the impact of the COVID-19 pandemic on our business. These restructuring charges are primarily related to employee severance and benefits at Booking.com (see Note 14 to the Unaudited Consolidated Financial Statements).

Impairment of Goodwill

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2021	2020
Impairment of goodwill	$—	$489	N/A
% of Total revenues	N/A	21.4

During the three months ended March 31, 2020, we recorded an impairment charge to goodwill related to OpenTable and KAYAK, which is not tax-deductible, of $489 million (see Note 8 to our Unaudited Consolidated Financial Statements).

Interest Expense

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2021	2020
Interest expense	$(98)	$(64)	53.5%

Interest expense increased for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to interest expense attributable to our Senior Notes and Convertible Senior Notes issued in April 2020.

Other Income (Expense), Net

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2021	2020
Other income (expense), net	$131	$(349)	(137.5)%

The following table sets forth the breakdown of "Other income (expense), net" for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, (in millions)
	2021	2020
Interest and dividend income	$4	$32
Net gains (losses) on marketable equity securities	32	(307)
Impairment of investment	—	(100)
Foreign currency transaction gains	88	31
Other	7	(5)
Other income (expense), net	$131	$(349)

Interest and dividend income decreased for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to lower yields as well as increased usage of investments classified as cash equivalents.

Net gains on marketable equity securities for the three months ended March 31, 2021 are principally related to the gains on our equity investment in Meituan. Net losses on marketable equity securities for the three months ended March 31, 2020 are principally related to the losses on our equity investments in Trip.com Group and Meituan. See Note 5 to our Unaudited Consolidated Financial Statements for additional information.

Impairment of investment for the three months ended March 31, 2020 is related to our investment in Didi Chuxing (see Notes 5 and 6 to our Unaudited Consolidated Financial Statements).

Foreign currency transaction gains include gains of $91 million and $33 million related to the portion of our Euro-denominated debt that was not designated as a net investment hedge and foreign currency losses on derivative contracts of $9 million and $23 million for the three months ended March 31, 2021 and 2020, respectively.

Income Taxes

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2021	2020
Income tax benefit	$(223)	$(23)	889.1%
% of Loss before income taxes	80.2%	3.1%

Our 2021 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to the effect of higher international tax rates and certain non-deductible expenses, partially offset by the benefit of the Netherlands Innovation Box Tax (discussed below). Our 2020 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to the non-deductible goodwill impairment charge related to OpenTable and KAYAK and the valuation allowances recorded against the deferred tax assets generated from the impairment of a long-term investment.

Our effective tax rate was higher for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to the effect of higher international tax rates, certain non-deductible expenses and discrete U.S. tax expenses related to unrealized gains on equity securities. In addition, the lower effective tax rate for the three months ended March 31, 2020 reflected the non-deductible goodwill impairment charge related to OpenTable and KAYAK.

According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") for periods beginning on or after January 1, 2021 rather than the Dutch statutory rate of 25%. Previously, the Innovation Box Tax rate had been 7%. A portion of Booking.com's earnings during the three months ended March 31, 2021 qualified for Innovation Box Tax treatment, which had a beneficial impact on the effective tax rate for this period. During the three months ended March 31, 2020, we did not benefit from the Innovation Box Tax. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not innovative or for any other reason, could substantially increase our effective tax rate and adversely impact our results of operations and cash flows in future periods. See Part II, Item 1A, Risk Factors - "We may not be able to maintain our 'Innovation Box Tax' benefit."

Liquidity and Capital Resources

The COVID-19 pandemic and the resulting economic conditions and government restrictions have resulted in a material decrease in consumer spending and an unprecedented decline in travel and restaurant activities and consumer demand for related services. Our financial results and prospects are almost entirely dependent on the sale of travel-related services.

The extent of the effects of the COVID-19 pandemic on our business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments. These include, but are not limited to, the severity, extent and duration of the COVID-19 pandemic, including as a result of any new variants of COVID-19 and any resurgences of the pandemic, the global distribution of the vaccines and their efficacy against existing and any future variants of COVID-19, and their impacts on the travel and restaurant industries and consumer spending more broadly. Even though we have seen some improvements in the economic and operating conditions for our business since the outset of the COVID-19 pandemic, we cannot predict the long-term effects of the pandemic on our business or the travel and restaurant industries as a whole. If the travel and restaurant industries are fundamentally changed by the COVID-19 pandemic in ways that are detrimental to our operating model, our business may continue to be adversely affected even as the broader global economy recovers.

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

At March 31, 2021, we had $16.4 billion in cash, cash equivalents and short-term and long-term investments, of which approximately $5.6 billion is held by our international subsidiaries. Cash, cash equivalents and long-term investments held by our international subsidiaries are denominated primarily in Hong Kong Dollars, U.S. Dollars and Euros. Cash equivalents and short-term and long-term investments are principally comprised of money market funds, time deposits and certificates of deposit, convertible debt securities of Trip.com Group, Meituan equity securities and our investments in private companies (see Notes 5 and 6 to the Unaudited Consolidated Financial Statements).

At March 31, 2021, we had a remaining transition tax liability of $1.0 billion as a result of the Tax Cuts and Jobs Act (the "Tax Act"), which included $923 million reported as "Long-term U.S. transition tax liability" and $90 million included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet. This liability will be paid over the next six years. In accordance with the Tax Act, generally, future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by us.

In August 2019, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. The revolving credit facility provides for the issuance of up to $80 million of letters of credit as well as borrowings of up to $100 million on same-day notice, referred to as swingline loans. The proceeds of loans made under the facility can be used for working capital and general corporate purposes, including acquisitions, share repurchases and debt repayments. At March 31, 2021, there were no borrowings outstanding and $4 million of letters of credit issued under the facility. The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to our ability to borrow thereunder. In 2020, we amended the revolving credit facility to (i) suspend the maximum leverage ratio covenant through and including the three months ending March 31, 2022, which was replaced with a $4.5 billion minimum liquidity covenant based on unrestricted cash, cash equivalents, short-term investments and unused capacity under this revolving credit facility and (ii) increase the permitted maximum leverage ratio from and including the three months ending June 30, 2022 through and including the three months ending March 31, 2023. We agreed not to declare or make any cash distribution and not to repurchase any of our shares (with certain exceptions including in connection with tax withholding related to shares issued to employees) unless (i) prior to the delivery of financial statements for the three months ending June 30, 2022, we have at least $6.0 billion of liquidity on a pro forma basis, based on unrestricted cash, cash equivalents, short-term investments and unused capacity under this revolving credit facility and (ii) after the delivery of financial statements for the three months ending June 30, 2022, we are in compliance on a pro forma basis with the maximum leverage ratio covenant then in effect. Such restriction ends upon delivery of financial statements required for the three months ending June 30, 2023, or we have the ability to terminate this restriction earlier if we demonstrate compliance with the original maximum leverage ratio covenant in the revolving credit facility. Beginning with the three months ending June 30, 2022, the minimum liquidity covenant will cease to apply and the maximum leverage ratio covenant, as increased, will again be in effect. At March 31, 2021, we were in compliance with the minimum liquidity covenant. There can be no assurance that we will be able to meet either the minimum liquidity covenant or the maximum leverage ratio covenant, as applicable, at any particular time, and our ability to borrow under the revolving credit facility depends on compliance with the applicable covenant. Further, the lenders have the right to require repayment of any amounts borrowed under the facility if we are not in compliance with the applicable covenant (see Note 9 to the Unaudited Consolidated Financial Statements).

The holders of our Convertible Senior Notes due September 2021 will have the right to convert all or any portion of the Notes beginning on June 15, 2021, regardless of our stock price (see Note 9 to the Unaudited Consolidated Financial Statements).
In March 2021, we issued Senior Notes due March 2025 with an interest rate of 0.1% for an aggregate principal amount of 950 million Euros and Senior Notes due March 2028 with an interest rate of 0.5% for an aggregate principal amount of 750 million Euros. The proceeds from the issuance of these Senior Notes issued in March 2021 were used to redeem the Senior Notes due April 2025 (the "April 2025 Notes") and the Senior Notes due April 2027 (the "April 2027 Notes"). In April 2021, we paid $2.0 billion to redeem the April 2025 Notes and the April 2027 Notes (see Note 9 to the Unaudited Consolidated Financial Statements).
See Note 9 to the Unaudited Consolidated Financial Statements for additional information related to our debt arrangements, including principal amounts, interest rates and maturity dates.
During the three months ended March 31, 2021, we repurchased 64,275 shares of our common stock for an aggregate cost of $146 million to satisfy employee withholding tax obligations related to stock-based compensation. At March 31, 2021, we had a remaining aggregate amount of $10.4 billion authorized by our Board of Directors to repurchase our common stock. We have not repurchased any shares since March 2020 under this stock repurchase authorization and do not intend to initiate any repurchases under this authorization until we have better visibility into the shape and timing of a recovery from the COVID-19 pandemic. See Note 9 to the Unaudited Consolidated Financial Statements for a description of the impact of the 2020 credit facility amendment on our ability to repurchase shares.

In September 2016, we signed a turnkey agreement to construct an office building for Booking.com’s future headquarters in the Netherlands for 270 million Euros ($318 million). Upon signing this agreement, we paid 43 million Euros ($48 million) for the acquired land-use rights. In addition, since signing the turnkey agreement we have made several progress payments principally related to the construction of the building. As of March 31, 2021, we had a remaining obligation of 44 million Euros ($52 million) related to the turnkey agreement. The remaining obligation will be paid through mid-2022, when we anticipate construction will be complete. In addition to the turnkey agreement, we have a remaining obligation at March 31, 2021 to pay 70 million Euros ($82 million) over the remaining initial term of the acquired land lease, which expires in 2065. At March 31, 2021, we had 32 million Euros ($37 million) of outstanding commitments to vendors to fit out and furnish the office space.

At March 31, 2021 and December 31, 2020, we had lease obligations of $545 million and $590 million, respectively. Additionally, at March 31, 2021 and December 31, 2020, we had, in the aggregate, $153 million and $193 million, respectively, of non-cancellable purchase obligations individually greater than $10 million.

At March 31, 2021 and December 31, 2020, there were $355 million and $138 million, respectively, of standby letters of credit and bank guarantees issued on our behalf. These are obtained primarily for regulatory purposes and payment guarantees to third-party payment processors.

See Note 13 to the Unaudited Consolidated Financial Statements for additional information related to our commitments and contingencies.

We have taken and are taking actions to improve our liquidity including, but not limited to, raising additional capital through the issuance of Senior Notes and Convertible Senior Notes, reducing capital expenditures and operating expenses by significantly reducing marketing spend worldwide and working to eliminate non-essential operating costs, monitoring the financial health of our partners, suppliers and other third-party relationships, implementing a general temporary company-wide hiring freeze for much of 2020 and undertaking certain personnel actions such as furloughs and workforce reductions. We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next twelve months. However, whether as a result of the COVID-19 pandemic or otherwise, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business plans, either of which could have a material adverse effect on our business, our ability to compete or our future growth prospects, financial condition and results of operations. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be diluted. We may not generate sufficient cash flow from operations in the future, revenue growth or sustained profitability may not be realized, and future borrowings or equity sales may not be available in amounts sufficient to make anticipated capital expenditures, finance our strategies or repay our indebtedness.

Cash Flow Analysis

Net cash used in operating activities for the three months ended March 31, 2021 was $207 million, resulting from a net loss of $55 million and an unfavorable net change in working capital and other long-term assets and liabilities of $262 million, partially offset by a favorable impact from adjustments for non-cash items of $110 million. Non-cash items were principally associated with depreciation and amortization, stock-based compensation expense and other stock-based payments, unrealized foreign currency transaction gains on Euro-denominated debt, deferred income tax benefit, operating lease amortization and net gains on marketable equity securities. For the three months ended March 31, 2021, prepaid expenses and other current assets increased by $258 million, primarily due to $186 million higher tax benefit as a result of a net loss for the three months ended March 31, 2021, the prepayment of Netherlands income taxes of $175 million, partially offset by $64 million lower prepayments to third party payment processors. For the three months ended March 31, 2021, deferred merchant bookings and other current liabilities increased by $114 million, primarily due to higher deferred merchant bookings on account of increased business volumes, partially offset by a reduction in accrued compensation liabilities as a result of 2020 bonuses being paid during the three months ended March 31, 2021. For the three months ended March 31, 2021, accounts receivable increased by $72 million primarily due to increases in business volumes.

Net cash used in operating activities for the three months ended March 31, 2020 was $380 million, resulting from a net loss of $699 million and an unfavorable net change in working capital and other long-term assets and liabilities of $899 million, partially offset by a favorable impact from adjustments for non-cash items of $1.2 billion. Non-cash items were principally associated with impairment of goodwill, net losses on marketable equity securities, provision for expected credit losses and chargebacks, depreciation and amortization and an impairment of an investment. For the three months ended March 31, 2020, prepaid expenses and other current assets increased by $445 million, primarily related to the prepayment of Netherlands income taxes of $717 million, partially offset by the refund for overpayment from a vendor and lower prepayment to third-party payment processors due to decreases in business volume as a result of the COVID-19 pandemic. For the three months ended March 31, 2020, accounts receivable decreased by $760 million and deferred merchant bookings and other current liabilities decreased by $1.1 billion primarily due to decreases in business volumes as a result of the COVID-19 pandemic. The decrease in deferred merchant bookings and other current liabilities is also due to a reduction in accrued compensation liabilities as a result of 2019 bonuses being paid during the three months ended March 31, 2020.

Net cash used in investing activities for the three months ended March 31, 2021 was $65 million, resulting from the purchase of property and equipment. Net cash provided by investing activities for the three months ended March 31, 2020 was $1.7 billion, resulting from the proceeds from sales and maturities of investments of $1.9 billion, net of purchases of $0.1 billion, partially offset by purchase of property and equipment of $80 million.

Net cash provided by financing activities for the three months ended March 31, 2021 was $1.9 billion, almost entirely resulting from the proceeds from the issuance of long-term debt of $2.0 billion, partially offset by payments for the repurchase of common stock of $137 million. Net cash used in financing activities for the three months ended March 31, 2020 was $1.3 billion, resulting from payments for the repurchase of common stock.

Contingencies

French tax authorities conducted audits of Booking.com for the years 2003 through 2012 and years 2013 through 2015 and currently are conducting an audit for the years 2016 through 2018. In December 2015, the French tax authorities issued Booking.com assessments for unpaid income and value added taxes ("VAT") related to tax years 2006 through 2012 for approximately 356 million Euros ($403 million), the majority of which represents penalties and interest.  The assessments assert that Booking.com had a permanent establishment in France. In December 2019, the French tax authorities issued an additional assessment of 70 million Euros ($83 million), including interest and penalties, for the 2013 year asserting that Booking.com had taxable income attributable to a permanent establishment in France. The French tax authorities also have issued assessments totaling 39 million Euros ($46 million), including interest and penalties, for certain tax years between 2011 and 2015 on Booking.com's French subsidiary asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com in the Netherlands. As a result of a formal demand from the French tax authorities for payment of the amounts assessed against Booking.com for the years 2006 through 2012, in January 2019, we paid the assessments of approximately 356 million Euros ($403 million) in order to preserve our right to contest those assessments in court. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, does not constitute an admission that we owe the taxes and will be refunded (with interest) to us to the extent we prevail. In December 2019 and October 2020, we initiated court proceedings with respect to certain of the assessments. Although we believe that Booking.com has been, and continues to be, in compliance with French tax law, and we are contesting the assessments, during the three months ended September 30, 2020, we contacted the French tax authorities regarding the potential to achieve resolution of the matter through a settlement. After assessing several potential outcomes and potential settlement amounts and terms, an unrecognized tax benefit in the amount of 50 million Euros ($58 million) was recorded during the year ended December 31, 2020, of which the majority was included as a partial reduction to the tax payment recorded in "Other assets, net" in the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020. In December 2020, the French Administrative Court (Conseil d’Etat) delivered a decision in the "ValueClick" case that could have an impact on the outcome in our case. After considering the potential adverse impact of the new decision on the potential outcomes for the Booking.com assessments, we currently estimate that the reasonably possible loss related to VAT is approximately 20 million Euros ($24 million). Additional assessments could result when the French tax authorities complete the outstanding audits. For additional information related to the French and other tax assessments, see Note 13 to our Unaudited Consolidated Financial Statements and Part II, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities."

Beginning in 2014, Booking.com received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) (“BPF”) claiming that Booking.com is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which Booking.com is currently participating. BPF instituted legal proceedings against Booking.com and in 2016 the District Court of Amsterdam rejected all of BPF’s claims. BPF appealed the decision to the Court of Appeal, and, in May 2019, the Court of Appeal also rejected all of BPF’s claims, in each case by ruling that Booking.com does not meet the definition of a travel intermediary for purposes of the mandatory pension scheme. BPF then appealed to the Netherlands Supreme Court. In April 2021, the Supreme Court overturned the previous decision of the Court of Appeal and held that Booking.com meets the definition of a travel intermediary for the purposes of the mandatory pension scheme. The Supreme Court ruled only on the qualification of Booking.com as a travel intermediary for the purposes of the mandatory pension scheme, and did not rule on the various other defenses we brought forward against BPF's claims. The Supreme Court referred the matter to another Court of Appeal that will have to assess the other defenses we brought forward if BPF were to proceed with the litigation. We intend to pursue a number of defenses in any subsequent proceedings and may ultimately prevail in whole or in part. While we continue to believe that Booking.com is in compliance with its pension obligations and that the Court of Appeal could ultimately rule in favor of Booking.com, given the Supreme Court’s decision, we believe it is probable that we have incurred a loss related to this matter. We are not able to reasonably estimate a loss or a range of loss because there are significant factual and legal questions yet to be determined in any subsequent proceedings. As a result, as of March 31, 2021, we have not recorded a liability in connection with a potential adverse ultimate outcome to this litigation. However, if Booking.com were to ultimately lose and all of BPF’s claims were to be accepted (including with retroactive effect to 1999), we estimate that as of March 31, 2021, the maximum loss, not including any potential interest or penalties, would be approximately $300 million. Such estimated potential loss increases as Booking.com continues not to contribute to the BPF and depends on Booking.com’s applicable employee compensation after March 31, 2021. For additional information related to the pension matter and our other contingent liabilities, see Note 13 to our Unaudited Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At March 31, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Expressions of future goals and expectations and similar expressions, including "may," "will," "should," "could," "aims," "seeks," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," or "continue," reflecting something other than historical fact are intended to identify forward-looking statements.  Our actual results could differ materially from those described in the forward-looking statements for various reasons including the risks we face which are more fully described in Part II, Item 1A, Risk Factors.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  However, readers should carefully review the reports and documents we file or furnish from time to time with the Securities and Exchange Commission, particularly our Annual Report on Form 10-K for the year ended December 31, 2020, and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

At March 31, 2021 and December 31, 2020, the outstanding aggregate principal amount of our debt was $14.0 billion and $12.2 billion, respectively. We estimate that the fair value of such debt was approximately $15.5 billion and $14.0 billion at March 31, 2021 and December 31, 2020, respectively. The estimated fair value of our debt in excess of the outstanding principal amount primarily relates to the Senior Notes and the Convertible Senior Notes issued in April 2020. Excluding the effect on the fair value of our convertible senior notes, a hypothetical 100 basis point (1.0%) decrease in interest rates would have resulted in an increase in the estimated fair value of our other debt of approximately $487 million (excluding the effect on the fair value of our Senior Notes due April 2025 and Senior Notes due April 2027 that were redeemed in April 2021 as disclosed in Note 9 to the Unaudited Consolidated Financial Statements) and $544 million at March 31, 2021 and December 31, 2020, respectively. Our convertible senior notes are more sensitive to the equity market price volatility of our shares than changes in interest rates. The fair value of the convertible senior notes will likely increase as the market price of our shares increases and will likely decrease as the market price of our shares falls.

See Note 6 to the Unaudited Consolidated Financial Statements for information related to reverse treasury lock agreements that we designated as cash flow hedges.

Our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our international businesses are translated from local currencies (principally Euros and British Pounds Sterling) into U.S. Dollars. If the U.S. Dollar weakens against the local currencies, the translation of these foreign-currency-denominated balances will result in increased net assets, gross bookings, revenues, operating expenses and net income. Similarly, our net assets, gross bookings, revenues, operating expenses and net income will decrease if the U.S. Dollar strengthens against the local currencies. For example, total revenues from our international operations decreased by 53% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, but, without the impact of changes in foreign currency exchange rates, decreased year-over-year on a constant-currency basis by approximately 54%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. Additionally, foreign currency exchange rate fluctuations on transactions, denominated in currencies other than the functional currency, result in gains and losses that are reflected in our Unaudited Consolidated Statements of Operations. We have a significant investment that is denominated in Hong Kong Dollars and the related impact from the movements in foreign currency exchange rates is recognized in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations.

We designate certain portions of the aggregate principal value of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Other income (expense), net" in our Unaudited Consolidated Statements of Operations. See Note 9 to our Unaudited Consolidated Financial Statements. Such foreign currency transaction gains or losses are dependent on the amount of net assets of the Euro functional currency subsidiaries, the amount of the Euro-denominated debt that is designated as a hedge and fluctuations in foreign currency exchange rates.

We generally enter into derivative instruments to minimize the impact of foreign currency exchange rate fluctuations on our transactional balances denominated in currencies other than the functional currency. We will continue to evaluate the use of derivative instruments in the future. See Note 6 to our Unaudited Consolidated Financial Statements for additional information related to our derivative contracts.

We are exposed to equity price risk as it relates to changes in fair values of our investments in equity securities of publicly-traded companies and private companies.  The estimated fair values of our investments in equity securities of publicly-traded companies and private companies, excluding our investment in Grab that is classified as a debt security for accounting purposes, were $3.1 billion and $452 million, respectively, at March 31, 2021, and $3.1 billion and $455 million, respectively, at December 31, 2020.  Our investments in private companies, excluding our investment in Grab, are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. A hypothetical 10% decrease in the fair values of these investments at March 31, 2021 and December 31, 2020 would have resulted in a loss, before tax, of approximately $355 million being recognized in net income for each period.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe we have not experienced any material impact on our internal control over financial reporting as a result of the COVID-19 pandemic and the resulting remote working conditions. We continue to monitor and assess the effectiveness and design of our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of any material legal proceedings to which we are a party, and updates thereto, is included in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2021, and is incorporated into this Item 1 by reference thereto.

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

In response to the outbreak of the novel strain of the coronavirus, COVID-19 (the "COVID-19 pandemic"), many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions, bans and advisories, instructions to residents to practice social distancing, curfews, quarantine advisories, including quarantine restrictions after travel in certain locations, shelter-in-place orders, required closures of non-essential businesses and additional restrictions on businesses as part of re-opening plans. These government mandates have had a significant adverse effect on many of the customers on whom our business relies, including hotels and other accommodation providers, airlines, restaurants and other partners, as well as on our workforce, operations and consumers. In addition, there remains uncertainty around the impact of the new variants of COVID-19, when existing restrictions will be lifted, if additional restrictions may be initiated, if there will be changes to travel behavior patterns when government restrictions are fully lifted, and the timing of distribution and administration of the vaccines globally.

The COVID-19 pandemic and the resulting economic conditions and government restrictions have resulted in a material decrease in consumer spending and an unprecedented decline in travel and restaurant activities and consumer demand for related services. Our results for the year ended December 31, 2020 and three months ended March 31, 2021 were materially and negatively impacted, with a material decline in gross travel bookings, room nights booked, total revenues, net income and cash flow from operations as compared to the year ended December 31, 2019 and three months ended March 31, 2019. Room nights, which include the impact of cancellations, declined rapidly as the COVID-19 pandemic spread in the first quarter and the beginning of the second quarter of 2020, but then steadily improved through the end of the second quarter and into the summer travel period in the third quarter of 2020. However, in the fourth quarter of 2020, we saw an increased decline in room nights, due in part to increased COVID-19 case counts and reimposed or additional government-imposed travel restrictions, particularly in Europe, some of which continued to remain in place during the first quarter of 2021.

In the fourth quarter of 2020, new variants of COVID-19 that spread more easily and quickly than other variants were first discovered in the United Kingdom and in South Africa and have since spread throughout various parts of the world. Also in the fourth quarter of 2020, multiple COVID-19 vaccines were approved for widespread distribution throughout various parts of the world, including the United States and in Europe. The room night decline in the first quarter of 2021 relative to the first quarter of 2019 improved from the room night decline in the fourth quarter of 2020 relative to the fourth quarter of 2019. The comparison of the first quarter of 2021 to the first quarter of 2019 avoids the distortion created from comparing to the initial spread of the COVID-19 pandemic late in the first quarter of 2020. This improvement in trends in the first quarter of 2021 was driven by domestic travel (travelers booking a stay within their own country) in Europe and the United States. In Europe, the improvement in room nights has been for travel expected to occur further into the future, including in the summer period, as many government-imposed travel restrictions remained in place in the first quarter of 2021. The United States had positive room night growth in the first quarter of 2021 as compared to the first quarter of 2019.

Following the first quarter of 2021, even as some governments around the world have started to lift restrictions and vaccine distributions have begun, there remains significant uncertainty around the recovery due to the challenging logistics of distributing the vaccines globally, as well as the unknown impact of the new variants of COVID-19. While the rate of vaccination distribution in some countries like Israel, the United Kingdom and the United States is encouraging, other countries in Europe, in Asia, and other parts of the world have made slower progress. Due to the uncertain and rapidly evolving nature of current conditions around the world, we are unable to predict accurately the impact that the COVID-19 pandemic will have on our business going forward. In April 2021, trends continued to improve in the United States and Europe while trends in Asia worsened due to increasing COVID-19 case counts and government-imposed restrictions on travel. As a result, April 2021 room nights declined less than the room night decline in the first quarter of 2021. If these recent trends were to continue, we currently expect that room nights, gross bookings, and revenue in the second quarter of 2021 will decline relative to the second quarter of 2019 less than those metrics declined in the first quarter of 2021 relative to the first quarter of 2019. The comparison of the second quarter of 2021 to the second quarter of 2019 avoids the distortion created from comparing to the severe impact on our business from the COVID-19 pandemic in the second quarter of 2020. In addition, we currently expect that we will experience a smaller operating loss in the second quarter of 2021 as compared to the first quarter of 2021. With the continued spread of COVID-19 and other variants throughout the world, we expect the COVID-19 pandemic and its effects to continue to have a significant adverse impact on our business, financial condition, results of operations and cash flows for the duration of the pandemic, during any resurgences of the pandemic and during the subsequent economic recovery, which could be an extended period of time. We believe that as effective vaccines become more widely distributed, people will increasingly feel it is safe to travel again and government restrictions will be relaxed, although the timing remains uncertain.

The extent of the effects of the COVID-19 pandemic on our business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments. These include, but are not limited to, the severity, extent and duration of the global pandemic, including as a result of any new variants of COVID-19, any resurgences of the pandemic, the global distribution of the vaccines and their efficacy against existing and any future variants of COVID-19, and their impacts on the travel and restaurant industries and consumer spending more broadly; actions taken by national, state and local governments to contain the disease or treat its impact, including travel restrictions and bans, required closures of non-essential businesses, constraints on businesses during reopening transitions and aid and economic stimulus efforts; the effect of our restructuring activities and attrition, as well as the changes in hiring levels and remote working arrangements that we have implemented on our operations, including the health and productivity of management and our employees, and our ability to maintain our financial reporting processes and related controls; the impact on our contracts and relationships with our partners, including the impact of invoking force majeure provisions; our ability to withstand increased cyberattacks that we and many businesses are experiencing; the speed and extent of the recovery across the broader travel ecosystem, including the speed at which customers feel comfortable traveling again once restrictions on travel have been lifted, which we believe will be impacted by how quickly there can be effective and widespread vaccinations, treatments or cures; and the duration, timing and severity of the impact on customer spending, including how long it takes to recover from the economic recession resulting from the pandemic. The pandemic may continue to expand throughout the world and/or worsen in areas that had seen progress in reducing or containing the disease (as currently being seen in India), which could continue to affect our business. Also, existing restrictions in affected regions could be extended after the virus has been contained in order to avoid relapses and there may be restrictions on certain travel activity related to whether travelers have been vaccinated.

Our business is dependent on the availability of a large number of accommodations (particularly independently-owned accommodations) and restaurants, and on the ability of consumers to travel to such accommodations and restaurants on airlines, railways and rental cars. The ability of consumers to travel internationally has been significantly impacted by the various travel restrictions between countries, including for example, the restrictions on travel between the European Union and the United States. We do not expect economic and operating conditions for our business to recover fully until there is widespread consumer confidence and ability to travel, and our travel service provider and restaurant partners are able to meet the demand for services. This may not occur until well after the broader global economy begins to improve. Additionally, our business is also dependent on consumer sentiment and discretionary spending patterns. Increased unemployment resulting from the COVID-19 pandemic is likely to have a negative impact on consumer discretionary spending, including for the travel and restaurant industries. Even though we have seen some improvements in the economic and operating conditions for our business since the outset of the COVID-19 pandemic, we cannot predict the long-term effects of the pandemic on our business or the travel and restaurant industries as a whole. If the travel and restaurant industries are fundamentally changed by the COVID-19 pandemic in ways that are detrimental to our operating model, our business may continue to be adversely affected even as the broader global economy recovers.

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
As a result of the deterioration of our business due to the COVID-19 pandemic, we evaluated goodwill, long-term investments and long-lived assets for possible impairment as of March 31, 2020. As a result of this evaluation, we determined that our goodwill relating to OpenTable and KAYAK experienced a decline in value due to the COVID-19 pandemic, and therefore we recognized a goodwill impairment charge of $489 million (which is non-deductible for income tax purposes) as of

March 31, 2020. In addition, we recorded an impairment charge of $100 million at March 31, 2020 related to our investment in Didi Chuxing due to the impact of the COVID-19 pandemic on the business of the investee and our estimate of the resulting decline in the value of the investment. As of September 30, 2020, we performed our annual goodwill impairment testing. As a result of this testing, we recognized an additional goodwill impairment charge of $573 million (which is non-deductible for income tax purposes) for the three months ended September 30, 2020 relating to OpenTable and KAYAK. The determination of the fair value reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding OpenTable and KAYAK’s expected growth rates and operating margins, expected length and severity of the impact from the COVID-19 pandemic and the shape and timing of the subsequent recovery, the performance of the businesses during and following the COVID-19 pandemic, as well as other key assumptions with respect to matters outside of our control, such as discount rates and market comparables. The evaluations required significant judgments and estimates and actual results could be materially different than those judgments and estimates utilized in the fair value estimates. Future events and changing market conditions may lead us to re-evaluate the assumptions used to estimate the fair value of OpenTable and KAYAK, particularly the assumptions related to the length and severity of the COVID-19 pandemic, the shape and timing of the subsequent recovery and the performance of the businesses during and following the COVID-19 pandemic, which may result in a need to recognize an additional goodwill impairment charge, which could have a material adverse effect on our results of operations. See Notes 5, 6 and 8 to the Unaudited Consolidated Financial Statements for additional information related to the impairment charges.

In addition, in 2020, given the severe downturn in the global travel industry and the financial difficulties faced by many of our travel service provider and restaurant partners and marketing affiliates, we increased our provision for expected credit losses on receivables from and prepayments to our travel service provider and restaurant partners and marketing affiliates. For the year ended December 31, 2020, there was a $161 million increase in expected credit loss expense compared to the same period in 2019. Moreover, due to the high level of cancellations of existing reservations, we incurred higher than normal cash outlays to refund consumers for prepaid reservations. In some instances, we did not estimate a recovery of prepayment already made to a travel service provider where we had agreed to provide free cancellations to customers for non-refundable reservations, and this resulted in an aggregate reduction in revenue of $44 million for the year ended December 31, 2020. Any significant increase in our provision for expected credit losses and any significant increase in cash outlays to refund consumers would have a corresponding adverse effect on our results of operations and related cash flows.

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

We currently, or may in the future, compete with a variety of companies, including:

•online travel reservation services such as Expedia, Hotels.com, Hotwire, Orbitz, Travelocity, Wotif, Cheaptickets, ebookers and CarRentals.com, which are owned by Expedia Group, Traveloka (in which Expedia Group holds a minority interest) and Despegar/Decolar (in which Expedia Group holds a minority interest); Trip.com Group (in which we have made a small investment), Trip.com (which is owned by Trip.com Group), Tongcheng-eLong (in which Trip.com Group holds a significant minority interest), ezTravel (in which Trip.com Group holds a majority interest) and MakeMyTrip (in which Trip.com Group holds a significant minority interest); Hotel Reservation Service (HRS) and hotel.de, which are owned by Hotel Reservation Service; and AutoEurope, CarTrawler, Rakuten, Jalan (which is owned by Recruit), Fliggy (which is owned by Alibaba), HotelTonight (which is owned by Airbnb), CheapOair and eDreams ODIGEO;

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

•“Super apps” which offer consumers a wide range of everyday and other services including travel bookings such as We Chat (owned by Tencent), Meituan (in which we hold a small minority interest), Grab (in which we hold a small minority interest) and Go-Jek;

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

Google, the world's largest search engine and one of the world's largest companies and other large, established companies with substantial resources and expertise in developing online commerce and facilitating internet traffic offer travel or travel-related search, meta-search and/or reservation booking services and may create additional inroads into online travel. Google's travel meta-search services, Google Hotel Ads and Google Flights, have grown rapidly and achieved significant market share in a relatively short time. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service providers (e.g., accommodations, rental car companies or airlines), online travel companies ("OTCs") and other online platforms and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTCs or other online platforms, which could lead to travel service providers or others gaining a larger share of search traffic. Google leverages its general search business to promote its meta-search offerings by showing meta-search results at the top of its organic search results. Further, TripAdvisor and trivago, two other leading meta-search companies, support their meta-search services with significant marketing efforts. Through our KAYAK meta-search service, we compete directly with these and other meta-search services. If we are unable to effectively compete with these companies, our business and results of operations could be harmed.

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

Travel service providers, including hotel chains, rental car companies and airlines with which we conduct business, compete with us in online channels to drive consumers to their own platforms in lieu of third-party distributors such as us. Travel service providers may charge lower prices and, in some instances, offer advantages such as loyalty points or special discounts to members of closed-user groups (such as loyalty program participants or consumers with registered accounts), any of which could make their offerings more attractive to consumers than our services. For example, many large hotel chains have instituted additional initiatives, such as increased discounting and incentives, to encourage consumers to book accommodations directly through their online platforms. We also offer various incentives to consumers and may need to offer additional or increased incentives to maintain or grow our reservation bookings, which adversely impacts our profit margins. Further, consolidation among travel service providers could result in lower rates of commission paid to OTCs, increased discounting and greater incentives for consumers to join closed-user groups as such travel service providers expand their offerings. If we are not as effective as our competitors (including hotel chains) in offering discounted prices and other incentives to consumers, our ability to grow and compete and our results of operations could be harmed.

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

We intend to continue to improve the accommodation choices available for reservation on our platforms, however the growth rate of the number of accommodations on our platforms may vary in part as a result of removing accommodations from our platforms from time to time. We have seen a year-over-year decrease in the number of accommodations on our platform during and resulting from the impacts of the COVID-19 pandemic, and we may see further reductions in the number of accommodations in the future primarily due to properties not providing availability on our platforms, property closures or non-payment of invoices. Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because alternative accommodations are often either a single unit or a small collection of independent units, these properties generally represent more limited booking opportunities than hotels, motels and resorts, which generally have more units to rent per property. Further, alternative accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors or may not be available at peak times due to use by the property owners. Lower profit margins are associated with alternative accommodation properties due to certain additional costs related to offering these accommodations on our platforms. As we increase our alternative accommodation business, these different characteristics negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our platforms, we expect that our room-night growth rate and property growth rate will continue to diverge over time (since each such alternative accommodation property has fewer booking opportunities). As a result of the foregoing, as the percentage of alternative accommodation properties increases, the number of reservations per property will likely continue to decrease.

In addition, as our alternative accommodation reservation business grows, we may incur increasing numbers of complaints related to non-existent properties or properties that are significantly different than as described in the listing, as well as claims of liability based on events occurring at such properties such as robbery, injury, death and other similar events. Such complaints or claims could result in negative publicity and increased costs, which could adversely affect our reputation, business and results of operations. Further, the regulatory environment related to some alternative accommodations such as homes and apartments is evolving, and laws, regulations or property association rules could impose restrictions or burdens on these property owners and managers that limit or negatively affect their ability to rent their properties. Some jurisdictions have adopted or are considering statutes or ordinances that prohibit owners and managers from renting certain properties for fewer than a stated number of consecutive days or for more than an aggregate total number of days per year or that require owners or managers to obtain a license to rent their properties. From time to time, we are subject to inquiries related to compliance with alternative accommodation laws, rules and regulations that we may or may not be able to respond to in a timely manner or in full satisfaction of such requests. The outcome of such inquiries could result in fines or penalties or require modifications to our business operations, which could result in increased legal and compliance costs. In addition, several jurisdictions have adopted or are considering adopting statutes or ordinances requiring online platforms that list certain alternative accommodations to obtain a license to list such accommodations and/or to comply with other restrictions or requirements. This dynamic regulatory environment requires us to expend significant time and resources and could negatively impact the growth and/or size of our alternative accommodation reservation business. As governments adopt new laws, rules and regulations related to alternative accommodations, we are unable to predict what, if any, effect any future laws and regulations will have on our business.

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

The number of our employees worldwide has grown from approximately 15,500 at December 31, 2015 to approximately 19,400 at March 31, 2021, which growth is mostly comprised of hires by our international operations. Changes in our workforce may make it more difficult to hire, train, retain, motivate and manage employees. Historically, our brands operated on a largely independent basis and many of them focused on particular services or geographies. As we look to develop the Connected Trip and pursue our other strategic objectives, we are increasing the collaboration, cooperation and interdependency among our brands. As we manage this shift, in addition to managing any changes in our workforce, whether due to organic growth, growth through acquisitions, workforce reductions or restructurings, we may find it difficult to maintain the beneficial aspects of our corporate culture at the brand companies and throughout the organization as a whole. In addition, as travel recovers from the COVID-19 pandemic, any future expansion or shift increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and administrative, legal, tax, internal control and financial reporting functions. Our current and planned employees, systems, procedures and controls may not be adequate to support and effectively manage growth and increased complexity, especially as we employ employees in multiple geographic locations around the world and increase the number and variety of our products and payment systems. The implementation of new information technology, payment, enterprise resource planning (ERP) or other systems could be disruptive and/or costly or we may experience difficulty successfully integrating new systems into existing systems or migrating to new systems from existing systems, any of which could adversely affect our business and results of operations.

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

The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new service announcements, introductions and enhancements and changing consumer demands and preferences. These characteristics are changing at an even greater pace as OTCs and travel service providers seek to address consumer needs and preferences resulting from the COVID-19 pandemic. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the progress of technology adoption in various markets, including the continuing adoption of the internet and online commerce in certain geographies and the emergence and growth of the use of smartphones, tablets and other smart devices, including those with voice and artificial intelligence capabilities, for mobile e-commerce transactions. New developments in other areas, such as cloud computing, could make entering our markets easier for competitors due to lower upfront technology costs. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services and online platforms to evolving industry standards and local preferences and to continually innovate and improve the performance, features and reliability of our services and online platforms in response to competitive service offerings and the evolving demands of the marketplace. In particular, it is increasingly important for us to effectively offer our services on mobile devices through mobile apps and mobile-optimized websites and to tailor our services to varying devices and platforms. Any failure by us to successfully develop and achieve consumer adoption of our mobile platforms would have a material and adverse effect on our growth, market share, business and results of operations. Further, to the extent mobile devices or platforms enable users to block advertising content, our advertising revenue and our ability to market our brands and acquire new consumers may be negatively affected. We believe it is increasingly critical that features of our mobile platforms, including ease-of-use, comprehensive functionality and the look and feel of such platforms, are competitive with our peers as consumers obtain more of their travel and restaurant services through mobile devices and platforms. As a result, we intend to continue to spend significant resources maintaining, developing and enhancing our mobile platforms and other technologies and platforms in the long term. Additionally, our ability to achieve our long-term strategy to build the Connected Trip depends on successfully integrating and developing new and evolving technologies, which is likely to require increased financial and personnel investments that could have an adverse impact on our results of operations until we achieve the expected return on these investments. However, these efforts may not be successful in improving the travel experience or retaining and attracting new customers, which would harm our business and results of operations. Further, technical innovation often results in bugs, vulnerabilities and other system failures. Any such bug, vulnerability or failure, especially in connection with a significant technical implementation or change, could result in lost business, harm to our brand or reputation, consumer complaints and other adverse consequences, any of which could adversely affect our business and results of operations.

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

In addition, the widespread adoption of new internet, networking or telecommunications technologies or other technological changes (including devices and services, such as Amazon's Echo and Alexa and Google Home and Google Assistant, developing technologies, such as artificial intelligence, chatbot and virtual reality technologies, and the creation of "super-apps" where consumers can use many online services without leaving a particular app) could require us to incur substantial expenditures to modify or adapt our services or infrastructure to these new technologies, which could adversely affect our results of operations or financial condition. Any failure to implement or adapt to new technologies in a timely manner or at all could adversely affect our ability to compete, increase our consumer acquisition costs or otherwise adversely affect our business, and therefore adversely affect our brand, market share and results of operations.

Our business could be negatively affected by changes in online search and meta-search algorithms and dynamics or traffic-generating arrangements.

We use Google to generate a significant portion of the traffic to our platforms, and, to a lesser extent, we use other search and meta-search services to generate traffic to our platforms, principally through pay-per-click marketing campaigns. The pricing and operating dynamics on these search and meta-search platforms can experience rapid change commercially, technically and competitively. For example, Google frequently updates and changes the logic which determines the placement and display of results of a consumer's search, such that the placement of links to our platforms can be negatively affected and our costs to improve or maintain our placement in search results can increase. The European Commission has fined Google significant amounts for anti-competitive behavior relating to its comparison-shopping service and online search advertising services. Changes by Google in how it presents travel search results, including its promotion of its travel meta-search services, or the manner in which it conducts the auction for placement among search results, whether as a result of a court order, investigation or other reason, may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our platforms, which in turn would have an adverse effect on our business, market share and results of operations. In January 2020, Google announced modifications to its flights display model, including that it would not be charging airlines and OTCs for sending referrals from Google Flights. As a result, certain airline and OTC partners have limited or eliminated their use of other meta-search services and have demanded cost savings from their other meta-search services. Further, Google may receive access to certain discounted fares not provided to meta-search services that charge for referrals. Most recently, Google modified its hotel price-comparison search tool to display prices for accommodation and booking providers for free. These modifications could adversely affect our meta-search business, profit margins and results of operations. Similarly, changes by our other search and meta-search partners in how they present travel search results or the manner in which they conduct the auction for placement among search results may be competitively disadvantageous to us and may impact our ability to efficiently generate traffic to our platforms. In addition, a decline or slowing growth in travel search traffic negatively impacts our ability to efficiently generate traffic to our platforms through performance marketing on general search platforms, which could have an adverse effect on our business and results of operations.

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

Google's Android operating system is the leading smartphone operating system in the world. As a result, Google has the ability to leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. Further, Google is the leading internet search service and has leveraged its search popularity to promote its travel services. The European Commission has fined Google significant amounts and the U.S. Justice Department (the "U.S. DOJ"), joined by a number of state Attorneys General, has sued Google for breaching antitrust rules by imposing restrictions on Android device manufacturers and mobile network operators, including by mandating the pre-installation of Google apps and limiting access to its Google Play app store. The European Commission's decision requires Google to end those practices or face penalty payments of up to 5% of the average daily worldwide turnover of Alphabet, Google's parent company. Google has appealed the European Commission's decision and refutes the U.S. DOJ's claims, and it is not yet clear how or whether these actions will affect Google's business, including its travel services.

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

We rely on providers of accommodations, rental cars and airline tickets and on restaurants to make their services available to consumers through us. Our arrangements with travel service providers generally do not require them to make available any specific quantity of accommodation reservations, rental cars or airline tickets, or to make accommodation reservations, rental cars or airline tickets available in any geographic area, for any particular route or at any particular price. Similarly, our arrangements with restaurants generally do not require them to provide all of their available tables and reservations to customers through us. We are in regular dialogue with our major travel service providers about the nature and extent of their participation in our services. A significant reduction on the part of any of our major travel service providers or providers that are particularly popular with consumers in their participation in our services for a sustained period of time or their complete withdrawal, whether as a result of limitations on occupant capacity or business closures stemming from the COVID-19 pandemic or otherwise, could have a material adverse effect on our business, market share and results of operations. To the extent any of those major or popular travel service providers ceased to participate in our services in favor of one of our competitors' services or decided to require consumers to purchase services directly from them, our business, market share and results of operations could be harmed. During periods of higher occupancy rates, accommodation providers may decrease their distribution of accommodation reservations through third-party intermediaries like us, in particular through our discount services. Further, as consolidation among travel service providers increases, the potential adverse effect of a decision by any particular significant travel service provider (such as a large hotel chain, airline or rental car company) to withdraw from or reduce its participation in our services also increases. The COVID-19 pandemic has increased the risk that our travel service provider and restaurant partners voluntarily or involuntarily declare bankruptcy or otherwise cease or limit their operations, which could harm our business and results of operations. In particular, the potential harm to our business and results of operations is greater if there are bankruptcies or closures of larger partners such as airlines, hotel chains or large rental car companies. To the extent restaurants limit the availability of reservations through OpenTable or if a significant number of restaurants cease to participate in our services (whether as a result of the COVID-19 pandemic or otherwise) or if government restrictions limit occupant capacity of any travel service providers or restaurants as a result of the COVID-19 pandemic, consumers may not continue to use our services and/or our revenues and results of operations could be adversely affected, especially if reservations during highly desirable times on high volume days are not made available through us.

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

In December 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted into law in the United States. The Tax Act introduced a tax on 50% of global intangible low-taxed income ("GILTI"), which is income determined to be in excess of a specified routine rate of return on qualifying business assets. The Tax Act further introduced a base erosion and anti-abuse tax ("BEAT") aimed at preventing the erosion of the U.S. tax base and a new tax deduction with respect to certain foreign-derived intangible income. If we are unable to operate our business so that BEAT does not impact us, our effective tax rate, results of operations and cash flows would be adversely affected. The interpretation and implementation of the Tax Act and regulations, rules or guidance that have been or may be adopted under, or result from, the Tax Act have had and could have a negative impact on our results of operations and cash flows. In March 2021, President Biden released his proposed American Jobs Plan, which includes significant corporate income tax changes including raising the U.S. corporate income tax rate to 28% and increasing the percentage of GILTI subject to tax in the United States to 75%. Increases in the U.S. corporate income tax rate, increasing the percentage of GILTI subject to tax in the United States or other changes included in the proposed legislation could have a negative impact on our results of operations and cash flows.

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

The Netherlands corporate income tax law provides that income generated from qualifying innovative activities is taxed at the rate of 9% beginning in January 2021 and 7% prior to 2021 ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. A portion of Booking.com's earnings historically has qualified for Innovation Box Tax treatment.

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

We, the travel industry and the technology industry generally are subject to competition/anti-trust and consumer protection laws and regulations around the world. These laws and regulations evolve and change, and their interpretation, application and enforcement can also change, be unpredictable or be affected by changing political or social pressures. As we expand our business into new areas, including our evolution towards the Connected Trip, we may become subject to additional laws and regulations. At times, online travel platforms, including us, have been the subject of investigations or inquiries by various national competition authorities ("NCAs") or other governmental authorities. For example, we have been and continue to be involved in investigations related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates, conditions and availability that are at least as favorable as those offered to other OTCs or through the accommodation provider's website. To resolve and close certain of the investigations, we have from time to time made commitments to the investigating authorities regarding future business practices or activities. For example, Booking.com has made commitments to several NCAs, including agreeing to narrow the scope of its parity arrangements, in order to resolve parity-related investigations. In August 2020, Booking.com voluntarily extended its parity commitments in the European Union for another three years. Additionally, these types of investigations can result and have resulted in the assessment of fines.

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

Another area of regulatory inquiry involves contractual search term bidding restrictions where one contracting party agrees not to bid on certain key search terms related to the other party (e.g., such other party’s name). Although we are generally moving away from these types of agreements, in some of our contracts, we or the other party have agreed to bidding restrictions. If bidding restrictions are held to be illegal or otherwise unenforceable or if we remove them from all of our contracts, it could negatively impact our performance marketing efficiency, business and results of operations.

There is significant legislative and public focus on the technology industry, especially as technology companies become larger. In some instances, countries have passed legislation that goes further to restrict business activities than actions taken by NCAs or other regulatory authorities. For example, France, Italy, Belgium and Austria have passed legislation prohibiting parity contract clauses in their entirety. Additionally, the EU's Platform to Business Regulation regulates the relationship between online platforms such as Booking.com and European business users of online platforms. This new regulation requires online platforms to provide additional disclosure to European business partners, such as terms related to search result ranking and preferential pricing as well as provide for a mediation process to handle any disputes, among other changes. In December 2020, the European Commission proposed the Digital Markets Act and the Digital Services Act, which are expected to give regulators more instruments to investigate digital businesses and impose new rules on certain digital platforms if they are determined to be "gatekeepers." The proposed legislation is not final and it is not known what the laws will look like in their final forms. If the regulators were to determine that we are a gatekeeper under the proposed legislation, we could be subject to additional rules and regulations not applicable to all our competitors and our business could be harmed. For example, the rules applicable to gatekeepers could prohibit single sign-in for different products and create new data sharing requirements and limitations on the use of data from third parties. New laws and regulations and changing public perception relating to the technology industry could impact our services, require us to change our business practices or otherwise cause us to incur additional operating costs to comply with or address these developments. Further, as market conditions change as a result of investigations, litigation, legislation or political or social pressure, we may decide to voluntarily modify our business practices beyond what is required, the full effects of which may not be known when making the decision, but which could harm our competitive position and adversely affect our business and results of operations.

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

Our ability to provide our services and any future services is and will continue to be affected by legal regulations (including laws, ordinances, rules, licensing requirements and other requirements and regulations) of national and local governments and regulatory authorities around the world, many of which are evolving and subject to the possibility of new or revised interpretations. For example, we currently offer optional rental car-related insurance products to customers protecting them against accidental damage to their rental vehicles and we intend to offer additional trip-related insurance products in the future, which subjects us to certain insurance regulations and related increased compliance costs and complexities, any of which could negatively impact our business and results of operations. Laws in some countries relating to data localization, registration as a travel agent and other local requirements could, if applicable to us, adversely affect our ability to conduct business in those countries. Any increase in the number or complexity of the laws and regulations applicable to us and our businesses could increase our compliance costs and burdens and negatively affect our business and results of operations.

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

Compliance with the laws and regulations of multiple jurisdictions increases our cost of doing business. Examples of these laws and regulations, which vary and sometimes conflict, include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and local laws which also prohibit corrupt payments to governmental officials or third parties, data privacy requirements, labor relations laws, non-discrimination, human rights or anti-human trafficking laws and regulations, such as the U.K. Modern Slavery Act 2015, tax laws, anti-trust or competition laws, U.S., E.U. or U.N. sanctioned country or sanctioned persons mandates, and consumer protection laws. Violations of these laws and regulations could result in fines, penalties and/or criminal sanctions against us, our officers or our employees and/or prohibitions on the conduct of our business. Any such violations could result in prohibitions on our ability to offer our services in one or more countries, could delay or prevent potential acquisitions, and could materially damage our reputation, our brands, our global expansion efforts, our ability to attract and retain employees and business partners, our business and our operating results. Even if we comply with these laws and regulations, doing business in certain jurisdictions or violations of these laws and regulations by the accommodations, restaurants, travel service providers or other parties with whom we conduct business could harm our reputation and brands, which could adversely affect our results of operations or stock price. In addition, these restrictions may provide a competitive advantage to our competitors unless they are also subject to comparable restrictions. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. Additionally, our employees in certain countries in Europe are represented by works councils and/or trade unions. We are required to consult with works councils on certain matters such as restructurings, acquisitions and divestitures and other matters that could impact our labor force. Consultations may not be completed on terms satisfactory to us and, as a result, could result in increases in our cost of labor, diversion of management's attention away from operating our business, delays in certain initiatives and expose us to claims and litigation. We are also subject to a variety of other regulatory, legal and public policy risks and challenges in managing an organization operating in various countries, including those related to:

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

Changes in the use and regulation of Cookies and other tracking technologies could negatively impact the way we do business.

There are several privacy-driven initiatives that are changing the gathering and use of consumer data in the digital marketing ecosystem. These include phasing out the use of third-party cookies (and other tracking technologies) by browsers such as Safari and Google Chrome, restrictions on the use of the identifier for advertisers (such as the Apple “IDFA”) by mobile device manufacturers and the adoption of regulations by many jurisdictions that govern the use of cookies. A cookie is a text file that is stored on a user's computer or mobile device. An identifier, such as Apple's IDFA, is a unique device identifier assigned by the mobile device manufacturer which allows advertisers to recognize users across multiple mobile apps. Cookies and other tracking technologies are common tools used by thousands of websites and mobile apps, including ours, to, among other things, store or gather data (e.g., remember log-on details so a user does not have to re-enter them when revisiting a website or opening an app), market to consumers and enhance the user experience.

Google Chrome has announced that they will not permit the use of third-party cookies on Chrome beginning in 2022 and other browsers have already stopped their use. Apple has begun to require advertisers to gain consent to use the IDFA and other identifiers with their own consent framework. Many jurisdictions, including the European Union and more recently, California, have adopted regulations governing the use of cookies. While these initiatives will likely impact a small portion of our digital advertising practices, these changes are not unique to the digital advertising at our Company. While we believe that our primary performance marketing spend will not be directly impacted by these changes, we are poised to utilize alternative digital marketing techniques for the portion of our marketing spend that could be impacted. To the extent any of these restrictions and regulations impair our ability to serve certain customers in the most optimal manner or if we are less effective than our competitors in addressing this change, our ability to continue to improve and optimize performance on our platforms, our business, market share and results of operations could be adversely affected. Further, any failure to comply with these privacy regulations could result in fines and harm to our reputation.

Financial Risks

Our liquidity, credit ratings and ongoing access to capital could be materially and negatively affected by the impacts of the COVID-19 pandemic.

Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, our ability to meet debt covenant requirements, our operating performance and our credit ratings. Since the COVID-19 pandemic, there has been increased volatility in the financial and securities markets, which has generally made access to capital less certain and increased the cost of obtaining new capital. Further, if our credit ratings were to be downgraded or if financing sources were to ascribe higher risk to our rating levels, our industry or us, our access to capital and the cost of any financing would be negatively impacted. We currently have $2.0 billion available under our revolving credit facility, which provides an additional potential source of liquidity. The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to our ability to borrow thereunder. In 2020, we amended the revolving credit facility to (i) suspend the maximum leverage ratio covenant through and including the three months ending March 31, 2022, which was replaced with a $4.5 billion minimum liquidity covenant based on unrestricted cash, cash equivalents, short-term investments and unused capacity under this revolving credit facility and (ii) increase the permitted maximum leverage ratio from and including the three months ending June 30, 2022 through and including the three months ending March 31, 2023. There can be no assurance that we will be able to meet either the minimum liquidity covenant or the maximum leverage ratio covenant, as applicable, at any particular time, and our ability to borrow under the revolving credit facility depends on compliance with the applicable covenant. Further, the lenders have the right to require repayment of any amounts borrowed under the facility if we are not in compliance with the applicable covenant.
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

The market price of our common stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:
•financial or operating results that vary from the expectations of securities analysts and investors or any publicly-disclosed estimates;

•quarterly variations in our financial or operating results;

•changes in expectations as to our future financial or operating performance, including estimates by securities analysts and investors or any publicly-disclosed estimates of future performance;

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

We maintain an investment portfolio of various holdings, types and maturities. Our portfolio typically includes marketable debt securities, equity securities of publicly-traded companies, the values of which are subject to market price volatility, and investments in private companies. Investments in government and corporate debt securities and preferred stock classified as debt securities for accounting purposes are generally classified as available-for-sale and, consequently, are recorded in our balance sheets at fair value with unrealized gains or losses, net of tax, reported in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. Credit losses on such investments are recorded in the Unaudited Consolidated Statement of Operations (see Note 5 to our Unaudited Consolidated Financial Statements). Changes in the fair values of our investments in publicly-traded equity securities are recognized in the Unaudited Consolidated Statement of Operations. These changes could be volatile and they have had, and are likely to continue to have, a significant impact on our quarterly net income (or loss). Our investments in equity securities (other than those classified as debt securities for accounting purposes) of private companies are primarily measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, with changes in value also recognized in the Unaudited Consolidated Statement of Operations (see Note 5 to our Unaudited Consolidated Financial Statements).

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

Our investments in private companies are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or ever become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced to the market. Further, our ability to liquidate any such investments is typically dependent on a liquidity event, such as a public offering or acquisition, as no public market exists for such securities. Valuations of privately-held companies are inherently complex and uncertain due to the lack of a liquid market for such securities. If we determine that any of our equity investments in such companies have experienced a decline in value, we are required to recognize the change in net income. For example, during the three months ended March 31, 2020, we recognized an impairment of $100 million related to our investment in Didi Chuxing that resulted from the negative impact of the COVID-19 pandemic on Didi Chuxing's business. For investments classified as debt securities, any decline in value attributed to credit losses is also recognized in the Unaudited Consolidated Statements of Operations.

We could lose the full amount of any of our investments, and any impairment of our investments have previously and could in the future have a material adverse effect on our financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended March 31, 2021.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 –	—	(1)	N/A	—	$10,420,229,500	(1)
January 31, 2021	547	(2)	$2,180.46	N/A	N/A

February 1, 2021 –	—	(1)	N/A	—	$10,420,229,500	(1)
February 28, 2021	491	(2)	$1,947.69	N/A	N/A

March 1, 2021 –	—	(1)	N/A	—	$10,420,229,500	(1)
March 31, 2021	63,238	(2)	$2,275.56	N/A	N/A
Total	64,276		$2,272.25	—	$10,420,229,500
 _____________________________
(1)    Pursuant to a stock repurchase program announced on May 9, 2019, whereby we were authorized to repurchase up to $15.0 billion of our common stock.
(2)    Pursuant to a general authorization, not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. The table above does not include adjustments during the three months ended March 31, 2021 to previously withheld share amounts (reduction of 1 share) that reflect changes to the estimates of employee tax withholding obligations.

Repurchase and Dividend Restrictions

As of October 2020, our revolving credit facility includes a covenant that restricts us from declaring and making any cash distribution and repurchasing any of our shares (with certain exceptions including in connection with tax withholding related to shares issued to employees) unless (i) prior to the delivery of financial statements for the three months ending June 30, 2022, we have at least $6.0 billion of liquidity on a pro forma basis, based on unrestricted cash, cash equivalents, short-term investments and unused capacity under our revolving credit facility and (ii) after the delivery of financial statements for the three months ending June 30, 2022, we are in compliance on a pro forma basis with the maximum leverage ratio covenant then in effect. Such restriction ends upon delivery of financial statements required for the three months ending June 30, 2023, or we have the ability to terminate this restriction earlier if we demonstrate compliance with the original maximum leverage ratio covenant in the revolving credit facility. See Note 9 to our Unaudited Consolidated Financial Statements for more information.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Amended and Restated By-Laws.
4.1(c)	Form of 0.100% Senior Note due 2025.
4.2(c)	Form of 0.500% Senior Note due 2028.
4.3(c)	Officers' Certificate, dated March 8, 2021, with respect to the 0.100% Senior Notes due 2025 issued pursuant to the Base Indenture.
4.4(c)	Officers' Certificate, dated March 8, 2021, with respect to the 0.500% Senior Notes due 2028 issued pursuant to the Base Indenture.
4.5(c)	Agency Agreement, dated as of March 8, 2021, by and between Booking Holdings Inc., as issuer, Elavon Financial Services DAC, UK Branch, as paying agent, and U.S. Bank National Association, as transfer agent, registrar and trustee.
10.1(d)	Letter Amendment to 2018 PSU Award and 2019 PSU Award Agreements with Glenn D. Fogel dated January 28, 2021.
10.2(d)	Letter Amendment to 2018 PSU Award and 2019 PSU Award Agreements with David I. Goulden dated January 28, 2021.
10.3(d)	Letter Amendment to 2018 PSU Award and 2019 PSU Award Agreements with Peter J. Millones dated January 28, 2021.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David I. Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David I. Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101).
(a)    Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 and incorporated herein by reference.
(b)    Previously filed as an exhibit to the Current Report on Form 8-K filed on October 25, 2019 and incorporated herein by reference.
(c)    Previously filed as an exhibit to the Current Report on Form 8-K filed on March 8, 2021 and incorporated herein by reference.
(d)    Previously filed as an exhibit to the Current Report on Form 8-K filed on January 29, 2021 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKING HOLDINGS INC.
(Registrant)

Date:	May 5, 2021	By:	/s/ David I. Goulden
Name: David I. Goulden Title: Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)