Form 10-Q
period 2021-06-30
Booking Holdings Inc.
filed 2021-08-04
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Number of shares of Common Stock outstanding at July 28, 2021:

Common Stock, par value $0.008 per share	41,059,841
(Class)	(Number of Shares)

Booking Holdings Inc.
Form 10-Q

For the Three Months Ended June 30, 2021

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,231	$10,562
Short-term investments (Available-for-sale debt securities: Amortized cost of $500 at June 30, 2021 and December 31, 2020)	501	501
Accounts receivable, net (Allowance for expected credit losses of $92 and $166, respectively)	1,290	529
Prepaid expenses, net (Allowance for expected credit losses of $30 and $22, respectively)	332	337
Other current assets	435	277
Total current assets	13,789	12,206
Property and equipment, net	748	756
Operating lease assets	457	529
Intangible assets, net	1,725	1,812
Goodwill	1,886	1,895
Long-term investments (Includes available-for-sale debt securities: Amortized cost of $225 at June 30, 2021 and December 31, 2020)	4,319	3,759
Other assets, net (Allowance for expected credit losses of $24 and $33, respectively)	957	917
Total assets	$23,881	$21,874
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,028	$735
Accrued expenses and other current liabilities	1,620	1,382
Deferred merchant bookings	1,896	323
Short-term debt	2,180	985
Total current liabilities	6,724	3,425
Deferred income taxes	1,107	1,127
Operating lease liabilities	314	366
Long-term U.S. transition tax liability	824	923
Other long-term liabilities	122	111
Long-term debt	9,986	11,029
Total liabilities	19,077	16,981
Commitments and contingencies (see Note 13)
Convertible debt	5	—
Stockholders' equity:
Common stock, $0.008 par value, Authorized shares: 1,000,000,000 Issued shares: 63,574,902 and 63,406,451, respectively	—	—
Treasury stock, 22,515,119 and 22,446,897 shares, respectively	(24,283)	(24,128)
Additional paid-in capital	6,059	5,851
Retained earnings	23,066	23,288
Accumulated other comprehensive loss	(43)	(118)
Total stockholders' equity	4,799	4,893
Total liabilities and stockholders' equity	$23,881	$21,874

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Agency revenues	$1,328	$357	$2,045	$1,781
Merchant revenues	661	245	1,034	904
Advertising and other revenues	171	28	222	233
Total revenues	2,160	630	3,301	2,918
Operating expenses:
Marketing expenses	988	211	1,449	1,062
Sales and other expenses	206	131	318	508
Personnel, including stock-based compensation of $90, $77, $199 and $83, respectively	686	452	1,238	936
General and administrative	134	104	253	305
Information technology	93	70	180	148
Depreciation and amortization	108	112	221	229
Restructuring and other exit costs	1	34	9	34
Impairment of goodwill	—	—	—	489
Total operating expenses	2,216	1,114	3,668	3,711
Operating loss	(56)	(484)	(367)	(793)
Interest expense	(81)	(96)	(179)	(160)
Other income (expense), net	96	789	227	440
(Loss) income before income taxes	(41)	209	(319)	(513)
Income tax expense (benefit)	126	87	(97)	64
Net (loss) income	$(167)	$122	$(222)	$(577)
Net (loss) income applicable to common stockholders per basic common share	$(4.08)	$2.98	$(5.42)	$(14.07)
Weighted-average number of basic common shares outstanding (in 000's)	41,054	40,922	41,014	41,007
Net (loss) income applicable to common stockholders per diluted common share	$(4.08)	$2.97	$(5.42)	$(14.07)
Weighted-average number of diluted common shares outstanding (in 000's)	41,054	40,995	41,014	41,007

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(167)	$122	$(222)	$(577)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	8	32	(22)	(45)
Losses on cash flow hedges	11	—	—	—
Net unrealized gains on available-for-sale securities	98	77	97	3
Total other comprehensive income (loss), net of tax	117	109	75	(42)
Comprehensive (loss) income	$(50)	$231	$(147)	$(619)

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 and 2020
(In millions, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares (in 000's)	Amount	Shares (in 000's)	Amount
Balance, March 31, 2021	63,562	$—	(22,511)	$(24,274)	$5,965	$23,233	$(160)	$4,764
Net loss	—	—	—	—	—	(167)	—	(167)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	8	8
Losses on cash flow hedges, net of tax	—	—	—	—	—	—	11	11
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	98	98
Exercise of stock options and vesting of restricted stock units and performance share units	13	—	—	—	3	—	—	3
Repurchase of common stock	—	—	(4)	(9)	—	—	—	(9)
Stock-based compensation and other stock-based payments	—	—	—	—	96	—	—	96
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	(5)	—	—	(5)
Balance, June 30, 2021	63,575	$—	(22,515)	$(24,283)	$6,059	$23,066	$(43)	$4,799

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, December 31, 2020	63,406	$—	(22,447)	$(24,128)	$5,851	$23,288	$(118)	$4,893
Net loss	—	—	—	—	—	(222)	—	(222)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(22)	(22)
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	97	97
Exercise of stock options and vesting of restricted stock units and performance share units	169	—	—	—	4	—	—	4
Repurchase of common stock	—	—	(68)	(155)	—	—	—	(155)
Stock-based compensation and other stock-based payments	—	—	—	—	209	—	—	209
Reclassification adjustment for convertible debt in mezzanine	—	—	—	—	(5)	—	—	(5)
Balance, June 30, 2021	63,575	$—	(22,515)	$(24,283)	$6,059	$23,066	$(43)	$4,799

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares (in 000's)	Amount	Shares (in 000's)	Amount
Balance, March 31, 2020	63,370	$—	(22,440)	$(24,115)	$5,758	$22,530	$(342)	$3,831
Net income	—	—	—	—	—	122	—	122
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	32	32
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	77	77
Issuance of convertible senior notes	—	—	—	—	96	—	—	96
Conversion of debt	—	—	—	—	(241)	—	—	(241)
Exercise of stock options and vesting of restricted stock units and performance share units	21	—	—	—	6	—	—	6
Repurchase of common stock	—	—	(2)	(4)	—	—	—	(4)
Stock-based compensation and other stock-based payments	—	—	—	—	80	—	—	80
Balance, June 30, 2020	63,391	$—	(22,442)	$(24,119)	$5,699	$22,652	$(233)	$3,999

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, December 31, 2019	63,179	$—	(21,762)	$(22,864)	$5,756	$23,232	$(191)	$5,933
Cumulative effect of adoption of accounting standards update	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(577)	—	(577)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(45)	(45)
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	3	3
Issuance of convertible senior notes	—	—	—	—	96	—	—	96
Conversion of debt	—	—	—	—	(245)	—	—	(245)
Exercise of stock options and vesting of restricted stock units and performance share units	212	—	—	—	6	—	—	6
Repurchase of common stock	—	—	(680)	(1,255)	—	—	—	(1,255)
Stock-based compensation and other stock-based payments	—	—	—	—	86	—	—	86
Balance, June 30, 2020	63,391	$—	(22,442)	$(24,119)	$5,699	$22,652	$(233)	$3,999

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(222)	$(577)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	221	229
Provision for expected credit losses and chargebacks	37	322
Deferred income tax (benefit) expense	(120)	11
Net gains on equity securities	(427)	(528)
Stock-based compensation expense and other stock-based payments	204	94
Operating lease amortization	91	91
Amortization of debt discount and debt issuance costs	30	33
Unrealized foreign currency transaction (gains) losses on Euro-denominated debt	(54)	22
Impairment of goodwill	—	489
Impairment of investment	—	100
Loss on early extinguishment of debt	242	—
Other	17	3
Changes in assets and liabilities:
Accounts receivable	(820)	805
Prepaid expenses and other current assets	(173)	248
Deferred merchant bookings and other current liabilities	1,973	(1,567)
Other long-term assets and liabilities	(54)	(33)
Net cash provided by (used in) operating activities	945	(258)
INVESTING ACTIVITIES:
Purchase of investments	(15)	(72)
Proceeds from sale and maturity of investments	8	2,997
Additions to property and equipment	(124)	(150)
Other investing activities	(5)	—
Net cash (used in) provided by investing activities	(136)	2,775
FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	56
Proceeds from the issuance of long-term debt	2,015	4,108
Payments of debt issuance costs	(10)	(38)
Payments for redemption and conversion of debt	(1,982)	(1,244)
Payments for repurchase of common stock	(150)	(1,294)
Other financing activities	(11)	5
Net cash (used in) provided by financing activities	(138)	1,593
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(1)	(19)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	670	4,091
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period	10,582	6,332
Total cash and cash equivalents and restricted cash and cash equivalents, end of period	$11,252	$10,423
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes (see Note 17)	$406	$61
Cash paid during the period for interest	$164	$92

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

Impact of COVID-19

The ongoing outbreak of the novel strain of the coronavirus COVID-19 (the "COVID-19 pandemic"), as well as subsequent outbreaks driven by new variants of COVID-19, and the resulting economic conditions and government restrictions have resulted in a material decrease in consumer spending and an unprecedented decline in travel and restaurant activities and consumer demand for related services as compared to 2019 levels. See Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for further information. The Company’s financial results and prospects are almost entirely dependent on the sale of travel-related services. Many governments around the world continue to implement a variety of measures to reduce the spread of COVID-19, including travel restrictions, bans and advisories, instructions to residents to practice social distancing, curfews, quarantine advisories, including quarantine restrictions after travel in certain locations, shelter-in-place orders, required closures of non-essential businesses and additional restrictions on businesses as part of re-opening plans. These government mandates have had a significant adverse effect on many of the customers on whom the Company’s business relies, including hotels and other accommodation providers, airlines and restaurants, as well as the Company's workforce, operations and consumers. Though some governments have started to relax COVID-19-related restrictions and vaccine distributions are well underway in some countries, there remains uncertainty around the impact of the new variants of COVID-19, when remaining restrictions will be lifted, if additional restrictions may be initiated or reimposed, if there will be changes to travel behavior patterns when government restrictions are fully lifted, and the timing of distribution and administration of the vaccines globally.

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

As a result of the deterioration of the Company’s business due to the COVID-19 pandemic, the Company recorded significant goodwill impairment charges in 2020 (see Note 8). In addition, the Company recorded a significant impairment charge in 2020 for one of the Company's long-term investments (see Notes 5 and 6). Even though no additional impairment indicators were identified as of June 30, 2021 for these assets, it is possible that the Company may have to record additional significant impairment charges in future periods.

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

While there have been some signs of a recovery in travel demand in certain parts of the world including the United States and Europe, the Company continues to expect that its business will be adversely impacted by surges of COVID-19 case counts, including those driven by variants of COVID-19, as well as any government-imposed travel restrictions in reaction to COVID-19 outbreaks, which could remain a risk for an extended period of time. The extent of the effects of the COVID-19 pandemic on the Company’s business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments. These include, but are not limited to, the severity, extent and duration of the COVID-19 pandemic, including as a result of any new variants of COVID-19 and any resurgences of the pandemic, the global distribution of the vaccines and their efficacy against existing and any future variants of COVID-19, and their impacts on the travel and restaurant industries and consumer spending more broadly. While it is encouraging that the rate of vaccination distribution is increasing throughout the world, many countries in Asia, Africa, South America and other parts of the world have made slower progress. Additionally, the highly-transmissible Delta variant of COVID-19 has caused authorities in various countries to reimpose restrictions such as mask mandates, curfews and prohibitions on large gatherings. Even though there have been some improvements in the economic and operating conditions for the Company's business since the outset of the COVID-19 pandemic, the Company cannot predict the long-term effects of the pandemic on its business or the travel and restaurant industries as a whole. If the travel and restaurant industries are fundamentally changed by the COVID-19 pandemic in ways that are detrimental to the Company’s operating model, the Company’s business may continue to be adversely affected even as the broader global economy recovers.

In response to the reduction in the Company's business volumes as a result of the impact of the COVID-19 pandemic, during the year ended December 31, 2020, the Company took actions to reduce the size of its workforce to optimize efficiency and reduce costs. See Note 14 for additional information. The Company also participated in certain governmental assistance programs and received certain grants and other assistance. In June 2021, the Company announced its intention to voluntarily return the government assistance received and has repaid $105 million as of August 3, 2021. See Note 15 for additional information.

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

		International
	United States	The Netherlands	Other	Total
Total revenues for the three months ended June 30,
2021	$393	$1,601	$166	$2,160
2020	$105	$444	$81	$630

Total revenues for the six months ended June 30,
2021	$590	$2,412	$299	$3,301
2020	$390	$2,121	$407	$2,918

Revenue by Type of Service

Approximately 83% and 84% of the Company's revenue for the three and six months ended June 30, 2021, respectively, and 86% and 85% of the Company's revenue for the three and six months ended June 30, 2020, respectively, relates to online accommodation reservation services. Revenue from all other sources of online travel reservation services and advertising and other revenues each individually represent less than 10% of the Company's total revenues for each period.

Deferred Merchant Bookings and Deferred Revenue

Cash payments received from travelers in advance of the Company completing its performance obligations are included in "Deferred merchant bookings" in the Company's Consolidated Balance Sheets and are comprised principally of amounts estimated to be payable to the travel service providers as well as the Company's estimated deferred revenue for its commission or margin and fees. At June 30, 2021 and December 31, 2020, deferred merchant bookings included deferred revenue for online travel reservation services of $289 million and $50 million, respectively. The amounts are subject to refunds for cancellations. The Company expects to complete its performance obligations generally within one year from the reservation date. During the six months ended June 30, 2021, the Company recognized revenues of $29 million from the deferred revenue balance as of December 31, 2020. The increase in the deferred revenue balance for the six months ended June 30, 2021 is principally driven by payments received from travelers, net of amounts estimated to be payable to travel service providers, for online travel reservations in the current period.

Loyalty and Other Incentive Programs

The Company provides loyalty programs where participating consumers are awarded loyalty points on current transactions that can be redeemed in the future. At June 30, 2021 and December 31, 2020, liabilities for loyalty program incentives of $16 million and $21 million, respectively, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets. Under OpenTable's loyalty program, points can be earned for making reservations on OpenTable and redeemed for rewards such as discounts on dining and travel and gift cards. In March 2018, OpenTable introduced a three-year time-based expiration for points earned by diners. Unredeemed loyalty points existing as of the date of introduction of the expiration provision expired in March 2021. Unredeemed loyalty points earned after the date of introduction of the expiration provision expire three years from the end of the calendar quarter in which the points were earned. In addition, all unredeemed points in a diner's account expire if there is no qualifying activity (e.g., a seated reservation) for a period of 12 months. The estimated fair value of the loyalty points that are expected to be redeemed is recognized as a reduction of revenue at the time the incentives are granted.

In addition to the loyalty programs, at June 30, 2021 and December 31, 2020, liabilities of $40 million and $60 million, respectively, for other incentive programs, such as referral bonuses, rebates, credits and discounts, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

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

Due to the impact of the COVID-19 pandemic (see Note 1), there was a significant decline, as of March 31, 2020, in the estimated performance over the performance periods against the performance targets and consequently, a significant reduction in the number of shares that were probable to be issued as compared to December 31, 2019. As a result, for the three months ended March 31, 2020, the Company recognized a reduction in stock-based compensation expense of $73 million, which is included in "Personnel" expense in the Unaudited Consolidated Statement of Operations for the six months ended June 30, 2020. During the three months ended June 30, 2020, considering pre-COVID-19 performance and the significant effect of the COVID-19 pandemic on Company performance and consequently on the number of shares that were probable to be issued to employees, the Company modified the performance-based awards granted in 2018 (other than the performance-based awards granted to executive officers and certain other employees) to fix the number of shares to be issued, subject to other vesting conditions. As a result, the Company incurred an additional stock-based compensation expense of $11 million, which was recognized over the remaining requisite service period. During the three months ended March 31, 2021, the Company modified the performance-based awards granted in 2018 and 2019 to its executive officers, to fix the number of shares to be issued, subject to other vesting conditions. The modification, in the aggregate, resulted in additional stock-based compensation expense of $40 million, to be recognized over the remaining requisite service periods for the performance-based awards.

Restricted stock units and performance share units granted by the Company during the three and six months ended June 30, 2021 had an aggregate grant-date fair value of $10 million and $378 million, respectively.  Restricted stock units and performance share units that vested during the three and six months ended June 30, 2021 had an aggregate fair value at vesting of $24 million and $377 million, respectively. At June 30, 2021, there was $610 million of estimated total future stock-based compensation expense related to unvested restricted stock units and performance share units to be recognized over a weighted-average period of 2.1 years. At June 30, 2021, there was $39 million of estimated total future stock-based compensation expense related to unvested stock options to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units

The Company makes broad-based grants of restricted stock units that generally vest during a period of one- to three-years, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability.
The following table summarizes the activity of restricted stock units for employees and non-employee directors during the six months ended June 30, 2021:

Restricted Stock Units	Shares	Weighted-average Grant-date Fair Value
Unvested at December 31, 2020	305,959	$1,697

Granted	123,939	$2,275
Vested	(110,550)	$1,789
Forfeited	(25,308)	$1,836
Unvested at June 30, 2021	294,040	$1,895

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
The following table summarizes the activity of performance share units for employees during the six months ended June 30, 2021:

Performance Share Units	Shares	Weighted-average Grant-date Fair Value
Unvested at December 31, 2020	84,478	$1,930

Granted (1)	42,173	$2,287
Vested	(55,426)	$1,999
Performance shares adjustment (2)	44,449	$2,125
Forfeited	(6,649)	$1,773
Unvested at June 30, 2021	109,025	$2,123
(1) Excludes 12,251 performance share units awarded during the six months ended June 30, 2021 for which the grant date under Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation, has not yet been established. Amongst other conditions, for the grant date to be established, a mutual understanding is required to be reached between the Company and the employee of the key terms and conditions of the award, including the performance targets. The performance targets for each of the annual performance periods under the award are set at the beginning of the respective year.
(2) Probable outcome for performance-based awards is updated based upon changes in actual and forecasted operating results or expected achievement of performance goals, as applicable, and the impact of modifications.

The following table summarizes the estimated vesting, as of June 30, 2021, of performance share units granted in 2021, 2020 and 2019, net of forfeiture and vesting since the respective grant dates:

Performance Share Units, by grant year	2021(1)	2020	2019
Shares probable to be issued	63,934	11,752	33,339
Shares not subject to the achievement of minimum performance thresholds	28,506	—	33,339
Shares that could be issued if maximum performance thresholds are met	63,934	18,080	62,251
(1) Excludes performance share units awarded during the six months ended June 30, 2021 for which the grant date under ASC 718 has not yet been established as disclosed above.
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

The following table summarizes the activity for stock options during the six months ended June 30, 2021:

Employee Stock Options	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-average Remaining Contractual Term (in years)
Balance, December 31, 2020	152,746	$1,401	$126	9.3
Exercised	(3,491)	$1,248
Forfeited	(10,677)	$1,411
Balance, June 30, 2021	138,578	$1,405	$109	8.7
Exercisable at June 30, 2021	1,394	$767	$2	2.1

The aggregate intrinsic value of employee stock options exercised during the six months ended June 30, 2021 and 2020 was $4 million and $14 million, respectively.

4.                                      NET (LOSS) INCOME PER SHARE

The Company computes basic net (loss) income per share by dividing net (loss) income applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share is based upon the weighted-average number of common and common equivalent shares outstanding during the period.

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted net (loss) income per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted-average number of basic common shares outstanding	41,054	40,922	41,014	41,007
Weighted-average dilutive stock options, restricted stock units and performance share units	—	73	—	—
Weighted-average number of diluted common and common equivalent shares outstanding	41,054	40,995	41,014	41,007

For the three and six months ended June 30, 2021, 301,950 and 352,790 potential common shares, respectively, and for the three and six months ended June 30, 2020, 334,251 and 165,870 potential common shares, respectively, related to stock options, restricted stock units, performance share units and convertible senior notes were excluded from the calculation of diluted net (loss) income per share because their effect would have been anti-dilutive for the respective period.

5.                                      INVESTMENTS

The following table summarizes, by major security type, the Company's investments at June 30, 2021 (in millions):

	Cost	Gross Unrealized Gains /Upward Adjustments	Gross Unrealized Losses /Downward Adjustments	Carrying Value
Short-term investments:
Debt securities:
Trip.com Group convertible debt securities	$500	$1	$—	$501

Long-term investments:
Investments in private companies:
Debt securities	$200	$126	$—	$326
Equity securities	66	—	—	66
Other long-term investments:
Debt securities:
Trip.com Group convertible debt securities	25	—	(1)	24
Equity securities	963	3,040	(100)	3,903
Total	$1,254	$3,166	$(101)	$4,319

The following table summarizes, by major security type, the Company's investments at December 31, 2020 (in millions):

	Cost	Gross Unrealized Gains/Upward Adjustments	Gross Unrealized Losses/Downward Adjustments	Carrying Value
Short-term investments:
Debt securities:
Trip.com Group convertible debt securities	$500	$1	$—	$501

Long-term investments:
Investments in private companies:
Debt securities	$200	$—	$—	$200
Equity securities	552	3	(100)	455
Other long-term investments:
Debt securities:
Trip.com Group convertible debt securities	25	—	(1)	24
Equity securities	463	2,617	—	3,080
Total	$1,240	$2,620	$(101)	$3,759

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

Investments in equity securities include equity securities with readily determinable fair values and equity securities without readily determinable fair values. Equity securities with readily determinable fair values are reported at estimated fair value with changes in fair value recognized in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations. The Company also holds investments in equity securities of private companies, over which the Company does not have the ability to exercise significant influence or control. The Company elected to measure these investments at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

During the six months ended June 30, 2020, the Company realized $2.2 billion in cash from the sales and maturities of its investments in government and corporate debt securities.

Investments in Trip.com Group

At June 30, 2021, the Company had $525 million invested in convertible senior notes issued at par value by Trip.com Group including $25 million six-year convertible senior notes issued in September 2016 and $500 million ten-year convertible senior notes issued in December 2015. The $500 million convertible senior notes include a put option allowing the Company, at its option, to require a prepayment in cash from Trip.com Group at the end of the sixth year of the note. The $500 million convertible senior notes were classified as "Short-term investments" in the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020 as the Company expects to exercise the put option and redeem the investment.

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

During the six months ended June 30, 2020, the Company sold its entire investment in Trip.com Group American Depositary Shares ("ADSs"), with a cost basis of $655 million, for $525 million. "Other income (expense), net" in the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2020 includes a net realized gain of $17 million and a net realized loss of $201 million, respectively, related to the sale of Trip.com Group ADSs.

Investment in Meituan

In 2017, the Company invested $450 million in preferred shares of Meituan, the leading e-commerce platform for local services in China. The investment has been converted to ordinary shares and classified as equity securities with readily determinable fair values since Meituan's initial public offering in 2018. The investment had a fair value of $3.3 billion and $3.1 billion at June 30, 2021 and December 31, 2020, respectively, which is included in "Long-term investments" in the Consolidated Balance Sheets. Net unrealized gains of $234 million and $263 million for the three and six months ended June 30, 2021, respectively, and net unrealized gains of $813 million and $732 million for the three and six months ended June 30, 2020, respectively, related to this investment, are included in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations. As of August 3, 2021, the market price of Meituan's shares decreased by 34% as compared to the market price on June 30, 2021.

Investment in DiDi Global Inc.
In 2018, the Company invested $500 million in preferred shares of DiDi Global Inc. ("DiDi"). In June 2021, DiDi completed its initial public offering of ADSs, with four ADSs representing one Class A ordinary share. In connection with the initial public offering, the Company entered into a lock-up agreement with the underwriters. The lock-up agreement expires in December 2021 and restricts the sale, transfer or disposal by other means of the Company's investment in DiDi. Prior to DiDi's initial public offering, the investment was measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment issued by DiDi. As a result of DiDi's initial public offering, the investment was converted to Class A ordinary shares and classified as equity securities with readily determinable fair values. The investment had a fair value of $555 million at June 30, 2021, which is included in "Long-term investments" in the Company's Consolidated Balance Sheet. The Company recorded an unrealized gain of $155 million in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2021. As of August 3, 2021, the market price of DiDi's ADSs decreased by 29% as compared to the market price on June 30, 2021.

During the three months ended March 31, 2020, the Company recognized an impairment charge of $100 million to the investment due to the impact of the COVID-19 pandemic (see Note 1) that resulted in an adjusted carrying value of $400 million at each of March 31, 2020, December 31, 2020 and March 31, 2021 (see Note 6).

Investments in Private Companies
Equity Securities without Readily Determinable Fair Values

The Company had $66 million and $552 million invested in equity securities of private companies at June 30, 2021 and December 31, 2020, respectively, including $51 million invested in Yanolja Co., Ltd. ("Yanolja"). These investments are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer and are included in "Long-term investments" in the Company's Consolidated Balance Sheets. The investment balance at December 31, 2020 includes the Company's investment in DiDi, which was reclassified as equity securities with readily determinable fair values as a result of DiDi's initial public offering in June 2021 as disclosed above.

In July 2021, Yanolja announced the completion of a new round of funding into the company. The transaction was completed at a valuation significantly higher than the valuation related to the carrying amount of the Company's investment in Yanolja.

Debt Securities

The Company had $200 million invested in preferred shares of Grab Holdings Inc. ("Grab"), with an estimated fair value of $326 million and $200 million at June 30, 2021 and December 31, 2020, respectively (see Note 6). The investment in Grab is classified as a debt security for accounting purposes and categorized as available-for-sale. The preferred shares are convertible to ordinary shares at the Company’s option and are mandatorily convertible upon an initial public offering. The preferred shares also contain a redemption feature that can be exercised by the Company after certain points of time. The investment is reported at estimated fair value in "Long-term investments" in the Company's Consolidated Balance Sheets, with the aggregate unrealized gains and losses, net of tax, reflected in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets.

In April 2021, Grab announced its intention to pursue a public listing of its shares in the U.S. through a merger with Altimeter Growth Corp. (“Altimeter”) (the "Grab Transaction"). The transaction is subject to certain closing conditions, including, the effectiveness of the relevant registration statement filed with the SEC and the approval of Altimeter and Grab shareholders. In connection with the proposed transaction, the Company has entered into a voting support and lock-up agreement with Grab. The voting support and lock-up agreement, among other things, restricts the sale or transfer of certain of the Company's shares in Grab for specified periods.

6.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value at June 30, 2021 are classified in the categories described in the table below (in millions):

	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
ASSETS:
Cash equivalents and restricted cash equivalents:
Money market fund investments	$10,766	$—	$—	$10,766
Time deposits and certificates of deposit	52	—	—	52
Short-term investments:
Trip.com Group convertible debt securities	—	501	—	501
Long-term investments:
Investments in private companies:
Debt securities	—	—	326	326
Other long-term investments:
Trip.com Group convertible debt securities	—	24	—	24
Equity securities	3,903	—	—	3,903
Derivatives:
Foreign currency exchange derivatives	—	7	—	7
Total assets at fair value	$14,721	$532	$326	$15,579

LIABILITIES:
Foreign currency exchange derivatives	$—	$12	$—	$12

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
(1) At March 31, 2020, the investment in DiDi was written down to its estimated fair value of $400 million, resulting in an impairment charge of $100 million (see Note 5).

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

Rollforward of Level 3 Fair Value Measurements

The following table summarizes the fair value adjustments for debt securities measured using significant unobservable inputs (level 3) (in millions):

	For the Six Months Ended June 30,
	2021	2020(1)
Balance, beginning of year	$200	$250
Unrealized gains included in accumulated other comprehensive loss(2)	126	—
Balance, end of period	$326	$250

(1) The Company recognized an unrealized loss of $20 million during the three months ended March 31, 2020 and an unrealized gain of $20 million during the three months ended June 30, 2020 related to the investment in Grab.

(2) The unrealized gains are recorded in “Accumulated other comprehensive loss” in the Consolidated Balance Sheet.

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

Investments in private companies measured using Level 3 inputs

The Company’s investments measured using Level 3 inputs primarily consist of preferred stock investments in privately-held companies that are classified as either debt securities or equity securities without readily determinable fair values. Fair values of privately held securities are estimated using a variety of valuation methodologies, including both market and income approaches. The Company has used valuation techniques appropriate for the type of investment and the information available about the investee as of the valuation date to determine fair value. Recent financing transactions in the investee, such as new investments in preferred stock, are generally considered the best indication of the enterprise value and therefore used as a basis to estimate fair value.  As applicable, the Company also considers publicly disclosed information for certain merger transactions (not yet consummated), including those involving special purpose acquisition companies. However, based on a number of factors, such as the proximity in timing to the valuation date or the volume or other terms of these financing transactions, the Company may also use other valuation techniques to supplement this data, including the income approach. In addition, an option-pricing model (“OPM”) is utilized to allocate value to the various classes of securities of the investee, including the class owned by the Company.  In certain situations, the current value method ("CVM") is utilized to allocate value to the various classes of equity based on their as-converted values. The OPM and CVM include assumptions around the investees' expected time to liquidity and volatility.

The Company's investment in Grab, which is classified as a debt security for accounting purposes, had an estimated fair value of $326 million and $200 million at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, the Company measured this investment using Level 3 inputs and management's estimates that incorporate current market participant expectations of future cash flows alongside the Grab Transaction value and other relevant information.

To estimate the fair value of Grab, the Company used a relative weighting of 60% market approach using the Grab Transaction value and 40% income approach. The market approach uses the Grab Transaction value and an estimated discount for the lack of marketability. The key unobservable inputs used include the volatility (65%) and an estimated time to liquidity of six months. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on a company’s weighted-average cost of capital, and is adjusted to reflect the risks inherent in its cash flows. The key unobservable inputs and ranges used include the weighted-average cost of capital (12.0%-14.5%), terminal earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple (12x-14x), volatility (60%-70%) and an estimated time to liquidity of one year. Significant changes in any of these inputs in isolation would result in significantly different fair value measurements. Generally, a change in the assumption used for terminal EBITDA multiples would result in a directionally similar change in the fair value and a change in the assumption used for weighted-average cost of capital or volatility would result in a directionally opposite change in the fair value.
The determination of the fair value of Grab, inclusive of the consideration of the Grab Transaction value, reflects numerous assumptions that are subject to various risks and uncertainties, including the timing of when the transaction will be completed. The Grab Transaction is subject to certain closing conditions, including, the effectiveness of the relevant registration statement filed with the SEC and the approval of Altimeter and Grab shareholders.

For the investment in the equity securities of DiDi, considering the impact of the COVID-19 pandemic (see Note 1), the Company performed an impairment analysis as of March 31, 2020 that resulted in an adjusted carrying value of $400 million at each of March 31, 2020, December 31, 2020 and March 31, 2021. As a result of DiDi's initial public offering in June 2021, the Company reclassified its DiDi investment as equity securities with readily determinable fair values at June 30, 2021 (see Note 5).

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

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations. The Company mitigates these risks by following established risk management policies and procedures, including the use of derivatives. The Company enters into foreign currency forward contracts to hedge its exposure to the impact of movements in foreign currency exchange rates on its transactional balances denominated in currencies other than the functional currency. In periods prior to the second quarter of 2020, the Company also entered into foreign currency derivative contracts to hedge translation risks from short-term foreign currency exchange rate fluctuations for the Euro, British Pound Sterling and certain other currencies versus the U.S. Dollar. Since the first quarter of 2020, the Company has not entered into such derivative instruments as the impact of the COVID-19 pandemic on the Company’s operating results are highly uncertain. The Company does not use derivatives for trading or speculative purposes. As of June 30, 2021 and December 31, 2020, the Company did not designate any foreign currency exchange derivatives as hedges for accounting purposes.

The Company reports the fair values of its derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets in "Other current assets" and "Accrued expenses and other current liabilities", respectively. Unless designated as hedges for accounting purposes, gains and losses resulting from changes in the fair values of derivative instruments are recognized in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations in the period that the changes occur and cash flow impacts, if any, are classified within "Net cash provided by (used in) operating activities" in the Unaudited Consolidated Statements of Cash Flows.

The table below provides estimated fair values and notional amounts of foreign currency exchange derivatives outstanding at June 30, 2021 and December 31, 2020 (in millions). The notional amount of a foreign currency forward contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheets.

	June 30, 2021	December 31, 2020
Estimated fair value of derivative assets	$7	$9
Estimated fair value of derivative liabilities	$12	$7

Notional amount:
Foreign currency purchases	$729	$898
Foreign currency sales	$1,101	$839

The effect of foreign currency exchange derivatives recorded in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gains (losses) on foreign currency exchange derivatives	$1	$(8)	$(8)	$(31)

Derivatives designated as cash flow hedges

In March 2021, the Company entered into reverse treasury lock agreements with certain financial institutions, with an aggregate notional amount of $1.8 billion and expiration date of March 31, 2021, to hedge the risk of changes in the cash flows related to the planned redemption, in April 2021, of the Senior Notes due April 2025 (the "April 2025 Notes") and the Senior Notes due April 2027 (the "April 2027 Notes") attributable to changes in the underlying U.S. treasury notes' interest rates. The Company designated the reverse treasury lock agreements as cash flow hedges. As of March 31, 2021, the Company recognized unrealized losses of $15 million in "Accumulated other comprehensive loss" in the Consolidated Balance Sheet. In April 2021, the Company settled the reverse treasury lock agreements for an aggregate amount of $15 million and also redeemed the April 2025 Notes and the April 2027 Notes. The cash flows related to the reverse treasury lock agreements are classified within "Net cash (used in) provided by financing activities" in the Unaudited Consolidated Statement of Cash Flows. During the three months ended June 30, 2021, the Company reclassified the losses on the cash flow hedges from "Accumulated other comprehensive loss" in the Consolidated Balance Sheet to "Other income (expense), net" in the Unaudited Consolidated Statement of Operations, concurrently with the recognition of the losses upon early extinguishment of the April 2025 Notes and the April 2027 Notes (see Note 9).

Other Financial Assets and Liabilities

At June 30, 2021 and December 31, 2020, the Company's cash consisted of bank deposits. Cash equivalents principally include money market fund investments, time deposits and certificates of deposit. Other financial assets and liabilities, including restricted cash, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair values because of the short-term nature of these items. Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Note 9 for the estimated fair value of the Company's outstanding senior notes and Note 5 for information related to an embedded derivative associated with the $25 million Trip.com Group convertible notes issued in 2016.

Goodwill

See Note 8 for nonrecurring fair value measurements related to the goodwill impairment test.

7.     ACCOUNTS RECEIVABLE AND OTHER FINANCIAL ASSETS

Accounts receivable in the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020 includes receivables from customers of $973 million and $510 million, respectively, and receivables from marketing affiliates of $29 million and $32 million, respectively. The remaining balance principally relates to receivables from third-party payment processors. The Company’s receivables are short-term in nature. In addition, the Company had prepayments to certain customers of $82 million and $107 million included in "Prepaid expenses, net" and $37 million and $45 million included in "Other assets, net" in the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, respectively. The amounts mentioned above are stated on a gross basis, before deducting the allowance for expected credit losses.

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

The following table summarizes the activity of the allowance for expected credit losses on receivables (in millions):

	Six Months Ended June 30,
	2021	2020
Balance, beginning of year	$166	$49
Provision charged to earnings	11	241
Write-offs and adjustments	(82)	(11)
Foreign currency translation adjustments	(3)	3
Balance, end of period	$92	$282

The allowance for expected credit losses on receivables includes a portion of the amounts related to refunds paid or payable to certain travelers without a corresponding estimated expected recovery from the travel service providers, primarily due to the impact of the COVID-19 pandemic (see Note 2).  For the six months ended June 30, 2021 and 2020, the Company recorded a reduction in revenue of $6 million and $58 million, respectively, for such refunds, which is included in "Provision charged to earnings" in the table above.

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

	Six Months Ended June 30,
	2021	2020
Balance, beginning of year	$55	$6
Provision charged to expense	1	50
Write-offs and adjustments	(2)	—
Balance, end of period	$54	$56

8.                                      GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

A substantial portion of the Company's intangible assets and goodwill relates to the acquisitions of OpenTable and KAYAK.
Goodwill
The Company tests goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company tests goodwill at a reporting unit level.  The Company’s annual goodwill impairment tests are performed as of September 30.
Due to the significant and negative financial impact of the COVID-19 pandemic (see Note 1), the Company performed an interim period goodwill impairment test at March 31, 2020 and recognized a goodwill impairment charge of $489 million related to the OpenTable and KAYAK reporting unit for the three months ended March 31, 2020, which is not tax-deductible. As of September 30, 2020, the Company performed its annual goodwill impairment test and recognized a goodwill impairment charge of $573 million for the same reporting unit for the three months ended September 30, 2020, which is not tax-deductible. No additional impairment indicators were identified as of June 30, 2021. The balance of goodwill as of June 30, 2021 and December 31, 2020 is net of cumulative impairment charges of $2.0 billion.
Intangible Assets and Other Long-lived Assets
The Company's intangible assets at June 30, 2021 and December 31, 2020 consist of the following (in millions):

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Supply and distribution agreements	$1,126	$(575)	$551	$1,136	$(552)	$584	3 - 20 years

Technology	175	(148)	27	174	(144)	30	2 - 7 years

Internet domain names	42	(37)	5	44	(37)	7	5 - 20 years

Trade names	1,820	(678)	1,142	1,824	(633)	1,191	4 - 20 years

Other intangible assets	2	(2)	—	2	(2)	—	Up to 15 years
Total intangible assets	$3,165	$(1,440)	$1,725	$3,180	$(1,368)	$1,812

Intangible assets are amortized on a straight-line basis.  Amortization expense was $41 million and $82 million for the three and six months ended June 30, 2021, respectively, and $42 million and $85 million for the three and six months ended June 30, 2020, respectively.
The Company reviews long-lived assets, including intangible assets and operating lease assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The assessment of possible impairment is based upon the ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related asset group. As of June 30, 2021, no impairment indicators were identified for the Company's long-lived assets.

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

The revolving credit facility provides for the issuance of up to $80 million of letters of credit as well as borrowings of up to $100 million on same-day notice, referred to as swingline loans. Other than swingline loans, which are available only in U.S. Dollars, borrowings and letters of credit under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility can be used for working capital and general corporate purposes, including acquisitions, share repurchases and debt repayments. At June 30, 2021 and December 31, 2020, there were no borrowings outstanding and $4 million of letters of credit issued under this revolving credit facility.

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

Outstanding Debt

Outstanding debt at June 30, 2021 consists of the following (in millions):

June 30, 2021	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current liabilities:
0.9% Convertible Senior Notes due September 2021	$1,000	$(5)	$995
0.8% (€1 billion) Senior Notes due March 2022	1,186	(1)	1,185
Total short-term debt	$2,186	$(6)	$2,180

Long-term debt:
2.15% (€750 million) Senior Notes due November 2022	$889	$(1)	$888
2.75% Senior Notes due March 2023	500	(1)	499
2.375% (€1 billion) Senior Notes due September 2024	1,186	(6)	1,180
3.65% Senior Notes due March 2025	500	(2)	498
0.1% (€950 million) Senior Notes due March 2025	1,126	(5)	1,121
0.75% Convertible Senior Notes due May 2025	863	(113)	750
3.6% Senior Notes due June 2026	1,000	(4)	996
1.8% (€1 billion) Senior Notes due March 2027	1,186	(3)	1,183
3.55% Senior Notes due March 2028	500	(2)	498
0.5% (€750 million) Senior Notes due March 2028	889	(5)	884
4.625% Senior Notes due April 2030	1,500	(11)	1,489
Total long-term debt	$10,139	$(153)	$9,986

Outstanding debt at December 31, 2020 consists of the following (in millions):

December 31, 2020	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current Liabilities:
0.9% Convertible Senior Notes due September 2021	$1,000	$(15)	$985
Long-term debt:
0.8% (€1 billion) Senior Notes due March 2022	$1,223	$(1)	$1,222
2.15% (€750 million) Senior Notes due November 2022	919	(4)	915
2.75% Senior Notes due March 2023	500	(1)	499
2.375% (€1 billion) Senior Notes due September 2024	1,223	(7)	1,216
3.65% Senior Notes due March 2025	500	(2)	498
4.1% Senior Notes due April 2025	1,000	(5)	995
0.75% Convertible Senior Notes due May 2025	863	(128)	735
3.6% Senior Notes due June 2026	1,000	(4)	996
1.8% (€1 billion) Senior Notes due March 2027	1,223	(2)	1,221
4.5% Senior Notes due April 2027	750	(5)	745
3.55% Senior Notes due March 2028	500	(2)	498
4.625% Senior Notes due April 2030	1,500	(11)	1,489
Total long-term debt	$11,201	$(172)	$11,029

Fair Value of Debt

At June 30, 2021 and December 31, 2020, the estimated fair value of the outstanding debt was approximately $13.6 billion and $14.0 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period. The estimated fair value of the Company's debt in excess of the outstanding principal amount primarily relates to the conversion premium on the Convertible Senior Notes and the outstanding Senior Notes issued in April 2020.

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

Description of Convertible Senior Notes

In April 2020, the Company issued $863 million aggregate principal amount of Convertible Senior Notes due May 2025 with an interest rate of 0.75% (the "May 2025 Notes"). The Company paid $19 million in debt issuance costs during the year ended December 31, 2020 related to this offering. The May 2025 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $1,886.44 per share. The May 2025 Notes are convertible, at the option of the holder, prior to November 1, 2024, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the May 2025 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the May 2025 Notes in an aggregate value ranging from $0 to $235 million depending upon the date of the transaction and the then current stock price of the Company. Starting on November 1, 2024, holders will have the right to convert all or any portion of the May 2025 Notes, regardless of the Company's stock price. The May 2025 Notes may not be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the May 2025 Notes for cash in certain circumstances. Interest on the May 2025 Notes is payable on May 1 and November 1 of each year. At June 30, 2021, the if-converted value of the May 2025 Notes exceeded the aggregate principal amount by $184 million.

In August 2014, the Company issued $1.0 billion aggregate principal amount of Convertible Senior Notes due September 2021 with an interest rate of 0.9% (the "September 2021 Notes"). The Company paid $11 million in debt issuance costs during the year ended December 31, 2014 related to this offering. The September 2021 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $2,055.50 per share. The September 2021 Notes are convertible, at the option of the holder, prior to September 15, 2021, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 150% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the September 2021 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the September 2021 Notes in an aggregate value ranging from $0 to $375 million depending upon the date of the transaction and the then current stock price of the Company. Since June 15, 2021, holders have had the right to convert all or any portion of the September 2021 Notes, regardless of the Company's stock price. The September 2021 Notes may not be redeemed by the Company prior to maturity.  The holders may require the Company to repurchase the September 2021 Notes for cash in certain circumstances. Interest on the September 2021 Notes is payable on March 15 and September 15 of each year. At June 30, 2021, the if-converted value of the September 2021 Notes exceeded the aggregate principal amount by $117 million.

In May 2013, the Company issued $1.0 billion aggregate principal amount of Convertible Senior Notes due June 15,

2020, with an interest rate of 0.35% (the "June 2020 Notes"). In June 2020, in connection with the maturity of the outstanding June 2020 Notes, the Company paid $1.0 billion to satisfy the aggregate principal amount due and paid an additional $245 million in satisfaction of the conversion value in excess of the principal amount.

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

Based on the closing price of the Company's common stock for the prescribed measurement periods for the three months ended June 30, 2021 and December 31, 2020, the contingent conversion thresholds on the September 2021 Notes and the May 2025 Notes were not exceeded. The May 2025 Notes were not convertible at the option of the holder at June 30, 2021 and December 31, 2020. The September 2021 Notes became convertible at the option of the holder starting on June 15, 2021 and the principal amount is required to be paid in cash. The Company reclassified the equity component in the amount of $5 million at June 30, 2021, from additional paid-in-capital to convertible debt in the mezzanine section in the Company's Consolidated Balance Sheet.

The following table summarizes the interest expenses and weighted-average effective interest rates related to the convertible senior notes (in millions, except for interest rates). The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Coupon interest expense	$4	$4	$8	$7
Amortization of debt discount and debt issuance costs	10	17	24	29
Total interest expense	$14	$21	$32	$36

Weighted-average effective interest rate	3.5%	3.2%	3.7%	3.3%

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

In March 2021, the Company delivered notices to the holders of the April 2025 Notes and the April 2027 Notes for the redemption, on April 3, 2021, of all the outstanding notes at the respective redemption prices determined as per the indenture governing the Notes, plus accrued and unpaid interest to, but not including the redemption date. In April 2021, the Company paid $1.1 billion and $868 million to redeem the April 2025 Notes and the April 2027 Notes, respectively. In addition, the Company paid the applicable accrued and unpaid interest. In the Unaudited Consolidated Statements of Operations for the three and six months ending June 30, 2021, the Company recorded a loss, before tax, of $242 million on the early extinguishment of these Senior Notes, being the difference between the carrying value of the Notes and the amount paid for their redemption.

Other senior notes, including the Senior Notes issued in March 2021, had a total carrying value of $10.4 billion and $10.3 billion at June 30, 2021 and December 31, 2020, respectively. Debt discount and debt issuance costs are amortized using the effective interest rate method over the period from the origination date through the stated maturity date.  The following table summarizes the information related to other senior notes outstanding at June 30, 2021:

Other Senior Notes	Date of Issuance	Effective Interest Rate (1)	Timing of Interest Payments
0.8% Senior Notes due March 2022	March 2017	0.94%	Annually in March
2.15% Senior Notes due November 2022	November 2015	2.27%	Annually in November
2.75% Senior Notes due March 2023	August 2017	2.88%	Semi-annually in March and September
2.375% Senior Notes due September 2024	September 2014	2.54%	Annually in September
3.65% Senior Notes due March 2025	March 2015	3.76%	Semi-annually in March and September
0.1% Senior Notes due March 2025	March 2021	0.30%	Annually in March
3.6% Senior Notes due June 2026	May 2016	3.70%	Semi-annually in June and December
1.8% Senior Notes due March 2027	March 2015	1.86%	Annually in March
3.55% Senior Notes due March 2028	August 2017	3.63%	Semi-annually in March and September
0.5% Senior Notes due March 2028	March 2021	0.63%	Annually in March
4.625% Senior Notes due April 2030	April 2020	4.72%	Semi-annually in April and October
(1) Represents the coupon interest rate adjusted for deferred debt issuance costs, premiums or discounts existing at the origination of the debt.

The following table summarizes the interest expenses related to other senior notes (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Coupon interest expense	$60	$70	$138	$110
Amortization of debt discount and debt issuance costs	4	2	6	4
Total interest expense	$64	$72	$144	$114

The Company designates certain portions of the aggregate principal value of the Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. For the six months ended June 30, 2021 and 2020, the carrying value of the portion of Euro-denominated debt, designated as a net investment hedge, ranged from $2.5 billion to $2.8 billion and from $1.8 billion to $3.2 billion, respectively. The foreign currency transaction gains or losses on the Euro-denominated debt that is designated as a hedging instrument for accounting purposes are recorded in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument are recognized in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations.

10.                                      TREASURY STOCK

At June 30, 2021 and December 31, 2020, the Company had a total remaining authorization of $10.4 billion to repurchase its common stock under a program authorized by the Company's Board of Directors in 2019 to repurchase up to $15.0 billion of the Company's common stock. The Company has not repurchased any shares since March 2020 under this authorization and does not intend to initiate any repurchases under this authorization until it has better visibility into the shape and timing of a recovery from the COVID-19 pandemic. See Note 9 for a description of the impact of the 2020 credit facility amendment on the Company's ability to repurchase shares. Additionally, the Board of Directors has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities during the three and six months ended June 30, 2021 and 2020 (in millions, except for shares, which are reflected in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	—	$—	—	$—	—	$—	601	$1,122
General authorization for shares withheld on stock award vesting	4	9	2	4	68	155	79	133
Total	4	$9	2	$4	68	$155	680	$1,255

For the six months ended June 30, 2021 and 2020, the Company remitted employee withholding taxes of $150 million and $132 million, respectively, to the tax authorities, which is different from the aggregate cost of the shares withheld for taxes for each period due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Unaudited Consolidated Statements of Cash Flows.

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

The Company's effective tax rates for the three and six months ended June 30, 2021 were (311.7)% and 30.3%, respectively, compared to 41.4% and (12.4)% for the three and six months ended June 30, 2020, respectively. The Company's 2021 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below), partially offset by higher international tax rates and certain non-deductible expenses. The Company's 2020 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the non-deductible goodwill impairment charge related to OpenTable and KAYAK, certain non-deductible expenses relative to lower world-wide earnings and the valuation allowance recorded against the deferred tax asset generated from the impairment of a long-term investment, partially offset by the benefit of the Netherlands Innovation Box Tax and U.S. state tax benefits.

The Company incurred a pre-tax loss and recorded an income tax provision during the three months ended June 30, 2021, which resulted in a negative effective tax rate. The difference in the Company’s effective tax rate for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, is primarily due to higher international tax rates and certain non-deductible expenses, partially offset by an increase in the benefit of the Netherlands Innovation Box Tax and a decrease in discrete U.S. tax expense related to unrealized gains on equity securities.

The Company incurred a pre-tax loss and recorded an income tax provision during the six months ended June 30, 2020, which resulted in a negative effective tax rate. The difference in the Company’s effective tax rate for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, is primarily due to higher international tax rates and certain non-deductible expenses, partially offset by an increase in the benefit of the Netherlands Innovation Box Tax and a decrease in discrete U.S. tax expense related to unrealized gains on equity securities. In addition, the effective tax rate for the six months ended June 30, 2020 reflected the non-deductible goodwill impairment charge related to OpenTable and KAYAK.

During the three and six months ended June 30, 2021, a majority of the Company's income, and during the three and six months ended June 30, 2020, a portion of the Company's income was reported in the Netherlands, where Booking.com is based. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") for periods beginning on or after January 1, 2021 rather than the Dutch statutory rate of 25%. Previously, the Innovation Box Tax rate had been 7%. A portion of Booking.com's earnings during the three and six months ended June 30, 2021 and 2020 qualified for Innovation Box Tax treatment, which had a beneficial impact on the Company's effective tax rates for these periods.

The aggregate amount of unrecognized tax benefits for all matters at June 30, 2021 and December 31, 2020 was $102 million and $84 million, respectively. The unrecognized tax benefits, if recognized, would impact the effective tax rate. As of June 30, 2021 and December 31, 2020, total gross interest and penalties accrued was $32 million and $31 million, respectively. The majority of these unrecognized tax benefits are included in "Other long-term liabilities" and "Other assets, net" in the Consolidated Balance Sheets.

12.                                      CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The tables below present the changes in the balances of accumulated other comprehensive loss ("AOCI") by component for the three and six months ended June 30, 2021 and 2020 (in millions):

	Foreign currency translation adjustments					Unrealized losses on cash flow hedges(1)			Net unrealized gains (losses) on available-for-sale securities			Total AOCI, net of tax
	Foreign currency translation		Net investment hedges (2)		Total, net of tax	Before tax	Tax	Total, net of tax	Before tax	Tax	Total, net of tax
	Before tax	Tax (3)	Before tax	Tax

Three Months Ended June 30, 2021
Balance, March 31, 2021	$(106)	$51	$(75)	$11	$(119)	$(15)	$4	$(11)	$2	$(32)	$(30)	$(160)

Other comprehensive income (loss) ("OCI") before reclassifications	24	(1)	(20)	5	8	—	—	—	128	(30)	98	106
Amounts reclassified to net income (4)	—	—	—	—	—	15	(4)	11	—	—	—	11
OCI for the period	24	(1)	(20)	5	8	15	(4)	11	128	(30)	98	117
Balance, June 30, 2021	$(82)	$50	$(95)	$16	$(111)	$—	$—	$—	$130	$(62)	$68	$(43)

Six Months Ended June 30, 2021
Balance, December 31, 2020	$11	$47	$(184)	$37	$(89)	$—	$—	$—	$3	$(32)	$(29)	$(118)

OCI before reclassifications	(93)	3	89	(21)	(22)	(15)	4	(11)	127	(30)	97	64
Amounts reclassified to net income (4)	—	—	—	—	—	15	(4)	11	—	—	—	11
OCI for the period	(93)	3	89	(21)	(22)	—	—	—	127	(30)	97	75
Balance, June 30, 2021	$(82)	$50	$(95)	$16	$(111)	$—	$—	$—	$130	$(62)	$68	$(43)

	Foreign currency translation adjustments					Unrealized losses on cash flow hedges(1)			Net unrealized (losses) gains on available-for-sale securities			Total AOCI, net of tax
	Foreign currency translation		Net investment hedges (2)		Total, net of tax	Before tax	Tax	Total, net of tax	Before tax	Tax	Total, net of tax
	Before tax	Tax (3)	Before tax	Tax

Three Months Ended June 30, 2020
Balance, March 31, 2020	$(314)	$58	$60	$(20)	$(216)	$—	$—	$—	$(97)	$(29)	$(126)	$(342)

OCI before reclassifications	65	—	(43)	10	32	—	—	—	73	(11)	62	94
Amounts reclassified to net income (4)	—	—	—	—	—	—	—	—	—	15	15	15
OCI for the period	65	—	(43)	10	32	—	—	—	73	4	77	109
Balance, June 30, 2020	$(249)	$58	$17	$(10)	$(184)	$—	$—	$—	$(24)	$(25)	$(49)	$(233)

Six Months Ended June 30, 2020
Balance, December 31, 2019	$(186)	$54	$(2)	$(5)	$(139)	$—	$—	$—	$(7)	$(45)	$(52)	$(191)

OCI before reclassifications	(63)	4	19	(5)	(45)	—	—	—	(21)	6	(15)	(60)
Amounts reclassified to net income (4)	—	—	—	—	—	—	—	—	4	14	18	18
OCI for the period	(63)	4	19	(5)	(45)	—	—	—	(17)	20	3	(42)
Balance, June 30, 2020	$(249)	$58	$17	$(10)	$(184)	$—	$—	$—	$(24)	$(25)	$(49)	$(233)
(1)       Relates to the reverse treasury lock agreements entered in March 2021 that were designated as cash flow hedges and settled in April 2021 (see Note 6).
(2)         Net investment hedges balance at June 30, 2021 and earlier dates presented above, includes accumulated net losses from fair value adjustments of $35 million ($53 million before tax) associated with previously settled derivatives that were designated as net investment hedges. The remaining balances relate to foreign currency transaction gains (losses) and related tax benefits (expenses) associated with the Company's Euro-denominated debt that is designated as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries (see Note 9).
(3)         The tax benefits relate to foreign currency translation adjustments to the Company's one-time deemed repatriation tax liability recorded at December 31, 2017 and foreign earnings for periods after December 31, 2017 that are subject to U.S. federal and state income tax, resulting from the enactment of the U.S. Tax Cuts and Jobs Act (the "Tax Act").
(4)         The reclassified losses before tax are included in "Other income (expense), net" and the related reclassified tax benefits are included in "Income tax expense (benefit)" in the Unaudited Consolidated Statements of Operations. The cost of marketable debt securities sold is determined using a first-in and first-out method. For the three and six months ended June 30, 2020, the amounts reclassified to net income include a tax expense of $15 million related to the maturity in May 2020 of the Company's investment of $250 million in Trip.com Group convertible notes. The tax expense is included in "Income tax expense (benefit)" in the Unaudited Consolidated Statements of Operations.

13.                                      COMMITMENTS AND CONTINGENCIES

Competition and Consumer Protection Reviews

At times, online platforms, including online travel platforms, have been the subject of investigations or inquiries by various national competition authorities ("NCAs") or other governmental authorities regarding competition law matters, consumer protection issues or other areas of concern. The Company is or has been involved in many such investigations. For example, the Company has been and continues to be involved in investigations related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates, conditions or availability that are at least as favorable as those offered to other online travel companies ("OTCs") or through the accommodation provider's website. To resolve and close certain of the investigations, the Company has from time to time made commitments to the investigating authorities regarding future business practices or activities. For example, Booking.com has made commitments to several NCAs, including agreeing to narrow the scope of its parity clauses, in order to resolve parity-related investigations. These investigations can also result in fines and the Company had accrued liabilities of $22 million and

$23 million, for potential fines associated with its contractual parity arrangements, included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively. In addition, in September 2017, the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland and the investigation is ongoing. If there is an adverse outcome and Booking.com is unsuccessful in any appeal, Booking.com could be required to reduce its commissions in Switzerland. Some authorities are reviewing the online hotel booking sector more generally through market inquiries and the Company cannot predict the outcome of such inquiries or any resulting impact on its business, results of operations, cash flows or financial condition.

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

Tax Matters

French tax authorities conducted audits of Booking.com for the years 2003 through 2012 and years 2013 through 2015 and currently are conducting an audit for the years 2016 through 2018. In December 2015, the French tax authorities issued Booking.com assessments for unpaid income and value added taxes ("VAT") related to tax years 2006 through 2012 for approximately 356 million Euros ($403 million), the majority of which represents penalties and interest. The assessments assert that Booking.com had a permanent establishment in France. In December 2019, the French tax authorities issued an additional assessment of 70 million Euros ($83 million), including interest and penalties, for the 2013 tax year asserting that

Booking.com had taxable income attributable to a permanent establishment in France. The French tax authorities also have issued assessments totaling 39 million Euros ($47 million), including interest and penalties, for certain tax years between 2011 and 2015 on Booking.com's French subsidiary asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com in the Netherlands. As a result of a formal demand from the French tax authorities for payment of the amounts assessed against Booking.com for the years 2006 through 2012, in January 2019, the Company paid the assessments of approximately 356 million Euros ($403 million) in order to preserve its right to contest those assessments in court. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent the Company prevails. In December 2019 and October 2020, the Company initiated court proceedings with respect to certain of the assessments. Although the Company believes that Booking.com has been, and continues to be, in compliance with French tax law, and the Company is contesting the assessments, during the three months ended September 30, 2020, the Company contacted the French tax authorities regarding the potential to achieve resolution of the matter through a settlement. After assessing several potential outcomes and potential settlement amounts and terms, an unrecognized tax benefit in the amount of 50 million Euros ($59 million) was recorded during the year ended December 31, 2020, of which the majority was included as a partial reduction to the tax payment recorded in "Other assets, net" in the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020. In December 2020, the French Administrative Court (Conseil d’Etat) delivered a decision in the "ValueClick" case that could have an impact on the outcome in the Company's case. After considering the potential adverse impact of the new decision on the potential outcomes for the Booking.com assessments, the Company currently estimates that the reasonably possible loss related to VAT is approximately 20 million Euros ($24 million). Additional assessments could result when the French tax authorities complete the outstanding audits.

For the periods 2016 through 2018, Italian tax authorities are reviewing Booking.com's transfer pricing policies and for the years 2013 through 2019, whether Booking.com is subject to VAT. In December 2018, December 2019 and March 2021, the Italian tax authorities issued assessments on Booking.com's Italian subsidiary for approximately 48 million Euros ($56 million) for the 2013 tax year, 58 million Euros ($69 million) for the 2014 tax year, and 31 million Euros ($37 million) for the 2015 tax year, respectively, asserting that its transfer pricing policies were inadequate. The Company believes that Booking.com has been, and continues to be, in compliance with Italian tax law. In September 2020, the Italian tax authorities approved the opening of a Mutual Agreement Procedure (“MAP”) between Italy and the Netherlands for the 2013 tax year and in March 2021 suspended the court proceedings underway for the 2014 tax year upon the Company's request for the opening of a MAP for 2014 as well. The Company intends to request similar MAP proceedings be opened for the 2015 tax year and for any subsequent open tax years for which Booking.com’s Italian subsidiary receives transfer pricing related income tax assessments from the Italian tax authorities. Based on the possibility of the Italian assessments for 2013 and 2014 being settled through the MAP process, and after considering potential resolution amounts, a net unrecognized tax benefit amount of 4 million Euros ($5 million) was recorded during the year ended December 31, 2020. Based on the Company’s expectation that the Italian assessment for 2015 and any transfer pricing assessments received for subsequent open years will be settled through the MAP process, and after considering potential resolution amounts, an additional net unrecognized tax benefit of 13 million Euros ($16 million) has been recorded during the six months ended June 30, 2021. In December 2019, the Company paid 10 million Euros ($11 million) as a partial prepayment of the 2013 assessment to avoid any collection enforcement from the Italian tax authorities pending the appeal phase of the case. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent that the Company prevails. Similar to the partial prepayment for 2013, the Company expects to be required to make prepayment deposits or provide bank guarantees equal to one third of the interest and taxes for the 2014 and 2015 assessments to avoid any collection enforcement from the Italian tax authorities pending the MAP proceedings. A total of 5 million Euros ($6 million) of the net unrecognized tax benefits recorded during the six months ended June 30, 2021 and the year ended December 31, 2020 has been included as a partial reduction to the tax payment recorded in "Other assets, net" in the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020. In June 2021, the investigative arm of the Italian tax authorities issued a Tax Audit Report for the 2013 through 2019 Italian VAT audit. While the Tax Audit Report does not constitute a formal tax assessment, it recommends that an assessment of 154 million Euros ($182 million), plus interest and penalties, should be made on Booking.com BV for VAT related to commissions charged to certain Italian accommodation providers. The Company believes that Booking.com has been, and continues to be, in compliance with Italian and EU VAT laws and the Company has not recorded any liability in connection with the Tax Audit Report. It is unclear what further actions, if any, the Italian authorities will take with respect to the VAT audit for the periods 2013 through 2019 or the income tax audit for the periods 2016 through 2018. Such actions could include closing the investigations, assessing Booking.com additional taxes and/or imposing interest, fines, penalties or criminal proceedings.

In addition, Turkish tax authorities have asserted that Booking.com has a permanent establishment in Turkey and have issued tax assessments for the years 2012 through 2018 for approximately 789 million Turkish Lira ($91 million), which includes interest and penalties through June 30, 2021. The Company believes that Booking.com has been, and continues to be, in compliance with Turkish tax law, and the Company is contesting these assessments. The Company has not recorded a liability in connection with these assessments.

As a result of an internal review of tax policies and positions at one of the Company's smaller subsidiaries in 2018, the Company identified two issues related to the application of certain non-income-based tax laws to that subsidiary's business. At June 30, 2021 and December 31, 2020, the Company had accrued $59 million related to these travel transaction taxes, based on the Company's estimate of the probable travel transaction tax owed for the prior periods, including interest and penalties, as applicable. The related expenses are included in "General and administrative" expense in the Unaudited Consolidated Statements of Operations. The Company currently estimates that the reasonably possible loss related to these matters in excess of the amount accrued is approximately $20 million. To the extent the Company determines that the probable taxes owed related to these matters exceed what has already been accrued or new issues are identified, the Company may need to accrue additional amounts, which could adversely affect the Company’s business, results of operations, financial condition and cash flows.

From time to time, the Company is involved in other tax-related audits, investigations or proceedings, which could relate to income taxes, value-added taxes, sales taxes, employment taxes, etc. For example, the Company is subject to legal proceedings in the United States related to travel transaction taxes (e.g., hotel occupancy taxes, sales taxes, etc.). In May 2021, Clark County, Nevada filed a suit against the Company and other third-party OTCs alleging an underpayment of hotel occupancy taxes. The Company believes that the tax laws at issue do not apply to the services it provides, and, therefore, that it does not owe the taxes alleged to be owed. Although the Company intends to defend itself against the lawsuit, if there was an adverse outcome in this litigation, it could result in liabilities for past and/or future bookings, and it is unknown whether the liability would include interest, penalties, punitive damages and/or attorney’s fees and costs. At this early stage the Company cannot reasonably estimate the amount of any potential loss or range of loss.

Any taxes or other assessments in excess of the Company's current tax provisions, whether in connection with the foregoing or otherwise (including the resolution of any tax proceedings), could have a materially adverse impact on the Company's results of operations, cash flows and financial condition.

Other Matters

Beginning in 2014, Booking.com received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) (“BPF”) claiming that Booking.com is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which Booking.com is currently participating. BPF instituted legal proceedings against Booking.com and in 2016 the District Court of Amsterdam rejected all of BPF’s claims. BPF appealed the decision to the Court of Appeal, and, in May 2019, the Court of Appeal also rejected all of BPF’s claims, in each case by ruling that Booking.com does not meet the definition of a travel intermediary for purposes of the mandatory pension scheme. BPF then appealed to the Netherlands Supreme Court. In April 2021, the Supreme Court overturned the previous decision of the Court of Appeal and held that Booking.com meets the definition of a travel intermediary for the purposes of the mandatory pension scheme. The Supreme Court ruled only on the qualification of Booking.com as a travel intermediary for the purposes of the mandatory pension scheme, and did not rule on the various other defenses brought forward by the Company against BPF's claims. The Supreme Court referred the matter to another Court of Appeal that will have to assess the other defenses brought forward by the Company if BPF were to proceed with the litigation. The Company intends to pursue a number of defenses in any subsequent proceedings and may ultimately prevail in whole or in part. While the Company continues to believe that Booking.com is in compliance with its pension obligations and that the Court of Appeal could ultimately rule in favor of Booking.com, given the Supreme Court’s decision, the Company believes it is probable that it has incurred a loss related to this matter. The Company is not able to reasonably estimate a loss or a range of loss because there are significant factual and legal questions yet to be determined in any subsequent proceedings. As a result, as of June 30, 2021, the Company has not recorded a liability in connection with a potential adverse ultimate outcome to this litigation. However, if Booking.com were to ultimately lose and all of BPF’s claims were to be accepted (including with retroactive effect to 1999), the Company estimates that as of June 30, 2021, the maximum loss, not including any potential interest or penalties, would be approximately $316 million. Such estimated potential loss increases as Booking.com continues not to contribute to the BPF and depends on Booking.com's applicable employee compensation after June 30, 2021.

From time to time the Company notifies data protection authorities in various jurisdictions in accordance with its obligations under applicable data protection regulations, including its notification obligations of certain incidental and accidental personal data security incidents to the Dutch data protection authority in accordance with the E.U. General Data Protection Regulation. Although the Company believes it has fulfilled its data protection regulatory obligations including those to the Dutch data protection authority, should any data protection authority decide these incidents were the result of inadequate technical and organizational security measures, such authority could decide to impose a fine. While the Company believes that any fine imposed on it relating to such obligations would be immaterial, the Company estimates that if a fine were imposed by the Dutch data protection authority, it could range from a de minimis amount to 20 million Euros ($24 million) per incident, depending on the Dutch data protection authority’s evaluation of the facts and circumstances associated with the incident after investigation.

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

Building Construction

In September 2016, the Company signed a turnkey agreement to construct an office building for Booking.com's future headquarters in the Netherlands for 270 million Euros ($321 million). Upon signing this agreement, the Company paid 43 million Euros ($48 million) for the acquired land-use rights, which was included in "Operating lease assets" in the Consolidated Balance Sheets. In addition, since signing the turnkey agreement the Company has made several progress payments principally related to the construction of the building, which are included in "Property and equipment, net" in the Consolidated Balance Sheets. As of June 30, 2021, the Company had a remaining obligation of 33 million Euros ($39 million) related to the turnkey agreement. The remaining obligation will be paid through mid-2022, when the Company anticipates construction will be complete.

In addition to the turnkey agreement, the Company has a remaining obligation at June 30, 2021 to pay 69 million Euros ($82 million) over the remaining initial term of the acquired land lease, which expires in 2065. The Company has made and will continue to make additional capital expenditures to fit out and furnish the office space. At June 30, 2021, the Company had 32 million Euros ($38 million) of outstanding commitments to vendors to fit out and furnish the office space.
Other Contractual Obligations

In 2018, the Company entered into an agreement to sign a future lease for office space in Manchester, United Kingdom for the future headquarters of Rentalcars.com, whereby the Company's obligation to execute the lease is conditional upon the lessor completing certain activities. Under the 2018 agreement, it was anticipated that upon completion of the required activities by the lessor, the lease would be executed and commence for a term of approximately 13 years with a lease payments obligation of approximately 65 million British Pounds Sterling ($89 million), excluding lease incentives. The required activities are being completed and the terms and conditions of the lease are being finalized. The Company expects the lease to commence during the three months ending September 30, 2021. In addition to its obligations under the lease, the Company will also make capital expenditures to fit out and furnish the office space.

14.                                      RESTRUCTURING AND OTHER EXIT COSTS

In response to the reduction in the Company's business volumes as a result of the impact of the COVID-19 pandemic (see Note 1), during the year ended December 31, 2020, the Company took actions at all its brands to reduce the size of its workforce across more than 60 countries to optimize efficiency and reduce costs. As part of these actions, the Company engaged in consultations, with its employees, works councils, employee representatives and other relevant organizations related to the reductions in force in certain countries (including the Netherlands and the United Kingdom), which have substantially concluded as of December 31, 2020. These consultations resulted in the Company executing either voluntary leaver schemes or involuntary reductions in force, or, in some countries, a combination of the two. The Company completed the vast majority of announcements to affected employees by December 2020. During the six months ended June 30, 2021, the Company approved and communicated the final portion of workforce reductions in the Netherlands, France and several other countries.

During the three and six months ended June 30, 2021, the Company recorded expenses of $1 million and $9 million, respectively, for the restructuring actions, which are included in "Restructuring and other exit costs" in the Unaudited Consolidated Statements of Operations. These expenses are primarily cash-based and consist of employee severance and other termination benefits, and other costs. During the six months ended June 30, 2021, the Company made payments of $36 million. Noncash restructuring expenses and other adjustments to the restructuring liability during the six months ended June 30, 2021 were $3 million. At June 30, 2021 and December 31, 2020, restructuring liabilities of $7 million and $37 million, respectively, are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

As of June 30, 2021, the Company estimates that it will record additional restructuring and other exit costs of approximately $10 million, related to lease and contract terminations and employee severance and other termination benefits, in the remainder of 2021, with $4 million recorded thereafter. This estimate may change as the Company finalizes the execution of its cost reduction plans. The Company’s evaluation of various alternative courses of action related to certain other leases and contract terminations and modifications is still in progress and the Company may incur additional costs resulting from such actions.

15.                                      GOVERNMENT GRANTS AND OTHER ASSISTANCE

Certain governments passed legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid. During the year ended December 31, 2020 and the three months ended March 31, 2021, the Company participated in several of these programs and recognized, in the aggregate, government grants and other assistance benefits of $131 million, principally recorded as a reduction of "Personnel" expense in the Consolidated Statement of Operations for the respective periods. As of March 31, 2021, the Company had a receivable of $28 million for payments expected to be received for the programs where it had met the qualifying requirements.

In June 2021, the Company announced its intention to voluntarily return assistance received through various government aid programs and, for the three and six months ended June 30, 2021, the Company recorded expenses of $137 million in the Unaudited Consolidated Statements of Operations, principally in “Personnel” expense, to reflect the return of such assistance. The Company repaid $86 million of assistance in June 2021 and recorded a liability of approximately $21 million, as of June 30, 2021 for the amount that the Company expects to repay during 2021. The previously recorded receivable for payments expected to be received was also written off in June 2021. Subsequent to June 30, 2021, the Company repaid an additional $19 million.

During the three and six months ended June 30, 2020, the Company recognized government grants and other assistance benefit of $100 million.

16.                                      OTHER INCOME (EXPENSE), NET
The components of other income (expense), net included the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Interest and dividend income	$4	$12	$8	$44
Net gains on equity securities (1)	391	835	427	528
Impairment of investment (1)	—	—	—	(100)
Foreign currency transaction (losses) gains	(41)	(58)	47	(27)
Loss on early extinguishment of debt (2)	(242)	—	(242)	—
Other (3)	(16)	—	(13)	(5)
Other income (expense), net	$96	$789	$227	$440
(1) See Note 5 for additional information related to the net gains on equity securities and impairment of investment.
(2) See Note 9 for additional information related to the loss on early extinguishment of debt.
(3) The amounts for the three and six months ended June 30, 2021 include losses on reverse treasury lock agreements which were designated as cash flow hedges (see Note 6).

17.                                      OTHER

Unaudited Consolidated Statements of Cash Flows: Additional Information

Restricted cash and cash equivalents at June 30, 2021 and December 31, 2020 principally relates to the minimum cash requirement for the Company's travel-related insurance business. The following table reconciles cash and cash equivalents and restricted cash and cash equivalents reported in the Consolidated Balance Sheets to the total amounts shown in the Unaudited Consolidated Statements of Cash Flows (in millions):

	June 30, 2021	December 31, 2020
	(Unaudited)
As included in the Consolidated Balance Sheets:
Cash and cash equivalents	$11,231	$10,562
Restricted cash and cash equivalents included in "Other current assets"	21	20
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Consolidated Statements of Cash Flows	$11,252	$10,582
During the six months ended June 30, 2021, the Company prepaid Netherlands income taxes of 149 million Euros ($175 million), which is included in "Other current assets" in the Consolidated Balance Sheet at June 30, 2021.
Noncash investing activity related to additions to property and equipment was $24 million and $16 million for the six months ended June 30, 2021 and 2020, respectively.

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

Trends

In response to the outbreak of the novel strain of the coronavirus, COVID-19 (the "COVID-19 pandemic"), as well as subsequent outbreaks driven by new variants of COVID-19, many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions, bans and advisories, instructions to residents to practice social distancing, curfews, quarantine advisories, including quarantine restrictions after travel in certain locations, shelter-in-place orders, required closures of non-essential businesses and additional restrictions on businesses as part of re-opening plans. These government mandates have had a significant adverse effect on many of the partners on whom our business relies, including hotels and other accommodation providers, airlines and restaurants, as well as on our workforce, operations and consumers. The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in travel and restaurant activities and consumer demand for related services as compared to 2019 levels. Our financial results and prospects are almost entirely dependent on the sale of travel-related services. Our results for the year ended December 31, 2020 and six months ended June 30, 2021 were materially and negatively impacted, with a material decline in gross travel bookings, room nights booked, total revenues, net income and cash flow from operations as compared to the year ended December 31, 2019 and six months ended June 30, 2019. Accommodation room nights, which include the impact of cancellations ("room nights"), declined rapidly as the COVID-19 pandemic spread in the first quarter and the beginning of the second quarter of 2020, but then steadily improved through the end of the second quarter and into the summer travel period in the third quarter of 2020. However, in the fourth quarter of 2020, we saw an increased decline in room nights, due in part to increased COVID-19 case counts and reimposed or additional government-imposed travel restrictions, particularly in Europe, some of which continued to remain in place during the six months ended June 30, 2021. In spite of these travel restrictions, room night trends improved in the first quarter of 2021, driven by domestic travel (travelers booking a stay within their own country) in Europe and the United States. In Europe, the improvement in room nights was driven by bookings for travel expected to occur later in the year, as many government-imposed travel restrictions remained in place in the first quarter of 2021. The United States had positive room night growth in the first quarter of 2021 as compared to the first quarter of 2019.

Room nights declined 26% in the second quarter of 2021 relative to the second quarter of 2019, which was an improvement of about 28 percentage points from the room night decline in the first quarter of 2021 relative to the first quarter of 2019. The comparison of the second quarter of 2021 to the second quarter of 2019 avoids the distortion created from comparing to the second quarter of 2020, which was the first quarter that was fully impacted by the COVID-19 pandemic. This improvement in trends in the second quarter of 2021 was driven by domestic travel (travelers booking a stay within their own country) and international travel (travelers booking a stay outside of their own country), primarily in Europe as well as continued improvement in domestic travel in the United States. The growth of international bookings in Europe was mainly driven by bookings within the European region. In Europe, we saw an increase in vaccination rates and the easing of many government-imposed travel restrictions towards the end of the second quarter, which helped drive positive room night growth in the month of June compared to the same period in 2019. The United States had strong room night growth in the second quarter of 2021 as compared to the second quarter of 2019.

While it is encouraging that the rate of vaccination distribution is increasing throughout the world, many countries in Asia, Africa, South America and other parts of the world have made slower progress. In the second quarter of 2021, the Delta variant of COVID-19, which is a variant first discovered in India, became the dominant strain in many countries. Many reports indicate that although existing COVID-19 vaccines appear to be mostly effective against the Delta variant, it is more transmissible than other variants and has led certain authorities to reimpose mask requirements and other restrictions, including in countries that have widely distributed vaccines. We believe that as effective vaccines become more widely distributed, people will increasingly feel it is safe to travel again and government restrictions will be relaxed, although the timing remains uncertain.

From April 2020 through the first quarter of 2021, we saw a substantial increase versus 2019 in the share of room nights booked for domestic travel while room nights booked for international travel remained very limited. However, during the second quarter of 2021 we saw an improvement in room nights booked for international travel, and the share of room nights booked for domestic travel of about 75% in the second quarter of 2021 decreased as compared to the first quarter of 2021. Since the second quarter of 2020, we have seen an increase in the share of our room nights booked on a mobile device versus 2019. Also, we have seen an increase in the share of room nights booked for alternative accommodation properties for the year ended December 31, 2020 and six months ended June 30, 2021, as compared to the year ended December 31, 2019 and six months ended June 30, 2019. In addition, we have observed an improvement in cancellation rates since the high in April 2020, though we have seen periods of elevated cancellation rates typically coinciding with newly imposed or reimposed travel restrictions. The cancellation rate in the second quarter of 2021 was at comparable levels as the second quarter of 2019.

Our revenue decline in the second quarter of 2021, as compared to the second quarter of 2019, was more significant than our room night decline due primarily to timing of booking versus travel as a portion of the room nights booked in the second quarter of 2021 are related to expected travel in subsequent quarters, which is when we expect to recognize the associated revenue. While we have seen signs of a recovery in travel demand in certain parts of the world including the United States and Europe, we continue to expect that our business will be adversely impacted by surges of COVID-19 case counts, including those driven by variants of COVID-19, as well as any government-imposed travel restrictions in reaction to COVID-19 outbreaks, which could remain a risk for an extended period of time.

In July 2021, room nights declined about 22% relative to July 2019, which compares to a 13% decline in June 2021 relative to June 2019. The modest sequential worsening of room night declines in July relative to June was primarily driven by booking trends in Europe, where we have recently seen increasing COVID case counts as well as some newly imposed travel and leisure restrictions in the region. Given the recent additional uncertainty around COVID cases as a result of the spread of the more transmissible Delta variant, we cannot accurately predict the level of room night declines in the third quarter of 2021 relative to the third quarter of 2019. We expect that the decline in gross bookings in the third quarter of 2021 relative to the third quarter of 2019 will be several percentage points less than the decline in room nights due to increases in accommodation ADRs and flight bookings, which benefit gross bookings. We also expect that revenues as a percentage of gross bookings in the third quarter of 2021 will be about the same as it was in the third quarter of 2019. In addition, we currently expect that we will experience an operating profit in the third quarter of 2021.

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

In response to the reduction in our business volumes as a result of the impact of the COVID-19 pandemic, during the year ended December 31, 2020, we took actions at all of our brands to reduce the size of our workforce to optimize efficiency and reduce costs, which we expect will result in annualized cost savings of approximately $370 million in personnel-related expenses. Restructuring expenses of $1 million and $9 million were recorded during the three and six months ended June 30, 2021, respectively, and included in “Restructuring and other exit costs” in the Unaudited Consolidated Statements of Operations. As of June 30, 2021, we estimate that we will record additional restructuring and other exit costs of approximately $10 million, related to lease and contract terminations and employee severance and other termination benefits, in the remainder of 2021, with $4 million recorded thereafter (see Note 14 to our Unaudited Consolidated Financial Statements). Our headcount decreased 22% year-over-year as of June 30, 2021, primarily due to the restructuring activities and attrition.

Certain governments passed legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid. We participated in several of these programs, including the Netherlands' wage subsidy program and the United Kingdom's job retention scheme. In June 2021, we announced our intention to voluntarily return assistance received through various government aid programs and, for the three and six months ended June 30, 2021, we recorded expenses of $137 million in the Unaudited Consolidated Statements of Operations, principally in “Personnel” expense, to reflect the return of such assistance. In June 2021, we repaid $86 million of assistance, recorded a liability of approximately $21 million, as of June 30, 2021, for the amount that we expected to repay during 2021 and wrote off a previously recorded receivable for payments expected to be received for government aid programs where we met the qualifying requirements. As of March 31, 2021, we had a receivable of $28 million for such payments. Subsequent to June 30, 2021, we repaid an additional $19 million. While not all such funds have been returned yet, we are working with various governments to voluntarily make repayments. See Part II, Item 1A, Risk Factors - "Participation in government stimulus programs may negatively impact our business, operations and/or reputation." In addition, certain governments have extended support for the travel and tourism industry through special programs whereby discounts are extended to travelers through travel service providers or through travel agents for reservations facilitated by them.

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

We are a global business, and online travel growth rates vary across the world depending on numerous factors, including local and regional economic conditions, individual disposable income, access to the internet and adoption of e-commerce. Over the last several years, and prior to the COVID-19 pandemic, online travel growth rates had generally slowed in markets such as North America and Europe where online activity was high and consumers had been engaging in e-commerce transactions for many years, while online travel growth rates remained relatively high in markets such as Asia-Pacific where incomes were rising more quickly and the increased availability and use of mobile devices had accelerated the growth of internet usage and travel e-commerce transactions. Over the long term, we expect the broader global economy and online travel market to recover from the COVID-19 pandemic, and following the recovery of the travel industry to the level of pre-COVID-19 pandemic demand, we would expect online travel growth rates will slow as markets continue to mature. However, we believe that the opportunity to grow our business beyond pre-COVID-19 pandemic levels exists for the markets in which we operate, including in both mature and less mature markets. Further, we believe that this opportunity for growth exists because we provide significant value to travel service providers of all types, regardless of size or geography, due to our global reach and marketing expertise, which enables them to reach a broader audience of potential customers.

Historically, our growth has primarily been generated by the worldwide accommodation reservation business of Booking.com, which is our most significant brand, and has been due, in part, to the availability of a large number of properties through Booking.com. Booking.com included approximately 2,385,000 properties on its website at June 30, 2021, consisting of approximately 432,000 hotels, motels and resorts and approximately 1,953,000 homes, apartments and other unique places to stay, compared to approximately 2,574,000 properties (including approximately 469,000 hotels, motels and resorts and approximately 2,105,000 homes, apartments, and other unique places to stay) at June 30, 2020. Booking.com categorizes properties listed on its website as either (a) hotels, motels and resorts, which groups together more traditional accommodation types (including hostels and inns), or (b) homes, apartments and other unique places to stay, also referred to as alternative accommodations, which encompasses all other types of accommodations, including bed and breakfasts, villas, apart-hotels and beyond.

We intend to continue to improve the accommodation choices available for reservation on our platforms, however, the number of accommodations on our platforms may vary in part as a result of removing accommodations from time to time. At June 30, 2021, we saw a year-over-year decrease in the number of properties on Booking.com’s website, as compared to June 30, 2020, driven by an elevated number of accommodations removed from the platform due primarily to the properties not providing availability on our platforms, property closures, or non-payment of invoices. We may see further accommodation removals in the future, however, at June 30, 2021, we saw a sequential increase in the number of properties on Booking.com’s website as compared to March 31, 2021. During the second quarter of 2021, we also saw the lowest quarterly number of properties removed from Booking.com’s website since the onset of the COVID-19 pandemic.

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

Our markets are also subject to rapidly changing conditions, including technological developments, consumer behavior changes, regulatory changes and travel service provider consolidation. We expect these trends to continue. For example, we have experienced a significant shift of both direct and indirect business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. In addition, the revenue earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay, have lower accommodation average daily rates ("ADRs") and are not made as far in advance. We have observed a higher share of our room nights made on a mobile device in the first and second quarters of 2021, as compared to the first and second quarters of 2019. For more detail regarding the competitive trends and risks we face, see Part II, Item 1A, Risk Factors - "Intense competition could reduce our market share and harm our financial performance." and "Consumer adoption and use of mobile devices creates challenges and may enable device companies such as Google and Apple to compete directly with us." and "We may not be able to keep up with rapid technological or other market changes."

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

We experienced a meaningful decline in constant-currency accommodation ADRs in 2020 due to the COVID-19 pandemic. However, in the second quarter of 2021 our global ADRs increased, as compared to the second quarter of 2019, due in part to changes in the geographical mix of our business driven primarily by stronger room night performance in North America, which is a high ADR region, and weaker room night performance in Asia, which is a low ADR region. In addition, our global ADRs in the second quarter of 2021, as compared to the second quarter of 2019, benefited from higher ADRs in North America and Europe. The higher ADRs in North America were driven by high levels of demand for beach oriented leisure destinations. The higher ADRs in Europe were driven by a higher mix of bookings for the summer travel period in Western Europe, which are high ADR bookings. Prior to the COVID-19 outbreak, we observed a trend of declining constant-currency accommodation ADRs. We believe the trend of declining ADRs, observed prior to the outbreak, was partially driven by the negative impact of the changing geographical mix of our business (e.g., lower ADR regions like Asia-Pacific were generally growing faster than higher ADR regions like Western Europe and North America) as well as pricing pressures within local markets from time to time which resulted from competitive conditions, weakening economic conditions or changes in travel patterns. These declining ADR trends have resulted in and could in the future result in our gross bookings declining more than our room nights. As the travel market recovers from the impact of the COVID-19 pandemic, we expect travel industry ADRs generally to increase and, as a result, we expect our ADRs similarly to increase during the recovery, however, it is uncertain whether industry ADRs will improve at the same pace as travel demand. In addition, we expect the ADR trends we observed before the COVID-19 pandemic will generally resume after the recovery, which would negatively pressure our ADRs, but there could be periods of stable or increasing ADRs.

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Historically, our marketing expenses increased significantly, however, we experienced more moderate growth rates in recent years, and since the COVID-19 pandemic, our marketing expenses have declined significantly. Our marketing expense is comprised of performance marketing and brand marketing expenses. Our performance marketing expense, which represents a substantial majority of our marketing expense, is primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our platforms. Our brand marketing expense is primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook), online display advertising and other brand marketing. Total marketing expenses were $1.0 billion, $0.2 billion, and $1.4 billion for the three months ended June 30, 2021, 2020, and 2019, respectively, and $1.4 billion, $1.1 billion, and $2.6 billion for the six months ended June 30, 2021, 2020, and 2019, respectively. We expect that our marketing expenses in 2021 will remain below 2019 levels, but higher than 2020 levels.

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

We have observed a long-term trend of decreasing performance marketing returns on investment ("ROIs"), however, in recent years, we observed periods of stable or increasing ROIs. During the first several months of the COVID-19 pandemic, we experienced large year-over-year declines in ROIs driven by a significant increase in cancellation rates. However, we have observed increases in ROIs in the first and second quarters of 2021 relative to the first and second quarters of 2019 and 2020. Although we have seen recent improvement in ROI trends, we expect volatility in our ROIs for the duration of the pandemic. When evaluating our performance marketing spend, we typically consider several factors for each channel, such as the customer experience on the advertising platform, the incrementality of the traffic we receive and the anticipated repeat rate from a particular platform, as well as other factors. Given the elevated cancellation rates during the COVID-19 pandemic, our performance marketing spend is highly influenced by expected cancellation rates in addition to the other factors listed above. The amount of business we obtain through each performance marketing channel is impacted by numerous factors, including the level of consumer demand for travel, bidding decisions by us and our competitors (including decisions to optimize performance marketing ROIs) and the marketing efforts and success of those channels to attract consumers and generate demand. See Part II, Item 1A, Risk Factors - "We rely on marketing channels to generate a significant amount of traffic to our platforms and grow our business." and "Our business could be negatively affected by changes in online search and meta-search algorithms and dynamics or traffic-generating arrangements."

In 2019, our cancellation rates generally decreased, which benefited our marketing efficiency and results of operations. Since the COVID-19 pandemic we have experienced unprecedented increases in cancellation rates, which negatively impacted our marketing efficiency and results of operations. For example, increased cancellations, especially early in the pandemic, have resulted in increased customer service costs, as well as higher than normal cash outlays to refund consumers for prepaid reservations. However, in the second and third quarters of 2020, we saw a steady improvement in cancellation rates, which trended towards levels that we observed in 2019. In the fourth quarter of 2020, we saw a reversal of the improving cancellation rate trend. In the first quarter of 2021, we again started to see improvements in cancellation rate trends. The improvement in cancellation rate trends continued in the second quarter of 2021, with cancellation rates in line with the second quarter of 2019. We expect to continue to see volatility in cancellation rates due to any resurgences of the pandemic leading to reinstituted or additional travel restrictions, shelter-in-place rules and reduced willingness to travel. Further, in the first and second quarters of 2021, a higher share of our room nights booked with flexible cancellation policies, as compared to the first and second quarters of 2019 and 2020, which could result in higher than normal cancellation rates in future quarters.

Perceived or actual adverse economic conditions, including slow, slowing or negative economic growth, high or rising unemployment rates, inflation and weakening currencies, and concerns over government responses such as higher taxes or tariffs and reduced government spending have impaired and could, in the future, impair consumer spending and adversely affect travel demand. We expect the lingering concerns of consumers around the safety of traveling as well as reduced discretionary incomes could negatively impact leisure travel demand for an extended period of time. Further, political uncertainty, conditions or events, such as the variety of measures implemented by many governments around the world to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, curfews, quarantine advisories, including quarantine restrictions after travel in certain locations, shelter-in-place orders, required closures of non-essential businesses and additional restrictions on businesses as part of reopening plans can also negatively affect consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates, increased cancellation rates and weaker trends in ADRs across many regions of the world, particularly in those countries that appear to be most affected by economic and political uncertainties, which we believe are due at least in part to these macro-economic conditions and concerns. For more detail, see Part II, Item 1A, Risk Factors - "The COVID-19 pandemic has materially adversely affected, and may further adversely impact, our business and financial performance." and "Declines or disruptions in the travel industry could adversely affect our business and financial performance."

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

As noted earlier, our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. As a result, both the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars are affected by foreign currency exchange rate changes.  For example, total revenues from our international operations increased by 7% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, but, without the impact of changes in foreign currency exchange rates, increased year-over-year on a constant-currency basis by approximately 3%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. We designate certain portions of the aggregate principal value of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. Foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations (see Notes 6 and 9 to our Unaudited Consolidated Financial Statements). Such foreign currency transaction gains or losses are dependent on the amount of net assets of the Euro functional currency subsidiaries, the amount of the Euro-denominated debt that is designated as a hedge and fluctuations in foreign currency exchange rates. For more information, see Part II, Item 1A, Risk Factors - "We are exposed to fluctuations in foreign currency exchange rates."

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

Many taxing authorities are increasingly focused on ways to increase tax revenues and have targeted large multinational technology companies in these efforts.  As a result, many countries and some U.S. states have implemented or are considering the adoption of a digital services tax or similar tax that imposes a tax on revenue earned from digital advertisements or the use of online platforms, even when there is no physical presence in the jurisdiction.  Currently, rates for this tax range from 1.5% to 10% of revenue deemed generated in the jurisdiction. The digital services taxes currently in effect, which we record in "General and administrative" expense in the Unaudited Consolidated Statements of Operations, have negatively impacted our results of operations and if many other jurisdictions pass similar legislation, the collective impact of all of these measures could have a materially adverse impact on our results of operations and cash flows. While the Organisation for Economic Co-operation and Development’s recently announced Inclusive Framework could impact digital services taxes, the final form of this Framework is not yet agreed and the details of its impact on digital services taxes globally is not yet known. For more information, see Part II, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities."

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

For several years, we experienced an expansion of the booking window (the average time between the booking of a travel reservation and when the travel begins), which impacts the relationship between our gross bookings (recognized at the time of booking) and our revenues (recognized at the time of check-in).  However, we saw a contraction of the booking window throughout 2018 and 2019. Due to the impact of the COVID-19 pandemic on our booking trends, we saw an initial expansion in the booking window in the second quarter of 2020 versus the comparable prior-year period as an increased percentage of bookings were made for travel occurring in the third quarter of 2020. However, in the third and fourth quarters of 2020, we saw a significant contraction of the booking window versus the comparable prior-year period as an increased percentage of bookings were made for travel that was to occur close to the time of booking. In the first and second quarters of 2021 we continued to see a contraction of the booking window as compared to the first and second quarters of 2019 and 2020. The contraction in the second quarter of 2021 as compared to the second quarter of 2019 was less significant than the contraction in the first quarter of 2021 as compared to the first quarter of 2019. We expect that the length of the booking window will be volatile and difficult to predict throughout the duration of the COVID-19 pandemic, and potentially for some time thereafter. Future changes in the length of the booking window will affect the degree to which our gross bookings and revenues occur in the same period and, as a result, whether our gross bookings growth rates and revenue growth rates converge or diverge.

In addition, the date on which certain holidays (e.g., Easter and Ramadan) fall can have an impact on our quarterly results and our quarterly year-over-year growth rates. Due to the similar timing of Easter in April 2021 and April 2020, the timing of the Easter holiday did not have a meaningful impact on our year-over-year growth rates in the first and second quarters of 2021.

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

The extent of the effects of the COVID-19 pandemic on our business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments. While we have seen signs of a recovery in travel demand in certain parts of the world including the United States and Europe, we continue to expect that our business will be adversely impacted by surges of COVID-19 case counts, including those driven by variants of COVID-19, as well as any government-imposed travel restrictions in reaction to COVID-19 outbreaks, which could remain a risk for an extended period of time. Over the long term, we intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve long-term operating results, even if those expenditures create pressure on operating margins. In recent years, we have experienced pressure on operating margins as we invested in initiatives to drive future growth. We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, acquisitions. We believe competitive pressure to innovate will encompass a wider range of services and technologies, including services and technologies that may be outside of our historical core business, and our ability to keep pace may slow. Potential competitors, such as emerging start-ups, may be able to innovate and focus on developing a particularly new product or service faster than we can or may foresee consumer need for new services or technologies before us. Some of our larger competitors or potential competitors have more resources or more established or diversified relationships with consumers than we do, and they could use these advantages in ways that could affect our competitive position, including by making acquisitions, entering or investing in travel reservation businesses, investing in research and development, and competing aggressively for highly-skilled employees. For example, because consumers often utilize other online services more frequently than online travel services, a competitor or potential competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost-effectively acquire customers for its online travel services than we can. Our goal is to grow revenue and achieve healthy operating margins in an effort to maintain profitability. The uncertain and highly competitive environment in which we operate makes the prediction of future results of operations difficult, and accordingly, we may not be able to return to the levels of revenue growth and profitability we experienced prior to the COVID-19 pandemic.

A variety of factors has made and may continue to make the attraction and retention of well-qualified employees more difficult. The competition for talent in our industry has intensified, including among established technology companies and startups. There is also competition for technology talent from companies that are transitioning to digital, with whom we did not historically compete for talent. The competition for talent is exacerbated by an increased willingness of certain companies to offer flexible and remote working policies, which expands the pool of candidates from which our competitors may attract talent. This could continue in the future due to other technology companies recruiting and hiring our employees, an actual or perceived slower pace of recovery of the travel industry as a result of the COVID-19 pandemic than other industries, and other factors beyond our control. If we do not succeed in attracting well-qualified employees, our business, our ability to grow and innovate, competitive position, reputation and results of operations would be adversely affected. The competition for talented employees has in the past and may in the future increase our personnel expenses for the acquisition and retention of talent, which may adversely affect our results of operations. We are unable to predict if there will be any significant and continuing impact on our workforce as a result of the COVID-19 pandemic. See Part II, Item 1A, Risk Factors - “We rely on the performance of highly skilled employees; and, if we are unable to retain or motivate key employees or attract, retain and motivate well-qualified employees, our business would be harmed.”

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

Valuation of Goodwill

A substantial portion of our goodwill relates to the acquisitions of OpenTable and KAYAK. We test goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test goodwill at a reporting unit level. Our annual goodwill impairment tests are performed as of September 30.

Due to the significant and negative financial impact of the COVID-19 pandemic (see Note 1 to our Unaudited Consolidated Financial Statements), we performed an interim period goodwill impairment test at March 31, 2020 and recognized a goodwill impairment charge of $489 million related to the OpenTable and KAYAK reporting unit for the three months ended March 31, 2020, which is not tax-deductible. As of September 30, 2020, we performed our annual goodwill impairment test and recognized a goodwill impairment charge of $573 million for the same reporting unit for the three months ended September 30, 2020, which is not tax-deductible. No additional impairment indicators were identified as of June 30, 2021.

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
Our investments measured using Level 3 inputs primarily consist of preferred stock investments in privately-held companies that are classified as either debt securities or equity securities without readily determinable fair values. Fair values of privately held securities are estimated using a variety of valuation methodologies, including both market and income approaches. We have used valuation techniques appropriate for the type of investment and the information available about the investee as of the valuation date to determine fair value. Recent financing transactions in the investee, such as new investments in preferred stock, are generally considered the best indication of the enterprise value and therefore used as a basis to estimate fair value. As applicable, we also consider publicly disclosed information for certain merger transactions (not yet consummated), including those involving special purpose acquisition companies. However, based on a number of factors, such as the proximity in timing to the valuation date or the volume or other terms of these financing transactions, we may also use other valuation techniques to supplement this data, including the income approach. In addition, an option-pricing model (“OPM”) is utilized to allocate value to the various classes of securities of the investee, including the class owned by us. In certain situations, the current value method ("CVM") is utilized to allocate value to the various classes of equity based on their as-converted values. The OPM and CVM include assumptions around the investees’ expected time to liquidity and volatility.
In April 2021, Grab announced its intention to pursue a public listing of its shares in the U.S. through a merger with Altimeter Growth Corp. (“Altimeter”) (the "Grab Transaction") (see Note 5 to our Unaudited Consolidated Financial Statements). Our investment in Grab, which is classified as a debt security for accounting purposes, had an estimated fair value of $326 million and $200 million at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, we measured this investment using Level 3 inputs and management's estimates that incorporate current market participant expectations of future cash flows alongside the Grab Transaction value and other relevant information.

To estimate the fair value of Grab, we used a relative weighting of 60% market approach using the Grab Transaction value and 40% income approach. The market approach uses the Grab Transaction value and an estimated discount for the lack of marketability. The key unobservable inputs used include the volatility (65%) and an estimated time to liquidity of six months. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on a company’s weighted-average cost of capital, and is adjusted to reflect the risks inherent in its cash flows. The key unobservable inputs and ranges used include the weighted-average cost of capital (12.0%-14.5%), terminal earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple (12x-14x), volatility (60%-70%) and an estimated time to liquidity of one year. Significant changes in any of these inputs in isolation would result in significantly different fair value measurements. Generally, a change in the assumption used for terminal EBITDA multiples would result in a directionally similar change in the fair value and a change in the assumption used for weighted-average cost of capital or volatility would result in a directionally opposite change in the fair value.
The determination of the fair value of Grab, inclusive of the consideration of the Grab Transaction value, reflects numerous assumptions that are subject to various risks and uncertainties, including the timing of when the transaction will be completed. The Grab Transaction is subject to certain closing conditions, including the effectiveness of the relevant registration statement filed with the SEC and the approval of Altimeter and Grab shareholders.

For our investment in the equity securities of DiDi Global Inc. ("DiDi"), considering the impact of the COVID-19 pandemic (see Note 1 to our Unaudited Consolidated Financial Statements), we performed an impairment analysis as of March 31, 2020 that resulted in an adjusted carrying value of $400 million at each of March 31, 2020, December 31, 2020 and March 31, 2021. As a result of DiDi's initial public offering in June 2021, we reclassified our DiDi investment as equity securities with readily determinable fair values at June 30, 2021.

Recent Accounting Pronouncements
See Note 1 to our Unaudited Consolidated Financial Statements for details, which is incorporated into this Item 2 by reference thereto.

Results of Operations
Three and Six Months Ended June 30, 2021 compared to the Three and Six Months Ended June 30, 2020

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

Room nights, rental car days and airline tickets reserved through our services for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
Room nights	157	28	457.5%	257	152	68.4%
Rental car days	13	2	558.8%	23	14	69.8%
Airline tickets	4	—	626.7%	7	2	203.8%

Room nights and rental car days reserved through our services increased significantly for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, due primarily to the significant improvement in travel demand trends since the second quarter of 2020, which was severely impacted by the COVID-19 pandemic. Room nights and rental car days reserved through our services increased for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, due to the year-over-year increase in room nights and rental car days in the second quarter of 2021, partially offset by the year-over-year decrease in room nights and rental car days in the first quarter of 2021. Airline tickets increased by 626.7% and 203.8% for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020, due primarily to strong execution and growth at Priceline, which operates primarily in the U.S. domestic travel market, a market that has recovered from the COVID-19 pandemic significantly faster than the global travel market. Strong growth at Booking.com, which reserved a relatively small amount of airline tickets through its services in the first and second quarter of 2020, contributed to the increase to a lesser extent.

Gross bookings resulting from reservations of room nights, rental car days and airline tickets made through our agency and merchant models for the three and six months ended June 30, 2021 and 2020 were as follows (numbers may not total due to rounding):

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
Agency	$15,290	$1,536	895.6%	$23,994	$9,856	143.4%
Merchant	6,665	771	764.4%	9,897	4,844	104.3%
Total	$21,956	$2,307	851.7%	$33,891	$14,700	130.5%

Gross bookings increased by 851.7% and 130.5% for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020 (increased on a constant-currency basis by approximately 802% and 120%, respectively), due to an increase in gross bookings from our accommodation reservation services, rental car reservation and airline ticket reservation services.

The increase in gross bookings from our accommodation reservation services for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, was due to the 457.5% and 68.4% increase in room nights, respectively, a year-over-year increase in accommodation ADRs of approximately 60% and 28%, respectively, on a constant-currency basis and the positive impact of foreign exchange rate fluctuations. The year-over-year increase in accommodation ADRs on a constant-currency basis was impacted by the comparison to the three and six months ended June 30, 2020, when ADRs declined sharply in the early days of the pandemic as travel demand was significantly reduced and higher ADR bookings saw a greater share of cancellations.

The increase in gross bookings from our rental car reservation services for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was due primarily to the significant improvement in travel demand trends since the second quarter of 2020, which was severely impacted by the COVID-19 pandemic. The increase in gross bookings from our rental car reservation services for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due primarily to the year-over-year increase in rental car gross bookings in the second quarter of 2021, as well as due to the year-over-year increase in rental car gross bookings in the first quarter of 2021.

The increase in gross bookings from our airline ticket reservation services for the three months ended June 30, 2021, compared to the three months ended June 30, 2020 was driven primarily by strong execution and growth at Priceline, which operates primarily in the U.S. domestic travel market, a market that has recovered significantly faster than the global travel market from the COVID-19 pandemic. The increase in gross bookings from our airline ticket reservation services over the same period was also driven to a lesser extent by strong growth at Booking.com, which had a relatively small amount of airline ticket gross bookings in the first and second quarters of 2020.

We believe that unit growth rates and growth in total gross bookings on a constant-currency basis, which excludes the impact of foreign currency exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

Agency gross bookings are derived from travel-related transactions where we do not facilitate payments from travelers for the travel services provided. Agency gross bookings increased by 895.6% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due primarily to the significant improvement in travel demand trends since the second quarter of 2020, which was severely impacted by the COVID-19 pandemic. Agency gross bookings increased by 143.4% for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, due primarily to the year-over-year increase in agency gross bookings in the second quarter of 2021, as well as the relatively small year-over-year increase in agency gross bookings in the first quarter of 2021.

Merchant gross bookings are derived from services where we facilitate payments from travelers for the travel services provided. Merchant gross bookings increased by 764.4% for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, due primarily to the significant improvement in travel demand trends since the second quarter of 2020, which was severely impacted by the COVID-19 pandemic. Merchant gross bookings increased by 104.3% for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, due to the year-over-year increase in merchant gross bookings in the second quarter of 2021, partially offset by the year-over-year decrease in merchant gross bookings in the first quarter of 2021.

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

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
Agency revenues	$1,328	$357	272.0%	$2,045	$1,781	14.8%
Merchant revenues	661	245	170.6%	1,034	904	14.4%
Advertising and other revenues	171	28	507.0%	222	233	(4.4)%
Total revenues	$2,160	$630	243.2%	$3,301	$2,918	13.1%

Total revenues for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, increased 243.2% (increased on a constant-currency basis by approximately 229%), due primarily to the significant improvement in travel demand trends since the second quarter of 2020, which was severely impacted by the COVID-19 pandemic. Total revenues for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, increased 13.1% (increased on a constant-currency basis by approximately 9%), due to the year-over-year revenue increase in the second quarter of 2021, mostly offset by the year-over-year revenue decrease in the first quarter of 2021.

Agency revenues increased by 272.0% for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, due primarily to the significant improvement in travel demand trends since the second quarter of 2020, which was severely impacted by the COVID-19 pandemic. Agency revenues increased by 14.8% for the six months ended June 30, 2021, due to the year-over-year agency revenue increase in the second quarter of 2021, mostly offset by the year-over-year agency revenue decrease in the first quarter of 2021.

Merchant revenues increased by 170.6% for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, due primarily to the significant improvement in travel demand trends since the second quarter of 2020, which was severely impacted by the COVID-19 pandemic. Merchant revenue increased by 14.4% for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, due to the year-over-year merchant revenue increase in the second quarter of 2021, mostly offset by the year-over-year merchant revenue decrease in the first quarter of 2021.

Advertising and other revenues increased by 507.0% for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, due primarily to the significant improvement in travel and restaurant demand trends since the second quarter of 2020, which was severely impacted by the COVID-19 pandemic. Advertising and other revenues decreased by 4.4% for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, due to the year-over-year advertising and other revenue decrease in the first quarter of 2021, almost entirely offset by the year-over-year advertising and other revenue increase in the second quarter of 2021. In addition, in the second quarter of 2021 our advertising and other revenues benefited from fees payable by restaurants for diners seated through OpenTable's online reservation service and subscription fees for restaurant management services, as the program that waived those fees ended March 31, 2021.

Total revenues as a percentage of gross bookings was 9.8% for the three months ended June 30, 2021, compared to 27.3% for the three months ended June 30, 2020. For the three months ended June 30, 2021, revenues as a percentage of gross bookings was negatively impacted by timing of booking versus travel as a portion of gross bookings made in the quarter were related to expected travel in subsequent quarters, which is when we expect to recognize the associated revenue. In addition, revenue as a percentage of gross bookings for the three months ended June 30, 2020 was impacted by cancellations exceeding the value of new bookings in April 2020, which caused gross bookings to be negative while revenue remained positive. Total revenues as a percentage of gross bookings was 9.7% for the six months ended June 30, 2021, compared to 19.8% for the six months ended June 30, 2020. For the six months ended June 30, 2021, revenues as a percentage of gross bookings was negatively impacted by the timing of booking versus travel as a portion of the gross bookings made in the first and second quarters of 2021 were related to expected travel in subsequent quarters, which is when we expect to recognize the associated revenue. In addition, for the six months ended June 30, 2020, revenues as a percentage of gross bookings was positively impacted by timing of booking versus travel as revenue benefited from travel earlier in the year before the COVID-19 pandemic, while gross bookings were more negatively impacted by a significant increase in cancellations in March and April 2020.

Our international businesses accounted for approximately $1.8 billion and $2.7 billion of our total revenues for the three and six months ended June 30, 2021, respectively, compared to $0.5 billion and $2.5 billion for the three and six months ended June 30, 2020, respectively. Total revenues attributable to our international businesses for the three and six months ended June 30, 2021 increased by 238% and 7%, respectively, compared to the three and six months ended June 30, 2020 (increased on a constant-currency basis by approximately 220% and 3%, respectively). Total revenues attributable to our U.S. businesses increased 270% and 51%, for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020. Total revenues attributable to our international and U.S. businesses increased for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, due primarily to the significant improvement in travel demand trends since the second quarter of 2020, which was severely impacted by the initial spread of the COVID-19 pandemic last year. Total revenues attributable to our international and U.S. businesses increased for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, due to the year-over-year revenue increase in the second quarter of 2021, offset by the year-over-year revenue decrease in the first quarter of 2021.

Operating Expenses

Marketing Expenses

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
Marketing expenses	$988	$211	368.4%	$1,449	$1,062	36.4%
% of Total revenues	45.8%	33.5%		43.9%	36.4%

We rely on marketing channels to generate a significant amount of traffic to our websites. Marketing expenses consist primarily of the costs of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; (4) offline and online brand marketing; and (5) other performance-based marketing and incentives. For the three months ended June 30, 2021, our marketing expense increased significantly compared to the three months ended June 30, 2020, due primarily to the significant improvement in travel demand trends since the second quarter of 2020, which was severely impacted by the initial spread of the COVID-19 pandemic last year. For the six months ended June 30, 2021, our marketing expense increased compared to the six months ended June 30, 2020, due to the year-over-year marketing expense increase in the second quarter of 2021, offset by the year-over-year marketing expense decrease in the first quarter of 2021. We adjust our marketing spend based on our growth and profitability objectives, as well as the travel demand and expected ROIs in our marketing channels. Marketing expenses as a percentage of total revenues increased for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, primarily due to the differences in timing between booking and travel with the majority of our marketing expense recognized at the time of booking and revenue recognized when travel occurs. These timing differences were partially offset by year-over-year increases in performance marketing ROIs and favorable changes in the share of traffic by channel for the three and six months ended June 30, 2021.

Sales and Other Expenses

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
Sales and other expenses	$206	$131	56.9%	$318	$508	(37.4)%
% of Total revenues	9.6%	20.9%		9.6%	17.4%

Sales and other expenses consist primarily of: (1) credit card and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) customer chargeback provisions and fraud prevention expenses associated with merchant transactions; (4) customer relations costs and other costs; and (5) provisions for expected credit losses, primarily related to accommodation commission receivables and prepayments to certain customers. For the three months ended June 30, 2021, sales and other expenses, which are substantially variable in nature, increased compared to the three months ended June 30, 2020, due primarily to an increase in expenses related to transactions processed on a merchant basis, which increased due to the significant improvement in travel demand trends since the second quarter of 2020, which was severely impacted by the initial spread of the COVID-19 pandemic last year. For the six months ended June 30, 2021, sales and other expenses decreased compared to the six months ended June 30, 2020, due primarily to a decrease in expected credit loss expenses as we substantially increased our provision for expected credit losses in the first quarter of 2020 due to the outbreak of the COVID-19 pandemic.

Personnel

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
Personnel	$686	$452	51.9%	$1,238	$936	32.3%
% of Total revenues	31.8%	71.8%		37.5%	32.1%

Personnel expenses consist of compensation to our personnel, including: (1) salaries; (2) stock-based compensation; (3) bonuses; (4) payroll taxes; and (5) employee health and other benefits. Personnel expenses increased during the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, due to the $136 million of expense associated with the return of government assistance received through various government aid programs which was recorded in the second quarter of 2021, the $100 million benefit from government grants and other assistance recognized in the second quarter of 2020, and an increase in stock-based compensation expense, partially offset by lower salary expenses. Stock-based compensation expense was $90 million and $199 million for the three and six months ended June 30, 2021, respectively, compared to $77 million and $83 million for the three and six months ended June 30, 2020, respectively. The increase in stock-based compensation expense for the six months ended June 30, 2020, was impacted by a reduction in stock-based compensation expense of $73 million recorded during the three months ended March 31, 2020 as a result of reduced financial performance driven by the COVID-19 pandemic. In addition, stock-based compensation expense increased during the six months ended June 30, 2021 due to the modification of performance-based awards during the three months ended March 31, 2021. Headcount decreased 22% year-over-year to approximately 19,500 as of June 30, 2021, compared to approximately 25,000 as of June 30, 2020, primarily due to restructuring actions and attrition.

General and Administrative

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
General and administrative	$134	$104	29.0%	$253	$305	(17.3)%
% of Total revenues	6.1%	16.3%		7.6%	10.4%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) fees for outside professionals, including litigation expenses; (3) indirect taxes such as travel transaction taxes and digital services taxes; and (4) personnel-related expenses such as travel, relocation, recruiting and training expenses. General and administrative expenses increased for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, due to higher indirect taxes driven by the improvement in revenue, as well as higher fees for professional services. General and administrative expenses decreased during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, due to lower personnel-related expenses associated with a significant reduction in non-essential travel and entertainment, lower indirect taxes, and lower occupancy and office expenses due to employees working remotely.

Information Technology

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
Information technology	$93	$70	33.7%	$180	$148	22.1%
% of Total revenues	4.3%	11.1%		5.5%	5.1%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) outsourced data center and cloud computing costs; (3) payments to contractors; and (4) data communications and other expenses associated with operating our services. Information technology expenses increased during the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, due to increased software license fees, some of which relate to cybersecurity and data privacy software, and increased payments to contractors.

Depreciation and Amortization

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
Depreciation and amortization	$108	$112	(3.9)%	$221	$229	(3.4)%
% of Total revenues	5.0%	17.9%		6.7%	7.9%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) amortization of internally-developed and purchased software; (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. Depreciation and amortization expenses decreased during the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, as a result of decreased depreciation of computer equipment, partially offset by increased internally-developed software amortization expense.

Restructuring and Other Exit Costs

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
Restructuring and other exit costs	$1	$34	(96.5)%	$9	$34	(74.0)%
% of Total revenues	0.1%	5.5%		0.3%	1.2%

Restructuring and other exit costs principally relate to the restructuring charges as a result of restructuring actions taken in response to the impact of the COVID-19 pandemic on our business. Restructuring and other exit costs decreased during the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, as these restructuring activities have substantially concluded as of December 31, 2020. These restructuring charges are primarily related to employee severance and benefits at Booking.com (see Note 14 to the Unaudited Consolidated Financial Statements).

Impairment of Goodwill

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
Impairment of goodwill	$—	$—	N/A	$—	$489	N/A
% of Total revenues	N/A	N/A		N/A	16.7%

During the six months ended June 30, 2020, we recorded an impairment charge to goodwill related to OpenTable and KAYAK, which is not tax-deductible, of $489 million (see Note 8 to our Unaudited Consolidated Financial Statements).

Interest Expense

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
Interest expense	$81	$96	(16.1)%	$179	$160	11.9%

Interest expense decreased for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to the issuance of senior notes with lower interest rates in March 2021 and the redemption of senior notes with higher interest rates in April 2021. Interest expense increased for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to interest expense attributable to our Senior Notes and Convertible Senior Notes issued in April 2020, partially offset by the effect of the maturity in June 2020 of our Convertible Senior Notes issued in May 2013 (see Note 9 to our Unaudited Consolidated Financial Statements).

Other Income (Expense), Net

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
Other income (expense), net	$96	$789	(87.8)%	$227	$440	(48.3)%

The following table sets forth the breakdown of "Other income (expense), net" for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, (in millions)		Six Months Ended June 30, (in millions)
	2021	2020	2021	2020
Interest and dividend income	$4	$12	$8	$44
Net gains on equity securities	391	835	427	528
Impairment of investment	—	—	—	(100)
Foreign currency transaction (losses) gains	(41)	(58)	47	(27)
Loss on early extinguishment of debt	(242)	—	(242)	—
Other	(16)	—	(13)	(5)
Other income (expense), net	$96	$789	$227	$440

Interest and dividend income decreased for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, primarily due to lower yields as well as the change in the mix of investments with increased usage of investments classified as cash equivalents.

Net gains on equity securities for the three and six months ended June 30, 2021 are principally related to the gains on our equity investment in Meituan and DiDi. Net gains on equity securities for the three and six months ended June 30, 2020 are principally related to the gains on our equity investments in Meituan and the gains (losses) on our equity investment in Trip.com Group. See Note 5 to our Unaudited Consolidated Financial Statements for additional information.

Impairment of investment for the six months ended June 30, 2020 is related to the impairment of our investment in DiDi that we recorded in the three months ended March 31, 2020 (see Notes 5 and 6 to our Unaudited Consolidated Financial Statements).

Foreign currency transaction (losses) gains for the three and six months ended June 30, 2021 include losses of $37 million and gains of $54 million, respectively, related to the portion of our Euro-denominated debt that was not designated as a net investment hedge and gains of $1 million and losses of $8 million, respectively, related to derivative contracts. Foreign currency transaction losses for the three and six months ended June 30, 2020 include losses of $55 million and $22 million, respectively, related to the portion of our Euro-denominated debt that was not designated as a net investment hedge and losses of $8 million and $31 million, respectively, related to derivative contracts.

Loss on early extinguishment of debt is related to our Senior Notes due April 2025 (the "April 2025 Notes") and our Senior Notes due April 2027 (the "April 2027 Notes") that were redeemed in April 2021 (see Note 9 to our Unaudited Consolidated Financial Statements).

Other expenses for the three and six months ended June 30, 2021 include losses on reverse treasury lock agreements which were designated as cash flow hedges (see Note 6 to our Unaudited Consolidated Financial Statements).

Income Taxes

	Three Months Ended June 30, (in millions)		Increase (Decrease)	Six Months Ended June 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
Income tax expense (benefit)	$126	$87	46.9%	$(97)	$64	(251.6)%
% of (Loss) income before income taxes	(311.7)%	41.4%		30.3%	(12.4)%

Our 2021 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below), partially offset by higher international tax rates and certain non-deductible expenses. Our 2020 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the non-deductible goodwill impairment charge related to OpenTable and KAYAK, certain non-deductible expenses relative to lower world-wide earnings and the valuation allowance recorded against the deferred tax asset generated from the impairment of a long-term investment, partially offset by the benefit of the Netherlands Innovation Box Tax and U.S. state tax benefits.

We incurred a pre-tax loss and recorded an income tax provision during the three months ended June 30, 2021, which resulted in a negative effective tax rate. The difference in our effective tax rate for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, is primarily due to higher international tax rates and certain non-deductible expenses, partially offset by an increase in the benefit of the Netherlands Innovation Box tax and a decrease in discrete U.S. tax expense related to unrealized gains on equity securities.

We incurred a pre-tax loss and recorded an income tax provision during the six months ended June 30, 2020, which resulted in a negative effective tax rate. The difference in our effective tax rate for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, is primarily due to higher international tax rates and certain non-deductible expenses, partially offset by an increase in the benefit of the Netherlands Innovation Box Tax and a decrease in discrete U.S. tax expense related to unrealized gains on equity securities. In addition, the effective tax rate for the six months ended June 30, 2020 reflected the non-deductible goodwill impairment charge related to OpenTable and KAYAK.

During the three and six months ended June 30, 2021, a majority of our income, and during the three and six months ended June 30, 2020, a portion of our income was reported in the Netherlands, where Booking.com is based. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") for periods beginning on or after January 1, 2021 rather than the Dutch statutory rate of 25%. Previously, the Innovation Box Tax rate had been 7%. A portion of Booking.com's earnings during the three and six months ended June 30, 2021 and 2020 qualified for Innovation Box Tax treatment, which had a beneficial impact on the effective tax rates for these periods. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not innovative or for any other reason, could substantially increase our effective tax rate and adversely impact our results of operations and cash flows in future periods. See Part II, Item 1A, Risk Factors - "We may not be able to maintain our 'Innovation Box Tax' benefit."

Liquidity and Capital Resources

The COVID-19 pandemic and the resulting economic conditions and government restrictions have resulted in a material decrease in consumer spending and an unprecedented decline in travel and restaurant activities and consumer demand for related services as compared to 2019 levels. Our financial results and prospects are almost entirely dependent on the sale of travel-related services.

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

At June 30, 2021, we had $16.1 billion in cash, cash equivalents and short-term and long-term investments, of which approximately $7.1 billion is held by our international subsidiaries. Cash, cash equivalents and long-term investments held by our international subsidiaries are denominated primarily in Hong Kong Dollars, U.S. Dollars and Euros. Cash equivalents and short-term and long-term investments are principally comprised of money market funds, time deposits and certificates of deposit, convertible debt securities of Trip.com Group, equity securities of Meituan and DiDi and our investments in private companies (see Notes 5 and 6 to the Unaudited Consolidated Financial Statements).

At June 30, 2021, we had a remaining transition tax liability of $911 million as a result of the Tax Cuts and Jobs Act (the "Tax Act"), which included $824 million reported as "Long-term U.S. transition tax liability" and $87 million included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet. This liability will be paid over the next six years. In accordance with the Tax Act, generally, future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by us.

In August 2019, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. The revolving credit facility provides for the issuance of up to $80 million of letters of credit as well as borrowings of up to $100 million on same-day notice, referred to as swingline loans. The proceeds of loans made under the facility can be used for working capital and general corporate purposes, including acquisitions, share repurchases and debt repayments. At June 30, 2021, there were no borrowings outstanding and $4 million of letters of credit issued under the facility. The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to our ability to borrow thereunder. In 2020, we amended the revolving credit facility to (i) suspend the maximum leverage ratio covenant through and including the three months ending March 31, 2022, which was replaced with a $4.5 billion minimum liquidity covenant based on unrestricted cash, cash equivalents, short-term investments and unused capacity under this revolving credit facility and (ii) increase the permitted maximum leverage ratio from and including the three months ending June 30, 2022 through and including the three months ending March 31, 2023. We agreed not to declare or make any cash distribution and not to repurchase any of our shares (with certain exceptions including in connection with tax withholding related to shares issued to employees) unless (i) prior to the delivery of financial statements for the three months ending June 30, 2022, we have at least $6.0 billion of liquidity on a pro forma basis, based on unrestricted cash, cash equivalents, short-term investments and unused capacity under this revolving credit facility and (ii) after the delivery of financial statements for the three months ending June 30, 2022, we are in compliance on a pro forma basis with the maximum leverage ratio covenant then in effect. Such restriction ends upon delivery of financial statements required for the three months ending June 30, 2023, or we have the ability to terminate this restriction earlier if we demonstrate compliance with the original maximum leverage ratio covenant in the revolving credit facility. Beginning with the three months ending June 30, 2022, the minimum liquidity covenant will cease to apply and the maximum leverage ratio covenant, as increased, will again be in effect. At June 30, 2021, we were in compliance with the minimum liquidity covenant. There can be no assurance that we will be able to meet either the minimum liquidity covenant or the maximum leverage ratio covenant, as applicable, at any particular time, and our ability to borrow under the revolving credit facility depends on compliance with the applicable covenant. Further, the lenders have the right to require repayment of any amounts borrowed under the facility if we are not in compliance with the applicable covenant (see Note 9 to the Unaudited Consolidated Financial Statements).

The holders of our Convertible Senior Notes due September 2021 have had the right to convert all or any portion of the Notes since June 15, 2021, regardless of our stock price (see Note 9 to the Unaudited Consolidated Financial Statements).
In March 2021, we issued Senior Notes due March 2025 with an interest rate of 0.1% for an aggregate principal amount of 950 million Euros and Senior Notes due March 2028 with an interest rate of 0.5% for an aggregate principal amount of 750 million Euros. The proceeds from the issuance of these Senior Notes issued in March 2021 were used to redeem the April 2025 Notes and the April 2027 Notes. In April 2021, we paid $2.0 billion to redeem the April 2025 Notes and the April 2027 Notes (see Note 9 to the Unaudited Consolidated Financial Statements).
See Note 9 to the Unaudited Consolidated Financial Statements for additional information related to our debt arrangements, including principal amounts, interest rates and maturity dates.
During the six months ended June 30, 2021, we repurchased 68,222 shares of our common stock for an aggregate cost of $155 million to satisfy employee withholding tax obligations related to stock-based compensation. At June 30, 2021, we had a remaining aggregate amount of $10.4 billion authorized by our Board of Directors to repurchase our common stock. We have not repurchased any shares since March 2020 under this stock repurchase authorization and do not intend to initiate any repurchases under this authorization until we have better visibility into the shape and timing of a recovery from the COVID-19 pandemic. See Note 9 to the Unaudited Consolidated Financial Statements for a description of the impact of the 2020 credit facility amendment on our ability to repurchase shares.

In September 2016, we signed a turnkey agreement to construct an office building for Booking.com’s future headquarters in the Netherlands for 270 million Euros ($321 million). Upon signing this agreement, we paid 43 million Euros ($48 million) for the acquired land-use rights. In addition, since signing the turnkey agreement we have made several progress payments principally related to the construction of the building. As of June 30, 2021, we had a remaining obligation of 33 million Euros ($39 million) related to the turnkey agreement. The remaining obligation will be paid through mid-2022, when we anticipate construction will be complete. In addition to the turnkey agreement, we have a remaining obligation at June 30, 2021 to pay 69 million Euros ($82 million) over the remaining initial term of the acquired land lease, which expires in 2065. At June 30, 2021, we had 32 million Euros ($38 million) of outstanding commitments to vendors to fit out and furnish the office space.

In 2018, we entered into an agreement to sign a future lease for office space in Manchester, United Kingdom for the future headquarters of Rentalcars.com, whereby our obligation to execute the lease is conditional upon the lessor completing certain activities. Under the 2018 agreement, it was anticipated that upon completion of the required activities by the lessor, the lease would be executed and commence for a term of approximately 13 years with a lease payments obligation of approximately 65 million British Pounds Sterling ($89 million), excluding lease incentives. The required activities are being completed and the terms and conditions of the lease are being finalized. We expect the lease to commence during the three months ending September 30, 2021. In addition to our obligations under the lease, we will also make capital expenditures to fit out and furnish the office space.

At June 30, 2021 and December 31, 2020, we had lease obligations of $528 million and $590 million, respectively. Additionally, at June 30, 2021 and December 31, 2020, we had, in the aggregate, $152 million and $193 million, respectively, of non-cancellable purchase obligations individually greater than $10 million.

At June 30, 2021 and December 31, 2020, there were $377 million and $138 million, respectively, of standby letters of credit and bank guarantees issued on our behalf. These are obtained primarily for regulatory purposes and payment guarantees to third-party payment processors.

See Note 13 to the Unaudited Consolidated Financial Statements for additional information related to our commitments and contingencies.

In order to improve our liquidity following the impact of the COVID-19 pandemic on our business, among other actions, we raised additional capital through the issuance of Senior Notes and Convertible Senior Notes, reduced capital expenditures and operating expenses by significantly reducing marketing spend worldwide and working to eliminate non-essential operating costs, monitored the financial health of our partners, suppliers and other third-party relationships, implemented a general temporary company-wide hiring freeze for much of 2020 and undertook certain personnel actions such as furloughs and workforce reductions. We could have to take additional actions to improve our liquidity in the future. We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next twelve months. However, whether as a result of the COVID-19 pandemic or otherwise, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business plans, either of which could have a material adverse effect on our business, our ability to compete or our future growth prospects, financial condition and results of operations. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be diluted. We may not generate sufficient cash flow from operations in the future, revenue growth or sustained profitability may not be realized, and future borrowings or equity sales may not be available in amounts sufficient to make anticipated capital expenditures, finance our strategies or repay our indebtedness.

Cash Flow Analysis

Net cash provided by operating activities for the six months ended June 30, 2021 was $945 million, resulting from a favorable net change in working capital and other long-term assets and liabilities of $926 million and a favorable impact from adjustments for non-cash items of $241 million, partially offset by a net loss of $222 million. Non-cash items were principally associated with net gains on equity securities, loss on early extinguishment of debt, depreciation and amortization, stock-based compensation expense and other stock-based payments, deferred income tax benefit, and operating lease amortization. For the six months ended June 30, 2021, prepaid expenses and other current assets increased by $173 million, primarily related to the prepayment of Netherlands income taxes of $175 million. For the six months ended June 30, 2021, accounts receivable increased by $820 million and deferred merchant bookings and other current liabilities increased by $2.0 billion, primarily due to increases in business volumes.

Net cash used in operating activities for the six months ended June 30, 2020 was $258 million, resulting from a net loss of $577 million and an unfavorable net change in working capital and other long-term assets and liabilities of $547 million, partially offset by a favorable impact from adjustments for non-cash items of $866 million. Non-cash items were principally associated with impairment of goodwill, provision for expected credit losses and chargebacks, depreciation and amortization, impairment of investment and net gains on equity securities. For the six months ended June 30, 2020, prepaid expenses and other current assets decreased by $248 million, primarily due to the refund for overpayment from a vendor and lower prepayment to third-party payment processors due to decreases in business volumes as a result of the COVID-19 pandemic. For the six months ended June 30, 2020, accounts receivable decreased by $805 million and deferred merchant bookings and other current liabilities decreased by $1.6 billion primarily due to decreases in business volumes as a result of the COVID-19 pandemic.

Net cash used in investing activities for the six months ended June 30, 2021 was $136 million, principally resulting from the purchase of property and equipment of $124 million. Net cash provided by investing activities for the six months ended June 30, 2020 was $2.8 billion, resulting from the proceeds from sales and maturities of investments of $3.0 billion, net of purchases of $72 million, partially offset by the purchase of property and equipment of $150 million.

Net cash used in financing activities for the six months ended June 30, 2021 was $138 million, principally resulting from payments for redemption of debt of $2.0 billion and payments for the repurchase of common stock of $150 million, partially offset by the proceeds from the issuance of long-term debt of $2.0 billion. Net cash provided by financing activities was $1.6 billion for the six months ended June 30, 2020, almost entirely resulting from the proceeds from the issuance of long-term debt of $4.1 billion, partially offset by payments for the repurchase of common stock of $1.3 billion and payments for the conversion of convertible notes of $1.2 billion.

Contingencies

French tax authorities conducted audits of Booking.com for the years 2003 through 2012 and years 2013 through 2015 and currently are conducting an audit for the years 2016 through 2018. In December 2015, the French tax authorities issued Booking.com assessments for unpaid income and value added taxes ("VAT") related to tax years 2006 through 2012 for approximately 356 million Euros ($403 million), the majority of which represents penalties and interest.  The assessments assert that Booking.com had a permanent establishment in France. In December 2019, the French tax authorities issued an additional assessment of 70 million Euros ($83 million), including interest and penalties, for the 2013 tax year asserting that Booking.com had taxable income attributable to a permanent establishment in France. The French tax authorities also have issued assessments totaling 39 million Euros ($47 million), including interest and penalties, for certain tax years between 2011 and 2015 on Booking.com's French subsidiary asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com in the Netherlands. As a result of a formal demand from the French tax authorities for payment of the amounts assessed against Booking.com for the years 2006 through 2012, in January 2019, we paid the assessments of approximately 356 million Euros ($403 million) in order to preserve our right to contest those assessments in court. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, does not constitute an admission that we owe the taxes and will be refunded (with interest) to us to the extent we prevail. In December 2019 and October 2020, we initiated court proceedings with respect to certain of the assessments. Although we believe that Booking.com has been, and continues to be, in compliance with French tax law, and we are contesting the assessments, during the three months ended September 30, 2020, we contacted the French tax authorities regarding the potential to achieve resolution of the matter through a settlement. After assessing several potential outcomes and potential settlement amounts and terms, an unrecognized tax benefit in the amount of 50 million Euros ($59 million) was recorded during the year ended December 31, 2020, of which the majority was included as a partial reduction to the tax payment recorded in "Other assets, net" in the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020. In December 2020, the French Administrative Court (Conseil d’Etat) delivered a decision in the "ValueClick" case that could have an impact on the outcome in our case. After considering the potential adverse impact of the new decision on the potential outcomes for the Booking.com assessments, we currently estimate that the reasonably possible loss related to VAT is approximately 20 million Euros ($24 million). Additional assessments could result when the French tax authorities complete the outstanding audits. For additional information related to the French and other tax assessments, see Note 13 to our Unaudited Consolidated Financial Statements and Part II, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities."

Beginning in 2014, Booking.com received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) (“BPF”) claiming that Booking.com is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which Booking.com is currently participating. BPF instituted legal proceedings against Booking.com and in 2016 the District Court of Amsterdam rejected all of BPF’s claims. BPF appealed the decision to the Court of Appeal, and, in May 2019, the Court of Appeal also rejected all of BPF’s claims, in each case by ruling that Booking.com does not meet the definition of a travel intermediary for purposes of the mandatory pension scheme. BPF then appealed to the Netherlands Supreme Court. In April 2021, the Supreme Court overturned the previous decision of the Court of Appeal and held that Booking.com meets the definition of a travel intermediary for the purposes of the mandatory pension scheme. The Supreme Court ruled only on the qualification of Booking.com as a travel intermediary for the purposes of the mandatory pension scheme, and did not rule on the various other defenses we brought forward against BPF's claims. The Supreme Court referred the matter to another Court of Appeal that will have to assess the other defenses we brought forward if BPF were to proceed with the litigation. We intend to pursue a number of defenses in any subsequent proceedings and may ultimately prevail in whole or in part. While we continue to believe that Booking.com is in compliance with its pension obligations and that the Court of Appeal could ultimately rule in favor of Booking.com, given the Supreme Court’s decision, we believe it is probable that we have incurred a loss related to this matter. We are not able to reasonably estimate a loss or a range of loss because there are significant factual and legal questions yet to be determined in any subsequent proceedings. As a result, as of June 30, 2021, we have not recorded a liability in connection with a potential adverse ultimate outcome to this litigation. However, if Booking.com were to ultimately lose and all of BPF’s claims were to be accepted (including with retroactive effect to 1999), we estimate that as of June 30, 2021, the maximum loss, not including any potential interest or penalties, would be approximately $316 million. Such estimated potential loss increases as Booking.com continues not to contribute to the BPF and depends on Booking.com’s applicable employee compensation after June 30, 2021. For additional information related to the pension matter and our other contingent liabilities, see Note 13 to our Unaudited Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At June 30, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

At June 30, 2021 and December 31, 2020, the outstanding aggregate principal amount of our debt was $12.3 billion and $12.2 billion, respectively. We estimate that the fair value of such debt was approximately $13.6 billion and $14.0 billion at June 30, 2021 and December 31, 2020, respectively. The estimated fair value of our debt in excess of the outstanding principal amount primarily relates to the conversion premium on the Convertible Senior Notes and the outstanding Senior Notes issued in April 2020. Excluding the effect on the fair value of our convertible senior notes, a hypothetical 100 basis point (1.0%) decrease in interest rates would have resulted in an increase in the estimated fair value of our other debt of approximately $471 million and $544 million at June 30, 2021 and December 31, 2020, respectively. Our convertible senior notes are more sensitive to the equity market price volatility of our shares than changes in interest rates. The fair value of the convertible senior notes will likely increase as the market price of our shares increases and will likely decrease as the market price of our shares falls.

Our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our international businesses are translated from local currencies (principally Euros and British Pounds

Sterling) into U.S. Dollars. If the U.S. Dollar weakens against the local currencies, the translation of these foreign-currency-denominated balances will result in increased net assets, gross bookings, revenues, operating expenses and net income. Similarly, our net assets, gross bookings, revenues, operating expenses and net income will decrease if the U.S. Dollar strengthens against the local currencies. For example, total revenues from our international operations increased by 7% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, but, without the impact of changes in foreign currency exchange rates, increased year-over-year on a constant-currency basis by approximately 3%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. Additionally, foreign currency exchange rate fluctuations on transactions, denominated in currencies other than the functional currency, result in gains and losses that are reflected in our Unaudited Consolidated Statements of Operations. We have a significant investment that is denominated in Hong Kong Dollars and the related impact from the movements in foreign currency exchange rates is recognized in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations.

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

We are exposed to equity price risk as it relates to changes in fair values of our investments in equity securities of publicly-traded companies and private companies.  The estimated fair values of our investments in equity securities of publicly-traded companies and private companies, excluding our investment in Grab that is classified as a debt security for accounting purposes, were $3.9 billion and $66 million, respectively, at June 30, 2021, and $3.1 billion and $455 million, respectively, at December 31, 2020.  Our investments in private companies, excluding our investment in Grab, are measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. A hypothetical 10% decrease in the fair values of these investments at June 30, 2021 and December 31, 2020 would have resulted in a loss, before tax, of approximately $395 million and $355 million, respectively, being recognized in net income. As of August 3, 2021, the market prices of Meituan's shares and DiDi's ADSs decreased by 34% and 29%, respectively, as compared to their respective market prices on June 30, 2021.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe we have not experienced any material impact on our internal control over financial reporting as a result of the COVID-19 pandemic and the resulting remote working conditions. We continue to monitor and assess the effectiveness and design of our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of any material legal proceedings to which we are a party, and updates thereto, is included in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2021, and is incorporated into this Item 1 by reference thereto.

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

Risk Factors Summary
•The adverse impact of the COVID-19 pandemic on our business, financial performance and travel demand, generally, including the impact on our liquidity, credit ratings and ongoing access to capital, the restructuring of our business and our participation in government stimulus programs;
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
•Our ability to attract and retain qualified personnel;
•Adverse changes in relationships with travel service providers and restaurants and other third parties on which we are dependent;
•The effects of competition;
•Risks associated with the restructuring of our business;
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

In response to the outbreak of the novel strain of the coronavirus, COVID-19 (the "COVID-19 pandemic"), as well as subsequent outbreaks driven by new variants of COVID-19, many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions, bans and advisories, instructions to residents to practice social distancing, curfews, quarantine advisories, including quarantine restrictions after travel in certain locations, shelter-in-place orders, required closures of non-essential businesses and additional restrictions on businesses as part of re-opening plans. These government mandates have had a significant adverse effect on many of the customers on whom our business relies, including hotels and other accommodation providers, airlines, restaurants and other partners, as well as on our workforce, operations and consumers. In addition, there remains uncertainty around the impact of the new variants of COVID-19, when existing restrictions will be lifted, if additional restrictions may be initiated or reimposed, if there will be changes to travel behavior patterns when government restrictions are fully lifted, and the timing of distribution and administration of the vaccines globally.

The COVID-19 pandemic and the resulting economic conditions and government restrictions have resulted in a material decrease in consumer spending and an unprecedented decline in travel and restaurant activities and consumer demand for related services as compared to 2019 levels. Our results for the year ended December 31, 2020 and six months ended June 30, 2021 were materially and negatively impacted, with a material decline in gross travel bookings, room nights booked, total revenues, net income and cash flow from operations as compared to the year ended December 31, 2019 and six months ended June 30, 2019. Accommodation room nights, which include the impact of cancellations ("room nights"), declined rapidly as the COVID-19 pandemic spread in the first quarter and the beginning of the second quarter of 2020, but then steadily improved through the end of the second quarter and into the summer travel period in the third quarter of 2020. However, in the fourth quarter of 2020, we saw an increased decline in room nights, due in part to increased COVID-19 case counts and reimposed or additional government-imposed travel restrictions, particularly in Europe, some of which continued to remain in place during the six months ended June 30, 2021. In spite of these travel restrictions, room night trends improved in the first quarter of 2021, driven by domestic travel (travelers booking a stay within their own country) in Europe and the United States. In Europe, the improvement in room nights was driven by bookings for travel expected to occur later in the year, as many government-imposed travel restrictions remained in place in the first quarter of 2021. The United States had positive room night growth in the first quarter of 2021 as compared to the first quarter of 2019.

Room nights declined 26% in the second quarter of 2021 relative to the second quarter of 2019, which was an improvement of about 28 percentage points from the room night decline in the first quarter of 2021 relative to the first quarter of 2019. The comparison of the second quarter of 2021 to the second quarter of 2019 avoids the distortion created from comparing to the second quarter of 2020, which was the first quarter that was fully impacted by the COVID-19 pandemic. This improvement in trends in the second quarter of 2021 was driven by domestic travel (travelers booking a stay within their own country) and international travel (travelers booking a stay outside their own country), primarily in Europe as well as continued improvement in domestic travel in the United States. The growth of international bookings in Europe was mainly driven by bookings within the European region. In Europe, we saw an increase in vaccination rates and the easing of many government-imposed travel restrictions towards the end of the second quarter, which helped drive positive room night growth in the month of June compared to the same period in 2019. The United States had strong room night growth in the second quarter of 2021 as compared to the second quarter of 2019.

While it is encouraging that the rate of vaccination distribution is increasing throughout the world, many countries in Asia, Africa, South America and other parts of the world have made slower progress. In the second quarter of 2021, the Delta variant of COVID-19, which is a variant first discovered in India, became the dominant strain in many countries. Many reports indicate that although existing COVID-19 vaccines appear to be mostly effective against the Delta variant, it is more transmissible than other variants and has led certain authorities to reimpose mask requirements and other restrictions, including in countries that have widely distributed vaccines. We believe that as effective vaccines become more widely distributed, people will increasingly feel it is safe to travel again and government restrictions will be relaxed, although the timing remains uncertain.

Following the second quarter of 2021, even as some governments around the world have started to lift restrictions and vaccine distributions are well underway in some countries, there remains significant uncertainty around the recovery due to the challenging logistics of distributing the vaccines globally, as well as the unknown impact of the new variants of COVID-19. In July 2021, room nights declined about 22% relative to July 2019, which compares to a 13% decline in June 2021 relative to

June 2019. The modest sequential worsening of room night declines in July relative to June was primarily driven by booking trends in Europe, where we have recently seen increasing COVID case counts as well as some newly imposed travel and leisure restrictions in the region. Given the recent additional uncertainty around COVID cases as a result of the spread of the more transmissible Delta variant, we cannot accurately predict the level of room night declines in the third quarter of 2021 relative to the third quarter of 2019. We expect that the decline in gross bookings in the third quarter of 2021 relative to the third quarter of 2019 will be several percentage points less than the decline in room nights due to increases in accommodation ADRs and flight bookings, which benefit gross bookings. We also expect that revenues as a percentage of gross bookings in the third quarter of 2021 will be about the same as it was in the third quarter of 2019. In addition, we currently expect that we will experience an operating profit in the third quarter of 2021. With the continued spread of COVID-19 and other variants throughout the world, we continue to expect our business will be adversely impacted by outbreaks of COVID-19, including those driven by variants of COVID-19, as well as any government-imposed travel restrictions in reaction to COVID-19 outbreaks, which could remain a risk for an extended period of time.

The extent of the effects of the COVID-19 pandemic on our business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments. These include, but are not limited to, the severity, extent and duration of the global pandemic, including as a result of any new variants of COVID-19 and any resurgences of the pandemic; the global distribution of the vaccines and their efficacy against existing and any future variants of COVID-19, their impacts on the travel and restaurant industries and consumer spending more broadly; actions taken by national, state and local governments to contain the disease or treat its impact, including travel restrictions and bans, required closures of non-essential businesses, constraints on businesses during reopening transitions and aid and economic stimulus efforts; the effect of our restructuring activities and attrition, as well as the changes in hiring levels and remote working arrangements that we have implemented on our operations, including the health and productivity of management and our employees, and our ability to maintain our financial reporting processes and related controls; the impact on our contracts and relationships with our partners, including the impact of invoking force majeure provisions; our ability to withstand increased cyberattacks that we and many businesses are experiencing; the speed and extent of the recovery across the broader travel ecosystem, including the speed at which customers feel comfortable traveling again once restrictions on travel have been lifted, which we believe will be impacted by how quickly there can be effective and widespread vaccinations, treatments or cures; and the duration, timing and severity of the impact on customer spending, including how long it takes to recover from the economic recession resulting from the pandemic. The pandemic may continue to expand throughout the world and/or worsen in areas that had seen progress in reducing or containing the disease (as currently being seen in Australia and various countries in Asia, Africa and South America), which could continue to affect our business. Also, existing restrictions in affected regions could be extended after the virus has been contained in order to avoid relapses and there may be restrictions on certain travel activity related to whether travelers have been vaccinated.

Our business is dependent on the availability of a large number of accommodations (particularly independently-owned accommodations) and restaurants, and on the ability of consumers to travel to such accommodations and restaurants on airlines, railways and rental cars. The ability of consumers to travel internationally has been significantly impacted by the various travel restrictions between countries, including for example, the variety of requirements instituted on a country-by-country basis in the European Union including quarantine, testing and/or vaccination requirements for international travelers. We do not expect economic and operating conditions for our business to recover fully until there is widespread consumer confidence and ability to travel, and our travel service provider and restaurant partners are able to meet the demand for services. This may not occur until well after the broader global economy begins to improve. Additionally, our business is also dependent on consumer sentiment and discretionary spending patterns. Increased unemployment resulting from the COVID-19 pandemic is likely to have a negative impact on consumer discretionary spending, including for the travel and restaurant industries. Even though we have seen some improvements in the economic and operating conditions for our business since the outset of the COVID-19 pandemic, we cannot predict the long-term effects of the pandemic on our business or the travel and restaurant industries as a whole. As an example, in the first and second quarters of 2021, a higher share of our room nights booked with flexible cancellation policies, as compared to the first and second quarters of 2019 and 2020, which could result in higher than normal cancellation rates in future quarters, which would negatively impact future revenue and cause increased cash refunds to travelers in the case of certain cancellable bookings. If the travel and restaurant industries are fundamentally changed by the COVID-19 pandemic in ways that are detrimental to our operating model, our business may continue to be adversely affected even as the broader global economy recovers.

To the extent that the COVID-19 pandemic continues to adversely affect our business and financial performance, it may also have the effect of heightening many of the other risks identified in this section, such as those relating to our substantial amount of outstanding indebtedness.

Participation in government stimulus programs may negatively impact our business, operations and/or reputation.

Certain governments passed legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid. We participated in several of these programs, including the Netherlands' wage subsidy program and the United Kingdom's job retention scheme. In certain jurisdictions, there has been public scrutiny of government aid beneficiaries, including us, and as a result, our reputation could be harmed by having participated in these programs or participating in the future.

In the second quarter of 2021, we announced our intention to return government assistance received through the Netherlands’ wage subsidy program and various other government aid programs outside the Netherlands in which we participated as a result of the impact of the COVID-19 pandemic on our business. For the three and six months ended June 30, 2021, we recorded expenses of $137 million in the Unaudited Consolidated Statements of Operations, principally in “Personnel” expense, to reflect the return of such assistance. In June 2021, we repaid $86 million of assistance, recorded a liability of approximately $21 million, as of June 30, 2021, for the amount that we expect to repay during 2021 and wrote off a previously recorded receivable for payments expected to be received for government aid programs where we met the qualifying requirements. As of March 31, 2021, we had a receivable of $28 million for such payments. Subsequent to June 30, 2021, we repaid an additional $19 million. While not all such funds have been returned yet, we are working with various governments to voluntarily make repayments. In consideration of the ongoing COVID-19 pandemic, there can be no assurance that we will not accept available government aid in the future, including any restrictions on our business that such programs may impose. Any such risks associated with our participation in government assistance programs, public backlash caused by our participation in such programs and any decision to subsequently return funds to governments could adversely impact our business, results of operations and/or reputation.

Impairments of goodwill, long-term investments and long-lived assets, increases in provisions for expected credit losses on receivables from and cash advances made to our travel service provider and restaurant partners and increases in cash outlays to refund consumers for prepaid reservations have a negative impact on our results of operations.
As a result of the deterioration of our business due to the COVID-19 pandemic, we evaluated goodwill, long-term investments and long-lived assets for possible impairment as of March 31, 2020. As a result of this evaluation, we determined that our goodwill relating to OpenTable and KAYAK experienced a decline in value due to the COVID-19 pandemic, and therefore we recognized a goodwill impairment charge of $489 million (which is non-deductible for income tax purposes) as of March 31, 2020. In addition, we recorded an impairment charge of $100 million at March 31, 2020 related to our investment in DiDi Global Inc. ("DiDi") due to the impact of the COVID-19 pandemic on the business of the investee and our estimate of the resulting decline in the value of the investment. As of September 30, 2020, we performed our annual goodwill impairment testing. As a result of this testing, we recognized an additional goodwill impairment charge of $573 million (which is non-deductible for income tax purposes) for the three months ended September 30, 2020 relating to OpenTable and KAYAK. The determination of the fair value reflected numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding OpenTable and KAYAK’s expected growth rates and operating margins, expected length and severity of the impact from the COVID-19 pandemic and the shape and timing of the subsequent recovery, the performance of the businesses during and following the COVID-19 pandemic, as well as other key assumptions with respect to matters outside of our control, such as discount rates and market comparables. The evaluations required significant judgments and estimates and actual results could be materially different than those judgments and estimates utilized in the fair value estimates. Future events and changing market conditions may lead us to re-evaluate the assumptions used to estimate the fair value of OpenTable and KAYAK, particularly the assumptions related to the length and severity of the COVID-19 pandemic, the shape and timing of the subsequent recovery and the performance of the businesses during and following the COVID-19 pandemic, which may result in a need to recognize an additional goodwill impairment charge, which could have a material adverse effect on our results of operations. See Notes 5, 6 and 8 to the Unaudited Consolidated Financial Statements for additional information related to the impairment charges.

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, attract, hire, develop, motivate and retain highly skilled employees across our organization. In particular, the contributions of key senior management in the United States, Europe and Asia are critical to the performance of our business. We may not be able to retain the services of members of our senior management or other key employees, the loss of whom could harm our business and competitive position. Our continued ability to compete effectively and to innovate and develop products, services, technologies and enhancements depends on our ability to attract, retain and motivate well-qualified employees. As a result of our recent workforce restructurings and the potential for a long recovery period for the travel industry as a result of the COVID-19 pandemic, and as we reopen certain of our offices (depending on local restrictions and health protocols), it is possible our employees may not view employment with us and our new working policies as positively as they did prior to the pandemic. We expect that the COVID-19 pandemic will have a long-term effect on the nature of our office environments and remote working policies. While we believe that this will be a positive change over the longer term, there may continue to be operational and workplace cultural challenges that may adversely affect our business, including talent retention, in the shorter term. We are unable to predict if there will be any significant and continuing impact on our workforce as a result of the COVID-19 pandemic.

Competition for well-qualified employees in all aspects of our business, including software engineers, mobile communication talent and other technology professionals, is intense. In particular, our success in markets across Europe, the United States and Asia has led to increased efforts by our competitors and others to hire our employees. These difficulties may be amplified by increased ability to work remotely, evolving restrictions on immigration, travel or availability of visas or work permits for skilled technology workers. The competition for talent in our industry has intensified, including among established technology companies and startups. There is also competition for technology talent from companies that are transitioning to digital, with whom we did not historically compete for talent. The competition for talent is exacerbated by an increased willingness of certain companies to offer flexible and remote working policies, which expands the pool of candidates from which our competitors may attract talent. This could continue in the future due to other technology companies recruiting and hiring our employees, an actual or perceived slower pace of recovery of the travel industry as a result of the COVID-19 pandemic than other industries and other factors beyond our control. If we do not succeed in attracting well-qualified employees, our business, our ability to grow and innovate, competitive position, reputation and results of operations would be adversely affected. The competition for talented employees has in the past and may in the future increase our personnel expenses for the acquisition and retention of talent, which may adversely affect our results of operations.

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

•traditional travel agencies, travel management companies, wholesalers and tour operators, many of which combine physical locations, telephone services and online services, such as Carlson Wagonlit, Amex GBT, Egencia (which Expedia has entered into a transaction to sell to Amex GBT), BCD and Expedia Partner Solutions (which is owned by Expedia Group), Concur (which is owned by SAP), TUI, Webjet and Hotelbeds Group, as well as thousands of individual travel agencies around the world;

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

•companies offering new rental car business models or car- or ride-sharing services that affect demand for rental cars, some of which have developed innovative technologies to improve efficiency of point-to-point transportation and extensively utilize mobile platforms, such as Uber, Lyft, Gett, Zipcar (which is owned by Avis), Turo, BlaBlaCar, DiDi (in which we hold a small minority interest), Grab (in which we hold a small minority interest), Go-Jek and Ola; and

•companies offering technology services and software solutions to travel service providers, including large global distribution systems ("GDSs"), such as Amadeus, Sabre and Travelport, and hospitality software platforms, such as Oracle and Shiji.

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

We intend to continue to improve the accommodation choices available for reservation on our platforms, however the growth rate of the number of accommodations on our platforms may vary in part as a result of removing accommodations from our platforms from time to time. We have seen a year-over-year decrease in the number of accommodations on our platform during and resulting from the impacts of the COVID-19 pandemic, however, we observed a sequential increase in the number of accommodations on our platform at June 30, 2021 as compared to March 31, 2021. We may see further reductions in the number of accommodations in the future primarily due to properties not providing availability on our platforms, property closures or non-payment of invoices. Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because alternative accommodations are often either a single unit or a small collection of independent units, these properties generally represent more limited booking opportunities than hotels, motels and resorts, which generally have more units to rent per property. Further, alternative accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors or may not be available at peak times due to use by the property owners. Lower profit margins are associated with alternative accommodation properties due to certain additional costs related to offering these accommodations on our platforms. As we increase our alternative accommodation business, these different characteristics negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our platforms, we expect that our room-night growth rate and property growth rate will continue to diverge over time (since each such alternative accommodation property has fewer booking opportunities). As a result of the foregoing, as the percentage of alternative accommodation properties increases, the number of reservations per property will likely continue to decrease.

In addition, as our alternative accommodation reservation business grows, we may incur increasing numbers of complaints related to non-existent properties or properties that are significantly different than as described in the listing, as well as claims of liability based on events occurring at such properties such as robbery, injury, death and other similar events. We have no control over the actions or ability to predict the actions of our customers, property owners and other third parties during the customer’s stay, and therefore, we cannot guarantee the safety of our customers, property owners and third parties. In addition, we have not in the past and may not in the future undertake to independently verify the safety, suitability, location, quality, and legal compliance, such as fire code compliance or the presence of carbon monoxide detectors, of all our alternative accommodation listings. We have in the past relied, and may in the future, rely on property owners to disclose information relating to their listings and such information may be inaccurate or incomplete. Any resulting complaints or claims could result in negative publicity and increased costs, which could adversely affect our reputation, business and results of operations.

Further, the regulatory environment related to the alternative accommodations business is evolving, and laws, regulations or property association rules could impose restrictions or burdens on these property owners and managers that limit or negatively affect their ability to rent their properties. Some jurisdictions have adopted or are considering statutes or ordinances that prohibit owners and managers from renting certain properties for fewer than a stated number of consecutive days or for more than an aggregate total number of days per year or that require owners or managers to obtain a license to rent their properties. From time to time, we are subject to inquiries related to compliance with alternative accommodation laws, rules and regulations that we may or may not be able to respond to in a timely manner or in full satisfaction of such requests. The outcome of such inquiries could result in fines or penalties, adversely affect our reputation, or require modifications to our business operations, which could result in increased legal and compliance costs. In addition, several jurisdictions have adopted or are considering adopting statutes or ordinances requiring online platforms that list certain alternative accommodations to obtain a license to list such accommodations and/or to comply with other restrictions or requirements. This dynamic regulatory environment requires us to expend significant time and resources and could negatively impact the growth and/or size of our alternative accommodation reservation business. As governments adopt new laws, rules and regulations related to alternative accommodations, we are unable to predict what, if any, effect any future laws and regulations will have on our business.

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

The number of our employees worldwide has grown from approximately 15,500 at December 31, 2015 to approximately 19,500 at June 30, 2021, which growth is mostly comprised of hires by our international operations. Changes in our workforce may make it more difficult to hire, train, retain, motivate and manage employees. Historically, our brands operated on a largely independent basis and many of them focused on particular services or geographies. As we look to develop the Connected Trip and pursue our other strategic objectives, we are increasing the collaboration, cooperation and interdependency among our brands. As we manage this shift, in addition to managing any changes in our workforce, whether due to organic growth, growth through acquisitions, workforce reductions or restructurings, we may find it difficult to maintain the beneficial aspects of our corporate culture at the brand companies and throughout the organization as a whole. In addition, as travel recovers from the COVID-19 pandemic, any future expansion or shift increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and administrative, legal, tax, internal control and financial reporting functions. Our current and planned employees, systems, procedures and controls may not be adequate to support and effectively manage growth and increased complexity, especially as we employ employees in multiple geographic locations around the world and increase the number and variety of our products and payment systems. The implementation of new information technology, payment, enterprise resource planning (ERP) or other systems could be disruptive and/or costly or we may experience difficulty successfully integrating new systems into existing systems or migrating to new systems from existing systems, any of which could adversely affect our business and results of operations.

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

Our marketing efficiency, expressed as marketing expense as a percentage of revenues, is impacted by a number of factors that are subject to variability and that are, in some cases, outside of our control, including ADRs, costs per click, cancellation rates, foreign currency exchange rates, our ability to convert paid traffic to booking customers and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs-per-click and reduce our marketing efficiency. We use third-party websites, including online search engines (primarily Google), meta-search and travel research services and affiliate marketing as the primary means of generating traffic to our websites. Growth of some of these channels had slowed prior to the COVID-19 pandemic. Historically our marketing expenses have increased significantly, however, we have experienced more moderate growth rates in recent years, and since the COVID-19 pandemic, our marketing expenses have declined significantly relative to the comparable period in 2019. Our marketing efficiency has declined in recent years, a trend we expect to continue in the long term, though the rate of decrease may fluctuate and there may be periods of stable or increasing returns on investment ("ROIs") from time to time, and we cannot predict how our marketing efficiency will trend during the recovery from the COVID-19 pandemic. Further, at times we may pursue a strategy of increasing marketing ROIs, which could negatively affect our gross bookings and revenue growth rates. When evaluating our performance marketing spend generally, we consider several factors for each channel, such as the customer experience on the advertising platform, the incrementality of the traffic we receive, the anticipated repeat rate from a particular platform and the likelihood of cancellation, as well as other factors. Pursuing a strategy of improving marketing ROIs along with factors such as competitors' actions in the bidding environment, the amount of marketing invested by these channels to generate demand and overall marketing platform traffic growth trends, which have shown volatility and long-term deceleration of growth rates, may also impact growth rates for marketing channels. Under market conditions excluding the impact of the COVID-19 pandemic, any reduction in our marketing efficiency could have an adverse effect on our business and results of operations, whether through reduced revenues or revenue growth, or through marketing expenses increasing faster than revenues and thereby reducing margins and earnings growth.

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

Google's Android operating system is the leading smartphone operating system in the world. As a result, Google has the ability to leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. Further, Google is the leading internet search service and has leveraged its search popularity to promote its travel services. The European Commission has fined Google significant amounts and the U.S. Justice Department (the "U.S. DOJ") and dozens of state Attorneys General have sued Google for breaching antitrust rules by imposing restrictions on Android device manufacturers and mobile network operators, including by mandating the pre-installation of Google apps and limiting access to its Google Play app store, and giving its own services and products preferential treatment in the online search market. The European Commission's decision requires Google to end those anticompetitive device and operating system practices or face penalty payments of up to 5% of the average daily worldwide turnover of Alphabet, Google's parent company. Google has appealed the European Commission's decision and refutes the U.S. DOJ's and state Attorneys General's claims, though it has instituted certain changes to how it distributes its Google Play app store and Google apps. It is not yet clear how or whether these actions will further affect Google's business, including its travel services.

Apple, the producer of, among other things, the iPhone and iPad, owns a patent for "iTravel," a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple's iPhone operating system includes "Wallet," a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and, along with iTravel, may be indicative of Apple's intent to enter the travel reservations business in some capacity. Apple has substantial market share in the smartphone market and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps and has access to greater resources than we have. Apple may use or expand iTravel, Wallet, Siri (Apple's voice recognition "concierge" service), Apple Pay (Apple's mobile payment system) or another mobile app or functionality as a means of entering the online travel reservations marketplace. To the extent Google or Apple use their mobile operating systems, app distribution channels or, in the case of Google, search services, to favor their own travel service offerings, our business and results of operations could be harmed.

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

    The integration of acquired businesses requires significant time and resources, and we may not manage these processes successfully. Further, as our businesses developed, our strategy evolved and market conditions changed, we have integrated businesses that had been managed independently, integrated certain functions across businesses and restructured or ceased operating certain assets or businesses, and we may do so in the future, including through divestitures. The integrations may be of varying degree, depending on many factors such as business compatibility, strategic goals or geographic location, among others. Integrations are complex, often involve additional or unexpected costs and create a variety of issues and risks, including:

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

In the operation of our business, we receive and store a large volume of personally identifiable data and payment information. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world. The European Union's General Data Protection Regulation (the "GDPR") imposes significant compliance obligations and costs for us.  Under the GDPR, violations could result in fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater. Several data protection authorities have imposed significant fines on companies of various sizes across industry sectors for violations of the GDPR. The California Consumer Privacy Act (the "CCPA") became operative in January 2020, and the recently enacted California Privacy Rights Act, which is set to become operative in January 2023, impose new privacy requirements and rights for consumers in California and has resulted and will continue to result in additional complexity and costs related to compliance. Many other jurisdictions (and the Federal Trade Commission, as the recently-designated primary United States regulator for privacy) continue to consider adopting or may adopt similar data protection regulations and certain jurisdictions, including Colorado and Virginia, have recently enacted data protection regulations. These regulations are typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction as well as to give individuals greater rights and/or control over how their data is processed. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the recent invalidation of the EU-US Privacy Shield has altered one of the acceptable approaches upon which many companies have relied to ensure compliant data transfers between the European Union and the United States. Additionally, some of these regulations, such as the CCPA, give consumers a private right of action against companies for violations of these rules. While we have invested and continue to invest significant resources to comply with the GDPR, CCPA and other privacy regulations, many of these regulations are new, extremely complex and subject to interpretation. Non-compliance with these laws could result in negative publicity, damage to our reputation, significant penalties or other legal liability. If legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, our results of operations, financial condition or competitive position could be adversely affected.

System capacity constraints, system failures or denial-of-service or other attacks could harm our business and our reputation.

Prior to the COVID-19 pandemic, we experienced rapid growth in consumer traffic to our online platforms, the number of accommodations on our extranets and the geographic breadth of our operations. As consumers begin to travel at pre-pandemic levels again, if our systems cannot be expanded to cope with increased demand or fail to perform, we could experience unanticipated disruptions in service, slower response times, decreased customer service and customer satisfaction and delays in the introduction of new services, any of which could impair our reputation, damage our brands and materially and adversely affect our results of operations. Further, as an online business, we are dependent on the internet and maintaining connectivity between ourselves and consumers, sources of internet traffic, such as Google, and our travel service providers and restaurants. As consumers increasingly turn to mobile and other smart devices, we also become dependent on consumers' access to the internet through mobile carriers and their systems. Disruptions in internet access, whether generally, in a specific market or otherwise, especially if widespread or prolonged, could materially adversely affect our business and results of operations. While we maintain redundant systems and hosting services, it is possible that we could experience an interruption in our business, and we do not carry business interruption insurance sufficient to compensate us for all losses that may occur.

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

Additionally, there have been significant changes made and proposed to international tax laws that increase the complexity, burden and cost of tax compliance. The Organisation for Economic Co-operation and Development ("OECD") initiated the "base erosion and profit shifting" ("BEPS") project to ensure international tax standards keep pace with changes in global business practices and to address situations where multinational businesses may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions in which the profit generating activities take place. On July 1, 2021, the OECD issued a Statement announcing that 130 member countries had agreed to an Inclusive Framework on BEPS consisting of a Two-Pillar solution to address the tax challenges arising from a digitalized economy. Pillar One would allow for a portion of the residual profits of in-scope multinational enterprises (“MNEs”) to be allocated to jurisdictions in which such MNEs are conducting at least a minimum amount of business. Initially, in-scope MNEs would be those with global turnover above 20 billion Euros and profit before tax above 10%. The turnover threshold would be reduced to 10 billion Euros beginning 7 years after the agreement comes into force assuming successful implementation of a mandatory binding dispute resolution mechanism for Pillar One. The Statement says that the final package will provide for appropriate coordination between the application of Pillar One and the removal of all digital services taxes and other relevant similar measures on all companies. Pillar Two includes a global minimum tax regime with a rate of at least 15% for MNEs with global annual revenue of at least 750 million Euros. A detailed implementation plan together with remaining issues are expected to be finalized by the October 2021 G20 meeting. The Statement anticipates finalization of the terms of Pillar One and Pillar Two in 2022 and the rules becoming effective in 2023. Based on our pre-COVID-19 revenue levels, it is likely that initially we would not be subject to the profit allocation rules of Pillar One as currently proposed. There still are many details to be finalized with the Inclusive Framework that could impact us including the mechanism and timing of the removal of all digital services taxes, and therefore, it is not certain how the Inclusive Framework will impact us.

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

A number of jurisdictions in the United States have initiated lawsuits or other proceedings against OTCs, including us, related to, among other things, the payment of certain travel transaction taxes (such as hotel occupancy taxes) that could include historical taxes that are claimed to be owed, interest, penalties, punitive damages and/or attorney's fees and costs. Additional jurisdictions may assert that we are subject to travel transaction taxes and could seek to collect such taxes, either retroactively, prospectively or both. For example, in May 2021, Clark County, Nevada filed a suit alleging an underpayment of hotel occupancy taxes. We continue to defend this and other similar lawsuits and, where appropriate, intend to continue to assert that we should not be subject to such taxes. Although we believe we do not owe the taxes claimed in these lawsuits, litigation is uncertain, and if there was an adverse outcome in this litigation, or any similar litigation in other jurisdictions, it could result in liabilities for past and/or future bookings, and it could have an adverse effect on our business, profit margins and results of operations. An unfavorable outcome or settlement of pending litigation could encourage the commencement of additional litigation, audit proceedings or other regulatory inquiries. Jurisdictions could also seek to amend their tax statutes in order to collect travel transaction taxes from us on a prospective basis. Additionally, a number of jurisdictions have adopted or may adopt laws that require us to collect and remit sales tax on behalf of travel service providers, which in some instances may negatively impact our revenue. Adverse tax decisions or new laws could have a material adverse effect on our business, margins, cash flows and results of operations.

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

There is significant legislative and public focus on the technology industry, especially as technology companies become larger. In some instances, countries have passed legislation that goes further to restrict business activities than actions taken by NCAs or other regulatory authorities. France, Italy, Belgium and Austria have passed legislation prohibiting parity contract clauses in their entirety and a German court recently ruled that our narrow parity clauses are not permitted under German anti-competition law. Additionally, the EU's Platform to Business Regulation regulates the relationship between online platforms such as Booking.com and European business users of online platforms. This new regulation requires online platforms to provide additional disclosure to European business partners, such as terms related to search result ranking and preferential pricing as well as provide for a mediation process to handle any disputes, among other changes. In December 2020, the European Commission proposed the Digital Markets Act and the Digital Services Act, which are expected to give regulators more instruments to investigate digital businesses and impose new rules on certain digital platforms if they are determined to be "gatekeepers." The proposed legislation is not final and it is not known what the laws will look like in their final forms. If the regulators were to determine that we are a gatekeeper under the proposed legislation, we could be subject to additional rules and regulations not applicable to all our competitors and our business could be harmed. For example, the rules applicable to gatekeepers could prohibit single sign-in for different products and create new data sharing requirements and limitations on the use of data from third parties. Additionally, in July 2021 President Biden of the United States signed an executive order aimed at restricting anticompetitive practices within the technology industry. Any rules or regulations that result from this executive order, as well as any other new laws and regulations and changing public perception relating to the technology industry could impact our services, require us to change our business practices or otherwise cause us to incur additional operating costs to comply with or address these developments. Further, as market conditions change as a result of investigations, litigation, legislation or political or social pressure, we may decide to voluntarily modify our business practices beyond what is required, the full effects of which may not be known when making the decision, but which could harm our competitive position and adversely affect our business and results of operations.

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

Compliance with the laws and regulations of multiple jurisdictions increases our cost of doing business. Examples of these laws and regulations, which vary and sometimes conflict, include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and local laws which also prohibit corrupt payments to governmental officials or third parties, data privacy requirements, labor relations laws, non-discrimination, human rights or anti-human trafficking laws and regulations, such as the U.K. Modern Slavery Act 2015, tax laws, anti-trust or competition laws, U.S., E.U. or U.N. sanctioned country or sanctioned persons mandates, and consumer protection laws. Violations of these laws and regulations could result in fines, penalties and/

or criminal sanctions against us, our officers or our employees and/or prohibitions on the conduct of our business. Any such violations could result in prohibitions on our ability to offer our services in one or more countries, could delay or prevent potential acquisitions, and could materially damage our reputation, our brands, our global expansion efforts, our ability to attract and retain employees and business partners, our business and our operating results. Even if we comply with these laws and regulations, doing business in certain jurisdictions or violations of these laws and regulations by the accommodations, restaurants, travel service providers or other parties with whom we conduct business could harm our reputation and brands, which could adversely affect our results of operations or stock price. In addition, these restrictions may provide a competitive advantage to our competitors unless they are also subject to comparable restrictions. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. Additionally, our employees in certain countries in Europe are represented by works councils and/or trade unions. We are required to consult with works councils on certain matters such as restructurings, acquisitions and divestitures and other matters that could impact our labor force. Consultations may not be completed on terms satisfactory to us and, as a result, could result in increases in our cost of labor, diversion of management's attention away from operating our business, delays in certain initiatives and expose us to claims and litigation. We are also subject to a variety of other regulatory, legal and public policy risks and challenges in managing an organization operating in various countries, including those related to:

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

Our results have been and will likely continue to be negatively impacted by consumer purchases made using fraudulent credit cards, claims the consumer did not authorize the purchase or consumers who have closed bank accounts or have insufficient funds in their bank accounts to satisfy payments. We may be held liable for accepting fraudulent credit cards (such as stolen or cloned cards) on our platforms or in connection with other fraudulent transactions on our platforms, as well as other payment disputes with consumers. Accordingly, we calculate and record an allowance for the resulting chargebacks. We must also continually implement and evolve measures to detect and reduce the risk of fraud, in particular as these methods become increasingly sophisticated. If we are unable to successfully combat the use of fraudulent credit cards on our platforms, our business, profit margins, results of operations and financial condition could be materially adversely affected.

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

As a greater percentage of our transactions involve us processing payments, our global systems and processes must be managed on a larger scale, which adds complexity, administrative burdens and costs and increases the demands on our systems and controls, which could adversely affect our results of operations. In addition, as our payment processing activities continue to develop, we expect to be subject to additional regulations, including financial services regulations, which we expect to result in increased compliance costs and complexities, including those associated with the implementation of new or advanced internal controls. For example, the E.U.'s Payment Services Directive 2, implemented in the UK through the Payment Services Regulations 2017, has further complicated the authentication process for accepting credit cards.  As a result of this, payments made on our platforms by consumers in the UK and the European Economic Area are subject to Strong Customer Authentication, which requires the consumer to engage in additional steps to authenticate their transaction. This new requirement could cause consumer transactions to take longer to process or otherwise inconvenience the consumer, which could result in consumers choosing not to utilize our platforms as often or at all. The implementation of this process has resulted and may continue to result in increased compliance costs and administrative burdens for us. Additionally, except where a consumer has acted fraudulently, the consumer will not be liable for any losses incurred in respect of an unauthorized payment transaction where strong customer authentication should have been applied but we did not require it.

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

In addition, in the event that one of our major travel service providers voluntarily or involuntarily declares bankruptcy or otherwise ceases or limits operations, we could experience an increase in chargebacks from customers with travel reservations with such travel service provider and we could experience financial loss from certain prepayments made to such travel service provider if we are not able to recover the prepayment. The COVID-19 pandemic and its resulting impact on travel demand, the travel industry and the economy increases the risk of insolvency or disruption to the ability of our travel service providers to provide services, and in some cases, resulted in the insolvency or closure of travel service providers. As a result, if one of our major travel service providers declares bankruptcy or ceases or limits operations or if many travel service providers declare bankruptcy or cease or limit operations, it could adversely impact our business and results of operations.

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

There are several privacy-driven initiatives that are changing the gathering and use of consumer data in the digital marketing ecosystem. These include phasing out the use of third-party cookies (and other tracking technologies) by browsers such as Safari and Google Chrome, restrictions on the use of the identifier for advertisers (such as the Apple “IDFA”) by mobile device manufacturers, the adoption of regulations by many jurisdictions that govern the use of cookies and, most recently, the ability for certain operating systems to hide a user's IP address from websites that user accesses in favor of an IP address associated with the operating system. A cookie is a text file that is stored on a user's computer or mobile device. An identifier, such as Apple's IDFA, is a unique device identifier assigned by the mobile device manufacturer which allows advertisers to recognize users across multiple mobile apps. An IP address can provide geographic and other information about users to the websites that such user accesses. Cookies, IP addresses and other tracking technologies are common tools used by thousands of websites and mobile apps, including ours, to, among other things, store or gather data (e.g., remember log-on details so a user does not have to re-enter them when revisiting a website or opening an app), market to consumers and enhance the user experience.

Google Chrome has announced that they will not permit the use of third-party cookies on Chrome beginning in 2023 and other browsers have already stopped their use. Apple has begun to require advertisers to gain consent to use the IDFA and other identifiers with their own consent framework. Apple also recently announced that all paying iCloud customers who update to the upcoming versions of iOS, iPadOS and OS X will have access to the new iCloud+ Private Relay when using the Safari browser to hide such user's IP address from websites. Many jurisdictions, including the European Union and more recently, California, have adopted regulations governing the use of cookies. While these initiatives will likely impact a small portion of our digital advertising practices, these changes are not unique to the digital advertising at our Company. While we believe that our primary performance marketing spend will not be directly impacted by these changes, we are poised to utilize alternative digital marketing techniques for the portion of our marketing spend that could be impacted. To the extent any of these restrictions and regulations impair our ability to serve certain customers in the most optimal manner or if we are less effective than our competitors in addressing this change, our ability to continue to improve and optimize performance on our platforms, our business, market share and results of operations could be adversely affected. Further, any failure to comply with these privacy regulations could result in fines and harm to our reputation.

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

In the past, we have been a defendant in securities class action litigation. Securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. To the extent our stock price declines or is volatile, we may in the future be the target of additional litigation. This additional litigation could result in substantial costs and divert management's attention and resources, either of which could adversely affect our business, financial condition and results of operations.

We face increased risks if the level of our debt increases.

We have a substantial amount of outstanding indebtedness and we may incur substantial additional indebtedness in the future, including through public or private offerings of debt securities. Our outstanding indebtedness and any additional indebtedness we incur may have significant consequences, which may be amplified if our cash flow and earnings decrease, as we experienced as a result of the COVID-19 pandemic and which could include:

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

We have invested in Trip.com Group convertible notes. We have also invested in other Chinese internet companies (i.e., Meituan and DiDi). See Notes 5 and 6 to our Unaudited Consolidated Financial Statements for more information regarding our investments in Trip.com Group, Meituan and DiDi securities. The value of these securities is subject to the risks associated with Trip.com Group's, Meituan's and DiDi's respective businesses, as well as any changes by the Chinese government in foreign investment laws or elevated scrutiny or regulation of foreign investments in Chinese companies. For example, Trip.com Group is a Cayman Islands company operating in China through what is commonly referred to as a variable interest entity, or VIE, structure where it conducts part of its business through contractual relationships with affiliated Chinese entities. Although VIE structures are commonly used by Chinese internet and e-commerce companies, there are substantial uncertainties regarding the interpretation and application of People's Republic of China ("PRC") laws and regulations to VIE structures, and it is possible that the PRC government may view the VIE structure as a violation of PRC law. VIE contractual relationships are not as effective in providing control over the affiliated Chinese companies as direct ownership, and Trip.com Group would have to rely on the PRC legal system to enforce those contracts in the event of a breach by one of these entities. Further, conflicts of interest could arise to the extent Trip.com Group's officers or directors are also shareholders, officers or directors of the affiliated Chinese entities. Any of these risks could materially and adversely affect Trip.com Group's business and therefore the value of our investment in Trip.com Group. Similar VIE-structure considerations and risks apply with respect to our investments in securities of Meituan and DiDi, each of which is a Cayman Islands company operating in China through a VIE structure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended June 30, 2021.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 –	—	(1)	N/A	—	$10,420,229,500	(1)
April 30, 2021	34	(2)	$2,364.11	N/A	N/A

May 1, 2021 –	—	(1)	N/A	—	$10,420,229,500	(1)
May 31, 2021	2,080	(2)	$2,255.58	N/A	N/A

June 1, 2021 –	—	(1)	N/A	—	$10,420,229,500	(1)
June 30, 2021	2,031	(2)	$2,172.53	N/A	N/A
Total	4,145		$2,215.77	—	$10,420,229,500
 _____________________________
(1)    Pursuant to a stock repurchase program announced on May 9, 2019, whereby we were authorized to repurchase up to $15.0 billion of our common stock.
(2)    Pursuant to a general authorization, not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. The table above does not include adjustments during the three months ended June 30, 2021 to previously withheld share amounts (reduction of 198 share) that reflect changes to the estimates of employee tax withholding obligations.

Repurchase and Dividend Restrictions

Since October 2020, our revolving credit facility has included a covenant that restricts us from declaring and making any cash distribution and repurchasing any of our shares (with certain exceptions including in connection with tax withholding related to shares issued to employees) unless (i) prior to the delivery of financial statements for the three months ending June 30, 2022, we have at least $6.0 billion of liquidity on a pro forma basis, based on unrestricted cash, cash equivalents, short-term investments and unused capacity under our revolving credit facility and (ii) after the delivery of financial statements for the three months ending June 30, 2022, we are in compliance on a pro forma basis with the maximum leverage ratio covenant then in effect. Such restriction ends upon delivery of financial statements required for the three months ending June 30, 2023, or we have the ability to terminate this restriction earlier if we demonstrate compliance with the original maximum leverage ratio covenant in the revolving credit facility. See Note 9 to our Unaudited Consolidated Financial Statements for more information.

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of June 4, 2021.
3.3(b)	Amended and Restated By-Laws of Booking Holdings Inc., dated as of June 4, 2021.
10.1(b)	1999 Omnibus Plan, as amended and restated effective June 3, 2021.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David I. Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David I. Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101).
(a)    Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 and incorporated herein by reference.
(b)    Previously filed as an exhibit to the Current Report on Form 8-K filed on June 4, 2021 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKING HOLDINGS INC.
(Registrant)

Date:	August 4, 2021	By:	/s/ David I. Goulden
Name: David I. Goulden Title: Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)