Form 10-Q
period 2021-09-30
Booking Holdings Inc.
filed 2021-11-03
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Number of shares of Common Stock outstanding at October 27, 2021:

Common Stock, par value $0.008 per share	41,063,485
(Class)	(Number of Shares)

Booking Holdings Inc.
Form 10-Q

For the Three Months Ended September 30, 2021

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,643	$10,562
Short-term investments (Available-for-sale debt securities: Amortized cost of $525 and $500, respectively)	522	501
Accounts receivable, net (Allowance for expected credit losses of $110 and $166, respectively)	1,555	529
Prepaid expenses, net (Allowance for expected credit losses of $15 and $22, respectively)	394	337
Other current assets	238	277
Total current assets	14,352	12,206
Property and equipment, net	762	756
Operating lease assets	445	529
Intangible assets, net	1,677	1,812
Goodwill	1,872	1,895
Long-term investments (Includes available-for-sale debt securities: Amortized cost of $200 and $225, respectively)	3,283	3,759
Other assets, net (Allowance for expected credit losses of $35 and $33, respectively)	950	917
Total assets	$23,341	$21,874
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,466	$735
Accrued expenses and other current liabilities	2,069	1,382
Deferred merchant bookings	1,086	323
Short-term debt	1,158	985
Total current liabilities	5,779	3,425
Deferred income taxes	906	1,127
Operating lease liabilities	295	366
Long-term U.S. transition tax liability	824	923
Other long-term liabilities	116	111
Long-term debt	9,876	11,029
Total liabilities	17,796	16,981
Commitments and contingencies (see Note 13)
Stockholders' equity:
Common stock, $0.008 par value, Authorized shares: 1,000,000,000 Issued shares: 63,580,079 and 63,406,451, respectively	—	—
Treasury stock, 22,516,608 and 22,446,897 shares, respectively	(24,286)	(24,128)
Additional paid-in capital	6,068	5,851
Retained earnings	23,835	23,288
Accumulated other comprehensive loss	(72)	(118)
Total stockholders' equity	5,545	4,893
Total liabilities and stockholders' equity	$23,341	$21,874

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Agency revenues	$2,867	$1,723	$4,912	$3,504
Merchant revenues	1,622	837	2,656	1,741
Advertising and other revenues	187	80	409	313
Total revenues	4,676	2,640	7,977	5,558
Operating expenses:
Marketing expenses	1,378	731	2,827	1,793
Sales and other expenses	302	129	620	637
Personnel, including stock-based compensation of $85, $80, $284 and $163, respectively	591	517	1,829	1,453
General and administrative	179	148	432	453
Information technology	109	71	289	219
Depreciation and amortization	102	115	323	344
Restructuring and other exit costs	—	41	9	75
Impairment of goodwill	—	573	—	1,062
Total operating expenses	2,661	2,325	6,329	6,036
Operating income (loss)	2,015	315	1,648	(478)
Interest expense	(80)	(98)	(259)	(258)
Other income (expense), net	(967)	618	(740)	1,058
Income before income taxes	968	835	649	322
Income tax expense	199	34	102	98
Net income	$769	$801	$547	$224
Net income applicable to common stockholders per basic common share	$18.73	$19.56	$13.33	$5.46
Weighted-average number of basic common shares outstanding (in 000's)	41,068	40,935	41,032	40,983
Net income applicable to common stockholders per diluted common share	$18.60	$19.49	$13.22	$5.44
Weighted-average number of diluted common shares outstanding (in 000's)	41,342	41,081	41,359	41,142

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$769	$801	$547	$224
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(30)	42	(52)	(3)
Net unrealized gains (losses) on available-for-sale securities	1	(5)	98	(2)
Total other comprehensive (loss) income, net of tax	(29)	37	46	(5)
Comprehensive income	$740	$838	$593	$219

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 and 2020
(In millions, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares (in 000's)	Amount	Shares (in 000's)	Amount
Balance, June 30, 2021	63,575	$—	(22,515)	$(24,283)	$6,059	$23,066	$(43)	$4,799
Net income	—	—	—	—	—	769	—	769
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(30)	(30)
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	1	1
Conversion of debt	—	—	—	—	(81)	—	—	(81)
Exercise of stock options and vesting of restricted stock units and performance share units	5	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(2)	(3)	—	—	—	(3)
Stock-based compensation and other stock-based payments	—	—	—	—	90	—	—	90
Balance, September 30, 2021	63,580	$—	(22,517)	$(24,286)	$6,068	$23,835	$(72)	$5,545

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, December 31, 2020	63,406	$—	(22,447)	$(24,128)	$5,851	$23,288	$(118)	$4,893
Net income	—	—	—	—	—	547	—	547
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(52)	(52)
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	98	98
Conversion of debt	—	—	—	—	(86)	—	—	(86)
Exercise of stock options and vesting of restricted stock units and performance share units	174	—	—	—	4	—	—	4
Repurchase of common stock	—	—	(70)	(158)	—	—	—	(158)
Stock-based compensation and other stock-based payments	—	—	—	—	299	—	—	299
Balance, September 30, 2021	63,580	$—	(22,517)	$(24,286)	$6,068	$23,835	$(72)	$5,545

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares (in 000's)	Amount	Shares (in 000's)	Amount
Balance, June 30, 2020	63,391	$—	(22,442)	$(24,119)	$5,699	$22,652	$(233)	$3,999
Net income	—	—	—	—	—	801	—	801
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	42	42
Net unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(5)	(5)
Exercise of stock options and vesting of restricted stock units and performance share units	8	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(2)	(4)	—	—	—	(4)
Stock-based compensation and other stock-based payments	—	—	—	—	80	—	—	80
Balance, September 30, 2020	63,399	$—	(22,444)	$(24,123)	$5,779	$23,453	$(196)	$4,913

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares (in 000's)	Amount	Shares (in 000's)	Amount				Total
Balance, December 31, 2019	63,179	$—	(21,762)	$(22,864)	$5,756	$23,232	$(191)	$5,933
Cumulative effect of adoption of accounting standards update	—	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	224	—	224
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(3)	(3)
Net unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(2)	(2)
Issuance of convertible senior notes	—	—	—	—	96	—	—	96
Conversion of debt	—	—	—	—	(245)	—	—	(245)
Exercise of stock options and vesting of restricted stock units and performance share units	220	—	—	—	6	—	—	6
Repurchase of common stock	—	—	(682)	(1,259)	—	—	—	(1,259)
Stock-based compensation and other stock-based payments	—	—	—	—	166	—	—	166
Balance, September 30, 2020	63,399	$—	(22,444)	$(24,123)	$5,779	$23,453	$(196)	$4,913

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$547	$224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	323	344
Provision for expected credit losses and chargebacks	88	307
Deferred income tax (benefit) expense	(343)	101
Net losses (gains) on equity securities	589	(1,261)
Stock-based compensation expense and other stock-based payments	290	179
Operating lease amortization	135	137
Amortization of debt discount and debt issuance costs	44	48
Unrealized foreign currency transaction (gains) losses on Euro-denominated debt	(108)	139
Impairment of goodwill	—	1,062
Impairment of investment	—	100
Loss on early extinguishment of debt	242	—
Other	17	3
Changes in assets and liabilities:
Accounts receivable	(1,172)	554
Prepaid expenses and other current assets	(35)	230
Deferred merchant bookings and other current liabilities	2,083	(1,593)
Other long-term assets and liabilities	(159)	88
Net cash provided by operating activities	2,541	662
INVESTING ACTIVITIES:
Purchase of investments	(15)	(72)
Proceeds from sale and maturity of investments	8	2,997
Additions to property and equipment	(203)	(222)
Other investing activities	(5)	—
Net cash (used in) provided by investing activities	(215)	2,703
FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	2,015	4,108
Payments of debt issuance costs	(10)	(38)
Payments for redemption and conversion of debt	(3,068)	(1,244)
Payments for repurchase of common stock	(159)	(1,299)
Other financing activities	(12)	5
Net cash (used in) provided by financing activities	(1,234)	1,532
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(11)	(12)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	1,081	4,885
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period	10,582	6,332
Total cash and cash equivalents and restricted cash and cash equivalents, end of period	$11,663	$11,217
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes (see Note 17)	$420	$152
Cash paid during the period for interest	$231	$158

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

Impact of COVID-19

The ongoing outbreak of the novel strain of the coronavirus COVID-19 (the "COVID-19 pandemic"), as well as subsequent outbreaks driven by new variants of COVID-19, and the resulting economic conditions and government restrictions resulted in a material decrease in consumer spending and a significant decline in travel and restaurant activities and consumer demand for related services as compared to 2019 levels. See Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for further information. The Company’s financial results and prospects are almost entirely dependent on the sale of travel-related services. Governments around the world continue to implement a variety of measures to reduce the spread of COVID-19, including travel restrictions, bans and advisories, instructions to practice social distancing, curfews, quarantine advisories, including quarantine restrictions after travel in certain locations, shelter-in-place orders, required closures of non-essential businesses, vaccination mandates or requirements for businesses to confirm employees' vaccination status, and other restrictions. These government mandates have had a significant adverse effect on many of the customers on whom the Company’s business relies, including hotels and other accommodation providers, airlines and restaurants, as well as the Company's workforce, operations and consumers. Though some governments have started to relax COVID-19-related restrictions and vaccine distributions are well underway in some countries, there remains uncertainty around the impact of the new variants of COVID-19, when remaining restrictions will be lifted, if additional restrictions may be initiated or reimposed, if there will be changes to travel behavior patterns when government restrictions are fully lifted, and the timing of distribution and administration of COVID-19 vaccines globally.

In 2020, given the severe downturn in the global travel industry and the financial difficulties faced by many of the Company's travel service provider and restaurant customers and marketing affiliates, the Company increased its provision for expected credit losses (also referred to as provision for bad debt or provision for uncollectible accounts) on receivables from and prepayments to its travel service provider and restaurant customers and marketing affiliates (see Note 7). Moreover, due to the high level of cancellations of existing reservations, the Company incurred higher than normal cash outlays to refund consumers for prepaid reservations, including certain situations where the Company had already transferred the prepayment to the travel service provider (see Note 2). In 2021, based on its review of recent historical credit loss experience and stability in the economic conditions in certain markets, the Company revised its estimates of expected credit losses (see Note 7). Any significant increase in the Company's provision for expected credit losses and any significant increase in cash outlays to refund consumers would have a corresponding adverse effect on the Company's results of operations and related cash flows.

As a result of the deterioration of the Company’s business due to the COVID-19 pandemic, the Company recorded significant goodwill impairment charges in 2020 (see Note 8). In addition, the Company recorded a significant impairment charge in 2020 for one of the Company's long-term investments (see Notes 5 and 6). Even though no additional impairment indicators were identified as of September 30, 2021 for these assets, it is possible that the Company may have to record additional significant impairment charges in future periods.

See Note 9 for additional information about the Company’s existing debt arrangements, including 1.7 billion Euros of debt issued in March 2021, payment of $2.0 billion in April 2021 to redeem certain Senior Notes issued in April 2020 and payment of $1.1 billion to satisfy the aggregate principal amount and the conversion premium in excess of the principal amount of the Senior Convertible Notes due September 2021. The Company’s continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, the Company’s ability to meet debt covenant requirements, the Company’s operating performance and the Company's credit ratings.

While there have been some signs of a recovery in travel demand in many parts of the world including the United States and Europe as well as more recently in Asia, the Company continues to expect that its business will be adversely impacted by surges of COVID-19 case counts, including those driven by variants of COVID-19, as well as any government-imposed travel restrictions in reaction to COVID-19 outbreaks, which could remain a risk for an extended period of time. The extent of the effects of the COVID-19 pandemic on the Company’s business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments. These include, but are not limited to, the severity, extent and duration of the COVID-19 pandemic, including as a result of any new variants of COVID-19 and any resurgences of the pandemic, the global distribution of the vaccines and their efficacy against existing and any future variants of COVID-19, and their impacts on the travel and restaurant industries and consumer spending more broadly. While vaccinations continue to advance throughout the world, many countries in Asia, Africa, South America, and other parts of the world have made slower progress. Additionally, the highly-transmissible Delta variant of COVID-19 has caused authorities in various countries to reimpose restrictions such as mask mandates, curfews and prohibitions on large gatherings. Even though there have been some improvements in the economic and operating conditions for the Company's business since the outset of the COVID-19 pandemic, the Company cannot predict the long-term effects of the pandemic on its business or the travel and restaurant industries as a whole. If the travel and restaurant industries are fundamentally changed by the COVID-19 pandemic in ways that are detrimental to the Company’s operating model, the Company’s business may continue to be adversely affected even as the broader global economy recovers.

In response to the reduction in the Company's business volumes as a result of the impact of the COVID-19 pandemic, during the year ended December 31, 2020, the Company took actions to reduce the size of its workforce to optimize efficiency and reduce costs. See Note 14 for additional information. The Company also participated in certain governmental assistance programs and received certain grants and other assistance. In June 2021, the Company announced its intention to voluntarily return the government assistance received and has repaid $107 million as of September 30, 2021. See Note 15 for additional information.

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

Other Recent Accounting Pronouncements

Accounting for Acquired Revenue Contracts with Customers in a Business Combination

In October 2021, the FASB issued a new accounting update that requires an acquirer to recognize and measure certain contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, rather than at fair value on the acquisition date as required under current U.S. GAAP. The update is effective for the Company from January 1, 2023 and should be applied prospectively to business combinations occurring on or after that date. Early adoption is permitted. The Company is currently evaluating the impact to its Consolidated Financial Statements of adopting this update.

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued a new accounting update relating to convertible instruments and contracts in an entity’s own equity. For convertible instruments, the accounting update reduces the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. The accounting update amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The update is effective for the Company from January 1, 2022. The update can be adopted on either a full or modified retrospective transition method. The Company is currently evaluating the impact to its Consolidated Financial Statements of adopting this update, including determining the transition method and establishing the related processes and controls. For the Company’s convertible debt instruments, interest expense for the periods subsequent to the adoption of the new accounting update will be reflected in the financial statements using interest rates that typically will be closer to the coupon interest rate of such instruments rather than a generally higher imputed interest expense that results from the separation of conversion features required by current U.S. GAAP. See Note 9 for additional information on the Company’s convertible debt instruments. The accounting update also requires changes in the diluted earnings per share calculation in certain areas, including the use of the if-converted method instead of the treasury stock method which was permitted in certain situations under current U.S. GAAP. See Note 4 for additional information on earnings per share.

2.                                    REVENUE

Disaggregation of Revenue

Geographic Information

The Company's international revenue information consists of the results of Booking.com, agoda and Rentalcars.com in their entirety and the results of the international businesses of KAYAK and OpenTable. This classification is independent of where the consumer resides, where the consumer is physically located while using the Company's services or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com (which is domiciled in the Netherlands) at a hotel in New York by a consumer in the United States is part of the results of the Company's international businesses. The Company's geographic information is as follows (in millions):

		International
	United States	The Netherlands	Other	Total
Total revenues for the three months ended September 30,
2021	$444	$3,955	$277	$4,676
2020	$214	$2,231	$195	$2,640

Total revenues for the nine months ended September 30,
2021	$1,034	$6,367	$576	$7,977
2020	$604	$4,352	$602	$5,558

Revenue by Type of Service

Approximately 89% and 87% of the Company's revenue for the three and nine months ended September 30, 2021, respectively, and 91% and 88% of the Company's revenue for the three and nine months ended September 30, 2020, respectively, relates to online accommodation reservation services. Revenue from all other sources of online travel reservation services and advertising and other revenues each individually represent less than 10% of the Company's total revenues for each period.

Deferred Merchant Bookings and Deferred Revenue

Cash payments received from travelers in advance of the Company completing its performance obligations are included in "Deferred merchant bookings" in the Company's Consolidated Balance Sheets and are comprised principally of amounts estimated to be payable to the travel service providers as well as the Company's estimated deferred revenue for its commission or margin and fees. At September 30, 2021 and December 31, 2020, deferred merchant bookings included deferred revenue for online travel reservation services of $163 million and $50 million, respectively. The amounts are subject to refunds for cancellations. The Company expects to complete its performance obligations generally within one year from the reservation date. During the nine months ended September 30, 2021, the Company recognized revenues of $34 million from the deferred revenue balance as of December 31, 2020. The increase in the deferred revenue balance for the nine months ended September 30, 2021 is principally driven by payments received from travelers, net of amounts estimated to be payable to travel service providers, for online travel reservations in the current period.

Loyalty and Other Incentive Programs

The Company provides loyalty programs, such as OpenTable's loyalty program, where participating consumers are awarded loyalty points on current transactions that can be redeemed in the future. At September 30, 2021 and December 31, 2020, liabilities for loyalty program incentives of $13 million and $21 million, respectively, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets. The estimated fair value of the loyalty points that are expected to be redeemed is recognized as a reduction of revenue at the time the incentives are granted. In addition to the loyalty programs, at September 30, 2021 and December 31, 2020, liabilities of $61 million and $60 million, respectively, for other incentive programs, such as referral bonuses, rebates, credits and discounts, including for Booking.com's back-to-travel campaigns, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

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

Due to the impact of the COVID-19 pandemic (see Note 1), there was a significant decline, as of March 31, 2020, in the estimated performance over the performance periods against the performance targets and consequently, a significant reduction in the number of shares that were probable to be issued as compared to December 31, 2019. As a result, for the three months ended March 31, 2020, the Company recognized a reduction in stock-based compensation expense of $73 million, which is included in "Personnel" expense in the Unaudited Consolidated Statement of Operations for the nine months ended September 30, 2020. During the three months ended June 30, 2020, considering pre-COVID-19 performance and the significant effect of the COVID-19 pandemic on Company performance and consequently on the number of shares that were probable to be issued to employees, the Company modified the performance-based awards granted in 2018 (other than the performance-based awards granted to executive officers and certain other employees) to fix the number of shares to be issued, subject to other vesting conditions. As a result, the Company incurred additional stock-based compensation expense of $11 million, which was recognized over the remaining requisite service period. During the three months ended March 31, 2021, the Company modified the performance-based awards granted in 2018 and 2019 to its executive officers, to fix the number of shares to be issued, subject to other vesting conditions. The modification, in the aggregate, resulted in additional stock-based compensation expense of $40 million, to be recognized over the remaining requisite service periods for the performance-based awards.

Restricted stock units and performance share units granted by the Company during the three and nine months ended September 30, 2021 had an aggregate grant-date fair value of $22 million and $400 million, respectively.  Restricted stock units and performance share units that vested during the three and nine months ended September 30, 2021 had an aggregate fair value at vesting of $8 million and $385 million, respectively. At September 30, 2021, there was $520 million of estimated total future stock-based compensation expense related to unvested restricted stock units and performance share units to be recognized over a weighted-average period of 2.0 years. At September 30, 2021, there was $33 million of estimated total future stock-based compensation expense related to unvested stock options to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Units

The Company makes broad-based grants of restricted stock units that generally vest during a period of one- to three-years, subject to certain exceptions for terminations other than for "cause," for "good reason" or on account of death or disability.
The following table summarizes the activity of restricted stock units for employees and non-employee directors during the nine months ended September 30, 2021:

Restricted Stock Units	Shares	Weighted-average Grant-date Fair Value
Unvested at December 31, 2020	305,959	$1,697

Granted	133,667	$2,270
Vested	(114,486)	$1,793
Forfeited	(39,382)	$1,882
Unvested at September 30, 2021	285,758	$1,901

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

The following table summarizes the activity of performance share units for employees during the nine months ended September 30, 2021:

Performance Share Units	Shares	Weighted-average Grant-date Fair Value
Unvested at December 31, 2020	84,478	$1,930

Granted (1)	42,173	$2,287
Vested	(55,426)	$1,999
Performance shares adjustment (2)	44,346	$2,125
Forfeited	(7,248)	$1,792
Unvested at September 30, 2021	108,323	$2,123

(1) Excludes 12,251 performance share units awarded during the nine months ended September 30, 2021 for which the grant date under ASC 718, Compensation - Stock Compensation, has not yet been established. Among other conditions, for the grant date to be established, a mutual understanding is required to be reached between the Company and the employee of the key terms and conditions of the award, including the performance targets. The performance targets for each of the annual performance periods under the award are set at the beginning of the respective year.
(2) Probable outcome for performance-based awards is updated based upon changes in actual and forecasted operating results or expected achievement of performance goals, as applicable, and the impact of modifications.
The following table summarizes the estimated vesting, as of September 30, 2021, of performance share units granted in 2021, 2020 and 2019, net of forfeiture and vesting since the respective grant dates:

Performance Share Units, by grant year	2021(1)	2020	2019
Shares probable to be issued	63,523	11,752	33,048
Shares not subject to the achievement of minimum performance thresholds	28,198	—	33,048
Shares that could be issued if maximum performance thresholds are met	63,523	18,080	61,669
(1) Excludes performance share units awarded during the nine months ended September 30, 2021 for which the grant date under ASC 718 has not yet been established as disclosed above.
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

The following table summarizes the activity for stock options during the nine months ended September 30, 2021:

Employee Stock Options	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-average Remaining Contractual Term (in years)
Balance, December 31, 2020	152,746	$1,401	$126	9.3
Exercised	(3,592)	$1,226
Forfeited	(12,846)	$1,411
Balance, September 30, 2021	136,308	$1,405	$132	8.5
Exercisable at September 30, 2021	1,293	$789	$2	1.9

The aggregate intrinsic value of employee stock options exercised during the nine months ended September 30, 2021 and 2020 was $4 million and $14 million, respectively.

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted net income per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted-average number of basic common shares outstanding	41,068	40,935	41,032	40,983
Weighted-average dilutive stock options, restricted stock units and performance share units	178	146	202	142
Assumed conversion of convertible senior notes	96	—	125	17
Weighted-average number of diluted common and common equivalent shares outstanding	41,342	41,081	41,359	41,142

For the nine months ended September 30, 2021, 15,434 potential common shares, and for the three and nine months ended September 30, 2020, 163,507 and 165,923 potential common shares, respectively, related to stock options, restricted stock units and performance share units, as applicable, were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the respective period.

5.                                      INVESTMENTS

The following table summarizes, by major security type, the Company's investments at September 30, 2021 (in millions):

	Cost	Gross Unrealized Gains /Upward Adjustments	Gross Unrealized Losses /Downward Adjustments	Carrying Value
Short-term investments:
Debt securities:
Trip.com Group convertible debt securities	$525	$—	$(3)	$522

Long-term investments:
Investments in private companies:
Debt securities	$200	$130	$—	$330
Equity securities	66	3	—	69
Other long-term investments:
Equity securities	963	2,115	(194)	2,884
Total	$1,229	$2,248	$(194)	$3,283
The following table summarizes, by major security type, the Company's investments at December 31, 2020 (in millions):

	Cost	Gross Unrealized Gains/Upward Adjustments	Gross Unrealized Losses/Downward Adjustments	Carrying Value
Short-term investments:
Debt securities:
Trip.com Group convertible debt securities	$500	$1	$—	$501

Long-term investments:
Investments in private companies:
Debt securities	$200	$—	$—	$200
Equity securities	552	3	(100)	455
Other long-term investments:
Debt securities:
Trip.com Group convertible debt securities	25	—	(1)	24
Equity securities	463	2,617	—	3,080
Total	$1,240	$2,620	$(101)	$3,759

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

Investments in equity securities include equity securities with readily determinable fair values and equity securities without readily determinable fair values. Equity securities with readily determinable fair values are reported at estimated fair value with changes in fair value recognized in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations. The Company also holds investments in equity securities of private companies, over which the Company does not have the ability to exercise significant influence or control. The Company elected to measure these investments at cost less impairment, if any. Such investments are also required to be measured at fair value as of the date of certain observable transactions for the identical or a similar investment of the same issuer.

During the nine months ended September 30, 2020, the Company realized $2.2 billion in cash from the sales and maturities of its investments in government and corporate debt securities.

Investments in Trip.com Group

At September 30, 2021, the Company had $525 million invested in convertible senior notes issued at par value by Trip.com Group including $25 million six-year convertible senior notes issued in September 2016 and $500 million ten-year convertible senior notes issued in December 2015. The $500 million convertible senior notes include a put option allowing the Company, at its option, to require a prepayment in cash from Trip.com Group at the end of the sixth year of the note. The $500 million convertible senior notes were classified as "Short-term investments" in the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020 as the Company expects to exercise the put option and redeem the investment.

The Company determined that the economic characteristics and risks of the put option related to the $500 million convertible senior notes are clearly and closely related to the notes, and therefore did not meet the requirement for separate accounting as embedded derivatives. The Company monitors the conversion features of these notes to determine whether they meet the definition of an embedded derivative during each reporting period. The conversion feature associated with the $25 million convertible senior notes meets the definition of an embedded derivative that requires separate accounting. The embedded derivative is bifurcated for fair value measurement purposes only and is reported in the Consolidated Balance Sheets with its host contract in "Short-term investments" or "Long-term investments," as applicable. The mark-to-market adjustments of the embedded derivative are included in "Other income (expense), net" in the Company's Unaudited Consolidated Statements of Operations.

During the nine months ended September 30, 2020, the Company sold its entire investment in Trip.com Group American Depositary Shares ("ADSs"), with a cost basis of $655 million, for $525 million. "Other income (expense), net" in the Unaudited Consolidated Statement of Operations for the nine months ended September 30, 2020 includes a net realized loss of $201 million related to the sale of Trip.com Group ADSs.

Investment in Meituan

In 2017, the Company invested $450 million in preferred shares of Meituan, the leading e-commerce platform for local services in China. The investment has been converted to ordinary shares and classified as equity securities with readily determinable fair values since Meituan's initial public offering in 2018. The investment had a fair value of $2.6 billion and $3.1 billion at September 30, 2021 and December 31, 2020, respectively, which is included in "Long-term investments" in the Consolidated Balance Sheets. Net unrealized losses of $772 million and $509 million for the three and nine months ended September 30, 2021, respectively, and net unrealized gains of $727 million and $1.4 billion for the three and nine months ended September 30, 2020, respectively, related to this investment, are included in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations.

Investment in DiDi Global Inc.

In 2018, the Company invested $500 million in preferred shares of DiDi Global Inc. ("DiDi"). The investment was classified as equity securities without readily determinable fair values and measured at cost less impairment, if any. The investment was also required to be measured at fair value as of the date of certain observable transactions for the identical or a similar investment issued by DiDi. In June 2021, DiDi announced the pricing of its initial public offering of ADSs, with four ADSs representing one Class A ordinary share, and its ADSs began publicly trading on the New York Stock Exchange. As a result of DiDi's initial public offering, the Company's investment was converted to Class A ordinary shares and classified as equity securities with readily determinable fair values. In connection with the initial public offering, the Company entered into a lock-up agreement with the underwriters. The lock-up agreement expires in December 2021 and restricts the sale, transfer or disposal by other means of the Company's investment in DiDi. The investment had a fair value of $306 million at September 30, 2021, which is included in "Long-term investments" in the Company's Consolidated Balance Sheet. The Company recorded unrealized losses of $249 million and $94 million in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2021, respectively.

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
Investments in Private Companies
Equity Securities without Readily Determinable Fair Values

The Company had $66 million and $552 million invested in equity securities of private companies at September 30, 2021 and December 31, 2020, respectively, including $51 million invested in Yanolja Co., Ltd. ("Yanolja"). These investments are measured at cost less impairment, if any. Such investments are also required to be measured at fair value as of the date of certain observable transactions for the identical or a similar investment of the same issuer. These investments are included in "Long-term investments" in the Company's Consolidated Balance Sheets. The investment balance at December 31, 2020 includes the Company's investment in DiDi, which was reclassified as equity securities with readily determinable fair values as disclosed above.

In July 2021, Yanolja announced a new round of funding into the company. The new round of funding and certain other transactions in the equity securities of Yanolja were completed in October 2021. As a result of these observable transactions, the Company will measure its investment in Yanolja at fair value and expects that it will record an unrealized gain, before tax, of approximately $250 million during the three months ending December 31, 2021.

Debt Securities

The Company had $200 million invested in preferred shares of Grab Holdings Inc. ("Grab"), with an estimated fair value of $330 million and $200 million at September 30, 2021 and December 31, 2020, respectively (see Note 6). The investment in Grab is classified as a debt security for accounting purposes and categorized as available-for-sale. The preferred shares are convertible to ordinary shares at the Company’s option and are mandatorily convertible upon an initial public offering. The preferred shares also contain a redemption feature that can be exercised by the Company after certain points of time. The investment is reported at its estimated fair value in "Long-term investments" in the Company's Consolidated Balance Sheets, with the aggregate unrealized gains and losses, net of tax, reflected in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets.

In April 2021, Grab announced its intention to pursue a public listing of its shares in the U.S. through a merger with Altimeter Growth Corp. ("Altimeter") (the "Grab Transaction"). The transaction is subject to certain closing conditions, including, the effectiveness of the relevant registration statement filed with the SEC and the approval of Altimeter and Grab shareholders. In connection with the proposed transaction, the Company has entered into a voting support and lock-up agreement with Grab. The voting support and lock-up agreement, among other things, restricts the sale or transfer of certain of the Company's shares in Grab for specified periods.

6.                                      FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value at September 30, 2021 and nonrecurring fair value measurements are classified in the categories described in the table below (in millions):

	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
ASSETS:
Cash equivalents and restricted cash equivalents:
Money market fund investments	$11,074	$—	$—	$11,074
Time deposits and certificates of deposit	41	—	—	41
Short-term investments:
Trip.com Group convertible debt securities	—	522	—	522
Long-term investments:
Investments in private companies:
Debt securities	—	—	330	330
Other long-term investments:
Equity securities	2,884	—	—	2,884
Derivatives:
Foreign currency exchange derivatives	—	8	—	8
Total assets at fair value	$13,999	$530	$330	$14,859

LIABILITIES:
Foreign currency exchange derivatives	$—	$11	$—	$11

Nonrecurring fair value measurements
Investment in equity securities of a private company	$—	$18	$—	$18

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

Rollforward of Level 3 Fair Value Measurements

The following table summarizes the fair value adjustments for debt securities measured using significant unobservable inputs (level 3) (in millions):

	For the Nine Months Ended September 30,
	2021	2020(1)
Balance, beginning of year	$200	$250
Unrealized gains included in accumulated other comprehensive loss(2)	130	—
Balance, end of period	$330	$250
(1) The Company recognized an unrealized loss of $20 million during the three months ended March 31, 2020 and an unrealized gain of $20 million during the three months ended June 30, 2020 related to the investment in Grab.

(2) The unrealized gains are recorded in "Accumulated other comprehensive loss" in the Consolidated Balance Sheet.

Investments

See Note 5 for additional information related to the Company's investments.

The valuation of investments in Trip.com Group convertible debt securities are considered "Level 2" valuations because the Company has access to quoted prices for identical or comparable securities, but does not have visibility into the volume and frequency of trading for these investments. A market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.

Investments in private companies measured using Level 3 inputs

The Company’s investments measured using Level 3 inputs primarily consist of preferred stock investments in privately-held companies that are classified as either debt securities or equity securities without readily determinable fair values. Fair values of privately held securities are estimated using a variety of valuation methodologies, including both market and income approaches. The Company has used valuation techniques appropriate for the type of investment and the information available about the investee as of the valuation date to determine fair value. Recent financing transactions in the investee, such as new investments in preferred stock, are generally considered the best indication of the enterprise value and therefore used as a basis to estimate fair value.  As applicable, the Company also considers publicly disclosed information for certain merger transactions (not yet consummated), including those involving special purpose acquisition companies. However, based on a number of factors, such as the proximity in timing to the valuation date or the volume or other terms of these financing transactions, the Company may also use other valuation techniques to supplement this data, including the income approach. In addition, an option-pricing model ("OPM") is utilized to allocate value to the various classes of securities of the investee, including the class owned by the Company.  In certain situations, the current value method ("CVM") is utilized to allocate value to the various classes of equity based on their as-converted values. The OPM and CVM include assumptions around the investees' expected time to liquidity and volatility.

The Company's investment in Grab, which is classified as a debt security for accounting purposes, had an estimated fair value of $330 million and $200 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, the Company measured this investment using Level 3 inputs and management's estimates that incorporate current market participant expectations of future cash flows alongside the Grab Transaction value and other relevant information.

To estimate the fair value of Grab, the Company used a relative weighting of 70% market approach using the Grab Transaction value and 30% income approach. The market approach uses the Grab Transaction value and an estimated discount for the lack of marketability. The key unobservable inputs used include the volatility (65%) and an estimated time to liquidity of three months. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on a company’s weighted-average cost of capital, and is adjusted to reflect the risks inherent in its cash flows. The key unobservable inputs and ranges used include the weighted-average cost of capital (12.0%-14.5%), terminal earnings before interest, taxes, depreciation and amortization ("EBITDA") multiple (12x-14x), volatility (60%-70%) and an estimated time to liquidity of five months. Significant changes in any of these inputs in isolation would result in significantly different fair value measurements. Generally, a change in the assumption used for terminal EBITDA multiples would result in a directionally similar change in the fair value and a change in the assumption used for weighted-average cost of capital or volatility would result in a directionally opposite change in the fair value.

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

For the investment in the equity securities of DiDi, considering the impact of the COVID-19 pandemic (see Note 1), the Company performed an impairment analysis as of March 31, 2020 that resulted in an adjusted carrying value of $400 million at each of March 31, 2020, December 31, 2020 and March 31, 2021. As a result of DiDi's initial public offering, the Company reclassified its DiDi investment as equity securities with readily determinable fair values (see Note 5).

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

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations. The Company mitigates these risks by following established risk management policies and procedures, including the use of derivatives. The Company enters into foreign currency forward contracts to hedge its exposure to the impact of movements in foreign currency exchange rates on its transactional balances denominated in currencies other than the functional currency. In periods prior to the second quarter of 2020, the Company also entered into foreign currency derivative contracts to hedge translation risks from short-term foreign currency exchange rate fluctuations for the Euro, British Pound Sterling and certain other currencies versus the U.S. Dollar. Since the first quarter of 2020, the Company has not entered into such derivative instruments as the impact of the COVID-19 pandemic on the Company’s operating results is uncertain. The Company does not use derivatives for trading or speculative purposes. As of September 30, 2021 and December 31, 2020, the Company did not designate any foreign currency exchange derivatives as hedges for accounting purposes.

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

The table below provides estimated fair values and notional amounts of foreign currency exchange derivatives outstanding at September 30, 2021 and December 31, 2020 (in millions). The notional amount of a foreign currency forward contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheets.

	September 30, 2021	December 31, 2020
Estimated fair value of derivative assets	$8	$9
Estimated fair value of derivative liabilities	$11	$7

Notional amount:
Foreign currency purchases	$867	$898
Foreign currency sales	$1,559	$839

The effect of foreign currency exchange derivatives recorded in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Losses on foreign currency exchange derivatives	$10	$—	$18	$31

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

Other Financial Assets and Liabilities

At September 30, 2021 and December 31, 2020, the Company's cash consisted of bank deposits. Cash equivalents principally include money market fund investments, time deposits and certificates of deposit. Other financial assets and liabilities, including restricted cash, accounts payable, accrued expenses and deferred merchant bookings, are carried at cost which approximates their fair values because of the short-term nature of these items. Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Note 9 for the estimated fair value of the Company's outstanding senior notes and Note 5 for information related to an embedded derivative associated with the $25 million Trip.com Group convertible notes issued in 2016.

Goodwill

See Note 8 for nonrecurring fair value measurements related to the goodwill impairment test.

7.     ACCOUNTS RECEIVABLE AND OTHER FINANCIAL ASSETS

Accounts receivable in the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020 includes receivables from customers of $1.3 billion and $510 million, respectively, and receivables from marketing affiliates of $40 million and $32 million, respectively. The remaining balance principally relates to receivables from third-party payment processors. The Company’s receivables are short-term in nature. In addition, the Company had prepayments to certain customers of $68 million and $107 million included in "Prepaid expenses, net" and $35 million and $45 million included in "Other assets, net" in the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, respectively. The amounts mentioned above are stated on a gross basis, before deducting the allowance for expected credit losses.

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

In 2020, due to the impact of the COVID-19 pandemic (see Note 1), given the severe downturn in the global travel industry and the financial difficulties faced by many of the Company’s travel service provider and restaurant customers and marketing affiliates, the Company increased its provision for expected credit losses on receivables from and prepayments to its customers and marketing affiliates. Significant judgments and assumptions are required to estimate the allowance for expected credit losses and such assumptions may change in future periods, particularly the assumptions related to the impact of the COVID-19 pandemic on the business prospects and financial condition of customers and marketing affiliates and the Company’s ability to collect the receivable or recover the prepayment. In 2021, based on its review of recent historical credit loss experience and stability in the economic conditions in certain markets, the Company revised its estimates of expected credit losses.

The following table summarizes the activity of the allowance for expected credit losses on receivables (in millions):

	Nine Months Ended September 30,
	2021	2020
Balance, beginning of year	$166	$49
Provision charged to earnings	44	206
Write-offs and adjustments	(96)	(59)
Foreign currency translation adjustments	(4)	12
Balance, end of period	$110	$208

The allowance for expected credit losses on receivables includes a portion of the amounts related to refunds paid or payable to certain travelers without a corresponding estimated expected recovery from the travel service providers.  For the nine months ended September 30, 2021 and 2020, the Company recorded a reduction in revenue of $13 million and $32 million, respectively, for such refunds, which is included in "Provision charged to earnings" in the table above.

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

	Nine Months Ended September 30,
	2021	2020
Balance, beginning of year	$55	$6
Provision charged to expense	(2)	49
Write-offs and adjustments	(3)	(1)
Balance, end of period	$50	$54

8.                                      GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

A substantial portion of the Company's intangible assets and goodwill relates to the acquisitions of OpenTable and KAYAK.
Goodwill
The Company tests goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company tests goodwill at a reporting unit level and the annual tests are performed as of September 30. As of September 30, 2021, the Company performed its annual goodwill impairment test and concluded that there was no impairment of goodwill. The balance of goodwill as of September 30, 2021 and December 31, 2020 is net of cumulative impairment charges of $2.0 billion.

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
Intangible Assets and Other Long-lived Assets
The Company's intangible assets at September 30, 2021 and December 31, 2020 consist of the following (in millions):

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Supply and distribution agreements	$1,114	$(582)	$532	$1,136	$(552)	$584	3 - 20 years

Technology	174	(149)	25	174	(144)	30	2 - 7 years

Internet domain names	41	(36)	5	44	(37)	7	5 - 20 years

Trade names	1,816	(701)	1,115	1,824	(633)	1,191	4 - 20 years

Other intangible assets	2	(2)	—	2	(2)	—	Up to 15 years
Total intangible assets	$3,147	$(1,470)	$1,677	$3,180	$(1,368)	$1,812

Intangible assets are amortized on a straight-line basis.  Amortization expense was $40 million and $122 million for the three and nine months ended September 30, 2021, respectively, and $41 million and $126 million for the three and nine months ended September 30, 2020, respectively.
The Company reviews long-lived assets, including intangible assets and operating lease assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The assessment of possible impairment is based upon the ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related asset group. As of September 30, 2021, no impairment indicators were identified for the Company's long-lived assets.

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

The revolving credit facility provides for the issuance of up to $80 million of letters of credit as well as borrowings of up to $100 million on same-day notice, referred to as swingline loans. Other than swingline loans, which are available only in U.S. Dollars, borrowings and letters of credit under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility can be used for working capital and general corporate purposes, including acquisitions, share repurchases and debt repayments. At September 30, 2021 and December 31, 2020, there were no borrowings outstanding and $4 million of letters of credit issued under this revolving credit facility.

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

Outstanding Debt

Outstanding debt at September 30, 2021 consists of the following (in millions):

September 30, 2021	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current liabilities:
0.8% (€1 billion) Senior Notes due March 2022	$1,159	$(1)	$1,158
Long-term debt:
2.15% (€750 million) Senior Notes due November 2022	$869	$(1)	$868
2.75% Senior Notes due March 2023	500	(1)	499
2.375% (€1 billion) Senior Notes due September 2024	1,159	(5)	1,154
3.65% Senior Notes due March 2025	500	(2)	498
0.1% (€950 million) Senior Notes due March 2025	1,101	(5)	1,096
0.75% Convertible Senior Notes due May 2025	863	(106)	757
3.6% Senior Notes due June 2026	1,000	(4)	996
1.8% (€1 billion) Senior Notes due March 2027	1,159	(3)	1,156
3.55% Senior Notes due March 2028	500	(2)	498
0.5% (€750 million) Senior Notes due March 2028	869	(5)	864
4.625% Senior Notes due April 2030	1,500	(10)	1,490
Total long-term debt	$10,020	$(144)	$9,876

Outstanding debt at December 31, 2020 consists of the following (in millions):

December 31, 2020	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current Liabilities:
0.9% Convertible Senior Notes due September 2021	$1,000	$(15)	$985
Long-term debt:
0.8% (€1 billion) Senior Notes due March 2022	$1,223	$(1)	$1,222
2.15% (€750 million) Senior Notes due November 2022	919	(4)	915
2.75% Senior Notes due March 2023	500	(1)	499
2.375% (€1 billion) Senior Notes due September 2024	1,223	(7)	1,216
3.65% Senior Notes due March 2025	500	(2)	498
4.1% Senior Notes due April 2025	1,000	(5)	995
0.75% Convertible Senior Notes due May 2025	863	(128)	735
3.6% Senior Notes due June 2026	1,000	(4)	996
1.8% (€1 billion) Senior Notes due March 2027	1,223	(2)	1,221
4.5% Senior Notes due April 2027	750	(5)	745
3.55% Senior Notes due March 2028	500	(2)	498
4.625% Senior Notes due April 2030	1,500	(11)	1,489
Total long-term debt	$11,201	$(172)	$11,029

Fair Value of Debt

At September 30, 2021 and December 31, 2020, the estimated fair value of the outstanding debt was approximately $12.3 billion and $14.0 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period. The estimated fair value of the Company's debt in excess of the outstanding principal amount primarily relates to the conversion premium on the Convertible Senior Notes and the outstanding Senior Notes issued in April 2020.

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

The holders may require the Company to repurchase the May 2025 Notes for cash in certain circumstances. Interest on the May 2025 Notes is payable on May 1 and November 1 of each year. At September 30, 2021, the if-converted value of the May 2025 Notes exceeded the aggregate principal amount by $215 million.

In August 2014, the Company issued $1.0 billion aggregate principal amount of Convertible Senior Notes due September 2021 with an interest rate of 0.9% (the "September 2021 Notes"). In September 2021, in connection with the maturity of the outstanding September 2021 Notes, the Company paid $1.0 billion to satisfy the aggregate principal amount due and paid an additional $86 million conversion premium in excess of the principal amount.

In May 2013, the Company issued $1.0 billion aggregate principal amount of Convertible Senior Notes due June 15,
2020, with an interest rate of 0.35% (the "June 2020 Notes"). In June 2020, in connection with the maturity of the outstanding June 2020 Notes, the Company paid $1.0 billion to satisfy the aggregate principal amount due and paid an additional $245 million conversion premium in excess of the principal amount.

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

Based on the closing price of the Company's common stock for the prescribed measurement periods for the three months ended September 30, 2021 and December 31, 2020, the contingent conversion thresholds on the May 2025 Notes were not exceeded and therefore the notes were not convertible.

The following table summarizes the interest expenses and weighted-average effective interest rates related to the convertible senior notes (in millions, except for interest rates). The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Coupon interest expense	$3	$4	$11	$11
Amortization of debt discount and debt issuance costs	12	13	36	42
Total interest expense	$15	$17	$47	$53

Weighted-average effective interest rate	3.9%	3.9%	3.7%	3.5%

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

In March 2021, the Company delivered notices to the holders of the April 2025 Notes and the April 2027 Notes for the redemption, on April 3, 2021, of all the outstanding notes at the respective redemption prices determined as per the indenture governing the Notes, plus accrued and unpaid interest to, but not including the redemption date. In April 2021, the Company paid $1.1 billion and $868 million to redeem the April 2025 Notes and the April 2027 Notes, respectively. In addition, the Company paid the applicable accrued and unpaid interest. In the Unaudited Consolidated Statement of Operations for the nine months ending September 30, 2021, the Company recorded a loss, before tax, of $242 million on the early extinguishment of these Senior Notes, being the difference between the carrying value of the Notes and the amount paid for their redemption.

Other senior notes, including the Senior Notes issued in March 2021, had a total carrying value of $10.3 billion at September 30, 2021 and December 31, 2020. Debt discount and debt issuance costs are amortized using the effective interest rate method over the period from the origination date through the stated maturity date.  The following table summarizes the information related to other senior notes outstanding at September 30, 2021:

Other Senior Notes	Date of Issuance	Effective Interest Rate (1)	Timing of Interest Payments
0.8% Senior Notes due March 2022	March 2017	0.94%	Annually in March
2.15% Senior Notes due November 2022	November 2015	2.27%	Annually in November
2.75% Senior Notes due March 2023	August 2017	2.88%	Semi-annually in March and September
2.375% Senior Notes due September 2024	September 2014	2.54%	Annually in September
3.65% Senior Notes due March 2025	March 2015	3.76%	Semi-annually in March and September
0.1% Senior Notes due March 2025	March 2021	0.30%	Annually in March
3.6% Senior Notes due June 2026	May 2016	3.70%	Semi-annually in June and December
1.8% Senior Notes due March 2027	March 2015	1.86%	Annually in March
3.55% Senior Notes due March 2028	August 2017	3.63%	Semi-annually in March and September
0.5% Senior Notes due March 2028	March 2021	0.63%	Annually in March
4.625% Senior Notes due April 2030	April 2020	4.72%	Semi-annually in April and October
(1) Represents the coupon interest rate adjusted for deferred debt issuance costs, premiums or discounts existing at the origination of the debt.

The following table summarizes the interest expenses related to other senior notes (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Coupon interest expense	$60	$77	$198	$187
Amortization of debt discount and debt issuance costs	2	2	8	6
Total interest expense	$62	$79	$206	$193

The Company designates certain portions of the aggregate principal value of the Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. For the nine months ended September 30, 2021 and 2020, the carrying value of the portion of Euro-denominated debt, designated as a net investment hedge, ranged from $2.5 billion to $4.3 billion and from $1.8 billion to $3.2 billion, respectively. The foreign currency transaction gains or losses on the Euro-denominated debt that is designated as a hedging instrument for accounting purposes are recorded in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument are recognized in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations.

10.                                      TREASURY STOCK

At September 30, 2021 and December 31, 2020, the Company had a total remaining authorization of $10.4 billion to repurchase its common stock under a program authorized by the Company's Board of Directors in 2019 to repurchase up to $15.0 billion of the Company's common stock. The Company has not repurchased any shares since March 2020 under this authorization and does not intend to initiate any repurchases under this authorization in 2021. Assuming the travel recovery continues and the Company is able to meet its minimum liquidity covenant under the revolving credit facility, the Company plans to start repurchases in early 2022 under this authorization, and expects to complete this authorization within three years after commencing repurchases. See Note 9 for a description of the impact of the 2020 credit facility amendment on the Company's ability to repurchase shares. Additionally, the Board of Directors has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities during the three and nine months ended September 30, 2021 and 2020 (in millions, except for shares, which are reflected in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	—	$—	—	$—	—	$—	601	$1,122
General authorization for shares withheld on stock award vesting	2	3	2	4	70	158	81	137
Total	2	$3	2	$4	70	$158	682	$1,259

For the nine months ended September 30, 2021 and 2020, the Company remitted employee withholding taxes of $159 million and $137 million, respectively, to the tax authorities, which is different from the aggregate cost of the shares withheld for taxes for each period due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Unaudited Consolidated Statements of Cash Flows.

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

The Company's effective tax rates for the three and nine months ended September 30, 2021 were 20.5% and 15.8%, respectively, compared to 4.1% and 30.4% for the three and nine months ended September 30, 2020, respectively. The Company's 2021 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below), partially offset by higher international tax rates, U.S. federal and state tax associated with the Company's international earnings, and certain non-deductible expenses. The Company's 2020 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the non-deductible goodwill impairment charges related to OpenTable and KAYAK, the valuation allowance recorded against the deferred tax assets generated from the impairment of a long-term investment and an increase in unrecognized tax benefits, partially offset by the benefit of the Netherlands Innovation Box Tax.

The Company’s effective tax rate for the three months ended September 30, 2021 was higher than the three months ended September 30, 2020, primarily due to a decrease in the benefit of the Netherlands Innovation Box Tax, partially offset by lower international tax rates, certain lower non-deductible expenses and a decrease in discrete U.S. tax expense related to unrealized gains on equity securities. In addition, the effective tax rate for the three months ended September 30, 2020 reflected the non-deductible goodwill impairment charge related to OpenTable and KAYAK.

The Company’s effective tax rate for the nine months ended September 30, 2021 was lower than the nine months ended September 30, 2020, primarily due to lower discrete U.S. tax expense related to unrealized gains on equity securities, lower international tax rates and certain lower non-deductible expenses, partially offset by a decrease in the benefit of the Netherlands Innovation Box Tax. In addition, the effective tax rate for the nine months ended September 30, 2020 reflected the non-deductible goodwill impairment charge related to OpenTable and KAYAK.

During the three and nine months ended September 30, 2021 and 2020, a majority of the Company's income was reported in the Netherlands, where Booking.com is based. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") for periods beginning on or after January 1, 2021 rather than the Dutch statutory rate of 25%. Previously, the Innovation Box Tax rate had been 7%. A portion of

Booking.com's earnings during the three and nine months ended September 30, 2021 and 2020 qualified for Innovation Box Tax treatment, which had a beneficial impact on the Company's effective tax rates for these periods.

The aggregate amount of unrecognized tax benefits for all matters at September 30, 2021 and December 31, 2020 was $97 million and $84 million, respectively. The unrecognized tax benefits, if recognized, would impact the effective tax rate. As of September 30, 2021 and December 31, 2020, total gross interest and penalties accrued was $31 million. The majority of these unrecognized tax benefits are included in "Other long-term liabilities" and "Other assets, net" in the Consolidated Balance Sheets.

12.                                      CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The tables below present the changes in the balances of accumulated other comprehensive loss ("AOCI") by component for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Foreign currency translation adjustments					Unrealized losses on cash flow hedges(1)			Net unrealized gains (losses) on available-for-sale securities			Total AOCI, net of tax
	Foreign currency translation		Net investment hedges (2)		Total, net of tax	Before tax	Tax	Total, net of tax	Before tax	Tax	Total, net of tax
	Before tax	Tax (3)	Before tax	Tax

Three Months Ended September 30, 2021
Balance, June 30, 2021	$(82)	$50	$(95)	$16	$(111)	$—	$—	$—	$130	$(62)	$68	$(43)

Other comprehensive (loss) income ("OCI") before reclassifications	(110)	10	93	(23)	(30)	—	—	—	1	—	1	(29)
OCI for the period	(110)	10	93	(23)	(30)	—	—	—	1	—	1	(29)
Balance, September 30, 2021	$(192)	$60	$(2)	$(7)	$(141)	$—	$—	$—	$131	$(62)	$69	$(72)

Nine Months Ended September 30, 2021
Balance, December 31, 2020	$11	$47	$(184)	$37	$(89)	$—	$—	$—	$3	$(32)	$(29)	$(118)

OCI before reclassifications	(203)	13	182	(44)	(52)	(15)	4	(11)	128	(30)	98	35
Amounts reclassified to net income (4)	—	—	—	—	—	15	(4)	11	—	—	—	11
OCI for the period	(203)	13	182	(44)	(52)	—	—	—	128	(30)	98	46
Balance, September 30, 2021	$(192)	$60	$(2)	$(7)	$(141)	$—	$—	$—	$131	$(62)	$69	$(72)

	Foreign currency translation adjustments					Unrealized losses on cash flow hedges(1)			Net unrealized (losses) gains on available-for-sale securities			Total AOCI, net of tax
	Foreign currency translation		Net investment hedges (2)		Total, net of tax	Before tax	Tax	Total, net of tax	Before tax	Tax	Total, net of tax
	Before tax	Tax (3)	Before tax	Tax

Three Months Ended September 30, 2020
Balance, June 30, 2020	$(249)	$58	$17	$(10)	$(184)	$—	$—	$—	$(24)	$(25)	$(49)	$(233)

OCI before reclassifications	99	(4)	(69)	16	42	—	—	—	(5)	—	(5)	37
OCI for the period	99	(4)	(69)	16	42	—	—	—	(5)	—	(5)	37
Balance, September 30, 2020	$(150)	$54	$(52)	$6	$(142)	$—	$—	$—	$(29)	$(25)	$(54)	$(196)

Nine Months Ended September 30, 2020
Balance, December 31, 2019	$(186)	$54	$(2)	$(5)	$(139)	$—	$—	$—	$(7)	$(45)	$(52)	$(191)

OCI before reclassifications	36	—	(50)	11	(3)	—	—	—	(26)	6	(20)	(23)
Amounts reclassified to net income (4)	—	—	—	—	—	—	—	—	4	14	18	18
OCI for the period	36	—	(50)	11	(3)	—	—	—	(22)	20	(2)	(5)
Balance, September 30, 2020	$(150)	$54	$(52)	$6	$(142)	$—	$—	$—	$(29)	$(25)	$(54)	$(196)

(1)       Relates to the reverse treasury lock agreements entered in March 2021 that were designated as cash flow hedges and settled in April 2021 (see Note 6).
(2)         Net investment hedges balance at September 30, 2021 and earlier dates presented above, includes accumulated net losses from fair value adjustments of $35 million ($53 million before tax) associated with previously settled derivatives that were designated as net investment hedges. The remaining balances relate to foreign currency transaction gains (losses) and related tax benefits (expenses) associated with the Company's Euro-denominated debt that is designated as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries (see Note 9).
(3)         The tax benefits relate to foreign currency translation adjustments to the Company's one-time deemed repatriation tax liability recorded at December 31, 2017 and foreign earnings for periods after December 31, 2017 that are subject to U.S. federal and state income tax, resulting from the enactment of the U.S. Tax Cuts and Jobs Act (the "Tax Act").
(4)         The reclassified losses before tax are included in "Other income (expense), net" and the related reclassified tax benefits are included in "Income tax expense" in the Unaudited Consolidated Statements of Operations. The cost of marketable debt securities sold is determined using a first-in and first-out method. For the nine months ended September 30, 2020, the amounts reclassified to net income include a tax expense of $15 million related to the maturity in May 2020 of the Company's investment of $250 million in Trip.com Group convertible notes. The tax expense is included in "Income tax expense" in the Unaudited Consolidated Statements of Operations.

13.                                      COMMITMENTS AND CONTINGENCIES

Competition and Consumer Protection Reviews

At times, online platforms, including online travel platforms, have been the subject of investigations or inquiries by various national competition authorities ("NCAs") or other governmental authorities regarding competition law matters, consumer protection issues or other areas of concern. The Company is and has been involved in many such investigations. For example, the Company has been and continues to be involved in investigations related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates, conditions or availability that are at least as favorable as those offered to other online travel companies ("OTCs") or through the accommodation provider's website. To resolve and close certain of the investigations, the Company has from time to time made commitments to the investigating authorities regarding future business practices or activities. For example, Booking.com has made commitments to several NCAs, including agreeing to narrow the scope of its parity clauses, in order to resolve parity-related investigations. These investigations can also result in fines and the Company had accrued liabilities of 14 million Euros ($17 million) and 18 million Euros ($23 million), for potential fines associated with its contractual parity arrangements, included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively. In addition, in September 2017, the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland and the investigation is ongoing. If there is an adverse outcome and Booking.com is unsuccessful in any appeal, Booking.com could be required to reduce its commissions in Switzerland. Some authorities are reviewing the online hotel booking sector more generally through market inquiries and the Company cannot predict the outcome of such inquiries or any resulting impact on its business, results of operations, cash flows or financial condition.

NCAs or other governmental authorities are continuing to review the activities of online platforms, including through the use of consumer protection powers. For example, the United Kingdom's NCA (the Competition and Markets Authority, or CMA) conducted a consumer protection law investigation into the clarity, accuracy and presentation of information on hotel booking sites.  In connection with this investigation, in 2019, Booking.com, agoda and KAYAK, along with a number of other OTCs, voluntarily agreed to certain commitments with the CMA, which resolved the CMA's investigation without a finding by the CMA of an infringement or an admission of wrongdoing by the OTCs involved. Among other things, the commitments provided to the CMA included showing prices inclusive of all mandatory taxes and charges, providing information about the effect of money earned on search result rankings on or before the search results page and making certain adjustments to how discounts and statements concerning popularity or availability are shown to consumers. The CMA stated that it expects all participants in the online travel market to adhere to the same standards, regardless of whether they formally signed the commitments. As a result of additional inquiries from other NCAs in the European Union, Booking.com has made similar commitments with the Consumer Protection Cooperation Network that became applicable in the European Union in June 2020. In the future, it is possible other jurisdictions could engage Booking.com in discussions to implement similar changes to its business in those countries. The Company is unable to predict what, if any, effect any future similar commitments will have on its business, industry practices or online commerce more generally. To the extent that any other investigations or inquiries result in additional commitments, fines, damages or other remedies, the Company's business, financial condition and results of operations could be harmed.

The Company is involved in multiple litigations in Israel claiming that it has violated Israeli consumer protection and competition laws. For example, one such lawsuit alleges that the Company violated Israeli consumer protection laws by failing to properly display Israeli local taxes in the total prices shown to Israeli residents on its platform. Another lawsuit claims that the Company's parity contractual terms with partners violate Israeli competition laws because they are anti-competitive. A third example of these lawsuits claims Israeli consumer protection laws prohibit the Company from facilitating non-refundable bookings to Israeli residents. Each of the plaintiffs in these various matters is requesting certification of a class and the Company is defending against class certification. If the court were to grant class certification for any of these matters and if the plaintiffs were successful on the merits of the claims, the Company could be required to pay damages. However, the Company cannot reasonably estimate the amount of such potential damages because there are several unknown variables in each case at this early stage, including the likelihood of class certification, the size of any potential class and the likelihood of success of the merits of the claims.

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

Tax Matters

French tax authorities conducted audits of Booking.com for the years 2003 through 2012 and years 2013 through 2015 and currently are conducting an audit for the years 2016 through 2018. In December 2015, the French tax authorities issued Booking.com assessments for unpaid income and value added taxes ("VAT") related to tax years 2006 through 2012 for approximately 356 million Euros ($403 million), the majority of which represents penalties and interest. The assessments assert that Booking.com had a permanent establishment in France. In December 2019, the French tax authorities issued an additional assessment of 70 million Euros ($81 million), including interest and penalties, for the 2013 tax year asserting that Booking.com had taxable income attributable to a permanent establishment in France. The French tax authorities also have issued assessments totaling 39 million Euros ($45 million), including interest and penalties, for certain tax years between 2011 and 2015 on Booking.com's French subsidiary asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com in the Netherlands. As a result of a formal demand from the French tax authorities for payment of the amounts assessed against Booking.com for the years 2006 through 2012, in January 2019, the Company paid the assessments of approximately 356 million Euros ($403 million) in order to preserve its right to contest those assessments in court. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent the Company prevails. In December 2019 and October 2020, the Company initiated court proceedings with respect to certain of the assessments. Although the Company believes that Booking.com has been, and continues to be, in compliance with French tax law, and the Company is contesting the assessments, during the three months ended September 30, 2020, the Company contacted the French tax authorities regarding the potential to achieve resolution of the matter through a settlement. After assessing several potential outcomes and potential settlement amounts and terms, an unrecognized tax benefit in the amount of 50 million Euros ($59 million) was recorded during the year ended December 31, 2020, of which the majority was included as a partial reduction to the tax payment recorded in "Other assets, net" in the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020. In December 2020, the French Administrative Court (Conseil d’Etat) delivered a decision in the "ValueClick" case that could have an impact on the outcome in the Company's case. After considering the potential adverse impact of the new decision on the potential outcomes for the Booking.com assessments, the Company currently estimates that the reasonably possible loss related to VAT is approximately 20 million Euros ($23 million). Additional assessments could result when the French tax authorities complete the outstanding audits.

In December 2018 and December 2019, the Italian tax authorities issued assessments on Booking.com's Italian subsidiary for approximately 48 million Euros ($55 million) for the 2013 tax year and 58 million Euros ($67 million) for the 2014 tax year asserting that its transfer pricing policies were inadequate. The Company believes Booking.com has been and continues to be in compliance with Italian tax law. In September 2020, the Italian tax authorities approved the opening of a Mutual Agreement Procedure ("MAP") between Italy and the Netherlands for the 2013 tax year and Booking.com has submitted a request that the 2014 tax year be added to the MAP. Based on the possibility of the 2013 and 2014 Italian assessments being settled through the MAP process, and, after considering potential resolution amounts, a net unrecognized tax benefit amount of 4 million Euros ($5 million) was recorded during the three months ended September 30, 2020. In March 2021, the Italian authorities issued assessments on Booking.com’s Italian subsidiary for approximately 31 million Euros ($37 million) for the 2015 tax year, again asserting that its transfer pricing policies were inadequate. Based on the Company’s expectation that the Italian assessments for 2013, 2014, 2015 and any transfer pricing assessments received for subsequent open years will be settled through the MAP process, and after considering potential resolution amounts, an additional net unrecognized tax benefit of 13 million Euros ($16 million) was recorded during the three months ended March 31, 2021. In August 2021, the Italian tax authorities issued a transfer pricing assessment on Booking.com’s Italian subsidiary for approximately 114 million Euros ($132 million) for the periods 2016-2018. The Company intends to submit a request that the 2016-2018 assessment be added to the MAP. Because the unrecognized tax benefit recorded during the three months ended March 31, 2021 already reflected consideration of potential resolution amounts for Italian transfer pricing assessments for all open tax years, including 2016-2018, no additional unrecognized tax benefit has been recorded during the three months ended September 30, 2021. In December 2019, the Company paid 10 million Euros ($11 million) as a partial prepayment of the 2013 assessment to avoid any collection enforcement from the Italian tax authorities pending the appeal phase of the case. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent that the Company prevails. A total of 5 million Euros ($6 million) of the net unrecognized tax benefits recorded during the nine months ended September 30, 2021 and the year ended December 31, 2020 has been included as a partial reduction to the tax payment recorded in "Other assets, net" in the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020. Similarly, the Company expects to be required to make prepayment deposits or provide bank guarantees of approximately 60 million Euros ($70 million), which is equal to one-third of the interest and taxes for the 2014, 2015 and 2016-2018 assessments to avoid any collection enforcement from the Italian tax authorities pending the MAP proceedings.

In June 2021, the investigative arm of the Italian tax authorities issued a Tax Audit Report for the 2013 through 2019 Italian VAT audit. While the Tax Audit Report does not constitute a formal tax assessment, it recommends that an assessment of 154 million Euros ($178 million), plus interest and penalties, should be made on Booking.com BV for VAT related to commissions charged to certain Italian accommodation providers. The Company believes that Booking.com has been, and continues to be, in compliance with Italian and EU VAT laws and the Company has not recorded any liability in connection with the Tax Audit Report. It is unclear what further actions, if any, the Italian authorities will take with respect to the VAT audit for the periods 2013 through 2019. Such actions could include closing the investigation, assessing Booking.com additional taxes and/or imposing interest, fines, penalties or criminal proceedings.

In 2018 and 2019, Turkish tax authorities asserted that Booking.com has a permanent establishment in Turkey and have issued tax assessments for the years 2012 through 2018 for approximately 801 million Turkish Lira ($90 million), which includes interest and penalties through September 30, 2021. The Company believes that Booking.com has been, and continues to be, in compliance with Turkish tax law, and the Company is contesting these assessments. The Company has not recorded a liability in connection with these assessments.

In September 2021, the Swiss tax authorities issued an assessment for the amount of approximately 50 million Swiss Francs ($54 million), for VAT related to commissions charged to Swiss accommodation providers for the years 2015 through 2020. The Company believes that Booking.com has been, and continues to be, in compliance with Swiss VAT laws and the Company is contesting the assessment. The Company has not recorded any liability in connection with the assessment.

In October 2021, Booking.com BV received a notice of proposed assessment of approximately $20 million from the state of Hawaii for the tax years 2010 to 2020. The notice of proposed assessment asserts that Booking.com BV is subject to Hawaii's general excise tax. The Company believes that Booking.com has been, and continues to be, in compliance with Hawaii state tax law, and the Company is contesting this assessment. The Company has not recorded a liability in connection with this assessment.
As a result of an internal review of tax policies and positions at one of the Company's smaller subsidiaries in 2018, the Company identified two issues related to the application of certain non-income-based tax laws to that subsidiary's business. At September 30, 2021 and December 31, 2020, the Company had accrued $54 million and $59 million, respectively, related to these travel transaction taxes, based on the Company's estimate of the probable travel transaction tax owed for the prior periods, including interest and penalties, as applicable. The related expenses are included in "General and administrative" expense in the Unaudited Consolidated Statements of Operations. The Company currently estimates that the reasonably possible loss related to these matters in excess of the amount accrued is approximately $20 million. To the extent the Company determines that the probable taxes owed related to these matters exceed what has already been accrued or new issues are identified, the Company may need to accrue additional amounts, which could adversely affect the Company’s business, results of operations, financial condition and cash flows.

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

Other Matters

Beginning in 2014, Booking.com received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) ("BPF") claiming that Booking.com is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which Booking.com is currently participating. BPF instituted legal proceedings against Booking.com and in 2016 the District Court of Amsterdam rejected all of BPF’s claims. BPF appealed the decision to the Court of Appeal, and, in May 2019, the Court of Appeal also rejected all of BPF’s claims, in each case by ruling that Booking.com does not meet the definition of a travel intermediary for purposes of the mandatory pension scheme. BPF then appealed to the Netherlands Supreme Court. In April 2021, the Supreme Court overturned the previous decision of the Court of Appeal and held that Booking.com meets the definition of a travel intermediary for the purposes of the mandatory pension scheme. The Supreme Court ruled only on the qualification of Booking.com as a travel intermediary for the purposes of the mandatory pension scheme, and did not rule on the various other defenses brought forward by the Company against BPF's claims. The Supreme Court referred the matter to another Court of Appeal that will have to assess the other defenses brought forward by the Company if BPF were to proceed with the litigation. The Company intends to pursue a number of defenses in any subsequent proceedings and may ultimately prevail in whole or in part. While the Company continues to believe that Booking.com is in compliance with its pension obligations and that the Court of Appeal could ultimately rule in favor of Booking.com, given the Supreme Court’s decision, the Company believes it is probable that it has incurred a loss related to this matter. The Company is not able to reasonably estimate a loss or a range of loss because there are significant factual and legal questions yet to be determined in any subsequent proceedings. As a result, as of September 30, 2021, the Company has not recorded a liability in connection with a potential adverse ultimate outcome to this litigation. However, if Booking.com were to ultimately lose and all of BPF’s claims were to be accepted (including with retroactive effect to 1999), the Company estimates that as of September 30, 2021, the maximum loss, not including any potential interest or penalties, would be approximately 278 million Euros ($322 million). Such estimated potential loss increases as Booking.com continues not to contribute to the BPF and depends on Booking.com's applicable employee compensation after September 30, 2021.

From time to time the Company notifies data protection authorities in various jurisdictions in accordance with its obligations under applicable data protection regulations, including its notification obligations of certain incidental and accidental personal data security incidents to the Dutch data protection authority in accordance with the E.U. General Data Protection Regulation. Although the Company believes it has fulfilled its data protection regulatory obligations including those to the Dutch data protection authority, should any data protection authority decide these incidents were the result of inadequate technical and organizational security measures, such authority could decide to impose a fine. While the Company believes that any fine imposed on it relating to such obligations would be immaterial, the Company estimates that if a fine were imposed by the Dutch data protection authority, it could range from a de minimis amount to 20 million Euros ($23 million) per incident, depending on the Dutch data protection authority’s evaluation of the facts and circumstances associated with the incident after investigation.

The Company's alternative accommodation reservation business is subject to various laws, rules and regulations. These laws, rules and regulations are complex, vary by jurisdiction and their interpretation is rapidly evolving. From time to time, the Company is subject to inquiries related to compliance with alternative accommodation laws, rules and regulations that it may or may not be able to respond to in a timely manner or in full satisfaction of such requests. The outcome of such inquiries has resulted in fines and could require modifications to the Company’s business plans or operations, which could result in increased legal and compliance costs.  As governments adopt new laws, rules and regulations related to alternative accommodations, the Company is unable to predict what, if any, effect any such future laws, rules and regulations will have on its business.

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

Building Construction

In September 2016, the Company signed a turnkey agreement to construct an office building for Booking.com's future headquarters in the Netherlands for 270 million Euros ($313 million). Upon signing this agreement, the Company paid 43 million Euros ($48 million) for the acquired land-use rights, which was included in "Operating lease assets" in the Consolidated Balance Sheets. In addition, since signing the turnkey agreement the Company has made several progress payments principally related to the construction of the building, which are included in "Property and equipment, net" in the Consolidated Balance Sheets. As of September 30, 2021, the Company had a remaining obligation of 22 million Euros ($25 million) related to the turnkey agreement, which will be paid through 2022, when the Company anticipates construction will be complete.

In addition to the turnkey agreement, the Company has a remaining obligation at September 30, 2021 to pay 69 million Euros ($79 million) over the remaining initial term of the acquired land lease, which expires in 2065. The Company has made and will continue to make additional capital expenditures to fit out and furnish the office space. At September 30, 2021, the Company had 27 million Euros ($31 million) of outstanding commitments to vendors to fit out and furnish the office space.
Other Contractual Obligations

In 2018, the Company entered into an agreement to sign a future lease for office space in Manchester, United Kingdom for the future headquarters of Rentalcars.com, whereby the Company's obligation to execute the lease was conditional upon the lessor completing certain activities. The lease commenced in October 2021, with modifications to certain terms and conditions of the 2018 agreement, for a term of approximately 13 years with a lease payment obligation of approximately 52 million British Pounds Sterling ($71 million), excluding lease incentives. In addition to its obligations under the lease, the Company will also make capital expenditures to fit out and furnish the office space.

14.                                      RESTRUCTURING AND OTHER EXIT COSTS

In response to the reduction in the Company's business volumes as a result of the impact of the COVID-19 pandemic (see Note 1), during the year ended December 31, 2020, the Company took actions at all its brands to reduce the size of its workforce across more than 60 countries to optimize efficiency and reduce costs. As part of these actions, the Company engaged in consultations, with its employees, works councils, employee representatives and other relevant organizations related to the reductions in force in certain countries (including the Netherlands and the United Kingdom), which have substantially concluded as of December 31, 2020. These consultations resulted in the Company executing either voluntary leaver schemes or involuntary reductions in force, or, in some countries, a combination of the two. The Company completed the vast majority of announcements to affected employees by December 2020. During the nine months ended September 30, 2021, the Company approved and communicated the final portion of workforce reductions in the Netherlands, France and several other countries.

During the nine months ended September 30, 2021, the Company recorded expenses of $9 million for the restructuring actions, which are included in "Restructuring and other exit costs" in the Unaudited Consolidated Statement of Operations. These expenses are primarily cash-based and consist of employee severance and other termination benefits, and other costs. During the nine months ended September 30, 2021, the Company made payments of $37 million. Noncash restructuring expenses and other adjustments to the restructuring liability during the nine months ended September 30, 2021 were $5 million. At September 30, 2021 and December 31, 2020, restructuring liabilities of $4 million and $37 million, respectively, are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

As of September 30, 2021, the Company estimates that it will record additional restructuring and other exit costs of approximately $7 million, primarily related to leases, in the remainder of 2021, with $4 million recorded thereafter. This estimate may change as the Company finalizes the execution of its cost reduction plans. The Company’s evaluation of various alternative courses of action related to certain other leases and contract terminations and modifications is still in progress and the Company may incur additional costs resulting from such actions.

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

In June 2021, the Company announced its intention to voluntarily return assistance received through various government aid programs and, for the nine months ended September 30, 2021, the Company recorded expenses of $137 million in the Unaudited Consolidated Statement of Operations, principally in "Personnel" expense, to reflect the return of such assistance. The Company repaid $107 million of assistance during the nine months ended September 30, 2021. The previously recorded receivable for payments expected to be received was also written off in June 2021.

During the three and nine months ended September 30, 2020, the Company recognized government grants and other assistance benefits of $22 million and $122 million, respectively.

16.                                      OTHER INCOME (EXPENSE), NET
The components of other income (expense), net included the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Interest and dividend income	$4	$5	$12	$49
Net (losses) gains on equity securities (1)	(1,016)	733	(589)	1,261
Impairment of investment (1)	—	—	—	(100)
Foreign currency transaction gains (losses)	45	(121)	92	(148)
Loss on early extinguishment of debt (2)	—	—	(242)	—
Other (3)	—	1	(13)	(4)
Other income (expense), net	$(967)	$618	$(740)	$1,058
(1) See Note 5 for additional information related to the net (losses) gains on equity securities and impairment of investment.
(2) See Note 9 for additional information related to the loss on early extinguishment of debt.
(3) The amount for the nine months ended September 30, 2021 includes losses on reverse treasury lock agreements which were designated as cash flow hedges (see Note 6).

17.                                      OTHER

Unaudited Consolidated Statements of Cash Flows: Additional Information

Restricted cash and cash equivalents at September 30, 2021 and December 31, 2020 principally relates to the minimum cash requirement for the Company's travel-related insurance business. The following table reconciles cash and cash equivalents and restricted cash and cash equivalents reported in the Consolidated Balance Sheets to the total amounts shown in the Unaudited Consolidated Statements of Cash Flows (in millions):

	September 30, 2021	December 31, 2020
	(Unaudited)
As included in the Consolidated Balance Sheets:
Cash and cash equivalents	$11,643	$10,562
Restricted cash and cash equivalents included in "Other current assets"	20	20
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Consolidated Statements of Cash Flows	$11,663	$10,582
During the nine months ended September 30, 2021, the Company prepaid Netherlands income taxes of 149 million Euros ($175 million).
Noncash investing activity related to additions to property and equipment, including stock-based compensation and accrued liabilities, was $33 million and $4 million for the nine months ended September 30, 2021 and 2020, respectively.

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

We offer these services through six primary consumer-facing brands: Booking.com, Priceline, agoda, Rentalcars.com, KAYAK and OpenTable. While historically our brands operated on a largely independent basis and many of them focused on a particular service (e.g., accommodation reservations) or geography, we are increasing the collaboration, cooperation and interdependency among our brands in our efforts to provide consumers with the best and most comprehensive services. We also seek to maximize the benefits of our scale by sharing resources and technological innovations, co-developing new services and coordinating activities in key markets among our brands. For example, Booking.com, the world’s leading brand for booking online accommodation reservations (based on room nights booked), offers rental car and other ground transportation services, flights, tours and activities reservations and other services, many of which are supported by our other brands. Similarly, hotel reservations available through Booking.com are also generally available through agoda and Priceline.

We refer to our company and all of our subsidiaries and brands collectively as "Booking Holdings," the "Company," "we," "our" or "us."

Our business is driven primarily by the results of our international businesses, which consist of the results of Booking.com, agoda and Rentalcars.com in their entirety and the international businesses of KAYAK and OpenTable. This classification is independent of where the consumer resides, where the consumer is physically located while using our services or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com (which is domiciled in the Netherlands) at a hotel in New York by a consumer in the United States is part of the results of our international businesses. In 2020, the revenues from our international businesses (the substantial majority of which is generated by Booking.com) represented approximately 88% of our consolidated revenues. A significant majority of our revenues, including a significant majority of our revenues from our international businesses, is earned in connection with facilitating accommodation reservations. See Note 2 to the Unaudited Consolidated Financial Statements for more geographic information.

We derive substantially all of our revenues from enabling consumers to make travel service reservations. We also earn revenues from credit card processing rebates and customer processing fees, advertising services, restaurant reservations and restaurant management services, and various other services, such as travel-related insurance revenues.

Trends

In response to the outbreak of the novel strain of the coronavirus, COVID-19 (the "COVID-19 pandemic"), as well as subsequent outbreaks driven by new variants of COVID-19, governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions, bans and advisories, instructions to residents to practice social distancing, curfews, quarantine advisories, including quarantine restrictions after travel in certain locations, shelter-in-place orders, required closures of non-essential businesses, vaccination mandates or requirements for businesses to confirm employees’ vaccination status, and other restrictions. These government mandates have had a significant adverse effect on many of the partners on whom our business relies, including hotels and other accommodation providers, airlines and restaurants, as well as on our workforce, operations and consumers. Our financial results and prospects are almost entirely dependent on the sale of travel-related services. The COVID-19 pandemic and the resulting economic conditions and government orders resulted in a material decrease in consumer spending and a significant decline in travel and restaurant activities and consumer demand for related services in 2020 in particular. The comparison of our 2021 results to the same period in 2019 avoids the distortion created from comparing to the same period in 2020, which was severely impacted by the COVID-19 pandemic. Accommodation room nights, which include the impact of cancellations ("room nights"), declined rapidly as the COVID-19 pandemic spread in the first quarter of 2020 and the beginning of the second quarter of 2020, but then steadily improved through the end of the second quarter and into the summer travel period in the third quarter of 2020. However, in the fourth quarter of 2020, we saw an increased decline in room nights, due in part to increased COVID-19 case counts and reimposed or additional government-imposed travel restrictions, particularly in Europe, some of which continued to remain in place during the nine months ended September 30, 2021. In spite of these travel restrictions, room night trends improved in the first quarter of 2021, driven by domestic travel (travelers booking a stay within their own country) in Europe and the United States. The United States had positive room night growth in the first quarter of 2021 as compared to the first quarter of 2019.

Global room night trends further improved in the second quarter of 2021, primarily driven by domestic and international (travelers booking a stay at a property located outside their own country) travel in Europe, as well as continued improvement in domestic travel in the United States. The improvement in international room nights in Europe was mainly driven by travel within the European region, which benefited from an increase in vaccination rates and the easing of many government-imposed travel restrictions towards the end of the second quarter. The United States had strong room night growth in the second quarter of 2021 as compared to the second quarter of 2019.

In the third quarter of 2021, room nights declined 18% relative to the third quarter of 2019, which was an improvement of about 8 percentage points from the room night decline in the second quarter of 2021 relative to the second quarter of 2019. This improvement was driven primarily by Europe, which benefited from continued improvement in international travel within the region. The United States had strong growth in room nights in the third quarter of 2021, although below the level of growth seen in the second quarter of 2021.

While vaccinations continue to advance throughout the world, many countries in Asia, Africa, South America and other parts of the world have made slower progress. In the second and third quarters of 2021, many countries experienced a spike in COVID-19 cases due to the Delta variant of COVID-19. While many reports indicate that existing COVID-19 vaccines appear to be mostly effective against the Delta variant, it has caused certain authorities to reimpose mask requirements and other restrictions, including in countries that have widely distributed vaccines. We believe that as effective vaccines become more widely distributed, people will increasingly feel it is safe to travel again and government restrictions will be relaxed, although the timing remains uncertain.

From April 2020 through the first quarter of 2021, we saw a substantial increase versus 2019 in the share of room nights booked for domestic travel while room nights booked for international travel remained very limited. However, during the second and third quarters of 2021 we saw sequential increases in the share of room nights booked for international travel. In the third quarter of 2021, the share of room nights booked for international travel was about 33%, which compares to about 15% and 25% in first and second quarters of 2021, respectively. We have seen an increase in the share of room nights booked on a mobile device and an increased share of mobile app bookings for the year ended December 31, 2020 and the nine months ended September 30, 2021, as compared to the year ended December 31, 2019 and the nine months ended September 30, 2019. We have also seen an increase in the mix of room nights booked for alternative accommodation properties for the year ended December 31, 2020 and the nine months ended September 30, 2021, as compared to the year ended December 31, 2019 and the nine months ended September 30, 2019. In addition, we have observed an improvement in cancellation rates since the high in April 2020, though we have seen periods of elevated cancellation rates typically coinciding with newly imposed or reimposed travel restrictions. The cancellation rate in the third quarter of 2021 was slightly higher than it was in the third quarter of 2019.

In October 2021, room nights declined about 10% relative to October 2019, which compares to a 14% decline in September 2021 relative to September 2019. The improvement in room night declines in October 2021 relative to September 2021 was primarily driven by improving room night trends in Asia. Given the ongoing uncertainty around the level of COVID-19 cases, including the recent rise in case counts in many European countries, and the potential impact on travel, it is difficult to predict how room nights in November and December 2021 will compare with the 10% reduction we saw in October 2021. As a result, we cannot accurately predict the level of room night declines in the fourth quarter of 2021 relative to the fourth quarter of 2019. We expect that the decline in gross bookings in the fourth quarter of 2021 relative to the fourth quarter of 2019 will be lower than the decline in room nights. We also expect that revenues as a percentage of gross bookings in the fourth quarter of 2021 will be lower than it was in the fourth quarter of 2019. In addition, we currently expect that we will have an operating profit in the fourth quarter of 2021.

While we have seen signs of a recovery in travel demand in many parts of the world including the United States and Europe as well as more recently in Asia, we continue to expect that our business will be adversely impacted by surges of COVID-19 case counts, including those driven by variants of COVID-19, as well as any government-imposed travel restrictions in reaction to COVID-19 outbreaks, which could remain a risk for an extended period of time.

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

In response to the reduction in our business volumes as a result of the impact of the COVID-19 pandemic, during the year ended December 31, 2020, we took actions at all of our brands to reduce the size of our workforce to optimize efficiency and reduce costs, which resulted in annualized cost savings of approximately $370 million in personnel-related expenses. Our headcount decreased 15% year-over-year to approximately 19,600 as of September 30, 2021, compared to approximately 23,000 as of September 30, 2020, primarily due to the restructuring activities and attrition. Restructuring expenses of $9 million were recorded during the nine months ended September 30, 2021, and included in "Restructuring and other exit costs" in the Unaudited Consolidated Statement of Operations. As of September 30, 2021, we estimate that we will record additional restructuring and other exit costs of approximately $7 million, primarily related to leases, in the remainder of 2021, with $4 million recorded thereafter (see Note 14 to our Unaudited Consolidated Financial Statements). Our evaluation of various alternative courses of action related to certain other leases and contract terminations and modifications is still in progress and we may incur additional costs resulting from such actions.

Certain governments passed legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid. We participated in several of these programs, including the Netherlands' wage subsidy program and the United Kingdom's job retention scheme. In June 2021, we announced our intention to voluntarily return assistance received through various government aid programs and, for the nine months ended September 30, 2021, we recorded expenses of $137 million in the Unaudited Consolidated Statement of Operations, principally in "Personnel" expense, to reflect the return of such assistance. As of September 30, 2021, we repaid $107 million of assistance and wrote off a previously recorded receivable of $28 million for payments expected to be received for government aid programs where we met the qualifying requirements (see Note 15 to our Unaudited Consolidated Financial Statements). See Part II, Item 1A, Risk Factors - "Participation in government stimulus programs may negatively impact our business, operations and/or reputation." In addition, certain governments have extended support for the travel and tourism industry through special programs whereby discounts are extended to travelers through travel service providers or through travel agents for reservations facilitated by them.

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

Historically, our growth has primarily been generated by the worldwide accommodation reservation business of Booking.com, which is our most significant brand, and has been due, in part, to the availability of a large number of properties through Booking.com. Booking.com included approximately 2,392,000 properties on its website at September 30, 2021, consisting of approximately 432,000 hotels, motels and resorts and approximately 1,960,000 homes, apartments and other unique places to stay, compared to approximately 2,483,000 properties (including approximately 450,000 hotels, motels and resorts and approximately 2,033,000 homes, apartments, and other unique places to stay) at September 30, 2020. Booking.com categorizes properties listed on its website as either (a) hotels, motels and resorts, which groups together more traditional accommodation types (including hostels and inns), or (b) homes, apartments and other unique places to stay, also referred to as alternative accommodations, which encompasses all other types of accommodations, including bed and breakfasts, villas, apart-hotels and beyond.

We intend to continue to improve the accommodation choices available for reservation on our platforms, however, the number of accommodations on our platforms may vary in part as a result of removing accommodations from time to time. At September 30, 2021, we saw a year-over-year decrease in the number of properties on Booking.com’s website, as compared to September 30, 2020, driven by an elevated number of accommodations removed from the platform due primarily to the properties not providing availability on our platforms or property closures. We may see further accommodation removals in the future, however, at September 30, 2021, the number of properties on Booking.com’s website remained about in line with the number of properties at June 30, 2021.

Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because alternative accommodations are often either a single unit or a small collection of independent units, these properties generally represent more limited booking opportunities than hotels, motels and resorts, which generally have more units to rent per property. Further, alternative accommodations in general may be subject to increased seasonality due to local tourism seasons or other factors or may not be available at peak times due to use by the property owners. We may also experience lower profit margins with respect to these properties due to certain additional costs, such as increased customer service costs, related to offering these accommodations on our platforms. As our alternative accommodation business has grown, these different characteristics have negatively impacted our profit margins and this trend may continue. Further, to the extent that these properties represent an increasing percentage of the properties on our platforms, the number of reservations per property will likely continue to decrease since alternative accommodation properties typically have fewer booking opportunities per property. We believe that continuing to improve the choices of accommodations available through our services, in particular Booking.com, will help us to continue to grow our accommodation reservation business.

We are constantly innovating to grow our business by, among other things, providing a best-in-class user experience with intuitive, easy-to-use online platforms (i.e., websites and mobile apps) to ensure that we are meeting the needs of online consumers while aiming to exceed their expectations. As part of these ongoing efforts, we have a long-term strategy to build a more integrated offering of multiple elements of travel, which we refer to as the "Connected Trip," and we expect these efforts to increase room night growth and revenue growth over time. Although we expect our efforts to build the Connected Trip will increase revenue growth over time, we may see a negative impact on our operating margins in the near term as we incur the expenses associated with these investments. Further, to the extent our non-accommodation services (e.g., airline ticket reservation services) grow faster than our accommodation services, whether as part of the Connected Trip or otherwise, our operating margins may be negatively affected if we experience an increasing mix of revenues from lower-margin services. For more information, see Part II, Item 1A, Risk Factors - "We may not be able to keep up with rapid technological or other market changes."

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

We compete globally with both online and traditional providers of travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, constantly evolving and subject to rapid change, and current and new competitors can launch new services at relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have significantly more customers or users, consumer data and financial and other resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market and has grown rapidly in this area, including by offering a flight meta-search product (Google Flights), a hotel meta-search product (Google Hotel Ads), an alternative accommodation meta-search product (Google Vacation Rentals), its "Book on Google" reservation functionality, Google Travel, a planning tool that aggregates its flight, hotel and packages products in one website and by integrating its hotel meta-search products and restaurant information and reservation products into its Google Maps app. Moreover, as the economy and the travel industry recover from the impact of the COVID-19 pandemic, the structure of the travel industry could change in unexpected ways, which could advantage or disadvantage us and benefit certain of our existing competitors or new entrants. As a result, our historical strengths may not provide the competitive advantages that they did prior to the pandemic. If we are unable to successfully adapt to any changes in how the travel industry operates or to changes in the ways in which consumers purchase travel services, our ability to compete, and therefore our business and results of operations, would be adversely affected.

Our markets are also subject to rapidly changing conditions, including technological developments, consumer behavior changes, regulatory changes and travel service provider consolidation. We expect these trends to continue. For example, we have experienced a significant shift of both direct and indirect business to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. In addition, the revenue earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay, have lower accommodation average daily rates ("ADRs") and are not made as far in advance. We have observed a higher share of our room nights made on a mobile device in the first three quarters of 2021, as compared to the first three quarters of 2019. For more detail regarding the competitive trends and risks we face, see Part II, Item 1A, Risk Factors - "Intense competition could reduce our market share and harm our financial performance." and "Consumer adoption and use of mobile devices creates challenges and may enable device companies such as Google and Apple to compete directly with us." and "We may not be able to keep up with rapid technological or other market changes."

Although we believe that providing an extensive collection of properties, excellent customer service and an intuitive, easy-to-use consumer experience are important factors influencing a consumer's decision to make a reservation, for many consumers, particularly in certain markets, the price of the travel service is the primary factor determining whether a consumer will book a reservation. As a result, it is increasingly important to offer travel services, such as accommodation reservations, at a competitive price, whether through discounts, coupons, closed-user group rates or loyalty programs, increased flexibility in cancellation policies, or otherwise. These initiatives have resulted and in the future may result in lower ADRs and lower revenue as a percentage of gross bookings. Discounting and couponing coupled with a high degree of consumer shopping behavior is particularly common in Asian markets. In some cases, our competitors are willing to make little or no profit on a transaction, or offer travel services at a loss, in order to gain market share.

We experienced a meaningful decline in constant-currency accommodation ADRs in 2020 due to the COVID-19 pandemic. However, in the second and third quarters of 2021 our global ADRs increased, as compared to the second and third quarters of 2019. Our global ADRs increased in the third quarter of 2021, as compared to the third quarter of 2019, due in part to changes in the geographical mix of our business driven primarily by stronger room night performance in North America, which is a high ADR region, and weaker room night performance in Asia, which is a low ADR region. In addition, our global ADRs in the third quarter of 2021, as compared to the third quarter of 2019, benefited from higher ADRs in Europe and North America, which were driven by rate increases across many destination types with notable strength in beach-oriented leisure destinations. Prior to the COVID-19 outbreak, we observed a trend of declining constant-currency accommodation ADRs. We believe the trend of declining ADRs, observed prior to the outbreak, was partially driven by the negative impact of the changing geographical mix of our business (e.g., lower ADR regions like Asia were generally growing faster than higher ADR regions like Western Europe and North America) as well as pricing pressures within local markets from time to time which resulted from competitive conditions, weakening economic conditions or changes in travel patterns. These declining ADR trends have resulted in and could in the future result in our gross bookings declining more than our room nights. As the travel market recovers from the impact of the COVID-19 pandemic, we expect travel industry ADRs generally to increase and, as a result, we expect our ADRs similarly to increase during the recovery, however, it is uncertain whether industry ADRs will improve at the same pace as travel demand. In addition, we expect the ADR trends we observed before the COVID-19 pandemic will generally resume after the recovery, which would negatively pressure our ADRs, but there could be periods of stable or increasing ADRs.

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Historically, our marketing expenses increased significantly, however, we experienced more moderate growth rates in recent years, and since the COVID-19 pandemic, our marketing expenses have declined significantly. More recently in the third quarter of 2021, our marketing expenses were only down slightly as compared to the third quarter of 2019 as a result of the improving demand environment as well as our own efforts to invest in marketing during our peak travel season. Our marketing expense is comprised of performance marketing and brand marketing expenses. Our performance marketing expense, which represents a substantial majority of our marketing expense, is primarily related to the use of online search engines (primarily Google), meta-search and travel research services and affiliate marketing to generate traffic to our platforms. Our brand marketing expense is primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook), online display advertising and other brand marketing. Total marketing expenses were $1.4 billion, $0.7 billion, and $1.4 billion for the three months ended September 30, 2021, 2020, and 2019, respectively, and $2.8 billion, $1.8 billion, and $4.0 billion for the nine months ended September 30, 2021, 2020, and 2019, respectively. We expect that our marketing expenses in 2021 will remain below 2019 levels, but higher than 2020 levels.

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

We have observed a long-term trend of decreasing performance marketing returns on investment ("ROIs"), however, in recent years, we observed periods of stable or increasing ROIs. During the first several months of the COVID-19 pandemic in 2020, we experienced large year-over-year declines in ROIs driven by a significant increase in cancellation rates. However, we observed increases in ROIs in the first and second quarters of 2021 relative to the first and second quarters of 2019. In the third quarter of 2021, ROIs decreased slightly relative to the third quarter of 2019 as we invested in capturing consumer demand during the peak travel season. We expect volatility in our ROIs for the duration of the pandemic. When evaluating our performance marketing spend, we typically consider several factors for each channel, such as the customer experience on the advertising platform, the incremental traffic we receive and the anticipated repeat rate from a particular platform, as well as other factors. Given the elevated cancellation rates during the COVID-19 pandemic, our performance marketing spend is highly influenced by expected cancellation rates in addition to the other factors listed above. The amount of business we obtain through each performance marketing channel is impacted by numerous factors, including the level of consumer demand for travel, bidding decisions by us and our competitors (including decisions to optimize performance marketing ROIs) and the marketing efforts and success of those channels to attract consumers and generate demand. See Part II, Item 1A, Risk Factors - "We rely on marketing channels to generate a significant amount of traffic to our platforms and grow our business." and "Our business could be negatively affected by changes in online search and meta-search algorithms and dynamics or traffic-generating arrangements."

In 2019, our cancellation rates generally decreased, which benefited our marketing efficiency and results of operations. Earlier in the COVID-19 pandemic in 2020, we experienced significant increases in cancellation rates, which negatively impacted our marketing efficiency and results of operations. For example, increased cancellations, especially early in the pandemic, resulted in increased customer service costs, as well as higher than normal cash outlays to refund consumers for prepaid reservations. However, in the second and third quarters of 2020, we saw a steady improvement in cancellation rates, which trended towards levels that we observed in 2019. In the fourth quarter of 2020, we saw a reversal of the improving cancellation rate trend. In the first quarter of 2021, we again started to see improvements in cancellation rate trends. The improvement in cancellation rate trends continued in the second quarter of 2021, with cancellation rates in line with the second quarter of 2019. In the third quarter of 2021, cancellation rates were slightly above the rates in the third quarter of 2019. We expect to continue to see volatility in cancellation rates due to any resurgences of the pandemic leading to reinstituted or additional travel restrictions and reduced willingness to travel. Further, in the first three quarters of 2021, a higher share of our room nights were booked with flexible cancellation policies, as compared to the first three quarters of 2019 and 2020, which could result in higher than normal cancellation rates in future quarters.

Perceived or actual adverse economic conditions, including slow, slowing or negative economic growth, high or rising unemployment rates, inflation and weakening currencies, and concerns over government responses such as higher taxes or tariffs and reduced government spending have impaired and could, in the future, impair consumer spending and adversely affect travel demand. We expect the lingering concerns of consumers around the safety of traveling could negatively impact leisure travel demand for an extended period of time. Further, political uncertainty, conditions or events, such as the variety of measures implemented by many governments around the world to reduce the spread of COVID-19 described above can also negatively affect consumer spending and adversely affect travel demand. At times, we have experienced volatility in transaction growth rates, increased cancellation rates and weaker trends in ADRs across many regions of the world, particularly in those countries that appear to be most affected by economic and political uncertainties, which we believe are due at least in part to these macro-economic conditions and concerns. For more detail, see Part II, Item 1A, Risk Factors - "The COVID-19 pandemic has materially adversely affected, and may further adversely impact, our business and financial performance." and "Declines or disruptions in the travel industry could adversely affect our business and financial performance."

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

As noted earlier, our international businesses represent a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our international businesses are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. As a result, both the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars are affected by foreign currency exchange rate changes.  For example, total revenues from our international businesses increased by 40% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, but, without the impact of changes in foreign currency exchange rates, increased year-over-year on a constant-currency basis by approximately 37%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. We designate certain portions of the aggregate principal value of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. Foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations (see Notes 6 and 9 to our Unaudited Consolidated Financial Statements). Such foreign currency transaction gains or losses are dependent on the amount of net assets of the Euro functional currency subsidiaries, the amount of the Euro-denominated debt that is designated as a hedge and fluctuations in foreign currency exchange rates. For more information, see Part II, Item 1A, Risk Factors - "We are exposed to fluctuations in foreign currency exchange rates."

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

Many taxing authorities are increasingly focused on ways to increase tax revenues and have targeted large multinational technology companies in these efforts.  As a result, many countries and some U.S. states have implemented or are considering the adoption of a digital services tax or similar tax that imposes a tax on revenue earned from digital advertisements or the use of online platforms, even when there is no physical presence in the jurisdiction.  Currently, rates for this tax range from 1.5% to 10% of revenue deemed generated in the jurisdiction. The digital services taxes currently in effect, which we record in "General and administrative" expense in the Unaudited Consolidated Statements of Operations, have negatively impacted our results of operations and if many other jurisdictions pass similar legislation, the collective impact of all of these measures could have a materially adverse impact on our results of operations and cash flows. While the Organisation for Economic Co-operation and Development’s Statement on the Inclusive Framework issued on October 8, 2021 states that the Multilateral Convention will require all parties to remove all digital services taxes, the timing and modality for the removal of existing digital services taxes has not yet been clarified. For more information, see Part II, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities."

Many national governments have conducted or are conducting investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. Some countries have adopted or proposed legislation that could also affect business practices within the online travel industry. For example, France, Italy, Belgium and Austria have passed legislation prohibiting parity contract clauses in their entirety. Also, a number of governments are investigating or conducting information-gathering exercises with respect to compliance by online travel companies ("OTCs") with consumer protection laws, including practices related to the display of search results and search ranking algorithms, claims regarding discounts, disclosure of charges and availability, and similar messaging. In December 2020, the European Commission proposed the Digital Markets Act and the Digital Services Act, which are expected to give regulators more instruments to investigate digital businesses and impose new rules on certain digital platforms if they are determined to be "gatekeepers." The proposed legislation is not final and it is not known what the laws will look like in their final forms. If regulators were to determine that we are a gatekeeper under the proposed legislation, we could be subject to additional rules and regulations not applicable to all our competitors and our business could be harmed. For more information on these matters and their potential effects on our business, see Note 13 to our Unaudited Consolidated Financial Statements and Part II, Item 1A, Risk Factors - "Our business is subject to various competition/anti-trust, consumer protection and online commerce laws, rules and regulations around the world, and as the size of our business grows, scrutiny of our business by legislators and regulators in these areas may intensify." If there is an adverse outcome of the ongoing litigation with the Netherlands Pension Fund for the Travel Industry discussed in Note 13 to the Unaudited Consolidated Financial Statements, we could incur additional ongoing expenses related to employee benefits. There could also be other employee benefit related expenses that we may become subject to in the Netherlands and/or other locations. Such increased employee benefit costs could be significant and would negatively impact our results of operations and cash flows. In addition to the price parity and consumer protection investigations and the ongoing pension matter, from time to time national competition authorities, other governmental agencies, trade associations and private parties take legal actions, including commencing legal proceedings, that may affect our operations. In general, increased regulatory focus on online businesses, including online travel businesses like ours, could result in increased compliance costs or otherwise adversely affect our business.

Seasonality and Other Timing Factors

In recent years prior to 2020, the majority of our gross bookings have been generated in the first half of the year, as consumers planned and reserved their spring and summer vacations in Europe and North America. However, we would generally recognize revenue from these bookings when the travel begins (at "check-in"), which can be in a quarter other than when the associated reservations are booked. In contrast, we expensed the substantial majority of our marketing activities as the expense is incurred, which is typically in the quarter in which associated reservations were booked. As a result of this timing difference between when we recorded marketing expense and when we recognized associated revenue, we have experienced our highest levels of profitability in the third quarter of the year, which coincides with the highest levels of accommodation check-ins for the year for our European and North American markets. The first quarter of the year was typically the quarter in which we recognized the lowest amount of revenue as well as the lowest level of profitability and highest level of volatility in earnings growth rates due to these seasonal timing factors. The COVID-19 pandemic impacted seasonality in 2020 and 2021; for example, in the nine months ended September 2021 there was a higher share of travel booked during the second and third quarters as well as a higher share of check-ins during the third quarter than in 2019. We cannot currently predict travel patterns given the COVID-19 pandemic, and we may not experience typical seasonality effects on our business throughout the duration of the pandemic, and potentially for some time thereafter.

For several years, we experienced an expansion of the booking window (the average time between the booking of a travel reservation and when the travel begins), which impacts the relationship between our gross bookings (recognized at the time of booking) and our revenues (recognized at the time of check-in).  However, we saw a contraction of the booking window throughout 2018 and 2019. Due to the impact of the COVID-19 pandemic on our booking trends, we saw an initial expansion in the booking window in the second quarter of 2020 versus the comparable prior-year period as an increased percentage of bookings were made for travel occurring in the third quarter of 2020. However, in the third and fourth quarters of 2020, we saw a significant contraction of the booking window versus the comparable prior-year period as an increased percentage of bookings were made for travel that was to occur close to the time of booking. In the first three quarters of 2021 we continued to see a contraction of the booking window as compared to the first three quarters of 2019. The contraction in the third quarter of 2021 as compared to the third quarter of 2019 was more significant than the contraction in the second quarter of 2021 as compared to the second quarter of 2019, as we saw a higher mix of near-term bookings during our peak travel season. We expect that the length of the booking window will be volatile and difficult to predict throughout the duration of the COVID-19 pandemic, and potentially for some time thereafter. Future changes in the length of the booking window will affect the degree to which our gross bookings and revenues occur in the same period and, as a result, whether our gross bookings growth rates and revenue growth rates converge or diverge.

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

The extent of the effects of the COVID-19 pandemic on our business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments. While we have seen signs of a recovery in travel demand in certain parts of the world including the United States and Europe as well as more recently in Asia, we continue to expect that our business will be adversely impacted by surges of COVID-19 case counts, including those driven by variants of COVID-19, as well as any government-imposed travel restrictions in reaction to COVID-19 outbreaks, which could remain a risk for an extended period of time. Over the long term, we intend to continue to invest in marketing and promotion, technology and personnel within parameters consistent with attempts to improve long-term operating results, even if those expenditures create pressure on operating margins. In recent years, we have experienced pressure on operating margins as we invested in initiatives to drive future growth. We also intend to broaden the scope of our business, and to that end, we explore strategic alternatives from time to time in the form of, among other things, acquisitions. We believe competitive pressure to innovate will encompass a wider range of services and technologies, including services and technologies that may be outside of our historical core business, and our ability to keep pace may slow. Potential competitors, such as emerging start-ups, may be able to innovate and focus on developing a particularly new product or service faster than we can or may foresee consumer need for new services or technologies before us. Some of our larger competitors or potential competitors have more resources or more established or diversified relationships with consumers than we do, and they could use these advantages in ways that could affect our competitive position, including by making acquisitions, entering or investing in travel reservation businesses, investing in research and development, and competing aggressively for highly-skilled employees. For example, because consumers often utilize other online services more frequently than online travel services, a competitor or potential competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost-effectively acquire customers for its online travel services than we can. Our goal is to grow revenue and achieve healthy operating margins in an effort to maintain profitability. The uncertain and highly competitive environment in which we operate makes the prediction of future results of operations difficult, and accordingly, we may not be able to return to the levels of revenue growth and profitability we experienced prior to the COVID-19 pandemic.

A variety of factors has made and may continue to make the attraction and retention of well-qualified employees more difficult and costly. The competition for talent in our industry has intensified, including among established technology companies and startups. There is also competition for technology talent from companies that are transitioning to digital, with whom we did not historically compete for talent. The competition for talent is exacerbated by an increased willingness of certain companies to offer flexible and remote working policies, which expands the pool of candidates from which our competitors may attract talent. This could continue in the future due to other technology companies recruiting and hiring our employees, an actual or perceived slower pace of recovery of the travel industry as a result of the COVID-19 pandemic than other industries, and other factors beyond our control. If we do not succeed in attracting well-qualified employees, our business, our ability to grow and innovate, competitive position, reputation and results of operations would be adversely affected. The current labor market is highly competitive and our personnel expenses to attract and retain key talent are increasing, which may adversely affect our results of operations. We are unable to predict if there will be any significant and continuing impact on our workforce as a result of the COVID-19 pandemic. See Part II, Item 1A, Risk Factors - "We rely on the performance of highly skilled employees; and, if we are unable to retain or motivate key employees or attract, retain and motivate well-qualified employees, our business would be harmed."

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Certain of our accounting estimates are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. We evaluate our estimates on an ongoing basis. Estimates are based on, among other things, historical experience, terms of existing contracts, our observance of trends in the travel industry and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. For a complete discussion of our critical accounting policies, see the "Critical Accounting Policies and Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2020.

Valuation of Goodwill

We test goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test goodwill at a reporting unit level and our annual goodwill impairment tests are performed as of September 30. As of September 30, 2021, we performed our annual goodwill impairment test and concluded that there was no impairment of goodwill.

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

The estimation of fair values of our reporting units reflect numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding each reporting unit's expected growth rates and operating margin, expected length and severity of the impact from the COVID-19 pandemic, the shape and timing of the subsequent recovery and the competitive environment, as well as other key assumptions with respect to matters outside of our control, such as discount rates and market comparables. It requires significant judgments and estimates and actual results could be materially different than the judgments and estimates used to estimate fair value. Future events and changing market conditions may lead us to re-evaluate the assumptions used to estimate the fair values of our reporting units, particularly the assumptions related to the length and severity of the COVID-19 pandemic and the shape and timing of the subsequent recovery, which may result in a need to recognize additional goodwill impairment charges that could have a material adverse effect on our results of operations.
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
Our investments measured using Level 3 inputs primarily consist of preferred stock investments in privately-held companies that are classified as either debt securities or equity securities without readily determinable fair values. Fair values of privately held securities are estimated using a variety of valuation methodologies, including both market and income approaches. We have used valuation techniques appropriate for the type of investment and the information available about the investee as of the valuation date to determine fair value. Recent financing transactions in the investee, such as new investments in preferred stock, are generally considered the best indication of the enterprise value and therefore used as a basis to estimate fair value. As applicable, we also consider publicly disclosed information for certain merger transactions (not yet consummated), including those involving special purpose acquisition companies. However, based on a number of factors, such as the proximity in timing to the valuation date or the volume or other terms of these financing transactions, we may also use other valuation techniques to supplement this data, including the income approach. In addition, an option-pricing model ("OPM") is utilized to allocate value to the various classes of securities of the investee, including the class owned by us. In certain situations, the current value method ("CVM") is utilized to allocate value to the various classes of equity based on their as-converted values. The OPM and CVM include assumptions around the investees’ expected time to liquidity and volatility.
In April 2021, Grab announced its intention to pursue a public listing of its shares in the U.S. through a merger with Altimeter Growth Corp. ("Altimeter") (the "Grab Transaction") (see Note 5 to our Unaudited Consolidated Financial Statements). Our investment in Grab, which is classified as a debt security for accounting purposes, had an estimated fair value of $330 million and $200 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, we measured this investment using Level 3 inputs and management's estimates that incorporate current market participant expectations of future cash flows alongside the Grab Transaction value and other relevant information.

To estimate the fair value of Grab, we used a relative weighting of 70% market approach using the Grab Transaction value and 30% income approach. The market approach uses the Grab Transaction value and an estimated discount for the lack of marketability. The key unobservable inputs used include the volatility (65%) and an estimated time to liquidity of three months. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on a company’s weighted-average cost of capital, and is adjusted to reflect the risks inherent in its cash flows. The key unobservable inputs and ranges used include the weighted-average cost of capital (12.0%-14.5%), terminal earnings before interest, taxes, depreciation and amortization ("EBITDA") multiple (12x-14x), volatility (60%-70%) and an estimated time to liquidity of five months. Significant changes in any of these inputs in isolation would result in significantly different fair value measurements. Generally, a change in the assumption used for terminal EBITDA multiples would result in a directionally similar change in the fair value and a change in the assumption used for weighted-average cost of capital or volatility would result in a directionally opposite change in the fair value.
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

For our investment in the equity securities of DiDi Global Inc. ("DiDi"), considering the impact of the COVID-19 pandemic (see Note 1 to our Unaudited Consolidated Financial Statements), we performed an impairment analysis as of March 31, 2020 that resulted in an adjusted carrying value of $400 million at each of March 31, 2020, December 31, 2020 and March 31, 2021. As a result of DiDi's initial public offering in June 2021, we reclassified our DiDi investment as equity securities with readily determinable fair values.

Recent Accounting Pronouncements
See Note 1 to our Unaudited Consolidated Financial Statements for details, which is incorporated into this Item 2 by reference thereto.

Results of Operations
Three and Nine Months Ended September 30, 2021 compared to the Three and Nine Months Ended September 30, 2020

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

Room nights, rental car days and airline tickets reserved through our services for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
Room nights	183	127	43.9%	440	279	57.3%
Rental car days	13	9	44.0%	37	23	59.5%
Airline tickets	4	2	154.8%	11	4	183.8%

Room nights, rental car days, and airline tickets reserved through our services increased significantly for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, due primarily to the significant improvement in travel demand trends since the second quarter of 2020, which was severely impacted by the COVID-19 pandemic. The year-over-year increase in airline tickets for the three and nine months ended September 30, 2021 was also driven by strong execution and growth at Priceline, which operates primarily in the U.S. domestic travel market, a market that has recovered significantly faster than the global travel market from the impact of the COVID-19 pandemic, and to a lesser extent by strong growth at Booking.com, which had a relatively small amount of airline tickets booked in the first three quarters of 2020.

Gross bookings resulting from reservations of room nights, rental car days and airline tickets made through our agency and merchant models for the three and nine months ended September 30, 2021 and 2020 were as follows (numbers may not total due to rounding):

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
Agency	$14,872	$9,521	56.2%	$38,866	$19,377	100.6%
Merchant	8,812	3,861	128.2%	18,709	8,705	114.9%
Total	$23,684	$13,382	77.0%	$57,575	$28,082	105.0%

Gross bookings increased by 77.0% and 105.0% for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020 (increased on a constant-currency basis by approximately 75% and 99%, respectively), due to an increase in gross bookings from our accommodation, airline ticket and rental car reservation services.

The increase in gross bookings from our accommodation reservation services for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, was due to the 43.9% and 57.3%

increase in room nights, respectively, a year-over-year increase in accommodation ADRs of approximately 19% and 23%, respectively, on a constant-currency basis and the positive impact of foreign exchange rate fluctuations. The year-over-year increase in accommodation ADRs on a constant-currency basis was impacted by the comparison to the three and nine months ended September 30, 2020, when ADRs declined as travel demand was significantly reduced. In addition, the year-over-year increase in accommodation ADRs on a constant-currency basis benefited from strength in European ADRs, which were higher than in the comparable pre-COVID-19 pandemic periods in 2019.

The increase in gross bookings from our rental car reservation services for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, was due primarily to the significant improvement in travel demand trends since the second quarter of 2020, which was severely impacted by the COVID-19 pandemic.

The increase in gross bookings from our airline ticket reservation services for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020 was driven primarily by strong execution and growth at Priceline, which operates primarily in the U.S. domestic travel market, a market that has recovered significantly faster than the global travel market from the impact of the COVID-19 pandemic, and to a lesser extent by strong growth at Booking.com, which had a relatively small amount of airline ticket gross bookings in the first three quarters of 2020.

We believe that unit growth rates and growth in total gross bookings on a constant-currency basis, which excludes the impact of foreign currency exchange rate fluctuations, are important measures to understand the fundamental performance of the business.

Agency gross bookings are derived from travel-related transactions where we do not facilitate payments from travelers for the travel services provided. Agency gross bookings increased by 56.2% and 100.6% for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, due primarily to the significant improvement in travel demand trends since the second quarter of 2020, which was severely impacted by the COVID-19 pandemic.

Merchant gross bookings are derived from services where we facilitate payments from travelers for the travel services provided. Merchant gross bookings increased by 128.2% and 114.9% for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, due primarily to the significant improvement in travel demand trends since the second quarter of 2020, which was severely impacted by the COVID-19 pandemic. Merchant gross bookings for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, increased more than agency gross bookings due to the expansion of merchant accommodation reservation services at Booking.com.

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

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
Agency revenues	$2,867	$1,723	66.4%	$4,912	$3,504	40.2%
Merchant revenues	1,622	837	93.6%	2,656	1,741	52.5%
Advertising and other revenues	187	80	134.9%	409	313	31.0%
Total revenues	$4,676	$2,640	77.1%	$7,977	$5,558	43.5%

Total revenues for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, increased 77.1% and 43.5%, respectively (increased on a constant-currency basis by approximately 76% and 41%, respectively), due primarily to the significant improvement in travel demand trends since the second quarter of 2020, which was severely impacted by the COVID-19 pandemic.

Agency revenues increased by 66.4% and 40.2% for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, due primarily to the significant improvement in travel demand trends since the second quarter of 2020, which was severely impacted by the COVID-19 pandemic.

Merchant revenues increased by 93.6% and 52.5% for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, due primarily to the significant improvement in travel demand trends since the second quarter of 2020, which was severely impacted by the COVID-19 pandemic. Merchant revenues for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, increased more than agency revenues due to the expansion of merchant accommodation reservation services at Booking.com.

Advertising and other revenues increased by 134.9% and 31.0% for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020, due primarily to the significant improvement in travel and restaurant demand trends since the second quarter of 2020, which was severely impacted by the COVID-19 pandemic. In addition, in the second and third quarters of 2021 our advertising and other revenues benefited from fees payable by restaurants for diners seated through OpenTable's online reservation service and subscription fees for restaurant management services, as the program that waived those fees ended in March 2021.

Total revenues as a percentage of gross bookings was 19.7% for the three months ended September 30, 2021 and 2020. Total revenues as a percentage of gross bookings was 13.9% for the nine months ended September 30, 2021, compared to 19.8% for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, revenues as a percentage of gross bookings was negatively impacted by the timing of booking versus travel as a portion of the gross bookings made in the first three quarters of 2021 were related to expected travel in subsequent quarters, which is when we expect to recognize the associated revenue. In addition, for the nine months ended September 30, 2020, revenues as a percentage of gross bookings was positively impacted by timing of booking versus travel as revenue benefited from travel earlier in the year before the COVID-19 pandemic, while gross bookings were more negatively impacted by a significant increase in cancellations in March and April 2020.

Our international businesses accounted for approximately $4.2 billion and $6.9 billion of our total revenues for the three and nine months ended September 30, 2021, respectively, compared to $2.4 billion and $5.0 billion for the three and nine months ended September 30, 2020, respectively. Total revenues attributable to our international businesses for the three and nine months ended September 30, 2021 increased by 75% and 40%, respectively, compared to the three and nine months ended September 30, 2020 (increased on a constant-currency basis by approximately 73% and 37%, respectively). Total revenues attributable to our U.S. businesses increased 107% and 71%, for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020. Total revenues attributable to our international and U.S. businesses increased for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, due primarily to the significant improvement in travel demand trends since the second quarter of 2020, which was severely impacted by the COVID-19 pandemic.

Operating Expenses

Marketing Expenses

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
Marketing expenses	$1,378	$731	88.4%	$2,827	$1,793	57.6%
% of Total revenues	29.5%	27.7%		35.4%	32.3%

We rely on marketing channels to generate a significant amount of traffic to our websites. Marketing expenses consist primarily of the costs of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; (4) offline and online brand marketing; and (5) other performance-based marketing and incentives. For the three and nine months ended September 30, 2021, our marketing expense increased significantly compared to the three and nine months ended September 30, 2020, due primarily to the significant improvement in travel demand trends since the second quarter of 2020, which was severely impacted by the COVID-19 pandemic. We adjust our marketing spend based on our growth and profitability objectives, as well as the travel demand and expected ROIs in our marketing channels. Marketing expenses as a percentage of total revenues increased for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to a significant increase in brand marketing expense, as we took actions to reduce our brand marketing expense in the third quarter of 2020 in response to the reduced travel demand, as well as due to slightly lower ROIs in our performance marketing channels, partially offset by favorable changes in share of traffic by channel. For the nine months ended September, 30, 2021, our marketing expense as a percentage of total revenues increased compared to the nine months ended September 30, 2020, due to the differences in timing between booking and travel, with the majority of our marketing expense recognized at the time of booking and revenue recognized when travel occurs, as well as increases in brand marketing expense, as we took actions to reduce our brand marketing expense in the first three quarters of 2020 in response to the reduced travel demand. The timing differences and increased brand marketing expense were partially offset by year-over-year increases in performance marketing ROIs and favorable changes in the share of traffic by channel for the nine months ended September 30, 2021.

Sales and Other Expenses

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
Sales and other expenses	$302	$129	134.7%	$620	$637	(2.7)%
% of Total revenues	6.4%	4.9%		7.8%	11.5%

Sales and other expenses consist primarily of: (1) credit card and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations and other services; (3) customer chargeback provisions and fraud prevention expenses associated with merchant transactions; (4) provisions for expected credit losses, primarily related to accommodation commission receivables and prepayments to certain customers; and (5) customer relations costs and other costs. For the three months ended September 30, 2021, sales and other expenses, which are substantially variable in nature, increased compared to the three months ended September 30, 2020, due primarily to an increase in expenses related to transactions processed on a merchant basis, which increased due to the significant improvement in travel demand trends since the prior year. For the nine months ended September 30, 2021, sales and other expenses decreased compared to the nine months ended September 30, 2020, due primarily to a decrease in expected credit loss expenses as we substantially increased our provision for expected credit losses in the first quarter of 2020 due to the COVID-19 pandemic.

Personnel

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
Personnel	$591	$517	14.2%	$1,829	$1,453	25.9%
% of Total revenues	12.6%	19.6%		22.9%	26.2%

Personnel expenses consist of compensation to our personnel, including: (1) salaries; (2) bonuses; (3) stock-based compensation; (4) payroll taxes; and (5) employee health and other benefits. Personnel expenses increased during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due to a higher bonus expense accrual as well as a $22 million benefit from government grants and other assistance recognized during the three months ended September 30, 2020. Personnel expenses increased during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, due to $136 million of expense, recorded in the second quarter of 2021, which was associated with the return of government assistance received through various government aid programs, a $122 million benefit from government grants and other assistance recognized during the nine months ended September 30, 2020, and a higher bonus expense accrual and stock-based compensation expense, partially offset by lower salary expenses. Stock-based compensation expense was $85 million and $284 million for the three and nine months ended September 30, 2021, respectively, compared to $80 million and $163 million for the three and nine months ended September 30, 2020, respectively. The increase in stock-based compensation expense for the nine months ended September 30, 2021, was impacted by a reduction in stock-based compensation expense of $73 million recorded during the three months ended March 31, 2020 as a result of reduced financial performance driven by the COVID-19 pandemic. In addition, stock-based compensation expense increased during the nine months ended September 30, 2021 due to the modification of performance-based awards during the three months ended March 31, 2021. Headcount decreased 15% year-over-year to approximately 19,600 as of September 30, 2021, compared to approximately 23,000 as of September 30, 2020, primarily due to restructuring actions and attrition.

General and Administrative

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
General and administrative	$179	$148	21.3%	$432	$453	(4.6)%
% of Total revenues	3.9%	5.6%		5.4%	8.1%

General and administrative expenses consist primarily of: (1) occupancy and office expenses; (2) fees for outside professionals, including legal expenses; (3) indirect taxes such as travel transaction taxes and digital services taxes; and (4) personnel-related expenses such as travel, relocation, recruiting and training expenses. General and administrative expenses increased for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due to higher indirect taxes driven by the improvement in revenue, as well as higher fees for professional services. General and administrative expenses decreased during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, due to lower personnel-related expenses associated with a significant reduction in non-essential travel and entertainment, and lower occupancy and office expenses due to employees working remotely since March 2020, partially offset by higher fees for professional services and higher indirect taxes driven by the improvement in revenue.

Information Technology

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
Information technology	$109	$71	53.1%	$289	$219	32.2%
% of Total revenues	2.3%	2.7%		3.6%	3.9%

Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) outsourced data center and cloud computing costs; (3) payments to contractors; and (4) data communications and other expenses associated with operating our services. Information technology expenses increased during the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, due to increased software license fees and payments to contractors, some of which relate to cybersecurity and data privacy.

Depreciation and Amortization

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
Depreciation and amortization	$102	$115	(11.4)%	$323	$344	(6.1)%
% of Total revenues	2.2%	4.3%		4.0%	6.2%

Depreciation and amortization expenses consist of: (1) amortization of intangible assets with determinable lives; (2) amortization of internally-developed and purchased software; (3) depreciation of computer equipment; and (4) depreciation of leasehold improvements, furniture and fixtures and office equipment. Depreciation and amortization expenses decreased during the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, as a result of decreased depreciation of computer equipment, partially offset by increased internally-developed software amortization expense.

Restructuring and Other Exit Costs

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
Restructuring and other exit costs	$—	$41	(99.1)%	$9	$75	(87.6)%
% of Total revenues	—%	1.5%		0.1%	1.4%

Restructuring and other exit costs principally relate to the restructuring charges as a result of restructuring actions taken in response to the impact of the COVID-19 pandemic on our business. Restructuring and other exit costs decreased during the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, as these restructuring activities substantially concluded as of December 31, 2020. These restructuring charges are primarily related to employee severance and other termination benefits at Booking.com (see Note 14 to the Unaudited Consolidated Financial Statements).

Impairment of Goodwill

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
Impairment of goodwill	$—	$573	N/A	$—	$1,062	N/A
% of Total revenues	N/A	21.7%		N/A	19.1%

During the three and nine months ended September 30, 2020, we recorded an impairment charge to goodwill related to OpenTable and KAYAK, which is not tax-deductible, of $573 million and $1.1 billion (see Note 8 to our Unaudited Consolidated Financial Statements).

Interest Expense

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
Interest expense	$80	$98	(17.4)%	$259	$258	0.7%

Interest expense decreased for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to the issuance of senior notes with lower interest rates in March 2021 and the redemption of senior notes with higher interest rates in April 2021. Interest expense increased slightly for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to interest expense attributable to our Senior Notes and Convertible Senior Notes issued in April 2020, almost entirely offset by the effect of the redemption in April 2021 of our Senior Notes issued in April 2020 and the maturity in June 2020 of our Convertible Senior Notes issued in May 2013 (see Note 9 to our Unaudited Consolidated Financial Statements).

Other Income (Expense), Net

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
Other income (expense), net	$(967)	$618	(256.3)%	$(740)	$1,058	(169.9)%

The following table sets forth the breakdown of "Other income (expense), net" for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, (in millions)		Nine Months Ended September 30, (in millions)
	2021	2020	2021	2020
Interest and dividend income	$4	$5	$12	$49
Net (losses) gains on equity securities	(1,016)	733	(589)	1,261
Impairment of investment	—	—	—	(100)
Foreign currency transaction gains (losses)	45	(121)	92	(148)
Loss on early extinguishment of debt	—	—	(242)	—
Other	—	1	(13)	(4)
Other income (expense), net	$(967)	$618	$(740)	$1,058

Interest and dividend income decreased for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, primarily due to lower yields as well as the change in the mix of investments with increased usage of investments classified as cash equivalents.

Net losses on equity securities for the three and nine months ended September 30, 2021 are principally related to the losses on our equity investments in Meituan and DiDi. Net gains on equity securities for the three and nine months ended September 30, 2020 are principally related to the gains on our equity investments in Meituan. See Note 5 to our Unaudited Consolidated Financial Statements for additional information.

Impairment of investment for the nine months ended September 30, 2020 is related to the impairment of our investment in DiDi that we recorded during the three months ended March 31, 2020 (see Notes 5 and 6 to our Unaudited Consolidated Financial Statements).

Foreign currency transaction gains for the three and nine months ended September 30, 2021 include gains of $54 million and $108 million, respectively, related to the portion of our Euro-denominated debt that was not designated as a net investment hedge, partially offset by losses of $10 million and $18 million, respectively, related to derivative contracts. Foreign currency transaction losses for the three and nine months ended September 30, 2020 include losses of $117 million and $139 million, respectively, related to the portion of our Euro-denominated debt that was not designated as a net investment hedge. In addition, foreign currency transaction losses for the nine months ended September 30, 2020 include losses on derivative contracts of $31 million.

Loss on early extinguishment of debt is related to our Senior Notes due April 2025 (the "April 2025 Notes") and our Senior Notes due April 2027 (the "April 2027 Notes") that were redeemed in April 2021 (see Note 9 to our Unaudited Consolidated Financial Statements).

Other expenses for the nine months ended September 30, 2021 include losses on reverse treasury lock agreements which were designated as cash flow hedges (see Note 6 to our Unaudited Consolidated Financial Statements).

Income Taxes

	Three Months Ended September 30, (in millions)		Increase (Decrease)	Nine Months Ended September 30, (in millions)		Increase (Decrease)
	2021	2020		2021	2020
Income tax expense	$199	$34	483.1%	$102	$98	4.8%
% of Income before income taxes	20.5%	4.1%		15.8%	30.4%

Our 2021 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below), partially offset by higher international tax rates, U.S. federal and state tax associated with our international earnings, and certain non-deductible expenses. Our 2020 effective tax rates differ from the U.S. federal statutory tax rate of 21%, primarily due to the non-deductible goodwill impairment charges related to OpenTable and KAYAK, the valuation allowance recorded against the deferred tax assets generated from the impairment of a long-term investment and an increase in unrecognized tax benefits, partially offset by the benefit of the Netherlands Innovation Box Tax.

Our effective tax rate for the three months ended September 30, 2021 was higher than the three months ended September 30, 2020, primarily due to a decrease in the benefit of the Netherlands Innovation Box Tax, partially offset by lower international tax rates, certain lower non-deductible expenses and a decrease in discrete U.S. tax expense related to unrealized gains on equity securities. In addition, the effective tax rate for the three months ended September 30, 2020 reflected the non-deductible goodwill impairment charge related to OpenTable and KAYAK.

Our effective tax rate for the nine months ended September 30, 2021 was lower than the nine months ended September 30, 2020, primarily due to lower discrete U.S. tax expense related to unrealized gains on equity securities, lower international tax rates and certain lower non-deductible expenses, partially offset by a decrease in the benefit of the Netherlands Innovation Box Tax. In addition, the effective tax rate for the nine months ended September 30, 2020 reflected the non-deductible goodwill impairment charge related to OpenTable and KAYAK.

During the three and nine months ended September 30, 2021 and 2020, a majority of our income was reported in the Netherlands, where Booking.com is based. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") for periods beginning on or after January 1, 2021 rather than the Dutch statutory rate of 25%. Previously, the Innovation Box Tax rate had been 7%. The 2022 tax plan presented by the Dutch Ministry of Finance includes a proposal to increase the Netherlands corporate income tax rate from 25% to 25.8%, effective January 1, 2022. A portion of Booking.com's earnings during the three and nine months ended September 30, 2021 and 2020 qualified for Innovation Box Tax treatment, which had a beneficial impact on the effective tax rates for these periods. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not innovative or for any other reason, could substantially increase our effective tax rate and adversely impact our results of operations and cash flows in future periods. See Part II, Item 1A, Risk Factors - "We may not be able to maintain our 'Innovation Box Tax' benefit."

Liquidity and Capital Resources

The COVID-19 pandemic and the resulting economic conditions and government restrictions resulted in a material decrease in consumer spending and a significant decline in travel and restaurant activities and consumer demand for related services as compared to 2019 levels. Our financial results and prospects are almost entirely dependent on the sale of travel-related services.

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

At September 30, 2021, we had $15.4 billion in cash, cash equivalents and short-term and long-term investments, of which approximately $7.6 billion is held by our international subsidiaries. Cash, cash equivalents and long-term investments held by our international subsidiaries are denominated primarily in U.S. Dollars, Hong Kong Dollars and Euros. Cash equivalents and short-term and long-term investments are principally comprised of money market funds, time deposits and certificates of deposit, convertible debt securities of Trip.com Group, equity securities of Meituan and DiDi and our investments in private companies (see Notes 5 and 6 to the Unaudited Consolidated Financial Statements).

At September 30, 2021, we had a remaining transition tax liability of $911 million as a result of the Tax Cuts and Jobs Act (the "Tax Act"), which included $824 million reported as "Long-term U.S. transition tax liability" and $87 million included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet. This liability will be paid over the next five years. In accordance with the Tax Act, generally, future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by us.

In August 2019, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. The revolving credit facility provides for the issuance of up to $80 million of letters of credit as well as borrowings of up to $100 million on same-day notice, referred to as swingline loans. The proceeds of loans made under the facility can be used for working capital and general corporate purposes, including acquisitions, share repurchases and debt repayments. At September 30, 2021, there were no borrowings outstanding and $4 million of letters of credit issued under the facility. The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to our ability to borrow thereunder. In 2020, we amended the revolving credit facility to (i) suspend the maximum leverage ratio covenant through and including the three months ending March 31, 2022, which was replaced with a $4.5 billion minimum liquidity covenant based on unrestricted cash, cash equivalents, short-term investments and unused capacity under this revolving credit facility and (ii) increase the permitted maximum leverage ratio from and including the three months ending June 30, 2022 through and including the three months ending March 31, 2023. We agreed not to declare or make any cash distribution and not to repurchase any of our shares (with certain exceptions including in connection with tax withholding related to shares issued to employees) unless (i) prior to the delivery of financial statements for the three months ending June 30, 2022, we have at least $6.0 billion of liquidity on a pro forma basis, based on unrestricted cash, cash equivalents, short-term investments and unused capacity under this revolving credit facility and (ii) after the delivery of financial statements for the three months ending June 30, 2022, we are in compliance on a pro forma basis with the maximum leverage ratio covenant then in effect. Such restriction ends upon delivery of financial statements required for the three months ending June 30, 2023, or we have the ability to terminate this restriction earlier if we demonstrate compliance with the original maximum leverage ratio covenant in the revolving credit facility. Beginning with the three months ending June 30, 2022, the minimum liquidity covenant will cease to apply and the maximum leverage ratio covenant, as increased, will again be in effect. At September 30, 2021, we were in compliance with the minimum liquidity covenant. There can be no assurance that we will be able to meet either the minimum liquidity covenant or the maximum leverage ratio covenant, as applicable, at any particular time, and our ability to borrow under the revolving credit facility depends on compliance with the applicable covenant. Further, the lenders have the right to require repayment of any amounts borrowed under the facility if we are not in compliance with the applicable covenant (see Note 9 to the Unaudited Consolidated Financial Statements).

In September 2021, in connection with the maturity of our Convertible Senior Notes due September 2021, we paid $1.0 billion to satisfy the aggregate principal amount due and paid an additional $86 million conversion premium in excess of the principal amount.
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
During the nine months ended September 30, 2021, we repurchased 69,711 shares of our common stock for an aggregate cost of $158 million to satisfy employee withholding tax obligations related to stock-based compensation. At September 30, 2021, we had a remaining aggregate amount of $10.4 billion authorized by our Board of Directors to repurchase our common stock. We have not repurchased any shares since March 2020 under this stock repurchase authorization and do not intend to initiate any repurchases under this authorization in 2021. Assuming the travel recovery continues and we are able to meet our minimum liquidity covenant under the revolving credit facility, we plan to start repurchases in early 2022 under this authorization, and expect to complete this authorization within three years after commencing repurchases. See Note 9 to the Unaudited Consolidated Financial Statements for a description of the impact of the 2020 credit facility amendment on our ability to repurchase shares.

In September 2016, we signed a turnkey agreement to construct an office building for Booking.com’s future headquarters in the Netherlands for 270 million Euros ($313 million). Upon signing this agreement, we paid 43 million Euros ($48 million) for the acquired land-use rights. In addition, since signing the turnkey agreement we have made several progress payments principally related to the construction of the building. As of September 30, 2021, we had a remaining obligation of 22 million Euros ($25 million) related to the turnkey agreement, which will be paid through 2022, when we anticipate construction will be complete. In addition to the turnkey agreement, we have a remaining obligation at September 30, 2021 to pay 69 million Euros ($79 million) over the remaining initial term of the acquired land lease, which expires in 2065. At September 30, 2021, we had 27 million Euros ($31 million) of outstanding commitments to vendors to fit out and furnish the office space.

In 2018, we entered into an agreement to sign a future lease for office space in Manchester, United Kingdom for the future headquarters of Rentalcars.com, whereby our obligation to execute the lease was conditional upon the lessor completing certain activities. The lease commenced in October 2021 with modifications to certain terms and conditions of the 2018 agreement, for a term of approximately 13 years with a lease payment obligation of approximately 52 million British Pounds Sterling ($71 million), excluding lease incentives. In addition to our obligations under the lease, we will also make capital expenditures to fit out and furnish the office space.

At September 30, 2021 and December 31, 2020, we had lease obligations of $500 million and $590 million, respectively. Additionally, at September 30, 2021 and December 31, 2020, we had, in the aggregate, $180 million and $193 million, respectively, of non-cancellable purchase obligations individually greater than $10 million.

At September 30, 2021 and December 31, 2020, there were $351 million and $138 million, respectively, of standby letters of credit and bank guarantees issued on our behalf. These are obtained primarily for regulatory purposes and payment guarantees to third-party payment processors.

See Note 13 to the Unaudited Consolidated Financial Statements for additional information related to our commitments and contingencies.

In order to improve our liquidity following the impact of the COVID-19 pandemic on our business, among other actions, we raised additional capital through the issuance of Senior Notes and Convertible Senior Notes, reduced capital expenditures and operating expenses by significantly reducing marketing spend worldwide and working to eliminate non-essential operating costs, monitored the financial health of our partners, suppliers and other third-party relationships, implemented a general temporary company-wide hiring freeze for much of 2020 and undertook certain personnel actions such as furloughs and workforce reductions. We may have to take additional actions to improve our liquidity in the future. We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, capital expenditures and other obligations through at least the next twelve months. However, whether as a result of the COVID-19 pandemic or otherwise, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business plans, either of which could have a material adverse effect on our business, our ability to compete or our future growth prospects, financial condition and results of operations. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be diluted. We may not generate sufficient cash flow from operations in the future, revenue growth or sustained profitability may not be realized, and future borrowings or equity sales may not be available in amounts sufficient to make anticipated capital expenditures, finance our strategies or repay our indebtedness.

Cash Flow Analysis

Net cash provided by operating activities for the nine months ended September 30, 2021 was $2.5 billion, resulting from net income of $547 million, a favorable impact from adjustments for non-cash items of $1.3 billion, and a favorable net change in working capital and other long-term assets and liabilities of $717 million. Non-cash items were principally associated with net losses on equity securities, deferred income tax benefit, depreciation and amortization, stock-based compensation expense and other stock-based payments, loss on early extinguishment of debt, and operating lease amortization. For the nine months ended September 30, 2021, accounts receivable increased by $1.2 billion and deferred merchant bookings and other current liabilities increased by $2.1 billion, primarily due to increases in business volumes.

Net cash provided by operating activities for the nine months ended September 30, 2020 was $662 million, resulting from a net income of $224 million and a favorable impact from adjustments for non-cash items of $1.2 billion, partially offset by an unfavorable net change in working capital and other long-term assets and liabilities of $721 million. Non-cash items were principally associated with net gains on equity securities, impairment of goodwill, depreciation and amortization, provision for expected credit losses and chargebacks, stock-based compensation expense and other stock-based payments, unrealized foreign currency transaction losses on Euro-denominated debt and operating lease amortization. For the nine months ended September 30, 2020, prepaid expenses and other current assets decreased by $230 million, primarily due to the refund for overpayment from a vendor and lower prepayment to third-party payment processors due to decreases in business volumes as a result of the COVID-19 pandemic. For the nine months ended September 30, 2020, accounts receivable decreased by $554 million and deferred merchant bookings and other current liabilities decreased by $1.6 billion primarily due to decreases in business volumes as a result of the COVID-19 pandemic.

Net cash used in investing activities for the nine months ended September 30, 2021 was $215 million, principally resulting from the purchase of property and equipment of $203 million. Net cash provided by investing activities for the nine months ended September 30, 2020 was $2.7 billion, resulting from the proceeds from sales and maturities of investments of $3.0 billion, net of purchases of $72 million, and the purchase of property and equipment of $222 million.

Net cash used in financing activities for the nine months ended September 30, 2021 was $1.2 billion, almost entirely resulting from payments for redemption and conversion of debt of $3.1 billion and payments for the repurchase of common stock of $159 million, partially offset by the proceeds from the issuance of long-term debt of $2.0 billion. Net cash provided by financing activities was $1.5 billion for the nine months ended September 30, 2020, almost entirely resulting from the proceeds from the issuance of long-term debt of $4.1 billion, partially offset by payments for the repurchase of common stock of $1.3 billion and payments for the conversion of convertible notes of $1.2 billion.

Contingencies

French tax authorities conducted audits of Booking.com for the years 2003 through 2012 and years 2013 through 2015 and currently are conducting an audit for the years 2016 through 2018. In December 2015, the French tax authorities issued Booking.com assessments for unpaid income and value added taxes ("VAT") related to tax years 2006 through 2012 for approximately 356 million Euros ($403 million), the majority of which represents penalties and interest.  The assessments assert that Booking.com had a permanent establishment in France. In December 2019, the French tax authorities issued an additional assessment of 70 million Euros ($81 million), including interest and penalties, for the 2013 tax year asserting that Booking.com had taxable income attributable to a permanent establishment in France. The French tax authorities also have issued assessments totaling 39 million Euros ($45 million), including interest and penalties, for certain tax years between 2011 and 2015 on Booking.com's French subsidiary asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com in the Netherlands. As a result of a formal demand from the French tax authorities for payment of the amounts assessed against Booking.com for the years 2006 through 2012, in January 2019, we paid the assessments of approximately 356 million Euros ($403 million) in order to preserve our right to contest those assessments in court. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, does not constitute an admission that we owe the taxes and will be refunded (with interest) to us to the extent we prevail. In December 2019 and October 2020, we initiated court proceedings with respect to certain of the assessments. Although we believe that Booking.com has been, and continues to be, in compliance with French tax law, and we are contesting the assessments, during the three months ended September 30, 2020, we contacted the French tax authorities regarding the potential to achieve resolution of the matter through a settlement. After assessing several potential outcomes and potential settlement amounts and terms, an unrecognized tax benefit in the amount of 50 million Euros ($59 million) was recorded during the year ended December 31, 2020, of which the majority was included as a partial reduction to the tax payment recorded in "Other assets, net" in the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020. In December 2020, the French Administrative Court (Conseil d’Etat) delivered a decision in the "ValueClick" case that could have an impact on the outcome in our case. After considering the potential adverse impact of the new decision on the potential outcomes for the Booking.com assessments, we currently estimate that the reasonably possible loss related to VAT is approximately 20 million Euros ($23 million). Additional assessments could result when the French tax authorities complete the outstanding audits. For additional information related to the French and other tax assessments, see Note 13 to our Unaudited Consolidated Financial Statements and Part II, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities."

Beginning in 2014, Booking.com received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) ("BPF") claiming that Booking.com is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which Booking.com is currently participating. BPF instituted legal proceedings against Booking.com and in 2016 the District Court of Amsterdam rejected all of BPF’s claims. BPF appealed the decision to the Court of Appeal, and, in May 2019, the Court of Appeal also rejected all of BPF’s claims, in each case by ruling that Booking.com does not meet the definition of a travel intermediary for purposes of the mandatory pension scheme. BPF then appealed to the Netherlands Supreme Court. In April 2021, the Supreme Court overturned the previous decision of the Court of Appeal and held that Booking.com meets the definition of a travel intermediary for the purposes of the mandatory pension scheme. The Supreme Court ruled only on the qualification of Booking.com as a travel intermediary for the purposes of the mandatory pension scheme, and did not rule on the various other defenses we brought forward against BPF's claims. The Supreme Court referred the matter to another Court of Appeal that will have to assess the other defenses we brought forward if BPF were to proceed with the litigation. We intend to pursue a number of defenses in any subsequent proceedings and may ultimately prevail in whole or in part. While we continue to believe that Booking.com is in compliance with its pension obligations and that the Court of Appeal could ultimately rule in favor of Booking.com, given the Supreme Court’s decision, we believe it is probable that we have incurred a loss related to this matter. We are not able to reasonably estimate a loss or a range of loss because there are significant factual and legal questions yet to be determined in any subsequent proceedings. As a result, as of September 30, 2021, we have not recorded a liability in connection with a potential adverse ultimate outcome to this litigation. However, if Booking.com were to ultimately lose and all of BPF’s claims were to be accepted (including with retroactive effect to 1999), we estimate that as of September 30, 2021, the maximum loss, not including any potential interest or penalties, would be approximately 278 million Euros ($322 million). Such estimated potential loss increases as Booking.com continues not to contribute to the BPF and depends on Booking.com’s applicable employee compensation after September 30, 2021. For additional information related to the pension matter and our other contingent liabilities, see Note 13 to our Unaudited Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At September 30, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

At September 30, 2021 and December 31, 2020, the outstanding aggregate principal amount of our debt was $11.2 billion and $12.2 billion, respectively. We estimate that the fair value of such debt was approximately $12.3 billion and $14.0 billion at September 30, 2021 and December 31, 2020, respectively. The estimated fair value of our debt in excess of the outstanding principal amount primarily relates to the conversion premium on the Convertible Senior Notes and the outstanding Senior Notes issued in April 2020. Excluding the effect on the fair value of our convertible senior notes, a hypothetical 100 basis point (1.0%) decrease in interest rates would have resulted in an increase in the estimated fair value of our other debt of approximately $437 million and $544 million at September 30, 2021 and December 31, 2020, respectively. Our convertible senior notes are more sensitive to the equity market price volatility of our shares than changes in interest rates. The fair value of the convertible senior notes will likely increase as the market price of our shares increases and will likely decrease as the market price of our shares falls.

Our international business represents a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our international businesses are translated from local currencies (principally Euros and British Pounds

Sterling) into U.S. Dollars. If the U.S. Dollar weakens against the local currencies, the translation of these foreign-currency-denominated balances will result in increased net assets, gross bookings, revenues, operating expenses and net income. Similarly, our net assets, gross bookings, revenues, operating expenses and net income will decrease if the U.S. Dollar strengthens against the local currencies. For example, total revenues from our international businesses increased by 40% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, but, without the impact of changes in foreign currency exchange rates, increased year-over-year on a constant-currency basis by approximately 37%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. Additionally, foreign currency exchange rate fluctuations on transactions, denominated in currencies other than the functional currency, result in gains and losses that are reflected in our Unaudited Consolidated Statements of Operations. We have a significant investment that is denominated in Hong Kong Dollars and the related impact from the movements in foreign currency exchange rates is recognized in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations.

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

We are exposed to equity price risk as it relates to changes in fair values of our investments in equity securities of publicly-traded companies and private companies.  The estimated fair values of our investments in equity securities of publicly-traded companies and private companies, excluding our investment in Grab that is classified as a debt security for accounting purposes, were $2.9 billion and $69 million, respectively, at September 30, 2021, and $3.1 billion and $455 million, respectively, at December 31, 2020.  Our investments in private companies, excluding our investment in Grab, are measured at cost less impairment, if any. Such investments are also required to be measured at fair value as of the date of certain observable transactions for the identical or a similar investment of the same issuer. A hypothetical 10% decrease in the fair values of these investments at September 30, 2021 and December 31, 2020 would have resulted in a loss, before tax, of approximately $295 million and $355 million, respectively, being recognized in net income.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe we have not experienced any material impact on our internal control over financial reporting as a result of the COVID-19 pandemic and the resulting remote working conditions. We continue to monitor and assess the effectiveness and design of our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of any material legal proceedings to which we are a party, and updates thereto, is included in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2021, and is incorporated into this Item 1 by reference thereto.

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
•Tax, legal and regulatory risks;
•Risks related to the increased focus on our environmental, social and governance responsibilities;
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

In response to the outbreak of the novel strain of the coronavirus, COVID-19 (the "COVID-19 pandemic"), as well as subsequent outbreaks driven by new variants of COVID-19, governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions, bans and advisories, instructions to practice social distancing, curfews, quarantine advisories, including quarantine restrictions after travel in certain locations, shelter-in-place orders, required closures of non-essential businesses, vaccination mandates or requirements for businesses to confirm employees’ vaccination status, and other restrictions. These government mandates have had a significant adverse effect on many of the customers on whom our business relies, including hotels and other accommodation providers, airlines, restaurants and other partners, as well as on our workforce, operations and consumers. In addition, there remains uncertainty around the impact of the new variants of COVID-19, when existing restrictions will be lifted, if additional restrictions may be initiated or reimposed, if there will be changes to travel behavior patterns when government restrictions are fully lifted, and the timing of distribution and administration of COVID-19 vaccines globally.

Our financial results and prospects are almost entirely dependent on the sale of travel-related services. The COVID-19 pandemic and the resulting economic conditions and government restrictions resulted in a material decrease in consumer spending and a significant decline in travel and restaurant activities and consumer demand for related services in 2020 in particular. The comparison of our 2021 results to the same period in 2019 avoids the distortion created from comparing to the same period in 2020, which was severely impacted by the COVID-19 pandemic. Accommodation room nights, which include the impact of cancellations ("room nights"), declined rapidly as the COVID-19 pandemic spread in the first quarter of 2020 and the beginning of the second quarter of 2020, but then steadily improved through the end of the second quarter and into the summer travel period in the third quarter of 2020. However, in the fourth quarter of 2020, we saw an increased decline in room nights, due in part to increased COVID-19 case counts and reimposed or additional government-imposed travel restrictions, particularly in Europe, some of which continued to remain in place during the nine months ended September 30, 2021. In spite of these travel restrictions, room night trends improved in the first quarter of 2021, driven by domestic travel (travelers booking a stay within their own country) in Europe and the United States. The United States had positive room night growth in the first quarter of 2021 as compared to the first quarter of 2019. Global room night trends further improved in the second quarter of 2021, driven by domestic and international (travelers booking a stay at a property located outside of their own country) travel, primarily in Europe as well as continued improvement in domestic travel in the United States. The improvement in international room nights in Europe was mainly driven by travel within the European region, which benefited from an increase in vaccination rates and the easing of many government-imposed travel restrictions towards the end of the second quarter. The United States had strong room night growth in the second quarter of 2021 as compared to the second quarter of 2019.

In the third quarter of 2021, room nights declined 18% relative to the third quarter of 2019, which was an improvement of about 8 percentage points from the room night decline in the second quarter of 2021 relative to the second quarter of 2019. This improvement was driven primarily by Europe, which benefited from continued improvement in international travel within the region. The United States had strong growth in room nights in the third quarter of 2021, although below the level of growth seen in the second quarter of 2021.

While vaccinations continue to advance, many countries in Asia, Africa, South America, and other parts of the world have made slower progress. In the second and third quarters of 2021, many countries experienced a spike in COVID-19 cases due to the Delta variant. While many reports indicate that existing COVID-19 vaccines appear to be mostly effective against the Delta variant, it has caused certain authorities to reimpose mask requirements and other restrictions, including in countries that have widely distributed vaccines. We believe that as effective vaccines become more widely distributed, people will increasingly feel it is safe to travel again and government restrictions will be relaxed, although the timing remains uncertain.

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

Our business is dependent on the availability of a large number of accommodations (particularly independently-owned accommodations) and restaurants, and on the ability of consumers to travel to such accommodations and restaurants on airlines, railways and rental cars. The ability of consumers to travel internationally has been significantly impacted by the various travel restrictions between countries, including for example, the variety of requirements instituted on a country-by-country basis in the European Union including quarantine, testing and/or vaccination requirements for international travelers. We do not expect economic and operating conditions for our business to recover fully until there is widespread consumer confidence and ability to travel, and our travel service provider and restaurant partners are able to meet the demand for services. This may not occur until well after the broader global economy begins to improve. Additionally, our business is also dependent on consumer sentiment and discretionary spending patterns. Any increased unemployment is likely to have a negative impact on consumer discretionary spending, including for the travel and restaurant industries. Even though we have seen some improvements in the economic and operating conditions for our business since the outset of the COVID-19 pandemic, we cannot predict the long-term effects of the pandemic on our business or the travel and restaurant industries as a whole. As an example, in the first three quarters quarters of 2021, a higher share of our room nights were booked with flexible cancellation policies, as compared to the first three quarters of 2019 and 2020, which could result in higher than normal cancellation rates in future quarters, which would negatively impact future revenue and cause increased cash refunds to travelers in the case of certain cancellable bookings. If the travel and restaurant industries are fundamentally changed by the COVID-19 pandemic in ways that are detrimental to our operating model, our business may continue to be adversely affected even as the broader global economy recovers.

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, attract, hire, develop, motivate and retain highly skilled employees across our organization. In particular, the contributions of key senior management in the United States, Europe and Asia are critical to the performance of our business. We may not be able to retain the services of members of our senior management or other key employees, the loss of whom could harm our business and competitive position. Our continued ability to compete effectively and to innovate and develop products, services, technologies and enhancements depends on our ability to attract, retain and motivate well-qualified employees. As a result of our prior workforce restructurings and the potential for a long recovery period for the travel industry as a result of the COVID-19 pandemic, and as we reopen certain of our offices (depending on local restrictions and health protocols such as government imposed employee vaccine mandates), it is possible our employees may not view employment with us and our new working policies as positively as they did prior to the pandemic. We expect that the COVID-19 pandemic will have a long-term effect on the nature of our office environments and remote working policies. While we believe that this will be a positive change over the longer term, there may continue to be operational and workplace cultural challenges that may adversely affect our business, including talent retention, in the shorter term. We are unable to predict if there will be any significant and continuing impact on our workforce as a result of the COVID-19 pandemic.

Competition for well-qualified employees in all aspects of our business, especially software engineers, mobile communication talent and other technology professionals, is intense and costly. In particular, our success in markets across Europe, the United States and Asia has led to increased efforts by our competitors and others to hire our employees. These difficulties may be amplified by increased ability to work remotely, evolving restrictions on immigration and travel or availability of visas or work permits for skilled technology workers. The competition for talent in our industry has intensified, including among established technology companies and startups. There is also competition for technology talent from companies that are transitioning to digital, with whom we did not historically compete for talent. The competition for talent is exacerbated by an increased willingness of certain companies to offer flexible and remote working policies, which expands the pool of candidates from which our competitors may attract talent. This could continue in the future due to other technology companies recruiting and hiring our employees, an actual or perceived slower pace of recovery of the travel industry as a result of the COVID-19 pandemic than other industries and other factors beyond our control. If we do not succeed in attracting well-qualified employees, our business, our ability to grow and innovate, competitive position, reputation and results of operations would be adversely affected. The current labor market is highly competitive and our personnel expenses to attract and retain key talent are increasing, which may adversely affect our results of operations.

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

Political uncertainty, conditions or events can also negatively affect consumer spending and adversely affect travel demand. In the past, and prior to the significantly changed circumstances brought on by the onset of the COVID-19 pandemic, we experienced volatility in transaction growth rates, increased cancellation rates and weaker trends in accommodation average daily rates ("ADRs") across many regions of the world, particularly in those countries that appear to be most affected by economic and political uncertainties, which we believed were due at least in part to these macro-economic conditions and concerns. Further economic or political disruptions beyond those resulting from the COVID-19 pandemic could cause, contribute to or be indicative of deteriorating macro-economic conditions, which in turn could negatively affect travel or the travel industry in general and therefore have an adverse impact on our results of operations. While lower occupancy rates have historically resulted in accommodation providers increasing their distribution of accommodation reservations through third-party intermediaries such as us, our remuneration for accommodation reservation transactions changes proportionately with price, and therefore, lower ADRs generally have a negative effect on our accommodation reservation business and on our revenues and results of operations. As a result of the COVID-19 pandemic and its material adverse impact on travel, there was a significant decrease in industry occupancy rates and ADRs. While we have seen recent signs of recovery in ADRs, industry occupancy rates remain below pre-pandemic levels.

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

We compete globally with both online and traditional travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, constantly evolving and subject to rapid change, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon and Facebook, have significantly more customers or users, consumer data and financial and other resources than we do, and they may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market and has grown rapidly in this area, including by offering a flight meta-search product ("Google Flights"), a hotel meta-search product ("Google Hotel Ads"), an alternative accommodations meta-search product ("Google Vacation Rentals"), its "Book on Google" reservation functionality, Google Travel, a planning tool that aggregates its flight, hotel and packages products in one website, and by integrating its hotel meta-search products and restaurant information and reservation products into its Google Maps app. In addition, Amazon has experimented with online travel in the past and continues to experiment in this area, such as by partnering with travel companies to offer its customers travel products, including a partnership with Booking.com to provide travel deals to Amazon Prime users in certain countries. Moreover, as the economy and the travel industry recover from the impact of the COVID-19 pandemic, the structure of the travel industry or consumer preferences could change in ways that could disadvantage us and benefit certain of our existing competitors or new entrants. For example, as a result of the COVID-19 pandemic and the resulting international travel restrictions and social distancing practices, there has been a shift in favor of domestic travel and alternative accommodations. This shift could benefit competitors that are more well established in domestic markets and alternative accommodations than we are. As a result, our historical strengths may not provide the competitive advantages that they did prior to the pandemic. If we are unable to successfully adapt to any changes in how the travel industry operates or to changes in the ways in which consumers purchase travel services, our ability to compete, and therefore our business and results of operations, would be adversely affected.

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

•online restaurant reservation services, such as TheFork and Bookatable (which are owned by TripAdvisor), SeatMe (which is owned by Yelp), Zomato, Quandoo (which is owned by Recruit), and Resy (which is owned by American Express);

•"Super apps" which offer consumers a wide range of everyday and other services including travel bookings such as We Chat (owned by Tencent), Meituan (in which we hold a small minority interest), Grab (in which we hold a small minority interest), and GoTo;

•companies offering new rental car business models or car- or ride-sharing services that affect demand for rental cars, some of which have developed innovative technologies to improve efficiency of point-to-point transportation and extensively utilize mobile platforms, such as Uber, Lyft, Gett, Zipcar (which is owned by Avis), Turo, BlaBlaCar, DiDi (in which we hold a small minority interest), Grab (in which we hold a small minority interest), and Ola; and

•companies offering technology services and software solutions to travel service providers, including large global distribution systems ("GDSs"), such as Amadeus, Sabre and Travelport, and hospitality software platforms, such as Oracle and Shiji.

Google, the world's largest search engine and one of the world's largest companies, and other large, established companies with substantial resources and expertise in developing online commerce and facilitating internet traffic offer travel or travel-related search, meta-search and/or reservation booking services and may create additional inroads into online travel. Google's travel meta-search services, Google Hotel Ads and Google Flights, have grown rapidly and achieved significant market share in a relatively short time. Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service providers (e.g., accommodations, rental car companies or airlines), online travel companies ("OTCs") and other online platforms and, in many instances, compete directly with us for customers. Meta-search services intend to appeal to consumers by showing broader travel search results than may be available through OTCs or other online platforms, which could lead to travel service providers or others gaining a larger share of search traffic. Google leverages its general search business to promote its meta-search offerings by showing meta-search results at the top of its organic search results. Further, TripAdvisor and trivago, two other leading meta-search companies, support their meta-search services with significant marketing efforts. Through our KAYAK meta-search service, we compete directly with these and other meta-search services. If we are unable to effectively compete with these companies, our business and results of operations could be harmed.

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

Although we believe that providing an extensive collection of properties, excellent customer service and an intuitive, easy-to-use consumer experience are important factors influencing a consumer's decision to make a reservation, for many consumers, particularly in certain markets, the price of the travel service is the primary factor determining whether a consumer will book a reservation. As a result, it is increasingly important to offer travel services, such as accommodation reservations, at competitive prices, whether through discounts, coupons, closed-user group rates or loyalty programs, increased flexibility in cancellation policies, or otherwise. Discounting and couponing coupled with a high degree of consumer shopping behavior is particularly common in Asian markets. In some cases, our competitors are willing to make little or no profit on a transaction, or offer travel services at a loss, in order to gain market share. As a result, in certain markets we may need to provide discounts or other incentives in order to be competitive, which may make it difficult for us to maintain or grow market share and to maintain historical profit margins. These initiatives may also result in lower ADRs and lower revenues as a percentage of gross bookings. As part of our strategy to provide more payment options to consumers and travel service providers, Booking.com is increasingly processing transactions on a merchant basis, where it facilitates payments on behalf of customers. This allows Booking.com to present consumers with more pricing options. If we are unable to effectively offer competitive prices, our market share, business and results of operations could be materially adversely affected.

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

In the second quarter of 2021, we announced our intention to return government assistance received through the Netherlands’ wage subsidy program and various other government aid programs outside the Netherlands in which we participated as a result of the impact of the COVID-19 pandemic on our business, which totaled approximately $137 million. In consideration of the ongoing COVID-19 pandemic, there can be no assurance that we will not accept available government aid in the future, including any restrictions on our business that such programs may impose. Any such risks associated with our participation in government assistance programs, public backlash caused by our participation in such programs and any decision to subsequently return funds to governments could adversely impact our business, results of operations and/or reputation.

Impairments of goodwill, long-term investments and long-lived assets, increases in provisions for expected credit losses on receivables from and cash advances made to our travel service provider and restaurant partners and increases in cash outlays to refund consumers for prepaid reservations have a negative impact on our results of operations.

As a result of the deterioration of our business due to the COVID-19 pandemic, we evaluated goodwill, long-term investments and long-lived assets for possible impairment as of March 31, 2020. As a result of this evaluation, we determined that our goodwill relating to OpenTable and KAYAK experienced a decline in value due to the COVID-19 pandemic, and therefore we recognized a goodwill impairment charge of $489 million (which is non-deductible for income tax purposes) as of March 31, 2020. In addition, we recorded an impairment charge of $100 million at March 31, 2020 related to our investment in DiDi Global Inc. ("DiDi") due to the impact of the COVID-19 pandemic on DiDi's business and our estimate of the resulting decline in the value of the investment. As of September 30, 2020, we performed our annual goodwill impairment test. As a result of this testing, we recognized an additional goodwill impairment charge of $573 million (which is non-deductible for income tax purposes) for the three months ended September 30, 2020 relating to OpenTable and KAYAK. The determination of the fair value reflected numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding OpenTable and KAYAK’s expected growth rates and operating margins, expected length and severity of the impact from the COVID-19 pandemic and the shape and timing of the subsequent recovery, the performance of the businesses during and following the COVID-19 pandemic, as well as other key assumptions with respect to matters outside of our control, such as discount rates and market comparables. The evaluations required significant judgments and estimates and actual results could be materially different than those judgments and estimates utilized in the fair value estimates. Future events and changing market conditions may lead us to re-evaluate the assumptions used to estimate the fair value of OpenTable and KAYAK, particularly the assumptions related to the length and severity of the COVID-19 pandemic, the shape and timing of the subsequent recovery and the performance of the businesses during and following the COVID-19 pandemic, which may result in a need to recognize an additional goodwill impairment charge, which could have a material adverse effect on our results of operations. See Notes 5, 6 and 8 to the Unaudited Consolidated Financial Statements for additional information related to the impairment charges.

In addition, in 2020, given the severe downturn in the global travel industry and the financial difficulties faced by many of our travel service provider and restaurant partners and marketing affiliates, we increased our provision for expected credit losses on receivables from and prepayments to our travel service provider and restaurant partners and marketing affiliates. For the year ended December 31, 2020, there was a $161 million increase in expected credit loss expense compared to the same period in 2019. Moreover, due to the high level of cancellations of existing reservations, we incurred higher than normal cash outlays to refund consumers for prepaid reservations. In some instances, we did not estimate a recovery of prepayment already made to a travel service provider where we had agreed to provide free cancellations to customers for non-refundable reservations, and this resulted in an aggregate reduction in revenue of $44 million for the year ended December 31, 2020. Any significant increase in our provision for expected credit losses and any significant increase in cash outlays to refund consumers would have a corresponding adverse effect on our results of operations and related cash flows. In certain instances, we may offer cancellable room rates on behalf of a partner to provide flexibility to our customers even if the partner has not provided a cancellable room rate, which could have a negative impact on our revenues if we are unable to facilitate booking from another customer.

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

We intend to continue to improve the accommodation choices available for reservation on our platforms, however the growth rate of the number of accommodations on our platforms may vary in part as a result of removing accommodations from our platforms from time to time. We have seen a year-over-year decrease in the number of accommodations on our platform during and resulting from the impacts of the COVID-19 pandemic, however, at September 30, 2021, the number of properties on Booking.com’s website remained about in line with the number of properties at June 30, 2021. We may see further reductions in the number of accommodations in the future primarily due to properties not providing availability on our platforms, property closures or non-payment of invoices. Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). Because alternative accommodations are often either a single unit or a small collection of independent units, these properties generally represent more limited booking opportunities than hotels, motels and resorts, which generally have more units to rent per property. Further, alternative accommodations in general may be subject to increased seasonality due to local tourism seasons, weather or other factors or may not be available at peak times due to use by the property owners. Lower profit margins are associated with alternative accommodation properties due to certain additional costs related to offering these accommodations on our platforms. As we increase our alternative accommodation business, these different characteristics negatively impact our profit margins; and, to the extent these properties represent an increasing percentage of the properties added to our platforms, we expect that our room-night growth rate and property growth rate will continue to diverge over time (since each such alternative accommodation property has fewer booking opportunities). As a result of the foregoing, as the percentage of alternative accommodation properties increases, the number of reservations per property will likely continue to decrease.

In addition, as our alternative accommodation reservation business grows, we may incur increasing numbers of complaints related to non-existent properties or properties that are significantly different than as described in the listing. We may also experience claims of liability based on events occurring at properties listed on our platforms such as robbery, injury, death and other similar events or other criminal activities. We have no control over the actions or ability to predict the actions of our customers, property owners and other third parties during the customer’s stay, and therefore, we cannot guarantee the safety of our customers, property owners and third parties. In addition, we have not in the past and may not in the future undertake to independently verify the safety, suitability, location, quality, and legal compliance, such as fire code compliance or the presence of carbon monoxide detectors, of all our alternative accommodation listings. We have in the past relied, and may in the future, rely on property owners to disclose information relating to their listings and such information may be inaccurate or incomplete. Any resulting complaints or claims could result in negative publicity and increased costs, which could adversely affect our reputation, business and results of operations.

Further, the regulatory environment related to the alternative accommodations business is evolving, and laws, regulations or property association rules could impose restrictions or burdens on these property owners and managers that limit or negatively affect their ability to rent their properties. Some jurisdictions have adopted or are considering statutes or ordinances that prohibit owners and managers from renting certain properties for fewer than a stated number of consecutive days or for more than an aggregate total number of days per year or that require owners or managers to obtain a license to rent their properties. From time to time, we are subject to inquiries related to compliance with alternative accommodation laws, rules and regulations that we may or may not be able to respond to in a timely manner or in full satisfaction of such requests. The outcome of such inquiries has resulted in fines and could result in additional fines, adversely affect our reputation, or could require modifications to our business operations, which could result in increased legal and compliance costs. In addition, several jurisdictions have adopted or are considering adopting statutes or ordinances requiring online platforms that list certain alternative accommodations to obtain a license to list such accommodations and/or to comply with other restrictions or requirements. This dynamic regulatory environment requires us to expend significant time and resources and could negatively impact the growth and/or size of our alternative accommodation reservation business. As governments adopt new laws, rules and regulations related to alternative accommodations, we are unable to predict what, if any, effect any future laws and regulations will have on our business.

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

The number of our employees worldwide has grown from approximately 15,500 at December 31, 2015 to approximately 19,600 at September 30, 2021, which growth is mostly comprised of hires by our international operations. Changes in our workforce may make it more difficult to hire, train, retain, motivate and manage employees. Historically, our brands operated on a largely independent basis and many of them focused on particular services or geographies. As we look to develop the Connected Trip and pursue our other strategic objectives, we are increasing the collaboration, cooperation and interdependency among our brands. As we manage this shift, in addition to managing any changes in our workforce, whether due to organic growth, growth through acquisitions, workforce reductions or restructurings, we may find it difficult to maintain the beneficial aspects of our corporate culture at the brand companies and throughout the organization as a whole. In addition, as travel recovers from the COVID-19 pandemic, any future expansion or shift increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources and administrative, legal, tax, internal control and financial reporting functions. Our current and planned employees, systems, procedures and controls may not be adequate to support and effectively manage growth and increased complexity, especially as we employ employees in multiple geographic locations around the world and increase the number and variety of our products and payment systems. The implementation of new information technology, payment, enterprise resource planning (ERP) or other systems could be disruptive and/or costly or we may experience difficulty successfully integrating new systems into existing systems or migrating to new systems from existing systems, any of which could adversely affect our business and results of operations.

We rely on marketing channels to generate a significant amount of traffic to our platforms and grow our business.

We believe that maintaining and strengthening our brands are important aspects of our efforts to attract and retain customers. We have invested considerable resources in the establishment and maintenance of our brands, and we intend to continue to invest resources in marketing and other brand building efforts to preserve and enhance consumer awareness of our brands when and to the extent we deem appropriate, in particular as the COVID-19 pandemic subsides and consumers begin to travel again. Effective marketing has been an important factor in our growth, and we believe it will continue to be important to our future success. Our marketing spend is influenced by the marketing spend of our competitors as we seek to maintain and increase our brand recognition among consumers and to maintain and grow traffic to our platforms through performance marketing channels. We may not be able to successfully maintain or enhance consumer awareness and acceptance of our brands, and, even if we are successful in our branding efforts, such efforts may not be cost-effective. For instance, increased marketing by OTCs, meta-search services and travel service providers, which we saw prior to the COVID-19 pandemic and would expect to see again as the COVID-19 pandemic subsides, could make our marketing efforts more expensive and less effective. If we are unable to maintain or enhance consumer awareness and acceptance of our brands in a cost-effective manner, our business, market share and results of operations would be materially adversely affected.

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

The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new service announcements, introductions and enhancements and changing consumer demands and preferences. These characteristics are changing at an even greater pace as OTCs and travel service providers seek to address consumer needs and preferences resulting from the COVID-19 pandemic. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the progress of technology adoption in various markets, including the continuing adoption of the internet and online commerce in certain geographies and the emergence and growth of the use of smartphones, tablets and other smart devices, including those with voice and artificial intelligence capabilities, for mobile e-commerce transactions. New developments in other areas, such as cloud computing, could make entering our markets easier for competitors due to lower upfront technology costs. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services and online platforms to evolving industry standards and local preferences and to continually innovate and improve the performance, features and reliability of our services and online platforms in response to competitive service offerings and the evolving demands of the marketplace. In particular, it is increasingly important for us to effectively offer our services on mobile devices through mobile apps and mobile-optimized websites and to tailor our services to varying devices and platforms. Any failure by us to successfully develop and achieve consumer adoption of our mobile platforms would have an adverse effect on our growth, market share, business and results of operations. Further, to the extent mobile devices or platforms enable users to block advertising content, our advertising revenue and our ability to market our brands and acquire new consumers may be negatively affected. We believe it is increasingly critical that features of our mobile platforms, including ease-of-use, comprehensive functionality and the look and feel of such platforms, are competitive with our peers as consumers obtain more of their travel and restaurant services through mobile devices and platforms. As a result, we intend to continue to spend significant resources maintaining, developing and enhancing our mobile platforms and other technologies and platforms in the long term.

Additionally, our ability to achieve our long-term strategy to build the Connected Trip depends on successfully integrating and developing new and evolving technologies, which will require increased financial and personnel investments that could have an adverse impact on our results of operations until we achieve the expected return on these investments. While we believe that we have the ability to achieve our long-term strategy to build the Connected Trip, the development of the Connected Trip is subject to uncertainties, including further technical development of the flight, accommodation, and other verticals necessary for the Connected Trip experience, the ability to collect, store, and use customer data in a compliant and integrated fashion, and the attraction and retention of employees dedicated to this development effort. As a result, it may take longer than we expect to build the Connected Trip or it may not achieve the expected return on investment. Consumer demand for the Connected Trip may also not be sustained at the levels that we anticipate. These efforts may also not be successful in improving the travel experience or retaining and attracting new customers. Further, regulatory authorities may subject us to existing or new rules or restrictions that could prevent us from successfully commercializing the Connected Trip or expose us to unanticipated claims or liabilities. With any technical innovation such as the Connected Trip effort, there could be bugs, vulnerabilities and other system failures, which could result in lost business, harm to our brand or reputation, consumer complaints and other adverse consequences, any of which could adversely affect our business and results of operations.

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

We may decide to make minority investments, including through joint ventures, in which we have limited or no management or operational control. The controlling person in such a case may have business interests, strategies or goals that are inconsistent with ours, and decisions of the company or venture in which we invested may result in harm to our reputation or business or adversely affect the value of our investment. A substantial portion of our goodwill and intangible assets were acquired in acquisitions. If we determine that any of our goodwill and intangible assets, or any goodwill or intangible assets acquired in future transactions, experiences a decline in value, we may be required to record an impairment, as we did in the first and third quarters of 2020 (see Note 8 to our Unaudited Consolidated Financial Statements), which could materially adversely affect our results of operations. Further, we may issue shares of our common stock in these transactions, which could result in dilution to our stockholders.

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

We are an innovative technology company dependent on sophisticated software applications and computing infrastructure. If cyber-criminals or other threat actors are able to circumvent our security controls and capabilities, including as a result of our own acts or omissions, it could result in a compromise or breach of consumer data. In e-commerce, data security is essential to maintaining consumer and travel service provider confidence in our services. Consumers who use certain of our services provide us with their personal identity data and payment card information, which in turn attracts attention from threat actors. Cyberattacks by various threat actors including cyber-criminals, groups of hackers and state-sponsored organizations are increasing in frequency and sophistication and are constantly evolving. We face sophisticated, highly resourceful and determined adversaries and may not be able to defend against a persistent, sophisticated cyberattack from such an adversary. In addition, our security policies and internal security controls may not keep pace with the continuous innovation of our offerings. Any security breach whether instigated internally or externally on our systems or third-party systems could significantly harm our reputation and therefore our business, brand, market share and results of operations.

Malware is increasingly sophisticated and more readily available to non-technical hackers. For example, in 2016 a collection of National Security Agency tools were published containing hacking tools, which have been used against companies such as ours in well publicized data breaches. Threat actors use social engineering techniques, including phishing, to persuade our employees, partners, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ or customers’ data. They may also attempt to take over consumer accounts by using passwords, usernames and other personal information obtained elsewhere to attempt to unlawfully access consumer accounts on our platforms. We have experienced targeted and organized phishing and account takeover attacks, which have increased in sophistication in recent years, and we expect to continue to experience these events in the future. Vulnerabilities in our account security and workflow practices may also result in unauthorized access to confidential data. These risks are likely to increase as we expand our offerings, integrate our products and services, and store and process more data, including personal information and payment data. Our efforts to protect information from unauthorized access may result in the rejection of legitimate attempts to book reservations through our services, any of which could result in lost business and could materially and adversely affect our business, reputation and results of operations.

To defend against security threats to our internal IT systems, we must continuously engineer more secure products and services, enhance security and reliability features and deploy software updates to address security vulnerabilities in our own products. We expend significant resources to protect against security breaches, and regularly increase our security-related expenditures to maintain or increase our systems' security. We have experienced and responded to cyberattacks, which we believe have not had a significant impact on the integrity of our systems or the security of data, including personal information maintained by us. These issues are likely to become more difficult to manage as we expand the number of places where we operate and the number and variety of services we offer, and as the tools and techniques used in such attacks increasingly become more sophisticated. Security breaches could result in severe damage to our information technology infrastructure, including damage that could impair our ability to offer our services or the ability of consumers to make reservations or conduct searches through our services, as well as loss of consumer, financial or other data that could materially and adversely affect our ability to conduct our business, satisfy our commercial obligations or meet our public reporting requirements in a timely fashion or at all. Security breaches could also result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, subject us to regulatory penalties and sanctions, or cause consumers to lose confidence in our security and choose to use the services of our competitors, any of which would have a negative effect on our brands, market share, results of operations and financial condition. Our insurance policies have coverage limits and may not be adequate to reimburse us for all losses caused by security breaches.

We also face risks associated with security breaches affecting third parties conducting business over the internet. Consumers generally are concerned with security and privacy on the internet, and any publicized security problems could negatively affect consumers' willingness to provide private information or effect online commercial transactions generally, including through our services. Some of our business is conducted with third-party marketing affiliates, which may generate travel reservations through our infrastructure or through other systems. Additionally, our consumers' personal data could be affected by security breaches at third parties upon which we rely, such as travel service providers, connectivity partners, payroll providers, health plan providers, payment processors, data exchange services (for example, XML Providers), or GDSs. A security breach at any such third-party marketing affiliate, travel service provider, payment processor, data exchange services, GDSs or other third party on which we rely, such as the security breach experienced by MGM Resorts International in 2020, could be perceived by consumers as a security breach of our systems and in any event could result in negative publicity, subject us to notification requirements, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements or with parameters within which we permit them to process data, which could expose us to liability.

In the operation of our business, we receive and store a large volume of personally identifiable data and payment information. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world. The European Union's General Data Protection Regulation (the "GDPR") imposes significant compliance obligations and costs for us.  Under the GDPR, violations could result in fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater. Several data protection authorities have imposed significant fines on companies of various sizes across industry sectors for violations of the GDPR. The California Consumer Privacy Act (the "CCPA") became operative in January 2020, and the California Privacy Rights Act, which is set to become operative in January 2023, each impose new privacy requirements and rights for consumers in California and has resulted and will continue to result in additional complexity and costs related to compliance. Many other jurisdictions (and the Federal Trade Commission, as the recently-designated primary United States regulator for privacy) have adopted or may adopt similar data protection regulations. These regulations are typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction as well as to give individuals greater rights and/or control over how their data is processed. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the invalidation of the EU-US Privacy Shield in 2020 altered one of the acceptable approaches which many companies relied upon to ensure compliant data transfers between the European Union and the United States. Additionally, some of these regulations, such as the CCPA, give consumers a private right of action against companies for violations of these rules. While we have invested and continue to invest significant resources to comply with the GDPR, CCPA and other privacy regulations, many of these regulations are new, extremely complex and subject to interpretation. Non-compliance with these laws could result in negative publicity, damage to our reputation, significant penalties or other legal liability. If legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, our results of operations, financial condition or competitive position could be adversely affected.

Cyberattacks and security vulnerabilities could lead to service outages, data loss, reduced revenue, increased costs, liability claims, or harm to our competitive position.

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

Our existing security measures may not be successful in preventing attacks on our systems, and any such attack could cause significant interruptions in our operations. For instance, from time to time, we have experienced denial-of-service type attacks on our systems that have made portions of our websites slow or unavailable for periods of time. There are numerous other potential forms of attack, such as phishing, ransomware, account takeover attacks, SQL injection (where a third party attempts to insert malicious code into our software through data entry fields in our websites in order to gain control of the system) and attempting to use our websites as a platform to launch a denial-of-service attack on another party. In particular, ransomware and malware based attacks have evolved in recent years and pose a significant risk to online companies. Traditional IT business continuity and disaster recovery practices are less effective against these types of attacks. A ransomware attack could result in our services being unavailable for an extended period of time, nullify our data, or expose our payment card and personal data. Any such attack could cause significant interruptions in our operations and potentially adversely affect the value of our brands, operations and results of operations or involve us in legal or regulatory proceedings. We expend significant resources in an attempt to prepare for and mitigate the effects of any such attacks, including in efforts to increase our IT resiliency. Reductions in the availability and response time of our online services could cause loss of substantial business volumes during the occurrence of any such attack on our systems and measures we may take to divert suspect traffic in the event of such an attack could result in the diversion of bona fide customers. These issues are more difficult to manage during any expansion of the number of places where we operate and the variety of services we offer, and as the tools and techniques used in such attacks become more advanced. Successful attacks could result in negative publicity, damage our reputation and prevent consumers from booking travel services, researching travel services or making restaurant reservations through us during the attack, any of which could cause consumers to use the services of our competitors, which would have a negative effect on the value of our brands, our market share, business and results of operations.

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

Our business relies on a global supply chain of third party services providers and we are reliant on the resilience, security and legal compliance of their product and services.

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

We depend upon various third parties to process payments, including credit cards, for our merchant transactions around the world. In addition, we rely on third parties to provide credit card numbers which we use as a payment mechanism for merchant transactions. If any such third party were wholly or partially compromised or ceased or suspended operations, our cash flows could be disrupted or we may not be able to generate merchant transactions (and related revenues) until such a time as a replacement process could be put in place with a different vendor, and this could have a negative effect on our business, reputation and results of operations and, in certain cases of the insolvency of such a partner, could result in additional payments by us and loss of the total transaction value, which would negatively affect our results of operations and financial condition.

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

In December 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted into law in the United States. The Tax Act introduced a tax on 50% of global intangible low-taxed income ("GILTI"), which is income determined to be in excess of a specified routine rate of return on qualifying business assets. The Tax Act further introduced a base erosion and anti-abuse tax ("BEAT") aimed at preventing the erosion of the U.S. tax base and a new tax deduction with respect to certain foreign-derived intangible income. If we are unable to operate our business so that BEAT does not impact us, our effective tax rate, results of operations and cash flows would be adversely affected. The interpretation and implementation of the Tax Act and regulations, rules or guidance that have been or may be adopted under, or result from, the Tax Act have had and could have a negative impact on our results of operations and cash flows. In September 2021 the House of Representatives Ways & Means Committee issued a draft tax bill which would increase the U.S. corporate income tax rate to 26.5% and subject GILTI income to a 16.5% effective rate of tax. On October 28, 2021, the House of Representatives Rules Committee released the text of a draft reconciliation bill which contains no increase to the corporate income tax rate, an effective tax rate on GILTI of 15%, a 15% corporate alternative minimum tax on financial statement income, and a 1% excise tax on corporate stock repurchases. Increases in the U.S. corporate income tax rate, increasing the percentage of GILTI subject to tax in the United States or other changes included in the proposed legislation could have a negative impact on our results of operations and cash flows.

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

Additionally, there have been significant changes made and proposed to international tax laws that increase the complexity, burden and cost of tax compliance. The Organisation for Economic Co-operation and Development ("OECD") initiated the "base erosion and profit shifting" ("BEPS") project to ensure international tax standards keep pace with changes in global business practices and to address situations where multinational businesses may pay little or no tax in certain jurisdictions by shifting profits away from jurisdictions in which the profit generating activities take place. On July 1, 2021, the OECD issued a Statement announcing that 130 member countries had agreed to an Inclusive Framework on BEPS consisting of a Two-Pillar solution to address the tax challenges arising from a digitalized economy. On October 8, 2021, an additional

Statement was issued on the Two Pillar solution. Pillar One would allow for a portion of the residual profits of in-scope multinational enterprises ("MNEs") to be allocated to jurisdictions in which such MNEs are conducting at least a minimum amount of business. Initially, in-scope MNEs would be those with global turnover above 20 billion Euros and profit before tax above 10%. The turnover threshold would be reduced to 10 billion Euros beginning 7 years after the agreement comes into force assuming successful implementation of a mandatory binding dispute resolution mechanism for Pillar One. Pillar One would be implemented through a Multilateral Convention (MLC) which is targeted to be drafted and opened for signature in 2022 and would come into effect in 2023. The MLC will require all parties to the MLC to remove all existing digital services taxes and other relevant similar measures on all companies. The details of the timing and modality for the removal of existing digital services taxes has not yet been specified. Pillar Two includes a global minimum tax regime with a rate of 15% for MNEs with global annual revenue of at least 750 million Euros. The proposed changes to the U.S. GILTI provisions included in the draft reconciliation bill are expected to result in GILTI being treated as a Pillar Two minimum tax. Based on our pre-COVID-19 revenue levels, it is likely that initially we would not be subject to the profit allocation rules of Pillar One as currently proposed. On October 21, 2021 the U.S. announced a transition arrangement with Austria, France, Italy, Spain and the UK (the “DST Countries”) on the treatment of digital service taxes ("DSTs"). The arrangement would allow MNEs to receive a credit against their Pillar One tax liabilities in the DST Countries for the DSTs imposed between January 1, 2022 and the date Pillar One comes into effect in those countries. The ability to receive the credit only applies for a period of four years after Pillar One comes into effect in the DST Country. There are many details still to be finalized with the implementation of the Inclusive Framework that could impact us, and therefore, it is not certain how the Inclusive Framework will impact us.

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

The Netherlands corporate income tax law provides that income generated from qualifying innovative activities is taxed at the rate of 9% beginning in January 2021 and 7% prior to 2021 ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. The 2022 tax plan presented by the Dutch Ministry of Finance includes a proposal to increase the Netherlands corporate income tax rate from 25% to 25.8%, effective January 1, 2022. A portion of Booking.com's earnings historically has qualified for Innovation Box Tax treatment.

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

We have also been involved in investigations or inquiries involving consumer protection matters. For example, the United Kingdom's NCA (the Competition and Markets Authority, or CMA) launched a consumer protection law investigation into the clarity, accuracy and presentation of information on hotel booking sites.  In connection with this investigation, in 2019, Booking.com, agoda and KAYAK, along with a number of other OTCs, voluntarily agreed to certain commitments with the CMA, which resolved the CMA's investigation without a finding by the CMA of an infringement or an admission of wrongdoing by the OTCs involved. Among other things, the commitments provided to the CMA include showing prices inclusive of all mandatory taxes and charges, providing information about the effect of money earned on search result rankings on or before the search results page and making certain adjustments to how discounts and statements concerning popularity or availability are shown to consumers. The CMA has stated that it expects all market participants to adhere to the same standards, regardless of whether they formally signed the commitments. As a result of additional inquiries from other NCAs in the European Union, Booking.com has made similar commitments with the Consumer Protection Cooperation Network that became applicable in the European Union in June 2020. There are consumer protection investigations or inquiries in other countries as well, and new jurisdictions may decide to investigate these or similar issues generally or with respect to specific businesses, including ours, and we are unable to predict the outcome of any such other investigations or inquiries.  To the extent that any such other investigations or inquiries result in additional commitments, fines, damages or other remedies, our business, financial condition and results of operations could be harmed.

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

There is significant legislative and public focus on the technology industry, especially as technology companies become larger. In some instances, countries have passed legislation that goes further to restrict business activities than actions taken by NCAs or other regulatory authorities. France, Italy, Belgium and Austria have passed legislation prohibiting parity contract clauses in their entirety and a German court recently ruled that our narrow parity clauses are not permitted. Additionally, the EU's Platform to Business Regulation regulates the relationship between online platforms such as Booking.com and European business users of online platforms. This new regulation requires online platforms to provide additional disclosure to European business partners, such as terms related to search result ranking and preferential pricing as well as provide for a mediation process to handle any disputes, among other changes. In December 2020, the European Commission proposed the Digital Markets Act and the Digital Services Act, which are expected to give regulators more instruments to investigate digital businesses and impose new rules on certain digital platforms if they are determined to be "gatekeepers." The proposed legislation is not final and it is not entirely known what the laws will look like in their final forms. If regulators were to presume that we are a gatekeeper under the Digital Markets Act as currently proposed and we are not successful in rebutting that presumption, we would be subject to additional rules and regulations not applicable to all our competitors and our business could be harmed. For example, the rules applicable to gatekeepers could impose limitations on data collection and usage across services or with third parties, as well as on bundling services, and could require gatekeepers to share certain customer information with partners. Wide and possibly any type of parity clauses could be prohibited for gatekeeper platforms. Additionally, in July 2021 President Biden of the United States signed an executive order aimed at restricting anticompetitive practices, including those within the technology industry. Any rules or regulations that result from this executive order, as well as any other new laws and regulations and changing public perception relating to the technology industry could impact our services, require us to change our business practices or otherwise cause us to incur additional operating costs to comply with or address these developments. Further, as market conditions change as a result of investigations, litigation, legislation or political or social pressure, we may decide to voluntarily modify our business practices beyond what is required, the full effects of which may not be known when making the decision, but which could harm our competitive position and adversely affect our business and results of operations.

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

Our ability to provide our services and any future services is and will continue to be affected by legal regulations (including laws, ordinances, rules, licensing requirements and other requirements and regulations) of national and local governments and regulatory authorities around the world, many of which are evolving and subject to the possibility of new or revised interpretations. For example, we currently offer optional rental car-related insurance products to customers protecting them against accidental damage to their rental vehicles, optional room cancellation insurance products, and we intend to offer additional trip-related insurance products in the future, which subjects us to certain insurance regulations and related increased compliance costs and complexities, any of which could negatively impact our business and results of operations. Laws in some countries relating to data localization, registration as a travel agent and other local requirements could, if applicable to us, adversely affect our ability to conduct business in those countries. Any increase in the number or complexity of the laws and regulations applicable to us and our businesses could increase our compliance costs and burdens and negatively affect our business and results of operations.

For example, in the European Union and the United Kingdom, the Package Travel Directive and other local laws governing the sale of travel services (the "Package Directive") sets out broad requirements such as local registration, certain mandatory financial guarantees, disclosure requirements and other rules regulating the provision of single travel sales, travel packages and linked travel arrangements. The Package Directive also creates additional liability for a provider of travel packages, which could be the OTC, for performance of the travel services within a packaged trip under certain circumstances. Some parts of our business are already subject to the broad scope of the Package Directive, and as our offerings continue to diversify and expand, we may become subject to additional requirements of the Package Directive. Compliance with this directive could be costly and complex or, as a result of these requirements, we could choose to limit offerings that would otherwise be beneficial for the business, any of which could adversely affect our business, results of operations or ability to grow and compete.

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

Increased focus on our environmental, social, and governance ("ESG") responsibilities have and will likely continue to result in additional costs and risks, and may adversely impact our reputation, employee retention, and willingness of customers and partners to do business with us.

Institutional, individual, and other investors, proxy advisory services, regulatory authorities, and other stakeholders are increasingly focused on ESG practices of companies. We are moving towards setting ESG goals and enhancing related disclosure of goals, progress, and other matters relating to ESG. Our efforts to accomplish and accurately disclose ESG-related goals and objectives present numerous operational, reputational, financial, legal, and other risks, any of which could have a negative impact on our business, reputation, and stock price.

Our ability to achieve ESG goals and initiatives, is subject to numerous risks, including, among others: (1) the availability and cost of limiting or eliminating our use of carbon-based energy sources and technologies, (2) evolving regulatory requirements affecting ESG standards or disclosures, (3) our ability to partner with providers that can meet our sustainability, diversity, and other standards, (4) our ability to recruit, develop, and retain diverse talent, (5) the impact of our organic growth and acquisitions or dispositions of businesses or operations on our ESG goals, and (6) customers’ actual demand for ESG-oriented product offerings, which may be more expensive and less available than other options.

The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized, and continue to evolve. The disclosure frameworks we choose to align with may change from time to time and may result in a lack of consistent or meaningful comparative data from period to period. Ensuring there are systems and processes in place to comply with the various ESG tracking and reporting obligations will require management time and expense. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring, and reporting ESG metrics, our interpretation of reporting standards may differ from those of others and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals.

If our ESG practices do not meet evolving investor or other stakeholder expectations and standards or regulatory requirements, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, or acquiror could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions, private litigation, and actions by stockholders or stakeholders.

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

Other new or expanded regulations that could apply to us as our payments activities evolve include those relating to money transmission licenses, anti-money laundering, operational resilience, sanctions, banking, privacy and security of our processes, among others. Compliance with this changing regulatory environment creates significant additional compliance costs and burdens or it could lead us to modify our business plans or operations, any of which could negatively impact our business, results of operations and profit margins.

We are also subject to payment card association rules and obligations under our contracts with the card schemes and our payment card processors, and indirectly to the rules of payment systems in respect of credit (i.e. account to account) transfers. The rules of the card schemes and payment systems are updated in cycles, and we may need to adjust our systems and/or processes to comply with any updated obligations. Card association rules include the Payment Card Industry Data Security Standard (the "Standard"). Under the Standard and these association rules and obligations, if information is compromised, we could be liable to payment card issuers for associated expenses and penalties, and in some cases, we could be restricted in our ability to accept payment cards. Under certain circumstances in our agreements with the card schemes and in relation to the Standard, we are also subject to periodic audits, self-assessments and other assessments of our compliance with the rules and obligations of the payment card associations and the Standard, which could result in additional expenses and administrative burdens. In addition, if we fail to follow payment card industry security standards, even if no consumer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs. Additionally, compliance with the Standard may not prevent all security incidents. If we are fined or required to pay additional processing fees or if our ability to accept payment cards is restricted in any way as a result of our failure to comply with these payment card industry rules, or otherwise, it could adversely impact our business, results of operations and profit margins.

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

In addition, in the event that one of our major travel service providers voluntarily or involuntarily declares bankruptcy or otherwise ceases or limits operations, we could experience an increase in chargebacks from customers with travel reservations with such travel service provider and we could experience financial loss from certain prepayments made to such travel service provider if we are not able to recover the prepayment. As a result of the COVID-19 pandemic and the ensuing effects on travel, many customers cancelled flights in exchange for credits for future travel. If customers are not able to use these credits before they expire and we are ultimately responsible for chargebacks directly or through the travel service providers, including situations where we are unable to recover from the travel service providers, it could result in a corresponding negative impact on our results. Additionally, the COVID-19 pandemic and its resulting impact on travel demand, the travel industry and the economy increases the risk of insolvency or disruption to the ability of our travel service providers to provide services, and in some cases, resulted in the insolvency or closure of travel service providers. If one of our major travel service providers declares bankruptcy or ceases or limits operations or if many travel service providers declare bankruptcy or cease or limit operations, it could adversely impact our business and results of operations.

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

Recent regulations and policies impacting the way corporations use Cookies and other tracking technologies could negatively impact the way we do business.

There are several privacy-driven initiatives that are changing the gathering and use of consumer data in the digital marketing ecosystem. These include phasing out the use of third-party cookies (and other tracking technologies) by browsers such as Safari and Google Chrome, restrictions on the use of the identifier for advertisers (such as the Apple "IDFA") by mobile device manufacturers, the adoption of regulations by many jurisdictions that govern the use of cookies and, most recently, the ability for certain operating systems to hide a user's IP address from websites that user accesses in favor of an IP address associated with the operating system. A cookie is a text file that is stored on a user's computer or mobile device. An identifier, such as Apple's IDFA, is a unique device identifier assigned by the mobile device manufacturer which allows advertisers to recognize users across multiple mobile apps. An IP address can provide geographic and other information about users to the websites that such user accesses. Cookies, IP addresses and other tracking technologies are common tools used by thousands of websites and mobile apps, including ours, to, among other things, store or gather data (e.g., remember log-on details so a user does not have to re-enter them when revisiting a website or opening an app), market to consumers and enhance the user experience.

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

Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, our ability to meet debt covenant requirements, our operating performance and our credit ratings. Since the COVID-19 pandemic, there has been increased volatility in the financial and securities markets, which has generally made access to capital less certain. Further, if our credit ratings were to be downgraded or if financing sources were to ascribe higher risk to our rating levels, our industry or us, our access to capital and the cost of any financing would be negatively impacted. We currently have $2.0 billion available under our revolving credit facility, which provides an additional potential source of liquidity. The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to our ability to borrow thereunder. In 2020, we amended the revolving credit facility to (i) suspend the maximum leverage ratio covenant through and including the three months ending March 31, 2022, which was replaced with a $4.5 billion minimum liquidity covenant based on unrestricted cash, cash equivalents, short-term investments and unused capacity under this revolving credit facility and (ii) increase the permitted maximum leverage ratio from and including the three months ending June 30, 2022 through and including the three months ending March 31, 2023. There can be no assurance that we will be able to meet either the minimum liquidity covenant or the maximum leverage ratio covenant, as applicable, at any particular time, and our ability to borrow under the revolving credit facility depends on compliance with the applicable covenant. Further, the lenders have the right to require repayment of any amounts borrowed under the facility if we are not in compliance with the applicable covenant.
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

•the effects of inflation;

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

•increased vulnerability to downturns in our business, competitive pressures and adverse changes in general economic and industry conditions;

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

We maintain an investment portfolio of various holdings, types and maturities. Our portfolio typically includes marketable debt securities, equity securities of publicly-traded companies, the values of which are subject to market price volatility, and investments in private companies. Investments in government and corporate debt securities and preferred stock classified as debt securities for accounting purposes are generally classified as available-for-sale and, consequently, are recorded in our balance sheets at fair value with unrealized gains or losses, net of tax, reported in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. Credit losses on such investments are recorded in the Unaudited Consolidated Statement of Operations (see Note 5 to our Unaudited Consolidated Financial Statements). Changes in the fair values of our investments in publicly-traded equity securities are recognized in the Unaudited Consolidated Statement of Operations. These changes could be volatile and they have had, and are likely to continue to have, a significant impact on our quarterly net income (or loss). Our investments in equity securities (other than those classified as debt securities for accounting purposes) of private companies are primarily measured at cost, less impairment, if any. Such investments are also required to be measured at fair value as of the date of certain observable transactions for the identical or a similar investment of the same issuer, with changes in value also recognized in the Unaudited Consolidated Statement of Operations (see Note 5 to our Unaudited Consolidated Financial Statements).

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended September 30, 2021.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 –	—	(1)	N/A	—	$10,420,229,500	(1)
July 31, 2021	24	(2)	$2,218.69	N/A	N/A

August 1, 2021 –	—	(1)	N/A	—	$10,420,229,500	(1)
August 31, 2021	1,483	(2)	$2,200.05	N/A	N/A

September 1, 2021 –	—	(1)	N/A	—	$10,420,229,500	(1)
September 30, 2021	22	(2)	$2,271.41	N/A	N/A
Total	1,529		$2,201.37	—	$10,420,229,500
 _____________________________
(1)    Pursuant to a stock repurchase program announced on May 9, 2019, whereby we were authorized to repurchase up to $15.0 billion of our common stock.
(2)    Pursuant to a general authorization, not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. The table above does not include adjustments during the three months ended September 30, 2021 to previously withheld share amounts (reduction of 40 share) that reflect changes to the estimates of employee tax withholding obligations.

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

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of June 4, 2021.
3.3(b)	Amended and Restated By-Laws of Booking Holdings Inc., dated as of June 4, 2021.
10.1	Letter Agreement, dated July 31, 2021, by and between the Registrant and Paulo Pisano.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David I. Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David I. Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101).
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

BOOKING HOLDINGS INC.
(Registrant)

Date:	November 3, 2021	By:	/s/ David I. Goulden
Name: David I. Goulden Title: Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)