Form 10-K
period 2021-12-31
Booking Holdings Inc.
filed 2022-02-23
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 _____________________________________________________________________________________________

For the fiscal year ended: December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
The aggregate market value of common stock held by non-affiliates of Booking Holdings Inc. at June 30, 2021 was approximately $89.7 billion based upon the closing price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock held by executive officers and directors of Booking Holdings Inc. on June 30, 2021 have been excluded because such persons may be deemed to be affiliates of Booking Holdings Inc. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of Booking Holdings Inc.’s common stock was 40,887,702 at February 16, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth in this Form 10-K, is incorporated herein by reference from Booking Holdings Inc.'s definitive proxy statement relating to its annual meeting of stockholders to be held on June 9, 2022, to be filed with the Securities and Exchange Commission within 120 days after the end of Booking Holdings Inc.'s fiscal year ended December 31, 2021.

Booking Holdings Inc. Annual Report on Form 10-K for the Year Ended December 31, 2021 Index

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements. These forward-looking statements reflect our views regarding current expectations and projections about future events and conditions and are based on currently available information. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, including the Risk Factors identified in Part I, Item 1A of this Annual Report; therefore, our actual results could differ materially from those expressed, implied, or forecast in any such forward-looking statements. Expressions of future goals and expectations and similar expressions, including "may," "will," "should," "could," "aims," "seeks," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," and "continue," reflecting something other than historical fact are intended to identify forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the reports and documents we file or furnish from time to time with the Securities and Exchange Commission (the "SEC" or the "Commission"), particularly our quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I

Item 1.  Business

The COVID-19 pandemic has continued to profoundly impact our business, employees, partners, consumers, communities, and stockholders. We were encouraged to see the distribution of vaccines and the development of other medical interventions to COVID-19 during 2021, but the emergence of new variants continues to make the shape and timing of a recovery uncertain. We remain confident that over time there will be a strong recovery for travel demand globally, and are focused on executing on our key strategic priorities so we emerge from this period in a position of strength. As we continue our efforts to make our brands the most trusted and convenient platforms for consumers and partners, we have taken important actions in 2021 including:
•expanding and enhancing our flight product at Booking.com, which is a key component of our Connected Trip vision;
•entering into an agreement to acquire Etraveli Group in November and completing our acquisition of Getaroom in December;
•increasing our internal collaboration efforts;
•continuing to build out our payments platform and payments capabilities across the Company; and
•launching new product features to make travel more sustainable and inclusive.
Our mission to make it easier for everyone to experience the world remains unchanged. We seek to empower people to cut through travel barriers, such as money, time, language, and overwhelming options, so they can use our services to easily and confidently get where they want to go, stay where they want to stay, dine where they want to dine, pay how they want to pay, and experience what they want to experience. We connect consumers wishing to make travel reservations with travel service providers around the world through our online platforms, which allow consumers to: book a broad array of accommodations (including hotels, motels, resorts, homes, apartments, bed and breakfasts, hostels, and other alternative and traditional accommodations properties) and a flight to their destination; make a car rental reservation or arrange for an airport taxi; make a dinner reservation; or book a vacation package, tour, activity, or cruise. Consumers can also use our meta-search services to easily compare travel reservation information, such as flight, hotel, and rental car reservations, from hundreds of online travel platforms at once. In addition, we offer other services to consumers and partners, such as travel-related insurance products and restaurant management services to restaurants.

We offer these services through six primary consumer-facing brands: Booking.com, Priceline, agoda, Rentalcars.com, KAYAK, and OpenTable. We continue to increase the collaboration, cooperation, and interdependency among our brands to provide consumers with the most comprehensive services and maximize the benefits of our scale. For example, when a traveler books an accommodation through Booking.com, we may offer relevant rental car or airport transfer transportation services supported by our Rentalcars.com brand, and hotel reservations available through Booking.com are also generally available through agoda and Priceline. The following table shows the key services we offer to consumers:

The results of our business outside of the U.S. consist of the results of Booking.com, agoda, and Rentalcars.com in their entirety, and the parts of the KAYAK and OpenTable businesses located outside the U.S. This classification is independent of where the consumer resides, where the consumer is physically located while using our services or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com (which is domiciled in the Netherlands) at a hotel in New York by a consumer in the United States is part of the results of our businesses outside of the U.S. During the year ended December 31, 2021, the revenues from our businesses outside of the U.S. (the substantial majority of which is generated by Booking.com) represented approximately 87% of our consolidated revenues. We earn a significant majority of our revenues from facilitating accommodation reservations. See Note 18 to the Consolidated Financial Statements for more geographic information.

Our common stock is listed on the NASDAQ Global Select Market under the symbol "BKNG." We refer to our company and all of our subsidiaries and brands collectively as "Booking Holdings," the "Company," "we," "our," or "us."

Our Business Model

We derive substantially all of our revenues from providing online travel reservation services, which facilitate online travel purchases between travel service providers (which we generally refer to as "partners") and travelers (which we generally refer to as "consumers"). We also earn revenues from advertising services, restaurant reservations, and various other services, such as travel-related insurance products and restaurant management services for restaurants.

For the year ended December 31, 2021, we had revenues of $11.0 billion, which we classify as "agency" revenues, "merchant" revenues, and "advertising and other" revenues.

•Agency revenues are derived from travel-related transactions where we do not facilitate payments from travelers for the services provided. Agency revenues consist almost entirely of travel reservation commissions from our accommodation, rental car, and airline reservation services. We invoice the travel service providers for our commissions after travel is completed.

•Merchant revenues are derived from transactions where we facilitate payments from travelers for the services provided, generally at the time of booking. Merchant revenues include travel reservation commissions and transaction net revenues (i.e., the amount charged to travelers less the amount owed to travel service providers); credit card processing rebates and customer processing fees; and ancillary fees, including travel-related insurance revenues.

•Advertising and other revenues are derived primarily from (a) revenues earned by KAYAK for sending referrals to online travel companies ("OTCs") and travel service providers and for advertising placements on its platforms and (b) revenues earned by OpenTable for its restaurant reservation services and subscription fees for restaurant management services.

Our Strategy

We aim to demonstrate global leadership in online travel and restaurant reservation and related services by:

•providing consumers with the most comprehensive choices and prices at any time, in any place, on any device;
•making it easy for people to find, book, pay for, and experience their travel desires;
•offering platforms, tools, and insights to our business partners to help them be successful; and
•operating our business sustainably and supporting sustainable travel choices by our consumers and partners.

We focus on relentless innovation and execution and a commitment to serve both consumers and partners with unmatched service and best-in-class technology. Although new variants of COVID-19 continue to make the shape and timing of recovery uncertain, we believe the global online travel and dining industries will gradually return to pre-pandemic levels and consumer purchasing will continue to shift from traditional offline to online channels. As travel demand returns, we expect to benefit from this online growth by expanding our service offerings and markets. In particular, we seek to (a) leverage technology to provide consumers with the best experience, (b) partner with travel service providers and restaurants to our mutual benefit, (c) operate multiple brands that collaborate with each other, and (d) invest in profitable and sustainable growth.

•Provide the best consumer experience. Offering consumers an outstanding online experience is essential to our success. We focus on providing consumers with: (a) intuitive, easy-to-use online travel and restaurant reservation and search services; (b) a comprehensive selection of accommodations, other travel offerings, restaurants and payment options; (c) informative and useful content, such as pictures, accommodation and restaurant details, reviews, and sustainability information; and (d) excellent customer service. Our goal is to make travel easy, frictionless, and personal and to offer consumers the most value, the most trusted brands, the most personalized experience, and the most extensive, varied, and comprehensive travel service selection in every geography. We believe that our continued work to build out our payments capabilities across the Company helps to remove some of the friction in the booking process and enables us to offer additional value for travelers. Further, we endeavor to provide excellent customer service in a variety of ways, including through call centers and online platforms and the use of chatbots and other technologies, so that consumers can be confident that booking reservations through us will be a positive experience.

Although the challenges of the COVID-19 pandemic persisted in 2021, we continue to innovate and invest in our services in order to emerge from the pandemic in a strong position to meet the needs of consumers and partners. We seek to grow our business through innovation by providing a best-in-class user experience with intuitive, easy-to-use online platforms (i.e., websites and mobile apps) and building stronger relationships with our customers and partners. As a result, we continue to execute against our long-term strategy to build a seamless offering of multiple elements of travel, which we refer to as the "Connected Trip." We believe that through innovation and the utilization of emerging technologies such as artificial intelligence, the Connected Trip will simplify and improve all aspects of the travel experience, including discovery, planning, booking, paying, coordinating itineraries among travel service providers, and automatic rescheduling. For example, if a traveler’s flight is delayed, we envision that ultimately the Connected Trip will not only alert the traveler, but also automatically arrange for a late arrival at the hotel, change a dinner reservation and alert companion diners, reschedule the car arranged for airport transfer, find a later connecting flight, offer one-click rebooking and payment for any other changes, and manage other impacts from the delayed flight. We believe offering travelers a compelling flight product alongside our other travel products is a key component of our Connected Trip vision. In 2021, we made progress in building out a flight offering at Booking.com, including expanding into 34 countries by the end of the year. We expect that these developments will benefit our travelers, travel service providers, and restaurant partners, as well as provide a compelling and differentiated service offering that will drive enhanced loyalty and frequency over time.

•Partner with travel service providers and restaurants. We aim to establish mutually beneficial relationships with travel service providers and restaurants around the world. We believe that travel service providers and restaurants benefit from participating in our services by increasing their distribution channels, demand, profile and reputation, and inventory utilization in an efficient and cost-effective manner. Travel service providers and restaurants benefit from our trusted brands and marketing efforts, expertise in offering an excellent consumer experience, and ability to offer their inventory in markets and to consumers that they may otherwise be unable or unlikely to reach, for instance due to language or payments services we are able to offer on their behalf.

•Operate multiple brands. We operate multiple brands, which allows us to offer our services in ways that appeal to different consumers, pursue distinct marketing and business strategies, encourage experimentation and innovation, provide numerous service offerings, and focus on specific markets or geographies. At the same time, we continue to increase the collaboration, cooperation, and interdependency among our brands in our efforts to provide consumers with the most comprehensive and value-oriented services. We invest resources to support organic growth by all our brands, whether through increased marketing, geographic expansion, technological innovation, or increased access to accommodations, flights, rental cars, restaurants, or other services.

•Invest in profitable and sustainable growth. We seek to offer online services that meet the needs and the expectations of consumers, travel service providers, and restaurants and that we believe will result in mutual long-term profitability and growth. We intend to accomplish this through continuous investment and innovation, growing our businesses in new and current markets, expanding our services, and ensuring that we provide an appealing, intuitive, and easy-to-use consumer experience. We have made significant investments in people, technology, marketing, and expanded, new, or additional services, such as improving the selection of our extensive collection of accommodations including homes, apartments, and other unique places to stay, expanded flight and ground transportation offerings, payments, and other offerings. In 2021, we continued to scale our flight offerings to more markets, and offer payments solutions to more customers and partners. We continue to seek to maximize the benefits of our scale by sharing resources and technological innovations among our brands and co-developing new services. We also regularly evaluate, and may pursue and consummate, potential strategic acquisitions, partnerships, joint ventures, or investments, whether to expand our businesses into complementary areas, expand our current businesses, acquire innovative technology, or for other reasons. For instance, in December 2021, we completed the acquisition of Getaroom, a business-to-business distributor of hotel rooms, which in conjunction with our Priceline business we expect to increase value for both hotel and affiliate partners, and in November 2021, we entered into an agreement to acquire European-based flights booking provider Etraveli Group.

Service Offerings

Booking.com and Rentalcars.com. Booking.com is the world's leading brand for booking online accommodation reservations, based on room nights booked, with operations worldwide and headquarters in the Netherlands. At December 31, 2021, Booking.com offered accommodation reservation services for approximately 2.4 million properties in over 220 countries and territories and in over 40 languages, consisting of over 400,000 hotels, motels, and resorts and over 1.9 million homes, apartments, and other unique places to stay.

In 2021, Booking.com significantly expanded its flight offering to 34 markets and in-destination tours and activities to more than 840 cities around the world. Rentalcars.com operates as part of Booking.com and offers online rental car reservation services in over 48,800 locations throughout the world, with customer support in over 40 languages. Booking.com and Rentalcars.com also offer pre-booked taxi and black car services at over 1,450 airports throughout the world.

Priceline. Priceline is a leader in the discount travel reservation business, offering online travel reservation services primarily in North America, with headquarters in Norwalk, Connecticut. Priceline offers consumers hotel, flight, and rental car reservation services, as well as vacation packages, cruises, and hotel distribution services for partners and affiliates.

Agoda. Agoda is a leading online accommodation reservation service catering primarily to consumers in the Asia-Pacific region, with headquarters in Singapore and operations in Bangkok, Thailand, and elsewhere. Agoda also offers flight, ground transportation, and activities reservation services.

 KAYAK. KAYAK, headquartered in Stamford, Connecticut, provides an online price comparison service (often referred to as "meta-search") that allows consumers to easily search and compare travel itineraries and prices, including airline ticket, accommodation reservation, and rental car reservation information, from hundreds of online travel platforms at once. KAYAK offers its services in over 60 countries, with its largest market in the United States, through various websites including momondo, Cheapflights, and HotelsCombined.

OpenTable. OpenTable is a leading brand for booking online restaurant reservations. With significant operations in San Francisco, California, OpenTable provides online restaurant reservation services to consumers and reservation management services to restaurants, primarily in the United States.

Marketing and Brand Awareness

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns, particularly strategic use of performance marketing spend, which can be variable based on travel demand, and which saw increased volatility during the COVID-19 pandemic. We have invested considerable resources in establishing and maintaining our brands, and intend to continue to invest resources in marketing and other brand building to preserve and enhance consumer awareness of our brands.

Competition

We compete globally with both online and traditional travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, constantly evolving, and subject to rapid change, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon, and Facebook, have significantly more customers or users, consumer data, and financial and other resources than we do, and may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to enable them to compete more effectively with us. For example, Google has entered various aspects of the online travel market and has grown rapidly in this area, including by offering a flight meta-search product ("Google Flights"), a hotel meta-search product ("Google Hotel Ads"), its "Book on Google" reservation functionality, Google Travel, a planning tool that aggregates its flight, hotel, and packages products in one website, and by integrating its hotel meta-search products and restaurant information and reservation products into its Google Maps app.

We currently, or may in the future, compete with a variety of companies, including:
•online travel or restaurant reservation services and meta-search services;

•large online search, social networking, and marketplace companies;

•travel service providers such as accommodation providers, rental car or car- or ride-sharing companies, and airlines, and other travel service providers, many of which have their own branded online platforms to which they drive business;

•traditional travel agencies, travel management companies, wholesalers, and tour operators; and

•companies offering technology services and software solutions to travel service providers.

For more information regarding current and potential competitors and the competitive nature of the markets in which we operate, please see Part I, Item 1A, Risk Factors - "Intense competition could reduce our market share and harm our financial performance." in this Annual Report on Form 10-K.

Government Regulation

Our ability to provide our services and any future services is affected by legal regulations of national and local governments and regulatory authorities around the world, many of which are evolving and subject to new or revised interpretations. Examples of these laws and regulations, which vary and sometimes conflict, include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, the proposed Digital Services Act and Digital Markets Act in the European Union, and local laws or regulations relating to corrupt payments to governmental officials or third parties, data privacy requirements, labor relations, non-discrimination, human rights, anti-human trafficking, taxes, antitrust or competition laws, sanctioned countries or sanctioned persons, and consumer protection laws. Violations could result in fines, penalties, and/or criminal sanctions against us, our officers, or our employees, and/or prohibitions on how we conduct or propose to conduct our business. They could also result in prohibitions on our ability to offer our services in one or more countries, delay or prevent potential acquisitions, and materially damage our reputation, brands, global expansion efforts, ability to attract and retain employees and business partners, business, and operating results. Even if we comply with these laws and regulations, doing business in certain jurisdictions or violations of these laws and regulations by the accommodations, restaurants, travel service providers, or other parties with which we conduct business runs the risk of harming our reputation and our brands, which could adversely affect our results of operations or stock price. Regulations that impact our business or our industry include:

•Data Protection and Privacy: Regulatory and legislative activity in the areas of privacy, data protection, and information and cyber security governing parts of our business continues to increase worldwide. We have established and continue to maintain policies and a global governance framework to comply with laws that apply to our business, meet evolving stakeholder expectations, and support business innovation and growth. In the European Union, the General Data Protection Regulation (the "GDPR") imposes significant compliance obligations and costs. In the United States, the California Consumer Privacy Act (the "CCPA") and the California Privacy Rights Act ("CPRA"), set to become operative in January 2023, impose new privacy requirements and rights for consumers in California that will result in additional compliance complexity, risks, and costs. Some data protection and privacy laws afford consumers a private right of action against companies like ours for certain statutory violations. In many cases, data protection and privacy laws restrict the transfers of information among our subsidiaries, including employee information.
•Competition, Consumer Protection and Online Commerce: Competition and consumer protection laws and regulations around the world impact aspects of our business including contractual parity arrangements with accommodation providers and the manner in which we display information on our platform. There is significant legislative and public focus on the technology industry, especially as technology companies become larger, including in relation to the regulation of digital platforms. The European Commission’s proposed Digital Markets Act and Digital Services Act legislation is expected to give regulators more instruments to investigate digital businesses and impose new rules on certain digital platforms if they are determined to be "gatekeepers." The proposed legislation is not final and it is not known what the laws will look like in their final forms. If regulators were to presume that we are a gatekeeper under the Digital Markets Act as currently proposed and we are not successful in rebutting that presumption, we would be subject to additional rules and regulations not applicable to all our competitors and our business could be harmed.
•Regulation of the Travel Industry: Our business could be impacted by travel-related regulations such as those imposed by local jurisdictions to regulate the use of alternative accommodations and address the issue of "overtourism." As our business evolves, in particular as we offer linked travel arrangements or travel packages as a part of the Connected Trip, we expect to become subject to existing and new regulations. For example, some parts of our business are already subject to certain requirements of the EU Package Travel Directive (the "Package Directive"), and as our offerings continue to diversify and expand, we may become subject to additional requirements of the Package Directive.
•Payments: As we expand our payments services to consumers and business partners, we expect to become subject to additional regulations, such as financial services regulations and license requirements, which will result in increased compliance costs and complexities, including those associated with the implementation of new or more stringent internal controls. We are also subject to payment card association rules and obligations under our contracts with payment card processors, including the Payment Card Industry Data Security Standard, compliance with which is complex and costly.

For further discussion of these regulations and how other global regulations may impact our business, see Part I, Item 1A-Risk Factors - "Legal, Tax, Regulatory, Compliance, and Reputational Risks."

Operations and Technology

Our business is supported by multiple systems and platforms, which were designed with an emphasis on scalability, performance, reliability, redundancy, and security. These systems and platforms are generally independent among our brands, though some have become more connected or shared over time. Our software systems, platforms, and architecture use a variety of widely-used software tools and database systems. We are modernizing our technology by building new applications with modern development tools and application programming interfaces and moving certain systems and data to public cloud infrastructure.

These internal systems and platforms are designed to include open application protocol interfaces that can provide connectivity to vendors in the industries in which we operate. These include large global systems, such as accommodation, flight, and rental car reservation systems, and financial service providers, as well as individual accommodation service providers, such as independent hotels. Our applications utilize digital certificates to help us conduct secure communications and transactions, as appropriate. The systems infrastructure and web and database servers of our worldwide operations are primarily hosted in the United Kingdom, Switzerland, the Netherlands, Germany, Singapore, Hong Kong, and four locations in the United States, each of which provides network connectivity, networking infrastructure, and 24-hour monitoring and engineering support typical of hosted data centers. All data center facilities have a continuous power supply system, generators, redundant servers, and multiple back-up systems. Although we take steps to mitigate the effects of any loss or reduction in service at one of our hosting facilities, if a hosting facility were inaccessible or otherwise experienced a disruption in service for any reason, we could experience a disruption to our services, loss of transactions and revenue, and consumer complaints.

We provide customer service through a mix of in-house call centers and outsourced third-party services.

Intellectual Property

Over time and through acquisitions, we have assembled a portfolio of patents, trademarks, service marks, copyrights, domain names, and trade secrets covering our services. We regard the protection of our intellectual property as important to our success. We protect our intellectual property rights by relying on national, federal, state, and common law rights, as well as a variety of administrative procedures, regulations, conventions, and treaties throughout the world. We also rely on contractual restrictions to protect our proprietary rights. We enter into confidentiality and invention assignment agreements with employees and contractors and nondisclosure agreements with parties with which we conduct business in order to limit access to and disclosure of our proprietary information. We also have procured intellectual property licenses from third parties. See Part I, Item 1A, Risk Factors - "We face risks related to our intellectual property."

Seasonality and Other Timing Factors

Prior to the COVID-19 pandemic, our gross bookings were generally similar in the first three quarters of the year and higher than in the fourth quarter. We generally recognize our marketing activities as the expense is incurred, which is typically in the quarter when the gross bookings for the associated reservations are recognized. However, we would generally recognize revenue from these bookings when the travel begins (at "check-in"), and accommodation check-ins in Europe and North America are generally highest in the third quarter during those regions' peak summer travel season and lowest in the first quarter. As a result of this timing difference between when we record marketing expense and when we generally recognize associated revenue, we typically experience our highest levels of profitability in the third quarter and our lowest level of profitability in the first quarter. In addition to the typical seasonality effects on our business, our quarterly results and quarterly year-over-year growth rates can be impacted by:

•The length of the booking window (the average time between the booking of a travel reservation and when the travel begins), which impacts the relationship between our gross bookings (recognized at the time of booking) and our revenues (recognized at the time of check-in);

•The level of acceleration or deceleration in the gross bookings growth rate. For example, our operating margins are typically negatively impacted in the near term from gross bookings and related variable marketing expense growth acceleration, as revenue growth is typically less impacted by accelerating gross bookings growth in the near term. Any such acceleration would positively impact revenue growth in subsequent periods as a portion of the revenue recognized from such gross bookings will occur in future quarters. Conversely, in periods where our gross bookings growth rate substantially decelerates, our operating margins typically benefit; and

•The date on which certain holidays (e.g., Easter and Ramadan) fall.

The COVID-19 pandemic impacted the booking window and seasonality of our business in 2020 and 2021. For example, in 2021 we saw a contraction of the booking window as an increased percentage of bookings were made for travel that was to occur close to the time of booking. It is difficult to accurately predict travel patterns given the COVID-19 pandemic, and we may not experience typical seasonality effects on our business throughout the duration of the pandemic, and potentially for some time thereafter. As the travel market recovers from the impact of the COVID-19 pandemic, we expect to see periods of gross bookings growth rate acceleration, which will likely result in periods where our operating margins are negatively impacted due to the timing difference of when marketing expense is recorded and when revenue is recognized. For additional information regarding factors affecting the seasonality of our business, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Other Timing Matters.

Human Capital Resources

Our employees drive our success and are fundamental to delivering on our mission to make it easier for everyone to experience the world. Our goal is to attract, develop, and retain highly-skilled talent with a significant focus on a diverse workforce operating in an inclusive environment. The COVID-19 pandemic has significantly shifted the ways and from where people work and we are committed to adapting to achieve our human capital management goals.

Workforce

Our Board of Directors and the Compensation Committee have oversight of our human capital management. We operate multiple brands to appeal to different consumers, pursue distinct marketing and business strategies, encourage experimentation and innovation, provide numerous service offerings, and focus on various markets. While we continue to increase the collaboration, cooperation, and interdependency among our brands, this model inherently results in diversity of culture among our brands, which often manifests in unique approaches to human capital management.

At December 31, 2021, we employed approximately 20,300 employees, of which approximately 3,400 were based in the United States, and approximately 16,900 were based outside the United States. Approximately 99% of our employees are full-time employees. We also retain independent contractors, including to support our customer service, website content translation, and system support functions.
Employees by Geography (as of December 31, 2021)
Diversity, Inclusion, and Belonging

We believe that a diverse workforce operating in an inclusive environment is critical to leveraging our human capital to achieve our long-term strategic goals, particularly in the technology industry where many populations remain underrepresented. We strive for our leadership and workforce to reflect the broad spectrum of customers and partners we work with throughout the world because we believe this is the best way for us to connect with the viewpoints, backgrounds, and experiences of our customers and partners. Our workplaces embrace the different cultures and practices of our diverse employees. We believe we abide by the laws and regulations that govern our employment practices and we prohibit unlawful discrimination of any type.

As of December 31, 2021, approximately 50% of our employees were women, approximately 23% of our technology positions were filled by women, and approximately 31% of our extended leadership team (which includes the Company's senior leadership and extends one to four levels below the chief executive officer of each brand company (depending on the number of employees within each brand)) were women. We are committed to pay equity, regardless of gender, race, or ethnicity. With the help of an independent compensation consultant, we conduct pay equity studies every other year, and in the off years, we work on remediation plans to address outliers.

Gender Diversity of Employees (as of December 31, 2021)

While a significant percentage of our workforce is located in jurisdictions that may present challenges to tracking employee racial or ethnic demographics for legal or privacy reasons, we are seeking to assess our employees' experience of inclusion in other ways. For example, in 2021 we hired a third party consultant to conduct a global inclusion survey of our workforce that gave us more information on the experience of inclusion for our employees in underrepresented groups. We also publish our consolidated EEO-1 report for employees in the United States (which represents approximately 17% of our workforce as of December 31, 2021).
We support equality and inclusivity across our workforce through various initiatives at all the brand companies. For example, Booking.com has several employee resource groups including: B.Proud to support the LGBTQ community and its allies; B.Able to support employees with differing physical and mental abilities; B.Bold to support the Black and persons-of-color (POC) community; and B.Equal to support gender equality. Agoda supports employee resource groups aimed at fostering greater workplace inclusion with initiatives such as the Agoda Colors and Women at Agoda. At Priceline, the Women Impacting Priceline resource group empowers women to champion their professional development and improve gender intelligence. KAYAK and OpenTable support their employees through employee resource groups, including communities for women, people of color, people with disabilities, veterans, and LGBTQ, which promote increased inclusion and engagement. We are proud of the progress we have made in this space and recognize we can always improve. As part of recruitment, we have provided training to ensure interviewers consider all candidates objectively. Our brands are pursuing various efforts to ensure that candidate slates are diverse. We have deployed unconscious bias training and have encouraged leadership at our brands to participate in diversity and inclusion workshops and reviews to ensure that these tenets are core to our strategy. Additionally, we are entering our sixth year of operating our Women in Leadership program, which is a Company-wide initiative designed to support the advancement and development of high-performing women within the Company with the goal of building and enabling gender diversity in our executive pipeline.

Attraction, Development, and Retention

We work diligently to attract the best and most innovative talent from a diverse range of sources to grow our business and achieve our long term strategic goals. We believe that we offer a rich culture where employees feel included and empowered to do their best work with opportunities to grow as well as competitive compensation and benefits. For example, while the specifics can vary by brand, in the United States our employee benefit plans generally include: coverage for infertility treatments, gender reassignment surgery, gender-neutral domestic partner benefits, and paid parental leave.

Despite the challenges of shifting the vast majority of our workforce to work-from-home due to the COVID-19 pandemic, we continue to prioritize and invest in creating opportunities for employees to grow and build their careers through training and development programs. These include offering tailored learning opportunities to enable employees to upskill while at work and driving frequent career conversations between employees and their managers, as well as executive talent and succession planning.

Competition for talent in our industry has historically been intense. However, with the proliferation of global working from anywhere policies and the associated increased ability for employees to seek out and switch jobs that may not have been accessible to them previously, the competition for employees, particularly software engineers, mobile communications talent, and other technology professionals, has intensified. This is further exacerbated by the greater impact of COVID-19 on the travel industry versus other industries that employ technology talent that were not as directly impacted as travel. As a result, we have experienced increased costs associated with attracting and retaining our employees. We continue to focus on our employees’ engagement and mental well-being, career satisfaction, and development and succession planning.

We recognize that expectations for the ways and places in which employees work have shifted dramatically as a result of the COVID-19 pandemic. As our brand companies have considered hybrid and flexible work-from-home policies for the longer term, we have continued to adhere to our principles of keeping employees safe and engaged. We have been flexible with how we form these policies for our various brands as we encounter new health-related information or emerging expectations in certain markets. Each of our brands has taken their own tailored approach to working policies that takes into account geographic location and the needs of current and prospective employees. A number of our brands have adopted or are exploring more flexible work arrangements, including hybrid work from office and home flex programs, and evaluating long-term fully remote arrangements.

We measure organizational culture and engagement so we can be responsive to our employees’ needs. The disruptions stemming from the COVID-19 pandemic have presented unique challenges to keeping employees engaged and supported at work. We shifted our approach to employee engagement in response to changing employee needs in a mostly-virtual workplace, by, for example, providing regular video-based CEO updates, virtual mental wellness workshops, and free access to a meditation app and telehealth services. We regularly connect with our employees through formal engagement surveys, work-from-home surveys, and quick pulse surveys to request feedback on the employee experience. The results of these efforts are shared with senior management at each of our brands who analyze areas of progress or prioritize areas for improvement in order to encourage and sustain employee engagement. We are proud that, notwithstanding the impact of COVID-19 on our employees, business, and the travel industry, the results of our employee engagement surveys throughout 2021 broadly demonstrate a committed and engaged workforce.

Employee Relations

Although we have works councils or employee representatives in certain countries, our U.S. employees are not represented by a labor union and are not covered by a collective bargaining agreement. We work in close collaboration with works councils, employee representatives, and other organizations in the relevant jurisdictions. We have never had a work stoppage and we consider our relations with our employees to be good.

For more information, see Part I, Item 1A, Risk Factors - "We rely on the performance of highly skilled employees; and, if we are unable to retain or motivate key employees or hire, retain, and motivate well-qualified employees, our business would be harmed."

Company Websites

We maintain websites with the addresses www.bookingholdings.com, www.booking.com, www.priceline.com, www.agoda.com, www.rentalcars.com, www.kayak.com, and www.opentable.com, among others. We are not including the information contained on our websites as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through the www.bookingholdings.com website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. These reports and other information are also available, free of charge, at www.sec.gov. In addition, the Company's Code of Conduct is available through the www.bookingholdings.com website and any amendments to or waivers of the Code of Conduct will be disclosed on that website.

Item 1A.  Risk Factors

Our business and financial results are subject to risks and uncertainties, including those described below, which could adversely affect our business, results of operations, financial condition, and cash flows.
The risk factors section below contains a description of the significant risks facing our Company and should be carefully considered in full. The following is only a summary of the principal risks that make an investment in our securities speculative or risky.
Risk Factors Summary
Industry and Business Risks
•The adverse impact of the COVID-19 pandemic on our business, financial performance, and travel demand;
•Our ability to attract and retain qualified personnel;
•Adverse changes in market conditions for travel services;
•Adverse changes in relationships with travel service providers and restaurants and other third parties on which we are dependent;
•The effects of competition;
•Our ability to successfully manage growth and expand our global business;
•Our performance marketing efficiency and the general effectiveness of our marketing efforts;
•Our ability to respond to and keep up with the rapid pace of technological and market changes;
•Any change by our search and meta-search partners in how they present travel search results or conduct their auctions for search placement that would impact us negatively;
•Any write-downs or impairments of goodwill or intangible assets related to acquisitions or investments, any increases in provisions for expected credit losses on receivables from and cash advances made to our travel service provider and restaurant partners, and any increases in cash outlays to refund consumers for prepaid reservations;
Information Security, Cybersecurity, and Data Privacy Risks
•Risks related to cyberattacks;
•IT systems-related failures or security breaches, and data privacy risks and obligations;
Legal, Tax, Regulatory, Compliance, and Reputational Risks
•Tax, legal, and regulatory risks;
•Risks associated with the facilitation of payments from consumers;
•Risks related to the increased focus on our environmental, social, and governance responsibilities;
Financial Risks
•Fluctuations in foreign currency exchange rates and other risks associated with doing business in multiple currencies and jurisdictions;
•Financial risks including increased debt levels and stock price volatility; and
•Success of investments and acquisitions, including integration of acquired businesses.

Industry and Business Risks

The COVID-19 pandemic has materially adversely affected, and may further adversely impact, our business and financial performance.

In response to the outbreak of the novel strain of the coronavirus, COVID-19 (the "COVID-19 pandemic"), as well as subsequent outbreaks driven by new variants of COVID-19, governments and businesses around the world have implemented, and continue to implement, a variety of restrictive measures to reduce the spread of COVID-19. These measures have had a significant adverse effect on many of the partners on which our business relies, including hotels and other accommodation providers, airlines, and restaurants, as well as on our consumers, operations, and workforce. In addition, the spread of new variants of COVID-19 has caused uncertainty as to when restrictions will be lifted, if additional restrictions may be initiated or reimposed, if there will be permanent changes to travel behavior patterns, and the timing of distribution and administration of COVID-19 vaccines and other medical interventions globally.

In 2021, many countries experienced spikes in COVID-19 cases due to the spread of variants of COVID-19. We believe that as vaccines and other medical interventions that prevent or reduce the impact of COVID-19 become widespread globally, people will increasingly feel it is safe to travel again and government restrictions will be relaxed, although the timing remains uncertain.

Our business is dependent on the availability of a large number of accommodations (particularly independently-owned accommodations) and restaurants, and on the ability of consumers to travel to such accommodations and restaurants on airlines, railways, and rental cars. The ability of consumers to travel across international borders has been significantly impacted by the various travel restrictions between countries. We do not expect economic and operating conditions for our business to recover fully until there is widespread consumer confidence and ability to travel, and our travel service provider and restaurant partners are able to meet the demand for services. This may not occur until well after the broader global economy begins to improve. Additionally, our business is also dependent on consumer sentiment and discretionary spending patterns. Any increased unemployment is likely to have a negative impact on consumer discretionary spending, including for the travel and restaurant industries. Even though we have seen some improvements in the economic and operating conditions for our business since the outset of the COVID-19 pandemic, we cannot predict the long-term effects of the pandemic on our business or the travel and restaurant industries as a whole. If the travel and restaurant industries are fundamentally changed by the COVID-19 pandemic in ways that are detrimental to our operating model, our business may continue to be adversely affected even as the broader global economy recovers.

Our financial results and prospects are almost entirely dependent on the sale of travel-related services. The COVID-19 pandemic and the resulting economic conditions and government restrictions resulted in a material decrease in consumer spending and a significant decline in travel and restaurant activities and consumer demand for related services. The COVID-19 pandemic has caused significant changes to our accommodation room nights trends. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends. The extent of the effects of the COVID-19 pandemic on our business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments. These include, but are not limited to, the severity, extent, and duration of the global pandemic, including as a result of any new variants of COVID-19 and any resurgences of the pandemic; availability and efficacy of vaccines and other medical interventions to prevent or alleviate COVID-19, and their impacts on the travel and restaurant industries and consumer spending more broadly; actions taken by national, state, and local governments to contain the disease or treat its impact; the impact on attrition, as well as the changes in hiring levels and remote working arrangements that we have implemented on our operations, including the health and productivity of management and our employees, and our ability to maintain our financial reporting processes and related controls; the impact on our contracts and relationships with our partners; our ability to withstand increased cyberattacks; the speed and extent of the recovery across the broader travel ecosystem; and the duration, timing, and severity of the impact on customer spending, including how long it takes to recover from the economic recession resulting from the pandemic. The effects of the pandemic may continue to fluctuate throughout the world, which could continue to affect our business. Also, restrictions in affected regions could be extended after the virus has been contained in order to avoid relapses and there may be restrictions on certain travel activity related to whether travelers have been vaccinated. If the COVID-19 pandemic continues to adversely affect our business and financial performance, it may also heighten many of the other risks identified in this section.

We rely on the performance of highly skilled employees; and, if we are unable to retain or motivate key employees or hire, retain, and motivate well-qualified employees, our business would be harmed.

Our performance is largely dependent on the talents and efforts of highly skilled individuals, including key senior management in the United States, Europe, and Asia. We may not be able to retain the services of members of our senior management or other key employees, the loss of whom could harm our business and competitive position. We had approximately 20,300 employees worldwide at December 31, 2021. Our future success and ability to innovate and develop products, services, technologies, and enhancements depends on our continuing to identify, attract, hire, develop, motivate, and retain highly skilled employees across our organization, and changes in our workforce may make that more difficult. In addition, our customer service resources and outsource arrangements for customer support may be unable to provide adequate customer service support, particularly during peak periods. As a result of the ongoing effects of the COVID-19 pandemic and the potential for a long recovery period for the travel industry, it is possible our employees may not view employment with us as positively as they did prior to the pandemic. The COVID-19 pandemic has had and will have a long-term effect on how and from where people work, the attractiveness of our office environments, and remote working policies, and there may continue to be operational and workplace cultural challenges that may adversely affect our business, including talent retention, in the shorter term. We are unable to predict if there will be any significant and continuing impact on our workforce as a result of the COVID-19 pandemic.

Competition for well-qualified employees in all aspects of our business, especially software engineers, mobile communication talent, product professionals, and other technology professionals, is intense and costly. In particular, our success in markets across Europe, the United States, and Asia has led to increased efforts by our competitors and others to hire our employees. These difficulties may be amplified by increased ability to work remotely, evolving restrictions on immigration and travel or availability of visas or work permits for skilled technology workers. The competition for talent in our industry has intensified, including among established technology companies and startups, and our personnel expenses to attract and retain key talent are increasing. There is also competition for technology talent from companies with whom we did not historically compete for talent that are transitioning to digital. The competition for talent is exacerbated by an increased willingness of certain companies to offer flexible and remote working policies, which expands the pool of candidates from which our competitors may attract talent. This could continue in the future due to an actual or perceived slower pace of recovery of the travel industry as a result of the COVID-19 pandemic than other industries and other factors beyond our control. If we do not succeed in attracting and retaining well-qualified employees, our business, our ability to grow and innovate, competitive position, reputation, and results of operations would be adversely affected.

Declines or disruptions in the travel industry could adversely affect our business and financial performance.

Our financial results and prospects are almost entirely dependent upon the sale of travel services. Travel, including accommodation, rental car, and airline ticket reservations, is significantly dependent on discretionary spending levels. Sales of travel services decline during general economic downturns and recessions and times of political or economic uncertainty as consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit, or experience other concerns or effects that reduce their ability or willingness to travel.

Perceived or actual adverse economic conditions, including slow, slowing, or negative economic growth, high or rising unemployment rates, inflation, and weakening currencies, and concerns over government responses such as higher taxes or tariffs, increased interest rates, and reduced government spending have impaired and could in the future adversely affect travel demand.

Political uncertainty can also negatively affect consumer spending and adversely affect travel demand. In the past, we experienced volatility in transaction growth rates, increased cancellation rates, and weaker trends in accommodation average daily rates ("ADRs") particularly in countries most affected by economic and political uncertainties, which we believed were due at least in part to these macro-economic conditions and concerns. Further economic or political disruptions could cause, contribute to, or be indicative of deteriorating macro-economic conditions, which in turn could negatively affect travel and have an adverse impact on our results of operations. While lower occupancy rates have historically resulted in accommodation providers increasing their distribution of accommodation reservations through third-party intermediaries such as us, our remuneration for accommodation reservation transactions changes proportionately with price, and lower ADRs generally have a negative effect on our accommodation reservation business and on our revenues and results of operations. For a discussion of the impact of COVID-19 on occupancy rates and ADRs, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends.

These and other macro-economic uncertainties have led to significant volatility in the exchange rates between the U.S. Dollar and the Euro, the British Pound Sterling, and other currencies. Significant fluctuations in foreign currency exchange rates, stock markets, and oil prices can also impact consumer travel behavior. For example, although lower oil prices may lead to increased travel activity as consumers could have more discretionary funds and airline fares decrease, declines in oil prices may be indicative of broader macro-economic weakness, which in turn could negatively affect the travel industry, our business, and results of operations. Conversely, higher oil prices may result in higher airfares and decreased travel activity, which can negatively affect our business and results of operations. The uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on our markets and business, which in turn could adversely affect our ability to effectively manage our business and adversely affect our results of operations.

In addition to the impact of the COVID-19 pandemic, other events beyond our control such as terrorist attacks, extreme weather or natural disasters, wars and regional hostilities, travel-related accidents, or increased focus on the environmental impact of travel may disrupt travel, limit the ability or willingness of travelers to visit certain locations, or otherwise result in declines in travel demand and adversely affect our business and results of operations. Because these events and their impacts are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, demand for our services, and relationships with travel service providers and other partners, any of which can adversely affect our business and results of operations.

Intense competition could reduce our market share and harm our financial performance.

We compete globally with both online and traditional travel and restaurant reservation and related services. The markets for the services we offer are intensely competitive, constantly evolving, and subject to rapid change, and current and new competitors can launch new services at a relatively low cost. Some of our current and potential competitors, such as Google, Apple, Alibaba, Tencent, Amazon, and Facebook, have significantly more customers or users, consumer data, and financial and other resources than we do, and may be able to leverage other aspects of their businesses (e.g., search or mobile device businesses) to compete more effectively with us. For example, Google has entered the online travel market and grown rapidly by linking travel search services to its dominant search functionality through flight, hotel, and alternative accommodations meta-search products ("Google Flights", "Google Hotel Ads", and "Google Vacation Rentals"), its "Book on Google" reservation functionality, "Google Travel" (a planning tool that aggregates its flight, hotel, and packages products), and integrating its hotel meta-search products and restaurant information and reservation products into Google Maps. In particular, Google Hotel Ads and Google Flights have grown rapidly and achieved significant market share in a relatively short time. As the economy and the travel industry recover from the impact of the COVID-19 pandemic, the structure of the travel industry or consumer preferences could change in ways that could disadvantage us and benefit certain of our existing competitors or new entrants. For example, as a result of the COVID-19 pandemic and the resulting international travel restrictions and social distancing practices, we saw a shift in favor of domestic travel and alternative accommodations. This shift could benefit competitors that are more well established in domestic markets and alternative accommodations than we are. As a result, our historical strengths may not provide the competitive advantages that they did prior to the pandemic. If we are unable to successfully adapt to any changes in how the travel industry operates or to changes in the ways in which consumers purchase travel services, our ability to compete, and therefore our business and results of operations, would be adversely affected.

We currently, or may in the future, compete with companies that provide a variety of products and services, including:

•online travel reservation services;

•online accommodation search and/or reservation services that are focused primarily on alternative accommodations;

•large online companies, including search, social networking and marketplace companies;

•traditional travel agencies, travel management companies, wholesalers and tour operators, many of which combine physical locations, telephone services, and online services;

•travel service providers (e.g., accommodations, rental car companies, or airlines) that have their own branded online platforms to which they drive business;

•online travel meta-search and price comparison services;

•"Super apps" that offer consumers a wide range of everyday and other services including travel bookings;

•companies offering new rental car business models or car- or ride-sharing services that affect demand for rental cars, some of which have developed innovative technologies to improve efficiency of point-to-point transportation and extensively utilize mobile platforms;

•online restaurant reservation services; and

•companies offering technology services and software solutions to travel service providers, including large global distribution systems ("GDSs") and hospitality software platforms.

Meta-search services leverage their search technology to aggregate travel search results for the consumer's specific itinerary across travel service providers, online travel companies ("OTCs"), and other online platforms and in many instances compete directly with us for customers. Google leverages its general search business to promote its meta-search offerings by showing meta-search results at the top of its organic search results. Google and other meta-search services may evolve into more traditional OTCs by offering consumers the ability to make travel reservations directly through their platforms. If consumers book travel services through a service such as TripAdvisor's "Instant Booking," Google's "Book on Google," or directly with a travel service provider without using an OTC like us, or if meta-search services limit our participation within their search results or evolve into more traditional OTCs, we may need to increase our marketing or other customer acquisition costs to maintain or grow our reservation bookings and our business and results of operations could be adversely affected.
As the market for travel services has evolved, there has also been a proliferation of new channels through which accommodation providers can offer reservations. Companies such as Airbnb and Expedia Group, primarily through Vrbo, offer services providing alternative accommodation property owners an online place to list their accommodations where travelers can search and book such properties and compete directly with our alternative accommodation services. Meta-search services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant's brand to drive consumers directly to its platform. Some of our competitors and potential competitors offer a variety of online services, such as food delivery, shopping, gaming, or search services, many of which are used by consumers more frequently than online travel services, and new travel-related services are frequently being introduced to the market. A competitor or potential competitor that has established other, more frequent online interactions with consumers may be able to more easily or cost-effectively acquire customers for its online travel services than we can. Some competitors or potential competitors with more frequent online interactions with consumers have created or are seeking to create "super-apps" where consumers can use many online services without leaving that company's app, in particular in Asia where online activity (including e-commerce) is conducted primarily through apps on mobile devices. Some competitors and new entrants to the travel services industry include private equity funded entities, which can more easily withstand significant losses for an extended period of time while such new entrants build market share through heavy marketing and/or discounting of their services. If any of these competitors are successful in offering new travel-related services or services similar to ours to consumers who would otherwise use our platforms or if we are unable to offer our services to consumers within these super-apps, our customer acquisition efforts could be less effective and our customer acquisition costs, including our marketing expenses, could increase, either of which would harm our business and results of operations.

Although we believe that providing an extensive collection of properties, excellent customer service, and an intuitive, easy-to-use consumer experience are important factors influencing a consumer's decision to make a reservation, for many consumers the price of the travel service is the primary factor determining whether to book a reservation. It is increasingly important to offer travel services, such as accommodation reservations, at competitive prices, whether through discounts, coupons, closed-user group rates or loyalty programs, increased flexibility in cancellation policies, or otherwise. Discounting and couponing coupled with a high degree of consumer shopping behavior is particularly common in Asian markets. In some cases, our competitors are willing to make little or no profit on a transaction or offer travel services at a loss in order to gain market share. As a result, in certain markets we may need to provide discounts or other incentives in order to be competitive, which may make it difficult for us to maintain or grow market share, maintain historical profit margins, and may also result in lower ADRs and lower revenues as a percentage of gross bookings. If we are unable to effectively offer competitive prices, our market share, business, and results of operations could be materially adversely affected.

Travel service providers with which we conduct business compete with us in online channels to drive consumers to their own platforms in lieu of third-party distributors such as us. Travel service providers, such as large hotel chains, may charge lower prices and offer advantages such as loyalty points or special discounts to members of closed-user groups (such as loyalty program participants or consumers with registered accounts), any of which could make their offerings more attractive to consumers than our services. We also offer various incentives to consumers and may need to offer additional or increased incentives to maintain or grow our reservation bookings, which could adversely impact our profit margins. Further, consolidation among travel service providers could result in lower rates of commission paid to OTCs, increased discounting, and greater incentives for consumers to join closed-user groups as such travel service providers expand their offerings. If we are not as effective as our competitors in offering discounted prices and other incentives to consumers, our ability to grow and compete and our results of operations could be harmed.

We face risks related to the growth rate and the global expansion of our business.

We derive a substantial portion of our revenues and have significant operations outside the United States. Our businesses outside the United States include our Netherlands-based OTC brand Booking.com (including Rentalcars.com, based in the United Kingdom), our Asia-based OTC brand agoda and, to a lesser extent, the parts of the KAYAK and OpenTable businesses located outside the United States. Before the COVID-19 pandemic, our OTC operations outside of the United States historically had achieved significant year-over-year growth in their gross bookings, in particular with respect to their accommodation reservation services. Without taking into consideration the recent declines caused by the COVID-19 pandemic, these growth rates, which contributed significantly to our historical growth in consolidated revenues and earnings, had generally declined over time as the absolute level of our gross bookings increased and online travel growth rates declined. In addition to the general slowing growth rates of online travel and the effects of the COVID-19 pandemic, other factors may also slow the growth rates of our businesses outside of the United States, including worldwide or regional economic conditions, strengthening of the U.S. Dollar versus the Euro, the British Pound Sterling, and other currencies, declines in ADRs, increases in cancellations, adverse changes in travel market conditions, and the competitiveness of the market. Any decline in the growth rates of our businesses outside of U.S. negatively impacts our revenue and earnings growth rates and as a consequence our stock price.

Our long-term strategy involves continued expansion throughout the world, and we are subject to associated risks typical of international businesses. International markets may have strong local competitors with an established brand and travel service provider or restaurant relationships that may make expansion in that market difficult or costly and take more time than anticipated. Certain markets in which we operate have unique localized preferences and lower operating margins compared to other markets. These markets often have competitors willing to make little or no profit through discounting in order to gain market share. In addition, the emergence of super-apps in many of these markets may make it even more difficult or costly to compete in these markets than in our other markets. Scaling and growing our business in these markets, in particular in Asia, could require significant investment, which could have a negative impact on our profit margins. In addition, compliance with legal, regulatory, or tax requirements in multiple jurisdictions places demands on our time and resources, and we may nonetheless experience unforeseen and potentially adverse legal, regulatory, or tax consequences. In some markets such as China, legal and other regulatory requirements may prohibit or limit participation by foreign businesses, such as by making foreign ownership or management of internet or travel-related businesses illegal or difficult, or may make direct participation in those markets uneconomical, which could make our entry into and expansion in those markets difficult or impossible, require that we work with a local partner, or result in higher operating costs. If we are unsuccessful in expanding in new and existing markets and effectively managing that expansion, our business and results of operations could be adversely affected.

We intend to continue to improve the accommodation choices available for reservation on our platforms, however the growth rate of the number of accommodations on our platforms may vary in part as a result of removing accommodations from our platforms from time to time. We have generally seen a decrease in the number of accommodations on our platform during and resulting from the impacts of the COVID-19 pandemic, and we may see further reductions in the number of accommodations in the future primarily due to properties not providing availability on our platforms, property closures, or non-payment of invoices. Many of the newer accommodations we add to our travel reservation services, especially in highly-penetrated markets, may have fewer rooms or higher credit risk and may appeal to a smaller subset of consumers (e.g., hostels and bed and breakfasts). We believe that the number, variety, and quality of accommodations on our platforms, and the corresponding access to accommodation room nights, had been a key driver of the growth of our accommodation reservation business prior to the COVID-19 pandemic. As accommodation providers recover from the COVID-19 pandemic, they may wish to limit the amount of business that flows through a single distribution channel. Also, certain jurisdictions are considering regulations intended to address the issue of "overtourism," including by restricting accommodation offerings in city centers or near popular tourist destinations, such as by restricting construction of new hotels or the renting of homes or apartments. Such restrictions could also include limiting the number of tourists permitted to visit and stay near popular areas during peak seasons or as a general matter. As a result, we may experience constraints on the number of listings, or accommodation room nights, actually available to us, which could negatively impact our business growth rate and results of operations.

Historically, our brands operated on a largely independent basis and many of them focused on particular services or geographies. As we look to develop the Connected Trip and pursue our other strategic objectives, we are increasing the collaboration, cooperation, and interdependence among our brands. As we manage this shift, in addition to managing any changes in our workforce we may find it difficult to maintain the beneficial aspects of our corporate culture at the brand companies and throughout the organization as a whole. In addition, as travel recovers from the COVID-19 pandemic, any future expansion or shift increases the complexity of our business and places additional strain on our management, operations, technical performance, financial resources, and administrative, legal, tax, internal control, and financial reporting functions. Our current and planned employees and outsourced resources, systems, procedures, and controls may not be adequate to support and effectively manage growth and increased complexity, or could result in actual or perceived disruption of our service or customer support, especially as we have employees and outsourced resources in multiple geographic locations around the world and increase the number and variety of our products and payment systems.

We face risks related to the growth of our alternative accommodations business.

As our alternative accommodations business continues to grow, we face new risks relating to characteristics of this business that impact our profits and other metrics. We may also face new claims of liability and are subject to regulatory developments that affect our business. Because alternative accommodations are often either a single unit or a small collection of independent units, these properties generally represent more limited booking opportunities than hotels, motels, and resorts, which generally have more units to rent per property. Further, alternative accommodations in general may be subject to increased seasonality or may not be available at peak times due to use by the property owners. Lower profit margins are associated with alternative accommodation properties due to certain additional costs related to offering these accommodations on our platforms. As we increase our alternative accommodation business, these different characteristics negatively impact our profit margins and to the extent these properties represent an increasing percentage of the properties we add to our platforms, we expect that our room-night growth rate and property growth rate will continue to diverge over time (since each such alternative accommodation property has fewer booking opportunities). As a result, as the percentage of alternative accommodation properties increases, the number of reservations per property will likely continue to decrease.

In addition, as our alternative accommodation reservation business grows, we may experience claims of liability based on events occurring at properties listed on our platforms such as robbery, injury, death, or other criminal activities. We have no control over the actions or ability to predict the actions of our consumers, property owners, and other third parties during the customer’s stay, and as a result we cannot guarantee the safety of our consumers, property owners, and third parties. In addition, we have not in the past and may not in the future undertake to independently verify the safety, suitability, location, quality, and legal compliance, such as fire code compliance or the presence of carbon monoxide detectors, of all our alternative accommodation listings. We have in the past relied and may in the future rely on property owners to disclose information relating to their listings and such information may be inaccurate or incomplete. Any resulting complaints or claims could result in negative publicity and increased costs, which could adversely affect our reputation, business, and results of operations.

Further, the regulatory environment related to the alternative accommodations business is evolving, and laws, regulations, or property association rules could impose restrictions or burdens on these property owners and managers that limit or negatively affect their ability to rent their properties. Some jurisdictions have adopted or are considering statutes or ordinances that prohibit owners and managers from renting certain properties for fewer than a stated number of consecutive days or for more than an aggregate total number of days per year or that require owners or managers to obtain a license to rent their properties. From time to time, we are subject to inquiries related to compliance with alternative accommodation laws, rules, and regulations that we may not be able to respond to in a timely manner or in full satisfaction of such requests. The outcome of such inquiries has resulted in fines and could result in additional fines, adversely affect our reputation, or require modifications to our business operations, which could result in increased legal and compliance costs. In addition, several jurisdictions have adopted or are considering adopting statutes or ordinances requiring online platforms that list certain alternative accommodations to obtain a license to list such accommodations and/or to comply with other restrictions or requirements. Laws and regulations applicable to alternative accommodations are evolving and can be distinct and inconsistent among the various municipalities, regions, and countries in which we operate. As a result, tracking and compliance with these laws and regulations can be difficult and costly. As governments adopt new laws, rules, and regulations related to alternative accommodations, we are unable to predict what, if any, effect any future laws and regulations will have on our business. This dynamic regulatory environment requires us to expend significant time and resources and could negatively impact the growth and/or size of our alternative accommodation reservation business.

We rely on marketing channels to generate a significant amount of traffic to our platforms and grow our business.

Maintaining and strengthening our brands are important aspects of our efforts to attract and retain customers. We have invested considerable resources in the establishment and maintenance of our brands, and we intend to continue to invest resources in marketing and other brand building efforts to preserve and enhance consumer awareness of our brands when and to the extent we deem appropriate. Our marketing spend is influenced by the marketing spend of our competitors as we seek to maintain and increase our brand recognition and to maintain and grow traffic to our platforms through performance marketing channels. We may not be able to successfully maintain or enhance consumer awareness and acceptance of our brands, and even if we are successful in our branding efforts such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness and acceptance of our brands in a cost-effective manner, our business, market share, and results of operations would be materially adversely affected.

Our marketing efficiency, expressed as marketing expense as a percentage of revenues, is impacted by a number of factors that are subject to variability and are in some cases outside of our control, including ADRs, costs per click, cancellation rates, foreign currency exchange rates, our ability to convert paid traffic to booking customers, and the extent to which consumers come directly to our websites or mobile apps for bookings. For example, competition for desired rankings in search results and/or a decline in ad clicks by consumers could increase our costs-per-click and impede our marketing efficiency. We use third-party websites, including online search engines (primarily Google), meta-search, and travel research services and affiliate marketing as the primary means of generating traffic to our websites. Growth of some of these channels had slowed prior to the COVID-19 pandemic. We cannot predict how our marketing efficiency will trend during the recovery from the COVID-19 pandemic. Further, at times we may pursue a strategy of increasing marketing returns on investment ("ROIs"), which could negatively affect our gross bookings and revenue growth rates. When evaluating our performance marketing spend generally, we consider several factors for each channel, such as the customer experience on the advertising platform, the incrementality of the traffic we receive, the anticipated repeat rate from a particular platform, and the likelihood of cancellation. Pursuing a strategy of improving marketing ROIs along with factors such as competitors' actions in the bidding environment, the amount of marketing invested by these channels to generate demand, and overall marketing platform traffic growth trends, which have shown volatility and long-term deceleration of growth rates, may also impact growth rates for marketing channels. Any deterioration in our marketing efficiency could have an adverse effect on our business and results of operations, whether through reduced revenues or revenue growth, or through marketing expenses increasing faster than revenues, which would reduce margins and earnings growth.

Many factors could cause consumers to increase their shopping activity before making a travel purchase. Increased shopping activity impedes our marketing efficiency and effectiveness because traffic becomes less likely to result in a reservation through our platforms, and such traffic is more likely to be obtained through paid marketing channels than through direct channels. Further, consumers may favor travel services offered by search or meta-search companies over OTCs, which could reduce traffic to our travel reservation platforms, increase consumer awareness of our competitors' brands and platforms, increase our marketing and other customer acquisition costs, and adversely affect our business, margins, and results of operations. To the extent any such increased shopping behavior leads to growth in our KAYAK meta-search business, such growth may not result in sufficient increases in revenues from our KAYAK meta-search business to offset any related decrease in revenues or increase in marketing and other customer acquisition costs experienced by our OTC brands.

We may not be able to keep up with rapid technological or other market changes.

The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, consolidation, frequent new service announcements, introductions and enhancements, and changing consumer demands and preferences. These characteristics are changing at an even greater pace as OTCs and travel service providers seek to address consumer needs and preferences resulting from the COVID-19 pandemic. We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the progress of technology adoption in various markets, including the continuing adoption of the internet and online commerce in certain geographies and the growth of the use of smartphones, tablets, and other smart devices for mobile e-commerce transactions. New developments in other areas such as cloud computing could make entering our markets easier for competitors due to lower upfront technology costs. It is increasingly important for us to effectively offer our services on mobile devices through mobile apps and mobile-optimized websites and to tailor our services to varying devices and platforms. See below Part I, Item 1A, Risk Factors - "Consumer adoption and use of mobile devices creates challenges and may enable device companies such as Google and Apple to compete directly with us." Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services and online platforms to evolving industry standards and local preferences, and to continually innovate and improve the performance, features, and reliability of our services and online platforms in response to competitive service offerings and the evolving demands of the marketplace.

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

    We are working toward enhancing our payments capabilities, including by offering alternative payment solutions to consumers even when those payment solutions may not be accepted by the travel service provider or restaurant. Alternate payment providers such as Alipay, Paytm, and WeChat Pay operate closed-loop payments systems with direct connections to both consumers and merchants. In many markets, particularly in Asia where credit cards are not readily available and/or e-commerce is largely carried out through mobile devices, these and other emerging alternative payment methods are the exclusive or preferred means of payment for many consumers. If we are unable to offer consumers their preferred method of payment by integrating new or emerging payment methods into our platforms, we may not be able to effectively offer our services to these consumers, which would limit our growth opportunities in these markets and our business and results of operations could be harmed.

Furthermore, in the future the competitive pressure to innovate could encompass a wider range of services and technologies, including services and technologies that may be outside of our historical core business, and our ability to keep pace may slow. Our current and potential competitors range from large and established companies to emerging start-ups. Emerging start-ups may be able to innovate and focus on developing a particularly new product or service faster than we can or may foresee consumer need for new services or technologies before we do. Some of our competitors have more resources or more established or varied relationships with consumers than we have, and they could use these advantages in ways that could affect our competitive position, including by making acquisitions, entering or investing in travel reservation businesses, investing in research and development, and competing aggressively for highly-skilled employees.

In addition, the widespread adoption of new internet, networking, or telecommunications technologies, such as smart home devices, artificial intelligence, chatbot, virtual reality technologies, and the creation of "super-apps" could require us to incur substantial expenditures to modify or adapt our services or infrastructure to these new technologies, which could adversely affect our results of operations or financial condition. We are in the early stages of a multi-year phased migration to integrate and upgrade certain cross-brand global financial systems and processes. The implementation of new information technology, payment, enterprise resource planning (ERP), or other systems could be disruptive and/or costly or we may experience difficulty successfully integrating new systems into existing systems or migrating to new systems from existing systems, any of which could adversely affect our business and results of operations. Any failure to implement or adapt to new technologies in a timely manner or at all could adversely affect our ability to compete, increase our consumer acquisition costs or otherwise adversely affect our business, brand, market share, and results of operations.

Our business could be negatively affected by changes in online search and meta-search algorithms and dynamics or traffic-generating arrangements.

We use Google to generate a significant portion of traffic to our platforms and, to a lesser extent, we use other search and meta-search services to generate traffic to our platforms, principally through pay-per-click marketing campaigns. The pricing and operating dynamics on these search and meta-search platforms can experience rapid change commercially, technically, and competitively. For example, Google frequently updates and changes the logic which determines the placement and display of results of a consumer's search, such that the placement of links to our platforms can be negatively affected and our costs to improve or maintain our placement in search results can increase. The European Commission has fined Google significant amounts for anti-competitive behavior relating to its comparison-shopping service and online search advertising services. Changes by Google in how it presents travel search results, including promotion of its own travel meta-search services, amounts charged to travel partners for referrals, or the manner in which it conducts the auction for placement among search results may be competitively disadvantageous to us, may increase our costs, and may impact our ability to efficiently generate traffic to our platforms, which in turn would have an adverse effect on our business, market share, and results of operations. Google recently modified its hotel price-comparison search tool to display prices for accommodation and booking providers for free, following a similar change it made to Google Flights. In addition, a decline or slowing growth in travel search traffic negatively impacts our ability to efficiently generate traffic to our platforms through performance marketing on general search platforms, which could have an adverse effect on our business and results of operations.

We purchase online traffic from a number of other sources, including some operated by our competitors, in the form of pay-per-click arrangements that can be terminated with little or no notice. If one or more of such arrangements is terminated, our business, market share, and results of operations could be adversely affected. We rely on various third-party distribution channels (i.e., marketing affiliates) to distribute accommodation, rental car, and airline ticket reservations. Should one or more of such third parties cease distribution of reservations made through us, or suffer deterioration in its search or meta-search ranking, due to changes in search or meta-search algorithms or otherwise, our business, market share, and results of operations could be adversely affected.

Consumer adoption and use of mobile devices creates challenges and may enable device companies such as Google and Apple to compete directly with us.

Widespread adoption of mobile devices, such as the iPhone and Android-enabled smartphones, coupled with the web browsing functionality and development of thousands of apps available on these devices, continues to drive substantial online traffic and commerce to mobile platforms. We have experienced a significant shift of business, both direct and indirect, to mobile platforms and our advertising partners are also seeing a rapid shift of traffic to mobile platforms. The revenues earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay, have lower ADRs, and are not made as far in advance. To the extent mobile devices or platforms enable users to block advertising content, our advertising revenue and our ability to market our brands and acquire new consumers may also be negatively affected. Given the device sizes and technical limitations of smartphones, mobile consumers may not be willing to download multiple apps from multiple companies providing a similar service and instead prefer to use one or a limited number of apps for their mobile travel and restaurant research and reservation activity. As a result, the consumer experience with mobile apps as well as brand recognition and loyalty continue to be increasingly important. Our mobile offerings have received generally strong reviews and are driving a material and increasing share of our business. We believe that mobile bookings are necessary to maintain and grow our business as consumers increasingly turn to mobile devices instead of a personal computer. As a result, it is increasingly important for us to develop and maintain effective mobile platforms to provide consumers with an appealing, easy-to-use mobile experience and that the features of our mobile platforms are competitive with our peers. If we are unable to continue to rapidly innovate and create new, user-friendly, and differentiated mobile offerings, and efficiently and effectively advertise and distribute on these platforms, or if our mobile offerings are not used by consumers, we could lose market share and our business, future growth, and results of operations could be adversely affected.

Google's Android operating system is the leading smartphone operating system in the world. As a result, Google has the ability to leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. Further, Google is the leading internet search service and has leveraged its search popularity to promote its travel services. Although Google has faced legal challenges in Europe and the United States under various anticompetition laws, including in respect of giving its own services and products preferential treatment in the online search market, it is not yet clear how or whether these actions will further affect Google's business, including its travel services.

Apple has substantial market share in the smartphone market and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps and has access to greater resources than we have. Apple may use or expand its existing and potential mobile apps such as Wallet, Siri (Apple's voice recognition "concierge" service), Apple Pay (Apple's mobile payment system), or another mobile app or functionality as a means of entering the online travel reservations marketplace. To the extent Google or Apple use their mobile operating systems, app distribution channels or, in the case of Google, search services, to favor their own travel service offerings, our business and results of operations could be harmed.

Impairments of goodwill, long-term investments, and long-lived assets, increases in provisions for expected credit losses on receivables from and cash advances made to our travel service provider and restaurant partners, and increases in cash outlays to refund consumers for prepaid reservations have a negative impact on our results of operations.

As a result of the deterioration of our business due to the COVID-19 pandemic, during 2020 we recorded goodwill impairment charges in our Kayak and OpenTable reporting unit and in our investment in DiDi Global, Inc. ("DiDi"). Future events and changing market conditions may lead us to re-evaluate the assumptions used to estimate the fair value of OpenTable and KAYAK, particularly the assumptions related to the length and severity of the COVID-19 pandemic, the shape and timing of the subsequent recovery, and the performance of the businesses during and following the COVID-19 pandemic, which may result in a need to recognize an additional goodwill impairment charge, which could have a material adverse effect on our results of operations. See Notes 5, 6 and 11 to the Consolidated Financial Statements for additional information related to the impairment charges.

In addition, in 2020, given the severe downturn in the global travel industry and the financial difficulties faced by many of our travel service provider and restaurant partners and marketing affiliates, we increased our provision for expected credit losses on receivables from and prepayments to our travel service provider and restaurant partners and marketing affiliates. See Note 7 to the Consolidated Financial Statements for additional information. Due to the high level of cancellations of existing reservations, we incurred higher than normal cash outlays to refund consumers for prepaid reservations. In some instances, we did not estimate a recovery of prepayment already made to a travel service provider where we had agreed to provide free cancellations to consumers for non-refundable reservations. Any significant increase in our provision for expected credit losses and any significant increase in cash outlays to refund consumers would have a corresponding adverse effect on our results of operations and related cash flows. In certain instances, we may offer cancellable room rates on behalf of a partner to provide flexibility to our consumers even if the partner has not provided a cancellable room rate, which could have a negative impact on our revenues if we are unable to facilitate booking from another customer.

We are dependent on providers of accommodations, rental cars, and airline tickets and on restaurants.

We rely on providers of accommodations, rental cars, and airline tickets and on restaurants to make their services available to consumers through us. Our arrangements with travel service providers generally do not require them to make available any specific quantity of accommodation reservations, rental cars, or airline tickets, or to make accommodation reservations, rental cars, or airline tickets available in any geographic area, for any particular route, or at any particular price. Similarly, our arrangements with restaurants generally do not require them to provide all of their available tables and reservations to customers through us. We are in regular dialogue with our major travel service providers about the nature and extent of their participation in our services. A significant reduction on the part of any of our major travel service providers or providers that are particularly popular with consumers for a sustained period of time or their complete withdrawal could have a material adverse effect on our business, market share, and results of operations. To the extent any of those major or popular travel service providers ceased to participate in our services in favor of one of our competitors' services or decided to require consumers to purchase services directly from them, our business, market share, and results of operations could be harmed. During periods of higher occupancy rates, accommodation providers may decrease their distribution of accommodation reservations through third-party intermediaries like us, in particular through our discount services. Further, as consolidation among travel service providers increases, the potential adverse effect of a decision by any particular significant travel service provider (such as a large hotel chain, airline, or rental car company) to withdraw from or reduce its participation in our services also increases. The COVID-19 pandemic has increased the risk that our travel service provider and restaurant partners voluntarily or involuntarily declare bankruptcy or otherwise cease or limit their operations, which could harm our business and results of operations. In particular, the potential harm to our business and results of operations is greater if there are bankruptcies or closures of larger partners such as airlines, hotel chains, or large rental car companies. To the extent restaurants limit the availability of reservations through OpenTable or if a significant number of restaurants cease to participate in our services or if government restrictions limit occupant capacity of any travel service providers or restaurants as a result of the COVID-19 pandemic, consumers may not continue to use our services and/or our revenues and results of operations could be adversely affected.

KAYAK, a meta-search service, depends on access to information related to travel service pricing, schedules, availability, and other related information from OTCs and travel service providers to attract consumers. Many of KAYAK's agreements with OTCs and travel service providers are short-term agreements that may be terminated on 30 days' notice. To the extent OTCs or travel service providers no longer provide such information to KAYAK, KAYAK's ability to provide comprehensive travel service information to consumers could be diminished and its brand, business, and results of operations could be harmed. To the extent consumers do not view KAYAK as a reliable source of comprehensive travel service information, fewer consumers would likely visit its websites, which would also likely have a negative impact on KAYAK's advertising revenue and results of operations. In addition, if OTCs or travel service providers choose not to advertise with KAYAK or choose to reduce or eliminate the fees paid to KAYAK for referrals from query results, KAYAK's business and results of operations could be adversely affected.

Investment in new business strategies and acquisitions could disrupt our ongoing business and present risks not originally contemplated.

We have invested and in the future may invest in new business strategies and acquisitions of complementary businesses in furtherance of our mission to make it easier for everyone to experience the world. For example, we acquired Getaroom in December 2021 to enhance our business-to-business distribution capabilities for hotel partners and more effectively support our accommodations affiliate partners, and in November 2021 we entered into an agreement to acquire European-based flights booking provider Etraveli Group. Such endeavors may involve significant risks and uncertainties, including diversion of management's attention from current operations, greater than expected liabilities and expenses, inadequate return on capital, new risks with which we are not familiar, legal compliance obligations that previously did not apply to us, integration risks, and difficulties and unidentified issues not discovered in our investigations and evaluations of those strategies and acquisitions. As a result, entering new businesses involves risks and costs that could, if realized, have an adverse effect on our business, reputation, results of operations, profit margins, cash flows or financial condition, as well as on our ability to achieve the expected benefits of any such investments or acquisitions.

We may decide to make minority investments, including through joint ventures, in which we have limited or no management or operational control. The controlling person in such a case may have business interests, strategies, or goals that are inconsistent with ours, and decisions of the company or venture in which we invested may result in harm to our reputation or business or adversely affect the value of our investment.

We acquired a substantial portion of our goodwill and intangible assets in acquisitions. If we determine that any of our goodwill and intangible assets, or any goodwill or intangible assets acquired in future transactions experiences a decline in value we may be required to record an impairment, which could materially adversely affect our results of operations. Further, we may issue shares of our common stock in these transactions, which could result in dilution to our stockholders.

We may not be able to successfully integrate acquired businesses or combine internal businesses.

The integration of acquired businesses requires significant time and resources, and we may not manage these processes successfully. In addition to acquired businesses, we have integrated certain of our businesses that had been managed independently, integrated certain functions across our businesses, and restructured or ceased operating certain assets or businesses, and we may do so in the future, including through divestitures. Integrations are complex, often involve additional or unexpected costs, and create a variety of issues and risks, including:

•disruption or harm to the businesses involved;

•disruption to our other businesses, including as a result of the need for management to spend time and attention on the integration;

•difficulty combining different company cultures, systems, reporting structures, titles, job descriptions, and compensation schemes;

•problems retaining key personnel, in particular at the acquired or integrated company;

•loss of travel service providers, restaurants, or partners of the acquired business; and

•difficulty implementing and maintaining effective controls, procedures, and policies.

We may not successfully integrate companies or achieve the strategic, financial, or operating objectives of the acquisition or integration, any of which could adversely affect our business, results of operations, or value of our acquisitions.

Information Security, Cybersecurity, and Data Privacy Risks

Our processing, storage, use, and disclosure of personal data exposes us to risks of internal or external security breaches and could give rise to liabilities and/or damage our reputation.

We are an innovative technology company dependent on sophisticated software applications and computing infrastructure. If cyber-criminals or other threat actors are able to circumvent our security controls and capabilities, including as a result of our own acts or omissions, it could result in a compromise or breach of consumer data. In e-commerce, data security is essential to maintaining consumer and partner confidence in our services. Consumers who use certain of our services provide us with their personal identity data and payment information, which in turn attracts attention from threat actors and fraudsters. Cyberattacks by various threat actors including cyber-criminals, hackers, and state-sponsored organizations are increasing in frequency and sophistication and are constantly evolving. We face sophisticated, highly resourceful and determined adversaries and may not be able to defend against a persistent, sophisticated cyberattack from such an adversary. In addition, our security policies and internal security controls may not keep pace with the continuous innovation of our offerings.

Vulnerabilities in our consumer and partner account security and workflow practices may result in unauthorized access to confidential data. These risks are likely to increase as we expand our offerings, integrate our products and services, and store and process more data, including personal information and payment data. Our efforts to protect information from unauthorized access may result in the rejection of legitimate attempts to book reservations through our services, which could result in lost business. We expend significant resources to protect against security breaches, and regularly increase our security-related expenditures to maintain or increase our systems' security. We have experienced and responded to cyberattacks, which we believe have not had a significant impact on the integrity of our systems or the security of data, including personal information maintained by us. Security breaches could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability, subject us to regulatory penalties and sanctions, or cause consumers to lose confidence in our security and choose to use the services of our competitors, any of which would have an adverse effect on our brands, market share, results of operations, and financial condition. See risks relating to cyberattacks in the risk below in Part I, Item 1A, Risk Factors -"Cyberattacks and system vulnerabilities could lead to service outages, data loss, reduced revenue, increased costs, liability claims, or harm to our competitive position." Additionally, our consumers' personal data could be affected by security breaches at third parties upon which we rely, such as travel service providers, connectivity partners, payroll providers, health plan providers, payment processors, data exchange services (for example, XML Providers), or GDSs. See below Part I, Item 1A, Risk Factors -"Our business relies on a global supply chain of third party services providers and we are exposed to risks because we rely on the resilience, security, and legal compliance of their product and services."

In the operation of our business, we receive and store a large volume of personally identifiable data and payment information. This data is increasingly subject to legislation and regulations in numerous jurisdictions around the world. The European Union's General Data Protection Regulation (the "GDPR") imposes significant compliance obligations and costs on us. Under the GDPR, violations could result in fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater. Several data protection authorities have imposed significant fines on companies of various sizes across industry sectors for violations of the GDPR. The California Consumer Privacy Act (the "CCPA"), which became operative in January 2020, and the California Privacy Rights Act, which is set to become operative in January 2023, each impose new privacy requirements and rights for consumers in California and has resulted and will continue to result in additional complexity and costs related to compliance. Many other jurisdictions have adopted or may adopt similar data protection regulations. These regulations are typically intended to protect the security of personal data that is collected, processed, and transmitted in or from the governing jurisdiction as well as to give individuals greater rights and/or control over how their data is processed. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. These laws and their interpretations continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the invalidation of the EU-US Privacy Shield in 2020 altered one of the acceptable approaches which many companies relied upon to ensure compliant data transfers between the European Union and the United States. Additionally, some of these regulations, such as the CCPA, give consumers a private right of action against companies for violations of these rules. While we have invested and continue to invest significant resources to comply with the GDPR, CCPA, and other privacy regulations, many of these regulations (such as the Personal Information Protection Law in People's Republic of China ("PRC")) are new, complex, and subject to interpretation. Non-compliance with these laws could result in negative publicity, damage to our reputation, significant penalties, or other legal liability. If legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, our results of operations, financial condition, or competitive position could be adversely affected.

Cyberattacks and system vulnerabilities could lead to service outages, data loss, reduced revenue, increased costs, liability claims, or harm to our competitive position.

Prior to the COVID-19 pandemic, we experienced rapid growth in consumer traffic to our online platforms, the number of accommodations on our extranets, and the geographic breadth of our operations. As the travel industry begins to recover, if our systems cannot be expanded to cope with increased demand or fail to perform, we could experience unanticipated disruptions in service, slower response times, decreased customer service and customer satisfaction, and delays in the introduction of new services, any of which could impair our reputation, damage our brands, and materially and adversely affect our results of operations. Further, as an online business, we are dependent on the internet and maintaining connectivity between ourselves and consumers, sources of internet traffic, such as Google, and our travel service providers and restaurants. As consumers increasingly turn to mobile and other smart devices, we also become dependent on consumers' access to the internet through mobile carriers and their systems. Disruptions in internet access, especially if widespread or prolonged, could materially adversely affect our business and results of operations. While we maintain redundant systems and hosting services, it is possible that we could experience an interruption in our business, and we do not carry business interruption insurance sufficient to compensate us for all losses that may occur.

We have computer hardware for operating our services located in hosting facilities around the world. We do not have a comprehensive disaster recovery plan in every geographic region in which we conduct business, and these systems and operations are vulnerable to damage or interruption from human error, computer viruses, floods, fires, power loss, telecommunication failures, and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, terrorism, and similar misconduct. In the event of any disruption of service at such facilities or the failure by such facilities to provide our required data communications capacity, we may not be able to switch to back-up systems immediately and it could result in lengthy interruptions or delays in our services. In addition to placing increased burdens on our engineering staff, these outages could create a significant amount of consumer questions and complaints that need to be addressed by customer support. Any system failure that causes an interruption or delay in service could impair our reputation, damage our brands, increase customer service costs, or result in lost business, any of which could have a material adverse effect on our business and results of operations. We have taken and continue to take steps to increase the reliability and redundancy of our systems. These steps are expensive, may reduce our margins, and may not be successful in reducing the frequency or duration of unscheduled downtime.

We have experienced targeted and organized malware, phishing, and account takeover attacks, and may in the future experience these and other forms of attack such as ransomware, SQL injection (where a third party attempts to insert malicious code into our software through data entry fields in our websites in order to gain control of the system), and attempts to use our websites as a platform to launch a denial-of-service attack on another party. Our existing security measures may not be successful in preventing attacks on our systems. For instance, from time to time, we have experienced denial-of-service type attacks on our systems that have made portions of our websites slow or unavailable for periods of time. Traditional IT business continuity and disaster recovery practices are less effective against certain types of attacks such as ransomware or malware. A ransomware attack could result in our services being unavailable for an extended period of time, nullify our data, or expose our payment card and personal data. Reductions in the availability and response time of our online services could cause loss of substantial business volumes during the occurrence of any such attack on our systems and measures we may take to divert suspect traffic in the event of such an attack could result in the diversion of bona fide customers. These issues are more difficult to manage during any expansion of the number of places where we operate and the variety of services we offer, and as the tools and techniques used in such attacks become more advanced. Our insurance policies have coverage limits and may not be adequate to reimburse us for all losses caused by security breaches. Successful attacks could result in significant interruptions in our operations, severe damage to our information technology infrastructure, negative publicity, damage our reputation, and prevent consumers from using our services during the attack, any of which could cause consumers to use the services of our competitors, which would have a negative effect on the value of our brands, our market share, business, and results of operations.
We use both internally-developed systems and third-party systems to operate our services, including transaction processing, order management, and financial and accounting systems. If the number of consumers using our services increases substantially, or if critical third-party systems stop operating as designed, we may need to significantly expand and upgrade our technology, transaction processing systems, financial and accounting systems, or other infrastructure. We may not be able to upgrade our systems and infrastructure to accommodate such conditions in a timely manner, and, depending on the systems affected, our transactional, financial, and accounting systems could be impacted for a meaningful amount of time before upgrade, expansion, or repair. Many of our processes and systems, including those related to processing and recording revenue, are highly automated and involve multiple inputs from various IT systems, which can mitigate the risk of human error but which can also make testing, troubleshooting, and auditing more difficult. As a result, it may be difficult to quickly detect and correct errors embedded in these processes or systems.

Our business relies on a global supply chain of third party services providers and we are exposed to risks because we rely on the resilience, security, and legal compliance of their product and services.

We rely on certain third-party computer systems and third-party service providers, including GDSs and computerized central reservation systems of the accommodation, rental car, and airline industries in connection with providing some of our services. Any damage to, breach of or interruption in these third-party services and systems or deterioration in their performance could prevent us from booking related accommodation, rental car, and airline reservations and have a material adverse effect on our business, brands, and results of operations. Our agreements with some third-party service providers are terminable upon short notice and often do not provide recourse for service interruptions. In the event our arrangement with any such third party is terminated, we may not be able to find an alternative source of systems support on a timely basis or on commercially reasonable terms and, as a result, it could have a material adverse effect on our business and results of operations.

Consumers generally are concerned with security and privacy on the internet, and any publicized security problems could negatively affect consumers' willingness to provide private information or effect online commercial transactions generally, including through our services. Some of our business is conducted with third-party marketing affiliates, which may generate travel reservations through our infrastructure or through other systems. A security breach at any third-party, such as the security breach experienced by MGM Resorts International in 2020, could be perceived by consumers as a security breach of our systems and could result in negative publicity, subject us to notification requirements, damage our reputation, expose us to risk of loss or litigation and possible liability, and subject us to regulatory penalties and sanctions, even if we had no direct involvement in the breach. In addition, such third parties may not comply with applicable disclosure requirements or with parameters within which we permit them to process data, which could expose us to liability.

We depend upon various third parties to process payments, including credit cards, for our merchant transactions around the world. In addition, we rely on third parties to provide credit card numbers which we use as a payment mechanism for merchant transactions. If any such third party were wholly or partially compromised or ceased or suspended operations, our cash flows could be disrupted or we may not be able to generate merchant transactions (and related revenues) for a period of time and this could have a negative effect on our business, reputation, and results of operations and, in certain cases of the insolvency of such a partner, could result in additional payments by us and loss of the total transaction value.

Legal, Tax, Regulatory, Compliance, and Reputational Risks

We may have exposure to additional tax liabilities.

As an international business providing reservation and marketing services around the world, we are subject to income taxes and non-income-based taxes. Although we believe that our tax filing positions are reasonable and comply with applicable law, we regularly review our tax filing positions, especially in light of tax law or business practice changes, and we may change our positions or determine that previous positions should be amended, either of which could result in additional tax liabilities. The final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals. To date, we have been audited in many taxing jurisdictions with no significant impact on our results of operations. If current or future audits find that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our results of operations, financial condition, and cash flows. See Note 15 to our Consolidated Financial Statements for more information regarding certain tax matters and tax contingencies.

In general, governments are increasingly focused on ways to increase tax revenues, which has contributed to an increase in audit activity, more aggressive positions taken by tax authorities, more time and difficulty to resolve any audits or disputes and an increase in new tax legislation. Any such additional taxes or other assessments may be in excess of our current tax provisions or may require us to modify our business practices in order to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on our business, results of operations, and financial condition.

In December 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted into law in the United States. The Tax Act introduced a tax on 50% of global intangible low-taxed income ("GILTI"), which is income determined to be in excess of a specified routine rate of return on qualifying business assets. The Tax Act further introduced a base erosion and anti-abuse tax ("BEAT") aimed at preventing the erosion of the U.S. tax base and a new tax deduction with respect to certain foreign-derived intangible income. If we are unable to operate our business so that BEAT does not impact us, our effective tax rate, results of operations and cash flows would be adversely affected. The interpretation and implementation of the Tax Act and regulations, rules, or guidance that have been or may be adopted under, or result from, the Tax Act have had and could have a negative impact on our results of operations and cash flows. In addition, increases in the U.S. corporate income tax rate, increasing the percentage of GILTI subject to tax in the United States, or other changes included in any adopted U.S. federal tax legislation could have a negative impact on our results of operations and cash flows.

Certain countries have taken steps to unilaterally introduce a digital services tax to address the issue of multinational businesses carrying on business in their jurisdiction without a physical presence and therefore generally not being subject to income tax in those jurisdictions. These digital services taxes are calculated as a percentage of revenue rather than income or profits. The interpretation and implementation of the various digital services taxes (especially if there is inconsistency in the application of these taxes across tax jurisdictions) could have a materially adverse impact on our results of operations and cash flows. Further, digital services taxes may not apply to our competitors such as hotel chains and smaller OTCs, which could harm our business and competitive position. Due to the large scale of our business activities outside of the United States, any changes in U.S. or international taxation of our activities, such as new definitions of permanent establishment, new nexus and profit allocation rules, or the combined effect of tax laws in multiple jurisdictions may increase our worldwide effective tax rate, increase the complexity and costs associated with tax compliance, and adversely affect our cash flows and results of operations.

Additionally, there have been significant changes made and proposed to international tax laws that increase the complexity, burden, and cost of tax compliance. The Organisation for Economic Co-operation and Development ("OECD") has been working on the "base erosion and profit shifting" ("BEPS") project to ensure international tax standards keep pace with changes in global business practices. This project could change various aspects of the existing rules under which our tax obligations are determined in many of the countries in which we do business. In 2021, more than 130 countries agreed to a new OECD framework on BEPS that, among other provisions, includes proposed changes to how the right to tax income would be allocated among countries and imposes a 15% global minimum tax. As there are many details still to be finalized for the implementation of the framework, including further negotiations, final approval and implementation by the member countries, it is not certain how the new framework ultimately will impact us.

We are also subject to other non-income-based taxes, such as value-added, payroll, sales, use, excise, net worth, property, hotel occupancy, and goods and services taxes. We refer generally to taxes on travel transactions (e.g., value-added taxes, sales taxes, excise taxes, hotel occupancy taxes, etc.) as "travel transaction taxes." From time to time, we are under audit or investigation by tax authorities or involved in legal proceedings related to these non-income-based taxes or we may revise or amend our tax positions, which may result in additional non-income-based tax liabilities.

A number of jurisdictions in the United States have initiated lawsuits or other proceedings against OTCs, including us, related to, among other things, the payment of certain travel transaction taxes (such as hotel occupancy taxes) that could include historical taxes that are claimed to be owed, interest, penalties, punitive damages and/or attorney's fees and costs. Additional jurisdictions may assert that we are subject to travel transaction taxes and could seek to collect such taxes, either retroactively, prospectively or both. We continue to defend against these lawsuits and, where appropriate, intend to continue to assert that we should not be subject to such taxes. Although we believe we do not owe the taxes claimed in these lawsuits, litigation is uncertain, and if there was an adverse outcome in this litigation, or any similar litigation in other jurisdictions, it could result in liabilities for past and/or future bookings, and it could have an adverse effect on our business, profit margins, and results of operations. An unfavorable outcome or settlement of pending litigation could encourage the commencement of additional litigation, audit proceedings, or other regulatory inquiries. Jurisdictions could also seek to amend their tax statutes in order to collect travel transaction taxes from us on a prospective basis. Additionally, a number of jurisdictions have adopted or may adopt laws that require us to collect and remit sales tax on behalf of travel service providers, which in some instances may negatively impact our revenue. Adverse tax decisions or new laws could have a material adverse effect on our business, margins, cash flows and results of operations.

We may not be able to maintain our "Innovation Box Tax" benefit.

The Netherlands corporate income tax law provides that income generated from qualifying innovative activities is taxed at the rate of 9% beginning in January 2021 and 7% prior to 2021 ("Innovation Box Tax") rather than the Dutch statutory rate of 25%. Effective January 1, 2022, the Netherlands corporate income tax rate increased from 25% to 25.8%. A portion of Booking.com's earnings historically has qualified for Innovation Box Tax treatment.

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

Our business is subject to various competition/anti-trust, consumer protection, and online commerce laws, rules, and regulations around the world, and as the size of our business grows, scrutiny of our business by legislators and regulators in these areas may intensify.

We, the travel industry, and the technology industry generally are subject to competition and consumer protection laws and regulations around the world. These laws and regulations evolve and change, and their interpretation, application, and enforcement can also change, be unpredictable, or be affected by changing political or social pressures. As we expand our business into new areas, including our evolution towards the Connected Trip, we may become subject to additional laws and regulations. At times, online travel platforms, including us, have been the subject of investigations or inquiries by various national competition authorities ("NCAs") or other governmental authorities. For example, we have been and continue to be involved in investigations related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates, conditions, and availability that are at least as favorable as those offered to other OTCs or through the accommodation provider's website. To resolve and close certain of the investigations, we have from time to time made commitments to the investigating authorities regarding future business practices or activities, such as agreeing to narrow the scope of our parity arrangements. Additionally, these types of investigations can result and have resulted in the assessment of fines.

We have also been involved in investigations or inquiries involving consumer protection matters, including in the United Kingdom and the European Union, and we have previously made certain voluntary commitments to consumer authorities to resolve investigations or inquiries that have included showing prices inclusive of all mandatory taxes and charges, providing information about the effect of money earned on search result rankings on or before the search results page, and making certain adjustments to how discounts and statements concerning popularity or availability are shown to consumers. To the extent that these or any other investigations or inquiries result in additional commitments, fines, damages, or other remedies, our business, financial condition, and results of operations could be harmed.

As markets evolve and NCAs or other governmental authorities continue to monitor our industry, new investigations of the industry generally or of us specifically could and have occurred, including revisiting issues that were the subject of prior investigations. While we believe that we are complying with our commitments, investigating authorities or third parties may determine that we are not complying with the commitments we have made and decide to pursue legal action to compel compliance or seek other remedies. Further, in September 2017 the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland and the investigation is ongoing. If there is an adverse outcome and Booking.com is unsuccessful in any appeal, Booking.com could be required to reduce its commissions in Switzerland. We are cooperating with regulators where applicable, but we are unable to predict what, if any, effect any investigations or resolutions thereof, including the effect of any commitments we might make, will have on our business, industry practices, or online commerce more generally.

To the extent that regulatory authorities impose fines on us or require changes to our business practices or to those currently common to the industry, our business, competitive position, and results of operations could be materially and adversely affected. Negative publicity regarding competition and/or consumer law investigations could adversely affect our brands and therefore our business, market share, and results of operations. Competition and consumer law-related investigations, legislation, or issues have and could in the future result in private litigation.

Another area of regulatory inquiry involves contractual search term bidding restrictions where one contracting party agrees not to bid on certain key search terms related to the other party (e.g., such other party’s name). Although we are generally moving away from these types of agreements, in some of our contracts, we or the other party have agreed to bidding restrictions. If bidding restrictions are held to be illegal or otherwise unenforceable or if we remove them from all of our contracts, it could negatively impact our performance marketing efficiency, business, and results of operations.

There is significant legislative and public focus on the technology industry, especially as technology companies become larger. In some instances, countries have passed legislation that goes further to restrict business activities than actions taken by NCAs or other regulatory authorities. France, Italy, Belgium, Portugal, and Austria have passed legislation prohibiting parity contract clauses in their entirety and, last year, a German court ruled that our narrow parity clauses are not permitted. Additionally, the EU's Platform to Business Regulation regulates the relationship between online platforms such as Booking.com and European business users of online platforms. In December 2020, the European Commission proposed the Digital Markets Act and the Digital Services Act, which are expected to give regulators more instruments to investigate digital businesses and impose new rules on certain digital platforms if they are determined to be "gatekeepers." The proposed legislation is not final and it is not entirely known what the laws will look like in their final forms. If regulators were to presume that we are a gatekeeper under the Digital Markets Act as currently proposed and we are not successful in rebutting that presumption, we would be subject to additional rules and regulations not applicable to all our competitors and our business could be harmed. For example, the rules applicable to gatekeepers could impose limitations on data collection and usage across services or with third parties, as well as on bundling services, and could require gatekeepers to share certain customer information with partners. Wide and possibly any type of parity clauses could be prohibited for gatekeeper platforms. Additionally, in July 2021 President Biden of the United States signed an executive order aimed at restricting anticompetitive practices, including those within the technology industry. Any rules or regulations that result from this executive order, as well as any other new laws and regulations and changing public perception relating to the technology industry could impact our services, require us to change our business practices, or otherwise cause us to incur additional operating costs to comply with or address these developments. Further, as market conditions change as a result of investigations, litigation, legislation, or political or social pressure, we may decide to voluntarily modify our business practices beyond what is required, the full effects of which may not be known when making the decision, but which could harm our competitive position and adversely affect our business and results of operations.

With additional attention on the size of travel or technology companies generally, our size and market share may negatively affect our ability to obtain regulatory approval of proposed acquisitions, our ability to expand into complementary businesses or our latitude in dealing with travel service providers (such as by limiting our ability to provide discounts, rebates, or incentives or to exercise contractual rights), any of which could adversely affect our business, results of operations or ability to grow and compete.

Regulatory and legal requirements and uncertainties could subject us to business constraints, increased compliance costs and complexities, or otherwise harm our business.

Our ability to provide our services and any future services is and will continue to be affected by legal regulations of national and local governments and regulatory authorities, many of which are evolving and subject to the possibility of new or revised interpretations. For example, we currently offer optional rental car-related insurance products to customers protecting them against accidental damage to their rental vehicles, optional room and flight cancellation insurance products, and we intend to offer additional trip-related insurance products in the future, which subjects us to certain insurance regulations and related increased compliance costs and complexities, any of which could negatively impact our business and results of operations. Laws in some countries relating to data localization, registration as a travel agent, and other local requirements could, if applicable to us, adversely affect our ability to conduct business in those countries. Any increase in the number or complexity of the laws and regulations applicable to us and our businesses could increase our compliance costs and burdens and negatively affect our business and results of operations.

For example, in the European Union and the United Kingdom, the Package Travel Directive and other local laws governing the sale of travel services (the "Package Directive") sets out broad requirements such as local registration, certain mandatory financial guarantees, disclosure requirements, and other rules regulating the provision of single travel sales, travel packages, and linked travel arrangements. The Package Directive also creates additional liability for a provider of travel packages, which could be the OTC, for performance of the travel services within a packaged trip under certain circumstances. Some parts of our business are already subject to the broad scope of the Package Directive, and as our offerings continue to diversify and expand, we may become subject to additional requirements of the Package Directive. Compliance with this directive could be costly and complex or, as a result of these requirements, we could choose to limit offerings that would otherwise be beneficial for the business, any of which could adversely affect our business, results of operations, or ability to grow and compete. Any changes to the Package Directive, including any changes to the scope of the travel services covered, increased levels of consumer protections, or changes to the requirements of financial guarantees could be costly or complex to comply with and may also adversely affect our business, results of operations, or ability to grow and compete in the future.

The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by judicial or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise have a material adverse effect on our business and results of operations. For example, in connection with a lawsuit begun in 2015 by the Association of Turkish Travel Agencies, a Turkish court ordered in 2019 that Booking.com must meet certain registration requirements in order to offer Turkish hotels and accommodations to Turkish residents. If Booking.com does not successfully appeal this decision or meet the Turkish registration requirements, Booking.com will be unable to resume offering Turkish hotels and accommodations to Turkish residents, which would continue to negatively impact our results of operations. There can be no assurance that there will not be an adverse outcome to any such litigation or that such an outcome would not result in an adverse impact on our business, financial condition, or results of operations.

Compliance with the laws and regulations of multiple jurisdictions increases our cost of doing business. Examples of these laws and regulations, which vary and sometimes conflict, include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and local laws which also prohibit corrupt payments to governmental officials or third parties, data privacy requirements, labor relations laws, non-discrimination, human rights or anti-human trafficking laws and regulations, such as the U.K. Modern Slavery Act 2015, tax laws, anti-trust or competition laws, U.S., E.U., or U.N. sanctioned country or sanctioned persons mandates, and consumer protection laws. Violations of these laws and regulations could result in fines, penalties, and/or criminal sanctions against us, our officers, or our employees and/or prohibitions on the conduct of our business. Any such violations could result in prohibitions on our ability to offer our services in one or more countries, could delay or prevent potential acquisitions, and could materially damage our reputation, our brands, our global expansion efforts, our ability to attract and retain employees and business partners, our business, and our operating results. Even if we comply with these laws and regulations, doing business in certain jurisdictions or violations of these laws and regulations by the accommodations, restaurants, travel service providers, or other parties with whom we conduct business could harm our reputation and brands, which could adversely affect our results of operations or stock price. In addition, these restrictions may provide a competitive advantage to our competitors unless they are also subject to comparable restrictions. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. Additionally, our employees in certain countries in Europe are represented by works councils and/or trade unions. We are required to consult with works councils on certain matters such as restructurings, acquisitions and divestitures, and other matters that could impact our labor force. Consultations may not be completed on terms satisfactory to us and, as a result, could result in increases in our cost of labor, diversion of management's attention away from operating our business, delays in certain initiatives, and expose us to claims and litigation. We are also subject to a variety of other regulatory, legal, and public policy risks and challenges in managing an organization operating in various countries, including those related to:

•regulatory changes or other government actions;

•additional complexity to comply with regulations in multiple jurisdictions, as well as overlapping or inconsistent legal regimes, in particular with respect to tax, labor, consumer protection, digital content, advertising, promotions, privacy, and competition laws;

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

There are various risks associated with the facilitation of payments from consumers, including risks related to fraud, compliance with evolving rules and regulations, and reliance on third parties.

Our results have been and will likely continue to be negatively impacted by consumer purchases made using fraudulent payment cards (such as credit, debit, prepaid, or similar cards), claims the consumer did not authorize the purchase, or consumers who have closed bank accounts or have insufficient funds in their bank accounts to satisfy payments. We may be held liable for accepting fraudulent payment cards (such as stolen or cloned cards) on our platforms or in connection with other fraudulent transactions on our platforms, as well as other payment disputes with consumers. Accordingly, we calculate and record an allowance for the resulting chargebacks. We must also continually implement and evolve measures to detect and reduce the risk of fraud, in particular as these methods become increasingly sophisticated. If we are unable to successfully combat the use of fraudulent payment cards on our platforms, our business, profit margins, results of operations, and financial condition could be materially adversely affected.

We are processing more of our transactions on a merchant basis where we facilitate payments from travelers through the use of payment cards and other payment methods (such as PayPal, Alipay, Paytm, and WeChat Pay). While processing transactions on a merchant basis allows us to process transactions for properties that do not otherwise accept payment cards and to increase our ability to offer a variety of payment methods and flexible transaction terms to consumers, we incur additional payment processing costs (which are typically higher for foreign currency transactions) and other costs related to these transactions, such as costs related to fraudulent payments and transactions and fraud detection. As we expand our payments services to consumers and business partners, in addition to the revenues from these transactions, we may experience a significant increase in these costs, and our results of operations and profit margins could be materially adversely affected, in particular if we experience a significant increase in non-variable costs related to fraudulent payments and transactions.

As a greater percentage of our transactions involve us processing payments, our global systems and processes must be managed on a larger scale, which adds complexity, administrative burdens and costs, and increases the demands on our systems and controls, which could adversely affect our results of operations. In addition, as our payment processing activities continue to develop, we expect to be subject to additional regulations, including financial services regulations, which we expect to result in increased compliance costs and complexities, including those associated with the implementation of new or advanced internal controls. For example, the E.U.'s Payment Services Directive 2, implemented in the UK through the Payment Services Regulations 2017, has further complicated the authentication process for accepting payment cards and other payment methods. As a result of this, payments made on our platforms by consumers in the UK and the European Economic Area are subject to Strong Customer Authentication, which requires the consumer to engage in additional steps to authenticate their transaction. This new requirement could cause consumer transactions to take longer to process or otherwise inconvenience the consumer, which could result in consumers choosing not to utilize our platforms as often or at all. The implementation of this process has resulted and may continue to result in increased compliance costs and administrative burdens for us. Additionally, except where a consumer has acted fraudulently, the consumer will not be liable for any losses incurred in respect of an unauthorized payment transaction where strong customer authentication should have been applied but we did not require it.

Regulators may determine that certain aspects of our business are subject to laws that govern payments activities, such as money transmission and online payments processing, which could require us to obtain licenses to continue to operate in certain jurisdictions or result in modification of our business plans. Regulations relating to operational resilience, banking, privacy, and security of our processes could also apply to us. Further, our payments systems are susceptible to illegal and improper uses, including money laundering, terrorist financing, fraudulent sales of goods or services, and transactions by or with sanctioned parties. We have invested and will need to continue to invest substantial resources to comply with applicable laws and regulations, and failure to maintain compliance could lead to fines or require us to modify or interrupt our business practices, plans, or operations, any of which could negatively impact our business, results of operations, and profit margins.

We are also subject to payment card association rules and obligations under our contracts with the card schemes and our payment card processors, and indirectly to the rules of payment systems in respect of credit (i.e. account to account) transfers. The rules of the card schemes and payment systems are updated in cycles, and we may need to adjust our systems and/or processes to comply with any updated obligations. Card association rules include the Payment Card Industry Data Security Standard (the "Standard"). Under the Standard and these association rules and obligations, if information is compromised, we could be liable to payment card issuers for associated expenses and penalties, and in some cases, we could be restricted in our ability to accept payment cards. Under certain circumstances in our agreements with the card schemes and in relation to the Standard, we are also subject to periodic audits, self-assessments, and other assessments of our compliance with the rules and obligations of the payment card associations and the Standard, which could result in additional expenses and administrative burdens. In addition, if we fail to follow payment card industry security standards, even if no consumer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs. Additionally, compliance with the Standard may not prevent all security incidents. If we are fined or required to pay additional processing fees or if our ability to accept payment cards is restricted in any way as a result of our failure to comply with these payment card industry rules, or otherwise, it could adversely impact our business, results of operations, and profit margins.

We rely on banks, card schemes, and other payment processors to execute certain components of the payments process. For inbound payments, we pay these third parties interchange fees and other processing and gateway fees to help facilitate payments from consumers to travel service providers. As a result, if we are unable to maintain our relationships with these third parties on favorable terms or if these fees are increased for any reason, our profit margin, business, and results of operations could be harmed. Additionally, if these third parties experience service disruptions or if they cease operations (whether as a result of the COVID-19 pandemic or otherwise), consumers and travel service providers could have difficulty making or receiving payments, which could adversely impact our reputation, business, and results of operations.

In addition, in the event that one of our major travel service providers voluntarily or involuntarily declares bankruptcy or otherwise ceases or limits operations, we could experience an increase in chargebacks from customers with travel reservations with such travel service provider and we could experience financial loss from certain prepayments made to such travel service provider if we are not able to recover the prepayment. As a result of the COVID-19 pandemic and the ensuing effects on travel, many customers canceled flights in exchange for credits for future travel. If customers are not able to use these credits before they expire and we are ultimately responsible for chargebacks directly or through the travel service providers, including situations where we are unable to recover from the travel service providers, it could result in a corresponding negative impact on our results.

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

Our ability to achieve ESG goals and initiatives is subject to numerous risks including: (1) the availability and cost of limiting or eliminating our use of carbon-based energy sources and technologies, (2) evolving regulatory requirements affecting ESG standards or disclosures, (3) our ability to work with partners and providers that can meet our sustainability, diversity, and other standards, (4) our ability to recruit, develop, and retain diverse talent, (5) the impact of our organic growth and acquisitions or dispositions of businesses or operations on our ESG goals, and (6) customers’ actual demand for ESG-oriented product offerings, which may be more expensive and less available than other options.

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

We regard our intellectual property as critical to our success, and we rely on domain name, trademark, copyright and patent law, trade secret protection, and confidentiality and/or license agreements with our employees, travel service providers, partners, and others to protect our proprietary rights. We have filed various applications for protection of certain aspects of our intellectual property in the United States and other jurisdictions, and we currently hold a number of issued patents in several jurisdictions. Further, in the future we may acquire additional patents or patent portfolios, which could require significant cash expenditures. However, we may choose not to patent or otherwise register some of our intellectual property and instead rely on trade secret or other means of protecting our intellectual property. We have licensed in the past, and may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties, and these licensees may take actions that diminish the value of our proprietary rights or harm our reputation. We also have procured various intellectual property licenses from third parties. In addition, effective intellectual property protection may not be available in every country in which our services are made available online, particularly in certain jurisdictions in which we operate in which theft of intellectual property may be more prevalent. We may be required to expend significant time and resources to prevent infringement or to enforce our intellectual property rights.

We believe that our intellectual property rights help to protect our business. We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is extremely expensive and time-consuming, and may divert managerial attention and resources from our business objectives. We may not be able to successfully defend our intellectual property rights or they may not be sufficient to effectively protect our business, which could materially adversely affect our business, brands, and results of operations.

From time to time, in the ordinary course of our business, we may be subject to legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims against us. Successful infringement claims against us could result in a significant monetary liability or prevent us from operating our business, or portions of our business, or require us to change business practices or develop non-infringing intellectual property, which could require significant effort and expense. In addition, resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or possibly to cease using those rights altogether. Any of these events could have a material adverse effect on our business, results of operations, and financial condition.

Our use of "open source" software could adversely affect our ability to protect our proprietary software and subject us to possible litigation.

We use open source software in connection with our software development. From time to time, companies that use open source software have faced claims challenging the use of open source software and/or compliance with open source license terms. We could be subject to suits by parties claiming ownership of what we believe to be open source software, or claiming non-compliance with open source licensing terms. Some open source licenses require users who distribute software containing open source to make available all or part of such software, which in some circumstances could include valuable proprietary code of the user. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, in part because open source license terms are often ambiguous. Any requirement to disclose our proprietary source code or pay damages for breach of contract could be harmful to our business, results of operations, or financial condition, and could help our competitors develop services that are similar to or better than ours.

Recent regulations and policies impacting the way corporations use Cookies and other tracking technologies could negatively impact the way we do business.

There are several privacy-driven initiatives that are changing the gathering and use of consumer data in the digital marketing ecosystem. These include phasing out the use of third-party cookies (and other tracking technologies) by browsers such as Safari and Google Chrome, restrictions on the use of the identifier for advertisers (such as the Apple "IDFA") by mobile device manufacturers, the adoption of regulations by many jurisdictions that govern the use of cookies, and Apple's iCloud+ Private Relay, which hides a user's IP address from websites that the user accesses in favor of other IP addresses provided by Apple’s partners. A cookie is a text file that is stored on a user's computer or mobile device. An identifier, such as Apple's IDFA, is a unique device identifier assigned by the mobile device manufacturer which allows advertisers to recognize users across multiple mobile apps. An IP address can provide geographic and other connection information to websites related to the devices a user utilizes to connect to a website’s servers. Cookies, IP addresses, and other tracking technologies are common tools used by thousands of websites and mobile apps, including ours, to, among other things, store or gather data (e.g., remember log-on details so a user does not have to re-enter them when revisiting a website or opening an app), market to consumers, and enhance the user experience.

Google Chrome has announced that they will not permit the use of third-party cookies on Chrome starting in mid-2023 and other browsers have already stopped their use. Apple has begun to require app developers to gain consent to use the IDFA and other identifiers with their own consent framework. Apple’s paying iCloud customers who update to current versions of iOS, iPadOS and OS X have access to the new iCloud+ Private Relay when using the Safari browser to hide such user's IP address from websites. Many jurisdictions, including the European Union and California, have adopted regulations governing the use of cookies. While these initiatives will likely impact a small portion of our digital advertising practices, these changes are not unique to the digital advertising at our Company. While we believe that our primary performance marketing spend will not be directly impacted by these changes, we are poised to utilize alternative digital marketing techniques for the portion of our marketing spend that could be impacted. To the extent any of these restrictions and regulations impair our ability to serve certain customers in the most optimal manner or if we are less effective than our competitors in addressing this change, our ability to continue to improve and optimize performance on our platforms, our business, market share, and results of operations could be adversely affected. Further, any failure to comply with these privacy regulations could result in fines and harm to our reputation.

Financial Risks

Our liquidity, credit ratings, and ongoing access to capital could be materially and negatively affected by the impacts of the COVID-19 pandemic.

Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, our ability to meet debt covenant requirements, our operating performance, and our credit ratings. Since the COVID-19 pandemic, there has been increased volatility in the financial and securities markets, which has generally made access to capital less certain. Further, if our credit ratings were to be downgraded or if financing sources were to ascribe higher risk to our rating levels, our industry or us, our access to capital, and the cost of any financing would be negatively impacted. We currently have $2.0 billion available under our revolving credit facility, which provides an additional potential source of liquidity. The revolving credit facility contains certain financial covenants, compliance with which is a condition to our ability to borrow thereunder. There can be no assurance that we will be able to meet the covenant requirements at any particular time, and our ability to borrow under the revolving credit facility depends on such compliance. Further, the lenders have the right to require repayment of any amounts borrowed under the facility if we are not in compliance.
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

We conduct a substantial majority of our business outside the United States but we report our results in U.S. Dollars. As a result, we face exposure to movements in foreign currency exchange rates as the financial results of our businesses outside of the U.S. are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. When the U.S.

Dollar strengthens against other currencies in which we transact, our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses, and net income are lower as expressed in U.S. Dollars. When the U.S. Dollar weakens against other currencies in which we transact, our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses, and net income are higher as expressed in U.S. Dollars. Foreign currency exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in our financial results.

Recent years have seen volatility in the exchange rate between the Euro, the British Pound Sterling, the U.S. Dollar, and other currencies. Significant fluctuations in foreign currency exchange rates can affect consumer travel behavior. Consumers traveling from a country whose currency has weakened against other currencies may book lower ADR accommodations, choose to shorten or cancel their international travel plans or choose to travel domestically rather than internationally, any of which could adversely affect our gross bookings, revenues, and results of operations, in particular when expressed in U.S. Dollars.

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

•changes in expectations as to our future financial or operating performance;

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

•announcements by us or our competitors of price reductions, promotions, significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments;

•loss of a major travel service provider participant, such as a hotel chain, rental car company, or airline, from our services;

•changes in the status of our intellectual property rights;

•lack of success in the expansion of our business models geographically;

•business interruptions, such as may result from natural disasters, health concerns such as the COVID-19 pandemic, or other events;

•announcements by third parties of significant claims or initiation of litigation proceedings against us or adverse developments in pending proceedings;

•additions or departures of key personnel; and

•trading volume fluctuations or other market volatility.

Sales of a substantial number of shares of our common stock, including through the conversion of our convertible notes, could adversely affect the market price of our common stock by introducing a large number of sellers or short sellers to the market. Given the volatility that exists for our shares, such sales could cause the market price of our common stock to decline significantly. In addition, fluctuations in our stock price and our price-to-earnings multiple may have made or may make our stock attractive to momentum, hedge, or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.

The trading prices of internet company stocks in general, including ours, have experienced extreme price and volume fluctuations. To the extent that the public's perception of the prospects of internet or e-commerce or travel companies is negative, our stock price could decline, regardless of our results. Other broad market and industry factors may decrease the market price of our common stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions could cause our stock price to decline. Negative market conditions could adversely affect our ability to raise additional capital or the value of our stock for purposes of acquiring other companies or businesses.

In the past, we have been a defendant in securities class action litigation. Securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. To the extent our stock price declines or is volatile, we may in the future be the target of additional litigation. This additional litigation could result in substantial costs and divert management's attention and resources, either of which could adversely affect our business, financial condition, and results of operations.

We face increased risks if the level of our debt increases.

We have a substantial amount of outstanding indebtedness and we may incur substantial additional indebtedness in the future, including through public or private offerings of debt securities. Our outstanding indebtedness and any additional indebtedness we incur may have significant consequences, which may be amplified if our cash flow and earnings decrease, as we experienced as a result of the COVID-19 pandemic and which could include:

•requiring the dedication of a portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures, meeting our operating expenses, share repurchases, and acquisitions;

•increased vulnerability to downturns in our business, competitive pressures, and adverse changes in general economic and industry conditions;

•decreased or lost ability to obtain additional financing on terms acceptable to us for working capital, capital expenditures, acquisitions, share repurchases, or other general corporate purposes; and

•decreased flexibility when planning for or reacting to changes in our business and industry.

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to the rate of economic and travel industry recovery as a result of the COVID-19 pandemic, general economic conditions, industry cycles and financial, business, and other factors affecting our results of operations and financial condition, many of which are beyond our control. Further, we may not have access to equity or debt markets or other sources of financing, or such financing may not be available to us on commercially reasonable terms, to repay or refinance our debt as it comes due or, in the case of our convertible notes, upon conversion.

The value of our investments could decline, which could adversely affect our financial condition and results of operations.

We maintain an investment portfolio of various holdings, types, and maturities. Our portfolio typically includes marketable debt securities, equity securities of publicly-traded companies, the values of which are subject to market price volatility, and investments in private companies. Credit losses, impairments, and changes in the fair values of our investments could be volatile and they have had, and are likely to continue to have, a significant impact on our quarterly net income (or loss). See Note 5 to our Consolidated Financial Statements.

Our investments in private companies are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or ever become profitable, may not be able to secure additional funding, or their technologies, services, or products may not be successfully developed or introduced to the market. Further, our ability to liquidate any such investments is typically dependent on a liquidity event, such as a public offering or acquisition, as no public market exists for such securities. Valuations of privately-held companies are inherently complex and uncertain due to the lack of a liquid market for such securities. If we determine that any of our equity investments in such companies have experienced a decline in value, we are required to recognize the change in net income. For investments classified as debt securities, any decline in value attributed to credit losses is also recognized in the Consolidated Statements of Operations.

We have invested in securities of certain Chinese internet companies (i.e., Meituan, DiDi, and Trip.com Group). See Notes 5 and 6 to our Consolidated Financial Statements for more information regarding such investments. The value of these securities is subject to the risks associated with those companies' respective businesses, as well as any changes by the Chinese government in foreign investment laws or elevated scrutiny or regulation of foreign investments in Chinese companies. For example, Meituan is a Cayman Islands company operating in China through what is commonly referred to as a variable interest entity, or VIE, structure where it conducts part of its business through contractual relationships with affiliated Chinese entities. Although VIE structures are commonly used by Chinese internet and e-commerce companies, there are substantial uncertainties regarding the interpretation and application of PRC laws and regulations to VIE structures, and it is possible that the PRC government may view the VIE structure as a violation of PRC law. VIE contractual relationships are not as effective in providing control over the affiliated Chinese companies as direct ownership, and Meituan would have to rely on the PRC legal system to enforce those contracts in the event of a breach by one of these entities. Further, conflicts of interest could arise to the extent Meituan's officers or directors are also shareholders, officers or directors of the affiliated Chinese entities. Any of these risks could materially and adversely affect Meituan's business and therefore the value of our investment in Meituan. Similar VIE-structure considerations and risks apply with respect to our investments in securities of DiDi and Trip.com Group, each of which is a Cayman Islands company operating in China through a VIE structure.

We could lose the full amount of any of our investments, and any impairment of our investments have previously and could in the future have a material adverse effect on our financial condition and results of operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

    We lease office space facilities for our corporate headquarters in Norwalk, Connecticut, United States of America. We lease additional space, including office space and data center facilities in various locations around the world, to support our operations, the largest being the headquarters of our Booking.com business in Amsterdam, Netherlands. Other than the office building for the future headquarters of Booking.com that is currently under construction in the Netherlands (see the section "Building Construction" within Note 16 to our Consolidated Financial Statements for more details, which is incorporated into this Item 2 by reference thereto), we did not own any real estate at December 31, 2021.

We believe that our existing facilities are adequate to meet our current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further expansion of corporate operations. Expectations for the ways and places in which employees work have shifted dramatically as a result of the COVID-19 pandemic. As our brand companies have considered hybrid and flexible work-from-home policies for the longer term, we expect to make changes to our facilities requirements in the future.

Item 3.  Legal Proceedings

A description of any material legal proceedings to which we are a party is included in Note 16 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2021, and is incorporated into this Item 3 by reference thereto.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "BKNG."

Holders

At February 16, 2022, there were approximately 140 shareholders of record of Booking Holdings Inc.'s common stock.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception and do not expect to pay any cash dividends for the foreseeable future. Our revolving credit facility includes a covenant that restricts us from declaring or making any cash distribution or repurchasing any of our shares (with certain exceptions including in connection with tax withholding related to shares issued to employees) unless (i) prior to the delivery of financial statements for the three months ending June 30, 2022, we have at least $6.0 billion of liquidity on a pro forma basis, based on unrestricted cash, cash equivalents, short-term investments and unused capacity under this revolving credit facility and (ii) after the delivery of financial statements for the three months ending June 30, 2022, we are in compliance on a pro forma basis with the maximum leverage ratio covenant then in effect. Such restriction ends upon delivery of financial statements required for the three months ending June 30, 2023, or we have the ability to terminate this restriction earlier if we demonstrate compliance with the original maximum leverage ratio covenant in the revolving credit facility. At December 31, 2021, we were in compliance with the minimum liquidity covenant. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Performance Measurement Comparison

The following graph shows the total stockholder return through December 31, 2021 of an investment of $100 in cash on December 31, 2016 for our common stock and an investment of $100 in cash on December 31, 2016 for (i) the NASDAQ Composite Index, (ii) the Standard and Poor's 500 Index, and (iii) the Research Data Group ("RDG") Internet Composite Index. The RDG Internet Composite Index is an index of stocks representing the internet industry, including internet software and service companies and e-commerce companies. Historic stock performance is not necessarily indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each month:

Measurement Point December 31	Booking Holdings Inc.	NASDAQ Composite Index	S&P 500 Index	RDG Internet Composite

2016	100.00	100.00	100.00	100.00
2017	118.53	129.64	121.83	151.38
2018	117.49	125.96	116.49	150.63
2019	140.08	172.17	153.17	200.37
2020	151.92	249.51	181.35	312.97
2021	163.65	304.85	233.41	330.56

Issuer Purchases of Equity Securities

The following table sets forth information relating to repurchases of our equity securities during the three months ended December 31, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2021 —	—	(1)	N/A	—	$10,420,229,500	(1)
October 31, 2021	28	(2)	$2,383.02	N/A	N/A
	—
November 1, 2021 —	—	(1)	N/A	—	$10,420,229,500	(1)
November 30, 2021	998	(2)	$2,478.32	N/A	N/A

December 1, 2021 —	—	(1)	N/A	—	$10,420,229,500	(1)
December 31, 2021	757	(2)	$2,209.38	N/A	N/A
Total	1,783		$2,362.64	—	$10,420,229,500

(1)    Pursuant to a stock repurchase program announced on May 9, 2019, whereby we are authorized to repurchase up to $15.0 billion of our common stock.
(2)    Pursuant to a general authorization, not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation.

Item 6.  [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements, including the notes to those statements, and the Section entitled "Special Note Regarding Forward-Looking Statements," included elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from the results discussed in any forward-looking statements, which may be due to factors discussed in "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

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

Overview

Our mission is to make it easier for everyone to experience the world. We connect consumers who wish to make travel reservations with travel service providers around the world through our online platforms. Consumers can also use our meta-search services to easily compare travel reservation information from hundreds of online travel platforms at once. We also offer various other services to consumers and partners, such as travel-related insurance products and restaurant management services to restaurants.

    We offer these services through six primary consumer-facing brands: Booking.com, Priceline, agoda, Rentalcars.com, KAYAK, and OpenTable. We continue to increase the collaboration, cooperation, and interdependency among our brands to provide consumers with the most comprehensive services. See Note 2 to the Consolidated Financial Statements - Segment Reporting for information on our operating segments.

    The results of our business outside of the U.S. consist of the results of Booking.com, agoda, and Rentalcars.com in their entirety and the parts of the KAYAK and OpenTable businesses located outside of the U.S. This classification is independent of where the consumer resides, where the consumer is physically located while using our services, or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com (which is domiciled in the Netherlands) at a hotel in New York by a consumer in the U.S. is part of the results of our businesses outside of the U.S. In 2021, the revenues from our businesses outside of the U.S. (the substantial majority of which is generated by Booking.com through facilitating accommodation reservations) represented approximately 87% of our consolidated revenues. See Note 18 to the Consolidated Financial Statements for more geographic information.

    We derive substantially all of our revenues from enabling consumers to make travel service reservations. We also earn revenues from advertising services, restaurant reservations and restaurant management services, and various other services, such as travel-related insurance revenues.

Trends

The COVID-19 pandemic and the resulting implementation of travel restrictions by governments around the world resulted in a significant decline in travel activities and consumer demand for related services in 2020 in particular. Accommodation room nights, which include the impact of cancellations, declined rapidly as the COVID-19 pandemic spread in the first quarter of 2020 and the beginning of the second quarter of 2020. Since the beginning of the second quarter of 2020 and through 2021, accommodation room night declines versus the comparable period in 2019 have generally improved as government-imposed travel restrictions have eased, vaccines and other medical interventions have become more widespread, and consumer demand for travel has started to rebound. However, there have been periods of worsening trends due to spikes in COVID-19 cases and newly implemented travel restrictions, primarily related to new variants.

We have observed an improvement in cancellation rates since the high in April 2020, though we have seen periods of elevated cancellation rates typically coinciding with significant increases in COVID-19 cases and newly imposed restrictions. The cancellation rate in 2021 improved meaningfully when compared to 2020 but remained a few percentage points higher than in 2019. In 2021, a higher share of our room nights were booked with flexible cancellation policies, as compared to 2019 and 2020, which could result in higher than normal cancellation rates in future quarters. Increases in cancellation rates can negatively impact our marketing efficiency and we may see increased customer service costs as we did early in the COVID-19 pandemic.

In 2021, we saw an increase in the share of room nights booked for international travel (travelers booking a stay at a property located outside their own country) versus 2020, however, the share remained well below 2019 levels. Since the second quarter of 2020, the share of room nights booked for international travel has been substantially lower than 2019 levels, as government-imposed travel restrictions have generally limited international travel more than domestic travel (travelers booking a stay within their own country).

We have seen an increase in the share of room nights booked on a mobile device and an increased share of mobile app bookings in 2021 as compared to 2019 and 2020. We also see favorable repeat direct booking behavior from consumers in our apps and they allow us more opportunities to engage directly with consumers. The revenue earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay, have lower accommodation average daily rates ("ADRs"), and are not made as far in advance.

Our global ADRs increased in 2021 as compared to 2019, due in part to changes in the geographical mix of our business driven primarily by stronger room night performance in North America, which is a high ADR region, and weaker room night performance in Asia, which is a low ADR region. In addition, our global ADRs in 2021 benefited from higher ADRs in Europe and North America as compared to 2019, driven by rate increases across many destination types with notable strength in beach-oriented leisure destinations. Global ADRs in 2020 were meaningfully below 2019 ADRs due to the COVID-19 pandemic. Prior to the COVID-19 outbreak, we observed a trend of declining constant-currency accommodation ADRs partially driven by the negative impact of the changing geographical mix of our business (e.g., lower ADR regions like Asia were generally growing faster than higher ADR regions like Western Europe and North America) as well as pricing pressures within local markets from time to time. Those declining ADR trends we experienced prior to the COVID-19 pandemic resulted in and could in the future result in our gross bookings growing less than our room nights. As the travel market continues to recover from the impact of the COVID-19 pandemic, we expect travel industry ADRs generally to increase from the pandemic lows in 2020, and as a result our ADRs to increase similarly, however, the pace of recovery and improvement in industry ADRs remains highly uncertain.

Prior to the COVID-19 pandemic, we experienced many years of growth in our accommodation reservation services. We believe this growth was the result of, among other things, the broader shift of travel purchases from offline to online, the widespread adoption of mobile devices, and the growth of travel overall. We also believe this growth was the result of the continued innovation and execution by our teams around the world to increase the number and the variety of accommodations we offer consumers, increase and improve content, build distribution, and improve the consumer experience on our online platforms, as well as to consistently and effectively market our brands through performance and brand marketing efforts. As the travel market recovers from the impact of the COVID-19 pandemic, we expect to see higher than pre-COVID-19 pandemic growth rates until we return to the level of travel market demand that we observed prior to the COVID-19 pandemic, after which we expect prior trends to generally resume. However, we believe that we have an opportunity to grow the size of our business beyond pre-COVID-19 pandemic levels in both mature and less mature markets.

We are constantly innovating to grow our business by, among other things, providing a best-in-class user experience with intuitive, easy-to-use online platforms to ensure that we are meeting the needs of online consumers while aiming to exceed their expectations. As part of these ongoing efforts, we have a long-term strategy to build a more integrated offering of multiple elements of travel connected by a payment platform, which we refer to as the "Connected Trip," and we expect these efforts to increase room night growth and revenue growth over time. We may see a negative impact on our operating margins in the near term as we incur the expenses associated with Connected Trip-related investments. Further, to the extent our non-accommodation services (e.g., airline ticket reservation services) have lower margins and grow faster than our accommodation services, whether as part of the Connected Trip or otherwise, our operating margins may be negatively affected. For more information, see Part I, Item 1A, Risk Factors - "We may not be able to keep up with rapid technological or other market changes."

As part of our strategy to provide more payment options to consumers and travel service providers, increase the number and variety of accommodations available on Booking.com, and enable our long-term Connected Trip strategy, Booking.com is increasingly processing transactions on a merchant basis, where it facilitates payments from travelers for the services provided. This allows Booking.com to process transactions for travel service providers and to increase its ability to offer secure and flexible transaction terms to consumers, such as the form and timing of payment. We believe that adding these types of service offerings will benefit consumers and travel service providers, as well as our gross bookings, room night, and earnings growth rates. However, this results in additional expenses for personnel, payment processing, chargebacks (including those related to fraud), and other expenses related to these transactions, which are recorded in "Personnel" and "Sales and other expenses" in our Consolidated Statements of Operations, as well as associated incremental revenues (e.g., credit card rebates), which are recorded in "Merchant revenues." To the extent more of our business is generated on a merchant basis, we incur a greater level of these merchant-related expenses, which negatively impacts our operating margins despite increases in associated incremental revenues.

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Our marketing expenses, which are comprised of performance marketing and brand marketing expenses, declined significantly as a result of the negative impact on travel demand due to the COVID-19 pandemic. In 2021, our marketing expense increased significantly versus 2020 as a result of the improving demand environment and our own efforts to invest in marketing, but remained below 2019 levels. Our performance marketing expense, which represents a substantial majority of our marketing expense, is primarily related to the use of online search engines (primarily Google), meta-search and travel research services, and affiliate marketing to generate traffic to our platforms. Our brand marketing expense is primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook), online display advertising, and other brand marketing. Total marketing expenses were $3.8 billion, $2.2 billion, and $5.0 billion for the years ended December 31, 2021, 2020, and 2019, respectively.

Marketing efficiency, expressed as marketing expense as a percentage of gross bookings, and performance marketing returns on investment ("ROIs") are impacted by a number of factors that are subject to variability and are in some cases outside of our control, including ADRs, costs per click, cancellation rates, foreign currency exchange rates, our ability to convert paid traffic to booking customers, and the timing and effectiveness of our brand marketing campaigns. Marketing efficiency can also be impacted by the extent to which consumers come directly to our platforms for bookings. In 2021, the share of room nights booked by consumers coming directly to our platforms increased as compared to 2020 and 2019, which benefits marketing efficiency.

In recent years, we observed periods of stable or increasing ROIs. In 2021, ROIs were about in line with 2019 levels and increased versus 2020 when ROIs were negatively impacted by a significant increase in cancellation rates early in the COVID-19 pandemic. We expect volatility in our ROIs as the pandemic continues to affect travel, and that ROIs could be negatively impacted in the future by increased levels of competition and other factors. When evaluating our performance marketing spend, we typically consider several factors for each channel, such as the customer experience on the advertising platform, the incremental traffic we receive, and the anticipated repeat rate from a particular platform. See Part I, Item 1A, Risk Factors - "We rely on marketing channels to generate a significant amount of traffic to our platforms and grow our business." and "Our business could be negatively affected by changes in online search and meta-search algorithms and dynamics or traffic-generating arrangements."

Historically, our growth has primarily been generated by the worldwide accommodation reservation business of our most significant brand, Booking.com, due in part to the availability of a large number of properties through Booking.com. Booking.com included approximately 2.4 million properties on its website at December 31, 2021, consisting of over 400,000 hotels, motels, and resorts, and over 1.9 million homes, apartments, and other unique places to stay, all of which were about in line with the number of properties on its website at December 31, 2020. Booking.com categorizes properties listed on its website as either (a) hotels, motels, and resorts, which groups together more traditional accommodation types (including hostels and inns), or (b) homes, apartments, and other unique places to stay, also referred to as alternative accommodations, which encompasses all other types of accommodations, including bed and breakfasts, villas, apart-hotels, and beyond. We intend to continue to improve the accommodation choices available for reservation on our platforms but the number of accommodations on our platforms may vary in part as a result of removing or adding accommodations from time to time.

The share of Booking.com’s room nights booked for alternative accommodation properties in 2021 was about 29%, which was about the same as the share of room nights in 2019 and down slightly from 2020. Prior to the pandemic, we observed an overall longer-term trend of an increasing share of room nights booked for alternative accommodation properties as consumer demand for these types of properties has grown, and as we have increased the number and variety of alternative accommodation properties available to consumers on Booking.com. We may experience lower profit margins due to certain additional costs, such as increased customer service costs, related to offering alternative accommodations on our platforms. As our alternative accommodation business has grown, these different characteristics have negatively impacted our profit margins and this trend may continue.

Although we believe that providing an extensive collection of properties, excellent customer service, and an intuitive, easy-to-use consumer experience are important factors influencing a consumer's decision to make a reservation, for many consumers, particularly in certain markets, the price of the travel service is the primary factor determining whether a consumer will book a reservation. Discounting and couponing coupled with a high degree of consumer shopping behavior is particularly common in Asian markets. In some cases, our competitors are willing to make little or no profit on a transaction, or offer travel services at a loss, in order to gain market share. As a result, it is increasingly important to offer travel services, such as accommodation reservations, at a competitive price, whether through discounts, coupons, closed-user group rates or loyalty programs, increased flexibility in cancellation policies, or otherwise. These initiatives have resulted and in the future may result in lower ADRs and lower revenue as a percentage of gross bookings.

Many taxing authorities are increasingly focused on ways to increase tax revenues and have targeted large multinational technology companies in these efforts. As a result, many countries and some U.S. states have implemented or are considering the adoption of a digital services tax or similar tax that imposes a tax on revenue earned from digital advertisements or the use of online platforms, even when there is no physical presence in the jurisdiction. Currently, rates for this tax range from 1.5% to 10% of revenue deemed generated in the jurisdiction. The digital services taxes currently in effect, which we record in "General and administrative" expense in the Consolidated Statements of Operations, have negatively impacted our results of operations. While the Organisation for Economic Co-operation and Development has been working on multinational tax changes that could require all member parties to remove all digital services taxes, the timing and details are not yet known. For more information, see Part I, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities."

Many national governments have conducted or are conducting investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. Some countries have adopted or proposed legislation that could also affect business practices within the online travel industry. For example, France, Italy, Belgium, and Austria have passed legislation prohibiting parity contract clauses in their entirety. Also, a number of governments are investigating or conducting information-gathering exercises with respect to compliance by online travel companies ("OTCs") with consumer protection laws, including practices related to the display of search results and search ranking algorithms, claims regarding discounts, disclosure of charges and availability, and similar messaging. In December 2020, the European Commission proposed the Digital Markets Act and the Digital Services Act, which are expected to give regulators more instruments to investigate digital businesses and impose new rules on certain digital platforms if they are determined to be "gatekeepers." The proposed legislation is not final and it is not known what the laws will look like in their final forms. If regulators were to determine that we are a gatekeeper under the proposed legislation, we could be subject to additional rules and regulations not applicable to all our competitors and our business could be harmed. For more information on these matters and their potential effects on our business, see Note 16 to our Consolidated Financial Statements and Part I, Item 1A, Risk Factors - "Our business is subject to various competition, consumer protection, and online commerce laws, rules, and regulations around the world, and as the size of our business grows, scrutiny of our business by legislators and regulators in these areas may intensify." In general, increased regulatory focus on online businesses, including online travel businesses like ours, could result in increased compliance costs or otherwise adversely affect our business.

Our businesses outside of the U.S. represent a substantial majority of our financial results, but because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S. are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. As a result, both the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses, and net income as expressed in U.S. Dollars are affected by foreign currency exchange rate changes. For example, total revenues from our businesses outside of the U.S. increased by 58% in 2021 as compared to 2020, but without the impact of changes in foreign currency exchange rates, increased year-over-year on a constant-currency basis by approximately 57%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. We designate certain portions of the aggregate principal value of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. Foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Other income (expense), net" in the Consolidated Statements of Operations (see Note 12 to our Consolidated Financial Statements). Such foreign currency transaction gains or losses are dependent on the amount of net assets of the Euro functional currency subsidiaries, the amount of the Euro-denominated debt that is designated as a hedge, and fluctuations in foreign currency exchange rates. For more information, see Part I, Item 1A, Risk Factors - "We are exposed to fluctuations in foreign currency exchange rates."

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

Outlook

In December 2021, the spread of the Omicron variant and renewed travel restrictions in certain markets contributed to a 35% decline in room nights relative to December 2019. In January 2022, we saw room nights decline about 22% relative to January 2019, and in the first half of February 2022 room nights were about in line with the first half of February 2019, in each case primarily driven by improving room night trends in Europe. Given these rapid changes, particularly during the last six weeks, we cannot accurately predict the number of room nights that will be booked in the first quarter of 2022. Following from the above, for the first quarter of 2022 we currently expect:
•the change in gross bookings relative to the first quarter of 2019 will be several percentage points better than the change in room nights for the same period primarily due to an increase in accommodation ADRs;
•revenues as a percentage of gross bookings will be lower than it was in the first quarter of 2019; and
•we will have an operating profit in the first quarter of 2022.

Seasonality and Other Timing Factors

Prior to the COVID-19 pandemic, our gross bookings were generally similar in the first three quarters of the year and higher than in the fourth quarter. We generally recognize our marketing activities as the expense is incurred, which is typically in the quarter when the gross bookings for the associated reservations are recognized. However, we would generally recognize revenue from these bookings when the travel begins (at "check-in"), and accommodation check-ins in Europe and North America are generally highest in the third quarter during those regions’ peak summer travel season and lowest in the first quarter. As a result of this timing difference between when we record marketing expense and when we generally recognize associated revenue, we typically experience our highest levels of profitability in the third quarter and our lowest level of profitability in the first quarter. In addition to the typical seasonality effects on our business, our quarterly results and quarterly year-over-year growth rates can be impacted by:

•The length of the booking window (the average time between the booking of a travel reservation and when the travel begins), which impacts the relationship between our gross bookings (recognized at the time of booking) and our revenues (recognized at the time of check-in);

•The level of acceleration or deceleration in the gross bookings growth rate. For example, our operating margins are typically negatively impacted in the near term from gross bookings and related variable marketing expense growth acceleration, as revenue growth is typically less impacted by accelerating gross bookings growth in the near term. Any such acceleration would positively impact revenue growth in subsequent periods as a portion of the revenue recognized from such gross bookings will occur in future quarters. Conversely, in periods where our gross bookings growth rate substantially decelerates, our operating margins typically benefit; and

•The date on which certain holidays (e.g., Easter and Ramadan) fall.

The COVID-19 pandemic impacted the booking window and seasonality of our business in 2020 and 2021. For example, in 2021 we saw a contraction of the booking window as an increased percentage of bookings were made for travel that was to occur close to the time of booking. It is difficult to accurately predict travel patterns given the COVID-19 pandemic, and we may not experience typical seasonality effects on our business throughout the duration of the pandemic, and potentially for some time thereafter. As the travel market recovers from the impact of the COVID-19 pandemic, we expect to see periods of gross bookings growth rate acceleration, which will likely result in periods where our operating margins are negatively impacted due to the timing difference of when marketing expense is recorded and when revenue is recognized.

Other Factors

We believe that our future success depends in large part on our ability to continue to profitably grow our brands worldwide, and, over time, to offer other travel and travel-related services. Factors beyond our control, such as terrorist attacks, extreme weather or natural disasters, travel-related health concerns including pandemics and epidemics such as COVID-19, wars and regional hostilities, travel-related accidents, or increased focus on the environmental impact of travel, can disrupt travel, limit the ability or willingness of travelers to visit certain locations, or otherwise result in declines in travel demand, negatively affecting our business and results of operations. See Part I, Item 1A, Risk Factors - "The COVID-19 pandemic has materially adversely affected, and may further adversely impact, our business and financial performance." and "Declines or disruptions in the travel industry could adversely affect our business and financial performance."

The extent of the effects of the COVID-19 pandemic on our business, results of operations, cash flows and growth prospects is highly uncertain and will ultimately depend on future developments. While we have seen signs of a recovery in travel demand in most parts of the world, we continue to expect that our business will be adversely impacted by surges of COVID-19 case counts, including those driven by variants of COVID-19, as well as any government-imposed travel restrictions in reaction to COVID-19 outbreaks, which could remain a risk for an extended period of time. Over the long term, we intend to continue to invest in marketing and promotion, technology, and personnel within parameters consistent with attempts to improve long-term operating results, even if those expenditures create pressure on operating margins. In recent years, we have experienced pressure on operating margins as we invested in initiatives to drive future growth. We also intend to broaden the scope of our business, including exploring strategic alternatives such as acquisitions.

The competition for technology talent in our industry has intensified, including among established technology companies, startups, and companies transitioning to digital. The competition for talent is exacerbated by an increased willingness of certain companies to offer flexible and remote working policies, which expands the pool of candidates from which our competitors may attract talent. This could continue in the future due to an actual or perceived slower pace of recovery of the travel industry as a result of the COVID-19 pandemic than other industries and other factors beyond our control. As a result of the highly competitive labor market, our personnel expenses to attract and retain key talent are increasing, which may adversely affect our results of operations. See Part I, Item 1A, Risk Factors - "We rely on the performance of highly skilled employees; and, if we are unable to retain or motivate key employees or attract, retain, and motivate well-qualified employees, our business would be harmed."

Critical Accounting Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Our significant accounting policies and estimates are more fully described in Note 2 to our Consolidated Financial Statements. Certain of our accounting estimates are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates and we evaluate our estimates on an ongoing basis. Estimates are based on historical experience, terms of existing contracts, our observance of trends in the travel industry, and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. Matters that involve significant estimates and judgments of management include the following:

Valuation of Goodwill and other Long-lived Assets

The application of the acquisition method of accounting for business combinations requires the use of significant estimates and assumptions to determine the fair value of the assets acquired and liabilities assumed. Our estimates of the fair value are based upon assumptions that we believe are reasonable. When we deem appropriate, we utilize assistance from third-party valuation firms. The consideration transferred is allocated to the assets acquired and liabilities assumed based on their respective fair values at the acquisition date. The excess of the consideration transferred over the net of the amounts allocated to the identifiable assets acquired and liabilities assumed is recognized as goodwill. Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination.

A substantial portion of our intangible assets and goodwill relates to the acquisitions of OpenTable, KAYAK, and Getaroom. See Note 19 to our Consolidated Financial Statements for further information related to the acquisition of Getaroom in December 2021.

We review long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The assessment of possible impairment is based upon the ability to recover the carrying value of the assets from the estimated undiscounted future net cash flows, before interest and taxes, of the related asset group. As of December 31, 2021, no impairment indicators were identified for our long-lived assets.

We test goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test goodwill at a reporting unit level and our annual goodwill impairment tests are performed as of September 30. As of September 30, 2021, we performed our annual goodwill impairment test and concluded that there was no impairment of goodwill. No additional impairment indicators were identified as of December 31, 2021.

2020 Interim Goodwill Impairment Test

Due to the significant and negative financial impact of the COVID-19 pandemic (see Note 2 to our Consolidated Financial Statements), we performed an interim period goodwill impairment test at March 31, 2020 and recognized a goodwill impairment charge of $489 million related to the OpenTable and KAYAK reporting unit for the three months ended March 31, 2020, which is not tax-deductible, resulting in an adjusted carrying value of goodwill for OpenTable and KAYAK of $1.5 billion at March 31, 2020. The goodwill impairment was primarily driven by a significant reduction in the forecasted near-term cash flows of OpenTable and KAYAK as well as the significant decline in comparable companies' market values as a result of the COVID-19 pandemic.

The estimated fair value of OpenTable and KAYAK was determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and a market approach (applying the recent decline in enterprise values of comparable publicly-traded companies to the recently calculated fair value for OpenTable and KAYAK as well as applying comparable company multiples).

The income approach estimates fair value utilizing long-term growth rates and discount rates applied to the cash flow projections. In the cash flow projections, we assumed at the time that OpenTable and KAYAK would experience a significant decline in near-term cash flows with a recovery to 2019 levels of financial performance (including profitability) occurring in 2023. The shape and timing of the recovery was a key assumption in our fair value calculation (both in the income and market approaches).

2020 Annual Goodwill Impairment Test

As of September 30, 2020, we performed our annual goodwill impairment test and recognized a goodwill impairment charge of $573 million for the OpenTable and KAYAK reporting unit for the three months ended September 30, 2020, which is not tax-deductible, resulting in an adjusted carrying value of goodwill for OpenTable and KAYAK of $1.0 billion at September 30, 2020. The goodwill impairment was primarily driven by a significant reduction in the forecasted cash flows of OpenTable and KAYAK, reflecting a longer assumed recovery period to 2019 levels of profitability, mainly due to the continued material adverse impact of the COVID-19 pandemic, including its impact on the flight vertical at KAYAK, and the lowered outlook for monetization opportunities in restaurant reservation services.

The estimated fair value of OpenTable and KAYAK was determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and a market approach (applying comparable company multiples).

The income approach estimates fair value utilizing long-term growth rates and discount rates applied to the cash flow projections. The income approach, applied as of September 30, 2020, reflected a reduction in the forecasted cash flows of OpenTable and KAYAK and a longer assumed recovery period to 2019 levels of profitability, driven primarily by a lowered outlook for monetization opportunities in restaurant reservation services and slower than previously expected recovery trends for airline travel, which is a key vertical for KAYAK. For the interim goodwill impairment test at March 31, 2020, we expected a recovery to 2019 levels of financial performance occurring in 2023 for OpenTable and KAYAK. Based on our evaluation of all relevant information available as of September 30, 2020 for the annual goodwill impairment test, we expected at the time that OpenTable and KAYAK would not return to the 2019 level of profitability within five years from that date, and that it was uncertain whether the shape of the recovery would ultimately match our expectations. An increase or decrease of one percentage point to the profitability growth rates used in the cash flow projections would have resulted in an increase or decrease of approximately $100 million to the estimated fair value of OpenTable and KAYAK as of September 30, 2020. The discount rate is determined based on the reporting unit’s estimated weighted-average cost of capital and adjusted to reflect the risks inherent in its cash flows, which requires significant judgments. The discount rate used for the annual goodwill impairment test as of September 30, 2020 was higher than the discount rate used for the interim goodwill impairment test as of March 31, 2020. If the discount rate used in the income approach increases or decreases by 0.5%, the impact to the estimated fair value of OpenTable and KAYAK, at September 30, 2020, would have ranged from a decrease of approximately $65 million to an increase of approximately $70 million.

The estimation of fair values of our reporting units reflect numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding each reporting unit’s expected growth rates and operating margin, expected length and severity of the impact from the COVID-19 pandemic, the shape and timing of the subsequent recovery and the competitive environment, as well as other key assumptions with respect to matters outside of our control, such as discount rates and market comparables. It requires significant judgments and estimates and actual results could be materially different than the judgments and estimates used to estimate fair value. Future events and changing market conditions may lead us to re-evaluate the assumptions used to estimate the fair values of our reporting units, particularly the assumptions related to the length and severity of the COVID-19 pandemic and the shape and timing of the subsequent recovery, which may result in a need to recognize additional goodwill impairment charges that could have a material adverse effect on our results of operations.

Valuation of Investments in Private Companies

See Note 5 to our Consolidated Financial Statements for additional information related to the investments in private companies. See Note 6 to our Consolidated Financial Statements for additional information on fair value measurements, including the three levels of inputs to measure fair value. When inputs that are observable, either directly or indirectly (observable market data), is available at the measurement date and is not significantly adjusted using unobservable inputs, the observable inputs would be classified as Level 2 inputs. When little or no market data is available, the fair value of these investments are measured using unobservable inputs ("Level 3 inputs").

As of December 31, 2020, our investments measured using Level 3 inputs primarily consisted of preferred stock investments in privately-held companies that were classified as either debt securities or equity securities without readily determinable fair values. Fair values of privately held securities are estimated using a variety of valuation methodologies, including both market and income approaches. We have used valuation techniques appropriate for the type of investment and the information available about the investee as of the valuation date to determine fair value. Recent financing transactions in the investee, such as new investments in preferred stock, are generally considered the best indication of the enterprise value and therefore used as a basis to estimate fair value. However, based on a number of factors, such as the proximity in timing to the valuation date or the volume or other terms of these financing transactions, we may also use other valuation techniques to supplement this data, including the income approach. In addition, an option-pricing model ("OPM") is utilized to allocate value to the various classes of securities of the investee, including the class owned by us. The model includes assumptions around the investees’ expected time to liquidity and volatility.

Our investment in preferred shares of Grab Holdings Inc., which was classified as debt securities for accounting purposes at December 31, 2020, had an aggregate estimated fair value of $200 million at December 31, 2020. We measured this investment using Level 3 inputs and management's estimates that incorporated the current market participant expectations of future cash flows considered alongside recent financing transactions of the investee and other relevant information. In December 2021, pursuant to a business combination transaction involving Grab Holdings Inc., Grab Holdings Limited (“Grab”) and Altimeter Growth Corp. (the "Grab Transaction"), the preferred shares were converted to Class A ordinary shares of Grab and such ordinary shares began publicly trading on the NASDAQ Stock Market. As a result, the Company's investment was classified as equity securities with readily determinable fair values (see Note 5 to our Consolidated Financial Statements). At December 31, 2021, the investment had a fair value of $301 million.

For our investment in the equity securities of DiDi Global Inc. ("DiDi"), considering the impact of the COVID-19 pandemic (see Note 2 to our Consolidated Financial Statements), we performed an impairment analysis as of March 31, 2020 that resulted in an adjusted carrying value of $400 million at each of March 31, 2020 and December 31, 2020. As a result of DiDi's initial public offering in June 2021, we reclassified our DiDi investment as equity securities with readily determinable fair values. At December 31, 2021, the investment had a fair value of $195 million.

We had $51 million invested in Yanolja Co., Ltd. ("Yanolja") at December 31, 2021 and 2020. In July 2021, Yanolja announced a new round of funding into the company. The new round of funding and certain other transactions in the equity securities of Yanolja were completed in October 2021. As a result of these observable transactions, we recorded an unrealized gain of $255 million in "Other income (expense), net" in the Consolidated Statement of Operations for the year ended December 31, 2021 that resulted in an adjusted carrying value of $306 million at December 31, 2021 (see Note 5 to our Consolidated Financial Statements).

The determination of the fair values of investments in private companies, where we are a minority shareholder and have access to limited information from the investee, reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding the investee’s expected growth rates and operating margin, expected length and severity of the impact of the COVID-19 pandemic on the investee and the shape and timing of the subsequent recovery, as well as other key assumptions with respect to matters outside of our control, such as discount rates and market comparables. It requires significant judgments and estimates and actual results could be materially different than those judgments and estimates utilized in the fair value estimate. Future events and changing market conditions may lead us to re-evaluate the assumptions reflected in our valuation, particularly the assumptions related to the length and severity of the COVID-19 pandemic and the shape and timing of the recovery and the overall impact on the investee’s business, which may result in a need to recognize an additional impairment charge that could have a material adverse effect on our results of operations.

Income Taxes

We determine our tax expense based on our income and statutory tax rates applicable in the various jurisdictions in which we operate. Due to the complex nature of tax legislation and frequent changes with such associated legislation, significant judgment is required in computing our tax expense and determining our tax positions. The U.S. Tax Cuts and Jobs Act (the "Tax Act") enacted in December 2017 made significant changes to U.S. federal tax law, including a one-time deemed repatriation tax imposed on accumulated unremitted international earnings, to be paid over eight years. We do not intend to indefinitely reinvest our international earnings that were subject to U.S. taxation pursuant to the mandatory deemed repatriation or subject to U.S. taxation as global intangible low-taxed income ("GILTI").

We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of temporary differences, and tax planning strategies and record valuation allowances as required.

We are subject to ongoing tax examinations and assessments in various jurisdictions. We have been audited in many jurisdictions and from time to time face challenges regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions that we have taken on our tax returns. Although we believe that our tax filing positions are reasonable and comply with applicable law, we regularly review our tax filing positions, especially in light of tax law or business practice changes, and we may change our positions or determine that previous positions should be amended, either of which could result in additional tax liabilities. The final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals.

The evaluation of tax positions and recognition of income tax benefits require significant judgement and we consult with external tax and legal counsel as appropriate. We consider the technical merits of our tax positions along with the applicable tax statutes, related interpretations and precedents, and our expectation of the outcome of proceedings (or negotiations) with tax authorities. We recognize liabilities when we believe that uncertain positions may not be fully sustained upon audit by the tax authorities, including any related appeals or litigation processes. Liabilities recognized for uncertain tax positions are based on a two-step approach for recognition and measurement. First, we evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained based on its technical merits. Second, we measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Interest and penalties attributable to uncertain tax positions, if any, are recognized as a component of income tax expense. The tax benefits ultimately realized by us may be different than what is recorded in the financial statements due to future events such as our settling the matter with the tax authorities and our success in sustaining our tax positions.

See Notes 15 and 16 to our Consolidated Financial Statements for further information.

Contingencies

Loss contingencies (other than income tax-related contingencies disclosed above) arise from actual or possible claims and assessments and pending or threatened litigation that may be brought against us by individuals, governments, or other entities. Based on our assessment of loss contingencies at each balance sheet date, a loss is recorded in the financial statements if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. If the amount of the loss cannot be reasonably estimated, we disclose information about the contingency in the financial statements. We also disclose information in our financial statements about reasonably possible loss contingencies.

The determination of whether a loss is probable and whether the amount of the loss can be reasonably estimated requires significant judgment and evaluation of all the underlying facts and circumstances, including judgments about the potential actions of third-party claimants, regulatory authorities, and courts. Claims, assessments, and litigations involve significant uncertainties such as the complexity of the facts, the legal theories involved, the nature of the claims, the judgment of the courts, the applicable methodology for determining potential damages, and, in the case of class actions, whether a class action can be certified and the extent to which members of a class would or would not file a claim.

On a quarterly basis, we update our analysis and estimates considering all available information, including the impact of negotiations, settlements, rulings, and advice of legal counsel. Changes in our assessment of whether a loss is probable, our estimate of the loss, or our determination of whether the amount of loss can be reasonably estimated could have a material impact on our results of operations and financial position. Changes in our assumptions regarding a particular matter or the effectiveness of our strategies related to legal and other proceedings could also have a material impact on our results of operations and financial position. For all loss contingencies, until a matter is finally resolved, there may be an exposure to loss in excess of the liability accrued for the matter and such amounts could be material.

See Note 16 to our Consolidated Financial Statements for further information.

Recent Accounting Pronouncements - See Note 2 to our Consolidated Financial Statements for details, which is incorporated into this Item 7 by reference thereto.

Results of Operations

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

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

Operating and Statistical Metrics

Our financial results are driven by certain operating metrics that encompass the booking and other business activity generated by our travel and travel-related services. Specifically, reservations of room nights, rental car days, and airline tickets capture the volume of units booked through our OTC brands by our travel reservation services customers. Gross bookings is an operating and statistical metric that captures the total dollar value, generally inclusive of taxes and fees, of all travel services booked through our OTC brands by our customers, net of cancellations, and is widely used in the travel business. Our non-OTC brands (KAYAK and OpenTable) have different business metrics from those of our OTC brands, so search queries through KAYAK and restaurant reservations through OpenTable do not contribute to our gross bookings.

Room nights, rental car days, and airline tickets reserved through our services for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2021	2020
Room nights	591	355	66.4%
Rental car days	47	31	53.5%
Airline tickets	15	6	159.6%

Room nights, rental car days, and airline tickets reserved through our services increased significantly in 2021 compared to 2020 due primarily to the significant improvement in travel demand trends since the second quarter of 2020, which was severely impacted by the COVID-19 pandemic. The year-over-year increase in airline tickets in 2021 was also driven by strong execution and growth at Priceline, which operates primarily in the U.S. domestic travel market, a market that has recovered significantly faster than the global travel market from the impact of the COVID-19 pandemic, and to a lesser extent by strong growth at Booking.com, which had a relatively small amount of airline tickets booked in 2020.

Gross bookings resulting from reservations of room nights, rental car days, and airline tickets made through our agency and merchant categories for the years ended December 31, 2021 and 2020 were as follows (numbers may not total due to rounding):

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2021	2020
Agency gross bookings	$50,741	$24,475	107.3%
Merchant gross bookings	25,845	10,920	136.7%
Total gross bookings	$76,586	$35,395	116.4%

Agency gross bookings are derived from travel-related transactions where we do not facilitate payments from travelers for the services provided, while merchant gross bookings are derived from services where we facilitate payments. Agency and merchant gross bookings increased in 2021 compared to 2020 due primarily to the significant improvement in travel demand trends since the second quarter of 2020, which was severely impacted by the COVID-19 pandemic. Merchant gross bookings increased more than agency gross bookings in 2021 compared to 2020 due to the expansion of merchant accommodation reservation services at Booking.com.

Gross bookings increased in 2021 compared to 2020 due primarily to the increase in room nights, accommodation ADRs of approximately 25%, on a constant-currency basis, and the positive impact of foreign exchange rate fluctuations. Gross bookings resulting from reservations of rental car days and airline tickets also increased due to higher unit growth for both services.

Revenues

Online travel reservation services

Substantially all of our revenues are generated by providing online travel reservation services, which facilitate online travel purchases between travel service providers and travelers.

Revenues from online travel reservation services are classified into two categories:

•Agency. Agency revenues are derived from travel-related transactions where we do not facilitate payments from travelers for the services provided. Agency revenues consist almost entirely of travel reservation commissions from our accommodation, rental car, and airline reservation services. Substantially all of our agency revenue is from Booking.com agency accommodation reservations.

•Merchant. Merchant revenues are derived from travel-related transactions where we facilitate payments from travelers for the services provided, generally at the time of booking. Merchant revenues are derived from transactions where travelers book accommodation, rental car, and airline reservations. Merchant revenues include:

◦travel reservation commissions and transaction net revenues (i.e., the amount charged to travelers less the amount owed to travel service providers) in connection with our merchant reservation services;

◦credit card processing rebates and customer processing fees; and

◦ancillary fees, including travel-related insurance revenues.

Advertising and other revenues

Advertising and other revenues are derived primarily from:

•revenues earned by KAYAK for (a) sending referrals to OTCs and travel service providers and (b) advertising placements on its platforms; and

•revenues earned by OpenTable for (a) restaurant reservation services (fees paid by restaurants for diners seated through OpenTable's online reservation service) and (b) subscription fees for restaurant management services.

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2021	2020
Agency revenues	$6,663	$4,314	54.5%
Merchant revenues	3,696	2,117	74.6%
Advertising and other revenues	599	365	63.8%
Total revenues	$10,958	$6,796	61.2%

Agency and merchant revenues increased in 2021 compared to 2020 due primarily to the significant improvement in travel demand trends since the second quarter of 2020, which was severely impacted by the COVID-19 pandemic. Merchant revenues in 2021 increased more year-over-year than agency revenues due to the expansion of merchant accommodation reservation services at Booking.com.

Advertising and other revenues increased in 2021 compared to 2020 due primarily to the significant improvement in travel and restaurant demand trends since the second quarter of 2020, which was severely impacted by the COVID-19 pandemic. In addition, since the second quarter of 2021 our advertising and other revenues benefited from fees payable by restaurants for diners seated through OpenTable's online reservation service and subscription fees for restaurant management services, as the program that waived those fees ended in March 2021.

Total revenues as a percentage of gross bookings was 14.3% in 2021 compared to 19.2% in 2020. In 2021, revenues as a percentage of gross bookings was negatively impacted by the timing of booking versus travel as a lower amount of gross bookings made in 2020 were related to travel in 2021 than gross bookings made in 2021 related to expected travel in 2022, which is when we expect to recognize the associated revenue. In addition, in 2020, revenues as a percentage of gross bookings was positively impacted by timing of booking versus travel as revenue benefited from travel earlier in the year before the COVID-19 pandemic, while gross bookings were more negatively impacted by a significant increase in cancellations in March and April 2020.

Our businesses outside of the U.S. accounted for approximately $9.5 billion of our total revenues in 2021, a 58% increase compared to 2020. Total revenues attributable to our U.S. businesses increased 83% in 2021 compared to 2020. Revenues attributable to our U.S. businesses in 2021 increased more year-over-year than our businesses outside of the U.S. due mainly to growth at Priceline, which operates primarily in the U.S. domestic travel market, a market that has recovered significantly faster than the global travel market from the impact of the COVID-19 pandemic.

Operating Expenses

Marketing expenses

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2021	2020
Marketing expenses	$3,801	$2,179	74.5%
% of Total gross bookings	5.0%	6.2%
% of Total revenues	34.7%	32.1%

Marketing expenses consist primarily of the costs of:
•search engine keyword purchases;
•referrals from meta-search and travel research websites;
•affiliate programs;
•offline and online brand marketing; and
•other performance-based marketing and incentives.

We adjust our marketing spend based on our growth and profitability objectives, as well as the travel demand and expected ROIs in our marketing channels. We rely on our marketing channels to generate a significant amount of traffic to our websites. In 2021, our marketing expense, which is substantially variable in nature, increased significantly compared to 2020, due primarily to the improvement in travel demand trends since the second quarter of 2020, which was severely impacted by the COVID-19 pandemic. Marketing expenses as a percentage of total gross bookings decreased in 2021 compared to 2020 due to year-over-year increases in performance marketing ROIs and favorable changes in the share of traffic by channel in 2021.

Sales and Other Expenses

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2021	2020
Sales and other expenses	$881	$755	16.5%
% of Total revenues	8.0%	11.1%

Sales and other expenses consist primarily of:
•credit card and other payment processing fees associated with merchant transactions;
•fees paid to third parties that provide call center, website content translations, and other services;
•chargeback provisions and fraud prevention expenses associated with merchant transactions;
•customer relations costs; and
•provisions for expected credit losses, primarily related to accommodation commission receivables and prepayments to certain customers.

In 2021, sales and other expenses, which are substantially variable in nature, increased compared to 2020 due primarily to an increase in merchant transaction costs of $215 million and an increase in outsourced call center costs of $100 million. Merchant transactions increased in 2021 compared to 2020 due to the significant improvement in travel demand trends since the second quarter of 2020 and the expansion of merchant accommodation reservation services at Booking.com. The increase in merchant transaction and outsourced call center costs were partially offset by a decrease in expected credit loss expenses of $176 million in 2021 as we substantially increased our provision for expected credit losses in the first quarter of 2020 due to the COVID-19 pandemic.

Personnel

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2021	2020
Personnel	$2,314	$1,944	19.0%
% of Total revenues	21.1%	28.6%

Personnel expenses consist primarily of:
•salaries;
•stock-based compensation;
•bonuses;
•payroll taxes; and
•employee health and other benefits.

Personnel expenses excluding stock-based compensation expense increased 14% in 2021 compared to 2020 due to $136 million of expense in 2021 for the return of government assistance received through various government aid programs, a $126 million benefit from government grants and other assistance recognized in 2020, and a $124 million higher bonus expense accrual, partially offset by $127 million lower salary expenses.

Certain governments passed legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief, or other financial aid. We participated in several of these programs, including the Netherlands' wage subsidy program and the United Kingdom's job retention scheme. In 2021, we voluntarily returned assistance received through various government aid programs and we recorded the $136 million in expense mentioned above to reflect the return of such assistance.

In response to the reduction in our business volumes as a result of the impact of the COVID-19 pandemic, during 2020 we took actions at all of our brands to reduce the size of our workforce to optimize efficiency and reduce costs, which resulted in annualized personnel cost savings relative to our personnel expense run rate at the end of the first quarter of 2020 of approximately $370 million. Headcount was flat year-over-year at 20,300 as of December 31, 2021, but given the timing of our restructuring actions in the second half of 2020, the average headcount for 2021 decreased about 20% compared to 2020.

Stock-based compensation expense was $370 million in 2021 compared to $233 million in 2020. The increase in stock-based compensation expense in 2021 was impacted by a reduction in stock-based compensation expense of $73 million recorded in the first quarter of 2020 as a result of reduced financial performance driven by the COVID-19 pandemic, as well as the modification of certain awards during the first quarter of 2021.

General and Administrative

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2021	2020
General and administrative	$620	$581	6.6%
% of Total revenues	5.7%	8.6%

General and administrative expenses consist primarily of:
•occupancy and office expenses;

•fees for outside professionals;
•indirect taxes such as travel transaction taxes and digital services taxes; and
•personnel-related expenses such as travel, relocation, recruiting, and training expenses.

General and administrative expenses increased in 2021 compared to 2020 due to higher fees for professional services, as well as higher indirect taxes driven by the improvement in revenue. These year-over-year increases were partially offset by the comparison to a higher level of personnel-related expenses, such as travel and entertainment costs, and occupancy and office expenses in the first quarter of 2020, prior to the onset of the COVID-19 pandemic.

Information Technology

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2021	2020
Information technology	$412	$299	37.6%
% of Total revenues	3.8%	4.4%

Information technology expenses consist primarily of:
•software license and system maintenance fees;
•outsourced data center and cloud computing costs;
•payments to contractors; and
•data communications and other expenses associated with operating our services.

Information technology expenses increased in 2021 compared to 2020 due to increased payments to contractors and software license fees, some of which relate to cybersecurity and data privacy.

Depreciation and Amortization

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2021	2020
Depreciation and amortization	$421	$458	(7.9)%
% of Total revenues	3.8%	6.7%

Depreciation and amortization expenses consist of:
•amortization of intangible assets with determinable lives;
•amortization of internally-developed and purchased software;
•depreciation of computer equipment; and
•depreciation of leasehold improvements, furniture and fixtures, and office equipment.

Depreciation and amortization expenses decreased in 2021 compared to 2020 due to decreased depreciation of computer equipment, partially offset by increased internally-developed software amortization expense.

Restructuring and Other Exit Costs

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2021	2020
Restructuring and other exit costs	$13	$149	(91.1)%
% of Total revenues	0.1%	2.2%

Restructuring and other exit costs principally relate to the restructuring charges as a result of restructuring actions taken in response to the impact of the COVID-19 pandemic on our business. Restructuring and other exit costs decreased in 2021 compared to 2020 as these restructuring activities substantially concluded as of December 31, 2020. These restructuring charges are primarily related to employee severance and other termination benefits at Booking.com (see Note 20 to the Consolidated Financial Statements).

Impairment of Goodwill

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2021	2020
Impairment of Goodwill	$—	$1,062	N/A
% of Total revenues	N/A	15.6%

During 2020, we recorded goodwill impairment charges related to OpenTable and KAYAK, which are not tax-deductible, of $1.1 billion (see Note 11 to our Consolidated Financial Statements and Critical Accounting Estimates included in this Management's Discussion and Analysis of Financial Condition and Results of Operations).

Interest expense

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2021	2020
Interest expense	$(334)	$(356)	(6.1)%

Interest expense decreased for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the issuance of senior notes with lower interest rates in March 2021 and the redemption of senior notes with higher interest rates in April 2021, the maturity in June 2020 and September 2021 of our convertible senior notes, partially offset by higher interest expenses associated with our outstanding senior notes and convertible senior note issued in April 2020.

Other income (expense), net

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2021	2020
Other income (expense), net	$(697)	$1,554	(144.8)%

The following table sets forth the breakdown of "Other income (expense), net" for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	(in millions)
	2021	2020
Interest and dividend income	$16	$54
Net (losses) gains on equity securities	(569)	1,813
Impairment of investment	—	(100)
Foreign currency transaction gains (losses)	111	(207)
Loss on early extinguishment of debt	(242)	—
Other	(13)	(6)
Other income (expense), net	$(697)	$1,554

Interest and dividend income decreased for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to lower yields as well as the change in the mix of investments with increased usage of investments classified as cash equivalents.

Net losses on equity securities for the year ended December 31, 2021 are primarily related to the losses on our equity investments in Meituan and DiDi, partially offset by gains on our equity investments in Grab and Yanolja. Net gains on equity securities for the year ended December 31, 2020 are principally related to the gains on our equity investment in Meituan (see Note 5 to our Consolidated Financial Statements for additional information).

Impairment of investment for the year ended December 31, 2020 related to our investment in DiDi (see Notes 5 and 6 to our Consolidated Financial Statements and Critical Accounting Estimates included in this Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information).

Foreign currency transaction gains (losses) include gains of $135 million and losses of $200 million related to our Euro-denominated debt and accrued interest that were not designated as net investment hedges and foreign currency losses on derivative contracts of $30 million and $31 million for the years ended December 31, 2021 and 2020, respectively.

Loss on early extinguishment of debt is related to the redemption of our Senior Notes due April 2025 (the "April 2025 Notes") and our Senior Notes due April 2027 (the "April 2027 Notes") in April 2021 (see Note 12 to our
Consolidated Financial Statements).

Other expenses for the year ended December 31, 2021 include losses on reverse treasury lock agreements which were designated as cash flow hedges (see Note 6 to our Consolidated Financial Statements).

Income Taxes

	Year Ended December 31,
	(in millions)		Increase (Decrease)
	2021	2020
Income tax expense	$300	$508	(41.0)%
% of Earnings before income taxes	20.5%	89.5%

Our 2021 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to the benefit of the Netherlands Innovation Box Tax (discussed below), partially offset by higher international tax rates and an increase in unrecognized tax benefits. Our 2020 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to the non-deductible goodwill impairment charges related to OpenTable and KAYAK, U.S. federal tax associated with our international earnings, and an increase in unrecognized tax benefits, partially offset by the benefit of the Netherlands Innovation Box Tax.

Our effective tax rate was lower for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the non-deductible goodwill impairment charges related to OpenTable and KAYAK that were recorded in December 31, 2020, lower U.S. federal and state tax associated with our international earnings and lower unrecognized tax benefits.

Under Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") for periods beginning on or after January 1, 2021, rather than the Dutch statutory rate of 25%. Previously, the Innovation Box Tax rate was 7%. Effective January 1, 2022, the Netherlands corporate income tax rate increased from 25% to 25.8%. A portion of Booking.com's earnings during the years ended December 31, 2021 and 2020 qualified for Innovation Box Tax treatment, which had a significant beneficial impact on our effective tax rates for these periods. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit could substantially increase our effective tax rate and adversely impact our results of operations and cash flows in future periods. See Part I, Item 1A, Risk Factors - "We may not be able to maintain our 'Innovation Box Tax' benefit."

Results of Operations

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

    For a comparison of our results of operations for the fiscal years ended December 31, 2020 and 2019, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 24, 2021.

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

The extent of the effects of the COVID-19 pandemic on our business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments. These include, but are not limited to, the severity, extent and duration of the COVID-19 pandemic, including as a result of any new variants of COVID-19 and any resurgences of the pandemic, and the availability and efficacy of vaccines and other medical interventions to prevent or alleviate COVID-19 and their impacts on the travel and restaurant industries and consumer spending more broadly. Even though we have seen some improvements in the economic and operating conditions for our business since the outset of the COVID-19 pandemic, we cannot predict the long-term effects of the pandemic on our business or the travel and restaurant industries as a whole.

Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, our ability to meet debt covenant requirements, our operating performance, and our credit ratings. If our credit ratings were to be downgraded, or financing sources were to ascribe higher risk to our rating levels or our industry, our access to capital and the cost of any financing would be negatively impacted. There is no guarantee that additional debt financing will be available in the future to fund our obligations, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding. In addition, the terms of future debt agreements could include more restrictive covenants than those we are currently subject to, which could restrict our business operations. For more information, see Part I, Item 1A, Risk Factors - "Our liquidity, credit ratings, and ongoing access to capital could be materially and negatively affected by the impacts of the COVID-19 pandemic."

At December 31, 2021, we had $14.3 billion in cash, cash equivalents, and short-term and long-term investments, of which approximately $7.4 billion is held by our international subsidiaries. Cash, cash equivalents, and long-term investments held by our international subsidiaries are denominated primarily in U.S. Dollars, Hong Kong Dollars, and Euros. Cash equivalents and short-term and long-term investments are principally comprised of money market funds, time deposits and certificates of deposit, convertible debt securities of Trip.com Group, equity securities of Meituan, Grab, and DiDi, and our investments in private companies (see Notes 5 and 6 to the Consolidated Financial Statements). In December 2021, we redeemed our December 2015 investment of $500 million in Trip.com Group's convertible senior notes (see Note 5 to our Consolidated Financial Statements).

At December 31, 2021, we had a remaining transition tax liability of $912 million as a result of the Tax Cuts and Jobs Act (the "Tax Act"), which included $825 million reported as "Long-term U.S. transition tax liability" and $87 million included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet. This liability will be paid over the next five years. In accordance with the Tax Act, generally, future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by us.

In August 2019, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. The revolving credit facility provides for the issuance of up to $80 million of letters of credit as well as borrowings of up to $100 million on same-day notice, referred to as swingline loans. The proceeds of loans made under the facility can be used for working capital and general corporate purposes, including acquisitions, share repurchases, and debt repayments. At December 31, 2021, there were no borrowings outstanding and $4 million of letters of credit issued under the facility. The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to our ability to borrow thereunder. In 2020, we amended the revolving credit facility to (i) suspend the maximum leverage ratio covenant through and including the three months ending March 31, 2022, which was replaced with a $4.5 billion minimum liquidity covenant based on unrestricted cash, cash equivalents, short-term investments, and unused capacity under this revolving credit facility and (ii) increase the permitted maximum leverage ratio from and including the three months ending June 30, 2022 through and including the three months ending March 31, 2023. We agreed not to declare or make any cash distribution and not to repurchase any of our shares (with certain exceptions including in connection with tax withholding related to shares issued to employees) unless (i) prior to the delivery of financial statements for the three months ending June 30, 2022, we have at least $6.0 billion of liquidity on a pro forma basis, based on unrestricted cash, cash equivalents, short-term investments, and unused capacity under this revolving credit facility and (ii) after the delivery of financial statements for the three months ending June 30, 2022, we are in compliance on a pro forma basis with the maximum leverage ratio covenant then in effect. Such restriction ends upon delivery of financial statements required for the three months ending June 30, 2023, or we have the ability to terminate this restriction earlier if we demonstrate compliance with the original maximum leverage ratio covenant in the revolving credit facility. Beginning with the three months ending June 30, 2022, the minimum liquidity covenant will cease to apply and the maximum leverage ratio covenant, as increased, will again be in effect. At December 31, 2021, we were in compliance with the minimum liquidity covenant. There can be no assurance that we will be able to meet either the minimum liquidity covenant or the maximum leverage ratio covenant, as applicable, at any particular time, and our ability to borrow under the revolving credit facility depends on compliance with the applicable covenant. Further, the lenders have the right to require repayment of any amounts borrowed under the facility if we are not in compliance with the applicable covenant (see Note 12 to the Consolidated Financial Statements).

In September 2021, in connection with the maturity of our Convertible Senior Notes due September 2021, we paid $1.0 billion to satisfy the aggregate principal amount due and an additional $86 million conversion premium in excess of the principal amount.

In March 2021, we issued Senior Notes due March 2025 with an interest rate of 0.1% for an aggregate principal amount of 950 million Euros and Senior Notes due March 2028 with an interest rate of 0.5% for an aggregate principal amount of 750 million Euros. The proceeds from the issuance of these Senior Notes issued in March 2021 were used to redeem the April 2025 Notes and the April 2027 Notes. In April 2021, we paid $2.0 billion to redeem the April 2025 Notes and the April 2027 Notes.

At December 31, 2021, we had outstanding senior notes with varying maturities for an aggregate principal amount of $11.1 billion, with $2.0 billion payable within the next twelve months. The senior notes had a cumulative interest to maturity of $1.2 billion, with $233 million payable within the next twelve months. See Note 12 to the Consolidated Financial Statements for additional information related to our debt arrangements, including principal amounts, interest rates, and maturity dates.

During the year ended December 31, 2021, we repurchased 71,494 shares of our common stock for an aggregate cost of $162 million to satisfy employee withholding tax obligations related to stock-based compensation. At December 31, 2021 and 2020, we had a remaining aggregate amount of $10.4 billion authorized by our Board of Directors to repurchase our common stock. We resumed repurchases in early 2022 under this authorization and, as of February 22, 2022, have repurchased approximately $500 million of our common stock in the first quarter of 2022. We expect to complete repurchases under the remaining authorization within the next three years assuming the travel recovery continues and we are able to meet our minimum liquidity covenant under the revolving credit facility. See Note 12 to the Consolidated Financial Statements for a description of the impact of the 2020 credit facility amendment on our ability to repurchase shares.

In November 2021, we entered into an agreement to acquire global flight booking provider, Etraveli Group, for approximately 1.6 billion Euros ($1.9 billion). Completion of this acquisition is subject to certain closing conditions, including regulatory approvals.

In December 2021, we paid $1.2 billion, net of cash acquired, to acquire Getaroom, a business-to-business distributor of hotel rooms.

In September 2016, we signed a turnkey agreement to construct an office building for Booking.com’s future headquarters in the Netherlands for 270 million Euros ($307 million). Upon signing this agreement, we paid 43 million Euros ($48 million) for the acquired land-use rights. In addition, since signing the turnkey agreement we have made several progress payments principally related to the construction of the building. As of December 31, 2021, we had a remaining obligation of 15 million Euros ($17 million) related to the turnkey agreement, which will be paid through 2022, when we anticipate construction will be complete. In addition to the turnkey agreement, we have a remaining obligation at December 31, 2021 to pay 68 million Euros ($77 million) over the remaining initial term of the acquired land lease, which expires in 2065. We have made and will continue to make additional capital expenditures to fit out and furnish the office space. At December 31, 2021, we had 20 million Euros ($23 million) of outstanding commitments to vendors to fit out and furnish the office space. See Note 16 to our Consolidated Financial Statements for additional information related to our commitments and contingencies.

At December 31, 2021, we had lease obligations of $561 million, with $155 million payable within the next twelve months. See Note 10 to the Consolidated Financial Statements for more information on our obligation related to operating leases.

At December 31, 2021, we had, in the aggregate, $154 million of non-cancellable purchase obligations individually greater than $10 million payable over the next five years, of which $41 million are payable within the next twelve months. The purchase obligations are primarily related to sponsorship and cloud hosting arrangements. The purchase obligations disclosed here are those related to agreements to purchase goods and services that are enforceable and legally binding, that specify all significant terms, including the quantities to be purchased, price provisions, and the approximate timing of the transaction.

At December 31, 2021, there were standby letters of credit and bank guarantees of $511 million issued on our behalf. These are obtained primarily for regulatory purposes and payment guarantees to third-party payment processors.

Marketing expenses and personnel expenses are the most significant operating expenses for our business. We rely on marketing channels to generate a significant amount of traffic to our websites. We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. See our Consolidated Statements of Operations and "Trends" and "Results of Operations" within Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on marketing expenses and personnel expenses including stock-based compensation expenses.

We believe that our existing cash balances and liquid resources will be sufficient to fund our operating activities, capital expenditures, and other obligations through at least the next twelve months. However, if we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, we may be required to reduce our planned capital expenditures and scale back the scope of our business plans, either of which could have a material adverse effect on our business, our ability to compete or our future growth prospects, financial condition, and results of operations. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be diluted. We may not generate sufficient cash flow from operations in the future, revenue growth or sustained profitability may not be realized, and future borrowings or equity sales may not be available in amounts sufficient to make anticipated capital expenditures, finance our strategies, or repay our indebtedness.

Cash Flow Analysis

Net cash provided by operating activities for the year ended December 31, 2021 was $2.8 billion, resulting from net income of $1.2 billion and a favorable impact from adjustments for non-cash items of $1.4 billion, and a favorable net change in working capital and other long-term assets and liabilities of $269 million. Non-cash items were principally associated with net losses on equity securities, deferred income tax benefit, depreciation and amortization, stock-based compensation expense and other stock-based payments, loss on early extinguishment of debt, and operating lease amortization. For the year ended December 31, 2021, accounts receivable increased by $1.0 billion and deferred merchant bookings and other current liabilities increased by $1.5 billion, primarily due to increases in business volumes.

Net cash provided by operating activities for the year ended December 31, 2020 was $85 million, resulting from net income of $59 million and a favorable impact from adjustments for non-cash items of $1.0 billion, partially offset by an unfavorable net change in working capital and long-term assets and liabilities of $1.0 billion. Non-cash items were principally associated with net gains on marketable equity securities, impairment of goodwill, depreciation and amortization, provision for expected credit losses and chargebacks, stock-based compensation expense and other stock-based payments, deferred income tax expense, and unrealized foreign currency transaction losses related to Euro-denominated debt. For the year ended December 31, 2020, prepaid expenses and other current assets decreased by $161 million, primarily due to a refund for overpayment from a vendor and lower prepayment to third-party payment processors due to decreases in business volumes as a result of the COVID-19 pandemic. For the year ended December 31, 2020, accounts receivable decreased by $891 million and deferred merchant bookings and other current liabilities decreased by $2.3 billion primarily due to decreases in business volumes as a result of the COVID-19 pandemic.

Net cash used in investing activities for the year ended December 31, 2021 was $1.0 billion, resulting from the acquisition of Getaroom of $1.2 billion, proceeds from sales and maturities of investments of $508 million, net of purchases of $17 million, and purchase of property and equipment of $304 million. Net cash provided by investing activities for the year ended December 31, 2020 was $2.6 billion, resulting from the proceeds from sales and maturities of investments of $3.0 billion, net of purchases of $74 million, and the purchase of property and equipment of $286 million. Cash invested in the purchase of property and equipment for the years ended December 31, 2021 and 2020 includes payments of $52 million related to the turnkey agreement for constructing Booking.com's future headquarters.
Net cash used in financing activities for the year ended December 31, 2021 was $1.2 billion, almost entirely resulting from payments for redemption and conversion of debt of $3.1 billion and payments for the repurchase of common stock of $163 million, partially offset by the proceeds from the issuance of long-term debt of $2.0 billion. Net cash provided by financing activities for the year ended December 31, 2020 was $1.5 billion, almost entirely resulting from the proceeds from the issuance of long-term debt of $4.1 billion, partially offset by payments for the repurchase of common stock of $1.3 billion and payments for the conversion of convertible notes of $1.2 billion.

For a discussion of our liquidity and capital resources as of and our cash flow activities for the fiscal year ended December 31, 2019, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 24, 2021.

Contingencies

French tax authorities conducted audits of Booking.com for the years 2003 through 2012, 2013 through 2015, and 2016 through 2018. In December 2015, the French tax authorities issued Booking.com assessments for unpaid income and value added taxes ("VAT") related to tax years 2006 through 2012 for approximately 356 million Euros ($403 million), the majority of which represents penalties and interest. The assessments assert that Booking.com had a permanent establishment in France. In December 2019, the French tax authorities issued an additional assessment of 70 million Euros ($80 million), including interest and penalties, for the 2013 year asserting that Booking.com had taxable income attributable to a permanent establishment in France. The French tax authorities also have issued assessments totaling 39 million Euros ($45 million), including interest and penalties, for certain tax years between 2011 and 2015 on Booking.com's French subsidiary asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com in the Netherlands. In December 2021, the French tax authorities issued assessments on Booking.com’s French subsidiary totaling 78 million Euros ($88 million), including interest and penalties, for the tax years 2016 through 2018 again asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com. As a result of a formal demand from the French tax authorities for payment of the amounts assessed against Booking.com for the years 2006 through 2012, in January 2019, we paid the assessments of approximately 356 million Euros ($403 million) in order to preserve our right to contest those assessments in court. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at December 31, 2021 and 2020, does not constitute an admission that we owe the taxes and will be refunded (with interest) to us to the extent we prevail. In December 2019 and October 2020, we initiated court proceedings with respect to certain of the assessments. Although we believe that Booking.com has been, and continues to be, in compliance with French tax law, and we are contesting the assessments, during the three months ended September 30, 2020, we contacted the French tax authorities regarding the potential to achieve resolution of the matter through a settlement. After assessing several potential outcomes and potential settlement amounts and terms, an unrecognized tax benefit in the amount of 50 million Euros ($59 million) was recorded during the year ended December 31, 2020, of which the majority was included as a partial reduction to the tax payment recorded in "Other assets, net" in the Consolidated Balance Sheets at December 31, 2021 and 2020. In December 2020, the French Administrative Court (Conseil d’Etat) delivered a decision in the "ValueClick" case that could have an impact on the outcome in our case. After considering the potential adverse impact of the new decision on the potential outcomes for the Booking.com assessments, we currently estimate that the reasonably possible loss related to VAT is approximately 20 million Euros ($22 million). For additional information related to the French and other tax assessments, see Note 16 to our Consolidated Financial Statements and Part I, Item 1A, Risk Factors - "We may have exposure to additional tax liabilities."

Beginning in 2014, Booking.com received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) ("BPF") claiming that Booking.com is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which Booking.com is currently participating. BPF instituted legal proceedings against Booking.com and in 2016 the District Court of Amsterdam rejected all of BPF’s claims. BPF appealed the decision to the Court of Appeal, and, in May 2019, the Court of Appeal also rejected all of BPF’s claims, in each case by ruling that Booking.com does not meet the definition of a travel intermediary for purposes of the mandatory pension scheme. BPF then appealed to the Netherlands Supreme Court. In April 2021, the Supreme Court overturned the previous decision of the Court of Appeal and held that Booking.com meets the definition of a travel intermediary for the purposes of the mandatory pension scheme. The Supreme Court ruled only on the qualification of Booking.com as a travel intermediary for the purposes of the mandatory pension scheme, and did not rule on the various other defenses we brought forward against BPF's claims. The Supreme Court referred the matter to another Court of Appeal that will have to assess the other defenses we brought forward if BPF were to proceed with the litigation. We intend to pursue a number of defenses in any subsequent proceedings and may ultimately prevail in whole or in part. While we continue to believe that Booking.com is in compliance with its pension obligations and that the Court of Appeal could ultimately rule in favor of Booking.com, given the Supreme Court’s decision, we believe it is probable that we have incurred a loss related to this matter. We are not able to reasonably estimate a loss or a range of loss because there are significant factual and legal questions yet to be determined in any subsequent proceedings. As a result, as of December 31, 2021, we have not recorded a liability in connection with a potential adverse ultimate outcome to this litigation. However, if Booking.com were to ultimately lose and all of BPF’s claims were to be accepted (including with retroactive effect to 1999), we estimate that as of December 31, 2021, the maximum loss, not including any potential interest or penalties, would be approximately 289 million Euros ($328 million). Such estimated potential loss increases as Booking.com continues not to contribute to the BPF and depends on Booking.com’s applicable employee compensation after December 31, 2021. For additional information related to the pension matter and our other contingent liabilities, see Note 16 to our Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to several types of market risk: changes in interest rates, foreign currency exchange rates, and equity prices.

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

At December 31, 2021 and 2020, the outstanding aggregate principal amount of our debt was $11.1 billion and $12.2 billion, respectively. We estimate that the fair value of such debt was approximately $12.1 billion and $14.0 billion at December 31, 2021 and 2020, respectively. The estimated fair value of our debt in excess of the outstanding principal amount at December 31, 2021 and 2020 primarily relates to the conversion premium on the Convertible Senior Notes and the outstanding Senior Notes issued in April 2020. Excluding the effect on the fair value of our convertible senior notes, a hypothetical 100 basis point (1.0%) decrease in interest rates would have resulted in an increase in the estimated fair value of our other debt of approximately $401 million and $544 million at December 31, 2021 and 2020, respectively. Our convertible senior notes are more sensitive to the equity market price volatility of our shares than changes in interest rates. The fair value of the convertible senior notes will likely increase as the market price of our shares increases and will likely decrease as the market price of our shares falls.

Our businesses outside of the U.S. represent a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S. are translated from local currencies (principally Euros and British Pounds Sterling) into U.S. Dollars. If the U.S. Dollar weakens against the local currencies, the translation of these foreign-currency-denominated balances will result in increased net assets, gross bookings, revenues, operating expenses, and net income. Similarly, our net assets, gross bookings, revenues, operating expenses and net income will decrease if the U.S. Dollar strengthens against the local currencies. For example, total revenues from our businesses outside of the U.S. increased by 58% in 2021 as compared to 2020, but without the impact of changes in foreign currency exchange rates, increased year-over-year on a constant-currency basis by approximately 57%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. Additionally, foreign currency exchange rate fluctuations on transactions, denominated in currencies other than the functional currency, result in gains and losses that are reflected in our Consolidated Statements of Operations. We have a significant investment that is denominated in Hong Kong Dollars and the related impact from the movements in foreign currency exchange rates is recognized in "Other income (expense), net" in the Consolidated Statements of Operations.

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

We are exposed to equity price risk as it relates to changes in fair values of our investments in equity securities of publicly-traded companies and private companies. We recorded net losses of $569 million and net gains of $1.8 billion and $745 million related to these equity securities for the years ended December 31, 2021, 2020, and 2019, respectively (see Notes 5 and 6 to our Consolidated Financial Statements). The estimated fair values of our investments in equity securities of publicly-traded companies and private companies, excluding investments classified as debt securities for accounting purposes, were $2.9 billion and $325 million, respectively, at December 31, 2021, and $3.1 billion and $455 million, respectively, at December 31, 2020. Our investments in private companies, excluding investments classified as debt securities for accounting purposes, are measured at cost less impairment, if any. Such investments are also required to be measured at fair value as of the date of certain observable transactions for the identical or a similar investment of the same issuer. A hypothetical 10% decrease in the fair values at December 31, 2021 and 2020 of our investments in equity securities of publicly-traded companies and private companies would have resulted in a loss, before tax, of approximately $320 million and $355 million, respectively, being recognized in net income. As of February 22, 2022, the market prices of Meituan's shares, DiDi's ADSs, and Grab's shares decreased by 24%, 15%, and 27%, respectively, as compared to their respective market prices on December 31, 2021.

Item 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K (See Part IV, Item 15, Exhibits and Financial Statement Schedules): Consolidated Balance Sheets at December 31, 2021 and 2020; Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders' Equity, and Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019; Notes to the Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we include a report of our management's assessment of the design and effectiveness of our internal controls over financial reporting for the year ended December 31, 2021.

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

On December 30, 2021, we acquired Getaroom and its related accounts are included in our Consolidated Financial Statements beginning on the acquisition date. The scope of our assessment of internal control over financial reporting excludes Getaroom, which represents, excluding goodwill and intangibles, less than 1% of our consolidated total assets as of December 31, 2021.

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. Our independent registered public accounting firm also attested to, and reported on the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the three months ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with the initiative to integrate and upgrade certain global financial systems and processes, we are in the early stages of a multi-year phased migration in fiscal 2022. This change is part of a cross-brand initiative to implement SAP’s S4/HANA and select supporting systems. We expect the system implementations and process changes to impact our internal control over financial reporting. Management will assess changes to internal controls as part of management’s annual evaluation of internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Booking Holdings Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Booking Holdings Inc. and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 23, 2022, expressed an unqualified opinion on those financial statements.
As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Getaroom, which was acquired on December 30, 2021 and whose financial statements constitute, excluding goodwill and intangibles, less than 1% of total assets of the consolidated financial statement amounts as of December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Getaroom.
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

/s/ DELOITTE & TOUCHE LLP
Stamford, Connecticut
February 23, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Part III, Item 10 will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III, Item 11 will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III, Item 12 will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Part III, Item 13 will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Part III, Item 14 will be included in our Proxy Statement relating to our 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)                                  List of Documents Filed as a Part of this Annual Report on Form 10-K:

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K: Consolidated Balance Sheets at December 31, 2021 and 2020; Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders' Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019; Notes to the Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

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

Exhibit Number	Description
3.1(a)	Restated Certificate of Incorporation of the Company.
3.2(b)	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of June 4, 2021.
3.3(b)	Amended and Restated By-Laws of Booking Holdings Inc., dated as of June 4, 2021.
4.1	Reference is hereby made to Exhibits 3.1, 3.2, and 3.3.
4.2(c)	Specimen Certificate for the Company's Common Stock.
4.3(d)	Indenture, dated as of September 23, 2014, between the Company and Deutsche Bank Trust Company Americas, as Trustee.
4.4(e)	Indenture, dated as of August 8, 2017, between the Company and U.S. Bank National Association, as trustee.
4.5(f)	Form of 2.375% Senior Note due 2024.
4.6(g)	Officers' Certificate, dated September 23, 2014, for the 2.375% Senior Notes due 2024.
4.7(h)	Form of 1.800% Senior Note due 2027.
4.8(i)	Officers' Certificate, dated March 3, 2015, for the 1.800% Senior Notes due 2027.
4.9(j)	Form of 3.650% Senior Note due 2025.
4.10(k)	Officers' Certificate, dated March 13, 2015, for the 3.650% Senior Notes due 2025.
4.11(d)	Form of 2.15% Senior Note due 2022.
4.12(d)	Officers' Certificate, dated November 25, 2015, for the 2.15% Senior Notes due 2022.
4.13(l)	Form of 3.600% Senior Note due 2026.
4.14(l)	Officers' Certificate, dated May 23, 2016, for the 3.600% Senior Notes due 2026.
4.15(m)	Form of 0.800% Senior Note due 2022.
4.16(m)	Officers' Certificate, dated March 10, 2017, for the 0.800% Senior Notes due 2022.
4.17(n)	Form of 2.750% Senior Note due 2023.
4.18(n)	Officers' Certificate, dated August 15, 2017, with respect to the 2.750% Senior Notes due 2023.
4.19(n)	Form of 3.550% Senior Note due 2028.
4.20(n)	Officers' Certificate, dated August 15, 2017, with respect to the 3.550% Senior Notes due 2028.
4.21(ff)	Description of the Company's Common Stock Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.22(ff)	Description of the Company's 0.800% Senior Notes due 2022 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.23(ff)	Description of the Company's 2.150% Senior Notes due 2022 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.24(ff)	Description of the Company's 2.375% Senior Notes due 2024 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.25(ff)	Description of the Company's 1.800% Senior Notes due 2027 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

Exhibit Number	Description
4.26	Description of the Company's 0.100% Senior Notes due 2025 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.27	Description of the Company's 0.500% Senior Notes due 2028 Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.28(dd)	Form of 4.625% Senior Note due 2030.
4.29(dd)	Officer’s Certificate, dated April 13, 2020, with respect to the 4.625% Senior Notes due 2030.
4.30(dd)	Form of 0.750% Convertible Senior Note due 2025.
4.31(dd)	Indenture, dated as of April 14, 2020, between Booking Holdings Inc. and U.S. Bank National Association, as trustee.
4.32(o)	Form of 0.100% Senior Note due 2025.
4.33(o)	Officers' Certificate, dated March 8, 2021, with respect to the 0.100% Senior Notes due 2025.
4.34(o)	Form of 0.500% Senior Note due 2028.
4.35(o)	Officers' Certificate, dated March 8, 2021, with respect to the 0.500% Senior Notes due 2028.
10.1(b)+	Booking Holdings Inc. 1999 Omnibus Plan (As Amended and Restated Effective June 3, 2021).
10.2(p)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan to non-employee directors.
10.3(gg)+	Form of Restricted Stock Unit Agreement for awards under the 1999 Omnibus Plan.
10.4(q)+	2018 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.5(s)+	2019 Form of Performance Share Unit Agreement under the 1999 Omnibus Plan.
10.6(hh)+	Form of Performance Share Unit Agreement under the Company's 1999 Omnibus Plan.
10.7(r)+	Amended and Restated KAYAK Software Corporation 2012 Equity Incentive Plan.
10.8(r)+	OpenTable, Inc. Amended and Restated 2009 Equity Incentive Award Plan.
10.9(t)+	Buuteeq, Inc. Amended and Restated 2010 Stock Plan.
10.10(u)+	Amended and Restated Rocket Travel, Inc. 2012 Stock Incentive Plan.
10.11(u)+	Amended and Restated Annual Bonus Plan.
10.12(v)+	Form of Non-Competition and Non-Solicitation Agreement.
10.13(w)+	Second Amended and Restated Employment Agreement, dated April 21, 2015 by and between the Company and Peter J. Millones.
10.14(x)+	Employment Agreement, dated December 15, 2016 by and between the Company and Glenn D. Fogel.
10.15(x)+	Non-Competition and Non-Solicitation Agreement, dated December 15, 2016 by and between the Company and Glenn D. Fogel.
10.16(x)+	Employee Confidentiality and Assignment Agreement, dated December 15, 2016 by and between the Company and Glenn D. Fogel.
10.17(y)+	Employment Agreement, dated January 19, 2018, between the Company and David I. Goulden.
10.18(y)+	Non-Competition and Non-Solicitation Agreement, dated March 1, 2018, between the Company and David I. Goulden.
10.19(y)+	Employee Confidentiality and Assignment Agreement, dated January 19, 2018, between the Company and David I. Goulden.
10.20(z)	Credit Agreement, dated as of August 14, 2019, among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.
10.21(aa)+	Letter Agreement, dated October 24, 2019 by and between the Company and Glenn D. Fogel.
10.22(aa)+	Form of Employee Confidentiality and Assignment Agreement.
10.23(cc)	Amendment, dated as of April 7, 2020, to the Credit Agreement, dated as of August 14, 2019, by and among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
10.24(ee)	Amendment, dated as of October 28, 2020, to the Credit Agreement, dated as of August 14, 2019, by and among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
10.25(ii)+	Letter Amendment to 2018 PSU Award and 2019 PSU Award Agreements with Glenn D. Fogel dated January 28, 2021.
10.26(ii)+	Letter Amendment to 2018 PSU Award and 2019 PSU Award Agreements with David I. Goulden dated January 28, 2021.

Exhibit Number	Description
10.27(ii)+	Letter Amendment to 2018 PSU Award and 2019 PSU Award Agreements with Peter J. Millones dated January 28, 2021.
10.28(jj)+	Letter Agreement, dated July 31, 2021, by and between the Company and Paulo Pisano.
10.29	Amendment, dated as of December 22, 2021, to the Credit Agreement, dated as of August 14, 2019, by and among the Company, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included in the Signature Page).
31.1	Certification of Glenn D. Fogel, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David I. Goulden, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(bb)	Certification of Glenn D. Fogel, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
32.2(bb)	Certification of David I. Goulden, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101).
____________________________
+    Indicates a management contract or compensatory plan or arrangement.

(a)	Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2018 (File No. 1-36691).
(b)	Previously filed as an exhibit to the Current Report on Form 8-K filed on June 4, 2021 (File No. 1-36691).
(c)	Previously filed as an exhibit to Amendment No. 2 to Registration Statement on Form S-1 filed on March 18, 1999 (File No. 333-69657).
(d)	Previously filed as an exhibit to the Current Report on Form 8-K filed on November 25, 2015 (File No. 1-36691).
(e)	Previously filed as an exhibit to the Registration Statement on Form S-3 filed on August 8, 2017 (File No. 333-219800).
(f)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 22, 2014 (File No. 0-25581).
(g)	Previously filed as an exhibit to the Current Report on Form 8-K filed on September 26, 2014 (File No. 0-25581).
(h)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2015 (File No. 1-36691).
(i)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2015 (File No. 1-36691).
(j)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 12, 2015 (File No. 1-36691).
(k)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 13, 2015 (File No. 1-36691).
(l)	Previously filed as an exhibit to the Current Report on Form 8-K filed on May 23, 2016 (File No. 1-36691).
(m)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 10, 2017 (File No. 1-36691).
(n)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 15, 2017 (File No. 1-36691).
(o)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 8, 2021 (File No. 1-36691).
(p)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 9, 2011 (File No. 0-25581).
(q)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 2, 2018 (File No. 1-36691).
(r)	Previously filed as an exhibit to the Current Report on Form 8‑K filed on March 3, 2017 (File No. 1-36691).
(s)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 1, 2019 (File No. 1-36691).
(t)	Previously filed as an exhibit to the Registration Statement on Form S-8 filed on June 13, 2014 (File No. 333-196756).

(u)	Previously filed as an exhibit to the Annual Report on Form 10-K filed for the year ended December 31, 2015 (File No. 1-36691).
(v)	Previously filed as an exhibit to the Current Report on Form 8-K filed on March 4, 2013 (File No. 0-25581).
(w)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 24, 2015 (File No. 1-36691).
(x)	Previously filed as an exhibit to the Current Report on Form 8-K filed on December 16, 2016 (File No. 1-36691).
(y)	Previously filed as an exhibit to the Current Report on Form 8-K filed on January 22, 2018 (File No. 1-36691).
(z)	Previously filed as an exhibit to the Current Report on Form 8-K filed on August 14, 2019 (File No. 1-36691).
(aa)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on May 9, 2019 (File No. 1-36691).
(bb)	This document is being furnished in accordance with SEC Release Nos. 33‑8212 and 34‑47551.
(cc)	Previously filed as an exhibit to the Current Report on Form 8-K filed on April 8, 2020 (File No. 1-36691).
(dd)	Previously filed as an exhibit to the Current Report on Form 8-K filed on April 14, 2020 (File No. 1-36691).
(ee)	Previously filed as an exhibit to the Current Report on Form 8-K filed on October 30, 2020 (File No. 1-36691).
(ff)	Previously filed as an exhibit to the Annual Report on Form 10-K filed on February 26, 2020 (File No. 1-36691).
(gg)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on May 7, 2020 (File No. 1-36691)
(hh)	Previously filed as an exhibit to the Current Report on Form 8-K filed on July 17, 2020 (File No. 1-36691)
(ii)	Previously filed as an exhibit to the Current Report on Form 8-K filed on January 29, 2021 (File No. 1-36691)
(jj)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q filed on November 3, 2021 (File No. 1-36691)

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOKING HOLDINGS INC.

By:	/s/ Glenn D. Fogel
	Name:	Glenn D. Fogel
	Title:	Chief Executive Officer and President
	Date:	February 23, 2022

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

Signature	Title	Date

/s/ Robert J. Mylod Jr.	Director, Chairman of the Board	February 23, 2022
Robert J. Mylod Jr.

/s/ Glenn D. Fogel	Director, Chief Executive Officer and President	February 23, 2022
Glenn D. Fogel

/s/ David I. Goulden	Executive Vice President and Chief Financial	February 23, 2022
David I. Goulden	Officer (Principal Financial Officer)

/s/ Susana D'Emic	Chief Accounting Officer and Controller	February 23, 2022
Susana D'Emic	(Principal Accounting Officer)

/s/ Timothy M. Armstrong	Director	February 23, 2022
Timothy M. Armstrong

/s/ Mirian Graddick-Weir	Director	February 23, 2022
Mirian Graddick-Weir

/s/ Bob van Dijk	Director	February 23, 2022
Bob van Dijk

/s/ Wei Hopeman	Director	February 23, 2022
Wei Hopeman

/s/ Charles H. Noski	Director	February 23, 2022
Charles H. Noski

/s/ Nicholas J. Read	Director	February 23, 2022
Nicholas J. Read

/s/ Thomas E. Rothman	Director	February 23, 2022
Thomas E. Rothman

/s/ Lynn M. Vojvodich	Director	February 23, 2022
Lynn M. Vojvodich

/s/ Vanessa A. Wittman	Director	February 23, 2022
Vanessa A. Wittman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Booking Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Booking Holdings Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows, for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Total Revenues - Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
Total revenues for the year ended December 31, 2021 were $11.0 billion. Substantially all of the Company’s revenues are generated by providing online travel reservation services, which principally allow travelers to book travel reservations with travel service providers through the Company’s platforms. Revenues consist of a significant volume of low-dollar transactions utilizing multiple custom systems.
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
Goodwill - Refer to Notes 2 and 11 to the financial statements
Critical Audit Matter Description
The Company's evaluation of goodwill impairment involves the comparison of the fair value of each of the Company's reporting units to its carrying value. The total goodwill balance was $2.9 billion as of December 31, 2021. A substantial portion of the Company's goodwill relates to the acquisitions of KAYAK in 2013, OpenTable in 2014 and Getaroom in 2021. As it related to the annual impairment test, the Company estimated the fair values using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approaches (earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples of comparable publicly traded companies). With respect to the income approach, management makes significant estimates and assumptions related to forecasts of future performance, including revenues, operating margins and discount rates.
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
Commitments and Contingencies - Tax Matters - Refer to Note 16 to the financial statements
Critical Audit Matter Description
The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Company has received income tax and indirect tax assessments relating to permanent establishment, transfer pricing matters, and/or value added taxes, including interest and penalties from French, Italian, and Turkish tax authorities in the amount of $616 million, $286 million, and $61 million respectively. In addition, the Company received an Italian Tax Audit Report which does not constitute a formal tax assessment; however, it recommends a VAT assessment of $175 million, plus interest and penalties. The Company believes that it has been, and continues to be, in compliance with the relevant tax laws, and the Company is contesting these assessments. The Company has recorded a liability of $57 million for France and a liability of $20 million for Italy in connection with these assessments. In addition, the Company has disclosed reasonably possible losses related to VAT and certain other indirect taxes is approximately $22 million for France and $175 million for Italy.
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
•With the assistance of our income tax specialists, we evaluated management's analysis regarding the likelihood of sustaining its tax positions upon examination by the relevant tax authorities and, we evaluated management's estimate of the amount of tax benefit recognized.
•With the assistance of our indirect tax specialists, we assessed the reasonableness of the indirect tax contingent liability.
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
February 23, 2022
We have served as the Company’s auditor since 1997.

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$11,127	$10,562
Short-term investments (Available-for-sale debt securities: Amortized cost of $25 and $500, respectively)	25	501
Accounts receivable, net (Allowance for expected credit losses of $101 and $166, respectively)	1,358	529
Prepaid expenses, net (Allowance for expected credit losses of $29 and $22, respectively)	404	337
Other current assets	231	277
Total current assets	13,145	12,206
Property and equipment, net	822	756
Operating lease assets	496	529
Intangible assets, net	2,057	1,812
Goodwill	2,887	1,895
Long-term investments (Includes available-for-sale debt securities: Amortized cost of $225 at December 31, 2020)	3,175	3,759
Other assets, net (Allowance for expected credit losses of $18 and $33, respectively)	1,059	917
Total assets	$23,641	$21,874
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,586	$735
Accrued expenses and other current liabilities	1,765	1,382
Deferred merchant bookings	906	323
Short-term debt	1,989	985
Total current liabilities	6,246	3,425
Deferred income taxes	905	1,127
Operating lease liabilities	351	366
Long-term U.S. transition tax liability	825	923
Other long-term liabilities	199	111
Long-term debt	8,937	11,029
Total liabilities	17,463	16,981
Commitments and contingencies (see Note 16)
Stockholders' equity:
Common stock, $0.008 par value, Authorized shares: 1,000,000,000 Issued shares: 63,584,444 and 63,406,451, respectively	—	—
Treasury stock, 22,518,391 and 22,446,897 shares, respectively	(24,290)	(24,128)
Additional paid-in capital	6,159	5,851
Retained earnings	24,453	23,288
Accumulated other comprehensive loss	(144)	(118)
Total stockholders' equity	6,178	4,893
Total liabilities and stockholders' equity	$23,641	$21,874
See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Agency revenues	$6,663	$4,314	$10,117
Merchant revenues	3,696	2,117	3,830
Advertising and other revenues	599	365	1,119
Total revenues	10,958	6,796	15,066
Operating expenses:
Marketing expenses	3,801	2,179	4,967
Sales and other expenses	881	755	955
Personnel, including stock-based compensation of $370, $233, and $308, respectively	2,314	1,944	2,248
General and administrative	620	581	797
Information technology	412	299	285
Depreciation and amortization	421	458	469
Restructuring and other exit costs	13	149	—
Impairment of goodwill	—	1,062	—
Total operating expenses	8,462	7,427	9,721
Operating income (loss)	2,496	(631)	5,345
Interest expense	(334)	(356)	(266)
Other income (expense), net	(697)	1,554	879
Income before income taxes	1,465	567	5,958
Income tax expense	300	508	1,093
Net income	$1,165	$59	$4,865
Net income applicable to common stockholders per basic common share	$28.39	$1.45	$112.93
Weighted-average number of basic common shares outstanding (in 000's)	41,042	40,974	43,082
Net income applicable to common stockholders per diluted common share	$28.17	$1.44	$111.82
Weighted-average number of diluted common shares outstanding (in 000's)	41,362	41,160	43,509

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2021	2020	2019
Net income	$1,165	$59	$4,865
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(57)	50	(10)
Net unrealized gains on available-for-sale securities	31	23	135
Total other comprehensive (loss) income, net of tax	(26)	73	125
Comprehensive income	$1,139	$132	$4,990

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019
(In millions, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares (in 000's)	Amount	Shares (in 000's)	Amount
Balance, December 31, 2018	62,949	$—	(17,317)	$(14,711)	$5,445	$18,367	$(316)	$8,785
Net income	—	—	—	—	—	4,865	—	4,865
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(10)	(10)
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	135	135
Exercise of stock options and vesting of restricted stock units and performance share units	230	—	—	—	3	—	—	3
Repurchase of common stock	—	—	(4,445)	(8,153)	—	—	—	(8,153)
Stock-based compensation and other stock-based payments	—	—	—	—	308	—	—	308
Balance, December 31, 2019	63,179	$—	(21,762)	$(22,864)	$5,756	$23,232	$(191)	$5,933
Cumulative effect of adoption of accounting standards updates	—	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	59	—	59
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	50	50
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	23	23
Issuance of convertible senior notes	—	—	—	—	96	—	—	96
Conversion of debt	—	—	—	—	(245)	—	—	(245)
Exercise of stock options and vesting of restricted stock units and performance share units	227	—	—	—	6	—	—	6
Repurchase of common stock	—	—	(685)	(1,264)	—	—	—	(1,264)
Stock-based compensation and other stock-based payments	—	—	—	—	238	—	—	238
Balance, December 31, 2020	63,406	$—	(22,447)	$(24,128)	$5,851	$23,288	$(118)	$4,893
Net income	—	—	—	—	—	1,165	—	1,165
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(57)	(57)
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	31	31
Conversion of debt	—	—	—	—	(86)	—	—	(86)
Exercise of stock options and vesting of restricted stock units and performance share units	178	—	—	—	5	—	—	5
Repurchase of common stock	—	—	(71)	(162)	—	—	—	(162)
Stock-based compensation and other stock-based payments	—	—	—	—	389	—	—	389
Balance, December 31, 2021	63,584	$—	(22,518)	$(24,290)	$6,159	$24,453	$(144)	$6,178

See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$1,165	$59	$4,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	421	458	469
Provision for expected credit losses and chargebacks	109	319	138
Deferred income tax (benefit) expense	(445)	213	122
Net losses (gains) on equity securities	569	(1,813)	(745)
Stock-based compensation expense and other stock-based payments	376	255	325
Operating lease amortization	178	184	172
Amortization of debt discount and debt issuance costs	54	64	58
Unrealized foreign currency transaction (gains) losses related to Euro-denominated debt	(135)	200	(7)
Impairment of goodwill	—	1,062	—
Impairment of investment	—	100	—
Loss on early extinguishment of debt	242	—	—
Other	17	4	9
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,002)	891	(323)
Prepaid expenses and other current assets	6	161	(263)
Deferred merchant bookings and other current liabilities	1,539	(2,266)	480
Long-term assets and liabilities	(274)	194	(435)
Net cash provided by operating activities	2,820	85	4,865
INVESTING ACTIVITIES:
Purchase of investments	(17)	(74)	(672)
Proceeds from sale and maturity of investments	508	2,997	8,099
Additions to property and equipment	(304)	(286)	(368)
Acquisitions and other investments, net of cash acquired	(1,185)	—	(9)
Net cash (used in) provided by investing activities	(998)	2,637	7,050
FINANCING ACTIVITIES:
Proceeds from revolving credit facility and short-term borrowings	—	—	400
Repayments of revolving credit facility and short-term borrowings	—	—	(425)
Proceeds from the issuance of long-term debt	2,015	4,108	—
Payments for redemption and conversion of debt	(3,068)	(1,244)	—
Payments for repurchase of common stock	(163)	(1,303)	(8,187)
Other financing activities	(23)	(33)	(8)
Net cash (used in) provided by financing activities	(1,239)	1,528	(8,220)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(13)	—	(8)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	570	4,250	3,687
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period	10,582	6,332	2,645
Total cash and cash equivalents and restricted cash and cash equivalents, end of period	$11,152	$10,582	$6,332
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes (see Note 15)	$735	$319	$1,074
Cash paid during the period for interest	$318	$278	$221

 See Notes to Consolidated Financial Statements.

Booking Holdings Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BUSINESS DESCRIPTION

Booking Holdings Inc. ("Booking Holdings" or the "Company") seeks to make it easier for everyone to experience the world by providing consumers, travel service providers, and restaurants with leading travel and restaurant online reservation and related services. The Company offers its services through six primary consumer-facing brands: Booking.com, Priceline, agoda, Rentalcars.com, KAYAK, and OpenTable, which allow consumers to: book a broad array of accommodations (including hotels, motels, resorts, homes, apartments, bed and breakfasts, hostels, and other alternative and traditional accommodations properties) and a flight to their destinations; make a car rental reservation or arrange for an airport taxi; make a dinner reservation; or book a vacation package, tour, activity, or cruise. Consumers can also use the Company's meta-search services to easily compare travel reservation information, such as flight, hotel, and rental car reservations from hundreds of online travel platforms at once. In addition, the Company offers other services to consumers, travel service providers and restaurants, such as travel-related insurance products and restaurant management services.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The Company's Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, including acquired businesses from the dates of acquisition. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ significantly from those estimates. The estimates underlying the Company's Consolidated Financial Statements relate to, among other things, the valuation of goodwill and other long-lived tangible and intangible assets, the valuation of investments in private companies, income taxes, contingencies, stock-based compensation, the allowance for expected credit losses (also referred to as allowance for doubtful accounts), chargeback provisions and the accrual of obligations for loyalty and other incentive programs.

Impact of COVID-19
In response to the outbreak of the novel strain of the coronavirus, COVID-19 (the "COVID-19 pandemic"), as well as subsequent outbreaks driven by new variants of COVID-19, governments and businesses around the world have implemented, and continue to implement, a variety of restricted measures to reduce the spread of COVID-19. These measures have had a significant adverse effect on many of the customers on whom the Company’s business relies, including hotels and other accommodation providers, airlines and restaurants, as well as the Company’s workforce, operations and consumers. The COVID-19 pandemic and the resulting implementation of restrictive measures resulted in a significant decline in travel activities and consumer demand for related services in 2020 in particular. The Company’s financial results and prospects are almost entirely dependent on the sale of travel-related services. The spread of new variants of COVID-19 has caused uncertainty as to when restrictions will be lifted, if additional restrictions may be initiated or reimposed, if there will be permanent changes to travel behavior patterns, and the timing of distribution and administration of COVID-19 vaccines and other medical interventions globally.

In 2020, given the severe downturn in the global travel industry and the financial difficulties faced by many of the Company's travel service provider and restaurant customers and marketing affiliates, the Company increased its provision for expected credit losses (also referred to as provision for bad debts or provision for uncollectible accounts) on receivables from and prepayments to its travel service provider and restaurant customers and marketing affiliates (see Note 7). Moreover, due to the high level of cancellations of existing reservations, the Company incurred higher than normal cash outlays to refund consumers for prepaid reservations, including certain situations where the Company had already transferred the prepayment to the travel service provider (see Note 3). In 2021, based on its review of recent historical credit loss experience and stability in the economic conditions in certain markets, the Company revised its estimates of expected credit losses (see Note 7). Any significant increase in the Company’s provision for expected credit losses and any significant increase in cash outlays to refund consumers would have a corresponding adverse effect on the Company's results of operations and related cash flows.

As a result of the deterioration of the Company’s business due to the COVID-19 pandemic, the Company recorded significant goodwill impairment charges in 2020 (see Note 11). In addition, the Company recorded a significant impairment charge in 2020 for one of the Company's long-term investments (see Notes 5 and 6). Even though no additional impairment indicators were identified as of December 31, 2021, it is possible that the Company may have to record additional significant impairment charges in future periods.

See Note 12 for additional information about the Company’s existing debt arrangements, including 1.7 billion Euros of debt issued in March 2021, payment of $2.0 billion in April 2021 to redeem certain Senior Notes issued in April 2020 and payment of $1.1 billion to satisfy the aggregate principal amount and the conversion premium in excess of the principal amount of the Convertible Senior Notes due September 2021. The Company’s continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, the Company’s ability to meet debt covenant requirements, the Company’s operating performance, and the Company's credit ratings. There is no guarantee that additional debt financing will be available in the future to fund the Company’s obligations, or that it will be available on commercially reasonable terms, in which case the Company may need to seek other sources of funding.

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

The Company also participated in certain governmental assistance programs and received certain grants and other assistance. In June 2021, the Company announced its intention to voluntarily return the government assistance received and completed the repayments by December 2021. The Company repaid $107 million during the year ended December 31, 2021. See Note 21 for additional information.

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current year presentation.

Fair Value of Financial Instruments
The Company's financial instruments, including cash, restricted cash, accounts payable, accrued expenses, and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these financial instruments. Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Notes 5, 6, and 12 for information related to fair value for investments, derivatives, and the Company's outstanding senior notes.

Cash and Cash Equivalents
Cash and cash equivalents consists primarily of cash and highly liquid investment grade securities with an original maturity of three months or less. Cash equivalents are recognized based on settlement date.

Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents are restricted through legal contracts or regulations. Restricted cash and cash equivalents at December 31, 2021, 2020, and 2019 principally relates to the minimum cash requirement for the Company's travel-related insurance business. The following table reconciles cash and cash equivalents and restricted cash and cash equivalents reported in the Consolidated Balance Sheets to the total amount shown in the Consolidated Statements of Cash Flows (in millions):

	December 31,
	2021	2020	2019
As included in the Consolidated Balance Sheets:
Cash and cash equivalents	$11,127	$10,562	$6,312
Restricted cash and cash equivalents included in "Other current assets"	25	20	20
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Consolidated Statements of Cash Flows	$11,152	$10,582	$6,332

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

Equity Securities
Equity securities are reported as "Long-term investments" in the Consolidated Balance Sheets and include equity investments with readily determinable fair values and equity investments without readily determinable fair values. Equity investments with readily determinable fair values are reported at estimated fair value with changes in fair value recognized in "Other income (expense), net" in the Consolidated Statements of Operations.

The Company holds investments in equity securities of private companies, over which the Company does not have the ability to exercise significant influence or control. These investments, which do not have readily determinable fair values, are measured at cost less impairment, if any. Such investments are also required to be measured at fair value as of the date of certain observable transactions for the identical or a similar investment of the same issuer.

See Notes 5 and 6 for further information related to investments.

Accounts Receivable from Customers and Allowance for Expected Credit Losses
For periods prior to January 1, 2020, receivables from customers were recorded at the original invoiced amounts net of an allowance for doubtful accounts. The allowance for doubtful accounts was estimated based on historical experience, aging of the receivable, credit quality of the customers, economic trends, and other factors that may affect the Company's ability to collect from customers.

On January 1, 2020, the Company adopted the accounting standards update on the measurement of expected credit losses, which requires the Company to estimate lifetime expected credit losses upon recognition of the financial assets. The Company has identified the relevant risk characteristics of its customers and the related receivables and prepayments, which include the following: size, type (alternative accommodations vs. hotels) or geographic location of the customer, or a combination of these characteristics. Receivables with similar risk characteristics have been grouped into pools. For each pool, the Company considers the historical credit loss experience, current economic conditions, supportable forecasts of future economic conditions, and any recoveries in assessing the lifetime expected credit losses. Other key factors that influence the expected credit loss analysis include customer demographics, payment terms offered in the normal course of business to customers, the nature of competition, and industry-specific factors that could impact the Company's receivables. Additionally, external data and macroeconomic factors are considered. This is assessed at each quarter based on the Company’s specific facts and circumstances. See Note 7 for additional information.

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

Website and Internal-use Software Capitalization
Acquisition costs and certain direct development costs associated with website and internal-use software are capitalized and include external direct costs of services and payroll costs for employees devoting time to the software projects principally related to platform development, including support systems, software coding, designing system interfaces, and installation and testing of the software. These costs are recorded as property and equipment and are generally amortized beginning when the asset is substantially ready for use. Costs incurred for enhancements that are expected to result in additional features or functionalities are capitalized and amortized over the estimated useful life of the enhancements. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

Cloud Computing Arrangements
The Company utilizes various third-party computer systems and third-party service providers, including global distribution systems ("GDSs") and computerized central reservation systems of the accommodation, rental car, and airline industries in connection with providing some of its services. The Company uses both internally-developed systems and third-party systems to operate its services, including transaction processing, order management, and financial and accounting systems. Implementation costs incurred in a hosting arrangement that is a service contract are capitalized and amortized over the term of the hosting arrangement. The capitalized implementation costs are reported as "Prepaid expenses, net" or "Other assets, net" in the Company's Consolidated Balance Sheets, as appropriate. The related amortization expenses are reported as "Information technology" in the Company's Consolidated Statements of Operations.

Leases
The Company determines if an arrangement is a lease, or contains a lease, when a contract is signed. The Company determines if a lease is an operating or finance lease and records a lease asset and a lease liability upon lease commencement, which is the date when the underlying asset is made available for use by the lessor. The Company has operating leases for office space, data centers, and land for Booking.com's future headquarters. For office space, data centers, and land, the Company has elected to combine the fixed payments to lease the asset and any fixed non-lease payments (such as maintenance or utility charges) when determining its lease payments.

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
The Company recognizes lease expense on a straight-line basis over the lease term. Certain of the Company's lease agreements include rent payments which are adjusted periodically for inflation. Any change in payments due to changes in inflation rates are recognized as variable lease expense as they are incurred. Variable lease expense also includes costs for property taxes, insurance, and services provided by the lessor which are charged based on usage or performance (such as maintenance or utility charges).
Most leases have one or more options to renew, with renewal terms that can extend the initial lease term for various periods up to nine years. The exercise of renewal options for office space and data centers is at the Company’s discretion and are included if they are reasonably certain to be exercised. The land lease for Booking.com's future headquarters has an initial term which expires in 2065, at which time the lease payments will be adjusted based on the value of the land on the reassessment date. The Company considered the initial term of the land lease to be its expected period of use.
"Operating lease assets" in the Consolidated Balance Sheets includes the land-use rights related to payment in 2016 for the land lease for Booking.com's future headquarters as described above. The land-use rights are amortized on a straight-line basis over its expected period of use. This expense is recorded as lease expense in "General and administrative" expense in the Consolidated Statements of Operations. See Notes 16 for further information.

Goodwill
The Company accounts for acquired businesses using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Goodwill is not subject to amortization and is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company tests goodwill at a reporting unit level. The fair value of the reporting unit is compared to its carrying value, including goodwill. Fair values are determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and market approaches (e.g., earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples of comparable publicly traded companies) and based on market participant assumptions. For periods prior to January 1, 2020, an impairment was recorded to the extent that the implied fair value of goodwill was less than the carrying value of goodwill. The Company adopted the accounting standards update on goodwill impairment in the first quarter of 2020, under which a goodwill impairment loss is measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. See Note 11 for further information.

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

Foreign Currency Translation
The functional currency of the Company's subsidiaries is generally the respective local currency. For operations outside of the U.S., assets and liabilities are translated into U.S. Dollars at the rate of exchange existing at the balance sheet date. Income statement amounts are translated at monthly average exchange rates applicable for the period. Translation gains and losses are included as a component of "Accumulated other comprehensive loss" in the Company's Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in "Other income (expense), net" in the Company's Consolidated Statements of Operations.

Derivatives
Derivatives not Designated as Hedges
As a result of the Company's operations outside of the U.S., it is exposed to various market risks that may affect its consolidated results of operations, cash flows, and financial position. These market risks include, but are not limited to, fluctuations in foreign currency exchange rates. For the Company's operations outside of the U.S., the primary foreign currency exposures are in Euros and British Pounds Sterling, in which the Company conducts a significant portion of its business activities. As a result, the Company faces exposure to adverse movements in foreign currency exchange rates as the financial results of its operations outside of the U.S. are translated from local currencies into U.S. Dollars upon consolidation. Additionally, foreign currency exchange rate fluctuations on transactions denominated in currencies other than the functional currency of an entity result in gains and losses that are reflected in net income.

The Company may enter into derivative instruments to hedge certain net exposures of nonfunctional currency denominated assets and liabilities and the volatility associated with translating earnings for its operations outside of the U.S. into U.S. Dollars, even though it does not elect to apply hedge accounting or hedge accounting does not apply. These contracts are generally short-term in duration. Certain of the Company's derivative instruments have master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. The Company is exposed to the risk that counterparties to derivative instruments may fail to meet their contractual obligations. The Company regularly reviews its credit exposure and assesses the creditworthiness of its counterparties. The Company reports the fair value of its derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets in "Other current assets" and "Accrued expenses and other current liabilities," respectively. Unless designated as hedges for accounting purposes, gains and losses resulting from changes in the fair value of derivative instruments are recognized in "Other income (expense), net" in the Consolidated Statements of Operations in the period that the changes occur and are classified within "Net cash provided by operating activities" in the Consolidated Statements of Cash Flows. See Note 6 for further information related to these derivative instruments.

Derivatives Designated as Cash Flow Hedges
See Note 6 for information related to derivatives designated as cash flow hedges.

Derivatives Designated as Net Investment Hedges
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

Revenue Recognition
Online travel reservation services
Substantially all of the Company's revenues are generated by providing online travel reservation services, which principally allows travelers to book travel reservations with travel service providers through the Company’s platforms. While the Company generally refers to a consumer that books travel reservation services on the Company's platforms as its customer, for accounting purposes, the Company's customers are the travel service providers and, in certain merchant transactions, the travelers. The Company's contracts with travel service providers give them the ability to market their reservation availability without transferring responsibility to deliver the travel service to the Company. Therefore, the Company's revenues are presented on a net basis in the Consolidated Statements of Operations. These contracts include payment terms and establish the consideration to which the Company is entitled, which includes either a commission or a margin on the travel transaction. Revenue is measured based on the expected consideration specified in the contract with the travel service provider, considering the effects of sales incentives, "no show" cancellations (where the traveler has not cancelled the reservation but does not arrive on the scheduled reservation date) and "late" cancellations (where the travel service provider accepts a cancellation after its cancellation cut-off date). Estimates for cancellations and sales incentives are based on historical experience and current trends. Coupons are recorded as a reduction of the transaction price, generally at the time they are redeemed. The local occupancy taxes, general excise taxes, value-added taxes, sales taxes, and other similar taxes ("travel transaction taxes"), if any, collected from travelers are reported on a net basis in revenues in the Consolidated Statements of Operations.
Revenues for online travel reservation services are recognized at a point in time when the Company has completed its post-booking services and the travelers begin using the arranged travel services. These services are classified into two categories:

•Agency revenues are derived from travel-related transactions where the Company does not facilitate payments from travelers for the services provided. The Company invoices the travel service providers for its commissions in the month that travel is completed. Agency revenues consist almost entirely of travel reservation commissions from the Company's accommodation, rental car, and airline reservation services. Substantially all of the Company's agency revenue is from Booking.com agency accommodation reservations.

•Merchant revenues are derived from travel-related transactions where the Company facilitates payments from travelers for the services provided, generally at the time of booking. Merchant revenues are derived from transactions where travelers book accommodation, rental car, and airline reservations. The Company records cash collected from travelers, which includes the amounts owed to the travel service providers and the Company’s commission or margin and fees, as deferred merchant bookings until the arranged travel service begins. Merchant revenues include travel reservation commissions and transaction net revenues (i.e., the amount charged to travelers less the amount owed to travel service providers) in connection with the Company's merchant reservations services; credit card processing rebates and customer processing fees; and ancillary fees, including travel-related insurance revenues.

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

Advertising Expenses
Marketing Expenses
The Company's advertising expenses are reported in "Marketing expenses" in the Consolidated Statements of Operations. Marketing expenses consist of performance marketing expenses and brand marketing expenses. Performance marketing expenses are expenses generally measured by return on investment or an increase in bookings over a specified time period. These expenses consist primarily of the costs of: (1) search engine keyword purchases; (2) referrals from meta-search and travel research websites; (3) affiliate programs; (4) offline and online brand marketing; and (5) other performance-based marketing and incentives. Performance marketing expenses are recognized as incurred. Included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets are accrued performance marketing liabilities of $306 million and $156 million at December 31, 2021 and 2020, respectively. Brand marketing expenses are expenses incurred to build brand awareness over a specified time period. These expenses consist primarily of television advertising and online video and display advertising (including the airing of the Company's television advertising online), as well as other marketing expenses such as public relations and sponsorships. Brand marketing expenses are generally recognized as incurred with the exception of advertising production costs, which are deferred and expensed the first time the advertisement is displayed or broadcast.

Sales and Other Expenses
Sales and other expenses are generally variable in nature and consist primarily of: (1) credit cards and other payment processing fees associated with merchant transactions; (2) fees paid to third parties that provide call center, website content translations, and other services; (3) chargeback provisions and fraud prevention expenses associated with merchant transactions; (4) customer relations costs; and (5) provisions for expected credit losses, primarily related to accommodation commission receivables and prepayments to certain customers.

Personnel
Personnel expenses consist of compensation to the Company's personnel, including salaries, stock-based compensation, bonuses, payroll taxes and employee health and other benefits. Included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets are accrued compensation liabilities of $421 million and $333 million at December 31, 2021 and 2020, respectively.

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

Government Grants and Other Assistance
The Company recognizes government grants in the financial statements when it is probable that the grant will be received and the Company will comply with the conditions of the grant. Government grants are recorded as a reduction in the related operating expense or the cost of the asset that they are intended to defray. The government grants received by the Company have principally been granted to defray personnel costs. See Note 21 for information related to government grants and other assistance.

Information Technology
Information technology expenses consist primarily of: (1) software license and system maintenance fees; (2) outsourced data center and cloud computing costs; (3) payments to contractors; and (4) data communications and other expenses associated with operating the Company's services.

Restructuring and Other Exit Costs
The Company records employee severance and other termination costs that meet the requirements for recognition in accordance with the relevant guidance of Accounting Standards Codification ("ASC") 420, Exit or Disposal Cost Obligations, or ASC 712, Compensation - Nonretirement Postemployment Benefits, as applicable. For involuntary termination benefits that are not provided under the terms of an ongoing benefit arrangement, the liability for the current fair value of expected future costs associated with a management-approved restructuring plan is recognized in the period in which the plan is communicated to the employees and the plan is not expected to change significantly. For ongoing benefit arrangements, inclusive of statutory requirements, employee termination costs are accrued when the existing situation or set of circumstances indicates that an obligation has been incurred, it is probable the benefits will be paid, and the amount can be reasonably estimated. Termination benefits associated with voluntary leaver schemes are recorded when the employee irrevocably accepts the offer and the amount can be reasonably estimated.

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

Accounting for Acquired Revenue Contracts with Customers in a Business Combination
In October 2021, the FASB issued a new accounting update that requires an acquirer to recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, rather than at fair value on the acquisition date as required under current U.S. GAAP. The Company early adopted this update during the fourth quarter of 2021 and applied it retrospectively to all business combinations occurring on or after January 1, 2021.

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

The Company adopted this update on January 1, 2022 on a modified retrospective basis, which resulted in an increase of approximately $30 million to retained earnings. For the Company’s convertible debt instruments, interest expense for the periods beginning after January 1, 2022 will be reflected in the financial statements using interest rates that typically are closer to the coupon interest rate of such instruments rather than a generally higher imputed interest expense that resulted from the separation of conversion features required by previous U.S. GAAP. See Note 12 for additional information on the Company’s convertible debt instruments. The accounting update also requires changes in the diluted earnings per share calculation in certain areas, including the use of the if-converted method instead of the treasury stock method which was permitted in certain situations under current U.S. GAAP. See Note 8 for additional information on earnings per share.

Disclosures by Business Entities about Government Assistance
In November 2021, the FASB issued a new accounting update to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. This update is effective for financial statements issued for annual periods beginning after December 15, 2021. The Company does not expect the adoption to have a material impact on the Consolidated Financial Statements. See Note 21 for additional information on government assistance.

3.    REVENUE

Disaggregation of Revenue

Revenue by Type of Service

Approximately 87%, 88%, and 87% of the Company's revenues for each of the years ended December 31, 2021, 2020, and 2019, respectively, relates to online accommodation reservation services. Revenue from all other sources of online travel reservation services and advertising and other revenues each individually represent less than 10% of the Company's total revenues for each year.

Revenue by Geographic Area

See Note 18 for the information related to revenue by geographic area.

Deferred Merchant Bookings and Deferred Revenue

Cash payments received from travelers in advance of the Company completing its performance obligations are included in "Deferred merchant bookings" in the Company's Consolidated Balance Sheets and are comprised principally of amounts estimated to be payable to the travel service providers as well as the Company's estimated deferred revenue for its commission or margin and fees. At December 31, 2021 and 2020, deferred merchant bookings included deferred revenue for online travel reservation services of $148 million and $50 million, respectively. The amounts are subject to refunds for cancellations. The Company expects to complete its performance obligations generally within one year from the reservation date. During the year ended December 31, 2021, the Company recognized revenues of $35 million from the deferred revenue balance as of December 31, 2020. The increase in the deferred revenue balance for the year ended December 31, 2021 is principally driven by payments received from travelers, net of amounts estimated to be payable to travel service providers, for online travel reservations in the current period.

Loyalty and Other Incentive Programs

The Company provides loyalty programs, such as OpenTable's loyalty program, where participating consumers are awarded loyalty points on current transactions that can be redeemed in the future. At December 31, 2021 and 2020, liabilities for loyalty program incentives of $13 million and $21 million, respectively, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets. The estimated fair value of the loyalty points that are expected to be redeemed is recognized as a reduction of revenue at the time the incentives are granted. In 2020, the Company recorded a decrease of $28 million to the liability, primarily due to changes in estimates of the number of loyalty points expected to be redeemed prior to expiration under OpenTable's loyalty program, with a corresponding increase to revenue.

In addition to the loyalty programs, at December 31, 2021 and 2020, liabilities of $58 million and $60 million, respectively, for other incentive programs, such as referral bonuses, rebates, credits, and discounts, including for Booking.com's back-to-travel campaigns, were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets. During 2020, the Company offered additional rebates to customers meeting certain eligibility requirements under an incentive program at Booking.com. The eligibility requirements include the customer's enrollment in Booking.com's Genius Program (program features include special discounts offered by customers to frequent travelers) and Preferred Partner Program (program features include greater visibility for customers in search results for payment of higher commission) and timely payment of invoices. The additional rebates resulted in a reduction of revenue of $100 million during the year ended December 31, 2020 and a liability of $25 million at December 31, 2020.

Refunds to Travelers

Due to the high level of cancellations of existing reservations as a result of the COVID-19 pandemic (see Note 2), in 2020, the Company incurred higher than normal cash outlays to refund travelers for prepaid reservations, including certain situations where the Company had already transferred the prepayment to the travel service provider. For the year ended December 31, 2020, the Company recorded a reduction in revenue of $44 million for refunds paid or estimated to be payable to travelers where the Company had agreed to provide free cancellation for certain non-refundable reservations without a corresponding estimated expected recovery from the travel service providers.

4.     STOCK-BASED COMPENSATION

The Company's 1999 Omnibus Plan, as amended and restated effective June 3, 2021, (the "1999 Plan") is the primary stock compensation plan from which broad-based employee, non-employee director, and consultant equity awards may be made. At December 31, 2021, there were 1,439,400 shares of common stock available for future grant under the 1999 Plan. In addition, under plans assumed in connection with various acquisitions, there were 40,933 shares of common stock available for future grant at December 31, 2021.

Stock-based compensation issued under the plans generally consists of restricted stock units, performance share units, and stock options. Performance share units and restricted stock units are payable in shares of the Company's common stock upon vesting. The Company issues shares of its common stock upon the exercise of stock options. The tax benefit related to stock-based compensation was $37 million, $30 million, and $38 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Due to the impact of the COVID-19 pandemic (see Note 2), there was a significant decline, as of March 31, 2020, in the estimated performance over the performance periods against the performance targets and consequently, a significant reduction in the number of shares that were probable to be issued as compared to December 31, 2019. As a result, for the three months ended March 31, 2020, the Company recognized a reduction in stock-based compensation expense of $73 million, which is included in "Personnel" expense in the Consolidated Statement of Operations for the year ended December 31, 2020. During the three months ended June 30, 2020, considering pre-COVID-19 performance and the significant effect of the COVID-19 pandemic on Company performance and consequently on the number of shares that were probable to be issued to employees, the Company modified the performance-based awards granted in 2018 (other than the performance-based awards granted to executive officers and certain other employees) to fix the number of shares to be issued, subject to other vesting conditions. As a result, the Company incurred additional stock-based compensation expense of $11 million, which was recognized over the remaining requisite service period. In 2021, the Company modified the performance-based awards granted in 2018 and 2019 to its executive officers, to fix the number of shares to be issued, subject to other vesting conditions. The modification, in the aggregate, resulted in additional stock-based compensation expense of $40 million, which is recognized over the remaining requisite service periods for the performance-based awards.

Restricted stock units and performance share units granted by the Company during the years ended December 31, 2021, 2020, and 2019 had an aggregate grant-date fair value of $421 million, $392 million, and $380 million, respectively. Restricted stock units and performance share units that vested during the years ended December 31, 2021, 2020, and 2019 had an aggregate fair value at vesting of $395 million, $358 million, and $373 million, respectively. At December 31, 2021, there was $440 million of estimated total future stock-based compensation expense related to unvested restricted stock units and performance share units to be recognized over a weighted-average period of 1.8 years.

Stock options granted by the Company during the year ended December 31, 2020 had an aggregate grant-date fair value of $79 million. At December 31, 2021, there was $27 million of estimated total future stock-based compensation expense related to unvested stock options to be recognized over a weighted-average period of 1.2 years.

Restricted Stock Units

The Company makes broad-based grants of restricted stock units that generally vest during a period of one- to three-years, subject to certain exceptions for terminations other than for "cause," for "good reason," or on account of death or disability.

The following table summarizes the activity of restricted stock units for employees and non-employee directors during the year ended December 31, 2021:

Restricted Stock Units	Shares	Weighted-average Grant-date Fair Value

Unvested at December 31, 2020	305,959	$1,697

Granted	142,149	$2,282
Vested	(118,675)	$1,801
Forfeited	(47,509)	$1,902
Unvested at December 31, 2021	281,924	$1,914

Performance Share Units

The Company grants performance share units to executives and certain other employees, which generally vest at the end of a three-year period (with the exception of certain shorter term performance share units granted in 2021 that vest at the end of one and two years), subject to certain exceptions for terminations other than for "cause," for "good reason," or on account of death or disability. The number of shares that ultimately vest depends on achieving certain performance metrics, performance goals, stock price increase and/or relative total shareholder return, as applicable, by the end of the performance period, assuming there is no accelerated vesting for, among other things, a termination of employment under certain circumstances.

The following table summarizes the activity of performance share units for employees during the year ended December 31, 2021:

Performance Share Units	Shares	Weighted-average Grant-date Fair Value

Unvested at December 31, 2020	84,478	$1,930

Granted(1)	42,173	$2,287
Vested	(55,426)	$1,999
Performance Shares Adjustment(2)	44,346	$2,125
Forfeited	(7,248)	$1,792
Unvested at December 31, 2021	108,323	$2,123
(1)    Excludes 12,251 performance share units awarded during the year ended December 31, 2021 for which the grant date             under ASC 718, Compensation - Stock Compensation, was not established as of December 31, 2021. Among other conditions, for the grant date to be established, a mutual understanding is required to be reached between the Company and the employee of the key terms and conditions of the award, including the performance targets. The performance targets for each of the annual performance periods under the award are set at the beginning of the respective year.
(2)    Probable outcome for performance-based awards is updated based upon changes in actual and forecasted operating results or expected achievement of performance goals, as applicable, and the impact of modifications.

The following table summarizes the estimated vesting, as of December 31, 2021, of performance share units granted in 2021, 2020, and 2019, net of forfeiture and vesting since the respective grant dates:

Performance Share Units, by grant year	2021(1)	2020	2019
Shares probable to be issued	63,523	11,752	33,048
Shares not subject to the achievement of minimum performance thresholds	28,198	—	33,048
Shares that could be issued if maximum performance thresholds are met	63,523	18,080	61,669
(1)    Excludes performance share units awarded during the year ended December 31, 2021 for which the grant date under ASC 718 was not established as disclosed above.

Stock Options

In 2020, the Company granted stock options to certain employees that vest in March 2023, subject to certain exceptions for terminations other than for "cause," for "good reason," or on account of death or disability. No stock options were granted to the executive officers of the Company. Stock options granted or assumed in acquisitions generally have a term of 10 years from the grant date. The fair value of stock options granted is estimated on the grant date using the Black-Scholes option pricing model and is affected by assumptions regarding a number of complex and subjective variables. The use of an option pricing model requires the use of several assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the Company’s historical volatility over the expected term of the option and implied volatility of publicly traded options of the Company’s common stock. The expected term of the options represents the estimated period of time until option exercise. Since the Company has limited historical stock option exercise experience, the Company used the simplified method in estimating the expected term, which is calculated as the average of the sum of the vesting term and the original contractual term of the options. The risk-free interest rate is based on U.S. Treasury zero-coupon issues at the time of grant for the expected term of the option.

The following table summarizes the assumptions used to value options granted during the year ended December 31, 2020 using the Black-Scholes options pricing model:

Black-Scholes assumptions
Risk-free interest rate	0.56%
Expected term in years	6.4
Expected stock price volatility	33.8%
Expected dividend yield	0%

The following table summarizes the activity for stock options during the year ended December 31, 2021:

Employee Stock Options	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-average Remaining Contractual Term (in years)
Balance, December 31, 2020	152,746	$1,401	$126	9.3
Exercised	(3,768)	$1,212
Expired	(281)	$716
Forfeited	(12,846)	$1,411
Balance, December 31, 2021	135,851	$1,407	$135	8.3
Exercisable at December 31, 2021	836	$788	$1	1.8

Stock options granted by the Company during the year ended December 31, 2020 had a weighted-average grant-date fair value per option of $485. The aggregate intrinsic value of employee stock options exercised during the years ended December 31, 2021, 2020, and 2019 was $4 million, $15 million, and $20 million, respectively.

5.    INVESTMENTS
The following table summarizes, by major security type, the Company's investments at December 31, 2021 (in millions):

	Cost	Gross Unrealized Gains /Upward Adjustments	Gross Unrealized Losses /Downward Adjustments	Carrying Value
Short-term investments:
Debt securities:
Trip.com Group convertible debt securities	$25	$—	$—	$25

Long-term investments:
Investments in private companies:
Equity securities	$66	$259	$—	$325
Other long-term investments:
Equity securities	1,165	1,990	(305)	2,850
Total	$1,231	$2,249	$(305)	$3,175

The following table summarizes, by major security type, the Company's investments at December 31, 2020 (in millions):

	Cost	Gross Unrealized Gains /Upward Adjustments	Gross Unrealized Losses /Downward Adjustments	Carrying Value
Short-term investments:
Debt securities:
Trip.com Group convertible debt securities	$500	$1	$—	$501

Long-term investments:
Investments in private companies:
Debt securities	$200	$—	$—	$200
Equity securities	552	3	(100)	455
Other long-term investments:
Debt securities:
Trip.com Group convertible debt securities	25	—	(1)	24
Equity securities	463	2,617	—	3,080
Total	$1,240	$2,620	$(101)	$3,759

Investments in Government and Corporate Debt Securities

During the year ended December 31, 2020, the Company realized $2.2 billion in cash from sales and maturities of its investments in government and corporate debt securities.

Investments in Trip.com Group

At December 31, 2020, the Company had $525 million invested in convertible senior notes issued at par value by Trip.com Group including $25 million six-year convertible senior notes issued in September 2016 and $500 million ten-year convertible senior notes issued in December 2015. The $500 million convertible senior notes included a put option allowing the Company, at its option, to require a prepayment in cash from Trip.com Group at the end of the sixth year of the note. In December 2021, the Company redeemed the investment of $500 million in Trip.com Group's convertible senior notes.

During the year ended December 31, 2020, the Company sold its entire investment in Trip.com Group American Depositary Shares ("ADSs"), with a cost basis of $655 million, for $525 million. "Other income (expense), net" in the Consolidated Statements of Operations includes a net realized loss of $201 million and a net unrealized gain of $141 million for the years ended December 31, 2020 and 2019, respectively, related to these ADSs. In May 2020, the Company's May 2015 investment of $250 million in Trip.com Group's convertible senior notes was repaid upon maturity.

Investment in Meituan

In 2017, the Company invested $450 million in Meituan, the leading e-commerce platform for local services in China. The investment is classified as equity securities with readily determinable fair value. The investment had a fair value of $2.3 billion and $3.1 billion at December 31, 2021 and 2020, respectively, which is included in "Long-term investments" in the Consolidated Balance Sheets. Net unrealized losses of $731 million for the year ended December 31, 2021 and net unrealized gains of $2.0 billion and $602 million for the years ended December 31, 2020 and 2019, respectively, related to this investment, are included in "Other income (expense), net" in the Consolidated Statements of Operations. As of February 22, 2022, the market prices of Meituan's shares decreased by 24% as compared to the market prices on December 31, 2021.

Investment in DiDi Global Inc.

In 2018, the Company invested $500 million in preferred shares of DiDi Global Inc. ("DiDi"). The investment was classified as equity securities without readily determinable fair values and measured at cost less impairment, if any. The investment was also required to be measured at fair value as of the date of certain observable transactions for the identical or a similar investment issued by DiDi. In June 2021, DiDi announced the pricing of its initial public offering of ADSs, with four ADSs representing one Class A ordinary share, and its ADSs began publicly trading on the New York Stock Exchange. As a result of DiDi's initial public offering, the Company's investment was converted to Class A ordinary shares and classified as equity securities with readily determinable fair values. The investment had a fair value of $195 million at December 31, 2021, which is included in "Long-term investments" in the Company's Consolidated Balance Sheet. The Company recorded unrealized losses of $205 million in "Other income (expense), net" in the Consolidated Statement of Operations for the year ended December 31, 2021. In December 2021, DiDi announced that its board of directors has authorized the initiation of certain corporate actions, including the delisting of its ADSs from the New York Stock Exchange, listing of its class A ordinary shares on the Main Board of the Hong Kong Stock Exchange and obtaining the approval of DiDi's shareholders, as required. As of February 22, 2022, the market prices of DiDi's ADSs decreased by 15% as compared to the market prices on December 31, 2021.

During the three months ended March 31, 2020, the Company recognized an impairment charge of $100 million to the investment due to the impact of the COVID-19 pandemic (see Note 2) that resulted in an adjusted carrying value of $400 million at each of March 31, 2020 and December 31, 2020 (see Note 6).

Investment in Grab Holdings Limited

In 2018, the Company invested $200 million in preferred shares of Grab Holdings Inc. The investment was classified as debt securities for accounting purposes and categorized as available-for-sale, with the aggregate unrealized gains and losses, net of tax, reflected in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. In December 2021, pursuant to a business combination transaction involving Grab Holdings Inc., Grab Holdings Limited (“Grab”) and Altimeter Growth Corp. (the "Grab Transaction"), the preferred shares were converted to Class A ordinary shares of Grab and such ordinary shares began publicly trading on the NASDAQ Stock Market. As a result, the Company's investment was classified as equity securities with readily determinable fair values. In connection with the Grab Transaction, the Company entered into a lock-up agreement, which restricts the sale or transfer of certain of the Company's shares in Grab for specified periods. The investment had a fair value of $301 million and $200 million at December 31, 2021 and 2020, respectively, which is included in "Long-term investments" in the Company's Consolidated Balance Sheets. The Company recorded unrealized gains of $101 million in "Other income (expense), net" in the Consolidated Statement of Operations for the year ended December 31, 2021. As of February 22, 2022, the market prices of Grab's shares decreased by 27% as compared to the market prices on December 31, 2021.

Investments in Private Companies

Equity Securities without Readily Determinable Fair Values

The Company had $66 million and $552 million invested in equity securities of private companies at December 31, 2021 and 2020, respectively, including $51 million invested in Yanolja Co., Ltd. ("Yanolja"), at each date. These investments are measured at cost less impairment, if any. Such investments are also required to be measured at fair value as of the date of certain observable transactions for the identical or a similar investment of the same issuer. These investments are included in "Long-term investments" in the Company's Consolidated Balance Sheets. The investment balance at December 31, 2020 includes the Company's investment in DiDi, which was reclassified as equity securities with readily determinable fair values as disclosed above.

In July 2021, Yanolja announced a new round of funding into the company. The new round of funding and certain other transactions in the equity securities of Yanolja were completed in October 2021. As a result of these observable transactions, the Company recorded an unrealized gain of $255 million in "Other income (expense), net" in the Consolidated Statement of Operations for the year ended December 31, 2021 that resulted in an adjusted carrying value of $306 million at December 31, 2021.
6.    FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value at December 31, 2021 and nonrecurring fair value measurements are classified in the categories described in the table below (in millions):

	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
ASSETS:
Cash equivalents and restricted cash equivalents:
Money market fund investments	$10,410	$—	$—	$10,410
Time deposits and certificates of deposit	25	—	—	25
Short-term investments:
Trip.com Group convertible debt securities	—	25	—	25
Long-term investments:
Other long-term investments:
Equity securities	2,850	—	—	2,850
Derivatives:
Foreign currency exchange derivatives	—	5	—	5
Total assets at fair value	$13,285	$30	$—	$13,315

LIABILITIES:
Foreign currency exchange derivatives	$—	$11	$—	$11

Nonrecurring fair value measurements
Investments in equity securities of private companies (1)	$—	$325	$—	$325
(1)    During the year ended December 31, 2021, the Company recorded upward adjustments to its investments in equity securities of private companies based on observable price changes in orderly transactions for identical or similar investments of the same issuer (see Note 5).

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

Rollforward of Level 3 Recurring Fair Value Measurements

The following table summarizes the fair value adjustments for debt securities measured using significant unobservable inputs (level 3) (in millions):

	For the Year Ended December 31,
	2021(1)	2020(2)
Balance, beginning of year	$200	$250
Unrealized gains (losses)	265	—
Transfers out of Level 3	(465)	(50)
Balance, end of year	$—	$200
(1)    In December 2021, as a result of the Grab Transaction, the Company’s investment in Grab was reclassified as equity securities with readily determinable fair values (see Note 5) and the aggregate unrealized gains of $265 million was reclassified from "Accumulated other comprehensive loss" in the Consolidated Balance Sheet to "Other income (expense), net" in the Consolidated Statement of Operation for the year ended December 31, 2021 (see Note 14)
(2)    The Company recognized an unrealized loss of $20 million during the three months ended March 31, 2020 and an unrealized gain of $20 million during the three months ended June 30, 2020 related to the investment in Grab Holdings Inc., which is recorded in "Accumulated other comprehensive loss" in the Consolidated Balance Sheet. During the year ended December 31, 2020, the Company's investment in Yanolja was reclassified as equity securities without readily determinable fair value due to changes in the redemption features of the preferred shares.

Investments

See Note 5 for additional information related to the Company's investments.

The valuation of investments in Trip.com Group convertible debt securities are considered "Level 2" valuations because the Company has access to quoted prices for identical or comparable securities, but does not have visibility into the volume and frequency of trading for these investments. A market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace. During the year ended December 31, 2021, the Company recorded an upward adjustment for its investment in Yanolja using Level 2 inputs (see Note 5).

Investments in private companies measured using Level 3 inputs
As of December 31, 2020, the Company’s investments measured using Level 3 inputs primarily consisted of preferred stock investments in privately-held companies that were classified as either debt securities or equity securities without readily determinable fair values. Fair values of privately held securities are estimated using a variety of valuation methodologies, including both market and income approaches. The Company has used valuation techniques appropriate for the type of investment and the information available about the investee as of the valuation date to determine fair value. Recent financing transactions in the investee, such as new investments in preferred stock, are generally considered the best indication of the enterprise value and therefore used as a basis to estimate fair value. However, based on a number of factors, such as the proximity in timing to the valuation date or the volume or other terms of these financing transactions, the Company may also use other valuation techniques to supplement this data, including the income approach. In addition, an option-pricing model ("OPM") is utilized to allocate value to the various classes of securities of the investee, including the class owned by the Company. The model includes assumptions around the investees' expected time to liquidity and volatility.

The Company's investment in Grab Holdings Inc., which was classified as a debt security for accounting purposes at December 31, 2020, had an aggregate estimated fair value of $200 million at December 31, 2020. The Company measured this investment using Level 3 inputs and management's estimates that incorporated the current market participant expectations of future cash flows considered alongside recent financing transactions of the investee and other relevant information. As a result of the Grab Transaction in 2021, the Company’s investment was converted to Class A ordinary shares of Grab and classified as equity securities with readily determinable fair values (see Note 5). At December 31, 2021, the investment had a fair value of $301 million.

For the investment in the equity securities of DiDi, considering the impact of the COVID-19 pandemic (see Note 2), the Company performed an impairment analysis as of March 31, 2020 that resulted in an adjusted carrying value of $400 million at each of March 31, 2020 and December 31, 2020. As a result of DiDi's initial public offering in 2021, the

Company's investment was converted to Class A ordinary shares and classified as equity securities with readily determinable fair values (see Note 5). At December 31, 2021, the investment had a fair value of $195 million.

The determination of the fair values of investments in private companies, where the Company is a minority shareholder and has access to limited information from the investee, reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding the investee’s expected growth rates and operating margin, expected length and severity of the impact of the COVID-19 pandemic on the investee and the shape and timing of the subsequent recovery, as well as other key assumptions with respect to matters outside of the Company's control, such as discount rates and market comparables. It requires significant judgments and estimates and actual results could be materially different than those judgments and estimates utilized in the fair value estimate. Future events and changing market conditions may lead the Company to re-evaluate the assumptions reflected in the valuation, particularly the assumptions related to the length and severity of the COVID-19 pandemic and the shape and timing of the recovery and the overall impact on the investee’s business, which may result in a need to recognize an additional impairment charge that could have a material adverse effect on the Company's results of operations.

Derivatives

Derivatives not designated as hedges

The Company's derivative instruments are valued using pricing models. Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility and foreign currency exchange rates. The valuation of derivatives are considered "Level 2" fair value measurements. The Company's derivative instruments are typically short-term in nature. The Company reports the fair values of its derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets in "Other current assets" and "Accrued expenses and other current liabilities," respectively. As of December 31, 2021 and 2020, the Company did not designate any derivatives as hedges for accounting purposes. Gains and losses resulting from changes in the fair values of derivative instruments are recognized in "Other income (expense), net" in the Consolidated Statements of Operations in the period that the changes occur and cash flow impacts, if any, are classified within "Net cash provided by operating activities" in the Consolidated Statements of Cash Flows.

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

The table below provides estimated fair values and notional amounts of foreign currency exchange derivatives outstanding at December 31, 2021 and 2020 (in millions). The notional amount of a foreign currency forward contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheet.

	December 31, 2021	December 31, 2020
Estimated fair value of derivative assets	$5	$9
Estimated fair value of derivative liabilities	$11	$7

Notional amount:
Foreign currency purchases	$840	$898
Foreign currency sales	$1,857	$839

The effect of foreign currency exchange derivatives recorded in "Other income (expense), net" in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019 is as follows (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Losses on foreign currency exchange derivatives	$30	$31	$19

Derivatives designated as cash flow hedges

In March 2021, the Company entered into reverse treasury lock agreements with certain financial institutions, with an aggregate notional amount of $1.8 billion and expiration date of March 31, 2021, to hedge the risk of changes in the cash flows related to the planned redemption, in April 2021, of the Senior Notes due April 2025 (the "April 2025 Notes") and the Senior Notes due April 2027 (the "April 2027 Notes") attributable to changes in the underlying U.S. treasury notes' interest rates. The Company designated the reverse treasury lock agreements as cash flow hedges. As of March 31, 2021, the Company recognized unrealized losses of $15 million in "Accumulated other comprehensive loss" in the Consolidated Balance Sheet. In April 2021, the Company settled the reverse treasury lock agreements for an aggregate amount of $15 million and also redeemed the April 2025 Notes and the April 2027 Notes. The cash flows related to the reverse treasury lock agreements are classified within "Net cash (used in) provided by financing activities" in the Consolidated Statement of Cash Flows. During the three months ended June 30, 2021, the Company reclassified the losses on the cash flow hedges from "Accumulated other comprehensive loss" in the Consolidated Balance Sheet to "Other income (expense), net" in the Consolidated Statement of Operations, concurrently with the recognition of the losses upon early extinguishment of the April 2025 Notes and the April 2027 Notes (see Note 12).

Other Financial Assets and Liabilities

At December 31, 2021 and 2020, the Company's cash consisted of bank deposits. Cash equivalents principally include money market fund investments, time deposits, and certificates of deposit. Other financial assets and liabilities, including restricted cash, accounts payable, accrued expenses, and deferred merchant bookings, are carried at cost which approximates their fair value because of the short-term nature of these items. Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Note 12 for the estimated fair value of the Company's outstanding senior notes.

Goodwill

See Note 11 for nonrecurring fair value measurements related to the goodwill impairment test.

7.     ACCOUNTS RECEIVABLE AND OTHER FINANCIAL ASSETS

Accounts receivable in the Consolidated Balance Sheets at December 31, 2021 and 2020 includes receivables from customers of $1.1 billion and $510 million, respectively, and receivables from third-party payment processors of $310 million and $159 million, respectively. The remaining balance principally relates to receivables from marketing affiliates. The Company's receivables are short-term in nature. In addition, the Company had prepayments to certain customers of $67 million and $107 million at December 31, 2021 and 2020, respectively, which are included in "Prepaid expenses, net," and $18 million and $45 million at December 31, 2021 and 2020, respectively, which is included in "Other assets, net" in the Consolidated Balance Sheets. The amounts mentioned above are stated on a gross basis, before deducting the allowance for expected credit losses.

For periods prior to January 1, 2020, receivables from customers were recorded at the original invoiced amounts net of an allowance for doubtful accounts. On January 1, 2020, the Company adopted the accounting standards update on the measurement of expected credit losses, which requires the Company to estimate lifetime expected credit losses upon recognition of the financial assets.

In 2020, due to the impact of the COVID-19 pandemic (see Note 2), given the severe downturn in the global travel industry and the financial difficulties faced by many of the Company’s travel service provider and restaurant customers and marketing affiliates, the Company increased its provision for expected credit losses on receivables from and prepayments to its customers and marketing affiliates. Significant judgments and assumptions are required to estimate the allowance for expected credit losses and such assumptions may change in future periods, particularly the assumptions related to the impact of the COVID-19 pandemic on the business prospects and financial condition of customers and marketing affiliates and the Company’s ability to collect the receivable or recover the prepayment. In 2021, based on its review of recent historical credit loss experience and stability in the economic conditions in certain markets, the Company revised its estimates of expected credit losses.

The following table summarizes the activity of the allowance for expected credit losses on receivables (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$166	$49	$51
Provision charged to earnings	48	216	69
Write-offs and adjustments	(107)	(116)	(70)
Foreign currency translation adjustments	(6)	17	(1)
Balance, end of year	$101	$166	$49

The allowance for expected credit losses on receivables as of December 31, 2021 and 2020 includes a portion of the amounts related to refunds paid or payable to certain travelers without a corresponding estimated expected recovery from the travel service providers. For the years ended December 31, 2021 and 2020, the Company recorded a reduction in revenue of $13 million and $37 million, respectively, for such refunds, which is included in "Provision charged to earnings" in the table above.

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

	For the Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$55	$6	$10
Provision charged to expense	(4)	51	(4)
Write-offs and adjustments	(5)	(2)	—
Foreign currency translation adjustments	1	—	—
Balance, end of year	$47	$55	$6

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

A reconciliation of the weighted-average number of shares outstanding used in calculating diluted net income per share is as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Weighted-average number of basic common shares outstanding	41,042	40,974	43,082
Weighted-average dilutive stock options, restricted stock units and performance share units	209	158	203
Assumed conversion of convertible senior notes	111	28	224
Weighted-average number of diluted common and common equivalent shares outstanding	41,362	41,160	43,509

For the years ended December 31, 2021 and 2020, 12,722 and 124,922 potential common shares, respectively, related to stock options, restricted stock units, and performance share units, as applicable, were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the respective year.

9.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net at December 31, 2021 and 2020 consist of the following (in millions):

	2021	2020	Estimated Useful Lives (years)
Computer equipment	$728	$746	2 to 6 years
Capitalized software	742	565	2 to 5 years
Leasehold improvements	268	278	1 to 15 years
Office equipment, furniture and fixtures	61	63	2 to 8 years
Building construction-in-progress	328	257
Total	2,127	1,909
Less: Accumulated depreciation	(1,305)	(1,153)
Property and equipment, net	$822	$756

Depreciation expense was $259 million, $291 million, and $294 million for the years ended December 31, 2021, 2020, and 2019, respectively. Additions to capitalized software during the years ended December 31, 2021, 2020, and 2019 were $191 million, $144 million, and $109 million, respectively.

Additional information related to Consolidated Statements of Cash Flows

Noncash investing activity related to additions to property and equipment, including stock-based compensation and accrued liabilities, was $51 million, $4 million, and $15 million for the years ended December 31, 2021, 2020, and 2019, respectively.

10.    LEASES

The Company has operating leases for office space, data centers, and the land for Booking.com's future headquarters (see Note 16). The Company’s weighted-average discount rate for leases was approximately 2.0% and 2.2% as of December 31, 2021 and 2020, respectively. The weighted-average remaining lease terms were approximately 8.4 years and 8.1 years as of December 31, 2021 and 2020, respectively.

The Company recognized the following related to operating leases in its Consolidated Balance Sheets at December 31, 2021 and 2020 (in millions):

		December 31,
	Classification in Consolidated Balance Sheets	2021	2020
Operating lease assets	Operating lease assets	$496	$529
Lease Liabilities:
Current operating lease liabilities	Accrued expenses and other current liabilities	$143	$159
Non-current operating lease liabilities	Operating lease liabilities	351	366
Total operating lease liabilities		$494	$525

The Company recognized the following related to operating leases in its Consolidated Statements of Operations (in millions):

		Year Ended December 31,
	Classification in Consolidated Statements of Operations	2021	2020	2019
Lease expense	General and administrative and Information technology	$185	$194	$183
Variable lease expense	General and administrative and Information technology	46	46	56
Less: Sublease income	General and administrative	(3)	(2)	(2)
Total lease expense, net of sublease income		$228	$238	$237

As of December 31, 2021, the future lease payments for operating leases are as follows (in millions):

2022	$151
2023	100
2024	59
2025	49
2026	39
Thereafter	152
Total remaining lease payments	$550
Less: Imputed interest	(56)
Total operating lease liabilities	$494

As of December 31, 2021, the Company has entered into leases that have not yet commenced with future lease payments of approximately $33 million which are not reflected in the table above. These leases will commence in 2022 with lease terms of up to six years and will be recognized upon lease commencement.

Supplemental cash flow information related to operating leases is as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$186	$200	$189
Operating lease assets obtained in exchange for lease liabilities	162	67	155

"Operating lease amortization" presented in the operating activities section of the Consolidated Statements of Cash Flows reflects the portion of the operating lease expense from the amortization of the operating lease assets.

11.    GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

A substantial portion of the Company's intangible assets and goodwill relates to the acquisitions of OpenTable, KAYAK, and Getaroom. See Note 19 for further information related to the acquisition of Getaroom in December 2021.

Goodwill

The changes in the balance of goodwill for the years ended December 31, 2021 and 2020 consist of the following (in millions):

	2021	2020
Balance, beginning of year	$1,895	$2,913
Acquisitions	1,022	—
Impairments	—	(1,062)
Foreign currency translation adjustments	(30)	44
Balance, end of year (1)	$2,887	$1,895
 (1)    The balance of goodwill as of December 31, 2021 and 2020 is stated net of cumulative impairment charges of $2.0 billion.

At September 30, 2021, the Company performed its annual goodwill impairment test and concluded that there was no impairment of goodwill. No additional impairment indicators were identified as of December 31, 2021.

2020 Interim Goodwill Impairment Test

Due to the significant and negative financial impact of the COVID-19 pandemic (see Note 2), the Company performed an interim period goodwill impairment test at March 31, 2020 and recognized a goodwill impairment charge of $489 million related to the OpenTable and KAYAK reporting unit for the three months ended March 31, 2020, which is not tax-deductible, resulting in an adjusted carrying value of goodwill for OpenTable and KAYAK of $1.5 billion at March 31, 2020. The goodwill impairment was primarily driven by a significant reduction in the forecasted near-term cash flows of OpenTable and KAYAK as well as the significant decline in comparable companies' market values as a result of the COVID-19 pandemic.

The estimated fair value of OpenTable and KAYAK was determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and a market approach (applying the recent decline in enterprise values of comparable publicly-traded companies to the recently calculated fair value for OpenTable and KAYAK, as well as applying comparable company multiples).

The income approach estimates fair value utilizing long-term growth rates and discount rates applied to the cash flow projections. In the cash flow projections, the Company assumed at the time that OpenTable and KAYAK would experience a significant decline in near-term cash flows with a recovery to 2019 levels of financial performance (including profitability) occurring in 2023. The shape and timing of the recovery was a key assumption in the fair value calculation (both in the income and market approaches).

2020 Annual Goodwill Impairment Test

As of September 30, 2020, the Company performed its annual goodwill impairment test and recognized a goodwill impairment charge of $573 million for the OpenTable and KAYAK reporting unit for the three months ended September 30, 2020, which is not tax-deductible, resulting in an adjusted carrying value of goodwill for OpenTable and KAYAK of $1.0 billion at September 30, 2020. The goodwill impairment was primarily driven by a significant reduction in the forecasted cash flows of OpenTable and KAYAK, reflecting a longer assumed recovery period to 2019 levels of profitability, mainly due to the continued material adverse impact of the COVID-19 pandemic, including its impact on the flight vertical at KAYAK, and the lowered outlook for monetization opportunities in restaurant reservation services.

The estimated fair value of OpenTable and KAYAK was determined using a combination of standard valuation techniques, including an income approach (discounted cash flows) and a market approach (applying comparable company multiples).

The income approach estimates fair value utilizing long-term growth rates and discount rates applied to the cash flow projections. The income approach, applied as of September 30, 2020, reflected a reduction in the forecasted cash flows of OpenTable and KAYAK and a longer assumed recovery period to 2019 levels of profitability, driven primarily by a lowered outlook for monetization opportunities in restaurant reservation services and slower than previously expected recovery trends for airline travel, which is a key vertical for KAYAK. For the interim goodwill impairment test at March 31, 2020, the Company expected a recovery to 2019 levels of financial performance occurring in 2023 for OpenTable and KAYAK. Based on the Company's evaluation of all relevant information available as of September 30, 2020 for the annual goodwill impairment test, the Company expected at the time that OpenTable and KAYAK would not return to the 2019 level of profitability within five years from that date, and that it was uncertain whether the shape of the recovery would ultimately match the Company’s expectations. An increase or decrease of one percentage point to the profitability growth rates used in the cash flow projections would have resulted in an increase or decrease of approximately $100 million to the estimated fair value of OpenTable and KAYAK as of September 30, 2020. The discount rate is determined based on the reporting unit’s estimated weighted-average cost of capital and adjusted to reflect the risks inherent in its cash flows, which requires significant judgments. The discount rate used for the annual goodwill impairment test as of September 30, 2020 was higher than the discount rate used for the interim goodwill impairment test as of March 31, 2020. If the discount rate used in the income approach increases or decreases by 0.5%, the impact to the estimated fair value of OpenTable and KAYAK, at September 30, 2020, would have ranged from a decrease of approximately $65 million to an increase of approximately $70 million.

The estimation of fair value reflects numerous assumptions that are subject to various risks and uncertainties, including key assumptions regarding OpenTable and KAYAK’s expected growth rates and operating margin, expected length and severity of the impact from the COVID-19 pandemic, the shape and timing of the subsequent recovery, and the competitive environment, as well as other key assumptions with respect to matters outside of the Company's control, such as discount rates and market comparables. It requires significant judgments and estimates and actual results could be materially different than the judgments and estimates used to estimate fair value. Future events and changing market conditions may lead the Company to re-evaluate the assumptions reflected in the current forecast disclosed above, particularly the assumptions related to the length and severity of the COVID-19 pandemic and the shape and timing of the subsequent recovery, which may result in a need to recognize an additional goodwill impairment charge that could have a material adverse effect on the Company's results of operations.

Intangible Assets and Other Long-lived Assets

The Company's intangible assets at December 31, 2021 and 2020 consist of the following (in millions):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period

Supply and distribution agreements	$1,407	$(591)	$816	$1,136	$(552)	$584	3 - 20 years

Technology	297	(151)	146	174	(144)	30	2 - 7 years

Internet domain names	41	(36)	5	44	(37)	7	5 - 20 years

Trade names	1,814	(724)	1,090	1,824	(633)	1,191	4 -20 years

Other intangible assets	2	(2)	—	2	(2)	—	Up to 15 years
Total intangible assets	$3,561	$(1,504)	$2,057	$3,180	$(1,368)	$1,812

Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives. Amortization expense was $162 million, $167 million, and $175 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The estimated future annual amortization expense for the Company's intangible assets at December 31, 2021 is as follows (in millions):

2022	$224
2023	222
2024	221
2025	215
2026	180
Thereafter	995
$2,057

The Company reviews long-lived assets, including intangible assets and operating lease assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Due to the significant and negative financial impact of the COVID-19 pandemic (see Note 2), at March 31, 2020, the Company performed the recoverability test of its long-lived assets and concluded that there was no impairment. At September 30, 2020, for OpenTable and KAYAK, the Company performed the recoverability test of its long-lived assets due to additional impairment indicators and concluded that there was no impairment. At December 31, 2021, no additional impairment indicators were identified for the Company's long-lived assets.

12.     DEBT

Revolving Credit Facility

In August 2019, the Company entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. U.S. Dollar-denominated borrowings under the revolving credit facility will bear interest, at the Company’s option, at a rate per annum equal to either (i) the London Inter-bank Offered Rate, or if such London Inter-bank Offered Rate is no longer available, the agreed alternate rate of interest ("LIBOR") (but no less than 0%) for the interest period in effect for such borrowing plus an applicable margin ranging from 0.875% to 1.50%; or (ii) the sum of (x) the greatest of (a) JPMorgan Chase Bank, N.A.'s prime lending rate, (b) the U.S. federal funds rate plus 0.50% and (c) LIBOR (but no less than 0%) for an interest period of one month plus 1.00%, plus (y) an applicable margin ranging from 0% to 0.50%. Following an amendment to the revolving credit facility in December 2021, (i) Euro-denominated borrowings under the revolving credit facility will bear interest at a rate per annum equal to the Euro Interbank Offered Rate ("EURIBOR"), or if EURIBOR is no longer available, the agreed alternate rate of interest (but no less than 0%) for the interest period in effect for such borrowing and (ii) Pounds Sterling-denominated borrowings under the revolving credit facility will bear interest at a rate per annum equal to the Sterling Overnight Index Average ("SONIA"), or if SONIA is no longer available, the agreed alternate rate of interest (but no less than 0%), in each case, plus an applicable margin ranging from 0.875% to 1.50%. Undrawn balances available under the revolving credit facility are subject to commitment fees at the applicable rate ranging from 0.07% to 0.20%.

The revolving credit facility provides for the issuance of up to $80 million of letters of credit as well as borrowings of up to $100 million on same-day notice, referred to as swingline loans. Other than swingline loans, which are available only in U.S. Dollars, borrowings and letters of credit under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility can be used for working capital and general corporate purposes, including acquisitions, share repurchases and debt repayments. At December 31, 2021 and 2020, there were no borrowings outstanding and $4 million of letters of credit issued under this revolving credit facility.

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

Outstanding Debt

Outstanding debt at December 31, 2021 consists of the following (in millions):

December 31, 2021	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current liabilities:
0.8% (€1 Billion) Senior Notes due March 2022	$1,137	$—	1,137
2.15% (€750 Million) Senior Notes due November 2022	853	(1)	852
Total current liabilities	$1,990	$(1)	$1,989

Long-term debt:
2.75% Senior Notes due March 2023	$500	$(1)	$499
2.375% (€1 Billion) Senior Notes due September 2024	1,137	(5)	1,132
3.65% Senior Notes due March 2025	500	(1)	499
0.1% (€950 Million) Senior Notes due March 2025	1,080	(4)	1,076
0.75% Convertible Senior Notes due May 2025	863	(99)	764
3.6% Senior Notes due June 2026	1,000	(4)	996
1.8% (€1 Billion) Senior Notes due March 2027	1,137	(3)	1,134
3.55% Senior Notes due March 2028	500	(2)	498
0.5% (€750 Million) Senior Notes due March 2028	853	(5)	848
4.625% Senior Notes due April 2030	1,500	(9)	1,491
Total long-term debt	$9,070	$(133)	$8,937

Outstanding debt at December 31, 2020 consists of the following (in millions):

December 31, 2020	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current liabilities:
0.9% Convertible Senior Notes due September 2021	$1,000	$(15)	$985
Long-term debt:
0.8% (€1 Billion) Senior Notes due March 2022	$1,223	$(1)	$1,222
2.15% (€750 Million) Senior Notes due November 2022	919	(4)	915
2.75% Senior Notes due March 2023	500	(1)	499
2.375% (€1 Billion) Senior Notes due September 2024	1,223	(7)	1,216
3.65% Senior Notes due March 2025	500	(2)	498
4.1% Senior Notes due April 2025	1,000	(5)	995
0.75% Convertible Senior Notes due May 2025	863	(128)	735
3.6% Senior Notes due June 2026	1,000	(4)	996
1.8% (€1 Billion) Senior Notes due March 2027	1,223	(2)	1,221
4.5% Senior Notes due April 2027	750	(5)	745
3.55% Senior Notes due March 2028	500	(2)	498
4.625% Senior Notes due April 2030	1,500	(11)	1,489
Total long-term debt	$11,201	$(172)	$11,029

Fair Value of Debt

At December 31, 2021 and 2020, the estimated fair value of the outstanding debt was approximately $12.1 billion and $14.0 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period. The estimated fair value of the Company's debt in excess of the outstanding principal amount at December 31, 2021 and 2020 primarily relates to the conversion premium on the Convertible Senior Notes and the outstanding Senior Notes due April 2030.

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

Description of Convertible Senior Notes

In April 2020, the Company issued $863 million aggregate principal amount of Convertible Senior Notes due May 2025 with an interest rate of 0.75% (the "May 2025 Notes"). The Company paid $19 million in debt issuance costs during the year ended December 31, 2020 related to this offering. The May 2025 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $1,886.44 per share. The May 2025 Notes are convertible, at the option of the holder, prior to November 1, 2024, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the May 2025 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the May 2025 Notes in an aggregate value ranging from $0 to $235 million depending upon the date of the transaction and the then current stock price of the Company. Starting on November 1, 2024, holders will have the right to convert all or any portion of the May 2025 Notes, regardless of the Company's stock price. The May 2025 Notes may not be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the May 2025 Notes for cash in certain circumstances. Interest on the May 2025 Notes is payable on May 1 and November 1 of each year. At December 31, 2021, the if-converted value of the May 2025 Notes exceeded the aggregate principal amount by $166 million.

In August 2014, the Company issued $1.0 billion aggregate principal amount of Convertible Senior Notes due September 2021, with an interest rate of 0.9% (the "September 2021 Notes"). In September 2021, in connection with the maturity of the September 2021 Notes, the Company paid $1.0 billion to satisfy the aggregate principal amount due and an additional $86 million conversion premium in excess of the principal amount.

In May 2013, the Company issued $1.0 billion aggregate principal amount of Convertible Senior Notes due June 2020, with an interest rate of 0.35% (the "June 2020 Notes"). In June 2020, in connection with the maturity of the outstanding June 2020 Notes, the Company paid $1.0 billion to satisfy the aggregate principal amount due and an additional $245 million conversion premium in excess of the principal amount.

Cash-settled convertible debt, such as the Company's convertible senior notes, is separated into debt and equity components at issuance and each component is assigned a value. The value assigned to the debt component is the estimated fair value, at the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount. Debt discount is amortized using the effective interest rate method over the period from the origination date through the stated maturity date. The Company estimated the borrowing rates at debt origination to be 4.10% for the May 2025 Notes, 3.18% for the September 2021 Notes and 3.13% for the June 2020 Notes, considering its credit rating and similar debt of the Company or comparable corporate issuers without the conversion feature. The yield to maturity was estimated at an at-market coupon priced at par.

Debt discount after tax of $100 million ($130 million before tax) related to the May 2025 Notes and $83 million ($143 million before tax) related to the September 2021 Notes less debt issuance costs allocated to the equity component of the respective convertible notes was recorded in "Additional paid-in capital" in the balance sheet at debt origination.

Based on the closing price of the Company's common stock for the prescribed measurement periods for the three months ended December 31, 2021 and 2020, the contingent conversion thresholds on the May 2025 Notes were not exceeded and therefore the notes were not convertible.

The following table summarizes the interest expenses and weighted-average effective interest rates related to the convertible senior notes (in millions, except for interest rates). The remaining period for amortization of debt discount and debt issuance costs is the period until the stated maturity date for the respective debt.

	For the Year Ended December 31,
	2021	2020	2019
Coupon interest expense	$13	$15	$12
Amortization of debt discount and debt issuance costs	43	54	50
Total interest expense	$56	$69	$62

Weighted-average effective interest rate	3.8%	3.5%	3.2%

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

In March 2021, the Company delivered notices to the holders of the April 2025 Notes and the April 2027 Notes for the redemption, on April 3, 2021, of all the outstanding notes at the respective redemption prices determined as per the indenture governing the Notes, plus accrued and unpaid interest to, but not including the redemption date. In April 2021, the Company paid $1.1 billion and $868 million to redeem the April 2025 Notes and the April 2027 Notes, respectively. In addition, the Company paid the applicable accrued and unpaid interest. In the Consolidated Statement of Operations for the year ended December 31, 2021, the Company recorded a loss, before tax, of $242 million on the early extinguishment of these Senior Notes, being the difference between the carrying value of the Notes and the amount paid for their redemption.

Other senior notes, including the Senior Notes issued in March 2021, had a total carrying value of $10.2 billion and $10.3 billion at December 31, 2021 and 2020, respectively. Debt discount and debt issuance costs are amortized using the effective interest rate method over the period from the origination date through the stated maturity date. The following table summarizes the information related to other senior notes outstanding at December 31, 2021:

Other Senior Notes	Date of Issuance	Effective Interest Rate(1)	Timing of Interest Payments
0.8% Senior Notes due March 2022	March 2017	0.94%	Annually in March
2.15% Senior Notes due November 2022	November 2015	2.27%	Annually in November
2.75% Senior Notes due March 2023	August 2017	2.88%	Semi-annually in March and September
2.375% Senior Notes due September 2024	September 2014	2.54%	Annually in September
3.65% Senior Notes due March 2025	March 2015	3.76%	Semi-annually in March and September
0.1% Senior Notes due March 2025	March 2021	0.30%	Annually in March
3.6% Senior Notes due June 2026	May 2016	3.70%	Semi-annually in June and December
1.8% Senior Notes due March 2027	March 2015	1.86%	Annually in March
3.55% Senior Notes due March 2028	August 2017	3.63%	Semi-annually in March and September
0.5% Senior Notes due March 2028	March 2021	0.63%	Annually in March
4.625% Senior Notes due April 2030	April 2020	4.72%	Semi-annually in April and October
(1)    Represents the coupon interest rate adjusted for deferred debt issuance costs, premiums or discounts existing at the origination of the debt.

The following table summarizes the interest expenses related to other senior notes (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Coupon interest expense	$257	$264	$160
Amortization of debt discount and debt issuance costs	10	9	6
Total interest expense	$267	$273	$166

The Company designates certain portions of the aggregate principal value of the Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. For the years ended December 31, 2021 and 2020, the carrying value of the portion of Euro-denominated debt, designated as a net investment hedge, ranged from $2.5 billion to $5.1 billion and from $1.8 billion to $3.2 billion, respectively. The foreign currency transaction gains or losses on the Euro-denominated debt that is designated as a hedging instrument for accounting purposes are recorded in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument are recognized in "Other income (expense), net" in the Consolidated Statements of Operations.

13.    TREASURY STOCK

At December 31, 2021 and 2020, the Company had a total remaining authorization of $10.4 billion to repurchase its common stock under a program authorized by the Company's Board of Directors in 2019 to repurchase up to $15.0 billion of the Company's common stock. The Company resumed repurchases in early 2022 under this authorization and, as of February 22, 2022, has repurchased approximately $500 million of the Company's common stock in the first quarter of 2022. The Company expects to complete repurchases under the remaining authorization within the next three years assuming the travel recovery continues and the Company is able to meet its minimum liquidity covenant under the revolving credit facility. See Note 12 for a description of the impact of the 2020 credit facility amendment on the Company's ability to repurchase shares. Additionally, the Board of Directors has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities during the years ended December 31, 2021, 2020, and 2019 (in millions, except for shares, which are reflected in thousands):

	2021		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	—	$—	601	$1,122	4,358	$8,002
General authorization for shares withheld on stock award vesting	71	162	84	142	87	151
Total	71	$162	685	$1,264	4,445	$8,153

Shares repurchased in December and settled in following January	—	$—	—	$—	19	$40

For the years ended December 31, 2021, 2020, and 2019, the Company remitted employee withholding taxes of $163 million, $141 million, and $151 million, respectively, to the tax authorities, which is different from the aggregate cost of the shares withheld for taxes for each year due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Consolidated Statements of Cash Flows.

14.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The table below presents the changes in the balances of accumulated other comprehensive loss ("AOCI") by component for the years ended December 31, 2019, 2020, and 2021 (in millions):

	Foreign currency translation adjustments					Unrealized losses on cash flow hedges (1)			Net unrealized gains (losses) on available-for-sale securities			Total AOCI, net of tax
	Foreign currency translation		Net investment hedges (2)		Total, net of tax	Before tax	Tax	Total, net of tax	Before tax	Tax	Total, net of tax
	Before tax	Tax (3)	Before tax	Tax
Balance, December 31, 2018	$(109)	$41	$(73)	$12	$(129)	$—	$—	$—	$(157)	$(30)	$(187)	$(316)

Other Comprehensive (Loss) Income ("OCI") before reclassifications	(77)	13	71	(17)	(10)	—	—	—	161	(37)	124	114
Amounts reclassified to net income (4)	—	—	—	—	—	—	—	—	(11)	22	11	11
OCI for the period	(77)	13	71	(17)	(10)	—	—	—	150	(15)	135	125
Balance, December 31, 2019	$(186)	$54	$(2)	$(5)	$(139)	$—	$—	$—	$(7)	$(45)	$(52)	$(191)

OCI before reclassifications	197	(7)	(182)	42	50	—	—	—	6	(1)	5	55
Amounts reclassified to net income (4)	—	—	—	—	—	—	—	—	4	14	18	18
OCI for the period	197	(7)	(182)	42	50	—	—	—	10	13	23	73
Balance, December 31, 2020	$11	$47	$(184)	$37	$(89)	$—	$—	$—	$3	$(32)	$(29)	$(118)

OCI before reclassifications	(287)	20	275	(65)	(57)	(15)	4	(11)	265	(62)	203	135
Amounts reclassified to net income (4) (5)	—	—	—	—	—	15	(4)	11	(265)	93	(172)	(161)
OCI for the period	(287)	20	275	(65)	(57)	—	—	—	—	31	31	(26)
Balance, December 31, 2021	$(276)	$67	$91	$(28)	$(146)	$—	$—	$—	$3	$(1)	$2	$(144)
(1)    Relates to the reverse treasury lock agreements entered in March 2021 that were designated as cash flow hedges and settled in April 2021 (see Note 6).

(2)    Net investment hedges balance at December 31, 2021 and earlier dates presented above, includes accumulated net losses from fair value adjustments of $35 million ($53 million before tax) associated with previously settled derivatives that were designated as net investment hedges. The remaining balances relate to foreign currency transaction gains (losses) and related tax benefits (expenses) associated with the Company's Euro-denominated debt that is designated as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries (see Notes 2 and 12).
(3)    The tax benefits relate to foreign currency translation adjustments to the Company's one-time deemed repatriation tax liability recorded at December 31, 2017 and foreign earnings for periods after December 31, 2017 that are subject to U.S. federal and state income tax, resulting from the enactment of the Tax Act.
(4)    The reclassified net gains (losses) on available-for-sale securities, before tax, are included in "Other income (expense), net" and the reclassified tax (expenses) benefits are included in "Income tax expense" in the Consolidated Statements of Operations. The cost of marketable debt securities sold is determined using a first-in and first-out method. For the year ended December 31, 2021, the reclassified tax expenses include a tax expense of $31 million related to the redemption in December 2021 of the Company's investment of $500 million in Trip.com Group convertible senior notes (see Note 5). For the years ended December 31, 2020 and 2019, the reclassified tax expenses include a tax expense of $15 million and $21 million, related to the maturity in May 2020 of the Company's investment of $250 million in Trip.com Group convertible senior notes and the maturity in August 2019 of the Company's investment of $500 million in Trip.com Group convertible senior notes, respectively.
(5)    For the year ended December 31, 2021, amounts reclassified to net income includes a gain of $203 million ($265 million before tax) related to the Company's investment in Grab, which was reclassified from available-for-sale debt securities to equity securities with readily determinable fair values (see Note 5).

15.    INCOME TAXES

International pre-tax income was $1.9 billion, $2.6 billion, and $5.7 billion for the years ended December 31, 2021, 2020, and 2019, respectively. U.S. pre-tax loss was $472 million and $2 billion for the years ended December 31, 2021 and 2020, respectively, and U.S. pre-tax income was $213 million for the year ended December 31, 2019.

Provision for Income Taxes

The income tax expense (benefit) for the year ended December 31, 2021 is as follows (in millions):

	Current	Deferred	Total
International	$665	$(103)	$562
U.S. Federal	68	(323)	(255)
U.S. State	12	(19)	(7)
Total	$745	$(445)	$300

The income tax expense (benefit) for the year ended December 31, 2020 is as follows (in millions):

	Current	Deferred	Total
International	$320	$(62)	$258
U.S. Federal	(9)	296	287
U.S. State	(16)	(21)	(37)
Total	$295	$213	$508

The income tax expense (benefit) for the year ended December 31, 2019 is as follows (in millions):

	Current	Deferred	Total
International	$915	$(12)	$903
U.S. Federal	22	166	188
U.S. State	34	(32)	2
Total	$971	$122	$1,093

Income tax liabilities of $181 million and $174 million are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets at December 31, 2021 and 2020, respectively. In the first quarter of 2020, the Company made a prepayment of the Netherlands income taxes of 660 million Euros ($717 million) to earn prepayment discounts. The Company requested a refund of this amount from the Dutch tax authorities and it was received in April 2020. In the first quarter of 2021, the Company prepaid Netherlands income taxes of 149 million Euros ($175 million).

U.S. Tax Reform

In December 2017, the Tax Act was enacted into law in the United States. The Tax Act made significant changes to U.S. federal tax law, including a one-time deemed repatriation tax on accumulated unremitted international earnings, to be paid over eight years.

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

In 2020, the Company recorded an income tax benefit of $8 million to adjust its income tax expense that was recorded during the year ended December 31, 2017 relating to the federal one-time deemed repatriation liability. This benefit was primarily due to additional tax credits. The Company utilized $108 million of deferred tax assets related to U.S. federal net operating losses ("NOLs") and $115 million of other tax credit carryforwards to reduce its transition tax liability as of December 31, 2021.

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

Deferred Income Taxes

The Company utilized $309 million of its U.S. NOLs to reduce its U.S. federal tax liability for the deemed repatriation tax. After utilization of available NOLs, at December 31, 2021, the Company had U.S. federal NOLs of $267 million, the majority of which do not have an expiration date, and U.S. state NOLs of $536 million, which mainly begin to expire in years December 31, 2032 and forward. In addition, at December 31, 2021, the Company had $700 million of non-U.S. NOLs, and $23 million of U.S. research tax credit and foreign tax credit carryforwards available to reduce future tax liabilities, the majority of which do not have an expiration date.

The utilization of these NOLs, allowances, and credits is dependent upon the Company's ability to generate sufficient future taxable income and the tax laws in the jurisdictions where the losses were generated. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future income, tax planning strategies, the carryforward periods available for tax reporting purposes and other relevant factors.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows (in millions):

	2021	2020
Deferred tax assets/(liabilities):
Net operating loss carryforward — U.S.	$88	$67
Net operating loss carryforward — International	137	81
Accrued expenses	50	47
Stock-based compensation and other stock based payments	50	40
Foreign currency translation adjustment	48	29
Tax credits	19	9
Euro-denominated debt	—	77
Operating lease liabilities	38	43
Property and equipment	95	11
Other	11	—
Subtotal - deferred tax assets	536	404

Discount on convertible notes	(20)	(29)
Intangible assets and other	(192)	(119)
Euro-denominated debt	(20)	—
State income tax on accumulated unremitted international earnings	(8)	(5)
Unrealized gains on investments	(417)	(550)
Operating lease assets	(37)	(38)
Installment sale liability	(156)	(263)
Other	—	(14)
Subtotal - deferred tax liabilities	(850)	(1,018)
Valuation allowance on deferred tax assets	(37)	(58)
Net deferred tax liabilities (1)	$(351)	$(672)

(1)    Includes deferred tax assets of $554 million and $455 million at December 31, 2021 and 2020, respectively, reported in "Other assets, net" in the Consolidated Balance Sheets.

The valuation allowance on deferred tax assets at December 31, 2021 includes $26 million related to international operations and $11 million primarily related to certain U.S. federal capital loss carryforwards and Connecticut NOLs. The valuation allowance on deferred tax assets at December 31, 2020 includes $18 million related to international operations and $40 million primarily related to U.S. research credits, capital loss carryforwards, and Connecticut NOLs.

The Company does not intend to indefinitely reinvest its international earnings that were subject to U.S. taxation pursuant to the mandatory deemed repatriation or subject to U.S. taxation as GILTI.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Effective Income Tax Rate

A significant portion of the Company's taxable earnings is generated in the Netherlands. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") for periods beginning on or after January 1, 2021 rather than the Dutch statutory rate of 25%. Previously, the Innovation Box Tax rate was 7%. A portion of Booking.com's earnings during the years ended December 31, 2021, 2020, and 2019 qualified for Innovation Box Tax treatment, which had a significant beneficial impact on the Company's effective tax rate for those years.

The effective income tax rate of the Company is different from the amount computed using the expected U.S. statutory federal rate of 21% for the years ended December 31, 2021, 2020, and 2019 as a result of the following items (in millions):

	2021	2020	2019
Income tax expense at U.S. federal statutory rate	$308	$119	$1,251
Adjustment due to:
Foreign rate differential	137	55	210
Innovation Box Tax benefit	(230)	(79)	(443)
Goodwill impairment	—	228	—
Stock-based compensation	37	32	23
Federal GILTI	17	73	36
State income tax (benefit) expense	(6)	(31)	9
Valuation allowance	(19)	36	1
Uncertain tax positions	39	64	11
Tax Act - U.S. transition tax benefit and other transition impacts	—	(8)	(17)
Other	17	19	12
Income tax expense	$300	$508	$1,093

Uncertain Tax Positions

The following is a reconciliation of the total beginning and ending amount of unrecognized tax benefits (in millions):

	2021	2020	2019
Unrecognized tax benefit — January 1	$84	$56	$45
Gross increases — tax positions in current period	14	2	3
Gross increases — tax positions in prior periods	44	48	11
Gross decreases — tax positions in prior periods	(19)	(11)	(3)
Reduction due to settlements during the current period	(3)	(11)	—
Unrecognized tax benefit — December 31	$120	$84	$56

The increase in unrecognized tax benefits is principally related to transfer pricing, as well as Booking.com’s Italian tax disputes (see Note 16), the majority of which is included in “Other long-term liabilities” in the Consolidated Balance Sheets for the years ended December 31, 2021 and 2020. The remaining unrecognized tax benefits are primarily included in "Other long-term liabilities" and "Other assets, net" in the Consolidated Balance Sheets for the years ended December 31, 2021 and 2020. The unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company does not expect further significant changes in the amount of unrecognized tax benefits during the next twelve months. As of December 31, 2021 and 2020, total gross interest and penalties accrued was $30 million and $31 million, respectively.

The Company's major taxing jurisdictions include: the Netherlands, United States, Singapore, and United Kingdom. The statutes of limitations that remain open related to these major tax jurisdictions are: the Company's Netherlands returns for 2014 and forward, U.S. federal returns for 2017 and forward, Singapore returns from 2017 and forward, and U.K. returns for 2018 and forward. The Company’s 2017 and 2018 U.S. federal income tax returns are currently under audit by the Internal Revenue Service. See Note 16 for more information regarding tax contingencies.

16.    COMMITMENTS AND CONTINGENCIES

Competition and Consumer Protection Reviews

At times, online platforms, including online travel platforms, have been the subject of investigations or inquiries by various national competition authorities ("NCAs") or other governmental authorities regarding competition law matters, consumer protection issues or other areas of concern. The Company is and has been involved in many such investigations. For example, the Company has been and continues to be involved in investigations related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates, conditions or availability that are at least as favorable as those offered to other online travel companies ("OTCs") or through the accommodation provider's website. To resolve and close certain of the investigations, the Company has from time to time made commitments to the investigating authorities regarding future business practices or activities, such as agreeing to narrow the scope of its parity clauses, in order to resolve parity-related investigations. These investigations can also result in fines and the Company had accrued liabilities of 14 million Euros ($16 million) and 18 million Euros ($23 million), for potential fines associated with its contractual parity arrangements, included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively. In addition, in September 2017, the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland and the investigation is ongoing. If there is an adverse outcome and Booking.com is unsuccessful in any appeal, Booking.com could be required to reduce its commissions in Switzerland. Some authorities are reviewing the online hotel booking sector more generally through market inquiries and the Company cannot predict the outcome of such inquiries or any resulting impact on its business, results of operations, cash flows or financial condition.

The Company is and has been involved in investigations or inquiries by NCAs or other governmental authorities involving consumer protection matters, including in the United Kingdom and the European Union. The Company has previously made certain voluntary commitments to competition authorities to resolve investigations or inquiries that have included showing prices inclusive of all mandatory taxes and charges, providing information about the effect of money earned on search result rankings on or before the search results page, and making certain adjustments to how discounts and statements concerning popularity or availability are shown to consumers. In the future, it is possible new jurisdictions could engage the Company in discussions to implement similar changes to its business in those countries. The Company is unable to predict what, if any, effect any future similar commitments will have on its business, industry practices, or online commerce more generally. To the extent that any other investigations or inquiries result in additional commitments, fines, damages, or other remedies, the Company's business, financial condition and results of operations could be harmed.

The Company is unable to predict how any current or future investigations or litigation may be resolved or the long-term impact of any such resolution on its business. For example, competition and consumer-law-related investigations, legislation or issues could result in private litigation and the Company is currently involved in such litigation. More immediate results could include, among other things, the imposition of fines, payment of damages, commitments to change certain business practices or reputational damage, any of which could harm the Company's business, results of operations, brands, or competitive position.

Tax Matters

French tax authorities conducted audits of Booking.com for the years 2003 through 2012, 2013 through 2015, and 2016 through 2018. In December 2015, the French tax authorities issued Booking.com assessments for unpaid income and value added taxes ("VAT") related to tax years 2006 through 2012 for approximately 356 million Euros ($403 million), the majority of which represents penalties and interest. The assessments assert that Booking.com had a permanent establishment in France. In December 2019, the French tax authorities issued an additional assessment of 70 million Euros ($80 million), including interest and penalties, for the 2013 year asserting that Booking.com had taxable income attributable to a permanent establishment in France. The French tax authorities also have issued assessments totaling 39 million Euros ($45 million), including interest and penalties, for certain tax years between 2011 and 2015 on Booking.com's French subsidiary asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com in the Netherlands. In December 2021, the French tax authorities issued assessments on Booking.com’s French subsidiary totaling 78 million Euros ($88 million), including interest and penalties, for the tax years 2016 through 2018 asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com. As a result of a formal demand from the French tax authorities for payment of the amounts assessed against Booking.com for the years 2006 through 2012, in January 2019, the Company paid the assessments of approximately 356 million Euros ($403 million) in order to preserve its right to contest those assessments in court. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at December 31, 2021 and 2020, does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the

Company to the extent the Company prevails. In December 2019 and October 2020, the Company initiated court proceedings with respect to certain of the assessments. Although the Company believes that Booking.com has been, and continues to be, in compliance with French tax law, and the Company is contesting the assessments, during the three months ended September 30, 2020, the Company contacted the French tax authorities regarding the potential to achieve resolution of the matter through a settlement. After assessing several potential outcomes and potential settlement amounts and terms, an unrecognized tax benefit in the amount of 50 million Euros ($59 million) was recorded during the year ended December 31, 2020, of which the majority was included as a partial reduction to the tax payment recorded in "Other assets, net" in the Consolidated Balance Sheets at December 31, 2021 and 2020. In December 2020, the French Administrative Court (Conseil d’Etat) delivered a decision in the "ValueClick" case that could have an impact on the outcome in the Company's case. After considering the potential adverse impact of the new decision on the potential outcomes for the Booking.com assessments, the Company currently estimates that the reasonably possible loss related to VAT is approximately 20 million Euros ($22 million).

In December 2018 and December 2019, the Italian tax authorities issued assessments on Booking.com's Italian subsidiary for approximately 48 million Euros ($54 million) for the 2013 tax year and 58 million Euros ($66 million) for the 2014 tax year asserting that its transfer pricing policies were inadequate. The Company believes Booking.com has been, and continues to be, in compliance with Italian tax law. In September 2020, the Italian tax authorities approved the opening of a Mutual Agreement Procedure ("MAP") between Italy and the Netherlands for the 2013 tax year and Booking.com has submitted a request that the 2014 tax year be added to the MAP. Based on the possibility of the 2013 and 2014 Italian assessments being settled through the MAP process, and, after considering potential resolution amounts, a net unrecognized tax benefit amount of 4 million Euros ($5 million) was recorded during the year ended December 31, 2020. In March 2021, the Italian authorities issued assessments on Booking.com’s Italian subsidiary for approximately 31 million Euros ($36 million) for the 2015 tax year, again asserting that its transfer pricing policies were inadequate. Based on the Company’s expectation that the Italian assessments for 2013, 2014, 2015 and any transfer pricing assessments received for subsequent open years will be settled through the MAP process, and after considering potential resolution amounts, an additional net unrecognized tax benefit of 13 million Euros ($16 million) was recorded during the three months ended March 31, 2021. In August 2021, the Italian tax authorities issued a transfer pricing assessment on Booking.com’s Italian subsidiary for approximately 114 million Euros ($130 million) for the periods 2016-2018. The Company intends to submit a request that the 2016-2018 assessment be added to the MAP. Because the unrecognized tax benefit recorded during the three months ended March 31, 2021 already reflected consideration of potential resolution amounts for Italian transfer pricing assessments for all open tax years, including 2016-2018, no additional unrecognized tax benefit has been recorded during the year ended December 31, 2021. In December 2019, the Company paid $10 million Euros ($11 million) as a partial prepayment of the 2013 assessment to avoid any collection enforcement from the Italian tax authorities pending the appeal phase of the case. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at December 31, 2021 and December 31, 2020, does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent that the Company prevails. A total of 5 million Euros ($6 million) of the net unrecognized tax benefits recorded during the year ended December 31, 2021 and 2020 has been included as a partial reduction to the tax payment recorded in "Other assets, net" in the Consolidated Balance Sheets at December 31, 2021 and 2020. Similarly, the Company expects to be required to make prepayment deposits or provide bank guarantees of approximately 59 million Euros ($68 million), which is equal to one-third of the interest and taxes for the 2014, 2015, and 2016-2018 assessments to avoid any collection enforcement from the Italian tax authorities pending the MAP proceedings.

In June 2021, the investigative arm of the Italian tax authorities issued a Tax Audit Report for the 2013 through 2019 Italian VAT audit. While the Tax Audit Report does not constitute a formal tax assessment, it recommends that an assessment of 154 million Euros ($175 million), plus interest and penalties, should be made on Booking.com BV for VAT related to commissions charged to certain Italian accommodation providers. The Company believes that Booking.com has been, and continues to be, in compliance with Italian and EU VAT laws and the Company has not recorded any liability in connection with the Tax Audit Report. It is unclear what further actions, if any, the Italian authorities will take with respect to the VAT audit for the periods 2013 through 2019. Such actions could include closing the investigation, assessing Booking.com additional taxes and/or imposing interest, fines, penalties or criminal proceedings.

In 2018 and 2019, Turkish tax authorities asserted that Booking.com has a permanent establishment in Turkey and have issued tax assessments for the years 2012 through 2018 for approximately 813 million Turkish Lira ($61 million), which includes interest and penalties through December 31, 2021. The Company believes that Booking.com has been, and continues to be, in compliance with Turkish tax law, and the Company is contesting these assessments in court. The Company has not recorded a liability in connection with these assessments. In December 2021, the Company paid approximately 118 million Turkish Lira ($9 million) of the assessments in order to preserve its right to contest a portion of the assessments in court. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at December 31, 2021 does not constitute an admission that the Company owes the taxes and will be refunded to the Company to the extent the Company prevails.

From time to time, the Company is involved in other tax-related audits, investigations, or litigation, which relate to income taxes, value-added taxes, travel transaction taxes (e.g., hotel occupancy taxes), sales taxes, employment taxes, etc. Any taxes or other assessments in excess of the Company's current tax provisions, whether in connection with the foregoing or otherwise (including the resolution of any tax proceedings), could have a materially adverse impact on the Company's results of operations, cash flows, and financial condition.

Other Matters

Beginning in 2014, Booking.com received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) ("BPF") claiming that Booking.com is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which Booking.com is currently participating. BPF instituted legal proceedings against Booking.com and in 2016 the District Court of Amsterdam rejected all of BPF’s claims. BPF appealed the decision to the Court of Appeal, and, in May 2019, the Court of Appeal also rejected all of BPF’s claims, in each case by ruling that Booking.com does not meet the definition of a travel intermediary for purposes of the mandatory pension scheme. BPF then appealed to the Netherlands Supreme Court. In April 2021, the Supreme Court overturned the previous decision of the Court of Appeal and held that Booking.com meets the definition of a travel intermediary for the purposes of the mandatory pension scheme. The Supreme Court ruled only on the qualification of Booking.com as a travel intermediary for the purposes of the mandatory pension scheme, and did not rule on the various other defenses brought forward by the Company against BPF's claims. The Supreme Court referred the matter to another Court of Appeal that will have to assess the other defenses brought forward by the Company if BPF were to proceed with the litigation. The Company intends to pursue a number of defenses in any subsequent proceedings and may ultimately prevail in whole or in part. While the Company continues to believe that Booking.com is in compliance with its pension obligations and that the Court of Appeal could ultimately rule in favor of Booking.com, given the Supreme Court's decision, the Company believes it is probable that it has incurred a loss related to this matter. The Company is not able to reasonably estimate a loss or a range of loss because there are significant factual and legal questions yet to be determined in any subsequent proceedings. As a result, as of December 31, 2021, the Company has not recorded a liability in connection with a potential adverse ultimate outcome to this litigation. However, if Booking.com were to ultimately lose and all of BPF’s claims were to be accepted (including with retroactive effect to 1999), the Company estimates that as of December 31, 2021, the maximum loss, not including any potential interest or penalties, would be approximately 289 million Euros ($328 million). Such estimated potential loss increases as Booking.com continues not to contribute to the BPF and depends on Booking.com's applicable employee compensation after December 31, 2021.

The Company accrues for certain legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated. Such accrued amounts are not material to the Company's balance sheets and provisions recorded have not been material to the Company's results of operations or cash flows.

From time to time, the Company notifies the Dutch data protection authority in accordance with its obligations under the E.U. General Data Protection Regulation of certain incidental and accidental personal data security incidents. Although the Company believes it has fulfilled its data protection regulatory obligations, should the Dutch data protection authority decide these incidents were the result of inadequate technical and organizational security measures, it could decide to impose a fine. The Company has been, is currently, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third-party intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, divert management's attention from the Company's business objectives and adversely affect the Company's business, results of operations, financial condition and cash flows.

Building Construction

In September 2016, the Company signed a turnkey agreement to construct an office building for Booking.com's future headquarters in the Netherlands for 270 million Euros ($307 million). Upon signing this agreement, the Company paid 43 million Euros ($48 million) for the acquired land-use rights, which was included, net of amortization, in "Operating lease assets" in the Consolidated Balance Sheets. In addition, since signing the turnkey agreement the Company has made several progress payments principally related to the construction of the building, which are included in "Property and equipment, net" in the Consolidated Balance Sheets. As of December 31, 2021, the Company had a remaining obligation of 15 million Euros ($17 million) related to the turnkey agreement, which will be paid through 2022, when the Company anticipates construction will be complete.

In addition to the turnkey agreement, the Company has a remaining obligation at December 31, 2021 to pay 68 million Euros ($77 million) over the remaining initial term of the acquired land lease, which expires in 2065. The Company has made and will continue to make additional capital expenditures to fit out and furnish the office space. At December 31, 2021, the Company had 20 million Euros ($23 million) of outstanding commitments to vendors to fit out and furnish the office space.

Lease obligations

See Note 10 for information about the Company's lease obligations.

Other Contractual Obligations
The Company had $511 million and $138 million of standby letters of credit or bank guarantees issued on behalf of the Company as of December 31, 2021 and 2020, respectively, including those issued under the revolving credit facility. These are obtained primarily for regulatory purposes and payment guarantees to third-party payment processors. See Note 12 for information related to letters of credit issued under the revolving credit facility.

17.    BENEFIT PLANS

The Company maintains a defined contribution 401(k) savings plan (the "Plan") covering certain U.S. employees. In connection with acquisitions, effective at the date of such acquisitions, the Company assumed defined contribution plans covering the U.S. employees of the acquired companies. The Company also maintains certain other defined contribution plans outside of the United States for which it provides contributions for participating employees. The Company's matching contributions during the years ended December 31, 2021, 2020, and 2019 were $32 million, $33 million, and $26 million, respectively.

18.    GEOGRAPHIC INFORMATION

 The Company's revenue from its businesses outside of the U.S. consists of the results of Booking.com, agoda, and Rentalcars.com in their entirety and the parts of the KAYAK and OpenTable businesses located outside of the U.S. This classification is independent of where the consumer resides, where the consumer is physically located while using the Company's services, or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com (which is domiciled in the Netherlands) at a hotel in New York by a consumer in the United States is part of the Company's businesses outside of the U.S. The Company's geographic information on revenues is as follows (in millions):

	United States	Outside of the U.S.		Total Company
For the year ended:		The Netherlands	Other
December 31, 2021	$1,434	$8,678	$846	$10,958
December 31, 2020	783	5,264	749	6,796
December 31, 2019	1,537	11,686	1,843	15,066

The following table presents information on the Company's property and equipment (excluding capitalized software) and operating lease assets based on location of the assets at December 31, 2021 and 2020 (in millions):

	United States	Outside of the U.S.			Total Company
		The Netherlands	United Kingdom	Other

December 31, 2021	$175	$506	$115	$213	$1,009
December 31, 2020	186	499	85	278	1,048

19.    ACQUISITIONS AND DISPOSALS

In November 2021, the Company entered into an agreement to acquire global flight booking provider, Etraveli Group, for approximately 1.6 billion Euros ($1.9 billion). Completion of the acquisition is subject to certain closing conditions, including regulatory approvals.

In December 2021, the Company acquired all outstanding stock of Getaroom, a business-to-business ("B2B") distributor of hotel rooms, in a cash transaction. The purchase price of Getaroom was $1.3 billion ($1.2 billion, net of cash acquired). The acquisition is expected to enhance the Company's B2B distribution capabilities for the Company's customers (hotels) and more effectively support the Company's marketing affiliates.

The accounting for the Getaroom acquisition is based on provisional amounts as the allocation of the consideration transferred was not complete as of December 31, 2021. The following table summarizes the preliminary allocation of the consideration transferred. The amounts allocated to goodwill, intangibles and certain assets and liabilities and the estimated useful lives of certain assets (and the related amortization expense) are subject to change as the Company continues to identify and measure the assets acquired, liabilities assumed and consideration transferred and evaluate the preliminary valuation and underlying inputs and assumptions.

(in millions)
Current assets(1)	$174
Identifiable intangible assets(2)	423
Goodwill(3)	1,020
Other noncurrent assets	10
Current liabilities	(198)
Deferred income taxes	(92)
Other noncurrent liabilities(4)	(41)
Total consideration	$1,296
(1)    Includes cash and restricted cash acquired of $116 million.
(2)    Acquired definite-lived intangible assets consist of supply and distribution agreements with an estimated value of $299 million and weighted-average useful life of 10 years and technology assets with an estimated value of $124 million and weighted-average useful life of 4 years.
(3)    Goodwill, which is not tax deductible, reflects the synergies expected from combining the technology and expertise of Getaroom and Priceline.
(4)    Includes liabilities of $38 million principally related to travel transaction taxes.

Supplemental pro forma information has not been presented as the results of Getaroom are not material to the Company's results of operations.

In 2019, the Company paid $37 million of contingent consideration for a business acquired in 2015. The contingent payment was dependent on the achievement of certain performance factors.

In February 2022, the Company entered into an agreement to transfer certain customer service operations of Booking.com to Majorel Group Luxembourg S.A. (“Majorel”). The transaction is subject to customary closing conditions, including regulatory approvals and completion of works council consultations. As of December 31, 2021, the carrying value of the assets anticipated to be transferred to Majorel under the agreement was not material.

20.    RESTRUCTURING AND OTHER EXIT COSTS

In response to the reduction in the Company's business volumes as a result of the impact of the COVID-19 pandemic (see Note 2), during the year ended December 31, 2020, the Company took actions at all of its brands to reduce the size of its workforce across more than 60 countries to optimize efficiency and reduce costs. As part of these actions, the Company engaged in consultations with its employees, works councils, employee representatives, and other relevant organizations related to the reductions in force in certain countries (including the Netherlands and the United Kingdom). These consultations resulted in the Company executing either voluntary leaver schemes or involuntary reductions in force, or, in some countries, a combination of the two. The Company completed the vast majority of announcements to affected employees by December 2020. In 2021, the Company approved and communicated the final portion of workforce reductions in the Netherlands, France, and several other countries.

During the years ended December 31, 2021 and 2020, the Company recorded expenses of $13 million and $149 million, respectively, for the restructuring actions, which are included in "Restructuring and other exit costs" in the Consolidated Statements of Operations. During 2021 and 2020, these expenses consist of employee severance and other termination benefits, and other cost reducing activities. During the years ended December 31, 2021 and 2020, the Company made payments of $38 million and $108 million, respectively. Noncash restructuring expenses and other adjustments to the restructuring liability during the years ended December 31, 2021 and 2020 were $9 million and $4 million, respectively. At

December 31, 2021 and 2020, restructuring liabilities of $3 million and $37 million, respectively, are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

21.    GOVERNMENT GRANTS AND OTHER ASSISTANCE

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

In June 2021, the Company announced its intention to voluntarily return assistance received through various government aid programs and completed the repayments by December 2021. For the year ended December 31, 2021, the Company recorded expenses of $137 million in the Consolidated Statement of Operations, principally in "Personnel" expense, to reflect the return of such assistance. The Company repaid $107 million during the year ended December 31, 2021. The previously recorded receivable for payments expected to be received was also written off in June 2021.

During the year ended December 31, 2020, the Company recognized government grants and other assistance benefits of $127 million.

22.    OTHER INCOME (EXPENSE), NET

The components of other income (expense), net included the following (in millions):

	Year Ended December 31,
	2021	2020	2019
Interest and dividend income	$16	$54	$152
Net (losses) gains on equity securities (1)	(569)	1,813	745
Impairment of investment (1)	—	(100)	—
Foreign currency transaction gains (losses) (2)	111	(207)	(31)
Loss on early extinguishment of debt (3)	(242)	—	—
Other (4)	(13)	(6)	13
Other income (expense), net	$(697)	$1,554	$879
(1)    See Note 5 for additional information related to the net (losses) gains on equity securities and impairment of investment.
(2)    Foreign currency transaction gains (losses) include gains of $135 million, losses of $200 million, and gains of $7 million, for the years ended December 31, 2021, 2020 and 2019, respectively, related to Euro-denominated debt and accrued interest that were not designated as net investment hedges (see Note 12).
(3)    See Note 12 for additional information related to the loss on early extinguishment of debt.
(4)    The amount for the year ended December 31, 2021 includes losses on reverse treasury lock agreements which were designated as cash flow hedges (see Note 6).