Form 10-Q
period 2022-03-31
Booking Holdings Inc.
filed 2022-05-04
CIK 1075531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Number of shares of Common Stock outstanding at April 27, 2022:

Common Stock, par value $0.008 per share	40,623,256
(Class)	(Number of Shares)

Booking Holdings Inc.
Form 10-Q

For the Three Months Ended March 31, 2022

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements

Booking Holdings Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,549	$11,127
Accounts receivable, net (Allowance for expected credit losses of $102 and $101, respectively)	1,611	1,358
Prepaid expenses, net (Allowance for expected credit losses of $23 and $29, respectively)	395	404
Other current assets	320	256
Total current assets	12,875	13,145
Property and equipment, net	844	822
Operating lease assets	487	496
Intangible assets, net	1,997	2,057
Goodwill	2,878	2,887
Long-term investments	2,200	3,175
Other assets, net (Allowance for expected credit losses of $20 and $18, respectively)	1,103	1,059
Total assets	$22,384	$23,641
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,504	$1,586
Accrued expenses and other current liabilities	1,876	1,765
Deferred merchant bookings	2,765	906
Short-term debt	1,333	1,989
Total current liabilities	7,478	6,246
Deferred income taxes	721	905
Operating lease liabilities	349	351
Long-term U.S. transition tax liability	825	825
Other long-term liabilities	203	199
Long-term debt	8,435	8,937
Total liabilities	18,011	17,463
Commitments and contingencies (see Note 13)
Stockholders' equity:
Common stock, $0.008 par value, Authorized shares: 1,000,000,000 Issued shares: 63,759,178 and 63,584,444, respectively	—	—
Treasury stock, 23,004,503 and 22,518,391 shares, respectively	(25,390)	(24,290)
Additional paid-in capital	6,163	6,159
Retained earnings	23,783	24,453
Accumulated other comprehensive loss	(183)	(144)
Total stockholders' equity	4,373	6,178
Total liabilities and stockholders' equity	$22,384	$23,641

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Agency revenues	$1,450	$717
Merchant revenues	1,050	373
Advertising and other revenues	195	51
Total revenues	2,695	1,141
Operating expenses:
Marketing expenses	1,147	461
Sales and other expenses	339	112
Personnel, including stock-based compensation of $93 and $109, respectively	596	552
General and administrative	158	119
Information technology	134	87
Depreciation and amortization	111	113
Restructuring, disposal, and other exit costs	36	8
Total operating expenses	2,521	1,452
Operating income (loss)	174	(311)
Interest expense	(68)	(98)
Other income (expense), net	(955)	131
Loss before income taxes	(849)	(278)
Income tax benefit	(149)	(223)
Net loss	$(700)	$(55)
Net loss applicable to common stockholders per basic common share	$(17.10)	$(1.34)
Weighted-average number of basic common shares outstanding (in 000's)	40,921	40,973
Net loss applicable to common stockholders per diluted common share	$(17.10)	$(1.34)
Weighted-average number of diluted common shares outstanding (in 000's)	40,921	40,973

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Three Months Ended March 31,
	2022	2021
Net loss	$(700)	$(55)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(38)	(30)
Unrealized losses on cash flow hedges	—	(11)
Net unrealized losses on available-for-sale securities	(1)	(1)
Total other comprehensive loss, net of tax	(39)	(42)
Comprehensive loss	$(739)	$(97)

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022 and 2021
(In millions, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares (in 000's)	Amount	Shares (in 000's)	Amount
Balance, December 31, 2021	63,584	$—	(22,518)	$(24,290)	$6,159	$24,453	$(144)	$6,178
Cumulative effect of adoption of accounting standards update	—	—	—	—	(96)	30	—	(66)
Net loss	—	—	—	—	—	(700)	—	(700)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(38)	(38)
Net unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(1)	(1)
Exercise of stock options and vesting of restricted stock units and performance share units	175	—	—	—	3	—	—	3
Repurchase of common stock	—	—	(487)	(1,100)	—	—	—	(1,100)
Stock-based compensation and other stock-based payments	—	—	—	—	97	—	—	97
Balance, March 31, 2022	63,759	$—	(23,005)	$(25,390)	$6,163	$23,783	$(183)	$4,373

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares (in 000's)	Amount	Shares (in 000's)	Amount
Balance, December 31, 2020	63,406	$—	(22,447)	$(24,128)	$5,851	$23,288	$(118)	$4,893
Net loss	—	—	—	—	—	(55)	—	(55)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(30)	(30)
Unrealized losses on cash flow hedges, net of tax						—	(11)	(11)
Net unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(1)	(1)
Exercise of stock options and vesting of restricted stock units and performance share units	156	—	—	—	1	—	—	1
Repurchase of common stock	—	—	(64)	(146)	—	—	—	(146)
Stock-based compensation and other stock-based payments	—	—	—	—	113	—	—	113
Balance, March 31, 2021	63,562	$—	(22,511)	$(24,274)	$5,965	$23,233	$(160)	$4,764

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(700)	$(55)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	111	113
Provision for expected credit losses and chargebacks	55	—
Deferred income tax benefit	(216)	(50)
Net losses (gains) on equity securities	987	(36)
Stock-based compensation expense and other stock-based payments	93	113
Operating lease amortization	39	45
Unrealized foreign currency transaction gains related to Euro-denominated debt	(30)	(91)
Other	30	16
Changes in assets and liabilities:
Accounts receivable	(326)	(72)
Prepaid expenses and other current assets	(56)	(258)
Deferred merchant bookings and other current liabilities	1,868	114
Long-term assets and liabilities	(160)	(46)
Net cash provided by (used in) operating activities	1,695	(207)
INVESTING ACTIVITIES:
Purchase of investments	(12)	—
Additions to property and equipment	(109)	(65)
Net cash used in investing activities	(121)	(65)
FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	—	2,015
Repayment of debt	(1,102)	—
Payments for repurchase of common stock	(1,049)	(137)
Other financing activities	12	(9)
Net cash (used in) provided by financing activities	(2,139)	1,869
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(9)	(7)
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(574)	1,590
Total cash and cash equivalents and restricted cash and cash equivalents, beginning of period	11,152	10,582
Total cash and cash equivalents and restricted cash and cash equivalents, end of period	$10,578	$12,172
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for income taxes (see Note 17)	$98	$216
Cash paid during the period for interest	$72	$66

See Notes to Unaudited Consolidated Financial Statements.

Booking Holdings Inc.
Notes to Unaudited Consolidated Financial Statements

1.    BASIS OF PRESENTATION

Management of Booking Holdings Inc. (the "Company") is responsible for the Unaudited Consolidated Financial Statements included in this document. The Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating results. The Company prepared the Unaudited Consolidated Financial Statements following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by U.S. GAAP for annual financial statements. These statements should be read in combination with the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Impact of COVID-19

In response to the outbreak of COVID-19 (the "COVID-19 pandemic"), as well as subsequent outbreaks driven by new variants of COVID-19, governments and businesses around the world have implemented a variety of restrictive measures to reduce the spread of COVID-19. These measures have had a significant adverse effect on many of the customers on whom the Company’s business relies, including hotels and other accommodation providers, airlines, and restaurants, as well as the Company's operations, employees, and consumers. The COVID-19 pandemic and the resulting implementation of restrictive measures resulted in a significant decline in travel activities and consumer demand for related services, in 2020 in particular. The Company’s financial results and prospects are almost entirely dependent on the sale of travel-related services. The spread of new variants of COVID-19 has caused uncertainty as to when restrictions will be lifted, if additional restrictions may be initiated or reimposed, if there will be permanent changes to travel behavior patterns, and the timing of distribution and administration of COVID-19 vaccines and other medical interventions globally. See Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for further information.

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

Recent Accounting Pronouncements Adopted

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

On January 1, 2022, the Company adopted the new accounting standards update relating to convertible instruments and contracts in an entity’s own equity. Compared to legacy U.S. GAAP, the accounting standards update reduces the number of accounting models for convertible debt instruments, requires fewer embedded conversion features to be separately recognized from the host contract, and amends certain guidance to reduce form-over-substance-based accounting conclusions. Under the updated guidance, upon the initial recognition of convertible debt, the Company presents the entire amount attributable to the debt as a liability. The initial carrying amount of the convertible debt liability is reduced by any direct and incremental issuance costs paid to third parties that are associated with the convertible debt issuance. No amount attributable to the debt is initially recognized within equity unless the instrument is issued at a substantial premium. In calculating diluted earnings per share, the accounting standards update also requires the use of the if-converted method for the Company’s convertible debt.

The Company adopted the accounting standards update on a modified retrospective basis applied to the 0.75% convertible senior notes due May 2025 (see Note 9) resulting in an increase of $30 million to "Retained earnings" as of January 1, 2022. The significant corresponding balance sheet changes as of that date were an increase of $86 million to "Long-term debt" and decreases of $96 million to "Additional paid-in capital" and $21 million to "Deferred income taxes". For the Company’s convertible debt, interest expense for the periods beginning after January 1, 2022 is reflected in the financial statements using interest rates that are closer to the coupon interest rate of the debt rather than the higher imputed interest expense that resulted from the separation of conversion features required by legacy U.S. GAAP. See Note 4 for additional information on net income per share calculations.

2.    REVENUE

Disaggregation of Revenue

Geographic Information

The Company's revenue from its businesses outside of the U.S. consists of the results of Booking.com, agoda, and Rentalcars.com in their entirety and the results of the KAYAK and OpenTable businesses located outside of the U.S. This classification is independent of where the consumer resides, where the consumer is physically located while using the Company's services, or the location of the travel service provider or restaurant. For example, a reservation made through Booking.com (which is domiciled in the Netherlands) at a hotel in New York by a consumer in the United States is part of the results of the Company's businesses outside of the U.S. The Company's geographic information is as follows (in millions):

		Outside of the U.S.
	United States	The Netherlands	Other	Total
Total revenues for the three months ended March 31,
2022	$475	$1,969	$251	$2,695
2021	$197	$811	$133	$1,141

Revenue by Type of Service

Approximately 86% of the Company's revenues for the three months ended March 31, 2022 and 2021 relate to online accommodation reservation services. Revenue from all other sources of online travel reservation services and advertising and other revenues each individually represent less than 10% of the Company's total revenue for each period.

Deferred Merchant Bookings and Deferred Revenue

Cash payments received from travelers in advance of the Company completing its performance obligations are included in "Deferred merchant bookings" in the Company's Consolidated Balance Sheets and are comprised principally of amounts estimated to be payable to the travel service providers as well as the Company's estimated deferred revenue for its commission or margin and fees. At March 31, 2022 and December 31, 2021, deferred merchant bookings included deferred revenue for online travel reservation services of $421 million and $148 million, respectively. The amounts are subject to refunds for cancellations. The Company expects to complete its performance obligations generally within one year from the reservation date. During the three months ended March 31, 2022, the Company recognized revenues of $91 million from the deferred revenue balance as of December 31, 2021. The increase in the deferred revenue balance for the three months ended March 31, 2022 is principally driven by payments received from travelers, net of amounts estimated to be payable to travel service providers, for online travel reservations in the current period.

Incentive Programs

The Company provides various incentive programs such as referral bonuses, rebates, credits, and discounts. In addition, the Company offers loyalty programs, such as OpenTable's loyalty program, where participating consumers may be awarded loyalty points on current transactions that can be redeemed in the future. The estimated value of the incentives granted and the loyalty points expected to be redeemed is generally recognized as a reduction of revenue at the time they are granted. At March 31, 2022 and December 31, 2021, liabilities of $60 million and $58 million, respectively, for incentives granted and $11 million and $13 million, respectively, for the loyalty programs were included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

3.    STOCK-BASED COMPENSATION

The Company maintains equity incentive plans that include performance share units granted to officers and certain other employees, broad-based grants of restricted stock units, and stock options granted to certain employees.

During the three months ended March 31, 2021, the Company modified the performance-based awards granted in 2018 and 2019 to its executive officers, to fix the number of shares to be issued, subject to other vesting conditions. The modification, in aggregate, resulted in additional stock-based compensation expense of $40 million, which was recognized over the remaining requisite service periods for the performance-based awards.

Restricted stock units and performance share units granted by the Company during the three months ended March 31, 2022 had an aggregate grant-date fair value of $450 million. Restricted stock units and performance share units that vested during the three months ended March 31, 2022 had an aggregate fair value at vesting of $363 million. At March 31, 2022, there was $850 million of estimated total future stock-based compensation expense related to unvested restricted stock units and performance share units to be recognized over a weighted-average period of 2.3 years, and $21 million of estimated total future stock-based compensation expense related to unvested stock options to be recognized over a weighted-average period of 0.9 years.

The following table summarizes the activity in restricted stock units for employees and non-employee directors during the three months ended March 31, 2022:

Restricted Stock Units	Shares	Weighted-average Grant-date Fair Value
Unvested at December 31, 2021	281,924	$1,914

Granted	161,384	$2,102
Vested	(129,438)	$1,805
Forfeited	(11,234)	$2,022
Unvested at March 31, 2022	302,636	$2,057

The following table summarizes the activity in performance share units for employees during the three months ended March 31, 2022:

Performance Share Units	Shares	Weighted-average Grant-date Fair Value
Unvested at December 31, 2021(1)	108,323	$2,123

Granted(2),(3)	50,063	$2,211
Vested	(42,888)	$1,854
Performance shares adjustment (4)	31,598	$2,392
Forfeited	(1,128)	$2,274
Unvested at March 31, 2022	145,968	$2,290
(1)    Excludes 12,251 performance share units awarded during the year ended December 31, 2021 for which the grant date under Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation, was not established as of December 31, 2021. Among other conditions, for the grant date to be established, a mutual understanding is required to be reached between the Company and the employee of the key terms and conditions of the award, including the performance targets. The performance targets for each of the annual performance periods under the award are set at the beginning of the respective year.
(2)     Excludes 9,692 performance share units awarded during the three months ended March 31, 2022 for which the grant date under ASC 718 has not been established as of March 31, 2022.
(3)     Includes 7,856 performance share units awarded during the year ended December 31, 2021 for which the grant date under ASC 718 was established.
(4)    Probable outcome for performance-based awards is updated based upon changes in actual and forecasted operating results or expected achievement of performance goals, as applicable, and the impact of modifications.

The following table summarizes the activity in stock options during the three months ended March 31, 2022:

Employee Stock Options	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-average Remaining Contractual Term (in years)
Balance, December 31, 2021	135,851	$1,407	$135	8.3
Exercised	(2,386)	$1,411
Forfeited	(3,085)	$1,411
Balance, March 31, 2022	130,380	$1,407	$123	8.0
Exercisable at March 31, 2022	1,317	$1,015	$2	1.1

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

The Company's convertible senior notes have net share settlement features requiring the Company upon conversion to settle the principal amount of the debt for cash and the conversion premium for cash or shares of the Company's common stock, at the Company's option. If the conversion prices for the convertible senior notes exceed the Company's average stock price for the period, the convertible senior notes generally have no impact on diluted net income/loss per share. For periods prior to January 1, 2022, the treasury stock method was used for convertible senior notes in the calculation of diluted net income per share. Following the adoption of the accounting standards update on January 1, 2022 (see Note 1), the if-converted method is used for all periods after that date.

As the Company had net losses for both the three months ended March 31, 2022 and 2021, no incremental shares related to stock-based awards and convertible senior notes are included in the weighted-average numbers of diluted common and common equivalent shares outstanding because the effect would be anti-dilutive.

For the three months ended March 31, 2022 and 2021, 269,653 and 403,620 potential common shares, respectively, related to stock options, restricted stock units, performance share units, and convertible senior notes as applicable, were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the respective period.

5.    INVESTMENTS

The following table summarizes, by major security type, the Company's investments at March 31, 2022 (in millions):

	Cost	Gross Unrealized Gains /Upward Adjustments	Gross Unrealized Losses /Downward Adjustments	Carrying Value
Short-term investments:
Debt securities	$25	$—	$(1)	$24

Long-term investments:
Equity securities of private companies	$78	$259	$—	$337
Equity securities with readily determinable fair values	1,165	1,153	(455)	1,863
Total	$1,243	$1,412	$(455)	$2,200

The following table summarizes, by major security type, the Company's investments at December 31, 2021 (in millions):

	Cost	Gross Unrealized Gains/Upward Adjustments	Gross Unrealized Losses/Downward Adjustments	Carrying Value
Short-term investments:
Debt securities	$25	$—	$—	$25

Long-term investments:
Equity securities of private companies	$66	$259	$—	$325
Equity securities with readily determinable fair values	1,165	1,990	(305)	2,850
Total	$1,231	$2,249	$(305)	$3,175

Short-term investments in debt securities are included in "Other current assets" in the Consolidated Balance Sheets.

Equity securities with readily determinable fair values include the Company's investments in Meituan, Grab Holdings Limited ("Grab"), and DiDi Global Inc. ("DiDi") with fair values of $1.6 billion, $148 million, and $98 million, respectively, at March 31, 2022 and $2.3 billion, $301 million, and $195 million at December 31, 2021, respectively, which are included in "Long-term investments" in the Consolidated Balance Sheets. Net unrealized losses of $728 million, $153 million, and $97 million for the three months ended March 31, 2022 related to Meituan, Grab, and DiDi, respectively, and net unrealized gains of $29 million for the three months ended March 31, 2021 related to Meituan, are included in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations. In April 2022, DiDi announced that a shareholders' meeting will be held in May 2022 to consider the delisting of its American Depositary Shares ("ADSs") from the New York Stock Exchange and that it will not apply for listing of its shares on any other stock exchange before completion of the delisting. As of May 3, 2022, the market prices of DiDi's ADSs and Grab's shares decreased by 20% and 10%, respectively, as compared to their respective market prices on March 31, 2022.

Investments in equity securities without readily determinable fair values are measured at cost less impairment, if any. Such investments are also required to be measured at fair value as of the date of certain observable transactions for the identical or a similar investment of the same issuer. The Company’s investment in equity securities of private companies at March 31, 2022 and December 31, 2021, includes $51 million invested in Yanolja Co., Ltd. ("Yanolja"), which had a carrying value of $306 million as of those dates.

6.    FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value at March 31, 2022 and nonrecurring fair value measurements are classified in the categories described in the table below (in millions):

	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
ASSETS:
Cash equivalents and restricted cash equivalents:
Money market fund investments	$9,691	$—	$—	$9,691
Time deposits and certificates of deposit	63	—	—	63
Short-term investments:
Debt securities	—	24	—	24
Long-term investments:
Equity securities	1,863	—	—	1,863
Derivatives:
Foreign currency exchange derivatives	—	11	—	11
Total assets at fair value	$11,617	$35	$—	$11,652

LIABILITIES:
Foreign currency exchange derivatives	$—	$19	$—	$19

Nonrecurring fair value measurements
Assets held for sale (1)	$—	$—	$10	$10
Total nonrecurring fair value measurements	$—	$—	$10	$10
(1)    See Note 15 for additional information related to assets held for sale.

Financial assets and liabilities carried at fair value at December 31, 2021 and nonrecurring fair value measurements are classified in the categories described in the table below (in millions):

	Level 1	Level 2	Total
Recurring fair value measurements (1)
ASSETS:
Cash equivalents and restricted cash equivalents:
Money market fund investments	$10,410	$—	$10,410
Time deposits and certificates of deposit	25	—	25
Short-term investments:
Debt securities	—	25	25
Long-term investments:
Equity securities	2,850	—	2,850
Derivatives:
Foreign currency exchange derivatives	—	5	5
Total assets at fair value	$13,285	$30	$13,315

LIABILITIES:
Foreign currency exchange derivatives	$—	$11	$11

Nonrecurring fair value measurements
Investments in equity securities of private companies (2)	$—	$325	$325
Total nonrecurring fair value measurements	$—	$325	$325
(1)    The Company did not have any Level 3 fair value measurements at December 31, 2021.
(2)    During the year ended December 31, 2021, the Company recorded upward adjustments to its investments in equity securities of private companies based on observable price changes in orderly transactions for identical or similar investments of the same issuer (see Note 5).

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

The valuation of the Company's investment in debt securities is considered a "Level 2" valuation because the Company has access to quoted prices for identical or comparable securities, but does not have visibility into the volume and frequency of trading for this investment. A market approach is used for recurring fair value measurements and the valuation techniques use inputs that are observable, or can be corroborated by observable data, in an active marketplace.

Derivatives

The Company's derivative instruments are valued using pricing models. Pricing models take into account the contract terms as well as multiple inputs where applicable, such as interest rate yield curves, option volatility, and foreign currency exchange rates. The valuation of derivatives are considered "Level 2" fair value measurements. The Company's derivative instruments are typically short-term in nature. The Company reports the fair values of its derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets in "Other current assets" and "Accrued expenses and other current liabilities," respectively.

In the normal course of business, the Company is exposed to the impact of foreign currency fluctuations which it mitigates by following established risk management policies and procedures, including the use of derivatives. The Company enters into foreign currency forward contracts to hedge its exposure to the impact of movements in foreign currency exchange rates primarily on its transactional balances denominated in currencies other than the functional currency and does not use derivatives for trading or speculative purposes. As of March 31, 2022 and December 31, 2021, the Company did not designate any foreign currency exchange derivatives as hedges for accounting purposes.

The table below provides estimated fair values and notional amounts of foreign currency exchange derivatives outstanding at March 31, 2022 and December 31, 2021 (in millions). The notional amount of a foreign currency forward contract is the contracted amount of foreign currency to be exchanged and is not recorded in the balance sheets.

	March 31, 2022	December 31, 2021
Estimated fair value of derivative assets	$11	$5
Estimated fair value of derivative liabilities	$19	$11

Notional amount:
Foreign currency purchases	$1,360	$840
Foreign currency sales	$2,019	$1,857

The Company recorded losses of $16 million and $9 million in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations related to foreign currency exchange derivatives for the three months ended March 31, 2022 and 2021, respectively.

Other Financial Assets and Liabilities

At March 31, 2022 and December 31, 2021, the Company's cash consisted of bank deposits. Cash equivalents principally include money market fund investments, time deposits, and certificates of deposit and their carrying value generally approximates the fair value as they are readily convertible to known amounts of cash. Other financial assets and liabilities, including restricted cash, accounts payable, accrued expenses, and deferred merchant bookings, are carried at cost which approximates their fair values because of the short-term nature of these items. Accounts receivable and other financial assets measured at amortized cost are carried at cost less an allowance for expected credit losses to present the net amount expected to be collected (see Note 7). See Note 9 for the estimated fair value of the Company's outstanding senior notes, including the estimated fair value of the Company's convertible senior notes.

7.     ACCOUNTS RECEIVABLE AND OTHER FINANCIAL ASSETS

Accounts receivable in the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021 includes receivables from customers of $1.1 billion and receivables from payment processors and networks of $545 million and $343 million, respectively. The remaining balance principally relates to receivables from marketing affiliates. The Company’s receivables are short-term in nature. In addition, the Company had prepayments to certain customers of $51 million and $67 million included in "Prepaid expenses, net" and $20 million and $18 million included in "Other assets, net" in the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, respectively. The amounts mentioned above are stated on gross basis, before deducting the allowance for expected credit losses.

Significant judgments and assumptions are required to estimate the allowance for expected credit losses and such assumptions may change in future periods, particularly the assumptions related to the business prospects and financial condition of customers and marketing affiliates, including the impact of the COVID-19 pandemic, and the Company’s ability to collect the receivable or recover the prepayment.

The following table summarizes the activity of the allowance for expected credit losses on receivables (in millions):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of year	$101	$166
Provision charged to expense	30	(12)
Write-offs and adjustments	(28)	(57)
Foreign currency translation adjustments	(1)	(3)
Balance, end of period	$102	$94

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

	Three Months Ended March 31,
	2022	2021
Balance, beginning of year	$47	$55
Provision charged to expense	(3)	2
Write-offs and adjustments	(1)	(1)
Balance, end of period	$43	$56

8.    GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

The Company's intangible assets at March 31, 2022 and December 31, 2021 consist of the following (in millions):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
Supply and distribution agreements	$1,398	$(608)	$790	$1,407	$(591)	$816	3 - 20 years

Technology	296	(160)	136	297	(151)	146	2 - 7 years

Internet domain names	40	(36)	4	41	(36)	5	5 - 20 years

Trade names	1,812	(745)	1,067	1,814	(724)	1,090	4 - 20 years

Other intangible assets	2	(2)	—	2	(2)	—	Up to 15 years
Total intangible assets	$3,548	$(1,551)	$1,997	$3,561	$(1,504)	$2,057

Intangible assets are amortized on a straight-line basis. Amortization expense was $56 million and $41 million for the three months ended March 31, 2022 and 2021, respectively.

A substantial portion of the Company's intangible assets and goodwill relates to the acquisitions of OpenTable, KAYAK, and Getaroom. The purchase price allocation for the acquisition of Getaroom has not been completed at March 31, 2022 (see Note 14).

The balance of goodwill as of March 31, 2022 and December 31, 2021 is net of cumulative impairment charges of $2.0 billion.

9.    DEBT

Revolving Credit Facility

In August 2019, the Company entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. The revolving credit facility provides for the issuance of up to $80 million of letters of credit as well as borrowings of up to $100 million on same-day notice, referred to as swingline loans. Other than swingline loans, which are available only in U.S. Dollars, borrowings and letters of credit under the revolving credit facility may be made in U.S. Dollars, Euros, British Pounds Sterling, and any other foreign currency agreed to by the lenders. The proceeds of loans made under the facility can be used for working capital and general corporate purposes, including acquisitions, share repurchases, and debt repayments. At March 31, 2022 and December 31, 2021, there were no borrowings outstanding and $5 million and $4 million, respectively, of letters of credit issued under this revolving credit facility.

The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to the Company's ability to borrow thereunder. The 2020 amendment to the credit facility increased the permitted maximum leverage ratio through and including the three months ending March 31, 2023. Under the amendment, the Company may not declare or make any cash distribution or repurchase any of its shares (with certain exceptions including in connection with tax withholding related to shares issued to employees) unless (i) prior to the delivery of financial statements for the three months ending June 30, 2022, it has at least $6.0 billion of liquidity on a pro forma basis, based on unrestricted cash, cash equivalents, short-term investments, and unused capacity under the revolving credit facility and (ii) after the delivery of financial statements for the three months ending June 30, 2022, it is in compliance on a pro forma basis with the maximum leverage ratio covenant then in effect. Such restriction ends upon delivery of financial statements required for the three months ending June 30, 2023, or the Company has the ability to terminate this restriction earlier if it demonstrates compliance with the original maximum leverage ratio covenant in the revolving credit facility.

Outstanding Debt

Outstanding debt at March 31, 2022 consists of the following (in millions):

March 31, 2022	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current liabilities:
2.15% (€750 Million) Senior Notes due November 2022	$834	$—	$834
2.75% Senior Notes due March 2023	500	(1)	499
Total current liabilities	$1,334	$(1)	$1,333

Long-term debt:
2.375% (€1 Billion) Senior Notes due September 2024	$1,113	$(5)	$1,108
3.65% Senior Notes due March 2025	500	(1)	499
0.1% (€950 Million) Senior Notes due March 2025	1,057	(4)	1,053
0.75% Convertible Senior Notes due May 2025	863	(12)	851
3.6% Senior Notes due June 2026	1,000	(4)	996
1.8% (€1 Billion) Senior Notes due March 2027	1,113	(3)	1,110
3.55% Senior Notes due March 2028	500	(2)	498
0.5% (€750 Million) Senior Notes due March 2028	834	(5)	829
4.625% Senior Notes due April 2030	1,500	(9)	1,491
Total long-term debt	$8,480	$(45)	$8,435

Outstanding debt at December 31, 2021 consists of the following (in millions):

December 31, 2021	Outstanding Principal Amount	Unamortized Debt Discount and Debt Issuance Cost	Carrying Value
Current Liabilities:
0.8% (€1 Billion) Senior Notes due March 2022	$1,137	$—	$1,137
2.15% (€750 Million) Senior Notes due November 2022	853	(1)	852
Total current liabilities	$1,990	$(1)	$1,989

Long-term debt:
2.75% Senior Notes due March 2023	$500	$(1)	$499
2.375% (€1 Billion) Senior Notes due September 2024	1,137	(5)	1,132
3.65% Senior Notes due March 2025	500	(1)	499
0.1% (€950 Million) Senior Notes due March 2025	1,080	(4)	1,076
0.75% Convertible Senior Notes due May 2025	863	(99)	764
3.6% Senior Notes due June 2026	1,000	(4)	996
1.8% (€1 Billion) Senior Notes due March 2027	1,137	(3)	1,134
3.55% Senior Notes due March 2028	500	(2)	498
0.5% (€750 Million) Senior Notes due March 2028	853	(5)	848
4.625% Senior Notes due April 2030	1,500	(9)	1,491
Total long-term debt	$9,070	$(133)	$8,937

Fair Value of Debt

At March 31, 2022 and December 31, 2021, the estimated fair value of the outstanding debt was approximately $10.4 billion and $12.1 billion, respectively, and was considered a "Level 2" fair value measurement (see Note 6). Fair value was estimated based upon actual trades at the end of the reporting period or the most recent trade available as well as the Company's stock price at the end of the reporting period. The estimated fair value of the Company's debt in excess of the outstanding principal amount at March 31, 2022 and December 31, 2021 primarily relates to the conversion premium on the convertible senior notes due in May 2025 and the outstanding senior notes due in April 2030.

Convertible Senior Notes

In April 2020, the Company issued $863 million aggregate principal amount of convertible senior notes due in May 2025 with an interest rate of 0.75% (the "May 2025 Notes"). The Company paid $19 million in debt issuance costs during the year ended December 31, 2020 related to this offering. The May 2025 Notes are convertible, subject to certain conditions, into the Company's common stock at a conversion price of $1,886.44 per share. The May 2025 Notes are convertible, at the option of the holder, prior to November 1, 2024, upon the occurrence of specific events, including but not limited to a change in control, or if the closing sales price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the conversion price in effect for the notes on the last trading day of the immediately preceding quarter. In the event that all or substantially all of the Company's common stock is acquired on or prior to the maturity of the May 2025 Notes in a transaction in which the consideration paid to holders of the Company's common stock consists of all or substantially all cash, the Company would be required to make additional payments in the form of additional shares of common stock to the holders of the May 2025 Notes in an aggregate value ranging from $0 to $235 million depending upon the date of the transaction and the then current stock price of the Company. Starting on November 1, 2024, holders will have the right to convert all or any portion of the May 2025 Notes, regardless of the Company's stock price. The May 2025 Notes may not be redeemed by the Company prior to maturity. The holders may require the Company to repurchase the May 2025 Notes for cash in certain circumstances. Interest on the May 2025 Notes is payable on May 1 and November 1 of each year. If the note holders exercise their option to convert, the Company delivers cash to repay the principal amount of the notes and delivers shares of common stock or cash, at its option, to satisfy the conversion value in excess of the principal amount. Based on the closing price of the Company's common stock for the prescribed measurement periods for the three months ended March 31, 2022 and December 31, 2021, the contingent conversion thresholds on the May 2025 Notes were not exceeded and therefore the notes were not convertible. At March 31, 2022 and December 31, 2021, the estimated fair value of the May 2025 Notes was $1.3 billion and was considered a "Level 2" fair value measurement (see Note 6).

On January 1, 2022, the Company adopted the new accounting standards update relating to convertible instruments (see Note 1). The following table summarizes the interest expenses and weighted-average effective interest rates related to the convertible senior notes (in millions, except for interest rates). The remaining period for amortization of debt issuance costs and debt discount, as applicable, is the period until the stated maturity date for the respective debt. The adoption of the new accounting standards update resulted in a decrease of $6 million in "Interest expense" and "Loss before income taxes" in the Unaudited Consolidated Statement of Operations for the three months ended March 31, 2022.

	For the Three Months Ended March 31,
	2022	2021
Coupon interest expense	$2	$4
Amortization of debt discount and debt issuance costs	1	14
Total interest expense	$3	$18

Weighted-average effective interest rate	1.2%	3.9%

Other Senior Notes

In March 2022, the Company repaid $1.1 billion on the maturity of senior notes with an interest rate of 0.8% and principal amount of 1.0 billion Euros.

In March 2021, the Company issued Senior Notes due March 2025 with an interest rate of 0.1% for an aggregate principal amount of 950 million Euros and Senior Notes due March 2028 with an interest rate of 0.5% for an aggregate principal amount of 750 million Euros. The proceeds from the issuance of these senior notes were used to redeem the Senior Notes due April 2025 and the Senior Notes due April 2027.

Other senior notes had a total carrying value of $8.9 billion and $10.2 billion at March 31, 2022 and December 31, 2021, respectively. Debt discount and debt issuance costs are amortized using the effective interest rate method over the period from the origination date through the stated maturity date.

The following table summarizes the interest expenses related to other senior notes (in millions):

	For the Three Months Ended March 31,
	2022	2021
Coupon interest expense	$58	$78
Amortization of debt discount and debt issuance costs	3	2
Total interest expense	$61	$80

The Company designates certain portions of the aggregate principal value of the Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. For the three months ended March 31, 2022 and 2021, the carrying value of the portion of Euro-denominated debt, designated as a net investment hedge, ranged from $5.0 billion to $5.6 billion and from $2.7 billion to $2.8 billion, respectively.

10.    TREASURY STOCK

At March 31, 2022 and December 31, 2021, the Company had a total remaining authorization of $9.5 billion and $10.4 billion, respectively, to repurchase its common stock under a program authorized by the Company's Board of Directors in 2019 to repurchase up to $15.0 billion of the Company's common stock. The Company expects to complete repurchases under the remaining authorization within the next three years assuming the travel recovery continues and the Company is able to meet the minimum liquidity required by the credit facility amendment. See Note 9 for a description of the impact of the 2020 credit facility amendment on the Company's ability to repurchase shares. Additionally, the Board of Directors has given the Company the general authorization to repurchase shares of its common stock withheld to satisfy employee withholding tax obligations related to stock-based compensation.

The following table summarizes the Company's stock repurchase activities during the three months ended March 31, 2022 and 2021 (in millions, except for shares, which are reflected in thousands):

	Three Months Ended March 31,
	2022		2021
	Shares	Amount	Shares	Amount
Authorized stock repurchase programs	414	$948	—	$—
General authorization for shares withheld on stock award vesting	73	152	64	146
Total	487	$1,100	64	$146

Stock repurchases of $30 million in March 2022 were settled in April 2022. In addition, in April 2022, the Company repurchased approximately $325 million of its common stock.

For the three months ended March 31, 2022 and 2021, the Company remitted employee withholding taxes of $131 million and $137 million, respectively, to the tax authorities, which is different from the aggregate cost of the shares withheld for taxes for each period due to the timing in remitting the taxes. The cash remitted to the tax authorities is included in financing activities in the Unaudited Consolidated Statements of Cash Flows.

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

The Company's effective tax rate for the three months ended March 31, 2022 was 17.6%, compared to 80.2% for the three months ended March 31, 2021. The Company's 2022 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to higher international tax rates, valuation allowance related to certain unrealized losses on equity securities, and certain non-deductible expenses, partially offset by the benefit of the Netherlands Innovation Box Tax (discussed below).

The Company's 2021 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to higher international tax rates and certain non-deductible expenses, partially offset by the benefit of the Netherlands Innovation Box Tax.

The Company’s effective tax rate for the three months ended March 31, 2022 was lower than the three months ended March 31, 2021, primarily due to lower discrete U.S. tax expense related to unrealized gains on equity securities, lower international tax rates and certain lower non-deductible expenses, partially offset by a decrease in the benefit of the Netherlands Innovation Box Tax.

During the three months ended March 31, 2022 and 2021, a majority of the Company's income was reported in the Netherlands, where Booking.com is based. According to Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") rather than the Dutch statutory rate. Effective January 1, 2022, the Netherlands corporate income tax rate increased from 25% to 25.8%. A portion of Booking.com's earnings during the three months ended March 31, 2022 and 2021 qualified for Innovation Box Tax treatment, which had a beneficial impact on the Company's effective tax rates for these periods.

The aggregate amount of unrecognized tax benefits for all matters at March 31, 2022 and December 31, 2021 was $119 million and $120 million, respectively. The unrecognized tax benefits, if recognized, would impact the effective tax rate. As of March 31, 2022 and December 31, 2021, total gross interest and penalties accrued was $30 million. The majority of these unrecognized tax benefits are included in "Other long-term liabilities" and "Other assets, net" in the Consolidated Balance Sheets.

12.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The tables below present the changes in the balances of accumulated other comprehensive loss ("AOCI") by component for the three months ended March 31, 2022 and 2021 (in millions):

	Foreign currency translation adjustments					Unrealized losses on cash flow hedges(1)			Net unrealized gains (losses) on available-for-sale securities			Total AOCI, net of tax
	Foreign currency translation		Net investment hedges (2)		Total, net of tax	Before tax	Tax	Total, net of tax	Before tax	Tax	Total, net of tax
	Before tax	Tax (3)	Before tax	Tax

Three Months Ended March 31, 2022
Balance, December 31, 2021	$(276)	$67	$91	$(28)	$(146)	$—	$—	$—	$3	$(1)	$2	$(144)

Other comprehensive (loss) income ("OCI") before reclassifications	(135)	7	117	(27)	(38)	—	—	—	(1)	—	(1)	(39)
OCI for the period	(135)	7	117	(27)	(38)	—	—	—	(1)	—	(1)	(39)
Balance, March 31, 2022	$(411)	$74	$208	$(55)	$(184)	$—	$—	$—	$2	$(1)	$1	$(183)

	Foreign currency translation adjustments					Unrealized losses on cash flow hedges(1)			Net unrealized gains (losses) on available-for-sale securities			Total AOCI, net of tax
	Foreign currency translation		Net investment hedges (2)		Total, net of tax	Before tax	Tax	Total, net of tax	Before tax	Tax	Total, net of tax
	Before tax	Tax (3)	Before tax	Tax

Three Months Ended March 31, 2021
Balance, December 31, 2020	$11	$47	$(184)	$37	$(89)	$—	$—	$—	$3	$(32)	$(29)	$(118)

Other comprehensive (loss) income ("OCI") before reclassifications	(117)	4	109	(26)	(30)	(15)	4	(11)	(1)	—	(1)	(42)
OCI for the period	(117)	4	109	(26)	(30)	(15)	4	(11)	(1)	—	(1)	(42)
Balance, March 31, 2021	$(106)	$51	$(75)	$11	$(119)	$(15)	$4	$(11)	$2	$(32)	$(30)	$(160)
(1)    Relates to the reverse treasury lock agreements with an aggregate notional amount of $1.8 billion entered in March 2021 to hedge the risk of changes in the cash flows related to the planned redemption, in April 2021, of the Senior Notes due April 2025 and the Senior Notes due April 2027. The agreements were designated as cash flow hedges and settled in April 2021.
(2)    Net investment hedges balance at March 31, 2022 and earlier dates presented above, includes accumulated net losses from fair value adjustments of $35 million ($53 million before tax) associated with previously settled derivatives that were designated as net investment hedges. The remaining balances relate to foreign currency transaction gains (losses) and related tax benefits (expenses) associated with the Company's Euro-denominated debt that is designated as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries (see Note 9).
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

13.    COMMITMENTS AND CONTINGENCIES

Competition and Consumer Protection Reviews

At times, online platforms, including online travel platforms, have been the subject of investigations or inquiries by various national competition authorities ("NCAs") or other governmental authorities regarding competition law matters, consumer protection issues or other areas of concern. The Company is and has been involved in many such investigations. For example, the Company has been and continues to be involved in investigations related to whether Booking.com's contractual parity arrangements with accommodation providers, sometimes also referred to as "most favored nation" or "MFN" provisions, are anti-competitive because they require accommodation providers to provide Booking.com with room rates, conditions or availability that are at least as favorable as those offered to other online travel companies ("OTCs") or through the accommodation provider's website. To resolve and close certain of the investigations, the Company has from time to time made commitments to the investigating authorities regarding future business practices or activities, such as agreeing to narrow the scope of its parity clauses, in order to resolve parity-related investigations. These investigations have resulted in fines and the Company could incur additional fines in the future. In addition, in September 2017, the Swiss Price Surveillance Office opened an investigation into the level of commissions of Booking.com in Switzerland and the investigation is ongoing. If there is an adverse outcome and Booking.com is unsuccessful in any appeal, Booking.com could be required to reduce its commissions in Switzerland. Some authorities are reviewing the online hotel booking sector more generally through market inquiries and the Company cannot predict the outcome of such inquiries or any resulting impact on its business, results of operations, cash flows or financial condition.

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

Tax Matters

French tax authorities conducted audits of Booking.com for the years 2003 through 2012, 2013 through 2015, and 2016 through 2018. In December 2015, the French tax authorities issued Booking.com assessments for unpaid income and value added taxes ("VAT") related to tax years 2006 through 2012 for approximately 356 million Euros ($396 million), the majority of which represents penalties and interest. The assessments assert that Booking.com had a permanent establishment in France. In December 2019, the French tax authorities issued an additional assessment of 70 million Euros ($78 million), including interest and penalties, for the 2013 tax year asserting that Booking.com had taxable income attributable to a permanent establishment in France. The French tax authorities also have issued assessments totaling 39 million Euros ($44 million), including interest and penalties, for certain tax years between 2011 and 2015 on Booking.com's French subsidiary asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com in the Netherlands. On February 8, 2022, the French Tax Court issued a decision in favor of Booking.com’s French subsidiary regarding the assessments of 3 million Euros ($4 million) for the tax years 2011 and 2012. In December 2021, the French tax authorities issued assessments on Booking.com’s French subsidiary totaling 78 million Euros ($86 million), including interest and penalties, for the tax years 2016 through 2018 asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com. As a result of a formal demand from the French tax authorities for payment of the amounts assessed against Booking.com for the years 2006 through 2012, in January 2019, the Company paid the assessments of approximately 356 million Euros ($396 million) in order to preserve its right to contest those assessments in court. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent the Company prevails. In December 2019 and October 2020, the Company initiated court proceedings with respect to certain of the assessments. Although the Company believes that Booking.com has been, and continues to be, in compliance with French tax law, and the Company is contesting the assessments, during the three months ended September 30, 2020, the Company contacted the French tax authorities regarding the potential to achieve resolution of the matter through a settlement. After assessing several potential outcomes and potential settlement amounts and terms, an expense for unrecognized tax benefit in the amount of 50 million Euros ($59 million) was recorded during the year ended December 31, 2020, of which the majority was included as a partial reduction to the tax payment recorded in "Other assets, net" in the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021. In December 2020, the French Administrative Court (Conseil d’Etat) delivered a decision in the "ValueClick" case that could have an impact on the outcome in the Company's case. After considering the potential adverse impact of the new decision on the potential outcomes for the Booking.com assessments, the Company currently estimates that the reasonably possible loss related to VAT is approximately 20 million Euros ($22 million).

In December 2018 and December 2019, the Italian tax authorities issued assessments on Booking.com's Italian subsidiary for approximately 48 million Euros ($53 million) for the 2013 tax year and 58 million Euros ($64 million) for the 2014 tax year asserting that its transfer pricing policies were inadequate. The Company believes Booking.com has been and continues to be in compliance with Italian tax law. In September 2020, the Italian tax authorities approved the opening of a Mutual Agreement Procedure ("MAP") between Italy and the Netherlands for the 2013 tax year and Booking.com has submitted a request that the 2014 tax year be added to the MAP. Based on the possibility of the 2013 and 2014 Italian assessments being settled through the MAP process, and, after considering potential resolution amounts, a net expense for unrecognized tax benefit of 4 million Euros ($5 million) was recorded during the three months ended September 30, 2020. In March 2021, the Italian authorities issued assessments on Booking.com’s Italian subsidiary for approximately 31 million Euros ($35 million) for the 2015 tax year, again asserting that its transfer pricing policies were inadequate. Based on the Company’s expectation that the Italian assessments for 2013, 2014, 2015 and any transfer pricing assessments received for subsequent open years will be settled through the MAP process, and after considering potential resolution amounts, an additional net expense for unrecognized tax benefit of 13 million Euros ($16 million) was recorded during the three months ended March 31, 2021. In August 2021, the Italian tax authorities issued a transfer pricing assessment on Booking.com’s Italian subsidiary for approximately 114 million Euros ($127 million) for the periods 2016-2018. The Company has requested that the 2016-2018 assessments be added to the MAP. Because the unrecognized tax benefit recorded during the three months ended March 31, 2021 already reflected consideration of potential resolution amounts for Italian transfer pricing assessments for all open tax years, including 2016-2018, no additional unrecognized tax benefit has been recorded for the 2016-2018 assessments. In December 2019, the Company paid 10 million Euros ($11 million) as a partial prepayment of the 2013 assessment to avoid any collection enforcement from the Italian tax authorities pending the appeal phase of the case. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, does not constitute an admission that the Company owes the taxes and will be refunded (with interest) to the Company to the extent that the Company prevails. A total of 5 million Euros ($6 million) of the net expense for unrecognized tax benefit recorded during the year ended December 31, 2021 and 2020 has been included as a partial reduction to the tax payment recorded in "Other assets, net" in the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021. Similarly, in February 2022 the Company made deposits totaling 23 million Euros ($26 million) for the 2014 and 2015 assessments. The Company expects to be required to make prepayment deposits or provide bank guarantees of approximately 41 million Euros ($45 million), with respect to the 2016-2018 assessments to avoid any collection enforcement from the Italian tax authorities pending the MAP proceedings.

In June 2021, the investigative arm of the Italian tax authorities issued a Tax Audit Report for the 2013 through 2019 Italian VAT audit. While the Tax Audit Report does not constitute a formal tax assessment, it recommends that an assessment of 154 million Euros ($171 million), plus interest and penalties, should be made on Booking.com BV for VAT related to commissions charged to certain Italian accommodation providers. The Company believes that Booking.com has been, and continues to be, in compliance with Italian and EU VAT laws and the Company has not recorded any liability in connection with the Tax Audit Report. It is unclear what further actions, if any, the Italian authorities will take with respect to the VAT audit for the periods 2013 through 2019. Such actions could include closing the investigation, assessing Booking.com additional taxes and/or imposing interest, fines, penalties or criminal proceedings.

In 2018 and 2019, Turkish tax authorities asserted that Booking.com has a permanent establishment in Turkey and have issued tax assessments for the years 2012 through 2018 for approximately 824 million Turkish Lira ($56 million), which includes interest and penalties through March 31, 2022. The Company believes that Booking.com has been, and continues to be, in compliance with Turkish tax law, and the Company is contesting these assessments in court. The Company has not recorded a liability in connection with these assessments. In December 2021, the Company paid approximately 118 million Turkish Lira ($8 million) of the assessments in order to preserve its right to contest a portion of the assessments in court. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021 does not constitute an admission that the Company owes the taxes and will be refunded to the Company to the extent the Company prevails.

From time to time, the Company is involved in other tax-related audits, investigations, or litigation, which relate to income taxes, value-added taxes, travel transaction taxes (e.g., hotel occupancy taxes), sales taxes, employment taxes, or other taxes. Any taxes or other assessments in excess of the Company's current tax provisions, whether in connection with the foregoing or otherwise (including the resolution of any tax proceedings), could have a materially adverse impact on the Company's results of operations, cash flows, and financial condition.

Other Matters

Beginning in 2014, Booking.com received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) ("BPF") claiming that Booking.com is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which Booking.com is currently participating. BPF instituted legal proceedings against Booking.com and in 2016 the District Court of Amsterdam rejected all of BPF’s claims. BPF appealed the decision to the Court of Appeal, and, in May 2019, the Court of Appeal also rejected all of BPF’s claims, in each case by ruling that Booking.com does not meet the definition of a travel intermediary for purposes of the mandatory pension scheme. BPF then appealed to the Netherlands Supreme Court. In April 2021, the Supreme Court overturned the previous decision of the Court of Appeal and held that Booking.com meets the definition of a travel intermediary for the purposes of the mandatory pension scheme. The Supreme Court ruled only on the qualification of Booking.com as a travel intermediary for the purposes of the mandatory pension scheme and did not rule on the various other defenses brought forward by the Company against BPF's claims. The Supreme Court referred the matter to another Court of Appeal that will have to assess the other defenses brought forward by the Company if BPF were to proceed with the litigation. The Company intends to pursue a number of defenses in any subsequent proceedings and may ultimately prevail in whole or in part. While the Company continues to believe that Booking.com is in compliance with its pension obligations and that the Court of Appeal could ultimately rule in favor of Booking.com, given the Supreme Court’s decision, the Company believes it is probable that it has incurred a loss related to this matter. The Company is not able to reasonably estimate a loss or a range of loss because there are significant factual and legal questions yet to be determined in any subsequent proceedings. As a result, as of March 31, 2022, the Company has not recorded a liability in connection with a potential adverse ultimate outcome to this litigation. However, if Booking.com were to ultimately lose and all of BPF’s claims were to be accepted (including with retroactive effect to 1999), the Company estimates that as of March 31, 2022, the maximum loss, not including any potential interest or penalties, would be approximately 301 million Euros ($335 million). Such estimated potential loss increases as Booking.com continues not to contribute to the BPF and depends on Booking.com's applicable employee compensation after March 31, 2022.

The Company accrues for certain legal contingencies where it is probable that a loss has been incurred and the amount can be reasonably estimated. Such accrued amounts are not material to the Company's balance sheets and provisions recorded have not been material to the Company's results of operations or cash flows.

From time to time, the Company notifies the Dutch data protection authority in accordance with its obligations under the E.U. General Data Protection Regulation of certain incidental and accidental personal data security incidents. Although the Company believes it has fulfilled its data protection regulatory obligations, should the Dutch data protection authority decide these incidents were the result of inadequate technical and organizational security measures, it could decide to impose a fine. The Company has been, is currently, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third-party intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources, divert management's attention from the Company's business objectives and adversely affect the Company's business, results of operations, financial condition, and cash flows.

Building Construction

As of March 31, 2022, the Company had a remaining obligation of 8 million Euros ($9 million) related to the turnkey agreement for the construction of Booking.com's future headquarters in the Netherlands, which will be paid through 2022, when the Company anticipates construction will be complete. In addition to the turnkey agreement, the Company has a remaining obligation at March 31, 2022 to pay 68 million Euros ($75 million) over the remaining initial term of the acquired land lease, which expires in 2065. The Company has made and will continue to make additional capital expenditures to fit out and furnish the office space. At March 31, 2022, the Company had 15 million Euros ($17 million) of outstanding commitments to vendors to fit out and furnish the office space.

Other Contractual Obligations

The Company had $686 million and $511 million of standby letters of credit or bank guarantees issued on behalf of the Company as of March 31, 2022 and December 31, 2021, respectively, including those issued under the revolving credit facility. These are obtained primarily for regulatory purposes and payment guarantees to third-party payment processors. See Note 9 for information related to letters of credit issued under the revolving credit facility.

14.    ACQUISITIONS

In November 2021, the Company entered into an agreement to acquire global flight booking provider Etraveli Group for approximately 1.6 billion Euros ($1.8 billion). Completion of the acquisition is subject to certain closing conditions, including regulatory approvals.

In December 2021, the Company acquired all of the outstanding stock of Getaroom, a business-to-business ("B2B") distributor of hotel rooms, in a cash transaction for $1.3 billion ($1.2 billion, net of cash acquired).

The accounting for the Getaroom acquisition is based on provisional amounts as the allocation of the consideration transferred was not complete for accounting purposes as of March 31, 2022. The following table summarizes the preliminary allocation of the consideration transferred. The amounts allocated to goodwill, intangibles and certain assets and liabilities, and the estimated useful lives of certain assets (and the related amortization expense) are subject to change as the Company continues to identify and measure the assets acquired, liabilities assumed and consideration transferred and evaluate the preliminary valuation and underlying inputs and assumptions.

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

15.    RESTRUCTURING, DISPOSAL, AND OTHER EXIT COSTS

In response to the reduction in the Company's business volumes as a result of the impact of the COVID-19 pandemic (see Note 1), during the year ended December 31, 2020, the Company took actions at all its brands to reduce the size of its workforce to optimize efficiency and reduce costs. During the three months ended March 31, 2021, the Company recorded restructuring expenses of $8 million.

In February 2022, the Company entered into an agreement to transfer certain customer service operations of Booking.com to Majorel Group Luxembourg S.A. ("Majorel"). The transaction is subject to customary closing conditions. The assets expected to be transferred to Majorel, with the related liabilities, are classified as held for sale as of March 31, 2022 and are stated at the lower of their carrying value and fair value less costs to sell resulting in a loss of $36 million which was recorded in "Restructuring, disposal and other exit costs" in the Unaudited Consolidated Statement of Operations for the three months ended March 31, 2022. "Other current assets" and "Accrued expenses and other current liabilities" in the Company's Unaudited Consolidated Balance Sheet as of March 31, 2022 includes held-for-sale assets of $10 million and related liabilities of $47 million, respectively. The carrying value of the assets and liabilities in the disposal group, before the allocation of the loss on classification as held for sale, includes lease assets and related lease liabilities of $23 million and accrued expenses of $15 million.

16.    OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows (in millions):

	Three Months Ended March 31,
	2022	2021

Net (losses) gains on equity securities (1)	$(987)	$36
Foreign currency transaction gains (2)	30	88
Other	2	7
Other income (expense), net	$(955)	$131
(1)    See Note 5 for additional information related to the net (losses) gains on equity securities.

(2)    Foreign currency transaction gains include gains of $30 million and $91 million for the three months ended March 31, 2022 and 2021, respectively, related to Euro-denominated debt and accrued interest that were not designated as net investment hedges (see Note 9).

17.    OTHER

Unaudited Consolidated Statements of Cash Flows: Additional Information

Restricted cash and cash equivalents at March 31, 2022 and December 31, 2021 principally relates to the minimum cash requirement for the Company's travel-related insurance business. The following table reconciles cash and cash equivalents and restricted cash and cash equivalents reported in the Consolidated Balance Sheets to the total amounts shown in the Unaudited Consolidated Statements of Cash Flows (in millions):

	March 31, 2022	December 31, 2021
	(Unaudited)
As included in the Consolidated Balance Sheets:
Cash and cash equivalents	$10,549	$11,127
Restricted cash and cash equivalents (1)	25	25
Cash included in assets held for sale (1) (2)	4	—
Total cash and cash equivalents and restricted cash and cash equivalents as shown in the Unaudited Consolidated Statements of Cash Flows	$10,578	$11,152
(1)    Included in "Other current assets" in the Consolidated Balance Sheets.
(2)    See Note 15 for additional information related to assets held for sale.

During the three months ended March 31, 2022 and 2021, the Company prepaid Netherlands income taxes of 54 million Euros ($60 million) and 149 million Euros ($175 million), respectively.

Noncash investing activity related to additions to property and equipment, including stock-based compensation and accrued liabilities, was $18 million and $10 million for the three months ended March 31, 2022 and 2021, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, including Part I, Item 1A "Risk Factors," as well as our Unaudited Consolidated Financial Statements and accompanying notes and the Section entitled "Special Note Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q. The information on our websites is not a part of this Quarterly Report and is not incorporated herein by reference.

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

Trends

The COVID-19 pandemic and the resulting implementation of travel restrictions by governments around the world resulted in a significant decline in travel activities and consumer demand for related services in 2020 in particular. Accommodation room nights, which include the impact of cancellations, declined rapidly as the COVID-19 pandemic spread in the first quarter of 2020 and the beginning of the second quarter of 2020. Since the beginning of the second quarter of 2020 and through 2021, accommodation room night declines versus the comparable period in 2019 have generally improved as government-imposed travel restrictions have eased, vaccines and other medical interventions have become more widespread, and consumer demand for travel has started to rebound. However, there have been periods of worsening trends due to spikes in COVID-19 cases and newly implemented travel restrictions, primarily related to new variants. In the first quarter of 2022, many countries in Europe and some countries in Asia relaxed COVID-19 related travel restrictions, which we believe positively impacted room night trends in those regions in the quarter.

On February 23, 2022, the news broke that Russia had invaded Ukraine, and we saw an immediate negative impact on our room night trends, primarily in Europe. Despite this impact, room nights for the full month of February 2022 came in about in line with 2019 levels, which was our strongest month since the onset of the COVID-19 pandemic. In early March, we suspended the booking of travel services in Russia and Belarus. This led to the loss of new bookings as well as significantly elevated levels of cancellations of reservations from these countries. Additionally, we saw some slowdown in booking trends across Europe as travelers took in the news of the invasion. For the week ended March 6, 2022, room night trends softened to about 10% lower versus 2019 levels driven by Eastern Europe, primarily Russia, and to a lesser extent by Western Europe, which remained modestly above 2019 levels. After the first week of March, we saw our room night trends improve compared to the week ended March 6, 2022, driven mainly by Europe, resulting in room nights being down about 4% in March 2022 compared to March 2019. For the first quarter of 2022, compared to the first quarter of 2019, room nights were down 9%, an improvement from the 21% room night decline in the fourth quarter of 2021, compared to the fourth quarter of 2019. Excluding room nights from bookers in Russia, Ukraine, and Belarus in both the 2022 and comparable 2019 periods, our overall room nights were up about 2% in March and down about 6% for the full first quarter.

The comparison of room nights in 2021 and 2022 to the comparable period in 2019 avoids the distortion created from comparing to a prior year period that was significantly impacted by the COVID-19 pandemic.

Quarterly Room Nights and Change versus 2019

We have observed an improvement in cancellation rates since the high in April 2020, though we have seen periods of elevated cancellation rates typically coinciding with significant increases in COVID-19 cases and newly imposed travel restrictions. The cancellation rate in the first quarter of 2022 improved compared to the first quarter of 2021 and was about in line with the first quarter of 2019. In the first quarter of 2022, a higher share of our room nights was booked with flexible cancellation policies, as compared to the first quarters of 2019 and 2021, which could result in higher than normal cancellation rates in future quarters. Increases in cancellation rates can negatively impact our marketing efficiency and we may see increased customer service costs with increases in cancellation rates.

Since the second quarter of 2020, government-imposed travel restrictions have generally limited international travel (travelers booking a stay at a property located outside their own country) more than domestic travel (travelers booking a stay within their own country). We believe the easing of government-imposed travel restrictions in many countries throughout the world in the first quarter of 2022 helped drive an increase in the share of room nights booked for international travel versus the first quarter of 2021, however, the share remained below 2019 levels.

We saw an increase in the share of room nights booked on a mobile device and mobile app bookings in the first quarter of 2022 compared to the first quarter of 2019. We saw a decrease in the share of room nights booked on a mobile device in the first quarter of 2022 compared to the first quarter of 2021, due to a year-over-year expansion of the booking window and changes in regional mix. The share of mobile app bookings in the first quarter of 2022 was about the same as the first quarter of 2021. We continue to see favorable repeat direct booking behavior from consumers in our apps which allow us more opportunities to engage directly with consumers. The revenue earned on a mobile transaction may be less than a typical desktop transaction due to different consumer purchasing patterns. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay, have lower accommodation average daily rates ("ADRs"), and are not made as far in advance.

Our global ADRs increased significantly in the first quarter of 2022 as compared to the first quarter of 2019, due primarily to higher ADRs in Europe and North America as compared to the first quarter of 2019, driven by rate increases across many destination types with notable strength in leisure destinations. In addition, our global ADRs in the first quarter of 2022, as compared to the first quarter of 2019, benefited from changes in the geographical mix of our business driven primarily by stronger room night performance in North America, which is a high ADR region, and weaker room night performance in Asia, which is a low ADR region. Our global ADRs also increased in the first quarter of 2022 as compared to the first quarter of 2021. Prior to the COVID-19 outbreak, we observed a trend of declining constant-currency accommodation ADRs partially driven by the negative impact of the changing geographical mix of our business (e.g., lower ADR regions like Asia were generally growing faster than higher ADR regions like Western Europe and North America) as well as pricing pressures within local markets from time to time. Those declining ADR trends we experienced prior to the COVID-19 pandemic resulted in and could in the future result in our gross bookings growing less than our room nights. As the travel market continues to recover from the impact of the COVID-19 pandemic and with some regions experiencing general inflation in prices, we have seen travel industry ADRs generally increasing from the pandemic lows in 2020 and as a result our ADRs have also increased. While our ADRs have continued to increase in the first quarter of 2022 as compared to the first quarter of 2019, it remains highly uncertain what the trend in industry ADRs will look like going forward.

We are constantly innovating to grow our business by, among other things, providing a best-in-class user experience with intuitive, easy-to-use online platforms to ensure that we are meeting the needs of online consumers while aiming to exceed their expectations. As part of these ongoing efforts, we have a long-term strategy to build a more integrated offering of multiple elements of travel connected by a payment platform, which we refer to as the "Connected Trip," and we expect these efforts to increase room night growth and revenue growth over time. We may see a negative impact on our operating margins in the near term as we incur the expenses associated with Connected Trip-related investments. Further, to the extent our non-accommodation services (e.g., airline ticket reservation services) have lower margins and increase as a percentage of our total business, our operating margins may be negatively affected.

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

We have established widely used and recognized e-commerce brands through marketing and promotional campaigns. Our marketing expenses, which are substantially variable in nature and are comprised of performance marketing and brand marketing expenses, increased significantly in 2021 from 2020 as a result of the improving demand environment and our own efforts to invest in marketing, but remained below 2019 levels. Total marketing expenses in the first quarter of 2022 were $1.1 billion, 149% above the first quarter of 2021, but 4% below the first quarter of 2019. Our performance marketing expense, which represents a substantial majority of our marketing expense, is primarily related to the use of online search engines (primarily Google), meta-search and travel research services, and affiliate marketing to generate traffic to our platforms. Our brand marketing expense is primarily related to costs associated with producing and airing television advertising, online video advertising (for example, on YouTube and Facebook), online display advertising, and other brand marketing.

Marketing efficiency, expressed as marketing expense as a percentage of gross bookings, and performance marketing returns on investment ("ROIs") are impacted by a number of factors that are subject to variability and are in some cases outside of our control, including ADRs, costs per click, cancellation rates, foreign currency exchange rates, our ability to convert paid traffic to booking customers, and the timing and effectiveness of our brand marketing campaigns. Marketing efficiency can also be impacted by the extent to which consumers come directly to our platforms for bookings. In the first quarter of 2022, the share of room nights booked by consumers coming directly to our platforms increased as compared to the first quarters of 2021 and 2019, which benefits marketing efficiency.

In recent years, we observed periods of stable or increasing ROIs. In the first quarter of 2022, ROIs increased versus the first quarter of 2019, but were down compared to the first quarter of 2021. We expect volatility in our ROIs as the pandemic continues to affect travel, and that ROIs could be negatively impacted in the future by increased levels of competition and other factors. When evaluating our performance marketing spend, we typically consider several factors for each channel, such as the customer experience on the advertising platform, the incremental traffic we receive, and the anticipated repeat rate from a particular platform.

Historically, our growth has primarily been generated by the worldwide accommodation reservation business of our most significant brand, Booking.com, due in part to the availability of a large number of properties through Booking.com. Booking.com included over 2.4 million properties on its website at March 31, 2022, consisting of over 400,000 hotels, motels, and resorts and approximately 2.0 million alternative accommodation properties (including homes, apartments, and other unique places to stay), all of which were above the number of properties on its website at March 31, 2021.

The share of Booking.com’s room nights booked for alternative accommodation properties in the first quarter of 2022 was about 31%, up slightly from the first quarters of 2019 and 2021. Prior to the pandemic, we observed an overall longer-term trend of an increasing share of room nights booked for alternative accommodation properties as consumer demand for these types of properties has grown, and as we have increased the number and variety of alternative accommodation properties available to consumers on Booking.com. We may experience lower profit margins due to certain additional costs, such as increased customer service costs, related to offering alternative accommodations on our platforms. As our alternative accommodation business has grown, these different characteristics have negatively impacted our profit margins and this trend may continue.

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

Many taxing authorities are increasingly focused on ways to increase tax revenues and have targeted large multinational technology companies in these efforts. As a result, many countries and some U.S. states have implemented or are considering the adoption of a digital services tax or similar tax that imposes a tax on revenue earned from digital advertisements or the use of online platforms, even when there is no physical presence in the jurisdiction. Currently, rates for this tax range from 1.5% to 10% of revenue deemed generated in the jurisdiction. The digital services taxes currently in effect, which we record in "General and administrative" expense in the Unaudited Consolidated Statements of Operations, have negatively impacted our results of operations. While the Organisation for Economic Co-operation and Development has been working on multinational tax changes that could require all member parties to remove all digital services taxes, the timing and details are not yet known.

Many national governments have conducted or are conducting investigations into competitive practices within the online travel industry, and we may be involved or affected by such investigations and their results. Some countries have adopted or proposed legislation that could also affect business practices within the online travel industry. For example, France, Italy, Belgium, and Austria have passed legislation prohibiting parity contract clauses in their entirety. Also, a number of governments are investigating or conducting information-gathering exercises with respect to compliance by online travel companies ("OTCs") with consumer protection laws, including practices related to the display of search results and search ranking algorithms, claims regarding discounts, disclosure of charges and availability, and similar messaging. In March 2022, the European Parliament and the European Council reached a political agreement toward finalizing the proposed Digital Markets Act which, together with the Digital Services Act, is expected to give regulators more instruments to investigate digital businesses and impose new rules on certain digital platforms determined to be "gatekeepers." If regulators were to determine that we are a gatekeeper under the legislation, we could be subject to additional rules and regulations not applicable to all our competitors and our business could be harmed. For more information on these matters and their potential effects on our business, see Note 13 to our Unaudited Consolidated Financial Statements. In general, increased regulatory focus on online businesses, including online travel businesses like ours, could result in increased compliance costs or otherwise adversely affect our business.

Our businesses outside of the U.S. represent a substantial majority of our financial results, but because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S. are translated from local currency (principally Euros and British Pounds Sterling) into U.S. Dollars. As a result, both the absolute amounts of and percentage changes in our foreign-currency-denominated net assets, gross bookings, revenues, operating expenses and net income as expressed in U.S. Dollars are affected by foreign currency exchange rate changes. For example, total revenues from our businesses outside of the U.S. increased by 135% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, but without the impact of changes in foreign currency exchange rates, increased year-over-year on a constant-currency basis by approximately 147%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. We designate certain portions of the aggregate principal value of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. Foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations (see Note 9 to our Unaudited Consolidated Financial Statements). Such foreign currency transaction gains or losses are dependent on the amount of net assets of the Euro functional currency subsidiaries, the amount of the Euro-denominated debt that is designated as a hedge, and fluctuations in foreign currency exchange rates.

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

Outlook

In April 2022, we saw room nights grow about 10% relative to April 2019, driven by improving room night trends in all our regions, but primarily in Europe. Given the uncertainty related to the Russian invasion of Ukraine, as well as the COVID-19 pandemic, we cannot accurately predict the number of room nights that will be booked in the second quarter of 2022. Following from the above, for the second quarter of 2022 we currently expect:
•the change in gross bookings relative to the second quarter of 2019 will be about 20 percentage points better than the change in room nights relative to the same period primarily due to an increase in accommodation ADRs;
•revenues as a percentage of gross bookings will be lower than it was in the second quarter of 2019; and
•we will have an operating profit in the second quarter of 2022.

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

The COVID-19 pandemic impacted the booking window and seasonality of our business in 2020, 2021, and in the first quarter of 2022. For example, in the first quarter of 2022 we saw a shorter booking window than we saw in the first quarter of 2019, as an increased percentage of bookings were made for travel that was to occur close to the time of booking. However, in the first quarter of 2022 we saw the booking window expand compared to the first quarter of 2021. It is difficult to accurately predict travel patterns given the COVID-19 pandemic, and we may not experience typical seasonality effects on our business throughout the duration of the pandemic, and potentially for some time thereafter. As the travel market recovers from the impact of the COVID-19 pandemic, we expect to see periods of gross bookings growth rate acceleration, which will likely result in periods where our operating margins are negatively impacted due to the timing difference of when marketing expense is recorded and when revenue is recognized.

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

The extent of the effects of the COVID-19 pandemic on our business, results of operations, cash flows, and growth prospects, are highly uncertain and will ultimately depend on future developments. While we have seen a recovery in travel demand in most parts of the world, we continue to expect that our business could be adversely impacted by surges of COVID-19 case counts, including those driven by variants of COVID-19, as well as any government-imposed travel restrictions in reaction to COVID-19 outbreaks, which could remain a risk for an extended period of time. Over the long term, we intend to continue to invest in marketing and promotion, technology, and personnel within parameters consistent with attempts to improve long-term operating results, even if those expenditures create pressure on operating margins. In recent years, we have experienced pressure on operating margins as we invested in initiatives to drive future growth. We also intend to broaden the scope of our business, including exploring strategic alternatives such as acquisitions.

The competition for technology talent in our industry has intensified, including among established technology companies, startups, and companies transitioning to digital. The competition for talent is exacerbated by an increased willingness of certain companies to offer flexible and remote working policies, which expands the pool of candidates from which our competitors may attract talent. This could continue in the future due to an actual or perceived slower pace of recovery of the travel industry as a result of the COVID-19 pandemic than other industries and other factors beyond our control. As a result of the highly competitive labor market and inflationary pressure on compensation, our personnel expenses to attract and retain key talent are increasing, which may adversely affect our results of operations.

Critical Accounting Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Certain of our accounting estimates are particularly important to our financial position and results of operations and require us to make difficult and subjective judgments, often due to the need to make estimates of matters that are inherently uncertain. We use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates and we evaluate our estimates on an ongoing basis. Estimates are based on historical experience, terms of existing contracts, our observance of trends in the travel industry, and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. For a complete discussion of our critical accounting estimates, see the "Critical Accounting Estimates" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements
See Note 1 to the Unaudited Consolidated Financial Statements for details, which is incorporated by reference into this Item 2.

Results of Operations

Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

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

Room nights, rental car days, and airline tickets reserved through our services for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2022	2021
Room nights	198	99	99.7%
Rental car days	15	10	53.0%
Airline tickets	5	3	69.1%

Room nights, rental car days, and airline tickets reserved through our services increased significantly for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due primarily to the continued improvement in travel demand trends as the impact of the COVID-19 pandemic has lessened in the first quarter of 2022 versus the first quarter of 2021. The majority of the year-over-year increase in airline tickets for the three months ended March 31, 2022 was driven by strong growth at Booking.com, due to the continued expansion of Booking.com’s flight platform.

Gross bookings resulting from reservations of room nights, rental car days, and airline tickets made through our agency and merchant categories for the three months ended March 31, 2022 and 2021 were as follows (numbers may not total due to rounding):

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2022	2021
Agency gross bookings	$16,286	$8,704	87.1%
Merchant gross bookings	11,007	3,232	240.6%
Total gross bookings	$27,293	$11,935	128.7%

Agency gross bookings are derived from travel-related transactions where we do not facilitate payments from travelers for the services provided, while merchant gross bookings are derived from services where we facilitate payments. Agency and merchant gross bookings increased for the three months ended March 31, 2022, compared to the three months ended March 31, 2021 due primarily to the continued improvement in travel demand trends. Merchant gross bookings increased more than agency gross bookings due to the expansion of merchant accommodation reservation services at Booking.com.

The year-over-year increase in gross bookings during the first quarter of 2022 was due primarily to the increase in room nights and the increase in accommodation ADRs of approximately 22%, on a constant-currency basis, partially offset by the negative impact of foreign exchange rate fluctuations. Gross bookings resulting from reservations of rental car days and airline tickets also increased due to higher unit growth, as well as price increases for both services.

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

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2022	2021
Agency revenues	$1,450	$717	102.3%
Merchant revenues	1,050	373	181.5%
Advertising and other revenues	195	51	283.1%
Total revenues	$2,695	$1,141	136.3%

Agency, merchant, and advertising and other revenues increased for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due primarily to the continued improvement in travel demand trends as the impact of the COVID-19 pandemic has lessened in the first quarter of 2022 versus the first quarter of 2021.

Merchant revenues for the three months ended March 31, 2022 increased more than agency revenues due to the expansion of merchant accommodation reservation services at Booking.com.

Advertising and other revenues year-over-year growth benefited from fees for diners seated through OpenTable's online reservation service and subscription fees for restaurant management services, as the program that waived those fees ended in March 2021.

Total revenues as a percentage of gross bookings were 9.9% for the three months ended March 31, 2022, an increase from 9.6% for the three months ended March 31, 2021, driven by the year-on-year growth in advertising and other revenues which have no associated gross bookings.

Operating Expenses

Marketing Expenses

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2022	2021
Marketing expenses	$1,147	$461	148.8%
% of Total gross bookings	4.2%	3.9%
% of Total revenues	42.5%	40.4%

Marketing expenses consist primarily of the costs of:
•search engine keyword purchases;
•referrals from meta-search and travel research websites;
•affiliate programs;
•offline and online brand marketing; and
•other performance-based marketing and incentives.

We adjust our marketing spend based on our growth and profitability objectives, as well as the travel demand and expected ROIs in our marketing channels. We rely on our marketing channels to generate a significant amount of traffic to our websites. In the first quarter of 2022, our marketing expenses, which are substantially variable in nature, increased significantly compared to the first quarter of 2021, due primarily to the continued improvement in travel demand trends as the impact of the COVID-19 pandemic has lessened in the first quarter of 2022 versus the first quarter of 2021. Marketing expenses as a percentage of total gross bookings increased in the first quarter of 2022 compared to the first quarter of 2021 due to year-over-year decreases in performance marketing ROIs, partly offset by favorable changes in the share of traffic by channel during the quarter.

Sales and Other Expenses

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2022	2021
Sales and other expenses	$339	$112	203.8%
% of Total revenues	12.6%	9.8%

Sales and other expenses consist primarily of:
•credit card and other payment processing fees associated with merchant transactions;
•fees paid to third parties that provide call center, website content translations, and other services;
•chargeback provisions and fraud prevention expenses associated with merchant transactions;
•provisions for expected credit losses, primarily related to accommodation commission receivables and prepayments to certain customers; and
•customer relations and other costs.

For the three months ended March 31, 2022, sales and other expenses, which are substantially variable in nature, increased compared to the three months ended March 31, 2021, due primarily to an increase in merchant transaction costs of $137 million and an increase in third-party call center costs of $48 million. Merchant transactions increased in the first quarter of 2022 compared to the first quarter of 2021 due to the continued improvement in travel demand trends as the impact of the COVID-19 pandemic has lessened in the first quarter of 2022 versus the first quarter of 2021, as well as the expansion of merchant accommodation reservation services at Booking.com.

Personnel

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2022	2021
Personnel	$596	$552	8.1%
% of Total revenues	22.1%	48.4%

Personnel expenses consist primarily of:
•salaries;
•stock-based compensation;
•bonuses;
•payroll taxes; and
•employee health and other benefits.

Personnel expenses excluding stock-based compensation increased 14% in the first quarter of 2022 compared to the first quarter of 2021 due to a $27 million higher bonus expense accrual and a $24 million increase in salary expenses. Headcount increased 8% year-over-year to approximately 21,000 employees as of March 31, 2022.

Stock-based compensation expense was $93 million for the three months ended March 31, 2022 compared to $109 million for the three months ended March 31, 2021. The decrease in stock-based compensation expense in the first quarter of 2022 was due to the modification of certain awards during the first quarter of 2021.

General and Administrative

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2022	2021
General and administrative	$158	$119	33.2%
% of Total revenues	5.9%	10.4%

General and administrative expenses consist primarily of:
•occupancy and office expenses;
•fees for outside professionals;
•indirect taxes such as travel transaction taxes and digital services taxes; and
•personnel-related expenses such as travel, relocation, recruiting, and training expenses.

General and administrative expenses increased for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due to higher indirect taxes driven by the improvement in revenue, higher personnel-related expenses, and higher fees for professional services.

Information Technology

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2022	2021
Information technology	$134	$87	54.0%
% of Total revenues	5.0%	7.6%

Information technology expenses consist primarily of:
•software license and system maintenance fees;
•payments to contractors;
•outsourced data center and cloud computing costs; and
•data communications and other expenses associated with operating our services.

Information technology expenses increased during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due to increased payments to contractors and software license fees, some of which relate to cybersecurity and data privacy.

Depreciation and Amortization

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2022	2021
Depreciation and amortization	$111	$113	(2.2)%
% of Total revenues	4.1%	9.9%

Depreciation and amortization expenses consist of:
•amortization of intangible assets with determinable lives;
•amortization of internally-developed and purchased software;
•depreciation of computer equipment; and
•depreciation of leasehold improvements, furniture and fixtures, and office equipment.

Depreciation and amortization expenses decreased during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due to decreased depreciation of computer equipment and leasehold improvements, partially offset by increased amortization expense related to the acquisition of Getaroom.

Restructuring, Disposal, and Other Exit Costs

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2022	2021
Restructuring, disposal, and other exit costs	$36	$8	360.4%
% of Total revenues	1.3%	0.7%

Restructuring, disposal, and other exit costs for the three months ended March 31, 2021 principally relate to the restructuring charges as a result of restructuring actions taken in 2020. These restructuring charges are primarily related to employee severance and other termination benefits at Booking.com. For the three months ended March 31, 2022, the expense relates to the loss recorded on the held-for-sale classification of assets, with the related liabilities, expected to be transferred to Majorel Group Luxembourg S.A. (see Note 15 to the Unaudited Consolidated Financial Statements).

Interest Expense

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2022	2021
Interest expense	$68	$98	(30.7)%
Interest expense decreased for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to the adoption on January 1, 2022 of the new accounting standards for convertible instruments, the issuance of senior notes with lower interest rates in March 2021, the redemption of senior notes with higher interest rates in

April 2021, and the maturity in September 2021 of convertible senior notes. The amortization of debt discount on convertible debt was recorded in Interest expense. With the adoption of the new accounting standards update, such amortization is not recorded in the financial statements for periods after January 1, 2022 (see Note 1 to our Unaudited Consolidated Financial Statements).

Other Income (Expense), Net

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2022	2021
Other income (expense), net	$(955)	$131	(828.7)%

The following table sets forth the breakdown of "Other income (expense), net" for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, (in millions)
	2022	2021
Net (losses) gains on equity securities	$(987)	$36
Foreign currency transaction gains	30	88
Other	2	7
Other income (expense), net	$(955)	$131

Net (losses) gains on equity securities for the three months ended March 31, 2022 are principally related to the losses on our equity investments in Meituan, DiDi Global Inc. ("DiDi"), and Grab Holdings Limited ("Grab"). Net gains on equity securities for the three months ended March 31, 2021 are principally related to the gains on our equity investments in Meituan. See Note 5 to our Unaudited Consolidated Financial Statements for additional information.

Foreign currency transaction gains include gains of $30 million and $91 million related to our Euro-denominated debt and accrued interest that were not designated as net investment hedges and foreign currency losses of $16 million and $9 million on derivative contracts for the three months ended March 31, 2022 and 2021, respectively.

Income Taxes

	Three Months Ended March 31, (in millions)		Increase (Decrease)
	2022	2021
Income tax benefit	$(149)	$(223)	(33.2)%
% of Loss before income taxes	17.6%	80.2%

Our 2022 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to higher international tax rates, valuation allowances related to certain unrealized losses on equity securities, and certain non-deductible expenses, partially offset by the benefit of the Netherlands Innovation Box Tax. Our 2021 effective tax rate differs from the U.S. federal statutory tax rate of 21%, primarily due to the effect of higher international tax rates and certain non-deductible expenses, partially offset by the benefit of the Netherlands Innovation Box Tax.

Our effective tax rate for the three months ended March 31, 2022 was lower than the three months ended March 31, 2021, primarily due to lower discrete U.S. tax expense related to unrealized gains on equity securities, lower international tax rates and certain lower non-deductible expenses, partially offset by a decrease in the benefit of the Netherlands Innovation Box Tax.

During the three months ended March 31, 2022 and 2021, a majority of our income was reported in the Netherlands, where Booking.com is based. Under Dutch corporate income tax law, income generated from qualifying innovative activities is taxed at a rate of 9% ("Innovation Box Tax") rather than the Dutch statutory rate. Effective January 1, 2022, the Netherlands corporate income tax rate increased from 25% to 25.8%. A portion of Booking.com's earnings during the three months ended

March 31, 2022 and 2021 qualified for Innovation Box Tax treatment, which had a beneficial impact on the effective tax rates for these periods. While we expect Booking.com to continue to qualify for Innovation Box Tax treatment with respect to a portion of its earnings for the foreseeable future, the loss of the Innovation Box Tax benefit, whether due to a change in tax law or a determination by the Dutch government that Booking.com's activities are not innovative or for any other reason, could substantially increase our effective tax rate and adversely impact our results of operations and cash flows in future periods.

Liquidity and Capital Resources

Our financial results and prospects are almost entirely dependent on the sale of travel-related services. The COVID-19 pandemic and the resulting implementation of restrictive measures resulted in a significant decline in travel activities and consumer demand for related services, in 2020 in particular.

Marketing expenses and personnel expenses are the most significant operating expenses for our business. We rely on marketing channels to generate a significant amount of traffic to our websites. See our Unaudited Consolidated Statements of Operations and "Trends" and "Results of Operations" within Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on marketing expenses and personnel expenses including stock-based compensation expenses.

Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing, our ability to meet debt covenant requirements, our operating performance, our credit ratings, and the ongoing effects of the COVID-19 pandemic. If our credit ratings were to be downgraded, or financing sources were to ascribe higher risk to our rating levels or our industry, our access to capital and the cost of any financing would be negatively impacted. There is no guarantee that additional debt financing will be available in the future to fund our obligations, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding. In addition, the terms of future debt agreements could include more restrictive covenants than those we are currently subject to, which could restrict our business operations.

At March 31, 2022, we had $12.8 billion in cash, cash equivalents, and short-term and long-term investments, of which approximately $7.0 billion is held by our international subsidiaries. Cash, cash equivalents, and long-term investments held by our international subsidiaries are denominated primarily in Euros, Hong Kong Dollars, and British Pounds Sterling. Cash equivalents and short-term and long-term investments are principally comprised of money market funds, time deposits and certificates of deposit, equity securities of Meituan, Grab, and DiDi, and our investments in private companies (see Notes 5 and 6 to the Unaudited Consolidated Financial Statements).

Deferred merchant bookings of $2.8 billion and $906 million at March 31, 2022 and December 31, 2021, respectively, represent cash payments received from travelers in advance of us completing our performance obligations and are comprised principally of amounts estimated to be payable to the travel service providers as well as our estimated deferred revenue for our commission or margin and fees. The amounts are subject to refunds for cancellations.

At March 31, 2022, we had a remaining transition tax liability of $912 million as a result of the Tax Cuts and Jobs Act (the "Tax Act"), which included $825 million reported as "Long-term U.S. transition tax liability" and $87 million included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheet. This liability will be paid over the next five years. In accordance with the Tax Act, generally, future repatriation of our international cash will not be subject to a U.S. federal income tax liability as a dividend, but will be subject to U.S. state income taxes and international withholding taxes, which have been accrued by us.

In August 2019, we entered into a $2.0 billion five-year unsecured revolving credit facility with a group of lenders. The revolving credit facility provides for the issuance of up to $80 million of letters of credit as well as borrowings of up to $100 million on same-day notice, referred to as swingline loans. The proceeds of loans made under the facility can be used for working capital and general corporate purposes, including acquisitions, share repurchases and debt repayments. At March 31, 2022, there were no borrowings outstanding and $5 million of letters of credit issued under the facility. The revolving credit facility contains a maximum leverage ratio covenant, compliance with which is a condition to our ability to borrow thereunder. After a 2020 amendment to the revolving credit facility, the permitted maximum leverage ratio is increased through and including the three months ending March 31, 2023 and we may not declare or make any cash distribution or repurchase any of our shares (with certain exceptions including in connection with tax withholding related to shares issued to employees) unless (i) prior to the delivery of financial statements for the three months ending June 30, 2022, we have at least $6.0 billion of liquidity on a pro forma basis, based on unrestricted cash, cash equivalents, short-term investments, and unused capacity under this revolving credit facility and (ii) after the delivery of financial statements for the three months ending June 30, 2022, we are in compliance on a pro forma basis with the maximum leverage ratio covenant then in effect. Such restriction ends upon delivery of financial statements required for the three months ending June 30, 2023, or we have the ability to terminate this restriction earlier if we demonstrate compliance with the original maximum leverage ratio covenant in the revolving credit facility. At March 31, 2022, we were in compliance with the relevant financial covenant. There can be no assurance that we will be able to meet the maximum leverage ratio covenant at any particular time, and our ability to borrow under the revolving credit facility depends on compliance with the covenant. Further, the lenders have the right to require repayment of any amounts borrowed under the facility if we are not in compliance with the covenant.

In March 2022, we repaid $1.1 billion on the maturity of senior notes with an interest rate of 0.8% and aggregate principal amount of 1.0 billion Euros. In September 2021, in connection with the maturity of Convertible Senior Notes due September 2021, we paid $1.0 billion to satisfy the aggregate principal amount due and paid an additional $86 million conversion premium in excess of the principal amount.
In March 2021, we issued Senior Notes due March 2025 with an interest rate of 0.1% for an aggregate principal amount of 950 million Euros and Senior Notes due March 2028 with an interest rate of 0.5% for an aggregate principal amount of 750 million Euros. The proceeds from the senior notes issued in March 2021 were used to redeem the Senior Notes due April 2025 and the Senior Notes due April 2027, which we paid $2.0 billion to redeem in April 2021.
See Note 9 to the Unaudited Consolidated Financial Statements for additional information related to our debt arrangements, including principal amounts, interest rates and maturity dates.

During the three months ended March 31, 2022, we repurchased 486,112 shares of our common stock for an aggregate cost of $1.1 billion. At March 31, 2022, we had a remaining aggregate amount of $9.5 billion authorized by our Board of Directors to repurchase our common stock. We expect to complete repurchases under the remaining authorization within the next three years assuming the travel recovery continues and we are able to meet the minimum liquidity required by the credit facility amendment. See Note 9 to the Unaudited Consolidated Financial Statements for a description of the impact of the 2020 credit facility amendment on our ability to repurchase shares. In April 2022, we repurchased approximately $325 million of our common stock.

In November 2021, we entered into an agreement to acquire global flight booking provider Etraveli Group for approximately 1.6 billion Euros ($1.8 billion). Completion of the acquisition is subject to certain closing conditions, including regulatory approvals.

As of March 31, 2022, we had a remaining obligation of 8 million Euros ($9 million) related to the turnkey agreement for the construction of Booking.com's future headquarters in the Netherlands, which will be paid through 2022, when we anticipate construction will be complete. In addition to the turnkey agreement, we have a remaining obligation at March 31, 2022 to pay 68 million Euros ($75 million) over the remaining initial term of the acquired land lease, which expires in 2065. We have made and will continue to make additional capital expenditures to fit out and furnish the office space. At March 31, 2022, we had 15 million Euros ($17 million) of outstanding commitments to vendors to fit out and furnish the office space.

At March 31, 2022 and December 31, 2021, we had lease obligations of $566 million and $561 million, respectively. Additionally, at March 31, 2022 and December 31, 2021, we had, in the aggregate, $171 million and $154 million, respectively, of non-cancellable purchase obligations individually greater than $10 million.

At March 31, 2022 and December 31, 2021, there were $686 million and $511 million, respectively, of standby letters of credit and bank guarantees issued on our behalf. These are obtained primarily for regulatory purposes and payment guarantees to third-party payment processors.

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

Cash Flow Analysis

Net cash provided by operating activities for the three months ended March 31, 2022 was $1.7 billion, resulting from a favorable net change in working capital and long-term assets and liabilities of $1.3 billion and a favorable impact from adjustments for non-cash items of $1.1 billion, partially offset by net loss of $700 million. Non-cash items were principally associated with net losses on equity securities, deferred income tax benefit, depreciation and amortization, stock-based compensation expense and other stock-based payments, provision for expected credit losses and chargebacks, and operating lease amortization. For the three months ended March 31, 2022, deferred merchant bookings and other current liabilities increased by $1.9 billion and accounts receivable increased by $326 million primarily due to increases in business volumes.

Net cash used in operating activities for the three months ended March 31, 2021 was $207 million, resulting from a net loss of $55 million and an unfavorable net change in working capital and long-term assets and liabilities of $262 million, partially offset by a favorable impact from adjustments for non-cash items of $110 million. Non-cash items were principally associated with depreciation and amortization, stock-based compensation expense and other stock-based payments, unrealized foreign currency transaction gains on Euro-denominated debt, deferred income tax benefit, operating lease amortization, and net gains on equity securities. For the three months ended March 31, 2021, prepaid expenses and other current assets increased by $258 million, primarily due to $186 million higher tax benefit as a result of a net loss for the three months ended March 31, 2021 and the prepayment of Netherlands income taxes of $175 million, partially offset by $64 million lower prepayments to third party payment processors. For the three months ended March 31, 2021, deferred merchant bookings and other current liabilities increased by $114 million, primarily due to higher deferred merchant bookings on account of increased business volumes, partially offset by a reduction in accrued compensation liabilities as a result of 2020 bonuses being paid during the three months ended March 31, 2021. For the three months ended March 31, 2021, accounts receivable increased by $72 million primarily due to increases in business volumes.

Net cash used in investing activities for the three months ended March 31, 2022 and 2021 was $121 million and $65 million, respectively, principally resulting from purchase of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2022 was $2.1 billion, almost entirely resulting from the repayment of debt of $1.1 billion and payments for the repurchase of common stock of $1.0 billion. Net cash provided by financing activities for the three months ended March 31, 2021 was $1.9 billion, almost entirely resulting from the proceeds from the issuance of long-term debt of $2.0 billion, partially offset by payments for the repurchase of common stock of $137 million.

Contingencies

French tax authorities conducted audits of Booking.com for the years 2003 through 2012, 2013 through 2015, and 2016 through 2018. In December 2015, the French tax authorities issued Booking.com assessments for unpaid income and value added taxes ("VAT") related to tax years 2006 through 2012 for approximately 356 million Euros ($396 million), the majority of which represents penalties and interest. The assessments assert that Booking.com had a permanent establishment in France. In December 2019, the French tax authorities issued an additional assessment of 70 million Euros ($78 million), including interest and penalties, for the 2013 tax year asserting that Booking.com had taxable income attributable to a permanent establishment in France. The French tax authorities also have issued assessments totaling 39 million Euros ($44 million), including interest and penalties, for certain tax years between 2011 and 2015 on Booking.com's French subsidiary asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com in the Netherlands. On February 8, 2022, the French Tax Court issued a decision in favor of Booking.com’s French subsidiary regarding the assessments of 3 million Euros ($4 million) for the tax years 2011 and 2012. In December 2021, the French tax authorities issued assessments on Booking.com’s French subsidiary totaling 78 million Euros ($86 million), including interest and penalties, for the tax years 2016 through 2018 asserting that the subsidiary did not receive sufficient compensation for the services it rendered to Booking.com. As a result of a formal demand from the French tax authorities for payment of the amounts assessed against Booking.com for the years 2006 through 2012, in January 2019, we paid the assessments of approximately 356 million Euros ($396 million) in order to preserve our right to contest those assessments in court. The payment, which is included in "Other assets, net" in the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, does not constitute an admission that we owe the taxes and will be refunded (with interest) to us to the extent we prevail. In December 2019 and October 2020, we initiated court proceedings with respect to certain of the assessments. Although we believe that Booking.com has been, and continues to be, in compliance with French tax law, and we are contesting the assessments, during the three months ended September 30, 2020, we contacted the French tax authorities regarding the potential to achieve resolution of the matter through a settlement. After assessing several potential outcomes and potential settlement amounts and terms, an expense for unrecognized tax benefit in the amount of 50 million Euros ($59 million) was recorded during the year ended December 31, 2020, of which the majority was included as a partial reduction to the tax payment recorded in "Other assets, net" in the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021. In December 2020, the French Administrative Court (Conseil d’Etat) delivered a decision in the "ValueClick" case that could have an impact on the outcome in our case. After considering the potential adverse impact of the new decision on the potential outcomes for the Booking.com assessments, we currently estimate that the reasonably possible loss related to VAT is approximately 20 million Euros ($22 million). For additional information related to the French and other tax assessments, see Note 13 to our Unaudited Consolidated Financial Statements and Part I, Item IA, Risk Factors - "We may have exposure to additional tax liabilities" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Beginning in 2014, Booking.com received several letters from the Netherlands Pension Fund for the Travel Industry (Reiswerk) ("BPF") claiming that Booking.com is required to participate in the mandatory pension scheme of the BPF with retroactive effect to 1999, which has a higher contribution rate than the pension scheme in which Booking.com is currently participating. BPF instituted legal proceedings against Booking.com and in 2016 the District Court of Amsterdam rejected all of BPF’s claims. BPF appealed the decision to the Court of Appeal, and, in May 2019, the Court of Appeal also rejected all of BPF’s claims, in each case by ruling that Booking.com does not meet the definition of a travel intermediary for purposes of the mandatory pension scheme. BPF then appealed to the Netherlands Supreme Court. In April 2021, the Supreme Court overturned the previous decision of the Court of Appeal and held that Booking.com meets the definition of a travel intermediary for the purposes of the mandatory pension scheme. The Supreme Court ruled only on the qualification of Booking.com as a travel intermediary for the purposes of the mandatory pension scheme, and did not rule on the various other defenses we brought forward against BPF's claims. The Supreme Court referred the matter to another Court of Appeal that will have to assess the other defenses we brought forward if BPF were to proceed with the litigation. We intend to pursue a number of defenses in any subsequent proceedings and may ultimately prevail in whole or in part. While we continue to believe that Booking.com is in compliance with its pension obligations and that the Court of Appeal could ultimately rule in favor of Booking.com, given the Supreme Court’s decision, we believe it is probable that we have incurred a loss related to this matter. We are not able to reasonably estimate a loss or a range of loss because there are significant factual and legal questions yet to be determined in any subsequent proceedings. As a result, as of March 31, 2022, we have not recorded a liability in connection with a potential adverse ultimate outcome to this litigation. However, if Booking.com were to ultimately lose and all of BPF’s claims were to be accepted (including with retroactive effect to 1999), we estimate that as of March 31, 2022, the maximum loss, not including any potential interest or penalties, would be approximately 301 million Euros ($335 million). Such estimated potential loss increases as Booking.com continues not to contribute to the BPF and depends on Booking.com’s applicable employee compensation after March 31, 2022. For additional information related to the pension matter and our other contingent liabilities, see Note 13 to our Unaudited Consolidated Financial Statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. These forward-looking statements reflect our views regarding current expectations and projections about future events and conditions and are based on currently available information. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict; therefore, actual results could differ materially from those described in the forward-looking statements.

Expressions of future goals and expectations and similar expressions, including "may," "will," "should," "could," "aims," "seeks," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "targets," and "continue," reflecting something other than historical fact are intended to identify forward-looking statements. Our actual results could differ materially from those described in the forward-looking statements for various reasons including the risks we face which are more fully described in Part I, Item IA, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the reports and documents we file or furnish from time to time with the Securities and Exchange Commission, particularly our Annual Report on Form 10-K for the year ended December 31, 2021, and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

The objective of our policies is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in rates. We evaluate our exposure to market risk by assessing the anticipated near-term and long-term fluctuations in interest rates and foreign currency exchange rates. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future rates. We utilize this information to determine our own investment strategies as well as to determine if the use of derivative financial instruments is appropriate to mitigate any potential future market exposure that we may face. Our policy does not allow speculation in derivative instruments for profit or, except in certain limited situations, execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. To the extent that changes in interest rates and foreign currency exchange rates affect general economic conditions, we would also be affected by such changes.

At March 31, 2022 and December 31, 2021, the outstanding aggregate principal amount of our debt was $9.8 billion and $11.1 billion, respectively. We estimate that the fair value of such debt was approximately $10.4 billion and $12.1 billion at March 31, 2022 and December 31, 2021, respectively. The estimated fair value of our debt in excess of the outstanding principal amount primarily relates to the conversion premium on the convertible senior notes and the senior notes due in April 2030. Excluding the effect on the fair value of our convertible senior notes, a hypothetical 100 basis point (1.0%) decrease in interest rates would have resulted in an increase in the estimated fair value of our other debt of approximately $352 million and $401 million at March 31, 2022 and December 31, 2021, respectively. Our convertible senior notes are more sensitive to the equity market price volatility of our shares than changes in interest rates. The fair value of the convertible senior notes will likely increase as the market price of our shares increases and will likely decrease as the market price of our shares falls.

Our businesses outside of the U.S. represent a substantial majority of our financial results. Therefore, because we report our results in U.S. Dollars, we face exposure to movements in foreign currency exchange rates as the financial results and the financial condition of our businesses outside of the U.S. are translated from local currencies (principally Euros and British Pounds Sterling) into U.S. Dollars. If the U.S. Dollar weakens against the local currencies, the translation of these foreign-currency-denominated balances will result in increased net assets, gross bookings, revenues, operating expenses and net income. Similarly, our net assets, gross bookings, revenues, operating expenses and net income will decrease if the U.S. Dollar strengthens against the local currencies. For example, total revenues from our businesses outside of the U.S. increased by 135% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, but without the impact of changes in foreign currency exchange rates, increased year-over-year on a constant-currency basis by approximately 147%. Since our expenses are generally denominated in foreign currencies on a basis similar to our revenues, our operating margins have not been significantly impacted by currency fluctuations. Additionally, foreign currency exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains and losses that are reflected in our Unaudited Consolidated Statements of Operations. We have a significant investment that is denominated in Hong Kong Dollars and the related impact from the movements in foreign currency exchange rates is recognized in "Other income (expense), net" in the Unaudited Consolidated Statements of Operations.

We designate certain portions of the aggregate principal value of our Euro-denominated debt as a hedge of the foreign currency exposure of the net investment in certain Euro functional currency subsidiaries. The foreign currency transaction gains or losses on the Euro-denominated debt that is not designated as a hedging instrument for accounting purposes are recognized in "Other income (expense), net" in our Unaudited Consolidated Statements of Operations (see Note 9 to our Unaudited Consolidated Financial Statements). Such foreign currency transaction gains or losses are dependent on the amount of net assets of the Euro functional currency subsidiaries, the amount of the Euro-denominated debt that is designated as a hedge and fluctuations in foreign currency exchange rates.

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

We are exposed to equity price risk as it relates to changes in fair values of our investments in equity securities of publicly-traded companies and private companies. We recorded net losses of $987 million and net gains of $36 million related to these equity securities for the three months ended March 31, 2022 and 2021, respectively (see Notes 5 and 6 to our Unaudited Consolidated Financial Statements). The estimated fair values of our investments in equity securities of publicly-

traded companies and private companies were $1.9 billion and $337 million, respectively, at March 31, 2022, and $2.9 billion and $325 million, respectively, at December 31, 2021. Our investments in private companies, excluding investments classified as debt securities for accounting purposes, are measured at cost less impairment, if any. Such investments are also required to be measured at fair value as of the date of certain observable transactions for the identical or a similar investment of the same issuer. A hypothetical 10% decrease in the fair values at March 31, 2022 and December 31, 2021 of our investments in equity securities of publicly-traded companies and private companies would have resulted in a loss, before tax, of approximately $220 million and $320 million, respectively, being recognized in net income. As of May 3, 2022, the market prices of DiDi Global Inc.'s ADSs and Grab Holdings Limited's shares decreased by 20% and 10%, respectively, as compared to their respective market prices on March 31, 2022.

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

No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e), occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of any material legal proceedings to which we are a party, and updates thereto, is included in Note 13 to our Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022, and is incorporated into this Part II, Item 1 by reference thereto.

Item 1A.  Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"), which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. This section supplements the Risk Factors described in the 2021 Form 10-K based on recent developments since the 2021 Form 10-K filing.

We face risks related to the Russian invasion of Ukraine, including from the resulting geopolitical effects.

The Russian invasion of Ukraine has resulted in worldwide geopolitical and macroeconomic uncertainty and led us to suspend the booking of travel services in Russia and Belarus. This led to the loss of new bookings and significant cancellations in these countries. The U.S., U.K., E.U., and others imposed financial and economic sanctions on certain industry sectors and parties in and associated with Russia and Belarus, and additional sanctions continue to be proposed and adopted. Compliance with the evolving sanctions regime is complex and may be subject to heightened regulatory scrutiny, particularly with respect to payments we process.

The conflict and our suspension of travel services in Russia and Belarus may also heighten risks relating to employee safety, cybersecurity incidents or disruptions to our information systems or supply chain, operational costs, reputational damage, and potential retaliatory action by the Russian government or other actors. We cannot predict how and the extent to which the ongoing conflict will affect our operations, customers, or partners. The conflict could continue to adversely affect demand for our services, particularly in nearby areas such as Eastern Europe.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information relating to repurchases of our equity securities during the three months ended March 31, 2022.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 –	118,970	(1)	$2,409	118,970	$10,133,688,671	(1)
January 31, 2022	16	(2)	$2,388	N/A	N/A

February 1, 2022 –	100,649	(1)	$2,473	100,649	$9,884,805,344	(1)
February 28, 2022	1,020	(2)	$2,283	N/A	N/A

March 1, 2022 –	194,630	(1)	$2,121	194,630	$9,471,904,742	(1)
March 31, 2022	70,833	(2)	$2,102	N/A	N/A
Total	486,118		$2,262	414,249	$9,471,904,742
 _____________________________
(1)    Pursuant to a stock repurchase program announced on May 9, 2019, whereby we were authorized to repurchase up to $15.0 billion of our common stock.
(2)    Pursuant to a general authorization, not publicly announced, whereby we are authorized to repurchase shares of our common stock to satisfy employee withholding tax obligations related to stock-based compensation. The table above does not include adjustments during the three months ended March 31, 2022 to previously withheld share amounts (reduction of 6 shares) that reflect changes to the estimates of employee tax withholding obligations.

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

Item 6.  Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1(a)	Restated Certificate of Incorporation.
3.2(b)	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of June 4, 2021.
3.3(b)	Amended and Restated By-Laws of Booking Holdings Inc., dated as of June 4, 2021.
31.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David I. Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn D. Fogel, the Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David I. Goulden, the Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101).
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

BOOKING HOLDINGS INC.
(Registrant)

Date:	May 4, 2022	By:	/s/ David I. Goulden
Name: David I. Goulden Title: Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)